Form 10-Q
period 1996-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1996-05-14
CIK 921112, 921113

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

     Commission file number:  1-13130 (Liberty Property Trust)
                              1-13132 (Liberty Property Limited Partnership)



                            LIBERTY PROPERTY TRUST
                     LIBERTY PROPERTY LIMITED PARTNERSHIP
     (Exact name of registrants as specified in their governing documents)



MARYLAND (Liberty Property Trust)                                     23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)                   23-2766549
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification Number)

65 Valley Stream Parkway, Suite 100, Malvern, Pennsylvania                 19355
(Address of Principal Executive Offices)                              (Zip Code)

Registrants' Telephone Number, Including Area Code                (610) 648-1700



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past ninety (90) days.  YES   X    NO
                                                             -----     -----

On May 9, 1996, 28,717,691 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1996

                                     INDEX
                                     -----

Part I.  Financial Information
- - ------------------------------
Item 1.  Financial Statements

                                                                           Page
                                                                           ----

         Consolidated balance sheet of Liberty Property Trust at
         March 31, 1996 (unaudited) and December 31, 1995.                   4

         Consolidated statement of operations of Liberty Property
         Trust for the three months ended March 31, 1996
         (unaudited) and March 31, 1995 (unaudited).                         5

         Consolidated statement of cash flows of Liberty Property
         Trust for the three months ended March 31, 1996
         (unaudited) and March 31, 1995 (unaudited).                         6

         Notes to consolidated financial statements for Liberty
         Property Trust.                                                     7

         Consolidated balance sheet of Liberty Property Limited
         Partnership at March 31, 1996 (unaudited) and
         December 31, 1995.                                                  8

         Consolidated statement of operations of Liberty Property
         Limited Partnership for the three months ended
         March 31, 1996 (unaudited) and March 31, 1995 (unaudited).          9

         Consolidated statement of cash flows of Liberty Property
         Limited Partnership for the three months ended
         March 31, 1996 (unaudited) and March 31, 1995 (unaudited).         10

         Notes to consolidated financial statements for Liberty
         Property Limited Partnership.                                      11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             12-15

Part II.  Other Information                                                 16
- - ---------------------------

Signatures                                                                  17
- - ----------


- - ---------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities.

             Consolidated Balance Sheet of Liberty Property Trust
                                (In thousands)


                                                              March 31, 1996    December 31, 1995
                                                             ----------------  -------------------
Assets                                                          (unaudited)
Real estate:
  Land and land improvements                                      $109,578            $108,723
  Buildings and improvements                                       722,910             715,908
  Less accumulated depreciation                                    (99,486)            (94,183)
                                                                  --------            --------
Operating real estate                                              733,002             730,448

  Development in progress                                           82,494              67,021
  Land held for development                                         30,667              28,578
                                                                  --------            --------
Net real estate                                                    846,163             826,047

Cash and cash equivalents                                           21,736              10,629
Accounts receivable                                                  7,228               5,608
Deferred financing and leasing costs, net of
 accumulated amortization (1996, $25,694;
 1995, $24,007)                                                     24,435              26,363
Prepaid expenses and other assets                                   27,959              29,455
                                                                  --------            --------
Total assets                                                      $927,521            $898,102
                                                                  ========            ========

Liabilities
Mortgage loans                                                    $171,920            $172,115
Subordinated debentures                                            224,848             229,900
Line of credit                                                     113,957              71,894
Accounts payable                                                     4,239               4,577
Accrued interest                                                     4,783               9,439
Dividend payable                                                    12,827              12,668
Other liabilities                                                   16,993              20,835
                                                                  --------            --------
Total liabilities                                                  549,567             521,428

Minority interest                                                   40,778              41,153

Shareholders' equity
Common shares of beneficial interest, $.001 par value,
 200,000,000 shares authorized, 28,717,691 and
 28,348,048 shares issued and outstanding as of
 March 31, 1996 and December 31, 1995, respectively                     28                  28
Additional paid-in capital                                         321,650             314,407
Unearned compensation                                               (2,090)                  -
Retained earnings                                                   17,588              21,086
                                                                  --------            --------
Total shareholders' equity                                         337,176             335,521
                                                                  --------            --------
Total liabilities and shareholders' equity                        $927,521            $898,102
                                                                  ========            ========

See accompanying notes.

        Consolidated Statement of Operations of Liberty Property Trust
            (Unaudited and in thousands, except per share amounts)


                                                               Three            Three
                                                            Months Ended     Months Ended
                                                           March 31, 1996   March 31, 1995
                                                          ----------------  ---------------
Revenue
Rental                                                        $25,952           $19,493
Operating expense reimbursement                                 8,905             5,411
Management fees                                                   505               221
Interest and other                                              1,201               609
                                                              -------           -------
Total revenue                                                  36,563            25,734

Operating expenses
Rental property expenses                                        7,817             4,545
Real estate taxes                                               2,565             2,216
General and administrative                                      1,637               924
Depreciation and amortization                                   6,456             4,890
                                                              -------           -------

Total operating expenses                                       18,475            12,575
                                                              -------           -------

Operating income                                               18,088            13,159

Interest expense                                                9,134             8,394
                                                              -------           -------

Income before minority interest                                 8,954             4,765

Minority interest                                                 965               589
                                                              -------           -------

Net income                                                    $ 7,989           $ 4,176
                                                              =======           =======

Net income per common share - primary                           $0.28             $0.20
                                                              =======           =======

Dividends declared per common share                             $0.40             $0.40
                                                              =======           =======

Weighted average number of common shares outstanding           28,473            21,143
                                                              =======           =======


See accompanying notes.

        Consolidated Statement of Cash Flows of Liberty Property Trust
                         (Unaudited and in thousands)

                                                                Three            Three
                                                            Months Ended     Months Ended
                                                           March 31, 1996   March 31, 1995
                                                          ---------------- ----------------
Operating activities
Net income                                                    $  7,989        $   4,176
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                               6,456            4,890
     Minority interest in net income                               965              589
     Gain on sale                                                 (377)               -
     Noncash compensation                                           22                -
     Changes in operating assets and liabilities:
        Accounts receivable                                     (1,620)          (2,702)
        Prepaid expense and other assets                            50           (1,665)
        Accounts payable                                          (338)             725
        Accrued interest on existing debt                       (4,656)          (3,728)
        Other liabilities                                       (3,489)           2,693
                                                              --------        ---------

Net cash provided by operating activities                        5,002            4,978
                                                              --------        ---------

Investing activities
     Investment in properties                                  (25,541)        (103,212)
     Increase in deferred leasing costs                           (336)            (361)
                                                              --------        ---------

Net cash used by investing activities                          (25,877)        (103,573)
                                                              --------        ---------

Financing activities
     Repayments of mortgage loans                                 (195)             (84)
     Proceeds from draw down of line of credit                  42,063           77,076
     Deposits on pending acquisitions                            1,446           22,700
     Decrease (increase) in deferred financing costs             1,336           (2,024)
     Dividends                                                 (12,668)          (9,528)
                                                              --------        ---------

Net cash provided by financing activities                       31,982           88,140

Increase (decrease) in cash and cash equivalents                11,107          (10,455)

Cash and cash equivalents at beginning of period                10,629           25,169
                                                              --------        ---------

Cash and cash equivalents at end of period                    $ 21,736        $  14,714
                                                              ========        =========

Supplemental disclosure of noncash transactions
Write-off of fully depreciated property and
  deferred costs                                              $    898        $     298
Acquisition of properties                                            -          (55,300)
Assumption of mortgage loans                                         -           41,117
Issuance of operating partnership units                              -           14,183
Noncash compensation                                               353                -
Conversion of debentures                                         5,052                -
                                                              ========        =========


See accompanying notes.

                            Liberty Property Trust

            Notes to Consolidated Financial Statements (Unaudited)

                                March 31, 1996

Note 1 - Basis of Presentation
- - ------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

Note 2 - Organization
- - ---------------------

The Trust, a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering") of 20,987,500 common shares of beneficial interest (the "Common Shares"). The Trust conducts all of its operations through the Operating Partnership. Simultaneous with the closing of the Share Offering, the Company succeeded to substantially all of the interests of Rouse & Associates, a general partnership, and certain other entities affiliated with Rouse & Associates. At March 31, 1996, the Trust owned an 89.19% interest in the Operating Partnership as its sole general partner and a .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The Company completed a secondary offering (the "Secondary Offering") on November 27, 1995 of 7,200,000 Common Shares.

      Consolidated Balance Sheet of Liberty Property Limited Partnership
                                (In thousands)


                                               March 31, 1996   December 31, 1995
                                              ---------------- -------------------
Assets                                           (unaudited)
Real estate:
  Land and land improvements                      $109,578            $108,723
  Buildings and improvements                       722,910             715,908
  Less accumulated depreciation                    (99,486)            (94,183)
                                                  --------            --------
Operating real estate                              733,002             730,448

  Development in progress                           82,494              67,021
  Land held for development                         30,667              28,578
                                                  --------            --------
Net real estate                                   $846,163            $826,047

Cash and cash equivalents                           21,736              10,629
Accounts receivable                                  7,228               5,608
Deferred financing and leasing costs, net of
  accumulated amortization (1996, $25,694;
  1995, $24,007)                                    24,435              26,363
Prepaid expenses and other assets                   27,959              29,455
                                                  --------            --------
Total assets                                      $927,521            $898,102
                                                  ========            ========

Liabilities
Mortgage loans                                    $171,920            $172,115
Subordinated debentures                            224,848             229,900
Line of credit                                     113,957              71,894
Accounts payable                                     4,239               4,577
Accrued interest                                     4,783               9,439
Distributions payable                               12,827              12,668
Other liabilities                                   16,993              20,835
                                                  --------            --------
Total liabilities                                  549,567             521,428

Owners' equity
General partner's equity                           337,176             335,521
Limited partners' equity                            40,778              41,153
                                                  --------            --------
Total owners' equity                               377,954             376,674
                                                  --------            --------
Total liabilities and owners' equity              $927,521            $898,102
                                                  ========            ========


See accompanying notes.

 Consolidated Statement of Operations of Liberty Property Limited Partnership
                         (Unaudited and in thousands)


                                                 Three             Three
                                              Months Ended      Months Ended
                                             March 31, 1996    March 31, 1995
                                            ----------------  ----------------
Revenue
Rental                                           $25,952           $19,493
Operating expense reimbursement                    8,905             5,411
Management fees                                      505               221
Interest and other                                 1,201               609
                                                 -------           -------
Total revenue                                     36,563            25,734

Operating expenses
Rental property expenses                           7,817             4,545
Real estate taxes                                  2,565             2,216
General and administrative                         1,637               924
Depreciation and amortization                      6,456             4,890
                                                 -------           -------

Total operating expenses                          18,475            12,575
                                                 -------           -------

Operating income                                  18,088            13,159

Interest expense                                   9,134             8,394
                                                 -------           -------

Net income                                       $ 8,954           $ 4,765
                                                 =======           =======

Net income allocated to general partner          $ 7,989           $ 4,176
Net income allocated to limited partners             965               589
                                                 =======           =======


See accompanying notes.

 Consolidated Statement of Cash Flows of Liberty Property Limited Partnership
                         (Unaudited and in thousands)

                                                               Three            Three
                                                           Months Ended     Months Ended
                                                          March 31, 1996   March 31, 1995
                                                         ---------------- ----------------
Operating activities
Net income                                                    $  8,954        $   4,765
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                               6,456            4,890
     Gain on sale                                                 (377)               -
     Noncash compensation                                           22                -
     Changes in operating assets and liabilities:
     Accounts receivable                                        (1,620)          (2,702)
     Prepaid expense and other assets                               50           (1,665)
     Accounts payable                                             (338)             725
     Accrued interest on existing debt                          (4,656)          (3,728)
     Other liabilities                                          (3,489)           2,693
                                                              --------        ---------

Net cash provided by operating activities                        5,002            4,978
                                                              --------        ---------

Investing activities
     Investment in properties                                  (25,541)        (103,212)
     Increase in deferred leasing costs                           (336)            (361)
                                                              --------        ---------

Net cash used by investing activities                          (25,877)        (103,573)
                                                              --------        ---------

Financing activities
     Repayments of mortgage loans                                 (195)             (84)
     Proceeds from draw down of line of credit                  42,063           77,076
     Deposits on pending acquisitions                            1,446           22,700
     Decrease (increase) in deferred financing costs             1,336           (2,024)
     Distributions to partners                                 (12,668)          (9,528)
                                                              --------        ---------

Net cash provided by financing activities                       31,982           88,140

Increase (decrease) in cash and cash equivalents                11,107          (10,455)

Cash and cash equivalents at beginning of period                10,629           25,169
                                                              --------        ---------

Cash and cash equivalents at end of period                    $ 21,736        $  14,714
                                                              ========        =========

Supplemental disclosure of noncash transactions
Write-off of fully depreciated property and
  deferred costs                                              $    898        $     298
Acquisition of properties                                            -          (55,300)
Assumption of mortgage loans                                         -           41,117
Issuance of operating partnership units                              -           14,183
Noncash compensation                                               353                -
Conversion of subordinated debentures                            5,052                -
                                                              ========        =========

See accompanying notes.

                     Liberty Property Limited Partnership

            Notes to Consolidated Financial Statements (Unaudited)

                                March 31, 1996


Note 1 - Basis of Presentation
- - ------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries, including Liberty Property Development Corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

Note 2 - Organization
- - ---------------------

Liberty Property Trust (the "Trust", and together with the Operating Partnership referred to as the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering") of 20,987,500 common shares of beneficial interest (the "Common Shares"). The Trust conducts all of its operations through the Operating Partnership. Simultaneous with the closing of the Share Offering, the Company succeeded to substantially all of the interests of Rouse & Associates, a general partnership, and certain other entities affiliated with Rouse & Associates. At March 31, 1996, the Trust owned an 89.19% interest in the Operating Partnership as its sole general partner and a .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The Company completed a secondary offering (the "Secondary Offering") on November 27, 1995 of 7,200,000 Common Shares.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

The following discussion compares the activities of the Company for the three month period ended March 31, 1996 (unaudited) with the activities of the Company for the three month period ended March 31, 1995 (unaudited). As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Results of Operations
- - ---------------------

For the three month period ended March 31, 1996 compared to the three month
- - ---------------------------------------------------------------------------
period ended March 31, 1995.
- - ----------------------------

Rental revenues increased from $19.5 million to $26.0 million for the three month periods ended March 31, 1995 to March 31, 1996. This increase was primarily due to the increase in the number of properties in operation during the respective periods. As of March 31, 1995, the Company had 191 properties in operation and as of March 31, 1996, the Company had 213 properties in operation. From January 1, 1995 through March 31, 1995, the Company acquired 40 properties for approximately $141.8 million. From January 1, 1996 through March 31, 1996, the Company purchased 5 properties for approximately $18.4 million.

Operating expense reimbursement increased from $5.4 million for the three months ended March 31, 1995 to $8.9 million for the three months ended March 31, 1996. This increase is a result of the reimbursement from tenants for increases in rental property expense and real estate taxes.

Rental property expense increased from $4.5 million for the three months ended March 31, 1995 to $7.8 million for the three months ended March 31, 1996. This increase was due to the increase in properties owned during the respective periods and because of significant snow removal and other seasonal operating costs incurred as a result of the severe 1996 winter.

Real estate taxes increased from $2.2 million for the three months ended March 31, 1995 to $2.6 million for the three months ended March 31, 1996 due to the increase in the number of properties owned.

Net operating income for the "Same Store" properties (properties owned as of January 1, 1995) increased from $16.8 million for the three months ended March 31, 1995 to $17.4, million for the three months ended March 31, 1996 (see table on following page). This increase of 3.6% was primarily attributable to an increase in the occupancy of the properties.

General and administrative expenses increased by $700,000 from the three months ended March 31, 1995 to the comparable period in 1996 due to the increase in the number of properties owned during the respective periods.

Interest expense increased from $8.4 million for the three months ended March 31, 1995 to $9.1 million for the three months ended March 31, 1996. Interest expense was incurred on the Line of Credit (which was used to fund property acquisitions and development costs), on mortgage debt and on the Debentures. The increase in interest expense is due to an increase in the average debt outstanding from the first quarter of 1995 to the first quarter of 1996. This increase is partly offset by the lower interest rate on the outstanding debt, primarily as a result of the 1% reduction in the interest rate on the Line of Credit borrowings.

Depreciation and amortization expense increased by $1.6 million from $4.9 million for the three months ended March 31, 1995 to $6.5 million for the three months ended March 31, 1996. This increase was due to an increase in the number of properties owned during the respective periods.

As a result of the foregoing, the Company's operating income increased from $13.2 million for the three months ended March 31, 1995 to $18.1 million for the three months ended March 31, 1996. In addition, income before minority interest increased by 88%, from $4.8 million for the three months ended March 31, 1995 to $9.0 million for the three months ended March 31, 1996.

Set forth below is a schedule comparing the operating results for the Same Store properties for the three month periods ended March 31, 1996 and 1995.

                                     1996     1995
                                   -------  -------
Rental revenue                     $18,778  $18,041
Operating expense reimbursement      6,809    5,183
                                   -------  -------
                                    25,587   23,224

Rental property expenses             6,272    4,358
Real estate taxes                    1,949    2,101
                                   -------  -------

Property level operating income    $17,366  $16,765
                                   =======  =======

Liquidity and Capital Resources
- - -------------------------------

As of March 31, 1996, the Company had cash and cash equivalents of $21.7 million. Working capital at March 31, 1996 was $19.9 million.

The Company has funded its property acquisition and development activities primarily through its $250 million Line of Credit, which matures on June 15, 1998, subject to the Company's option to extend the maturity of the loan as described below. As of March 31, 1996, $114.0 million was outstanding under the Line of Credit and collateral had been approved to enable the Company to borrow up to $191.0 million. The remaining amount of the Line of Credit, above the pre-approved available capacity, is available for further borrowings, subject to satisfaction of certain conditions. The Line of Credit is recourse to the Company only with respect to 50% of the outstanding principal amount thereof.

Funds borrowed under the Line of Credit bear interest at an annual rate of 175 basis points over LIBOR. Subject to certain conditions and the payment of a fee equal to 0.5% of the then outstanding loan balance, the Company may exercise a one-time option to convert the loan balance into a two-year term loan upon the maturity of the Line of Credit. Following such conversion, the interest rate on the term loan would be LIBOR plus 4%.

Additional sources of funds are available to the Company through mortgage loan financing. As of March 31, 1996, $171.9 million in mortgage loans were outstanding. Mortgage loans with maturities ranging from 1996 to 2013 are collateralized by and in some instances cross collaterlized by 67 properties. The interest rates on $161.5 million of mortgage loans are fixed and range from 6% to 10%. Interest rates on $10.4 million of mortgage loans float with Libor or prime and are subject to certain caps.

The Company expects to incur variable rate debt, including borrowings under the Line of Credit, from time to time. The Company believes that its existing sources of capital will provide sufficient funds to complete construction of the properties under development. The Company believes that the amount necessary to complete such construction is approximately $98.0 million at March 31, 1996.

In July 1995, the Company filed a shelf registration with the Securities and Exchange Commission that enabled the Company to offer up to an aggregate of $350,000,000 of securities, including common stock, preferred stock and debt. On November 27, 1995, the Company completed a follow-on public offering of 7,200,000 common shares resulting in proceeds of $140.4 million. The proceeds were used to reduce the amount outstanding under the Line of Credit. The remaining $209.6 million shelf registration is available for future offerings. On February 8, 1996, Moody's Investors Service assigned a prospective rating of Ba2 for senior unsecured debt issued by Liberty Property Limited Partnership under the shelf registration.

The Company has received a commitment for a $39.7 million loan with a 12-year term bearing interest at 7.125% annually. This loan is scheduled to close during the second quarter of 1996. The proceeds from this loan will be used to paydown a portion of the outstanding principal amount under the Line of Credit.

Management considers funds from operations an appropriate measure of the performance of an equity REIT. In March, 1995 NAREIT issued a clarification of the definition of funds from operations. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at funds from operations. Funds from operations under the new definition for the three months ended March 31, 1996 and the three months ended March 31, 1995 are as follows:

                                             Three months           Three months
                                         ended March 31, 1996   ended March 31, 1995
                                            (in thousands)         (in thousands)
                                        ---------------------   ----------------------
Net income                                     $ 7,989                 $4,176
Addback:
 Minority interest                                 965                    589
 Depreciation and amortization                   6,388                  4,850
 Gain on sale                                     (377)                     -
                                               -------                 ------

Funds from operations                          $14,965                 $9,615
                                               =======                 ======


Inflation
- - ---------

Because inflation has remained relatively low during the last three years, it has not had a significant impact on the Company during this period. Since the Line of Credit bears interest at a variable rate, the amount of interest payable under the Line of Credit will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenant leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

Part II   Other Information
- - -------   -----------------

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              27 Financial Data Schedule

          (b) Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST



Joseph P. Denny                         May 13, 1996
- - ------------------------------          ---------------------------
Joseph P. Denny                         Date
President



George J. Alburger, Jr.                 May 13, 1996
- - ------------------------------          ---------------------------
George J. Alburger, Jr.                 Date
Chief Financial Officer



LIBERTY PROPERTY LIMITED PARTNERSHIP

By:  LIBERTY PROPERTY TRUST, GENERAL PARTNER



Joseph P. Denny                         May 13, 1996
- - ------------------------------          ---------------------------
Joseph P. Denny                         Date
President



George J. Alburger, Jr.                 May 13, 1996
- - ------------------------------          ---------------------------
George J. Alburger, Jr.                 Date
Chief Financial Officer