Form 10-Q
period 1996-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1996-08-12
CIK 921112, 921113

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

On August 9, 1996, 29,855,091 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

         LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996

                                     INDEX

Part I.  Financial Information
- ------------------------------
Item 1.  Financial Statements

                                                                      Page

     Consolidated balance sheet of Liberty Property Trust at
     June 30, 1996 (unaudited) and December 31, 1995.                  4

     Consolidated statement of operations of Liberty Property
     Trust for the three months ended June 30, 1996 (unaudited)
     and June 30, 1995 (unaudited).                                    5

     Consolidated statement of operations of Liberty Property
     Trust for the six months ended June 30, 1996 (unaudited)
     and June 30, 1995 (unaudited).                                    6

     Consolidated statement of cash flows of Liberty Property
     Trust for the six months ended June 30, 1996 (unaudited)
     and June 30, 1995 (unaudited).                                    7

     Notes to consolidated financial statements for Liberty
     Property Trust.                                                   8

     Consolidated balance sheet of Liberty Property Limited
     Partnership at June 30, 1996 (unaudited) and December 31,
     1995.                                                             9

     Consolidated statement of operations of Liberty Property
     Limited Partnership for the three months ended June 30,
     1996 (unaudited) and June 30, 1995 (unaudited).                   10

     Consolidated statement of operations of Liberty Property
     Limited Partnership for the six months ended June 30, 1996
     (unaudited) and June 30, 1995 (unaudited).                        11

     Consolidated statement of cash flows of Liberty Property
     Limited Partnership for the six months ended June 30, 1996
     (unaudited) and June 30, 1995 (unaudited).                        12

     Notes to consolidated financial statements for Liberty
     Property Limited Partnership.                                     13

Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                             14-17

Part II.  Other Information                                            18
- ---------------------------
Signatures                                                             19
- ----------

- ---------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities.

             Consolidated Balance Sheet of Liberty Property Trust
                               (In thousands)

                                           June 30, 1996    December 31, 1995
                                           -------------    -----------------
                                            (unaudited)
ASSETS
Real estate:
  Land and land improvements               $     118,179    $        108,723
  Buildings and improvements                     772,234             715,908
  Less accumulated depreciation                 (105,877)            (94,183)
                                           -------------    ----------------
Operating real estate                            784,536             730,448

  Development in progress                         73,327              67,021
  Land held for development                       35,386              28,578
                                           -------------    ----------------
Net real estate                                  893,249             826,047

Cash and cash equivalents                         13,621              10,629
Accounts receivable                                7,930               5,608
Deferred financing and leasing costs,
  net of accumulated amortization
  (1996, $27,082; 1995, $24,007)                  24,569              26,363
Prepaid expenses and other assets                 26,389              29,455
                                           -------------    ----------------
Total assets                               $     965,758    $        898,102

LIABILITIES
Mortgage loans                             $     211,378    $        172,115
Subordinated debentures                          213,305             229,900
Line of credit                                   110,471              71,894
Accounts payable                                   3,985               4,577
Accrued interest                                   9,082               9,439
Dividend payable                                  13,080              12,668
Other liabilities                                 19,658              20,835
                                           -------------    ----------------
Total liabilities                                580,959             521,428

Minority interest                                 40,750              41,153

SHAREHOLDER' EQUITY
Common shares of beneficial interest,
  $.001 par value, 200,000,000 shares
  authorized, 29,294,841 and 28,348,048
  shares issued and outstanding as of
  June 30, 1996 and December 31, 1995,
  respectively                                        29                  28
Additional paid-in capital                       332,226             314,407
Unearned compensation                             (1,863)                  -
Retained earnings                                 13,657              21,086
                                           -------------    ----------------
Total shareholders' equity                       344,049             335,521
                                           -------------    ----------------
Total liabilities and shareholders'
  equity                                   $     965,758    $        898,102
                                           =============    ================


See accompanying notes.

    Consolidated Statement of Operations of Liberty Property Trust
       (Unaudited and in thousands, except per share amounts)


                                                  Three             Three
                                               Months Ended      Months Ended
                                              June 30, 1996     June 30, 1995
                                              -------------     -------------
REVENUE
Rental                                        $      27,146     $      22,261
Operating expense reimbursement                       8,222             5,751
Management fees                                         361               158
Interest and other                                      921               565
                                              -------------     -------------
Total revenue                                        36,650            28,735

OPERATING EXPENSES
Rental property expenses                              6,818             5,079
Real estate taxes                                     2,607             2,282
General and administrative                            1,950             1,349
Depreciation and amortization                         6,718             5,584
                                              -------------     -------------
Total operating expenses                             18,093            14,294
                                              -------------     -------------

Operating income                                     18,557            14,441

Premium on debenture conversion                         390                 -
Interest expense                                      9,433             9,013
                                              -------------     -------------
Income before minority interest                       8,734             5,428

Minority interest                                       925               760
                                              -------------     -------------

Net income                                    $       7,809     $       4,668
                                              =============     =============

Net income per common share - primary         $        0.27     $        0.22
                                              =============     =============

Dividends declared per common share           $        0.40     $        0.40
                                              =============     =============

Weighted average number of common shares
  outstanding                                        29,027            21,143
                                              =============     =============

See accompanying notes.

      Consolidated Statement of Operations of Liberty Property Trust
         	(Unaudited and in thousands, except per share amounts)


                                                   Six               Six
                                               Months Ended     Months Ended
                                              June 30, 1996    June 30, 1995
                                              -------------    -------------
REVENUE
Rental                                        $      53,098    $      41,754
Operating expense reimbursement                      17,127           11,162
Management fees                                         866              379
Interest and other                                    2,122            1,174
                                              -------------    -------------
Total revenue                                        73,213           54,469

OPERATING EXPENSES
Rental property expenses                             14,635            9,624
Real estate taxes                                     5,172            4,498
General and administrative                            3,587            2,273
Depreciation and amortization                        13,174           10,474
                                              -------------    -------------
Total operating expenses                             36,568           26,869
                                              -------------    -------------

Operating income                                     36,645           27,600

Premium on debenture conversion                         390                -
Interest expense                                     18,567           17,407
                                              -------------    -------------

Income before minority interest                      17,688           10,193

Minority interest                                     1,890            1,349
                                              -------------    -------------

Net income                                    $      15,798    $       8,844
                                              =============    =============

Net income per common share - primary         $        0.55    $        0.42
                                              =============    =============

Dividends declared per common share           $        0.80    $        0.80
                                              =============    =============

Weighted average number of common
  shares outstanding                                 28,750           21,143
                                              =============    =============

See accompanying notes.

      Consolidated Statement of Cash Flows of Liberty Property Trust
                         (Unaudited and in thousands)


                                                    Six              Six
                                                Months Ended     Months Ended
                                               June 30, 1996    June 30, 1995
                                               -------------    -------------
OPERATING ACTIVITIES
Net income                                     $      15,798    $       8,844
Adjustments to reconcile net income to
  net cash provided by operating activities
     Depreciation and amortization                    13,174           10,474
     Minority interest in net income                   1,890            1,349
     Gain on sale                                       (377)               -
     Noncash compensation                                250                -
     Changes in operating assets and
      liabilities:
        Accounts receivable                           (2,322)             366
        Prepaid expense and other assets                 831           (1,209)
        Accounts payable                                (592)             963
        Accrued interest on existing debt               (357)           2,710
        Other liabilities                               (824)           1,145
                                               -------------    -------------

Net cash provided by operating activities             27,471           24,642
                                               -------------    -------------

INVESTING ACTIVITIES
     Investment in properties                        (78,552)        (145,687)
     Increase in deferred leasing costs               (1,893)          (1,933)
                                               -------------    -------------

Net cash used by investing activities                (80,445)        (147,620)
                                               -------------    -------------

FINANCING ACTIVITIES
     Proceeds from mortgage loans                     39,650           57,700
     Repayments of mortgage loans                       (387)          (7,424)
     Proceeds from line of credit                     77,227          114,968
     Repayments on line of credit                    (38,650)         (35,000)
     Deposits on pending acquisitions                  2,156           19,307
     Decrease (increase) in deferred financing
       costs                                           1,452           (3,702)
     Dividends                                       (25,495)         (19,132)
     Other                                                13                -
                                               -------------    -------------

Net cash provided by financing activities             55,966          126,717

Increase in cash and cash equivalents                  2,992            3,739

Cash and cash equivalents at beginning of
  period                                              10,629           25,169
                                               -------------    -------------

Cash and cash equivalents at end of period     $      13,621    $      28,908
                                               =============    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                               $         650    $       1,180
Acquisition of properties                                  -          (55,300)
Assumption of mortgage loans                               -           41,117
Issuance of operating partnership units                    -           14,183
Noncash compensation                                     353                -
Conversion of debentures                              16,595                -
                                               =============    =============

See accompanying notes.

                          LIBERTY PROPERTY TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

NOTE 2 - ORGANIZATION
- ---------------------

The Trust, a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At June 30, 1996, the Trust owned an 89.38% interest in the Operating Partnership as its sole general partner and a .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 out-standing principal amount of Debentures, subject to certain adjustments. The Company completed a secondary offering (the "Secondary Offering") on Novem-ber 27, 1995 of 7,200,000 Common Shares.

    CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                              (In thousands)

                                           June 30, 1996    December 31, 1995
                                           -------------    -----------------
                                            (unaudited)
ASSETS
Real estate:
  Land and land improvements               $     118,179    $         108,723
  Buildings and improvements                     772,234              715,908
  Less accumulated depreciation                 (105,877)             (94,183)
                                           -------------    -----------------
Operating real estate                            784,536              730,448

  Development in progress                         73,327               67,021
  Land held for development                       35,386               28,578
                                           -------------    -----------------
Net real estate                                  893,249              826,047

Cash and cash equivalents                         13,621               10,629
Accounts receivable                                7,930                5,608
Deferred financing and leasing costs,
  net ofaccumulated amortization
  (1996, $27,082; 1995, $24,007)                  24,569               26,363
Prepaid expenses and other assets                 26,389               29,455
                                           -------------    -----------------
Total assets                               $     965,758    $         898,102
                                           =============    =================

LIABILITIES
Mortgage loans                             $     211,378    $         172,115
Subordinated debentures                          213,305              229,900
Line of credit                                   110,471               71,894
Accounts payable                                   3,985                4,577
Accrued interest                                   9,082                9,439
Distributions payable                             13,080               12,668
Other liabilities                                 19,658               20,835
                                           -------------    -----------------
Total liabilities                                580,959              521,428

OWNERS' EQUITY
General partner's equity                         344,049              335,521
Limited partners' equity                          40,750               41,153
                                           -------------    -----------------
Total owners' equity                             384,799              376,674
                                           -------------    -----------------
Total liabilities and owners' equity       $     965,758    $         898,102
                                           =============    =================

See accompanying notes.

 CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                          (Unaudited and in thousands)


                                                   Three            Three
                                                Months Ended     Months Ended
                                               June 30, 1996    June 30, 1995
                                               -------------    -------------
REVENUE
Rental                                         $      27,146    $      22,261
Operating expense reimbursement                        8,222            5,751
Management fees                                          361              158
Interest and other                                       921              565
                                               -------------    -------------
Total revenue                                         36,650           28,735

OPERATING EXPENSES
Rental property expenses                               6,818            5,079
Real estate taxes                                      2,607            2,282
General and administrative                             1,950            1,349
Depreciation and amortization                          6,718            5,584
                                               -------------    -------------

Total operating expenses                              18,093           14,294
                                               -------------    -------------
Operating income                                      18,557           14,441

Premium on debenture conversion                          390                -
Interest expense                                       9,433            9,013
                                               -------------    -------------

Net income                                     $       8,734    $       5,428
                                               =============    =============

Net income allocated to general partner        $       7,809    $       4,668
Net income allocated to limited partners                 925              760
                                               =============    =============

See accompanying notes.

 CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                          (Unaudited and in thousands)


                                                    Six              Six
                                                Months Ended     Months Ended
                                               June 30, 1996    June 30, 1995
                                               -------------    -------------
REVENUE
Rental                                         $      53,098    $      41,754
Operating expense reimbursement                       17,127           11,162
Management fees                                          866              379
Interest and other                                     2,122            1,174
                                               -------------    -------------
Total revenue                                         73,213           54,469

OPERATING EXPENSES
Rental property expenses                              14,635            9,624
Real estate taxes                                      5,172            4,498
General and administrative                             3,587            2,273
Depreciation and amortization                         13,174           10,474
                                               -------------    -------------

Total operating expenses                              36,568           26,869

Operating income                                      36,645           27,600

Premium on debenture conversion                          390                -
Interest expense                                      18,567           17,407
                                               -------------    -------------

Net income                                     $      17,688    $      10,193
                                               =============    =============

Net income allocated to general partner        $      15,798    $       8,844
Net income allocated to limited partners               1,890            1,349
                                               =============    =============


See accompanying notes.

 CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                         (Unaudited and in thousands)


                                                    Six              Six
                                                Months Ended     Months Ended
                                               June 30, 1996    June 30, 1995
                                               -------------    -------------
OPERATING ACTIVITIES
Net income                                     $      17,688    $      10,193
Adjustments to reconcile net income to net
  cash provided by operating activities
     Depreciation and amortization                    13,174           10,474
     Gain on sale                                       (377)               -
     Noncash compensation                                250                -
     Changes in operating assets and
      liabilities:
        Accounts receivable                           (2,322)             366
        Prepaid expense and other assets                 831           (1,209)
        Accounts payable                                (592)             963
        Accrued interest on existing debt               (357)           2,710
        Other liabilities                               (824)           1,145
                                               -------------    -------------

Net cash provided by operating activities             27,471           24,642
                                               -------------    -------------

INVESTING ACTIVITIES
     Investment in properties                        (78,552)        (145,687)
     Increase in deferred leasing costs               (1,893)          (1,933)
                                               -------------    -------------

Net cash used by investing activities                (80,445)        (147,620)
                                               -------------    -------------

FINANCING ACTIVITIES
     Proceeds from mortgage loans                     39,650           57,700
     Repayments of mortgage loans                       (387)          (7,424)
     Proceeds from line of credit                     77,227          114,968
     Repayments on line of credit                    (38,650)         (35,000)
     Deposits on pending acquisitions                  2,156           19,307
     Decrease (increase) in deferred financing
       costs                                           1,452           (3,702)
     Distributions to partners                       (25,495)         (19,132)
     Other                                                13                -
                                               -------------    -------------

Net cash provided by financing activities             55,966          126,717

Increase in cash and cash equivalents                  2,992            3,739

Cash and cash equivalents at beginning of
  period                                              10,629           25,169
                                               -------------    -------------

Cash and cash equivalents at end of period     $      13,621    $      28,908
                                               =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                               $         650    $       1,180
Acquisition of properties                                  -          (55,300)
Assumption of mortgage loans                               -           41,117
Issuance of operating partnership units                    -           14,183
Noncash compensation                                     353                -
Conversion of subordinated debentures                 16,595                -
                                               =============    =============

See accompanying notes.

                     LIBERTY PROPERTY LIMITED PARTNERSHIP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JUNE 30, 1996

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries, including Liberty Property Development Corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1995. In the opinion of manage-ment, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

NOTE 2 - ORGANIZATION

Liberty Property Trust (the "Trust", and together with the Operating Partner-ship referred to as the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At June 30, 1996, the Trust owned an 89.38% interest in the Operating Partnership as its sole general part-ner and a .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments.
The Company completed a secondary offering (the "Secondary Offering") on November 27, 1995 of 7,200,000 Common Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------

The following discussion compares the activities of the Company for the three month and six month periods ended June 30, 1996 (unaudited) with the activities of the Company for the three month and six month periods ended June 30, 1995 (unaudited). As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consoli-dated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS
- ---------------------
For the three month and six month periods ended June 30, 1996 compared to
- -------------------------------------------------------------------------
the three month and six month periods ended June 30, 1995.
- ----------------------------------------------------------

Rental revenues increased from $22.3 million to $27.1 million, or by 22%, for the three month periods ended June 30, 1995 to 1996 and increased from $41.8 million to $53.1 million, or by 27%, for the six month periods ended June 30, 1995 to 1996. These increases are primarily due to the increase in the number of properties in operation during the respective periods. As of June 30, 1995, the Company had 196 properties in operation and as of June 30, 1996, the Company had 230 properties in operation. From January 1, 1995 through March 31, 1995, and April 1, 1995 through June 30, 1995, the Company acquired 40 properties and 5 properties, for approximately $141.8 and $23.8 million, respectively. From January 1, 1996 through
March 31, 1996, and April 1, 1996 through June 30, 1996, the Company completed the development or acquired 5 properties and 11 properties, for approximately $18.4 and $29.7 million, respectively.

Operating expense reimbursement increased from $5.8 million to $8.2 million for the three month periods ended June 30, 1995 to 1996, and from $11.2 million to $17.1 million for the six month periods ended June 30, 1995 to 1996.
This increase is a result of the reimbursement from tenants for increases in rental property expense and real estate taxes.

Rental property expense increased from $5.1 million to $6.8 million for the three month periods ended June 30, 1995 to 1996 and from $9.6 million to $14.6 million for the six month periods ended June 30, 1995 to 1996. This increase is due to the increase in properties owned during the respective periods and because of significant snow removal and other seasonal operating costs incurred as a result of the severe 1996 winter.

Real estate taxes increased from $2.3 million to $2.6 million for the three month periods ended June 30, 1995 to 1996 and from $4.5 million to $5.2 million for the six month periods ended June 30, 1995 to 1996, due to the increase in the number of properties owned.

Net operating income for the "Same Store" properties (properties owned since January 1, 1995) increased from $33.3 million to $35.0 million, or 5.2%, for the six month periods ended June 30, 1995 to 1996 (see table page 16). These increases are due principally to increases in the occupancy of the properties and to a lesser extent, the rental rates for the properties.

General and administrative expenses increased by $601,000 from the three months ended June 30, 1995 and the comparable period in 1996, and by $1.3 million from the six months ended June 30, 1995 to the comparable period in 1996, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. Included in general and administrative expense for the three months ended June 30, 1996 is a $228,000 noncash charge resulting from the amortization of a stock award over its vesting period. There is no corresponding charge for the three months ended June 30, 1995.

Interest expense increased from $9.0 million for the three months ended
June 30, 1995 to $9.4 million for the three months ended June 30, 1996, and from $17.4 million for the six months ended June 30, 1995 to $18.6 million for the six months ended June 30, 1996. Interest expense was incurred on the Line of Credit (which was used to fund property acquisitions and development costs), on mortgage debt and on the Debentures. The increase in interest expense is due to an increase in the average debt outstanding from the second quarter of 1995 to the second quarter of 1996 which equalled
$465.6 million and $522.9 million, respectively. This increase is partly offset by the lower interest rate on the outstanding debt, primarily as a result of the 1% reduction in the interest rate on the Line of Credit borrowings which became effective May 1, 1995.

Depreciation and amortization expense increased by $1.1 million for the three month periods from $5.6 million for the three months ended June 30, 1995 to $6.7 million for the three months ended June 30, 1996, and by $2.7 million for the six month periods, from $10.5 million for the six months ended June 30, 1995 to $13.2 million for the six months ended June 30, 1996. These increases are due to an increase in the number of properties owned during the respective periods.

As a result of the foregoing, the Company's operating income increased from $14.4 million for the three months ended June 30, 1995 to $18.6 million for the three months ended June 30,1996 and from $27.6 million for the six months ended June 30, 1995 to $36.6 million for the six months ended June 30, 1996. In addition, income before minority interest for the three month periods increased by 61%, from $5.4 million for the three months ended June 30, 1995 to $8.7 million for the three months ended June 30, 1996, and increased by 74%, for the six month periods from $10.2 million for the six months ended June 30, 1995 to $17.7 million for the six months ended June 30, 1996.

Set forth below is a schedule comparing the operating results for the Same Store properties for the six month periods ended June 30, 1996 and 1995.


                                                     Six Months Ended
                                                      (In thousands)
                                               ------------------------------
                                               June 30, 1996    June 30, 1995
                                               -------------    -------------
Rental Revenue                                 $      37,498    $      36,041
Operating expense reimbursement                       12,622           10,276
                                               -------------    -------------
                                                      50,120           46,317

Rental property expenses                              11,218            8,962
Real estate taxes                                      3,887            4,062
                                               -------------    -------------
                                               $      35,015    $      33,293
                                               =============    =============


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of June 30, 1996, the Company had cash and cash equivalents of $13.6 million. Working capital at June 30, 1996 was $8.5 million.

The Company has funded its property acquisition and development activities primarily through its $250 million Line of Credit, which matures on June 15, 1998, subject to the Company's option to extend the maturity of the loan as described below. As of June 30, 1996, $110.5 million was outstanding under the Line of Credit and collateral had been approved to enable the Company to borrow up to $191.0 million. The remaining amount of the Line of Credit, above the pre-approved available capacity, is available for further borrow-ings, subject to satisfaction of certain conditions. The Line of Credit is recourse to the Company only with respect to 50% of the outstanding principal amount thereof.

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

Additional sources of funds are available to the Company through mortgage loan financing. As of June 30, 1996, $211.4 million in mortgage loans were outstanding with maturities ranging from 1996 to 2013. The interest rates on $201.0 million of mortgage loans are fixed and range from 6% to 10%. Interest rates on $10.4 million of mortgage loans float with LIBOR or prime and are subject to certain caps.

The Company expects to incur variable rate debt, including borrowings under the Line of Credit, from time to time. The Company believes that its existing sources of capital will provide sufficient funds to complete construction of the properties under development. The Company believes that the amount necessary to complete such construction is approximately $96.7 million at June 30, 1996.

In July 1995, the Company filed a shelf registration with the Securities and exchange Commission that enabled the Company to offer up to an aggregate of $350,000,000 of securities, including common stock, preferred stock and debt.

On November 27, 1995, the Company completed a follow-on public offering of 7,200,000 common shares resulting in proceeds of $140.4 million. The proceeds were primarily used to reduce the amount outstanding under the Line of Credit. The remaining $209.6 million shelf registration is available for future offerings. On February 8, 1996, Moody's Investors Service assigned a prospective rating of Ba2 for senior unsecured debt issued by Liberty Property Limited Partnership under the shelf registration.

In June, 1996, the Company closed a $39.7 million mortgage loan with a 12-year term bearing interest at 7.125% annually. The proceeds from this loan were used to paydown a portion of the outstanding principal amount under the Line of Credit.

During the three months ended June 30, 1996, the Company paid sums aggre-gating $390,000 to facilitate the conversion of $11.5 million of Debentures into 577,150 Common Shares.

Management considers funds from operations an appropriate measure of the performance of an equity REIT. In March, 1995 NAREIT issued a clarification of the definition of funds from operations. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at funds from operations. Funds from operations under the new definition for the three and six month periods ended June 30, 1996 and 1995 are as follows:


                        Three Months Ended               Six Months Ended
                          (In thousands)                  (In thousands)
                  ----------------------------    ----------------------------
                  June 30, 1996  June 30, 1995    June 30, 1996  June 30, 1995
                  -------------  -------------    -------------  -------------
Net income        $       7,809  $       4,668    $      15,798  $       8,844
Addback:
 Minority interest          925            760            1,890          1,349
 Depreciation and
   amortization           6,639          5,531           13,027         10,381
 Premium on deben-
   ture conversion          390              -              390              -
 Gain on sale                 -              -             (377)             -
                  -------------  -------------    -------------  -------------

Funds from
  operations      $      15,763  $      10,959    $      30,728  $      20,574
                  =============  =============    =============  =============

INFLATION

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

PART II     OTHER INFORMATION
- -----------------------------

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The 1996 Annual Meeting of Shareholders of the Trust was held
            May 15, 1996. At the meeting, management's nominees, George F. Congdon, Frederick F. Buchholz and Stephen B. Siegel, were elected to fill the three available positions as Class II trustees. Voting (expressed in numbers of shares) was as follows: Mr. Congdon -- 24,455,574 for, 65,114 against or with and no abstentions or broker non-votes; Mr. Buchholz -- 24,460,997 for, 59,691 against or with-held and no abstentions or broker non-votes; and Mr. Siegel -- 24,456,846 for, 63,842 against or withheld and no abstentions or broker non-votes.

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K
            a.  Exhibits
                27  Financial Data Schedule (EDGAR VERSION ONLY)

            b   Reports on Form 8-K
                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST



/s/ Joseph P. Denny                    August 12, 1996
- ----------------------------           ---------------------------
Joseph P. Denny                        Date
President




/s/ George J. Alburger, Jr.            August 12, 1996
- -----------------------------          ---------------------------
George J. Alburger, Jr.                Date
Chief Financial Officer



LIBERTY PROPERTY LIMITED PARTNERSHIP

By:  LIBERTY PROPERTY TRUST, GENERAL PARTNER




/s/ Joseph P. Denny                    August 12, 1996
- -----------------------------          ---------------------------
Joseph P. Denny                        Date
President




/s/ George J. Alburger, Jr.            August 12, 1996
- -----------------------------          ---------------------------
George J. Alburger, Jr.                Date
Chief Financial Officer