Form 10-Q/A
period 1996-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1996-08-13
CIK 921112, 921113

THIS REPORT IS FILED SOLELY TO CORRECT EDGAR FORMATTING ERRORS IN
EXHIBIT 27.


                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q/A-1

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

_________________________________
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities.

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              27 Financial Data Schedule (EDGAR VERSION ONLY)

         b.   Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST



/s/ Joseph P. Denny                    August 13, 1996
- --------------------------------       ------------------------------
Joseph P. Denny                        Date



/s/ George J. Alburger, Jr.            August 13, 1996
- --------------------------------       ------------------------------
George J. Alburger, Jr.                Date


LIBERTY PROPERTY LIMITED PARTNERSHIP
By:  LIBERTY PROPERTY TRUST, GENERAL PARTNER




/s/ Joseph P. Denny                    August 13, 1996
- --------------------------------       -------------------------------
Joseph P. Denny                        Date



/s/ George J. Alburger, Jr.            August 13, 1996
- ---------------------------------      -------------------------------
George J. Alburger, Jr.                Date