Form 10-Q
period 1996-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1996-11-13
CIK 921112, 921113

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

On November 12, 1996, 30,779,072 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

         LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
              FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                    INDEX

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                                                                        PAGE
                                                                        ----
         Consolidated balance sheet of Liberty Property Trust at
         September 30, 1996 and December 31, 1995.                      4

         Consolidated statement of operations of Liberty Property
         Trust for the three months ended September 30, 1996 and
         September 30, 1995.                                            5

         Consolidated statement of operations of Liberty Property
         Trust for the nine months ended September 30, 1996 and
         September 30, 1995.                                            6

         Consolidated statement of cash flows of Liberty Property
         Trust for the nine months ended September 30, 1996 and
         September 30, 1995.                                            7

         Notes to consolidated financial statements for Liberty
         Property Trust.                                                8

         Consolidated balance sheet of Liberty Property Limited
         Partnership at September 30, 1996  and December 31, 1995.      9

         Consolidated statement of operations of Liberty Property
         Limited Partnership for the three months ended September
         30, 1996 and September 30, 1995.                               10

         Consolidated statement of operations of Liberty Property
         Limited Partnership for the nine months ended September 30,
         1996 and September 30, 1995.                                   11

         Consolidated statement of cash flows of Liberty Property
         Limited Partnership for the nine months ended September 30,
         1996 and September 30, 1995.                                   12

         Notes to consolidated financial statements for Liberty
         Property Limited Partnership.                                  13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                     14-18

PART II. OTHER INFORMATION                                              19
---------------------------

SIGNATURES                                                              20
----------

_________________________________
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor"
for forward-looking statements.  Certain information included in this
Quarterly Report on Form 10-Q contain statements that are or will be forward-
looking, such as statements relating to acquisitions and other business development activities, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the
Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities.



            CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY TRUST
                              (IN THOUSANDS)


                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1996              1995
                                             -------------     ------------
                                              (UNAUDITED)
Assets
Real estate:
  Land and land improvements                 $  123,099        $108,723
  Buildings and improvements                    808,008         715,908
  Less accumulated depreciation                (112,175)        (94,183)
                                             ----------        --------
Operating real estate                           818,932         730,448

  Development in progress                        90,480          67,021
  Land held for development                      37,377          28,578
                                             ----------        --------
Net real estate                                 946,789         826,047

Cash and cash equivalents                         7,973          10,629
Accounts receivable                               6,117           5,608
Deferred financing and leasing costs,
  net of accumulated amortization (1996,
  $29,220; 1995, $24,007)                        23,745          26,363
Prepaid expenses and other assets                38,515          29,455
                                             ----------        --------
Total assets                                 $1,023,139        $898,102
                                             ==========        ========

LIABILITIES
Mortgage loans                               $  203,221        $172,115
Subordinated debentures                         183,625         229,900
Line of credit                                  176,618          71,894
Accounts payable                                  5,572           4,577
Accrued interest                                  4,007           9,439
Dividend payable                                 13,993          12,668
Other liabilities                                27,429          20,835
                                             ----------        --------
Total liabilities                               614,465         521,428

Minority interest                                41,399          41,153

SHAREHOLDER'S EQUITY
Common shares of beneficial interest,
  $.001 par value, 200,000,000 shares
  authorized, 30,779,072 and 28,348,048
  shares issued and outstanding as of
  September 30, 1996 and December 31, 1995,
  respectively                                       31              28
Additional paid-in capital                      359,472         314,407
Unearned compensation                            (1,636)              -
Retained earnings                                 9,408          21,086
                                             ----------        --------
Total shareholders' equity                      367,275         335,521
                                             ----------        --------
Total liabilities and shareholders' equity   $1,023,139        $898,102
                                             ==========        ========

See accompanying notes.

       CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY TRUST
          (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE            THREE
                                               MONTHS ENDED     MONTHS ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                   1996             1995
                                               -------------    -------------
REVENUE
Rental                                         $      28,921    $      23,206
Operating expense reimbursement                        9,336            6,016
Management fees                                          324              226
Interest and other                                       958              543
                                               -------------    -------------
Total revenue                                         39,539           29,991
                                               -------------    -------------

OPERATING EXPENSES
Rental property expenses                               7,523            4,776
Real estate taxes                                      3,004            2,348
General and administrative                             2,094            1,375
Depreciation and amortization                          7,261            5,855
                                               -------------    -------------

Total operating expenses                              19,882           14,354
                                               -------------    -------------

Operating income                                      19,657           15,637

Premium on debenture conversion                          637                -
Interest expense                                       9,707           10,046
                                               -------------    -------------

Income before minority interest                        9,313            5,591

Minority interest                                        943              783
                                               -------------    -------------

Net income                                     $       8,370    $       4,808
                                               =============    =============

Net income per common share - primary          $        0.28    $        0.23
                                               =============    =============

Dividends declared per common share            $        0.41    $        0.40
                                               =============    =============

Weighted average number of common shares
  outstanding                                         29,994           21,166
                                               =============    =============

See accompanying notes.

       CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY TRUST
          (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    NINE            NINE
                                                MONTHS ENDED    MONTHS ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                     1996            1995
                                                -------------   -------------
REVENUE
Rental                                          $      82,019   $      64,960
Operating expense reimbursement                        26,463          17,178
Management fees                                         1,190             605
Interest and other                                      3,080           1,717
                                                -------------   -------------
Total revenue                                         112,752          84,460
                                                -------------   -------------

OPERATING EXPENSES
Rental property expenses                               22,158          14,400
Real estate taxes                                       8,176           6,846
General and administrative                              5,681           3,648
Depreciation and amortization                          20,435          16,329
                                                -------------   -------------
Total operating expenses                               56,450          41,223
                                                -------------   -------------

Operating income                                       56,302          43,237

Premium on debenture conversion                         1,027               -
Interest expense                                       28,274          27,453
                                                -------------   -------------

Income before minority interest                        27,001          15,784

Minority interest                                       2,833           2,132
                                                -------------   -------------

Net income                                      $      24,168   $      13,652
                                                =============   =============

Net income per common share - primary           $        0.83   $        0.65
                                                =============   =============

Dividends declared per common share             $        1.21   $        1.20
                                                =============   =============

Weighted average number of common
  shares outstanding                                   29,176          21,151
                                                =============   =============

See accompanying notes.

          CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                          (UNAUDITED AND IN THOUSANDS)


                                                    NINE            NINE
                                                MONTHS ENDED    MONTHS ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996            1995
                                                -------------   -------------
OPERATING ACTIVITIES
Net income                                      $      24,168   $      13,652
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                      20,435          16,329
    Minority interest in net income                     2,833           2,132
    Gain on sale                                         (577)              -
    Noncash compensation                                  477               -
    Changes in operating assets and liabilities:
      Accounts receivable                                (509)            (15)
      Prepaid expense and other assets                (11,469)         (4,710)
      Accounts payable                                    995             400
      Accrued interest on existing debt                (5,432)         (1,395)
      Other liabilities                                 6,947           2,246
                                                -------------   -------------

Net cash provided by operating activities              37,868          28,639
                                                -------------   -------------

INVESTING ACTIVITIES
    Investment in properties                         (138,190)       (194,416)
    Increase in deferred leasing costs                 (4,100)         (2,042)
                                                -------------   -------------

Net cash used by investing activities                (142,290)       (196,458)
                                                -------------   -------------

FINANCING ACTIVITIES
    Proceeds from mortgage loans                       39,650          57,700
    Repayments of mortgage loans                       (8,544)         (7,511)
    Proceeds from line of credit                      143,374         166,110
    Repayments on line of credit                      (38,650)        (35,000)
    Deposits on pending acquisitions                    2,252          16,172
    Decrease (increase) in deferred financing
      costs                                             2,259          (4,993)
    Dividends                                         (38,575)        (28,918)
                                                -------------   -------------

Net cash provided by financing activities             101,766         163,560

Decrease in cash and cash equivalents                  (2,656)         (4,259)

Cash and cash equivalents at beginning of
  period                                               10,629          25,169
                                                -------------   -------------

Cash and cash equivalents at end of period      $       7,973   $      20,910
                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                $         638   $       2,162
Acquisition of properties                                   -         (55,300)
Assumption of mortgage loans                                -          41,117
Issuance of operating partnership units                     -          14,183
Noncash compensation                                      353               -
Conversion of debentures                               46,275             100
                                                =============   =============

See accompanying notes.

                            LIBERTY PROPERTY TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

NOTE 2 - ORGANIZATION
---------------------

The Trust, a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At September 30, 1996, the Trust owned an 89.84% interest in the Operating Partnership as its sole general partner and a
 .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The Company completed a secondary offering (the "Secondary Offering") on November 27, 1995 of 7,200,000 Common Shares.

     CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                              (IN THOUSANDS)


                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996           1995
                                                 -------------   ------------
                                                  (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                     $     123,099   $    108,723
  Buildings and improvements                           808,008        715,908
  Less accumulated depreciation                       (112,175)       (94,183)
                                                 -------------   ------------
Operating real estate                                  818,932        730,448

  Development in progress                               90,480         67,021
  Land held for development                             37,377         28,578
                                                 -------------   ------------
Net real estate                                        946,789        826,047

Cash and cash equivalents                                7,973         10,629
Accounts receivable                                      6,117          5,608
Deferred financing and leasing costs, net of
  accumulated amortization (1996, $29,220;
  1995, $24,007)                                        23,745         26,363
Prepaid expenses and other assets                       38,515         29,455
                                                 -------------   ------------
Total assets                                     $   1,023,139   $    898,102
                                                 =============   ============

LIABILITIES
Mortgage loans                                   $     203,221   $    172,115
Subordinated debentures                                183,625        229,900
Line of credit                                         176,618         71,894
Accounts payable                                         5,572          4,577
Accrued interest                                         4,007          9,439
Distributions payable                                   13,993         12,668
Other liabilities                                       27,429         20,835
                                                 -------------   ------------
Total liabilities                                      614,465        521,428

OWNERS' EQUITY
General partner's equity                               367,275        335,521
Limited partners' equity                                41,399         41,153
                                                 -------------   ------------
Total owners' equity                                   408,674        376,674
                                                 -------------   ------------
Total liabilities and owners' equity             $   1,023,139   $    898,102
                                                 =============   ============

See accompanying notes.

 CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                         (UNAUDITED AND IN THOUSANDS)


                                                   THREE           THREE
                                                MONTHS ENDED    MONTHS ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996            1995
                                                -------------   -------------
REVENUE
Rental                                          $      28,921   $      23,206
Operating expense reimbursement                         9,336           6,016
Management fees                                           324             226
Interest and other                                        958             543
                                                -------------   -------------
Total revenue                                          39,539          29,991
                                                -------------   -------------

OPERATING EXPENSES
Rental property expenses                                7,523           4,776
Real estate taxes                                       3,004           2,348
General and administrative                              2,094           1,375
Depreciation and amortization                           7,261           5,855
                                                -------------   -------------

Total operating expenses                               19,882          14,354
                                                -------------   -------------

Operating income                                       19,657          15,637

Premium on debenture conversion                           637               -
Interest expense                                        9,707          10,046
                                                -------------   -------------

Net income                                      $       9,313   $       5,591
                                                =============   =============

Net income allocated to general partner         $       8,370   $       4,808
Net income allocated to limited partners                  943             783
                                                =============   =============

See accompanying notes

 CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                         (UNAUDITED AND IN THOUSANDS)


                                                    NINE            NINE
                                                MONTHS ENDED    MONTHS ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                     1996            1995
                                                -------------   -------------
REVENUE
Rental                                          $      82,019   $      64,960
Operating expense reimbursement                        26,463          17,178
Management fees                                         1,190             605
Interest and other                                      3,080           1,717
                                                -------------   -------------
Total revenue                                         112,752          84,460
                                                -------------   -------------

OPERATING EXPENSES
Rental property expenses                               22,158          14,400
Real estate taxes                                       8,176           6,846
General and administrative                              5,681           3,648
Depreciation and amortization                          20,435          16,329
                                                -------------   -------------

Total operating expenses                               56,450          41,223
                                                -------------   -------------

Operating income                                       56,302          43,237

Premium on debenture conversion                         1,027               -
Interest expense                                       28,274          27,453
                                                -------------   -------------

Net income                                      $      27,001   $      15,784
                                                =============   =============

Net income allocated to general partner         $      24,168   $      13,652
Net income allocated to limited partners                2,833           2,132
                                                =============   =============

See accompanying notes.

 CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                         (UNAUDITED AND IN THOUSANDS)


                                                    NINE            NINE
                                                MONTHS ENDED    MONTHS ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996            1995
                                                -------------   -------------
OPERATING ACTIVITIES
Net income                                      $      27,001   $      15,784
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                      20,435          16,329
    Gain on sale                                         (577)              -
    Noncash compensation                                  477               -
    Changes in operating assets and liabilities:
      Accounts receivable                                (509)            (15)
      Prepaid expense and other assets                (11,469)         (4,710)
      Accounts payable                                    995             400
      Accrued interest on existing debt                (5,432)         (1,395)
      Other liabilities                                 6,947           2,246
                                                -------------   -------------

Net cash provided by operating activities              37,868          28,639
                                                -------------   -------------

INVESTING ACTIVITIES
     Investment in properties                        (138,190)       (194,416)
     Increase in deferred leasing costs                (4,100)         (2,042)
                                                -------------   -------------

Net cash used by investing activities                (142,290)       (196,458)
                                                -------------   -------------

FINANCING ACTIVITIES
     Proceeds from mortgage loans                      39,650          57,700
     Repayments of mortgage loans                      (8,544)         (7,511)
     Proceeds of line of credit                       143,374         166,110
     Repayments on line of credit                     (38,650)        (35,000)
     Deposits on pending acquisitions                   2,252          16,172
     Decrease (increase) in deferred financing
       costs                                            2,259          (4,993)
     Distributions to partners                        (38,575)        (28,918)
                                                -------------   -------------

Net cash provided by financing activities             101,766         163,560

Decrease in cash and cash equivalents                  (2,656)         (4,259)

Cash and cash equivalents at beginning of
  period                                               10,629          25,169
                                                -------------   -------------

Cash and cash equivalents at end of period      $       7,973   $      20,910
                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                $         638   $       2,162
Acquisition of properties                                   -         (55,300)
Assumption of mortgage loans                                -          41,117
Issuance of operating partnership units                     -          14,183
Noncash compensation                                      353               -
Conversion of subordinated debentures                  46,275             100
                                                =============   =============

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust", and together with the Operating Partnership referred to as the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At September 30, 1996, the Trust owned an 89.84% interest in the Operating Partnership as its sole general partner and a .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The Company completed a secondary offering (the "Secondary Offering") on November 27, 1995 of 7,200,000 Common Shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following discussion compares the activities of the Company for the three month and nine month periods ended September 30, 1996 with the activities of the Company for the three month and nine month periods ended September 30, 1995 (unaudited). As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 COMPARED
----------------------------------------------------------------------------
TO THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995.
-------------------------------------------------------------------

Rental revenues increased from $23.2 million to $28.9 million, or by 25% for the three month periods ended September 30, 1995 to 1996 and increased from $65.0 million to $82.0 million, or by 26% for the nine month periods ended September 30, 1995 to 1996. These increases are primarily due to the increase in the number of properties in operation during the respective periods. As of September 30, 1995, the Company had 200 properties in operation and as of September 30, 1996, the Company had 242 properties in operation. From January 1, 1995 through September 30, 1995, the Company acquired or completed the development on 51 properties, for approximately $191.6 million. From January 1, 1996 through September 30, 1996, the Company acquired or completed the development on 34 properties for approximately $116.8 million.

Operating expense reimbursement increased from $6.0 million to $9.3 million for the three month periods ended September 30, 1995 to 1996, and from $17.2 million to $26.5 million for the nine month periods ended September 30, 1995 to 1996. These increases are a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 84.5% for the three months ended September 30, 1995 to 88.7% for the comparable period in 1996, and from 80.9% for the nine months ended September 30, 1996 to 87.2% for the comparable period in 1996.

Rental property expense increased from $4.8 million to $7.5 million for the three month periods ended September 30, 1995 to 1996 and from $14.4 million to $22.2 million for the nine month periods ended September 30, 1995 to 1996. These increases are due to the increase in properties owned during the respective periods and, additionally for the nine month periods, because of significant snow removal and other seasonal operating costs incurred as a result of the severe 1996 winter.

Real estate taxes increased from $2.3 million to $3.0 million for the three month periods ended September 30, 1995 to 1996 and from $6.8 million to $8.2 million for the nine month periods ended September 30, 1995 to 1996, due to the increase in the number of properties owned.

Net operating income for the "Same Store" properties (properties owned since January 1, 1995) increased from $50.6 million to $53.1 million, or by 5% for the nine month periods ended September 30, 1995 to 1996 (see table on page
16). These increases are due principally to increases in the occupancy of the properties and to a lesser extent, the rental rates for the properties.

General and administrative expenses increased by $719,000 from the three months ended September 30, 1995 to the comparable period in 1996, and by $2.0 million from the nine months ended September 30, 1995 to the comparable period in 1996, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. Included in general and administrative expenses for the three months ended September 30, 1996 is a $228,000 noncash charge ($477,000 for the nine months ended September 30, 1996) resulting from the amortization of a stock award over its vesting period. There is no corresponding charge for the three and nine month periods ended September 30, 1995.

Interest expense decreased from $10.0 million for the three months ended September 30, 1995 to $9.7 million for the three months ended September 30, 1996 and increased from $27.5 million for the nine months ended September 30, 1995 to $28.3 million for the nine months ended September 30, 1996. The decrease in interest expense between the three month periods is due to an increase in the average outstanding Development in Progress balance, on which interest is capitalized, which was partially offset by the increase in the average debt outstanding from the third quarter of 1995 to the third quarter of 1996, which equalled $517.7 million and $549.3 million, respectively. The increase in interest expense from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 is due to an increase in the average debt outstanding for the periods, which equalled $432.0 million and $518.7 million, respectively. This increase is partly offset by the lower interest rate on the outstanding debt, primarily as a result of the 1% reduction in the interest rate on the Line of Credit borrowings which became effective May 1, 1995, and is also partly offset by the increase in the average outstanding Development in Progress balance.

Depreciation and amortization expense increased by $1.4 million for the three month periods from $5.9 million for the three months ended September 30, 1995 to $7.3 million for the three months ended September 30, 1996, and by $4.1 million for the nine month periods, from $16.3 million for the nine months ended September 30, 1995 to $20.4 million for the nine months ended September 30, 1996. These increases are due to an increase in the number of properties owned during the respective periods.

As a result of the foregoing, the Company's operating income increased from $15.6 million for the three months ended September 30, 1995 to $19.7 million for the three months ended September 30, 1996 and from $43.2 million for the nine months ended September 30, 1995 to $56.3 million for the nine months ended September 30, 1996. In addition, income before minority interest for the three month periods increased by 66%, from $5.6 million for the three months ended September 30, 1995 to $9.3 million for the three months ended September 30, 1996, and increased by 71% for the nine month periods, from $15.8 million for the nine months ended September 30, 1995 to $27.0 million for the nine months ended September 30, 1996.

Set forth below is a schedule comparing the operating results for the Same Store properties for the nine month periods ended September 30, 1996 and 1995.


                                                     NINE MONTHS ENDED
                                                       (IN THOUSANDS)
                                                -----------------------------
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996            1995
                                                -------------   -------------
Rental revenue                                  $      56,501   $      54,363
Operating expense reimbursement                        18,726          15,576
                                                -------------   -------------

Rental property expenses                               16,245          13,291
Real estate taxes                                       5,860           6,079
                                                -------------   -------------

Property level operating income                 $      53,122   $      50,569
                                                =============   =============


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1996, the Company had cash and cash equivalents of $8.0 million. Working capital at September 30, 1996 was $4.5 million.

Net cash provided by operating activities increased from $28.6 million for the nine months ended September 30, 1995, to $37.9 million for the nine months ended September 30, 1996. This $9.3 million increase was primarily due to the cash provided by the additional operating properties in service during the latter period.

Net cash used in investing activities decreased from $196.5 million for the nine months ended September 30, 1995, to $142.3 million for the nine months ended September 30, 1996. This decrease was a result of the $125 million investment made in March 1995 in connection with the acquisition of the Lingerfelt portfolio (there was no similar portfolio acquisition made in 1996), offset by increased development activity in 1996.

Net cash provided by financing activities decreased from $163.6 million for the nine months ended September 30, 1995, to $101.8 million for the nine months ended September 30, 1996. This decrease was attributable to the aforementioned portfolio acquisition that was completed in March 1995.

The Company believes that its estimated cash flow from operations are adequate to fund its short-term liquidity requirements.

The Company has funded its long-term liquidity requirements such as property acquisition and development activities primarily through its $250 million Line of Credit, which matures on June 15, 1998, subject to the Company's option to extend the maturity of the loan as described below. As of September 30, 1996, $176.6 million was outstanding under the Line of Credit. The Line of Credit is recourse to the Company only with respect to 50% of the outstanding principal amount thereof.

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

Additional sources of funds are available to the Company through mortgage loan financing. As of September 30, 1996, $203.2 million in mortgage loans were outstanding with maturities ranging from 1996 to 2013. The interest rates on $192.8 million of mortgage loans are fixed and range from 6% to 10%. Interest rates on $10.4 million of mortgage loans float with LIBOR or prime and are subject to certain caps.

The Company expects to incur variable rate debt, including borrowings under the Line of Credit, from time to time. The Company believes that its existing sources of capital will provide sufficient funds to complete construction of the properties under development. The Company believes that the amount necessary to complete such construction is approximately $74.0 million at September 30, 1996.

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

On October 15, 1996, the Company filed a Registration Statement to initiate a Dividend and Interest Reinvestment Plan. The Plan offers a 3% discount for the then market prices of the Shares on reinvested dividends. Optional cash payments of no less than $250 and no greater than $7,500 per month may be made with no discount to current market prices.

The Plan contains an open enrollment feature whereby a person can invest a minimum of $1,000 and a maximum of $7,500 at current market prices. The Company will pay for brokerage commissions and other administrative charges incurred under the Plan. At the Company's discretion, shares under the plan can be newly issued, thereby enhancing the Company's liquidity position, or acquired in the open market.

Management considers funds from operations an appropriate measure of the performance of an equity REIT. In March 1995 NAREIT issued a clarification of the definition of funds from operations. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at funds from operations. Funds from operations under the new definition for the three month and nine month periods ended September 30, 1996 and 1995 are as follows:


                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                    (IN THOUSANDS)           (IN THOUSANDS)
                                 --------------------    --------------------
                                 SEPT. 30,  SEPT. 30,    SEPT. 30,  SEPT. 30,
                                    1996       1995         1996     1995
                                 ---------  ---------    ---------  ---------
Net Income                       $  8,370   $  4,808     $ 24,168   $ 13,652
Add Back:
 Minority Interest                    943        783        2,833      2,132
 Depreciation and amortization      7,170      5,794       20,197     16,175
 Premium on debenture conversion      637          -        1,027          -
 Gain on sale                        (200)         -         (577)         -
                                 --------   --------     --------   --------

Funds from operations            $ 16,920   $ 11,385     $ 47,648   $ 31,959
                                 ========   ========     ========   ========

INFLATION
---------

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

PART II           OTHER INFORMATION
-----------------------------------

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

LIBERTY PROPERTY TRUST



/s/ Joseph P. Denny                       November 12, 1996
----------------------------------        -------------------------------
Joseph P. Denny                           Date
President



/s/ George J. Alburger, Jr.               November 12, 1996
----------------------------------        -------------------------------
George J. Alburger, Jr.                   Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
BY:  LIBERTY PROPERTY TRUST, GENERAL PARTNER




/s/ Joseph P. Denny                       November 12, 1996
----------------------------------        --------------------------------
Joseph P. Denny                           Date
President



/s/ George J. Alburger, Jr.               November 12, 1996
----------------------------------        --------------------------------
George J. Alburger, Jr.                   Date
Chief Financial Officer