Form 10-K
period 1996-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1997-03-03
CIK 921112, 921113

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  __________________

        Commission file number:  1-13130 (Liberty Property Trust)
                                 1-13132 (Liberty Property Limited Partnership)

                             LIBERTY PROPERTY TRUST
                      LIBERTY PROPERTY LIMITED PARTNERSHIP
     (Exact name of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust)                                   23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)                 23-2766549

(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                       Identification Number)


65 Valley Stream Parkway, Suite 100,
Malvern, Pennsylvania                                                    19355
(Address of Principal Executive Offices)                            (Zip Code)

Registrants' Telephone Number, Including Area Code              (610) 648-1700

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME ON EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------                                    -----------------------

Common Shares of Beneficial Interest,                  New York Stock Exchange
  $0.001 par value
  (Liberty Property Trust)
Exchangeable Subordinated Debentures due 2001          New York Stock Exchange
  (Liberty Property Limited Partnership)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past ninety (90) days.  YES X    NO


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 25, 1997, the aggregate market value of the 31,681,606 Common Shares of Beneficial Interest held by non-affiliates of Liberty Property Trust was approximately $784.1 million, based upon the closing price of $24.75 on the New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that all such persons are "affiliates" for purposes of the federal securities laws.

Number of Shares of Beneficial Interest outstanding as of February 25, 1997:
31,868,006


                        Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Liberty Property Trust to be held in 1997 are incorporated by reference into Part III.

INDEX



                                                                    Page
PART I
Item 1.  Business...............................................     5
Item 2.  Properties.............................................    11
Item 3.  Legal Proceedings......................................    18
Item 4.  Submission of Matters to a Vote of Security Holders....    18

PART II
Item 5.  Market for the Registrants' Shares and Related Share-
         holders' Matters.......................................    20
Item 6.  Selected Financial Data................................    21
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    23
Item 8.  Financial Statements and Supplementary Data............    29
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................    90

PART III
Item 10. Directors and Executive Officers of the Registrant.....    90
Item 11. Executive Compensation.................................    90
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................    90
Item 13. Certain Relationships and Related Transactions.........    90

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................    90

Signatures......................................................    95

_________________________________
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures, financing sources and availability and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities.

PART I

ITEM 1. BUSINESS

THE COMPANY

Liberty Property Trust (the "Trust") is one of the largest owners and operators of suburban industrial and office real estate in the United States. The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). The Trust and its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership") and, together with the Trust, the "Company"), were formed to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"). Founded in 1972, the Predecessor developed and managed commercial real estate in the Southeastern and Mid-Atlantic United States. Substantially all of the Trust's assets are owned directly or indirectly by, and substantially all of the Trust's operations are conducted directly or indirectly by, the Operating Partnership.

The Company provides leasing, property management, acquisition, development, construction management, design management and other related services for a portfolio which, as of December 31, 1996, consisted of 259 industrial and office properties (the "Properties in Operation") totaling approximately 20.6 million leasable square feet.
As of December 31, 1996, the Company also had 22 properties under development (the "Properties Under Development") and, together with the
Properties in Operation, the "Properties").   The Properties Under
Development are expected to generate approximately 3.0 million leasable square feet. The land, which is all zoned for commercial use, is believed to be capable of supporting, as and when developed, 9.3 million leaseable square feet. The Properties are located principally within the Southeastern and Mid-Atlantic United States. As of December 31, 1996, the Properties in Operation were approximately 92.8% leased to over 800 tenants.

During the year ended December 31, 1996, through Total Investments (as defined below) aggregating $232.2 million, the Company has increased its total leasable square footage of industrial and office space by approximately 23.5% by acquiring 33 properties totaling approximately
2.4 million leasable square feet and by developing 19 properties totaling approximately 1.5 million leasable square feet. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs required to reach rent commencement. During 1996, the Company has also increased its holdings of land for future development by 98 acres (net of acreage utilized in 1996 for development projects and sold), all zoned for commercial use.

As of December 31, 1996, the Properties in Operation consisted of 173 industrial and 86 office properties. The Company's industrial properties are located principally in suburban mixed-use developments or business parks and include warehouse/distribution facilities, as well as flex facilities which accommodate both industrial and office use. The industrial activities in the Company's flex facilities typically include service, assembly, light manufacturing and research and development.
The Company's office properties are mid-rise and single story office buildings, located principally in suburban mixed-use developments or office parks.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 90.05% at December 31, 1996. The units of limited partnership interest (the "Units") in the Operating Partnership are exchangeable on a one for one basis (subject to antidilution protections) for Common Shares of Beneficial Interest $.001 par value per share (the "Common Shares"), of the Trust typically after the first anniversary of the issuance of any such Units. The only limited partners of the Operating Partnership other than the Trust are persons or entities that contributed assets to the Operating Partnership, principally senior executives of the Trust and their affiliates. The Units held by the limited partners other than the Trust (that is, the minority interest reflected in the Trust's financial statements) were exchangeable for approximately 3.5 million Common Shares on December 31, 1996.

The Company's executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700. The Company maintains offices in each of its primary markets.

MANAGEMENT AND EMPLOYEES

The Company's 199 employees (as of February 18, 1997) are under the direction of 17 senior executives, who have developed and managed over 35 million square feet of commercial real estate during the past 25 years and who, on average, have been affiliated with the Company and/or the Predecessor for 14 years. The Company's in-house leasing, marketing and property management staff operates in 8 full-service local offices in the United States. This structure enables the Company to better understand the particular characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local acquisition and development opportunities. The Company considers its relations with its employees to be good.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

The Company's primary objective is to increase funds from operations. See Item 6, "Selected Financial Data", for the definition of this term. The operating strategies for achieving this goal are to deliver outstanding tenant service, emphasize marketing to attract new tenants and enhance the Company's portfolio through the acquisition and development of high quality properties in markets affording opportunities for attractive investments. In pursuing these strategies, the Company seeks to manage its capital structure to fund growth while maintaining financial liquidity and stability.

INTERNAL GROWTH STRATEGIES

Management believes that the Properties offer significant opportunities for the Company to increase its rental revenues and cash flow. The Company seeks to increase cash flow by continuing its practice of negotiating for contractual rental increases that take effect during the terms of its leases. In addition, the Company seeks to increase rental revenues through the renewal or replacement of expiring leases at higher rental rates and by improving the occupancy rates of its portfolio.

New Leases and Lease Renewals. In the early 1990s, rental rates in the markets in which the Properties are located were flat or decreased as a result of recessionary market conditions and an oversupply of commercial real estate in such markets. As these leases expire, the Company expects, although no assurance can be given, that replacement leases will reflect higher rental rates as economic conditions continue to improve and the oversupply of commercial real estate is mitigated by the decreased commercial construction starts in recent years.

Contractual Increases. The Company seeks to generate increased cash flow from the Properties in Operation through contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 1996 provide for contractual rental increases that are expected to contribute an additional $1.2 million to the Company's cash flow for the year ending December 31, 1997. The Company intends to continue seeking to negotiate contractual rent increases that take effect during the terms of its leases.

Improving Occupancies. The Company believes that the quality and diversity of its tenant base has contributed, and will continue to contribute, to the success of its strategy for increasing rental and occupancy rates. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of its tenants to meet their lease obligations. The Company's success in maintaining its occupancy rates and attracting and retaining tenants is demonstrated in part by its renewal rate which was approximately 59.0% for the year ended December 31, 1996.

Cost Controls. The Company seeks to monitor and control its operating and administrative costs by performing many functions in-house rather than by engaging outside parties. For example, the Company relies primarily on its locally based leasing and marketing staff, thereby reducing commissions to third parties. Similarly, although construction and design services typically are provided by third parties (including, in certain instances, an entity affiliated with one or more of the Company's senior executives), the Company's in-house construction and design management staff closely supervises construction and design activities in an effort to control costs, minimize cost overruns, ensure timely delivery of tenant space and maximize productivity and efficiencies. The Company also employs an annual capital improvement and preventive maintenance program designed to reduce the operating costs of the Properties and maintain their long-term value.

ACQUISITIONS

STRATEGY. The Company seeks to acquire properties consistent with its business objectives and strategies for growth. The Company has identified the following categories of acquisitions:

SINGLE-ASSET ACQUISITIONS:

STABILIZED ACQUISITIONS: Stabilized Acquisitions consist of individual properties generally located within the Company's existing markets, which are typically at high occupancy levels upon acquisition. During the year ended December 31, 1996, the Company acquired 27 properties which can be characterized as Stabilized Acquisitions containing approximately 1.6 million leasable square feet of industrial and office space for a Total Investment of approximately $96.3 million. These properties were 96.7% leased as of December 31, 1996.

ENTREPRENEURIAL ACQUISITIONS: Entrepreneurial Acquisitions consist of individual properties generally located within the Company's existing markets, which are typically either vacant or at low occupancy levels and can be purchased substantially below replacement cost, thereby offering the opportunity for above average return when fully leased. During the year ended December 31, 1996, the Company acquired 6 properties which can be characterized as Entrepreneurial Acquisitions containing approximately 783,000 leasable square feet of industrial and office space which was either vacant or partially leased at the time of acquisition, for a Total Investment of approximately $36.6 million. Approximately 45,000 square feet of space was acquired vacant for a Total Investment of approximately $1.5 million, and was 100.0% leased as of December 31, 1996. The remaining 738,000 square feet of this space was acquired partially leased for a Total Investment of approximately $35.1 million and was 68.1% leased as of December 31, 1996.

PORTFOLIO ACQUISITIONS:

Groups of properties or existing real estate companies that in either case offer an immediate return which can be enhanced by the Company's management expertise and financial strength.

DEVELOPMENT

STRATEGY. The Company pursues selective development opportunities focusing primarily on high quality suburban industrial and office properties within its existing markets. The Company's development activities fall into two categories: build-to-suit projects and projects built for inventory. The Company develops build-to-suit projects for existing and new tenants. The buildings in these projects are substantially pre-leased to one or more tenants prior to construction. The Company also builds properties for inventory in high-occupancy markets in which the Company has identified sufficient demand at market rental rates justifying such construction.

COMPLETED DEVELOPMENTS: During the year ended December 31, 1996, the Company completed 4 build-to-suit and 15 inventory projects, approximately 1.5 million square feet of leasable space representing a Total Investment of approximately $99.3 million. As of December 31, 1996, the completed development properties were 91.7% leased.

PROPERTIES UNDER DEVELOPMENT: As of December 31, 1996, the Company was developing 22 development properties which, upon completion, are expected to generate approximately 3.0 million square feet of leasable space representing a Total Investment of approximately $153.8 million. Approximately 68.8% of such leaseable space was pre-leased as of December 31, 1996. Five of these properties are 100% pre-leased under net leases as build-to-suit projects. There can be no assurance that any of these Properties Under Development will be completed, or that the Company's budgets or estimates of construction costs or time periods necessary to complete construction, will be realized. The Company expects to complete development of 12 properties (totalling 2.2 million square feet of leasable space) in the year ended December 31, 1997.

LAND: As of December 31, 1995, the Company owned 914 acres of land for development, all zoned for commercial use. During the year ended December 31, 1996 the Company purchased an additional 315 acres of land for development, and utilized 177 acres in development projects and sold 40 acres. Substantially all of the remaining 1,012 acres is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service and the Company anticipates that the land would support 9.3 million leasable square feet. The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities, particularly as the availability of land within the Company's geographic markets continues to diminish.

INTERNATIONAL OPERATION: The Company earns an annual fee of $600,000 (subject to adjustment for additional services undertaken by the Company) for its management services provided with respect to a joint venture between Rouse Kent Limited, which is owned by certain senior executives of the Company, and the County of Kent, England to develop a 650-acre, mixed-use park approximately 25 miles southeast of London.
The Company has an option to purchase Rouse Kent for nominal consideration and an option to purchase future buildings and land within the park. The Company's international operations also include 4 Properties in Operation in the County of Kent.

SUBSEQUENT ACTIVITIES

Since December 31, 1996, the date as of which tabular data presented herein is reflected, the Company has purchased three office buildings containing approximately 267,134 leasable square feet for a Total Investment of $26.6 million. In addition, the Company has completed development on three industrial distribution properties containing approximately 1.4 million leasable square feet for a Total Investment of $42.1 million.

The Company intends to pursue its acquisition and development strategies. The Company is currently in various stages of discussions and negotiations with respect to acquisition and build-to-suit projects totalling over $200.0 million. The consummation of these or any other future acquisitions or developments, if any, and the pace at which acquisitions may be made and developments completed, cannot be assured.

COMPETITION

The Company faces competition as a buyer, developer and lessor of properties and will likely face competition as an eventual seller of properties to the extent that properties are sold. The Company may be competing with other owners and developers with greater resources and whose management may have more experience than the Company's officers and trustees. There are numerous other entities, including but not limited to other REITs, that compete with the Company in seeking to acquire the limited number of properties available for sale that meet the Company's acquisition strategy. Like the Company, many of the potentially competing purchasers can use their own securities in making acquisitions. Additionally, the number of competitive properties in any particular market in which the Company's Properties are located could have a material adverse effect on both the Company's ability to lease space at the Properties or any newly-acquired property and on the rents charged at the Properties in Operation. However, the Company believes that its capital base, its existing sources of credit and its access as a public entity to the capital markets to raise funds during periods when conventional sources of financing may be unavailable or prohibitively expensive will provide the Company with competitive advantages. Further, the Company believes that the number of real estate developers has decreased as a result of the recessionary market conditions and tight credit markets during the early 1990s as well as the reluctance on the part of more conventional financing sources to fund development and acquisition projects. Moreover, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the Properties in Operation are located.

ENVIRONMENTAL REGULATIONS

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment (collectively, "Environmental Laws"), a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substances. In addition, the presence of any such substances or the failure to properly remediate such substances when present, released or discharged may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefor as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for disposal of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons. In addition to any action required by federal, state or local authorities, the presence of hazardous or toxic substances on any of the Properties, or on any properties acquired hereafter, could result in private plaintiffs bringing claims for personal injury or other causes of action. In connection with the ownership and operation of the Properties, and on any properties acquired hereafter, the Company may be potentially liable for remediation, release or injury. Further, various Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected Property or the imposition of monetary penalties and fines in addition to the costs required to attain compliance.

All of the Properties in Operation have been subject to Phase I Environmental Assessments ("Phase I Assessments"). The Phase I Assessments did not reveal, nor is the Company aware of, any non-compliance with Environmental Laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company. Although certain environmental issues have been identified with respect to certain of the Properties, the Company does not believe that any of these issues is likely to materially adversely affect the results of the Company's operations. No assurance can be given that the Phase I Assessments revealed all potential environmental liabilities, that no prior owner or operator created any material adverse environmental condition not known to the Company, that no environmental liabilities have developed since such Phase I Assessments were prepared, that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

ITEM 2.  PROPERTIES

The Properties in Operation, as of December 31, 1996, consisted of 173 industrial and 86 office properties.

Single tenants occupy 94 Properties in Operation. The Company provides a reduced level of service in connection with the operation or maintenance of these properties. The remaining 165 of the Company's Properties in Operation are occupied by multiple tenants for which the Company renders a range of building, operating and maintenance services.

The Company's industrial properties consist of a variety of warehouse, assembly, light manufacturing, distribution, and research and development facilities. Substantially all of the Company's industrial properties are located in suburban, mixed-use developments or business parks and all are well-maintained facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements, and industrial uses to increase re-leasing opportunities and control re-leasing costs. They range in size from 11,600 square feet to 497,000 square feet, with an average building size of 90,652 square feet. As of December 31,
1996, the Company's industrial properties were 93.5% leased.   Major
tenants, based upon annual base rent, include the United States of America, SKF USA, Inc. and, Vistakon Division of Johnson & Johnson Vision Products, Inc., General Electric Company, and Biospherics, Inc.

The Company's office properties are mid-rise and single story office buildings principally located in suburban, mixed-use developments or office parks. All of the Company's office properties are well-maintained facilities. Substantially all are located in prime business locations within established business communities offering excellent access to interstate highway systems. As of December 31, 1996, the office properties were approximately 90.2% leased. The office properties range in size from 4,900 to 220,000 square feet, with an average building size of 57,379 square feet. Major tenants, based upon annual base rent, include AT&T Resource Management Corp., Sanofi Winthrop, Inc. (a division of Elf Aquitaine) and Prudential Insurance Company of America.

The table on the following pages gives information on the Company's Properties in Operation as of December 31, 1996.

                   LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                             PROPERTY LIST

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1996 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
SOUTHEASTERN PENNSYLVANIA
10, 20 Liberty Boulevard               Ofc.      1988      62,237      90.3%      24   Great Valley Health Club, Inc.
420 Lapp Road                        Ind.-Flex   1989      92,250      85.8%       8   Akzo Coatings, Inc.
1 Chelsea Parkway                    Ind.-Flex   1988      43,267      99.0%       6   Valtek Incorporated
3 Chelsea Parkway                    Ind.-Flex   1988      43,240      55.5%       3   United Engineers & Constructors
747 Dresher Road                       Ofc.      1988      53,200     100.0%       2   Axon Communications, Inc.
45-67 Great Valley Parkway           Ind.-Dist.  1974     128,001     100.0%       8   Taylor Publishing Co.
1180 Church Road                     Ind.-Dist.  1986     452,323      56.3%       3   Safeguard Business Systems, Inc.
40 Valley Stream Parkway               Ofc.      1987      31,092     100.0%       1   Sanchez Computer Associates
50 Valley Stream Parkway               Ofc.      1987      31,000     100.0%       3   Fisher Scientific Company
20 Valley Stream Parkway               Ofc.      1987      58,834     100.0%      12   Shared Medical Systems
800 Town Center Drive                Ind.-Flex   1987     141,714     100.0%      18   ICT Group, Inc.
1610 Medical Drive                     Ofc.      1986      38,100      54.4%       5   Employers Mutual Casualty Co.
11, 15 Great Valley Parkway            Ofc.      1986     156,800     100.0%       2   Sanofi Winthrop, Inc.
257-275 Great Valley Parkway         Ind.-Flex   1983      71,285     100.0%       7   Business Mail Express, Inc.
300 Technology Drive                 Ind.-Dist.  1985      22,500     100.0%       1   Nilfisk of America, Inc.
277-293 Great Valley Parkway         Ind.-Flex   1984      28,800     100.0%       7   Alpha Scientific Corporation
311 Technology Drive                   Ofc.      1984      29,350     100.0%       3   Sherwin-Williams Co.
325 Technology Drive                   Ofc.      1984      25,000     100.0%       1   Premier Solutions Ltd.
7 Great Valley Parkway                 Ofc.      1985      59,021     100.0%      14   Rabbit Software Corporation
55 Valley Stream Parkway               Ofc.      1983      40,057     100.0%       5   Meridian Properties, Inc.
65 Valley Stream Parkway               Ofc.      1983      58,219     100.0%       7   Liberty Property Limited Ptsp.
508 Lapp Road                        Ind.-Dist.  1984      50,200     100.0%       1   Numar Corporation
10 Valley Stream Parkway               Ofc.      1984      33,027     100.0%       8   West Chester Administrative
333 Phoenixville Pike                Ind.-Dist.  1985      84,000     100.0%       1   Veterans Life Insurance Co.
1566 Medical Drive                     Ofc.      1985      28,540      88.1%       5   General Physics Corporation
30 Great Valley Parkway              Ind.-Dist.  1975      12,000     100.0%       1   Sanofi Winthrop, Inc.
75 Great Valley Parkway              Ind.-Dist.  1977      11,600     100.0%       1   York International Corp.
27-43 Great Valley Parkway           Ind.-Flex   1977      60,623     100.0%       5   Sanofi Winthrop, Inc.
77-123 Great Valley Parkway          Ind.-Flex   1978     104,095      99.3%      20   Durant Medical, Inc.
260 Great Valley Parkway             Ind.-Dist.  1979      50,000     100.0%       1   American Parts Systems
256 Great Valley Parkway             Ind.-Dist.  1980      56,160     100.0%       1   Centocor, Inc.
205 Great Valley Parkway             Ind.-Dist.  1981     184,500      92.3%       3   General Electric Company
12,14,16 Great Valley Parkway          Ofc.      1982      20,546     100.0%       3   Sanofi Winthrop, Inc.
155 Great Valley Parkway             Ind.-Dist.  1981      71,200     100.0%       1   Ensoniq Corporation
333 Technology Drive                   Ofc.      1987      39,769     100.0%       1   Premier Solutions, Ltd.
510 Lapp Road                        Ind.-Dist.  1983      27,167     100.0%       1   Trugreen
181 Wheeler Court                    Ind.-Dist.  1979     100,000     100.0%       3   Executive Warehouse, Inc.
1100 Wheeler Way                     Ind.-Dist.  1979      40,915     100.0%       1   National Business Services, Inc.
60 Morehall Road                       Ofc.      1989     114,430     100.0%       3   Vanguard Group
905 Airport Road                     Ind.-Dist.  1988     128,588     100.0%       6   Arco Chemical Company
16 Cabot Boulevard                   Ind.-Dist.  1972     299,192     100.0%       1   White Consolidated Industries
1 Country View Road                    Ofc.      1982      48,900     100.0%       1   Systems & Computer Technology
2151 Cabot Boulevard                 Ind.-Dist.  1982     114,760     100.0%       1   Schwarz Paper Company
170 S Warner Road                      Ofc.      1980      87,685      93.8%       5   AT&T Resource Management Corp.
190 S Warner Road                      Ofc.      1980      87,500     100.0%       1   Electronic Data Systems Corp.
507 Prudential Road                  Ind.-Flex   1988     105,500     100.0%       1   Prudential Insurance Company
100 Witmer Road                        Ofc.      1995     139,546     100.0%       1   GMAC Mortgage Corporation
3100 Horizon Boulevard               Ind.-Flex   1995      41,000     100.0%       1   Vtel Corporation
3300 Horizon Boulevard               Ind.-Dist.  1996      92,000     100.0%       1   Central National-Gottesman, Inc.
3500 Horizon Boulevard               Ind.-Flex   1996      65,579     100.0%       1   SmithKline Beecham Clinical
200 Chester Field Parkway              Ofc.      1989      28,919     100.0%       3   Waverly, Inc.
767 Electronic Drive                 Ind.-Flex   1996      45,000     100.0%       1   Diversified Pharmaceutical Svc.
5 Country View Road                    Ofc.      1985      63,170     100.0%       2   HBO & Company of Georgia
3200 Horizon Boulevard               Ind.-Flex   1996      60,000     100.0%       1   Fund/Plan Services, Inc.
111-195 Witmer Road                    Ofc.      1996      55,354      98.2%      15   Kulicke & Soffa Industries, Inc.
2460 General Armistead Avenue        Ind.-Flex   1985      36,831      93.0%       8   Midlantic Distribution Co.
2490 General Armistead Avenue        Ind.-Flex   1985      20,811      82.7%       6   Barefoot Grass Lawn Service
300 Welsh Road                         Ofc.      1983      23,461     100.0%       4   Delta Information Systems, Inc.
400 Welsh Road                         Ofc.      1983      36,723      96.7%       5   National Fraud Investigations
440 E. Swedesford Road                 Ofc.      1988      71,368      58.1%      11   Affiliated Distributors
460 E. Swedesford Road                 Ofc.      1988      70,205      97.6%       7   Johnson-Matthey Investments
2 Walnut Grove Drive                   Ofc.      1989      81,846      74.6%      11   Toyota Motor Credit Corp.
200 Gibralter Road                     Ofc.      1990      64,452      93.7%      10   Great West Life Assurance
220 Gibralter Road                     Ofc.      1990      63,587     100.0%       1   Prudential Insurance Company
240 Gibralter Road                     Ofc.      1990      63,587     100.0%       1   Prudential Insurance Company
151 S Warner Road                      Ofc.      1980      84,066      98.4%      11   Paging Network of Philadelphia
931 South Matlack Street             Ind.-Dist.  1985     139,500     100.0%       1   Electronics Boutique, Inc.
14 Lee Boulevard                     Ind.-Flex   1988      89,026      86.9%       5   Vanguard Group
500 Chester Field Parkway              Ofc.      1988      30,815     100.0%       2   Becket, Watkins and Associates
300-400 Chester Field Parkway          Ofc.      1988      50,383     100.0%       3   Amerisource Corporation
                                                        ---------     ------
Total Southeastern Pennsylvania                         5,144,416      93.1%
                                                        =========     ======

                                   -13-

            LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   PROPERTY LIST

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1996 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
NEW JERSEY/DELAWARE
1805 Underwood Boulevard             Ind.-Dist.  1973      14,383     100.0%       1   Uniscore, Inc.
150 Mid-Atlantic Parkway             Ind.-Dist.  1973      30,873     100.0%       1   Reynolds Metals Company
18 Boulden Circle                    Ind.-Flex   1989      76,000      76.8%      10   Custom Computer Services, Inc.
501 Delran Parkway                   Ind.-Dist.  1988      49,500      68.1%       2   Gandalf Systems Corporation
600 Delran Parkway                   Ind.-Dist.  1988     119,290     100.0%       2   Computer & Comm Info
1607 Imperial Way                    Ind.-Dist.  1973      80,000     100.0%       1   Dunkin' Donuts
1 Boulden Circle                     Ind.-Dist.  1986      43,200     100.0%       1   Norel Paper Corporation
31-55 Read's Way                     Ind.-Flex   1986      78,009     100.0%       3   Cigna Corporation
3 Boulden Circle                     Ind.-Dist.  1987      60,812     100.0%       1   Livingston Healthcare Services
5 Boulden Circle                     Ind.-Dist.  1987     119,653     100.0%       1   Brundage Distribution Corp.
601 Delran Parkway                   Ind.-Dist.  1988      57,930     100.0%       1   Keymar Warehouse, Inc.
51 Haddonfield Road                    Ofc.      1986      93,000      89.0%      19   Lehigh Press, Inc.
57 Read's Way                        Ind.-Flex   1985      53,600     100.0%       2   Wachovia Bank of Georgia
1370 Imperial Way                    Ind.-Dist.  1978     179,785     100.0%       1   National Distribution Centers
8 Stow Road                          Ind.-Flex   1988      34,911      84.1%       4   AT&T Resource Management Corp.
10 Stow Road                         Ind.-Flex   1988      29,722      68.5%       1   Trans World Airlines, Inc.
12 Stow Road                         Ind.-Flex   1988      21,200     100.0%       5   Future Electronics Corp.
14 Stow Road                         Ind.-Flex   1988      18,821     100.0%       2   Wiltel Communications Sys, Inc.
1300 Metropolitan Avenue             Ind.-Dist.  1972      76,196     100.0%       1   Phoenix Display & Packaging
701A Route 73 South                    Ofc.      1987      97,200      81.2%       8   Ohio Casualty Insurance
701C Route 73 South                    Ofc.      1987      27,813      80.9%       4   Prudential Property & Casualty
1008 Astoria Boulevard               Ind.-Flex   1973      37,400      87.6%       6   ACSIS, Inc.
1475 Imperial Way                    Ind.-Dist.  1976      60,000     100.0%       1   Knauf Fiberglass, Inc.
3000 Atrium Way                        Ofc.      1987     110,115      68.3%      11   Atrium Executive Center, Inc.
750 Cardinal Drive                   Ind.-Dist.  1989      81,348     100.0%       1   Leslie's Poolmart
11000,15000,17000 Commerce Parkway   Ind.-Flex   1985     100,170      97.8%       8   PHH Mortgage Services Corp.
12000,14000 Commerce Parkway         Ind.-Flex   1985      68,000      87.8%       6   Simirex, Inc.
16000,18000 Commerce Parkway         Ind.-Flex   1985      52,000      93.8%       7   CSX Intermodal, Inc.
406 Lippincott Drive                   Ofc.      1990      40,000     100.0%       5   Travelers Insurance Co
234 High Hill Road                   Ind.-Dist.  1987      60,000     100.0%       1   Skyway Freight Systems, Inc.
101 Arlington Boulevard              Ind.-Dist.  1996     154,675     100.0%       2   Heinz Bakery Products
100 Berkeley Drive                   Ind.-Dist.  1990      67,000     100.0%       1   MCR Direct Mail, Inc.
301 Lippincott Drive                   Ofc.      1988      82,482     100.0%       4   Fluor Daniel, Inc.
303 Lippincott Drive                   Ofc.      1988      82,541      99.8%       4   Fluor Daniel, Inc.
510 Sharptown Road                   Ind.-Dist.  1984      40,156     100.0%       1   Day Products, Inc.
901 Route 73                           Ofc.      1985      39,434      96.9%       4   Teknion, Inc.
1500 Route 73 North                    Ofc.      1988      62,069      65.6%       9   Prudential Securities, Inc.
512 Sharptown Road                   Ind.-Dist.  1984      58,000     100.0%       1   Trek Bicycle Corporation
263 Quigley Boulevard                Ind.-Dist.  1987      43,525      98.5%       8   Small Systems Management Corp.
34 Blevins Drive                     Ind.-Flex   1987      50,022     100.0%       7   Panelmatic
104 Gaither Drive                    Ind.-Dist.  1975      45,390     100.0%       1   Eptech Corporation
2 Lukens Drive                       Ind.-Flex   1988      43,175     100.0%       3   Ameristar Technologies
                                                        ---------     ------
Total New Jersey/Delaware                               2,739,400      94.2%
                                                        =========     ======

      LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                              PROPERTY LIST

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1996 (2)  LEASES     MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
LEHIGH VALLEY
1655 Valley Center Parkway             Ofc.       1993     28,300      62.3%       1   Allstate Insurance Company
6560 Stonegate Drive                 Ind.-Dist.   1989     80,000     100.0%       2   Vitra Seating, Inc.
6370 Hedgewood Drive                 Ind.-Dist.   1990    110,000      69.1%       2   ODL, Inc.
6390 Hedgewood Drive                 Ind.-Dist.   1990     69,000     100.0%       2   Behr Processing Corporation
1495 Valley Center Parkway             Ofc.       1990     43,770     100.0%       2   Ingersoll-Rand Company
6350 Hedgewood Drive                 Ind.-Dist.   1989    121,000     100.0%       2   Organon, Inc.
6330 Hedgewood Drive                 Ind.-Flex    1988     89,700     100.0%       7   Submicron Systems, Inc.
1550 Valley Center Parkway           Ind.-Flex    1988     43,400     100.0%       7   Employee Benefit Plans, Inc.
1560 Valley Center Parkway           Ind.-Flex    1988     51,400     100.0%       1   TIG Insurance Company
6580 Snowdrift Road                  Ind.-Dist.   1988    104,000     100.0%       1   Dana Corporation
1510 Valley Center Parkway           Ind.-Flex    1988     48,208      90.9%       6   Visiting Nurses Association
1530 Valley Center Parkway           Ind.-Flex    1988     46,400     100.0%       1   SKF USA, Inc.
6540 Stonegate Drive                 Ind.-Dist.   1988    120,000     100.0%       1   SKF USA, Inc.
974 Marcon Boulevard                 Ind.-Flex    1987     39,200      29.3%       3   Norwood Industrial Construction
964 Marcon Boulevard                 Ind.-Flex    1985     39,200     100.0%       6   Health Spectrum Medical
764 Roble Road                       Ind.-Flex    1985     21,860     100.0%       1   ChemLawn Corp Center
3174 Airport Road                    Ind.-Flex    1979     42,000      64.3%       1   Allentech, Inc.
2196 Avenue C                        Ind.-Flex    1980     31,140     100.0%       1   Lehigh University
2202 Hangar Place                    Ind.-Flex    1981     66,495     100.0%       4   Lofts Seed, Inc.
2201 Hangar Place                    Ind.-Flex    1981     52,300     100.0%       6   Pacesetter Enterprises, Inc.
954 Marcon Boulevard                 Ind.-Dist.   1981     24,000     100.0%       1   Merck & Co., Inc.
57 South Commerce Way                Ind.-Flex    1986     76,400     100.0%       7   SKF USA, Inc.
754 Roble Road                       Ind.-Flex    1986     46,800      79.5%       5   Computer Designs, Inc.
894 Marcon Boulevard                 Ind.-Flex    1986     28,800     100.0%      10   Spalding Company, Inc.
744 Roble Road                       Ind.-Flex    1986     46,800      97.7%       8   Fluoro-Seal
944 Marcon Boulevard                 Ind.-Flex    1986     38,400     100.0%      13   Integrated Solutions, Inc.
1685 Valley Center Parkway             Ofc.       1996     27,200     100.0%       2   General Accident Insurance Co.
6520 Stonegate Drive                 Ind.-Flex    1996     43,200     100.0%       5   Submicron Systems Inc.
7437 Industrial Boulevard            Ind.-Dist.   1976    191,330     100.0%       2   Stuart Medical, Inc.
2041 Avenue C                        Ind.-Flex    1990     30,400     100.0%       3   Dorst America, Inc.
2124 Avenue C                        Ind.-Dist.   1990     36,000     100.0%       1   Graybar Electric Co., Inc.
7339 Industrial Boulevard            Ind.-Dist.   1996    215,000      47.9%       1   DSC Logistics, Inc.
7384 Penn Drive                      Ind.-Dist.   1988    112,000     100.0%       1   Osram Sylvania, Inc.
7144 Daniels Drive                   Ind.-Dist.   1975    300,312     100.0%       2   Simpson Paper Company
7620 Cetronia Road                   Ind.-Dist.   1990    155,060     100.0%       3   Lehigh Group
939 Marcon Boulevard                 Ind.-Dist.   1980    315,000     100.0%       1   Fieldcrest Cannon Sure Fit, Inc.
100 Brodhead Road                      Ofc.       1990     47,056      77.1%       6   First Valley Bank
1640 Valley Center Parkway             Ofc.       1996     30,850     100.0%       1   Pennsylvania Cellular
83 South Commerce Way                  Ofc.       1989     18,983      72.5%       3   Nationwide Insurance
85 South Commerce Way                  Ofc.       1989     21,119     100.0%       2   Penn Del Directory Co.
87 South Commerce Way                  Ofc.       1989     22,653     100.0%       4   Versyss, Inc.
7248 Industrial Boulevard            Ind.-Dist.   1988    497,000      67.5%       3   S.D. Warren Company
                                                        ---------     ------
Total Lehigh Valley                                     3,571,736      89.0%
                                                        =========     ======

MARYLAND
180 Admiral Cochrane Drive             Ofc.      1989     128,236      96.0%       9   Columbia Medical Plan, Inc.
12000,001,040 Indian Creek Court     Ind.-Flex   1986     185,776     100.0%       7   Biospherics, Inc.
190 Admiral Cochrane Drive             Ofc.      1988      72,085      95.5%      12   Telespectrum
8280 Patuxent Range Drive            Ind.-Dist.  1978      60,079     100.0%       2   Alcore, Inc.
8300 Professional Place                Ofc.      1978      60,058      97.7%       9   TRW, Inc.
8100 Professional Place                Ofc.      1987      54,613      62.9%      11   Ben Dyer Associates, Inc.
8100,8200,8300 Corporate Drive         Ofc.      1981     119,227      69.9%      14   Kaiser Georgetown Community
7178 - 7180 Columbia Gateway         Ind.-Flex   1987      88,895      92.4%       4   Nationsbank, N.A.
8200 - 8240 Professional Place         Ofc.      1979      56,464      56.8%      11   F.M.E. Corporation
8400 Corporate Drive                   Ofc.      1984     147,800      23.2%       5   Digital Equipment Corp.
8730 Bollman Place                   Ind.-Dist.  1984      98,745     100.0%       1   Kraft Foodservice, Inc.
9101,9111,9115 Guilford Road         Ind.-Flex   1984      51,751      81.1%       4   Sienna Biotech, Inc.
9125,9135,9145 Guilford Road         Ind.-Flex   1983      85,804      63.6%       5   Federal Express Corporation
                                                        ---------     ------
Total Maryland                                          1,209,533      79.2%
                                                        =========     ======

     LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                            PROPERTY LIST

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1996 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
VIRGINIA
10 South Third Street                  Ofc.      1930       4,900     100.0%       1   Scribner, Messer, Brady & Wade
1751 Bluehills Drive                 Ind.-Dist.  1991     265,082     100.0%       1   Conopco, Inc.
4300 Carolina Avenue                 Ind.-Dist.  1985     218,554     100.0%       1   United States of America
301 Hill Carter Parkway              Ind.-Dist.  1989      80,000     100.0%       1   Philip Morris Incorporated
4001 Carolina Avenue                 Ind.-Dist.  1935      35,200      91.8%       6   Charles H. Snead, Jr.
5600-5626 Eastport Boulevard         Ind.-Flex   1989      71,227      93.2%       5   American Honda Motor Co., Inc.
5650-5674 Eastport Boulevard         Ind.-Dist.  1990     150,867     100.0%       4   Sterilization Services of VA
5700 Eastport Boulevard              Ind.-Dist.  1990     100,336     100.0%       1   Merisel, Inc.
11020 Hull Street Road                 Ofc.      1987       5,172     100.0%       1   Patient First Corporation
3432 Holland Road                      Ofc.      1989       5,688     100.0%       1   Patient First Corporation
3001 Hungary Springs Road              Ofc.      1984      11,235     100.0%       2   Broughton Systems, Inc.
7760 Shrader Road                      Ofc.      1987      18,247     100.0%       2   Signet Bank
7740 Shrader Road                      Ofc.      1989      10,167      71.5%       3   Rector & Visitors of UVA
4880 Cox Road                          Ofc.      1995      59,948      93.7%       2   Saxon Mortgage, Inc.
5162 Valleypointe Parkway              Ofc.      1993      25,000     100.0%       1   United States of America
4101-4127 Carolina Avenue           Ind.-Dist.  1973     126,000     100.0%       1   Hamilton Hybar, Inc.
4201-4261 Carolina Avenue            Ind.-Dist.  1975     288,000      99.8%       8   Crestar Bank
4263-4299 Carolina Avenue            Ind.-Dist.  1976     180,000     100.0%       1   Open Plan Systems, Inc.
4301-4335 Carolina Avenue            Ind.-Dist.  1978     162,000     100.0%       1   Stone Container Corporation
4337-4379 Carolina Avenue            Ind.-Dist.  1979     198,000     100.0%       2   The Goldberg Company, Inc.
4501-4549 Carolina Avenue            Ind.-Dist.  1981     150,000     100.0%       2   Foxmeyer Drug Company
4551-4593 Carolina Avenue            Ind.-Dist.  1982     151,800     100.0%       3   A.H. Robins Company, Inc.
4601-4643 Carolina Avenue            Ind.-Dist.  1985     151,800     100.0%       2   T.E.U. Incorporated
4545-4583 Carolina Avenue            Ind.-Dist.  1985     120,000     100.0%       1   Owens & Minor Medical, Inc.
4447-4491 Carolina Avenue            Ind.-Dist.  1987     158,700     100.0%       1   Shelcore, Inc.
4401-4445 Carolina Avenue            Ind.-Dist.  1988     158,700     100.0%       2   Media Post Marketing
12 S. Third Street                     Ofc.      1900       5,735     100.0%       1   Liberty Property Limited Ptnsp.
9601 Cosner Drive                    Ind.-Dist.  1995     128,500     100.0%       1   Simmons Company
315 Cardiff Valley Road              Ind.-Dist.  1994     151,200     100.0%       1   Caterpillar Inc.
2300 East Parham Road                  Ofc.      1988       5,172     100.0%       1   Patient First Corporation
1347 Diamond Springs Road            Ind.-Dist.  1980      99,260     100.0%       2   Nu-Home TV & Furniture, Inc.
5221 Valleypark Drive-Bldg A         Ind.-Flex   1988      17,007     100.0%       1   RBX Holdings, Inc.
5228 Valleypointe Parkway-Bldg B     Ind.-Flex   1988      14,477      61.4%       3   Allen-Bradley Company
5238 Valleypark Drive-Bldg C         Ind.-Flex   1989      17,062      98.5%       6   MCI Telecommunications
5601-5609 Eastport Boulevard         Ind.-Dist.  1996     150,000     100.0%       2   General Medical Corporation
4717-4729 Eubank Road                Ind.-Dist.  1978     141,313     100.0%       3   Whithall-Robins
4263F Carolina Avenue                Ind.-Dist.  1975      57,600     100.0%       3   Heflebower Transfer & Storage
4200 Oakleys Court                   Ind.-Dist.  1990      80,000     100.0%       1   Multiton Mic Corp.
1821 Battery Dantzler Road           Ind.-Dist.  1990     129,600     100.0%       3   Richmond Cold Storage Co.
5000 Cox Road                        Ind.-Flex   1990      58,367     100.0%       6   Patient First Corporation
510 Eastpark Court                   Ind.-Flex   1989      51,874     100.0%       5   Power Distribution, Inc.
520 Eastpark Court                   Ind.-Dist.  1989     144,228     100.0%       5   Bunzl-Richmond, Inc.
                                                        ---------     ------
Total Virginia                                          4,158,018      99.5%
                                                        =========     ======

NORTH CAROLINA
4523 Green Point Drive               Ind.-Dist.  1988      85,830     100.0%       1   Dry Storage Corporation
4501 Green Point Drive               Ind.-Dist.  1989      90,049     100.0%       4   New Breed Leasing Corporation
4500 Green Point Drive               Ind.-Dist.  1989      71,040     100.0%       6   Corporate Express
2427 Penny Road                      Ind.-Dist.  1990     270,000     100.0%       1   Masco Corporation
4524 Green Point Drive               Ind.-Dist.  1988      74,587      84.4%       3   Standard Register Co.
4328,4336 Federal Drive              Ind.-Dist.  1995     177,600     100.0%       2   United Parcel Service, Inc.
200 Centreport Drive                   Ofc.      1986      47,190     100.0%      18   MCI Telecommunications Corp.
4344 Federal Drive                   Ind.-Dist.  1996      92,425     100.0%       4   MAC Papers, Inc.
202 Centreport Drive                   Ofc.      1990      62,664      95.0%       5   Key Risk Management Services
4000 Piedmont Parkway                  Ofc.      1989      60,383      92.9%      20   New Breed Leasing Corporation
                                                        ---------     ------
Total North Carolina                                    1,031,768      98.2%
                                                        =========     ======

                                       -16-

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                            PROPERTY LIST

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1996 (2)  LEASES     MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   ------------------------------
FLORIDA
1730 Stebbins Drive                  Ind.-Dist.  1973      40,000     100.0%       1   Atlas Bag, Inc.
5911-5925 Richard Street             Ind.-Flex   1977      40,000     100.0%       1   Vistakon Div.- Johnson & Johnson
8383-8385 Baycenter Road             Ind.-Dist.  1973      40,000     100.0%       1   Parts House, Inc.
8775 Baypine Road                      Ofc.      1989      50,000     100.0%       1   AT&T Resource Management Corp.
8539 Western Way                     Ind.-Flex   1987      72,030       0.0%       -
6255 Lake Grey Boulevard             Ind.-Flex   1987      94,174     100.0%       7   U.S. Telecom, Inc. - Sprint Serv.
6600-6660 Suemac Place               Ind.-Dist.  1973     103,404     100.0%       5   American Flat Glass
6800-6850 Suemac Place               Ind.-Dist.  1973      60,000     100.0%       1   R&G Sloane Manufacturing Co.
8665, 8667, 8669 Baypine Road          Ofc.      1987      63,118     100.0%       5   Blue Cross and Blue Shield
8540 Baycenter Road                  Ind.-Flex   1984      30,028     100.0%       1   Reichhold Chemicals
1200 Gulf Life Drive                   Ofc.      1984     179,274      92.9%      20   Stein Mart, Inc.
8400 Baymeadows Way                  Ind.-Flex   1987      43,547     100.0%       8   Productivity Solutions, Inc.
8614 Baymeadows Way                    Ofc.      1986      16,000     100.0%       1   Allstate Insurance Company
5941-5975 Richard Street             Ind.-Flex   1978      86,660     100.0%       1   Vistakon Div. - Johnson & Johnson
7970 Bayberry Road                   Ind.-Flex   1978      55,000       0.0%       -
6000-6030 Bowdendale Avenue          Ind.-Flex   1979      83,330      88.0%       4   Vistakon Div. - Johnson & Johnson
7898 Baymeadows Way                    Ofc.      1979      42,149     100.0%       2   American Transtech, Inc. (AT&T)
5977-6607 Richard Street             Ind.-Flex   1980      73,333     100.0%       1   Vistakon Div. - Johnson & Johnson
7910 & 7948 Baymeadows Way             Ofc.      1980      52,505     100.0%       3   American Transtech, Inc. (AT&T)
7954 & 7960 Baymeadows Way             Ofc.      1982      52,608     100.0%       2   American Transtech, Inc. (AT&T)
8787 Baypine Road                      Ofc.      1990     220,000     100.0%       1   AT&T Resource Management Corp.
7077 Bonneval Road                     Ofc.      1988     102,942      95.1%      26   Florida Windstorm Underwriting
4190 Belfort Road                      Ofc.      1986     105,664      94.6%      24   Enterprise National Bank
8011, 8021, 8031 Phillips Highway      Ofc.      1987      81,962      71.2%       9   Southwest Signal Engineering
7020 AC Skinner Parkway              Ind.-Flex   1996      42,184     100.0%       6   Intermedia Communications, Inc.
7022 AC Skinner Parkway              Ind.-Dist.  1996      88,200     100.0%       2   Microtek Medical, Inc.
11777 Central Highway                Ind.-Dist.  1985      50,000       0.0%       -
7016 AC Skinner Parkway              Ind.-Flex   1996      39,350     100.0%       1   Georgia-Pacific Corporation
                                                        ---------     ------
Total Florida                                           2,007,462      88.3%
                                                        =========     ======

FLORIDA WEST
4001, 4051, 4101 Fowler Avenue       Ind.-Flex   1987     101,198      90.5%      20   Musculoskeletal Institute
5501 Pioneer Park Boulevard          Ind.-Dist.  1981      61,416     100.0%       5   Premdor Corporation
5502 Pioneer Park Boulevard          Ind.-Dist.  1981      48,375     100.0%       3   Premdor Corporation
5690-5694 Crenshaw Street            Ind.-Dist.  1979      87,095     100.0%       3   Florida Flooring Products, Inc.
3102,3104,3110 Cherry Palm Drive     Ind.-Flex   1986      74,339     100.0%      12   Groundwater Technology, Inc.
8401-8408 Benjamin Road              Ind.-Flex   1986     127,566      95.4%      18   National RX Services, Inc.
3501 Riga Boulevard                  Ind.-Flex   1987      57,220     100.0%       2   Customer Communications Center
111 Kelsey Lane                      Ind.-Flex   1990      60,200      50.0%       1   Westinghouse Electric Corp.
                                                        ---------     ------
Total Florida West                                        617,409      92.6%
                                                        =========     ======

UNITED KINGDOM
50 Gibson Drive                        Ofc.      1940      18,000     100.0%       1   Genzyme Biochemicals
25 Kings Hill Avenue                   Ofc.      1996      35,000      82.7%       2   Charities Aid Foundation
2 Kings Hill Avenue                  Ind.-Flex   1996      34,600      67.2%       2   Broadcast Surveillance Systems
50 Kings Hill Avenue                   Ofc.      1996      50,000     100.0%       1   Rhone-Polenc Rorer
                                                       ----------     ------
Total United Kingdom                                      137,600      87.4%
                                                       ==========     ======

TOTAL COMPANY                                          20,617,342      92.8%
                                                       ==========     ======

(1) Based on current net leasable building area. Some buildings have been expanded since their original acquisition or development.
(2)  Based on rent commencement date.

                                 -17-

ITEM 3.   LEGAL PROCEEDINGS

The Trust is not a party to any material legal proceedings. In the ordinary course of business, the Operating Partnership is party to ordinary routine litigation incidental to its business, including routine actions for negligence, personal injury or other claims, many of which are expected to be covered by liability insurance and in the aggregate are not expected to have a material effect on the business or financial condition of the Company.

On June 27, 1995, the Environmental Protection Agency ("EPA") notified Willard G. Rouse III, George F. Congdon and David C. Hammers, together with six other companies or individuals, that they may be potentially responsible for a portion of the response costs for remediation of ground water in part of the North Penn Service Area for certain properties located in Upper Gwynedd Township, Pennsylvania, (the "Church Road Properties"), as former owners. The Company acquired the Church Road Properties from the Predecessor upon formation. The Company has not been similarly notified by the EPA; however, as the present owner of the Church Road Properties, the potential exists for the Company to be named a potentially responsible party if there has been a release from the Church Road Properties of hazardous substances, including trichloroethylene, that requires remediation. In such circumstances, the Company believes it would have claims against other financially responsible parties (including previous owners of the Church Road Properties, such as Zenith and the other parties identified by EPA as potentially liable) and, consequently, the Company does not believe that its liability with respect to this matter, if any, is likely to be material. In addition, Mr. Rouse, Mr. Congdon, Mr. Hammers and Joseph
P. Denny, have agreed to indemnify the Company for a period of ten years commencing in June 1994 with respect to material environmental liabilities associated with the Church Road Properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS

The following persons are the executive officers of the Trust, which is the sole general partner of the Operating Partnership:

                           AGE AT
        NAME              FEBRUARY               POSITION
                          27, 1997
-----------------------   --------   ----------------------------------

Willard G. Rouse III       54        Chairman of the Board of Trustees
                                     and Chief Executive Officer (1)

Joseph P. Denny            50        President, Chief Operating Officer
                                     and Trustee (1)

George J. Alburger, Jr.    49        Chief Financial Officer and
                                     Treasurer

George F. Congdon          54        Executive Vice President of
                                     Development and Trustee (1)

Robert E. Fenza            39        Executive Vice President

David C. Hammers           59        Executive Vice President

James J. Bowes             43        Corporate Secretary and General
                                     Counsel

--------------
(1) Serving under a three-year employment agreement beginning June 23, 1994.

Each officer was elected as such in July 1994 with the exception of Mr. Alburger who was elected Chief Financial Officer and Treasurer in May 1995, and Mr. Bowes who was elected as Corporate Secretary in December 1996. Each officer will serve until the first meeting of the Board of Trustees after the next annual meeting of shareholders or until the officer resigns or is removed from office by the Board of Trustees.

Willard G. Rouse III has served as Chairman of the Board of Trustees and Chief Executive Officer of the Company since March 1994. Mr. Rouse had been a General Partner of the Predecessor since its founding in 1972.
He serves as a Trustee of the Urban Land Institute. Mr. Rouse has served as Chairman of each of the Pennsylvania Convention Center Authority, Foundation for Architecture, We the People 200 and the Philadelphia Childrens Network and as President of the Fellowship Commission.

Joseph P. Denny has served as President, Chief Operating Officer and a trustee of the Company since March 1994. Mr. Denny joined the Predecessor in 1979 and served as a Regional Managing General Partner, and, later as President. In these capacities, he was responsible for developing approximately one billion dollars of projects, primarily large urban projects. Mr. Denny is a member of the Board of Directors of Lawrence Holdings Co. Mr. Denny is also a Vice Chairman of the Industrial and Office Park Council of the Urban Land Institute and serves on the Advisory Board of the Wharton Business School's Real Estate Center and the NAREIT Legislative Advisory Council.

George J. Alburger, Jr. became Chief Financial Officer and Treasurer of the Company in May 1995. For more than five years prior to joining the Company, Mr. Alburger served as Executive Vice President of EBL&S Property Management, Inc., an owner and manager of approximately 200 shopping centers aggregating 30 million square feet of retail space. Mr. Alburger is a certified public accountant and was formerly a Senior Manager with Price Waterhouse LLP.

George F. Congdon has served as a trustee of the Trust since March 1994,
and as Executive Vice President of Development since April, 1995.   Mr.
Congdon previously served as Chief Financial Officer and Treasurer of the Company. Mr. Congdon had been a General Partner of the Predecessor since its founding in 1972. He is a member of the Board of Directors of the People's Light and Theater Company and Historic Yellow Springs, Inc.

Robert E. Fenza has served as an Executive Vice President of the Company since March 1994, with principal responsibility for operations, property management and asset management. Mr. Fenza joined the Predecessor in 1984 and advanced to Regional Manager in 1987 and to Northern Division Manager in 1991.

David C. Hammers has served as an Executive Vice President since March 1994. Mr. Hammers had been a General Partner of the Predecessor since its founding in 1972.

James J. Bowes has served as General Counsel and Secretary of the Company since December, 1996. Prior to joining the Company, Mr. Bowes was a partner in the law firm of Blank Rome Comisky & McCauley.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' SHARES AND RELATED SHAREHOLDERS MATTERS

The Common Shares have been traded on the New York Stock Exchange under the symbol "LRY" since June 16, 1994. There is no established public trading market for the Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares as reported on the New York Stock Exchange Composite Tape and the dividends declared by the Company per Common Share for such calendar quarter.

                                                           DIVIDENDS PER
                                  HIGH        LOW          COMMON SHARE
                                  ----        ---          -------------
1996
First Quarter                    22 1/8      20 1/4             0.40
Second Quarter                   21          19 1/2             0.40
Third Quarter                    21 3/4      19 3/8             0.41
Fourth Quarter                   25 7/8      21 1/8             0.41

1995
First Quarter                    20 3/4      18 3/4             0.40
Second Quarter                   20 1/8      18 3/8             0.40
Third Quarter                    21 3/4      19 1/2             0.40
Fourth Quarter                   21 3/8      19                 0.40

1994
Second Quarter (from 6/16/94)    20 3/8      19 5/8             0.03
Third Quarter                    20 1/8      19                 0.40
Fourth Quarter                   20 1/8      17 3/8             0.40

As of February 24, 1997, the Common Shares were held by 406 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

Although the Company currently anticipates that comparable cash dividends will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Trustees deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to December 31, 1994, for Liberty Property Trust, Liberty Property Limited Partnership and the Predecessor combined as of and for the year ended December 31, 1994, and for the Predecessor for the period from January 1, 1994 to June 22, 1994, and for the years ended 1993 and 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further description of the Predecessor. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior periods have been restated to conform to current year presentation.

   LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                       AND PREDECESSOR (COMBINED)
                                                                                 LIBERTY
                                                                                PROPERTY
                                                                                  TRUST/
                                                                                 LIBERTY
                                                                                PROPERTY
                                                                                 LIMITED
                                LIBERTY PROPERTY                                PARTNERSHIP/
                             TRUST/LIBERTY PROPERTY                             PREDECESSOR
                               LIMITED PARTNERSHIP                PREDECESSOR    COMBINED          PREDECESSOR
                           ---------------------------------      -----------   -----------  ------------------
                             YEAR        YEAR       JUNE 23,      JANUARY 1,                       YEAR ENDED
                             ENDED       ENDED      1994 TO        1994 to      YEAR ENDED          DECEMBER 31,
                            DECEMBER    DECEMBER    DECEMBER         JUNE        DECEMBER    ------------------
                            31, 1996    31, 1995    31, 1994       22, 1994      31, 1994      1993      1992
                           ----------  ----------   ----------    -----------   ----------   --------  --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Total Revenue              $  154,265  $ 117,041    $  46,638     $ 36,384      $  83,022    $75,440   $ 77,078
Rental and real estate
  tax expense                  40,853     29,314       11,377       10,373         21,750     19,319     19,146
General and administra-
  tive expenses                 8,023      5,212        2,273        2,439          4,712      5,135      8,120
Depreciation and
  amortization                 28,203     22,518        8,294        6,438         14,732     13,375     13,474
                           ----------  ---------    ---------     --------      ---------    -------   --------

Operating income               77,186     59,997       24,694       17,134         41,828     37,611     36,338
Premium on debenture
  conversions                   1,027          -            -            -              -          -          -
Interest expense               38,528     37,688       13,826       20,417         34,243     45,231     46,504
                           ----------  ---------    ---------     --------      ---------    -------   --------


Income (loss) before
  minority interest and
  extraordinary item <F1>      37,631     22,309       10,868       (3,283)         7,585     (7,620)  (10,166)
Minority interest <F1>          3,891      2,843        7,664            -          7,664          -         -
Extraordinary item-gain
  on extinguishment of
  debt                              -          -       52,667        3,084         55,761          -         -
                           ----------  ---------    ---------     --------      ---------    -------  --------

Net income (loss) <F1>     $   33,740  $  19,466    $  55,881     $   (199)     $  55,682    $(7,620) $(10,166)
                           ==========  =========    =========     ========      =========    =======  ========

Dividends paid             $   52,569  $  38,683    $  10,219            -              -          -         -
                           ==========  =========    =========

PER SHARE DATA
Net income per share be-
  fore extraordinary item  $     1.14  $    0.89    $    0.46            -              -          -         -
Net income per share       $     1.14  $    0.89    $    2.67            -              -          -         -
Dividends paid per share   $     1.61  $    1.60    $    0.43
Weighted average number
  of shares outstanding
  <F2>                         29,678     21,838       20,965            -              -          -         -

OTHER DATA
Cash provided by opera-
  ting activities          $   59,817  $  50,452    $  31,782     $  7,050      $  38,832    $ 9,655  $  5,766
Cash used by investing
  activities                 (265,427)  (281,862)    (154,273)      (2,009)      (156,282)    (5,850)   (5,805)
Cash provided (used)
  by financing activities     214,593    216,870      136,855        5,526        142,381     (3,213)   (2,159)
Funds from operations <F3>     65,944     44,606       19,082        3,075         22,517      5,595     3,148

                                         LIBERTY PROPERTY TRUST/                      PREDECESSOR
                                   LIBERTY PROPERTY LIMITED PARTNERSHIP         -----------------------
                                ------------------------------------------            DECEMBER 31,
                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      -----------------------
                                   1996           1995           1994              1993         1992
                                ------------   ------------   ------------      ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Net real estate                 $ 1,059,562    $    826,047   $    512,281      $ 370,438    $ 377,640
Total assets                      1,152,612         898,102        602,981        413,629      417,815
Total long term indebtedness        678,709         473,909        320,857        523,576      524,711
Shareholders' and owners'
  equity (deficit)                  375,532         335,521        229,667       (150,987)    (143,079)

OTHER DATA
Total leaseable square foot-
  age of properties at end
  of period (in thousands)           20,617          16,693         11,090          8,054        8,026
Number of properties at
  the end of period                     259             208            151            113          112
Percentage leased at end
  of period                              93%            92%            88%            93%          90%

<F1>  Minority interest reflects the portion of net income attributable to the equity interest in the Operating Partnership not owned by the Trust. Net income and amounts based on net income provided for the Trust are net of minority interest. Shareholder's equity of the Trust excludes minority interest.

<F2>  Weighted average number of shares outstanding excludes shares issuable upon conversion of the 8% Exchangeable Subordinated Debentures due 2001 (the "Debentures") issued by the Operating Partnership and upon conversion of the Units and includes the dilutive effect of outstanding options.

<F3>  Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations is defined as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization excluding the amortization of deferred financing costs and depreciation of non-real estate assets. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principals and is not necessarily indicative of cash available to fund cash needs. The Company believes that to facilitate a clear understanding of the Company's operating results, funds from operations should be examined in conjunction with net income, although it should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds from operations computed by the Company may not be comparable to other similarly titled measures of other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is based on the consolidated financial statements of the Company and the combined financial statements of the Predecessor. The combined financial statements of the Predecessor reflect the combination of data from the balance sheets and the statements of operations of the partnerships that owned the properties, and the management, development and leasing operations of the Predecessor that were contributed to the Company in connection with its formation, which was consummated concurrently with its initial public offering. The combined financial statements of the Predecessor are presented for comparative purposes only.

The following discussion compares the results of operations of the Company for the year ended December 31, 1996 with the results of operations of the Company for the year ended December 31, 1995, and the results of operations of the Company for the year ended December 31, 1995 with the results of operations of the Company and Predecessor, on a combined basis, for the year ended December 31, 1994. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries (and, where the context indicates, the Predecessor).

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1996 to year ended December 31, 1995. Total revenues (principally rental revenues and operating expense reimbursement) increased from $117.0 million for the year ended December 31, 1995 to $154.3 million for the year ended December 31, 1996. This increase was primarily due to the increase in the number of properties owned during the respective periods. As of January 1, 1995, the Company owned 151 properties and, through December 31, 1995, acquired 52 additional properties (net of two properties exchanged in connection with such acquisitions) and completed development of five properties for a Total Investment of $223.1 million. As of January 1, 1996, the Company owned 208 properties, and, through December 31, 1996, acquired 33 additional properties and completed the development on 19 properties for a Total Investment of $232.2 million.

Rental property and real estate tax expenses increased from $29.3 million for the year ended December 31, 1995 to $40.9 million for the year ended December 31, 1996. This increase is due to the increase in the number of properties owned, and because of significant snow removal and other seasonal operating costs incurred as a result of the severe 1996 winter.

Property level operating income for the "Same Store" properties
(properties owned since January 1, 1995) increased from $68.0 million for the year ended December 31, 1995 to $71.5 million for the year ended December 31, 1996. This increase of 5.1% is due to increases in rental rates and increases in occupancy.

Set forth below is a schedule comparing the operating results for the Same Store properties for the years ended December 31, 1996 and 1995.

                                           1996           1995
                                         --------       --------
                                             (IN THOUSANDS)
                                         -----------------------

Rental revenue                           $ 75,823       $ 72,808
Operating expense reimbursement            24,553         21,463
                                         --------       --------
                                          100,376         94,271

Rental property expenses                   21,023         18,191
Real estate taxes                           7,878          8,086
                                         --------       --------
Property level operating income          $ 71,475       $ 67,994
                                         ========       ========

General and administrative expenses increased from $5.2 million for the year ended December 31, 1995 to $8.0 million for the year ended December 31, 1996. This $2.8 million increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. Included in the general and administrative expenses for the year ended December 31, 1996 is a $704,000 non-cash charge resulting from the amortization of a stock award over its vesting period. There is no corresponding charge for the year ended December 31, 1995.

Depreciation and amortization expenses increased from $22.5 million in 1995 to $28.2 million in 1996. This increase is due to the increase in the number of properties owned during the respective periods.

Interest expense increased from $37.7 million for the year ended December 31, 1995 to $38.5 million for the year ended December 31, 1996. This increase is due to an increase in the average debt outstanding for the respective periods which was $397.4 million in 1995 and $576.3 million in 1996. This increase is partly offset by the lower interest rate on the outstanding debt because of the 1% reduction in the interest rate on the Line of Credit borrowings which became effective on May 1, 1995, and because of a decrease in the outstanding Subordinated Debentures due to the conversion of $58.7 million Debentures in 1996.

As a result of the foregoing, the Company's operating income increased from $60.0 million for the year ended December 31, 1995 to $77.2 million for the year ended December 31, 1996. In addition, income before minority interest increased from $22.3 million for the year ended
December 31, 1995 to $37.6 million for the year ended December 31, 1996.

Comparison of year ended December 31, 1995 to year ended December 31, 1994. Total revenues (principally rental revenues and operating expense reimbursement) increased from $83.0 million for the year ended December 31, 1994 to $117.0 million for the year ended December 31, 1995. This increase was primarily due to the increase in the number of properties owned during the respective periods. From January 1, 1994 through June 22, 1994, the Predecessor owned 113 properties. Concurrent with the initial public offering, the Company purchased 18 properties for a Total Investment of $57.0 million. From the consummation of its initial public offering through December 31, 1994, the Company purchased 20 additional properties for $79.5 million. As of January 1, 1995, the Company owned 151 properties and, through December 31, 1995, acquired 52 additional properties (net of two properties exchanged in connection with such acquisitions) and completed the development of five properties for a Total Investment of $223.1 million.

Rental property and real estate tax expenses increased from $21.8 million for the year ended December 31, 1994 to $29.3 million for the year ended December 31, 1995. This increase is due to the increase in the number of properties owned.

Property level operating income for the "Same Store" properties (properties owned since January 1, 1994) increased from $52.4 million for the year ended December 31, 1994 to $53.3 million for the year ended December 31, 1995. This increase of 1.7% was attributable primarily to an increase in the occupancy in the industrial distribution and office properties.

Set forth below is a schedule comparing the property level operating income for the Same Store properties for the years ended December 31, 1995 and 1994.

                                                1995          1994
                                              --------      --------
                                                  (IN THOUSANDS)
                                              ----------------------

Rental revenue                                $ 57,054      $ 57,323
Operating expense reimbursement                 14,993        15,543
                                              --------      --------
                                                72,047        72,866

Rental property expense                         13,040        14,605
Real estate taxes                                5,661         5,844
                                              --------      --------
Property level operating income               $ 53,346      $ 52,417
                                              ========      ========

General and administrative expenses increased from $4.7 million for the year ended December 31, 1994 to $5.2 million for the year ended December 31, 1995. This $500,000 increase is due to an increase in the number of properties owned during the respective periods and as a result of costs incurred to operate as a publicly owned company during the entire period of 1995. The Predecessor did not incur similar costs from January 1, 1994 through June 22, 1994.

Depreciation and amortization expenses increased from $14.7 million for the year ended December 31, 1994 to $22.5 million for the year ended December 31, 1995. This increase is due to the increase in the number of properties owned during the respective periods.

Interest expense increased from $34.2 million for the year ended December 31, 1994 to $37.7 million for the year ended December 31, 1995. Interest expense for 1994 reflects, 1) interest on $525.0 million of mortgage loans for the Rouse Group, which loans were satisfied from the proceeds of the initial public offerings, and 2) interest on the Debentures for the period from issuance at June 23, 1994 through December 31, 1994. Interest expense for 1995 reflects, 1) interest on the Line of Credit borrowings and mortgage loans incurred to fund property acquisitions and development, and 2) interest on the Debentures for the full 1995 year.

During the year ended December 31, 1994, the Company recognized $55.8 million in extraordinary income from the extinguishment of debt. There was no similar item in 1995.

As a result of the foregoing, income before the effect of minority interest and extraordinary items increased from $7.6 million in 1994 to $22.3 million in 1995. In addition, the Company's operating income increased from $41.8 million in 1994 to $60.0 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had cash and cash equivalents of $19.6 million. Working capital at December 31, 1996 was $14.6 million.

Net cash flow provided by operating activities increased from $50.5 million for the year ended December 31, 1995 to $59.8 million for the year ended December 31, 1996. This $9.3 million increase was primarily due to the additional cash flow generated by the greater number of properties in service during the latter period.

Net cash used in investing activities decreased from $281.9 million for the year ended December 31, 1995 to $265.4 million for the year ended December 31, 1996. This decrease was a result of the $125.9 million investment made in March 1995 in connection with the acquisition of the Lingerfelt portfolio, while there was no similar portfolio acquisition made in 1996. This decrease was partly offset by the increase in acquisition, development and property investment from $156.9 for the year ended December 31, 1995 to $265.4 million for the year ended December 31, 1996.

Net cash provided by financing activities decreased from $216.9 million for the year ended December 31, 1995 to $214.6 million for the year ended December 31, 1996. This decrease is consistent with the decrease in investing activities.

The Company believes that its undistributed cash flow from operations are adequate to fund its short-term liquidity requirements.

The Company has funded its long-term liquidity requirements such as property acquisition and development activities primarily through its $250 million Line of Credit. This Line matures on June 15, 1998, subject to the Company's option to extend the maturity of the loan as described below. As of December 31, 1996, $241.7 million was outstanding under the Line of Credit. The Line of Credit is recourse to the Company only with respect to 50% of the outstanding principal amount thereof. Funds borrowed under the Line of Credit bear interest at an annual rate of 175 basis points over LIBOR. Subject to certain conditions and the payment of a fee equal to 0.5% of the then outstanding loan balance, the Company may exercise a one-time option to convert the loan balance into a two-year term loan upon the maturity of the Line of Credit. Following such conversion, the interest rate on the term loan would be LIBOR plus 4%.

In December 1996, the Company closed on an $80 million secured Line of Credit. The Line matures on December 13, 1998, however, at any time prior to December 13, 1998, maturity may be extended for one year subject to certain conditions and the payment of an extension fee equal to 1/4% of the total commitment (as defined). As of December 31, 1996 collateral had been approved to enable the Company to borrow up to $56.0 million, of which $25.0 million was outstanding. The interest rate on the Line of Credit is 1.60% over LIBOR.

Periodically, the Company pays down borrowings on its Line of Credit facilities with funds from long term capital sources. During 1996, the Company utilized the funds from $77.6 million of mortgage loans it placed in 1996 to paydown the line of credit. The Company has entered into a swap agreement, with a notional amount of $114.5 million, to hedge against possible fluctuations in interest rates in anticipation of a debt issuance in 1997 for a five to seven year term.

As of December 31, 1996, $240.8 million in mortgage loans were outstanding with maturities ranging from 1997 to 2013. The interest rates on $230.4 million of mortgage loans are fixed and range from 6% to 10%. Interest rates on $10.4 million of mortgage loans float with LIBOR or prime and are subject to certain caps. The weighted average interest rate for the mortgage loans is 7.7% and the weighted average life is 8 years.

General

The Company expects to incur variable rate debt, including borrowings under the Lines of Credit, from time to time. The Company believes that its existing sources of capital will provide sufficient funds to finance its continued acquisition and development activities. In this regard, the Company continues to evaluate its long term capital sources which generally include the availability of debt financing and access to equity.

In July 1995, the Company filed a shelf registration with the Securities and Exchange Commission that enabled the Company to offer up to an aggregate of $350.0 million of securities, including common stock, preferred stock and debt. On November 27, 1995, the Company completed a follow-on public offering of 7,200,000 common shares resulting in proceeds of $140.4 million. The remaining $209.6 million shelf registration is available for future offerings.

On February 8, 1996, Moody's Investors Service assigned a prospective rating of Ba2 for senior unsecured debt issued by Liberty Property Limited Partnership under the shelf registration.

On October 15, 1996, the Company filed a Registration Statement of 1,000,000 shares to be issued through a Dividend Reinvestment and Stock Purchase Plan.

On February 21, 1997, the Company filed a shelf registration with the Securities and Exchange Commission that enable the Company to offer up to an aggregate of $850.0 million of securities, including common stock, preferred stock and debt.

CALCULATION OF FUNDS FROM OPERATIONS

Management considers funds from operations an appropriate measure of the performance of an equity REIT. Funds from operations is defined by NAREIT as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization excluding the amortization of deferred financing costs and depreciation of non-real estate assets. Funds from operations should not be considered as an alternative to net income or as an alternative to cash flow or as a measure of liquidity. Funds from operations for the years ended December 31, 1996 and 1995 are as follows:

                                         1996                1995
                                      ----------          ----------
                                              (IN THOUSANDS)

Net income                             $ 33,740            $ 19,466
Addback:
  Minority interest                       3,891               2,843
  Depreciation and amortization          27,863              22,297
  Premium on debenture conversion         1,027                   -
  Gain on sale                             (577)                  -
                                       ----------          --------

Funds from operations                  $ 65,944            $ 44,606
                                       ==========          ========

INFLATION

Inflation has remained relatively low during the last three years, and as a result, has not had a significant impact on the Predecessor or the Company during this period. The Lines of Credit bear interest at a variable rate; therefore, the amount of interest payable under the Lines of Credit will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes or utilities, substantially all of the tenant's leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

FINANCIAL STATEMENTS AND REPORTS OF ERNST & YOUNG LLP, INDEPENDENT
AUDITORS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust:
----------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 1996 and
   1995

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31,
   1996 and 1995 and for the period from June 23, 1994 to December 31,
   1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Statements of Shareholders' Equity and Owners' Deficit:
Liberty Property Trust Consolidated for the years ended December 31,
  1996 and 1995 and for the period from June 23, 1994 to December 31,
  1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
  1994

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31,
   1996 and 1995 and for the period from June 23, 1994 to December 31,
   1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994
                                   -29-

Notes to Financial Statements - Liberty Property Trust

Financial Statement Schedule - Liberty Property Trust:
Schedule III - Real Estate and Accumulated Depreciation as of December
  31, 1996

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership:
------------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
   1996 and 1995

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 1996 and 1995 and for the period from June 23, 1994 to December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Statements of Owners' Equity and Owners' Deficit:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to
   December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to
   December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Notes to Financial Statements - Liberty Property Limited Partnership

Financial Statement Schedule - Liberty Property Limited Partnership:
Schedule III - Real Estate and Accumulated Depreciation as of
   December 31, 1996

REPORT OF INDEPENDENT AUDITORS




To The Board of Trustees and Shareholders
Liberty Property Trust



We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996, and the period June 23, 1994 through December 31, 1994. We have also audited the combined statements of operations, owners' deficit and cash flows of the Rouse Group for the period January 1, 1994 through June 22, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 1996 and 1995, the consolidated results of Liberty Property Trust's operations and cash flows for each of the two years in the period ended December 31, 1996 and for the period June 23, 1994 through December 31, 1994, and the combined results of the Rouse Group's operations and cash flows for the period January 1, 1994 through June 22, 1994, in conformity with generally accepted
accounting principles.   Also, in our opinion, the related financial
statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Philadelphia, Pennsylvania                         ERNST & YOUNG LLP
February 17, 1997
                                   -31-

              CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                                (IN THOUSANDS)
                                                      DECEMBER 31,
                                               -------------------------
                                                  1996            1995
ASSETS                                         ----------     ----------
Real estate:
 Land and land improvements                    $  140,196     $ 108,723
 Buildings and improvements                       908,835       715,908
 Less accumulated depreciation                   (119,151)      (94,183)
                                               ----------     ---------
Operating real estate                             929,880       730,448

 Development in progress                           85,628        67,021
 Land held for development                         44,054        28,578
                                               ----------     ---------
Net real estate                                 1,059,562       826,047

Cash and cash equivalents                          19,612        10,629
Accounts receivable                                 8,707         5,608
Deferred financing and leasing costs,
 net of accumulated amortization
 (1996 $30,985; 1995 $24,007)                      27,013        26,363
Prepaid expenses and other assets                  37,718        29,455
                                               ----------     ---------
Total assets                                   $1,152,612     $ 898,102
                                               ==========     =========
LIABILITIES
Mortgage loans                                 $  240,803     $ 172,115
Subordinated debentures                           171,214       229,900
Lines of credit                                   266,692        71,894
Accounts payable                                    6,294         4,577
Accrued interest                                    7,411         9,439
Dividend payable                                   14,248        12,668
Other liabilities                                  28,923        20,835
                                               ----------     ---------
Total liabilities                                 735,585       521,428

Minority interest                                  41,495        41,153

SHAREHOLDERS' EQUITY
Common shares of beneficial interest,
 $.001 par value, 200,000,000 shares
 authorized, 31,400,361 and 28,348,048
 shares issued and outstanding as of
 December 31, 1996 and 1995, respectively              31            28
Additional paid-in capital                        370,813       314,407
Unearned compensation                              (1,408)            -
Retained earnings                                   6,096        21,086
                                               ----------     ---------
Total shareholders' equity                        375,532       335,521
                                               ----------     ---------
Total liabilities and shareholders' equity     $1,152,612     $ 898,102
                                               ==========     =========
See accompanying notes.

             CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                 AND COMBINED STATEMENTS OF OPERATIONS OF THE ROUSE GROUP
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            LIBERTY PROPERTY TRUST             ROUSE GROUP
                                  ------------------------------------------   -----------
                                                                               JANUARY 1,
                                   YEAR ENDED    YEAR ENDED     JUNE 23, TO     1994 TO
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JUNE 22,
                                      1996          1995          1994            1994
                                  ------------   ------------   ------------   ----------
REVENUE
Rental                            $   112,841    $    89,163    $  34,698      $  26,416
Operating expense reimbursement        35,886         24,604        9,057          8,148
Management fees                         1,340            734          536            688
Interest and other                      4,198          2,540        2,347          1,132
                                  -----------    -----------    ---------    -----------
Total revenue                         154,265        117,041       46,638         36,384

OPERATING EXPENSES
Rental property                        29,624         20,010        7,577          7,606
Real estate taxes                      11,229          9,304        3,800          2,767
General and administrative              8,023          5,212        2,273          2,439
Depreciation and amortization          28,203         22,518        8,294          6,438
                                  -----------    -----------    ---------    -----------

Total operating expenses               77,079         57,044       21,944         19,250
                                  -----------    -----------    ---------    -----------

Operating income                       77,186         59,997       24,694         17,134

Premium on debenture conversions        1,027             --           --             --
Interest expense                       38,528         37,688       13,826         20,417
                                  -----------    -----------    ---------    -----------

Income (loss) before extra-
 ordinary item and minority
 interest                              37,631         22,309       10,868         (3,283)

Extraordinary item - Gain on
 extinguishment of debt                    --             --       52,677          3,084
                                  -----------    -----------    ---------    -----------

Income (loss) before minority
 interest                              37,631         22,309       63,545           (199)

Minority interest                       3,891          2,843        7,664             --
                                  -----------    -----------    ---------    -----------

Net income (loss)                 $    33,740    $    19,466    $  55,881    $      (199)
                                  ===========    ===========    =========    ===========

Net income per common share
 before extraordinary item        $      1.14    $      0.89    $    0.46
Extraordinary item per
 common share                              --             --         2.21
                                  -----------    -----------    ---------
Net income per common share       $      1.14    $      0.89    $    2.67
                                  ===========    ===========    =========
Weighted average number of
 common shares outstanding             29,678         21,838       20,965
                                  ===========    ===========    =========

See accompanying notes.

                                  -33-

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF LIBERTY PROPERTY
        TRUST AND COMBINED STATEMENTS OF OWNERS' DEFICIT OF THE ROUSE GROUP
                                   (IN THOUSANDS)

                                                                                                     TOTAL
                                    COMMON                                               SHAREHOLDERS'
                                   SHARES OF   ADDITIONAL                ACCUMULATED      AND OWNERS'
                                   BENEFICIAL   PAID-IN      UNEARNED      EQUITY           EQUITY
                                    INTEREST    CAPITAL    COMPENSATION   (DEFICIT)       (DEFICIT)
                                   ----------  ----------  ------------  ------------   ------------
Owners' deficit at January 1,
 1994                                                                     $  (150,987)   $  (150,987)

Distribution to partners                                                       (4,941)        (4,941)
Net income from the period
 January 1, 1994 through
 June 22, 1994                                                                   (199)          (199)
                                                                          ------------   ------------
Owners' deficit contributed
 at June 23, 1994                                                            (156,127)      (156,127)

Contributions from partners                     $(156,127)                    156,127              -
Distribution to partners                          (23,154)                                   (23,154)
Net proceeds from the issuance
 common shares                     $       21     362,137                                    362,158
Net income                                                                     55,881         55,881
Dividends paid                                                                 (9,091)        (9,091)
                                   ----------   ----------                ------------   ------------
Balance at December 31, 1994               21     182,856                      46,790        229,667

Net proceeds from the issuance
 common shares                              7     131,451                                    131,458
Conversion of debentures                              100                                        100
Net income                                                                     19,466         19,466
Dividends paid and accrued                                                    (45,170)       (45,170)
                                   ----------   ----------                ------------   ------------

Balance at December 31, 1995               28     314,407                      21,086        335,521

Conversion of debentures                    3      55,802                                     55,805
Uearned compensation                                2,112   $   (1,408)                          704
Net income                                                                     33,740         33,740
Dividends paid and accrued                                                    (48,730)       (48,730)
Noncash compensation                                  370                                        370
Minority interest reclassifcation                  (1,878)                                    (1,878)
                                   ----------   ----------  -----------   -----------    -----------

Balance at December 31, 1996       $       31   $ 370,813   $   (1,408)   $     6,096    $   375,532
                                   ==========   ==========  ==========    ===========    ===========

See accompanying notes.

             CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                 AND COMBINED STATEMENTS OF CASH FLOWS OF THE ROUSE GROUP
                                      (IN THOUSANDS)
                                           LIBERTY PROPERTY TRUST            ROUSE GROUP
                                  ----------------------------------------   -----------
                                          YEAR ENDED            JUNE 23,     JANUARY 1,
                                  --------------------------    1994 TO       1994 TO
                                  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    JUNE 22,
                                     1996          1995          1994          1994
                                  ------------  ------------  ------------   -----------
OPERATING ACTIVITIES
Net income (loss)                 $    33,740   $    19,466   $    55,881    $     (199)
Adjustments to reconcile net
 income (loss) to net cash pro-
 vided by operating activities:
  Gain on extinguishment
   of debt                                  -             -       (52,677)       (3,084)
  Depreciation and amorti-
   zation                              28,203        22,518         9,544         6,438
  Minority interest in net
   income                               3,891         2,843         7,664             -
  Gain on sale                           (577)            -             -             -
  Noncash compensation                    704             -             -             -
  Changes in operating assets
   and liabilities:
   Accounts receivable                 (3,099)       (1,006)          (62)         (277)
   Prepaid expense and other
    assets                            (11,197)       (5,595)          463         4,287
   Accounts payable                     1,717         2,871        (6,060)          586
   Accrued interest on exist-
    ing debt                           (2,028)         (286)        9,725            55
   Other liabilities                    8,463         9,641         7,304          (756)
                                  ------------  ------------  ------------   -----------
Net cash provided by opera-
 ting activities                       59,817        50,452        31,782         7,050
                                  ------------  ------------  ------------   -----------

INVESTING ACTIVITIES
Investment in properties             (223,756)     (193,219)     (145,144)       (4,827)
Investment in development
 in progress                          (18,607)      (64,122)       (2,899)            -
Investment in land held for
 development                          (15,476)      (20,367)       (1,226)            -
(Increase) decrease in
 deferred leasing costs                (7,588)       (4,154)       (5,004)        2,818
                                  ------------  ------------  ------------   -----------

Net cash used in investing
 activities                          (265,427)     (281,862)     (154,273)       (2,009)
                                  ------------  ------------  ------------   -----------

FINANCING ACTIVITIES
Net proceeds from issuance of
 common stock                               -       131,458       385,454             -
Proceeds from issuance of
 debentures                                 -             -       230,000             -
Decrease in restricted cash                 -             -         5,967         6,108
Proceeds from mortgage loans           77,605        91,800             -        16,198
Repayments of mortgage loans           (8,917)       (7,659)     (396,980)      (17,078)
Repayments of accrued interest
 at formation                               -             -       (29,269)            -
Proceeds from lines of credit          237,191       167,925        69,000            -
Repayments on line of credit          (42,393)     (140,031)      (25,000)            -
Proceeds from notes payable                 -             -             -         2,421
Repayment of notes payable                  -             -       (25,519)            -


Deposits on pending acquisi-
 tions                                  2,593        12,865       (22,700)            -
Decrease (increase) in deferred
 financing costs                        1,092          (707)      (20,695)        2,818
Dividends                             (47,190)      (33,830)       (9,091)            -
Distribution to partners               (5,388)       (4,951)      (24,282)       (4,941)
                                  ------------  ------------  ------------   -----------
Net cash
provided by
 financing activities                 214,593       216,870       136,885         5,526

Increase (decrease) in cash and
 cash equivalents                       8,983       (14,540)       14,394        10,567

Cash and cash equivalents at
 beginning of period                   10,629        25,169        10,775           208
                                  ------------  ------------  ------------   -----------

Cash and cash equivalents at
 end of period                    $    19,612   $    10,629   $    25,169    $   10,775
                                  ============  ============  ===========    ==========

SUPPLEMENTAL DISCLOSURE OF
NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs      $       487   $     2,617   $     6,699    $        -
Acquisition of properties                   -       (55,874)            -             -
Assumption of mortgage loans                -        41,117             -             -
Issuance of operating partner-
 ship units                                 -        14,757             -             -
Noncash compensation                      370             -             -             -
Conversion of subordinated
 debentures                            55,802           100             -             -
                                  ============  ============  ============   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST AND COMBINED FINANCIAL STATEMENTS OF THE ROUSE GROUP


1.   ORGANIZATION

Liberty Property Trust (the "Trust") a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering of 20,987,500 Common Shares of Beneficial Interest (the "Share Offering"). The Trust conducts all of its operations, including leasing, property management and other services through Liberty Property Limited Partnership (the "Operating Partnership" and together with the Trust referred to as the "Company"). Simultaneous with the closing of the Share Offering, the Company succeeded to substantially all of the interests of Rouse & Associates, a general partnership, and certain other entities affiliated with Rouse & Associates (collectively the "Rouse Group"). At December 31, 1996, the Trust owns an 90.02% interest in the Operating Partnership as the sole general partner and a .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debenture Offering", and, together with the Share Offering, the "Offerings") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable at any time prior to maturity into Common Shares of Beneficial Interest at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The Company completed a follow-on offering (the "Follow-on Offering") on November 27, 1995, which resulted in net proceeds of $131.5 million. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern and Mid-Atlantic United States.

The Rouse Group combined financial statements include accounts of the properties and entities acquired by the Operating Partnership which are considered to be entities under common ownership and management.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Trust, the Operating Partnership and the Operating Partnership's direct and indirect subsidiaries including Liberty Property Development Corporation. The acquisition of the Rouse Group interest by the Operating Partnership was accounted for as a reorganization of entities under common control which is similar to the accounting for a pooling of interests. As a result, the operations of the Rouse Group are included in these Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Certain amounts from prior periods have been restated to conform to current year presentation.

Real Estate and Depreciation

The Properties are recorded at the lower of cost or net realizable value and are depreciated using the straight-line method over their estimated useful lives. The estimated lives are as follows:

        Building and improvements          40 years
        Equipment                          10 years
        Tenant improvements                Term of the related lease

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. The carrying amount of these assets approximates their fair market value.

Revenues

The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight-line basis over the applicable lease term.

Deferred Financing and Leasing Costs

Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Amortization of deferred financing costs is reported as interest expense.

Earnings per Share

Earnings per share is computed using the weighted average common shares and common stock equivalents outstanding during the years ended December 31, 1996 and December 31, 1995 and for the period from June 23, 1994 through December 31, 1994. Fully diluted earnings per share is not disclosed because such information is not meaningful. Earnings per share is $1.16 calculated as if the debenture conversions which occurred in 1996 had occurred on January 1, 1996.

Income Taxes

The Trust has made an election to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally will not be subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to Federal income tax (including any applicable Alternative Minimum Tax) at regular corporate rates on its taxable income. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

The Company paid dividends of $52.6 million, $38.7 million, and $10.2 million during the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to December 31, 1994. On a per share basis, the Company paid dividends of $1.61, $1.60 and $0.43 during the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to December 31, 1994. The portions of the 1996 dividend relating to return of capital and earnings and profits are 29.9% and 70.1%, respectively.

The Federal tax cost basis of the real estate at December 31, 1996 was approximately $1.1 billion.

3.   REAL ESTATE

At December 31, 1996 and 1995, the Company owned and operated industrial and office properties within suburban mixed use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                  LAND        BUILDINGS
                                AND LAND         AND                   ACCUMULATED
                              IMPROVEMENTS   IMPROVEMENTS    TOTAL     DEPRECIATION
                              ------------   ------------  ---------   ------------
1996:
Industrial properties          $  85,459       $ 517,272    $  602,731     $ 62,557
Office Properties                 54,737         391,563       446,300       56,594
                               ---------       ---------    ----------     --------

1996 Total                     $ 140,196       $ 908,835    $1,049,031     $119,151
                               =========       =========    ==========     ========

1995:
Industrial properties          $  67,373       $ 427,369    $  494,742     $ 50,907
Office properties                 41,350         288,539       329,889       43,276
                                ---------      ---------    ----------     --------

1995 Total                      $ 108,723      $ 715,908    $  824,631     $ 94,183
                                =========      =========    ==========     ========

Depreciation expense was $24,968 in 1996, $19,675 in 1995, and $11,976 in 1994.

The Company has commenced development on 22 properties, which upon completion are expected to comprise approximately 3.0 million square feet of leasable space. As of December 31, 1996 approximately $85.6 million has been expended for the development of these projects and an additional $68.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

An affiliated company provides construction services to the Company. Amounts paid to this affiliate were $29,717,000 in 1996, $6,245,000 in 1995, and $2,583,000 in 1994.

During 1995, three properties were purchased from partnerships affiliated with Rouse & Associates not included in the Rouse Group. The Rouse principals received no financial consideration for the purchase.

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1996 and December 31, 1995 and the period from June 23, 1994 to December 31, 1994 the fees for these services were $600,000, $600,000 and $453,000 respectively. At December 31, 1995, the Company had a $250,000 receivable from Rouse Kent Limited for these management and other services. Additionally, the Company committed to loans in 1996 to two affiliates (Rouse Kent Development Limited and 1 Tower View Limited) for development projects. As of December 31, 1996, the balance of these notes receivable was $7.4 million.

5.   MORTGAGE LOANS, SUBORDINATED DEBENTURES AND LINES OF CREDIT

Long term indebtedness consists generally of mortgage loans, subordinated debentures and Lines of Credit. The average annualized interest rates for the years ended December 31, 1996, 1995, and 1994, were approximately 7.6%, 7.8%, and 8.0% respectively. Interest expense for the years ended December 31, 1996, 1995, and 1994, aggregated $38,528,000, $37,688,000, and $34,243,000, respectively. Interest costs during these periods of $7,708,000, $3,475,000, and $190,000 were capitalized. Cash paid for interest for the years ended December 31, 1996, 1995, and 1994 was $35,995,000, $33,202,000, and $51,232,000,
respectively.

Mortgage loans with maturities ranging from 1997 to 2013 are collateralized by and in some instances cross collateralized by properties with a book value of $314.0 million. The interest rates on $230.4 million of mortgage loans are fixed and range from 6% to 10%. Interest rates on $10.4 million of mortgage loans float with LIBOR or prime and are subject to certain caps. The weighted average interest rate on the mortgage loans is 7.7% and the weighted average life is 8 years.

The aggregate maturities of the mortgages loans outstanding are as follows (in thousands):

        1997                 $  7,065
        1998                   10,936
        1999                   19,031
        2000                   29,717
        2001                   12,555
        Thereafter            161,499
                             --------
        TOTAL                $240,803
                             ========

The Debentures are due on June 23, 2001 and are exchangeable for shares of the Trust at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The initial interest rate on the Debentures was 8% and increases with increases in the dividend payment on the Company's Common Shares of Beneficial Interest. At the current $.41 per share per quarter dividend payment rate, the effective interest rate on the Debentures is 8.2%. During the year ended December 31, 1996, the Company paid sums aggregating $1.0 million to facilitate the conversion of $58.7 million of Debentures into 2,934,300 common shares. During the year ended December 31, 1996, $2.9 million of related deferred financing costs were written off through additional paid-in capital.

The Lines of Credit are composed of two secured lines of credit (the "$250 million Line of Credit" and the "$80 million Line of Credit").
The $250 million Line of Credit is secured and is due on June 15, 1998 at which time it may be converted into a two year term loan with the payment of a conversion fee equal to 1/2% of the then outstanding balance. As of December 31, 1996, the $250.0 million Line of Credit was fully collateralized and $241.7 million was outstanding. The interest rate on the $250 million Line of Credit is 30-day LIBOR plus 1.75% (7.13% and 7.75% at December 31, 1996 and 1995, respectively). Other normal and customary fees apply including an unused line fee. The $250 million Line of Credit is recourse to the Company only with respect to 50% of the outstanding principal thereof and is otherwise non-recourse subject to certain conditions. At December 31, 1996, 109 properties with a book value of $387.6 million collateralized the $250 million Line of Credit. During 1996, the Company closed on an $80 million Line of Credit. The $80 million Line of Credit is secured and is due on December 13, 1998. At any time prior to December 13, 1998, maturity may be extended for one year subject to certain conditions and the payment of an extension fee equal to 1/4% of the total commitment. As of December 31, 1996, collateral had been approved to enable the company to borrow up to $56.0 million, of which $25.0 million was outstanding. The interest rate on the $80 million Line of Credit is 90-day LIBOR plus 1.60% (7.13% at December 31, 1996). At December 31, 1996, 23 properties with a book value of $64.5 million, and 2 development properties with a book value of $3.9 million collateralized the $80 million Line of Credit.

In 1994, the Company recognized a gain on extinguishment of debt which resulted primarily from the payment of mortgage notes and notes payable including penalties and accrued interest at a discount with $451.8 million in proceeds obtained from the issuance of shares and the Debentures.

The fair value of the Debentures at December 31, 1996 was $220.4 million based on the closing bid price of the security on the New York Stock Exchange. The fair values of the mortgages and Lines of Credit were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1996, for similar types of borrowing arrangements. The carrying values of the mortgages and the Lines of Credit approximate their fair values.

6.	LEASING ACTIVITY

Future minimum rental payments due from tenants under non-cancellable operating leases as of December 31, 1996 are as follows (in thousands):

        1997                 $119,777
        1998                  107,177
        1999                   91,805
        2000                   68,264
        2001                   40,441
        Thereafter            126,211
                             --------
        TOTAL                $553,675
                             ========

In addition to minimum rental payments, tenants pay for their pro rata share of specified operating expenses. These amounts are included as operating expense reimbursement in the accompanying statements of operations.

7.	MINORITY INTEREST

In conjunction with the formation of the Company, persons contributing interest in properties to the Operating Partnership have received limited partnership interests in the Operating Partnership. The aggregate outstanding limited partnership interests have the same economic characteristics as would 3,470,961 common shares of the Trust, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of shares of the Trust.

Minority interest in the accompanying consolidated financial statements relates to such limited partnership interests.

8.	SHARE OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1995 Share Incentive Plan has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants for up to 2,100,000 shares of the Company's common shares of beneficial interest. All options granted have 10 year terms and vest over a 3 year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2%; dividend yield of 7.0%; volatility factor of the expected market price of the Company's common stock of .164; and a weighted-average expected life of the option of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):
                                         1996             1995
                                      ----------       -----------
                                             (IN THOUSANDS)
                                      ----------------------------

Pro forma net income                   $ 33,359         $ 19,392

Pro forma earnings per share:

    Primary                            $   1.12         $   0.89

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1995 and the period from June 23, 1994 through December 31, 1994 follows:

                                      1996                1995                1994
                               -----------------   -----------------   -----------------
                                        WEIGHTED            WEIGHTED            WEIGHTED
                                        AVERAGE             AVERAGE             AVERAGE
                               OPTIONS  EXERCISE   OPTIONS  EXERCISE   OPTIONS  EXERCISE
                               (000s)    PRICE     (000s)    PRICE     (000s)    PRICE
                               -------  --------   -------  --------   -------  --------
Outstanding-beginning of year   1,468   $ 20.26      765    $ 20.00    765 (1)  $ 20.00
Granted                           166     20.77      703      20.54      -            -
Exercised                        (118)    20.77        -          -      -            -
Forfeited                         (46)    20.00        -          -      -            -
                               -------  -------    -------  -------    -------  -------
Outstanding-end of year         1,470   $ 20.28    1,468    $ 20.26    765      $ 20.00
                               =======  =======    =======  =======    =======  =======

Exercisable at end of year        501   $ 20.15      153    $ 20.00      -            -

Weighted-average fair
 value of options granted
 during the year               $ 1.56

(1) Outstanding 6/23/94

Exercise prices for options outstanding as of December 31, 1996 ranged from $19.75 to $20.875. The weighted-average remaining contractual life of those options is 8.2 years.

An additional 511,887, 632,400 and 1,335,000 shares were reserved for issuance for future grants from the option plan at December 31, 1996, 1995 and 1994, respectively.

9.   COMMITMENTS AND CONTINGENCIES

All of the Properties have been subject to Phase I Environmental Assessments ("Phase I Assessments") performed and obtained in contemplation of the formation or acquisitions. The Phase I Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Phase I Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

The Trust is not a party to any material legal proceedings. In the ordinary course of business, the Operating Partnership is party to ordinary routine litigation incidental to its business and in addition it is covered by insurance.

The Company has entered into an interest rate swap agreement to hedge against possible fluctuations in interest rates in anticipation of a $120 million debt issuance in 1997 for a five to seven year term. The securities underlying the interest rate swap agreement, with a notional amount of $114.5 million, are 5.875% US Treasury Securities maturing on February 15, 2004. Gain or loss on this hedging transaction is being deferred and will be amortized as adjustments to interest expense commencing on the date of issuance of the debt and over the term of the debt. At December 31, 1996, the Company had one swap transaction outstanding, and approximately $645,000 in unrealized gain has been deferred.

10.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1996 and 1995 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  1996      1996       1996      1996       1995       1995      1995       1995
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $ 30,822  $ 28,921   $ 27,146  $ 25,952   $ 24,203  $  23,206  $ 22,261  $  19,493
                                ========  ========   ========  ========   ========  =========  ========  =========

Operating income                  20,884    19,657     18,557    18,088     16,760     15,637    14,441     13,159
                                ========  ========   ========  ========   ========  =========  ========  =========

Income before extra-
 ordinary item and
 minority interest                10,630     9,313      8,734     8,954      6,525      5,591     5,428      4,765
                                ========  ========   ========  ========   ========  =========  ========  =========

Net income                         9,572     8,370      7,809     7,989      5,814      4,808     4,668      4,176
                                ========  ========   ========  ========   ========  =========  ========  =========

Net income per
 common share before
 extraordinary item             $   0.31  $   0.28   $   0.27  $   0.28   $   0.24  $    0.23  $   0.22  $    0.20
                                ========  ========   ========  ========   ========  =========  ========  =========
Net income per
 common share                   $   0.31  $   0.28   $   0.27  $   0.28   $   0.24  $    0.23  $   0.22  $    0.20
                                ========  ========   ========  ========   ========  =========  ========  =========

11.   PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information has been prepared assuming the Secondary Offering described in Note 1 and the acquisitions of 54 properties acquired in 1995 and 33 properties acquired in 1996 had occurred at January 1, 1995. The 1995 acquisitions were acquired for a total investment of $202.3 million and the 1996 acquisitions were acquired for a total investment of $132.9 million.

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                          1996            1995
                                        --------        --------
                                            (IN THOUSANDS,
                                        EXCEPT PER SHARE AMOUNTS)
                                        ------------------------

Total revenues                          $172,503        $155,537
Net income                                34,229          28,619
Net income per share (1)                    1.15            1.01

(1) Net income in the per share calculation has been computed after a deduction for minority interest.

This pro forma information is not necessarily indicative of what actual results of operations of the Company would have been, assuming the Company had completed the Secondary Offering as of January 1, 1995, nor do they purport to represent the results of operations of the Company for future periods.

                                                  LIBERTY PROPERTY TRUST
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 AS OF DECEMBER 31, 1996
                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                 Malvern, PA           $          -   $    724,058   $          -   $  4,704,961
420 Lapp Road                           Malvern, PA                 **          1,054,418              -      6,204,241
1 Chelsea Parkway                       Boothwyn, PA                *             245,082              -      2,613,641
3 Chelsea Parkway                       Boothwyn, PA                *             288,654              -      2,693,647
747 Dresher Road                        Horsham, PA                 *           1,607,238              -      3,939,268
45-67 Great Valley Parkway              Malvern, PA                 **            795,143              -      2,744,403
1180 Church Road                        Lansdale, PA                     -      2,357,045     10,041,340      4,388,188
40 Valley Stream Parkway                Malvern, PA                 **            322,918              -      2,185,822
50 Valley Stream Parkway                Malvern, PA                ***            323,971              -      2,375,079
20 Valley Stream Parkway                Malvern, PA                 **            465,539              -      4,989,163
800 Town Center Drive                   Langhorne, PA               *           1,617,150              -      8,766,575
1610 Medical Drive                      Pottstown, PA               *             211,639              -      2,492,497
9, 15 Great Valley Parkway              Malvern, PA                 **          1,837,050              -     14,959,932
257-275 Great Valley Parkway            Malvern, PA                 **            504,611              -      4,319,860
300 Technology Drive                    Malvern, PA                ***            368,626              -      1,259,207
277-293 Great Valley Parkway            Malvern, PA                ***            530,729              -      1,888,752
311 Technology Drive                    Malvern, PA                ***            397,131              -      2,186,606
325 Technology Drive                    Malvern, PA                 **            376,444              -      1,851,241
7 Great Valley Parkway                  Malvern, PA                 **            176,435              -      4,109,751
55 Valley Stream Parkway                Malvern, PA                ***            215,005              -      2,835,622
65 Valley Stream Parkway                Malvern, PA                 **            381,544              -      4,478,264
508 Lapp Road                           Malvern, PA                 **            331,392              -      1,700,134
10 Valley Stream Parkway                Malvern, PA                 **            509,075              -      2,624,471
333 Phoenixville Pike                   Malvern, PA              2,191,808        523,530              -      3,053,475
1566 Medical Drive                      Pottstown, PA                *            203,083              -      1,828,288
30 Great Valley Parkway                 Malvern, PA                ***            128,126              -        355,565
75 Great Valley Parkway                 Malvern, PA                ***            143,074              -        419,401
27-43 Great Valley Parkway              Malvern, PA                 **            448,775              -      2,070,060
77-123 Great Valley Parkway             Malvern, PA                 **            887,664              -      4,228,300
260 Great Valley Parkway                Malvern, PA                 **            203,916              -        849,426
256 Great Valley Parkway                Malvern, PA                 **            161,098              -      1,888,761
205 Great Valley Parkway                Malvern, PA                 **          1,368,259              -      9,422,329
12,14,16 Great Valley Parkway           Malvern, PA                      -        130,689              -      1,162,378
155 Great Valley Parkway                Malvern, PA                 **            625,147              -      2,197,599
333 Technology Drive                    Malvern, PA                 **            157,249              -      2,310,848
510 Lapp Road                           Malvern, PA                 **            356,950              -        862,790
181 Wheeler Court                       Langhorne, PA                *            260,000      1,940,000         61,328
1100 Wheeler Way                        Langhorne, PA                *            150,000      1,100,000         83,716
60 Morehall Road                        Malvern, PA                  *            865,424      9,285,000        165,540
905 Airport Road                        West Chester, PA             *          1,715,000      5,185,000        207,858
16 Cabot Boulevard                      Langhorne, PA               **            648,889      5,851,112         74,975
1 Country View Road                     Malvern, PA              2,869,709        400,000      3,600,000        391,538
2151 Cabot Boulevard                    Langhorne, PA               **            384,100      3,456,900        262,768
170 South Warner Road                   King of Prussia, PA          *            547,800      3,137,400      2,040,734
190 South Warner Road                   King of Prussia, PA          *            552,200      3,162,600      1,146,805
507 Prudential Road                     Horsham, PA                 **            644,900      5,804,100        230,380
100 Witmer Road                         Horsham, PA             10,000,000      3,102,784              -      9,671,115
3100 Horizon Blvd                       King of Prussia, PA          *            601,956              -      1,984,766
3300 Horizon Blvd                       King of Prussia, PA          *            566,403              -      3,251,926
3500 Horizon Blvd                       King of Prussia, PA          *          1,204,839              -      2,498,090
200 Chester Field Parkway               Malvern, PA                ***            495,893      2,739,093         36,670
767 Electronic Drive                    Horsham, PA                  *          1,229,685              -      2,928,020
5 Country View Road                     Malvern, PA                 **            785,168      4,678,632        129,524
3200 Horizon Blvd                       King of Prussia, PA        ***            928,637              -      4,261,364
111-195 Witmer Road                     Horsham, PA                  *            407,005      3,129,058         95,268
2460 General Armistead Ave              Norristown, PA                   -        117,316      1,064,442         23,605
2490 General Armistead Ave              Norristown, PA                   -         66,288        601,433         20,900
300 Welsh Road                          Horsham, PA                  *            180,459      1,441,473         44,054
400 Welsh Road                          Horsham, PA                  *            282,493      2,256,508        540,786
440 East Swedesford Road                Wayne, PA                    *            717,001      4,816,121        861,041
460 East Swedesford Road                Wayne, PA                    *            705,317      4,737,487        264,645
2 Walnut Grove Drive                    Horsham, PA                ***          1,281,870      7,767,374            429
200 Gibralter Road                      Horsham, PA                      -        638,513      5,811,323              -
220 Gibralter Road                      Horsham, PA                      -        629,944      5,733,228              -
240 Gibralter Road                      Horsham, PA                      -        629,944      5,733,234              -
151 S. Warner Road                      Wayne, PA                        -      1,218,086      6,937,866              -
931 South Matlack Street                West Chester, PA             *            855,865      5,284,065        738,185
14 Lee Boulevard                        Malvern, PA                 **            664,282              -      6,895,903
500 Chester Field Parkway               Malvern, PA                 **            472,364              -      2,777,020
300-400 Chester Field Parkway           Malvern, PA                 **            937,212              -      4,335,779
1805 Underwood Boulevard                Delran, NJ                   *            188,610        612,736         17,699
150 Mid-Atlantic Parkway                West Deptford, NJ            *             86,968        304,672        131,758
18 Boulden Circle                       New Castle, DE               *            188,144              -      3,735,480
501 Delran Parkway                      Delran, NJ                   *            182,192              -      2,410,505
600 Delran Parkway                      Delran, NJ                   *            368,843              -      5,945,538
1607 Imperial Way                       West Deptford, NJ            *            286,413              -      2,751,965
1 Boulden Circle                        New Castle, DE               *             88,397              -      1,337,860

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
31-55 Read's Way                        New Castle, DE               *            901,391              -      5,549,247
3 Boulden Circle                        New Castle, DE               *            119,802              -      2,110,440
5 Boulden Circle                        New Castle, DE               *            219,641              -      3,509,612
601 Delran Parkway                      Delran, NJ                   *            193,794              -      1,635,208
51 Haddonfield Road                     Cherry Hill, NJ              *            251,443              -      9,015,059
57 Read's Way                           New Castle, DE           2,452,040        253,119              -      2,781,118
1370 Imperial Way                       West Deptford, NJ            *            297,000      4,373,155         19,539
8 Stow Road                             Marlton, NJ                  *            172,600      1,704,436         77,520
10 Stow Road                            Marlton, NJ                  *            147,000      1,451,536          9,799
12 Stow Road                            Marlton, NJ                  *            103,300      1,021,036        139,288
14 Stow Road                            Marlton, NJ                  *             93,100        920,336        130,753
1300 Metropolitan Avenue                West Deptford, NJ            *            220,000      1,980,000         36,101
701A Route 73 South                     Marlton, NJ                  *            264,387      3,772,000      1,322,487
701C Route 73 South                     Marlton, NJ                  *             84,949      1,328,000        194,171
1008 Astoria Boulevard                  Cherry Hill, NJ              *             27,120        424,880        290,548
1475 Imperial Way                       West Deptford, NJ            *             54,000        846,000        181,048
3000 Atrium Way                         Mt. Laurel, NJ                   -        500,000      4,500,000      2,143,849
750 Cardinal Drive                      Pureland, NJ                 *            230,000      2,070,000        459,439
11000, 15000, 17000 Commerce Parkway    Mt. Laurel, NJ               *            455,100      4,394,900        487,002
12000, 14000 Commerce Parkway           Mt. Laurel, NJ               *            361,800      3,285,817        131,515
16000, 18000 Commerce Parkway           Mt. Laurel, NJ               *            289,700      2,512,683        137,303
406 Lippincott Drive                    Marlton, NJ                  *            321,455      1,539,871        517,017
234 High Hill Road                      Bridgeport, NJ                   -        249,472      1,477,515        229,224
100 Arlington Boulevard                 Bridgeport, NJ              ***             6,368              -      4,503,477
100 Berkeley Drive                      Swedesboro, NJ                   -        395,160      1,915,215        159,830
301 Lippincott Drive                    Marlton, NJ                  *          1,069,837      4,780,163        337,732
303 Lippincott Drive                    Marlton, NJ                  *          1,069,837      4,780,163        270,954
510 Sharptown Road                      Bridgeport, NJ                   -        125,410      1,072,683         32,615
901 Route 73 (901 Building)             Marlton, NJ                  *            334,411      2,733,314         76,607
Four Greentree Center                   Marlton, NJ                      -        449,400      3,074,850        206,375
512 Sharptown Road                      Bridgeport, NJ                   -        180,468      1,543,617         42,013
263 Quigley Blvd                        New Castle, DE              ***           170,386      1,302,739         35,812
34 Blevins Drive                        New Castle, DE              ***           195,932      1,498,061         35,472
104 Gaither Drive                       Mt Laurel, NJ               ***           132,075      1,151,988         33,827
2 Lukens Drive                          New Castle, DE                   -        169,050      1,290,150         11,627
1655 Valley Center Parkway              Bethlehem, PA            1,821,799        214,431              -      1,687,501
6560 Stonegate Drive                    Allentown, PA            1,756,160        458,281              -      2,310,959
6370 Hedgewood Drive                    Allentown, PA            2,482,280        540,795              -      2,944,004
6390 Hedgewood Drive                    Allentown, PA            1,784,480        707,203              -      2,496,381
1495 Valley Center Parkway              Bethlehem, PA            4,166,495        434,640              -      3,586,015
6350 Hedgewood Drive                    Allentown, PA            2,619,840        360,027              -      3,098,286
6330 Hedgewood Drive                    Allentown, PA                *            531,268              -      4,175,469
1550 Valley Center Parkway              Bethlehem, PA                *            196,954              -      3,152,216
1560 Valley Center Parkway              Bethlehem, PA                *            240,069              -      3,778,113
6580 Snowdrift Road                     Allentown, PA                *            388,328              -      2,432,638
1510 Valley Center Parkway              Bethlehem, PA            3,379,289        312,209              -      3,230,687
1530 Valley Center Parkway              Bethlehem, PA                *            211,747              -      2,567,189
6540 Stonegate Drive                    Allentown, PA                *            422,042              -      3,559,873
974 Marcon Boulevard                    Allentown, PA                *            143,500              -      2,051,264
964 Marcon Boulevard                    Allentown, PA            1,089,933        138,816              -      1,549,509
764 Roble Road                          Allentown, PA              792,660        141,069              -        794,167
3174 Airport Road                       Allentown, PA                *             98,986              -      1,073,621
2196 Avenue C                           Allentown, PA                *            101,159              -      1,181,487
2202 Hanger Place                       Allentown, PA                *            137,439              -      1,286,863
2201 Hanger Place                       Allentown, PA                *            128,454              -      1,395,959
954 Marcon Boulevard                    Allentown, PA                *            103,665              -        896,843
57 South Commerce Way                   Allentown, PA                *            390,839      2,701,161        159,033
754 Roble Road                          Allentown, PA                *            162,115      1,731,885         52,615
894 Marcon Boulevard                    Allentown, PA                *            117,134      1,048,866         20,997
744 Roble Road                          Allentown, PA                *            159,771      1,734,229         55,874
944 Marcon Boulevard                    Allentown, PA                *            118,521      1,435,479         72,756
1685 Valley Center Parkway              Allentown, PA                *            244,029              -      2,050,791
6520 Stonegate Drive                    Allentown, PA               ***           453,315              -      1,769,467
7437 Industrial Boulevard               Allentown, PA                *            717,488      5,022,413      1,330,295
2041 Avenue C                           Allentown, PA                **           213,599      1,095,217         48,607
2124 Avenue C                           Allentown, PA                **           289,197      1,039,835         44,709
7339 Industrial Boulevard               Allentown, PA                    -      1,187,776              -      5,351,535
7384 Penn Drive                         Allentown, PA                **           651,696      2,286,518        250,188
7144 Daniels Drive                      Allentown, PA                *          2,390,217      2,342,761      3,398,953
7620 Cetronia Road                      Allentown, PA                *          1,091,806      3,851,456         78,222
939 Marcon Blvd                         Allentown, PA                **         2,220,414      4,524,393        732,775
100 Brodhead Road                       Allentown, PA                **           429,416      2,919,588         92,431
1640 Valley Center Parkway              Bethlehem, PA               ***           359,000              -       2,355,682
83 South Commerce Way                   Bethlehem, PA               ***           143,661        888,128        145,914
85 South Commerce Way                   Bethlehem, PA               ***           236,708        987,949         77,106
87 South Commerce Way                   Bethlehem, PA               ***           253,886      1,062,881         74,250
7339 Industrial Blvd                    Allentown, PA                    -      2,670,849     13,307,408        173,209
12000,001,040 Indian Creek Court        Beltsville, MD           6,572,600      2,659,431              -     10,031,986
180,190 Cochrane Drive                  Annapolis, MD                *          3,670,256              -     16,077,835
8280 Patuxent Range Drive               Columbia, MD                 *            181,601              -      1,270,967
8300 Professional Place                 Landover, MD                 *            650,621              -      4,232,306
8100 Professional Place                 Landover, MD                 *            543,948              -      3,468,575
8100,8200,8300 Corporate Drive          Landover, MD                 *          1,771,135              -      5,162,964


                                                                                                               Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
7178-80 Columbia Gateway                Columbia, MD                 *          1,569,237      4,786,887        155,245
8200-40 Professional Place              Landover, MD                     -        588,946      1,796,152        278,515
8400 Corporate Drive                    Landover, MD                     -      2,502,485      7,622,698      2,081,802
8730 Bollman Place                      Columbia, MD                 **           624,131      4,576,964         77,839
9101,9111,9115 Guilford Road            Columbia, MD                 *            758,951              -      2,966,933
9125,9135,9145 Guilford Road            Columbia, MD                 *            900,154              -      5,009,493
10 South Third Street                   Richmond, VA                     -         27,970        127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                  *          1,063,728      8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                ***         2,007,717     14,927,608        257,556
301 Hill Carter Parkway                 Richmond, VA                 **           659,456      4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                     -         29,443        215,914          7,861
5600-5626 Eastport Boulevard            Richmond, VA                 **           489,941      3,592,900        117,655
5650-5674 Eastport Boulevard            Richmond, VA                 **           644,384      4,025,480         66,204
5700 Eastport Boulevard                 Richmond, VA                 **           408,729      2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                     -        139,887        637,261          8,938
3432 Holland Road                       Virginia Beach, VA               -        173,527        790,515         11,088
3001 Hungary Springs Road               Richmond, VA                 **           136,270        620,785        (33,852)
7760 Shrader Road                       Richmond, VA                 **           187,971        756,313         13,906
7740 Shrader Road                       Richmond, VA                 **            81,200        369,911         21,346
4880 Cox Road                           Richmond, VA                 **           743,898      4,499,807      1,142,066
5162 Valleypointe Parkway               Roanoke, VA                  **           551,483      2,612,312         35,237
4101-4127 Carolina Avenue               Richmond, VA             1,350,645        310,854      2,279,597         29,793
4201-4261 Carolina Avenue               Richmond, VA             3,087,188        693,203      5,083,493         84,633
4263-4299 Carolina Avenue               Richmond, VA             1,929,492        256,203      2,549,649         21,570
4301-4335 Carolina Avenue               Richmond, VA                     -        223,696      1,640,435         87,487
4337-4379 Carolina Avenue               Richmond, VA             2,122,441        325,303      2,385,557        185,032
4501-4549 Carolina Avenue               Richmond, VA             2,738,913        486,166      3,565,211         49,013
4551-4593 Carolina Avenue               Richmond, VA             2,771,780        474,360      3,478,646         74,254
4601-4643 Carolina Avenue               Richmond, VA             2,771,780        652,455      4,784,675        253,442
4545-4583 Carolina Avenue               Richmond, VA             2,191,131        404,616      2,967,187        785,810
4447-4491 Carolina Avenue               Richmond, VA             2,897,770        454,056      2,729,742         45,935
4401-4445 Carolina Avenue               Richmond, VA                 **           615,038      4,510,272         61,364
12 S. Third Street                      Richmond, VA                     -         40,539        184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA           **           475,262      3,917,234        148,902
315 Cardiff Valley Road                 Knoxville, TN                *            443,305      2,950,903         42,487
2300 East Parham Road                   Richmond, VA                     -        221,947      1,011,088         14,181
1347 Diamond Springs Road               Virginia Beach, VA           **           436,898      3,203,919         46,194
5221 Valleypark Drive                   Roanoke, VA              1,308,683        285,008        998,370        223,829
5228 Valleypointe Parkway               Roanoke, VA              1,125,067        218,663        796,133         21,685
5238 Valleypark Drive                   Roanoke, VA              1,311,913        416,375      1,896,832         77,099
5601-5659 Eastport Boulevard            Richmond, VA                 **           705,660              -      4,708,044
4717-4729 Eubank Road                   Richmond, VA                 **           449,447      3,294,697        103,705
4263F-N. Carolina Ave                   Richmond, VA                     -         91,476              -      1,573,730
4200 Oakleys Court                      Richmond, VA                     -        459,090      2,468,454         25,824
1821 Battery Dantzler Road              Chester, VA                      -        394,212      3,035,113          8,120
5000 Cox Road                           Glen Allen, VA                   -        770,214      3,685,248         10,217
510 Eastpark Court                      Sandston, VA                     -        261,961      2,110,874         28,047
520 Eastpark Court                      Sandston, VA                     -        486,118      4,083,582         28,111
4523 Green Point Drive                  High Point, NC             900,000        234,564              -      1,904,487
4501 Green Point Drive                  High Point, NC           1,153,942        319,289              -      2,195,589
4500 Green Point Drive                  High Point, NC             946,057        230,622              -      1,983,226
2427 Penny Road                         High Point, NC           6,989,672      1,165,664              -      6,187,028
4524 Green Point Drive                  High Point, NC               **           182,810              -      2,002,336
4328, 4336 Federal Drive                High Point, NC           6,382,465        521,122              -      7,243,516
200 Centreport Drive                    Greensboro, NC               **           331,400      3,768,600        189,762
4344 Federal Drive                      High Point, NC               **           484,001              -      2,324,644
202 Centreport Drive                    Greensboro, NC               **           549,948      5,360,462        144,251
4000 Piedmont Parkway                   High Point, NC               **           592,885      4,825,615         96,960
1730 Stebbins Drive                     Houston, TX                  *            143,258              -        412,792
5911-5925 Richard Street                Jacksonville, FL             *            275,582              -        508,059
8383-8385 Baycenter Road                Jacksonville, FL             *             63,703              -        527,320
8775 Baypine Road                       Jacksonville, FL             *            906,804              -      2,892,795
8539 Western Way                        Jacksonville, FL             *            328,133              -      3,108,958
6255 Lake Gray Boulevard                Jacksonville, FL             *            813,067              -      3,292,174
6600-6660 Suemac Place                  Jacksonville, FL             *            210,804              -      1,656,841
6800-6850 Suemac Place                  Jacksonville, FL             *            121,077              -        963,417
8665,8667,8669 Baypine Road             Jacksonville, FL             *            966,552              -      3,910,492
8540 Baycenter Road                     Jacksonville, FL         2,232,541        445,603              -      1,371,536
1200 Gulf Life Drive                    Jacksonville, FL             *          1,028,864              -     16,465,604
8400 Baymeadows Way                     Jacksonville, FL             *            557,682              -      2,325,708
8614 Baymeadows Way                     Jacksonville, FL             *            290,291              -      1,114,160
5941-5975 Richard Street                Jacksonville, FL             *            583,622              -      1,113,225
7970 Bayberry Road                      Jacksonville, FL             *            127,520              -        830,100
6000-6030 Bowdendale Avenue             Jacksonville, FL             *            275,475              -      1,511,461
7898 Baymeadows Way                     Jacksonville, FL             *            561,802              -      1,971,967
5977-6607 Richard Street                Jacksonville, FL             *            180,033              -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL             *            210,299              -      2,678,714
7954 & 7960 Baymeadows Way              Jacksonville, FL                 -        291,312              -      2,933,358
8787 Baypine Road                       Jacksonville, FL             *          2,076,306              -     34,505,962
7077 Bonneval Road                      Jacksonville, FL             *            768,000      5,789,000        634,571
4190 Belfort Road                       Jacksonville, FL             *            821,000      5,866,000        783,106
8011, 8021, 8031 Phillips Highway       Jacksonville, FL             *            626,250      3,548,750        207,290
7020 AC Skinner Parkway                 Jacksonville, FL             **           398,257              -      2,425,290

                                                                                                               Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
7040 AC Skinner Parkway                 Jacksonville, FL             **           706,934              -      3,068,915
11777 Central Highway                   Jacksonville, FL                 -         92,207        429,997        765,464
7016 AC Skinner Parkway                 Jacksonville, FL                 -        597,181              -      2,082,723
4001,4051,4101 Fowler Avenue            Tampa, FL                    *          1,299,310              -      4,614,336
5501-5502 Pioneer Park Boulevard        Tampa, FL                   ***           162,000      1,613,000         62,622
5690-5694 Crenshaw Street               Tampa, FL                   ***           181,923      1,812,496         30,171
3102,3104,3110 Cherry Palm Drive        Tampa, FL                    *            503,767      2,787,585         39,332
8401-8408 Benjamin Road                 Tampa, FL                    *            789,651      4,454,648        148,808
3501 Riga Blvd                          Tampa, FL                        -        617,289      3,048,379              -
111 Kelsey Lane                         Tampa, FL                        -        359,540      1,461,850        (12,644)
2 Kings Hill Avenue                     West Malling, UK                 -        785,565              -      4,769,535
50 Gibson Drive                         West Malling, UK                 -          ****               -      3,938,732
50 Kings Hill Avenue                    West Malling, UK                 -      1,215,608              -     12,847,475
25 Kings Hill Avenue                    West Malling, UK         5,955,250      1,105,380              -      5,373,958
                                                               -----------   ------------   ------------   ------------
Subtotal Operating Real Estate                                 $94,145,823   $138,795,268   $409,308,408   $500,927,804

DEVELOPMENT PROPERTIES
3000 Horizon Blvd                       King of Prussia, PA              -      1,191,449              -        165,446
8801 Tinicum Boulevard                  Philadelphia, PA                 -      2,474,031              -      9,978,814
50 Morehall Road                        Malvern, PA                      -        849,576              -      2,394,626
231 Lake Drive                          New Castle, DE                   -        623,043              -      3,389,970
15 Boulden Circle                       New Castle, DE                   -        406,064              -      1,591,996
404 Lippincott Drive                    Marlton, NJ                      -        131,896              -        113,901
402 Lippincott Drive                    Marlton, NJ                      -        131,896              -        116,587
1455 Valley Center Parkway              Bethlehem, PA                    -        670,290              -      3,203,693
1650 Valley Center Parkway              Bethlehem, PA               ***           359,000              -      1,934,036
1660 Valley Center Parkway              Bethlehem, PA               ***           359,000              -      1,298,082
Nestle Way                              Allentown, PA                    -      8,065,500              -     22,358,668
Southpoint Pkwy                         Jacksonville, FL                 -              -              -      4,998,930
7018 AC Skinner Parkway                 Jacksonville, FL                 -        840,996              -      2,177,968
5900 Eastport Boulevard                 Richmond, VA                     -        676,661              -      4,080,611
5251 Concourse Drive                    Roanoke, VA                      -          2,813              -      1,623,331
501 Liberty Way                         Chester, VA                      -        400,664              -        238,629
13033 Kingston Ave                      Chester, VA                      -        376,584              -        182,745
5701-5799 Eastport Blvd                 Richmond, VA                     -        694,644              -         70,946
Centreport III                          Greensboro, NC                   -        826,237              -        358,302
Federal Ridge III - Distr Bldg          Greensboro, NC                   -        282,996              -      1,863,556
Federal Ridge III - Flex Bldg           Greensboro, NC                   -        143,661              -        711,676
6532 Judge Adams Road                   Whitsette, NC                    -        354,903              -      2,913,681
                                                              ------------   ------------   ------------   ------------
Subtotal Development in Progress                              $          -   $ 19,861,904   $          -   $ 65,766,194
                                                              ============   ============   ============   ============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land              Boothwyn, PA                     -      1,236,146              -         68,331
132 Welsh Road                          Horsham, PA                      -      1,333,642              -        461,892
Three Country View Road                 Malvern, PA                      -        912,890              -        127,247
550 Lapp Road                           Malvern, PA                      -        380,891              -        124,888
South Commerce Way Land                 Bethlehem, PA                    -        320,000              -         20,268
Cedar Hollow Road Land                  Malvern, PA                      -      1,429,473              -         60,723
Walnut Grove Land                       Horsham, PA                      -      3,435,695              -        171,005
3604 Horizon Blvd                       King of Prussia, PA              -        763,885              -       (364,523)
3606 Horizon Blvd                       King of Prussia, PA              -        390,091              -        402,550
Swedes Run Business Park Land           Delran, NJ                       -      1,057,204              -         47,413
Marlton Executive Park Land             Marlton, NJ                      -         69,402              -        142,777
Commodore 295                           Logan Twp., NJ                   -      3,850,613              -      1,736,551
Marlton Executive Park Land             Marlton, NJ                      -        550,664              -         99,808
200 Exeter Court                        Bridgeport, NJ                   -        270,880              -         66,093
17 Boulden Circle                       New Castle, DE                   -        374,982              -         16,657
Lehigh Valley Corporate Center Land     Bethlehem, PA                    -      2,729,998              -       (678,998)
Lehigh Valley West Lots 13,14,15        Allentown, PA                    -      3,473,120              -        723,883
Valleypointe Land                       Richmond, VA                     -        326,654              -        581,190
Fairgrounds IRS Land                    Richmond, VA                     -        100,000              -         18,591
Rivers' Bend Land                       Chesterfield, VA                 -      1,068,507              -      1,468,222
Oakleys Center Land                     Richmond, VA                     -        228,757              -         11,176
Technology Pointe Land                  Glen Allen, VA                   -        443,485              -         11,639
Woodlands Center Land                   Sandston, VA                     -      1,390,058              -         34,188
Mendenhall Land                         High Point, NC                   -      2,927,363              -        737,276
6532 Judge Adams Road                   Whitsette, NC                    -        242,386              -        183,908
Southpoint Business Park Land           Jacksonville, FL                 -        756,000              -       (355,016)
Liberty Business Park Land              Jacksonville, FL                 -      1,379,053              -        467,107
7024 AC Skinner Parkway                 Jacksonville, FL                 -        839,554              -       (271,775)
7014 AC Skinner Pkwy                    Jacksonville, FL                 -        574,198              -        129,749
Crenshaw Street                         Tampa, FL                        -         67,510              -         16,597
Silo Bend Land                          Tampa, FL                        -      4,359,613              -             84
Silo Bend Land                          Tampa, FL                        -        511,463              -             10
                                                               -----------   ------------   ------------   ------------
Subtotal Land Held for Development                             $         -   $ 37,794,177   $          -   $  6,259,511
                                                               ===========   ============   ============   ============

Total All Properties                                           $94,145,823   $196,451,349   $409,308,408   $572,953,509
                                                               ===========   ============   ============   ============
                                    -50-


*     Denotes property is collateralized under the Line of Credit with G.E. Capital
**    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual and American General totalling $146.7 million
***   Denotes property is collateralized under Line of Credit with Bank of Boston with a capacity of $80.0 million.
        Properties currently collateralized allow the Company to borrow up to $25.0 million.
****  Rouse leases land from Kent County Council.

                                                  LIBERTY PROPERTY TRUST
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 AS OF DECEMBER 31, 1996
                                                                           Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------

10,20 Liberty Boulevard                   Malvern, PA           $    645,318    $  4,783,701   $  5,429,019
420 Lapp Road                             Malvern, PA              1,049,243       6,209,416      7,258,659
1 Chelsea Parkway                         Boothwyn, PA               245,735       2,612,988      2,858,723
3 Chelsea Parkway                         Boothwyn, PA               209,177       2,773,124      2,982,301
747 Dresher Road                          Horsham, PA              1,611,977       3,934,529      5,546,506
45-67 Great Valley Parkway                Malvern, PA                795,831       2,743,715      3,539,546
1180 Church Road                          Lansdale, PA             2,387,191      14,399,383     16,786,573
40 Valley Stream Parkway                  Malvern, PA                323,792       2,184,948      2,508,740
50 Valley Stream Parkway                  Malvern, PA                371,068       2,327,982      2,699,050
20 Valley Stream Parkway                  Malvern, PA                466,413       4,988,289      5,454,702
800 Town Center Drive                     Langhorne, PA            1,617,803       8,765,922     10,383,725
1610 Medical Drive                        Pottstown, PA              212,413       2,491,723      2,704,136
9, 15 Great Valley Parkway                Malvern, PA              1,837,878      14,959,104     16,796,982
257-275 Great Valley Parkway              Malvern, PA                505,458       4,319,013      4,824,471
300 Technology Drive                      Malvern, PA                374,497       1,253,336      1,627,833
277-293 Great Valley Parkway              Malvern, PA                531,534       1,887,947      2,419,481
311 Technology Drive                      Malvern, PA                348,099       2,235,638      2,583,737
325 Technology Drive                      Malvern, PA                385,693       1,841,992      2,227,685
7 Great Valley Parkway                    Malvern, PA                177,317       4,108,869      4,286,186
55 Valley Stream Parkway                  Malvern, PA                215,818       2,834,809      3,050,627
65 Valley Stream Parkway                  Malvern, PA                382,361       4,477,447      4,859,808
508 Lapp Road                             Malvern, PA                263,116       1,768,410      2,031,526
10 Valley Stream Parkway                  Malvern, PA                465,135       2,668,411      3,133,546
333 Phoenixville Pike                     Malvern, PA                524,229       3,052,776      3,577,005
1566 Medical Drive                        Pottstown, PA              203,827       1,827,544      2,031,371
30 Great Valley Parkway                   Malvern, PA                128,783         354,908        483,691
75 Great Valley Parkway                   Malvern, PA                143,811         418,664        562,475
27-43 Great Valley Parkway                Malvern, PA                449,447       2,069,388      2,518,835
77-123 Great Valley Parkway               Malvern, PA                888,359       4,227,605      5,115,964
260 Great Valley Parkway                  Malvern, PA                212,768         840,574      1,053,342
256 Great Valley Parkway                  Malvern, PA                161,949       1,887,910      2,049,859
205 Great Valley Parkway                  Malvern, PA              1,369,003       9,421,585     10,790,588
12,14,16 Great Valley Parkway             Malvern, PA                131,517       1,161,550      1,293,067
155 Great Valley Parkway                  Malvern, PA                626,068       2,196,678      2,822,746
333 Technology Drive                      Malvern, PA                 90,952       2,377,145      2,468,097
510 Lapp Road                             Malvern, PA                325,415         894,325      1,219,740
181 Wheeler Court                         Langhorne, PA              263,490       1,997,838      2,261,328
1100 Wheeler Way                          Langhorne, PA              151,500       1,182,216      1,333,716
60 Morehall Road                          Malvern, PA                884,974       9,430,990     10,315,964
905 Airport Road                          West Chester, PA         1,735,012       5,372,846      7,107,858
16 Cabot Boulevard                        Langhorne, PA              649,743       5,925,232      6,574,975
1 Country View Road                       Malvern, PA                406,421       3,985,117      4,391,538
2151 Cabot Boulevard                      Langhorne, PA              389,990       3,713,778      4,103,768
170 South Warner Road                     King of Prussia, PA        555,911       5,170,024      5,725,935
190 South Warner Road                     King of Prussia, PA        560,373       4,301,232      4,861,605
507 Prudential Road                       Horsham, PA                652,919       6,026,461      6,679,380
100 Witmer Road                           Horsham, PA              3,133,783       9,640,116     12,773,899
3100 Horizon Blvd                         King of Prussia, PA        611,435       1,975,287      2,586,722
3300 Horizon Blvd                         King of Prussia, PA        687,878       3,130,450      3,818,328
3500 Horizon Blvd                         King of Prussia, PA      1,223,875       2,479,054      3,702,929
200 Chester Field Parkway                 Malvern, PA                495,893       2,775,763      3,271,656
767 Electronic Drive                      Horsham, PA              1,241,970       2,915,735      4,157,705
5 Country View Road                       Malvern, PA                786,235       4,807,089      5,593,324
3200 Horizon Blvd                         King of Prussia, PA      1,209,009       3,980,991      5,190,001
111-195 Witmer Road                       Horsham, PA                407,205       3,224,126      3,631,331
2460 General Armistead Ave                Norristown, PA             117,316       1,088,047      1,205,363
2490 General Armistead Ave                Norristown, PA              66,288         622,333        688,621
300 Welsh Road                            Horsham, PA                180,459       1,485,527      1,665,986
400  Welsh Road                           Horsham, PA                282,493       2,797,293      3,079,786
440 East Swedesford Road                  Wayne, PA                  717,001       5,677,163      6,394,164
460 East Swedesford Road                  Wayne, PA                  705,317       5,002,133      5,707,450
2 Walnut Grove Drive                      Horsham, PA              1,266,546       7,783,127      9,049,673
200 Gibralter Road                        Horsham, PA                638,513       5,811,323      6,449,836
220 Gibralter Road                        Horsham, PA                629,944       5,733,228      6,363,172
240 Gibralter Road                        Horsham, PA                629,944       5,733,234      6,363,178
151 S. Warner Road                        Wayne, PA                1,218,086       6,937,866      8,155,952
931 South Matlack Street                  West Chester, PA           815,015       6,063,100      6,878,115
14 Lee Boulevard                          Malvern, PA                665,053       6,895,132      7,560,185
500 Chester Field Parkway                 Malvern, PA                473,139       2,776,245      3,249,384
300-400 Chester Field Parkway             Malvern, PA                931,212       4,341,779      5,272,991
1805 Underwood Boulevard                  Delran, NJ                 196,901         622,144        819,045
150 Mid-Atlantic Parkway                  West Deptford, NJ           88,153         435,245        523,398
18 Boulden Circle                         New Castle, DE             198,062       3,725,562      3,923,624
501 Delran Parkway                        Delran, NJ                 184,162       2,408,535      2,592,697
600 Delran Parkway                        Delran, NJ                 372,719       5,941,662      6,314,381
1607 Imperial Way                         West Deptford, NJ          288,280       2,750,098      3,038,378
1 Boulden Circle                          New Castle, DE              93,309       1,332,948      1,426,257

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
31-55 Read's Way                          New Castle, DE             972,159       5,478,479      6,450,638
3 Boulden Circle                          New Castle, DE             126,701       2,103,541      2,230,242
5 Boulden Circle                          New Castle, DE             232,274       3,496,979      3,729,253
601 Delran Parkway                        Delran, NJ                 193,336       1,635,666      1,829,002
51 Haddonfield Road                       Cherry Hill, NJ            248,326       9,018,176      9,266,502
57 Read's Way                             New Castle, DE             352,736       2,681,501      3,034,237
1370 Imperial Way                         West Deptford, NJ          298,010       4,391,684      4,689,694
8 Stow Road                               Marlton, NJ                172,945       1,781,611      1,954,556
10 Stow Road                              Marlton, NJ                147,318       1,461,017      1,608,335
12 Stow Road                              Marlton, NJ                103,618       1,160,006      1,263,624
14 Stow Road                              Marlton, NJ                 93,418       1,050,772      1,144,190
1300 Metropolitan Avenue                  West Deptford, NJ          221,218       2,014,883      2,236,101
701A Route 73 South                       Marlton, NJ                271,743       5,087,131      5,358,874
701C Route 73 South                       Marlton, NJ                 96,161       1,510,959      1,607,120
1008 Astoria Boulevard                    Cherry Hill, NJ             32,698         709,850        742,548
1475 Imperial Way                         West Deptford, NJ           58,606       1,022,442      1,081,048
3000 Atrium Way                           Mt. Laurel, NJ             512,018       6,631,831      7,143,849
750 Cardinal Drive                        Pureland, NJ               236,190       2,523,249      2,759,439
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ             456,465       4,880,537      5,337,002
12000, 14000 Commerce Parkway             Mt. Laurel, NJ             362,855       3,416,277      3,779,132
16000, 18000 Commerce Parkway             Mt. Laurel, NJ             290,545       2,649,141      2,939,686
406 Lippincott Drive                      Marlton, NJ                327,554       2,050,789      2,378,343
234 High Hill Road                        Bridgeport, NJ             250,445       1,705,766      1,956,211
100 Arlington Boulevard                   Bridgeport, NJ             374,836       4,135,009      4,509,845
100 Berkeley Drive                        Swedesboro, NJ             401,254       2,068,951      2,470,205
301 Lippincott Drive                      Marlton, NJ              1,069,837       5,117,895      6,187,732
303 Lippincott Drive                      Marlton, NJ              1,069,837       5,051,117      6,120,954
510 Sharptown Road                        Bridgeport, NJ             125,410       1,105,298      1,230,708
901 Route 73 (901 Building)               Marlton, NJ                334,411       2,809,921      3,144,332
Four Greentree Center                     Marlton, NJ                450,558       3,280,067      3,730,625
512 Sharptown Road                        Bridgeport, NJ             180,468       1,585,630      1,766,098
263 Quigley Blvd                          New Castle, DE             170,727       1,338,210      1,508,937
34 Blevins Drive                          New Castle, DE             196,273       1,533,192      1,729,465
104 Gaither Drive                         Mt Laurel, NJ              134,461       1,183,429      1,317,890
2 Lukens Drive                            New Castle, DE             169,118       1,301,709      1,470,827
1655 Valley Center Parkway                Bethlehem, PA              215,095       1,686,837      1,901,932
6560 Stonegate Drive                      Allentown, PA              437,122       2,332,118      2,769,240
6370 Hedgewood Drive                      Allentown, PA              515,707       2,969,092      3,484,799
6390 Hedgewood Drive                      Allentown, PA              670,819       2,532,765      3,203,584
1495 Valley Center Parkway                Bethlehem, PA              258,014       3,762,641      4,020,655
6350 Hedgewood Drive                      Allentown, PA              360,691       3,097,622      3,458,313
6330 Hedgewood Drive                      Allentown, PA              499,720       4,207,017      4,706,737
1550 Valley Center Parkway                Bethlehem, PA              188,320       3,160,851      3,349,171
1560 Valley Center Parkway                Bethlehem, PA              229,301       3,788,881      4,018,182
6580 Snowdrift Road                       Allentown, PA              367,377       2,453,589      2,820,966
1510 Valley Center Parkway                Bethlehem, PA              312,873       3,230,023      3,542,896
1530 Valley Center Parkway                Bethlehem, PA              212,491       2,566,445      2,778,936
6540 Stonegate Drive                      Allentown, PA              422,730       3,559,185      3,981,915
974 Marcon Boulevard                      Allentown, PA              144,248       2,050,516      2,194,764
964 Marcon Boulevard                      Allentown, PA              139,480       1,548,845      1,688,325
764 Roble Road                            Allentown, PA              141,746         793,490        935,236
3174 Airport Road                         Allentown, PA               98,986       1,073,621      1,172,607
2196 Avenue C                             Allentown, PA              107,307       1,175,339      1,282,646
2202 Hanger Place                         Allentown, PA              138,127       1,286,175      1,424,302
2201 Hanger Place                         Allentown, PA              129,142       1,395,271      1,524,413
954 Marcon Boulevard                      Allentown, PA              104,452         896,056      1,000,508
57 South Commerce Way                     Allentown, PA              395,459       2,855,574      3,251,033
754 Roble Road                            Allentown, PA              163,735       1,782,880      1,946,615
894 Marcon Boulevard                      Allentown, PA              118,304       1,068,693      1,186,997
744 Roble Road                            Allentown, PA              161,371       1,788,503      1,949,874
944 Marcon Boulevard                      Allentown, PA              119,711       1,507,045      1,626,756
1685 Valley Center Parkway                Allentown, PA              198,482       2,096,338      2,294,820
6520 Stonegate Drive                      Allentown, PA              948,395       1,274,387      2,222,782
7437 Industrial Boulevard                 Allentown, PA              726,651       6,343,544      7,070,195
2041 Avenue C                             Allentown, PA              213,879       1,143,544      1,357,423
2124 Avenue C                             Allentown, PA              289,529       1,084,212      1,373,741
7339 Industrial Boulevard                 Allentown, PA            1,197,121       5,342,190      6,539,311
7384 Penn Drive                           Allentown, PA              652,118       2,536,284      3,188,402
7144 Daniels Drive                        Allentown, PA            1,579,169       6,552,762      8,131,931
7620 Cetronia Road                        Allentown, PA            1,093,724       3,927,761      5,021,485
939 Marcon Blvd                           Allentown, PA            2,220,548       5,257,034      7,477,582
100 Brodhead Road                         Allentown, PA              429,456       3,011,979      3,441,435
1640 Valley Center Parkway                Bethlehem, PA              190,728       2,523,954      2,714,682
83 South Commerce Way                     Bethlehem, PA              212,744         964,959      1,177,703
85 South Commerce Way                     Bethlehem, PA              237,078       1,064,685      1,301,763
87 South Commerce Way                     Bethlehem, PA              253,886       1,137,131      1,391,017
7339 Industrial Blvd                      Allentown, PA            2,670,673      13,480,792     16,151,465
12000,001,040 Indian Creek Court          Beltsville, MD           2,698,195       9,993,222     12,691,417
180,190 Cochrane Drive                    Annapolis, MD            3,752,293      15,995,798     19,748,091
8280 Patuxent Range Drive                 Columbia, MD               181,601       1,270,967      1,452,568
8300 Professional Place                   Landover, MD               670,450       4,212,477      4,882,927
8100 Professional Place                   Landover, MD               543,948       3,468,575      4,012,523

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
8100,8200,8300 Corporate Drive            Landover, MD             1,771,135       5,162,964      6,934,099
7178-80 Columbia Gateway                  Columbia, MD             1,571,105       4,940,264      6,511,369
8200-40 Professional Place                Landover, MD               589,932       2,073,681      2,663,613
8400 Corporate Drive                      Landover, MD             2,505,184       9,701,801     12,206,985
8730 Bollman Place                        Columbia, MD               626,269       4,652,665      5,278,934
9101,9111,9115 Guilford Road              Columbia, MD               765,953       2,959,931      3,725,884
9125,9135,9145 Guilford Road              Columbia, MD               920,439       4,989,208      5,909,647
10 South Third Street                     Richmond, VA                27,970         173,381        201,351
1751 Bluehills Drive                      Roanoke, VA              1,063,728       8,602,628      9,666,356
4300 Carolina Avenue                      Richmond, VA             2,009,136      15,183,745     17,192,881
301 Hill Carter Parkway                   Richmond, VA               659,456       4,899,214      5,558,670
4001 Carolina Avenue                      Richmond, VA                29,443         223,775        253,218
5600-5626 Eastport Boulevard              Richmond, VA               489,941       3,710,555      4,200,496
5650-5674 Eastport Boulevard              Richmond, VA               644,384       4,091,684      4,736,068
5700 Eastport Boulevard                   Richmond, VA               408,729       2,740,967      3,149,696
11020 Hull Street Road                    Richmond, VA               139,887         646,199        786,086
3432 Holland Road                         Virginia Beach, VA         173,527         801,603        975,130
3001 Hungary Springs Road                 Richmond, VA               136,270         586,933        723,203
7760 Shrader Road                         Richmond, VA               187,971         770,219        958,190
7740 Shrader Road                         Richmond, VA                81,200         391,257        472,457
4880 Cox Road                             Richmond, VA               743,898       5,641,873      6,385,771
5162 Valleypointe Parkway                 Roanoke, VA                551,483       2,647,549      3,199,032
4101- 4127 Carolina Avenue                Richmond, VA               310,854       2,309,390      2,620,244
4201-4261 Carolina Avenue                 Richmond, VA               693,203       5,168,126      5,861,329
4263-4299 Carolina Avenue                 Richmond, VA               256,203       2,571,219      2,827,422
4301-4335 Carolina Avenue                 Richmond, VA               223,696       1,727,922      1,951,618
4337-4379 Carolina Avenue                 Richmond, VA               325,203       2,570,689      2,895,892
4501-4549 Carolina Avenue                 Richmond, VA               486,166       3,614,224      4,100,390
4551-4593 Carolina Avenue                 Richmond, VA               474,360       3,552,900      4,027,260
4601-4643 Carolina Avenue                 Richmond, VA               652,455       5,038,117      5,690,572
4545-4583 Carolina Avenue                 Richmond, VA               404,616       3,752,997      4,157,613
4447-4491 Carolina Avenue                 Richmond, VA               454,056       2,775,677      3,229,733
4401-4445 Carolina Avenue                 Richmond, VA               615,038       4,571,636      5,186,674
12 S. Third Street                        Richmond, VA                40,539         190,807        231,346
9601 Cosner Drive                         Fredericksburg, VA         476,262       4,065,136      4,541,398
315 Cardiff Valley Road                   Knoxville, TN              443,305       2,993,390      3,436,695
2300 East Parham Road                     Richmond, VA               221,947       1,025,269      1,247,216
1347 Diamond Springs Road                 Virginia Beach, VA         436,898       3,250,113      3,687,011
5221 Valleypark Drive                     Roanoke, VA                285,008       1,222,199      1,507,207
5228 Valleypointe Parkway                 Roanoke, VA                218,663         817,818      1,036,481
5238 Valleypark Drive                     Roanoke, VA                416,375       1,973,931      2,390,306
5601-5659 Eastport Boulevard              Richmond, VA               720,100       4,693,605      5,413,705
4717-4729 Eubank Road                     Richmond, VA               452,263       3,395,586      3,847,849
4263F-N. Carolina Ave                     Richmond, VA                91,599       1,573,607      1,665,206
4200 Oakleys Court                        Richmond, VA               459,653       2,493,715      2,953,368
1821 Battery Dantzler Road                Chester, VA                392,332       3,045,113      3,437,445
5000 Cox Road                             Glen Allen, VA             771,029       3,694,650      4,465,679
510 Eastpark Court                        Sandston, VA               262,210       2,138,672      2,400,882
520 Eastpark Court                        Sandston, VA               486,598       4,111,213      4,597,811
4523 Green Point Drive                    High Point, NC             223,614       1,915,437      2,139,051
4501 Green Point Drive                    High Point, NC             320,450       2,194,428      2,514,878
4500 Green Point Drive                    High Point, NC             231,692       1,982,156      2,213,848
2427 Penny Road                           High Point, NC           1,168,074       6,184,618      7,352,692
4524 Green Point Drive                    High Point, NC             183,888       2,001,258      2,185,146
4328, 4336 Federal Drive                  High Point, NC             825,092       6,939,546      7,764,638
200 Centreport Drive                      Greensboro, NC             332,017       3,957,745      4,289,762
4344 Federal Drive                        High Point, NC             173,623       2,635,023      2,808,646
202 Centreport Drive                      Greensboro, NC             549,679       5,504,982      6,054,661
4000 Piedmont Parkway                     High Point, NC             592,885       4,922,575      5,515,460
1730 Stebbins Drive                       Houston, TX                144,016         412,034        556,050
5911-5925 Richard Street                  Jacksonville, FL           286,335         497,306        783,641
8383-8385 Baycenter Road                  Jacksonville, FL            65,329         525,694        591,023
8775 Baypine Road                         Jacksonville, FL           913,264       2,886,335      3,799,599
8539 Western Way                          Jacksonville, FL           631,558       2,805,533      3,437,091
6255 Lake Gray Boulevard                  Jacksonville, FL           811,963       3,293,278      4,105,241
6600-6660 Suemac Place                    Jacksonville, FL           216,014       1,651,631      1,867,645
6800-6850 Suemac Place                    Jacksonville, FL           125,576         958,918      1,084,494
8665,8667,8669 Baypine Road               Jacksonville, FL         1,023,514       3,853,530      4,877,044
8540 Baycenter Road                       Jacksonville, FL           450,431       1,366,708      1,817,139
1200 Gulf Life Drive                      Jacksonville, FL         1,035,091      16,459,377     17,494,468
8400 Baymeadows Way                       Jacksonville, FL           566,370       2,317,020      2,883,390
8614 Baymeadows Way                       Jacksonville, FL           312,761       1,091,690      1,404,451
5941-5975 Richard Street                  Jacksonville, FL           585,280       1,111,567      1,696,847
7970 Bayberry Road                        Jacksonville, FL           129,979         827,641        957,620
6000-6030 Bowdendale Avenue               Jacksonville, FL           275,475       1,511,461      1,786,936
7898 Baymeadows Way                       Jacksonville, FL           568,005       1,965,764      2,533,769
5977-6607 Richard Street                  Jacksonville, FL           182,747       1,562,967      1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL           211,449       2,677,564      2,889,013
7954 & 7960 Baymeadows Way                Jacksonville, FL           292,667       2,932,003      3,224,670
8787 Baypine Road                         Jacksonville, FL         2,045,574      34,536,694     36,582,268
7077 Bonneval Road                        Jacksonville, FL           774,020       6,417,551      7,191,571
4190 Belfort Road                         Jacksonville, FL           827,420       6,642,686      7,470,106

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
8011, 8021, 8031 Phillips Highway         Jacksonville, FL           628,437       3,753,853      4,382,290
7020 AC Skinner Parkway                   Jacksonville, FL           749,811       2,073,736      2,823,547
7040 AC Skinner Parkway                   Jacksonville, FL           853,981       2,921,869      3,775,850
11777 Central Highway                     Jacksonville, FL           143,785       1,143,883      1,287,668
7016 AC Skinner Parkway                   Jacksonville, FL           602,619       2,077,285      2,679,904
4001,4051,4101 Fowler Avenue              Tampa, FL                1,293,206       4,620,440      5,913,646
5501-5502 Pioneer Park Boulevard          Tampa, FL                  187,884       1,649,738      1,837,622
5690-5694 Crenshaw Street                 Tampa, FL                  181,923       1,842,667      2,024,590
3102,3104,3110 Cherry Palm Drive          Tampa, FL                  503,767       2,826,917      3,330,684
8401-8408 Benjamin Road                   Tampa, FL                  789,652       4,603,455      5,393,107
3501 Riga Blvd                            Tampa, FL                  617,289       3,048,379      3,665,668
111 Kelsey Lane                           Tampa, FL                  359,540       1,449,206      1,808,746
2 Kings Hill Avenue                       West Malling, UK           785,565       4,769,535      5,555,100
50 Gibson Drive                           West Malling, UK           192,270       3,746,462      3,938,732
50 Kings Hill Avenue                      West Malling, UK         1,216,608      12,846,475     14,063,083
25 Kings Hill Avenue                      West Malling, UK         1,014,011       5,465,327      6,479,338
                                                                ------------    ------------ --------------
Subtotal Operating Real Estate                                  $140,195,919    $908,835,565 $1,049,031,484
                                                                ============    ============ ==============

DEVELOPMENT PROPERTIES
3000 Horizon Blvd                         King of Prussia, PA   $    943,697    $    413,198 $    1,356,895
8801 Tinicum Boulevard                    Philadelphia, PA           124,062      12,328,783     12,452,845
50 Morehall Road                          Malvern, PA              1,037,076       2,207,126      3,244,202
231 Lake Drive                            New Castle, DE             623,043       3,389,969      4,013,012
15 Boulden Circle                         New Castle, DE             447,065       1,550,995      1,998,060
404 Lippincott Drive                      Marlton, NJ                131,896         113,901        245,797
402 Lippincott Drive                      Marlton, NJ                131,896         116,587        248,483
1455 Valley Center Parkway                Bethlehem, PA              545,013       3,328,970      3,873,983
1650 Valley Center Parkway                Bethlehem, PA              188,896       2,104,140      2,293,036
1660 Valley Center Parkway                Bethlehem, PA              188,721       1,468,360      1,657,081
Nestle Way                                Allentown, PA            8,074,926      22,349,242     30,424,168
Southpoint Pkwy                           Jacksonville, FL           418,093       4,580,837      4,998,930
7018 AC Skinner Parkway                   Jacksonville, FL           846,433       2,172,531      3,018,964
5900 Eastport Boulevard                   Richmond, VA               687,855       4,069,417      4,757,272
5251 Concourse Drive                      Roanoke, VA                217,247       1,408,897      1,626,144
501 Liberty Way                           Chester, VA                400,689         238,604        639,293
13033 Kingston Ave                        Chester, VA                376,584         182,745        559,329
5701-5799 Eastport Blvd                   Richmond, VA               694,644          70,946        765,590
Centreport III                            Greensboro, NC             826,237         358,302      1,184,539
Federal Ridge III - Distr Bldg            Greensboro, NC             283,368       1,863,183      2,146,551
Federal Ridge III - Flex Bldg             Greensboro, NC             132,655         722,682        855,337
6532 Judge Adams Road                     Whitsette, NC              358,116       2,910,468      3,268,584
                                                                ------------    ------------  -------------
Subtotal Development in Progress                                $ 17,678,212    $ 67,949,883  $  85,628,095
                                                                ============    ============  =============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                Boothwyn, PA          $  1,298,240    $      6,237  $   1,304,477
132 Welsh Road                            Horsham, PA              1,393,613         401,921      1,795,534
Three Country View Road                   Malvern, PA                914,278         125,859      1,040,137
550 Lapp Road                             Malvern, PA                388,066         117,713        505,780
South Commerce Way Land                   Bethlehem, PA              321,502          18,766        340,268
Cedar Hollow Road Land                    Malvern, PA              1,447,902          42,294      1,490,196
Walnut Grove Land                         Horsham, PA              3,569,526          37,174      3,606,700
3604 Horizon Blvd                         King of Prussia, PA        397,178           2,184        399,363
3606 Horizon Blvd                         King of Prussia, PA        777,764          14,877        792,641
Swedes Run Business Park Land             Delran, NJ               1,104,617               -      1,104,617
Marlton Executive Park Land               Marlton, NJ                109,687         102,492        212,179
Commodore 295                             Logan Twp., NJ           3,766,142       1,821,023      5,587,165
Marlton Executive Park Land               Marlton, NJ                550,664          99,808        650,472
200 Exeter Court                          Bridgeport, NJ             291,902          45,070        336,973
17 Boulden Circle                         New Castle, DE             385,818           5,821        391,638
Lehigh Valley Corporate Center Land       Bethlehem, PA            2,047,058           3,942      2,051,000
Lehigh Valley West Lots 13,14,15          Allentown, PA            3,473,128         723,875      4,197,003
Valleypointe Land                         Richmond, VA               671,817         236,028        907,844
Fairgrounds IRS Land                      Richmond, VA               101,539          17,052        118,591
Rivers' Bend Land                         Chesterfield, VA         1,266,942       1,269,787      2,536,729
Oakleys Center Land                       Richmond, VA               235,221           4,712        239,933
Technology Pointe Land                    Glen Allen, VA             445,978           9,146        455,124
Woodlands Center Land                     Sandston, VA             1,395,665          28,581      1,424,246
Mendenhall Land                           High Point, NC           3,065,859         598,780      3,664,639
6532 Judge Adams Road                     Whitsette, NC              242,386         183,908        426,293
Southpoint Business Park Land             Jacksonville, FL           353,264          47,720        400,984
Liberty Business Park Land                Jacksonville, FL           928,753         917,408      1,846,160
7024 AC Skinner Parkway                   Jacksonville, FL           539,554          28,224        567,779
7014 AC Skinner Pkwy                      Jacksonville, FL           579,800         124,147        703,947

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
Crenshaw Street                           Tampa, FL                   74,532           9,575         84,107
Silo Bend Land                            Tampa, FL                4,359,613              84      4,359,697
Silo Bend Land                            Tampa, FL                  511,463              10        511,473
                                                                ------------    ------------   ------------
Subtotal Land Held for Development                              $ 37,009,471    $  7,044,218 $   44,053,689
                                                                ============    ============ ==============

TOTAL ALL PROPERTIES                                            $194,883,602    $983,829,666 $1,178,713,268
                                                                ============    ============ ==============

*     Denotes property is collateralized under the Line of Credit with G.E. Capital
**    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual and American General totalling $146.7 million
***   Denotes property is collateralized under Line of Credit with Bank of Boston with a capacity of $80.0 million.
        Properties currently collateralized allow the Company to borrow up to $25.0 million.
****  Rouse leases land from Kent County Council.

                                                  LIBERTY PROPERTY TRUST
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 AS OF DECEMBER 31, 1996

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------

10,20 Liberty Boulevard                   Malvern, PA            $   788,624        1988           40 yrs.
420 Lapp Road                             Malvern, PA                924,756        1989           40 yrs.
1 Chelsea Parkway                         Boothwyn, PA               548,134        1988           40 yrs.
3 Chelsea Parkway                         Boothwyn, PA               481,248        1988           40 yrs.
747 Dresher Road                          Horsham, PA                691,486        1988           40 yrs.
45-67 Great Valley Parkway                Malvern, PA              1,330,691        1974           40 yrs.
1180 Church Road                          Lansdale, PA             3,244,011        1986           40 yrs.
40 Valley Stream Parkway                  Malvern, PA                501,252        1987           40 yrs.
50 Valley Stream Parkway                  Malvern, PA                552,172        1987           40 yrs.
20 Valley Stream Parkway                  Malvern, PA              1,061,207        1987           40 yrs.
800 Town Center Drive                     Langhorne, PA            1,862,658        1987           40 yrs.
1610 Medical Drive                        Pottstown, PA              566,014        1986           40 yrs.
9, 15 Great Valley Parkway                Malvern, PA              7,354,674        1986           40 yrs.
257-275 Great Valley Parkway              Malvern, PA              1,249,908        1983           40 yrs.
300 Technology Drive                      Malvern, PA                311,313        1985           40 yrs.
277-293 Great Valley Parkway              Malvern, PA                532,345        1984           40 yrs.
311 Technology Drive                      Malvern, PA                597,650        1984           40 yrs.
325 Technology Drive                      Malvern, PA                482,887        1984           40 yrs.
7 Great Valley Parkway                    Malvern, PA              1,062,434        1985           40 yrs.
55 Valley Stream Parkway                  Malvern, PA                813,199        1983           40 yrs.
65 Valley Stream Parkway                  Malvern, PA              1,260,290        1983           40 yrs.
508 Lapp Road                             Malvern, PA                491,766        1984           40 yrs.
10 Valley Stream Parkway                  Malvern, PA                725,789        1984           40 yrs.
333 Phoenixville Pike                     Malvern, PA                796,975        1985           40 yrs.
1566 Medical Drive                        Pottstown, PA              469,589        1985           40 yrs.
30 Great Valley Parkway                   Malvern, PA                194,877        1975           40 yrs.
75 Great Valley Parkway                   Malvern, PA                164,208        1977           40 yrs.
27-43 Great Valley Parkway                Malvern, PA                863,247        1977           40 yrs.
77-123 Great Valley Parkway               Malvern, PA              1,665,852        1978           40 yrs.
260 Great Valley Parkway                  Malvern, PA                280,697        1979           40 yrs.
256 Great Valley Parkway                  Malvern, PA                681,544        1980           40 yrs.
205 Great Valley Parkway                  Malvern, PA              3,066,132        1981           40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                438,530        1982           40 yrs.
155 Great Valley Parkway                  Malvern, PA                742,491        1981           40 yrs.
333 Technology Drive                      Malvern, PA                823,514        1987           40 yrs.
510 Lapp Road                             Malvern, PA                301,181        1983           40 yrs.
181 Wheeler Court                         Langhorne, PA              124,049        1979           40 yrs.
1100 Wheeler Way                          Langhorne, PA               72,280        1979           40 yrs.
60 Morehall Road                          Malvern, PA                594,470        1989           40 yrs.
905 Airport Road                          West Chester, PA           338,879        1988           40 yrs.
16 Cabot Boulevard                        Langhorne, PA              345,430        1972           40 yrs.
1 Country View Road                       Malvern, PA                216,723        1982           40 yrs.
2151 Cabot Boulevard                      Langhorne, PA              198,591        1982           40 yrs.
170 South Warner Road                     King of Prussia, PA        452,724        1980           40 yrs.
190 South Warner Road                     King of Prussia, PA        251,887        1980           40 yrs.
507 Prudential Road                       Horsham, PA                299,655        1988           40 yrs.
100 Witmer Road                           Horsham, PA                156,076        1995           40 yrs.
3100 Horizon Blvd                         King of Prussia, PA         35,831        1995           40 yrs.
3300 Horizon Blvd                         King of Prussia, PA         92,713        1996           40 yrs.
3500 Horizon Blvd                         King of Prussia, PA         46,928        1996           40 yrs.
200 Chester Field Parkway                 Malvern, PA              1,131,622        1989           40 yrs.
767 Electronic Drive                      Horsham, PA                 94,656        1996           40 yrs.
5 Country View Road                       Malvern, PA                149,756        1985           40 yrs.
3200 Horizon Blvd                         King of Prussia, PA         22,703        1996           40 yrs.
111-195 Witmer Road                       Horsham, PA                 48,545        1996           40 yrs.
2460 General Armistead Ave                Norristown, PA              13,622        1985           40 yrs.
2490 General Armistead Ave                Norristown, PA               7,752        1985           40 yrs.
300 Welsh Road                            Horsham, PA                 18,189        1983           40 yrs.
400 Welsh Road                            Horsham, PA                 28,873        1983           40 yrs.
440 East Swedesford Road                  Wayne, PA                   64,162        1988           40 yrs.
460 East Swedesford Road                  Wayne, PA                   65,023        1988           40 yrs.
2 Walnut Grove Drive                      Horsham, PA                 16,427        1989           40 yrs.
200 Gibralter Road                        Horsham, PA                      -        1990           40 yrs.
220 Gibralter Road                        Horsham, PA                      -        1990           40 yrs.
240 Gibralter Road                        Horsham, PA                      -        1990           40 yrs.
151 S. Warner Road                        Wayne, PA                        -        1980           40 yrs.
931 South Matlack Street                  West Chester, PA         1,170,708        1985           40 yrs.
14 Lee Boulevard                          Malvern, PA                866,089        1988           40 yrs.
500 Chester Field Parkway                 Malvern, PA                510,986        1988           40 yrs.
300-400 Chester Field Parkway             Malvern, PA                795,480        1988           40 yrs.
1805 Underwood Boulevard                  Delran, NJ                 110,301        1973           40 yrs.
150 Mid-Atlantic Parkway                  West Deptford, NJ          199,579        1973           40 yrs.
18 Boulden Circle                         New Castle, DE             601,300        1989           40 yrs.
501 Delran Parkway                        Delran, NJ                 467,365        1988           40 yrs.
600 Delran Parkway                        Delran, NJ               1,059,777        1988           40 yrs.
1607 Imperial Way                         West Deptford, NJ          927,568        1973           40 yrs.
1 Boulden Circle                          New Castle, DE             306,780        1986           40 yrs.
31-55 Read's Way                          New Castle, DE           1,149,943        1986           40 yrs.
3 Boulden Circle                          New Castle, DE             428,976        1987           40 yrs.
5 Boulden Circle                          New Castle, DE             651,394        1987           40 yrs.

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------
601 Delran Parkway                        Delran, NJ                 348,123        1988           40 yrs.
51 Haddonfield Road                       Cherry Hill, NJ          2,003,738        1986           40 yrs.
57 Read's Way                             New Castle, DE             686,487        1985           40 yrs.
1370 Imperial Way                         West Deptford, NJ          274,863        1978           40 yrs.
8 Stow Road                               Marlton, NJ                130,494        1988           40 yrs.
10 Stow Road                              Marlton, NJ                 91,085        1988           40 yrs.
12 Stow Road                              Marlton, NJ                 91,056        1988           40 yrs.
14 Stow Road                              Marlton, NJ                105,765        1988           40 yrs.
1300 Metropolitan Avenue                  West Deptford, NJ          113,275        1972           40 yrs.
701A Route 73 South                       Marlton, NJ                314,011        1987           40 yrs.
701C Route 73 South                       Marlton, NJ                 83,807        1987           40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ             39,635        1973           40 yrs.
1475 Imperial Way                         West Deptford, NJ           52,150        1976           40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ             434,433        1987           40 yrs.
750 Cardinal Drive                        Pureland, NJ               175,604        1989           40 yrs.
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ             253,675        1985           40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ             172,747        1985           40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ             136,636        1985           40 yrs.
406 Lippincott Drive                      Marlton, NJ                106,224        1990           40 yrs.
234 High Hill Road                        Bridgeport, NJ              47,012        1987           40 yrs.
100 Arlington Boulevard                   Bridgeport, NJ              69,025        1996           40 yrs.
100 Berkeley Drive                        Swedesboro, NJ              51,932        1990           40 yrs.
301 Lippincott Drive                      Marlton, NJ                133,557        1988           40 yrs.
303 Lippincott Drive                      Marlton, NJ                119,831        1988           40 yrs.
510 Sharptown Road                        Bridgeport, NJ              23,878        1984           40 yrs.
901 Route 73 (901 Building)               Marlton, NJ                 52,777        1985           40 yrs.
Four Greentree Center                     Marlton, NJ                 48,562        1988           40 yrs.
512 Sharptown Road                        Bridgeport, NJ              26,449        1984           40 yrs.
263 Quigley Blvd                          New Castle, DE               8,430        1987           40 yrs.
34 Blevins Drive                          New Castle, DE               9,684        1987           40 yrs.
104 Gaither Drive                         Mt Laurel, NJ                2,485        1975           40 yrs.
2 Lukens Drive                            New Castle, DE                   -        1988           40 yrs.
1655 Valley Center Parkway                Bethlehem, PA              113,247        1993           40 yrs.
6560 Stonegate Drive                      Allentown, PA              412,465        1989           40 yrs.
6370 Hedgewood Drive                      Allentown, PA              381,336        1990           40 yrs.
6390 Hedgewood Drive                      Allentown, PA              474,228        1990           40 yrs.
1495 Valley Center Parkway                Bethlehem, PA              526,353        1990           40 yrs.
6350 Hedgewood Drive                      Allentown, PA              541,080        1989           40 yrs.
6330 Hedgewood Drive                      Allentown, PA              982,842        1988           40 yrs.
1550 Valley Center Parkway                Bethlehem, PA              509,861        1988           40 yrs.
1560 Valley Center Parkway                Bethlehem, PA              653,025        1988           40 yrs.
6580 Snowdrift Road                       Allentown, PA              510,011        1988           40 yrs.
1510 Valley Center Parkway                Bethlehem, PA              596,623        1988           40 yrs.
1530 Valley Center Parkway                Bethlehem, PA              487,892        1988           40 yrs.
6540 Stonegate Drive                      Allentown, PA              704,737        1988           40 yrs.
974 Marcon Boulevard                      Allentown, PA              456,203        1987           40 yrs.
964 Marcon Boulevard                      Allentown, PA              405,927        1985           40 yrs.
764 Roble Road                            Allentown, PA              208,658        1985           40 yrs.
3174 Airport Road                         Allentown, PA              381,045        1979           40 yrs.
2196 Avenue C                             Allentown, PA              378,173        1980           40 yrs.
2202 Hanger Place                         Allentown, PA              443,767        1981           40 yrs.
2201 Hanger Place                         Allentown, PA              470,974        1981           40 yrs.
954 Marcon Boulevard                      Allentown, PA              301,340        1981           40 yrs.
57 South Commerce Way                     Allentown, PA              178,075        1986           40 yrs.
754 Roble Road                            Allentown, PA              110,527        1986           40 yrs.
894 Marcon Boulevard                      Allentown, PA               67,724        1986           40 yrs.
744 Roble Road                            Allentown, PA              126,142        1986           40 yrs.
944 Marcon Boulevard                      Allentown, PA              101,670        1986           40 yrs.
1685 Valley Center Parkway                Allentown, PA               62,824        1996           40 yrs.
6520 Stonegate Drive                      Allentown, PA               23,295        1976           40 yrs.
7437 Industrial Boulevard                 Allentown, PA              372,593        1990           40 yrs.
2041 Avenue C                             Allentown, PA               49,615        1990           40 yrs.
2124 Avenue C                             Allentown, PA               47,098        1996           40 yrs.
7339 Industrial Boulevard                 Allentown, PA                    -        1988           40 yrs.
7384 Penn Drive                           Allentown, PA              108,782        1975           40 yrs.
7144 Daniels Drive                        Allentown, PA              153,270        1990           40 yrs.
7620 Cetronia Road                        Allentown, PA              146,045        1980           40 yrs.
939 Marcon Blvd                           Allentown, PA              200,244        1990           40 yrs.
100 Brodhead Road                         Allentown, PA               92,025        1996           40 yrs.
1640 Valley Center Parkway                Bethlehem, PA               27,932        1988           40 yrs.
83 South Commerce Way                     Bethlehem, PA               14,737        1996           40 yrs.
85 South Commerce Way                     Bethlehem, PA               13,122        1989           40 yrs.
87 South Commerce Way                     Bethlehem, PA               13,391        1989           40 yrs.
7339 Industrial Blvd                      Allentown, PA               28,399        1989           40 yrs.
12000,001,040 Indian Creek Court          Beltsville, MD           2,133,170        1986           40 yrs.
180,190 Cochrane Drive                    Annapolis, MD            2,765,357        1988           40 yrs.
8280 Patuxent Range Drive                 Columbia, MD               506,481        1978           40 yrs.
8300 Professional Place                   Landover, MD             1,264,179        1978           40 yrs.
8100 Professional Place                   Landover, MD             1,001,037        1987           40 yrs.
8100,8200,8300 Corporate Drive            Landover, MD             1,613,036        1981           40 yrs.
7178-80 Columbia Gateway                  Columbia, MD               248,853        1987           40 yrs.
8200-40 Professional Place                Landover, MD               101,075        1979           40 yrs.
8400 Corporate Drive                      Landover, MD               422,988        1984           40 yrs.
8730 Bollman Place                        Columbia, MD               210,365        1984           40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD               785,006        1984           40 yrs.

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------
9125,9135,9145 Guilford Road              Columbia, MD             1,406,750        1983           40 yrs.
10 South Third Street                     Richmond, VA                 6,481        1930           40 yrs.
1751 Bluehills Drive                      Roanoke, VA                373,351        1991           40 yrs.
4300 Carolina Avenue                      Richmond, VA               681,394        1985           40 yrs.
301 Hill Carter Parkway                   Richmond, VA               221,513        1989           40 yrs.
4001 Carolina Avenue                      Richmond, VA                 9,890        1935           40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA               175,218        1989           40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA               200,418        1990           40 yrs.
5700 Eastport Boulevard                   Richmond, VA               130,427        1990           40 yrs.
11020 Hull Street Road                    Richmond, VA                29,190        1987           40 yrs.
3432 Holland Road                         Virginia Beach, VA          36,210        1989           40 yrs.
3001 Hungary Springs Road                 Richmond, VA                27,797        1984           40 yrs.
7760 Shrader Road                         Richmond, VA                36,939        1987           40 yrs.
7740 Shrader Road                         Richmond, VA                24,121        1989           40 yrs.
4880 Cox Road                             Richmond, VA                89,194        1995           40 yrs.
5162 Valleypointe Parkway                 Roanoke, VA                117,367        1993           40 yrs.
4101-4127 Carolina Avenue                 Richmond, VA               104,417        1973           40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA               234,576        1975           40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA               119,370        1976           40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                75,572        1978           40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA               110,714        1979           40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA               163,304        1981           40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA               164,352        1982           40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA               246,050        1985           40 yrs.
4545-4583 Carolina Avenue                 Richmond, VA               359,442        1985           40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA               138,769        1987           40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA               206,593        1988           40 yrs.
12 S. Third Street                        Richmond, VA                 8,492        1900           40 yrs.
9601 Cosner Drive                         Fredericksburg, VA         165,687        1995           40 yrs.
315 Cardiff Valley Road                   Knoxville, TN              142,033        1994           40 yrs.
2300 East Parham Road                     Richmond, VA                46,313        1988           40 yrs.
1347 Diamond Springs Road                 Virginia Beach, VA         146,845        1980           40 yrs.
5221 Valleypark Drive                     Roanoke, VA                 89,229        1988           40 yrs.
5228 Valleypointe Parkway                 Roanoke, VA                 41,119        1988           40 yrs.
5238 Valleypark Drive                     Roanoke, VA                 89,339        1989           40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA               114,394        1996           40 yrs.
4717-4729 Eubank Road                     Richmond, VA               104,067        1978           40 yrs.
4263F-N. Carolina Ave                     Richmond, VA                19,090        1975           40 yrs.
4200 Oakleys Court                        Richmond, VA                15,722        1990           40 yrs.
1821 Battery Dantzler Road                Chester, VA                 18,795        1990           40 yrs.
5000 Cox Road                             Glen Allen, VA              23,388        1990           40 yrs.
510 Eastpark Court                        Sandston, VA                13,425        1989           40 yrs.
520 Eastpark Court                        Sandston, VA                25,898        1989           40 yrs.
4523 Green Point Drive                    High Point, NC             356,751        1988           40 yrs.
4501 Green Point Drive                    High Point, NC             337,209        1989           40 yrs.
4500 Green Point Drive                    High Point, NC             327,333        1989           40 yrs.
2427 Penny Road                           High Point, NC             911,816        1990           40 yrs.
4524 Green Point Drive                    High Point, NC             344,111        1988           40 yrs.
4328, 4336 Federal Drive                  High Point, NC             354,418        1995           40 yrs.
200 Centreport Drive                      Greensboro, NC             192,570        1986           40 yrs.
4344 Federal Drive                        High Point, NC              21,403        1996           40 yrs.
202 Centreport Drive                      Greensboro, NC             169,548        1990           40 yrs.
4000 Piedmont Parkway                     High Point, NC             122,232        1988           40 yrs.
1730 Stebbins Drive                       Houston, TX                217,699        1973           40 yrs.
5911-5925 Richard Street                  Jacksonville, FL           206,188        1977           40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL           229,451        1973           40 yrs.
8775 Baypine Road                         Jacksonville, FL           466,088        1989           40 yrs.
8539 Western Way                          Jacksonville, FL           673,736        1987           40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL           679,901        1987           40 yrs.
6600-6660 Suemac Place                    Jacksonville, FL           722,196        1973           40 yrs.
6800-6850 Suemac Place                    Jacksonville, FL           428,359        1973           40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL           852,564        1987           40 yrs.
8540 Baycenter Road                       Jacksonville, FL           402,468        1984           40 yrs.
1200 Gulf Life Drive                      Jacksonville, FL         4,378,882        1984           40 yrs.
8400 Baymeadows Way                       Jacksonville, FL           477,358        1987           40 yrs.
8614 Baymeadows Way                       Jacksonville, FL           240,238        1986           40 yrs.
5941-5975 Richard Street                  Jacksonville, FL           486,171        1978           40 yrs.
7970 Bayberry Road                        Jacksonville, FL           343,613        1978           40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL           595,909        1979           40 yrs.
7898 Baymeadows Way                       Jacksonville, FL           669,970        1979           40 yrs.
5977-6607 Richard Street                  Jacksonville, FL           758,810        1980           40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL           861,007        1980           40 yrs.
7954 & 7960 Baymeadows Way                Jacksonville, FL           877,689        1982           40 yrs.
8787 Baypine Road                         Jacksonville, FL        10,219,370        1990           40 yrs.
7077 Bonneval Road                        Jacksonville, FL           530,100        1988           40 yrs.
4190 Belfort Road                         Jacksonville, FL           556,333        1986           40 yrs.
8011, 8021, 8031 Phillips Highway         Jacksonville, FL           198,751        1987           40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL            38,045        1996           40 yrs.
7040 AC Skinner Parkway                   Jacksonville, FL            92,338        1996           40 yrs.
11777 Central Highway                     Jacksonville, FL           283,406        1985           40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL             5,139        1996           40 yrs.
4001,4051,4101 Fowler Avenue              Tampa, FL                  898,330        1987           40 yrs.
5501-5502 Pioneer Park Boulevard          Tampa, FL                  106,279        1981           40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                   88,086        1979           40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                  111,647        1986           40 yrs.

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------
8401-8408 Benjamin Road                   Tampa, FL                  112,282        1986           40 yrs.
3501 Riga Blvd                            Tampa, FL                   31,891        1987           40 yrs.
111 Kelsey Lane                           Tampa, FL                    6,094        1990           40 yrs.
2 Kings Hill Avenue                       West Malling, UK             9,864        1940           40 yrs.
50 Gibson Drive                           West Malling, UK           392,960        1996           40 yrs.
50 Kings Hill Avenue                      West Malling, UK                 -        1996           40 yrs.
25 Kings Hill Avenue                      West Malling, UK            17,900        1996           40 yrs.
                                                               -------------
Subtotal Operating Real Estate                                 $ 119,151,189
                                                               =============

DEVELOPMENT PROPERTIES
3000 Horizon Blvd                         King of Prussia, PA  $           -        1996        N/A
8801 Tinicum Boulevard                    Philadelphia, PA                 -        1996        N/A
50 Morehall Road                          Malvern, PA                      -        1996        N/A
231 Lake Drive                            New Castle, DE                   -        1995        N/A
15 Boulden Circle                         New Castle, DE                   -        1996        N/A
404 Lippincott Drive                      Marlton, NJ                      -        1996        N/A
402 Lippincott Drive                      Marlton, NJ                      -        1996        N/A
1455 Valley Center Parkway                Bethlehem, PA                    -        1995        N/A
1650 Valley Center Parkway                Bethlehem, PA                    -        1996        N/A
1660 Valley Center Parkway                Bethlehem, PA                    -        1996        N/A
Nestle Way                                Allentown, PA                    -        1996        N/A
Southpoint Pkwy                           Jacksonville, FL                 -        1996        N/A
7018 AC Skinner Parkway                   Jacksonville, FL                 -        1996        N/A
5900 Eastport Boulevard                   Richmond, VA                     -        1995        N/A
5251 Concourse Drive                      Roanoke, VA                      -        1995        N/A
501 Liberty Way                           Chester, VA                      -        1996        N/A
13033 Kingston Ave                        Chester, VA                      -        1996        N/A
5701-5799 Eastport Blvd                   Richmond, VA                     -        1996        N/A
Centreport III                            Greensboro, NC                   -        1995        N/A
Federal Ridge III - Distr Bldg            Greensboro, NC                   -        1996        N/A
Federal Ridge III - Flex Bldg             Greensboro, NC                   -        1996        N/A
6532 Judge Adams Road                     Whitsette, NC                    -        1996        N/A
                                                                  ----------
Subtotal Development in Progress                                  $        -
                                                                  ==========

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                 Boothwyn, PA                    -        1988        N/A
132 Welsh Road                             Horsham, PA                     -        1995        N/A
Three Country View Road                    Malvern, PA                     -        1995        N/A
550 Lapp Road                              Malvern, PA                     -        1995        N/A
South Commerce Way Land                    Bethlehem, PA                   -        1996        N/A
Cedar Hollow Road Land                     Malvern, PA                     -        1996        N/A
Walnut Grove Land                          Horsham, PA                     -        1996        N/A
3604 Horizon Blvd                          King of Prussia, PA             -        1996        N/A
3606 Horizon Blvd                          King of Prussia, PA             -        1996        N/A
Swedes Run Business Park Land              Delran, NJ                      -        1992        N/A
Marlton Executive Park Land                Marlton, NJ                     -        1994        N/A
Commodore 295                              Logan Twp., NJ                  -        1995        N/A
Marlton Executive Park Land                Marlton, NJ                     -        1996        N/A
200 Exeter Court                           Bridgeport, NJ                  -        1996        N/A
17 Boulden Circle                          New Castle, DE                  -        1987        N/A
Lehigh Valley Corporate Center Land        Bethlehem, PA                   -        1987        N/A
Lehigh Valley West Lots 13,14,15           Allentown, PA                   -        1995        N/A
Valleypointe Land                          Richmond, VA                    -        1995        N/A
Fairgrounds IRS Land                       Richmond, VA                    -        1995        N/A
Rivers' Bend Land                          Chesterfield, VA                -        1995        N/A
Oakleys Center Land                        Richmond, VA                    -        1996        N/A
Technology Pointe Land                     Glen Allen, VA                  -        1996        N/A
Woodlands Center Land                      Sandston, VA                    -        1996        N/A
Mendenhall Land                            High Point, NC                  -        1995        N/A
6532 Judge Adams Road                      Whitsette, NC                   -        1996        N/A
Southpoint Business Park Land              Jacksonville, FL                -        1994        N/A
Liberty Business Park Land                 Jacksonville, FL                -        1995        N/A
7024 AC Skinner Parkway                    Jacksonville, FL                -        1996        N/A
7014 AC Skinner Parkway                    Jacksonville, FL                -        1996        N/A
Crenshaw Street                            Tampa, FL                       -        1995        N/A
Silo Bend Land                             Tampa, FL                       -        1996        N/A
Silo Bend Land                             Tampa, FL                       -        1996        N/A
                                                                ------------
Subtotal Land Held for Development                              $          -
                                                                ============

TOTAL ALL PROPERTIES                                            $119,151,189
                                                                ============


*     Denotes property is collateralized under the Line of Credit with G.E. Capital
**    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual and American
        General totalling $146.7 million
***   Denotes property is collateralized under Line of Credit with Bank of Boston with a capacity of
        $80.0 million. Properties currently collateralized allow the Company to borrow up to $25.0 million.
****  Rouse leases land from Kent County Council.

                                                          SCHEDULE III

                                LIBERTY PROPERTY TRUST
                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                    1996 <F1>   1995 <F1>  1994 <F2>
                                    ---------   ---------  ---------

REAL ESTATE:
 Balance at beginning of year       $  920,230  $ 586,789  $ 432,970
   Additions                           268,066    333,441    153,819
   Disposition of property              (9,583)        --         --
                                    ----------  ---------  ---------
 Balance at end of year             $1,178,713  $ 920,230  $ 586,789
                                    ==========  =========  =========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year       $   94,183  $  74,508  $  62,532
   Depreciation expense                 24,968     19,675     11,976
                                    ----------  ---------  ---------

 Balance at end of year             $  119,151  $  94,183  $  74,508
                                    ==========  =========  =========

<F1>  Liberty Property Trust
<F2>  Liberty Property Trust and Rouse Group Combined

                        REPORT OF INDEPENDENT AUDITORS



To The Partners
Liberty Property Limited Partnership



We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership ("the Operating Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, owners' equity, and cash flows for each of the two years in the period ended December 31, 1996, and the period June 23, 1994 through December 31, 1994. We have also audited the combined statements of operations, owners' deficit and cash flows of the Rouse Group for the period January 1, 1994 through June 22, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 1996 and 1995, the consolidated results of Liberty Property Limited Partnership's operations and cash flows for each of the two years in the period ended December 31, 1996 and for the period June 23, 1994 through December 31, 1994, and the combined results of the Rouse Group's operations and cash flows for the period January 1, 1994 through June 22, 1994, in
conformity with generally accepted accounting principles.   Also, in our
opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Philadelphia, Pennsylvania                             ERNST & YOUNG LLP
February 17, 1997

     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                (IN THOUSANDS)
                                                      DECEMBER 31,
                                               -------------------------
                                                 1996            1995
                                               ----------     ----------
ASSETS
Real estate:
 Land and land improvements                    $  140,196     $ 108,723
 Buildings and improvements                       908,835       715,908
 Less accumulated depreciation                   (119,151)      (94,183)
                                               ----------     ---------
Operating real estate                             929,880       730,448

 Development in progress                           85,628        67,021
 Land held for development                         44,054        28,578
                                               ----------     ---------
Net real estate                                 1,059,562       826,047

Cash and cash equivalents                          19,612        10,629
Accounts receivable                                 8,707         5,608
Deferred financing and leasing costs,
 net of accumulated amortization
 (1995, $30,985; 1994, $24,007)                    27,013        26,363
Prepaid expenses and other assets                  37,718        29,455
                                               ----------     ---------
Total assets                                   $1,152,612     $ 898,102
                                               ==========     =========
LIABILITIES
Mortgage loans                                 $  240,803     $ 172,115
Subordinated debentures                           171,214       229,900
Line of credit                                    266,692        71,894
Accounts payable                                    6,294         4,577
Accrued interest                                    7,411         9,439
Dividend payable                                   14,248        12,668
Other liabilities                                  28,923        20,835
                                               ----------     ---------
Total liabilities                                 735,585       521,428

OWNERS' EQUITY
General partner's equity                          375,532       335,521
Limited partners' equity                           41,495        41,153
                                               ----------     ---------
Total owners' equity                              417,027       376,674
                                               ----------     ---------
Total liabilities and owners' equity           $1,152,612     $ 898,102
                                               ==========     =========
See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                    AND COMBINED STATEMENTS OF OPERATIONS OF THE ROUSE GROUP
                                       (IN THOUSANDS)
                                      LIBERTY PROPERTY LIMITED PARTNERSHIP      ROUSE GROUP
                                  ------------------------------------------   -----------
                                                                               JANUARY 1,
                                   YEAR ENDED    YEAR ENDED     JUNE 23, TO     1994 TO
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JUNE 22,
                                      1996          1995          1994            1994
                                  ------------   ------------   ------------   ----------
REVENUE
Rental                            $   112,841    $    89,163    $  34,698      $  26,416
Operating expense reimbursement        35,886         24,604        9,057          8,148
Management fees                         1,340            734          536            688
Interest and other                      4,198          2,540        2,347          1,132
                                  ------------   -----------    ---------    -----------
Total revenue                         154,265        117,041       46,638         36,384

OPERATING EXPENSES
Rental property                        29,624         20,010        7,577          7,606
Real estate taxes                      11,229          9,304        3,800          2,767
General and administrative              8,023          5,212        2,273          2,439
Depreciation and amortization          28,203         22,518        8,294          6,438
                                  ------------   -----------    ---------    -----------

Total operating expenses               77,079         57,044       21,944         19,250
                                  ------------   -----------    ---------    -----------

Operating income                       77,186         59,997       24,694         17,134

Premium on debenture conversions        1,027              -            -              -
Interest expense                       38,528         37,688       13,826         20,417
                                  ------------   -----------    ---------    -----------

Income (loss) before extra-
 ordinary item                         37,631         22,309       10,868         (3,283)

Extraordinary item - Gain on
 extinguishment of debt                     -             -        52,677          3,084
                                  ------------   -----------    ---------    -----------

Net income (loss)                 $    37,631    $    22,309    $  63,545    $      (199)
                                  ============   ===========    =========    ===========

Net income allocated
 to general partner               $    33,740    $    19,466    $    55,881  $      (199)
Net income allocated
 to limited partners                    3,891          2,843          7,664            -
                                  ============   ===========    ===========  ===========

See accompanying notes.

                    CONSOLIDATED STATEMENTS OF OWNERS' EQUITY OF
                      LIBERTY PROPERTY LIMITED PARTNERSHIP AND
                COMBINED STATEMENTS OF OWNERS' DEFICIT OF THE ROUSE GROUP
                                      (IN THOUSANDS)
                                                GENERAL      LIMITED      TOTAL OWNERS'
                                                PARTNER'S    PARTNERS'       EQUITY
                                                 EQUITY       EQUITY        (DEFICIT)
                                               ----------   ----------    -------------
Owners' deficit at January 1, 1994                                        $  (150,987)

Distribution to partners                                                       (4,941)
Net income from the period January 1, 1994
 through June 22, 1994                                                           (199)
                                                                          ------------
Owners' deficit contributed at June 23, 1994                 $(156,127)      (156,127)

Contributions from partners                    $ 182,877       202,577        385,454
Distribution to partners                          (9,091)      (24,282)       (33,373)
Net income                                        55,881         7,664         63,545
                                               ----------    ----------   ------------
Balance at December 31, 1994                     229,667        29,832        259,499

Contribution from partners                       131,558             -        131,558
Distribution to partners                         (45,170)       (6,279)       (51,449)
Issuance of Operating Partnership Units                -        14,757         14,757
Net income                                        19,466         2,843         22,309
                                               ----------   -----------   ------------

Balance at December 31, 1995                     335,521        41,153        376,674

Contribution from partners                        55,001         1,879         56,880
Distribution to partners                         (48,730)       (5,428)       (54,158)
Net income                                        33,740         3,891         37,631
                                               ----------   -----------   ------------

Balance at December 31, 1996                   $ 375,532    $   41,495    $   417,027
                                               =========    ==========    ===========


See accompanying notes.

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                   AND COMBINED STATEMENTS OF CASH FLOWS OF THE ROUSE GROUP
                                        (IN THOUSANDS)
                                    LIBERTY PROPERTY LIMITED PARTNERSHIP     ROUSE GROUP
                                  ----------------------------------------   -----------
                                          YEAR ENDED            JUNE 23,     JANUARY 1,
                                  --------------------------    1994 TO       1994 TO
                                  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    JUNE 22,
                                     1996          1995          1994          1994
                                  ------------  ------------  ------------   -----------
OPERATING ACTIVITIES
Net income (loss)                 $    37,631   $    22,309   $    63,545    $     (199)
Adjustments to reconcile net
 income (loss) to net cash pro-
 vided by operating activities:
Gain on extinguishment
   of debt                                  -             -       (52,677)       (3,084)
  Depreciation and amorti-
   zation                              28,203        22,518         9,544         6,438
  Gain on sale                           (577)            -             -             -
  Noncash compensation                    704             -             -             -
  Changes in operating assets
   and liabilities:
   Accounts receivable                 (3,099)       (1,006)          (62)         (277)
   Prepaid expense and other
    assets                            (11,197)       (5,595)          463         4,287
   Accounts payable                     1,717         2,871        (6,060)          586
   Accrued interest on exist-
    ing debt                           (2,028)         (286)        9,725            55
   Other liabilities                    8,463         9,641         7,304          (756)
                                  ------------  ------------  ------------   -----------
Net cash provided by opera-
 ting activities                       59,817        50,452        31,782         7,050
                                  ------------  ------------  ------------   -----------

INVESTING ACTIVITIES
Investment in properties             (223,756)     (193,219)     (145,144)       (4,827)
Investment in development
 in progress                          (18,607)      (64,122)       (2,899)            -
Increase in land held for
 development                          (15,476)      (20,367)       (1,226)            -
(Increase) decrease in de-
 ferred leasing costs                  (7,588)       (4,154)       (5,004)        2,818
                                  ------------  ------------  ------------   -----------

Net cash used in investing
 activities                          (265,427)     (281,862)     (154,273)       (2,009)
                                  ------------  ------------  ------------   -----------

FINANCING ACTIVITIES
Proceeds from issuance of
 debentures                                 -              -       230,000             -
Decrease in restricted cash                 -              -         5,967         6,108
Proceeds from mortgage loans           77,605         91,800             -        16,198
Repayments of mortgage loans           (8,917)       (7,659)     (396,980)      (17,078)
Repayments of accrued interest
 at formation                               -             -       (29,269)            -
Proceeds from lines of credit         237,191       167,925        69,000             -
Repayments on line of credit          (42,393)     (140,031)      (25,000)            -
Proceeds from notes payable                 -             -             -         2,421
Repayment of notes payable                  -             -       (25,519)            -
Deposits on pending acquisitions        2,593        12,865       (22,700)            -
Decrease (increase) in deferred
 financing costs                        1,092          (707)      (20,695)        2,818
Capital contributions                       -       131,458       385,454             -

Distribution to partners              (52,578)      (38,781)      (33,373)       (4,941)
                                  ------------  ------------  ------------   -----------
Net cash provided by
 financing activities                 214,593       216,870       136,885         5,526

Increase (decrease) in cash and
 cash equivalents                       8,983       (14,540)       14,394        10,567

Cash and cash equivalents at
 beginning of period                   10,629        25,169        10,775           208
                                  ------------  ------------  ------------   -----------

Cash and cash equivalents at
 end of period                    $    19,612   $    10,629   $    25,169    $   10,775
                                  ============  ===========   ===========    ==========

SUPPLEMENTAL DISCLOSURE OF
NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs      $       487   $     2,617   $     6,699    $        -
Acquisition of properties                   -       (55,874)            -             -
Assumption of mortgage loans                -        41,117             -             -
Issuance of operating partner-
 ship units                                 -        14,757             -             -
Noncash compensation                      370             -             -             -
Conversion of subordinated
 debentures                            55,802           100             -             -
                                  ============  ============  ============   ===========

See accompanying notes.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY LIMITED
    PARTNERSHIP AND COMBINED FINANCIAL STATEMENTS OF THE ROUSE GROUP


1.   ORGANIZATION

Liberty Property Trust (the "Trust") a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering of 20,987,500 Common Shares of Beneficial Interest (the "Share Offering"). The Trust conducts all of its operations, including leasing, property management and other services through Liberty Property Limited Partnership (the "Operating Partnership" and together with the Trust referred to as the "Company"). Simultaneous with the closing of the Share Offering, the Company succeeded to substantially all of the interests of Rouse & Associates, a general partnership, and certain other entities affiliated with Rouse & Associates (collectively the "Rouse Group"). At December 31, 1996, the Trust owns an 90.02% interest in the Operating Partnership as the sole general partner and a .03% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debenture Offering", and, together with the Share Offering, the "Offerings") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable at any time prior to maturity into Common Shares of Beneficial Interest at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The Company completed a follow-on offering (the "Follow-on Offering") on November 27, 1995, which resulted in net proceeds of $131.5 million. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern and Mid-Atlantic United States.

The Rouse Group combined financial statements include accounts of the properties and entities acquired by the Operating Partnership which are considered to be entities under common ownership and management.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Operating Partnership and the Operating Partnership's direct and indirect subsidiaries including Liberty Property Development Corporation. The acquisition of the Rouse Group interest by the

Operating Partnership was accounted for as a reorganization of entities under common control which is similar to the accounting for a pooling of interests. As a result, the operations of the Rouse Group are included in these Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Certain amounts from prior periods have been restated to conform to current year presentation.

Real Estate and Depreciation

The Properties are recorded at the lower of cost or net realizable value and are depreciated using the straight-line method over their estimated useful lives. The estimated lives are as follows:

        Building and improvements              40 years
        Equipment                              10 years
        Tenant improvements                    Term of the related lease

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. The carrying amount of these assets approximates their fair market value.

Revenues

The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight-line basis over the applicable lease term.

Deferred Financing and Leasing Costs

Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Amortization of deferred financing costs is reported as interest expense.

Income Taxes

In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Operating Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement and, accordingly, no provision has been made in the accompanying financial statements for any federal, state, or local income taxes.

3.   REAL ESTATE

At December 31, 1996 and 1995, the Company owned and operated industrial and office properties within suburban mixed use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                   LAND        BUILDINGS
                                 AND LAND         AND                   ACCUMULATED
                               IMPROVEMENTS   IMPROVEMENTS    TOTAL     DEPRECIATION
                               ------------   ------------  ---------   ------------
1996:
Industrial properties          $  85,459       $ 517,272    $  602,731     $ 62,557
Office Properties                 54,737         391,563       446,300       56,594
                               ---------       ---------    ----------     --------

1996 Total                     $ 140,196       $ 908,835    $1,049,031     $119,151
                               =========       =========    ==========     ========

1995:
Industrial properties          $  67,373       $ 427,369    $  494,742     $ 50,907
Office properties                 41,350         288,539       329,889       43,276
                                ---------      ---------    ----------     --------

1995 Total                      $ 108,723      $ 715,908    $  824,631     $ 94,183
                                =========      =========    ==========     ========

Depreciation expense was $24,968 in 1996, $19,675 in 1995, and $11,976 in 1994.

The Company has commenced development on 22 properties, which upon completion are expected to comprise approximately 3.0 million square feet of leasable space. As of December 31, 1996 approximately $85.6 million has been expended for the development of these projects and an additional $68.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

An affiliated company provides construction services to the Company. Amounts paid to this affiliate were $29,717,000 in 1996, $6,245,000 in 1995, and $2,583,000 in 1994.

During 1995, three properties were purchased from partnerships affiliated with Rouse & Associates not included in the Rouse Group. The Rouse principals received no financial consideration for the purchase.

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1996 and December 31, 1995, and the period from June 23, 1994 to December 31, 1994, the fees for these services were $600,000, $600,000 and $453,000, respectively. At December 31, 1995, the Company had a $250,000 receivable from Rouse Kent Limited for these management and other services. Additionally, the Company committed to loans in 1996 to two affiliates (Rouse Kent Development Limited and 1 Tower View Limited) for development projects. At December 31, 1996, the balance of these notes receivable was $7.4 million.

5.   MORTGAGE LOANS, SUBORDINATED DEBENTURES AND LINES OF CREDIT

Long term indebtedness consists generally of mortgage loans, subordinated debentures and Lines of Credit. The average annualized interest rates for the years ended December 31, 1996, 1995, and 1994, were approximately 7.6%, 7.8%, and 8.0%, respectively. Interest expense for the years ended December 31, 1996, 1995, and 1994, aggregated $38,528,000, $37,688,000, and $34,243,000, respectively. Interest costs during these periods of $7,708,000, $3,475,000, and $190,000 were capitalized. Cash paid for interest for the years ended December 31, 1996, 1995, and 1994 was $35,995,000, $33,202,000, and $51,232,000,
respectively.

Mortgage loans with maturities ranging from 1997 to 2013 (weighted average life 8 years) are collateralized by and in some instances cross collateralized by properties with a book value of $314.0 million. The interest rates on $230.4 million of mortgage loans are fixed and range from 6% to 10%. Interest rates on $10.4 million of mortgage loans float with LIBOR or prime and are subject to certain caps. The weighted average interest rate on the mortgage loans is 7.7% and the weighted average life is 8 years.

The aggregate maturities of the mortgage loans outstanding are as follows (in thousands):

        1997                 $  7,065
        1998                   10,936
        1999                   19,031
        2000                   29,717
        2001                   12,555
        Thereafter            161,499
                             --------
        TOTAL                $240,803
                             ========

The Debentures are due on June 23, 2001 and are exchangeable for shares of the Trust at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments. The initial interest rate on the Debentures was 8% and increases with increases in the dividend payment on the Company's Common Shares of Beneficial Interest. At the current $.41 per share per quarter dividend payment rate, the effective interest rate on the Debentures is 8.2%. During the year ended December 31, 1996, the Company paid sums aggregating $1.0 million to facilitate the conversion of $58.7 million of Debentures into 2,934,300 common shares. During the year ended December 31, 1996, $2.9 million of related deferred financing costs were written off through additional paid-in capital.

The Lines of Credit are composed of two secured lines of credit (the "$250 million Line of Credit" and the "$80 million Line of Credit").
The $250 million Line of Credit is secured and is due on June 15, 1998 at which time it may be converted into a two year term loan with the payment of a conversion fee equal to 1/2% of the then outstanding balance. As of December 31, 1996, the $250 million Line of Credit was fully collateralized and $241.7 million was outstanding. The interest rate on the $250 million Line of Credit is 30-day LIBOR plus 1.75% (7.13% and 7.75% at December 31, 1996 and 1995, respectively). Other normal and customary fees apply including an unused line fee. The $250 million Line of Credit is recourse to the Company only with respect to 50% of the outstanding principal thereof and is otherwise non-recourse subject to certain conditions. At December 31, 1996, 109 properties with a book value of $387.6 million collateralized the $250 million Line of Credit. During 1996, the Company closed on an $80 million Line of Credit. The $80 million Line of Credit is secured and is due on December 13, 1998. At any time prior to December 13, 1998, maturity may be extended for one year subject to certain conditions and the payment of an extension fee equal to 1/4% of the total commitment. As of December 31, 1996, collateral had been approved to enable the Company to borrow up to $56.0 million, of which $25.0 million was outstanding. The interest rate on the $80 million Line of Credit is 90-day LIBOR plus 1.60% (7.13% at December 31, 1996). At December 31, 1996, 23 properties with a book value of $64.5 million, and 2 development properties with a
book value of $3.9   million collateralized the $80 million Line of
Credit.

In 1994, the Company recognized a gain on extinguishment of debt which resulted primarily from the payment of mortgage notes and notes payable including penalties and accrued interest at a discount with $451.8 million in proceeds obtained from the issuance of shares and the close of the Debenture offering.

The fair value of the Debentures at December 31, 1996 was $220.4 million based on the closing bid price of the security on the New York Stock Exchange. The fair values of the mortgages and Lines of Credit were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1996, for similar types of borrowing arrangements. The carrying values of the mortgages and the Lines of Credit approximate their fair values.

6.   LEASING ACTIVITY

Future minimum rental payments due from tenants under non-cancellable operating leases as of December 31, 1996 are as follows (in thousands):


        1997                 $119,777
        1998                  107,177
        1999                   91,805
        2000                   68,264
        2001                   40,441
        Thereafter            126,211
                             --------
        TOTAL                $553,675
                             ========

In addition to minimum rental payments, tenants pay for their pro rata share of specified operating expenses. These amounts are included as operating expense reimbursement in the accompanying statements of operations.

7.   COMMITMENTS AND CONTINGENCIES

All of the Properties have been subject to Phase I Environmental Assessments ("Phase I Assessments") performed and obtained in contemplation of the formation or acquisitions. The Phase I Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Phase I Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

The Trust is not a party to any material legal proceedings. In the ordinary course of business, the Operating Partnership is party to ordinary routine litigation incidental to its business and in addition it is covered by insurance.

The Company has entered into an interest rate swap agreement to hedge against possible fluctuations in interest rates in anticipation of a $120 million debt issuance in 1997 for a five to seven year term. The securities underlying the interest rate swap agreement, with a notional amount of $114.5 million, are 5.875% US Treasury securities maturing on February 15, 2004. Gain or loss on this hedging transaction is being deferred and will be amortized as adjustments to interest expense commencing on the date of issuance of the debt and over the term of the debt. At December 31, 1996, the Company had one swap transaction outstanding, and approximately $645,000 in unrealized gain has been deferred.

8.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1996 and 1995 (in thousands):

                                                                         QUARTER ENDED
                                      ----------------------------------------------------------------------------------
                                      DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                        1996      1996      1996      1996        1995      1995       1995       1995
                                      --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                        $ 30,822  $ 28,921   $ 27,146  $ 25,952   $ 24,203  $  23,206  $ 22,261  $  19,493
                                      ========  ========   ========  ========   ========  =========  ========  =========

Operating income                        20,884    19,657     18,557    18,088     16,760     15,637    14,441     13,159
                                      ========  ========   ========  ========   ========  =========  ========  =========

Income before extraordinary item        10,630     9,313      8,734     8,954      6,525      5,591     5,428      4,765
                                      ========  ========   ========  ========   ========  =========  ========  =========

Net income                              10,630     9,313      8,734     8,954      6,525      5,591     5,428      4,765
                                      ========  ========   ========  ========   ========  =========  ========  =========


9.   PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information has been prepared assuming the Secondary Offering described in Note 1 and the acquisitions of 54 properties acquired in 1995 and 33 properties acquired in 1996 had occurred at January 1, 1995. The 1995 acquisitions were acquired for a total investment of $202.3 million and the 1996 acquisitions were acquired for a total investment of $132.9 million.

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                          1996            1995
                                        --------        --------
                                            (IN THOUSANDS)
                                        ------------------------

Total revenues                          $172,503        $155,537
Net income                                34,229          28,619

This pro forma information is not necessarily indicative of what actual results of operations of the Company would have been, assuming the Company had completed the Secondary Offering as of January 1, 1995, nor do they purport to represent the results of operations of the Company for future periods.

                                      LIBERTY PROPERTY LIMITED PARTNERSHIP
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 1996
                                                                                                               Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                 Malvern, PA           $          -   $    724,058   $          -   $  4,704,961
420 Lapp Road                           Malvern, PA                 **          1,054,418              -      6,204,241
1 Chelsea Parkway                       Boothwyn, PA                *             245,082              -      2,613,641
3 Chelsea Parkway                       Boothwyn, PA                *             288,654              -      2,693,647
747 Dresher Road                        Horsham, PA                 *           1,607,238              -      3,939,268
45-67 Great Valley Parkway              Malvern, PA                 **            795,143              -      2,744,403
1180 Church Road                        Lansdale, PA                     -      2,357,045     10,041,340      4,388,188
40 Valley Stream Parkway                Malvern, PA                 **            322,918              -      2,185,822
50 Valley Stream Parkway                Malvern, PA                ***            323,971              -      2,375,079
20 Valley Stream Parkway                Malvern, PA                 **            465,539              -      4,989,163
800 Town Center Drive                   Langhorne, PA               *           1,617,150              -      8,766,575
1610 Medical Drive                      Pottstown, PA               *             211,639              -      2,492,497
9, 15 Great Valley Parkway              Malvern, PA                 **          1,837,050              -     14,959,932
257-275 Great Valley Parkway            Malvern, PA                 **            504,611              -      4,319,860
300 Technology Drive                    Malvern, PA                ***            368,626              -      1,259,207
277-293 Great Valley Parkway            Malvern, PA                ***            530,729              -      1,888,752
311 Technology Drive                    Malvern, PA                ***            397,131              -      2,186,606
325 Technology Drive                    Malvern, PA                 **            376,444              -      1,851,241
7 Great Valley Parkway                  Malvern, PA                 **            176,435              -      4,109,751
55 Valley Stream Parkway                Malvern, PA                ***            215,005              -      2,835,622
65 Valley Stream Parkway                Malvern, PA                 **            381,544              -      4,478,264
508 Lapp Road                           Malvern, PA                 **            331,392              -      1,700,134
10 Valley Stream Parkway                Malvern, PA                 **            509,075              -      2,624,471
333 Phoenixville Pike                   Malvern, PA              2,191,808        523,530              -      3,053,475
1566 Medical Drive                      Pottstown, PA                *            203,083              -      1,828,288
30 Great Valley Parkway                 Malvern, PA                ***            128,126              -        355,565
75 Great Valley Parkway                 Malvern, PA                ***            143,074              -        419,401
27-43 Great Valley Parkway              Malvern, PA                 **            448,775              -      2,070,060
77-123 Great Valley Parkway             Malvern, PA                 **            887,664              -      4,228,300
260 Great Valley Parkway                Malvern, PA                 **            203,916              -        849,426
256 Great Valley Parkway                Malvern, PA                 **            161,098              -      1,888,761
205 Great Valley Parkway                Malvern, PA                 **          1,368,259              -      9,422,329
12,14,16 Great Valley Parkway           Malvern, PA                      -        130,689              -      1,162,378
155 Great Valley Parkway                Malvern, PA                 **            625,147              -      2,197,599
333 Technology Drive                    Malvern, PA                 **            157,249              -      2,310,848
510 Lapp Road                           Malvern, PA                 **            356,950              -        862,790
181 Wheeler Court                       Langhorne, PA                *            260,000      1,940,000         61,328
1100 Wheeler Way                        Langhorne, PA                *            150,000      1,100,000         83,716
60 Morehall Road                        Malvern, PA                  *            865,424      9,285,000        165,540
905 Airport Road                        West Chester, PA             *          1,715,000      5,185,000        207,858
16 Cabot Boulevard                      Langhorne, PA               **            648,889      5,851,112         74,975
1 Country View Road                     Malvern, PA              2,869,709        400,000      3,600,000        391,538
2151 Cabot Boulevard                    Langhorne, PA               **            384,100      3,456,900        262,768
170 South Warner Road                   King of Prussia, PA          *            547,800      3,137,400      2,040,734
190 South Warner Road                   King of Prussia, PA          *            552,200      3,162,600      1,146,805
507 Prudential Road                     Horsham, PA                 **            644,900      5,804,100        230,380
100 Witmer Road                         Horsham, PA             10,000,000      3,102,784              -      9,671,115
3100 Horizon Blvd                       King of Prussia, PA          *            601,956              -      1,984,766
3300 Horizon Blvd                       King of Prussia, PA          *            566,403              -      3,251,926
3500 Horizon Blvd                       King of Prussia, PA          *          1,204,839              -      2,498,090
200 Chester Field Parkway               Malvern, PA                ***            495,893      2,739,093         36,670
767 Electronic Drive                    Horsham, PA                  *          1,229,685              -      2,928,020
5 Country View Road                     Malvern, PA                 **            785,168      4,678,632        129,524
3200 Horizon Blvd                       King of Prussia, PA        ***            928,637              -      4,261,364
111-195 Witmer Road                     Horsham, PA                  *            407,005      3,129,058         95,268
2460 General Armistead Ave              Norristown, PA                   -        117,316      1,064,442         23,605
2490 General Armistead Ave              Norristown, PA                   -         66,288        601,433         20,900
300 Welsh Road                          Horsham, PA                  *            180,459      1,441,473         44,054
400 Welsh Road                          Horsham, PA                  *            282,493      2,256,508        540,786
440 East Swedesford Road                Wayne, PA                    *            717,001      4,816,121        861,041
460 East Swedesford Road                Wayne, PA                    *            705,317      4,737,487        264,645
2 Walnut Grove Drive                    Horsham, PA                ***          1,281,870      7,767,374            429
200 Gibralter Road                      Horsham, PA                      -        638,513      5,811,323              -
220 Gibralter Road                      Horsham, PA                      -        629,944      5,733,228              -
240 Gibralter Road                      Horsham, PA                      -        629,944      5,733,234              -
151 S. Warner Road                      Wayne, PA                        -      1,218,086      6,937,866              -
931 South Matlack Street                West Chester, PA             *            855,865      5,284,065        738,185
14 Lee Boulevard                        Malvern, PA                 **            664,282              -      6,895,903
500 Chester Field Parkway               Malvern, PA                 **            472,364              -      2,777,020
300-400 Chester Field Parkway           Malvern, PA                 **            937,212              -      4,335,779
1805 Underwood Boulevard                Delran, NJ                   *            188,610        612,736         17,699
150 Mid-Atlantic Parkway                West Deptford, NJ            *             86,968        304,672        131,758
18 Boulden Circle                       New Castle, DE               *            188,144              -      3,735,480
501 Delran Parkway                      Delran, NJ                   *            182,192              -      2,410,505
600 Delran Parkway                      Delran, NJ                   *            368,843              -      5,945,538
1607 Imperial Way                       West Deptford, NJ            *            286,413              -      2,751,965
1 Boulden Circle                        New Castle, DE               *             88,397              -      1,337,860
31-55 Read's Way                        New Castle, DE               *            901,391              -      5,549,247
3 Boulden Circle                        New Castle, DE               *            119,802              -      2,110,440

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
5 Boulden Circle                        New Castle, DE               *            219,641              -      3,509,612
601 Delran Parkway                      Delran, NJ                   *            193,794              -      1,635,208
51 Haddonfield Road                     Cherry Hill, NJ              *            251,443              -      9,015,059
57 Read's Way                           New Castle, DE           2,452,040        253,119              -      2,781,118
1370 Imperial Way                       West Deptford, NJ            *            297,000      4,373,155         19,539
8 Stow Road                             Marlton, NJ                  *            172,600      1,704,436         77,520
10 Stow Road                            Marlton, NJ                  *            147,000      1,451,536          9,799
12 Stow Road                            Marlton, NJ                  *            103,300      1,021,036        139,288
14 Stow Road                            Marlton, NJ                  *             93,100        920,336        130,753
1300 Metropolitan Avenue                West Deptford, NJ            *            220,000      1,980,000         36,101
701A Route 73 South                     Marlton, NJ                  *            264,387      3,772,000      1,322,487
701C Route 73 South                     Marlton, NJ                  *             84,949      1,328,000        194,171
1008 Astoria Boulevard                  Cherry Hill, NJ              *             27,120        424,880        290,548
1475 Imperial Way                       West Deptford, NJ            *             54,000        846,000        181,048
3000 Atrium Way                         Mt. Laurel, NJ                   -        500,000      4,500,000      2,143,849
750 Cardinal Drive                      Pureland, NJ                 *            230,000      2,070,000        459,439
11000, 15000, 17000 Commerce Parkway    Mt. Laurel, NJ               *            455,100      4,394,900        487,002
12000, 14000 Commerce Parkway           Mt. Laurel, NJ               *            361,800      3,285,817        131,515
16000, 18000 Commerce Parkway           Mt. Laurel, NJ               *            289,700      2,512,683        137,303
406 Lippincott Drive                    Marlton, NJ                  *            321,455      1,539,871        517,017
234 High Hill Road                      Bridgeport, NJ                   -        249,472      1,477,515        229,224
100 Arlington Boulevard                 Bridgeport, NJ              ***             6,368              -      4,503,477
100 Berkeley Drive                      Swedesboro, NJ                   -        395,160      1,915,215        159,830
301 Lippincott Drive                    Marlton, NJ                  *          1,069,837      4,780,163        337,732
303 Lippincott Drive                    Marlton, NJ                  *          1,069,837      4,780,163        270,954
510 Sharptown Road                      Bridgeport, NJ                   -        125,410      1,072,683         32,615
901 Route 73 (901 Building)             Marlton, NJ                  *            334,411      2,733,314         76,607
Four Greentree Center                   Marlton, NJ                      -        449,400      3,074,850        206,375
512 Sharptown Road                      Bridgeport, NJ                   -        180,468      1,543,617         42,013
263 Quigley Blvd                        New Castle, DE              ***           170,386      1,302,739         35,812
34 Blevins Drive                        New Castle, DE              ***           195,932      1,498,061         35,472
104 Gaither Drive                       Mt Laurel, NJ               ***           132,075      1,151,988         33,827
2 Lukens Drive                          New Castle, DE                   -        169,050      1,290,150         11,627
1655 Valley Center Parkway              Bethlehem, PA            1,821,799        214,431              -      1,687,501
6560 Stonegate Drive                    Allentown, PA            1,756,160        458,281              -      2,310,959
6370 Hedgewood Drive                    Allentown, PA            2,482,280        540,795              -      2,944,004
6390 Hedgewood Drive                    Allentown, PA            1,784,480        707,203              -      2,496,381
1495 Valley Center Parkway              Bethlehem, PA            4,166,495        434,640              -      3,586,015
6350 Hedgewood Drive                    Allentown, PA            2,619,840        360,027              -      3,098,286
6330 Hedgewood Drive                    Allentown, PA                *            531,268              -      4,175,469
1550 Valley Center Parkway              Bethlehem, PA                *            196,954              -      3,152,216
1560 Valley Center Parkway              Bethlehem, PA                *            240,069              -      3,778,113
6580 Snowdrift Road                     Allentown, PA                *            388,328              -      2,432,638
1510 Valley Center Parkway              Bethlehem, PA            3,379,289        312,209              -      3,230,687
1530 Valley Center Parkway              Bethlehem, PA                *            211,747              -      2,567,189
6540 Stonegate Drive                    Allentown, PA                *            422,042              -      3,559,873
974 Marcon Boulevard                    Allentown, PA                *            143,500              -      2,051,264
964 Marcon Boulevard                    Allentown, PA            1,089,933        138,816              -      1,549,509
764 Roble Road                          Allentown, PA              792,660        141,069              -        794,167
3174 Airport Road                       Allentown, PA                *             98,986              -      1,073,621
2196 Avenue C                           Allentown, PA                *            101,159              -      1,181,487
2202 Hanger Place                       Allentown, PA                *            137,439              -      1,286,863
2201 Hanger Place                       Allentown, PA                *            128,454              -      1,395,959
954 Marcon Boulevard                    Allentown, PA                *            103,665              -        896,843
57 South Commerce Way                   Allentown, PA                *            390,839      2,701,161        159,033
754 Roble Road                          Allentown, PA                *            162,115      1,731,885         52,615
894 Marcon Boulevard                    Allentown, PA                *            117,134      1,048,866         20,997
744 Roble Road                          Allentown, PA                *            159,771      1,734,229         55,874
944 Marcon Boulevard                    Allentown, PA                *            118,521      1,435,479         72,756
1685 Valley Center Parkway              Allentown, PA                *            244,029              -      2,050,791
6520 Stonegate Drive                    Allentown, PA               ***           453,315              -      1,769,467
7437 Industrial Boulevard               Allentown, PA                *            717,488      5,022,413      1,330,295
2041 Avenue C                           Allentown, PA                **           213,599      1,095,217         48,607
2124 Avenue C                           Allentown, PA                **           289,197      1,039,835         44,709
7339 Industrial Boulevard               Allentown, PA                    -      1,187,776              -      5,351,535
7384 Penn Drive                         Allentown, PA                **           651,696      2,286,518        250,188
7144 Daniels Drive                      Allentown, PA                *          2,390,217      2,342,761      3,398,953
7620 Cetronia Road                      Allentown, PA                *          1,091,806      3,851,456         78,222
939 Marcon Blvd                         Allentown, PA                **         2,220,414      4,524,393        732,775
100 Brodhead Road                       Allentown, PA                **           429,416      2,919,588         92,431
1640 Valley Center Parkway              Bethlehem, PA               ***           359,000              -       2,355,682
83 South Commerce Way                   Bethlehem, PA               ***           143,661        888,128        145,914
85 South Commerce Way                   Bethlehem, PA               ***           236,708        987,949         77,106
87 South Commerce Way                   Bethlehem, PA               ***           253,886      1,062,881         74,250
7339 Industrial Blvd                    Allentown, PA                    -      2,670,849     13,307,408        173,209
12000,001,040 Indian Creek Court        Beltsville, MD           6,572,600      2,659,431              -     10,031,986
180,190 Cochrane Drive                  Annapolis, MD                *          3,670,256              -     16,077,835
8280 Patuxent Range Drive               Columbia, MD                 *            181,601              -      1,270,967
8300 Professional Place                 Landover, MD                 *            650,621              -      4,232,306
8100 Professional Place                 Landover, MD                 *            543,948              -      3,468,575
8100,8200,8300 Corporate Drive          Landover, MD                 *          1,771,135              -      5,162,964
7178-80 Columbia Gateway                Columbia, MD                 *          1,569,237      4,786,887        155,245
8200-40 Professional Place              Landover, MD                     -        588,946      1,796,152        278,515


                                                                                                               Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
8400 Corporate Drive                    Landover, MD                     -      2,502,485      7,622,698      2,081,802
8730 Bollman Place                      Columbia, MD                 **           624,131      4,576,964         77,839
9101,9111,9115 Guilford Road            Columbia, MD                 *            758,951              -      2,966,933
9125,9135,9145 Guilford Road            Columbia, MD                 *            900,154              -      5,009,493
10 South Third Street                   Richmond, VA                     -         27,970        127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                  *          1,063,728      8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                ***         2,007,717     14,927,608        257,556
301 Hill Carter Parkway                 Richmond, VA                 **           659,456      4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                     -         29,443        215,914          7,861
5600-5626 Eastport Boulevard            Richmond, VA                 **           489,941      3,592,900        117,655
5650-5674 Eastport Boulevard            Richmond, VA                 **           644,384      4,025,480         66,204
5700 Eastport Boulevard                 Richmond, VA                 **           408,729      2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                     -        139,887        637,261          8,938
3432 Holland Road                       Virginia Beach, VA               -        173,527        790,515         11,088
3001 Hungary Springs Road               Richmond, VA                 **           136,270        620,785        (33,852)
7760 Shrader Road                       Richmond, VA                 **           187,971        756,313         13,906
7740 Shrader Road                       Richmond, VA                 **            81,200        369,911         21,346
4880 Cox Road                           Richmond, VA                 **           743,898      4,499,807      1,142,066
5162 Valleypointe Parkway               Roanoke, VA                  **           551,483      2,612,312         35,237
4101-4127 Carolina Avenue               Richmond, VA             1,350,645        310,854      2,279,597         29,793
4201-4261 Carolina Avenue               Richmond, VA             3,087,188        693,203      5,083,493         84,633
4263-4299 Carolina Avenue               Richmond, VA             1,929,492        256,203      2,549,649         21,570
4301-4335 Carolina Avenue               Richmond, VA                     -        223,696      1,640,435         87,487
4337-4379 Carolina Avenue               Richmond, VA             2,122,441        325,303      2,385,557        185,032
4501-4549 Carolina Avenue               Richmond, VA             2,738,913        486,166      3,565,211         49,013
4551-4593 Carolina Avenue               Richmond, VA             2,771,780        474,360      3,478,646         74,254
4601-4643 Carolina Avenue               Richmond, VA             2,771,780        652,455      4,784,675        253,442
4545-4583 Carolina Avenue               Richmond, VA             2,191,131        404,616      2,967,187        785,810
4447-4491 Carolina Avenue               Richmond, VA             2,897,770        454,056      2,729,742         45,935
4401-4445 Carolina Avenue               Richmond, VA                 **           615,038      4,510,272         61,364
12 S. Third Street                      Richmond, VA                     -         40,539        184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA           **           475,262      3,917,234        148,902
315 Cardiff Valley Road                 Knoxville, TN                *            443,305      2,950,903         42,487
2300 East Parham Road                   Richmond, VA                     -        221,947      1,011,088         14,181
1347 Diamond Springs Road               Virginia Beach, VA           **           436,898      3,203,919         46,194
5221 Valleypark Drive                   Roanoke, VA              1,308,683        285,008        998,370        223,829
5228 Valleypointe Parkway               Roanoke, VA              1,125,067        218,663        796,133         21,685
5238 Valleypark Drive                   Roanoke, VA              1,311,913        416,375      1,896,832         77,099
5601-5659 Eastport Boulevard            Richmond, VA                 **           705,660              -      4,708,044
4717-4729 Eubank Road                   Richmond, VA                 **           449,447      3,294,697        103,705
4263F-N. Carolina Ave                   Richmond, VA                     -         91,476              -      1,573,730
4200 Oakleys Court                      Richmond, VA                     -        459,090      2,468,454         25,824
1821 Battery Dantzler Road              Chester, VA                      -        394,212      3,035,113          8,120
5000 Cox Road                           Glen Allen, VA                   -        770,214      3,685,248         10,217
510 Eastpark Court                      Sandston, VA                     -        261,961      2,110,874         28,047
520 Eastpark Court                      Sandston, VA                     -        486,118      4,083,582         28,111
4523 Green Point Drive                  High Point, NC             900,000        234,564              -      1,904,487
4501 Green Point Drive                  High Point, NC           1,153,942        319,289              -      2,195,589
4500 Green Point Drive                  High Point, NC             946,057        230,622              -      1,983,226
2427 Penny Road                         High Point, NC           6,989,672      1,165,664              -      6,187,028
4524 Green Point Drive                  High Point, NC               **           182,810              -      2,002,336
4328, 4336 Federal Drive                High Point, NC           6,382,465        521,122              -      7,243,516
200 Centreport Drive                    Greensboro, NC               **           331,400      3,768,600        189,762
4344 Federal Drive                      High Point, NC               **           484,001              -      2,324,644
202 Centreport Drive                    Greensboro, NC               **           549,948      5,360,462        144,251
4000 Piedmont Parkway                   High Point, NC               **           592,885      4,825,615         96,960
1730 Stebbins Drive                     Houston, TX                  *            143,258              -        412,792
5911-5925 Richard Street                Jacksonville, FL             *            275,582              -        508,059
8383-8385 Baycenter Road                Jacksonville, FL             *             63,703              -        527,320
8775 Baypine Road                       Jacksonville, FL             *            906,804              -      2,892,795
8539 Western Way                        Jacksonville, FL             *            328,133              -      3,108,958
6255 Lake Gray Boulevard                Jacksonville, FL             *            813,067              -      3,292,174
6600-6660 Suemac Place                  Jacksonville, FL             *            210,804              -      1,656,841
6800-6850 Suemac Place                  Jacksonville, FL             *            121,077              -        963,417
8665,8667,8669 Baypine Road             Jacksonville, FL             *            966,552              -      3,910,492
8540 Baycenter Road                     Jacksonville, FL         2,232,541        445,603              -      1,371,536
1200 Gulf Life Drive                    Jacksonville, FL             *          1,028,864              -     16,465,604
8400 Baymeadows Way                     Jacksonville, FL             *            557,682              -      2,325,708
8614 Baymeadows Way                     Jacksonville, FL             *            290,291              -      1,114,160
5941-5975 Richard Street                Jacksonville, FL             *            583,622              -      1,113,225
7970 Bayberry Road                      Jacksonville, FL             *            127,520              -        830,100
6000-6030 Bowdendale Avenue             Jacksonville, FL             *            275,475              -      1,511,461
7898 Baymeadows Way                     Jacksonville, FL             *            561,802              -      1,971,967
5977-6607 Richard Street                Jacksonville, FL             *            180,033              -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL             *            210,299              -      2,678,714
7954 & 7960 Baymeadows Way              Jacksonville, FL                 -        291,312              -      2,933,358
8787 Baypine Road                       Jacksonville, FL             *          2,076,306              -     34,505,962
7077 Bonneval Road                      Jacksonville, FL             *            768,000      5,789,000        634,571
4190 Belfort Road                       Jacksonville, FL             *            821,000      5,866,000        783,106
8011, 8021, 8031 Phillips Highway       Jacksonville, FL             *            626,250      3,548,750        207,290
7020 AC Skinner Parkway                 Jacksonville, FL             **           398,257              -      2,425,290
7040 AC Skinner Parkway                 Jacksonville, FL             **           706,934              -      3,068,915
11777 Central Highway                   Jacksonville, FL                 -         92,207        429,997        765,464

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------   ------------   ------------
7016 AC Skinner Parkway                 Jacksonville, FL                 -        597,181              -      2,082,723
4001,4051,4101 Fowler Avenue            Tampa, FL                    *          1,299,310              -      4,614,336
5501-5502 Pioneer Park Boulevard        Tampa, FL                   ***           162,000      1,613,000         62,622
5690-5694 Crenshaw Street               Tampa, FL                   ***           181,923      1,812,496         30,171
3102,3104,3110 Cherry Palm Drive        Tampa, FL                    *            503,767      2,787,585         39,332
8401-8408 Benjamin Road                 Tampa, FL                    *            789,651      4,454,648        148,808
3501 Riga Blvd                          Tampa, FL                        -        617,289      3,048,379              -
111 Kelsey Lane                         Tampa, FL                        -        359,540      1,461,850        (12,644)
2 Kings Hill Avenue                     West Malling, UK                 -        785,565              -      4,769,535
50 Gibson Drive                         West Malling, UK                 -          ****               -      3,938,732
50 Kings Hill Avenue                    West Malling, UK                 -      1,215,608              -     12,847,475
25 Kings Hill Avenue                    West Malling, UK         5,955,250      1,105,380              -      5,373,958
                                                               -----------   ------------   ------------   ------------
Subtotal Operating Real Estate                                 $94,145,823   $138,795,268   $409,308,408   $500,927,804

DEVELOPMENT PROPERTIES
3000 Horizon Blvd                       King of Prussia, PA              -      1,191,449              -        165,446
8801 Tinicum Boulevard                  Philadelphia, PA                 -      2,474,031              -      9,978,814
50 Morehall Road                        Malvern, PA                      -        849,576              -      2,394,626
231 Lake Drive                          New Castle, DE                   -        623,043              -      3,389,970
15 Boulden Circle                       New Castle, DE                   -        406,064              -      1,591,996
404 Lippincott Drive                    Marlton, NJ                      -        131,896              -        113,901
402 Lippincott Drive                    Marlton, NJ                      -        131,896              -        116,587
1455 Valley Center Parkway              Bethlehem, PA                    -        670,290              -      3,203,693
1650 Valley Center Parkway              Bethlehem, PA               ***           359,000              -      1,934,036
1660 Valley Center Parkway              Bethlehem, PA               ***           359,000              -      1,298,082
Nestle Way                              Allentown, PA                    -      8,065,500              -     22,358,668
Southpoint Pkwy                         Jacksonville, FL                 -              -              -      4,998,930
7018 AC Skinner Parkway                 Jacksonville, FL                 -        840,996              -      2,177,968
5900 Eastport Boulevard                 Richmond, VA                     -        676,661              -      4,080,611
5251 Concourse Drive                    Roanoke, VA                      -          2,813              -      1,623,331
501 Liberty Way                         Chester, VA                      -        400,664              -        238,629
13033 Kingston Ave                      Chester, VA                      -        376,584              -        182,745
5701-5799 Eastport Blvd                 Richmond, VA                     -        694,644              -         70,946
Centreport III                          Greensboro, NC                   -        826,237              -        358,302
Federal Ridge III - Distr Bldg          Greensboro, NC                   -        282,996              -      1,863,556
Federal Ridge III - Flex Bldg           Greensboro, NC                   -        143,661              -        711,676
6532 Judge Adams Road                   Whitsette, NC                    -        354,903              -      2,913,681
                                                              ------------   ------------   ------------   ------------
Subtotal Development in Progress                              $          -   $ 19,861,904   $          -   $ 65,766,194
                                                              ============   ============   ============   ============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land              Boothwyn, PA                     -      1,236,146              -         68,331
132 Welsh Road                          Horsham, PA                      -      1,333,642              -        461,892
Three Country View Road                 Malvern, PA                      -        912,890              -        127,247
550 Lapp Road                           Malvern, PA                      -        380,891              -        124,888
South Commerce Way Land                 Bethlehem, PA                    -        320,000              -         20,268
Cedar Hollow Road Land                  Malvern, PA                      -      1,429,473              -         60,723
Walnut Grove Land                       Horsham, PA                      -      3,435,695              -        171,005
3604 Horizon Blvd                       King of Prussia, PA              -        763,885              -       (364,523)
3606 Horizon Blvd                       King of Prussia, PA              -        390,091              -        402,550
Swedes Run Business Park Land           Delran, NJ                       -      1,057,204              -         47,413
Marlton Executive Park Land             Marlton, NJ                      -         69,402              -        142,777
Commodore 295                           Logan Twp., NJ                   -      3,850,613              -      1,736,551
Marlton Executive Park Land             Marlton, NJ                      -        550,664              -         99,808
200 Exeter Court                        Bridgeport, NJ                   -        270,880              -         66,093
17 Boulden Circle                       New Castle, DE                   -        374,982              -         16,657
Lehigh Valley Corporate Center Land     Bethlehem, PA                    -      2,729,998              -       (678,998)
Lehigh Valley West Lots 13,14,15        Allentown, PA                    -      3,473,120              -        723,883
Valleypointe Land                       Richmond, VA                     -        326,654              -        581,190
Fairgrounds IRS Land                    Richmond, VA                     -        100,000              -         18,591
Rivers' Bend Land                       Chesterfield, VA                 -      1,068,507              -      1,468,222
Oakleys Center Land                     Richmond, VA                     -        228,757              -         11,176
Technology Pointe Land                  Glen Allen, VA                   -        443,485              -         11,639
Woodlands Center Land                   Sandston, VA                     -      1,390,058              -         34,188
Mendenhall Land                         High Point, NC                   -      2,927,363              -        737,276
6532 Judge Adams Road                   Whitsette, NC                    -        242,386              -        183,908
Southpoint Business Park Land           Jacksonville, FL                 -        756,000              -       (355,016)
Liberty Business Park Land              Jacksonville, FL                 -      1,379,053              -        467,107
7024 AC Skinner Parkway                 Jacksonville, FL                 -        839,554              -       (271,775)
7014 AC Skinner Pkwy                    Jacksonville, FL                 -        574,198              -        129,749
Crenshaw Street                         Tampa, FL                        -         67,510              -         16,597
Silo Bend Land                          Tampa, FL                        -      4,359,613              -             84
Silo Bend Land                          Tampa, FL                        -        511,463              -             10
                                                               -----------   ------------   ------------   ------------

Subtotal Land Held for Development                             $         -   $ 37,794,177   $          -   $  6,259,511
                                                               ===========   ============   ============   ============

Total All Properties                                           $94,145,823   $196,451,349   $409,308,408   $572,953,509
                                                               ===========   ============   ============   ============


*     Denotes property is collateralized under the Line of Credit with G.E. Capital
**    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual and American General totalling $146.7 million
***   Denotes property is collateralized under Line of Credit with Bank of Boston with a capacity of $80.0 million.
        Properties currently collateralized allow the Company to borrow up to $25.0 million.
****  Rouse leases land from Kent County Council.

                                    -79-

                                          LIBERTY PROPERTY LIMITED PARTNERSHIP
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 AS OF DECEMBER 31, 1996
                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
10,20 Liberty Boulevard                   Malvern, PA           $    645,318    $  4,783,701   $  5,429,019
420 Lapp Road                             Malvern, PA              1,049,243       6,209,416      7,258,659
1 Chelsea Parkway                         Boothwyn, PA               245,735       2,612,988      2,858,723
3 Chelsea Parkway                         Boothwyn, PA               209,177       2,773,124      2,982,301
747 Dresher Road                          Horsham, PA              1,611,977       3,934,529      5,546,506
45-67 Great Valley Parkway                Malvern, PA                795,831       2,743,715      3,539,546
1180 Church Road                          Lansdale, PA             2,387,191      14,399,383     16,786,573
40 Valley Stream Parkway                  Malvern, PA                323,792       2,184,948      2,508,740
50 Valley Stream Parkway                  Malvern, PA                371,068       2,327,982      2,699,050
20 Valley Stream Parkway                  Malvern, PA                466,413       4,988,289      5,454,702
800 Town Center Drive                     Langhorne, PA            1,617,803       8,765,922     10,383,725
1610 Medical Drive                        Pottstown, PA              212,413       2,491,723      2,704,136
9, 15 Great Valley Parkway                Malvern, PA              1,837,878      14,959,104     16,796,982
257-275 Great Valley Parkway              Malvern, PA                505,458       4,319,013      4,824,471
300 Technology Drive                      Malvern, PA                374,497       1,253,336      1,627,833
277-293 Great Valley Parkway              Malvern, PA                531,534       1,887,947      2,419,481
311 Technology Drive                      Malvern, PA                348,099       2,235,638      2,583,737
325 Technology Drive                      Malvern, PA                385,693       1,841,992      2,227,685
7 Great Valley Parkway                    Malvern, PA                177,317       4,108,869      4,286,186
55 Valley Stream Parkway                  Malvern, PA                215,818       2,834,809      3,050,627
65 Valley Stream Parkway                  Malvern, PA                382,361       4,477,447      4,859,808
508 Lapp Road                             Malvern, PA                263,116       1,768,410      2,031,526
10 Valley Stream Parkway                  Malvern, PA                465,135       2,668,411      3,133,546
333 Phoenixville Pike                     Malvern, PA                524,229       3,052,776      3,577,005
1566 Medical Drive                        Pottstown, PA              203,827       1,827,544      2,031,371
30 Great Valley Parkway                   Malvern, PA                128,783         354,908        483,691
75 Great Valley Parkway                   Malvern, PA                143,811         418,664        562,475
27-43 Great Valley Parkway                Malvern, PA                449,447       2,069,388      2,518,835
77-123 Great Valley Parkway               Malvern, PA                888,359       4,227,605      5,115,964
260 Great Valley Parkway                  Malvern, PA                212,768         840,574      1,053,342
256 Great Valley Parkway                  Malvern, PA                161,949       1,887,910      2,049,859
205 Great Valley Parkway                  Malvern, PA              1,369,003       9,421,585     10,790,588
12,14,16 Great Valley Parkway             Malvern, PA                131,517       1,161,550      1,293,067
155 Great Valley Parkway                  Malvern, PA                626,068       2,196,678      2,822,746
333 Technology Drive                      Malvern, PA                 90,952       2,377,145      2,468,097
510 Lapp Road                             Malvern, PA                325,415         894,325      1,219,740
181 Wheeler Court                         Langhorne, PA              263,490       1,997,838      2,261,328
1100 Wheeler Way                          Langhorne, PA              151,500       1,182,216      1,333,716
60 Morehall Road                          Malvern, PA                884,974       9,430,990     10,315,964
905 Airport Road                          West Chester, PA         1,735,012       5,372,846      7,107,858
16 Cabot Boulevard                        Langhorne, PA              649,743       5,925,232      6,574,975
1 Country View Road                       Malvern, PA                406,421       3,985,117      4,391,538
2151 Cabot Boulevard                      Langhorne, PA              389,990       3,713,778      4,103,768
170 South Warner Road                     King of Prussia, PA        555,911       5,170,024      5,725,935
190 South Warner Road                     King of Prussia, PA        560,373       4,301,232      4,861,605
507 Prudential Road                       Horsham, PA                652,919       6,026,461      6,679,380
100 Witmer Road                           Horsham, PA              3,133,783       9,640,116     12,773,899
3100 Horizon Blvd                         King of Prussia, PA        611,435       1,975,287      2,586,722
3300 Horizon Blvd                         King of Prussia, PA        687,878       3,130,450      3,818,328
3500 Horizon Blvd                         King of Prussia, PA      1,223,875       2,479,054      3,702,929
200 Chester Field Parkway                 Malvern, PA                495,893       2,775,763      3,271,656
767 Electronic Drive                      Horsham, PA              1,241,970       2,915,735      4,157,705
5 Country View Road                       Malvern, PA                786,235       4,807,089      5,593,324
3200 Horizon Blvd                         King of Prussia, PA      1,209,009       3,980,991      5,190,001
111-195 Witmer Road                       Horsham, PA                407,205       3,224,126      3,631,331
2460 General Armistead Ave                Norristown, PA             117,316       1,088,047      1,205,363
2490 General Armistead Ave                Norristown, PA              66,288         622,333        688,621
300 Welsh Road                            Horsham, PA                180,459       1,485,527      1,665,986
400  Welsh Road                           Horsham, PA                282,493       2,797,293      3,079,786
440 East Swedesford Road                  Wayne, PA                  717,001       5,677,163      6,394,164
460 East Swedesford Road                  Wayne, PA                  705,317       5,002,133      5,707,450
2 Walnut Grove Drive                      Horsham, PA              1,266,546       7,783,127      9,049,673
200 Gibralter Road                        Horsham, PA                638,513       5,811,323      6,449,836
220 Gibralter Road                        Horsham, PA                629,944       5,733,228      6,363,172
240 Gibralter Road                        Horsham, PA                629,944       5,733,234      6,363,178
151 S. Warner Road                        Wayne, PA                1,218,086       6,937,866      8,155,952
931 South Matlack Street                  West Chester, PA           815,015       6,063,100      6,878,115
14 Lee Boulevard                          Malvern, PA                665,053       6,895,132      7,560,185
500 Chester Field Parkway                 Malvern, PA                473,139       2,776,245      3,249,384
300-400 Chester Field Parkway             Malvern, PA                931,212       4,341,779      5,272,991
1805 Underwood Boulevard                  Delran, NJ                 196,901         622,144        819,045
150 Mid-Atlantic Parkway                  West Deptford, NJ           88,153         435,245        523,398
18 Boulden Circle                         New Castle, DE             198,062       3,725,562      3,923,624
501 Delran Parkway                        Delran, NJ                 184,162       2,408,535      2,592,697
600 Delran Parkway                        Delran, NJ                 372,719       5,941,662      6,314,381
1607 Imperial Way                         West Deptford, NJ          288,280       2,750,098      3,038,378


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
1 Boulden Circle                          New Castle, DE              93,309       1,332,948      1,426,257
31-55 Read's Way                          New Castle, DE             972,159       5,478,479      6,450,638
3 Boulden Circle                          New Castle, DE             126,701       2,103,541      2,230,242
5 Boulden Circle                          New Castle, DE             232,274       3,496,979      3,729,253
601 Delran Parkway                        Delran, NJ                 193,336       1,635,666      1,829,002
51 Haddonfield Road                       Cherry Hill, NJ            248,326       9,018,176      9,266,502
57 Read's Way                             New Castle, DE             352,736       2,681,501      3,034,237
1370 Imperial Way                         West Deptford, NJ          298,010       4,391,684      4,689,694
8 Stow Road                               Marlton, NJ                172,945       1,781,611      1,954,556
10 Stow Road                              Marlton, NJ                147,318       1,461,017      1,608,335
12 Stow Road                              Marlton, NJ                103,618       1,160,006      1,263,624
14 Stow Road                              Marlton, NJ                 93,418       1,050,772      1,144,190
1300 Metropolitan Avenue                  West Deptford, NJ          221,218       2,014,883      2,236,101
701A Route 73 South                       Marlton, NJ                271,743       5,087,131      5,358,874
701C Route 73 South                       Marlton, NJ                 96,161       1,510,959      1,607,120
1008 Astoria Boulevard                    Cherry Hill, NJ             32,698         709,850        742,548
1475 Imperial Way                         West Deptford, NJ           58,606       1,022,442      1,081,048
3000 Atrium Way                           Mt. Laurel, NJ             512,018       6,631,831      7,143,849
750 Cardinal Drive                        Pureland, NJ               236,190       2,523,249      2,759,439
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ             456,465       4,880,537      5,337,002
12000, 14000 Commerce Parkway             Mt. Laurel, NJ             362,855       3,416,277      3,779,132
16000, 18000 Commerce Parkway             Mt. Laurel, NJ             290,545       2,649,141      2,939,686
406 Lippincott Drive                      Marlton, NJ                327,554       2,050,789      2,378,343
234 High Hill Road                        Bridgeport, NJ             250,445       1,705,766      1,956,211
100 Arlington Boulevard                   Bridgeport, NJ             374,836       4,135,009      4,509,845
100 Berkeley Drive                        Swedesboro, NJ             401,254       2,068,951      2,470,205
301 Lippincott Drive                      Marlton, NJ              1,069,837       5,117,895      6,187,732
303 Lippincott Drive                      Marlton, NJ              1,069,837       5,051,117      6,120,954
510 Sharptown Road                        Bridgeport, NJ             125,410       1,105,298      1,230,708
901 Route 73 (901 Building)               Marlton, NJ                334,411       2,809,921      3,144,332
Four Greentree Center                     Marlton, NJ                450,558       3,280,067      3,730,625
512 Sharptown Road                        Bridgeport, NJ             180,468       1,585,630      1,766,098
263 Quigley Blvd                          New Castle, DE             170,727       1,338,210      1,508,937
34 Blevins Drive                          New Castle, DE             196,273       1,533,192      1,729,465
104 Gaither Drive                         Mt Laurel, NJ              134,461       1,183,429      1,317,890
2 Lukens Drive                            New Castle, DE             169,118       1,301,709      1,470,827
1655 Valley Center Parkway                Bethlehem, PA              215,095       1,686,837      1,901,932
6560 Stonegate Drive                      Allentown, PA              437,122       2,332,118      2,769,240
6370 Hedgewood Drive                      Allentown, PA              515,707       2,969,092      3,484,799
6390 Hedgewood Drive                      Allentown, PA              670,819       2,532,765      3,203,584
1495 Valley Center Parkway                Bethlehem, PA              258,014       3,762,641      4,020,655
6350 Hedgewood Drive                      Allentown, PA              360,691       3,097,622      3,458,313
6330 Hedgewood Drive                      Allentown, PA              499,720       4,207,017      4,706,737
1550 Valley Center Parkway                Bethlehem, PA              188,320       3,160,851      3,349,171
1560 Valley Center Parkway                Bethlehem, PA              229,301       3,788,881      4,018,182
6580 Snowdrift Road                       Allentown, PA              367,377       2,453,589      2,820,966
1510 Valley Center Parkway                Bethlehem, PA              312,873       3,230,023      3,542,896
1530 Valley Center Parkway                Bethlehem, PA              212,491       2,566,445      2,778,936
6540 Stonegate Drive                      Allentown, PA              422,730       3,559,185      3,981,915
974 Marcon Boulevard                      Allentown, PA              144,248       2,050,516      2,194,764
964 Marcon Boulevard                      Allentown, PA              139,480       1,548,845      1,688,325
764 Roble Road                            Allentown, PA              141,746         793,490        935,236
3174 Airport Road                         Allentown, PA               98,986       1,073,621      1,172,607
2196 Avenue C                             Allentown, PA              107,307       1,175,339      1,282,646
2202 Hanger Place                         Allentown, PA              138,127       1,286,175      1,424,302
2201 Hanger Place                         Allentown, PA              129,142       1,395,271      1,524,413
954 Marcon Boulevard                      Allentown, PA              104,452         896,056      1,000,508
57 South Commerce Way                     Allentown, PA              395,459       2,855,574      3,251,033
754 Roble Road                            Allentown, PA              163,735       1,782,880      1,946,615
894 Marcon Boulevard                      Allentown, PA              118,304       1,068,693      1,186,997
744 Roble Road                            Allentown, PA              161,371       1,788,503      1,949,874
944 Marcon Boulevard                      Allentown, PA              119,711       1,507,045      1,626,756
1685 Valley Center Parkway                Allentown, PA              198,482       2,096,338      2,294,820
6520 Stonegate Drive                      Allentown, PA              948,395       1,274,387      2,222,782
7437 Industrial Boulevard                 Allentown, PA              726,651       6,343,544      7,070,195
2041 Avenue C                             Allentown, PA              213,879       1,143,544      1,357,423
2124 Avenue C                             Allentown, PA              289,529       1,084,212      1,373,741
7339 Industrial Boulevard                 Allentown, PA            1,197,121       5,342,190      6,539,311
7384 Penn Drive                           Allentown, PA              652,118       2,536,284      3,188,402
7144 Daniels Drive                        Allentown, PA            1,579,169       6,552,762      8,131,931
7620 Cetronia Road                        Allentown, PA            1,093,724       3,927,761      5,021,485
939 Marcon Blvd                           Allentown, PA            2,220,548       5,257,034      7,477,582
100 Brodhead Road                         Allentown, PA              429,456       3,011,979      3,441,435
1640 Valley Center Parkway                Bethlehem, PA              190,728       2,523,954      2,714,682
83 South Commerce Way                     Bethlehem, PA              212,744         964,959      1,177,703
85 South Commerce Way                     Bethlehem, PA              237,078       1,064,685      1,301,763
87 South Commerce Way                     Bethlehem, PA              253,886       1,137,131      1,391,017
7339 Industrial Blvd                      Allentown, PA            2,670,673      13,480,792     16,151,465
12000,001,040 Indian Creek Court          Beltsville, MD           2,698,195       9,993,222     12,691,417
180,190 Cochrane Drive                    Annapolis, MD            3,752,293      15,995,798     19,748,091
8280 Patuxent Range Drive                 Columbia, MD               181,601       1,270,967      1,452,568
8300 Professional Place                   Landover, MD               670,450       4,212,477      4,882,927

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
8100 Professional Place                   Landover, MD               543,948       3,468,575      4,012,523
8100,8200,8300 Corporate Drive            Landover, MD             1,771,135       5,162,964      6,934,099
7178-80 Columbia Gateway                  Columbia, MD             1,571,105       4,940,264      6,511,369
8200-40 Professional Place                Landover, MD               589,932       2,073,681      2,663,613
8400 Corporate Drive                      Landover, MD             2,505,184       9,701,801     12,206,985
8730 Bollman Place                        Columbia, MD               626,269       4,652,665      5,278,934
9101,9111,9115 Guilford Road              Columbia, MD               765,953       2,959,931      3,725,884
9125,9135,9145 Guilford Road              Columbia, MD               920,439       4,989,208      5,909,647
10 South Third Street                     Richmond, VA                27,970         173,381        201,351
1751 Bluehills Drive                      Roanoke, VA              1,063,728       8,602,628      9,666,356
4300 Carolina Avenue                      Richmond, VA             2,009,136      15,183,745     17,192,881
301 Hill Carter Parkway                   Richmond, VA               659,456       4,899,214      5,558,670
4001 Carolina Avenue                      Richmond, VA                29,443         223,775        253,218
5600-5626 Eastport Boulevard              Richmond, VA               489,941       3,710,555      4,200,496
5650-5674 Eastport Boulevard              Richmond, VA               644,384       4,091,684      4,736,068
5700 Eastport Boulevard                   Richmond, VA               408,729       2,740,967      3,149,696
11020 Hull Street Road                    Richmond, VA               139,887         646,199        786,086
3432 Holland Road                         Virginia Beach, VA         173,527         801,603        975,130
3001 Hungary Springs Road                 Richmond, VA               136,270         586,933        723,203
7760 Shrader Road                         Richmond, VA               187,971         770,219        958,190
7740 Shrader Road                         Richmond, VA                81,200         391,257        472,457
4880 Cox Road                             Richmond, VA               743,898       5,641,873      6,385,771
5162 Valleypointe Parkway                 Roanoke, VA                551,483       2,647,549      3,199,032
4101- 4127 Carolina Avenue                Richmond, VA               310,854       2,309,390      2,620,244
4201-4261 Carolina Avenue                 Richmond, VA               693,203       5,168,126      5,861,329
4263-4299 Carolina Avenue                 Richmond, VA               256,203       2,571,219      2,827,422
4301-4335 Carolina Avenue                 Richmond, VA               223,696       1,727,922      1,951,618
4337-4379 Carolina Avenue                 Richmond, VA               325,203       2,570,689      2,895,892
4501-4549 Carolina Avenue                 Richmond, VA               486,166       3,614,224      4,100,390
4551-4593 Carolina Avenue                 Richmond, VA               474,360       3,552,900      4,027,260
4601-4643 Carolina Avenue                 Richmond, VA               652,455       5,038,117      5,690,572
4545-4583 Carolina Avenue                 Richmond, VA               404,616       3,752,997      4,157,613
4447-4491 Carolina Avenue                 Richmond, VA               454,056       2,775,677      3,229,733
4401-4445 Carolina Avenue                 Richmond, VA               615,038       4,571,636      5,186,674
12 S. Third Street                        Richmond, VA                40,539         190,807        231,346
9601 Cosner Drive                         Fredericksburg, VA         476,262       4,065,136      4,541,398
315 Cardiff Valley Road                   Knoxville, TN              443,305       2,993,390      3,436,695
2300 East Parham Road                     Richmond, VA               221,947       1,025,269      1,247,216
1347 Diamond Springs Road                 Virginia Beach, VA         436,898       3,250,113      3,687,011
5221 Valleypark Drive                     Roanoke, VA                285,008       1,222,199      1,507,207
5228 Valleypointe Parkway                 Roanoke, VA                218,663         817,818      1,036,481
5238 Valleypark Drive                     Roanoke, VA                416,375       1,973,931      2,390,306
5601-5659 Eastport Boulevard              Richmond, VA               720,100       4,693,605      5,413,705
4717-4729 Eubank Road                     Richmond, VA               452,263       3,395,586      3,847,849
4263F-N. Carolina Ave                     Richmond, VA                91,599       1,573,607      1,665,206
4200 Oakleys Court                        Richmond, VA               459,653       2,493,715      2,953,368
1821 Battery Dantzler Road                Chester, VA                392,332       3,045,113      3,437,445
5000 Cox Road                             Glen Allen, VA             771,029       3,694,650      4,465,679
510 Eastpark Court                        Sandston, VA               262,210       2,138,672      2,400,882
520 Eastpark Court                        Sandston, VA               486,598       4,111,213      4,597,811
4523 Green Point Drive                    High Point, NC             223,614       1,915,437      2,139,051
4501 Green Point Drive                    High Point, NC             320,450       2,194,428      2,514,878
4500 Green Point Drive                    High Point, NC             231,692       1,982,156      2,213,848
2427 Penny Road                           High Point, NC           1,168,074       6,184,618      7,352,692
4524 Green Point Drive                    High Point, NC             183,888       2,001,258      2,185,146
4328, 4336 Federal Drive                  High Point, NC             825,092       6,939,546      7,764,638
200 Centreport Drive                      Greensboro, NC             332,017       3,957,745      4,289,762
4344 Federal Drive                        High Point, NC             173,623       2,635,023      2,808,646
202 Centreport Drive                      Greensboro, NC             549,679       5,504,982      6,054,661
4000 Piedmont Parkway                     High Point, NC             592,885       4,922,575      5,515,460
1730 Stebbins Drive                       Houston, TX                144,016         412,034        556,050
5911-5925 Richard Street                  Jacksonville, FL           286,335         497,306        783,641
8383-8385 Baycenter Road                  Jacksonville, FL            65,329         525,694        591,023
8775 Baypine Road                         Jacksonville, FL           913,264       2,886,335      3,799,599
8539 Western Way                          Jacksonville, FL           631,558       2,805,533      3,437,091
6255 Lake Gray Boulevard                  Jacksonville, FL           811,963       3,293,278      4,105,241
6600-6660 Suemac Place                    Jacksonville, FL           216,014       1,651,631      1,867,645
6800-6850 Suemac Place                    Jacksonville, FL           125,576         958,918      1,084,494
8665,8667,8669 Baypine Road               Jacksonville, FL         1,023,514       3,853,530      4,877,044
8540 Baycenter Road                       Jacksonville, FL           450,431       1,366,708      1,817,139
1200 Gulf Life Drive                      Jacksonville, FL         1,035,091      16,459,377     17,494,468
8400 Baymeadows Way                       Jacksonville, FL           566,370       2,317,020      2,883,390
8614 Baymeadows Way                       Jacksonville, FL           312,761       1,091,690      1,404,451
5941-5975 Richard Street                  Jacksonville, FL           585,280       1,111,567      1,696,847
7970 Bayberry Road                        Jacksonville, FL           129,979         827,641        957,620
6000-6030 Bowdendale Avenue               Jacksonville, FL           275,475       1,511,461      1,786,936
7898 Baymeadows Way                       Jacksonville, FL           568,005       1,965,764      2,533,769
5977-6607 Richard Street                  Jacksonville, FL           182,747       1,562,967      1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL           211,449       2,677,564      2,889,013
7954 & 7960 Baymeadows Way                Jacksonville, FL           292,667       2,932,003      3,224,670
8787 Baypine Road                         Jacksonville, FL         2,045,574      34,536,694     36,582,268
7077 Bonneval Road                        Jacksonville, FL           774,020       6,417,551      7,191,571

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
4190 Belfort Road                         Jacksonville, FL           827,420       6,642,686      7,470,106
8011, 8021, 8031 Phillips Highway         Jacksonville, FL           628,437       3,753,853      4,382,290
7020 AC Skinner Parkway                   Jacksonville, FL           749,811       2,073,736      2,823,547
7040 AC Skinner Parkway                   Jacksonville, FL           853,981       2,921,869      3,775,850
11777 Central Highway                     Jacksonville, FL           143,785       1,143,883      1,287,668
7016 AC Skinner Parkway                   Jacksonville, FL           602,619       2,077,285      2,679,904
4001,4051,4101 Fowler Avenue              Tampa, FL                1,293,206       4,620,440      5,913,646
5501-5502 Pioneer Park Boulevard          Tampa, FL                  187,884       1,649,738      1,837,622
5690-5694 Crenshaw Street                 Tampa, FL                  181,923       1,842,667      2,024,590
3102,3104,3110 Cherry Palm Drive          Tampa, FL                  503,767       2,826,917      3,330,684
8401-8408 Benjamin Road                   Tampa, FL                  789,652       4,603,455      5,393,107
3501 Riga Blvd                            Tampa, FL                  617,289       3,048,379      3,665,668
111 Kelsey Lane                           Tampa, FL                  359,540       1,449,206      1,808,746
2 Kings Hill Avenue                       West Malling, UK           785,565       4,769,535      5,555,100
50 Gibson Drive                           West Malling, UK           192,270       3,746,462      3,938,732
50 Kings Hill Avenue                      West Malling, UK         1,216,608      12,846,475     14,063,083
25 Kings Hill Avenue                      West Malling, UK         1,014,011       5,465,327      6,479,338
                                                                ------------    ------------ --------------
Subtotal Operating Real Estate                                  $140,195,919    $908,835,565 $1,049,031,484
                                                                ============    ============ ==============

DEVELOPMENT PROPERTIES
3000 Horizon Blvd                         King of Prussia, PA   $    943,697    $    413,198 $    1,356,895
8801 Tinicum Boulevard                    Philadelphia, PA           124,062      12,328,783     12,452,845
50 Morehall Road                          Malvern, PA              1,037,076       2,207,126      3,244,202
231 Lake Drive                            New Castle, DE             623,043       3,389,969      4,013,012
15 Boulden Circle                         New Castle, DE             447,065       1,550,995      1,998,060
404 Lippincott Drive                      Marlton, NJ                131,896         113,901        245,797
402 Lippincott Drive                      Marlton, NJ                131,896         116,587        248,483
1455 Valley Center Parkway                Bethlehem, PA              545,013       3,328,970      3,873,983
1650 Valley Center Parkway                Bethlehem, PA              188,896       2,104,140      2,293,036
1660 Valley Center Parkway                Bethlehem, PA              188,721       1,468,360      1,657,081
Nestle Way                                Allentown, PA            8,074,926      22,349,242     30,424,168
Southpoint Pkwy                           Jacksonville, FL           418,093       4,580,837      4,998,930
7018 AC Skinner Parkway                   Jacksonville, FL           846,433       2,172,531      3,018,964
5900 Eastport Boulevard                   Richmond, VA               687,855       4,069,417      4,757,272
5251 Concourse Drive                      Roanoke, VA                217,247       1,408,897      1,626,144
501 Liberty Way                           Chester, VA                400,689         238,604        639,293
13033 Kingston Ave                        Chester, VA                376,584         182,745        559,329
5701-5799 Eastport Blvd                   Richmond, VA               694,644          70,946        765,590
Centreport III                            Greensboro, NC             826,237         358,302      1,184,539
Federal Ridge III - Distr Bldg            Greensboro, NC             283,368       1,863,183      2,146,551
Federal Ridge III - Flex Bldg             Greensboro, NC             132,655         722,682        855,337
6532 Judge Adams Road                     Whitsette, NC              358,116       2,910,468      3,268,584
                                                                ------------    ------------  -------------
Subtotal Development in Progress                                $ 17,678,212    $ 67,949,883  $  85,628,095
                                                                ============    ============  =============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                Boothwyn, PA          $  1,298,240    $      6,237  $   1,304,477
132 Welsh Road                            Horsham, PA              1,393,613         401,921      1,795,534
Three Country View Road                   Malvern, PA                914,278         125,859      1,040,137
550 Lapp Road                             Malvern, PA                388,066         117,713        505,780
South Commerce Way Land                   Bethlehem, PA              321,502          18,766        340,268
Cedar Hollow Road Land                    Malvern, PA              1,447,902          42,294      1,490,196
Walnut Grove Land                         Horsham, PA              3,569,526          37,174      3,606,700
3604 Horizon Blvd                         King of Prussia, PA        397,178           2,184        399,363
3606 Horizon Blvd                         King of Prussia, PA        777,764          14,877        792,641
Swedes Run Business Park Land             Delran, NJ               1,104,617               -      1,104,617
Marlton Executive Park Land               Marlton, NJ                109,687         102,492        212,179
Commodore 295                             Logan Twp., NJ           3,766,142       1,821,023      5,587,165
Marlton Executive Park Land               Marlton, NJ                550,664          99,808        650,472
200 Exeter Court                          Bridgeport, NJ             291,902          45,070        336,973
17 Boulden Circle                         New Castle, DE             385,818           5,821        391,638
Lehigh Valley Corporate Center Land       Bethlehem, PA            2,047,058           3,942      2,051,000
Lehigh Valley West Lots 13,14,15          Allentown, PA            3,473,128         723,875      4,197,003
Valleypointe Land                         Richmond, VA               671,817         236,028        907,844
Fairgrounds IRS Land                      Richmond, VA               101,539          17,052        118,591
Rivers' Bend Land                         Chesterfield, VA         1,266,942       1,269,787      2,536,729
Oakleys Center Land                       Richmond, VA               235,221           4,712        239,933
Technology Pointe Land                    Glen Allen, VA             445,978           9,146        455,124
Woodlands Center Land                     Sandston, VA             1,395,665          28,581      1,424,246
Mendenhall Land                           High Point, NC           3,065,859         598,780      3,664,639
6532 Judge Adams Road                     Whitsette, NC              242,386         183,908        426,293
Southpoint Business Park Land             Jacksonville, FL           353,264          47,720        400,984
Liberty Business Park Land                Jacksonville, FL           928,753         917,408      1,846,160
7024 AC Skinner Parkway                   Jacksonville, FL           539,554          28,224        567,779
7014 AC Skinner Pkwy                      Jacksonville, FL           579,800         124,147        703,947

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and       Total
              Project                           City            Improvements    Improvements    @ 12/31/96
--------------------------------------    -------------------   ------------    ------------   ------------
Crenshaw Street                           Tampa, FL                   74,532           9,575         84,107
Silo Bend Land                            Tampa, FL                4,359,613              84      4,359,697
Silo Bend Land                            Tampa, FL                  511,463              10        511,473
                                                                ------------    ------------   ------------
Subtotal Land Held for Development                              $ 37,009,471    $  7,044,218 $   44,053,689
                                                                ============    ============ ==============

TOTAL ALL PROPERTIES                                            $194,883,602    $983,829,666 $1,178,713,268
                                                                ============    ============ ==============

*     Denotes property is collateralized under the Line of Credit with G.E. Capital
**    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual and American General totalling $146.7 million
***   Denotes property is collateralized under Line of Credit with Bank of Boston with a capacity of $80.0 million.
        Properties currently collateralized allow the Company to borrow up to $25.0 million.
****  Rouse leases land from Kent County Council.

                                          LIBERTY PROPERTY LIMITED PARTNERSHIP
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 AS OF DECEMBER 31, 1996

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------
10,20 Liberty Boulevard                   Malvern, PA            $   788,624        1988           40 yrs.
420 Lapp Road                             Malvern, PA                924,756        1989           40 yrs.
1 Chelsea Parkway                         Boothwyn, PA               548,134        1988           40 yrs.
3 Chelsea Parkway                         Boothwyn, PA               481,248        1988           40 yrs.
747 Dresher Road                          Horsham, PA                691,486        1988           40 yrs.
45-67 Great Valley Parkway                Malvern, PA              1,330,691        1974           40 yrs.
1180 Church Road                          Lansdale, PA             3,244,011        1986           40 yrs.
40 Valley Stream Parkway                  Malvern, PA                501,252        1987           40 yrs.
50 Valley Stream Parkway                  Malvern, PA                552,172        1987           40 yrs.
20 Valley Stream Parkway                  Malvern, PA              1,061,207        1987           40 yrs.
800 Town Center Drive                     Langhorne, PA            1,862,658        1987           40 yrs.
1610 Medical Drive                        Pottstown, PA              566,014        1986           40 yrs.
9, 15 Great Valley Parkway                Malvern, PA              7,354,674        1986           40 yrs.
257-275 Great Valley Parkway              Malvern, PA              1,249,908        1983           40 yrs.
300 Technology Drive                      Malvern, PA                311,313        1985           40 yrs.
277-293 Great Valley Parkway              Malvern, PA                532,345        1984           40 yrs.
311 Technology Drive                      Malvern, PA                597,650        1984           40 yrs.
325 Technology Drive                      Malvern, PA                482,887        1984           40 yrs.
7 Great Valley Parkway                    Malvern, PA              1,062,434        1985           40 yrs.
55 Valley Stream Parkway                  Malvern, PA                813,199        1983           40 yrs.
65 Valley Stream Parkway                  Malvern, PA              1,260,290        1983           40 yrs.
508 Lapp Road                             Malvern, PA                491,766        1984           40 yrs.
10 Valley Stream Parkway                  Malvern, PA                725,789        1984           40 yrs.
333 Phoenixville Pike                     Malvern, PA                796,975        1985           40 yrs.
1566 Medical Drive                        Pottstown, PA              469,589        1985           40 yrs.
30 Great Valley Parkway                   Malvern, PA                194,877        1975           40 yrs.
75 Great Valley Parkway                   Malvern, PA                164,208        1977           40 yrs.
27-43 Great Valley Parkway                Malvern, PA                863,247        1977           40 yrs.
77-123 Great Valley Parkway               Malvern, PA              1,665,852        1978           40 yrs.
260 Great Valley Parkway                  Malvern, PA                280,697        1979           40 yrs.
256 Great Valley Parkway                  Malvern, PA                681,544        1980           40 yrs.
205 Great Valley Parkway                  Malvern, PA              3,066,132        1981           40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                438,530        1982           40 yrs.
155 Great Valley Parkway                  Malvern, PA                742,491        1981           40 yrs.
333 Technology Drive                      Malvern, PA                823,514        1987           40 yrs.
510 Lapp Road                             Malvern, PA                301,181        1983           40 yrs.
181 Wheeler Court                         Langhorne, PA              124,049        1979           40 yrs.
1100 Wheeler Way                          Langhorne, PA               72,280        1979           40 yrs.
60 Morehall Road                          Malvern, PA                594,470        1989           40 yrs.
905 Airport Road                          West Chester, PA           338,879        1988           40 yrs.
16 Cabot Boulevard                        Langhorne, PA              345,430        1972           40 yrs.
1 Country View Road                       Malvern, PA                216,723        1982           40 yrs.
2151 Cabot Boulevard                      Langhorne, PA              198,591        1982           40 yrs.
170 South Warner Road                     King of Prussia, PA        452,724        1980           40 yrs.
190 South Warner Road                     King of Prussia, PA        251,887        1980           40 yrs.
507 Prudential Road                       Horsham, PA                299,655        1988           40 yrs.
100 Witmer Road                           Horsham, PA                156,076        1995           40 yrs.
3100 Horizon Blvd                         King of Prussia, PA         35,831        1995           40 yrs.
3300 Horizon Blvd                         King of Prussia, PA         92,713        1996           40 yrs.
3500 Horizon Blvd                         King of Prussia, PA         46,928        1996           40 yrs.
200 Chester Field Parkway                 Malvern, PA              1,131,622        1989           40 yrs.
767 Electronic Drive                      Horsham, PA                 94,656        1996           40 yrs.
5 Country View Road                       Malvern, PA                149,756        1985           40 yrs.
3200 Horizon Blvd                         King of Prussia, PA         22,703        1996           40 yrs.
111-195 Witmer Road                       Horsham, PA                 48,545        1996           40 yrs.
2460 General Armistead Ave                Norristown, PA              13,622        1985           40 yrs.
2490 General Armistead Ave                Norristown, PA               7,752        1985           40 yrs.
300 Welsh Road                            Horsham, PA                 18,189        1983           40 yrs.
400 Welsh Road                            Horsham, PA                 28,873        1983           40 yrs.
440 East Swedesford Road                  Wayne, PA                   64,162        1988           40 yrs.
460 East Swedesford Road                  Wayne, PA                   65,023        1988           40 yrs.
2 Walnut Grove Drive                      Horsham, PA                 16,427        1989           40 yrs.
200 Gibralter Road                        Horsham, PA                      -        1990           40 yrs.
220 Gibralter Road                        Horsham, PA                      -        1990           40 yrs.
240 Gibralter Road                        Horsham, PA                      -        1990           40 yrs.
151 S. Warner Road                        Wayne, PA                        -        1980           40 yrs.
931 South Matlack Street                  West Chester, PA         1,170,708        1985           40 yrs.
14 Lee Boulevard                          Malvern, PA                866,089        1988           40 yrs.
500 Chester Field Parkway                 Malvern, PA                510,986        1988           40 yrs.
300-400 Chester Field Parkway             Malvern, PA                795,480        1988           40 yrs.
1805 Underwood Boulevard                  Delran, NJ                 110,301        1973           40 yrs.
150 Mid-Atlantic Parkway                  West Deptford, NJ          199,579        1973           40 yrs.
18 Boulden Circle                         New Castle, DE             601,300        1989           40 yrs.
501 Delran Parkway                        Delran, NJ                 467,365        1988           40 yrs.
600 Delran Parkway                        Delran, NJ               1,059,777        1988           40 yrs.
1607 Imperial Way                         West Deptford, NJ          927,568        1973           40 yrs.
1 Boulden Circle                          New Castle, DE             306,780        1986           40 yrs.
31-55 Read's Way                          New Castle, DE           1,149,943        1986           40 yrs.
3 Boulden Circle                          New Castle, DE             428,976        1987           40 yrs.
5 Boulden Circle                          New Castle, DE             651,394        1987           40 yrs.

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------
601 Delran Parkway                        Delran, NJ                 348,123        1988           40 yrs.
51 Haddonfield Road                       Cherry Hill, NJ          2,003,738        1986           40 yrs.
57 Read's Way                             New Castle, DE             686,487        1985           40 yrs.
1370 Imperial Way                         West Deptford, NJ          274,863        1978           40 yrs.
8 Stow Road                               Marlton, NJ                130,494        1988           40 yrs.
10 Stow Road                              Marlton, NJ                 91,085        1988           40 yrs.
12 Stow Road                              Marlton, NJ                 91,056        1988           40 yrs.
14 Stow Road                              Marlton, NJ                105,765        1988           40 yrs.
1300 Metropolitan Avenue                  West Deptford, NJ          113,275        1972           40 yrs.
701A Route 73 South                       Marlton, NJ                314,011        1987           40 yrs.
701C Route 73 South                       Marlton, NJ                 83,807        1987           40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ             39,635        1973           40 yrs.
1475 Imperial Way                         West Deptford, NJ           52,150        1976           40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ             434,433        1987           40 yrs.
750 Cardinal Drive                        Pureland, NJ               175,604        1989           40 yrs.
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ             253,675        1985           40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ             172,747        1985           40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ             136,636        1985           40 yrs.
406 Lippincott Drive                      Marlton, NJ                106,224        1990           40 yrs.
234 High Hill Road                        Bridgeport, NJ              47,012        1987           40 yrs.
100 Arlington Boulevard                   Bridgeport, NJ              69,025        1996           40 yrs.
100 Berkeley Drive                        Swedesboro, NJ              51,932        1990           40 yrs.
301 Lippincott Drive                      Marlton, NJ                133,557        1988           40 yrs.
303 Lippincott Drive                      Marlton, NJ                119,831        1988           40 yrs.
510 Sharptown Road                        Bridgeport, NJ              23,878        1984           40 yrs.
901 Route 73 (901 Building)               Marlton, NJ                 52,777        1985           40 yrs.
Four Greentree Center                     Marlton, NJ                 48,562        1988           40 yrs.
512 Sharptown Road                        Bridgeport, NJ              26,449        1984           40 yrs.
263 Quigley Blvd                          New Castle, DE               8,430        1987           40 yrs.
34 Blevins Drive                          New Castle, DE               9,684        1987           40 yrs.
104 Gaither Drive                         Mt Laurel, NJ                2,485        1975           40 yrs.
2 Lukens Drive                            New Castle, DE                   -        1988           40 yrs.
1655 Valley Center Parkway                Bethlehem, PA              113,247        1993           40 yrs.
6560 Stonegate Drive                      Allentown, PA              412,465        1989           40 yrs.
6370 Hedgewood Drive                      Allentown, PA              381,336        1990           40 yrs.
6390 Hedgewood Drive                      Allentown, PA              474,228        1990           40 yrs.
1495 Valley Center Parkway                Bethlehem, PA              526,353        1990           40 yrs.
6350 Hedgewood Drive                      Allentown, PA              541,080        1989           40 yrs.
6330 Hedgewood Drive                      Allentown, PA              982,842        1988           40 yrs.
1550 Valley Center Parkway                Bethlehem, PA              509,861        1988           40 yrs.
1560 Valley Center Parkway                Bethlehem, PA              653,025        1988           40 yrs.
6580 Snowdrift Road                       Allentown, PA              510,011        1988           40 yrs.
1510 Valley Center Parkway                Bethlehem, PA              596,623        1988           40 yrs.
1530 Valley Center Parkway                Bethlehem, PA              487,892        1988           40 yrs.
6540 Stonegate Drive                      Allentown, PA              704,737        1988           40 yrs.
974 Marcon Boulevard                      Allentown, PA              456,203        1987           40 yrs.
964 Marcon Boulevard                      Allentown, PA              405,927        1985           40 yrs.
764 Roble Road                            Allentown, PA              208,658        1985           40 yrs.
3174 Airport Road                         Allentown, PA              381,045        1979           40 yrs.
2196 Avenue C                             Allentown, PA              378,173        1980           40 yrs.
2202 Hanger Place                         Allentown, PA              443,767        1981           40 yrs.
2201 Hanger Place                         Allentown, PA              470,974        1981           40 yrs.
954 Marcon Boulevard                      Allentown, PA              301,340        1981           40 yrs.
57 South Commerce Way                     Allentown, PA              178,075        1986           40 yrs.
754 Roble Road                            Allentown, PA              110,527        1986           40 yrs.
894 Marcon Boulevard                      Allentown, PA               67,724        1986           40 yrs.
744 Roble Road                            Allentown, PA              126,142        1986           40 yrs.
944 Marcon Boulevard                      Allentown, PA              101,670        1986           40 yrs.
1685 Valley Center Parkway                Allentown, PA               62,824        1996           40 yrs.
6520 Stonegate Drive                      Allentown, PA               23,295        1976           40 yrs.
7437 Industrial Boulevard                 Allentown, PA              372,593        1990           40 yrs.
2041 Avenue C                             Allentown, PA               49,615        1990           40 yrs.
2124 Avenue C                             Allentown, PA               47,098        1996           40 yrs.
7339 Industrial Boulevard                 Allentown, PA                    -        1988           40 yrs.
7384 Penn Drive                           Allentown, PA              108,782        1975           40 yrs.
7144 Daniels Drive                        Allentown, PA              153,270        1990           40 yrs.
7620 Cetronia Road                        Allentown, PA              146,045        1980           40 yrs.
939 Marcon Blvd                           Allentown, PA              200,244        1990           40 yrs.
100 Brodhead Road                         Allentown, PA               92,025        1996           40 yrs.
1640 Valley Center Parkway                Bethlehem, PA               27,932        1988           40 yrs.
83 South Commerce Way                     Bethlehem, PA               14,737        1996           40 yrs.
85 South Commerce Way                     Bethlehem, PA               13,122        1989           40 yrs.
87 South Commerce Way                     Bethlehem, PA               13,391        1989           40 yrs.
7339 Industrial Blvd                      Allentown, PA               28,399        1989           40 yrs.
12000,001,040 Indian Creek Court          Beltsville, MD           2,133,170        1986           40 yrs.
180,190 Cochrane Drive                    Annapolis, MD            2,765,357        1988           40 yrs.
8280 Patuxent Range Drive                 Columbia, MD               506,481        1978           40 yrs.
8300 Professional Place                   Landover, MD             1,264,179        1978           40 yrs.
8100 Professional Place                   Landover, MD             1,001,037        1987           40 yrs.
8100,8200,8300 Corporate Drive            Landover, MD             1,613,036        1981           40 yrs.
7178-80 Columbia Gateway                  Columbia, MD               248,853        1987           40 yrs.
8200-40 Professional Place                Landover, MD               101,075        1979           40 yrs.
8400 Corporate Drive                      Landover, MD               422,988        1984           40 yrs.
8730 Bollman Place                        Columbia, MD               210,365        1984           40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD               785,006        1984           40 yrs.

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------
9125,9135,9145 Guilford Road              Columbia, MD             1,406,750        1983           40 yrs.
10 South Third Street                     Richmond, VA                 6,481        1930           40 yrs.
1751 Bluehills Drive                      Roanoke, VA                373,351        1991           40 yrs.
4300 Carolina Avenue                      Richmond, VA               681,394        1985           40 yrs.
301 Hill Carter Parkway                   Richmond, VA               221,513        1989           40 yrs.
4001 Carolina Avenue                      Richmond, VA                 9,890        1935           40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA               175,218        1989           40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA               200,418        1990           40 yrs.
5700 Eastport Boulevard                   Richmond, VA               130,427        1990           40 yrs.
11020 Hull Street Road                    Richmond, VA                29,190        1987           40 yrs.
3432 Holland Road                         Virginia Beach, VA          36,210        1989           40 yrs.
3001 Hungary Springs Road                 Richmond, VA                27,797        1984           40 yrs.
7760 Shrader Road                         Richmond, VA                36,939        1987           40 yrs.
7740 Shrader Road                         Richmond, VA                24,121        1989           40 yrs.
4880 Cox Road                             Richmond, VA                89,194        1995           40 yrs.
5162 Valleypointe Parkway                 Roanoke, VA                117,367        1993           40 yrs.
4101-4127 Carolina Avenue                 Richmond, VA               104,417        1973           40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA               234,576        1975           40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA               119,370        1976           40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                75,572        1978           40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA               110,714        1979           40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA               163,304        1981           40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA               164,352        1982           40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA               246,050        1985           40 yrs.
4545-4583 Carolina Avenue                 Richmond, VA               359,442        1985           40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA               138,769        1987           40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA               206,593        1988           40 yrs.
12 S. Third Street                        Richmond, VA                 8,492        1900           40 yrs.
9601 Cosner Drive                         Fredericksburg, VA         165,687        1995           40 yrs.
315 Cardiff Valley Road                   Knoxville, TN              142,033        1994           40 yrs.
2300 East Parham Road                     Richmond, VA                46,313        1988           40 yrs.
1347 Diamond Springs Road                 Virginia Beach, VA         146,845        1980           40 yrs.
5221 Valleypark Drive                     Roanoke, VA                 89,229        1988           40 yrs.
5228 Valleypointe Parkway                 Roanoke, VA                 41,119        1988           40 yrs.
5238 Valleypark Drive                     Roanoke, VA                 89,339        1989           40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA               114,394        1996           40 yrs.
4717-4729 Eubank Road                     Richmond, VA               104,067        1978           40 yrs.
4263F-N. Carolina Ave                     Richmond, VA                19,090        1975           40 yrs.
4200 Oakleys Court                        Richmond, VA                15,722        1990           40 yrs.
1821 Battery Dantzler Road                Chester, VA                 18,795        1990           40 yrs.
5000 Cox Road                             Glen Allen, VA              23,388        1990           40 yrs.
510 Eastpark Court                        Sandston, VA                13,425        1989           40 yrs.
520 Eastpark Court                        Sandston, VA                25,898        1989           40 yrs.
4523 Green Point Drive                    High Point, NC             356,751        1988           40 yrs.
4501 Green Point Drive                    High Point, NC             337,209        1989           40 yrs.
4500 Green Point Drive                    High Point, NC             327,333        1989           40 yrs.
2427 Penny Road                           High Point, NC             911,816        1990           40 yrs.
4524 Green Point Drive                    High Point, NC             344,111        1988           40 yrs.
4328, 4336 Federal Drive                  High Point, NC             354,418        1995           40 yrs.
200 Centreport Drive                      Greensboro, NC             192,570        1986           40 yrs.
4344 Federal Drive                        High Point, NC              21,403        1996           40 yrs.
202 Centreport Drive                      Greensboro, NC             169,548        1990           40 yrs.
4000 Piedmont Parkway                     High Point, NC             122,232        1988           40 yrs.
1730 Stebbins Drive                       Houston, TX                217,699        1973           40 yrs.
5911-5925 Richard Street                  Jacksonville, FL           206,188        1977           40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL           229,451        1973           40 yrs.
8775 Baypine Road                         Jacksonville, FL           466,088        1989           40 yrs.
8539 Western Way                          Jacksonville, FL           673,736        1987           40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL           679,901        1987           40 yrs.
6600-6660 Suemac Place                    Jacksonville, FL           722,196        1973           40 yrs.
6800-6850 Suemac Place                    Jacksonville, FL           428,359        1973           40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL           852,564        1987           40 yrs.
8540 Baycenter Road                       Jacksonville, FL           402,468        1984           40 yrs.
1200 Gulf Life Drive                      Jacksonville, FL         4,378,882        1984           40 yrs.
8400 Baymeadows Way                       Jacksonville, FL           477,358        1987           40 yrs.
8614 Baymeadows Way                       Jacksonville, FL           240,238        1986           40 yrs.
5941-5975 Richard Street                  Jacksonville, FL           486,171        1978           40 yrs.
7970 Bayberry Road                        Jacksonville, FL           343,613        1978           40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL           595,909        1979           40 yrs.
7898 Baymeadows Way                       Jacksonville, FL           669,970        1979           40 yrs.
5977-6607 Richard Street                  Jacksonville, FL           758,810        1980           40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL           861,007        1980           40 yrs.
7954 & 7960 Baymeadows Way                Jacksonville, FL           877,689        1982           40 yrs.
8787 Baypine Road                         Jacksonville, FL        10,219,370        1990           40 yrs.
7077 Bonneval Road                        Jacksonville, FL           530,100        1988           40 yrs.
4190 Belfort Road                         Jacksonville, FL           556,333        1986           40 yrs.
8011, 8021, 8031 Phillips Highway         Jacksonville, FL           198,751        1987           40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL            38,045        1996           40 yrs.
7040 AC Skinner Parkway                   Jacksonville, FL            92,338        1996           40 yrs.
11777 Central Highway                     Jacksonville, FL           283,406        1985           40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL             5,139        1996           40 yrs.
4001,4051,4101 Fowler Avenue              Tampa, FL                  898,330        1987           40 yrs.
5501-5502 Pioneer Park Boulevard          Tampa, FL                  106,279        1981           40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                   88,086        1979           40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                  111,647        1986           40 yrs.

                                                                Accumulated
                                                                Depreciation      Date of      Depreciable
              Project                           City             @ 12/31/95     Construction   Life (years)
--------------------------------------    -------------------   ------------    ------------   ------------
8401-8408 Benjamin Road                   Tampa, FL                  112,282        1986           40 yrs.
3501 Riga Blvd                            Tampa, FL                   31,891        1987           40 yrs.
111 Kelsey Lane                           Tampa, FL                    6,094        1990           40 yrs.
2 Kings Hill Avenue                       West Malling, UK             9,864        1940           40 yrs.
50 Gibson Drive                           West Malling, UK           392,960        1996           40 yrs.
50 Kings Hill Avenue                      West Malling, UK                 -        1996           40 yrs.
25 Kings Hill Avenue                      West Malling, UK            17,900        1996           40 yrs.
                                                               -------------
Subtotal Operating Real Estate                                 $ 119,151,189
                                                               =============

DEVELOPMENT PROPERTIES
3000 Horizon Blvd                         King of Prussia, PA  $           -        1996        N/A
8801 Tinicum Boulevard                    Philadelphia, PA                 -        1996        N/A
50 Morehall Road                          Malvern, PA                      -        1996        N/A
231 Lake Drive                            New Castle, DE                   -        1995        N/A
15 Boulden Circle                         New Castle, DE                   -        1996        N/A
404 Lippincott Drive                      Marlton, NJ                      -        1996        N/A
402 Lippincott Drive                      Marlton, NJ                      -        1996        N/A
1455 Valley Center Parkway                Bethlehem, PA                    -        1995        N/A
1650 Valley Center Parkway                Bethlehem, PA                    -        1996        N/A
1660 Valley Center Parkway                Bethlehem, PA                    -        1996        N/A
Nestle Way                                Allentown, PA                    -        1996        N/A
Southpoint Pkwy                           Jacksonville, FL                 -        1996        N/A
7018 AC Skinner Parkway                   Jacksonville, FL                 -        1996        N/A
5900 Eastport Boulevard                   Richmond, VA                     -        1995        N/A
5251 Concourse Drive                      Roanoke, VA                      -        1995        N/A
501 Liberty Way                           Chester, VA                      -        1996        N/A
13033 Kingston Ave                        Chester, VA                      -        1996        N/A
5701-5799 Eastport Blvd                   Richmond, VA                     -        1996        N/A
Centreport III                            Greensboro, NC                   -        1995        N/A
Federal Ridge III - Distr Bldg            Greensboro, NC                   -        1996        N/A
Federal Ridge III - Flex Bldg             Greensboro, NC                   -        1996        N/A
6532 Judge Adams Road                     Whitsette, NC                    -        1996        N/A
                                                                  ----------
Subtotal Development in Progress                                  $        -
                                                                  ==========

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                 Boothwyn, PA                    -        1988        N/A
132 Welsh Road                             Horsham, PA                     -        1995        N/A
Three Country View Road                    Malvern, PA                     -        1995        N/A
550 Lapp Road                              Malvern, PA                     -        1995        N/A
South Commerce Way Land                    Bethlehem, PA                   -        1996        N/A
Cedar Hollow Road Land                     Malvern, PA                     -        1996        N/A
Walnut Grove Land                          Horsham, PA                     -        1996        N/A
3604 Horizon Blvd                          King of Prussia, PA             -        1996        N/A
3606 Horizon Blvd                          King of Prussia, PA             -        1996        N/A
Swedes Run Business Park Land              Delran, NJ                      -        1992        N/A
Marlton Executive Park Land                Marlton, NJ                     -        1994        N/A
Commodore 295                              Logan Twp., NJ                  -        1995        N/A
Marlton Executive Park Land                Marlton, NJ                     -        1996        N/A
200 Exeter Court                           Bridgeport, NJ                  -        1996        N/A
17 Boulden Circle                          New Castle, DE                  -        1987        N/A
Lehigh Valley Corporate Center Land        Bethlehem, PA                   -        1987        N/A
Lehigh Valley West Lots 13,14,15           Allentown, PA                   -        1995        N/A
Valleypointe Land                          Richmond, VA                    -        1995        N/A
Fairgrounds IRS Land                       Richmond, VA                    -        1995        N/A
Rivers' Bend Land                          Chesterfield, VA                -        1995        N/A
Oakleys Center Land                        Richmond, VA                    -        1996        N/A
Technology Pointe Land                     Glen Allen, VA                  -        1996        N/A
Woodlands Center Land                      Sandston, VA                    -        1996        N/A
Mendenhall Land                            High Point, NC                  -        1995        N/A
6532 Judge Adams Road                      Whitsette, NC                   -        1996        N/A
Southpoint Business Park Land              Jacksonville, FL                -        1994        N/A
Liberty Business Park Land                 Jacksonville, FL                -        1995        N/A
7024 AC Skinner Parkway                    Jacksonville, FL                -        1996        N/A
7014 AC Skinner Parkway                    Jacksonville, FL                -        1996        N/A
Crenshaw Street                            Tampa, FL                       -        1995        N/A
Silo Bend Land                             Tampa, FL                       -        1996        N/A
Silo Bend Land                             Tampa, FL                       -        1996        N/A
                                                                ------------
Subtotal Land Held for Development                              $          -
                                                                ============

TOTAL ALL PROPERTIES                                            $119,151,189
                                                                ============


*     Denotes property is collateralized under the Line of Credit with G.E. Capital
**    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual and American
        General totalling $146.7 million
***   Denotes property is collateralized under Line of Credit with Bank of Boston with a capacity of
        $80.0 million. Properties currently collateralized allow the Company to borrow up to $25.0 million.
****  Rouse leases land from Kent County Council.

                                    -88-

                                                            SCHEDULE III

                      LIBERTY PROPERTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                        FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------

                                        1996 <F1>   1995 <F1>  1994 <F2>
                                        ----------  ---------  ---------

REAL ESTATE:
 Balance at beginning of year           $  920,230  $ 586,789  $ 432,970
   Additions                               268,066    333,441    153,819
   Disposition of property                  (9,583)        --         --
                                        ----------  ---------  ---------

 Balance at end of year                 $1,178,713  $ 920,230  $ 586,789
                                        ==========  =========  =========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year           $   94,183  $  74,508  $  62,532
   Depreciation expense                     24,968     19,675     11,976
                                        ----------  ---------  ---------

 Balance at end of year                 $  119,151  $  94,183  $  74,508
                                        ==========  =========  =========

<F1>  Liberty Property Trust
<F2>  Liberty Property Trust and Rouse Group Combined

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------
ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------------------------------------------------------------
MANAGEMENT
----------
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Except as set forth under the caption "Executive Officers" in Part I, the information required by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Trust's definitive proxy statement for its Annual Meeting of Shareholders (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference) presently scheduled for May 21, 1997, which proxy statement will be filed pursuant to Regulation 14A not later than April 30, 1997, in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM
----------------------------------------------------------------------
8-K
---

The following consolidated Financial Statements of Liberty Property Trust, Liberty Property Limited Partnership and Rouse Group (The
Predecessor) are included in Item 8.

(A)   1.  FINANCIAL STATEMENTS AND REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust
---------------------------------------------
Balance Sheet:
Liberty Property Trust Consolidated as of December 31, 1996 and 1995

Statement of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to
   December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Statements of Shareholders' Equity and Owners' Deficit:
Liberty Property Trust Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to
   December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Notes to Financial Statements

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership
-----------------------------------------------------------
Balance Sheet:
Liberty Property Limited Partnership Consolidated as of December 31,
  1996 and 1995

Statement of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to
   December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Statements of Owners' Equity and Owners' Deficit:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to
   December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1996 and 1995 and for the period from June 23, 1994 to
   December 31, 1994
Rouse Group Combined for the period from January 1, 1994 to June 22,
   1994

Notes to Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES:
Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.   EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

 EXHIBIT NO.                             DESCRIPTION
-------------   --------------------------------------------------------

     * 3.1 First Restated and Amended Agreement of Limited Partner-ship Limited Partnership, dated June 19, 1995, as amended.

    ** 3.1.1    Second Amendment to Agreement of Limited Partnership.

  **** 3.2.1    Third Amendment to Agreement of Limited Partnership,
                dated December 30, 1996.

  **** 3.2      Declaration of Trust, as amended of the Trust.

  **** 3.3      By-laws of Trust.

  **** 4.1 Indenture between the Operating Partnership and Bank of Boston, as Trustee, including Guaranty Provisions and Form of Debenture.

+    * 10.1     Liberty Property Trust Share Incentive Plan.

  **** 10.2     Employment Agreement between the Company and Willard G.
                Rouse III.

  **** 10.3     Employment Agreement between the Company and George F.
                Congdon.

  **** 10.4     Employment Agreement between the Company and Joseph P.
                Denny.

  **** 10.5     Contribution Agreement.

  **** 10.6     Amended and Restated Limited Partnership Agreements of
                Pre-existing Pennsylvania Partnerships.

  **** 10.7     Agreement of Sale for the Acquisition Properties.

  **** 10.8     Option Agreement and Right of First Offer.

  **** 10.9     Form of Indemnity Agreement.

 ***** 10.10    Contribution Agreement among the Trust, the Operating
                Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties.

 ***** 10.11    Employment Agreement between the Company and Alan
                Lingerfelt.

****** 10.12    Amendment and Restated Revolving Loan Agreement and
                Note Modification, dated as of May 1, 1995, between
                General Electric Capital Corporation, as Dollar
                Lender, G.E. Capital Corporation (Funding) Limited, as Pound Lender, and Liberty Property Limited
                Partnership, as Borrower (including exhibits thereto).

    ** 10.13 Amended Exhibit A, dated as of February 29, 1996 of the Liberty Property Limited Partnership Agreement.

       10.14    Loan Agreement between Liberty Property Limited
                Partnership and Liberty Property Trust and the
                The First National Bank of Boston, dated December 13,
                1996.

     * 21.1     Subsidiaries of the Registrants.

       23.1     Consent of Ernst & Young, LLP on Liberty Property Trust.

       23.2     Consent of Ernst & Young, LLP on Liberty Property
                Limited Partnership.

       27.1     Financial Data Schedule. (EDGAR Version Only)

     * 99.2     Waiver of Agreement.

----------------

     * Incorporated by Reference to exhibit of the same number filed with the Registrants' Quarterly Report on Form 10-Q dated August 14, 1995.

    ** Incorporated by reference to exhibit of the same number filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   *** Incorporated by reference to exhibit of the same number filed with the Trusts' Registration Statement on Form S-11, Reg. No. 333-2221l.

  **** Incorporated by reference to exhibit of the same number filed with the Trusts' Registration Statement on Form S-11, Reg. No. 33-77084.

 ***** Incorporated by reference to exhibit 10.1 filed with the Registrants' Current Report on Form 8-K, dated March 3, 1995.

 ***** Incorporated by reference to exhibit 10.2 filed with the Registrants' Current Report on Form 8-K, dated March 3, 1995.

****** Incorporated by reference to exhibit 10.1 to the Registrants' Registration Statement on Form S-3,
                Reg. No. 33-94782.

    + Indicates a management employment contract or compensa-tion agreement.

(B)  REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K
     -------------------

     Report on Form 8-K dated December 10, 1996 filed under Item 5 relating to the acquisition of eighteen properties during the period from January 1, 1996 to December 10, 1996. The report included a Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and Liberty Property Limited Partnership, and Pro Forma Consolidated Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIBERTY PROPERTY TRUST



Date:  Februrary 26, 1997        By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                              Chairman of the Board
                              of Trustees and Chief
                              Executive Officer
                              (Principal Executive
/s/ Willard G. Rouse III      Officer)                 February 26, 1997
---------------------------
Willard G. Rouse III


                              Chief Financial Officer
                              and Treasurer (Principal
                              Financial and Accounting
/s/ George J. Alburger, Jr.   Officer)                 February 26, 1997
---------------------------
George J. Alburger, Jr.



/s/ Joseph P. Denny           Trustee                  February 26, 1997
---------------------------
Joseph P. Denny



/s/ George F. Congdon         Trustee                  February 26, 1997
---------------------------
George F. Congdon


/s/ M. Leanne Lachman         Trustee                  February 26, 1997
---------------------------
M. Leanne Lachman

/s/ Frederick F. Buchholz     Trustee                  February 26, 1997
---------------------------
Frederick F. Buchholz


/s/ J. Anthony Hayden         Trustee                  February 26, 1997
---------------------------
J. Anthony Hayden


/s/ David L. Lingerfelt       Trustee                  February 26, 1997
---------------------------
David L. Lingerfelt


/s/ John A. Miller            Trustee                  February 26, 1997
---------------------------
John A. Miller, CLU


/s/ Stephen B. Siegel         Trustee                  February 26, 1997
---------------------------
Stephen B. Siegel

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                                BY:  Liberty Property Trust
                                     General Partner



Date:  February 26, 1997       By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                              Trustee of the
/s/ Joseph P. Denny           General Partner          February 26, 1997
---------------------------
Joseph P. Denny


                              Trustee of the
/s/ George F. Congdon         General Partner          February 26, 1997
---------------------------
George F. Congdon


                              Trustee of the
/s/ M. Leanne Lachman         General Partner          February 26, 1997
---------------------------
M. Leanne Lachman


                              Trustee of the
/s/ Frederick F. Buchholz     General Partner          February 26, 1997
---------------------------
Frederick F. Buchholz


                              Trustee of the
/s/ J. Anthony Hayden         General Partner          February 26, 1997
---------------------------
J. Anthony Hayden

                              Trustee of the
/s/ David L. Lingerfelt       General Partner          February 26, 1997
---------------------------
David L. Lingerfelt


                              Trustee of the
/s/ John A. Miller            General Partner          February 26, 1997
---------------------------
John A. Miller, CLU


                              Trustee of the
/s/ Stephen B. Siegel         General Partner          February 26, 1997
---------------------------
Stephen B. Siegel

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                             DESCRIPTION
-------------   --------------------------------------------------------

     * 3.1 First Restated and Amended Agreement of Limited Partner-ship Limited Partnership, dated June 19, 1995, as amended.

    ** 3.1.1    Second Amendment to Agreement of Limited Partnership.

  **** 3.2.1    Third Amendment to Agreement of Limited Partnership,
                dated December 30, 1996.

  **** 3.2      Declaration of Trust, as amended of the Trust.

  **** 3.3      By-laws of Trust.

  **** 4.1 Indenture between the Operating Partnership and Bank of Boston, as Trustee, including Guaranty Provisions and Form of Debenture.

+    * 10.1     Liberty Property Trust Share Incentive Plan.

  **** 10.2     Employment Agreement between the Company and Willard G.
                Rouse III.

  **** 10.3     Employment Agreement between the Company and George F.
                Congdon.

  **** 10.4     Employment Agreement between the Company and Joseph P.
                Denny.

  **** 10.5     Contribution Agreement.

  **** 10.6     Amended and Restated Limited Partnership Agreements of
                Pre-existing Pennsylvania Partnerships.

  **** 10.7     Agreement of Sale for the Acquisition Properties.

  **** 10.8     Option Agreement and Right of First Offer.

  **** 10.9     Form of Indemnity Agreement.

 ***** 10.10    Contribution Agreement among the Trust, the Operating
                Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties.

 ***** 10.11    Employment Agreement between the Company and Alan
                Lingerfelt.

****** 10.12    Amendment and Restated Revolving Loan Agreement and
                Note Modification, dated as of May 1, 1995, between
                General Electric Capital Corporation, as Dollar
                Lender, G.E. Capital Corporation (Funding) Limited, as Pound Lender, and Liberty Property Limited
                Partnership, as Borrower (including exhibits thereto).

    ** 10.13 Amended Exhibit A, dated as of February 29, 1996 of the Liberty Property Limited Partnership Agreement.

       10.14    Loan Agreement between Liberty Property Limited
                Partnership and Liberty Property Trust and the
                The First National Bank of Boston, dated December 13,
                1996.

     * 21.1     Subsidiaries of the Registrants.

       23.1     Consent of Ernst & Young, LLP on Liberty Property Trust.

       23.2     Consent of Ernst & Young, LLP on Liberty Property
                Limited Partnership.

       27.1     Financial Data Schedule. (EDGAR Version Only)

     * 99.2     Waiver of Agreement.

----------------

     * Incorporated by Reference to exhibit of the same number filed with the Registrants' Quarterly Report on Form 10-Q dated August 14, 1995.

    ** Incorporated by reference to exhibit of the same number filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   *** Incorporated by reference to exhibit of the same number filed with the Trusts' Registration Statement on Form S-11, Reg. No. 333-2221l.

  **** Incorporated by reference to exhibit of the same number filed with the Trusts' Registration Statement on Form S-11, Reg. No. 33-77084.

 ***** Incorporated by reference to exhibit 10.1 filed with the Registrants' Current Report on Form 8-K, dated March 3, 1995.

 ***** Incorporated by reference to exhibit 10.2 filed with the Registrants' Current Report on Form 8-K, dated March 3, 1995.

****** Incorporated by reference to exhibit 10.1 to the Registrants' Registration Statement on Form S-3,
                Reg. No. 33-94782.

    + Indicates a management employment contract or compensa-tion agreement.