Form 10-Q
period 1997-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1997-05-15
CIK 921112, 921113

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                       FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:  1-13130 (Liberty Property Trust)
                         1-13132 (Liberty Property Limited Partnership)



               LIBERTY PROPERTY TRUST
        LIBERTY PROPERTY LIMITED PARTNERSHIP
   (Exact name of registrants as specified in their governing documents)


MARYLAND (Liberty Property Trust)                           23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)         23-2766549
(State or other jurisdiction of
incorporation or organization)  (I.R.S. Employer Identification Number)

65 Valley Stream Parkway, Suite 100, Malvern, Pennsylvania       19355
(Address of Principal Executive Offices)                     (Zip Code)

Registrants' Telephone Number, Including Area Code       (610)648-1700

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the
past ninety (90) days.  YES  X    NO

On May 13, 1997, 40,842,514 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

      LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
             FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1997

INDEX
-----

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements (unaudited)                         Page
                                                                  ----
         Consolidated balance sheet of Liberty Property
         Trust at March 31, 1997 and December 31, 1996.              4

         Consolidated statement of operations of Liberty
         Property Trust for the three months ended March
         31, 1997 and March 31, 1996.                                5

         Consolidated statement of cash flows of Liberty
         Property Trust for the three months ended March
         31, 1997 and March 31, 1996.                                6

         Notes to consolidated financial statements for
         Liberty Property Trust.                                     7

         Consolidated balance sheet of Liberty Property
         Limited Partnership at March 31, 1997 and
         December 31, 1996.                                          9

         Consolidated statement of operations of Liberty
         Property Limited Partnership for the three months
         ended March 31, 1997 and March 31, 1996.                   10

         Consolidated statement of cash flows of Liberty
         Property Limited Partnership for the three months
         ended March 31, 1997 and March 31, 1996.                   11

         Notes to consolidated financial statements for
         Liberty Property Limited Partnership.                      12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                    13-17

Part II. Other Information                                          18
--------------------------

Signatures                                                          19

--------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities.

        CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY TRUST
                            (IN THOUSANDS)

                                                      MARCH 31, 1997    DECEMBER 31, 1996
                                                      --------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  168,376         $  140,196
  Buildings and improvements                             1,027,019            908,835
  Less accumulated depreciation                           (126,110)          (119,151)
                                                        ----------         ----------
Operating real estate                                    1,069,285            929,880

  Development in progress                                   75,963             85,628
  Land held for development                                 49,663             44,054
                                                        ----------         ----------
Net real estate                                          1,194,911          l,059,562

Cash and cash equivalents                                   20,146             19,612
Accounts receivable                                          9,728              8,707
Deferred financing and leasing costs, net of
  accumulated amortization (1997, $32,759;
  1996, $30,985)                                            26,172             27,013
Prepaid expenses and other assets                           40,755             37,718
                                                        ----------         ----------
Total assets                                            $1,291,712         $1,152,612
                                                        ==========         ==========

LIABILITIES
Mortgage loans                                          $  313,662         $  240,803
Subordinated debentures                                    150,244            171,214
Lines of credit                                            152,754            266,692
Accounts payable                                             8,450              6,294
Accrued interest                                             3,919              7,411
Dividend payable                                            17,781             14,248
Other liabilities                                           33,980             28,923
                                                        ----------         ----------
Total liabilities                                          680,790            735,585

Minority interest                                           51,655             41,495

SHAREHOLDERS' EQUITY
Common shares of beneficial interest, $.001 par value,
  200,000,000 shares authorized, 39,989,463 and
  31,400,361 shares issued and outstanding as of
  March 31, 1997 and December 31, 1996,
  respectively                                                  40                 31
Additional paid-in capital                                 560,281            370,813
Unearned compensation                                       (1,303)            (1,408)
Retained earnings                                              249              6,096
                                                        ----------         ----------
Total shareholders' equity                                 559,267            375,532
                                                        ----------         ----------
Total liabilities and shareholders' equity              $1,291,712         $1,152,612
                                                        ==========         ==========

See accompanying notes.

        CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY TRUST
            (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE              THREE
                                                          MONTHS ENDED       MONTHS ENDED
                                                         MARCH 31, 1997     MARCH 31, 1996
                                                         --------------     --------------
REVENUE
Rental                                                       $ 34,641          $25,952
Operating expense reimbursement                                10,849            8,905
Management fees                                                   153              505
Interest and other                                                839            1,201
                                                             --------          -------
Total revenue                                                  46,482           36,563
                                                             --------          -------

OPERATING EXPENSES
Rental property expenses                                        8,639            7,817
Real estate taxes                                               3,280            2,565
General and administrative                                      2,487            1,637
Depreciation and amortization                                   7,970            6,456
                                                             --------          -------
Total operating expenses                                       22,376           18,475
                                                             --------          -------

Operating income                                               24,106           18,088

Interest expense                                               12,582            9,134
                                                             --------          -------
Income before minority interest                                11,524            8,954

Minority interest                                                 975              965
                                                             --------          -------

Net income                                                   $ 10,549          $ 7,989
                                                             ========          =======

Net income per common share - primary                        $   0.32          $  0.28
                                                             ========          =======

Dividends declared per common share                          $   0.41          $  0.40
                                                             ========          =======

Weighted average number of common shares outstanding           32,781           28,473
                                                             ========          =======

See accompanying notes.

             CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                (UNAUDITED AND IN THOUSANDS)

                                                          THREE              THREE
                                                       MONTHS ENDED       MONTHS ENDED
                                                      MARCH 31, 1997     MARCH 31, 1996
                                                      --------------     --------------
OPERATING ACTIVITIES
Net income                                              $  10,549           $   7,989
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                          7,970               6,456
     Amortization of deferred financing costs               1,139               1,157
     Minority interest in net income                          975                 965
     Gain on sale                                               -                (377)
     Noncash compensation                                     105                  22
     Changes in operating assets and liabilities:
        Accounts receivable                                (1,021)             (1,620)
        Prepaid expense and other assets                   (1,854)                 50
        Accounts payable                                    2,156                (338)
        Accrued interest on existing debt                  (3,492)             (4,656)
        Other liabilities                                   5,624              (3,489)
                                                         ---------           ---------
Net cash provided by operating activities                  22,151               6,159
                                                         ---------           ---------
INVESTING ACTIVITIES
     Investment in properties                             (68,887)             (7,979)
     Investment in development in progress                (31,321)            (15,473)
     Investment in land held for development               (5,609)             (2,089)
     Increase in deferred leasing costs                    (1,644)               (336)
                                                         ---------           ---------
Net cash used in investing activities                    (107,461)            (25,877)
                                                         ---------           ---------

FINANCING ACTIVITIES
     Net proceeds from sale of common stock               174,173                   -
     Proceeds from mortgage loans                          42,465                   -
     Repayments of mortgage loans                            (647)               (195)
     Proceeds from lines of credit                         56,062              42,063
     Repayments on line of credit                        (170,000)                  -
     (Increase) decrease in deposits on pending
       acquisitions                                        (1,293)              1,446
     (Increase) decrease in deferred financing costs         (390)                179
     Dividends                                            (12,862)            (11,339)
     Distributions to partners                             (1,664)             (1,329)
                                                         ---------           ---------

Net cash provided by financing activities                  85,844              30,825

Increase in cash and cash equivalents                         534              11,107

Cash and cash equivalents at beginning of period           19,612              10,629
                                                         ---------           ---------

Cash and cash equivalents at end of period               $ 20,146           $  21,736
                                                         =========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $    257           $     898
Acquisition of properties                                 (36,574)                  -
Assumption of mortgage loans                               31,041                   -
Issuance of operating partnership units                     5,533                   -
Noncash compensation                                          567                 353
Conversion of subordinated debentures                      20,970               5,052
                                                         =========          =========

See accompanying notes.

                         LIBERTY PROPERTY TRUST

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

Note 2 - Organization
---------------------

The Trust, a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At March 31, 1997, the Trust owned an 91.52% interest in the Operating Partnership as its sole general partner and a .02% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust.

After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments.

The Company completed a follow-on offering (the "Follow-on Offering") on March 24, 1997 of 7,500,000 Common Shares. On April 1, 1997, the overallotment option was exercised, resulting in the issuance of an additional 750,000 Common Shares.

   CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (IN THOUSANDS)


                                                      MARCH 31, 1997    DECEMBER 31, 1996
                                                      --------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  168,376         $  140,196
  Buildings and improvements                             1,027,019            908,835
  Less accumulated depreciation                           (126,110)          (119,151)
                                                        ----------         ----------
Operating real estate                                    1,069,285            929,880

  Development in progress                                   75,963             85,628
  Land held for development                                 49,663             44,054
                                                        ----------         ----------
Net real estate                                          1,194,911          l,059,562

Cash and cash equivalents                                   20,146             19,612
Accounts receivable                                          9,728              8,707
Deferred financing and leasing costs, net of
  accumulated amortization (1997, $32,759;
  1996, $30,985)                                            26,172             27,013
Prepaid expenses and other assets                           40,755             37,718
                                                        ----------         ----------
Total assets                                            $1,291,712         $1,152,612
                                                        ==========         ==========

LIABILITIES
Mortgage loans                                          $  313,662         $  240,803
Subordinated debentures                                    150,244            171,214
Lines of credit                                            152,754            266,692
Accounts payable                                             8,450              6,294
Accrued interest                                             3,919              7,411
Dividend payable                                            17,781             14,248
Other liabilities                                           33,980             28,923
                                                        ----------         ----------
Total liabilities                                          680,790            735,585

OWNERS' EQUITY
General partner's equity                                   559,267            375,532
Limited partners' equity                                    51,655             41,495
                                                        ----------         ----------
Total owners' equity                                       610,922            417,027
                                                        ----------         ----------
Total liabilities and owners' equity                    $1,291,712         $1,152,612
                                                        ==========         ==========

See accompanying notes.

               CONSOLIDATED STATEMENT OF OPERATIONS OF
                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                    (UNAUDITED AND IN THOUSANDS)

                                                             THREE              THREE
                                                          MONTHS ENDED       MONTHS ENDED
                                                         MARCH 31, 1997     MARCH 31, 1996
                                                         --------------     --------------
REVENUE
Rental                                                       $34,641           $25,952
Operating expense reimbursement                               10,849             8,905
Management fees                                                  153               505
Interest and other                                               839             1,201
                                                             -------           -------
Total revenue                                                 46,482            36,563
                                                             -------           -------

OPERATING EXPENSES
Rental property expenses                                       8,639             7,817
Real estate taxes                                              3,280             2,565
General and administrative                                     2,487             1,637
Depreciation and amortization                                  7,970             6,456
                                                             -------           -------
Total operating expenses                                      22,376            18,475
                                                             -------           -------

Operating income                                              24,106            18,088

Interest expense                                              12,582             9,134
                                                             -------           -------
Net income                                                   $11,524           $ 8,954
                                                             =======           =======

Net income allocated to general partner                      $10,549           $ 7,989
Net income allocated to limited partners                         975               965
                                                             =======           =======

See accompanying notes.

 CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                           (UNAUDITED AND IN THOUSANDS)

                                                          THREE              THREE
                                                       MONTHS ENDED       MONTHS ENDED
                                                      MARCH 31, 1997     MARCH 31, 1996
                                                      --------------     --------------
OPERATING ACTIVITIES
Net income                                               $  11,524          $   8,954
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                           7,970              6,456
     Amortization of deferred financing costs                1,139              1,157
     Gain on sale                                                -               (377)
     Noncash compensation                                      105                 22
     Changes in operating assets and liabilities:
        Accounts receivable                                 (1,021)            (1,620)
        Prepaid expense and other assets                    (1,854)                50
        Accounts payable                                     2,156               (338)
        Accrued interest on existing debt                   (3,492)            (4,656)
        Other liabilities                                    5,624             (3,489)
                                                         ---------          ---------
Net cash provided by operating activities                   22,151              6,159
                                                         ---------          ---------

INVESTING ACTIVITIES
     Investment in properties                              (68,887)            (7,979)
     Investment in development in progress                 (31,321)           (15,473)
     Increase in land held for development                  (5,609)            (2,089)
     Increase in deferred leasing costs                     (1,644)              (336)
                                                         ---------          ---------
Net cash used in investing activities                     (107,461)           (25,877)
                                                         ---------          ---------

FINANCING ACTIVITIES
     Proceeds from mortgage loans                           42,465                  -
     Repayments of mortgage loans                             (647)              (195)
     Proceeds from lines of credit                          56,062             42,063
     Repayments on line of credit                         (170,000)                 -
     (Increase) decrease in deposits on pending
       acquisitions                                         (1,293)             1,446
     (Increase) decrease in deferred financing costs          (390)               179
     Capital contributions                                 174,173                  -
     Distribution to partners                              (14,526)           (12,668)
                                                         ---------          ---------

Net cash provided by financing activities                   85,844             30,825

Increase in cash and cash equivalents                          534             11,107

Cash and cash equivalents at beginning of period            19,612             10,629
                                                         ---------          ---------

Cash and cash equivalents at end of period               $  20,146          $  21,736
                                                         =========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $     257          $     898
Acquisition of properties                                  (36,574)                 -
Assumption of mortgage loans                                31,041                  -
Issuance of operating partnership units                      5,533                  -
Noncash compensation                                           567                353
Conversion of subordinated debentures                       20,970              5,052
                                                         =========          =========

See accompanying notes.

                    LIBERTY PROPERTY LIMITED PARTNERSHIP

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust", and together with the Operating Partnership referred to as the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At March 31, 1997, the Trust owned an a 91.52% interest in the Operating Partnership as its sole general partner and a .02% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of $230 million of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. After June 23, 1995, the Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments.

The Company also completed a follow-on offering (the "Follow-on
Offering") on March 24, 1997 of 7,500,000 Common Shares. On April 1, 1997, the overallotment option was exercised, resulting in the issuance of an additional 750,000 Common Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following discussion compares the activities of the Company for the three month period ended March 31, 1997 (unaudited) with the activities of the Company for the three month period ended March 31, 1996
(unaudited). As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

For the three month period ended March 31, 1997 compared to the three
------------------------------------------------------------------------
month period ended March 31, 1996.
-----------------------------------

Rental revenues increased from $26.0 million to $34.6 million, or by 33% for the three month periods ended March 31, 1996 to 1997. This increase is primarily due to the increase in the number of properties in operation ("Operating Properties") during the respective periods. As of March 31, 1996, the Company had 213 Operating Properties, and as of March 31, 1997, the Company had 285 Operating Properties. From January 1, 1996 through March 31, 1996, the Company acquired 5 properties, for a Total Investment of approximately $18.4 million. From January 1, 1997 through March 31, 1997, the Company acquired or completed the development on 26 properties for a Total Investment of approximately $158.9 million. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Operating expense reimbursement increased from $8.9 million for the three month period ended March 31, 1996 to $10.8 million for the three month period ended March 31, 1997. This increase is a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 85.8% for the three month period ended March 31, 1996 to 91.0% for the three month period ended March 31, 1997, due to the increase in occupancy.

Rental property and real estate tax expenses increased from $10.4 million for the three month period ended March 31, 1996 to $11.9 million for the three month period ended March 31, 1997. This increase is due to the increase in the number of properties owned during the respective periods, partly offset by a reduction in snow removal and other seasonal operating costs during the mild 1997 winter compared to the severe 1996 winter.

Property level operating income for the "Same Store" properties (properties owned as of January 1, 1996) increased from $23.8 million for the three month period ended March 31, 1996 to $25.3 million for the three month period ended March 31, 1997, and increase of 6.6%. This increase is due principally to increases in the occupancy and increases in the rental rates for the properties.

Set forth below is a schedule comparing the property level operating income for the Same Store properties for the three month periods ended March 31, 1997 and 1996.

                                               Three Months Ended
                                        ------------------------------
                                                (In thousands)
                                        ------------------------------
                                        March 31, 1997  March 31, 1996
                                        --------------  --------------
Rental revenue                             $26,237         $25,108
Operating expense reimbursement              7,983           8,575
                                           -------         -------
                                            34,220          33,683

Rental property expenses                     6,471           7,478
Real estate taxes                            2,429           2,444
                                           -------         -------
Property level operating income            $25,320         $23,761
                                           =======         =======

General and administrative expenses increased by $850,000 from the three months ended March 31, 1996 to the comparable period in 1997, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods.

Depreciation and amortization expense increased from $6.5 million for the three month period ended March 31, 1996 to $8.0 million for the three month period ended March 31, 1997. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased from $9.1 million for the three month period ended March 31, 1996 to $12.6 million for the three month period ended March 31, 1997. This increase is due to an increase in the average debt outstanding for the first quarter of 1996 compared to the first quarter of 1997, which equalled $492.3 million and $647.7 million, respectively, and increases in interest rates, partially offset by reduced interest as a result of the Debenture conversions.

As a result of the foregoing, the Company's operating income increased from $18.1 million for the three month period ended March 31, 1996 to $24.1 million for the three month period ended March 31, 1997. In addition, income before minority interest for the three month periods increased by 28%, from $9.0 million for the three month period ended March 31, 1996 to $11.5 million for the three month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had cash and cash equivalents of $20.1 million. Working capital at March 31, 1997 was $17.5 million.

Net cash flow provided by operating activities increased from $6.2 million for the three month period ended March 31, 1996, to $22.2 million for the three month period ended March 31, 1997. This $16.0 million increase was primarily due to the cash provided by the additional Operating Properties in service during the latter period.

Net cash used in investing activities increased from $25.9 million for the three month period ended March 31, 1996, to $107.5 million for the three month period ended March 31, 1997. This increase was a result of increased acquisition activity in the first quarter of 1997, including the acquisition of a portfolio of 16 properties in the Minneapolis, Minnesota marketplace.

Net cash provided by financing activities increased from $30.8 million for the three month period ended March 31, 1996, to $85.8 million for the three month period ended March 31, 1997. This increase was attributable to the Follow-On Offering which was completed on March 24, 1997 which resulted in the issuance of 7,500,000 Common Shares.

The Company believes that its undistributed cash flow from operations are adequate to fund its short-term liquidity requirements.

The Company has funded its long-term liquidity requirements such as property acquisition and development activities primarily through secured line of credit facilities. As of March 31, 1997, the Company had in place two line of credit facilities with separate lenders; one for a maximum of $250 million (the "$250 Million Line of Credit"), and the other for a maximum of $100 million (the "$100 Million Line of Credit").

The $250 Million Line of Credit matures on June 15, 1998, subject to the Company's option to extend the maturity of the loan as described below. As of March 31, 1997, $72.8 million was outstanding under the $250 Million Line of Credit. The $250 Million Line of Credit is recourse to the Company only with respect to 50% of the outstanding principal amount thereof. Funds borrowed under the $250 Million Line of Credit bear interest at an annual rate of 175 basis points over LIBOR. Subject to certain conditions and the payment of a fee equal to 0.5% of the then outstanding loan balance, the Company may exercise a one-time option to convert the loan balance into a two-year term loan upon the maturity of the $250 Million Line of Credit. Following such conversion, the interest rate on the term loan would be LIBOR plus 4%.

The $100 Million Line of Credit matures on December 13, 1998, however, at any time prior to December 13, 1998, maturity may be extended for one year subject to certain conditions and the payment of an extension fee equal to 1/4% of the total commitment (as defined). As of March 31, 1997 $80.0 million was outstanding under the $100 Million Line of Credit. The interest rate on the $100 Million Line of Credit is 1.60% over LIBOR.

Periodically, the Company pays down borrowings on the Lines of Credit facilities with funds from long term capital sources. In 1997, the Company used $170.0 million of the proceeds from the Follow-on Offering to paydown the Lines of Credit.

As of March 31, 1997, $313.7 million in mortgage loans were outstanding with maturities ranging from 1997 to 2013. The interest rates on $279.6 million of mortgage loans are fixed and range from 6% to 10%. Interest rates on $34.1 million of mortgage loans float with LIBOR or prime, of which $10.3 million is subject to certain caps. The weighted average interest rate for the mortgage loans is 7.7%, and the weighted average life is 7.9 years.

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

In July 1995, the Company filed a shelf registration with the Securities and Exchange Commission that enabled the Company to offer up to an aggregate of $350.0 million of securities, including common stock, preferred stock and debt (the "Initial Shelf Registration"). On November 27, 1995, the Company completed a follow-on public offering of 7,200,000 common shares resulting in proceeds of $140.4 million.

On October 15, 1996, the Company filed a Registration Statement of 1,000,000 shares to be issued through a Dividend Reinvestment and Share Purchase Plan.

On February 21, 1997, the Company filed a shelf registration with the Securities and Exchange Commission that enables the Company to offer up to an aggregate of $850.0 million of securities, including common stock, preferred stock and debt (the "Second Shelf Registration"). On March 24, 1997, the Company completed the Follow-on Offering which resulted in the issuance of an additional 7,500,000 Common Shares, and on April 1, 1997, the overallotment option was exercised, resulting in the issuance of an additional 750,000 Common Shares. The issuance of these Common Shares resulted in gross proceeds of $202.1 million. Collectively, the Initial Shelf Registration and the Second Shelf Registration are referred to as the "Shelf Registration".

Presently, the Shelf Registration provides Liberty Property Trust and Liberty Property Limited Partnership with the ability to offer up to $479.4 million and $400.0 million of securities, respectively.

On February 8, 1996, Moody's Investors Service assigned a prospective rating of Ba2 for senior unsecured debt issued by Liberty Property Limited Partnership under the shelf registration.

Calculation of Funds from Operations

Management considers Funds from Operations an appropriate measure of the performance of an equity REIT. Funds from Operations is defined by NAREIT as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization excluding the amortization of deferred financing costs and depreciation of non-real estate assets. Funds from Operations should not be considered as an alternative to net income or as an alternative to cash flow or as a measure of liquidity. Funds from Operations for the three month periods ended March 31, 1997 and 1996 are as follows:

                                               THREE MONTHS ENDED
                                                 (IN THOUSANDS)
                                         -------------------------------
                                         MARCH 31, 1997   MARCH 31, 1996
                                         --------------   --------------
Net Income                                  $10,549          $ 7,989
Add Back:
  Minority Interest                             975              965
  Depreciation and amortization               7,859            6,388
  Gain on sale                                    -             (377)
                                            -------          -------
Funds from operations                       $19,383          $14,965
                                            =======          =======

INFLATION
---------

Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The Lines of Credit bear interest at a variable rate; therefore, the amount of interest payable under the Lines of Credit will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants' leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

PART II:    OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  3.1 Fourth Amendment to Agreement of Limited Partnership of Liberty Property Limited Partnership dated March 21, 1997.

                  10.1 First Amendment to Loan Agreement by and among Liberty Property Limited Partnership and Liberty Property Trust and The First National Bank of Boston and the other banks named therein, dated March 11, 1997.

                  10.2    Contract of Sale by and between NWBC
Associates Limited Partnership and Liberty Property Limited Partnership dated January 22, 1997.

                  10.3 Amendment to Contract of Sale by and between NWBC Associates Limited Partnership and Liberty Property Limited
Partnership dated March 20, 1997.

                  10.4 Contract of Sale by and between 330 Associates Limited Partnership and Liberty Property Limited Partnership dated January 22, 1997.

                  10.5 Amendment to Contract of Sale by and between 330 Associates Limited Partnership and Liberty Property Limited
Partnership dated March 20, 1997.

                  10.6    Contract of Sale by and between SOBC
Associates, LLC and Liberty Property Limited Partnership dated January
22, 1997.

                  10.7 Amendment to Contract of Sale by and between SOBC Associates, LLC and Liberty Property Limited Partnership dated March 20, 1997.

                  10.8 Agreement by and between The Varde Fund III-A, A, L.P. and Liberty Property Limited Partnership dated February 21, 1997.

                  10.9 Agreement by and between Crosstown Asset Corp. I., and Liberty Property Limited Partnership dated February 21, 1997.

                  10.10 Contribution and Acquisition Agreement by and among The Liberty Corporation, the Land Seller, and the Contributors (defined within) and Liberty Property Limited Partnership and Liberty Property Trust dated March 5, 1997.

                  10.11 Form of Contributors Rights Agreement by and among The Liberty Corporation, and certain subsidiaries, and Liberty Property Trust.

                  10.12 Registration Rights Agreement by and among Liberty Property Trust and Robert C. Lux, Stewart R. Stender, 330
Associates, Inc., NWBC Associates, Inc., and APEX Asset Management Corporation dated March 20, 1997.

                  27   Financial Data Schedule (EDGAR VERSION ONLY)

            b.    Reports on Form 8-K

                  Report on Form 8-K dated February 10, 1997 filed under
Item 5 relating to the acquisition of four properties during the period from January 1, 1997 to February 10, 1997. The report included a Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and Liberty Property Limited Partnership, and Pro Forma Consolidated Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

Report on Form 8-K dated March 5, 1997 filed under Item 5 relating to the acquisition of one property and the probable acquisition of 39 additional properties during the period from February 10, 1997 to February 28, 1997. The report included a Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and Liberty Property Limited Partnership, and Pro Forma Consolidated Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

Report on Form 8-K dated March 21, 1997 filed under Item 5 relating to the Secondary Offering which was completed on March 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST




/s/ JOSEPH P. DENNY                           May 14, 1997
---------------------------------             --------------------------
Joseph P. Denny                               Date
President




/s/ GEORGE J. ALBURGER, JR.                   May 14, 1997
---------------------------------             --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer




LIBERTY PROPERTY LIMITED PARTNERSHIP
By:  LIBERTY PROPERTY TRUST, GENERAL PARTNER





/s/ JOSEPH P. DENNY                            May 14, 1997
----------------------------------             -------------------------
Joseph P. Denny                                Date
President




/s/ GEORGE J. ALBURGER, JR.                    May 14, 1997
----------------------------------             -------------------------
George J. Alburger, Jr.                        Date
Chief Financial Officer

EXHIBIT 3.1

                        FOURTH AMENDMENT
                               TO
                 AGREEMENT OF LIMITED PARTNERSHIP
                               OF
               LIBERTY PROPERTY LIMITED PARTNERSHIP


THIS FOURTH AMENDMENT, dated as of March 21, 1997, amends the
Partnership Agreement (as defined below) of LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership (the "Partnership"). Capitalized terms used herein but not defined herein shall have the meanings given such terms in Partnership Agreement.

                           BACKGROUND

A. On March 28, 1994, Rouse General Corp., a Pennsylvania corporation (the "Initial General Partner"), and Willard G. Rouse, III, George Congdon and Joseph Denny (the "Initial Limited Partners") formed a Pennsylvania limited partnership under the name "Liberty Property Limited Partnership" (the "Partnership") with the Initial General Partner and the Initial Limited Partners as the sole general partner and the sole limited partners, respectively of the Partnership;

B. Certain Persons were admitted to the Partnership on June 23, 1994 as additional limited partners; (i) effective as of June 23, 1994, the Initial General Partner and the Initial Limited Partners withdrew from the Partnership and their partnership interests in the Partnership were redeemed for $100; and (ii) effective as of June 23, 1994, Liberty Property Trust, a Maryland real estate investment trust, was admitted to the Partnership as the sole general partner thereof;

C. The Partners as of June 23, 1994 entered into that certain Agreement of Limited Partnership dated as of June 23, 1994, which was subsequently amended on March 1, 1995 and on June 19, 1995. On June 19, 1995, the Partners restated and amended the Agreement of Limited Partnership such that the terms of the amended and restated Agreement of Limited Partnership superseded and replaced in their entireties the terms of the Agreement of Limited Partnership and the amendments thereto (the "First Restated and Amended Agreement of Limited Partnership"); and

D. The First Restated and Amended Agreement of Limited Partnership was amended by agreements executed on December 22, 1995 and December 30, 1996. The First Restated and Amended Agreement of Limited Partnership as amended prior to the date of this Agreement is referred to as the "Partnership Agreement."

E.   The Partnership is a party to the following Contracts of Sale:

     (a) Contract of Sale by and between the Partnership and 330 Associates Limited Partnership, a Minnesota limited partnership ("330 Associates"), dated January 22, 1997;
     (b) Contract of Sale by and between the Partnership and SOBC Associates LLC, a Minnesota limited liability company ("SOBC Associates"), dated January 22, 1997;
     (c) Contract of Sale by and between the Partnership and NWBC Associates Limited Partnership, a Minnesota limited partnership ("NWBC Associates"), dated January 22, 1997; and
     (d) Amended and Restated Agreement by and between the Partnership and Apex Asset Management Corporation ("Apex") dated February 21, 1997. (collectively, as amended, the "Contracts of Sale") pursuant to which the Partnership has agreed to acquire certain real and personal property owned by 330 Associates, SOBC Associates, NWBC Associates and Apex in consideration for, among other things, Partnership Interests in the Partnership.

F. Pursuant to Section 4.2 of the Partnership Agreement, the General Partner of the Partnership has the power and authority to issue additional Partnership Interests to persons on such terms and conditions as the General Partner shall deem advisable.

G. The General Partner, pursuant to the exercise of such authority and in accordance with Section 14.1(b)(2) of the Partnership Agreement, has determined to execute this Amendment to the Partnership Agreement to evidence the issuance of additional Partnership Interests and the admission of the other signatories hereto as Limited Partners of the Partnership.

NOW, THEREFORE, in consideration of the mutual convenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby amend the Partnership Agreement as follows:

1. The Partnership Agreement is hereby amended to reflect the admission as a Limited Partner on the date hereof of the Persons set forth on Schedule A attached hereto (the "Admitted Partners") and the ownership by such Persons of the number of Partnership Interests listed opposite each person's name on Schedule A. Attached as Schedule B is a list of the Partners of the Partnership prior to the admission of the Persons set forth on Schedule A, together with the number of Partnership Interests owned by such partners.

2. The Partnership Interests issued hereby shall have the same rights, preferences, privileges and designations as the Limited Partner Partnership Interests which have heretofore been issued by the Partnership, including, but not limited to, the right to convert such Partnership Interests into Common Shares of Beneficial Interest, par value, $.001 per share (the "Common Shares"), of the General Partner pursuant to Section 11.1 of the Partnership Agreement; provided that distribution to be received by the newly admitted Limited Partners in their capacity as partners of the Partnership shall be pro-rated to reflect the portion of the fiscal quarter of the Partnership for which the newly admitted Limited Partners held their Partnership Interests and shall not be pro rata in accordance with their then Percentage Interests; and provided, further that the newly admitted Limited Partners shall not be entitled to sell such Partnership Interests to the General Partner.

3. Anything herein to the contrary notwithstanding, the Partnership Interests issued to the Admitted Partners shall not be exchangeable or convertible into Common Shares until after the first anniversary of the date of this Amendment.

4. By execution of this Amendment to the Partnership Agreement by the General Partner and the Persons listed on Schedule A, such Persons agree to be bound by each and every term of the Partnership Agreement as amended from time to time in accordance with the terms of the Partnership Agreement.

5. On the date of this Amendment, each of the Admitted Partners shall execute and deliver to the Liberty Property Trust an Irrevocable Proxy coupled with an Interest in the form set forth on Exhibit 1 hereto attached.

6. For purposes of Article XIII of the Partnership Agreement only, the terms "Limited Partner" and "Limited Partners" shall refer only to those persons who are admitted as Limited Partners to the Partnership concurrently with the consummation of the transactions contemplated by the Contracts of Sale.

7. Except as expressly set forth in this Amendment to the Partnership Agreement, the Partnership Agreement is hereby ratified and confirmed in each and every respect.

IN WITNESS WHEREOF, this Amendment to the Agreement of Limited
Partnership Agreement executed and delivered as of the date first above written.


                          General Partner:
                          LIBERTY  PROPERTY TRUST

                          By:
                             -----------------------------

                          Its:
                             -----------------------------


                          ADMITTED PARTNERS:


                          --------------------------------
                          Stewart R. Stender


                          --------------------------------
                          Robert C. Lux


                          NWBC ASSOCIATES, INC., A Minnesota Corporation

                          By:
                              -----------------------------
                              Stewart R. Stender, President


                          APEX ASSET MANAGEMENT CORPORATION,
                          A Minnesota Corporation

                          By:
                              -----------------------------
                              Stewart R. Stender, President


                          330 ASSOCIATES, INC.

                          By:
                              -----------------------------
                              Stewart R. Stender, President




                          SCHEDULE "A"



                                            NUMBER OF
ADMITTED PARTNERS                     PARTNERSHIP INTERESTS
-----------------                     ---------------------

Stewart R. Stender                           53,865

Robert C. Lux                                53,864

NWBC Associates, Inc                         28,191

330 Associates, Inc.                          2,574

APEX Asset Management Corporation            85,051



                                SCHEDULE "B"
                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                           PARTNERSHIP INTERESTS
                         AS OF MARCH 21, 1997


                                          NUMBER OF
                                         PARTNERSHIP
LIMITED PARTNERS                          INTERESTS
----------------                         -----------

Peter M. Balitsaris                          34,969
Claiborn M. Carr                            138,198
John A. Castorina                            11,094
George F. Congdon                           245,419
Joseph P. Denny                             260,250
Jill R. Felix                               195,043
Robert E. Fenza                             187,670
Edward Fitzgerald                             9,344
Lawrence D. Gildea                           93,319
Robert Goldschmidt                           22,895
Michael T. Hagan                              9,343
David C. Hammers                            177,678
Robert J. Kiel                               14,491
Earl Kline                                   18,820
James C. Lutz                                27,981
James C. Mazzarelli                          13,445
Steven E. Messaros                            7,246
Sharon Messaros                               7,245
Mary Beth Morrissey                           9,344
Leslie R. Price                             167,964
Joseph M. Reichert                           27,242
Rouse & Associates, Inc.                      4,652
Williard G. Rouse III                       450,269
Trust for the Children of
  George F. Congdon, dated
  6/27/85, Michael M. Dean,
  Trustee                                    92,825
Trust for the Children of
  David C. Hammers, dated
  6/27/85, Michael M. Dean,
  Trustee                                    89,651
Trust for Mary Rouse                         11,223
Trust for Anne Rouse                         11,223
Trust for Rouse Younger Children
  dated 6/27/85, Michael M. Dean,
  Trustee                                    89,651
Trust for the Benefit of
  Laurie Hammers, dated
  1/1/90, Michael M. Dean, Trustee            5,506
Mike Weitzmann                               42,312
Southeast Limited Partnership               168,445
Liberty Special Purpose Corp.                10,574
Rebecca Lingerfelt                            8,076
J. Ryan Lingerfelt Irrevocable Trust         15,625
Justin M. Lingerfelt Irrevocable Trust       15,625
Daniel K. Lingerfelt Irrevocable Trust       15,625
Catherine E. Lingerfelt Irrecovable Trust    15,625
Alan T. Lingerfelt                          317,500
L. Harold Lingerfelt                        164,375
James J. Carpenter                           78,750
David L. Lingerfelt                          30,674
Morris U. Ferguson                            6,000
Carl C. Lingerfelt                           12,500
Murray H. Wright                              7,500
Erle Marie Latimer                           12,500
Mazel Investments LLC                        28,025
                                          ---------

Total Limited Partner Interests           3,361,418

                                          Percentage
General Partner                            Ownership
-----------------------------             ----------

Liberty Property Trust                     90.48% GP

GP - The Partnership units for Liberty Property Trust has not been reflected because there is no conversion of units to shares to the general partner.


                          EXHIBIT 1


           IRREVOCABLE PROXY COUPLED WITH AN INTEREST


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby irrevocably constitutes and appoints Liberty Property Trust, a Maryland real estate agent and proxy with respect to all of the partnership interest of Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership"), as to which the undersigned is now or hereafter becomes entitled to vote and/or consent, and to vote and/or consent with respect to such partnership interest in the name, place and stead of the undersigned, with full power of substitution and resubstitution, at any meeting of the limited partners of the Operating Partnership and at any adjournment thereof, or pursuant to any consent in lieu of a meeting, and with respect to each and every action as to which the undersigned may vote or consent. The foregoing proxy, which is coupled with an interest and, therefore, not terminable by the undersigned without the consent of the Proxy Holder, will remain in effect until, and terminate only upon, termination by the Proxy Holder. The undersigned here waives any defect which might cause the proxy granted hereunder to be invalid or unenforceable. The undersigned hereby agrees to execute such other instruments as the Proxy Holder or the Operating Partnership shall reasonably request to confirm the validity and enforceability of the proxy granted hereunder.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Proxy on this 21st day of March, 1997.




                               ----------------------------------
                               (To be executed by each person/
                                entity receiving Partnership
                                Interests at or immediately after
                                the Closing)


EXHIBIT 10.1

                      FIRST AMENDMENT TO LOAN AGREEMENT


     This First Amendment to Loan Agreement is made as of the 11th day of March, 1997, by and among LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership (the "Borrower"), LIBERTY PROPERTY TRUST, a Maryland trust (the "Company") and THE FIRST NATIONAL BANK OF BOSTON, a national banking association ("PNC"), CORESTATES BANK, N.A., a national banking association ("CoreStates") and DRESDNER BANK, AG, New York and Grand Cayman Branches, a German Bank ("Dresdner"), (FNBB, PNC, CoreStates and Dresdner are collectively hereinafter the "Banks") and THE FIRST NATIONAL BANK OF BOSTON, as agent for itself and the Banks (the "Agent").

     WHEREAS, the parties hereto are parties to that certain Loan
Agreement dated as of December 13, 1996 (the "Existing Agreement"): and

     WHEREAS, the parties have agreed to amend the Existing Agreement to provide for an increase in the Total Commitment from $80,000,000 to $100,000,000 and in certain other respects.

     NOW, THEREFORE, the parties hereby agree that effective upon the date hereof the Existing Agreement is amended as follows:

     1. Increase in Total Commitment. Each of PNC, CoreStates and Dresdner hereby increases its Commitment to the amount shown on the revised Schedule 1.2 attached hereto effective on the First Amendment Effective Date (hereinafter defined). The Borrower shall execute and deliver to each of said Banks a Note (collectively the "Additional Notes") in an amount equal to the difference between said Bank's Commitment as shown on said revised Schedule 1.2 and the Note dated December 27, 1996 delivered to each such Bank at the time it became a party to the Loan Agreement. The second sentence of section 2.3 is amended to read as follows: "One or more Notes shall be payable to the order of each Bank and the aggregate principal amount of the Notes held by each Bank shall be equal to such Bank's Commitment". On the First Amendment Effective Date each of PNC, CoreStates and Dresdner shall transfer funds to FNBB in the amount necessary so that each Bank's percentage of each of the Loans outstanding after the First Amendment Effective Date shall equal such Bank's Commitment Percentage as set forth on Schedule 1.2. All outstanding Eurodollar Loans shall continue in effect for the remainder of their applicable Interest Periods and PNC, CoreStates and Dresdner shall accept the currently effective interest rates on their increased percentage of each Eurodollar Loan. FNBB shall not receive any Fixed Rate Prepayment Fee on the amounts so received by FNBB from the other Banks.

     2.     Updated Schedules to Loan Agreement.  The following
Schedules to the Loan Agreement are hereby updated, supplemented or replaced as follows:

          (a)     Schedule 1 is replaced by Schedule 1 attached hereto.

          (b) Schedule 1.1 is replaced by Schedule 1.1 attached hereto.

          (c) Schedule 1.2 is replaced by Schedule 1.2 attached hereto.

          (d) Schedule 1.3 is replaced by Schedule 1.3 attached hereto.

          (e) Schedule 6.18 is replaced by Schedule 6.18 attached hereto.

          (f) Schedule 6.22(d) is replaced by Schedule 6.22(d) attached hereto.

          (g) Schedule 6.22(I) is supplemented by adding thereto the rent rolls for each of the Additional Properties attached to the Borrower's Certificates delivered to the Agent with respect to the Additional Properties.

     3. Effective Date. This Amendment shall become effective on a date to be set forth in a notice from the Agent to the Borrower and the Banks (the "First Amendment Effective Date") which date shall be after each of the documents listed on the closing Agenda attached hereto as Exhibit A each in form and substance satisfactory to the Agent shall have been received by the Agent.

     4. Additional Properties. During the period after the Effective Date to an including the First Amendment Effective Date the following Real Estate Assets have become Mortgaged Properties pursuant to section 5.3 and section 5.4 (collectively, the "Additional
Properties"):

          (a) property owned by the Borrower located at 151 South Warner Road, Upper Merion Township, Montgomery County, Pennsylvania:

          (b) property owned by the Borrower located at 200, 220, and 240 Gibraltar Road, Horsham Township, Montgomery County,
Pennsylvania:

          (c) property owned by Liberty Property Development Corp. located at 1821 Battery Dantzler Road, Chesterfield County, Virginia:

          (d) property owned by the Borrower located at 3501 Riga Boulevard, Tampa, Hillsborough County, Florida:

          (e) property owned by the Borrower located at 650 and 680 Swedesford Road, Tredyffrin Township, Chester County, Pennsylvania: and

          (f)     property owned by the borrower located at 7248
Industrial Boulevard, Trexlertown, Upper Macungie Township, Lehigh County, Pennsylvania.


     5. Representations and Warranties. The Borrower and the Company represent and warrant that each of the representations and warranties contained in section 6 is true, correct and complete in all material respects as of the date hereof to the same extent as though made on such date and that no Default or Event of Default has occurred and is continuing on the date hereof.

     6. Effectiveness of Loan Documents. On even date herewith each Guaranty and each Security Deed shall be amended to reflect the increase of the Total commitment and the execution and delivery of the Additional Notes. All references in the Existing Agreement to said Loan Documents shall mean and be in reference to said Loan Documents as so amended.
The Borrower Hereby confirms that each of the Security Documents shall continue to secure the payment and performance of all of the Obligations under the Existing Agreements as amended hereby and the Borrower's obligations under the Security Documents shall continue to be valid and enforceable and shall not be impaired or limited by the execution or effectiveness of this Amendment. Every reference contained in the Loan Documents to the Credit Agreement shall mean and be a reference to the Existing Agreement as amended hereby and as the Credit Agreement may be further amended. Every reference contained in the Loan Documents to the Notes shall be deemed to include the Additional Notes. Except as specifically amended by this Amendment, the Existing Agreement and each of the Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

     7. Miscellaneous. This Amendment shall be governed by interpreted and construed in accordance with all of the same provisions applicable under the Existing Agreement including, without limitation, all definitions set forth in section 1.1 the rules of interpretation set forth in section 1.2 the provisions relating to governing law set forth in section 20. the provisions relating to counterparts in section 22 and the provision relating to severability in section 26.

     IN WITNESS WHEREOF, the undersigned have duly executed this Amendment as a sealed instrument as of the date first set forth above.

                         LIBERTY PROPERTY TRUST


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------

                         LIBERTY PROPERTY LIMITED PARTNERSHIP

                         By: LIBERTY PROPERTY TRUST
                             its general partner


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                         THE FIRST NATIONAL BANK OF BOSTON
                         as Agent



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                         THE FIRST NATIONAL BANK OF BOSTON



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                         PNC BANK NATIONAL ASSOCIATION

                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                          CORESTATES BANK, N.A.

                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                         DRESDNER BANK AG, New York and
                         Grand Cayman Branches


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------





EXHIBIT 10.2

                          CONTRACT OF SALE
                                 NWBC


This Contract of Sale (the "Contract") dated as of this ___ day of January, 1997 is made and entered into by and between NWBC ASSOCIATES LIMITED PARTNERSHIP, a Minnesota limited partnership ("Seller") and LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership or its permitted assigns ("Buyer").


ARTICLE I

DEFINED TERMS

1.1 Definitions. As used in this Contract, the following terms have the meanings indicated:

        "330 Contract" means that Contract of Sale of even date herewith between Buyer and 330 Associates Limited Partnership.

        "Average Share Price" means the average closing price for the twenty (20) Business Days preceding the Closing Date of a Share as reported on the New York Stock Exchange.

        "Business Day" means a day other than a Saturday, a Sunday or another day on which commercial banks in Minneapolis, Minnesota are not required to be open for public business.

        "Closing" means the consummation of the purchase of the Property by Buyer from Seller in accordance with Article VIII.

        "Closing Date" means the date on which the Closing is actually held.

        "Earnest Money Deposit" means the portion of the Purchase Price deposited by Buyer in escrow with the Title Company as provided in
Section 3.2, plus any interest accrued thereon. The amount of the total Earnest Money Deposit shall be payable as provided in Section 3.2 hereof.

        "Effective Date" means the date on which the Title Company acknowledges receipt of a fully-executed counterpart of this Contract.

        "Improvements" means the seven buildings, and all fixtures and other improvements associated therewith, containing approximately 520,880 square feet of net rentable area, situated on the Land, consisting of the following buildings:

        Building Address                      Square Footage
        -----------------------------------   --------------
        2905 Northwest Boulevard
        (Northwest Business Campus I)              84,765
        2800 Campus Drive
        (Northwest Business Campus II)             64,852
        2955 Xenium Lane
        (Northwest Business Campus III)            24,800
        9401-9443 Science Center Drive
        (Science Center)                           73,898
        6321-6325 Bury Drive
        (Westwood IV)                              72,831
        7115-7173 Shady Oak
        (Valley Oak)                               77,925
        7660-7716 Golden Triangle Drive
        (Technology Park VII)                      89,672
        7400 Flying Cloud Drive
        (Eden Pointe)                              32,137

        "Inspection Period" means the period commencing on the Effective Date and ending on March 7, 1997.

        "Land" means all of those certain lots, tracts or parcels of land, in Plymouth and Eden Prairie, Hennepin County, Minnesota, as more fully described on Exhibit A, on which the Improvements are located, together with all and singular the rights appurtenant to that land.

        "Leases" means all leases and/or occupancy agreements for space in the Project.

        "Partnership Agreement" means the First Restated and Amended Agreement of Limited Partnership dated as of June 19, 1995, as amended on December 22, 1995, as further amended on December 31, 1996, of the Buyer.

        "Permitted Exceptions" means the Title Exceptions set forth in the Title Commitment (defined in Section 4.1) or reflected in the survey delivered pursuant to Section 4.2, or any other exceptions or conditions that affect or may affect Seller's title to or use of the Property to which Buyer has not objected pursuant to Section 4.3, or that are approved (or deemed to be approved) by Buyer in accordance with Section 4.4.

        "Personal Property" means (a) all tangible personal property owned by Seller and located on or attached to the Project, (b) Seller's interest in all licenses or permits relating to the Property, (c) Seller's interest in all service, maintenance, management, or other contracts relating to the ownership or operation of the Project, (d) Seller's interest in all warranties or guaranties relating to the Project, (e) Seller's interest in all representations and warranties made to Seller by its predecessor in interest, to the extent assignable, and (f) Seller's interest in the names of the Project.

        "Project" means the Land and the Improvements.

        "Property" means, collectively, the Project, the Leases, and the Personal Property.

        "Property Manager" means:

             CB Commercial
             330 Second Avenue South
             Minneapolis MN 55402
             Attn:  Richard Schadegg
             Phone:  612-341-8108
             Fax:  612-341-9849

        "Purchase Price" means the total consideration to be paid by Buyer to Seller for the Property.

        "Rent Roll" means a rent roll identifying and providing certain information on the Leases, itemizing all security deposits, prepaid rents, and other property held by Seller for the account of the Tenants.

        "Shares" means the Common Shares of Beneficial Interest, par value $.001 per share, of the Trust.

        "SOBC Contract" means that Contract of Sale of even date herewith between the Buyer and SOBC Associates LLC.

        "Tenants" means those persons holding rights of a tenant under the Leases.

        "Title Company" means:

             Commonwealth Land Title Insurance Company
             51 Haddonfield Road
             Suite 115
             P.O. Box 5382
             Cherryhill, NJ 08304
             Attn:  Joe Patti
             Telephone No. 609-662-1500
             Telecopier:  609-665-6513

        The Title Company shall conduct the title examination, furnish Seller and Buyer with evidence of title and exceptions thereto and issue the Title Policy.

        "Title Exception" means any lien, mortgage, security interest, encumbrance, pledge, assignment, claim, charge, lease (surface, space, mineral, or otherwise), condition, restriction, option, conditional sale contract, right of first refusal, restrictive covenant, exception, easement (temporary or permanent), right-of-way, encroachment, overlap, or other outstanding claim, interest, estate, or equity of any nature.

        "Trust" means the Liberty Property Trust, a Maryland real estate investment trust and the General Partner of Buyer.

1.2 Other Defined Terms. Other defined terms have the meanings assigned to them elsewhere in this Contract.




ARTICLE II

AGREEMENT OF PURCHASE AND SALE

On the terms and conditions stated in this Contract, Seller hereby agrees to sell and convey the Property to Buyer, and Buyer hereby agrees to purchase and acquire the Property from Seller.



ARTICLE III

PURCHASE PRICE

3.1 Purchase Price. The Purchase Price (herein so called) to be paid by Buyer to Seller is THIRTY-ONE MILLION TWO HUNDRED TWENTY-SEVEN THOUSAND AND No/100 U.S. Dollars ($31,227,000).

3.2 Earnest Money Deposit. Within one (1) Business Day after the Effective Date, Buyer shall have delivered $66,667 to the Title Company, in cash or cash equivalents representing funds immediately available for disbursement on the day of receipt by the Title Company, to be held by the Title Company in escrow to be applied or disposed of by it as is provided in this Contract. Buyer's failure to timely make the Deposit
(a) makes this Contract voidable at Seller's option and (b) gives Seller the right to immediately terminate the Contract in which event the Seller and Buyer shall have no further obligation to one another. The Earnest Money Deposit shall be invested in an interest-bearing account with a financial institution and in a manner reasonably acceptable to Seller and Buyer. All interest earned is part of the Earnest Money Deposit under this Contract. If the purchase and sale hereunder is consummated, then the Earnest Money Deposit shall be applied to the Purchase Price at Closing. In all other events, the Earnest Money Deposit shall be disposed of by the Title Company as provided in this Contract.

3.3 Payment of Purchase Price. The Purchase Price shall be payable to Seller through the Title Company, by:

        (i) Buyer assuming and paying at or after Closing, to Aetna Life Insurance Company ("Lender"), the outstanding principal balance of that Mortgage Note dated April 25, 1996 executed by Seller in favor of Lender in the original principal amount of $24,150,000, together with interest, contingent interest and all other amounts due to Lender in connection therewith (estimated to be $28,300,000) as shown in a payoff letter from Lender;

        (ii) payment of an amount of cash equal to the sum of all closing costs incurred by Seller in connection herewith (estimated to be no more than $500,000); and

        (iii) the balance of the Purchase Price shall be paid by the issuance to the Seller of interests in the Buyer (the "Partnership Interests"), with each Partnership Interest valued at the lesser of (a) the Average Share Price as of the Closing Date, or (b) $25, and with the number of Partnership Interests rounded to the nearest whole number. At least ten (10) Business Days prior to the Closing Date, Seller shall give Buyer written notice of its best estimate of the allocation of the Purchase Price as between cash and Partnership Interests.

3.4 Other Contracts. Notwithstanding anything herein to the contrary, in the event that Buyer, for any reason, exercises its right to terminate this Contract, as a condition precedent to any such termination, it shall also, simultaneously, terminate the SOBC Contract and the 330 Contract. If the SOBC Contract or the 330 Contract is terminated pursuant to Section 3.5 thereof, then Buyer may terminate this Contract. In the event of such termination of this Contract, the Earnest Money shall be promptly refunded to Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

3.5     The Partnership Interests.

        (a) Each Partnership Interest issued as part of the Purchase Price shall be exchangeable after the first anniversary of the Closing Date, on a one-for-one basis, for a Share of the Trust, on the basis set forth in and subject to the restrictions contained in the Partnership Agreement (including, without limitation, usual and customary provisions providing for adjustment in the number of Shares into which Partnership Interests are convertible upon certain changes in the capitalization of the Trust.)

        (b) Buyer and Seller hereby acknowledge and confirm that they intend for the transfer of a portion of the Property to Buyer in exchange for Partnership Interests to qualify as a contribution pursuant to Section 721 of the Internal Revenue Code of 1986, as amended (the "Code"). Buyer and Seller agree to take any reasonable steps necessary to cause such transfer to qualify as a contribution pursuant to such section.

             Buyer acknowledges that, at Closing, Seller shall distribute the Partnership Interests to Stewart R. Stender, Robert C. Lux and NWBC Associates, Inc., each of which are partners of Seller.

        (c)  Seller acknowledges and confirms that:

             (i) neither the Partnership Interests nor the Shares into which the Partnership Interests may be converted have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws;

             (ii) there is no obligation to register the Partnership Interests or the Shares except pursuant to the Registration Rights Agreement (as defined below);

             (iii) neither the Partnership Interests nor the Shares into which the Partnership Interests may be converted may be sold or otherwise transferred by Seller except (A) pursuant to registration under the Securities Act and state securities laws or an exemption therefrom or (B) as a distribution at Closing to Stewart R. Stender, Robert C. Lux and NWBC Associates, Inc. in accordance with the respective interests in Seller.

             (iv) the Partnership Interests shall not be convertible into Shares until after the first anniversary of the Closing Date; and

             (v) the Partnership Interests being acquired hereunder are being acquired for Seller's own account and not for the account of any other person or persons, for investment and not with a view to the disposition thereof in violation of the Securities Act.

        (d)  Buyer acknowledges and confirms that:

             (i) it will not sell the Property (or any portion thereof) for two years following the Closing Date; and

             (ii) Seller as a holder of Partnership Interests in Buyer will participate in the allocations and distributions of Buyer on the same basis as the other limited partners of Buyer as determined in accordance with the terms and provisions of the Partnership Agreement, provided, however, that the initial distribution to Seller or those holding the Partnership Interests through Seller will be prorated based upon the portion of the fiscal quarter of Buyer for which Seller or those holding the Partnership Interests through Seller held the Partnership Interests.

        (e) Buyer has provided Seller, and Seller acknowledges receipt of, a copy of the Partnership Agreement.

        (f) Buyer and Seller hereby agree to negotiate in good faith the terms and conditions of the following documents (the "Partnership
Documents") and to use their best efforts to conclude such negotiations and have a mutually agreeable form of each of the Partnership Documents on or before January 31, 1997:

             (i) a proxy (the "Proxy Agreement") containing usual and customary terms as to the appointing of the Board of Trustees of the Trust (so long as the Trust is a general partner of Buyer), as Seller's proxy with respect to all Partnership Interests owned by Seller, with authority to consent or withhold consent, in the Trust's sole discretion, with respect to any matter as to which limited partners of Buyer may act pursuant to the terms of the Partnership Agreement;

             (ii) an investment letter (the "Investment Letter") containing usual and customary representations and agreements obtained from purchasers of securities in private placements regarding the restrictions on transferability of the securities being acquired and the financial sophistication and qualification of the purchasers;

             (iii) a registration rights agreement (the "Registration Rights Agreement") containing usual and customary representations and agreements concerning the registration of the Shares, including without limitation, provisions for (A) Seller to have two demand registration rights and unlimited "piggyback" registration rights with respect to the Shares issuable upon exchange of the Partnership Interests, which rights shall commence on the first anniversary of the Closing Date, (B) Buyer to cover all expenses of such registration other than the fees of Seller's counsel and the registration fee for such Shares which shall be borne by Seller (not to exceed $2,500), (C) Seller to agree that, notwithstanding the effectiveness of any registration statement covering the Partnership Interests (other than in connection with an underwritten offering), it will not sell during any week a number of Shares greater than 10% of the average weekly trading volume for the Shares on the New York Stock Exchange for the preceding four calendar weeks.

             (iv) an amendment to the Partnership Agreement (the
"Partnership Amendment") for the purpose of evidencing, among other things, the issuance of the Partnership Interests as a portion of the Purchase Price.

In the event that the parties have not agreed to the form of each of the Partnership Documents on or before January 31, 1997, either party hereto may terminate this Agreement by notice to the other party and, upon such termination, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).



ARTICLE IV

TITLE AND SURVEY

4.1     Title Commitment; Exception Documents.

        (a) Seller has furnished to Buyer and Buyer's counsel a copy of Seller's Policy of Title Insurance for the Property.

        (b) Buyer shall obtain a commitment for an ALTA owner's policy of title insurance (the "Title Commitment") on the Property issued by the Title Company and any desired endorsements to the Title Commitment which are available, if any.

        (c) Seller shall also furnish to Buyer copies of instruments that create or evidence Title Exceptions affecting the Property, as described in the Title Commitment (together, the "Title Documents").

        (d) Seller shall not be obligated to provide Buyer an abstract of title to the Land, but Seller shall provide any owner's duplicate certificate of title as to the Land at closing.

4.2 Survey. Seller has provided to Buyer a copy of the most recent survey of the Project in Seller's possession.

        Seller shall deliver to Buyer, as soon as practicable, but in any case within fifteen (15) days after the Effective Date, an as-built survey of the Property prepared by BRW, Inc., Ron Krueger & Associates, Inc. and Harry S. Johnson Companies, Inc. as an Urban Survey in accordance with the Minimum Standard Detail Requirements and Classifications for ALTA/ASCM Land Title Surveys as adopted by the American Land Title Association and American Congress on Surveying and Mapping in 1992 which shall (a) include items 1, 2, 3, 4, 6, 7, 8, 9, 10, 11 and 13 from Table A of such Requirements and (b) shall be certified to Buyer and Title Company and any lender of Buyer's of which Buyer notifies Seller in writing on or prior to the expiration of the Inspection Period.

        The legal description of the Land contained in the Survey and in the Title Policy shall be used to describe the Land in the special warranty deed conveying the Project from Seller to Buyer.

4.3 Review of Title Commitment, Survey and Exception Documents. Buyer has a period of seven (7) Business Days (the "Title Review Period") after the later of (i) January 31, 1997 and (ii) Buyer's receipt of the Title Commitment, the Title Documents and the Survey in which to give written notice to Seller specifying Buyer's objections to the Title Commitment, the Survey or the Title Documents ("Objections"); provided, however, Buyer may not make any Objection to any of the Permitted Exceptions listed on Exhibit "I" attached hereto. For purposes of this Section 4.3, Seller shall have satisfied all of its obligations with regard to title to the Project if Buyer has not objected to any of the Title Documents furnished to it or any other Title Exception referenced in the Title Commitment, within the Title Review Period.

4.4 Seller's Obligation to Cure; Buyer's Right to Terminate. If Buyer timely notifies Seller in writing of Objections to any of the matters furnished to Buyer pursuant to Section 4.3, then Seller shall, within thirty (30) days after Seller's receipt of Buyer's notice (the "Cure Period"), make reasonable efforts in good faith to attempt to cure the Objections. Other than (i) mortgages or other liens securing indebtedness of Seller, judgments or tax liens against Seller or mechanics' liens against the Property (collectively, "Liens") which shall be satisfied, bonded or insured over by Seller at or prior to Closing (ii) minor encroachments which do not materially affect Buyer's or Tenant's use of the Property which Seller shall not be obligated to correct and (iii) objections which are insured over by the Title Company at no cost or liability to Seller, (iv) and other than the easements described in Section 5.6(e) for which Seller's sole obligation will be to assign the escrowed funds described therein, Seller is not obligated to effect a cure of any Objection unless such Objection is a material defect in the marketability of title to the Property (a "Material Objection") and the cost of curing all such Material Objections is less than $100,000 in the aggregate, but Buyer may, at its option, pay the excess amounts to Title Company at Closing (which payment shall not entitle Buyer to a reduction in the Purchase Price) and cause the Title Company to cure such Objections, but such Objections (which Buyer intends to pay to cure as aforesaid) shall not delay Closing nor shall Seller have any further liability or obligation with respect thereto.
If Seller does not satisfy all Objections within the Cure Period, then, as its sole options or remedies, Buyer may either (a) waive the unsatisfied Objections, which then become Permitted Exceptions, and proceed to consummate this transaction without further recourse against Seller, (b) provide written notice of Buyer's intention to pay the cost of curing such Objections and pay the cost of curing such Objections at Closing as provided in the preceding sentence, but such payment shall not entitle Buyer to a reduction in the Purchase Price except to the extent that (i) such Objection relates to a Lien or (ii) Buyer pays the first $100,000 of such costs to cure Material Objections (which Seller would otherwise have paid to cure such Material Objections pursuant to the preceding sentence), in which event Buyer shall be entitled to a reduction in the Purchase Price only to the extent of that portion of the first such $100,000 to the extent paid by Buyer to cure such Material Objections, but Buyer shall have no further recourse against Seller by reason of such Objections or (c) terminate this Contract and receive back the Earnest Money Deposit, in which latter event Seller and Buyer have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7). If unsatisfied Objections remain but Buyer does not deliver written notice of its waiver thereof, of Buyer's intention to pay the cost of curing such Objections or of the termination of this Contract to Seller within five (5) Business Days after expiration of the Cure Period, then the unsatisfied Objections shall become additional Permitted Exceptions, with no reduction in the Purchase Price, and Buyer shall have no further right to terminate this Contract under this Section 4.4. If Seller shall effect a cure of the Objections within the Cure Period it shall deliver written notice thereof to Buyer and Buyer and Seller shall proceed to Closing as provided herein.

4.5 Title Policy. The Title Policy shall be issued by the Issuing Title Company, in the amount of the Purchase Price, insuring that Buyer has fee simple title to the Property, subject only to the Permitted
Exceptions.   Seller shall pay for the costs of abstracting, searches
and the preparation of the Title Commitment; the premium for the Title Policy and any additional premiums for any endorsements requested by Buyer shall be paid by Buyer. Any closing or escrow fees charged by the title company shall be paid one-half by Buyer and one-half by Seller.

4.6 Inspection. Buyer may, during the Inspection Period, make such examinations, studies, inspections, and investigations of the Property as Buyer deems advisable. Any physical inspections within the buildings on the Property shall be made only on Business Days and during normal business hours that will not disturb the quiet enjoyment of the Project by Tenants, and inspections of space occupied by a Tenant shall be made only with at least twenty-four (24) hours' advance notice to and consent of Seller and, at Seller's election, in the presence of a representative of Seller. Seller shall reasonably cooperate with Buyer in contacting Tenants to permit Buyer's inspection. Buyer shall use its best efforts to group inspections together on the same day or days in order to minimize the number of visits to Tenants' spaces and the impact on the Tenants. By giving written notice to Seller before the expiration of the Inspection Period, Buyer may, in Buyer's sole discretion, terminate this Contract and receive back the Earnest Money Deposit, if Buyer has found the Property unsuitable for Buyer's purpose, or if Buyer has found any agreements or information regarding the Property unacceptable, or for any other reason, in Buyer's sole discretion. If Buyer does not timely give that notice, then (a) Buyer shall be deemed to have accepted the condition of the Property, the estoppel certificates to be delivered by Seller pursuant to Section 5.2(b) hereof, (b) Buyer's right to terminate this Contract pursuant to this Section 4.6 shall be deemed waived, and (c) the Earnest Money Deposit shall thereafter not be refundable and shall be deemed earned by Seller in any event other than Seller's default or unless Buyer terminates the Contract under the provisions of Sections 4.4, 7.1, 9.1, or 11.9 hereof.

4.7 Indemnification. Buyer shall indemnify, defend and hold Seller harmless from any and all demands, claims, actions or causes of action, assessments, losses, costs, damages, liabilities, interest, penalties and reasonable attorney's fees asserted against, resulting to, imposed on, or incurred by Seller as a result of any act or omission of Buyer, or any of Buyer's agents, consultants, contractors, or employees, in connection with an entry on or investigation or examination of the Property, or any part thereof, before Closing. The indemnification obligations of Buyer with respect to these matters shall survive the Closing or the termination of this Contract for any reason and shall remain in full force and effect thereafter, but any claims of indemnification hereunder must be made by notice to Buyer within six (6) months after the date of termination hereof or the Closing Date, as applicable.




ARTICLE V

REPRESENTATIONS, WARRANTIES, COVENANTS,
AND AGREEMENTS OF SELLER

5.1 Representations and Warranties of Seller. Seller represents and warrants to Buyer as of the Effective Date, except where specific reference is made to another date or dates, that:

        (a) Attached as Schedule 1 is a complete and accurate Rent Roll showing all of the Leases which shall be updated by Seller prior to Closing if necessary.

        (b) Attached as Schedule 2 is a complete and accurate list of all services, maintenance and management contracts relating to the Property which shall be updated prior to Closing if necessary;

        (c) Seller has no current actual knowledge of, and has received no written notice from, any governmental authority requiring any work, repairs, construction, alterations or installations on or in connection with the Property, or asserting any violation of any federal, state, county or municipal laws, ordinances, codes, orders, regulations or requirements affecting any portion of the Property, including, without limitation, the Americans with Disabilities Act and any applicable environmental laws or regulations. To the current actual knowledge of Seller, there is no action, suit or proceeding pending or, threatened against or affecting Seller or the Property or any portion thereof or relating to or arising out of the ownership of the Property, in any court or before any federal, state, county or municipal department, commission, board, bureau or agency or other governmental instrumentality.

        (d) Seller is not a foreign person under Sections 1445 and 7701 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder;

        (e) To Seller's current actual knowledge, there is no individual sewage treatment system on or serving the Property as such term is defined in Minnesota Statutes Section 115.55; there are no wells or underground storage tanks on the Property;

        (f) Seller has full right, power and authority to sell the Property to Buyer as provided in this Contract and to carry out Seller's obligations under this Contract, and all requisite action necessary to authorize Seller to enter into this Contract and to carry out Seller's obligations hereunder has been taken;

        (g) To Seller's current actual knowledge, there is no violation of Environmental Laws related to the Property or the presence or release of Hazardous Materials on or from the Property except as disclosed in the environmental reports listed on Schedule 3 delivered by Seller to Purchaser or made available for Purchaser's review. The term "Environmental Laws" includes without limitation the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and other federal laws governing the environment as in effect on the date of this Agreement together with their implementing regulations and guidelines as of the date of this Agreement, and all state, regional, county, municipal and other local laws, regulations and ordinances that are equivalent or similar to the federal laws recited above or that purport to regulate Hazardous Materials in effect as of the date of this Agreement. "Hazardous Materials" means any substance which is (i) designated, defined, classified or regulated as a hazardous substance, hazardous material, hazardous waste, pollutant or contaminant under any Environmental Law, as currently in effect as of the date of this Agreement (ii) petroleum hydrocarbon, including crude oil or any fraction thereof and all petroleum products, (iii) PCBs, (iv) lead, (v) friable asbestos, (vi) flammable explosives, (vii) infectious materials or (viii) radioactive materials.

        (h) Seller has not entered into any other contracts for the sale of the Property, nor are there any rights of first refusal or options to purchase the Property or any other rights of others to acquire the Property that might prevent the consummation of this Contract.

        (i) No brokerage or leasing commissions or other compensation is or will be due or payable to any person, firm, corporation or other entity with respect to or on account of any of the Leases or any extensions or renewals thereof, except for Leases executed after the Effective Date as provided in Section 5.2(c)(iii) hereof and except as provided in Section 5.6 hereof.

        (j) Seller has no current actual knowledge of any material misstatement in the statements of income and expenses for the Property, attached hereto as Exhibit L, to the extent such statements relate to the period of Seller's ownership of the Property.

        (k)  Tax and Real Estate Investment Trust Matters.

             (i) None of the Leases provides for the payment of rents which is based on the income or profits of any person or entity, except to the extent of amounts computed by reference to a fixed percentage or percentages of a tenant's receipts or sales (within the meaning of Internal Revenue Code Section 856(d)(2)(A) (the Internal Revenue Code is referred to herein as the "Code").

             (ii) The services and activities performed by the landlord with respect to the Project are services which are customarily performed by lessors in connection with the rental of real property similar to the Project in the geographic area in which the Project is located. The services and activities performed are necessary for the operation of the Project and are not performed primarily for the convenience of tenants.

             (iii) The landlord of the Project does not lease any substantial personal property to the tenants at the Project other than personal property which has been installed upon the Project and has become a part of the real property.

             (iv) Except as provided on Exhibit M attached hereto, to the extent the Project provides parking lots for tenants and their employees and customers, the parking lots are offered on an unreserved, complimentary basis, other than with respect to spaces required to be reserved for handicapped persons under law. The landlord of the Project does not provide parking attendants, reserved parking or other services in connection with the parking areas.]

             (v) The landlord of the Project does not provide any utility services to tenants at the Project other than usual and customary utility services, such as electricity, gas, water and sewer service. In some instances, utility services are separately metered and paid by the tenants. In other cases, the landlord master meters electric and water services, in which case the cost of the utility service is allocated among the tenants on a prorata basis on the basis of usage or area. The billing mechanism for any master metering arrangement with respect to Project is usual and customary for the geographic area in which the Project is located.

             (vi) Neither the Land nor any of the Improvements is "held for sale" within the meaning of the Code.

Seller shall deliver a certificate at Closing as to the correctness of the representations and warranties set forth above as of the Closing Date and if any such representation shall not then be correct, of any exceptions thereto.

Notwithstanding anything contained in this Agreement to the contrary, all of the representations, warranties and certifications (the "Representations") which are made by Seller and set forth herein or in any of the documents or instruments required to be delivered by Seller hereunder, shall be subject to the following conditions and limitations:
(i) there shall be no liability on the part of Seller for breaches of Representations of which Buyer had current actual knowledge at Closing and (ii) in the event that prior to the time of Closing, during the course of Buyer's inspections, studies, tests and investigations or through other sources, Buyer gains current actual knowledge of a fact or circumstance which, by its nature, indicates that a Representation was or has become untrue or inaccurate, and such fact or circumstance was not intentionally withheld from Buyer by Seller with the intent to defraud Buyer, then Buyer shall not have the right to bring any lawsuit or other legal action against Seller, nor pursue any other remedies against Seller, as a result of the breach of the Representation caused thereby, but Buyer's sole right shall be to terminate this Agreement in which event the Earnest Money Deposit shall be returned to Buyer.

5.2 Covenants and Agreements of Seller. Seller covenants and agrees with Buyer as follows:

        (a) Within ten (10) days after the Effective Date, Seller shall deliver to Buyer (or, with respect to items (v), (vi) and (x) below, permit inspection in the offices of the Property Manager), copies (or where specifically indicated, original counterparts) of the following:

             (i)  All existing Leases;

             (ii) All service, maintenance, management, and other contracts relating to the ownership and operation of the Property;

             (iii) All building permits and certificates of occupancy or of substantial completion issued with respect to the construction and ownership of the Project that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession;

             (iv) All available real estate and personal property tax statements for real estate and personal property taxes due and payable in the year of Closing with respect to the Project and, if received by Seller, the valuation notice issued with respect to the Project for the year of Closing, that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession;

             (v) All operating budgets, operating statements and property reports that, to Sellers' actual knowledge are in Seller's or the Property Manager's possession;

             (vi) The plans and specifications with respect to the Project that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession, to be furnished with no representation, warranty, or recourse whatsoever;

             (vii) The Rent Roll, current through the first day of the month preceding the month in which the Effective Date falls;

             (viii) To the extent in Seller's or the Property Manager's possession, all environmental reports pertaining to the Property; and

             (ix) All other books and financial records with respect to the Property that, to Seller's current actual knowledge, are in Seller's or Property Manager's possession (other than Seller's projections and other financial information prepared by Seller in connection with its purchase of the Property, internal financial or performance reviews, the closing documents relating to such purchase, Seller's partnership agreement and other partnership financial and tax records).

Seller represents and warrants to Buyer that the information described in this Section 5.2:

        (a) constitutes all of the books and financial records in Seller's possession (or in the possession of its Property Manager) with respect to the Property (other than Seller's projections and other financial information prepared by Seller in connection with its purchase of the Property, internal financial or performance reviews, the closing documents relating to such purchase, Seller's partnership agreement or other partnership financial and tax records). In the event that Buyer terminates the Contract for any reason, Buyer shall immediately return to Seller all of the information concerning the Property supplied by Seller or Property Manager.

        (b) Within thirty (30) days after the Effective Date, Seller shall use reasonable efforts to obtain and deliver to Buyer estoppel certificates from the Tenants of the Property, in the form of Exhibit "J" attached to this Contract. If Seller is unable to obtain an estoppel certificate for each tenant substantially in the form of Exhibit "J", Seller shall deliver to Buyer an estoppel certificate executed by Seller as to such Tenant in the form of Exhibit "K", as modified to make the statements therein true and correct.

        (c) From the date hereof until the Closing Date or the earlier termination of this Contract, Seller shall:

             (i) Operate, insure at current insured amounts, maintain and lease the Project in the ordinary course of Seller's business and use reasonable efforts to reasonably preserve for Buyer the relationship of Seller and Seller's suppliers, Tenants, and others having ongoing business relations with Seller relating to the Project; and

             (ii) Advise Buyer of any litigation, arbitration, or administrative hearing before any governmental agency concerning of affecting the Property in any manner that is instituted or threatened in writing after the Effective Date and of which Seller has current actual knowledge; and

             (iii) Not, without Buyer's prior written consent (which consent may be withheld in Buyer's sole discretion), enter into any leases, contracts or other commitments that will survive Closing other than service contracts that are terminable on thirty (30) days or less notice. With respect to any lease or any renewal, extension or amendment of any lease for any portion of the Property which is approved by Buyer and which is entered into after the Effective Date, Buyer shall pay (or reimburse Seller at Closing) for the cost of all tenant improvements and leasing commissions required by the terms thereof.

        Any consent or approval requested by Seller pursuant to this
Section 5.2(c)(iii) shall be deemed granted if Buyer does not object within five (5) Business Days after Buyer's receipt of Seller's written request.

5.3 Survival Beyond Closing. Except to the extent that Buyer has current actual knowledge of any breach at or prior to Closing (which Buyer, by closing the purchase contemplated hereby, shall be deemed to have waived), the representations, warranties, and covenants of Seller contained in this Contract shall survive the Closing. In the event of any such breach or misrepresentation discovered by Buyer after Closing, Buyer may bring an action against Seller for Buyer's actual damages resulting from such breach, but not for any incidental or consequential damages, provided, however, that any action with regard to an alleged breach of any such representation, warranty or covenant of Seller must be brought within two (2) years after Closing.

5.4 Current Actual Knowledge; Authority. The term "Buyer's current actual knowledge," as used in the Contract, means matters of which John Gattuso is presently aware at the relevant time by virtue of Buyer's inspections and due diligence with respect to the Property, but without being required to undertake any further investigation or inquiry whatsoever. The term "Seller's current actual knowledge," as used in this Contract, means matters of which Seller, Stewart R. Stender or Robert C. Lux is presently aware at the relevant time, by virtue of Seller's ownership of the Property, without undertaking any further investigation or inquiry whatsoever, but does not include matters of which any other person or entity (including, but not limited to, the Property Manager or any prior manager of the Property) other than Seller, Stewart R. Stender or Robert C. Lux is or may be aware but Seller acknowledges that it has made good faith inquiry of the Property Manager with regard to the correctness of the representations and warranties set forth in Section 5.1. and the delivery of the documents referenced in Section 5.2(a). No brokers, agents or other third parties (including, but not limited to, the Property Manager or any prior manager of the Property) are authorized by make any representations and warranties binding on Seller. In particular, but without limitation, except as is expressly represented or warranted in Section 5.2(a) hereof, Seller hereby disclaims, and makes no representation or warranty, as to the accuracy of the contents or the completeness of any item delivered by either Seller or the Property Manager of the Project to Buyer or made available for inspection or review by Buyer.

5.5 "AS-IS" Sale. Seller has advised Buyer that Seller has retained an independent contractor to manage the Project and that Seller recently acquired the Project. Accordingly, Seller's current personnel have limited personal knowledge regarding the construction of the Project, the operation of the Project, and other matters that an owner of property similar to the Project might ordinarily have. A material consideration in negotiating the Purchase Price is Buyer's agreement that Buyer shall rely solely on its own investigation in consummating this transaction, except as expressly stated to the contrary in this Contract and that SELLER HAS MADE NO EXPRESSED OR IMPLIED REPRESENTATIONS OR WARRANTIES RESPECTING THE SUBJECT MATTER OF THIS TRANSACTION, EXCEPT AS EXPRESSLY STATED TO THE CONTRARY IN THIS CONTRACT. (See Section 11.6)

5.6 Due Diligence Disclosure. Seller has disclosed to Buyer and Buyer acknowledges and agrees that the Purchase Price is based upon the following disclosure relating to the Property:

        (a) Seller will cause the roof of the Science Center building (9401-9443 Science Center Drive) to be replaced by April 30, 1997, at Seller's sole cost and expense. Other than to replace such roof by such date, Seller shall have no obligations with respect to the roof of the Science Center Building after the Closing Date.

        (b) Seller shall complete the repaving of the parking lot of the Valley Oak Building by no later than June 15, 1997, at Seller's sole cost and expense. Other than to complete the repaving of the parking lot by such date, Seller shall have no obligations with respect to the parking lot of the Valley Oak Building after the Closing Date.

        (c) Seller has given Buyer notice of an expansion joint issue in the Science Center Project, costing approximately $20,000 to repair. Seller shall have no obligations with respect to the expansion joint of the Science Center Project after the Closing Date.

        (d) Seller shall pay (or credit Buyer for) a $10,000 commission payable with respect to the Sox Appeal Lease (6321-6315 Bury Drive Building) in December, 1997 and a $13,678 commission payable with respect to the Mamac Lease in February, 1997 7400 Flying Cloud Drive Building).

        (e) Seller will transfer to Buyer an escrow with the Title Company executed with respect to certain title defects with respect to the 7660-7716 Golden Triangle Drive and 7115-7173 Shady Oak Drive
Buildings.

        (f) In connection with the building of the age and use of the Improvements, there may be minor defects discovered by Buyer during the Inspection Period which shall not permit Buyer to renegotiate the Purchase Price.

        (g) Seller has certain obligations under the Cipirco Lease to provide additional leasable areas to such Tenant and to provide additional tenant improvements, which obligations will be assumed by Buyer.




ARTICLE VI

REPRESENTATIONS, WARRANTIES, COVENANTS AND
AGREEMENTS OF BUYER

6.1 Representations and Warranties of Buyer.Buyer represents, warrants, covenants, and agrees with Seller as of the Effective Date and as of the Closing Date, except where specific reference is made to another date or dates that:

        (a) Buyer has the full right, power, and authority to purchase the Property from Seller as provided in this Contract and to carry out Buyer's obligations under this Contract, and all requisite action necessary to authorize Buyer to enter into this Contract and to carry out Buyer's obligations hereunder has been taken;

        (b) Buyer shall rely solely on its own investigation in consummating this transaction and, except for express representations and warranties of Seller contained herein or as expressly stated herein to the contrary, Buyer has not relied on any representation, warranty or assurance, expressed or implied;

        (c) Buyer shall promptly advise Seller in writing if Buyer's investigation of the Property reveals the presence of hazardous wastes or other environmental contamination (including asbestos), or facts that would cause a reasonable person to investigate further the possibility of such contamination.

        (d) Within seven (7) days after the date hereof, Buyer and the Trust will deliver to Seller copies of Buyer's and the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996, as amended, and September 30, 1996, each as filed with the Securities and Exchange Commission (the "SEC") (collectively, the "Securities Filings"). As of their respective filing dates with the SEC, the Securities Filings complied as to form in all material respects with the applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the respective rules and regulations promulgated thereunder, and did not contain any untrue statement of material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. No event has occurred since the filing of Buyer's and the Trust's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 which is required to be disclosed in a report filed either by Buyer or the Trust pursuant to Section 13(a) or 15(d) of the Exchange Act which has not been so disclosed.

        (e) The Partnership Interests to be issued to Seller will be, when issued, duly authorized, validly issued, fully paid and non-assessable. The Shares to be issued upon exchange of the Partnership Interests will be, when issued, duly authorized, validly issued, fully paid and non-assessable, and no liability shall attach to Seller related thereto.




ARTICLE VII

CONDITIONS PRECEDENT TO BUYER'S AND SELLER'S PERFORMANCE

7.1 Performance of Buyer's Obligations. Seller is not obligated to perform under this Contract unless:

        (a) Buyer has performed all obligations and agreements performable by Buyer on or before Closing;

        (b) Buyer is simultaneously closing on the 330 Contract and the SOBC Contract; and

        (c) all representations and warranties of Buyer are true and correct in all material respects as of the Closing Date.

7.2 Performance of Seller's Obligations. Buyer is not obligated to perform under this Contract unless:

        (a) Seller has performed all obligations and agreements performable by Seller on or before Closing;

        (b) all representations and warranties of Seller are true and correct in all material respects as of the Closing Date;

        (c) as of the Closing, there have been no material adverse changes in the physical condition of the Project from the condition thereof as of the end of the Inspection Period; and

        (d) no material default, vacation, termination, bankruptcy or other adverse material change in status has occurred with respect to any Tenant or Tenants representing an aggregate of more than 5% of the total net operating income with respect to the Property, as shown on the Rent Roll for the Property.

7.3 Approval of Seller's Lender. Seller's performance hereunder is subject to receipt of Seller's lender's approval of the execution and performance of this Contract by not later than January 31, 1997. If for any reason such approval has not been obtained by Seller by such date, Seller shall have the right to terminate this Agreement by notice to Buyer on or before January 31, 1997; provided, however, if Seller is unable to secure such approval on or before January 31, 1997, Buyer may, at Buyer's option, by notice to Seller, extend said deadline to the end of the Inspection Period. If Seller terminates this Contract by reason of this Section 7.3, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).




ARTICLE VIII

CLOSING

8.1 Date and Place of Closing. The Closing shall take place in the offices of the Title Company in Minneapolis, Minnesota. The Closing Date shall be March 20, 1997, unless an earlier date is agreed on in writing by Seller and Buyer.

8.2     Items to be Delivered at the Closing.

        (a) Seller. At the Closing, Seller shall deliver or cause to be delivered to Buyer or the Title Company, the following items:

             (i) the Title Policy, in the form specified by Section 4.5, with the cost thereof to be paid as provided in Section 4.5;

             (ii) a Special Warranty Deed, duly executed and acknowledged by Seller, in substantially the form attached as Exhibit "B", subject to the Permitted Exceptions;

             (iii) the original Leases or, if original Leases are not in Seller's possession, copies thereof certified by Seller to be true and correct copies of original Lease;

             (iv) duplicate originals of the Assignment and Assumption of Leases of substantially the form attached as Exhibit "C", duly executed and acknowledged by Seller;

             (v) a Bill of Sale and Assignment and Assumption of Contracts, Bonds, Warranties and Guaranties in substantially the forms attached as Exhibits "D" and "F", respectively, fully executed and acknowledged by Seller;

             (vi) a Non-Foreign Certification, in substantially the form attached as Exhibit "G", in compliance with Section 1445 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, stating under penalty of perjury the Seller's United States identification number and that Seller is not a "foreign person" as defined in Section 1445, duly executed and acknowledged by Seller; provided, however that if Seller fails to deliver this affidavit, Buyer may withhold from the Purchase Price and pay to the Internal Revenue Service the amounts required by Section 1445, and regulations promulgated thereunder;

             (vii) keys to all locks located in the Project that are in Seller's possession;

             (viii) the Rent Roll, substantially in the form attached hereto as Exhibit "E", certified by Seller to its current actual knowledge through the Closing Date;

             (ix) a Tenant Notice Letter in substantially the form attached as Exhibit "H" (the "Tenant Notice Letters") for each of the Tenants, duly executed by Seller;

             (x) originals (or, if originals are not in Seller's possession, copies certified by Seller to be true and correct copies thereof) of all service contracts, plans, warranties, guaranties, and other contracts and agreements relating to the ownership and operation of the Project that, to its current actual knowledge, are in Seller's possession, but Seller shall not be obligated to deliver copies of the purchase agreement or closing documents relating to the purchase of the Property by Seller;

             (xi) appropriate evidence of authorization, satisfactory to Buyer and the Title Company, in their reasonable discretion, for (A) the sale of the Property in accordance with this Contract, (B) the execution and delivery of this Contract on behalf of Seller, and (C) the consummation of the transactions contemplated by this Contract on behalf of Seller;

             (xii) a standard form seller's affidavit in form acceptable to the Title Company;

             (xiii)  The Proxy Agreement, Investment Letter and
Registration Rights Agreement substantially in the forms agreed upon pursuant to Section 3.5 and executed by Seller and Robert C. Lux, Stewart
R. Stender and NWBC Associates, Inc.;

             (xiv) Seller's written agreement to indemnify and hold Buyer harmless of and from all liabilities, losses, damages, costs, expenses (including reasonable attorney's fees) that Buyer suffers or incurs by reason of any act or cause of action occurring or accruing prior to Closing Date and arising out of any act or failure to act of Seller's agents, representatives and employees relating to this Contract or to the Project.

             (xv) other items reasonably requested by the Title Company as administrative requirements for consummating the Closing.

        (b) Buyer.At the Closing, Buyer shall deliver to Seller or the Title Company:

             (i)  the cash sum required by Section 3.3;

             (ii) duplicate originals of the Assignment and Assumption of Leases, duly executed and acknowledged by Buyer;

             (iii) duplicate originals of the Assignment and Assumption of Contracts, Bond, Warranties and Guaranties, duly executed by Buyer;

             (iv)  the Tenant Notice Letters, duly executed by Buyer;

             (v) appropriate evidence of authorization, satisfactory to Seller and the Title Company, in their reasonable discretion, for (A) the purchase of the Property in accordance with this Contract, (B) the execution and delivery of this Contract on behalf of Buyer, and (C) the consummation of the transactions contemplated by this Contract on behalf of Buyer;

             (vi) other items reasonably requested by the Title Company as administrative requirements for consummating the Closing;

             (vii) The Registration Rights Agreement substantially in the form agreed upon pursuant to Section 3.5 and executed by the Trust, and the Partnership Amendment substantially in the form agreed upon pursuant to Section 3.5 and executed by or on behalf of the Trust and the limited partners of Buyer;

             (viii)  Assumption of the Lender Loan Documents; and

             (ix) Buyer's written agreement to indemnify and hold Seller harmless of and from all liabilities, losses, damages, costs, expenses (including reasonable attorney's fees) that Seller suffers or incurs by reason of any act or cause of action occurring or accruing on or after the Closing Date and arising out of any act or failure to act of Buyer's agents, representatives and employees relating to this Contract or to the Project.

8.3 Adjustments at Closing. The following items shall be adjusted or prorated between Seller and Buyer with respect to the Property:

        (a) Ad valorem taxes and installments of special assessments (collectively, "Taxes") relating to the Property due and payable in the calendar year of Closing shall be prorated between Seller and Buyer as of Closing Date, with the Seller being responsible for the number of days in such calendar year of the Seller's ownership and Buyer being responsible for the number of days in such calendar year of the Buyer's ownership.

             If the actual amount of Taxes due and payable in the calendar year of Closing is not known or cannot be calculated based on tax rates and assessed values as of the Closing Date, the proration shall be based on the amount of Taxes due and payable with respect to the Property in the calendar year preceding the calendar year of Closing. If the amount of actual Taxes due and payable in the calendar year in which the Closing takes place more or are less than the amount used to prorate for Taxes as of the Closing Date, then an adjustment for actual Taxes due shall be made after Closing with fifteen days after receipt of the property tax statements by Buyer. Any amounts now or hereafter received by Buyer (net of costs and expenses incurred in connection with such protest) or Seller by reason of tax protests for real estate taxes due and payable with respect to periods prior to the Closing Date shall be the property of Seller, subject only to the rights of Tenants therein.

        (b) Subject to the provisions of subsection (f) below, rents (including Tenants' contributions for operating costs and taxes) actually paid to and received by Seller in collected funds before Closing with respect to the Project for the month in which Closing occurs shall be prorated as of Closing, with Seller to be charged and Buyer to be credited with their respective portions. Rents payable with respect to the Project for the month in which Closing occurs which have not been paid to and received by Seller in collected funds before Closing shall be prorated as of Closing, but with no cash credit or debit provided at Closing. Nothing in this subparagraph shall prohibit, limit, or restrict Seller from collecting or attempting to collect directly from any Tenant after Closing in any lawful manner, but excluding Seller's bringing a unlawful detainer action against a Tenant in connection with Seller's collection efforts, any rents delinquent at the time of Closing. Rents received after Closing shall be applied first to current rents and rents that become delinquent after Closing and then to rents that are delinquent as of the Closing (with Seller's portion to be promptly paid by Buyer to Seller).

        (c) Seller shall pay over to Buyer and shall deliver to Buyer an accounting for the following: unforfeited deposits paid to Seller (but not Seller's predecessor) by Tenants, including all rental, security, utility, key, damage, and other deposits; prepaid rents paid to Seller by the Tenants for periods subsequent to the Closing Date; and any other money held by Seller for the account of the Tenants.

        (d) All insurance policies and property management and leasing agreements shall be terminated as of the Closing and there shall be no prorations as to these items.

        (e) All other income and ordinary operating expenses of the Property (other than for public utilities, for which each party shall deal directly with the service provider), including maintenance, management, and other service charges, and all other normal operating charges with respect to the Project shall be prorated effective at Closing based on reasonable estimates of such operating expenses, and appropriate cash adjustments shall be made by Buyer and Seller at Closing.

        (f) With respect to amounts paid or payable by Tenants under the Leases pursuant to provisions relating to escalations or pass-throughs of operating expenses and real estate taxes ("Additional Rents"), Seller shall provide to Buyer at closing a certified statement itemizing by Tenant the amount of Additional Rents collected from such Tenant and a computation of the actual Additional Rents due from such Tenant for the period from January 1, 1997 (or, if such Tenant pays Additional Rents on other than a calendar year basis, from the commencement of the fiscal year on which such Tenant pays Additional Rents) through the last day of the month prior to the month in which Closing occurs (the "Additional Rent Statement"). Promptly after Closing, but in no event more than thirty (30) days after Closing, Seller shall provide a final certified Additional Rent Statement updating the statement previously provided through the date of Closing. At the time each such Additional Rent Statement is provided, Seller shall also provide to Buyer the supporting data upon which such Additional Rent Statement is based. As soon as practical after Closing, Seller shall attempt to reconcile with the Tenants for the period prior to Closing.

             If the final Additional Rent Statement shows that Seller has over collected the Additional Rents due from the Tenants under the Leases in force (including month to month and other holdover or extension arrangements with such Tenants) at the Closing, Seller shall pay to Buyer the amount of such over collected Additional Rents at the time the final Additional Rent Statement is provided to Buyer. If the final Additional Rent Statement shows that Seller has under collected the Additional Rents due from the Tenants under the Leases in force at the Closing, Buyer shall make appropriate adjustments to the monthly amounts payable by such Tenants and shall invoice such under collected amounts to such Tenants as part of Buyer's year end billing to reconcile estimated Additional Rents to actual amounts received from each such Tenant. Buyer shall pay to Seller such uncollected amounts as, if and when received by Buyer. Buyer shall use reasonable efforts to collect such amounts due and shall be entitled to recover the cost of collections incurred in connection with such efforts (apportioned proportionately between the amounts due to Seller and to Buyer) other than Buyer's administrative and overhead costs in billing and collection in connection with normal operations at the Property. The foregoing notwithstanding, Buyer shall have no liability to Seller for any uncollected amounts and shall not be required to commence any legal action to collect any such amounts.

             Notwithstanding Seller's provision to Buyer of the final certified Additional Rent Statement and the payment if any, of over collected amounts at the time of the provision of such statement, Seller shall remain obligated to refund to any Tenant any additional amounts finally determined to have been overcollected from such Tenant with respect to the period prior to Closing by an independent arbitral or judicial authority.

             With respect to Additional Rents due to Seller from Tenants not in occupancy as of the date of Closing, Seller shall retain all rights relating thereto and all amounts collected by Seller relating thereto shall be retained by Seller.

             As between Seller and Buyer, Additional Rents shall be allocated and apportioned over the period with regard to which operating expenses or real estate taxes are incurred, notwithstanding the date on which such Additional Rents become payable.

             The provisions of this subsection (f) shall survive Closing.

        (g) Buyer shall be entitled to a credit against the Purchase Price as provided in Sections 4.4 and 5.2(d) hereof.

8.4 Possession and Closing. Possession of the Property shall be delivered to Buyer by Seller at the Closing, subject to the rights of the Tenants. Buyer shall make its own arrangements for the provision of public utilities to the Project and Seller shall terminate its contracts with such utility companies that provide services to the Project.

8.5 Costs of Closing. Each party is responsible for paying the legal fees of its counsel in negotiating, preparing, and closing the transaction contemplated by this Contract. Seller shall be responsible for paying the state deed tax (if any) due upon recording of the Special Warranty Deed and Buyer shall be responsible for paying the recording fees for such deed. Any other expense not specifically allocated herein shall be allocated between the parties in the customary manner for closings of real property similar to the Property in the geographic area in which the Property is located.




ARTICLE IX

DEFAULTS AND REMEDIES

9.1 Seller's Defaults; Buyer's Remedies. In addition to Buyer's remedy for the breaches described in Section 5.3 hereof, if Seller is in default hereunder after expiration of any applicable cure period provided herein, Buyer may, at Buyer's sole option, do any of the following, as Buyer's sole and exclusive remedies:

        (a) Terminate this Contract by giving written notice to Seller on or before the Closing Date, in which event the Earnest Money Deposit shall be returned to Buyer; or

        (b) If the default is Seller's failure to cure Objections, cure the Objections not cured by Seller at Closing (thereby waiving any further recourse against Seller by reason thereof) and reduce the Purchase Price only to the extent of up to the first $100,000 (in the aggregate) of the cost of curing any Material Objections and the full amount of the cost of discharging any Lien, to the extent paid by Buyer and not by Seller pursuant to Section 4.4 hereof, and proceed to consummate this transaction in accordance with this Contract, or

        (c)  Enforce specific performance of this Contract.

9.2 Buyer's Default; Seller's Remedies. If Buyer is in default under this Contract or under the SOBC Contract or the 330 Contract, and such default continues for ten (10) days after written notice thereof from Seller to Buyer, Seller may, as Seller's sole and exclusive remedy, terminate this Contract and receive the Earnest Money Deposit from the Title Company.

9.3 Payment of Earnest Money Deposit. Upon the termination of this Contract by reason of a default by Buyer hereunder and expiration of any applicable cure period provided herein, the Earnest Money Deposit shall forthwith be tendered by the Title Company to Seller. If the Earnest Money Deposit may be properly delivered to Seller under this Section 9.3, then Buyer shall, promptly on written request from Seller, execute and deliver any documents necessary to cause the Title Company to deliver the Earnest Money Deposit to Seller.

9.4 Waiver of Claims. As a further material inducement to Seller to enter into this Contract and the transactions contemplated herein, Buyer represents and warrants to Seller that Buyer is acquiring the Property for commercial or business use, has knowledge and experience in financial and business matters that enable Buyer to evaluate the merits and risks of the transaction herein contemplated, has bargained for and obtained a Purchase Price and other terms under this Contract which make the acceptance of a contract which substantially limits its recourse against the Seller acceptable and has been and will continue to be represented by counsel in connection with the transactions contemplated herein.

9.5 Statutory Cancellation. The parties agree that if Seller commences a statutory cancellation of this Agreement by reason of Buyer's default, the Buyer's cure period shall be limited to thirty (30) days.



ARTICLE X

BROKERAGE COMMISSIONS

10.1 Amount. Seller shall pay a real estate brokerage commission to Tom Holtz of CB Commercial (the "Seller's Broker") in the amount of $200,000 for Broker's services in connection with this transaction, if, as and when Closing occurs and Seller conveys the Property to Buyer.

        Seller's obligation to pay such commission is totally contingent upon the consummation of the Closing and the payment to Seller of the Purchase Price and shall not be payable if Closing and such payment shall not occur for any reason, including Seller's default. Seller's Broker may divide its commission with other licensed real estate brokers, agents, or salespersons, but Seller's only obligation to pay a commission with respect to the Property, regardless of the nature or extent of Seller's contact with any other broker or salesman is to Seller's Broker pursuant to this Contract. Notwithstanding the foregoing, Seller may, at its option, require the Buyer to pay the Seller's Broker in which event the Purchase Price shall be reduced by the amount of such payment. Buyer shall be responsible to pay the commission or fee due to Tim Leary & David Ryder of CB Commercial ("Buyer's Broker") in connection with this Contract Buyer's Broker shall have no right to share in the commission payable by Seller to Seller's Broker. Buyer's obligation to pay such commission is totally contingent upon the consummation of the Closing and the payment to Seller of the Purchase Price and shall not be payable if Closing and such payment shall not occur for any reason, including Buyer's default.

10.2 Indemnity. Seller represents and warrants to Buyer that Seller has not contacted or entered into any agreement with any real estate broker, agent, finder, or any other party in connection with this transaction, other than as identified in Section 10.1 and that Seller has not taken any action that would result in any real estate broker's, finder's, or other fees or commissions being due to any other party with respect to this transaction. Seller acknowledges and agrees that Buyer shall have no obligation to pay any commission by reason of the purchase and sale contemplated hereby to Seller's Broker and that any commission payable to any such persons or entities by reason of the purchase and sale contemplated hereby shall be paid by Seller; such agreement shall not create any obligation by Seller to such person or entity absent a written agreement with Seller to such effect. Buyer represents and warrants to Seller that Buyer has not contacted or entered into any agreement with any real estate broker, agent, finder, or other party in connection with this transaction, other than as identified in Section
10.1 and that Buyer has not taken any action that would result in any real estate broker's, finder's, or other fees or commissions being due to any other party with respect to this transaction. Buyer acknowledges and agrees that Seller shall have no obligation to pay any commission by reason of the purchase and sale anticipated hereby to Buyer's Broker. Each party hereby indemnifies and agrees to hold the other party harmless from any loss, liability, damage, cost, or expense (including, but not limited to, reasonable attorney's fees) resulting to the other party from a breach of the representation and warranty made by such party herein. The indemnities set forth in this Section 10.2 shall survive the Closing.





ARTICLE XI

MISCELLANEOUS

11.1 Notices. All notices, demands, requests, and other communications given with respect to the subject matter of this Contract shall be in writing, and shall be deemed to be delivered (a) on receipt if delivered by hand delivery, (b) on receipt if faxed to the number provided below (provided that a copy of such fax is also sent by U.S. mail or by a recognized overnight courier service), or (c) when delivered to a recognized overnight courier service, or whether actually received or not, if addressed as provided below:

If to Seller:         c/o Apex Asset Management Corporation
                      600 South Highway 169, Suite 1970
                      Minneapolis MN 55426
                      Attn:  Stewart R. Stender
                      Fax No: 612-545-1510

Copies to:            Fabyanske, Svoboda, Westra & Hart
                      1100 Kinnard Financial Center
                      920 Second Avenue South
                      Minneapolis MN 55402
                      Attn:  Mark W. Westra
                      Fax No: 612-338-3857

If to Buyer:          Liberty Property Limited Partnership
                      65 Valley Stream Parkway
                      Great Valley Corporate Center
                      Malvern, PA 19355
                      Fax No: 610-644-4129
                      Phone No: 610-648-1754

With a copy to:       Liberty Property Limited Partnership
                      65 Valley Stream Parkway
                      Great Valley Corporate Center
                      Malvern, PA 19355
                      Attention:  Anne Sheppard
                      Fax No: 610-644-4129
                      Phone No: 610-648-1700


Copies to:            Dorsey & Whitney
                      220 South Sixth Street
                      Suite 2200
                      Minneapolis MN 55402
                      Attention:  Jeff Benson
                      Phone No: 612-340-2600
                      Fax No: 612-340-7800

11.2 Governing Law. This Contract is being executed and delivered, and is intended to be performed, in the State of Minnesota, and the laws of Minnesota shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein. This Contract is performable in, and the exclusive venue for any action brought with respect hereto shall lie in, Hennepin County, Minnesota.

11.3 Entirety and Amendments. This Contract embodies the entire agreement between the parties and supersedes all prior agreements and understandings, if any, relating to the Property, including any letter of intent executed relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

11.4 Parties Bound. This Contract is binding on and inures to the benefit of Seller and Buyer, and their respective heirs, executors, administrators, successors, and assigns.

11.5 Further Acts. In addition to the acts and deeds recited in this Contract and contemplated to be performed, executed, and/or delivered under this Contract, Seller and Buyer agree to perform, execute, and/or deliver or cause to be performed, executed, and/or delivered at the Closing of after the Closing all further acts, deeds, and assurances reasonably necessary to consummate the transactions contemplated hereby.

11.6 Condition of the Property. EXCEPT FOR ANY REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, BUYER ACKNOWLEDGES AND AGREES THAT THE PROPERTY SHALL BE CONVEYED AND TRANSFERRED TO BUYER "AS IS, WHERE IS, AND WITH ALL FAULTS", AND THAT, EXCEPT FOR ANY EXPRESS REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, SELLER DOES NOT WARRANT OR MAKE ANY REPRESENTATION, EXPRESSED OR IMPLIED, AS TO THE MERCHANTABILITY, QUANTITY, QUALITY, CONDITION, SUITABILITY OR FITNESS FOR ANY PURPOSE WHATSOEVER OF THE PROPERTY AND HAS NO OBLIGATION WHATSOEVER TO UNDERTAKE ANY REPAIRS, ALTERATIONS, OR OTHER WORK OF ANY KIND WITH RESPECT TO ANY PORTION OF THE PROPERTY.

BUYER AGREES THAT IN THE EVENT OF ANY SUCH CONSTRUCTION DEFECTS, ERRORS, OMISSIONS OR ON ACCOUNT OF ANY OTHER CONDITIONS AFFECTING THE PROPERTY, BUYER SHALL LOOK SOLELY TO SELLER'S PREDECESSORS OR TO SUCH CONTRACTORS AND CONSULTANTS AS MAY HAVE CONTRACTED FOR WORK IN CONNECTION WITH THE PROPERTY FOR ANY REDRESS OR RELIEF. EXCEPT FOR ANY REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, UPON THE ASSIGNMENT BY SELLER OR ITS CLAIMS, BUYER RELEASES SELLER OF ALL RIGHTS, EXPRESS OR IMPLIED, BUYER MAY HAVE AGAINST SELLER ARISING OUT OF OR RESULTING FROM ANY ERRORS, OMISSIONS OR DEFECTS IN THE PROPERTY.

SUBJECT TO THE DELIVERY BY SELLER OF THE INFORMATION DESCRIBED IN SECTION 5.2(a) HEREOF, TO THE EXTENT IN SELLER'S, SELLER'S PARTNERS OR THE PROPERTY MANAGER'S POSSESSION, BUYER ALSO ACKNOWLEDGES AND AGREES THAT THE PROVISIONS IN THIS CONTRACT FOR INSPECTION AND INVESTIGATION OF THE PROPERTY ARE ADEQUATE TO ENABLE BUYER TO MAKE BUYER'S OWN DETERMINATION WITH RESPECT TO THE MERCHANTABILITY, QUANTITY, QUALITY, CONDITION, AND SUITABILITY OR FITNESS FOR ANY PURPOSE OF THE PROPERTY, INCLUDING, WITHOUT LIMITATION, ITS COMPLIANCE WITH APPLICABLE ENVIRONMENTAL LAWS.

11.7 Time of the Essence. It is agreed by Seller and Buyer that time is of the essence with respect to this Contract.

11.8 Exhibits. The Exhibits referred to in, and attached to, this Contract are incorporated in and made a part of this Contract for all purposes.

11.9 Risk of Loss. Seller shall promptly notify Buyer of any fire or other casualty affecting the Project or of any actual or threatened (to the extent that Seller has current actual knowledge thereof) taking or condemnation of all or any portion of the Project. If between the Effective Date of the Contract and the Closing Date, there occurs:

        (a) damage to the Project caused by fire or other casualty that would cost $500,000 or more to repair or would be likely to result in Buyer's judgment, in the loss of any Tenant or Tenants representing an aggregate of more than 5% of the total net operating income with respect to the Property; or

        (b) the taking or condemnation of all or a portion of the Project that would materially interfere with the present use of the Project or if any taking or condemnation occurs for which Buyer does not approve the amount of the condemnation award;

             then, Buyer may terminate this Contract by giving written notice to Seller within ten (10) Business Days after Buyer has received notice from Seller. If Buyer does not so timely elect to terminate this Contract, then the Closing shall take place as provided herein and there shall be assigned to Buyer at the Closing all interest of Seller in and to any insurance proceeds (and Seller shall pay to Buyer the amount of any deductible) or condemnation awards payable to Seller on account of that event, less sums that Seller incurs before the Closing to repair any of the damage.

             If between the Effective Date of the Contract and the Closing Date, there occurs:

        (c) damage to the Project caused by fire or other casualty that would cost less than $500,000 to repair or would be likely to result, in Buyer's judgment, in the loss of any Tenant or Tenants representing an aggregate of less than 5% of the total net operating income with respect to the Property; or

        (d) the taking or condemnation of all or a portion of the Project that would not materially interfere with the present use of the Project and Buyer approves of the condemnation award;

             then, Buyer may not terminate this Contract and there shall be assigned to Buyer at the Closing all interest of Seller in and to insurance proceeds (and Seller shall pay to Buyer the amount of any deductible) or condemnation awards payable to Seller on account of that event, less sums that Seller incurs before the Closing to repair any of the damage.

             The provisions of the Section 11.9 shall survive Closing.

11.10 Assignment. This Agreement shall apply to, inure to the benefit of and be binding upon and enforceable against the parties hereto and their respective successors and assigns. No such assignment will release Buyer from any of its obligations hereunder.

11.11 Attorney's Fees. If either party hereto employs an attorney to enforce or defend its rights hereunder, the prevailing party shall be entitled to recover its reasonable attorney's fees.

11.12 Non-Disclosure; Non-Recordation. Neither party shall make public disclosure with respect to this transaction before the Closing except:

        (a) as may be required by law, including without limitation disclosures required under securities laws; and

        (b) to such lenders, attorneys, accountants, partners, directors, officers, employees and representatives of either party or of such party's advisors who need to know such information for the purpose of evaluating and consummating the transaction, including the financing of the transaction; and

        (c) to present or prospective sources of financing.

        Neither this Contract, nor a memorandum hereof, shall be recorded in any public records.

11.13 Enforceability. If a provision of this Contract is held to be illegal, invalid, or unenforceable under present or future laws effective during this Contract, the legality, validity, and enforceability of the remaining provisions of this Contract shall not be affected thereby, and in lieu of each illegal, invalid or unenforceable provision there shall be added automatically as a part of this Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable.

11.14 Business Day. Notwithstanding any other provision herein, if the Closing Date or the expiration of the Inspection Period, Title Review Period or Cure Period occurs on a day that is not a Business Day, then the Closing Date or the expiration date for such period shall be extended to 4:00 p.m. on the first Business Day following that date.

11.15 Expiration of Offer. If a fully-executed counterpart of this Contract is not received by Seller and Title Company on or before January 24, 1997, as indicated below, the offer contained in this Contract shall be null and void.

11.16 Counterpart Signatures. This Contract may be executed in any number of counterparts, which, when assembled and taken together, is to be regarded as a single agreement.




                          SIGNATURE PAGE FOR
                           CONTRACT OF SALE
                                  NWBC



EXECUTED by Buyer on the         day of January, 1997

                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By: Liberty Property Trust,
                              its sole general partner

                          By:
                              ------------------------------
                          Its:
                              ------------------------------



EXECUTED by Seller on __ day of January, 1997.

                          SELLER:

                          NWBC ASSOCIATES LIMITED PARTNERSHIP,
                          a Minnesota limited partnership


                          By: NWBC ASSOCIATES, INC.,
                              a Minnesota corporation, its general
                              partner


                          By:
                               ------------------------------
                          Its:
                               ------------------------------


JOINDER OF BROKERS


Brokers have executed this Contract solely for the purposes of evidencing its agreement to the terms of Section 10.1 of this Contract. No consent by Brokers shall be required to amend any other term of this Contract.


Date executed:  January __, 1997

                          CB COMMERCIAL

                          By:
                                  ------------------------------
                          Name:   Tom Holtz
                          Title:


                          By:
                                  ------------------------------
                          Name:   Jim Leary
                          Title:


                          By:
                                  ------------------------------
                          Name:   David Ryder
                          Title:




JOINDER OF TITLE COMPANY



The undersigned has received a counterpart of this Contract, fully
executed by Seller and Buyer, on the       day of January, 1997.




                          COMMONWEALTH LAND TITLE INSURANCE COMPANY


                          By:
                                  ------------------------------
                          Name:
                          Title:





JOINDER OF SELLER'S PARTNERS


The undersigned partners in Seller agree that the Partnership Interests in Buyer acquired pursuant hereto shall be pledged as security for the performance of the obligations, duties and liabilities of Seller that survive Closing, provided however, that if no action is commenced with regard to an alleged breach in the performance of said obligations, duties and liabilities of Seller that survive Closing within one (1) year after Closing, such Partnership Interest shall thereafter be free and clear of any such pledge. The undersigned partners in Seller agree to execute and/or deliver such instruments as Buyer may reasonably request to perfect such pledge.

Dated:  January __, 1997


                          ------------------------------
                          Stewart R. Stender


                          ------------------------------
                          Robert C. Lux


                          NWBC ASSOCIATES, INC.

                          By:
                              ------------------------------
                          Its:
                              ------------------------------


EXHIBIT 10.3

                                 AMENDMENT
                                    TO
                             CONTRACT OF SALE
                                   NWBC


This Amendment (the "Amendment") dated as of the __ day of March, 1997, is made and entered into by and between NWBC ASSOCIATES LIMITED
PARTNERSHIP, a Minnesota limited partnership ("Seller") and LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership or its permitted assigns ("Buyer").

                                WITNESSETH


WHEREAS, Seller and Buyer entered into that Contract of Sale dated January 22, 1997, as amended by Amendment No. 1 thereto dated January 31, 1997 and by letter agreements dated March 7, 1997 and March 13, 1997 (the "Contract") with regard to certain property owned by Seller in Hennepin County, Minnesota; and

WHEREAS, Section 7.3 of the Contract requires that the approval of Seller's lender be obtained, which approval has been obtained subject to certain conditions; and

WHEREAS, Seller and Buyer have agreed to amend the Contract in order to evidence their agreement to certain changes to the Contract to accommodate the conditions of such lender's approval, as provided hereinafter; and

NOW, THEREFORE, in consideration of the foregoing recitals and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Defined Terms. Unless the context otherwise indicates or unless otherwise defined herein, capitalized terms used herein shall have the meanings set forth in the Contract.

2.     Amendments.

        a. Seller has delivered to Buyer the approval of Alegis Realty Investors LLC, as agent for Aetna Life Insurance Company ("Lender") of the prepayment of Seller's indebtedness, subject to the Buyer's agreement with the terms and conditions hereof.

        b. Section 3.3, through 3.3(iii), of the Agreement is hereby amended in its entirety to read as follows:

             "At Closing the following shall occur:

             (i) Buyer will assume at Closing $22,000,000 of the outstanding principal balance of that Mortgage Note (the "Note") dated April 25, 1996, executed by Seller in favor of Lender, in the original principal amount of $24,150,000;

             (ii) Buyer will pay at Closing the balance of said Note to the extent in excess of $22,000,000, including unpaid interest, contingent interest and other amounts due to Lender in connection therewith in the amount of $7,543,763.40, which shall be credited against the Purchase Price, provided that the Note and the other loan documents evidencing and securing the Note are amended (the "Amended Loan
Documents") by Buyer and Lender to:

                     (1) acknowledge that the outstanding principal balance of the Note is $22,000,000 and that the Note and such other loan documents are in full force and effect and that Seller is not in default thereunder;

                     (2) amend the interest rate to 8% per annum, interest only payable monthly, with a maturity date of three (3) years following Closing;

                     (3) delete all contingent interest provisions which provide Lender with a share of the cash flow or of the value of the Property, and terminate the Option Agreement entered into in connection with the loan;

                     (4) provide for prepayment at par at any time after nine (9) months following Closing;

                     (5) provide that Lender may call the Note for payment, at par, on or after six (6) months following Closing, upon sixty
(60) days' written notice to Buyer which notice may be given to Buyer at any time after four (4) months following Closing;

                     (6) provide for a release of Seller, Lux, Stender and NWBC Associates, Inc. from all liability thereunder;

                     (7) acknowledge that Buyer has no interest in the Deferred Maintenance Escrow Agreement;

                     (8) acknowledge that all other reserve and escrow accounts required by Lender will be transferred to Buyer, without adjustment to the Purchase Price (except that the Purchase Price will be adjusted by reason of any overfunded or underfunded real estate tax or insurance escrow account); and

                     (9) contain such other modifications as Buyer may reasonably require and such other terms to which Buyer and Lender may reasonably agree."

             (iii) Buyer will pay adjusted costs (including the closing costs) shown on the attachment to the Closing Statement in the amount of $283,236.60; and

             (iv) Buyer shall issue to Seller 56,381 partnership interests in Buyer (the "Partnership Interests"), with each Partnership Interest valued at the lesser of (a) the Average Share Price as of the Closing Date, or (b) $25, and with the number of Partnership Interests rounded to the nearest whole number."

        c. Section 3.5(f)(iii) of the Contract and the Registration Rights Agreement previously approved by Buyer and Seller is hereby amended to increase the permitted weekly trading by Seller from 10% to 20% of the average weekly trading volume for the Shares.

        d.   Section 7.3 is hereby deleted.

        e. Section 8.2(b)(viii) of the Contract is hereby amended to read:

             "(viii) Assumption of the Note and execution of the Amended Loan Documents."

        f. Section 7.2 of the Contract is hereby amended to add the following new subsection (e):

             "(e)Buyer is satisfied, in its reasonable discretion, with the form and content of the Amended Loan Documents."

        g. Subject to the terms of this Amendment, Buyer has accepted the condition of the Property pursuant to Section 4.6 of the Contract.

3.     Leasing Commissions.

        a. With respect to leases entered into after the effective date of the Contract, Seller hereby certifies to Buyer that the Hex Graphics/Howmedica tenant improvements have been fully completed and paid in full in the amount of $18,000.00 and that the Hex Graphics leasing commission in the amount of $3,499.73, the Howmedica leasing commission in the amount of $4,085.81 and the Multi-Ad Services leasing commission in the amount of $6,554.55 have been paid in full and Buyer agrees to reimburse Seller for such tenant improvement costs and leasing commissions at Closing.

        b. With respect to the Sox Appeal lease and the Mamac lease described in Section 5.6(d) of the Contract, Seller hereby certifies to Buyer that the leasing commissions for such leases have been paid in full.

4. Full Force and Effect. Seller and Buyer agree that the Contract is in full force and effect and has not been amended, modified or supplemented in any respect, except as provided herein.

5. Governing Law. This Amendment is being executed and delivered and is intended to be performed in the State of Minnesota, and the laws of Minnesota shall govern the validity, construction, enforcement and interpretation of this Amendment, unless otherwise specified herein.

6. Parties Bound. This Amendment is binding on and inures to the benefit of Seller and Buyer, and their respective heirs, executors, administrators, successors and assigns.

7. Counterpart Signatures. This Amendment may be executed in any number of counterparts, which, when assembled and taken together, is to be regarded as a single agreement.



                            SIGNATURE PAGE FOR
                                 AMENDMENT
                                     TO
                             CONTRACT OF SALE
                                    NWBC



EXECUTED by Buyer on the         day of March, 1997

                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:  Liberty Property Trust,
                               its sole general partner

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          By:
                               ------------------------------
                          Its:
                               ------------------------------


EXECUTED by Seller on __ day of March, 1997.

                          SELLER:

                          NWBC ASSOCIATES LIMITED PARTNERSHIP,
                          a Minnesota limited partnership


                          By:  NWBC ASSOCIATES, INC.,
                               a Minnesota corporation, its general
partner


                          By:
                               ------------------------------

                          Its:
                               ------------------------------



EXHIBIT 10.4

                             CONTRACT OF SALE
                    330 ASSOCIATES LIMITED PARTNERSHIP


   This Contract of Sale (the "Contract") dated as of this ___ day of January, 1997, is made and entered into by and between 330 ASSOCIATES LIMITED PARTNERSHIP, a Minnesota limited partnership ("Seller") and LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership or its permitted assigns ("Buyer").

   ARTICLE I

   DEFINED TERMS

   1.1 Definitions. As used in this Contract, the following terms have the meanings indicated:

   "Average Share Price" means the average closing price for the twenty
(20) Business Days preceding the Closing Date of a Share as reported on the New York Stock Exchange.

   "Business Day" means a day other than a Saturday, a Sunday or another day on which commercial banks in Minneapolis, Minnesota are not required to be open for public business.

   "Closing" means the consummation of the purchase of the Property by Buyer from Seller in accordance with Article VIII.

   "Closing Date" means the date on which the Closing is actually held.

   "Earnest Money Deposit" means the portion of the Purchase Price deposited by Buyer in escrow with the Title Company as provided in
Section 3.2, plus any interest accrued thereon. The amount of the total Earnest Money Deposit shall be payable as provided in Section 3.2 hereof.

   "Effective Date" means the date on which the Title Company acknowledges receipt of a fully-executed counterpart of this Contract.

   "Improvements" means the building, and all fixtures and other improvements associated therewith, containing approximately 197,100 square feet of net rentable area, situated on the Land generally known as the Towle Building, 330 Second Avenue South, Minneapolis, Minnesota.

   "Inspection Period" means the period commencing on the Effective Date and ending on March 7, 1997.

   "Land" means the certain lot, tract or parcel of land, in Minneapolis, Hennepin County, Minnesota, as more fully described on Exhibit A, on which the Improvements are located, together with all and singular the rights appurtenant to that land.

   "Leases" means all leases and/or occupancy agreements for space in the Project.

   "NWBC Contract" means that Contract of Sale of even date herewith between Buyer and NWBC Associates Limited Partnership.

   "Partnership Agreement" means the First Restated and Amended
Agreement of Limited Partnership dated as of June 19, 1995, as amended on December 22, 1995, as further amended on December 31, 1996, of the Buyer.

   "Permitted Exceptions" means the Title Exceptions set forth in the Title Commitment (defined in Section 4.1) or reflected in the survey delivered pursuant to Section 4.2, or any other exceptions or conditions that affect or may affect Seller's title to or use of the Property to which Buyer has not objected pursuant to Section 4.3, or that are approved (or deemed to be approved) by Buyer in accordance with Section 4.4.

   "Personal Property" means (a) all tangible personal property owned by Seller and located on or attached to the Project, (b) Seller's interest in all licenses or permits relating to the Property, (c) Seller's interest in all service, maintenance, management, or other contracts relating to the ownership or operation of the Project, (d) Seller's interest in all warranties or guaranties relating to the Project, (e) Seller's interest in all representations and warranties made to Seller by its predecessor in interest, to the extent assignable, and (f) Seller's interest in the names of the Project.

   "Project" means the Land and the Improvements.

   "Property" means, collectively, the Project, the Leases, and the Personal Property.

   "Property Manager" means:

         CB Commercial
         330 Second Avenue South
         Minneapolis MN 55402
         Attn:  Richard Schadegg
         Phone:  612-341-8108
         Fax:  612-341-9849

   "Purchase Price" means the total consideration to be paid by Buyer to Seller for the Property.

   "Rent Roll" means a rent roll identifying and providing certain information on the Leases, itemizing all security deposits, prepaid rents, and other property held by Seller for the account of the Tenants.

   "Shares" means the Common Shares of Beneficial Interest, par value $.001 per share, of the Trust.

   "SOBC Contract" means that Contract of Sale of even date herewith between the Buyer and SOBC Associates LLC.

   "Tenants" means those persons holding rights of a tenant under the Leases.

   "Title Company" means:

         Commonwealth Land Title Insurance Company
         51 Haddonfield Road
         Suite 115
         P.O. Box 5382
         Cherryhill, NJ 08304
         Attn:  Joe Patti
         Telephone No. 609-662-1500
         Telecopier:  609-665-6513

The Title Company shall conduct the title examination, furnish Seller and Buyer with evidence of title and exceptions thereto and issue the Title Policy.

   "Title Exception" means any lien, mortgage, security interest, encumbrance, pledge, assignment, claim, charge, lease (surface, space, mineral, or otherwise), condition, restriction, option, conditional sale contract, right of first refusal, restrictive covenant, exception, easement (temporary or permanent), right-of-way, encroachment, overlap, or other outstanding claim, interest, estate, or equity of any nature.

   "Trust" means the Liberty Property Trust, a Maryland real estate investment trust and the General Partner of Buyer.

   1.2 Other Defined Terms. Other defined terms have the meanings assigned to them elsewhere in this Contract.


   ARTICLE II

   AGREEMENT OF PURCHASE AND SALE

   On the terms and conditions stated in this Contract, Seller hereby agrees to sell and convey the Property to Buyer, and Buyer hereby agrees to purchase and acquire the Property from Seller.

   ARTICLE III

   PURCHASE PRICE

   3.1 Purchase Price. The Purchase Price (herein so called) to be paid by Buyer to Seller is TWELVE MILLION FOUR HUNDRED SEVENTY-EIGHT THOUSAND EIGHTY-SEVEN No/100 U.S. Dollars ($12,478,087), subject to adjustment as provided below.

   Buyer agrees to pay to Seller, as an additional Purchase Price, the Earn Out Amount, as defined below, in connection with the new leases of vacant (or to become vacant) leasable areas of the Improvements and the renewal or extension of existing leases (collectively, such new leases and renewals and extensions of existing leases are "New Leases"). The Earn Out Amount will be payable at Closing as to such amount thereof to which Seller has qualified through the Closing Date, and payable on January 15, 1998 as to such amount thereof to which Seller has qualified on or after the Closing Date through December 31, 1997.

   The Earn Out Amount shall be equal to (i) the amount of Net Operating Income, as defined below, as of the applicable calculation date, in excess of $1,316,000 (the agreed Net Operating Income from the Leases existing on the date hereof), multiplied by (ii) $8.51 with regard to the Earn Out Amount payable on the Closing Date or $7.69 with regard to the Earn Out Amount payable after the Closing Date.

   Net Operating Income as of the applicable calculation date shall be the sum of (i) the then remaining portion of said $1,316,000 payable pursuant to the Leases existing on the date hereof and which are in full force and effect on the applicable calculation date, plus (ii) the average annual gross rent payable over the primary term of the New Leases, less (ii) tenant reimbursements for operating expenses, taxes and utilities for the New Leases, and less (iii) Transaction Costs, as defined below, relating to the New Leases, amortized as to the applicable lease, over the primary term of such lease, with interest at the rate of 10% per annum.

   Transaction Costs as to any New Lease shall be all costs paid by Buyer for tenant improvements, attorneys' fees, external and internal commissions, space planning and other lease incentives provided to the applicable tenant in connection with a New Lease.

   Notwithstanding anything herein, a New Lease must have a minimum primary term of three (3) years in order for the increase to be included in the calculation of the Earn Out Agreement.

   For Example:

      A ten (10) year lease for 10,000 square feet at 23.00 p.s.f. average with operating expenses of $8.05 p.s.f. and transaction costs of $10.00 p.s.f. would earn out the following amount (provided that the $1,316,000 Net Operating Income threshold has been exceeded):

      Triple Net Rent       = $23.00 p.s.f.- $8.05 p.s.f.
                            = $14.95 p.s.f.
      Net Operating Income  = $14.95 p.s.f.
                            = $ 1.59 p.s.f.(amortized transaction costs)
                            = $13.36 p.s.f.
      Earn Out              = $13.36 p.s.f. x $7.69 p.s.f.
                            = $102.74 p.s.f. x 10,000 s.f.
                            = $1,027,384


    3.2 Earnest Money Deposit. Within one (1) Business Day after the Effective Date, Buyer shall have delivered $66,667 to the Title Company, in cash or cash equivalents representing funds immediately available for disbursement on the day of receipt by the Title Company, to be held by the Title Company in escrow to be applied or disposed of by it as is provided in this Contract. Buyer's failure to timely make the Deposit
(a) makes this Contract voidable at Seller's option and (b) gives Seller the right to immediately terminate the Contract in which event the Seller and Buyer shall have no further obligation to one another. The Earnest Money Deposit shall be invested in an interest-bearing account with a financial institution and in a manner reasonably acceptable to Seller and Buyer. All interest earned is part of the Earnest Money Deposit under this Contract. If the purchase and sale hereunder is consummated, then the Earnest Money Deposit shall be applied to the Purchase Price at Closing. In all other events, the Earnest Money Deposit shall be disposed of by the Title Company as provided in this Contract.

   3.3 Payment of Purchase Price. The Purchase Price payable at Closing shall be payable to Seller through the Title Company, by:

      (i)   Buyer assuming and paying, at Closing, to First Bank
National Association ("Lender"), the outstanding principal balance of that Amendment and Restatement of Promissory Note dated March 29, 1996, in the original principal amount of $4,950,000, together with all interest and all other amounts due to Lender in connection therewith, as shown on a payoff letter from Lender;

      (ii) Buyer purchasing, at or prior to Closing, the partnership interest in Seller of Crosstown Asset Corp. I., a Delaware corporation ("Crosstown"), for the amount that would otherwise be distributable to Crosstown pursuant to the Partnership Agreement of Seller (estimated to be in the amount of $4,300,000, based on the Purchase Price without any Earn Out Amount payable at Closing), in connection with a sale of the Property to Buyer for the Purchase Price and the liquidation of the Seller. Seller shall use its best efforts, in consultation with Buyer, to negotiate and present to Buyer on or before January 31, 1997, in form acceptable to Buyer (in Buyer's sole discretion), an agreement with Crosstown wherein Crosstown agrees to sell its limited partnership interest to Buyer for a cash payment at Closing;

      (iii) Buyer purchasing, at or prior to Closing, the interest of Apex Asset Management Corporation ("Apex") in that certain Asset Management Agreement, dated April 13, 1994 (the "Contract"), payable at Closing in Partnership Interests (estimated to be in the amount of $1,400,000, based on the Purchase Price without any Earn Out Amount payable at Closing) of the Buyer ("Partnership Interests") and relinquishing all rights to any Earn Out Amount payable after Closing. Seller shall use its best efforts, in consultation with Buyer, to negotiate and present to Buyer on or before January 31, 1997, in form acceptable to Buyer (in Buyer's sole discretion), an agreement with Apex wherein Apex agrees to sell the Contract to Buyer for Partnership Interests at Closing.

      (iv) An amount of cash equal to the sum of all closing costs incurred by Seller in connection herewith (estimated to be no more than $700,000); and

      (v) The balance of the Purchase Price shall be paid by the issuance to the Seller of interests in the Buyer (the "Partnership Interests"), with each Partnership Interest valued at the lesser of (a) the Average Share Price as of the Closing Date, or (b) $25, and with the number of Partnership Interests rounded to the nearest whole number. At least ten (10) Business Days prior to the Closing Date, Seller shall give Buyer written notice of its best estimate of the allocation of the Purchase Price as between cash and Partnership Interests.

   In the event that the agreements described in (ii) or (iii) above are not executed by January 31, 1997, in form and substance acceptable to Buyer and Seller, either party may terminate this Agreement. In the event of such termination of this Contract, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

   The Earn Out Amount payable on January 11, 1998 shall be paid in cash or immediately available funds to 330 Associates, Inc., as agent for the current partners of Seller (i.e., 330 Associates, Inc., Robert C. Lux, Stewart R. Stender and Crosstown, notwithstanding the purchase by Buyer of Crosstown's interest in Seller).

   The parties acknowledge that in order to accommodate Seller's desire to transfer the Property as a contribution for Partnership Interests under Section 721 of the Code, the Buyer has agreed to acquire certain interests of Crosstown and Apex, as described above. The parties acknowledge that agreements must be negotiated and entered into with Crosstown and Apex as provided in subsections (ii) and (iii) above. These agreements and the closing of the acquisitions contemplated by these agreements are essential to the closing of the transaction contemplated by this Agreement. Because this Agreement is being executed in advance of the negotiations of the agreements with Crosstown and Apex, it is not possible to anticipate the ways in which the negotiation of the agreements with Crosstown and Apex might impact on the provisions of the Agreement. The parties acknowledge that the provisions of this Agreement (other than the Purchase Price) may need to be modified to address specific issues which arise in connection with the negotiation of the agreements with Crosstown and Apex, but that any such modification shall require the written agreement of each of Buyer and Seller. The parties further agree that, except with respect to
Section 4.7, this Agreement is terminable by Buyer or Seller if satisfactory negotiations of the agreements with Crosstown and Apex and related modifications to this Agreement are not entered into as provided above on or before January 31, 1997. In the event of such termination of this Contract, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

   3.4 Other Contracts. Notwithstanding anything herein to the contrary, in the event that Buyer, for any reason, exercises its right to terminate this Contract, as a condition precedent to any such termination, it shall also, simultaneously, terminate the SOBC Contract and the NWBC Contract (unless previously terminated pursuant to Section
7.3 of the NWBC Contract). If the NWBC Contract is terminated pursuant to Section 7.3 thereof or if the SOBC Contract or the NWBC Contract is terminated pursuant to Section 3.5 thereof, then Buyer may terminate this Contract. In the event of such termination of this Contract, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

   3.5   The Partnership Interests.

      (a) Each Partnership Interest issued as part of the Purchase Price shall be exchangeable after the first anniversary of the Closing Date, on a one-for-one basis, for a Share of the Trust, on the basis set forth in and subject to the restrictions contained in the Partnership Agreement (including, without limitation, usual and customary provisions providing for adjustment in the number of Shares into which Partnership Interests are convertible upon certain changes in the capitalization of the Trust.)

      (b) Buyer and Seller hereby acknowledge and confirm that they intend for the transfer of the Property to Buyer in exchange for Partnership Interests to qualify as a contribution pursuant to Section 721 of the Internal Revenue Code of 1986, as amended (the "Code"). Buyer and Seller agree to take any reasonable steps necessary to cause such transfer to qualify as a contribution pursuant to such section.

   Buyer shall also issue to Seller, for distribution at Closing to Buyer in liquidation of Buyer's partnership interest in Seller, Partnership Interests equal to the amount paid to Crosstown pursuant to
Section 3.3(ii) divided by the share price used in Section 3.3(v). At Closing, Seller shall distribute the Partnership Interests described in the preceding sentence to Buyer and the Partnership Interests issued pursuant to Section 3.3(v) to Stewart R. Stender, Robert C. Lux and 330 Associates, Inc. in accordance with their respective interests in Seller in liquidation of such partner's interest in Seller.

      (c)   Seller acknowledges and confirms that:

         (i) neither the Partnership Interests nor the Shares into which the Partnership Interests may be converted have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws;

         (ii) there is no obligation to register the Partnership Interests or the Shares except pursuant to the Registration Rights Agreement (as defined below);

         (iii) neither the Partnership Interests nor the Shares into which the Partnership Interests may be converted may be sold or otherwise transferred by Seller except (A) pursuant to registration under the Securities Act and state securities laws or an exemption therefrom or (B) as a distribution at Closing to Robert C. Lux, Stewart
R. Stender, 330 Associates, Inc. and Buyer in accordance with their respective interests in Seller.

         (iv) the Partnership Interests shall not be convertible into Shares until after the first anniversary of the Closing Date; and

         (v) the Partnership Interests being acquired hereunder are being acquired for Seller's own account and not for the account of any other person or persons, for investment and not with a view to the disposition thereof in violation of the Securities Act.

      (d)   Buyer acknowledges and confirms that:

         (i) it will not sell the Property (or any portion thereof) for two years following the Closing Date; and

         (ii) Seller as a holder of Partnership Interests in Buyer will participate in the allocations and distributions of Buyer on the same basis as the other limited partners of Buyer as determined in accordance with the terms and provisions of the Partnership Agreement, provided, however, that the initial distribution to Seller or those holding the Partnership Interests through Seller will be prorated based upon the portion of the fiscal quarter of Buyer for which Seller or those holding the Partnership Interests through Seller held the Partnership Interests.

      (e) Buyer has provided Seller, and Seller acknowledges receipt of, a copy of the Partnership Agreement.

      (f) Buyer and Seller hereby agree to negotiate in good faith the terms and conditions of the following documents (the "Partnership
Documents") and to use their best efforts to conclude such negotiations and have a mutually agreeable form of each of the Partnership Documents on or before January 31, 1997:

         (i) a proxy (the "Proxy Agreement") containing usual and customary terms as to the appointing of the Board of Trustees of the Trust (so long as the Trust is a general partner of Buyer), as Seller's proxy with respect to all Partnership Interests owned by Seller, with authority to consent or withhold consent, in the Trust's sole discretion, with respect to any matter as to which limited partners of Buyer may act pursuant to the terms of the Partnership Agreement;

         (ii) an investment letter (the "Investment Letter") containing usual and customary representations and agreements obtained from purchasers of securities in private placements regarding the restrictions on transferability of the securities being acquired and the financial sophistication and qualification of the purchasers;

         (iii) a registration rights agreement (the "Registration Rights Agreement") containing usual and customary representations and agreements concerning the registration of the Shares, including without limitation, provisions for (A) Seller to have two demand registration rights and unlimited "piggyback" registration rights with respect to the Shares issuable upon exchange of the Partnership Interests, which rights shall commence on the first anniversary of the Closing Date, (B) Buyer to cover all expenses of such registration other than the fees of Seller's counsel and the registration fees for such Shares which shall be borne by Seller (not to exceed $2,500), (C) Seller to agree that, notwithstanding the effectiveness of any registration statement covering the Partnership Interests (other than in connection with an underwritten offering), it will not sell during any week a number of Shares greater than 10% of the average weekly trading volume for the Shares on the New York Stock Exchange for the preceding four calendar weeks.

         (iv)   an amendment to the Partnership Agreement (the
"Partnership Amendment") for the purpose of evidencing, among other things, the issuance of the Partnership Interests as a portion of the Purchase Price.

   In the event that the parties have not agreed to the form of each of the Partnership Documents on or before January 31, 1997, either party hereto may terminate this Agreement by notice to the other party and, upon such termination, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

   ARTICLE IV

   TITLE AND SURVEY

   4.1   Title Commitment; Exception Documents.

      (a) Seller has furnished to Buyer and Buyer's counsel a copy of Seller's Policy of Title Insurance for the Property.

      (b) Buyer shall obtain a commitment for an ALTA owner's policy of title insurance (the "Title Commitment") on the Property issued by the Title Company and any desired endorsements to the Title Commitment which are available, if any.

      (c) Seller shall also furnish to Buyer copies of instruments that create or evidence Title Exceptions affecting the Property, as described in the Title Commitment (together, the "Title Documents").

      (d) Seller shall not be obligated to provide Buyer an abstract of title to the Land, but Seller shall provide any owner's duplicate certificate of title as to the Land at closing.

   4.2 Survey. Seller has provided to Buyer a copy of the most recent survey of the Project in Seller's possession.

   Seller shall deliver to Buyer, as soon as practicable, but in any case within fifteen (15) days after the Effective Date, an as-built survey of the Property prepared by Egan, Field & Nowak, Inc. as an Urban Survey in accordance with the Minimum Standard Detail Requirements and Classifications for ALTA/ASCM Land Title Surveys as adopted by the American Land Title Association and American Congress on Surveying and Mapping in 1992 which shall (a) include items 1, 2, 3, 4, 6, 7, 8, 9, 10, 11 and 13 from Table A of such Requirements and (b) shall be certified to Buyer and Title Company and any lender of Buyer's of which Buyer notifies Seller in writing on or prior to the expiration of the Inspection Period.

   The legal description of the Land contained in the Survey and in the Title Policy shall be used to describe the Land in the special warranty deed conveying the Project from Seller to Buyer.

   4.3 Review of Title Commitment, Survey and Exception Documents. Buyer has a period of seven (7) Business Days (the "Title Review Period") after the later of (i) January 31, 1997 or (ii) Buyer's receipt of the Title Commitment, the Title Documents and the Survey in which to give written notice to Seller specifying Buyer's objections to the Title Commitment, the Survey or the Title Documents ("Objections"); provided, however, Buyer may not make any Objection to any of the Permitted Exceptions listed on Exhibit "I" attached hereto. For purposes of this
Section 4.3, Seller shall have satisfied all of its obligations with regard to title to the Project if Buyer has not objected to any of the Title Documents furnished to it or any other Title Exception referenced in the Title Commitment, within the Title Review Period.

   4.4 Seller's Obligation to Cure; Buyer's Right to Terminate. If Buyer timely notifies Seller in writing of Objections to any of the matters furnished to Buyer pursuant to Section 4.3, then Seller shall, within thirty (30) days after Seller's receipt of Buyer's notice (the "Cure Period"), make reasonable efforts in good faith to attempt to cure the Objections. Other than (i) mortgages or other liens securing indebtedness of Seller, judgments or tax liens against Seller or mechanics' liens against the Property (collectively, "Liens") which shall be satisfied, bonded or insured over by Seller at or prior to Closing, (ii) minor encroachments which do not materially affect Buyer's or Tenant's use of the Property which Seller shall not be obligated to correct and (iii) Objections which are insured over by the Title Company at no cost or liability to Seller, Seller is not obligated to effect a cure of any Objection unless such Objection is a material defect in the marketability of title to the Property (a "Material Objection") and the cost of curing such Material Objection is less than $50,000 in the aggregate for all such Objections, but Buyer may, at its option, pay the excess amounts to Title Company at Closing (which payment shall not entitle Buyer to a reduction in the Purchase Price) and cause the Title Company to cure such Objections, but such Objections (which Buyer intends to pay to cure as aforesaid) shall not delay Closing nor shall Seller have any further liability or obligation with respect thereto.
If Seller does not satisfy all Objections within the Cure Period, then, as its sole options or remedies, Buyer may either (a) waive the unsatisfied Objections, which then become Permitted Exceptions, and proceed to consummate this transaction without further recourse against Seller, (b) provide written notice of Buyer's intention to pay the cost of curing such Objections and pay the cost of curing such Objections at Closing as provided in the preceding sentence, but such payment shall not entitle Buyer to a reduction in the Purchase Price except to the extent that (i) such Objection relates to a Lien or (ii) Buyer pays the first $50,000 of such costs to cure Material Objections (which Seller would otherwise have paid to cure such Material Objections pursuant to the preceding sentence), in which event Buyer shall be entitled to a reduction in the Purchase Price only to the extent of that portion of the first such $50,000 to the extent paid by Buyer to cure such Material Objections, but Buyer shall have no further recourse against Seller by reason of such Objections or (c) terminate this Contract and receive back the Earnest Money Deposit, in which latter event Seller and Buyer have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7). If unsatisfied Objections remain but Buyer does not deliver written notice of its waiver thereof, of Buyer's intention to pay the cost of curing such Objections or of the termination of this Contract to Seller within five (5) Business Days after expiration of the Cure Period, then the unsatisfied Objections shall become additional Permitted Exceptions, with no reduction in the Purchase Price, and Buyer shall have no further right to terminate this Contract under this Section 4.4. If Seller shall effect a cure of the Objections within the Cure Period it shall deliver written notice thereof to Buyer and Buyer and Seller shall proceed to Closing as provided herein.

   4.5 Title Policy. The Title Policy shall be issued by the Issuing Title Company, in the amount of the Purchase Price, insuring that Buyer has fee simple title to the Property, subject only to the Permitted
Exceptions.   Seller shall pay for the costs of abstracting, searches
and the preparation of the Title Commitment; the premium for the Title Policy and any additional premiums for any endorsements requested by Buyer shall be paid by Buyer. Any closing or escrow fees charged by the title company shall be paid one-half by Buyer and one-half by Seller.

   4.6   Inspection.   Buyer may, during the Inspection Period, make
such examinations, studies, inspections, and investigations of the Property as Buyer deems advisable. Any physical inspections within the buildings on the Property shall be made only on Business Days and during normal business hours that will not disturb the quiet enjoyment of the Project by Tenants, and inspections of space occupied by a Tenant shall be made only with at least twenty-four (24) hours' advance notice to and consent of Seller and, at Seller's election, in the presence of a representative of Seller. Seller shall reasonably cooperate with Buyer in contacting Tenants to permit Buyer's inspection. Buyer shall use its best efforts to group inspections together on the same day or days in order to minimize the number of visits to Tenants' spaces and the impact on the Tenants. By giving written notice to Seller before the expiration of the Inspection Period, Buyer may, in Buyer's sole discretion, terminate this Contract and receive back the Earnest Money Deposit, if Buyer has found the Property unsuitable for Buyer's purpose, or if Buyer has found any agreements or information regarding the Property unacceptable, or for any other reason, in Buyer's sole discretion. If Buyer does not timely give that notice, then (a) Buyer shall be deemed to have accepted the condition of the Property, subject to the estoppel certificates to be delivered by Seller pursuant to
Section 5.2(b) hereof, (b) Buyer's right to terminate this Contract pursuant to this Section 4.6 shall be deemed waived, and (c) the Earnest Money Deposit shall thereafter not be refundable and shall be deemed earned by Seller in any event other than Seller's default or unless Buyer terminates the Contract under the provisions of Sections 4.4, 7.1, 9.1, or 11.9 hereof.

   4.7 Indemnification. Buyer shall indemnify, defend and hold Seller harmless from any and all demands, claims, actions or causes of action, assessments, losses, costs, damages, liabilities, interest, penalties and reasonable attorney's fees asserted against, resulting to, imposed on, or incurred by Seller as a result of any act or omission of Buyer, or any of Buyer's agents, consultants, contractors, or employees, in connection with an entry on or investigation or examination of the Property, or any part thereof, before Closing. The indemnification obligations of Buyer with respect to these matters shall survive the Closing or the termination of this Contract for any reason and shall remain in full force and effect thereafter, but any claims of indemnification hereunder must be made by notice to Buyer within six (6) months after the date of termination hereof or the Closing Date, as applicable.


   ARTICLE V

   REPRESENTATIONS, WARRANTIES, COVENANTS,AND AGREEMENTS OF SELLER

   5.1 Representations and Warranties of Seller. Seller represents and warrants to Buyer as of the Effective Date, except where specific reference is made to another date or dates, that:

      (a) Attached as Schedule 1 is a complete and accurate Rent Roll showing all of the Leases which shall be updated by Seller prior to Closing if necessary.

      (b) Attached as Schedule 2 is a complete and accurate list of all services, maintenance and management contracts relating to the Property which shall be updated prior to Closing if necessary;

      (c) Seller has no current actual knowledge of, and has received no written notice from, any governmental authority requiring any work, repairs, construction, alterations or installations on or in connection with the Property, or asserting any violation of any federal, state, county or municipal laws, ordinances, codes, orders, regulations or requirements affecting any portion of the Property, including, without limitation, the Americans with Disabilities Act and any applicable environmental laws or regulations. Except as provided in Schedule 4 attached hereto, to the current actual knowledge of Seller, there is no action, suit or proceeding pending or, threatened against or affecting Seller or the Property or any portion thereof or relating to or arising out of the ownership of the Property, in any court or before any federal, state, county or municipal department, commission, board, bureau or agency or other governmental instrumentality.

      (d) Seller is not a foreign person under Sections 1445 and 7701 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder;

      (e) To Seller's current actual knowledge, there is no individual sewage treatment system on or serving the Property as such term is defined in Minnesota Statutes Section 115.55; there are no wells or underground storage tanks on the Property;

      (f) Seller has full right, power and authority to sell the Property to Buyer as provided in this Contract and to carry out Seller's obligations under this Contract, and all requisite action necessary to authorize Seller to enter into this Contract and to carry out Seller's obligations hereunder has been taken;

      (g) To Seller's current actual knowledge, there is no violation of Environmental Laws related to the Property or the presence or release of Hazardous Materials on or from the Property except as disclosed in the environmental reports listed on Schedule 3 delivered by Seller to Purchaser or made available for Purchaser's review. The term "Environmental Laws" includes without limitation the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and other federal laws governing the environment as in effect on the date of this Agreement together with their implementing regulations and guidelines as of the date of this Agreement, and all state, regional, county, municipal and other local laws, regulations and ordinances that are equivalent or similar to the federal laws recited above or that purport to regulate Hazardous Materials in effect as of the date of this Agreement. "Hazardous Materials" means any substance which is (i) designated, defined, classified or regulated as a hazardous substance, hazardous material, hazardous waste, pollutant or contaminant under any Environmental Law, as currently in effect as of the date of this Agreement (ii) petroleum hydrocarbon, including crude oil or any fraction thereof and all petroleum products, (iii) PCBs, (iv) lead, (v) friable asbestos, (vi) flammable explosives, (vii) infectious materials or (viii) radioactive materials.

      (h) Seller has not entered into any other contracts for the sale of the Property, nor are there any rights of first refusal or options to purchase the Property or any other rights of others to acquire the Property that might prevent the consummation of this Contract.

      (i) No brokerage or leasing commissions or other compensation is or will be due or payable to any person, firm, corporation or other entity with respect to or on account of any of the Leases or any extensions or renewals thereof, except for Leases executed after the Effective Date as provided in Section 5.2(c)(iii) hereof and except as provided in Section 5.6 hereof.

      (j) Seller has no current actual knowledge of any material misstatement in the statements of income and expenses for the Property, attached hereto as Exhibit L, to the extent such statements relate to the period of Seller's ownership of the Property.

      (k)   Tax and Real Estate Investment Trust Matters.

         (i) None of the Leases provides for the payment of rents which is based on the income or profits of any person or entity, except to the extent of amounts computed by reference to a fixed percentage or percentages of a tenant's receipts or sales (within the meaning of Internal Revenue Code Section 856(d)(2)(A) (the Internal Revenue Code is referred to herein as the "Code").

         (ii) The services and activities performed by the landlord with respect to the Project are services which are customarily performed by lessors in connection with the rental of real property similar to the Project in the geographic area in which the Project is located. The services and activities performed are necessary for the operation of the Project and are not performed primarily for the convenience of tenants.

         (iii) The landlord of the Project does not lease any substantial personal property to the tenants at the Project other than personal property which has been installed upon the Project and has become a part of the real property.

         (iv) Except as provided on Exhibit M attached hereto, to the extent the Project provides parking lots for tenants and their employees and customers, the parking lots are offered on an unreserved, complimentary basis, other than with respect to spaces required to be reserved for handicapped persons under law. The landlord of the Project does not provide parking attendants, reserved parking or other services in connection with the parking areas.

         (v) The landlord of the Project does not provide any utility services to tenants at the Project other than usual and customary utility services, such as electricity, gas, water and sewer service. In some instances, utility services are separately metered and paid by the tenants. In other cases, the landlord master meters electric and water services, in which case the cost of the utility service is allocated among the tenants on a prorata basis on the basis of usage or area. The billing mechanism for any master metering arrangement with respect to Project is usual and customary for the geographic area in which the Project is located.

         (vi) Neither the Land nor any of the Improvements is "held for sale" within the meaning of the Code.

   Seller shall deliver a certificate at Closing as to the correctness of the representations and warranties set forth above as of the Closing Date and if any such representation shall not then be correct, of any exceptions thereto.

   Notwithstanding anything contained in this Agreement to the contrary, all of the representations, warranties and certifications (the "Representations") which are made by Seller and set forth herein or in any of the documents or instruments required to be delivered by Seller hereunder, shall be subject to the following conditions and limitations:
(i) there shall be no liability on the part of Seller for breaches of Representations of which Buyer had current actual knowledge at Closing and (ii) in the event that prior to the time of Closing, during the course of Buyer's inspections, studies, tests and investigations or through other sources, Buyer gains current actual knowledge of a fact or circumstance which, by its nature, indicates that a Representation was or has become untrue or inaccurate, and such fact or circumstance was not intentionally withheld from Buyer by Seller with the intent to defraud Buyer, then Buyer shall not have the right to bring any lawsuit or other legal action against Seller, nor pursue any other remedies against Seller, as a result of the breach of the Representation caused thereby, but Buyer's sole right shall be to terminate this Agreement in which event the Earnest Money Deposit shall be returned to Buyer.

   5.2 Covenants and Agreements of Seller. Seller covenants and agrees with Buyer as follows:

      (a) Within ten (10) days after the Effective Date, Seller shall deliver to Buyer (or, with respect to items (v), (vi) and (x) below, permit inspection in the offices of the Property Manager), copies (or where specifically indicated, original counterparts) of the following:

         (i)   All existing Leases;

         (ii) All service, maintenance, management, and other contracts relating to the ownership and operation of the Property;

         (iii) All building permits and certificates of occupancy or of substantial completion issued with respect to the construction and ownership of the Project that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession;

         (iv) All available real estate and personal property tax statements for real estate and personal property taxes due and payable in the year of Closing with respect to the Project and, if received by Seller, the valuation notice issued with respect to the Project for the year of Closing, that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession;

         (v) All operating budgets, operating statements and property reports that, to Sellers' actual knowledge are in Seller's or the Property Manager's possession;

         (vi) The plans and specifications with respect to the Project that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession, to be furnished with no representation, warranty, or recourse whatsoever;

         (vii) The Rent Roll, current through the first day of the month preceding the month in which the Effective Date falls;

         (viii) To the extent in Seller's or the Property Manager's possession, all environmental reports pertaining to the Property; and

         (ix) All other books and financial records with respect to the Property that, to Seller's current actual knowledge, are in Seller's or Property Manager's possession (other than Seller's projections and other financial information prepared by Seller in connection with its purchase of the Property, internal financial or performance reviews, the closing documents relating to such purchase, Seller's partnership agreement and other partnership financial and tax records).

   Seller represents and warrants to Buyer that the information described in this Section 5.2(a) constitutes all of the books and financial records in Seller's possession (or in the possession of its Property Manager) with respect to the Property (other than Seller's projections and other financial information prepared by Seller in connection with its purchase of the Property, internal financial or performance reviews, the closing documents relating to such purchase, Seller's partnership agreement or other partnership financial and tax records). In the event that Buyer terminates the Contract for any reason, Buyer shall immediately return to Seller all of the information concerning the Property supplied by Seller or Property Manager.

      (b) Within thirty (30) days after the Effective Date, Seller shall use reasonable efforts to obtain and deliver to Buyer estoppel certificates from the Tenants of the Property, in the form of Exhibit "J" attached to this Contract. If Seller is unable to obtain an estoppel certificate for each tenant substantially in the form of Exhibit "J", Seller shall deliver to Buyer an estoppel certificate executed by Seller as to such Tenant in the form of Exhibit "K", as modified to make the statements therein true and correct.

      (c) From the date hereof until the Closing Date or the earlier termination of this Contract, Seller shall:

         (i) Operate, insure at current insured amounts, maintain and lease the Project in the ordinary course of Seller's business and use reasonable efforts to reasonably preserve for Buyer the relationship of Seller and Seller's suppliers, Tenants, and others having ongoing business relations with Seller relating to the Project; and

         (ii) Advise Buyer of any litigation, arbitration, or administrative hearing before any governmental agency concerning of affecting the Property in any manner that is instituted or threatened in writing after the Effective Date and of which Seller has current actual knowledge; and

         (iii) Not, without Buyer's prior written consent (which consent may be withheld in Buyer's sole discretion), enter into any leases, contracts or other commitments that will survive Closing other than service contracts that are terminable on thirty (30) days or less notice. With respect to any lease or any renewal, extension or amendment of any lease for any portion of the Property which is approved by Buyer and which is entered into after the Effective Date, Buyer shall pay (or reimburse Seller at Closing) for the cost of all tenant improvements and leasing commissions required by the terms thereof.

      Any consent or approval requested by Seller pursuant to this
Section 5.2(c)(iii) shall be deemed granted if Buyer does not object within five (5) Business Days after Buyer's receipt of Seller's written request.

   5.3 Survival Beyond Closing. Except to the extent that Buyer has current actual knowledge of any breach at or prior to Closing (which Buyer, by closing the purchase contemplated hereby, shall be deemed to have waived), the representations, warranties, and covenants of Seller contained in this Contract shall survive the Closing. In the event of any such breach or misrepresentation discovered by Buyer after Closing, Buyer may bring an action against Seller for Buyer's actual damages resulting from such breach, but not for any incidental or consequential damages, or may offset such amounts against any Earn Out Amount (but this provision shall not delay the payment of the Earn Out Amount if no such action has been commenced prior to the date payment of the Earn Out Amount is due and payable), provided, however, that any action with regard to an alleged breach of any such representation, warranty or covenant of Seller must be brought within two (2) years after Closing.

   5.4 Current Actual Knowledge; Authority. The term "Buyer's current actual knowledge," as used in the Contract, means matters of which John Gattuso is presently aware at the relevant time by virtue of Buyer's inspections and due diligence with respect to the Property, but without being required to undertake any further investigation or inquiry whatsoever. The term "Seller's current actual knowledge," as used in this Contract, means matters of which Seller, Stewart R. Stender or Robert C. Lux is presently aware at the relevant time, by virtue of Seller's ownership of the Property, without undertaking any further investigation or inquiry whatsoever, but does not include matters of which any other person or entity (including, but not limited to, the Property Manager or any prior manager of the Property) other than Seller, Stewart R. Stender or Robert C. Lux is or may be aware but Seller acknowledges that it has made good faith inquiry of the Property Manager with regard to the correctness of the representations and warranties set forth in Section 5.1 and the delivery of the documents referenced in Section 5.2(a). No brokers, agents or other third parties (including, but not limited to, the Property Manager or any prior manager of the Property) are authorized by make any representations and warranties binding on Seller. In particular, but without limitation, except as is expressly represented or warranted in Section 5.2(a) hereof, Seller hereby disclaims, and makes no representation or warranty, as to the accuracy of the contents or the completeness of any item delivered by either Seller or the Property Manager of the Project to Buyer or made available for inspection or review by Buyer.

   5.5 "AS-IS" Sale. Seller has advised Buyer that Seller has retained an independent contractor to manage the Project and that Seller recently acquired the Project. Accordingly, Seller's current personnel have limited personal knowledge regarding the construction of the Project, the operation of the Project, and other matters that an owner of property similar to the Project might ordinarily have. A material consideration in negotiating the Purchase Price is Buyer's agreement that Buyer shall rely solely on its own investigation in consummating this transaction, except as expressly stated to the contrary in this Contract and that SELLER HAS MADE NO EXPRESSED OR IMPLIED REPRESENTATIONS OR WARRANTIES RESPECTING THE SUBJECT MATTER OF THIS TRANSACTION, EXCEPT AS EXPRESSLY STATED TO THE CONTRARY IN THIS CONTRACT. (See Section 11.6)

   5.6 Due Diligence Disclosure. Seller has disclosed to Buyer and Buyer acknowledges and agrees that the Purchase Price is based upon the following disclosure relating to the Property:

      (a) Seller has given Buyer notice of an exterior caulking issue of the Towle Building, costing approximately $90,000 to repair. Seller shall have no obligations with respect to the exterior caulking of the Towle Building after the Closing Date.

      (b) Seller has given Buyer a copy of the MPCA closure letter related to the underground storage tank that was removed at the Towle Building. Seller shall have no obligations with respect to this issue after the Closing Date.

      (c) In connection with the building of the age and use of the Improvements, there may be minor defects discovered by Buyer during the Inspection Period which shall not permit Buyer to renegotiate the Purchase Price.

      (d) Seller has given Northern States Power Company a Promissory Note with an outstanding balance of approximately $23,000, the proceeds of which were used to install certain energy efficient light fixtures. This Note is payable in installments with the utility bills for the Property, which bills have been included as an operating expense of the Property for purposes of computing the operating expense reimbursements by the Tenants. Such Note will be assumed by Buyer at Closing with no adjustment in the Purchase Price.

   ARTICLE VI

   REPRESENTATIONS, WARRANTIES, COVENANTS AND AGREEMENTS OF BUYER

   6.1   Representations and Warranties of Buyer.   Buyer represents,
warrants, covenants, and agrees with Seller as of the Effective Date and as of the Closing Date, except where specific reference is made to another date or dates that:

      (a) Buyer has the full right, power, and authority to purchase the Property from Seller as provided in this Contract and to carry out Buyer's obligations under this Contract, and all requisite action necessary to authorize Buyer to enter into this Contract and to carry out Buyer's obligations hereunder has been taken;

      (b) Buyer shall rely solely on its own investigation in consummating this transaction and, except for express representations and warranties of Seller contained herein or as expressly stated herein to the contrary, Buyer has not relied on any representation, warranty or assurance, expressed or implied;

      (c) Buyer shall promptly advise Seller in writing if Buyer's investigation of the Property reveals the presence of hazardous wastes or other environmental contamination (including asbestos), or facts that would cause a reasonable person to investigate further the possibility of such contamination.

      (d) Within seven (7) days after the date hereof, Buyer and the Trust will deliver to Seller copies of Buyer's and the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996, as amended, and September 30, 1996, each as filed with the Securities and Exchange Commission (the "SEC") (collectively, the "Securities Filings"). As of their respective filing dates with the SEC, the Securities Filings complied as to form in all material respects with the applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the respective rules and regulations promulgated thereunder, and did not contain any untrue statement of material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. No event has occurred since the filing of Buyer's and the Trust's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 which is required to be disclosed in a report filed either by Buyer or the Trust pursuant to Section 13(a) or 15(d) of the Exchange Act which has not been so disclosed.

      (e) The Partnership Interests to be issued to Seller will be, when issued, duly authorized, validly issued, fully paid and non-assessable. The Shares to be issued upon exchange of the Partnership Interests will be, when issued, duly authorized, validly issued, fully paid and non-assessable, and no liability shall attach to Seller related thereto.

   6.2 Leasing. Buyer agrees to retain CB Commercial to be its leasing agent for the Property through December 31, 1997, on commercially reasonable terms and conditions acceptable to Buyer. Buyer and Seller agree to cooperate with each other in connection with approving New Leases for the Property.


   ARTICLE VII

   CONDITIONS PRECEDENT TO BUYER'S AND SELLER'S PERFORMANCE

   7.1 Performance of Buyer's Obligations. Seller is not obligated to perform under this Contract unless:

      (a) Buyer has performed all obligations and agreements performable by Buyer on or before Closing;

      (b) Buyer is simultaneously closing on the NWBC Contract and the SOBC Contract (unless the NWBC Contract was terminated by Seller in accordance with the terms thereof);

      (c) all representations and warranties of Buyer are true and correct in all material respects as of the Closing Date; and

      (d) Buyer is simultaneously closing on, and performing at Closing all of its closing obligations under the agreements referenced in Section 3.3 whereby Buyer is to buy from Crosstown its Partnership Interest in Seller and from Apex its interest in the Contract.

   7.2 Performance of Seller's Obligations. Buyer is not obligated to perform under this Contract unless:

      (a) Seller has performed all obligations and agreements performable by Seller on or before Closing;

      (b) all representations and warranties of Seller are true and correct in all material respects as of the Closing Date;

      (c) as of the Closing, there have been no material adverse changes in the physical condition of the Project from the condition thereof as of the end of the Inspection Period;

      (d) no material default, vacation, termination, bankruptcy or other adverse material change in status has occurred with respect to any Tenant or Tenants representing an aggregate of more than 5% of the total net operating income with respect to the Property, as shown on the Rent Roll for the Property; and

      (e) Crosstown and Apex are simultaneously closing on, and performing at Closing all of its closing obligations under, the agreements referenced in Section 3.3 whereby Crosstown is to sell to Buyer its partnership interest in Seller and whereby Apex is to sell its interest in the Contract to Buyer.


   ARTICLE VIII

   CLOSING

   8.1 Date and Place of Closing. The Closing shall take place in the offices of the Title Company. The Closing Date shall be March 20, 1997, unless an earlier date is agreed on in writing by Seller and Buyer.

   8.2   Items to be Delivered at the Closing.

      (a) Seller. At the Closing, Seller shall deliver or cause to be delivered to Buyer or the Title Company, the following items:

         (i) the Title Policy, in the form specified by Section 4.5, with the cost thereof to be paid as provided in Section 4.5;

         (ii) a Special Warranty Deed, duly executed and acknowledged by Seller, in substantially the form attached as Exhibit "B", subject to the Permitted Exceptions;

         (iii) the original Leases or, if original Leases are not in Seller's possession, copies thereof certified by Seller to be true and correct copies of original Lease;

         (iv) duplicate originals of the Assignment and Assumption of Leases of substantially the form attached as Exhibit "C", duly executed and acknowledged by Seller;

         (v) a Bill of Sale and Assignment and Assumption of Contracts, Bonds, Warranties and Guaranties in substantially the forms attached as Exhibits "D" and "F", respectively, fully executed and acknowledged by Seller;

         (vi) a Non-Foreign Certification, in substantially the form attached as Exhibit "G", in compliance with Section 1445 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, stating under penalty of perjury the Seller's United States identification number and that Seller is not a "foreign person" as defined in Section 1445, duly executed and acknowledged by Seller; provided, however that if Seller fails to deliver this affidavit, Buyer may withhold from the Purchase Price and pay to the Internal Revenue Service the amounts required by Section 1445, and regulations promulgated thereunder;

         (vii) keys to all locks located in the Project that are in Seller's possession;

         (viii) the Rent Roll, substantially in the form attached hereto as Exhibit "E", certified by Seller to its current actual knowledge through the Closing Date;

         (ix) a Tenant Notice Letter in substantially the form attached as Exhibit "H" (the "Tenant Notice Letters") for each of the Tenants, duly executed by Seller;

         (x) originals (or, if originals are not in Seller's possession, copies certified by Seller to be true and correct copies thereof) of all service contracts, plans, warranties, guaranties, and other contracts and agreements relating to the ownership and operation of the Project that, to its current actual knowledge, are in Seller's possession, but Seller shall not be obligated to deliver copies of the purchase agreement or closing documents relating to the purchase of the Property by Seller;

         (xi) appropriate evidence of authorization, satisfactory to Buyer and the Title Company, in their reasonable discretion, for (A) the sale of the Property in accordance with this Contract, (B) the execution and delivery of this Contract on behalf of Seller, and (C) the consummation of the transactions contemplated by this Contract on behalf of Seller;

         (xii) a standard form seller's affidavit in form acceptable to the Title Company;

         (xiii)   The Proxy Agreement, Investment Letter and
Registration Rights Agreement substantially in the forms agreed upon pursuant to Section 3.5 and executed by Seller and Robert C. Lux, Stewart R. Stender, 330 Associates, Inc. and Apex Asset Management Corp.;

         (xiv) Seller's written agreement to indemnify and hold Buyer harmless of and from all liabilities, losses, damages, costs, expenses (including reasonable attorney's fees) that Buyer suffers or incurs by reason of any act or cause of action occurring or accruing prior to Closing Date and arising out of any act or failure to act of Seller's agents, representatives and employees relating to this Contract or to the Project;

         (xv)   an assignment to Buyer of the Note referred to in
Section 5.6(d) hereof;

         (xvi) an agreement among the partners of Seller whereby Seller is dissolved and the Partnership Interests are distributed to its partners;

         (xvii) an agreement terminating the Contract without any further payment to the Asset Manager; and

         (xvii) other items reasonably requested by the Title Company as administrative requirements for consummating the Closing.

      (b)   Buyer.   At the Closing, Buyer shall deliver to Seller or
the Title Company:

         (i)   the cash sum required by Section 3.3;

         (ii) duplicate originals of the Assignment and Assumption of Leases, duly executed and acknowledged by Buyer;

         (iii) duplicate originals of the Assignment and Assumption of Contracts, Bond, Warranties and Guaranties, duly executed by Buyer;

         (iv)   the Tenant Notice Letters, duly executed by Buyer;

         (v) appropriate evidence of authorization, satisfactory to Seller and the Title Company, in their reasonable discretion, for (A) the purchase of the Property in accordance with this Contract, (B) the execution and delivery of this Contract on behalf of Buyer, and (C) the consummation of the transactions contemplated by this Contract on behalf of Buyer;

         (vi) other items reasonably requested by the Title Company as administrative requirements for consummating the Closing;

         (vii) The Registration Rights Agreement substantially in the form agreed upon pursuant to Section 3.5 and executed by the Trust, and the Partnership Amendment substantially in the form agreed upon pursuant to Section 3.5 and executed by or on behalf of the Trust and the limited partners of Buyer;

         (viii)   Assumption of the Lender Loan Documents;

         (ix) Buyer's written agreement to indemnify and hold Seller harmless of and from all liabilities, losses, damages, costs, expenses (including reasonable attorney's fees) that Seller suffers or incurs by reason of any act or cause of action occurring or accruing on or after the Closing Date and arising out of any act or failure to act of Buyer's agents, representatives and employees relating to this Contract or to the Project;

         (x) an agreement among the partners of Seller whereby Seller is dissolved and the Partnership Interests are distributed to its partners;

         (xi)   an assumption by Buyer of the Note referred to in
Section 5.6(d) hereof; and

         (xii) an agreement terminating the Contract without any further payment to the Asset Manager.

   8.3 Adjustments at Closing. The following items shall be adjusted or prorated between Seller and Buyer with respect to the Property:

      (a) Ad valorem taxes and installments of special assessments (collectively, "Taxes") relating to the Property due and payable in the calendar year of Closing shall be prorated between Seller and Buyer as of Closing Date, with the Seller being responsible for the number of days in such calendar year of the Seller's ownership and Buyer being responsible for the number of days in such calendar year of the Buyer's ownership.

      If the actual amount of Taxes due and payable in the calendar year of Closing is not known or cannot be calculated based on tax rates and assessed values as of the Closing Date, the proration shall be based on the amount of Taxes due and payable with respect to the Property in the calendar year preceding the calendar year of Closing. If the amount of actual Taxes due and payable in the calendar year in which the Closing takes place more or are less than the amount used to prorate for Taxes as of the Closing Date, then an adjustment for actual Taxes due shall be made after Closing within fifteen days after receipt of the property tax statements by Buyer. Any amounts now or hereafter received by Buyer (net of costs and expenses incurred in connection with such protest) or Seller by reason of tax protests for real estate taxes due and payable with respect to periods prior to the Closing Date shall be the property of Seller, subject only to the rights of Tenants therein.

      (b) Subject to the specific provisions of subsection (f) below, Rents (including Tenants' contributions for operating costs and taxes) actually paid to and received by Seller in collected funds before Closing with respect to the Project for the month in which Closing occurs shall be prorated as of Closing, with Seller to be charged and Buyer to be credited with their respective portions. Rents payable with respect to the Project for the month in which Closing occurs which have not been paid to and received by Seller in collected funds before Closing shall be prorated as of Closing, but with no cash credit or debit provided at Closing. Nothing in this subparagraph shall prohibit, limit, or restrict Seller from collecting or attempting to collect directly from any Tenant after Closing in any lawful manner, but excluding Seller's bringing a unlawful detainer action against a Tenant in connection with Seller's collection efforts, any rents delinquent at the time of Closing. Rents received after Closing shall be applied first to current rents and rents that become delinquent after Closing and then to rents that are delinquent as of the Closing (with Seller's portion to be promptly paid by Buyer to Seller).

      (c) Seller shall pay over to Buyer and shall deliver to Buyer an accounting for the following: unforfeited deposits paid by Tenants, including all rental, security, utility, key, damage, and other deposits; prepaid rents paid to Seller by the Tenants for periods subsequent to the Closing Date; and any other money held by Seller for the account of the Tenants.

      (d) All insurance policies and property management and leasing agreements shall be terminated as of the Closing and there shall be no prorations as to these items.

      (e) All other income and ordinary operating expenses of the Property (other than for public utilities, for which each party shall deal directly with the service provider), including maintenance, management, and other service charges, and all other normal operating charges with respect to the Project shall be prorated effective at Closing based on reasonable estimates of such operating expenses, and appropriate cash adjustments shall be made by Buyer and Seller at Closing.

      (f) With respect to amounts paid or payable by Tenants under the Leases pursuant to provisions relating to escalations or pass-throughs of operating expenses and real estate taxes ("Additional Rents"), Seller shall provide to Buyer at closing a certified statement itemizing by Tenant the amount of Additional Rents collected from such Tenant and a computation of the actual Additional Rents due from such Tenant for the period from January 1, 1997 (or, if such Tenant pays Additional Rents on other than a calendar year basis, from the commencement of the fiscal year on which such Tenant pays Additional Rents) through the last day of the month prior to the month in which Closing occurs (the "Additional Rent Statement"). Promptly after Closing, but in no event more than thirty (30) days after Closing, Seller shall provide a final certified Additional Rent Statement updating the statement previously provided through the date of Closing. At the time each such Additional Rent Statement is provided, Seller shall also provide to Buyer the supporting data upon which such Additional Rent Statement is based. As soon as practical after Closing, Seller shall attempt to reconcile with the Tenants for the period prior to Closing.

      If the final Additional Rent Statement shows that Seller has over collected the Additional Rents due from the Tenants under the Leases in force (including month to month and other holdover or extension arrangements with such Tenants) at the Closing, Seller shall pay to Buyer the amount of such over collected Additional Rents at the time the final Additional Rent Statement is provided to Buyer. If the final Additional Rent Statement shows that Seller has under collected the Additional Rents due from the Tenants under the Leases in force at the Closing, Buyer shall make appropriate adjustments to the monthly amounts payable by such Tenants and shall invoice such under collected amounts to such Tenants as part of Buyer's year end billing to reconcile estimated Additional Rents to actual amounts received from each such Tenant. Buyer shall pay to Seller such uncollected amounts as, if and when received by Buyer. Buyer shall use reasonable efforts to collect such amounts due and shall be entitled to recover the cost of collections incurred in connection with such efforts (apportioned proportionately between the amounts due to Seller and to Buyer) other than Buyer's administrative and overhead costs in billing and collection in connection with normal operations at the Property. The foregoing notwithstanding, Buyer shall have no liability to Seller for any uncollected amounts and shall not be required to commence any legal action to collect any such amounts.

   Notwithstanding Seller's provision to Buyer of the final certified Additional Rent Statement and the payment if any, of over collected amounts at the time of the provision of such statement, Seller shall remain obligated to refund to any Tenant any additional amounts finally determined to have been overcollected from such Tenant with respect to the period prior to Closing by an independent arbitral or judicial authority.

   With respect to Additional Rents due to Seller from Tenants not in occupancy as of the date of Closing, Seller shall retain all rights relating thereto and all amounts collected by Seller relating thereto shall be retained by Seller.

   As between Seller and Buyer, Additional Rents shall be allocated and apportioned over the period with regard to which operating expenses or real estate taxes are incurred, notwithstanding the date on which such Additional Rents become payable.

   The provisions of this subsection (f) shall survive Closing.

      (g) Buyer shall be entitled to a credit against the Purchase Price as provided in Sections 4.4 and 5.2(d) hereof.

   8.4 Possession and Closing. Possession of the Property shall be delivered to Buyer by Seller at the Closing, subject to the rights of the Tenants. Buyer shall make its own arrangements for the provision of public utilities to the Project and Seller shall terminate its contracts with such utility companies that provide services to the Project.

   8.5 Costs of Closing. Each party is responsible for paying the legal fees of its counsel in negotiating, preparing, and closing the transaction contemplated by this Contract. Seller shall be responsible for paying the state deed tax (if any) due upon recording of the Special Warranty Deed and Buyer shall be responsible for paying the recording fees for such deed. Any other expense not specifically allocated herein shall be allocated between the parties in the customary manner for closings of real property similar to the Property in the geographic area in which the Property is located.


   ARTICLE IX

   DEFAULTS AND REMEDIES

   9.1 Seller's Defaults; Buyer's Remedies. In addition to Buyer's remedy for the breaches described in Section 5.3 hereof, if Seller is in default hereunder after expiration of any applicable cure period provided herein, Buyer may, at Buyer's sole option, do any of the following, as Buyer's sole and exclusive remedies:

      (a) Terminate this Contract by giving written notice to Seller on or before the Closing Date, in which event the Earnest Money Deposit shall be returned to Buyer; or

      (b) If the default is Seller's failure to cure Objections, cure the Objections not cured by Seller at Closing (thereby waiving any further recourse against Seller by reason thereof) and reduce the Purchase Price only to the extent of up to the first $50,000 (in the aggregate) of the cost of curing any Material Objections and the full amount of the cost of discharging any Liens, to the extent paid by Buyer and not by Seller pursuant to Section 4.4 hereof, and proceed to consummate this transaction in accordance with this Contract, or

      (c)   Enforce specific performance of this Contract.

   9.2 Buyer's Default; Seller's Remedies. If Buyer is in default under this Contract or under the SOBC Contract or the NWBC Contract, and such default continues for ten (10) days after written notice thereof from Seller to Buyer, Seller may, as Seller's sole and exclusive remedy, terminate this Contract and receive the Earnest Money Deposit from the Title Company.

   9.3 Payment of Earnest Money Deposit. Upon the termination of this Contract by reason of a default by Buyer hereunder and expiration of any applicable cure period provided herein, the Earnest Money Deposit shall forthwith be tendered by the Title Company to Seller. If the Earnest Money Deposit may be properly delivered to Seller under this Section 9.3, then Buyer shall, promptly on written request from Seller, execute and deliver any documents necessary to cause the Title Company to deliver the Earnest Money Deposit to Seller.

   9.4 Waiver of Claims. As a further material inducement to Seller to enter into this Contract and the transactions contemplated herein, Buyer represents and warrants to Seller that Buyer is acquiring the Property for commercial or business use, has knowledge and experience in financial and business matters that enable Buyer to evaluate the merits and risks of the transaction herein contemplated, has bargained for and obtained a Purchase Price and other terms under this Contract which make the acceptance of a contract which substantially limits its recourse against the Seller acceptable and has been and will continue to be represented by counsel in connection with the transactions contemplated herein.

   9.5 Statutory Cancellation. The parties agree that if Seller commences a statutory cancellation of this Agreement by reason of Buyer's default, the Buyer's cure period shall be limited to thirty (30) days.

   9.6 Crosstown/Apex Default. If Crosstown or Apex default under their respective agreements with Buyer contemplated under subsection
(ii) and (iii) of Section 3.3 of this Agreement, including a failure by Crosstown or Apex to perform at Closing, and Buyer notifies Seller that it has decided not to seek specific performance of Crosstown's or Apex's performance, as applicable, or that such specific performance is not available, then Buyer or Seller shall have the right to terminate this Agreement by giving written notice to the other party on or before Closing, in which event the Earnest Money shall be returned to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7) except that Seller shall reimburse Buyer for all reasonable out-of-pocket costs and expenses incurred by Buyer in connection with this Agreement and with the Property, including, but not limited to, title company charges, engineering fees, environmental consultant's fees, architect's fees, legal fees (including the cost of pursuing such specific performance) and other similar charges.

   ARTICLE X

   BROKERAGE COMMISSIONS

   10.1 Amount. Seller shall pay a real estate brokerage commission to Tom Holtz of CB Commercial (the "Seller's Broker") in the amount of 2.25% of the Purchase Price for Broker's services in connection with this transaction, if, as and when Closing occurs and Seller conveys the Property to Buyer.

   Seller's obligation to pay such commission is totally contingent upon the consummation of the Closing and the payment to Seller of the Purchase Price and shall not be payable if Closing and such payment shall not occur for any reason, including Seller's default. Seller's Broker may divide its commission with other licensed real estate brokers, agents, or salespersons, but Seller's only obligation to pay a commission with respect to the Property, regardless of the nature or extent of Seller's contact with any other broker or salesman is to Seller's Broker pursuant to this Contract. Notwithstanding the foregoing, Seller may, at its option, require the Buyer to pay the Seller's Broker in which event the Purchase Price shall be reduced by the amount of such payment. Buyer shall be responsible to pay the commission or fee due to Tim Leary & David Ryder of CB Commercial ("Buyer's Broker") in connection with this Contract Buyer's Broker shall have no right to share in the commission payable by Seller to Seller's Broker. Buyer's obligation to pay such commission is totally contingent upon the consummation of the Closing and the payment to Seller of the Purchase Price and shall not be payable if Closing and such payment shall not occur for any reason, including Buyer's default.

     10.2 Indemnity. Seller represents and warrants to Buyer that Seller has not contacted or entered into any agreement with any real estate broker, agent, finder, or any other party in connection with this transaction, other than as identified in Section 10.1 and that Seller has not taken any action that would result in any real estate broker's, finder's, or other fees or commissions being due to any other party with respect to this transaction. Seller acknowledges and agrees that Buyer shall have no obligation to pay any commission by reason of the purchase and sale contemplated hereby to Seller's Broker and that any commission payable to any such persons or entities by reason of the purchase and sale contemplated hereby shall be paid by Seller; such agreement shall not create any obligation by Seller to such person or entity absent a written agreement with Seller to such effect. Buyer represents and warrants to Seller that Buyer has not contacted or entered into any agreement with any real estate broker, agent, finder, or other party in connection with this transaction, other than as identified in Section
10.1 and that Buyer has not taken any action that would result in any real estate broker's, finder's, or other fees or commissions being due to any other party with respect to this transaction. Buyer acknowledges and agrees that Seller shall have no obligation to pay any commission by reason of the purchase and sale anticipated hereby to Buyer's Broker. Each party hereby indemnifies and agrees to hold the other party harmless from any loss, liability, damage, cost, or expense (including, but not limited to, reasonable attorney's fees) resulting to the other party from a breach of the representation and warranty made by such party herein. The indemnities set forth in this Section 10.2 shall survive the Closing.

   ARTICLE XI

   MISCELLANEOUS

     11.1 Notices. All notices, demands, requests, and other communications given with respect to the subject matter of this Contract shall be in writing, and shall be deemed to be delivered (a) on receipt if delivered by hand delivery, (b) on receipt if faxed to the number provided below (provided that a copy of such fax is also sent by U.S. mail or by recognized overnight courier service) or (c) when delivered to a recognized overnight courier service, or whether actually received or not, if addressed as provided below:

If to Seller:  c/o Apex Asset Management Corporation
               600 South Highway 169, Suite 1970
               Minneapolis MN 55426
               Attn:  Stewart R. Stender
               Fax No: 612-545-1510

   Copies to:  Fabyanske, Svoboda, Westra & Hart
               1100 Kinnard Financial Center
               920 Second Avenue South
               Minneapolis MN 55402
               Attn:  Mark W. Westra
               Fax No: 612-338-3857

If to Buyer:   Liberty Property Limited Partnership
               65 Valley Stream Parkway
               Great Valley Corporate Center
               Malvern, PA 19355
               Attn:  John Gattuso
               Fax No: 610-644-4129
               Phone No: 610-648-1754

With a copy to:Liberty Property Limited Partnership
               65 Valley Stream Parkway
               Great Valley Corporate Center
               Malvern, PA 19355
               Attention:  Anne Sheppard
               Fax No: 610-644-4129
               Phone No: 610-648-1700


   Copies to:  Dorsey & Whitney
               220 South Sixth Street
               Suite 2200
               Minneapolis MN 55402
               Attention:  Jeffrey Benson
               Phone No: 612-340-2757
               Fax No: 612-340-7800

     11.2 Governing Law. This Contract is being executed and delivered, and is intended to be performed, in the State of Minnesota, and the laws of Minnesota shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein. This Contract is performable in, and the exclusive venue for any action brought with respect hereto shall lie in, Hennepin County, Minnesota.

     11.3 Entirety and Amendments. This Contract embodies the entire agreement between the parties and supersedes all prior agreements and understandings, if any, relating to the Property, including any letter of intent executed relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

     11.4 Parties Bound. This Contract is binding on and inures to the benefit of Seller and Buyer, and their respective heirs, executors, administrators, successors, and assigns.

     11.5 Further Acts. In addition to the acts and deeds recited in this Contract and contemplated to be performed, executed, and/or delivered under this Contract, Seller and Buyer agree to perform, execute, and/or deliver or cause to be performed, executed, and/or delivered at the Closing of after the Closing all further acts, deeds, and assurances reasonably necessary to consummate the transactions contemplated hereby.

     11.6 Condition of the Property. EXCEPT FOR ANY REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, BUYER ACKNOWLEDGES AND AGREES THAT THE PROPERTY SHALL BE CONVEYED AND TRANSFERRED TO BUYER "AS IS, WHERE IS, AND WITH ALL FAULTS", AND THAT, EXCEPT FOR ANY EXPRESS REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, SELLER DOES NOT WARRANT OR MAKE ANY REPRESENTATION, EXPRESSED OR IMPLIED, AS TO THE MERCHANTABILITY, QUANTITY, QUALITY, CONDITION, SUITABILITY OR FITNESS FOR ANY PURPOSE WHATSOEVER OF THE PROPERTY AND HAS NO OBLIGATION WHATSOEVER TO UNDERTAKE ANY REPAIRS, ALTERATIONS, OR OTHER WORK OF ANY KIND WITH RESPECT TO ANY PORTION OF THE PROPERTY.

EXCEPT FOR ANY EXPRESS REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, BUYER AGREES THAT IN THE EVENT OF ANY SUCH CONSTRUCTION DEFECTS, ERRORS, OMISSIONS OR ON ACCOUNT OF ANY OTHER CONDITIONS AFFECTING THE PROPERTY, BUYER SHALL LOOK SOLELY TO SELLER'S PREDECESSORS OR TO SUCH CONTRACTORS AND CONSULTANTS AS MAY HAVE CONTRACTED FOR WORK IN CONNECTION WITH THE PROPERTY FOR ANY REDRESS OR RELIEF. EXCEPT FOR ANY REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, UPON THE ASSIGNMENT BY SELLER OR ITS CLAIMS, BUYER RELEASES SELLER OF ALL RIGHTS, EXPRESS OR IMPLIED, BUYER MAY HAVE AGAINST SELLER ARISING OUT OF OR RESULTING FROM ANY ERRORS, OMISSIONS OR DEFECTS IN THE PROPERTY.

SUBJECT TO THE DELIVERY BY SELLER OF THE INFORMATION DESCRIBED IN
SECTION 5.2(a) HEREOF, TO THE EXTENT IN SELLER'S, SELLER'S PARTNERS OR THE PROPERTY MANAGER'S POSSESSION, BUYER ALSO ACKNOWLEDGES AND AGREES THAT THE PROVISIONS IN THIS CONTRACT FOR INSPECTION AND INVESTIGATION OF THE PROPERTY ARE ADEQUATE TO ENABLE BUYER TO MAKE BUYER'S OWN DETERMINATION WITH RESPECT TO THE MERCHANTABILITY, QUANTITY, QUALITY, CONDITION, AND SUITABILITY OR FITNESS FOR ANY PURPOSE OF THE PROPERTY, INCLUDING, WITHOUT LIMITATION, ITS COMPLIANCE WITH APPLICABLE ENVIRONMENTAL LAWS.

     11.7 Time of the Essence. It is agreed by Seller and Buyer that time is of the essence with respect to this Contract.

     11.8 Exhibits. The Exhibits referred to in, and attached to, this Contract are incorporated in and made a part of this Contract for all purposes.

     11.9 Risk of Loss. Seller shall promptly notify Buyer of any fire or other casualty affecting the Project or of any actual or threatened (to the extent that Seller has current actual knowledge thereof) taking or condemnation of all or any portion of the Project. If between the Effective Date of the Contract and the Closing Date, there occurs:

      (a) damage to the Project caused by fire or other casualty that would cost $500,000 or more to repair or would be likely to result in Buyer's judgment, in the loss of any Tenant or Tenants representing an aggregate of more than 5% of the total net operating income with respect to the Property; or

      (b) the taking or condemnation of all or a portion of the Project that would materially interfere with the present use of the Project or if any taking or condemnation occurs for which Buyer does not approve the amount of the condemnation award;

then, Buyer may terminate this Contract by giving written notice to Seller within ten (10) Business Days after Buyer has received notice from Seller. If Buyer does not so timely elect to terminate this Contract, then the Closing shall take place as provided herein and there shall be assigned to Buyer at the Closing all interest of Seller in and to any insurance proceeds (and Seller shall pay to Buyer the amount of any deductible) or condemnation awards payable to Seller on account of that event, less sums that Seller incurs before the Closing to repair any of the damage.

If between the Effective Date of the Contract and the Closing Date, there occurs:

      (c) damage to the Project caused by fire or other casualty that would cost less than $500,000 to repair or would be likely to result, in Buyer's judgment, in the loss of any Tenant or Tenants representing an aggregate of less than 5% of the total net operating income with respect to the Property; or

      (d) the taking or condemnation of all or a portion of the Project that would not materially interfere with the present use of the Project and Buyer approves of the condemnation award;

then, Buyer may not terminate this Contract and there shall be assigned to Buyer at the Closing all interest of Seller in and to insurance proceeds (and Seller shall pay to Buyer the amount of any deductible) or condemnation awards payable to Seller on account of that event, less sums that Seller incurs before the Closing to repair any of the damage.

   The provisions of the Section 11.9 shall survive Closing.

     11.10 Assignment. This Agreement shall apply to, inure to the benefit of and be binding upon and enforceable against the parties hereto and their respective successors and assigns. No such assignment will release Buyer from any of its obligations hereunder.

     11.11 Attorney's Fees. If either party hereto employs an attorney to enforce or defend its rights hereunder, the prevailing party shall be entitled to recover its reasonable attorney's fees.

     11.12 Non-Disclosure; Non-Recordation. Neither party shall make public disclosure with respect to this transaction before the Closing except:

      (a) as may be required by law, including without limitation disclosures required under securities laws; and

      (b) to such lenders, attorneys, accountants, partners, directors, officers, employees and representatives of either party or of such party's advisors who need to know such information for the purpose of evaluating and consummating the transaction, including the financing of the transaction; and

      (c)   to present or prospective sources of financing.

Neither this Contract, nor a memorandum hereof, shall be recorded in any public records.

     11.13 Enforceability. If a provision of this Contract is held to be illegal, invalid, or unenforceable under present or future laws effective during this Contract, the legality, validity, and enforceability of the remaining provisions of this Contract shall not be affected thereby, and in lieu of each illegal, invalid or unenforceable provision there shall be added automatically as a part of this Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable.

     11.14 Business Day. Notwithstanding any other provision herein, if the Closing Date or the expiration of the Inspection Period, Title Review Period or Cure Period occurs on a day that is not a Business Day, then the Closing Date or the expiration date for such period shall be extended to 4:00 p.m. on the first Business Day following that date.

     11.15 Expiration of Offer. If a fully-executed counterpart of this Contract is not received by Seller and Title Company on or before January 24, 1997, as indicated below, the offer contained in this Contract shall be null and void.

   11.16 Counterpart Signatures. This Contract may be executed in any number of counterparts, which, when assembled and taken together, is to be regarded as a single agreement.

   11.17   Liability of Seller.   Notwithstanding anything herein to the
contrary, and notwithstanding Buyer's purchase of the limited partnership interest of Crosstown in Seller at Closing,

      a. Buyer shall have no liability hereunder as a partner in Seller after Closing, nor shall Buyer be subject to any claims of contribution or indemnification from the other partners in Seller for any claim made by Buyer against Seller hereunder or under the closing documents executed by Seller hereunder;

      b. Buyer's rights and obligations against Seller shall not be affected or impaired in any manner by Buyer's acquisition of the partnership interests of Crosstown in Seller; and

      c.   The current partners in Seller (330 Associates, Inc., Robert
C. Lux, Stewart R. Stender and Crosstown), and not Buyer, shall be liable for the obligations of Seller hereunder, if and to the extent such partners have liability therefor under applicable law, but the current limited partners are not, by this Section 11.17, agreeing to assume any personal liability for the obligations of Seller hereunder.



   SIGNATURE PAGE FOR CONTRACT OF SALE - 330



   EXECUTED by Buyer on the            day of January, 1997.

                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:  Liberty Property Trust,
                               its sole general partner


                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          And

                          By:
                               ------------------------------
                          Its:
                               ------------------------------



        EXECUTED by Seller on      day of January, 1997.

                          SELLER:

                          330 ASSOCIATES LIMITED PARTNERSHIP,
                          a Minnesota limited partnership


                          By:   330 Associates, Inc.,
                                a Minnesota corporation,
                                its general partner


                          By:
                                ------------------------------
                          Its:
                                ------------------------------



JOINDER OF SELLER'S PARTNERS


The undersigned partners in Seller agree that the Partnership Interests in Buyer acquired pursuant hereto shall be pledged as security for the performance of the obligations, duties and liabilities of Seller, Crosstown and Apex that survive Closing, provided however, that if no action is commenced with regard to an alleged breach in the performance of said obligations, duties and liabilities of Seller, Crosstown and Apex that survive Closing within one (1) year after Closing, such Partnership Interest shall thereafter be free and clear of any such pledge. The undersigned further acknowledge and agree to the limitation on the liability and contribution right of Buyer as provided in Section
11.17. The undersigned partners in Seller agree to execute and/or deliver such instruments as Buyer may reasonably request to perfect such pledge.

   Dated:  January __, 1997


                          ------------------------------
                          Stewart R. Stender


                          ------------------------------
                          Robert C. Lux


                          330 ASSOCIATES, INC.

                          By:
                              ------------------------------
                          Its:
                              ------------------------------




JOINDER OF BROKERS


Brokers have executed this Contract solely for the purposes of evidencing its agreement to the terms of Section 10.1 of this Contract. No consent by Brokers shall be required to amend any other term of this Contract.


Date executed:  January __, 1997

                          CB COMMERCIAL

                          By:
                                 ------------------------------
                          Name:  Tom Holtz
                          Title:
                                 ------------------------------


                          By:
                                 ------------------------------
                          Name:  Jim Leary
                          Title:
                                 ------------------------------


                          By:
                                 ------------------------------
                          Name:  David Ryder
                          Title:
                                 ------------------------------




   JOINDER OF TITLE COMPANY



   The undersigned has received a counterpart of this Contract, fully
executed by Seller and Buyer, on the        day of January, 1997




                          COMMONWEALTH LAND TITLE INSURANCE COMPANY


                          By:
                                  ------------------------------
                          Name:
                                  ------------------------------
                          Title:
                                  ------------------------------




EXHIBIT 10.5

                              AMENDMENT
                                  TO
                           CONTRACT OF SALE
                                 330



This Amendment (the "Amendment") dated as of the __ day of March, 1997, is made and entered into by and between 330 ASSOCIATES LIMITED
PARTNERSHIP, a Minnesota limited partnership ("Seller") and LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership or its permitted assigns ("Buyer").

                              WITNESSETH


WHEREAS, Seller and Buyer entered into that Contract of Sale dated January 22, 1997, as amended by Amendment No. 1 thereto dated January 31, 1997 and by letter agreements dated March 7, 1997 and March 13, 1997 (the "Contract") with regard to certain property owned by Seller in Hennepin County, Minnesota; and

WHEREAS, Seller and Buyer have agreed to amend the Contract in order to evidence their agreement to certain changes to the Contract, as provided hereinafter; and

NOW, THEREFORE, in consideration of the foregoing recitals and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Defined Terms. Unless the context otherwise indicates or unless otherwise defined herein, capitalized terms used herein shall have the meanings set forth in the Contract. As used in this Amendment, the following terms have the meanings indicated:

        a. "Net Effective Rent" means the average Triple Net Rent, minus Transaction Costs relating to the applicable New Lease or Renewal Lease amortized over the primary term of such New or Renewal Lease with interest at the rate of 10% per annum.

        b. "Triple Net Rent" means annual gross rent per square foot minus $9.01 per square foot for the operating expenses of the Improvements.

        c. "Transaction Costs" as to any New Lease or Renewal Lease means all costs paid by Buyer in connection therewith including, but not limited to, costs for tenant improvements, attorneys' fees, external and internal commissions, space planning and other lease incentives provided to the applicable tenant in connection with a New Lease or a Renewal Lease.

2.     Amendments.

        a. Section 3.1 of the Agreement is hereby amended in its entirety to read as follows:

             "3.1   Purchase Price.  The Purchase Price (herein so
called) to be paid by Buyer to Seller is THIRTEEN MILLION SEVEN HUNDRED THIRTY THOUSAND no/100ths U.S. Dollars ($13,730,000.00), reduced by obligations assumed and the amounts paid by Buyer pursuant to Section 3.3(i) through (v) below and subject to adjustment as provided below.

             Buyer agrees to pay to Seller, as an additional Purchase Price, the Earn Out Amount, as defined below, in connection with the new leases of vacant (or to become vacant) leasable areas of the Improvements entered into on or before December 31, 1997 ("New Leases") and the renewal or extension of existing leases effectively exercised or entered into on or before December 31, 1997 (provided, however, that no Earn Out Amount shall be payable with respect to any renewal or extension of an existing lease pursuant to a renewal or extension option contained therein and exercised by such tenant more than one year in advance of the applicable exercise date in such lease) ("Renewal Leases"). The Earn Out Amount will be payable on January 15, 1998 as to such amount thereof to which Seller has qualified on or after the Closing Date through December 31, 1997.

             The Earn Out Amount shall be equal to the lesser of (a) $2,000,000, or (b)(i) the amount of Net Operating Income, as defined below, as of December 31, 1997, in excess of $1,466,000, multiplied by
(ii) $7.69.

             The parties agree that the annual Net Operating Income from the Leases existing on the date hereof, including the rent payable with respect to the Renewal Leases with Guaranty Title and IBEW and the rent payable with respect to the New Leases with DEA and OHA, but not including the rent payable with respect to the U.S. Bankruptcy Court Lease, is $1,307,000. Seller acknowledges that no Earn Out Amount will be payable with respect to the first $159,000 net increase in annual Net Operating Income over the $1,307,000 annual Net Operating Income as of the date hereof.

             Net Operating Income as of December 31, 1997 shall be the sum of

             (i) $1,307,000;

             plus (ii) the average annual Net Effective Rent payable over the primary term of each New Lease;

             plus (iii) with respect to any Renewal Lease, (a) the average annual Net Effective Rent payable over the renewal or extended term to the extent in excess of the Triple Net Rent payable by such tenant over the immediately preceding twelve months;

             less (iv) the Triple Net Rent payable over the immediately preceding twelve months pursuant to the terms of any (i) Lease which has been terminated or the terms of which have expired as of such date, or
(ii) any Lease in existence on December 31, 1997 which is being replaced in whole or in part by any New Lease or Renewal Lease, it being the intent of the parties that the Earn Out Amount be paid on the net increase in Net Operating Income (after the initial threshold of $1,466,000 is met) resulting from such New Lease or Renewal Lease, but no reduction will be made by reason of the expiration of the Lease as to the U.S. Bankruptcy Court.

             For the purpose of determining the Net Effective Rent payable with respect to any New Lease, any Renewal Lease or any expired or terminated Lease which is based on an annual gross rent, the annual gross rent will be converted to Triple Net Rent by subtracting $9.01 per square foot for the operating expenses of the Improvements.

             The calculation of Earn Out Amount will be based on the Leases in existence on December 31, 1997, without respect to whether the tenant under any New Lease or any Renewal Lease has taken occupancy of its premises or commenced payment of rent or whether any other conditions of the effectiveness of such Lease remains unsatisfied. The foregoing notwithstanding, if any New Lease or Renewal Lease is signed on or before December 31, 1997 and if the tenant is not bound with respect to such New Lease or Renewal Lease unless and until certain conditions and contingencies in favor of the tenant (and outside of Landlord's control) are met, any Earn Out Amount that would otherwise be payable with respect to such Lease or Renewal Lease shall not be payable unless and until such time as all such contingencies and conditions have been fulfilled or removed.

             As part of the approval by Buyer of each New Lease and each Renewal Lease and upon the expiration or termination of any Lease, Buyer and Seller shall agree as to the effect such occurrence shall have on the calculation of Net Operating Income and the Earn Out Amount.

             Notwithstanding anything herein, a New Lease or a Renewal Lease must have a minimum primary term of three (3) years from and after the effective date thereof in order for the increase to be included in the calculation of the Earn Out Amount.

For Example:

A ten (10) year lease for 10,000 square feet at 23.00 p.s.f. average gross rent with operating expenses of $9.01 p.s.f. and transaction costs of $10.00 p.s.f. would increase Net Operating Income and generate an Earn Out Amount (to the extent the $1,466,000 Net Operating Income threshold has been exceeded) as follows:

Triple Net Rent                 =   $23.00 p.s.f. - $9.01 p.s.f.
Calculation                     =   $13.99 p.s.f.

Net Effective Rent Calculation  =   $13.99 p.s.f.(average triple net rent
                                    over primary term)
                                =   $1.59 p.s.f.(amortized transaction
                                    costs)
                                =   $12.40 p.s.f.

Earn Out                        =   $12.40 p.s.f. x $7.69 p.s.f.
                                =   $95.36 p.s.f. x 10,000 s.f.
                                =   $953,560

        b. Section 3.3, through 3.3(v), of the Contract is hereby amended to read as follows:

             "At Closing the following shall occur:

             (i) Buyer will assume and pay to First Bank National Association ("Lender"), the outstanding principal balance of that Amendment and Restatement of Promissory Note dated March 29, 1996, in the original principal amount of $4,950,000, together with all interest and all other amounts due to Lender in connection therewith, as shown on a payoff letter from Lender;

             (ii) Buyer will purchase the partnership interest in Seller of Crosstown Asset Corp. I., a Delaware corporation ("Crosstown") for $5,750,664.35;

             (iii) Buyer will acquire, by contribution, the interest of Apex Asset Management Corporation ("Apex") in that certain Asset Management Agreement, dated April 13, 1994 (the "Contract") for 85,051 in Partnership Interests, it being understood and agreed that effective at Closing, Apex relinquishes all rights to any Earn Out Amount payable after Closing;

             (iv) Buyer will pay adjusted costs (including the closing costs) shown on the attachment to the Closing Statement in the amount of $454,234.55;

             (v) Buyer shall issue to Seller 257,324 partnership interests in Buyer (the "Partnership Interests"), with each Partnership Interest valued at the lesser of (a) the Average Share Price as of the Closing Date, or (b) $25, and with the number of Partnership Interests rounded to the nearest whole number."

        c. Notwithstanding the second paragraph following Section 3.3(v) of the Purchase Agreement, 330 Associates Inc., Lux and Stender may elect, by notice to Buyer on or before January 8, 1998, to be paid their proportionate share of the Earn Out Amount in Partnership Interests (valued at the lesser of (a) the Average Share Price as of December 31, 1997 or (b) $25, and with the number of Partnership Interests rounded to the nearest whole number.) No Partnership Interests shall be distributed to Crosstown in connection with such Earn Out Amount, it being the intent of the parties that the recipients of such Interests be limited to Robert Lux, Stewart Stender and 330 Associates, Inc.

        d. Section 3.5(f)(iii) of the Contract and the Registration Rights Agreement previously approved by Buyer and Seller is hereby amended to increase the permitted weekly trading by Seller from 10% to 20% of the average weekly trading volume for the Shares.

        e. Towle Financial has delivered to Buyer an estoppel certificate indicating certain problems with the HVAC system. Seller agrees that Buyer may offset any costs Buyer incurs to satisfy such problem, up to an aggregate sum of $10,000, against any Earn Out Amount due to Seller on January 15, 1998. Seller shall have no other obligation to Buyer with respect to this issue.

        f. Buyer's environmental report disclosed that there is certain asbestos containing materials used in insulating pipejoints in the Building. Prior to Closing, Seller shall remove the asbestos containing materials disclosed in such report in compliance with all applicable laws and regulations and deliver an inspection report from Nova Environmental that such work has been completed in compliance with all applicable laws and regulations, at Seller's cost. Seller shall have no other obligation to Buyer with respect to this issue.

        g. The Purchase Price reflects a $20,000 adjustment by reason of issues raised by Buyer relating to the condition of the cooling tower. Seller shall have no other obligation to Buyer with respect to this issue.

h.Subject to the terms of this Amendment, Buyer has accepted the condition of the Property pursuant to Section 4.6 of the Contract.

        i. The following provision is hereby added to Section 6.2 of the Contract. Buyer shall have the right to withhold approval of any leasing transaction that (i) has Transaction Costs in excess of $3.00 per rentable square foot per lease year, (ii) involves a tenant whose credit is unacceptable to Buyer in Buyer's reasonable judgment, (iii) has a use that is not compatible, in Buyer's reasonable judgment, with the structure or the other tenants or occupants of the Improvements; or (iv) would require Buyer to relocate offices at the Improvements. In the event that Buyer, in its sole discretion, approves a leasing transaction outside the above-referenced terms and conditions, such transactions shall be eligible to contribute toward the Earn Out Amount, subject to the terms and conditions governing the Earn Out Amount contained herein.

3. Leasing Commissions. Seller hereby certifies to Buyer that the OHA leasing commission in the amount of $43,307.96, the Guaranty Title leasing commission in the amount of $5,005.50 and the IBEW leasing commission in the amount of $4,050.00 have been paid in full.

4. Full Force and Effect. Seller and Buyer agree that the Contract is in full force and effect and has not been amended, modified or supplemented in any respect, except as provided herein.

5. Governing Law. This Amendment is being executed and delivered and is intended to be performed in the State of Minnesota, and the laws of Minnesota shall govern the validity, construction, enforcement and interpretation of this Amendment, unless otherwise specified herein.

6. Parties Bound. This Amendment is binding on and inures to the benefit of Seller and Buyer, and their respective heirs, executors, administrators, successors and assigns.

7. Counterpart Signatures. This Amendment may be executed in any number of counterparts, which, when assembled and taken together, is to be regarded as a single agreement.



                          SIGNATURE PAGE FOR
                              AMENDMENT
                                  TO
                           CONTRACT OF SALE
                                  330



EXECUTED by Buyer on the         day of March, 1997

                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:  Liberty Property Trust,
                               its sole general partner

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          By:
                               ------------------------------
                          Its:
                               ------------------------------

EXECUTED by Seller on __ day of March, 1997.

                          SELLER:

                          330 ASSOCIATES LIMITED PARTNERSHIP,
                          a Minnesota limited partnership


                          By:  330 Associates, Inc.,
                               a Minnesota corporation,
                               its general partner


                          By:
                               ------------------------------
                          Its:
                               ------------------------------





Robert C. Lux and Stewart R. Stender agree that, for a period of two years from the date of Closing that they will not solicit any tenants in the Improvements on the date hereof to move to any building in which they have an interest or for which they provide leasing or management services. In the event they (or their agents) are contacted by a tenant in the Improvements, they agree to immediately disclose such interest to Buyer and may proceed to negotiate with such tenant only after receipt of written consent from Buyer. This Agreement shall survive Closing.


                          ------------------------------
                          Robert C. Lux



                          ------------------------------
                          Stewart R. Stender

Dated March ___, 1997



EXHIBIT 10.6

                          CONTRACT OF SALE
                                 SOBC


This Contract of Sale (the "Contract") dated as of this ___ day of January, 1997 is made and entered into by and between SOBC ASSOCIATES LLC, a Minnesota limited liability company ("Seller") and LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership or its permitted assigns ("Buyer").


                             ARTICLE I

                           DEFINED TERMS

1.1 Definitions. As used in this Contract, the following terms have the meanings indicated:

        "330 Contract" means that Contract of Sale of even date herewith between Buyer and 330 Associates Limited Partnership.

        "Average Share Price" means the average closing price for the twenty (20) Business Days preceding the Closing Date of a Share as reported on the New York Stock Exchange.

        "Business Day" means a day other than a Saturday, a Sunday or another day on which commercial banks in Minneapolis, Minnesota are not required to be open for public business.

        "Closing" means the consummation of the purchase of the Property by Buyer from Seller in accordance with Article VIII.

        "Closing Date" means the date on which the Closing is actually held.

        "Earnest Money Deposit" means the portion of the Purchase Price deposited by Buyer in escrow with the Title Company as provided in
Section 3.2, plus any interest accrued thereon. The amount of the total Earnest Money Deposit shall be payable as provided in Section 3.2 hereof.

        "Effective Date" means the date on which the Title Company acknowledges receipt of a fully-executed counterpart of this Contract.

        "Improvements" means the seven buildings, and all fixtures and other improvements associated therewith, containing approximately 304,073 square feet of net rentable area, situated on the Land, consisting of the following buildings:

             Building Address                      Square Footage
             --------------------------------      --------------
             10301-10313 West 70th Street              23,547
             10321 West 70th Street                    28,372
             10333 West 70th Street                    21,640
             10349-10357 West 70th Street              53,912
             10365-10375 West 70th Street              56,877
             10393-10394 West 70th Street              52,684
             7078 Shady Oak Road                       67,041

        "Inspection Period" means the period commencing on the Effective Date and ending on March 7, 1997.

        "Land" means all of those certain lots, tracts or parcels of land, Eden Prairie, Hennepin County, Minnesota, as more fully described on Exhibit A, on which the Improvements are located, together with all and singular the rights appurtenant to that land.

        "Leases" means all leases and/or occupancy agreements for space in the Project.

        "NWBC Contract" means that Contract of Sale of even date herewith between the Buyer and NWBC Associates Limited Partnership.

        "Partnership Agreement" means the First Restated and Amended Agreement of Limited Partnership dated as of June 19, 1995, as amended on December 22, 1995, as further amended on December 31, 1996, of the Buyer.

        "Permitted Exceptions" means the Title Exceptions set forth in the Title Commitment (defined in Section 4.1) or reflected in the survey delivered pursuant to Section 4.2, or any other exceptions or conditions that affect or may affect Seller's title to or use of the Property to which Buyer has not objected pursuant to Section 4.3, or that are approved (or deemed to be approved) by Buyer in accordance with Section 4.4.

        "Personal Property" means (a) all tangible personal property owned by Seller and located on or attached to the Project, (b) Seller's interest in all licenses or permits relating to the Property, (c) Seller's interest in all service, maintenance, management, or other contracts relating to the ownership or operation of the Project, (d) Seller's interest in all warranties or guaranties relating to the Project, (e) Seller's interest in all representations and warranties made to Seller by its predecessor in interest, to the extent assignable, and (f) Seller's interest in the names of the Project.

        "Project" means the Land and the Improvements.

        "Property" means, collectively, the Project, the Leases, and the Personal Property.

        "Property Manager" means:

             CB Commercial
             330 Second Avenue South
             Minneapolis MN 55402
             Attn:  Richard Schadegg
             Phone:  612-341-8108
             Fax:  612-341-9849

        "Purchase Price" means the total consideration to be paid by Buyer to Seller for the Property.

        "Rent Roll" means a rent roll identifying and providing certain information on the Leases, itemizing all security deposits, prepaid rents, and other property held by Seller for the account of the Tenants.

        "Shares" means the Common Shares of Beneficial Interest, par value $.001 per share, of the Trust.

        "Tenants" means those persons holding rights of a tenant under the Leases.

        "Title Company" means:

             Commonwealth Land Title Insurance Company
             51 Haddonfield Road
             Suite 115
             P.O. Box 5382
             Cherryhill, NJ 08304
             Attn:  Joe Patti
             Telephone No. 609-662-1500
             Telecopier:  609-665-6513

        The Title Company shall conduct the title examination, furnish Seller and Buyer with evidence of title and exceptions thereto and issue the Title Policy.

        "Title Exception" means any lien, mortgage, security interest, encumbrance, pledge, assignment, claim, charge, lease (surface, space, mineral, or otherwise), condition, restriction, option, conditional sale contract, right of first refusal, restrictive covenant, exception, easement (temporary or permanent), right-of-way, encroachment, overlap, or other outstanding claim, interest, estate, or equity of any nature.

        "Trust" means the Liberty Property Trust, a Maryland real estate investment trust and the General Partner of Buyer.

1.2 Other Defined Terms. Other defined terms have the meanings assigned to them elsewhere in this Contract.


ARTICLE II

AGREEMENT OF PURCHASE AND SALE

On the terms and conditions stated in this Contract, Seller hereby agrees to sell and convey the Property to Buyer, and Buyer hereby agrees to purchase and acquire the Property from Seller.



ARTICLE III

PURCHASE PRICE

3.1 Purchase Price. The Purchase Price (herein so called) to be paid by Buyer to Seller is FIFTEEN MILLION TWO HUNDRED EIGHTY-FIVE THOUSAND AND No/100 U.S. Dollars ($15,285,000).

3.2 Earnest Money Deposit. Within one (1) Business Day after the Effective Date, Buyer shall have delivered $66,667 to the Title Company, in cash or cash equivalents representing funds immediately available for disbursement on the day of receipt by the Title Company, to be held by the Title Company in escrow to be applied or disposed of by it as is provided in this Contract. Buyer's failure to timely make the Deposit
(a) makes this Contract voidable at Seller's option and (b) gives Seller the right to immediately terminate the Contract in which event the Seller and Buyer shall have no further obligation to one another. The Earnest Money Deposit shall be invested in an interest-bearing account with a financial institution and in a manner reasonably acceptable to Seller and Buyer. All interest earned is part of the Earnest Money Deposit under this Contract. If the purchase and sale hereunder is consummated, then the Earnest Money Deposit shall be applied to the Purchase Price at Closing. In all other events, the Earnest Money Deposit shall be disposed of by the Title Company as provided in this Contract.

3.3 Payment of Purchase Price. The Purchase Price shall be payable to Seller through the Title Company, by:

        (i) assuming and agreeing to pay, in form and substance reasonably acceptable to Jackson National Life Insurance Company ("Lender"), the outstanding principal balance (as shown in a writing from Lender) of that Promissory Note executed by Seller in favor of Lender in the original principal amount of $9,120,000, and with an outstanding principal balance as of the date hereof of approximately $9,078,858.51 and the other loan documents executed in connection therewith (collectively, the "Lender Loan Documents"); Buyer shall be responsible to pay, in addition to the Purchase Price, an assumption fee of 1% of the outstanding principal balance of such loan at closing payable to Lender together with Lender's out-of-pocket costs, in connection with such assumption;

        (ii) Buyer purchasing, at or prior to Closing, (a) the Warrant issued to The Varde Fund III-A, L.P., a Delaware limited partnership ("Varde"), pursuant to that Warrant Agreement dated March 19, 1996 between Seller and Varde, and (b) that Promissory Note dated March 29, 1996 from Seller to Varde in the original principal amount of $2,430,000, for a cash price (estimated to be in the aggregate amount of $4,300,000) equal to the amount that would otherwise be distributed to Varde (if Varde exercised the Warrant, cancelled the Note and became a member of Seller) pursuant to the organizational documents of Seller by reason of the sale of the Property to Buyer and the liquidation of Seller; Seller shall use its best efforts, in consultation with Buyer, to negotiate and present to Buyer on or before January 31, 1997, in form acceptable to Buyer (in Buyer's sole discretion), an agreement with Varde wherein Varde agrees to sell the Warrant and the Note to Buyer for a cash payment at Closing;

        (iv) an amount of cash equal to the sum of all closing costs incurred by Seller in connection herewith (estimated to be no more than $350,000); and

        (v) the balance of the Purchase Price shall be paid by the issuance to the Seller of interests in the Buyer (the "Partnership Interests"), with each Partnership Interest valued at the lesser of (a) the Average Share Price as of the Closing Date, or (b) $25, and with the number of Partnership Interests rounded to the nearest whole number. At least ten (10) Business Days prior to the Closing Date, Seller shall give Buyer written notice of its best estimate of the allocation of the Purchase Price as between cash and Partnership Interests.

        In the event that the agreement specified in (iii) above is not executed by January 31, 1997, in form and substance acceptable to Buyer and Seller, either party may terminate this Agreement. In the event of such termination of this Contract, the Earnest Money shall be promptly refunded to Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

        The parties acknowledge that in order to accommodate Seller's desire to transfer the Property as a contribution for Partnership Interests under Section 721 of the Code, the Buyer has agreed to acquire certain interests of Varde, as described above. The parties acknowledge that the agreement must be negotiated and entered into with Varde as provided in subsection (ii) above. Such agreement and the closing of the acquisition contemplated by such agreement are essential to the closing of the transaction contemplated by this Contract. Because this Agreement is being executed in advance of the negotiations of the agreement with Varde, it is not possible to anticipate the ways in which the negotiation of the agreement with Varde might impact on the provisions of this Contract. The parties acknowledge that the provisions of this Contract (other than the Purchase Price) may need to be modified to address specific issues which arise in connection with the negotiation of the agreement with Varde, but that any such modification shall require the written agreement of each of Buyer and Seller. The parties further agree that, except with respect to Section 4.7, this Contract is terminable by Buyer or Seller if satisfactory negotiations of the agreement with Varde and related modifications to this Contract are not entered into as provided above on or before January 31, 1997. In the event of such termination of this Contract, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

3.4 Other Contracts. Notwithstanding anything herein to the contrary, in the event that Buyer, for any reason, exercises its right to terminate this Contract, as a condition precedent to any such termination, it shall also, simultaneously, terminate the NWBC Contract (unless previously terminated pursuant to Section 7.3 of the NWBC Contract) and the 330 Contract. If the NWBC Contract is terminated pursuant to Section 7.3 thereof or if the 330 Contract or the NWBC Contract is terminated pursuant to Section 3.5 thereof, then Buyer may terminate this Contract. In the event of such termination of this Contract, the Earnest Money shall be promptly refunded to Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).

3.5     The Partnership Interests.

        (a) Each Partnership Interest issued as part of the Purchase Price shall be exchangeable after the first anniversary of the Closing Date, on a one-for-one basis, for a Share of the Trust, on the basis set forth in and subject to the restrictions contained in the Partnership Agreement (including, without limitation, usual and customary provisions providing for adjustment in the number of Shares into which Partnership Interests are convertible upon certain changes in the capitalization of the Trust.)

        (b) Buyer and Seller hereby acknowledge and confirm that they intend for the transfer of a portion of the Property to Buyer in exchange for Partnership Interests to qualify as a contribution pursuant to Section 721 of the Internal Revenue Code of 1986, as amended (the "Code"). Buyer and Seller agree to take any reasonable steps necessary to cause such transfer to qualify as a contribution pursuant to such section.

        Buyer acknowledges that, at Closing, Seller shall distribute the Partnership Interests to Stewart R. Stender and Robert C. Lux.

        (c)  Seller acknowledges and confirms that:

             (i) neither the Partnership Interests nor the Shares into which the Partnership Interests may be converted have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws;

             (ii) there is no obligation to register the Partnership Interests or the Shares except pursuant to the Registration Rights Agreement (as defined below);

             (iii) neither the Partnership Interests nor the Shares into which the Partnership Interests may be converted may be sold or otherwise transferred by Seller except (A) pursuant to registration under the Securities Act and state securities laws or an exemption therefrom or (B) as a distribution at Closing to Robert C. Lux and Stewart R. Stender in accordance with their respective interests in Seller.

             (iv) the Partnership Interests shall not be convertible into Shares until after the first anniversary of the Closing Date; and

             (v) the Partnership Interests being acquired hereunder are being acquired for Seller's own account and not for the account of any other person or persons, for investment and not with a view to the disposition thereof in violation of the Securities Act.

        (d)  Buyer acknowledges and confirms that:

             (i) it will not sell the Property (or any portion thereof) for two years following the Closing Date; and

             (ii) Seller as a holder of Partnership Interests in Buyer will participate in the allocations and distributions of Buyer on the same basis as the other limited partners of Buyer as determined in accordance with the terms and provisions of the Partnership Agreement, provided, however, that the initial distribution to Seller or those holding the Partnership Interests through Seller will be prorated based upon the portion of the fiscal quarter of Buyer for which Seller or those holding the Partnership Interests through Seller held the Partnership Interests.

        (e) Buyer has provided Seller, and Seller acknowledges receipt of, a copy of the Partnership Agreement.

        (f) Buyer and Seller hereby agree to negotiate in good faith the terms and conditions of the following documents (the "Partnership Documents") and to use their best efforts to conclude such negotiations and have a mutually agreeable form of each of the Partnership Documents on or before January 31, 1997:

             (i) a proxy (the "Proxy Agreement") containing usual and customary terms as to the appointing of the Board of Trustees of the Trust (so long as the Trust is a general partner of Buyer), as Seller's proxy with respect to all Partnership Interests owned by Seller, with authority to consent or withhold consent, in the Trust's sole discretion, with respect to any matter as to which limited partners of Buyer may act pursuant to the terms of the Partnership Agreement;

             (ii) an investment letter (the "Investment Letter") containing usual and customary representations and agreements obtained from purchasers of securities in private placements regarding the restrictions on transferability of the securities being acquired and the financial sophistication and qualification of the purchasers;

             (iii) a registration rights agreement (the "Registration Rights Agreement") containing usual and customary representations and agreements concerning the registration of the Shares, including without limitation, provisions for (A) Seller to have two demand registration rights and unlimited "piggyback" registration rights with respect to the Shares issuable upon exchange of the Partnership Interests, which rights shall commence on the first anniversary of the Closing Date, (B) Buyer to cover all expenses of such registration other than the fees of Seller's counsel and the registration fees for such Shares which shall be borne by Seller (not to exceed $2,500), (C) Seller to agree that, notwithstanding the effectiveness of any registration statement covering the Partnership Interests (other than in connection with an underwritten offering), it will not sell during any week a number of Shares greater than 10% of the average weekly trading volume for the Shares on the New York Stock Exchange for the preceding four calendar weeks.

             (iv)  an amendment to the Partnership Agreement (the
"Partnership Amendment") for the purpose of evidencing, among other things, the issuance of the Partnership Interests as a portion of the Purchase Price.

             In the event that the parties have not agreed to the form of each of the Partnership Documents on or before January 31, 1997, either party hereto may terminate this Agreement by notice to the other party and, upon such termination, the Earnest Money shall be promptly refunded to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7).



ARTICLE IV

TITLE AND SURVEY

4.1     Title Commitment; Exception Documents.

        (a) Seller has furnished to Buyer and Buyer's counsel a copy of Seller's Policy of Title Insurance for the Property.

        (b) Buyer shall obtain a commitment for an ALTA owner's policy of title insurance (the "Title Commitment") on the Property issued by the Title Company and any desired endorsements to the Title Commitment which are available, if any.

        (c) Seller shall also furnish to Buyer copies of instruments that create or evidence Title Exceptions affecting the Property, as described in the Title Commitment (together, the "Title Documents").

        (d) Seller shall not be obligated to provide Buyer an abstract of title to the Land, but Seller shall provide any owner's duplicate certificate of title as to the Land at closing.

4.2 Survey. Seller has provided to Buyer a copy of the most recent survey of the Project in Seller's possession.

        Seller shall deliver to Buyer, as soon as practicable, but in any case within fifteen (15) days after the Effective Date, an as-built survey of the Property prepared by Rehder & Associates, Inc. as an Urban Survey in accordance with the Minimum Standard Detail Requirements and Classifications for ALTA/ASCM Land Title Surveys as adopted by the American Land Title Association and American Congress on Surveying and Mapping in 1992 which shall (a) include items 1, 2, 3, 4, 6, 7, 8, 9, 10, 11 and 13 from Table A of such Requirements and (b) shall be certified to Buyer and Title Company and any lender of Buyer's of which Buyer notifies Seller in writing on or prior to the expiration of the Inspection Period.

        The legal description of the Land contained in the Survey and in the Title Policy shall be used to describe the Land in the special warranty deed conveying the Project from Seller to Buyer.

4.3 Review of Title Commitment, Survey and Exception Documents. Buyer has a period of seven (7) Business Days (the "Title Review Period") after the later of (i) January 31, 1997, or (ii) Buyer's receipt of the Title Commitment, the Title Documents and the Survey in which to give written notice to Seller specifying Buyer's objections to the Title Commitment, the Survey or the Title Documents ("Objections"); provided, however, Buyer may not make any Objection to any of the Permitted Exceptions listed on Exhibit "I" attached hereto. For purposes of this Section 4.3, Seller shall have satisfied all of its obligations with regard to title to the Project if Buyer has not objected to any of the Title Documents furnished to it or any other Title Exception referenced in the Title Commitment, within the Title Review Period.

4.4 Seller's Obligation to Cure; Buyer's Right to Terminate. If Buyer timely notifies Seller in writing of Objections to any of the matters furnished to Buyer pursuant to Section 4.3, then Seller shall, within thirty (30) days after Seller's receipt of Buyer's notice (the "Cure Period"), make reasonable efforts in good faith to attempt to cure the Objections. Other than (i) mortgages or other liens securing indebtedness of Seller, judgments or tax liens against Seller or mechanics' liens against the Property (collectively, "Liens") which shall be satisfied, bonded or insured over by Seller at or prior to Closing, (ii) minor encroachments which do not materially affect Buyer's or Tenant's use of the Property which Seller shall not be obligated to correct, and (iii) objections which are insured over by the Title Company at no cost or liability to Seller, Seller is not obligated to effect a cure of any Objection unless such Objection is a material defect in the marketability of title to the Property (a "Material Objection") and the cost of curing all such Material Objections is less than $50,000 in the aggregate, but Buyer may, at its option, pay the excess amounts to Title Company at Closing (which payment shall not entitle Buyer to a reduction in the Purchase Price) and cause the Title Company to cure such Objections, but such Objections (which Buyer intends to pay to cure as aforesaid) shall not delay Closing nor shall Seller have any further liability or obligation with respect thereto.
If Seller does not satisfy all Objections within the Cure Period, then, as its sole options or remedies, Buyer may either (a) waive the unsatisfied Objections, which then become Permitted Exceptions, and proceed to consummate this transaction without further recourse against Seller, (b) provide written notice of Buyer's intention to pay the cost of curing such Objections and pay the cost of curing such Objections at Closing as provided in the preceding sentence, but such payment shall not entitle Buyer to a reduction in the Purchase Price except to the extent that (i) such Objection relates to a Lien, or (ii) Buyer pays the first $50,000 of such costs to cure Material Objections (which Seller would otherwise have paid to cure such Material Objections pursuant to the preceding sentence), in which event Buyer shall be entitled to a reduction in the Purchase Price only to the extent of that portion of the first such $50,000 to the extent paid by Buyer to cure such Material Objections, but Buyer shall have no further recourse against Seller by reason of such Objections or (c) terminate this Contract and receive back the Earnest Money Deposit, in which latter event Seller and Buyer have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7). If unsatisfied Objections remain but Buyer does not deliver written notice of its waiver thereof, of Buyer's intention to pay the cost of curing such Objections or of the termination of this Contract to Seller within five (5) Business Days after expiration of the Cure Period, then the unsatisfied Objections shall become additional Permitted Exceptions, with no reduction in the Purchase Price, and Buyer shall have no further right to terminate this Contract under this Section 4.4. If Seller shall effect a cure of the Objections within the Cure Period it shall deliver written notice thereof to Buyer and Buyer and Seller shall proceed to Closing as provided herein.

4.5 Title Policy. The Title Policy shall be issued by the Issuing Title Company, in the amount of the Purchase Price, insuring that Buyer has fee simple title to the Property, subject only to the Permitted
Exceptions.   Seller shall pay for the costs of abstracting, searches
and the preparation of the Title Commitment; the premium for the Title Policy and any additional premiums for any endorsements requested by Buyer shall be paid by Buyer. Any closing or escrow fees charged by the title company shall be paid one-half by Buyer and one-half by Seller.

4.6 Inspection. Buyer may, during the Inspection Period, make such examinations, studies, inspections, and investigations of the Property as Buyer deems advisable. Any physical inspections within the buildings on the Property shall be made only on Business Days and during normal business hours that will not disturb the quiet enjoyment of the Project by Tenants, and inspections of space occupied by a Tenant shall be made only with at least twenty-four (24) hours' advance notice to and consent of Seller and, at Seller's election, in the presence of a representative of Seller. Seller shall reasonably cooperate with Buyer in contacting Tenants to permit Buyer's inspection. Buyer shall use its best efforts to group inspections together on the same day or days in order to minimize the number of visits to Tenants' spaces and the impact on the Tenants. By giving written notice to Seller before the expiration of the Inspection Period, Buyer may, in Buyer's sole discretion, terminate this Contract and receive back the Earnest Money Deposit, if Buyer has found the Property unsuitable for Buyer's purpose, or if Buyer has found any agreements or information regarding the Property unacceptable, or for any other reason, in Buyer's sole discretion. If Buyer does not timely give that notice, then (a) Buyer shall be deemed to have accepted the condition of the Property, subject to the estoppel certificates to be delivered by Seller pursuant to Section 5.2(b) hereof, (b) Buyer's right to terminate this Contract pursuant to this Section 4.6 shall be deemed waived, and (c) the Earnest Money Deposit shall thereafter not be refundable and shall be deemed earned by Seller in any event other than Seller's default or unless Buyer terminates the Contract under the provisions of Sections 4.4, 9.1, or 11.9 hereof.

4.7 Indemnification. Buyer shall indemnify, defend and hold Seller harmless from any and all demands, claims, actions or causes of action, assessments, losses, costs, damages, liabilities, interest, penalties and reasonable attorney's fees asserted against, resulting to, imposed on, or incurred by Seller as a result of any act or omission of Buyer, or any of Buyer's agents, consultants, contractors, or employees, in connection with an entry on or investigation or examination of the Property, or any part thereof, before Closing. The indemnification obligations of Buyer with respect to these matters shall survive the Closing or the termination of this Contract for any reason and shall remain in full force and effect thereafter, but any claims of indemnification hereunder must be made by notice to Buyer within six (6) months after the date of termination hereof or the Closing Date, as applicable.



ARTICLE V

REPRESENTATIONS, WARRANTIES, COVENANTS,
AND AGREEMENTS OF SELLER

5.1 Representations and Warranties of Seller. Seller represents and warrants to Buyer as of the Effective Date, except where specific reference is made to another date or dates, that:

        (a) Attached as Schedule 1 is a complete and accurate Rent Roll showing all of the Leases which shall be updated by Seller prior to Closing if necessary.

        (b) Attached as Schedule 2 is a complete and accurate list of all services, maintenance and management contracts relating to the Property which shall be updated prior to Closing if necessary;

        (c) Seller has no current actual knowledge of, and has received no written notice from, any governmental authority requiring any work, repairs, construction, alterations or installations on or in connection with the Property, or asserting any violation of any federal, state, county or municipal laws, ordinances, codes, orders, regulations or requirements affecting any portion of the Property, including, without limitation, the Americans with Disabilities Act and any applicable environmental laws or regulations. To the current actual knowledge of Seller, there is no action, suit or proceeding pending or, threatened against or affecting Seller or the Property or any portion thereof or relating to or arising out of the ownership of the Property, in any court or before any federal, state, county or municipal department, commission, board, bureau or agency or other governmental instrumentality.

        (d) Seller is not a foreign person under Sections 1445 and 7701 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder;

        (e) To Seller's current actual knowledge, there is no individual sewage treatment system on or serving the Property as such term is defined in Minnesota Statutes Section 115.55; there are no wells or underground storage tanks on the Property;

        (f) Seller has full right, power and authority to sell the Property to Buyer as provided in this Contract and to carry out Seller's obligations under this Contract, and all requisite action necessary to authorize Seller to enter into this Contract and to carry out Seller's obligations hereunder has been taken;

        (g) To Seller's current actual knowledge, there is no violation of Environmental Laws related to the Property or the presence or release of Hazardous Materials on or from the Property except as disclosed in the environmental reports listed on Schedule 3 delivered by Seller to Purchaser or made available for Purchaser's review. The term "Environmental Laws" includes without limitation the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and other federal laws governing the environment as in effect on the date of this Agreement together with their implementing regulations and guidelines as of the date of this Agreement, and all state, regional, county, municipal and other local laws, regulations and ordinances that are equivalent or similar to the federal laws recited above or that purport to regulate Hazardous Materials in effect as of the date of this Agreement. "Hazardous Materials" means any substance which is (i) designated, defined, classified or regulated as a hazardous substance, hazardous material, hazardous waste, pollutant or contaminant under any Environmental Law, as currently in effect as of the date of this Agreement (ii) petroleum hydrocarbon, including crude oil or any fraction thereof and all petroleum products, (iii) PCBs, (iv) lead, (v) friable asbestos, (vi) flammable explosives, (vii) infectious materials or (viii) radioactive materials.

        (h) Seller has not entered into any other contracts for the sale of the Property, nor are there any rights of first refusal or options to purchase the Property or any other rights of others to acquire the Property that might prevent the consummation of this Contract.

        (i) No brokerage or leasing commissions or other compensation is or will be due or payable to any person, firm, corporation or other entity with respect to or on account of any of the Leases or any extensions or renewals thereof, except for Leases executed after the Effective Date as provided in Section 5.2(c)(iii) hereof and except as provided in Section 5.6 hereof.

        (j) Seller has no current actual knowledge of any material misstatement in the statements of income and expenses for the Property, attached hereto as Exhibit L to the extent such statements relate to the period of Seller's ownership of the Property.

        (k)  Tax and Real Estate Investment Trust Matters.

             (i) None of the Leases provides for the payment of rents which is based on the income or profits of any person or entity, except to the extent of amounts computed by reference to a fixed percentage or percentages of a tenant's receipts or sales (within the meaning of Internal Revenue Code Section 856(d)(2)(A) (the Internal Revenue Code is referred to herein as the "Code").

             (ii) The services and activities performed by the landlord with respect to the Project are services which are customarily performed by lessors in connection with the rental of real property similar to the Project in the geographic area in which the Project is located. The services and activities performed are necessary for the operation of the Project and are not performed primarily for the convenience of tenants.

             (iii) The landlord of the Project does not lease any substantial personal property to the tenants at the Project other than personal property which has been installed upon the Project and has become a part of the real property.

             (iv) Except as provided on Exhibit M attached hereto, to the extent the Project provides parking lots for tenants and their employees and customers, the parking lots are offered on an unreserved, complimentary basis, other than with respect to spaces required to be reserved for handicapped persons under law. The landlord of the Project does not provide parking attendants, reserved parking or other services in connection with the parking areas.

             (v) The landlord of the Project does not provide any utility services to tenants at the Project other than usual and customary utility services, such as electricity, gas, water and sewer service. In some instances, utility services are separately metered and paid by the tenants. In other cases, the landlord master meters electric and water services, in which case the cost of the utility service is allocated among the tenants on a prorata basis on the basis of usage and area. The billing mechanism for any master metering arrangement with respect to Project is usual and customary for the geographic area in which the Project is located.

             (vi) Neither the Land nor any of the Improvements is "held for sale" within the meaning of the Code.

        Seller shall deliver a certificate at Closing as to the correctness of the representations and warranties set forth above as of the Closing Date and if any such representation shall not then be correct, of any exceptions thereto.

        Notwithstanding anything contained in this Agreement to the contrary, all of the representations, warranties and certifications (the "Representations") which are made by Seller and set forth herein or in any of the documents or instruments required to be delivered by Seller hereunder, shall be subject to the following conditions and limitations:
(i) there shall be no liability on the part of Seller for breaches of Representations of which Buyer had current actual knowledge at Closing and (ii) in the event that prior to the time of Closing, during the course of Buyer's inspections, studies, tests and investigations or through other sources, Buyer gains current actual knowledge of a fact or circumstance which, by its nature, indicates that a Representation was or has become untrue or inaccurate, and such fact or circumstance was not intentionally withheld from Buyer by Seller with the intent to defraud Buyer, then Buyer shall not have the right to bring any lawsuit or other legal action against Seller, nor pursue any other remedies against Seller, as a result of the breach of the Representation caused thereby, but Buyer's sole right shall be to terminate this Agreement in which event the Earnest Money Deposit shall be returned to Buyer.

5.2 Covenants and Agreements of Seller. Seller covenants and agrees with Buyer as follows:

        (a) Within ten (10) days after the Effective Date, Seller shall deliver to Buyer (or, with respect to items (v), (vi) and (x) below, permit inspection in the offices of the Property Manager), copies (or where specifically indicated, original counterparts) of the following:

             (i)  All existing Leases;

             (ii) All service, maintenance, management, and other contracts relating to the ownership and operation of the Property;

             (iii) All building permits and certificates of occupancy or of substantial completion issued with respect to the construction and ownership of the Project that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession;

             (iv) All available real estate and personal property tax statements for real estate and personal property taxes due and payable in the year of Closing with respect to the Project and, if received by Seller, the valuation notice issued with respect to the Project for the year of Closing, that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession;

             (v) All operating budgets, operating statements and property reports that, to Sellers' actual knowledge are in Seller's or the Property Manager's possession;

             (vi) The plans and specifications with respect to the Project that, to Seller's current actual knowledge, are in Seller's or the Property Manager's possession, to be furnished with no representation, warranty, or recourse whatsoever;

             (vii) The Rent Roll, current through the first day of the month preceding the month in which the Effective Date falls;

             (viii) To the extent in Seller's or the Property Manager's possession, all environmental reports pertaining to the Property;

             (ix)  Copies of the Lender Loan Documents; and

             (x) All other books and financial records with respect to the Property that, to Seller's current actual knowledge, are in Seller's or Property Manager's possession (other than Seller's projections and other financial information prepared by Seller in connection with its purchase of the Property, internal financial or performance reviews, the closing documents relating to such purchase, Seller's partnership agreement and other partnership financial and tax records).

        Seller represents and warrants to Buyer that the information described in this Section 5.2(a) constitutes all of the books and financial records in Seller's possession (or in the possession of its Property Manager) with respect to the Property (other than Seller's projections and other financial information prepared by Seller in connection with its purchase of the Property, internal financial or performance reviews, the closing documents relating to such purchase, Seller's partnership agreement or other partnership financial and tax records). In the event that Buyer terminates the Contract for any reason, Buyer shall immediately return to Seller all of the information concerning the Property supplied by Seller or Property Manager.

        (b) Within thirty (30) days after the Effective Date, Seller shall use reasonable efforts to obtain and deliver to Buyer estoppel certificates from the Tenants of the Property, in the form of Exhibit "J" attached to this Contract. If Seller is unable to obtain an estoppel certificate for each tenant substantially in the form of Exhibit "J", Seller shall deliver to Buyer an estoppel certificate executed by Seller as to such Tenant in the form of Exhibit "K", as modified to make the statements therein true and correct.

        (c) From the date hereof until the Closing Date or the earlier termination of this Contract, Seller shall:

             (i) Operate, insure at current insured amounts, maintain and lease the Project in the ordinary course of Seller's business and use reasonable efforts to reasonably preserve for Buyer the relationship of Seller and Seller's suppliers, Tenants, and others having ongoing business relations with Seller relating to the Project; and

             (ii) Advise Buyer of any litigation, arbitration, or administrative hearing before any governmental agency concerning of affecting the Property in any manner that is instituted or threatened in writing after the Effective Date and of which Seller has current actual knowledge; and

             (iii) Not, without Buyer's prior written consent (which consent may be withheld in Buyer's sole discretion), enter into any leases, contracts or other commitments that will survive Closing other than service contracts that are terminable on thirty (30) days or less notice. With respect to any lease or any renewal, extension or amendment of any lease for any portion of the Property which is approved by Buyer and which is entered into after the Effective Date and with respect to a proposed amendment to the Lease with Augustine Medical, Inc. which is described in a letter of intent dated December 6, 1996 between Seller and Augustine Medical, Inc., Buyer shall pay (or reimburse Seller at Closing) for the cost of all tenant improvements and leasing commissions required by the terms thereof.

        Any consent or approval requested by Seller pursuant to this
Section 5.2(c)(iii) shall be deemed granted if Buyer does not object within five (5) Business Days after Buyer's receipt of Seller's written request.

5.3 Survival Beyond Closing. Except to the extent that Buyer has current actual knowledge of any breach at or prior to Closing (which Buyer, by closing the purchase contemplated hereby, shall be deemed to have waived), the representations, warranties, and covenants of Seller contained in this Contract shall survive the Closing. In the event of any such breach or misrepresentation discovered by Buyer after Closing, Buyer may bring an action against Seller for Buyer's actual damages resulting from such breach, but not for any incidental or consequential damages, provided, however, that any action with regard to an alleged breach of any such representation, warranty or covenant of Seller must be brought within two (2) years after Closing.

5.4 Current Actual Knowledge; Authority. The term "Buyer's current actual knowledge," as used in the Contract, means matters of which John Gattuso is presently aware at the relevant time by virtue of Buyer's inspections and due diligence with respect to the Property, but without being required to undertake any further investigation or inquiry whatsoever. The term "Seller's current actual knowledge," as used in this Contract, means matters of which Seller, Stewart R. Stender or Robert C. Lux is presently aware at the relevant time, by virtue of Seller's ownership of the Property, without undertaking any further investigation or inquiry whatsoever, but does not include matters of which any other person or entity (including, but not limited to, the Property Manager or any prior manager of the Property) other than Seller, Stewart R. Stender or Robert C. Lux is or may be aware but Seller acknowledges that it has made good faith inquiry of the Property Manager with regard to the correctness of the representations and warranties set forth in Section 5.1 and the delivery of the documents referenced in Section 5.2(a). No brokers, agents or other third parties (including, but not limited to, the Property Manager or any prior manager of the Property) are authorized by make any representations and warranties binding on Seller. In particular, but without limitation, except as is expressly represented or warranted in Section 5.2(a) hereof, Seller hereby disclaims, and makes no representation or warranty, as to the accuracy of the contents or the completeness of any item delivered by either Seller or the Property Manager of the Project to Buyer or made available for inspection or review by Buyer.

5.5 "AS-IS" Sale. Seller has advised Buyer that Seller has retained an independent contractor to manage the Project and that Seller recently acquired the Project. Accordingly, Seller's current personnel have limited personal knowledge regarding the construction of the Project, the operation of the Project, and other matters that an owner of property similar to the Project might ordinarily have. A material consideration in negotiating the Purchase Price is Buyer's agreement that Buyer shall rely solely on its own investigation in consummating this transaction except as expressly stated to the contrary in this contract and that SELLER HAS MADE NO EXPRESSED OR IMPLIED REPRESENTATIONS OR WARRANTIES RESPECTING THE SUBJECT MATTER OF THIS TRANSACTION, EXCEPT AS EXPRESSLY STATED TO THE CONTRARY IN THIS CONTRACT. (See Section 11.6)

5.6 Due Diligence Disclosure. Seller has disclosed to Buyer and Buyer acknowledges and agrees that the Purchase Price is based upon the following disclosures relating to the Property:

        (a) Seller has determined that all of the roofs of the Improvements will need to be replaced over the next five-year period. As required by the Lender Loan Documents, Seller has created an escrow fund to pay all or a portion of the cost of roof replacements for the Property in the approximate amount of $160,000.00; Seller's interest in such fund shall be transferred to Buyer at Closing. Seller makes no warranty to Buyer as to the adequacy of such amount to correct any or all roof problems in the Improvements during any relevant period.

        (b) Seller has given Buyer the notice of the soil settlement issues related to the Improvements of which Seller has actual knowledge. Buyer and Seller have adjusted the Purchase Price because of this issue. Seller shall have no obligation to correct these issues prior to the Closing or thereafter.

        (c) In connection with the building of the age and use of the Improvements, there may be minor defects discovered by Buyer during the Inspection Period which shall not permit Buyer to renegotiate the Purchase Price.

        (d) Seller has certain obligations under the Augustine Medical, Inc. Lease (and the proposed amendment thereto described above) to provide additional leasable areas to such Tenant and additional tenant improvements, which obligations will be assumed by Buyer.




ARTICLE VI

REPRESENTATIONS, WARRANTIES, COVENANTS AND
AGREEMENTS OF BUYER

6.1 Representations and Warranties of Buyer.Buyer represents, warrants, covenants, and agrees with Seller as of the Effective Date and as of the Closing Date, except where specific reference is made to another date or dates that:

        (a) Buyer has the full right, power, and authority to purchase the Property from Seller as provided in this Contract and to carry out Buyer's obligations under this Contract, and all requisite action necessary to authorize Buyer to enter into this Contract and to carry out Buyer's obligations hereunder has been taken;

        (b) Buyer shall rely solely on its own investigation in consummating this transaction and, except for express representations and warranties of Seller contained herein or as expressly stated herein to the contrary, Buyer has not relied on any representation, warranty or assurance, expressed or implied;

        (c) Buyer shall promptly advise Seller in writing if Buyer's investigation of the Property reveals the presence of hazardous wastes or other environmental contamination (including asbestos), or facts that would cause a reasonable person to investigate further the possibility of such contamination.

        (d) Within seven (7) days after the date hereof, Buyer and the Trust will deliver to Seller copies of Buyer's and the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996, as amended, and September 30, 1996, each as filed with the Securities and Exchange Commission (the "SEC") (collectively, the "Securities Filings"). As of their respective filing dates with the SEC, the Securities Filings complied as to form in all material respects with the applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the respective rules and regulations promulgated thereunder, and did not contain any untrue statement of material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. No event has occurred since the filing of Buyer's and the Trust's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 which is required to be disclosed in a report filed either by Buyer or the Trust pursuant to Section 13(a) or 15(d) of the Exchange Act which has not been so disclosed.

        (e) The Partnership Interests to be issued to Seller will be, when issued, duly authorized, validly issued, fully paid and non-assessable. The Shares to be issued upon exchange of the Partnership Interests will be, when issued, duly authorized, validly issued, fully paid and non-assessable, and no liability shall attach to Seller related thereto.




ARTICLE VII

CONDITIONS PRECEDENT TO BUYER'S AND SELLER'S PERFORMANCE


7.1 Performance of Buyer's Obligations. Seller is not obligated to perform under this Contract unless:

        (a) Buyer has performed all obligations and agreements performable by Buyer on or before Closing;

        (b) Buyer is simultaneously closing on the 330 Contract and the NWBC Contract unless the NWBC Contract has been terminated in accordance with Section 7.3 of the NWBC Contract;

        (c) all representations and warranties of Buyer are true and correct in all material respects as of the Closing Date; and

        (d) Buyer is simultaneously closing on, and performing at Closing all of its closing obligations under the agreement referenced in
Section 3.3 whereby Buyer is to buy from Varde the Warrant and the Note.

7.2 Performance of Seller's Obligations. Buyer is not obligated to perform under this Contract unless:

        (a) Seller has performed all obligations and agreements performable by Seller on or before Closing;

        (b) all representations and warranties of Seller are true and correct in all material respects as of the Closing Date;

        (c) as of the Closing, there have been no material adverse changes in the physical condition of the Project from the condition thereof as of the end of the Inspection Period;

        (d) no material default, vacation, termination, bankruptcy or other adverse material change in status has occurred with respect to any Tenant or Tenants representing an aggregate of more than 5% of the total net operating income with respect to the Property, as shown on the Rent Roll for the Property; and

        (e) Varde is simultaneously closing on, and performing at Closing all of its closing obligations under, the agreement referenced in Section 3.3 whereby Varde is to sell to Buyer the Warrant and the Note.




ARTICLE VIII

CLOSING

8.1 Date and Place of Closing. The Closing shall take place in the offices of the Title Company in Minneapolis, Minnesota. The Closing Date shall be March 20, 1997, unless an earlier date is agreed on in writing by Seller and Buyer.

8.2     Items to be Delivered at the Closing.

        (a) Seller. At the Closing, Seller shall deliver or cause to be delivered to Buyer or the Title Company, the following items:

             (i) the Title Policy, in the form specified by Section 4.5, with the cost thereof to be paid as provided in Section 4.5;

             (ii) a Special Warranty Deed, duly executed and acknowledged by Seller, in substantially the form attached as Exhibit "B", subject to the Permitted Exceptions;

             (iii) the original Leases or, if original Leases are not in Seller's possession, copies thereof certified by Seller to be true and correct copies of original Lease;

             (iv) duplicate originals of the Assignment and Assumption of Leases of substantially the form attached as Exhibit "C", duly executed and acknowledged by Seller;

             (v) a Bill of Sale and Assignment and Assumption of Contracts, Bonds, Warranties and Guaranties in substantially the forms attached as Exhibits "D" and "F", respectively, fully executed and acknowledged by Seller;

             (vi) a Non-Foreign Certification, in substantially the form attached as Exhibit "G", in compliance with Section 1445 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, stating under penalty of perjury the Seller's United States identification number and that Seller is not a "foreign person" as defined in Section 1445, duly executed and acknowledged by Seller; provided, however that if Seller fails to deliver this affidavit, Buyer may withhold from the Purchase Price and pay to the Internal Revenue Service the amounts required by Section 1445, and regulations promulgated thereunder;

             (vii) keys to all locks located in the Project that are in Seller's possession;

             (viii) the Rent Roll, substantially in the form attached hereto as Exhibit "E", certified by Seller to its current actual knowledge through the Closing Date;

             (ix) a Tenant Notice Letter in substantially the form attached as Exhibit "H" (the "Tenant Notice Letters") for each of the Tenants, duly executed by Seller;

             (x) originals (or, if originals are not in Seller's possession, copies certified by Seller to be true and correct copies thereof) of all service contracts, plans, warranties, guaranties, and other contracts and agreements relating to the ownership and operation of the Project that, to its current actual knowledge, are in Seller's possession, but Seller shall not be obligated to deliver copies of the purchase agreement or closing documents relating to the purchase of the Property by Seller;

             (xi) appropriate evidence of authorization, satisfactory to Buyer and the Title Company, in their reasonable discretion, for (A) the sale of the Property in accordance with this Contract, (B) the execution and delivery of this Contract on behalf of Seller, and (C) the consummation of the transactions contemplated by this Contract on behalf of Seller;

             (xii) a standard form seller's affidavit in form acceptable to the Title Company;

             (xiii)  The Proxy Agreement, Investment Letter and
Registration Rights Agreement substantially in the forms agreed upon pursuant to Section 3.5 and executed by Seller, Robert C. Lux and Stewart
R. Stender;

             (xiv) Seller's written agreement to indemnify and hold Buyer harmless of and from all liabilities, losses, damages, costs, expenses (including reasonable attorney's fees) that Buyer suffers or incurs by reason of any act or cause of action occurring or accruing prior to Closing Date and arising out of any act or failure to act of Seller's agents, representatives and employees relating to this Contract or to the Project.

             (xv) other items reasonably requested by the Title Company as administrative requirements for consummating the Closing.

        (b) Buyer.At the Closing, Buyer shall deliver to Seller or the Title Company:

             (i)  the cash sum required by Section 3.3;

             (ii) duplicate originals of the Assignment and Assumption of Leases, duly executed and acknowledged by Buyer;

             (iii) duplicate originals of the Assignment and Assumption of Contracts, Bond, Warranties and Guaranties, duly executed by Buyer;

             (iv)  the Tenant Notice Letters, duly executed by Buyer;

             (v) appropriate evidence of authorization, satisfactory to Seller and the Title Company, in their reasonable discretion, for (A) the purchase of the Property in accordance with this Contract, (B) the execution and delivery of this Contract on behalf of Buyer, and (C) the consummation of the transactions contemplated by this Contract on behalf of Buyer;

             (vi) other items reasonably requested by the Title Company as administrative requirements for consummating the Closing;

             (vii) The Registration Rights Agreement substantially in the form agreed upon pursuant to Section 3.5 and executed by the Trust, and the Partnership Amendment substantially in the form agreed upon pursuant to Section 3.5 and executed by or on behalf of the Trust and the limited partners of Buyer;

             (viii)  Assumption of the Lender Loan Documents;

             (ix) an agreement cancelling the Warrant without any payment by the Seller to Buyer; and

             (x) Buyer's written agreement to indemnify and hold Seller harmless of and from all liabilities, losses, damages, costs, expenses (including reasonable attorney's fees) that Seller suffers or incurs by reason of any act or cause of action occurring or accruing on or after the Closing Date and arising out of any act or failure to act of Buyer's agents, representatives and employees relating to this Contract or to the Project.

8.3 Adjustments at Closing. The following items shall be adjusted or prorated between Seller and Buyer with respect to the Property:

        (a) Ad valorem taxes and installments of special assessments (collectively, "Taxes") relating to the Property due and payable in the calendar year of Closing shall be prorated between Seller and Buyer as of Closing Date, with the Seller being responsible for the number of days in such calendar year of the Seller's ownership and Buyer being responsible for the number of days in such calendar year of the Buyer's ownership.

        If the actual amount of Taxes due and payable in the calendar year of Closing is not known or cannot be calculated based on tax rates and assessed values as of the Closing Date, the proration shall be based on the amount of Taxes due and payable with respect to the Property in the calendar year preceding the calendar year of Closing. If the amount of actual Taxes due and payable in the calendar year in which the Closing takes place are more or less than the amount used to prorate for Taxes as of the Closing Date, then an adjustment for actual Taxes due shall be made after Closing within fifteen days after receipt of the property tax statements by Buyer. Any amounts now or hereafter received by Buyer (net of costs and expenses incurred in connection with such protest) or Seller by reason of tax protests for real estate taxes due and payable with respect to periods prior to the Closing Date shall be the property of Seller, subject only to the rights of Tenants therein.

        (b) Subject to the specific provisions of subsection (f) below, rents (including Tenants' contributions for operating costs and taxes) actually paid to and received by Seller in collected funds before Closing with respect to the Project for the month in which Closing occurs shall be prorated as of Closing, with Seller to be charged and Buyer to be credited with their respective portions. Rents payable with respect to the Project for the month in which Closing occurs which have not been paid to and received by Seller in collected funds before Closing shall be prorated as of Closing, but with no cash credit or debit provided at Closing. Nothing in this subparagraph shall prohibit, limit, or restrict Seller from collecting or attempting to collect directly from any Tenant after Closing in any lawful manner, but excluding Seller's bringing a unlawful detainer action against a Tenant in connection with Seller's collection efforts, any rents delinquent at the time of Closing. Rents received after Closing shall be applied first to current rents and rents that become delinquent after Closing and then to rents that are delinquent as of the Closing (with Seller's portion to be promptly paid by Buyer to Seller).

        (c) Seller shall pay over to Buyer and shall deliver to Buyer an accounting for the following: unforfeited deposits paid by Tenants, including all rental, security, utility, key, damage, and other deposits; prepaid rents paid to Seller by the Tenants for periods subsequent to the Closing Date; and any other money held by Seller for the account of the Tenants.

        (d) All insurance policies and property management and leasing agreements shall be terminated as of the Closing and there shall be no prorations as to these items.

        (e) Buyer shall receive a credit at Closing (or assignment of escrowed funds in such amount) in an amount equal to the outstanding financial obligations of Seller for tenant improvements remaining owed to Lasermaster, Inc. under that certain lease dated January 31, 1996, as of the Closing Date.

        (f) All other income and ordinary operating expenses of the Property (other than for public utilities, for which each party shall deal directly with the service provider), including maintenance, management, and other service charges, and all other normal operating charges with respect to the Project shall be prorated effective at Closing based on reasonable estimates of such operating expenses, and appropriate cash adjustments shall be made by Buyer and Seller at Closing.

        (g) With respect to amounts paid or payable by Tenants under the Leases pursuant to provisions relating to escalations or pass-throughs of operating expenses and real estate taxes ("Additional Rents"), Seller shall provide to Buyer at closing a certified statement itemizing by Tenant the amount of Additional Rents collected from such Tenant and a computation of the actual Additional Rents due from such Tenant for the period from January 1, 1997 (or, if such Tenant pays Additional Rents on other than a calendar year basis, from the commencement of the fiscal year on which such Tenant pays Additional Rents) through the last day of the month prior to the month in which Closing occurs (the "Additional Rent Statement"). Promptly after Closing, but in no event more than thirty (30) days after Closing, Seller shall provide a final certified Additional Rent Statement updating the statement previously provided through the date of Closing. At the time each such Additional Rent Statement is provided, Seller shall also provide to Buyer the supporting data upon which such Additional Rent Statement is based. As soon as practical after Closing, Seller shall attempt to reconcile with the Tenants for the period prior to Closing.

        If the final Additional Rent Statement shows that Seller has over collected the Additional Rents due from the Tenants under the Leases in force (including month to month and other holdover or extension arrangements with such Tenants) at the Closing, Seller shall pay to Buyer the amount of such over collected Additional Rents at the time the final Additional Rent Statement is provided to Buyer. If the final Additional Rent Statement shows that Seller has under collected the Additional Rents due from the Tenants under the Leases in force at the Closing, Buyer shall make appropriate adjustments to the monthly amounts payable by such Tenants and shall invoice such under collected amounts to such Tenants as part of Buyer's year end billing to reconcile estimated Additional Rents to actual amounts received from each such Tenant. Buyer shall pay to Seller such uncollected amounts as, if and when received by Buyer. Buyer shall use reasonable efforts to collect such amounts due and shall be entitled to recover the cost of collections incurred in connection with such efforts (apportioned proportionately between the amounts due to Seller and to Buyer) other than Buyer's administrative and overhead costs in billing and collection in connection with normal operations at the Property. The foregoing notwithstanding, Buyer shall have no liability to Seller for any uncollected amounts and shall not be required to commence any legal action to collect any such amounts.

        Notwithstanding Seller's provision to Buyer of the final certified Additional Rent Statement and the payment if any, of over collected amounts at the time of the provision of such statement, Seller shall remain obligated to refund to any Tenant any additional amounts finally determined to have been overcollected from such Tenant with respect to the period prior to Closing by an independent arbitral or judicial authority.

        With respect to Additional Rents due to Seller from Tenants not in occupancy as of the date of Closing, Seller shall retain all rights relating thereto and all amounts collected by Seller relating thereto shall be retained by Seller.

        As between Seller and Buyer, Additional Rents shall be allocated and apportioned over the period with regard to which operating expenses or real estate taxes are incurred, notwithstanding the date on which such Additional Rents become payable.

        The provisions of this subsection (g) shall survive Closing.

        (h) Buyer shall be entitled to a credit against the Purchase Price as provided in Section 4.4 hereof.

8.4 Possession and Closing. Possession of the Property shall be delivered to Buyer by Seller at the Closing, subject to the rights of the Tenants. Buyer shall make its own arrangements for the provision of public utilities to the Project and Seller shall terminate its contracts with such utility companies that provide services to the Project.

8.5 Costs of Closing. Each party is responsible for paying the legal fees of its counsel in negotiating, preparing, and closing the transaction contemplated by this Contract. Seller shall be responsible for paying the state deed tax (if any) due upon recording of the Special Warranty Deed and Buyer shall be responsible for paying the recording fees for such deed. Any other expense not specifically allocated herein shall be allocated between the parties in the customary manner for closings of real property similar to the Property in the geographic area in which the Property is located.




ARTICLE IX

DEFAULTS AND REMEDIES

9.1 Seller's Defaults; Buyer's Remedies. In addition to Buyer's remedy for the breaches described in Section 5.3 hereof, if Seller is in default hereunder after expiration of any applicable cure period provided herein, Buyer may, at Buyer's sole option, do any of the following, as Buyer's sole and exclusive remedies:

        (a) Terminate this Contract by giving written notice to Seller on or before the Closing Date, in which event the Earnest Money Deposit shall be returned to Buyer; or

        (b) If the default is Seller's failure to cure Objections, cure the Objections not cured by Seller at Closing (thereby waiving any further recourse against Seller by reason thereof) and reduce the Purchase Price only to the extent of up to the first $50,000 (in the aggregate) of the cost of curing any Material Objections and the full amount of the cost of discharging any Lien, to the extent paid by Buyer and not by Seller pursuant to Section 4.4 hereof, and proceed to consummate this transaction in accordance with this Contract, or

        (c)  Enforce specific performance of this Contract.

9.2 Buyer's Default; Seller's Remedies. If Buyer is in default under this Contract or under the NWBC Contract or the 330 Contract, and such default continues for ten (10) days after written notice thereof from Seller to Buyer, Seller may, as Seller's sole and exclusive remedy, terminate this Contract and receive the Earnest Money Deposit from the Title Company.

9.3 Payment of Earnest Money Deposit. Upon the termination of this Contract by reason of a default by Buyer hereunder and expiration of any applicable cure period provided herein, the Earnest Money Deposit shall forthwith be tendered by the Title Company to Seller. If the Earnest Money Deposit may be properly delivered to Seller under this Section 9.3, then Buyer shall, promptly on written request from Seller, execute and deliver any documents necessary to cause the Title Company to deliver the Earnest Money Deposit to Seller.

9.4 Waiver of Claims. As a further material inducement to Seller to enter into this Contract and the transactions contemplated herein, Buyer represents and warrants to Seller that Buyer is acquiring the Property for commercial or business use, has knowledge and experience in financial and business matters that enable Buyer to evaluate the merits and risks of the transaction herein contemplated, has bargained for and obtained a Purchase Price and other terms under this Contract which make the acceptance of a contract which substantially limits its recourse against the Seller acceptable and has been and will continue to be represented by counsel in connection with the transactions contemplated herein.

9.5 Statutory Cancellation. The parties agree that if Seller commences a statutory cancellation of this Agreement by reason of Buyer's default, the Buyer's cure period shall be limited to thirty (30) days.

9.6 Varde Default. If Varde defaults under the agreement with Buyer contemplated under subsection (ii) of Section 3.3 of this Agreement, including a failure by Varde to perform at Closing, and Buyer notifies Seller that it has decided not to seek specific performance of Varde's performance or that such specific performance is not available, then Buyer or Seller shall have the right to terminate this Contract by giving written notice to the other party on or before Closing, in which event the Earnest Money shall be returned to Buyer and Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract (except under Section 4.7) except that Seller shall reimburse Buyer for all reasonable out-of-pocket costs and expenses incurred by Buyer in connection with this Contract and with the Property, including, but not limited to, title company charges, engineering fees, environmental consultant's fees, architect's fees, legal fees (including the cost of pursuing such specific performance) and other similar charges.





ARTICLE X

BROKERAGE COMMISSIONS

10.1 Amount. Seller shall pay a real estate brokerage commission to Tom Holtz of CB Commercial (the "Seller's Broker") in the amount of $100,000 for Broker's services in connection with this transaction, if, as and when Closing occurs and Seller conveys the Property to Buyer.

        Seller's obligation to pay such commission is totally contingent upon the consummation of the Closing and the payment to Seller of the Purchase Price and shall not be payable if Closing and such payment shall not occur for any reason, including Seller's default. Seller's Broker may divide its commission with other licensed real estate brokers, agents, or salespersons, but Seller's only obligation to pay a commission with respect to the Property, regardless of the nature or extent of Seller's contact with any other broker or salesman is to Seller's Broker pursuant to this Contract. Notwithstanding the foregoing, Seller may, at its option, require the Buyer to pay the Seller's Broker in which event the Purchase Price shall be reduced by the amount of such payment. Buyer shall be responsible to pay the commission or fee due to Tim Leary & David Ryder of CB Commercial ("Buyer's Broker") in connection with this Contract. Buyer's Broker shall have no right to share in the commission payable by Seller to Seller's Broker. Buyer's obligation to pay such commission is totally contingent upon the consummation of the Closing and the payment to Seller of the Purchase Price and shall not be payable if Closing and such payment shall not occur for any reason, including Buyer's default.

10.2 Indemnity. Seller represents and warrants to Buyer that Seller has not contacted or entered into any agreement with any real estate broker, agent, finder, or any other party in connection with this transaction, other than as identified in Section 10.1 and that Seller has not taken any action that would result in any real estate broker's, finder's, or other fees or commissions being due to any other party with respect to this transaction. Seller acknowledges and agrees that Buyer shall have no obligation to pay any commission by reason of the purchase and sale contemplated hereby to Seller's Broker and that any commission payable to any such persons or entities by reason of the purchase and sale contemplated hereby shall be paid by Seller; such agreement shall not create any obligation by Seller to such person or entity absent a written agreement with Seller to such effect. Buyer represents and warrants to Seller that Buyer has not contacted or entered into any agreement with any real estate broker, agent, finder, or other party in connection with this transaction, other than as identified in Section
10.1 and that Buyer has not taken any action that would result in any real estate broker's, finder's, or other fees or commissions being due to any other party with respect to this transaction. Buyer acknowledges and agrees that Seller shall have no obligation to pay any commission by reason of the purchase and sale anticipated hereby to Buyer's Broker. Each party hereby indemnifies and agrees to hold the other party harmless from any loss, liability, damage, cost, or expense (including, but not limited to, reasonable attorney's fees) resulting to the other party from a breach of the representation and warranty made by such party herein. The indemnities set forth in this Section 10.2 shall survive the Closing.





ARTICLE XI

MISCELLANEOUS

11.1 Notices. All notices, demands, requests, and other communications given with respect to the subject matter of this Contract shall be in writing, and shall be deemed to be delivered (a) on receipt if delivered by hand delivery, (b) on receipt if faxed to the number provided below (provided that a copy of such fax is also sent by U.S. mail or by a recognized overnight courier service), or (c) when delivered to a recognized overnight courier service, or whether actually received or not, if addressed as provided below:

If to Seller:              c/o Apex Asset Management Corporation
                           600 South Highway 169, Suite 1970
                           Minneapolis MN 55426
                           Attn:  Stewart R. Stender
                           Fax No: 612-545-1510

Copies to:                 Fabyanske, Svoboda, Westra & Hart
                           1100 Kinnard Financial Center
                           920 Second Avenue South
                           Minneapolis MN 55402
                           Attn:  Mark W. Westra
                           Fax No: 612-338-3857

If to Buyer:               Liberty Property Limited Partnership
                           65 Valley Stream Parkway
                           Great Valley Corporate Center
                           Malvern, PA 19355
                           Attention:  John Gattuso
                           Fax No: 610-644-4129
                           Phone No: 610-648-1754

With a copy to:            Liberty Property Limited Partnership
                           65 Valley Stream Parkway
                           Great Valley Corporate Center
                           Malvern, PA 19355
                           Attention:  Anne Sheppard
                           Fax No: 610-644-4129
                           Phone No: 610-648-1700

Copies to:                 Dorsey & Whitney
                           220 South Sixth Street
                           Suite 2200
                           Minneapolis MN 55402
                           Attention:  Jeff Benson
                           Phone No: 612-340-2757
                           Fax No: 612-340-7800

11.2 Governing Law. This Contract is being executed and delivered, and is intended to be performed, in the State of Minnesota, and the laws of Minnesota shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein. This Contract is performable in, and the exclusive venue for any action brought with respect hereto shall lie in, Hennepin County, Minnesota.

11.3 Entirety and Amendments. This Contract embodies the entire agreement between the parties and supersedes all prior agreements and understandings, if any, relating to the Property, including any letter of intent executed relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

11.4 Parties Bound. This Contract is binding on and inures to the benefit of Seller and Buyer, and their respective heirs, executors, administrators, successors, and assigns.

11.5 Further Acts. In addition to the acts and deeds recited in this Contract and contemplated to be performed, executed, and/or delivered under this Contract, Seller and Buyer agree to perform, execute, and/or deliver or cause to be performed, executed, and/or delivered at the Closing of after the Closing all further acts, deeds, and assurances reasonably necessary to consummate the transactions contemplated hereby.

11.6 Condition of the Property. EXCEPT FOR ANY REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, BUYER ACKNOWLEDGES AND AGREES THAT THE PROPERTY SHALL BE CONVEYED AND TRANSFERRED TO BUYER "AS IS, WHERE IS, AND WITH ALL FAULTS", AND THAT, EXCEPT FOR ANY EXPRESS REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, SELLER DOES NOT WARRANT OR MAKE ANY REPRESENTATION, EXPRESSED OR IMPLIED, AS TO THE MERCHANTABILITY, QUANTITY, QUALITY, CONDITION, SUITABILITY OR FITNESS FOR ANY PURPOSE WHATSOEVER OF THE PROPERTY AND HAS NO OBLIGATION WHATSOEVER TO UNDERTAKE ANY REPAIRS, ALTERATIONS, OR OTHER WORK OF ANY KIND WITH RESPECT TO ANY PORTION OF THE PROPERTY.

        EXCEPT FOR ANY EXPRESS REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, BUYER AGREES THAT IN THE EVENT OF ANY CONSTRUCTION DEFECTS, ERRORS, OMISSIONS OR ON ACCOUNT OF ANY OTHER CONDITIONS AFFECTING THE PROPERTY, BUYER SHALL LOOK SOLELY TO SELLER'S PREDECESSORS OR TO SUCH CONTRACTORS AND CONSULTANTS AS MAY HAVE CONTRACTED FOR WORK IN CONNECTION WITH THE PROPERTY FOR ANY REDRESS OR RELIEF. EXCEPT FOR ANY REPRESENTATIONS AND WARRANTIES OF SELLER PROVIDED HEREIN, UPON THE ASSIGNMENT BY SELLER OR ITS CLAIMS, BUYER RELEASES SELLER OF ALL RIGHTS, EXPRESS OR IMPLIED, BUYER MAY HAVE AGAINST SELLER ARISING OUT OF OR RESULTING FROM ANY ERRORS, OMISSIONS OR DEFECTS IN THE PROPERTY.

        SUBJECT TO THE DELIVERY BY SELLER OF THE INFORMATION DESCRIBED IN
SECTION 5.2(a) HEREOF, TO THE EXTENT IN SELLER'S, SELLER'S PARTNERS OR THE PROPERTY MANAGER'S POSSESSION, BUYER ALSO ACKNOWLEDGES AND AGREES THAT THE PROVISIONS IN THIS CONTRACT FOR INSPECTION AND INVESTIGATION OF THE PROPERTY ARE ADEQUATE TO ENABLE BUYER TO MAKE BUYER'S OWN DETERMINATION WITH RESPECT TO THE MERCHANTABILITY, QUANTITY, QUALITY, CONDITION, AND SUITABILITY OR FITNESS FOR ANY PURPOSE OF THE PROPERTY, INCLUDING, WITHOUT LIMITATION, ITS COMPLIANCE WITH APPLICABLE ENVIRONMENTAL LAWS.

11.7 Time of the Essence. It is agreed by Seller and Buyer that time is of the essence with respect to this Contract.

11.8 Exhibits. The Exhibits referred to in, and attached to, this Contract are incorporated in and made a part of this Contract for all purposes.

11.9 Risk of Loss. Seller shall promptly notify Buyer of any fire or other casualty affecting the Project or of any actual or threatened (to the extent that Seller has current actual knowledge thereof) taking or condemnation of all or any portion of the Project. If between the Effective Date of the Contract and the Closing Date, there occurs:

        (a) damage to the Project caused by fire or other casualty that would cost $500,000 or more to repair or would be likely to result, in Buyer's judgment, in the loss of any Tenant or Tenants representing an aggregate of more than 5% of the total net operating income with respect to the Property; or

        (b) the taking or condemnation of all or a portion of the Project that would materially interfere with the present use of the Project or if any taking or condemnation occurs for which Buyer does not approve the amount of the condemnation award;

        then, Buyer may terminate this Contract by giving written notice to Seller within ten (10) Business Days after Buyer has received notice from Seller. If Buyer does not so timely elect to terminate this Contract, then the Closing shall take place as provided herein and there shall be assigned to Buyer at the Closing all interest of Seller in and to any insurance proceeds (and Seller shall pay to Buyer the amount of any deductible) or condemnation awards payable to Seller on account of that event, less sums that Seller incurs before the Closing to repair any of the damage.

        If between the Effective Date of the Contract and the Closing Date, there occurs:

        (c) damage to the Project caused by fire or other casualty that would cost less than $500,000 to repair or would be likely to result, in Buyer's judgment, in the loss of any Tenant or Tenants representing an aggregate of less than 5% of the total net operating income with respect to the Property; or

        (d) the taking or condemnation of all or a portion of the Project that would not materially interfere with the present use of the Project and Buyer approves of the condemnation award;

        then, Buyer may not terminate this Contract and there shall be assigned to Buyer at the Closing all interest of Seller in and to insurance proceeds (and Seller shall pay to Buyer the amount of any deductible) or condemnation awards payable to Seller on account of that event, less sums that Seller incurs before the Closing to repair any of the damage.

        The provisions of the Section 11.9 shall survive Closing.

11.10 Assignment. This Agreement shall apply to, inure to the benefit of and be binding upon and enforceable against the parties hereto and their respective successors and assigns. No such assignment will release Buyer from any of its obligations hereunder.

11.11 Attorney's Fees. If either party hereto employs an attorney to enforce or defend its rights hereunder, the prevailing party shall be entitled to recover its reasonable attorney's fees.

11.12 Non-Disclosure; Non-Recordation. Neither party shall make public disclosure with respect to this transaction before the Closing except:

        (a) as may be required by law, including without limitation disclosures required under securities laws; and

        (b) to such lenders, attorneys, accountants, partners, directors, officers, employees and representatives of either party or of such party's advisors who need to know such information for the purpose of evaluating and consummating the transaction, including the financing of the transaction; and

        (c)  to present or prospective sources of financing.

        Neither this Contract, nor a memorandum hereof, shall be recorded in any public records.

11.13 Enforceability. If a provision of this Contract is held to be illegal, invalid, or unenforceable under present or future laws effective during this Contract, the legality, validity, and enforceability of the remaining provisions of this Contract shall not be affected thereby, and in lieu of each illegal, invalid or unenforceable provision there shall be added automatically as a part of this Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable.

11.14 Business Day. Notwithstanding any other provision herein, if the Closing Date or the expiration of the Inspection Period, Title Review Period or Cure Period occurs on a day that is not a Business Day, then the Closing Date or the expiration date for such period shall be extended to 4:00 p.m. on the first Business Day following that date.

11.15 Expiration of Offer. If a fully-executed counterpart of this Contract is not received by Seller and Title Company on or before January 24, 1997 as indicated below, the offer contained in this Contract shall be null and void.

11.16 Counterpart Signatures. This Contract may be executed in any number of counterparts, which, when assembled and taken together, is to be regarded as a single agreement.



                            SIGNATURE PAGE FOR
                             CONTRACT OF SALE
                                    SOBC



EXECUTED by Buyer on the         day of January, 1997

                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:  Liberty Property Trust,
                               its sole general partner

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          And

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


EXECUTED by Seller on __ day of January, 1997.

                          SELLER:

                          SOBC ASSOCIATES LLC,
                          a Minnesota limited liability company

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


JOINDER OF SELLER'S PARTNERS


The undersigned partners in Seller agree that the Partnership Interests in Buyer acquired pursuant hereto shall be pledged as security for the performance of the obligations, duties and liabilities of Seller and Varde that survive Closing, provided however, that if no action is commenced with regard to an alleged breach in the performance of said obligations, duties and liabilities of Seller and Varde that survive Closing within one (1) year after Closing, such Partnership Interest shall thereafter be free and clear of any such pledge. The undersigned partners in Seller agree to execute and/or deliver such instruments as Buyer may reasonably request to perfect such pledge.

Dated:  January __, 1997


                          ------------------------------
                          Stewart R. Stender


                          ------------------------------
                          Robert C. Lux





JOINDER OF BROKERS


Brokers have executed this Contract solely for the purposes of evidencing its agreement to the terms of Section 10.1 of this Contract. No consent by Brokers shall be required to amend any other term of this Contract.


Date executed:  January __, 1997

                          CB COMMERCIAL

                          By:
                                 ------------------------------
                          Name:  Tom Holtz
                          Title:
                                 ------------------------------


                          By:
                                 ------------------------------
                          Name:  Jim Leary
                          Title:
                                 ------------------------------


                          By:
                                 ------------------------------
                          Name:  David Ryder
                          Title:
                                 ------------------------------




JOINDER OF TITLE COMPANY



The undersigned has received a counterpart of this Contract, fully
executed by Seller and Buyer, on the       day of January, 1997.




                          COMMONWEALTH LAND TITLE INSURANCE COMPANY


                          By:
                                  ------------------------------
                          Name:
                                  ------------------------------
                          Title:
                                  ------------------------------




EXHIBIT 10.7

                              AMENDMENT
                                 TO
                          CONTRACT OF SALE
                                SOBC


This Amendment (the "Amendment") dated as of the ____ day of March, 1997, is made and entered into by and between SOBC ASSOCIATES LLC, a Minnesota limited liability company ("Seller") and LIBERTY PROPERTY LIMITED
PARTNERSHIP, a Pennsylvania limited partnership or its permitted assigns ("Buyer").

                            WITNESSETH


WHEREAS, Seller and Buyer entered into that Contract of Sale dated January 22, 1997, as amended by Amendment No. 1 thereto dated January 31, 1997 and by letter agreements dated March 7, 1997 and March 13, 1997 (the "Contract") with regard to certain property owned by Seller in Hennepin County, Minnesota; and

WHEREAS, Seller and Buyer have agreed to amend the Contract in order to evidence their agreement to certain changes to the Contract, as provided hereinafter; and

NOW, THEREFORE, in consideration of the foregoing recitals and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

I.Defined Terms. Unless the context otherwise indicates or unless otherwise defined herein, capitalized terms used herein shall have the meanings set forth in the Contract.

2.     Amendments.

        a. Section 3.3, through 3.3(v), of the Agreement is hereby amended in its entirety to read as follows:

             "At Closing the following shall occur:

             (i) Buyer will assume and agree to pay, in accordance with an assumption agreement and a loan amendment (the "Amended Loan Documents") in form and substance reasonably acceptable to Jackson National Life Insurance Company ("Lender") and Buyer, the outstanding principal balance (as shown in a writing from Lender) of that Promissory Note (the "Note") executed by Seller in favor of Lender in the original principal amount of $9,120,000, and with an outstanding principal balance as of the date hereof of approximately $9,040,587.30 and the other loan documents executed in connection therewith (collectively, the "Lender Loan Documents"). Buyer will pay, in addition to the Purchase Price, an assumption fee of 1% of the outstanding principal balance of such loan at closing payable to Lender together with Lender's out-of-pocket costs (all of which shall be determined as of Closing), in connection with such assumption, the Capital Improvement Escrow Account and the Tenant Improvement Escrow Account will be transferred to Buyer without adjustment to the Purchase Price;

             (ii) Buyer will purchase that certain Warrant and Note issued to The Varde Fund III-A, L.P. for an aggregate price of $4,684,191.76; and

             (iii) Buyer will pay adjusted costs (including the closing costs) shown on the attachment to the Closing Statement in the amount of $160,220.94;

             (iv) Buyer shall issue to Seller 56,381 partnership interests in Buyer (the "Partnership Interests"), with each Partnership Interest valued at the lesser of (a) the Average Share Price as of the Closing Date, or (b) $25, and with the number of Partnership Interests rounded to the nearest whole number."

        b. Section 3.5(f)(iii) of the Contract and the Registration Rights Agreement previously approved by Buyer and Seller is hereby amended to increase the permitted weekly trading by Seller from 10% to 20% of the average weekly trading volume for the Shares.

        c. Section 8.2(b)(viii) of the Contract is hereby amended to read:

             "(viii) Assumption of the Note and execution of the Amended Loan Documents."

        d. Section 7.2 of the Contract is hereby amended to add the following new subsection (f):

             "(f)Buyer is satisfied, in its reasonable discretion, with the form and content of the Amended Loan Documents."

        e. Subject to the terms of this Amendment, Buyer has accepted the condition of the Property pursuant to Section 4.6 of the Contract.

3. Full Force and Effect. Seller and Buyer agree that the Contract is in full force and effect and has not been amended, modified or supplemented in any respect, except as provided herein.

4. Governing Law. This Amendment is being executed and delivered and is intended to be performed in the State of Minnesota, and the laws of Minnesota shall govern the validity, construction, enforcement and interpretation of this Amendment, unless otherwise specified herein.

5. Parties Bound. This Amendment is binding on and inures to the benefit of Seller and Buyer, and their respective heirs, executors, administrators, successors and assigns.

6. Counterpart Signatures. This Amendment may be executed in any number of counterparts, which, when assembled and taken together, is to be regarded as a single agreement.



                          SIGNATURE PAGE FOR
                             AMENDMENT NO.
                                  TO
                           CONTRACT OF SALE
                                 SOBC



EXECUTED by Buyer on the         day of March, 1997

                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:  Liberty Property Trust,
                               its sole general partner

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          By:
                               ------------------------------
                          Its:
                               ------------------------------


EXECUTED by Seller on __ day of March, 1997.

                          SELLER:

                          SOBC ASSOCIATES LLC,
                          a Minnesota limited liability company


                          By:
                               ------------------------------
                          Its:
                               ------------------------------




EXHIBIT 10.8

                          AGREEMENT REGARDING
                      PURCHASE OF WARRANT AND NOTE



THIS AGREEMENT is made as of the 21st day of February, 1997, by and between THE VARDE FUND III-A, L.P., a Delaware limited partnership ("Seller") and LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership ("Buyer").

                          W I T N E S S E T H

WHEREAS, Seller is the holder of warrants to acquire 18,000 Class B membership units in SOBC Associates LLC, a Minnesota limited liability company (the "Company"), pursuant to that certain Unit Purchase Warrant dated June 26, 1996 from Company to Seller (the "Unit Purchase Warrant"), which was issued pursuant to that Warrant Agreement, dated June 26, 1996 between Company and Seller (the "Warrant Agreement"; collectively, the Unit Purchase Warrant and the Warrant Agreement are the "Warrant");

WHEREAS, Seller is the holder of a Promissory Note dated June 26, 1996 from Company to Seller in the original principal amount of $2,430,000 (the "Note") and the documents and instruments given as security therefor;

WHEREAS, Buyer and Company have entered into a Contract of Sale dated January 22, 1997 (the "Contract of Sale") with regard to the contribution of the sole asset of Company (the "Property") to Buyer in exchange for partnership interests in Buyer, subject to the prior purchase by Buyer of the Warrant and the Note held by Seller pursuant to the terms of this Agreement; and

WHEREAS, Buyer is purchasing from Seller, the Purchased Interests (as hereinafter defined) in order to facilitate the Company's transfer of the Property to the Buyer in a transaction intended to qualify as a contribution pursuant to Section 721 of the Internal Revenue Code of 1986 and the parties intend to dissolve and liquidate the Company immediately following the purchase of the Property;

WHEREAS, it is the intention of the Buyer and Seller and the parties to the Contract of Sale that Buyer purchase the Purchased Interest only in connection with a Closing on the Contract of Sale, that Buyer have no liability as a member in the Company before or after the Closing on the Contract of Sale and that Buyer's rights and obligations against the Company under the Contract of Sale not be affected or impaired in any manner by Buyer's acquisition of the Purchased Interest; and

WHEREAS, Seller and Buyer are entering into this Agreement to set forth the terms and conditions of the sale of the Purchased Interests by Seller to Buyer.

NOW, THEREFORE, in consideration of the foregoing recitals and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

1.    Defined Terms.

      Assignment of Warrant and Note: The assignment in the form of Exhibit A attached hereto.

      Closing: The consummation of the contribution of the Property by the Company to Buyer in accordance with the Contract of Sale.

      Closing Date:  The date on which the Closing is actually held.

      Company Documents:  The Articles of Organization, Operating
Agreement, Member Control Agreement and Transfer Restriction Agreement of the Company.

      Contract of Sale:  As defined in the recitals hereto.

      Liabilities:  As defined in Section 10 hereof.

      Note:  As defined in the recitals hereto.

      Property:  As defined in the recitals hereto.

      Purchase Price:  As defined in Section 3 hereof.

      Purchased Interest:  The Warrant and the Note.

      Title Company:  Commonwealth Land Title Insurance Company.

      Warrant:  As defined in the recitals hereto.

      Warrant Agreement:  As defined in the recitals hereto.

2.    Agreement of Purchase and Sale.

      (a) On the terms and conditions stated herein, Seller agrees to sell and convey the Purchased Interest to Buyer and Buyer agrees to purchase and acquire the Purchased Interest from Seller on the Closing Date.

      (b) The purchase price of the Purchased Interest shall be the amount which would be distributable to Seller pursuant to the terms of the Warrant and the Company Documents of the Company by reason of a sale of the Property to Buyer on the Closing Date for the purchase price set forth in the Contract of Sale ($15,285,000), subject to the adjustments and prorations required by the Contract of Sale. The Seller and the Company agree that the calculation set forth on Exhibit B accurately sets forth the Purchase Price of the Purchased Interest assuming a Closing on March 20, 1997, without giving effect to the adjustments noted herein.

           The Purchase Price will be adjusted in the event of a change in the Closing Date only in order to reflect the adjustment in the portion of the purchase price payable to the Seller in accordance with the provisions of the Warrant and the Company Documents, which adjustment will not affect the purchase price payable under the Contract of Sale.

      (c)  After giving effect to the sale and purchase under this
Section 2 and the completion of the Closing, Buyer shall be the sole owner of the Warrant and the Note.

3.    Terms and Conditions of Purchase and Sale.

      a. On the Closing Date (i) Seller shall execute and deliver into escrow with the Title Company, at its office in Minneapolis, Minnesota, the Assignment of the Warrant and Note, the Warrant, the Note, assignments of the other documents and contracts given as security therefor and the certificate of Seller required by Section 4 hereof, which documents shall be delivered from escrow to Buyer only upon satisfaction of the conditions precedent set forth in Section 9 hereof and the Buyer's payment of the Purchase Price to Seller in immediately available funds at Closing, and (ii) subject to the satisfaction of the conditions precedent set forth in Section 9 hereof, Buyer shall pay to Seller the Purchase Price in immediately available funds and shall execute and deliver to Seller the acceptance of the Assignment, which deliveries and actions shall be deemed to have occurred simultaneously and to constitute the Closing hereunder.

      b. Seller and Buyer hereby agree that, notwithstanding anything to the contrary herein or in the Warrant, if the transaction contemplated hereby is consummated as provided in this Agreement, Seller shall not be entitled to any share of Company's taxable income or any distributions of cash flow for the period prior to or after the Closing Date, but Seller shall be entitled to receive interest accruing on the Note, as provided therein, for the period to and including the day prior to the Closing Date, but if Seller has not received the Purchase Price by 2:00 p.m on the Closing Date, Seller shall be entitled to interest for the Closing Date.

      c.   Subject to the requirements of the second paragraph of Section
3.2 of the Warrant Agreement, Seller shall assign to Buyer at Closing title to the Purchased Interest free and clear of any lien, claim, option, call, right of first refusal, charge, security interest, encumbrance, restriction on transfer (other than any restriction under the Securities Act of 1933, as amended, or state securities or "blue sky"
laws) or other right of any other party.

4. Representations and Warranties of Seller. Seller hereby represents and warrants to Buyer that, as of the date hereof:

      a. Subject to satisfaction of the requirements of the second paragraph of Section 3.2 of the Warrant Agreement, Seller has full right, power and authority to sell the Purchased Interest to Buyer as provided in this Agreement and to carry out Seller's obligations under this Agreement, and all requisite action necessary to authorize Seller to enter into this Agreement and to carry out Seller's obligations hereunder has been taken;

      b. Subject to satisfaction of the requirements of the second paragraph of Section 3.2 of the Warrant Agreement, Seller is the record and beneficial owner of the Purchased Interest, free and clear of any lien, claim, option, call, right of first refusal, charge, security interest, encumbrance, restriction on transfer (other than any restriction under the Securities Act of 1933, as amended, or state securities or "blue sky" laws) or other right of any other party;

      c.   Seller has not exercised the Warrant in whole or in part.

      d. Seller is not a foreign person under Sections 1445 and 7701 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder;

      e. The outstanding balance of principal on the Note is $2,430,000 as of the date hereof. Accrued interest on the Note has been paid for the period ending December 31, 1996.

      f.   Subject to the requirements of the second paragraph of Section
3.2 of the Warrant Agreement, neither the execution, delivery and performance of this Agreement by Seller, nor the consummation by Seller of the transaction contemplated hereby (i) violates (A) any law, regulation, order, writ, injunction, decree, determination, or award of any court, any governmental department, board, agency or instrumentality, domestic or foreign, or any arbitrator applicable to Seller, (B) the partnership agreement of Seller, or (C) any contract, agreement, instrument, mortgage, note, lease or other arrangement binding on or affecting Seller or the Purchased Interest; (ii) requires any consent, authorization or approval under any contract, agreement, instrument, mortgage, note, lease or other arrangement to which Seller or the Purchased Interest is bound; or (iii) results in the creation or imposition of any encumbrance upon the Purchased Interest.

      g. Any registration, declaration or filing with, or consent, approval, license, permit or other authorization or order by, any governmental or regulatory authority, domestic or foreign, that is required in connection with the valid execution, delivery, acceptance and performance by Seller under this Agreement or the consummation by Seller of the transaction contemplated hereby has been completed, made or obtained on or before the date of this Agreement.

      h. There is no action, suit or proceeding pending or, to the current actual knowledge of Seller, threatened against or affecting Seller or the Purchased Interest, in any court or before or by any governmental department, board, agency or instrumentality, domestic or foreign, or any arbitrator which, if adversely determined, would materially impair Seller's ability to perform its obligations under this Agreement or would have a material adverse effect on the financial condition of Seller.

      i. Except as provided in the Contract of Sale, no broker, finder, or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the transactions hereunder based upon arrangement made by or on behalf of the Seller.

BUYER ACKNOWLEDGES THAT SELLER HAS MADE NO EXPRESSED OR IMPLIED
REPRESENTATIONS OR WARRANTIES WITH RESPECT TO THE PROPERTY AND THAT SELLER SHALL HAVE NO LIABILITY TO BUYER FOR ANY MISREPRESENTATION OR BREACH BY THE COMPANY IN CONNECTION WITH THE CONTRIBUTION OF THE PROPERTY TO THE BUYER PURSUANT TO THE CONTRACT OF SALE.

Seller shall execute and deliver a certificate at Closing as to the correctness of the representations and warranties set forth above as of the Closing Date (and, if any such representation shall not then be correct, of any exceptions thereto.)

5.    Covenants of Seller.

      a. From the date of the execution of this Agreement and until the Closing Date, Seller will not transfer the Warrant or the Note or any portion thereof, exercise the Warrant or create, or permit to be created, any mortgages, security interests, liens, judgments or other encumbrances on the Warrant or the Note in favor of third parties, except with Buyer's written consent in each instance.

      b. From the date of the execution of this Agreement and until the Closing Date, Seller shall advise Buyer of any action, suit or proceeding, litigation, arbitration or administrative hearing before any governmental agency concerning or affecting the Warrant or the Note in any manner that is instituted or threatened in writing and of which Seller has current actual knowledge.

      c. Seller does hereby approve, for the benefit of the Company and the Buyer, the Contract of Sale.

      d. Upon the closing of the transaction contemplated by this Agreement, Seller will transfer title in the Purchased Interest to the Buyer, free and clear of any encumbrance.

6. Survival Beyond Closing. Except to the extent that Buyer has current actual knowledge of any breach at or prior to Closing (which Buyer, by closing the purchase contemplated hereby, shall be deemed to have waived), the representations, warranties and covenants of Seller contained in this Agreement (including, without limitation, Seller's indemnification obligations under Section 10 of this Agreement) shall survive the Closing, provided, however, that (i) any action for Buyer's damages with regard to misrepresentation, or breach of warranty, covenant or agreement of Seller (including, without limitation, any breach of Seller's indemnification obligations under Section 10 of this Agreement) must be brought within three (3) years after Closing or shall forever be barred and (ii) notwithstanding anything herein to the contrary, Seller shall not be liable to Buyer or any Buyer Indemnitee (as hereinafter defined) for, nor shall the Liabilities for which Seller may be liable hereunder include, any costs, liabilities, losses, damages, taxes, penalties, fines and assessments (whether criminal or civil), actions, suits, claims, obligations, injuries, judgments, disbursements and demands of any kind or nature whatsoever related to or arising with respect to the business, opportunities, investments or operations of the Buyer (other than the Property and the loss of value thereto resulting from Seller's misrepresentations or breach of warranties, covenants or agreements), based on, or arising or resulting from the breach of or misstatement of any material fact contained in any representation, warranty, covenant or agreement of Seller.

7. Seller's Knowledge; Authority. The term "Seller's current actual knowledge" as used in this Agreement, means matters of which Seller or Gregory S. McMillan is presently aware at the relevant time, by virtue of Seller's ownership of the Warrant, without undertaking any further investigation or inquiry whatsoever, but does not include matters of which any other person or entity (including, but not limited to, any member of Company) other than Seller or Gregory S. McMillan is or may be aware.

8. Representations and Warranties of Buyer. Buyer hereby represents and warrants to Seller that, as of the date hereof and as of the Closing Date,

      a. Buyer has the full right, power and authority to purchase the Warrant and the Note from Seller as provided in this Agreement and to carry out Buyer's obligations under this Agreement, and all requisite action necessary to authorize Buyer to enter into this Agreement and to carry out Buyer's obligations hereunder has been taken;

      b. Buyer has and shall rely solely on its own investigation in consummating this transaction and, except for express representations and warranties of Seller contained herein, Buyer has not relied on any representation, warranty or assurance, expressed or implied of Seller; and

      c. Buyer is an "accredited investor" within the meaning of Regulation D promulgated under the Securities Act.

9.    Conditions Precedent to Seller's and Buyer's Performance.

      a. Performance by Seller. Seller is not obligated to perform under this Agreement unless:

             i. Buyer has performed all obligations and agreements performable by Buyer on or before Closing;

             ii. Buyer is simultaneously closing on the Contract of Sale; and

             iii. all representations and warranties of Buyer are true and correct in all material respects as of the Closing Date.

        b. Performance by Buyer. Buyer is not obligated to perform under this Agreement unless:

             i. Seller has performed all obligations and agreements performable by Seller on or before Closing;

             ii. all representations and warranties of Seller are true and correct in all material respects as of the Closing Date;

             iii. Company is simultaneously closing on the Contract of Sale;

             iv. There shall have been no order, nor any preliminary or permanent injunction, entered in any action or proceeding before any United States federal or state court, or any foreign court of competent jurisdiction or governmental authority (which has jurisdiction over the enforcement of any applicable laws) making illegal or prohibiting the consummation of the transaction hereunder;

             v. The Buyer shall have received an opinion of counsel to Seller as to the execution, delivery and enforceability of this Agreement and the documents executed by Seller in connection herewith, in substantially the form attached hereto as Exhibit C;

             vi. Buyer shall have received the following in form and substance reasonably satisfactory to it:

                    (1) a Certificate of Limited Partnership of Seller, certified by the Secretary of State of Delaware;

                    (2) a Resolution (certified by the general partner of Seller) and such other documents and evidence with respect to the Seller as the Buyer or its counsel may reasonably request in order to establish the authority of Seller to consummate the transactions contemplated by this Agreement and the other documents to which Seller is a party, the taking of all necessary action in connection therewith and the compliance with the conditions herein or therein set forth;

                    (3) a Certificate of Seller as to the person or persons authorized to execute and deliver this Agreement and the other documents to which Seller is a party, and any other documents executed on behalf of Seller and in connection with the transactions contemplated hereby and thereby and as to the genuineness of the signature(s) of such person or persons; and

                    (4) a Good Standing Certificate for Seller and the Company dated within five (5) days of the Closing Date.

             v. Buyer shall have received from Seller each of the documents referred to in Section 3.a hereof and a receipt for the Purchase Price.

10.    Indemnification.

       a. For purposes of this Section 10, "Liabilities" shall mean any and all costs, liabilities, losses, damages, taxes, penalties, fines, and assessments (whether criminal or civil), actions, suits, claims, obligations, injuries, judgments, disbursements and demands of any kind or nature whatsoever and except as otherwise expressly provided in this
Section 10, shall include all reasonable out-of-pocket costs, disbursements and expenses actually incurred (including reasonable consultant, expert and attorneys' fees and expenses and costs of investigation, except as otherwise expressly provided herein).

        b. For purposes of this Section, a "Buyer Indemnitee" shall mean the Buyer, its successors and permitted assigns and any of their shareholders, officers, directors, employees, agents and representatives.

        c. Without limiting any other rights which a Buyer Indemnitee may have hereunder or under applicable law, but subject to the limitations in Section 6 hereof, Seller hereby agrees to defend, indemnify and hold harmless each Buyer Indemnitee from and against all Liabilities that may at any time be incurred by, imposed on or asserted against such Buyer Indemnitee, directly or indirectly based on, or arising or resulting from the breach of, or misstatement of any material fact contained in any representation, warranty or agreement of Seller contained in this Agreement (the "Indemnified Buyer Liability").

        d. Any Buyer Indemnitee shall promptly notify Seller of the commencement of any action, suit or proceeding with respect to an Indemnified Buyer Liability or the assertion of any Indemnified Buyer Liability, in each case as to which indemnification is sought; provided, that the failure to provide such notice shall not release Seller from any of its obligations to indemnify hereunder to the extent that such failure does not materially prejudice the rights of Seller in its ability to defend such Indemnified Buyer Liability. Seller shall, at its own expense, assume or cause to be assumed the defense of any such Indemnified Buyer Liability within thirty (30) days after the affected Buyer Indemnitee shall have notified Seller thereof. Such Buyer Indemnitee, upon reasonable notice by Seller or the person assuming the defense shall consult from time to time with respect to such Indemnified Buyer and shall provide Seller or the person assuming the defense with any documents or other items or access to any witness which Seller or the person assuming the defense deems in its reasonable judgment to be necessary in connection with the defense of such Indemnified Buyer Liability, and Seller shall pay or reimburse or cause to be paid or reimburse, any reasonable out-of-pocket costs therefor. Such Buyer Indemnitee may participate in the defense of any such Indemnified Buyer Liability and employ separate counsel, at its own expense, unless such Buyer Indemnitee shall have reasonably determined that counsel selected by Seller or such person has a conflict of interest because of the availability of different or additional defenses to such Buyer Indemnitee, in which case Seller shall pay or cause to be paid the costs and expenses of counsel employed by such Buyer Indemnitee. Seller and its insurers may, in their sole discretion, defend, settle or compromise any such action, suit or proceeding; provided, that Seller and its insurers shall be liable in respect of all Indemnified Buyer Liabilities relating thereto (whether by payment of any judgment, settlement, amount or indemnity hereunder) and no settlement shall be entered into unless such Buyer Indemnitee is fully released or discharged from all such Indemnified Investor Liabilities. Participation by any such Buyer Indemnitee in any such action, suit or claim shall not constitute a waiver of the Indemnification provided in this Section 10. Nothing contained in this Section 10 shall be deemed to require the Buyer Indemnitee to contest any Indemnified Buyer Liability or to assume responsibility for or control of any judicial proceeding with respect thereto.

        e. No Buyer Indemnitee shall enter into a settlement or other compromise with respect to any Indemnified Buyer Liability without the prior written consent of Seller, which consent shall not be unreasonably withheld, unless the Buyer Indemnitee waives its rights to be indemnified with respect to such Indemnified Buyer Liability under this Section 10.

11. Further Assurances. Seller, upon reasonable request of Buyer, shall execute and deliver such further instruments and do or cause to be done such further acts as may be necessary to effectuate and confirm the assignment of the Warrant, the Note and all documents and contracts given as security therefor.

12. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

13. Termination. This Agreement may be terminated at any time prior to the Closing Date by the mutual written consent of the parties to this Agreement. This Agreement shall terminate automatically, without the need for any further writing by or between the parties hereto, if the Contract of Sale is terminated for any reason. This Agreement shall also terminate automatically, without the need for any further writing by or between the parties hereto, if the Closing Date does not occur on or before April 4, 1997, unless extended by written agreement of the parties hereto.

14. Specific Performance. The parties hereto agree and acknowledge that money damages are not an adequate remedy for any breach of the provisions of this Agreement and that any party may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief in order to enforce or prevent any violations of the provisions of this Agreement.

15. Amendments. This Agreement may not be amended or terminated orally, but only by an instrument in writing duly executed by the parties hereto.

16. Counterparts. This Agreement may be executed in any number of counterparts and by the different parties on separate counterparts, and each such counterpart shall be deemed to be an original but all such counterparts shall together constitute one and the same Agreement.

17. Liability of Buyer. Seller is not a member of the Company and, effective on and after the Closing Date, has no right to claim that:

       a. It is entitled to contribution or indemnification from Buyer for any claim made by Buyer against the Company under the Contract of Sale or under any of the closing documents executed by the Company thereunder;

       b. Buyer's rights and obligations against the Company have been affected or impaired in any manner by Buyer's acquisition of the Purchased Interest hereunder; or

       c. Buyer is liable for the obligations of the Company under the Contract of Sale, or that the current members of the Company (Robert C. Lux and Stewart R. Stender) are not liable for such obligations if and to the extent such members have liability therefor under applicable law.


                          SIGNATURE PAGE
                                TO
                        AGREEMENT REGARDING
                    PURCHASE OF WARRANT AND NOTE


                          SELLER:

                          THE VARDE FUND III-A, L.P.,
                          a Delaware limited partnership

                          By:  Varde Partners, L.P. its general partner

                          By:  Varde Partners, Inc., its general partner

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:  Liberty Property Trust,
                               its sole general partner

                          By:
                               ------------------------------
                          Its:
                               ------------------------------

                          And

                          By:
                               ------------------------------
                          Its:
                               ------------------------------




The undersigned, the members of the Company, do hereby consent to the transfer of the Purchased Interest to Buyer in accordance with this Agreement, subject to the terms and conditions of this Agreement and subject to Seller's and Buyer's compliance with the second paragraph of
Section 3.2 of the Warrant Agreement.


                          ------------------------------
                          Robert C. Lux


                          ------------------------------
                          Stewart R. Stender


JOINDER


The undersigned agree that the Partnership Interests in Liberty Property Limited Partnership acquired pursuant to the Contract of Sale, pursuant to the Contract of Sale dated January 22, 1997 between Buyer and SOBC Associates LLC, pursuant to the Contract of Sale dated January 22, 1997 between Buyer and NWBC Associates Limited Partnership and pursuant to that Apex Agreement of even date herewith shall be pledged as security for the performance of the obligations, duties and liabilities of the VARDE FUND III-A, L.P. ("Varde") pursuant to the Agreement Regarding Purchase of Warrant and Note that survive Closing, provided, however, that if no action is commenced with regard to an alleged breach in the performance of said obligations, duties and liabilities of Varde that survive Closing within one (1) year after Closing, such Partnership Interests shall thereafter be free and clear of any such pledge. The undersigned parties agree to execute and/or deliver such instruments as Buyer may reasonably request to perfect such pledge.

Dated:  February __, 1997.



                          ------------------------------
                          Stewart R. Stender


                          ------------------------------
                          Robert C. Lux


                          330 ASSOCIATES, INC.


                          By:
                              ------------------------------
                          Its:
                              ------------------------------


                          APEX ASSET MANAGEMENT CORPORATION

                          By:
                              ------------------------------
                          Its:
                              ------------------------------


                          NWBC ASSOCIATES, INC.


                          By:
                              ------------------------------
                          Its:
                              ------------------------------



EXHIBIT 10.9

                          AGREEMENT REGARDING
                    PURCHASE OF PARTNERSHIP INTERESTS



THIS AGREEMENT is made as of the __ day of February, 1997, by and between CROSSTOWN ASSET CORP. I, a Delaware corporation ("Seller") and LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership
("Buyer").

                          W I T N E S S E T H:

WHEREAS, Seller is a limited partner in 330 Associates Limited
Partnership, a Minnesota limited partnership (the "Partnership"), pursuant to that certain Agreement of Limited Partnership Agreement dated as of April 13, 1994 (the "Partnership Agreement");

WHEREAS, Buyer and the Partnership have entered into a Contract of Sale dated January 22, 1997 (the "Contract of Sale") with regard to the contribution of the sole asset of Partnership (the "Property") to the Buyer in exchange for partnership interests in Buyer, subject to the prior purchase by Buyer of the Purchased Interest (as hereinafter defined) of Seller in the Partnership pursuant to the terms of this Agreement;

WHEREAS, Buyer is purchasing from Seller the Purchased Interest in order to facilitate the Partnership's transfer of the Property by the Partnership to Buyer in a transaction intended to qualify as a contribution pursuant to Section 721 of the Internal Revenue Code of 1986 and the parties intend to dissolve and liquidate the Partnership immediately following the purchase of the Property pursuant to an Amended Partnership Agreement (the "Amended Partnership Agreement");

WHEREAS, it is the intention of the Buyer and Seller and the parties to the Contract of Sale that Buyer purchase the Purchased Interest only in connection with a Closing on the Contract of Sale, that Buyer have no liability as a partner in the Partnership before or after the Closing on the Contract of Sale and that Buyer's rights and obligations against the Partnership under the Contract of Sale not be affected or impaired in any manner by Buyer's acquisition of the Purchased Interest; and

WHEREAS, Seller and Buyer are entering into this Agreement to set forth the terms and conditions of the sale by the Seller to Buyer of the Purchased Interests of Seller in the Partnership.

NOW, THEREFORE, in consideration of the foregoing recitals and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

1.     Defined Terms.

        Amended Partnership Agreement: An amendment to the Partnership Agreement to be executed at Closing by Buyer and the other remaining partners in the Partnership in order to dissolve and liquidate the Partnership following Closing and signed by Seller acknowledging the assignment of the Purchased Interest to Buyer.

        Assignment of Partnership Interest: The assignment in the form of Exhibit A attached hereto.

        Closing: The consummation of the contribution of the Property by the Partnership to Buyer in accordance with the Contract of Sale.

        Closing Date:  The date on which the Closing is actually held.

        Contract of Sale:  As defined in the recitals hereto.

        Liabilities:  As defined in Section 10 hereof.

        Partnership Agreement:  As defined in the recitals hereto.

        Property:  As defined in the recitals hereto.

        Purchase Price:  As defined in Section 2 hereof.

        Purchased Interest:  As defined in Section 2 hereof.

        Title Company:  Commonwealth Land Title Insurance Company.

2.     Agreement of Purchase and Sale.

        a. On the terms and conditions stated herein and in the Partnership Agreement, Seller agrees to sell and convey the Purchased Interest to Buyer and Buyer agrees to purchase and acquire the Purchased Interest from Seller on the Closing Date. The term "Purchased Interest" shall mean a limited partnership interest in the Partnership in an amount equal to the Percentage Interest set forth opposite the Seller's name on Exhibit A to the Partnership Agreement.

        b. The purchase price of the Purchased Interest shall be the amount which would be distributable to Seller pursuant to the terms of the Partnership Agreement of the Partnership by reason of a sale of the Property to Buyer on the Closing Date for the purchase price set forth in the Contract of Sale ($12,478,087), subject to the adjustments and prorations required by the Contract of Sale and subject to increase by any Earn Out Amount (as defined in the Contract of Sale) payable to the Partnership on the Closing Date, but without adjustment for any Earn Out Amount (as defined in the Contract of Sale) payable subsequent to the Closing Date. Buyer and Seller agree that the Earn Out Amount payable subsequent to the Closing Date will be paid to 330 Associates, Inc., as agent for the current partners of the Partnership (including Seller), pursuant to the Contract of Sale and not in accordance with this Agreement and that Seller shall retain an interest in any Earn Out Amount paid after Closing pursuant to a separate agreement with 330 Associates, Inc. Buyer shall have no interest in any Earn Out Amount payable after Closing pursuant to the Contract of Sale. The Seller and the Partnership agree that the calculation set forth on Exhibit B attached hereto accurately sets forth the Purchase Price of the Purchased Interest assuming a Closing on March 20, 1997, without giving effect to the adjustments and prorations noted herein.

             The Purchase Price will be adjusted in the event of a change in the Closing Date only in order to reflect the adjustment in the portion of the purchase price payable to the Seller hereunder in accordance with provisions of the Partnership Agreement, which adjustment will not affect the purchase price payable under the Contract of Sale.

        c. After giving effect to the sale and purchase under this
Section 2 and the completion of the Closing, Buyer shall be a substituted Limited Partner in the Partnership pursuant to the terms of the Amended Partnership Agreement, holding the initial Percentage Interest in the Partnership as set forth opposite Seller's name on Exhibit A to the Partnership Agreement.

3.     Terms and Conditions of Purchase and Sale.

        a. On the Closing Date (i) Seller shall execute and deliver into escrow with the Title Company, at its office in Minneapolis, Minnesota, the Assignment of the Purchased Interest and the certificate of Seller required by Section 4 hereof, which documents shall be delivered from escrow to Buyer only upon satisfaction of the conditions precedent set forth in Section 9 hereof, and the Buyer's payment of the Purchase Price to Seller in immediately available funds at Closing, and (ii) subject to the satisfaction of the conditions precedent set forth in Section 9 hereof, Buyer shall pay to Seller the Purchase Price in immediately available funds and shall execute and deliver to Seller the acceptance of the Assignment, which deliveries and actions shall be deemed to have occurred simultaneously and to constitute the closing hereunder.

        b. Seller and Buyer hereby agree that, notwithstanding anything to the contrary herein or in the Partnership Agreement, the distributive share of the Partnership's taxable income, tax losses allocable to the Purchased Interest and distributions shall be allocated to Seller for the period prior to the Closing Date, based on a closing of the Partnership's books on the Closing Date.

        c. Subject to the requirements of Section 7.3 of the Partnership Agreement, Seller shall assign to Buyer at Closing title to the Purchased Interests, free and clear of any lien, claim, option, call, right of first refusal, charge, security interest, encumbrance, restriction on transfer (other than any restriction under the Securities Act of 1933, as amended, or state securities or "blue sky" laws) or other right of any other party.

4. Representations and Warranties of Seller. Seller hereby represents and warrants to Buyer that, as of the date hereof:

        a. Subject to the requirements of Section 7.3 of the Partnership Agreement, Seller has full right, power and authority to sell the Purchased Interest to Buyer as provided in this Agreement and to carry out Seller's obligations under this Agreement, and all requisite action necessary to authorize Seller to enter into this Agreement and to carry out Seller's obligations hereunder has been taken;

        b. Seller has a 90% interest, as a limited partner, in the Partnership, in the Partnership and in all capital relating thereto and in all profits and losses therein;

        c. Subject to the requirements of Section 7.3 of the Partnership Agreement, Seller is the record and beneficial owner of the Purchased Interest, free and clear of any lien, claim, option, warrants, contracts, call, right of first refusal, charge, security interest, encumbrance, restriction on transfer (other than any restriction under the Securities Act of 1933, as amended, or state securities or "blue sky" laws) or other right of any other party;

        d. Seller is not a foreign person under Sections 1445 and 7701 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder;

        e. Subject to the requirements of Section 7.3 of the Partnership Agreement, neither the execution, delivery and performance of this Agreement by Seller, nor the consummation by Seller of the transaction contemplated hereby (i) violates (A) any law, regulation, order, writ, injunction, decree, determination, or award of any court, any governmental department, board, agency, or instrumentality, domestic or foreign, or any arbitrator applicable to Seller, (B) the certificate of incorporation or bylaws of Seller, or (C) any contract, agreement, instrument, mortgage, note, lease or other arrangement binding on or affecting Seller or the Purchased Interest; (ii) requires any consent, authorization or approval under any contract, agreement, instrument, mortgage, note, lease or other arrangement to which Seller or the Purchased Interest is bound; or (iii) results in the creation or imposition of any encumbrance upon the Purchased Interest.

        f. Any registration, declaration or filing with, or consent, approval, license, permit, or other authorization or order by, any governmental or regulatory authority, domestic or foreign, that is required in connection with the valid execution, delivery, acceptance and performance by Seller under this Agreement or the consummation by Seller of the transaction contemplated hereby has been completed, made or obtained on or before the date of this Agreement.

        g. There is no action, suit, or proceeding pending or, to the current actual knowledge of Seller, threatened against or affecting Seller or the Purchased Interest, in any court or before or by any governmental department, board, agency or instrumentality, domestic or foreign, or any arbitrator which, if adversely determined, would materially impair Seller's ability to perform its obligations under this Agreement or would have a material adverse effect on the financial condition of Seller.

        h. Except as provided in the Contract of Sale, no broker, finder, or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the transactions hereunder based upon any arrangement made by or on behalf of the Seller.

        BUYER ACKNOWLEDGES THAT SELLER HAS MADE NO EXPRESSED OR IMPLIED REPRESENTATIONS OR WARRANTIES WITH RESPECT TO THE PROPERTY.

        Seller shall execute and deliver a certificate at Closing as to the correctness of the representations and warranties set forth above as of the Closing Date and, if any such representation shall not then be correct, of any exceptions thereto.

5.     Covenants of Seller.

        a. From the date of the execution of this Agreement and until the Closing Date, Seller will not transfer the Purchased Interest or any portion thereof or create, or permit to be created, any mortgages, security interests, liens, judgments or other encumbrances on the Purchased Interest in favor of third parties, except with Buyer's written consent in each instance.

        b. From the date of the execution of this Agreement and until the Closing Date, Seller shall advise Buyer of any action, suit or proceeding, litigation, arbitration or administrative hearing before any governmental agency concerning or affecting the Purchased Interest in any manner that is instituted or threatened in writing and of which Seller has current actual knowledge.

        c. Seller does hereby approve, for the benefit of the Partnership and Buyer, the Contract of Sale.

        d. Upon the closing of the transaction contemplated by this Agreement, Seller will transfer title in the Purchased Interest to Buyer, free and clear of any encumbrance, and the Purchased Interest shall constitute a 90% Percentage Interest in the Partnership.

6. Survival Beyond Closing. Except to the extent that Buyer has current actual knowledge of any breach at or prior to Closing (which Buyer, by closing the purchase contemplated hereby, shall be deemed to have waived), the representations, warranties and covenants of Seller contained in this Agreement (including, without limitation, Seller's indemnification obligations under Section 10 of this Agreement) shall survive the Closing, provided, however, that (i) any action for Buyer's damages with regard to an alleged breach or misstatement of any such representation, warranty, covenant or agreement of Seller (including, without limitation, any breach of Seller's indemnification obligations under Section 10 of this Agreement) must be brought within three (3) years after Closing or shall forever be barred and (ii) notwithstanding anything herein to the contrary, Seller shall not be liable to Buyer or any Buyer Indemnitee (as hereinafter defined) for, nor shall the Liabilities for which Seller may be liable hereunder include, any costs, liabilities, losses, damages, taxes, penalties, fines and assessments (whether criminal or civil), actions, suits, claims, obligations, injuries, judgments, disbursements and demands of any kind or nature whatsoever related to or arising with respect to the business or operations of the Buyer (other than the Property and the loss of value thereto resulting from a breach or misstatement of Seller's representations, warranties, covenants or agreements), based on, or arising or resulting from the breach of or misstatement of any material fact contained in any representation, warranty, covenant or agreement of Seller.

7. Seller's Knowledge; Authority. The term "Seller's current actual knowledge" as used in this Agreement, means matters of which Seller or Timothy Clark is presently aware at the relevant time, by virtue of Seller's ownership of the Partnership Interest, without undertaking any further investigation or inquiry whatsoever, but does not include matters of which any other person or entity (including, but not limited to, any general or limited partner of the Partnership other than Seller) other than Seller or Timothy Clark is or may be aware.

8. Representations and Warranties of Buyer. Buyer hereby represents and warrants to Seller that, as of the date hereof and as of the Closing Date,

        a. Buyer has the full right, power and authority to purchase the Partnership Interest from Seller as provided in this Agreement and to carry out Buyer's obligations under this Agreement, and all requisite action necessary to authorize Buyer to enter into this Agreement and to carry out Buyer's obligations hereunder has been taken;

        b. Buyer has and shall rely solely on its own investigation in consummating this transaction and, except for express representations and warranties of Seller contained herein, Buyer has not relied on any representation, warranty or assurance, expressed or implied of Seller; and

        c. Buyer is an "accredited investor" within the meaning of Regulation D promulgated under the Securities Act.

9.     Conditions Precedent to Seller's and Buyer's Performance.

        a. Performance by Seller. Seller is not obligated to perform under this Contract unless:

             i. Buyer has performed all obligations and agreements performable by Buyer on or before Closing;

             ii. Buyer is simultaneously closing on the Contract of Sale; and

             iii. all representations and warranties of Buyer are true and correct in all material respects as of the Closing Date.

        b. Performance by Buyer. Buyer is not obligated to perform under this Contract unless:

             i. Seller has performed all obligations and agreements performable by Seller on or before Closing;

             ii. all representations and warranties of Seller are true and correct in all material respects as of the Closing Date;

             iii. the Partnership is simultaneously closing on the Contract of Sale;

             iv. there shall have been no order, or any preliminary or permanent injunction, entered in any action or proceeding before any United States federal or state court or any foreign court of competent jurisdiction or governmental authority (which has jurisdiction over the enforcement of any applicable laws) making illegal or prohibiting the consummation of the transaction hereunder;

             v. each of the partners of the Partnership shall have duly executed the Amended Partnership Agreement;

             vi. Buyer shall have received a true, correct and complete copy of the Partnership Agreement and all amendments thereto, if any, certified as true, current and complete by the general partner of the Partnership;

             vii. Buyer shall have received an opinion of in-house counsel to Seller as to the execution, delivery and enforceability of this Agreement and the documents executed by Seller in connection herewith, in substantially the form attached hereto as Exhibit C;

             viii. Buyer shall have received the following in form and substance reasonably satisfactory to it:

                    (1) a Certificate of Incorporation of Seller, certified by the Secretary of State of Delaware;

                    (2) a Resolution (certified by the Secretary or an Assistant Secretary of Seller) and such other documents and evidence with respect to the Seller as the Buyer or its counsel may reasonably request in order to establish the authority of Seller to consummate the transactions contemplated by this Agreement and the other documents to which Seller is a party, the taking of all necessary action in connection therewith and the compliance with the conditions herein or therein set forth;

                    (3) a Certificate of Seller as to the person or persons authorized to execute and deliver this Agreement and the other documents to which Seller is a party, and any other documents executed on behalf of Seller and in connection with the transactions contemplated hereby and thereby and as to the genuineness of the signature(s) of such person or persons; and

                    (4) a Good Standing Certificate for Seller and the Partnership dated within five (5) days of the Closing Date.

             ix. Buyer shall have received from Seller each of the documents referred to in Section 3.a hereof and a receipt for the Purchase Price.

10.     Indemnification.

        a. For purposes of this Section 10, "Liabilities" shall mean any and all costs, liabilities, losses, damages, taxes, penalties, fines, and assessments (whether criminal or civil), actions, suits, claims, obligations, injuries, judgments, disbursements and demands of any kind or nature whatsoever and except as otherwise expressly provided in this
Section 10, shall include all reasonable out-of-pocket costs, disbursements and expenses actually incurred (including reasonable consultant, expert and attorneys' fees and expenses and costs of investigation, except as otherwise expressly provided herein).

        b. For purposes of this Section, a "Buyer Indemnitee" shall mean the Buyer, its successors and permitted assigns and any of their shareholders, officers, directors, employees, agents and representatives.

        c. Without limiting any other rights which a Buyer Indemnitee may have hereunder or under applicable law, but subject to the limitations in Section 6 hereof, Seller hereby agrees to defend, indemnify and hold harmless each Buyer Indemnitee from and against all Liabilities that may at any time be incurred by, imposed on or asserted against such Buyer Indemnitee, directly or indirectly based on, or arising or resulting from the breach of, or misstatement of any material fact contained in any representation, warranty or agreement of Seller contained in this Agreement (the "Indemnified Buyer Liability").

        d. Any Buyer Indemnitee shall promptly notify Seller of the commencement of any action, suit or proceeding with respect to an Indemnified Buyer Liability or the assertion of any Indemnified Buyer Liability, in each case as to which indemnification is sought; provided, that the failure to provide such notice shall not release Seller from any of its obligations to indemnify hereunder to the extent that such failure does not materially prejudice the rights of Seller in its ability to defend such Indemnified Buyer Liability. Seller shall, at its own expense, assume or cause to be assumed the defense of any such Indemnified Buyer Liability within thirty (30) days after the affected Buyer Indemnitee shall have notified Seller thereof. Such Buyer Indemnitee, upon reasonable notice by Seller or the person assuming the defense shall consult from time to time with respect to such Indemnified Buyer and shall provide Seller or the person assuming the defense with any documents or other items or access to any witness which Seller or the person assuming the defense deems in its reasonable judgment to be necessary in connection with the defense of such Indemnified Buyer Liability, and Seller shall pay or reimburse or cause to be paid or reimburse, any reasonable out-of-pocket costs therefor. Such Buyer Indemnitee may participate in the defense of any such Indemnified Buyer Liability and employ separate counsel, at its own expense, unless such Buyer Indemnitee shall have reasonably determined that counsel selected by Seller or such person has a conflict of interest because of the availability of different or additional defenses to such Buyer Indemnitee, in which case Seller shall pay or cause to be paid the costs and expenses of counsel employed by such Buyer Indemnitee. Seller and its insurers may, in their sole discretion, defend, settle or compromise any such action, suit or proceeding; provided, that Seller and its insurers shall be liable in respect of all Indemnified Buyer Liabilities relating thereto (whether by payment of any judgment, settlement, amount or indemnity hereunder) and no settlement shall be entered into unless such Buyer Indemnitee is fully released or discharged from all such Indemnified Investor Liabilities. Participation by any such Buyer Indemnitee in any such action, suit or claim shall not constitute a waiver of the Indemnification provided in this Section 10. Nothing contained in this Section 10 shall be deemed to require the Buyer Indemnitee to contest any Indemnified Buyer Liability or to assume responsibility for or control of any judicial proceeding with respect thereto.

        e. No Buyer Indemnitee shall enter into a settlement or other compromise with respect to any Indemnified Buyer Liability without the prior written consent of Seller, which consent shall not be unreasonably withheld, unless the Buyer Indemnitee waives its rights to be indemnified with respect to such Indemnified Buyer Liability under this Section 10.

11. Further Assurances. Seller, upon reasonable request of Buyer, shall execute and deliver such further instruments and do or cause to be done such further acts as may be necessary to effectuate and confirm the assignment of the Purchased Interest. In addition, Seller and Buyer agree to cooperate to take all such actions as shall be necessary to reflect the substitution of Buyer in place of Seller as a limited partner in the Partnership.

12. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

13. Termination. This Agreement may be terminated at any time prior to the Closing Date by the mutual written consent of the parties to this Agreement. This Agreement shall terminate automatically, without the need for any further writing by or between the parties hereto, if the Contract of Sale is terminated for any reason. This Agreement shall also terminate automatically, without the need for any further writing by or between the parties hereto, if the Closing Date does not occur on or before April 4, 1997, unless extended by written agreement of the parties hereto.

14. Specific Performance. The parties hereto agree and acknowledge that money damages are not an adequate remedy for any breach of the provisions of this Agreement and that any party may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief in order to enforce or prevent any violations of the provisions of this Agreement.

15. Amendments. This Agreement may not be amended or terminated orally, but only by an instrument in writing duly executed by the parties hereto.

16. Counterparts. This Agreement may be executed in any number of counterparts and by the different parties on separate counterparts, and each such counterpart shall be deemed to be an original but all such counterparts shall together constitute one and the same Agreement.

17. Liability of Buyer. Notwithstanding anything herein to the contrary and notwithstanding Buyer's purchase of the Purchased Interest, Seller hereby acknowledges and agrees that:

        a. Buyer shall not be subject to any claims of contribution or indemnification from Seller for any claim made by Buyer against the Partnership under the Contract of Sale or under any of the closing documents executed by the Partnership thereunder;

        b. Buyer's rights and obligations against the Partnership shall not be affected or impaired in any manner by Buyer's acquisition of the Purchased Interest hereunder; and

        c. The current partners in the Partnership (330 Associates, Inc., Robert C. Lux, Stewart R. Stender and Seller), and not Buyer, shall be liable for the obligations of the Partnership under the Contract of Sale, if and to the extent such partners have liability therefor under applicable law, but Crosstown is not, by this Section 17, agreeing to assume any personal liability for the obligations of the Partnership under the Contract of Sale.



                          SIGNATURE PAGE
                                TO
                       AGREEMENT REGARDING
               PURCHASE OF PARTNERSHIP INTERESTS


                          SELLER:

                          CROSSTOWN ASSET CORP. I., a Delaware
corporation


                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          BUYER:

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:  Liberty Property Trust,
                               its sole general partner

                          By:
                               ------------------------------
                          Its:
                               ------------------------------

                          And

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          SIGNATURE PAGE
                                TO
                       AGREEMENT REGARDING
                  PURCHASE OF PARTNERSHIP INTERESTS


The undersigned, the general and limited partners of the Partnership other than Seller, do hereby consent to the transfer of the Purchased Interest to Buyer in accordance with this Agreement, subject to the terms and conditions of this Agreement and subject to Seller's and Buyer's compliance with Section 7.5 of the Partnership Agreement.



                          ------------------------------
                          Robert C. Lux



                          ------------------------------
                          Stewart R. Stender


                          330 Associates, Inc.

                          By:
                               ------------------------------
                          Its:
                               ------------------------------



JOINDER


The undersigned agree that the Partnership Interests in Liberty Property Limited Partnership acquired pursuant to the Contract of Sale, pursuant to the Contract of Sale dated January 22, 1997 between Buyer and SOBC Associates LLC, pursuant to the Contract of Sale dated January 22, 1997 between Buyer and NWBC Associates Limited Partnership and pursuant to that Apex Agreement of even date herewith shall be pledged as security for the performance of the obligations, duties and liabilities of Crosstown Asset Corp. I ("Crosstown") pursuant to the Agreement Regarding Purchase of Partnership Interest that survive Closing, provided, however, that if no action is commenced with regard to an alleged breach in the performance of said obligations, duties and liabilities of Crosstown that survive Closing within one (1) year after Closing, such Partnership Interests shall thereafter be free and clear of any such pledge. The undersigned parties agree to execute and/or deliver such instruments as Buyer may reasonably request to perfect such pledge.

Dated February __, 1997.



                          ------------------------------
                          Stewart R. Stender


                          ------------------------------
                          Robert C. Lux



                          330 ASSOCIATES, INC.

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          APEX ASSET MANAGEMENT CORPORATION

                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          NWBC ASSOCIATES, INC.


                          By:
                               ------------------------------
                          Its:
                               ------------------------------



EXHIBIT 10.10

                  CONTRIBUTION AND ACQUISITION AGREEMENT

                              by and among

                        THE LIBERTY CORPORATION

                  and the CONTRIBUTORS (defined within)

                                 and

                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                      and LIBERTY PROPERTY TRUST


                           TABLE OF CONTENTS


                                                              PAGE
                                                              ----
ARTICLE I....................................................    2
DEFINITIONS..................................................    2
  1.01 Definitions...........................................    2
ARTICLE II...................................................    8
CONTRIBUTION OF THE CONTRIBUTED BUSINESS RENTAL PROPERTIES;
  SALE OF THE DEFERRED PROPERTIES............................    8
  2.01 Contribution of the Contributed Business Rental
       Properties............................................    8
  2.02 Contribution Consideration............................    8
  2.03 Manner of Payment of Contribution Consideration.......    8
  2.04 Purchase and Sale of the Deferred Properties..........    9
  2.05 Purchase Price........................................    9
  2.06 Manner of Payment of the Deferred Price...............    9
ARTICLE III - PURCHASE AND SALE OF THE UNDEVELOPED
  BUSINESS PROPERTIES........................................    9
  3.01 Agreement to Sell and Purchase........................    9
  3.02 Land Purchase Price; Timing of Land Closings..........    9
  3.03 Absolute Obligation to Pay Land Purchase Price........   11
ARTICLE IV - CLOSING; THE LAND CLOSING.......................   12
  4.01 Closing...............................................   12
  4.02 Transactions to Occur at the Initial Closing and the
       the Second Closing....................................   12
  4.03 Apportionments........................................   16
  4.04 Transactions to Occur at the Land Closings............   19
ARTICLE V - TITLE AND RELATED MATTERS........................   20
  5.01 Condition of Title....................................   20
  5.02 Inability to Convey...................................   21
  5.03 UCC Searches..........................................   21
  5.04 Survey ...............................................   21
ARTICLE VI - POSSESSION; AGREEMENTS AND LEASES...............   22
  6.01 Possession; Leases....................................   22
  6.02 Agreemtns.............................................   22
  6.03 Tenant Estoppel Certificates..........................   23
ARTICLE VII - CONDITIONS TO CLOSING..........................   24
  7.01 Due Diligence Period..................................   24
  7.02 Conditions to Obligations of the Trust and the
       Partnership...........................................   25
  7.03 Failure of Condition to the Obligations of the
       Partnership and the Trust.............................   26
  7.04 Conditions to the Obligations of the Contributors.....   28
  7.05 Failure of Condition to the Obligations of the
       Contributor Parties...................................   28
ARTICLE VIII - REPRESENTATIONS AND WARRANTIES................   29
  8.01 Representations and Warranties of Contributors........   29
  8.02 Representations and Warranties of the Partnership
       and the Trust.........................................   37
  8.03 No Other Warranties...................................   38
ARTICLE IX - ADDITIONAL AGREEMENTS...........................   38
  9.01 Operation of the Properties Pending the Closing.......   38
  9.02 Operations Relating to the Undeveloped Business
       Properties Pending the Land Closings..................   40
  9.03 Public Announcements..................................   42
  9.04 Woodland Building G...................................   42
  9.05 Financial Information SEC Filings.....................   43
  9.06 Post-Closing Covenants of the Partnership and the
       Trust.................................................   43
ARTICLE X - NOTICES..........................................   45
 10.01 Addresses.............................................   45
 10.02 Manner of Sending Notices.............................   46
ARTICLE XI - CASUALTY AND CONDEMNATION.......................   46
 11.01 Insurance.............................................   46
 11.02 Casualty; Risk of Loss................................   46
 11.03 Condemnation..........................................   47
ARTICLE XII - MISCELLANEOUS..................................   48
 12.01 Brokers...............................................   48
 12.02 Successors and Assigns................................   49
 12.03 Captions or Headings; Cross-References................   49
 12.04 Amendments............................................   49
 12.05 Applicable Law........................................   49
 12.06 Survival of Representations and Warranties............   49
 12.07 Indemnification.......................................   49
 12.08 Further Assurances....................................   51
 12.09 Counterparts..........................................   52
 12.10 Limited Liability of Trustees of the Trust............   52
 12.11 Time of the Essence...................................   52
 12.12 Entire Agreement......................................   52
 12.13 Execution via Telecopier..............................   52
 12.14 Confidential Information..............................   5


                                  EXHIBITS

                                                                Section
 Exhibit                          Title                        Reference
----------  -------------------------------------------------  ---------

Exhibit A   List of Business Rental Properties                  1.01
Exhibit B   Legal Descriptions of Business Rental Properties    1.01
Exhibit C   List of Contributors and States of Formation        1.01
Exhibit D   List of Excluded Assets                             1.01
Exhibit E   List of Building Names and Office Park Names        1.01
Exhibit F   Replacement Financing Term Sheet                    1.01
Exhibit G   List and Acreage of Undeveloped Business
              Properties                                        1.01
Exhibit H   Legal Descriptions of Undeveloped Business
              Properties                                        1.01
Exhibit I   Allocation of the Contribution Consideration        2.02
Exhibit J   Form of Contributor Notes                           2.03
Exhibit K   Allocation of Deferred Price                        2.05
Exhibit L   Schedule of Land Prices                             3.02
Exhibit M   Form of Guaranty Agreement                          3.03
Exhibit N   Assignment and Assumption Agreement                 4.02(a)
Exhibit O   Form of Notice to Tenants                           4.02(a)
Exhibit P   Contributor Rights Agreement                        4.02(c)
Exhibit Q   Partnership Amendment                               4.02(d)
Exhibit R   Gap Indemnity                                       4.02(e)
Exhibit S   Tenant Estoppel Letter                              6.03
Exhibit T   Contriburot Guarantee                               1.01
Exhibit U   Description of Southchase Property                  3.02




                                SCHEDULES


Schedule 4.03(a)(i)........Prepaid License Fees
Schedule 6.01..............Brokerage Commissions
Schedule 6.02..............Service Agreements
Schedule 8.01(e)...........Litigation
Schedule 8.01(g)...........Notices of Proceedings
Schedule 8.01(h)...........Environmental Exceptions
Schedule 8.01(i)...........Engineering Exceptions
Schedule 8.01(j)...........Real Estate Tax Proceedings
Schedule 8.01(k)(i)........Rent Roll
Schedule 8.01(k)(vi).......Lease Exceptions
Schedule 8.01(m)...........Unpaid Tenant Allowances or Improvements
Schedule 8.01(n)...........Insurance Exceptions
Schedule 8.01(o)...........Service Agreement Exceptions
Schedule 8.01(p)...........Certain Contractual Obligations



                     CONTRIBUTION AND ACQUISITION AGREEMENT



This Agreement is made as of the ___ day of March, 1997 by and among THE LIBERTY CORPORATION, a South Carolina corporation ("Contributor Parent"), and the Contributors (as defined below), LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership (the "Partnership"), and LIBERTY PROPERTY TRUST, a Maryland real estate investment trust (the "Trust").


INTRODUCTION

A. The Contributors own the Business Rental Properties (as defined more precisely below) and the Undeveloped Business Properties (as defined more precisely below).

B. The Contributors desire to contribute the Business Rental Properties (other than the Deferred Properties) to the capital of the Partnership, in consideration for the issuance of partnership interests in the Partnership and other consideration as set forth below, and the Partnership desires to accept the contribution of the Business Rental Properties (other than the Deferred Properties) from the Contributors, upon the terms and conditions set forth below in this Agreement.

C. The Contributor Parties desire to sell to the Partnership the Deferred Properties and the Undeveloped Business Properties and the Partnership desires to purchase the Deferred Properties and the Undeveloped Business Properties from the Contributor Parties, upon the terms and conditions set forth below in this Agreement.

D. The Contributor Parent holds, directly or indirectly, all of the equity interests in the Contributors and Land Seller.

E. The Trust is the sole general partner of the Partnership and holds a controlling majority interest therein. Shares of beneficial interest in the Trust are publicly-traded on the New York Stock Exchange.

F. The Contributor Parties, on the one hand, and the Partnership and the Trust, on the other hand, are not affiliated in any way with each other, notwithstanding the similarities in their names.

NOW, THEREFORE, the parties hereto, in consideration of the mutual covenants herein contained and intending to be legally bound, hereby agree as follows:



ARTICLE I
DEFINITIONS

1.01 Definitions. The following terms, as used in this Agreement, shall have the meanings set forth below in this Section:

"Affiliate" of an entity shall mean any executive officer or director of such entity or any person or other entity that controls, is controlled by, or is under common control with, such first entity ("control" for such purposes being defined as the ownership of twenty percent (20%) or more of the equity or voting interests of an entity or the actual ability, pursuant to contractual rights or otherwise, to control the management and affairs of such entity).

"Allocation Schedule" shall have the meaning set forth in Section 2.02.

"Applicable Laws" shall mean all federal, state, county or municipal laws, ordinances, codes or regulations.

"Assignment Agreement" shall have the meaning set forth in Section
4.02(a).

"Average Share Price" shall mean the arithmetic average of the daily closing price per share of the Shares, for the ten business days ending on and including the second business day prior to the Initial Closing, as reported by the New York Stock Exchange.

"Business Rental Properties" shall mean, collectively, the Real Property listed by address on Exhibit A and described by reference to lots on recorded plat plans or by metes and bounds on Exhibit B, and the Personal Property and Miscellaneous Rights appurtenant thereto, in each case to the extent applicable to the respective Properties, but excluding the Excluded Assets.

"Closing" shall refer to any one or more of the Initial Closing, the Second Closing, the Extended Closing or a Land Closing, as the context requires.

"Closing Date" shall refer to the date(s) of the Initial Closing, the Second Closing, the Extended Closing or a Land Closing, as the context requires.

"Code"  shall mean the Internal Revenue Code of 1986, as amended.

"Contributed Business Rental Properties" shall mean the Business Rental Properties other than the Deferred Properties.

"Contribution Consideration" shall have the meaning set forth in Section
2.02.

"Contributor" or "Contributors" shall mean, individually and collectively, the entities, other than the Contributor Parent and the Land Seller, that are signatories hereto and are listed, together with their respective states of formation, on Exhibit C.

"Contributor Guaranties" shall mean the guaranties, each in substantially the form attached hereto as Exhibit T, by the Contributors set forth on the Allocation Schedule, of the repayment of the principal of the Replacement Financing in an amount equal to the Note Portion allocated to such Contributor.

"Contributor Guarantors" shall mean the Contributors under the Contributor Guaranties.

"Contributor Lender(s)" shall mean the lender(s) on the Existing
Indebtedness as set forth on the Allocation Schedule.

"Contributor Notes" shall have the meaning set forth in Section 2.03.

"Contributor Parent" shall mean The Liberty Corporation, a South Carolina corporation.

"Contributor Parties" shall mean, collectively, the Contributor Parent, Land Seller and the Contributors.

"Contributors Rights Agreement" shall have the meaning set forth in
Section 4.02(c).

"Deferred Price" shall have the meaning set forth in Section 2.05.

"Deferred Properties" shall mean the Business Rental Properties designated as Park Place and 420 Park Avenue.

"Designee" shall mean the entity or entities designated by the Partnership in a written notice provided to the Contributor Parent.

"Due Diligence Period" shall have the meaning set forth in Section 7.01.

"Environmental Claim" shall have the meaning set forth in Section
8.01(h).

"Environmental Laws" shall have the meaning set forth in Section 8.01(h).

"Equity Portion" shall have the meaning set forth in Section 2.02.

"Excluded Assets" shall mean all motor vehicles (other than property-specific maintenance vehicles, if any), the computers and computer equipment located at 420 Park Avenue, and the assets listed on Exhibit D. "Existing Indebtedness" shall mean the obligations of certain of the Contributors set forth on the Allocation Schedule, equal in the aggregate to the Note Portion, which are to be assumed by the Partnership at the Initial Closing.

"Extended Closing" shall have the meaning set forth in Section
7.03(b)(ii).

"Failure of a Condition" shall have the meaning set forth in Section
7.03.

"Guaranty Agreement" shall have the meaning set forth in Section 9.06(f).

"Hazardous Materials" shall have the meaning set forth in Section
8.01(h).

"Initial Closing" shall have the meaning set forth in Section 4.01.

"Initial Closing Date" shall have the meaning set forth in Section 4.01.

"Knowledge of the Contributor Parties" shall mean those matters within the actual conscious awareness of any one or more of H. Ray Eanes, Porter Rose, Kenneth Jones, Richard H. Sumerel, Charles G. Whitmire, Jeffrey B. Randolph, Ramon T. Franklin and G. Mac Vinson, it being agreed that: (a) such individuals shall not have any duty under this Agreement to conduct any investigation or inquiry of others, but shall not refrain from conducting any investigation or inquiry normally made by them without regard to this Agreement or the transactions contemplated hereby, and (b) in no event shall any of the aforesaid individuals have any personal liability hereunder.

"Land Closings" shall have the meaning set forth in Section 3.02.

"Land Closing Notice" shall have the meaning set forth in Section 3.02.

"Land Payment" shall have the meaning set forth in Section 3.02.

"Land Price Schedule" shall have the meaning set forth in Section 3.02.

"Land Purchase Price" shall have the meaning set forth in Section 3.02.

"Land Seller" shall mean Liberty Life Insurance Company, except that, when used with respect to the Woodfield Property, such term shall mean LPC of S.C., Inc.

"Landlord's Certificate" shall have the meaning set forth in Section
7.02(e).

"Leases" shall mean all those leases and agreements to lease as are set forth in the 8Rent Roll, as those leases and agreements to lease may be terminated or modified as permitted under Section 6.01 and as such leases may be supplemented by additional leases entered between the date hereof and the Closing Date as permitted under Section 6.01.

"Losses" shall have the meaning set forth in Section 12.07(a).

"Material Adverse Effect" when used with respect to a single Property shall mean any event, circumstance, condition, change or effect which results in a diminution of 10% or more in the fair market value of such Property.

"Material Adverse Effect" when used with respect to the Properties as a whole shall mean any event, circumstance, condition, change or effect which results in a diminution of 10% or more in the fair market value, in the aggregate, of the Properties taken as a whole.

"Material Adverse Effect" when used with respect to an entity shall mean any event, circumstance, condition, change or effect which has a material adverse effect on the assets, liabilities, results of operation or financial condition of such entity.

"Miscellaneous Rights" shall mean, with respect to each of the Premises and except for the Excluded Assets: (a) all right, title and interest, if any, of the respective Contributor in and to any award made for condemnation of its Premises to the extent provided in Section 11.03 hereof (or to be made in lieu thereof) and in and to any unpaid award for damage to the Premises by reason of change of grade of any street, road, highway, avenue or alley, or otherwise; (b) to the extent transferrable, all of the respective Contributor's rights to connect with and to utilize, for service to its Premises or any part thereof, any private or public utility facilities as may now or hereafter be within or without the boundaries of the Premises; (c) the respective Contributor's interest in the Leases; (d) to the extent transferrable, all licenses, permits, certificates of occupancy and governmental approvals with respect to the Premises, and all development agreements, bonds, escrows, and similar rights relating to governmental permits and/or utility service affecting the Premises; (e) all of the respective Contributor's right, title and interest in and to the building names and the office/industrial park names listed on Exhibit E, but specifically excluding the name "Liberty";
(f) all right, title and interest of the respective Contributor in and to all plans and specifications for improvements to the Premises or the buildings located thereon, including approved site plans, but only to the extent in the respective Contributor's possession and only to the extent transferrable; (g) all of each Contributor's right, title and interest in and to all contracts (including, but not limited to, option agreements and agreements of sale to acquire real property), transferrable warranties and transferrable guarantees, if any, with regard to the foregoing or with regard to the related Personal Property and all rights of the Contributor as declarant under covenants, conditions, easements, and restrictions governing the office parks in which the Properties are located; and (h) all of the respective Contributor's right, title and interest in and to insurance proceeds to the extent provided in Section
11.02 hereof by reason of a loss insured under any insurance policy and which relate to or inure, directly or indirectly, to the benefit of its Property, but only if and to the extent the insured Property is contributed or sold to the Partnership prior to any restoration or repair of any insured damage, casualty or other loss.

"Note Portion" shall have the meaning set forth in Section 2.02.

"Objection Notice" shall have the meaning set forth in Section 7.01.

"Partnership" shall mean Liberty Property Limited Partnership, a
Pennsylvania limited partnership.

"Partnership Agreement" shall mean the First Restated and Amended Agreement of Limited Partnership of Liberty Property Limited Partnership dated as of June 19, 1995, as amended by the Second Amendment to Agreement of Limited Partnership dated as of December 22, 1995, and by the Third Amendment to Agreement of Limited Partnership dated as of December 31, 1996, and as it will be further amended by the Partnership Amendment.

"Partnership Amendment" shall have the meaning set forth in Section
4.02(d).

"Partnership Interest" shall have the meaning set forth in the Partnership Agreement.

"Permitted Encumbrances" shall have the meaning set forth in
Section 5.01.

"Personal Property" shall mean, with respect to each of the Properties, all furnishings, equipment, property-specific maintenance vehicles (if any), building supplies and other items of personal property owned by any of the Contributors and (a) located on the relevant Real Property or in the buildings and improvements thereon and used in connection with the operation thereof or (b) located off-site but used exclusively in connection with the operation of such Properties, but in any case specifically excluding the Excluded Assets.

"Premises" shall have the meaning set forth in the definition of Real
Property.

"Property" or "Properties" shall mean, individually or collectively, the Business Rental Properties and the Undeveloped Business Properties.

"Real Property"or "Real Properties" shall mean, with respect to each of the Properties: (a) all those certain lots or pieces of ground relating to such Property as described on Exhibit B and Exhibit G and the buildings and improvements located thereon (collectively and individually referred to as the "Premises"); (b) all easements, rights-of-way or use, appurtenant parking rights, privileges, appurtenances, interests and similar rights, if any, of a Contributor appurtenant to or benefitting its Premises; (c) all right, title and interest, if any, of the respective Contributor in and to any land lying in the bed of any streets, roads, or avenues, opened or unopened, existing or proposed, vacated or hereafter to be vacated, public or private, adjoining its Premises and also as they extend beyond such Premises for ingress, egress and regress to or from such Premises or any part thereof and for the installation, replacement, maintenance and use of utility facilities; and
(d) all and singular the mineral rights, waters, water courses, rights, liberties, privileges, hereditaments and appurtenances whatsoever belonging to its Premises or in any way appertaining thereto and the reversions and remainders, rents, issues and profits thereof.

"Rent Roll" shall have the meaning set forth in Section 8.01(k).

"Replacement Financing" shall mean that certain indebtedness to be incurred by the Partnership in an amount greater than or equal to the Note Portion, the terms and conditions of which shall meet the criteria set forth in the Replacement Financing Term Sheet, the repayment of the principal (not to exceed in the aggregate an amount equal to the Note Portion) of which shall be guaranteed severally (but not jointly) by the Contributors pursuant to the Contributor Guarantees, and the proceeds of which shall be used to fully repay and satisfy the Contributor Notes on the date of the Initial Closing.

"Replacement Financing Term Sheet" shall mean the criteria set forth in Exhibit F.

"Second Closing" shall have the meaning set forth in Section 4.01.

"Securities Act" shall mean the Securities Act of 1933, as amended, and all regulations promulgated thereunder from time to time.

"Security Deposit" shall have the meaning set forth in Section
8.01(k)(vi)(H).

"Service Agreements" shall have the meaning set forth in Section 8.01(o).

"Shares" shall mean the shares of beneficial interest of the Trust, par value $.001 per share.

"Tenant" shall have the meaning set forth in Section 8.01(k)(iii).

"Tenant Costs" shall mean all tenant fit-out costs, tenant allowances, tenant inducements, lease buy-out payments and leasing brokerage commissions with respect to any lease of space in the Properties.

"Tenant Estoppel Certificate" shall have the meaning set forth in Section
6.03.

"Title Company" shall mean, collectively, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, or such other reputable and responsible title insurance company or companies as may be designated by the Partnership.
"Trust" shall mean Liberty Property Trust, a Maryland real estate investment trust.

"Trust Guaranty" shall have the meaning set forth in Section 3.03.

"Undeveloped Business Properties" shall mean, collectively, the Real Property listed by address and approximate acreage on Exhibit G and described by reference to lots on recorded plat plans or by metes and bounds on Exhibit H, and the Miscellaneous Rights, if any, appurtenant thereto.


ARTICLE II
CONTRIBUTION OF THE CONTRIBUTED BUSINESS
RENTAL PROPERTIES; SALE OF THE DEFERRED PROPERTIES

2.01 Contribution of the Contributed Business Rental Properties. The Contributors agree to contribute to the Partnership, and the Partnership agrees to accept from the Contributors, the Contributed Business Rental Properties, upon the terms and conditions set forth in this Agreement. As to the Woodfield Spec One Building, which is presently leased to Ronald Wayne Jones and Carolyn B. Jones, the Partnership may direct that the contribution of such Building be effectuated by way of a deed to an Affiliate of the Partnership.

2.02 Contribution Consideration. The consideration payable by the Partnership to the Contributors for the contribution of the Contributed Business Rental Properties shall be $60,134,000 (the "Contribution Consideration"). The Contribution Consideration shall be payable at the time and in the manner set forth in Section 2.03. The Contribution Consideration shall be allocated as among the several Contributed Business Rental Properties, and as among the classes of assets (i.e., land, buildings and personal property) comprising the Contributed Business Rental Properties, in the manner set forth on the schedule attached hereto as Exhibit I (the "Allocation Schedule"), which also contains the allocation of the Contribution Consideration among the respective Contributors who will be contributing the Contributed Business Rental Properties to the Partnership, indicating in each case the portion of the Contribution Consideration to be paid to such Contributor by the issuance of Partnership Interests as set forth in Section 2.03(a)(i) (the "Equity Portion") and the portion of the Contribution Consideration to be paid to such Contributor by the assumption of debt as set forth in
Section 2.03(a)(ii) (the "Note Portion").

2.03    Manner of  Payment of Contribution Consideration.

        (a) At the Initial Closing, the Partnership shall pay the Contribution Consideration, as adjusted pursuant to the prorations set forth elsewhere in this Agreement, in the following manner:
(i) The Equity Portion shall be paid by the issuance by the Partnership, to the respective Contributors entitled thereto under Section 2.02, of Partnership Interests in the Partnership, with each Partnership Interest valued at the Average Share Price and with the number of Partnership Interests rounded to the nearest whole number.

             (ii) The Note Portion shall be paid by the assumption by the Partnership of the Existing Indebtedness, as evidenced by promissory notes from the Contributors to the Contributor Lenders in the amounts set forth on the Allocation Schedule and substantially in the form of Exhibit J (the "Contributor Notes"), which shall be paid in full at the Initial Closing.

2.04 Purchase and Sale of the Deferred Properties. The Contributors set forth on Exhibit K, subject to acquiring the interests of certain unrelated partners in the partnership owning each Deferred Property, agree to sell or cause to be sold the Deferred Properties to the Partnership, and the Partnership agrees, subject to such acquisition of partnership interests, to purchase the Deferred Properties from the Contributors or the applicable designees, upon the terms and conditions set forth in this Agreement.

2.05 Purchase Price. The consideration payable by the Partnership for the purchase of the Deferred Properties shall be $6,981,000 (the "Deferred Price"). The Deferred Price shall be allocated as between the Deferred Properties and the respective Contributors conveying them, and as among the classes of assets (i.e., land, buildings and personal property) comprising the Deferred Properties, as set forth in Exhibit K. The Deferred Price shall be payable at the time and in the manner set forth in Section 2.06.

2.06 Manner of Payment of the Deferred Price. At the Second Closing, the Partnership shall pay the Deferred Price, as adjusted pursuant to the prorations set forth elsewhere in this Agreement, by wire transfer of immediately available funds to the Contributors as set forth on Exhibit K.




ARTICLE III
PURCHASE AND SALE OF THE UNDEVELOPED BUSINESS PROPERTIES

3.01 Agreement to Sell and Purchase. Land Seller agrees to sell the Undeveloped Business Properties to the Partnership or its Designee(s), and the Partnership agrees to purchase, or cause its Designee to purchase, the Undeveloped Business Properties from Land Seller in one or more Land Closings on or after the Initial Closing Date, at the price and on the terms set forth in this Agreement.

3.02    Land Purchase Price; Timing of Land Closings.

        (a) The consideration to be paid by the Partnership for the purchase of the Undeveloped Business Properties shall be the sum of $17,500,000 (the "Land Purchase Price"), payable in one or more Land Payments, and a final payment, if necessary on the tenth anniversary of the Initial Closing Date, all as set forth below, adjusted by the factor set forth in paragraph (b)(ii) below in this Section 3.02, and subject to the prorations set forth elsewhere in this Agreement; provided, however, tht if that certain parcel consisting of approximately 14.62 acres described on Exhibit U (the "Southchase Property") is sold prior to the Initial Closing, or if the Southchase Property has not been sold but is subject to a contract with Stueken, L.L.C. (the "Southchase Purchaser") or, in the reasonable judgment of the Contributors, to a claim by Southchase Purchaser, then the Land Purchase Price will be reduced by $190,060 and the Southchase Property will be deemed not to be a part of the Undeveloped Business Properties. The portion of the Land Purchase Price allocable to any portion of the Undeveloped Business Properties shall be determined pursuant to the schedule of prices as set forth on Exhibit L (the "Land Price Schedule") and shall be adjusted by the factor set forth in paragraph (b)(ii)(B) below; provided, however, that the total price payable for the Undeveloped Business Properties shall in all events be equal to the Land Purchase Price, as adjusted as set forth in
(b)(ii) below.

        (b) The consummation of the purchases and sales of the Undeveloped Business Properties shall occur at one or more closings (the "Land Closings"), to occur between the Initial Closing Date and the tenth anniversary thereof, as determined by the Partnership in accordance with the following provisions:

             (i) The Partnership shall have the right, from time to time, to schedule a Land Closing by forwarding a written notice thereof (the "Land Closing Notice") to the Contributor Parent, which notice shall set forth: (A) the proposed time and date for the Land Closing, which date shall be a business day not earlier than twenty (20) days after the date of such notice; (B) the place at which such Land Closing is to occur, which place shall be within any one of the following cities:
Philadelphia, Pennsylvania; Malvern, Pennsylvania; Greenville, South Carolina; Columbia, South Carolina; Charleston, South Carolina, Atlanta, Georgia; or Tampa, Florida; and (C) the parcel or parcels of land which the Partnership intends to acquire at such Land Closing, which parcel or parcels may consist of any lot or combination of lots included within the Undeveloped Business Properties that is lawfully capable of being conveyed as a separate parcel or parcels.

             (ii) The purchase price installment payable at such Land Closing (the "Land Payment") shall be the amount calculated by (A) multiplying the usable acreage contained within the parcel or parcels identified in the Land Closing Notice (as determined by the Partnership in its reasonable discretion) by the price per usable acre set forth with respect to such office/industrial park on the Land Price Schedule, and
(B) increasing such product by a factor of 7.5% per annum, compounded annually, calculated on the basis of the number of days elapsed from (but excluding) the Initial Closing Date through (and including) the date of the relevant Land Closing; provided, however, that: (x) in no event shall the sum of payments made under clause (A) above exceed the Land Purchase Price, and upon payment of the entire Land Purchase Price (as increased by the adjustments set forth in clause (B) above), the Partnership shall be entitled to receive and shall be obligated to accept, for no additional consideration, a limited warranty deed for all portions of the Undeveloped Business Properties which then remain unconveyed, and Land Seller agrees to execute, acknowledge and deliver such deed on demand of the Partnership; and (y) regardless of the Land Payments theretofore made, Land Seller's obligation to convey the last unconveyed parcel or parcels of the Undeveloped Business Properties shall be conditioned upon the payment by the Partnership of the entire remaining balance of the Land Purchase Price (as adjusted as aforesaid).

             (iii) The Partnership and the Trust agree that, on or before the date which is eighteen (18) months after the Initial Closing Date, the Partnership shall have completed closing on Undeveloped Business Properties having a base purchase price pursuant to the Land Price Schedule of not less than $2,500,000 (plus the factor set forth in paragraph (ii)(B) above), provided that the condition to the obligations of the Partnership and the Trust to consummate such acquisitions has been and remains satisfied as of such date with respect to Undeveloped Business Properties having a base purchase price of not less than $2,500,000.

             (iv) The Partnership and the Trust agree that, on or before the tenth anniversary of the Initial Closing Date, the Partnership shall have completed closing on the acquisition of all the Undeveloped Business Properties and shall have paid the entire Land Purchase Price (plus the factor set forth in paragraph (ii)(B) above, as applicable), provided that all conditions to the obligations of the Partnership and the Trust to consummate such acquisitions have been and remain satisfied as of such date.

             (v) The Land Payment payable at each Land Closing shall be paid by wire transfer of funds to an account designated by the Contributor Parent. The other transactions to occur at the Land Closings shall be as set forth in Section 4.04.

3.03 Absolute Obligation To Pay Land Purchase Price; Related Guaranty, Notwithstanding the flexibility provided in Section 3.02 as to the timing of the Land Closings, the Partnership shall be absolutely and unconditionally obligated to pay the Land Purchase Price, plus the factor set forth in clause (B) of Section 3.02(b)(ii) above, no later than the tenth anniversary of the Initial Closing Date, with the sole exception of any such Property (and the allocable price thereof) with respect to which a Failure of Condition of the type set forth in Section 7.03(c) exists. Any such amount, to the extent not previously paid at Land Closings occurring prior to the tenth anniversary of the Initial Closing Date, shall be paid on such tenth anniversary, by wire transfer of immediately available funds to an account designated by the Contributor Parent, whether or not any additional Land Closing occurs on such date. The Trust hereby absolutely and unconditionally guarantees the payment of the full Land Purchase Price (with the sole exception as set forth above), plus the factor set forth in clause (B) of Section 3.01(b)(ii). The Trust shall execute and deliver at the Initial Closing the Guaranty attached hereto as Exhibit M (the "Trust Guaranty") further evidencing its guaranty of payment and performance.




ARTICLE IV
CLOSING; THE LAND CLOSINGS

4.01    Closing.

        (a) The consummation of the contribution of the Contributed Business Rental Properties (the "Initial Closing") shall be held on or before April 30, 1997, commencing at 10:00 am. at the offices of Sutherland, Asbill & Brennan, L.L.P., 999 Peachtree Street, N.E.,
Atlanta, Georgia 30309-3996. The date of the Initial Closing is referred to herein as the "Initial Closing Date."

        (b) The consummation of the purchase and sale of the Deferred Properties (the "Second Closing") shall be held at the same location as set forth in (a) above, on or before July 30, 1997, commencing at 10:00 a.m. subject to extension by up to 90 days thereafter, upon the Contributors' obtaining the consent of the Partnership, which shall not be unreasonably withheld if such extension is requested by the Contributors in order to acquire the partnership interests as contemplated by Section 2.04 hereof or to make certain repairs to the Park Place Building, Greenville, South Carolina.

        (c) Any Closing hereunder shall be subject to postponement for such number of days, if any, as is required to allow the passage of the grace periods set forth in the preambles to Sections 7.03 and 7.05 below, plus 10 additional days thereafter to prepare for Closing.

4.02 Transactions to Occur at the Initial Closing and the Second Closing. At the Initial Closing and the Second Closing, in addition to any other obligation which the parties may have hereunder in connection with such Closing, the following events shall occur:

        (a) Deliveries by the Contributors. Each Contributor, as to each Business Rental Property to be conveyed by such Contributor at such Closing, shall, to the extent not previously delivered by such Contributor to the Partnership:

             (i) Execute, acknowledge and deliver to the Partnership (or in the case of the Woodfield Spec One Building referred to in Section 2.01, to an Affiliate of the Partnership) a special or limited warranty deed in customary form for fee simple transfer in the applicable jurisdiction, in recordable form dated as of the Closing Date, evidencing the conveyance of fee simple title to the relevant Business Rental Properties to the Partnership, subject only to the Permitted Encumbrances and all matters of record on the date of such Closing, but excluding all other warranties, of any nature or kind, except to the extent expressly set forth in this Agreement.

             (ii) Execute and deliver to the Partnership an Assignment and Assumption Agreement, substantially in the form of Exhibit N (the "Assignment Agreement") (A) transferring title to the Personal Property and Miscellaneous Rights appurtenant to such Business Rental Property to the Partnership, free and clear of all liens, claims and encumbrances created by the Contributors or any of their Affiliates, except the Permitted Encumbrances and all matters of record on the date of such Closing, (B) assigning to the Partnership (1) all of such Contributor's rights and interest under the Service Agreements, (2) to the extent assignable, all of the Contributor's rights in licenses, governmental approvals, escrows and utility deposits and development rights to the extent such rights are appurtenant to or benefit such Business Rental Properties, (3) all of such Contributor's rights under any and all transferrable warranties and guaranties relating to or inuring, directly or indirectly, to the benefit of such Business Rental Properties, and (4) all other assets, if any, to be transferred and assigned by such Contributor hereunder with respect to such Business Rental Property; (C) assigning to the Partnership the Contributor's interest in all existing Leases then in effect with respect to such Business Rental Property, and
(D) containing an express assumption by the Partnership of the Contributor's obligations arising after the Closing under such assigned Leases and Service Agreements and under any other contracts or rights assigned to the Partnership hereunder (except to the extent such obligations are expressly not to be assumed by the Partnership hereunder).

             (iii) Deliver to the Partnership the originals (or true copies, if originals are not available) of all Leases and amendments thereto and guaranties thereof, and of all Service Agreements with respect to such Business Rental Property.

             (iv) Execute and deliver a notice (suitable for reproduction) to the tenants under the Leases advising of such transfer of the Business Rental Properties to the Partnership and advising the tenants to pay all future rentals to the Partnership or its designee, which form is attached as Exhibit O.

             (v) Deliver to the Partnership all tenant deposits, including security deposits and other deposits (together with interest thereon if required by law, contract or otherwise) held or required to be held by the Contributors with respect to such Business Rental Property.

             (vi) Deliver to the Partnership copies of all building plans and specifications, including, but not limited to, approved site plans, for such Business Rental Property, if in the possession of such Contributor, and the most recent as-built surveys or plans thereof in the Contributors' possession.

             (vii)   Deliver possession of such Business Rental
Properties to the Partnership subject only to the Permitted Encumbrances, the rights of Tenants under the Leases, and all matters of record on the applicable Closing Date.

             (viii) Deliver to the Partnership with respect to such Business Rental Property the originals (if in any of the Contributors' possession and not previously delivered to the Partnership) or copies (otherwise) of all certificates of occupancy and all other licenses, permits, authorizations and approvals required by law and issued by all governmental authorities having jurisdiction over such Business Rental Properties (or, if certificates of occupancy and/or such licenses, etc. do not exist or are unavailable to the Contributors, such other documentation, if any, as is in the possession of the Contributors that evidences that such Business Rental Property is lawfully occupied and/or that the use thereof complies with Applicable Laws), and all certificates issued by any local board of fire underwriters (or other body exercising similar functions) and each bill received, together with proof of payment thereof (if any of the same have been paid), for current real estate and personal property taxes and water and sewer charges and other utilities.

             (ix) Execute and deliver to the Partnership a Non-Foreign Transferor Certificate, certifying that each Contributor is neither a "foreign person" within the meaning of Section 1445(f) of the Code nor a "foreign partner" within the meaning of Section 1446 of the Code.

             (x) Deliver to the Partnership the legal opinion of Martha G. Williams, Esquire, with respect to the matters set forth in
Section 8.01(a) and 8.01(b).

             (xi) Execute and deliver a certificate certifying that all representations and warranties made by such Contributors in this Agreement that by their terms are to survive the Closing are true and correct in all material respects as of the date of such Closing, and certifying to the Knowledge of the Contributor Parties as to the matters referred to in the last sentence of Section 11.02 and in Section 11.03(c); provided, however, that at any Land Closing such certificate shall be limited to matters described in Section 7.03(c).

             (xii) At the Initial Closing, upon repayment of the Existing Indebtedness by the Partnership, the Contributor Lenders shall execute and deliver to the Partnership a full release and discharge of all obligations under the Contributors Notes.

             (xiii) Execute and deliver to the Partnership such other reasonable documents or instruments consistent with the terms hereof as in the reasonable opinion of counsel for the Partnership may be necessary to effectuate the transactions occurring at such Closing pursuant to this Agreement and to transfer title to such Business Rental Properties as contemplated by this Agreement, provided that such documents or instruments do not increase the liability of any of the Contributors.
(xiv) Deliver or make available on-site all keys and combinations to locks of the Properties and all drawings, manuals, technical data and other documentation in the Contributors' possession relating to the building systems, equipment and other fixtures and Personal Property compromising such Business Rental Property.

        (b) Memorandum of Agreement of Sale. At the Initial Closing, Land Seller and the Partnership shall mutually execute, acknowledge and deliver a Memorandum of Agreement of Sale, in form customary for recordation under local law or practice in the states and counties in which the Undeveloped Business Properties are situated, which instrument shall be recorded in each such county promptly after the Closing Date.

        (c) Contributors Rights Agreement. At the Initial Closing, the Contributor Parent, the Contributors, the Partnership and the Trust shall mutually execute and deliver the Contributors Rights Agreement substantially in the form of Exhibit P (the "Contributors Rights Agreement"), setting forth certain rights and duties of the Contributors relating to, among other things, the conversion and disposition of the Partnership Interests to be issued at Closing and of the Shares into which such Partnership Interests will be convertible and certain obligations of the Trust.

        (d)  Deliveries by the Partnership and the Trust.  The
Partnership and the Trust shall:

             (i) At the Initial Closing execute and deliver to the Contributors a Fourth Amendment to the First Restated and Amended
Agreement of Limited Partnership of the Partnership, substantially in the form of Exhibit Q hereto (the "Partnership Amendment"), for the purpose, among other things, of evidencing the issuance of the Partnership
Interests as a portion of the Contribution Consideration.

             (ii) At the Initial Closing the Partnership shall assume the Contributors Notes.

             (iii) The Partnership shall repay the Contributors Notes in full by wire transfer of immediately available funds;

             (iv) Deliver to the Contributors the legal opinions of James J. Bowes, Esquire, and Weinberg and Green with respect to the matters set forth in Sections 8.02(a) and 8.02(b).

             (v) Execute and deliver a certificate certifying that all of the representations and warranties made by the Partnership and the Trust in this Agreement are true and correct as of the date of such Closing.

             (vi) The Partnership shall execute and deliver the Assignment Agreement with respect to the Business Rental Properties being conveyed at such Closing.

             (vii) At the Initial Closing the Trust shall execute and deliver the Trust Guaranty.

             (viii) Execute and deliver all other documents to be executed by the Partnership and the Trust pursuant to this Agreement, including the Contributors Rights Agreement; and

             (ix) Execute and deliver to the Contributor Parent and the Contributors such other reasonable documents or instruments consistent with the terms hereof as in the reasonable opinion of counsel for the Contributor Parent may be necessary to effectuate the transactions occurring at such Closing pursuant to this Agreement.

        (e) Replacement Financing; Repayment of Contributors Notes. At the Initial Closing, the Partnership shall incur the Replacement Financing and use the proceeds thereof to repay in full the Contributors Notes. Each Contributor from which the Partnership assumes the Existing Indebtedness shall severally (but not jointly) guarantee, pursuant to the Contributor Guaranties, repayment of a portion of the principal of the Replacement Financing (but not the interest thereon) equal to the Existing Indebtedness assumed by the Partnership from such Contributor.

        (f) Gap Undertaking. The Contributors shall provide, if required by the Title Company, an undertaking (the "Gap Undertaking") to the Title Company necessary to effectuate the Closing, substantially in the form of Exhibit R.

        (g) Escrow Agreement. At the Initial Closing the parties shall execute and deliver the Escrow Agreement if required under Section 9.04.

4.03 Apportionments. At the Initial Closing and the Second Closing, and (subject to the provisions of Section 9.02(d)) at each of the Land Closings, the following adjustments and apportionments shall be made:

        (a) (i)Taxes, Rents, etc. Real estate taxes (on the basis of the actual fiscal years for which such taxes are assessed) on the Real Property, personal property taxes on the Personal Property, minimum water and sewer rentals, rents, including without limitation expense pass-throughs, percentage rents and other sums paid by tenants, licensees and concessionaires and collected by the Contributors prior to such Closing under the Leases, payments due under the Service Agreements which are to be assigned to the Partnership and the Trust, prepaid license fees and other charges for licenses and permits for the Real Property which will remain in effect for the Partnership's benefit after Closing and which are listed on Schedule 4.03(a)(i) to this Agreement, and rubbish removal charges shall be apportioned pro rata between the Contributors and the Partnership on a per diem basis as of such Closing Date. If the Partnership discovers at any time after the Closing Date that any Tenants have prepaid rents or other charges which were not credited to the Partnership at Closing as required by this Section, the Contributors shall pay such sums to the Partnership within a reasonable time after notice from the Partnership. The Partnership shall pay an equitable portion of all costs incurred in efforts to contest assessments and otherwise to seek to reduce property tax liabilities to the extent such costs relate to expected tax savings for 1997 and subsequent years. Contributors shall be given credit on the closing statement for the appropriately prorated portions of any amounts that are to be reimbursed by tenants after the Closing Date, and for any transferable escrows or similar deposits held by utility companies or municipal authorities, to the extent the Contributors' rights therein are assigned to the Partnership at Closing.

             (ii) Post-Closing Tenant Rents. All rents and other sums collected by the Partnership after the Closing Date, up to the respective amounts currently due the Partnership from time to time, will be retained by the Partnership and applied on account of the rents and other sums due to the Partnership. At Closing, the Contributors shall identify all tenants which are in arrears in the payment of rent as of five (5) days before the Closing Date. If any tenant shall pay to the Partnership a sum in excess of all rents and other sums which have accrued to the Partnership, and which excess sum is on account of arrearages which became due prior to Closing, the Partnership will promptly remit such excess net of costs of collection to the Contributors. Without the Partnership's written consent, which shall not be unreasonably withheld or delayed, the Contributors shall not bring any suit or other proceeding against any tenant under the Leases after the Closing Date on account of rental delinquencies, but this shall not limit any Contributor's right to bring any suit or proceeding for other damages. The Partnership assumes no obligation to collect or enforce the payment of any such monies which may be owing to the Contributors. If the Partnership employs an agent to collect rent under the Leases after Closing, such agent shall have the right to deduct and retain from the Contributors' share of any rent or other payments accruing prior to the Closing Date and received by the Partnership after the Closing Date compensation at a reasonable rate payable to such agent by the Partnership, except that such compensation shall be equitably apportioned between the Contributors and the Partnership if the sums collected relate to periods both before and after such Closing.

             (iii) Post-Closing Adjustment of Miscellaneous Tenant Payments. If the apportionment of any percentage rents, "escalation" payments relating to operating expenses, or other payments received by the Contributor prior to the Closing Date from a tenant under any of the Leases on account of periods prior to the Closing Date or on account of sums which are attributable to expenses incurred by the landlord for periods of time prior to the Closing Date or on account of any amounts that are to be reimbursed by any tenant after the Closing Date which relate to periods prior to the Closing Date, cannot be precisely determined at the Closing Date, the Contributors and the Partnership shall reasonably estimate the apportionment of such sums pro rata between the Partnership and the Contributor on a per diem basis as of the Closing Date. Each party shall separately reconcile with tenants the amounts paid or payable on account of operating expenses incurred by such party during its period of ownership. Post-Closing adjustments shall be made, as necessary, between the Partnership and the Contributors for each of such apportioned items as and when such sums can be precisely determined by the Partnership and the Contributors.

             (iv) Combined Tax Assessments. If the Real Property comprising any Property is not separately assessed for real estate tax purposes as of the Closing Date, the real estate tax assessment attributable to such Property shall be deemed to be that portion of the total assessment on the larger parcel with which such Property is assessed, which bears the same ratio to such total assessment as the fair market value of such Property bears to the fair market value of the larger parcel, as determined to the mutual satisfaction of the Partnership and the Contributor Parent, each acting reasonably.

             (v) Estimated Real Estate Taxes. If bills for real estate taxes on any Real Property have not been issued as of the applicable Closing Date, and if the amount of real estate taxes for the then current tax fiscal year is not then known, the apportionment of real estate taxes shall be made at Closing on the basis of the prior year's real estate taxes. Post-Closing adjustments shall be made, as appropriate, between the Partnership and the Contributors for the real estate taxes as and when such sums can be precisely determined by the Partnership and the Contributors.

             (vi) "Rollback" Taxes. If all or any portion of the Undeveloped Business Properties to be conveyed at a Closing is the subject of any "rollback" taxes or other deferral or abatement whereby such Property may be subject to the imposition of taxes after the Initial Closing on account of periods of time prior thereto, the respective Contributor shall pay, when assessed, all taxes (and interest and penalties thereon) assessed after the Initial Closing with respect to periods prior to (A) the date which is eighteen (18) months after the Initial Closing Date, or (B) the date of the respective Land Closing, with respect to any Undeveloped Business Property conveyed to the Partnership or its Designee hereunder prior to the end of the aforesaid eighteen (18) month period.

             (vii) Credits. Any credit due to the Partnership pursuant to this Section 4.03 shall be paid by the respective Contributor to the Partnership, and any credit due to the Contributor pursuant to this
Section 4.03 shall be paid by the Partnership to the respective
Contributor at Closing.

        (b) Utility Meter Readings. As and when readings of the water, electric, gas and other utility meters servicing the Real Property (other than meters which exclusively measure utility consumption which is to be paid in full by tenants under Leases) become available at or after Closing, the Contributors shall pay all charges relating to any period prior to the Closing Date, prorated on a daily basis.

        (c) Realty Transfer Taxes. At each Closing, the Contributors shall pay all realty transfer taxes, mortgage recording taxes, documentary stamp taxes and sales taxes accruing or payable with respect to the Contributors' conveyance of the Properties.

        (d) Post-Closing Reconciliation. The parties to this Agreement acknowledge that certain of the information relating to the income and expense items to be apportioned pursuant to this Section 4.03 may not be available or completely accurate as of the Closing Date, and the parties agree that within 90 days after Closing, they shall use all reasonable diligence to determine the final amount of all adjustments and reconciliations of the items to be apportioned hereunder and shall make cash payments as appropriate in order to effectuate a final reconciliation.

4.04 Transactions to Occur at the Land Closings. At each of the Land Closings the following transactions shall occur:

        (a) The Partnership shall pay the required Land Payment, in the amount set forth in the Land Closing Notice, by wire transfer of funds to an account designated by the Contributor Parent;

        (b) The Contributor Parent shall execute, acknowledge and deliver (or shall cause to be executed, acknowledged and delivered) to the Partnership or its Designee(s) the deed of conveyance to the Undeveloped Business Property or Properties identified in the respective Land Closing Notice, in substantially the form of Exhibit M, subject only to the Permitted Encumbrances, all matters of record as of the Initial Closing Date, any easements requested or granted by the Partnership or the Trust and real property taxes for the fiscal year in which the Land Closing occurs; and

        (c) Except to the extent previously delivered, the Contributor Parent shall execute, deliver and acknowledge (or shall cause to be executed, delivered and acknowledged) to the Partnership or its Designee the deliveries of the items referenced in Sections 4.02(a)(ii), (vii),
(ix), and (xi) (limited to representations and warranties with respect to the Properties being conveyed for the period after the Initial Closing), as applicable, with respect to the Undeveloped Business Properties identified in the Land Closing Notice.




ARTICLE V
TITLE AND RELATED MATTERS

5.01    Condition of Title.

        (a) Prior to the execution of this Agreement the Partnership has obtained, at its expense, preliminary title commitments with respect to each of the Properties. On or before the expiration of the Due Diligence Period, unless the Partnership has elected to terminate this Agreement pursuant to Section 7.01(b), the Partnership shall forward to the Contributor Parent a written notice (the "Title Objection Notice") setting forth all matters of title relating to the Properties that are unacceptable to the Partnership (including any endorsements or coverages reasonably sought by the Partnership that are unavailable). The Title Objection Notice may be forwarded in conjunction with an Objection Notice
pursuant to Section 7.01(c) or otherwise.   Within ten (10) business days
after the Title Objection Notice (or such longer period on which the Partnership and the Contributor Parent may agree in writing), the parties hereto shall endeavor in good faith to negotiate with each other and with the Title Company in order to resolve all matters of title and to arrive at a mutually acceptable list of covenants, restrictions, easements and other matters (the "Permitted Encumbrances") subject to which the Partnership is willing to accept title to the Properties; provided, however, that under no circumstances shall the Partnership be required to accept title subject to any monetary liens, judgments or encumbrances incurred by any of the Contributors or any Affiliate thereof in a fixed or ascertainable dollar amount, all of which shall be paid and discharged by the Contributors or provision made so that the Title Company shall not take an exception therefor at or before Closing. If the parties are unable in their sole and absolute discretion to so agree within the 10 business day period as aforesaid (or such longer period on which the Partnership and the Contributor Parent may agree in writing), either the Partnership or the Contributor Parent shall have the right, at any time prior to any Closing, to terminate this Agreement by providing written notice to the other, unless the Partnership waives in writing its unsatisfied objections. The Partnership and the Trust shall be deemed to have accepted all matters of record existing as of the later of December 1, 1996, or the date of the Partnership's title commitment with respect to each Property, and all such matters shall thereafter be deemed Permitted Encumbrances, except to the extent such matters are identified on a Title Objection Notice delivered by the Partnership to the Contributor Parent by the expiration of the Due Diligence Period and are not waived thereafter.

        (b) At each Closing, title to the Real Properties being conveyed at such Closing shall be good and marketable and insurable as such by the Title Company, at standard rates pursuant to the standard stipulations and conditions of the current ALTA Policy of Owners Title Insurance, free and clear of all liens, encumbrances and other title defects or exceptions, except for the Permitted Encumbrances. All search fees and premiums for the owner's policy of title insurance and all endorsements thereto shall be paid by the Partnership. The Contributors shall deliver to the Title Company such commercially reasonable sellers' affidavits as the Title Insurance Company reasonably requires (with respect to statutory liens and parties in possession) to insure title as required hereunder.

        (c) The completion of the Initial Closing by the Partnership shall be deemed to constitute the Partnership's waiver of all matters of record as of the Initial Closing Date with respect to all of the Properties, and all such matters shall thereafter constitute Permitted Encumbrances.

5.02 Inability to Convey. If title to any Real Property is not, at Closing, good, marketable or insurable as set forth in Section 5.01 and if the unsatisfied title objection is not in a fixed or ascertainable amount of a type governed by and resolved pursuant to Section 5.01(a) or is not otherwise waived or deemed to be waived or accepted, the existence of such objection shall be deemed to be a Failure of a Condition, and the rights of the parties hereto shall be as set forth in Section 7.03. Notwithstanding the foregoing, if the inability or failure of Contributors to deliver title as aforesaid is the result by any wilful violation by one or more Contributors of its or their obligations under this Agreement, the Partnership and the Trust shall have the right, in addition to or in lieu of the remedies set forth above in this paragraph, to seek and obtain all other rights and remedies to which they might be entitled at law or in equity on account of such breach, including (without limitation) specific performance.

5.03 UCC Searches. The Partnership has obtained or hereafter may obtain, prior to Closing, searches, of all Uniform Commercial Code financing statements filed against the Properties or against the Contributors with respect to such Properties, in each case searched with the Secretary of State and/or county clerk in the state and county in which the Contributors have been formed and the Properties are located, together with tax lien searches in all such jurisdictions. If any such searches conducted during the Due Diligence Period disclose matters unacceptable to the Partnership, the Partnership shall disclose such matters in the Title Objection Notice described in Section 5.01(a) or they shall be deemed accepted and thereafter shall constitute Permitted Exceptions. If new searches conducted prior to Closing reveal that, other than the Permitted Encumbrances and matters of record as of the date of the Partnership's UCC search conducted prior to the end of the Due Diligence Period with respect to the affected Property (but in no event earlier than December 1, 1996), there are any new bankruptcies, actions, claims or liens affecting or encumbering or which might encumber the Properties or any interest therein or portion thereof which will continue after Closing, and the Partnership lists any such matters in a new Title Objection Notice, the existence of such objection shall be deemed to be a Failure of a Condition unless satisfied as contemplated in
Section 7.03, and the rights of the parties hereto shall be as set forth in Section 7.03.

5.04 Survey. The Partnership has commissioned licensed surveyors qualified in the states in which the respective Properties are located to prepare as-built survey plans (with respect to the Business Rental Properties) in accordance with the current editions of "Minimum Standard Detail Requirements for Land Title Surveys" (as adopted by the American Land Title Association and the American Congress on Surveying & Mapping). Each survey plan shall be accompanied by a metes and bounds description of the Real Property prepared from the survey plans. If any of the survey plans discloses matters reasonably objectionable to the Partnership, the Partnership shall disclose such objection in the Title Objection Notice described in Section 5.01(a). Any matters not so disclosed shall be deemed to be acceptable to the Partnership and the Trust and shall constitute Permitted Exceptions.




ARTICLE VI
POSSESSION; AGREEMENTS AND LEASES.

6.01 Possession; Leases. At Closing, the Leases will not be subject to any rights of brokers to be paid leasing brokerage commissions, finders or referral fees or similar commissions payable after Closing except as set forth on Schedule 6.01. The Partnership shall execute and deliver at Closing the Assignment Agreement, pursuant to which the Partnership assumes and promises to observe and perform all covenants and obligations of the landlord under the Leases arising after Closing, including, but not limited to, the assumption of any obligations of a Contributor associated with tenant security deposits and interest thereon, but only to the extent such security deposits are listed on the Rent Roll and remitted to the Partnership at Closing. From the date of this Agreement until the Closing, the Contributor shall not enter into any new leases or agreements to lease with respect to any portion of the Properties or modify or terminate any Lease without in each case obtaining the prior written consent of the Partnership, which consent shall not be unreasonably withheld provided that each proposed tenant is a creditworthy tenant and provided further that such consent shall be deemed to have been granted unless the Partnership shall have affirmatively denied its consent within three (3) business days after written request.

6.02 Agreements. The Contributors represent and warrant that, except for the Leases, the agreements set forth on Schedule 6.02, and the agreements set forth on Schedule 6.01, there are no existing contracts, agreements or arrangements (whether oral or written) binding upon the Properties or relating to the operation, management, development, leasing, maintenance or servicing thereof, other than agreements that are terminable without cause or penalty upon thirty (30) days' notice or less, or which do not, in the aggregate, have a Material Adverse Effect on any of the Properties. The termination of any of the Service Agreements prior to Closing by reason of the expiration of its term or by reason of a default thereunder shall not excuse the Partnership from its obligation to complete Closing and to pay the full Contribution Consideration, provided that if the service in question is necessary or appropriate to the proper operation of any Property, the Contributor of such Property will use commercially reasonable efforts to obtain a substitute contract on terms reasonably acceptable to the Partnership prior to Closing; provided further, however, that neither the failure to use such efforts nor the failure to obtain such a substitute contract shall excuse the Partnership's performance under this Agreement. All rights and interests under the Service Agreements (including such substitute contracts) will be assigned by the Contributors to the Partnership, and assumed by the Partnership (with respect to obligations arising after Closing), at Closing by the mutual execution of the Assignment Agreement.

6.03 Tenant Estoppel Certificates. Prior to the date of this Agreement, the Contributors have requested each Tenant under a Lease to deliver to the Partnership a written statement ("Tenant Estoppel Certificate") substantially in the form of Exhibit S attached hereto.
The Contributors agree to use reasonable efforts to obtain all Tenant Estoppel Certificates prior to the end of the Due Diligence Period. As and when the Tenant Estoppel Certificates are from time to time received by the Partnership, the Partnership shall advise the Contributors of any deviations therein from the requested form that are reasonably unsatisfactory to the Partnership. On or before the expiration of the Due Diligence Period, unless the Partnership has elected to terminate this Agreement pursuant to Section 7.01(b), the Partnership shall forward to the Contributor Parent a written notice (the "Tenant Estoppel Notice") setting forth all Tenant Estoppel Certificates that have not been received and setting forth any matters contained in the Tenant Estoppel Certificates that are reasonably unacceptable to the Partnership. The Tenant Estoppel Notice may be forwarded in conjunction with an Objection Notice pursuant to Section 7.01(c). Within ten business days after the Tenant Estoppel Notice (or such longer period on which the Partnership and the Contributor Parent may agree in writing), the parties hereto shall endeavor in good faith to negotiate with each other and with the relevant Tenants in order to resolve all issues relating to the Tenant Estoppel Certificates. Such resolution may include, by way of example, an agreement by the parties that the receipt of the missing or defective Tenant Estoppel Certificate shall be a condition to Closing, or an agreement by the parties that the defective or missing item may be included in the Landlord's Certificate referred to in Section 7.02(e), or may include such other resolution as is mutually acceptable to the parties. If the parties are unable in their sole and absolute discretion to so agree within the ten business day period as aforesaid (or such longer period on which the Partnership and the Contributor Parent may agree in writing), either the Partnership or the Contributor Parent shall have the right, at any time prior to Closing, to terminate this Agreement by providing written notice to the other, unless the Partnership waives in writing its unsatisfied objections prior to the giving of such notice of termination. The Partnership and the Trust shall be deemed to have accepted the status of all Tenant Estoppel Certificates as existing on the last day of the Due Diligence Period, except to the extent any deviations are identified in the Tenant Estoppel Notice delivered by the Partnership to the Contributor Parent by the expiration of the Due Diligence Period and are not waived thereafter. The Contributors also agree to request from the Tenants under the Leases such commercially reasonable subordination and nondisturbance agreements as may be requested by the lender under the Replacement Financing, upon the written request of the Partnership.




ARTICLE VII
CONDITIONS TO CLOSING

7.01    Due Diligence Period.

        (a) The obligations of the Partnership and the Trust under this Agreement are subject to the Partnership's and the Trust's being satisfied, in their sole and absolute discretion, during the period of time from the date of this Agreement through March 19, 1997 (the "Due Diligence Period"), with their review of all aspects of the physical, legal, title, environmental and financial condition of the Properties and the suitability of the Properties for the Partnership's intended purposes, and with the determination of the usable acreage relating to the Undeveloped Business Properties as set forth in Section 3.02.

        (b) If for any reason the Partnership determines on or before the expiration of the Due Diligence Period that the Partnership and the Trust do not desire to proceed with the transactions contemplated in this Agreement, they shall have the right to terminate this Agreement by sending written notice thereof to the Contributor Parent (a "Termination Notice") on or before 6:00 p.m. EST on the last day of the Due Diligence Period, accompanied by the payment of $100.00 as a termination fee. The Contributor Parent and the Contributors acknowledge that the costs and expenses to be incurred by the Partnership and the Trust in their due diligence analyses and investigations of the Properties, together with the payment of the $100.00 termination fee set forth above, represent fair and adequate consideration for the Contributors' entering into this Agreement.

        (c) Alternatively, the Partnership shall have the right to forward to the Contributor Parent prior to the expiration of the Due Diligence Period a notice (the "Objection Notice") setting forth any specific aspects of the physical, legal, environmental or financial condition of the Properties or their suitability for the Partnership's intended purposes that are objectionable to the Partnership, and containing the Title Objection Notice referred to in Section 5.01 and the Tenant Estoppel Notice referred to in Section 6.03. Within the period of ten (10) business days after the Objection Notice (or such longer period on which the Partnership and the Contributor Parent may agree in writing), the parties hereto shall negotiate in good faith to determine whether the Contributor Parties, in their sole and absolute discretion, are willing to correct to the satisfaction of the Partnership, in its sole and absolute discretion, whether by amendment to this Agreement or otherwise, the matters set forth on the Objection Notice. If the parties are unable to reach agreement within said period of 10 business days (or such longer period on which the Partnership and the Contributor Parent shall agree in writing), either the Partnership or the Contributor Parent shall have the right to terminate this Agreement in its entirety by giving written notice thereof to the other, unless the Partnership waives in writing its unsatisfied objections prior to the giving of such notice of termination.

        (d) If the Partnership does not provide a Notice of Termination or an Objection Notice on or before the end of the Due Diligence Period as set forth above, this Agreement shall continue in full force and effect without regard to the provisions of this Section 7.01, and the Partnership and the Trust shall be deemed for all purposes under this Agreement to have waived all warranties and representations as to matters existing at the end of the Due Diligence Period except with respect to Sections 8.01(a), (b) and (m) and any matter required to be disclosed in Sections 8.01(g), (k), (n), (o), and (p) of which Contributor Parent shall not have given notice to the Partnership prior to the end of the Due Diligence Period.

7.02 Conditions to Obligations of the Trust and the Partnership. Subject to the terms of Section 7.03 below and of Section 7.01(d) above, the obligation of the Trust and the Partnership to consummate each Closing hereunder (other than a Land Closing, which shall be governed solely by Section 7.03(c)) is conditioned upon the following conditions precedent, any one or more of which may be waived in writing by the Partnership, on behalf of itself and the Trust:

        (a) All representations and warranties of all Contributor Parties (limited, in the case of each Closing other than the Initial Closing, to representations and warranties with respect to the Property or Properties being conveyed at such Closing) shall be true in all material respects as of the date hereof and as of the Closing Date, except as to any matter referred to in Article VIII hereof of which Contributor Parent shall have given notice to the Partnership prior to any previous Closing.

        (b) Each of the Contributor Parties shall have executed, acknowledged (where appropriate) and delivered all documents and instruments required hereunder to be executed, acknowledged and delivered at such Closing.

        (c) Each of the Contributor Parties shall have performed in all material respects all of its covenants and obligations to be performed at or prior to such Closing (limited, in the case of each Closing other than the Initial Closing, to covenants and obligations with respect to the Property or Properties being conveyed at such Closing), except for any failure of such performance of which Contributor Parent shall have given notice to the Partnership prior to any previous Closing.

        (d) The Title Company shall be unconditionally committed to issue promptly following such Closing the policies of title insurance described in Section 5.01 with respect to the Properties being conveyed at such Closing;

        (e) The respective Contributors with respect to the Business Rental Properties being conveyed at each Closing shall have executed and delivered to the Partnership a certification (the "Landlord's Certificate") certifying that the statements contained in the Tenant Estoppel Certificates relating to each such Property are true and correct as of the date of such Closing, and containing such other matters on which the parties mutually agree in their sole and absolute discretion as a result of the procedures set forth in Section 6.03.

        (f) No preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, shall be in effect at Closing, and no Applicable Law shall have been enacted or promulgated between the date of this Agreement and Closing, which in either case would prevent the consummation of the transactions contemplated by this Agreement;

        (g) All necessary partnership or corporate action shall have been taken by the Contributors to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby;

        (h) Each of the other documents and instruments required by this Agreement to be delivered to the Partnership or the Trust at such Closing shall have been delivered; and

        (i) No notice shall be outstanding and uncured asserting any material violation of any Applicable Laws with respect to any of the Business Rental Properties to be conveyed at such Closing of which Contributor Parent shall not have given notice to the Partnership prior to any previous Closing.

7.03 Failure of Condition to the Obligations of the Partnership and the Trust. If one or more of the conditions to the obligations of the Partnership and the Trust as set forth in Section 7.02 have not been satisfied as of the date scheduled for Closing and remain unsatisfied for twenty (20) days after written notice thereof is provided by the Partnership to the Contributor Parent and the Partnership reconfirms its objection to such failure (which circumstance shall be referred to as a "Failure of Condition"), then:

        (a) if (i) one or more of such Failures of Conditions individually or in the aggregate result in a Material Adverse Effect on the Properties as a Whole, or (ii) one or more of such Failures of Conditions individually or in the aggregate have a Material Adverse Effect on several individual Properties such that the allocable portion of the Contribution Consideration relating to such affected Properties (as set forth on the Allocation Schedule) exceeds 15% of the Contribution Consideration, or (iii) one or more of such Failures of Condition consist of the non-fulfillment of a condition set forth in paragraphs (b), (f) or
(g) of Section 7.02, then in any such event the Partnership and the Trust may, at their option, terminate this Agreement and thereby be excused from their obligation to consummate Closing with respect to all of the Properties;

        (b) if one or more of such Failures of Conditions individually or in the aggregate have a Material Adverse Effect on one or more of the Business Rental Properties, the Partnership shall have the right to terminate this Agreement with respect to the Business Rental Property or Business Rental Properties so affected, in which case the Contribution Consideration shall be reduced by the amount allocated to the affected Business Rental Property or Business Rental Properties set forth on the Allocation Schedule and the Closing shall proceed as scheduled with respect to all other Properties not so affected; provided, however, that the Contributor Parent shall have the following rights to nullify such partial termination as follows:

             (i) if the applicable portion of the Contribution Consideration relating to the Business Rental Property or Business Rental Properties with respect to which the Partnership has sought to terminate this Agreement as aforesaid exceeds 15% of the Contribution Consideration, the Contributors shall have the right, by notice provided by the Contributor Parent to the Partnership on or before the earlier to occur of ten (10) business days after receipt of the notice of termination from the Partnership as aforesaid or the scheduled date for Closing, to terminate this Agreement in its entirety in which event this Agreement shall be null and void and of no further force or effect; or

             (ii) the Contributors shall have the right, exercisable by the Contributor Parent's providing written notice to the Partnership on or before the day which is the earlier to occur of ten (10) business days after receipt of the Partnership's notice aforesaid or the scheduled date for Closing, to correct any failure of condition and to extend the date for Closing with respect to such Property or Properties by a period of up to 90 days (the "Extended Closing"), whereupon the payment of the portion of the Contribution Consideration allocable to such Property or Properties as designated by the Contributor Parent shall be deferred until the Extended Closing, and the obligations of the Partnership and the Trust at such Extended Closing shall be subject to the curing by the Contributors of the relevant Failure of Condition. If the Failure of Condition has not been cured by the Contributors on or before the date of the Extended Closing, the Partnership shall have the right to terminate this Agreement with respect to the affected Property or Properties, and the Contribution Consideration shall be permanently reduced by the amount allocable to such Property or Properties, without any further right on part of the Contributors to cure such Failure of Condition or to defer Closing with respect thereto;

        (c) if one or more of such Failures of Condition result from the Contributors' creating any lien, encumbrance or other title defect, or incurring any obligation that results in such a lien, encumbrance or other title defect, against any of the Undeveloped Business Properties after the Initial Closing, except, in each case, as contemplated by this Agreement, and if such Failure or Failures of Condition, individually or in the aggregate, have a Material Adverse Effect on one or more of the Undeveloped Business Properties, the Partnership shall have the right to terminate this Agreement as to the Undeveloped Business Property or Properties so affected, in which case the Land Purchase Price shall be reduced by the amount allocated to such affected Property or Properties pursuant to Section 3.02, and the Closing shall proceed as scheduled with respect to all other Properties not so affected, subject, however, to the right of the Contributor Parent to nullify such partial termination and to defer conveyance of the affected Property in accordance with paragraph
(b)(ii) above in this Section 7.03;

        (d) no Failure of Condition shall excuse the obligations of the Partnership or the Trust to consummate a Closing except as set forth in this Section 7.03.

7.04 Conditions to the Obligations of the Contributors. The obligation of the Contributors to consummate Closing hereunder is conditioned upon the following conditions, any one or more of which may be waived in writing by the Contributor Parent, on behalf of all
Contributors:

        (a) All representations and warranties of the Partnership and the Trust shall be true in all material respects as of the date hereof and as of the Closing Date;

        (b) The Partnership and the Trust shall have performed in all material respects all of their covenants and obligations to be performed at or prior to Closing;

        (c) All necessary partnership and trust actions shall have been taken to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby by the Partnership and the Trust;

        (d) No preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, nor any statute, rule, regulation or executive order promulgated or enacted by any governmental authority shall be in effect at Closing which would prevent the consummation of the transactions contemplated hereby; and

        (e) Each of the other documents and instruments required by this Agreement to be delivered to the Contributors at Closing shall have been delivered.

7.05 Failure of Condition to the Obligations of the Contributor Parties. If one or more of the conditions to the obligations of the Contributor Parties as set forth in Section 7.04 have not been satisfied as of the date scheduled for Closing and remain unsatisfied for twenty
(20) days after written notice thereof is provided by the Contributor Parent to the Partnership and the Contributor Parent reconfirms its objection to such failure, the Contributor Parties may, at their option, terminate this Agreement and thereby be excused from their obligation to consummate Closing with respect to all of the Properties; provided, however, that as to a failure or failures of the condition of the type in
Section 7.04(a), the Contributor Parties may, at their option, terminate this Agreement and thereby be excused from their obligation to consummate Closing with respect to all of the Properties only if such failure or failures individually or in the aggregate result in a Material Adverse Effect on the Partnership or the Trust or result in a Material Adverse Effect on the rights of the Contributor Parties under this Agreement.





ARTICLE VIII
REPRESENTATIONS AND WARRANTIES

8.01 Representations and Warranties of Contributors. The Contributor Parties jointly and severally represent and warrant to the Trust and the Partnership as follows:

        (a) Organization; Authority. Each Contributor Party is a corporation or partnership duly formed and subsisting under the laws of its jurisdiction of formation and has the requisite corporate or partnership power and authority to enter into and perform its obligations under this Agreement. Each Contributor Party has all power and authority to own and lease the Properties that it owns and leases and to carry on its business as it is now being conducted.

        (b) Due Authorization; Binding Agreement. The execution, delivery and performance of this Agreement by each Contributor Party has been duly and validly authorized by all necessary action of the Contributor Party. This Agreement has been duly executed and delivered by each such Contributor Party, or an authorized representative of each such Contributor, and constitutes a legal, valid and binding obligation of such Contributor Party.

        (c) Consents and Approvals. No consent, waiver, approval or authorization of, or filing, registration or qualification with, or notice to, any governmental unit or any other person is required to be made, obtained or given by any such Contributor Party prior to or as a condition to the execution, delivery and performance of this Agreement, except as have been made, obtained or given.

        (d) No Violation. None of the execution, delivery or performance of this Agreement by each Contributor Party does or will, with or without the giving of notice, lapse of time or both, (i) violate, conflict with or constitute a default under any term or condition of (A) the organizational documents of such Contributor Party or any material provision of any material agreement to which such Contributor Party is a party or by which it or its assets or properties are bound, or (B) any terms or provisions of any judgment, decree, order, statute, injunction, rule or regulation of a governmental unit applicable to such Contributor Party or (ii) result in the creation of any lien or other encumbrance upon the assets or properties of such Contributor Party, except as expressly contemplated by this Agreement.

        (e)  Litigation.  Except (i) the matters, if any, set forth on
Schedule 8.01(e) and (ii) claims covered by insurance with regard to which liability is not expected to exceed $500,000.00, there are no judicial, administrative, arbitration or governmental claims, actions, suits, proceedings or investigations that have been instituted by any of the Contributor Parties, or notice of which has been served upon any of the Contributor Parties, or which to the Knowledge of the Contributor Parties are threatened, against any of the Properties, against any of the Contributor Parties relating to any of the Properties or relating to the transactions contemplated by this Agreement, or which would materially and adversely affect such Contributor Party's ability to perform its obligations and complete Closing hereunder.

        (f) Attachment; Execution; Etc. No attachments, execution proceedings, assignments for the benefit or creditors, insolvency, bankruptcy, reorganization or other proceedings are pending or, to the Knowledge of the Contributor Parties, threatened against any Contributor or any of its Properties, nor are any of such proceedings contemplated by any Contributor, which is reasonably likely to materially adversely affect such Contributor's ability to perform its obligations and complete Closing hereunder.

        (g)  Operation of Premises; Compliance with Laws; Violations,
Etc.

             (i) To the Knowledge of the Contributor Parties, except as set forth on Schedule 8.01(g), no Contributor has received any written notice from any public authority asserting any uncorrected violation of any Applicable Laws (other than Environmental Laws) with respect to any of the Properties or any portion thereof, or the condition, use or operation thereof, including, but not limited to, the Americans with Disabilities Act of 1990, and each Contributor has obtained all licenses, certificates, approvals and permits required for the conduct thereof, (A) except where the failure to do so would not have, individually or in the aggregate, a Material Adverse Effect on the Contributor or any one or more Properties, or (B) except to the extent that non-compliance is a result of a change after the date hereof in the interpretation or enforcement of existing laws and regulations and such Contributor, before such change, reasonably believed that it was in compliance. To the Knowledge of the Contributor Parties, such licenses, certificates, approvals and permits are in full force and effect, such Contributor has not taken any action that would (or failed to take any action, the omission of which would) result in the revocation or invalidity of such licenses, certificates, approvals or permits and such Contributor has not received any written notice of violation from any federal, state or municipal entity or notice of an intention by any such government entity to modify or revoke any certificate, approval, license or permit issued by it to such Contributor that in each case has not been cured or otherwise resolved to the satisfaction of such government entity, except where such failure or such action would not have a Material Adverse Effect on such Contributor or any one or more Properties.

             (ii) Except as set forth in Schedule 8.01(g), or in the Leases, the Permitted Encumbrances or any document or instrument of record, neither the Contributors, nor to the Knowledge of the Contributor Parties any previous owner of the Premises, has sold, transferred, conveyed, or entered into any agreement regarding transfer of air rights, excess floor area ratio, parking rights or other development rights relating to the Premises. To the Knowledge of the Contributor Parties, no written notice has been received by any Contributor regarding pending or threatened eminent domain proceeding affecting the Properties or any part thereof or affecting the sidewalks or any streets or public ways in front of or adjoining the Properties.

             (iii) Except as set forth in Schedule 8.01(g), each Contributor has complied in all material respects with all written work orders, requirements and demands of each and every insurance company insuring all or any part of the Premises.

             (iv) Except as set forth in Schedule 8.01(g), there are no material unperformed obligations relative to the Properties outstanding pursuant to any written agreements with any governmental or quasi-governmental body or authority, and there are no outstanding contracts or arrangements in the nature of maintenance or development bonds or any escrows or security deposits relating thereto; provided that the representation and warranty set forth in this paragraph is limited to agreements entered into by any of the Contributor Parties or, to the Knowledge of the Contributor Parties, by any other person .

        (h) Environmental Matters. Except as disclosed on Schedule 8.01(h), to the Knowledge of the Contributor Parties: (i) no Environmental Claim has been asserted against or with respect to any of the Properties; (ii) no underground storage tanks are now, or have been in the past, located in or under any of the Properties; (iii) no Hazardous Materials have been discharged, stored, treated or disposed of by the Contributors in, on or under any of the Properties in any quantities, concentrations or manner of use that violate any applicable Environmental Laws, would require remediation thereunder or (as to the Undeveloped Business Properties) would prohibit or materially adversely affect the development or financing of any of such Properties as office/industrial/flex/warehouse buildings of a type generally similar to the Business Rental Properties; and (iv) the Contributors have delivered to the Partnership or its representatives true and complete copies of all written environmental reports that are, to the knowledge of the Contributor Parties, in their possession with respect to any of the Properties.

             The term "Hazardous Materials" shall mean any substance, material, waste, gas or particulate matter which is regulated by any local governmental authority, the State in which the subject Premises is located, or the United States Government, including, but not limited to, any material or substance which is: (i) defined as a "hazardous waste", "hazardous material", "hazardous substance", "extremely hazardous waste", or "restricted hazardous waste" or words of similar import under any provision of any applicable Environmental Law; (ii) petroleum or petroleum products; (iii) asbestos; (iv) poly chlorinated biphenyl; (v) radioactive material; (vi) radon gas; (vii) designated as a "hazardous substance" pursuant to Section 311 of the Clean Water Act, 33 U.S.C. Section1251 et seq. (33 U.S.C. Section1317); (vii) defined as a "hazardous waste" pursuant to Section 1004 of the Resource Conservation and Recovery Act, 42 U.S.C. Section6901 et seq. (42 U.S.C. Section6903); or (ix) defined as a "hazardous substance" pursuant to Section 101 of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Section9601 et seq. (42 U.S.C. Section9601). The term "Environmental Laws" shall mean all statutes specifically described in the foregoing sentence and all federal, state and local environmental health and safety statutes, ordinances, codes, rules, regulations, orders and decrees regulating, relating to or imposing liability or standards concerning or in connection with Hazardous Materials. The term "Environmental Claim" shall mean any written administrative, regulatory or judicial action, suit, demand, demand letter, claim, lien, notice of non-compliance or violation, investigation or proceeding relating in any way to any applicable Environmental Law or any permit issued under any such applicable Environmental Law including, without limitation, (a) by governmental or regulatory authorities for enforcement, cleanup, removal, response, remedial or other actions or damages pursuant to any applicable Environmental Law, and (b) by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief resulting from Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment as a result of the presence of Hazardous Materials.

        (i) Utilities. To the Knowledge of the Contributor Parties, all water, sewer, gas, electric, telephone, and other public utilities and all storm water drainage required by law or necessary for the operation of the Properties: (A) either enter the Properties through open public streets adjoining the Properties, or, if they pass through adjoining private land, do so in accordance with valid public or private easements or rights of way which will inure to the benefit of the Partnership, (B) are installed, connected and operating, with all installation and connection charges paid in full, including, without limitation, connection and the permanent right to discharge sanitary waste into the collector system of the appropriate sewer authority, (C) are being utilized in compliance with all applicable governmental and environmental protection authorities' laws, rules, regulations and requirements, and
(D) have been adequate and will continue to be adequate to service the Properties as presently improved and presently used. To the Knowledge of the Contributor Parties, no moratorium or proceeding exists which threatens to impair continued furnishing of such services to the Properties at regular rates and fees. Water and sanitary sewer furnished to the Properties are public.

        (j)  Real Estate Taxes and Assessments.

             (i) Except as set forth on Schedule 8.01(j) and except for prospective reassessments, and to the Knowledge of the Contributor Parties, there are no pending proceedings for the correction or reduction of the assessed valuation of the Properties for the current or prior tax years, and to the Contributors have not received written notice that any such proceedings are threatened.

             (ii) Except as set forth on Schedule 8.01(j), and to the Knowledge of the Contributor Parties, no Contributor has received any written notice that any material special or general assessments (other than regular, annual real estate taxes) for public improvements in the nature of off-site improvements, or otherwise, that have been ordered to be made or are threatened against or affecting the Properties and would be binding upon any owner of the respective Properties after the respective Closing.

        (k)  Leases.

             (i) Except for the Leases, no Contributor has entered into any contracts for the sale, leasing or occupancy of the Properties or any portion thereof that will survive for periods after the respective Closing. There are no outstanding rights of first refusal or options granted by a Contributor to purchase all or any portion of the Properties. The copies of the documents evidencing the Leases made available to the representatives of the Partnership and the Trust, as listed on Schedule 8.01(k)(i) (the "Rent Roll"), are true, correct and complete and include all amendments, supplements and side letters relating thereto. There are no other material contracts or agreements, oral or written, between any of the Contributors or any of their Affiliates, on the one hand, and any of the tenants under the Leases, on the other hand, relating to the Properties or the provision of any services with respect to the Properties except as disclosed on
Schedule 6.02.

             (ii) Except for matters of record and subject to the right of governmental and law enforcement authorities to enter the Properties for lawful purposes, as of the Closing, no persons or entities, other than such Contributor and the tenants under the Leases and the permitted subtenants, licensees and invitees of the Contributors or such tenants, shall have any right to the possession, use or occupancy of the Properties or any portion thereof for any reason whatsoever.

             (iii) The Rent Roll is true and correct in all material respects as of the date noted thereon and discloses all Leases. The Leases include all leases, agreements to lease, subleases, tenancies, licenses and other rights of occupancy or use for all or any portion of the Properties pursuant to which such Contributor is landlord or licensor, all as amended, renewed and extended to the date of the Rent Roll, whether oral or written. There has been no material adverse change in the information set forth in the Rent Roll between the effective date of the Rent Roll and the date hereof. The Rent Roll accurately and completely sets forth the following as to each Lease:

                     (A) a description (by rentable square feet) of the leased space thereunder;

                     (B) the name of the current tenant of the space (the "Tenant") thereunder;

                     (C) the expiration dates of the current term thereof; and

                     (D) the basic and additional rents (which include all escalators, pass-throughs of taxes, expenses or other items, and all other sums payable by the Tenant to the lessor, including, without limitation, utility charges) during the original and any renewal terms thereof (collectively, "Rents").

             (iv) To the Knowledge of the Contributor Parties, each Security Deposit has been and is held by Contributor or its agent in compliance with the respective Lease and applicable law. There are no unfulfilled obligations as to Security Deposits to tenants under Leases which have expired or been terminated and there is no suit, action or other claim made, or, to the Knowledge of the Contributor Parties, pending or threatened with respect to any such Security Deposit.

             (v) To the extent the Leases provide parking spaces on a reserved basis, the respective Business Rental Properties contain sufficient parking spaces to meet the required number of reserved spaces and reasonable demand for unreserved spaces.

             (vi)  The following is true with respect to each Lease:

                     (A) to the Knowledge of the Contributor Parties, the Lease is in full force and effect in accordance with its terms. No lease has been modified, in writing or otherwise, except as shown on the Rent Roll or as set forth on the Tenant Estoppel Certificate for such Lease or on Schedule 8.01(k)(vi);

                     (B) except as set forth on Schedule 8.01(k)(vi), all obligations of the lessor thereunder which accrue prior to or on the date of Closing shall have been performed and paid for in all material respects by such Contributor on or prior to Closing;

                     (C) except as set forth in Schedule 8.01(k)(vi) and except for delinquencies in payment of rent of less than thirty (30) days, to the Knowledge of the Contributor Parties, there has been no material default or event which, with the giving of notice or the lapse of time, or both, would constitute a material default on the part of the tenant thereunder and, except as set forth in Schedule 8.01(k)(vi) the tenant has not asserted, and to the Knowledge of the Contributor Parties, has no defense to or offset or claim against its rent or the performance of its other obligations under the Lease;

                     (D) except as set forth on Schedule 8.01(k)(vi), no tenant has prepaid any rent for more than one (l) month if the lease term has commenced and two (2) months if the lease term has not yet commenced;

                     (E) to the Knowledge of the Contributor Parties, except as set forth on Schedule 8.01(k)(vi), neither the Contributors nor any prior owner of the Properties has released or discharged any guarantor, voluntarily or involuntarily or by operation of law, from any obligation with respect to the Lease that such guarantor has guaranteed;

                     (F) at the time of Closing, no rents will have been assigned, pledged or encumbered by a Contributor except for liens to be discharged at Closing;

                     (G) the amounts being assigned by the Contributor to the Partnership and representing tenant escrow deposits for taxes, insurance and utilities and representing portions of rents under gross leases allocable to taxes, insurance and utilities, constitute all amounts required to be held by such Contributor under the relevant Leases for taxes, insurance and utilities; and

                     (H) Schedule 8.01(k)(vi) accurately lists all Security Deposits or other deposits held under each of the Leases.

        (l) Title to Personal Property. The Personal Property being transferred at Closing is, or as of Closing will be, free and clear of any liens or security interests of any kind created by a Contributor or any Affiliate thereof.

        (m)  Financial Matters

             (i) Each Contributor has paid or will pay in full, at the time of the Closing or promptly thereafter, all bills and invoices for labor, goods, materials and services of any kind and taxes and assessments due and payable relating to the Properties and utility charges for periods prior to the Initial Closing or the Second Closing (as appropriate), with respect to the respective Business Rental Properties conveyed at such Closing. The responsibility for payment of such items with respect to the Undeveloped Business Properties shall be governed by Section 9.02(d).

             (ii) Except as set forth on Schedule 8.01(m), all alterations, improvements or other work required to have been completed by such Contributor prior to the Initial Closing under any reciprocal easement agreements, Leases and other agreements to which it is a party, including, without limitation, all alterations, improvements and other work or allowances therefor required to prepare space for the initial occupancy of each tenant under a lease, have heretofore been, or will at the Initial Closing be, completed and paid for in full. All material unpaid tenant allowances and unfinished tenant improvements to be paid for or done by the lessor under the Leases are described in Schedule 8.01(m). Those obligations designated on Schedule 8.01(m) as "Liabilities of the Contributors to be Paid at Closing" shall not be assumed by the Partnership and shall remain an obligation of the Contributor.

             (iii) All financial information and statements provided by the Contributors or their representatives to the Partnership or the Trust relating to the Properties are true, accurate and complete in all material respects.

        (n) Insurance To the Knowledge of the Contributor Parties, except as set forth on Schedule 8.01(n), no Contributor has received any written notice from any insurance company of any defect or inaccuracies in any of the Properties, or any parts thereof, which would adversely affect the insurability of any of the Properties, or would increase the cost of insurance beyond that which would ordinarily and customarily be charged for similar properties in the vicinity of such Properties.

        (o)  Service Agreements

             (i) The Contributors have delivered to the Partnership a current, complete and correct copy of each of the agreements (the "Service Agreements") described on Schedule 8.01(o). To the Knowledge of the Contributor Parties, except as disclosed on Schedule 8.01(o): (i) there are no agreements with respect to the operation, management, development, leasing, maintenance or servicing of any of the Properties;
(ii) as of Closing all amounts due under each Service Agreement will have been paid by the Contributors or pro-rated pursuant to Section 4.03; and
(iii) none of the Contributors has received any written notice from any party to any Service Agreement claiming the existence of any default or breach thereunder by a Contributor which would have a Material Adverse Effect on such Contributor or the relevant Property and no event or omission has occurred which, with the giving of notice or the lapse of time or both would constitute such a default.

        (p) The Undeveloped Business Properties. In addition to the foregoing representations and warranties applicable generally to all the Properties (including, except where expressly otherwise provided, the Undeveloped Business Properties), the Contributors represent and warrant as follows with respect to the Undeveloped Business Properties:

             (i) Vacant Land. There are no leases, tenancies, licenses or other rights of occupancy or use created by the Contributors (or, to the Knowledge of Contributor Parties, created by others) for any portion of the Undeveloped Business Properties, and no management, service, equipment, supply, maintenance, employment or concession agreements with respect to or affecting the Undeveloped Business Properties, except for any such rights and agreements that are terminable without cause or penalty upon thirty (30) days' notice or less and except for the Service Agreements shown on Schedule 6.02 and the matters set forth on
Schedule 6.01.

             (ii) No Violations. To the Knowledge of the Contributor Parties, no written notice has been served on any Contributor by any governmental authority requiring or calling attention to the need for any work on or with respect to the Undeveloped Business Properties or any roads, highways, streets, avenues or alleys abutting the same.

             (iii) Certain Private Contractual Obligations. Except as disclosed on Schedule 8.01(p)(iii), there are no private contractual obligations to which any Contributor is a party relating to the installation of or connection to any sanitary sewers, storm sewers or roads.

8.02 Representations and Warranties of the Partnership and the Trust. The Partnership and the Trust jointly and severally represent and warrant to the Contributors as follows:

        (a) Organization; Authority. The Partnership is a partnership duly formed and subsisting under the laws of the Commonwealth of Pennsylvania. The Trust is a duly formed and validly subsisting real estate investment trust under the laws of the State of Maryland. Each of the Trust and the Partnership has full power and authority to carry on its business as it is now being conducted.

        (b) Due Authorization; Binding Agreement. The execution, delivery and performance of all transactions, obligations and other agreements contemplated by this Agreement by the Partnership and the Trust have been duly and validly authorized by all necessary partnership and trust action, respectively. This Agreement has been duly executed and delivered by the authorized representatives of the Partnership and the Trust and constitutes a legal, valid and binding obligation of each.

        (c) Consents and Approvals. Except as contemplated under the Contributors Rights Agreement, no consent, waiver, approval or authorization of, or filing, registration or qualification with, or notice to any governmental unit or any other person is required to be made, obtained or given by the Partnership or the Trust prior to or as a condition to the execution, delivery and performance of any of the transactions, obligations and other agreements contemplated by this Agreement, except as shall have been obtained by Closing.

        (d) No Violation. None of the execution, delivery or performance of any of the transactions, obligations and other agreements contemplated by this Agreement by the Partnership or the Trust will, with or without the giving of notice, lapse of time or both, (i) violate, conflict with or constitute a default under any term or condition of the organizational documents of the Partnership or the Trust or any material provision of any contract or indenture or (ii) any terms or provisions of any judgment, decree, order, statute, injunction, ruling, or regulation of any governmental unit applicable to the Partnership or the Trust.

        (e) Securities Filings. Each of the Trust and the Partnership has filed all required documents with the SEC since January 1, 1997 including, without limitation, the Annual Report on Form 10-K for the year ended December 31, 1996 of the Trust and the Partnership (collectively, the "LPT SEC Documents"). As of their respective dates, the LPT SEC Documents complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and, at the respective times they were filed, none of the LPT SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The consolidated financial statements (including, in each case, any notes thereto) of the Trust and the Partnership included in the LPT SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto, were prepared in accordance with generally accepted accounting principles (except, in the case of the unaudited statements, as permitted by Form 10-Q of the SEC) applied on a consistent basis during the periods involved (except as may be indicated therein or in the notes thereto) and fairly presented in all material respects the consolidated financial position of the Trust and the Partnership as at the respective dates thereof and the consolidated results of their operations and their consolidated cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments and to any other adjustments described therein). Except as disclosed in the LPT SEC Documents or as required by generally accepted accounting principles, neither the Trust nor the Partnership has, since January 1, 1996, made any change in the accounting practices or policies applied in the preparation of financial statements.

        (f) Absence of Certain Changes or Events. Except as disclosed in LPT SEC Documents filed with the SEC prior to the date of this Agreement, since January 1, 1996, neither the Trust nor the Partnership has sustained any loss or interference with its business or properties from fire, flood, windstorm, accident or other calamity (whether or not covered by the insurance) that has had a Material Adverse Effect on the Trust or the Partnership, and there has been no event causing a Material Adverse Effect on the Trust or the Partnership, excluding any changes and effects resulting from changes in economic, regulatory or political conditions or changes in conditions generally applicable to the industry in which the Trust or the Partnership is involved.

        (g) No Intent to Refinance or Prepay the Replacement Financing. As of the date of Initial Closing, neither the Partnership nor the Trust plans to refinance the Replacement Financing or to repay the same any faster than required by the terms and conditions thereof.

8.03 No Other Warranties. The Partnership and the Trust hereby acknowledge that, except as expressly set forth herein, the Contributor Parties have made no representations with respect to the Properties or any matter relating thereto in any manner whatsoever, and that the Partnership is purchasing the Properties on an "as-is" basis without relying on any representations other than those expressly made herein.



ARTICLE IX
ADDITIONAL AGREEMENTS

9.01 Operation of the Properties Pending the Closing. Between the date hereof and the Closing Date:

        (a) Condition of Business Rental Properties. Each Contributor shall maintain its Business Rental Properties in substantially the same condition as exists on the date hereof, ordinary wear and tear excepted. The Contributors will not in any manner materially alter the condition of the Business Rental Properties, such as, without limitation, the removal therefrom of soil or other ground conditions or the making of any changes or alterations to the buildings and improvements thereon.

        (b) Contracts; Leases. No Contributor shall enter into any contract for services provided to or for the benefit of the Business Rental Properties which shall not terminate by its terms on or before the Closing Date or which cannot be terminated at the Closing without cost, penalty or premium, and shall not enter into any lease for any portion of the Business Rental Properties without first obtaining the Partnership's prior written consent, as described in Section 6.01.

        (c) Mechanic's Liens. All payments required to be made to contractors, subcontractors, mechanics, materialmen and all other persons in connection with work done or services performed prior to Closing with respect to the Business Rental Properties shall be made by the Contributors as and when due, but in any event at or prior to the Closing.

        (d) Notices. Each Contributor shall promptly deliver to the Partnership and the Trust a copy of (i) any tax bill, notice or assessment, or written notice of change in a tax rate or assessment affecting its Business Rental Properties, (ii) any written notice or claim of violation of any Applicable Law, (iii) any written notice of any taking or condemnation affecting or relating to its Business Rental Properties, (iv) any written notice instituting or asserting any material claim, action, investigation or proceeding affecting the Business Rental Properties, and (v) any other written notice materially affecting or relating to its Business Rental Properties, but in each case only to the extent received by such Contributor. The Contributors shall also promptly deliver to the Partnership and the Trust written notice of any material casualty affecting the Business Rental Properties.

        (e) Responsibility for Assessments. If, at or prior to the Closing, the Business Rental Properties or any part thereof shall be or shall have been affected by an assessment or assessments which are or may become payable in installments, then the installments shall be prorated and the Contributors shall pay at Closing the portion of the installments which are attributable to periods prior to Closing, and the Partnership shall be responsible to pay the portion of the assessment(s) attributable to periods from and after Closing.

        (f) Investigation. Subject to the rights of Tenants, each Contributor Party shall afford the Partnership and its representatives full access to its Business Rental Properties, to all files, records and other information relevant to its Business Rental Properties as they shall reasonably request, and the Partnership shall have the right to perform such tests and studies (including without limitation topographical studies, soils tests and engineering, environmental and other tests), prepare such plans and surveys and make such applications, inquiries and searches of governmental records as they shall deem necessary or appropriate in connection with their evaluation of the Business Rental Properties, and the Contributor Parties shall cooperate fully with such investigation of the Business Rental Properties, at no cost to the Contributor Parties. With respect to material damage to the Business Rental Properties caused by the Partnership, the Trust or their representatives during any such investigation, the Partnership and the Trust shall restore such damaged areas to substantially the same condition existing prior to such investigation.

        (g) Compliance with Obligations. The Contributors shall comply in all material respects with all of their obligations under the Leases, the Service Agreements and any other material agreements and contractual arrangements by which the Business Rental Properties are bound or affected.

        (h) Actions. The Contributor Parties will not wilfully take any action which would render materially untrue any of the representations or warranties of the Contributor Parties herein contained, and not omit to take any action, the omission of which would render materially untrue any such representation or warranty, but this provision shall automatically expire at Closing.

9.02 Operations Relating to the Undeveloped Business Properties Pending the Land Closings. Between the date hereof and the dates of the respective Land Closings:

        (a) Condition of Undeveloped Business Properties. The Contributors shall not materially alter the condition of the Undeveloped Business Properties, such as, without limitation, the removal therefrom of soil or change of grade or other ground conditions. Furthermore, the Contributors shall have no obligation to make any improvements to any of the Undeveloped Business Properties.

        (b) Contracts; Leases. The Contributors shall not enter into any contract affecting the Undeveloped Business Properties which shall not terminate by its terms on or before a respective Land Closing or which cannot be terminated at such Closing without any cost, penalty or premium that is not paid by a Contributor, and shall not enter into any lease for any portion of the Undeveloped Business Properties.

        (c) Notices. Each Contributor shall promptly after receipt thereof deliver to the Partnership and the Trust a copy of (i) any tax bill, notice or assessment, or written notice of change in a tax rate or assessment affecting its Undeveloped Business Properties, (ii) any written notice or claim of violation of any Applicable Law, (iii) any written notice of any taking or condemnation affecting or relating to its Undeveloped Business Properties, (iv) any written notice instituting or asserting any material claim, action, investigation or proceeding affecting the Undeveloped Business Properties, or (v) any other written notice materially affecting or relating to its Undeveloped Business Properties, but in each case only to the extent received by such Contributor. The Contributors shall also promptly deliver to the Partnership and the Trust written notice of any material casualty affecting the Undeveloped Business Properties.

        (d) Responsibility for Taxes, Assessments and Maintenance Costs. Except as set forth below with respect to real estate taxes, the Partnership shall bear all special and general assessments, maintenance costs (including lawn mowing and landscaping), insurance premiums, assessments and contributions under recorded instruments, association dues and all other ordinary and necessary costs of owning and operating the Undeveloped Business Properties incurred for periods after the Initial Closing, and Land Seller shall pay when due all such costs for periods prior to the Initial Closing. Land Seller shall pay when due real estate taxes with respect to the Undeveloped Business Properties for all periods prior to the date (the "Cut-Off Date") which is 18 months after the Initial Closing Date or, with respect to any Undeveloped Business Property conveyed to the Partnership or its Designee hereunder prior to the Cut-Off Date, the date of the respective Land Closing with respect thereto. The Partnership shall pay when due all other real estate taxes imposed for periods after the Initial Closing Date with respect to the Undeveloped Business Properties. In implementation of the foregoing provisions as applicable to Undeveloped Business Properties that have not been conveyed to the Partnership prior to the Cut-Off Date:
(i) on or after the Cut-Off Date, the Contributors shall forward from time to time to the Partnership invoices, supported with copies of tax bills, for that portion of the real estate tax obligation for such Undeveloped Business Properties that relates to periods after the Cut-Off Date, and the Partnership shall pay such invoice promptly after receipt thereof; and (ii) the Partnership and the respective Contributor shall direct that all real estate tax bills for tax years after the Cut-Off Date be addressed directly to the Partnership, and such invoices shall be paid directly by the Partnership. The Partnership shall provide to the Contributors, promptly after payment, copies of receipts evidencing the payment of such tax bills. To the extent that provisions of this paragraph are inconsistent with the proration provisions of Section 4.03, the provisions hereof shall govern the prorations of costs at the Land Closings.

        (e) Cooperation. At the request of the Partnership or the Trust, from the date of this Agreement until the earlier to occur of the tenth anniversary of the Initial Closing Date or the date on which the Land Purchase Price has been paid in full, the Contributors shall cooperate with and assist the Partnership and the Trust, at the sole cost and expense of the Partnership and the Trust, in obtaining any permits or other approvals required for their intended subdivision, resale or development of the Undeveloped Business Properties but in all events in a manner reasonably consistent with the then existing development of the business parks in which the relevant Undeveloped Business Properties are located, and in granting such easements and rights-of-ways as may be necessary or appropriate in order to provide the Undeveloped Business Properties with access to utilities, storm and sanitary sewage, roadways and other services reasonably necessary or appropriate to the development of the Undeveloped Properties in a manner reasonably consistent with the development of the Undeveloped Business Properties as office/industrial/flex/warehouse buildings of a type generally similar to the Business Rental Properties but in all events in a manner reasonably consistent with the then existing development of the business parks in which the relevant Undeveloped Business Properties are located. The Contributors consent to the Partnership's and the Trust's procurement of such permits or other approvals with respect to the Undeveloped Business Properties prior to the Land Closings provided that no such permit shall be binding upon such Property until the respective Land Closing, and further consent to the Partnership's and the Trust's granting of such easements and rights-of-way as aforesaid and agree to execute, acknowledge and deliver (at no cost to the Contributors) instruments in customary form creating or confirming the grant of such easements and rights-of-way.

        (f) Investigation. The Contributors shall afford the Partnership, the Trust and their representatives full access to the Undeveloped Business Properties, to all files, records and other information relevant to the Undeveloped Business Properties as they shall reasonably request, and the Partnership and the Trust shall have the right to perform such tests and studies (including without limitation topographical studies, soils tests and engineering, environmental and other tests), prepare such plans and surveys and make such applications, inquiries and searches of governmental records as they shall deem necessary or appropriate in connection with their evaluation of the Undeveloped Business Properties, and the Contributors shall cooperate fully with such investigation of the Undeveloped Business Properties, at no cost to the Contributors. With respect to material damage to the Undeveloped Business Properties caused by the Partnership, the Trust or their representatives during any such investigation, the Partnership and the Trust shall restore such damaged areas to substantially the same condition existing prior to such investigations.

        (g) Signs. Without the prior written consent of the Contributor Parent (which shall not be unnecessarily withheld), the Partnership shall not place any signs upon any Undeveloped Business Property prior to the purchase of such Property by the Partnership or its Designee.

9.03 Public Announcements. The Partnership and the Trust on the one hand, and the Contributors on the other hand, will consult with each other before issuing any press release or otherwise making any public statement with respect to this Agreement or the transactions contemplated hereby, and no party shall issue any press release or make any such public announcement prior to such consultation, except as may be required by law, the Securities and Exchange Commission or by the securities exchange on which the Shares are then traded.

9.04 Woodland Building G; 3875 Faber Place. If at the time of the Initial Closing either: (a) the respective Contributor has not reimbursed Metro Fiber Systems of Florida, Inc. ("Woodland Tenant") for work being performed by the Woodland Tenant on the Property identified as Woodland Building G, or (b) the respective Contributor has not paid all Tenant Costs incurred in connection with the lease executed on or about the date of this Agreement with a Tenant (the "Faber Tenant") with respect to space in the Property identified as 3875 Faber Place, then in either or both of such events the Partnership and the Trust shall nevertheless be required to complete Closing (assuming all other conditions to Closing are satisfied). In such event: (a) the Contributors shall remain liable after Closing to pay all Tenant Costs with respect to the Woodland Tenant and the Faber Tenant, and (b) one or more of the Contributors shall deposit with the Title Company at the Initial Closing the sum of $522,408.50 (with respect to the Woodland Tenant) and/or $200,000 (with respect to the Faber Tenant), to be held pursuant to a mutually acceptable Escrow Agreement providing for periodic disbursements, in order to secure the compliance by the Contributors with their obligations under this Section. In addition, one or more of the Contributors shall deposit with the Title Company at the Initial Closing the sum of $50,000 (the "Deposit"), to be held pursuant to a mutually acceptable Escrow Agreement providing that if a letter of intent with a prospective tenant for Suite 200, 4055 Faber Place shall be entered into within six months after the Initial Closing and within seven months after the Initial Closing the Partnership shall have entered into a lease pursuant thereto, and if such lease is on market terms for a term of at least one year, then (a) if said lease provides for an average annual gross rent equal to not less than $50,000, then the entire Deposit shall be distributed to such Contributor, and (b) if said lease provides for an average annual gross rent of less than $50,000, then an amount equal to the difference between such average annual gross rent and $50,000 shall be distributed to the Partnership and the balance of the Deposit shall be distributed to such Contributor. If the aforesaid letter of intent and lease shall not have been entered into within the time periods specified above, then the Deposit shall be distributed to the Partnership.

9.05    Financial Information SEC Filings;

        (a) Contributor Parent and the Contributors shall promptly, at the request of the Partnership and at the expense of the Partnership, make available to the Partnership the historical financial information in their possession regarding the operation of the Business Rental Properties to the extent the Partnership needs such information to prepare stand-alone financial statements for such operations in accordance with generally accepted accounting principles, as of the end of fiscal year 1996. Contributor Parent and the Contributors agree to cooperate with the Partnership and any auditor engaged by the Partnership to audit such financial statements.

        (b) Promptly after filing them with the SEC, the Trust and the Partnership will provide copies to the Contributor Parent of all of the LPT SEC Documents filed after the date hereof.

9.06    Post-Closing Covenants of the Partnership and the Trust.

        (a) No Sale of Contributed Business Rental Properties. The Partnership shall not dispose of any of the Contributed Business Rental Properties (except for the Woodfield Spec One Building referred to in
Section 2.01) in a transaction that is taxable, in whole or in part, for federal income tax purposes at any time on or before the fifth anniversary of the date of the Initial Closing.

        (b) No Distribution of Contributed Business Rental Properties. The Partnership shall not distribute any of the Contributed Business Rental Properties to any partner of the Partnership at any time on or before the fifth anniversary of the date of the Initial Closing (or, in the case of any Contributed Business Rental Property contributed to the Partnership at a later Closing, the fifth anniversary of such Closing).

        (c) No In-Kind Distribution to Contributors. The Partnership shall not distribute any property (other than cash) to any Contributor that is a partner of the Partnership at any time on or before the fifth anniversary of the date of the Initial Closing (or, if any Contributed Business Rental Property is contributed to the Partnership at a later Closing, the fifth anniversary of such Closing), without the prior written consent of such Contributor, which consent may be withheld for any reason or for no reason.

        (d) No Prepayment of Replacement Financing. On or before the second anniversary of the date of the Initial Closing, the Partnership shall not refinance or repay the Replacement Financing and shall not make any voluntary prepayment of principal or interest thereon.

        (e) Right to Guarantee Other Partnership Debt. The Partnership grants the Contributors of the Contributed Business Rental Properties the right, but not the obligation, to guarantee Partnership indebtedness in an amount not to exceed $36,643,750, which is sufficient to permit the Contributors to avoid a constructive cash distribution to any of them under Section 752 of the Code pursuant to a guaranty agreement in form acceptable to the Contributors. Each such Contributor shall have such rights during the period of time that such Contributor is a partner in the Partnership. No Contributor shall have a right of contribution against any other partner of the Partnership to recoup any portion of a lender's recovery under such guaranty agreement. The Partnership agrees to cooperate with any Contributor desiring to guarantee partnership indebtedness pursuant hereto and shall use its reasonable efforts to ensure that the lender under any such indebtedness will accept each such guaranty agreement.

        (f)  Traditional Allocation Method.  With respect to the
Contributed Business Rental Properties, the Partnership shall use the traditional method of making Section 704(c) allocations, in accordance with Treasury Regulation Section 1.704-3(b).




ARTICLE X
NOTICES

10.01 Addresses. All notices, demands, requests or other communications required or permitted under the terms of this Agreement shall be in writing and, unless and until otherwise specified in a written notice by any party addressed to and delivered in the manner set forth in this Section 10.01, shall be sent to the parties at the following addresses:

if intended for any of the Contributor Parties:

The Liberty Corporation
2000 Wade Hampton Boulevard
Greenville, SC  29615
Attention:  Martha G. Williams, Esquire
Fax:  864-609-3176

with a copy delivered in the
manner provided to:

F. Louise Adams, Esquire
Sutherland, Asbill & Brennan, L.L.P.
999 Peachtree Street, N.E.
Atlanta, GA 30309-3996
Fax:  404-853-8806

if intended for the Trust or
the Partnership:

Liberty Property Trust
65 Valley Stream Parkway
Suite 100
Malvern, PA 19355
Attention:  Joseph P. Denny, President
Fax:  (610) 644-4129

with a copy sent in the
manner provided to:

Herman C. Fala, Esquire
Wolf, Block, Schorr and Solis-Cohen
S.E. Corner 15th and Chestnut Sts.
Philadelphia, PA  19102
Fax:  (215) 977-2346

10.02 Manner of Sending Notices. Each such notice, demand, request or other communication shall be deemed to have been properly served for all purposes if: (a) hand delivered against a written receipt of delivery;
(b) mailed by registered, certified or express mail of the United States Postal Service, return receipt requested, postage prepaid; (c) delivered to a nationally recognized overnight courier service for next business day delivery, to its addressee at the address set forth above in this Section; or (d) delivered via telecopier or facsimile transmission to the facsimile number listed in this Section, provided, however, that if such communication is given via telecopier or facsimile transmission, an original counterpart of such communication shall be sent no later than the next business day in the manner specified in clause (a), (b) or (c) of this Section 10.02. Each such notice, demand, request or other communication shall be deemed to have been received by its addressee upon the earlier of: (i) actual receipt (which, in the case of facsimile transmission, may be evidenced by voice or electronic confirmation) or refusal by the addressee or others in the addressee's organization; or
(ii) one (1) business day after delivery to the courier if sent pursuant to clause (c) above.




ARTICLE XI
CASUALTY AND CONDEMNATION

11.01 Insurance. Each Contributor shall maintain in full force and effect until the Closing Date the fire and extended coverage insurance policies now in effect on the Properties of such Contributor.

11.02 Casualty; Risk of Loss. In the event that any building on a Property shall have been materially damaged by fire or other casualty prior to the conveyance of such Property hereunder, the Contributors shall promptly notify the Partnership. If either (a) the terms of the lease or leases of any tenant or tenants whose base rents represent in the aggregate more than twenty percent (20%) of the base rent for such Property would permit such tenant or tenants to terminate their leases, or (b) the cost of restoration exceeds twenty percent (20%) of the value of such Property, the Trust and the Partnership shall have the right to provide written notice (the "Termination Notice") to the Contributor Parent that the Partnership desires to terminate this Agreement as to such Property. If the Partnership does not send a Termination Notice, the Contributor shall, unless it elects to restore pursuant to the next sentence, prior to Closing, clear the site of debris and pay to the Partnership at settlement the amount of all insurance proceeds received by the Contributors (reduced by the costs of clearing the site and recovering the insurance proceeds) plus the deductible amount under the relevant insurance policy, and shall assign to the Partnership at Closing the Contributor's entire interest in and right to receive all insurance proceeds payable in connection with such casualty, without any reduction in the Purchase Price by reason of such assignment. If the Partnership sends a Termination Notice as aforesaid, the Contributor Parent shall have the right to nullify such termination, by providing written notice to the Partnership, within ten business days after the Contributor Parent's receipt of the Termination Notice (but in any event prior to the scheduled date for Closing), stating that the Contributors desire to contribute such Property and agree, within a period of 120 days after the date scheduled for Closing of such Property, to complete the restoration of the Property substantially to its condition prior to the casualty and to obtain the written confirmation of all tenants of such Property that their leases shall remain in full force and effect notwithstanding the casualty and restoration. Thereupon, the closing of the conveyance of such Property shall be deferred until the completion of such restoration and the obtaining of such tenant confirmations, the completion and receipt of which within the 120-day period as aforesaid shall be a condition to the Partnership's obligation to consummate the purchase of Property. In such event, a portion of the Contribution Consideration allocated to such Property pursuant to Section 2.05 shall be deferred and shall be paid at the Extended Closing. If the Partnership issues a Termination Notice and the Contributor Parent does not elect to nullify such notice, or if the Partnership thereafter terminates this Agreement for failure of the Contributors to timely complete the restoration work and obtain the tenant confirmations as aforesaid, this Agreement shall be null and void as to the Property to affected and as to the portion of the Contribution Consideration allocable thereto. Each Contributor will certify to the Trust and the Partnership at the respective Closing that to its knowledge, no material damage by fire or other casualty has occurred, or, if such has occurred, will describe in writing the nature and extent of such damage and whether such damage has been restored.

11.03    Condemnation.

        (a) If any of the Business Rental Properties or any material part thereof shall be taken by the exercise of the power of eminent domain after the date hereof and prior to the conveyance of such Property hereunder, this Agreement may be terminated by the Trust and the Partnership as to such Property by written notice to the applicable Contributors. In the event of such termination, none of the Trust, the Partnership or such Contributor shall have any further rights or obligations under this Agreement and as to such Properties, but as to all other parties and as to any other Properties this Agreement shall remain in full force and effect and there shall be an equitable reduction in the Contribution Consideration. If this Agreement as to such Properties is not so terminated, then this Agreement as to such Properties shall continue in full force and effect and there shall be no change in the Purchase Price, and thereafter the Partnership shall have the sole authority to negotiate and settle all claims, disputes and awards with respect thereto. As of Closing, each Contributor shall cause all of such Contributor's rights and claims to any awards arising therefrom as well as the amount of any money theretofore received by such Contributor on account thereof, net of any expenses incurred by such Contributor, including, without limit thereto, reasonable counsel fees, in collecting the award and costs of restoration paid or incurred, to be part of the assets of such Contributor contributed to the Partnership. As of Closing, each Contributor shall transfer to the Partnership all of such Contributor's rights and claims (less reasonable repair and restoration costs theretofore paid or incurred by such Contributor) to any awards arising therefrom as well as the amount of any money theretofore received by such Contributor on account thereof, net of any expenses incurred by such Contributor, including, without limit thereto, reasonable counsel fees, in collecting the award. With respect to any such taking after the date of this Agreement, the affected Contributor shall furnish to the Partnership a copy of the declaration of taking promptly after Contributor's receipt thereof.

        (b) If any of the Undeveloped Business Properties or any portion thereof shall be taken by the exercise of the power of eminent domain after the date hereof: (i) such event shall not affect or impair the rights and obligations of the parties hereunder, except that the Contributors shall be excused from conveying that portion of the Properties so taken; (ii) the Partnership or its Designee shall have the sole authority to negotiate and settle all claims, disputes and awards with the condemning authority and to retain all awards resulting from such condemnation; and (iii) there shall be no change in the Land Purchase Price.

        (c) Each Contributor will certify to the Trust and the Partnership at Closing that no such taking has occurred, or, if such has occurred will describe in writing the nature and extent of such taking.




ARTICLE XII
MISCELLANEOUS

12.01 Brokers. The Trust and the Partnership jointly and severally represent and warrant to the Contributors that they have dealt with no broker or other intermediary in connection with the transactions contemplated by this Agreement, with the exception of CB Commercial, whose fees shall be paid by the Partnership. The Contributors jointly and severally represent and warrant to the Partnership and the Trust that they have dealt with no broker or other intermediary in connection with the transactions contemplated by this Agreement, with the exception of CB Commercial. In the event that any broker or other intermediary claims to have dealt with any of the Contributors or with the Trust or the Partnership in connection with the transactions contemplated by this Agreement, to have introduced the Properties to the Trust or the Partnership for contribution or sale, or to have been the inducing cause of the contribution or sale, each of the Contributors and the Trust and the Partnership shall indemnify, defend and save the others harmless from and against any claim for commission or compensation by such broker or other intermediary, as well as all costs and liabilities incurred by the others by reason thereof, if its representation or warranty above is false.

12.02 Successors and Assigns. This Agreement shall bind and inure to the benefit of the parties hereto and their respective heirs, executors, personal representatives, successors and assigns. Except to the extent this Agreement permits the Partnership to designate a Designee to receive title to the Undeveloped Business Properties, this Agreement and the rights arising hereunder may not be assigned by any party without the consent of the other parties hereto (provided that the Contributor Parent shall have the authority to consent or withhold consent on behalf of all of the Contributors as attorney-in-fact).

12.03 Captions or Headings; Cross-References. The captions or headings of the Sections of this Agreement are for convenience only, and shall not control or affect the meaning or construction of any of the terms or provisions of this Agreement. References in this Agreement to Sections and paragraphs are references to Sections and paragraphs of this Agreement, unless expressly stated to the contrary. References in this Agreement to Exhibits and Schedules are, unless expressly stated to the contrary, references to Exhibits and Schedules to this Agreement, each of which is part of this Agreement.

12.04 Amendments. No change, alteration, amendment, modification or waiver of any of the terms or provisions of this Agreement shall be valid, unless in writing and signed by the parties to this Agreement who are or will be affected thereby.

12.05 Applicable Law. This Agreement shall be governed and construed according to the laws of the jurisdiction in which the Properties are located as to the contribution or purchase of such Properties and by the laws of the Commonwealth of Pennsylvania as to all other matters arising hereunder.

12.06 Survival of Representations and Warranties. Except where it is expressly provided that a representation or warranty shall not survive Closing, all representations and warranties contained in this Agreement shall survive Closing or a respective Land Closing for a period one (1) year, and shall expire after such period except with respect to claims asserted in writing, with reasonable specificity as to the facts giving rise to such claim, prior to the end of such period. Furthermore, in no event shall there be any liability for any breach of any representation or warranty even if a claim therefor has been submitted within such one-year period, unless either: (a) the basis of such claim has been resolved to the mutual satisfaction of the relevant parties hereto or (b) legal action with respect thereto has been commenced, in either case within two (2) years after the relevant Closing or Land Closing.

12.07    Indemnification.

        (a) To the extent and in the manner provided in this Section 12.07, the Contributor Parties hereby jointly and severally agree to indemnify and hold harmless the Trust, the Partnership, each Affiliate of the Trust or of the Partnership and their respective heirs, successors, employees, officers, agents, trustees, directors, personal representatives and assigns (each, a "Trust Indemnified Party" and collectively, the "Trust Indemnified Parties") from, against and in respect of all demands, claims, actions or causes of action, assessments, taxes, losses, fines, penalties, damages, liabilities, costs and expenses (including, without limitation, reasonable attorneys' fees and expenses, costs of litigation and reasonable fees and expenses of accountants) and charges (collectively, "Losses") sustained or incurred:

             (i) as a result of or arising out of any inaccuracy in or breach of any representation, warranty or covenant of any of the Contributor Parties in this Agreement, any assignment or other agreement transferring assets or property (or interests therein), or in any other agreement or certificate executed in connection with this Agreement or with respect to the assignment, conveyance, contribution or transfer of the Properties (or interest therein), assets, agreements, rights or other instruments conveyed, assigned, contributed or otherwise transferred to the Trust, the Partnership or any subsidiary of the Trust or the Partnership; or

             (ii) accruing and arising on or prior to the Closing Date (or arising after the Closing Date but pertaining to the period on or prior to the Closing Date) under the Leases, Service Agreements, and any and all contracts as to which any of the Contributors is a party or by which any of them is bound with respect to the Properties;

        (b) To the extent and in the manner provided in this Section 12.07, the Partnership and the Trust jointly and severally agree to and shall indemnify and hold harmless the Contributor Parties and their Affiliates and their respective heirs, successors, employees, officers, agents, trustees, directors, personal representatives and assigns from, against and in respect of any and all Losses sustained or incurred:

             (i) as a result of or arising out of any inaccuracy in or breach of any representation, warranty or covenant of any of the Trust, Partnership, subsidiary of the Trust or of the Partnership in this Agreement, any assignment or other agreement transferring assets or property (or interests) therein, or in any other agreement or certificate executed in connection with this Agreement or with respect to the assignment, conveyance, contribution or transfer of the Properties (or interest therein), assets, agreements, rights or other instruments conveyed, assigned, contributed or otherwise transferred to the Trust, the Partnership or any subsidiary of the Trust or the Partnership; or

             (ii) accruing and arising after the Closing Date (other than those arising after the Closing Date and pertaining to the period prior to the Closing Date) under the Leases, Service Agreements, and any and all contracts assumed by the Partnership hereunder.

        (c) If a claim arises as to which a party hereto is entitled to indemnification hereunder (an "Indemnitee"), such Indemnitee shall give prompt notice of such claim to the party obligated to indemnify the Indemnitee (an "Indemnitor") specifying the details of such claim of Loss (as to which notice to the Partnership shall be considered sufficient notice as to all Indemnitors who are obligated to indemnify the Indemnitees together with the Partnership, and as to which notice to the Contributor Parent shall be considered sufficient notice as to all Indemnitors who are obligated to indemnify the Indemnitee together with the Contributor Parent, provided, however, that the failure to provide notice as aforesaid shall not relieve an Indemnitor from its indemnification obligations hereunder unless, and only to the extent, that such failure materially prejudices the Indemnitor's defense with regard to such claim).

        (d) If notice of a claim for indemnification under Section 12.07(c) is asserted under this Section 12.07, the Indemnitor shall have the right, at its own expense, to assume the defense of any claim, action or proceeding ("Claim") asserted which resulted in the claim for indemnification, and if such right is exercised, the Indemnitee shall cooperate in the defense of such Claim, including, without limitation, assigning any rights the Indemnitee may have against third parties with regard to such Claim. Indemnification of the parties entitled to indemnification hereunder pursuant to this Section 12.07 shall be the exclusive remedy of such parties for any breach of any representation, obligation, warranty or covenant of any Indemnitor and the liability of all such parties shall be limited as expressly provided in this Section 12.07.

        (e) The joint and several obligations of the Contributor Parties as Indemnitors and the joint and several obligations of the Trust and the Partnership as Indemnitors, respectively, are further subject to the following limitations; provided, however, that the obligations of the Partnership and the Trust under Section 3.03 of this Agreement or to the obligations and any liability of the parties under or in connection with the Contributors Rights Agreement, and no payments required pursuant to
Section 3.03 of this Agreement or pursuant to or in connection with the Contributors Rights Agreement shall be counted for purposes of the following limitations:

             (i) There shall be no obligation unless and until the aggregate amount of all Losses suffered by the party or parties to be indemnified exceeds $1,000,000 and then only for Losses in excess of such amount.

             (ii)  In no event shall the Contributor Parties
(collectively) or the Partnership and the Trust (collectively) be liable for indemnification payments in an aggregate amount exceeding $4,000.000.

12.08 Further Assurances.At or after Closing or a respective Land Closing, the Contributors shall execute and deliver to the Partnership, or to any Designee, such other documents or instruments as in the reasonable opinion of counsel for the Trust and the Partnership may be necessary to effectuate the transactions described in this Agreement and to transfer the Properties as contemplated by this Agreement, provided that such documents or instruments do not increase the liability of any of the Contributors under this Agreement.

12.09 Counterparts. This Agreement may be executed in counterparts, each of which shall constitute an original, but all together shall constitute one and the same Agreement.

12.10 Limited Liability of Trustees of the Trust. Notwithstanding anything to the contrary contained herein, the trustees of the Trust shall have no personal liability or recourse of any nature under this document. The other party or parties hereto shall look solely to the assets of the Trust to satisfy any liability or recourse hereunder.

12.11 Time of the Essence. Time is of the essence of this Agreement. In computing the number of days for purposes of this Agreement, all days shall be counted, including Saturdays, Sundays and holidays (other than where business days are expressly specified); provided, however, that if the final day of any time period provided in this Agreement shall end on a Saturday, Sunday or legal holiday, then the final day shall extend to 5:00 p.m. of the next full business day. For the purposes of this Section, the term "holiday" shall mean a day other than a Saturday or Sunday on which banks in any of the states in which the Real Property is located are or may elect to be closed.

12.12 Entire Agreement. This Agreement and the Exhibits and Schedules hereto and the other agreements required to be executed hereby contain the entire understanding of the parties with respect to the subject matter hereof, and supersede all prior or other negotiations, representations, understandings and agreements of, by or among the parties, express or implied, oral or written, which are fully merged herein. The express terms of this Agreement control and supersede any course of performance or customary practice inconsistent with any such terms. Any agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of this Agreement unless such agreement is in writing and signed by the party against whom enforcement of such change, modification, discharge or abandonment is sought.

12.13 Execution via Telecopier. Executed counterparts of this Agreement transmitted by telecopier shall be deemed to constitute an original for all purposes.

12.14 Confidential Information. Except as otherwise provided in this Agreement, the Partnership agrees that prior to Closing any information provided to the Partnership by the Contributors in the transactions contemplated by this Agreement or obtained by the Partnership from its examinations and inspections will be kept confidential by it and its affiliates, agents, advisors and employees; provided, however, that disclosure of such information may be made: (i) to any present or prospective sources of financing on a need to know basis, subject to customary confidentiality provisions; (ii) to the extent that the same shall have or otherwise become publicly available other than as a result of a disclosure by the Partnership or its Designee(s) or their Affiliates; (iii) to the extent required to be disclosed by law or during the course of any litigation, hearing or other legal proceeding; (iv) with the written consent of a Contributor; or (vi) to the extent the Partnership or the Trust is required to make such releases or announcements by reason of the Trust being a public company. If Closing does not occur, the Partnership and the Trust shall return all confidential information to the Contributors. The provisions of this section shall survive the termination of this Agreement in the event that Closing does not take place.


IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have executed this Agreement as of the day and year first above written.

                          Contributor Parties:

                          THE LIBERTY CORPORATION,  a
                          South Carolina corporation

                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                          LIBCO OF FLORIDA, INC.


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------




                          LPC OF S.C., INC.


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                          SOUTHCHASE DEVELOPMENT CORPORATION



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                          COMMERCE CENTER OF GREENVILLE, INC.



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                          PARK AVENUE ASSOCIATES, INC.



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------






                         LIBERTY LIFE INSURANCE COMPANY



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------



The Partnership:


                          LIBERTY PROPERTY LIMITED PARTNERSHIP,
                          a Pennsylvania limited partnership


                          By:  Liberty Property Trust,
                               a Maryland real estate investment trust
                               and sole general partner



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------



                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------




The Trust:


                          LIBERTY PROPERTY TRUST,
                          a Maryland real estate investment trust


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------


                          By:
                               ------------------------------
                          Name:
                               ------------------------------
                          Title:
                               ------------------------------



EXHIBIT 10.11

                          CONTRIBUTORS RIGHTS AGREEMENT

This Contributor Rights Agreement (this "Agreement") is made as of the day of May, 1997, by and among THE LIBERTY CORPORATION, a South Carolina corporation (the "Contributor Parent"), the subsidiaries of Contributor Parent identified on the signature page hereof as Contributors and LIBERTY PROPERTY TRUST, a Maryland real estate investment trust (the "Trust").

                                INTRODUCTION

A. The Contribution and Acquisition Agreement, dated as of March 5, 1997, as amended by Amendment No. 1 to Contribution and Acquisition Agreement dated as of April 17, 1997, has been entered into by and among the Contributor Parent and the Contributors (as defined therein), Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Partnership"), and the Trust (the "Contribution Agreement").

B. Under the terms of the Contribution Agreement, in addition to the other consideration contemplated thereunder, the Contributors will be issued certain interests of limited partnership ("Partnership Interests") of the Partnership. In accordance with their terms, such Partnership Interests will be convertible into Common Shares of Beneficial Interest, $0.001 par value (the "Shares"), of the Trust.
Such issuances of Partnership Interests have not been registered under the Securities Act. No current offer or sale of the Shares is being made at this time, nor has any such offer or sale been registered under the Securities Act. In certain circumstances provided in this Agreement, the Contributors may elect to sell some or all of their Partnership Interests to the Trust instead of converting them into Shares.

C. In order to induce the Trust and the Partnership to enter into the Contribution Agreement and to induce the Contributor Parent and the Contributors to enter into the Contribution Agreement and to consummate the transactions contemplated thereby, the Contributors and the Trust hereby agree that this Agreement shall govern the rights and obligations of the Contributors and the Trust with respect to the Partnership Interests issued to the Contributors in accordance with the terms of the Contribution Agreement, any Shares issuable upon the conversion of such Partnership Interests and certain other matters, as set forth herein.

        Certain Definitions. Unless the context otherwise requires, the following terms shall have the respective meanings indicated:

        (a)  The term "AMEX" means the American Stock Exchange.

        (b) The term "Available Registration" means any time during which: (i) the Conversion Shelf Registration Statement, the Resale Shelf Registration Statement or a Demand Resale Registration Statement is effective, current in its disclosure and available, as the case may be, for conversion of the Partnership Interests into registered Shares or for the registered resale of any Shares acquired in a non-registered conversion and (ii) the Trust has not exercised any of its rights hereunder to require the Contributors to defer or suspend their reliance on or other use of any such registration statement or to otherwise defer or suspend any resales of the Shares.

        (c) The term "Business Day" means any day that is not a Saturday or Sunday or a day on which federal banking institutions in Philadelphia, Pennsylvania are authorized or required by law or executive order to close.

        (d)  The term "Change of Control" means:

             (i) the first day on which the Continuing Trustees fail to constitute at least a majority of the members of the Board of Trustees of the Trust;

             (ii) the time that the Trust first is notified or otherwise determines that any person, entity or group, within the meaning of
Section 13(d)(3) or 14(d)(2) of the Exchange Act (other than any person who was at the date hereof an officer or trustee of the Trust or a group consisting of persons who were at the date hereof officers or trustees of the Trust) has acquired direct or indirect beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of the outstanding Shares of the Trust, unless a majority of the Continuing Trustees approves the acquisition not later than 10 business days after the Trust first is so notified or makes such determination; or

             (iii) the first day on which any entity other than the Trust becomes a general partner of the Partnership; provided, however, that this will not prevent any entity at least 80% owned by the Trust from becoming an additional general partner as long as: (A) the Trust continues as a general partner and continues to own at least 80% of the beneficial interests in such other entity; (B) the right to convert Partnership Interests into Shares is not impaired in any way; and (C) the Trust continues to qualify as an UPREIT.

        (d) The term "Closing Date" means the date of the Initial Closing (as defined in the Contribution Agreement) of the transactions contemplated under the Contribution Agreement or, in the case of any Partnership Interests issued at an Extended Closing (as defined in the Contribution Agreement), means the date of such Extended Closing.

        (e)  The term "Closing Date Anniversary" means the first
Business Day that is on or after the one-year anniversary of the Closing
Date.

        (f) The term "Continuing Trustees" means, as of any date of determination, any member of the Board of Trustees of the Trust who (i) was a member of that Board of Trustees on the date hereof, (ii) had been a member of that Board of Trustees for the two years immediately preceding such date of determination or (iii) was nominated for election or elected to that Board of Trustees with the affirmative vote of the greater of (x) a majority of Continuing Trustees who were members of that Board at the time of such nomination or election or (y) at least three Continuing Trustees (except any individual whose election, nomination or initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Trustees of the Trust, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act).

        (g) The term "Designated Event" means the earlier of: the occurrence of, or the first public announcement or public filing regarding a Change of Control or an action to cause the Shares not to be listed for trading on (or, with respect to Nasdaq, included for quotation in) at least one of the NYSE, the AMEX or Nasdaq.

        (h) The term "Exchange Act" means the Securities Exchange Act of 1934, as amended.

        (i) The term "Fair Market Value" when used with respect to the Shares or the Partnership Interests means the fair market value of the number of Shares directly involved or the number of Shares into which the applicable Partnership Interests are then convertible and shall be based on, as of any Trading Day, the average of (i) the last reported sales price regular way or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way, either case on the NYSE, for the five (5) most recent consecutive Trading Days, or (ii) if the Shares are not listed or admitted to trading on the NYSE, the last reported sales price regular way, or in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way, on the principal national securities exchange on which the Shares are listed or admitted to trading, or are included for quotation in Nasdaq, if the Shares are not listed on any national securities exchange for the five
(5) most recent consecutive Trading Days, or (iii) if the Shares are not listed or admitted to trading on any national securities exchange or included for quotation in Nasdaq, the average of the closing bid and asked prices for the five (5) most recent consecutive Trading Days, as furnished by any NYSE member firm selected from time to time by the Trust for that purpose.

        (j) The term "First Conversion Date" when used with respect to any Partnership Interests means the first date on which such Partnership Interests become convertible, by their terms, into the Shares.

        (k) The term "Form S-3" means such form under the Securities Act as in effect on the date hereof or any registration form under the Securities Act subsequently adopted by the SEC that permits inclusion or incorporation of substantial information by reference to other documents filed by the Trust with the SEC.

        (l) The term "Initial Put Period" means the period commencing on the Closing Date and ending at 5:00 p.m., Philadelphia time, on the Business Day immediately preceding the Closing Date Anniversary.

        (m) The term "Monthly Put Amount" means Partnership Interests, subject to appropriate antidilution adjustments, comparable to those provided in Section 9(b) with respect to the Shares, if the Partnership takes any comparable action to effect a subdivision (including through distribution of an additional number of Partnership Interests to the holders of Partnership Interests) or combination of the number of its outstanding Partnership Interests into a different number of Partnership Interests. [Note: For clarity, the blank will be completed at Closing with a number equal to 5% of the total number of Partnership Interests to be acquired by the Contributors for the Contributed Business Rental Properties.]

        (n) The term "Nasdaq" means the Nasdaq National Market operated by The Nasdaq Stock Market, Inc.

        (o)  The term "NYSE" means the New York Stock Exchange, Inc.

        (p) The terms "register," "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act, and the declaration or ordering by the SEC of the effectiveness of such registration statement.

        (q) The term "Registrable Securities" means (i) the Shares issuable upon conversion of the Partnership Interests issued to the Contributors in accordance with the terms of the Contribution Agreement and (ii) any other Shares issued as (or issuable upon the conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, or in exchange for or in replacement of such Shares, excluding in all cases, however, any Registrable Securities sold by a person in a transaction in which such person's rights under this Agreement are not assigned.

        (r) The term "SEC" means the United States Securities and Exchange Commission.

        (s) The term "Securities Act" means the Securities Act of 1933, as amended.

        (t) The Term "Trading Day" means any Business Day on which the NYSE, the AMEX or Nasdaq (depending on which of these is then the principal market for the Shares) is open for trading.

        (u) The term "Transfer Restricted Securities" means (i) the Partnership Interests issued to the Contributors in accordance with the terms of the Contribution Agreement until such Partnership Interests are converted into Shares pursuant to the Conversion Shelf Registration Statement and (ii) if the Shares are issued upon conversion of the Partnership Interests without such issuance being registered by the Conversion Shelf Registration Statement, shall also mean such Shares until they are registered and disposed of in accordance with a Resale Registration Statement pursuant to Section 4.

PUT OPTIONS.

The Contributor Parent shall have the right under each of the following circumstances to require the Trust to repurchase from the Contributors the Transfer Restricted Securities (the "Put Options").

        (a) The Put Option may be exercised in part or in full by the Contributor Parent one time, but not from time to time, by notice to the Trust given not more than 30 days after the Contributor Parent receives a copy of or otherwise learns of the first public announcement or the first public filing regarding a Designated Event, provided that the Contributor Parent receives such copy or otherwise learns of such announcement or filing: (i) during the Initial Put Period or (ii) after the Initial Put Period if there is not at that time an "Available Registration" or (iii) after the Initial Put Period if there is an Available Registration, but the volume restrictions in Section 9(a) will prevent the Contributors from selling all of their Shares within 15 business days after receiving such copy or otherwise learning of such announcement or filing; provided, however, that under the circumstances described in the immediately preceding clause (iii), the Put Option may be exercised only for the amount in excess of the amount that can otherwise be sold pursuant to Section 9(a) within such 15 business day period. The Fair Market Value shall be determined using the five most recent Trading Days ending on and including the second business day after the first public announcement or first public filing of the Designated Event.

        (b) In addition, in each calendar month during the Initial Put Period, without regard to whether any Designated Event has occurred, the Contributor Parent may require the Trust to purchase all, or a portion, of the Monthly Put Amount at a price equal to the Fair Market Value calculated as of the date of exercise of such monthly Put Option. The monthly Put Option may be exercised by the Contributor Parent with respect to any calendar month during the Initial Put Period by notice to the Trust given no later than 5:00 p.m., Philadelphia time, on the tenth day of such month.

        (c) Beginning on or after the Closing Date Anniversary, the Contributor Parent shall have the right to exercise a Put Option on any day when either of the following conditions exists:

             (i) There has been any continuous period, of more than 60 days during which there is not an Available Registration for the conversion of the Partnership Interests or the resale of the Shares (any such period, regardless of its length, being referred to as a "Restricted Period"); or

             (ii) There is any subsequent Restricted Period, regardless of its length, and there has not been a period of at least 60 consecutive days during which an Available Registration was in effect after the immediately preceding Restricted Period and before commencement of the then applicable Restricted Period.

        Notwithstanding the foregoing provisions of this paragraph (c), there may be, to the extent so requested by the Contributor Parent pursuant to Section 3(b), a period of up to 60 additional days (for a total of 120 days) immediately following the Closing Date Anniversary during which the Trust may continue to use its best efforts to effect a Conversion Shelf Registration Statement without triggering a Put Option under clause (i) of this paragraph (c).

        The number of Transfer Restricted Securities that the Contributor Parent may require the Trust to purchase pursuant to this paragraph (c) shall be subject to any applicable volume restrictions prescribed under Section 9. The purchase price for any Put Option exercised under this paragraph (c) shall be equal to the Fair Market Value calculated as of the date of exercise of such Put Option.

        (d) Any notice regarding the Contributor Parent's exercise of a Put Option under this Section 2 shall set forth the number of Transfer Restricted Securities with respect to which the Contributor Parent is exercising such Put Option. Payment with respect to the Put Option shall be made by federal wire transfer, payable in same day funds, pursuant to written instructions furnished by the Contributor Parent to the Trust in a timely manner, or by any other means as agreed to by the Contributor Parent and the Trust. Such payment shall occur no later than the last day of the calendar month with respect to which any monthly Put Option is exercised under paragraph (b) above, and shall occur no later than 30 days after the date of exercise of any other Put Option permitted above.

REGISTERED CONVERSION OFFER AFTER CLOSING DATE ANNIVERSARY.

        (a) The Trust shall use its best efforts to cause, a "shelf" registration statement on Form S-3 (the "Conversion Shelf Registration Statement"), registering pursuant to Rule 415(a)(x) under the Securities Act, or any successor provision, the conversion of the Partnership Interests into Shares in accordance with the terms of the Partnership Interests to be effective by the First Conversion Date or promptly thereafter. The Trust acknowledges that to achieve this result, it will need to file a Conversion Shelf Registration Statement during a period beginning two weeks before the First Conversion Date and ending two weeks after the First Conversion Date or will need to obtain assurance from the SEC Staff as to another procedure acceptable to the SEC Staff for this purpose.

        (b) If, despite the Trust's best efforts, a Conversion Shelf Registration Statement has not become effective and available for conversion of the Partnership Interests by the 60th day after the Closing Date Anniversary but is in the process of being reviewed by the SEC, the Trust shall consult with the Contributor Parent as to the status of such review and the Trust's best information as to when a Conversion Shelf Registration Statement may become effective. If the Contributor Parent agrees not to count any additional delay for purposes of Section 2(c), the Trust shall continue for up to 60 more days as specified by the Contributor Parent, and otherwise the Trust may continue, to use its best efforts to cause a Conversion Shelf Registration Statement to become effective and available for conversion of the Partnership Interests.

        (c) The Trust shall use its reasonable best efforts to maintain the effectiveness of the Conversion Shelf Registration Statement for three (3) years after the Conversion Shelf Registration Statement first affords an Available Registration for the Conversion of Partnership Interests into Shares provided that Rule 415 under the Securities Act, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis.

        (d) Notwithstanding the foregoing, if no sooner than 60 days after a Conversion Shelf Registration Statement first affords an Available Registration for the conversion of Partnership Interests into Shares, the Trust shall furnish to the Contributor Parent a certificate signed by the Chief Executive Officer or the Chief Financial Officer of the Trust stating that in the good faith judgment of the Board of Trustees of the Trust, reliance on the Conversion Shelf Registration Statement to convert the Partnership Interests into Shares would require the Trust to make public disclosure of information the premature disclosure of which would have an adverse effect on the Trust, and it is therefore beneficial to the Trust to defer any conversion of Partnership Interests pursuant to a then-effective registration statement, the Trust shall have the right to require the Contributor Parent to refrain from converting the Partnership Interests until such disclosure can be made provided that:

             (i) Any such period when the Contributors are required to refrain from converting their Partnership Interests shall be subject to
Section 2(c);

             (ii) If, prior to being notified by the Trust to refrain from converting the Partnership Interests, Contributor Parent has delivered an Exercise Notice to the Trust indicating a desire for some or all of the Partnership Interests to be converted but such conversion has not yet been completed, the Trust shall either:

                   (A) Permit the conversion contemplated by such Exercise Notice to be completed on an accelerated basis before the suspension in the right to convert becomes effective (notwithstanding anything to the contrary in the Partnership Agreement or otherwise); or

                   (B) Treat the Contributor Parent's Exercise Notice as if it had been the exercise of a Put Option permitted under Section 2(c). If the Exercise Notice is treated as the exercise of a Put Option, the purchase price shall be equal to the Fair Market Value calculated as of the date the Exercise Notice was given, and shall be paid no later than the earlier of 30 days after the Exercise Notice was given or the date the conversion would have otherwise been completed.

RESALE REGISTRATIONS

        (a) If, despite its best efforts in accordance with Section 3, the Trust is unable to cause a Conversion Shelf Registration Statement to become effective within the time period (including any extension) during which the Trust is required by Section 3(b) to continue using its best efforts for such purpose and the Trust thereafter decides to stop using its best efforts for such purpose, the Trust shall immediately begin using its best efforts to cause a "Resale Shelf Registration Statement" on Form S-3 to become effective, registering the resale of the Shares pursuant to Rule 415(a)(x) of the Securities Act (or any successor provision). Provided that Rule 415 under the Securities Act (or any successor rule) still permits an offering on a continuous or delayed basis, the Trust shall use its reasonable best efforts to maintain the effectiveness of the Resale Registration Statement for three years after the Resale Registration Statement first affords an Available Registration for the resale of the Shares.

        (b) If the Trust has failed to cause a Conversion Shelf Registration Statement or a Resale Shelf Registration to become effective within 180 days after the First Conversion Date, or if any such registration statement has become effective but thereafter has been suspended as an Available Registration for a continuous period of more than 150 days or has been withdrawn or terminated, the Contributor Parent shall have a right to demand up to three "Demand Resale Registration Statements," by making not more than one demand in each of the three successive twelve month periods following the circumstance triggering the Contributor Parent's rights to demand such registration statements. Following written request to the Trust by notice from the Contributor Parent (the "Demand") that the Trust file a Demand Resale Registration Statement under the Securities Act covering the registration of at least 25% of the Registrable Securities initially issuable or, if less, a majority of the Registrable Securities then outstanding, the Trust shall, subject to the limitations set forth in Sections 4(c) and (d), effect at the earliest practicable time after the receipt of such request, the registration for resale by the Contributors of all Registrable Securities that the Contributor Parent requested to be registered in the Demand. The Trust shall use its reasonable best efforts to cause each such Demand Resale Registration Statement to remain as an Available Registration for at least 60 days.

        (c) If the Contributor Parent intends to distribute the Registrable Securities covered by the Resale Shelf Registration Statement or the Demand Resale Registration Statement by means of an underwriting, the Contributor Parent shall so advise the Trust. The underwriter will be selected by the Contributor Parent and shall be reasonably acceptable to the Trust. Each applicable Contributor shall (together with the Trust as provided in Section 5(c)(iii)) enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting.

        (d) Any distribution of securities pursuant to this Section shall be subject to the volume limitations set forth in Section 9, except that any underwritten offering at a price to the public that is no less than 90% of the Fair Market Value of the Shares as of the date such underwritten offering is priced shall not be subject to the volume restrictions in Section 9.

        (e) Notwithstanding the foregoing, if the Trust shall furnish to the Contributor Parent a certificate signed by the Chief Executive Officer or the Chief Financial Officer of the Trust stating that in the good faith judgment of the Board of Trustees of the Trust, it would be detrimental for such registration statement to be filed or would require the Trust to make public disclosure of information the premature disclosure of which would have an adverse effect on the Trust, and it is therefore beneficial to the Trust to defer the filing of such registration statement (or the intended sale of Shares pursuant to a then-effective registration statement), the Trust shall have the right to defer taking action with respect to such filing, or to require the Contributor Parent to refrain from selling Shares, as the case may be, until the condition requiring such deferral or restraint can be resolved, but any such deferral or restraint period shall be subject to
Section 2(c).

OBLIGATIONS OF THE TRUST.

        (a) Whenever required under Section 4 of this Agreement to effect the registration of any Registrable Securities, the Trust shall, as expeditiously as reasonably possible, prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its reasonable best efforts to cause such registration statement to become effective. The Trust shall use its reasonable best efforts to keep any registration statement required by Section 3 or 4 effective for a period of up to three (3) years in the case of a Conversion Shelf Registration Statement or a Resale Shelf Registration Statement or up to 60 days in the case of any Demand Resale Registration Statement, or, in each case, until the date upon which all of the Contributors' Registrable Securities may be sold in one three-month period pursuant to Rule 144 under the Securities Act; provided, however, that such three-year (or 60 day) period shall be extended, with respect to any of the Contributors, as appropriate, for a period of time equal to the period during which any of the respective Contributors refrain from acquiring Shares in a registered conversion of Partnership Interests or reselling Shares pursuant to such registration at the request of the Trust or any underwriter of securities of the Trust or any of its subsidiaries; provided further that, in the case of a Conversion Shelf Registration Statement or a Resale Shelf Registration Statement, Rule 415 under the Securities Act, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (A) includes any prospectus required by Section 10(a)(3) of the Securities Act or (B) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (A) and (B) above to be contained in periodic reports filed pursuant to Section 13 or 15(d) of the Exchange Act in the registration statement. The immediately preceding proviso shall not apply to or restrict the Trust's obligation with respect to any Demand Resale Registration Statement. In addition, nothing herein shall require any Contributor to convert any Partnership Interests into Shares any sooner than otherwise desired even though such conversion may be necessary to commence a holding period for the Shares that must be satisfied before the Shares can be sold pursuant to Rule 144.

        (b) Whenever required under Section 3 or 4 to effect the registration of any Transfer Restricted Securities, in addition to its other obligations under this Agreement, the Trust shall, as expeditiously as reasonably possible:

             (i) Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement.

             (ii) Cause all such Registrable Securities registered pursuant thereto to be listed on each securities exchange on which similar securities issued by the Trust are then listed.

             (iii) Notify the Contributor Parent at any time when the prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus relating thereto includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and prepare and furnish to the Contributors a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statement therein not misleading in the light of the circumstances then existing, provided that no such supplement or amendment need be so furnished after distribution of the Contributors' Registrable Securities has been completed.

        (c) Whenever required under Section 4 of this Agreement to effect the registration of any Registrable Securities, in addition to its other obligations under this Agreement, the Trust shall, as expeditiously as reasonably possible:

             (i) Furnish to each Contributor such number of copies of a prospectus, including any preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as it may reasonably request in order to facilitate the disposition of Registrable Securities owned by it.

             (ii) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Contributor Parent; provided, that the Trust shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

             (iii) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering. Each applicable Contributor shall also enter into and perform its obligations under such an agreement.

INFORMATIONAL OBLIGATIONS OF CONTRIBUTOR PARENT. It shall be a condition precedent to the obligations of the Trust to take any action pursuant to Section 4 of this Agreement with respect to the Registrable Securities of the Contributors that the Contributor Parent shall furnish to the Trust such information regarding each of the Contributors, the Registrable Securities held by each of them, the intended method of disposition of such securities as shall be required to effect the registration of the Contributors' Registrable Securities and any other information required by under the applicable rules and regulations of the SEC and any exchange on which the Trust's securities are listed or the rules or policies of the National Association of Securities Dealers, Inc.

EXPENSES OF REGISTRATION. The Trust shall bear all expenses incurred directly in connection with the registration, filing or qualification of the Transfer Restricted Securities required under Section 3 and 4, including all registration, filing and qualification fees, printers' and accounting fees and fees and disbursements of counsel for the Trust.
All expenses related to the disposition of Registrable Securities, including all underwriting discounts, brokerage commissions and transfer taxes, and fees and disbursements of any counsel for the Contributor Parent shall be borne by the Contributor Parent. Notwithstanding the foregoing, the Trust shall not be required to pay for any expenses of any registration proceeding begun pursuant to Section 4(b) if the registration request is subsequently withdrawn at the request of the Contributor Parent (in which case the Contributor Parent shall bear such expenses), unless the Contributor Parent agrees to forfeit its right to one of its additional demand registrations pursuant to Section 4(b).

TERMINATION OF REGISTRATION OBLIGATIONS.

Any provision of this Agreement to the contrary notwithstanding, the Trust shall not be obligated to effect, or to take any action to effect, any registration pursuant to Section 4 of this Agreement, during the period beginning on a date fifteen (15) days prior to the Trust's good faith estimate of the date of filing of, and ending on a date forty-five
(45) days after the effective date of, a registration of equity securities of the Trust under the Securities Act in connection with a public offering for cash by and on behalf of the Trust of such equity securities (specifically excluding a registration relating solely to the sale of securities for consideration other than cash, or in connection with a merger, acquisition or other business combination, or in connection with a dividend or interest reinvestment plan or to participants in a stock option or other employee benefits plan of the Trust or any of its subsidiaries (including, without limitation, the Partnership)), provided that the Trust is actively employing in good faith reasonable efforts to cause such registration statement to become effective. Any such delay in filing a registration statement required pursuant to Section 4 shall be subject to Section 2(c).

LIMITATIONS ON VOLUME.

        (a) Except as otherwise provided in Sections 2(a) and 2(b), sales by the Contributors of their Partnership Interests and their Shares shall be subject to the following "Initial Volume Restrictions," which shall be measured based on the number of Shares that have been or are being sold directly and the number of Shares into which the Partnership Interests that have been or are being sold could have been converted (assuming the Partnership Units were then convertible).
Except as otherwise provided herein or as permitted by the prior written consent of the Trust, the amount of Partnership Interests and Shares sold by the Contributors during any calendar week after the Closing Date Anniversary shall not, in the aggregate, exceed the product of (x) fifty thousand (50,000) subject to the adjustments below, multiplied by (y) the number of calendar weeks since the Closing Date Anniversary up to and including the calendar week with respect to which such calculation is made, less (z) the amount of Partnership Interests and Shares sold by the Contributors, in the aggregate, after the Closing Date Anniversary and prior to the week with respect to which such calculation is made. For example, assuming no prior sales by the Contributors, the Contributors may sell, during the twenty-first week after the Closing Date Anniversary with respect to such Registrable Securities, one million fifty thousand (1,050,000) Registrable Securities. Anything in this Agreement to the contrary notwithstanding, the Trust shall have the right, in its sole discretion, to waive the volume limitation included in this Section.

        (b) If the Trust (i) declares or pays a dividend on its outstanding Shares in Shares or makes a distribution to all holders of its outstanding Shares in Shares or effects a stock split, (ii) subdivides its outstanding Shares, or (iii) combines its outstanding Shares into a smaller number of Shares, the 50,000 share per week Initial Volume Restriction in Section 9(a) shall be adjusted by multiplying the weekly volume limitation by a fraction, the numerator of which shall be the number of Shares issued and outstanding on the record date for such dividend, distribution, subdivision or combination (assuming for such purposes that such dividend, distribution, subdivision or combination has occurred as of such time), and the denominator of which shall be the actual number of Shares (determined without the above assumption) issued and outstanding on the record date for such dividend, distribution, subdivision or combination. A similar adjustment shall be made, as appropriate, to any other minimums or maximums contained herein that are stated in terms of a percentage of initially issuable Shares or similar measure. Any adjustments under this Section 9(b) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

1.     Representations, Warranties and Agreements of the Contributor
Parent.

        The Contributor Parent hereby:

        (a) Represents and warrants that each Contributor is acquiring the Partnership Interests under the terms of the Contribution Agreement for the Contributor's own account as principal for investment and not with a view to resale or distribution and that the Contributor will not sell or otherwise transfer the Registrable Securities except for any resales, distributions, sales or other transfers in accordance with applicable securities laws and the provisions hereof.

        (b) Understands that such Partnership Interests have not been registered under the Securities Act, or the securities laws of any state and, as the result thereof, are subject to substantial restrictions on transfer, including, without limitation, those included in the instruments governing the rights of the holders of Partnership
Interests.

        (c) Acknowledges that the Partnership Interests, by their terms, are not convertible into Registrable Securities prior to the Closing Date Anniversary.

        (d) Agrees that the none of the Contributors will sell or otherwise transfer any Partnership Interests or any interest therein unless in accordance with the terms of this Agreement, and the Contributor Parent, if requested by the Trust, assumes all costs and expenses associated with an opinion of counsel which is reasonably satisfactory to the Trust that the Partnership Interests may be transferred in reliance on an applicable exemption from the registration requirements of the Securities Act and any other applicable securities laws and the transfer will not cause the Trust or any of its affiliates to be in violation of any other provision of federal or state law.

        (e)  Understands that, except as set forth in this Agreement,
(i) the Trust has no obligation or intention to register the Partnership Interests for resale under any federal or state securities laws or to take any action (including the filing of reports or the publication of information required by Rule 144 under the Securities Act), which would make available any exemption from the registration requirements of such laws, and (ii) the Contributors therefore may be precluded from selling or otherwise transferring or disposing of the Registrable Securities or any portion thereof and (iii) except as otherwise provided in this Agreement, the Contributors may have to bear the economic risk of investment in the Registrable Securities for an indefinite period.

        (f) Understands that no federal or state agency has approved or disapproved the Partnership Interests, passed upon or endorsed the merits of the offering thereof, or made any finding or determination as to the fairness of the Partnership Interests for investment.

        (g) Acknowledges that the Contributor Parent has read and carefully reviewed the Trust's annual report to shareholders for the year ended December 31, 1996, the definitive proxy statement filed in connection with the Trust's 1996 Annual Meeting of Shareholders, the Annual Report on Form 10-K of the Trust and the Partnership for the year ended December 31, 1996, and the information contained in all other reports or documents filed by the Trust and/or the Partnership under Sections 13(a), 14(a), 14(c) and 15(d) of the Exchange Act since the date of such Annual Report on Form 10-K (all of which are listed on Schedule 10(g) attached hereto) and a description of the Partnership Interests; acknowledges that the Trust and the Partnership have made available the opportunity to ask questions of, and receive answers from, the Trust and the Partnership concerning the terms and conditions of the transactions contemplated hereby and to obtain any additional information, to the extent that the Trust or the Partnership possesses such information, or can acquire it without unreasonable effort or expense, necessary to verify the accuracy of the information given to the Contributor Parent or otherwise to make an informed investment decision; and acknowledges that all material documents, records and books pertaining to this investment or the business of the Trust and the Partnership have, on request, been made available to the Contributor Parent or to any advisor designated by the Contributor Parent to receive such information.

        (h) Understands that the Partnership Interests are being offered and sold in reliance on specific exemptions from the registration requirements of federal and state securities laws and that the Trust, the Partnership and the controlling persons thereof are relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings set forth herein in order to determine the applicability of such exemptions and the suitability of the Contributors to acquire the Partnership Interests.

2. Indemnification. In the event any Registrable Securities are included in a registration statement under the provisions of this
Agreement:

        (a) The Trust will indemnify and hold harmless the Contributor Parent, each Contributor, any underwriter (as defined in the Securities
Act) for the Contributor Parent or any Contributor and each person, if any, who controls the Contributor Parent or underwriter within the meaning of the Securities Act or the Exchange Act, against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Securities Act, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, or the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading (a "Violation"); and the Trust will pay to the Contributor Parent, each Contributor, each underwriter and each controlling person any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Trust (which consent shall not be unreasonably withheld or delayed), nor shall the Trust be liable in any such case for any such loss, claim, damage, liability, or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by the Contributor Parent, underwriter or controlling person.

        (b) To the extent permitted by law, the Contributor Parent will indemnify and hold harmless the Trust, each of its directors, each of its officers who has signed the registration statement, each person, if any, who controls the Trust within the meaning of the Act, any underwriter and any controlling person of any such underwriter, against any losses, claims, damages, or liabilities (joint or several) to which any of the foregoing persons may become subject, under the Securities Act, insofar as such losses, claims, damages, or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by the Contributor Parent expressly for use in connection with such registration; and the Contributor Parent will pay any legal or other expenses reasonably incurred by any person intended to be indemnified pursuant to this subsection, in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this subsection shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Contributor Parent, which consent shall not be unreasonably withheld; provided, that, in no event shall any indemnity under this subsection exceed the gross proceeds from the offering received by the Contributor Parent.

        (c) Promptly after receipt by an indemnified party under this Section of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires and acknowledges its responsibility for indemnification as to the matter involved, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party (together with all other indemnified parties which may be represented without conflict by one counsel) shall have the right to retain one separate counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section.

        (d) If the indemnification provided for in this Section is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any loss, liability, claim, damage, or expense referred to therein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, claim, damage, or expense in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the statements or omissions that resulted in such loss, liability, claim, damage, or expense as well as any other relevant equitable considerations; provided, however, that in no event shall the Contributor Parent's liability to contribute under this subsection exceed the gross proceeds from the offering received by the Contributor Parent. The relative fault of the indemnifying party and of the indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement or omission.

        (e) Notwithstanding the foregoing, to the extent that the provisions on indemnification and contribution contained in the underwriting agreement entered into in connection with the underwritten public offering are in conflict with the foregoing provisions of this
Section 10, the provisions in the underwriting agreement shall control.

        (f) The obligations of the Trust and the Contributor Parent under this Section shall survive the completion of any offering of Registrable Securities pursuant to a registration statement under this Agreement, and otherwise.

3. Reports Under Exchange Act. With a view to making available to the Contributors the benefits of Rule 144 under the Securities Act (subject to compliance with the applicable holding period in such Rule), the Trust agrees to:

        (a) make and keep public information available, as those terms are understood and defined in such Rule 144; and

        (b) file with the SEC in a timely manner all reports and other documents required of the Trust under the Exchange Act.

4. Assignment of Registration Rights.The right to cause the Trust to register Registrable Securities pursuant to this Agreement may be transferred or assigned (but only with all related obligations) by the Contributor Parent or a Contributor to a transferee or assignee of such securities, provided that:

        (a) the Trust, prior to such transfer or assignment, assents thereto in writing; provided, however, that the Trust's prior assent shall not be required if the transferee or assignee is Contributor Parent or any entity at least 80% owned by Contributor Parent.

        (b) the Trust is, within a reasonable time after such transfer, furnished with written notice of the name and address of such transferee or assignee and the securities with respect to which such registration rights are being assigned;

        (c) such transferee or assignee agrees in writing to be bound by and subject to the terms and conditions of this Agreement; and

        (d) such assignment is completed in accordance with the requirements of the Securities Act, including the restrictions on further transfer thereunder.

5. Amendment and Waiver. Any provision of this Agreement may be amended and the observance thereof may be waived only with the written consent of the Trust and the Contributor Parent. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delayed by a party in exercising such right or remedy, will not operate as a waiver thereof.

6. Notices. Notices required or permitted to be given hereunder shall be in writing and shall be deemed to be sufficiently given when personally delivered against receipt (including by overnight courier) or sent by certified or registered mail, return receipt requested, addressed:

if to the Trust:

        Liberty Property Trust
        65 Valley Stream Parkway
        Suite 100
        Malvern, Pennsylvania  19355
        Attention:  General Counsel

with a copy sent in the
manner provided to:

        Wolf, Block, Schorr and Solis-Cohen
        S.E. Corner 15th & Chestnut Streets
        Philadelphia, Pennsylvania 19102
        Attention:  Herman C. Fala, Esquire

and

(ii)if to the Contributor Parent or any Contributor:

        The Liberty Corporation
        2000 Wade Hampton Boulevard
        Greenville, SC 29615
        Attention: Martha G. Williams, Esquire

with a copy sent in the
manner provided to:

        Sutherland, Asbill & Brennan, L.L.P.
        999 Peachtree Street, N.E.
        Atlanta, Georgia 30309
        Attention:  F.  Louise Adams, Esquire

or at such other address as each party furnishes by notice given in accordance with this section.

7. Governing Law. This Agreement shall be enforced, governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, notwithstanding any conflicts of laws provisions to the contrary.

8. Merger. This Agreement constitutes the entire Agreement among the parties hereto with respect to the subject matter hereof, and there are no representations, promises, warranties or other undertakings other than those set forth or referred to herein. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof.

IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have executed this Agreement as of the day and year first above written.

                          THE LIBERTY CORPORATION



                          By:
                                ------------------------------
                          Name:
                                ------------------------------
                          Title:
                                ------------------------------


                          LIBCO OF FLORIDA, INC.


                          By:
                                ------------------------------
                          Name:
                                ------------------------------
                          Title:
                                ------------------------------



                          LPC OF S.C., INC.


                          By:
                                ------------------------------
                          Name:
                                ------------------------------
                          Title:
                                ------------------------------


                          SOUTHCHASE DEVELOPMENT CORPORATION


                          By:
                                ------------------------------
                          Name:
                                ------------------------------
                          Title:
                                ------------------------------


                          LIBERTY PROPERTY TRUST



                          By:
                                ------------------------------
                          Name:
                                ------------------------------
                          Title:
                                ------------------------------



Schedule 10(g)

List of Reports or Documents filed by the Trust and/or the Partnership since the date of the Annual
Report on Form 10-K for the Year Ended December 31, 1996


1. Current Report on Form 8-K of Liberty Property Trust (the "Trust") and Liberty Property Limited Partnership (the "Partnership"), filed with the Securities and Exchange Commission (the "Commission") on February 13, 1997.

2. Registration Statement on Form S-3 of the Trust and the Partnership (File No. 333-22211), filed with the Commission on February 21, 1997.

3. Annual Report on Form 10-K of the Trust and the Partnership, filed with the Commission on March 3, 1997.

4. Registration Statement on Form S-3 of the Trust and the Partnership (File No. 333-22831), filed with the Commission on March 5, 1997.

5. Current Report on Form 8-K of the Trust and the Partnership, filed with the Commission on March 6, 1997.

6. Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-22211) of the Trust and the Partnership, filed with the Commission on March 6, 1997.

7. Prospectus filed pursuant to Rule 424(b)(3) of the Trust and the Partnership filed with the Commission on March 7, 1997.

8. Prospectus filed pursuant to Rule 424(b)(5) of the Trust and the Partnership, filed with the Commission on March 20, 1997.

9. Preliminary Proxy Statement of the Trust filed with the Commission on March 20, 1997.

10. Current Report on Form 8-K of the Trust and the Partnership, filed with the Commission on March 21, 1997.

11. Revised Preliminary Proxy Materials of the Trust, filed with the Commission on April 9, 1997.

12. Definitive Proxy Materials of the Trust, filed with the Commission on April 14, 1997.



EXHIBIT 10.12

                        REGISTRATION RIGHTS AGREEMENT

THIS REGISTRATION RIGHTS AGREEMENT dated as of March 20, 1997 (the "Agreement") is made by and among Liberty Property Trust, a Maryland real estate investment trust (the "Trust"), and each of the persons identified as a Selling Shareholder on the signature page hereof (the "Selling Shareholders").

WHEREAS the Trust is the sole general partner of Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Partnership"); and

WHEREAS the Partnership has entered into three Contracts for Sale dated as of January 22, 1997, and one Contract for Sale dated as of February 21, 1997 (collectively, the "Contracts") for the contribution to the Partnership of certain assets in connection with which the Selling Shareholders will receive certain partnership interests (the "Partnership Interests") in the Partnership; and

WHEREAS the Partnership Interests will be exchangeable from time to time, after the first anniversary of the closing of the transactions contemplated by the Contracts (the "Closing Date"), for certain common shares of beneficial interest, par value $.001 per share, of the Trust in accordance with the partnership agreement of the Partnership; and

WHEREAS the Trust has agreed to grant to the Selling Shareholders certain rights relating to the registration of the Shares under the Securities Act of 1933, as amended and the rules and regulations thereunder, or any similar successor statute (collectively, the "Securities Act"), on the terms and conditions contained herein.

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

1.     Registration Rights.

        (a) Piggyback Rights. Commencing one year from the Closing Date, the Trust shall give each Selling Shareholder thirty (30) days' prior written notice of its intention to file with the Securities and Exchange Commission (the "Commission") a registration statement covering the Trust's common shares of beneficial interest, par value $.001 per share (the "Shares"), under the Securities Act (other than a registration relating solely to the sale of securities for consideration other than cash, in connection with a merger, acquisition or other business combination, in connection with a dividend or interest reinvestment plan or to participants in a stock option or other employee benefits plan of the Trust or any of its subsidiaries (including, without limitation, the Partnership)), and shall offer to include in such registration statement any Registrable Shares (as hereinafter defined) held by the Selling Shareholder. At the written request of each Selling Shareholder received by the Trust within fifteen (15) days from the end of such thirty (30) day period, the Trust shall include the Selling Shareholders' Registrable Shares in the registration (the "Piggyback Registration"); provided, however, that if the registration statement relates to a proposed offering which is an underwritten public offering and if, in the reasonable judgment of the underwriter, the inclusion of any such Registrable Shares would materially adversely effect the public offering of the Shares of the Trust for its own account, the number of Registrable Shares of the Selling Shareholders to be included in the Piggyback Registration shall be reduced pro rata among all of the Selling Shareholders participating in the Piggyback Registration so that the public offering shall not be materially adversely effected. If, on the first anniversary of the Closing Date, the Trust has an effective registration statement filed with the Commission to which the Registrable Shares may be added to register either the resale or issuance of such Shares, then the Trust shall be obligated to give the Selling Shareholders notice of that registration statement and offer to include the Registrable Shares of the Selling Shareholders in that registration statement pursuant to this paragraph 1(a).

        (b) Demand Right. Commencing one year from the Closing Date until there are no Registrable Shares, if the Trust receives a written request therefor from either Robert C. Lux or Stewart R. Stender, the Trust shall prepare and file a registration statement (a "Demand Registration") under Rule 415 of the Securities Act covering the Registrable Shares which are the subject of such request and shall use its best efforts to cause such registration statement to become effective as promptly as practicable. In addition, upon the receipt of such request, the Trust shall promptly give written notice to the Selling Shareholders not participating in such request that such registration is to be effected. The Trust shall include in such registration statement such Registrable Shares for which it has received written requests to register from such other Selling Shareholders within fifteen (15) days after the delivery of the Trust's written notice concerning such registration. The Trust shall be obligated to prepare, file and cause to become effective only one registration statement pursuant to this paragraph 1(b) at the request of Robert C. Lux, and one at the request of Stewart R. Stender, for a total of two Demand Registrations. In the event that the Selling Shareholder who initially requested a Demand Registration pursuant to this paragraph 1(b) determines for any reason not to proceed with the Demand Registration at any time before the Demand Registration has been declared effective by the Commission, and the Selling Shareholder agrees to bear its own expenses incurred in connection therewith and to reimburse the Trust for the expenses incurred by it attributable to such registration, then such Selling Shareholder shall not be deemed to have exercised his Demand Registration right hereunder. As used in this Agreement, the term "Registrable Shares" means Shares issued or to be issued by the Trust to the Selling Shareholders in exchange for the Partnership Interests, excluding (i) Shares for which a registration statement relating to the issuance or sale thereof shall have become effective under the Securities Act and which have been issued or sold, as applicable, under such registration statement, (ii) Shares sold pursuant to Rule 144 under the Securities Act or (iii) Shares which, together with all other Registrable Shares held by such Selling Shareholder and any other Selling Shareholder whose sales of Registrable Shares must be aggregated with sales of such Selling Shareholder pursuant to Rule 144(e), are eligible for sale pursuant to Rule 144 under the Securities Act. The Trust agrees to use reasonable efforts to keep each Demand Registration continuously effective until the earliest of (A) the date on which the Selling Shareholders no longer hold any Registrable Shares registered under the Demand Registration, (B) the date on which the Registrable Shares registered under the Demand Registration held by each Selling Shareholder may, together with all other Registrable Shares held by such Selling Shareholder and any other Selling Shareholder whose sales of Registrable Shares must be aggregated with sales of such Selling Shareholder pursuant to Rule 144(e), be sold by such Selling Shareholder pursuant to Rule 144 under the Securities Act or (C) the date which is nine (9) months (plus any period during which the Trust invokes its right to postpone or suspend the use of a Demand Registration pursuant to the last sentence of this Section 1(b)) from the effective date of such Demand Registration. Notwithstanding the foregoing provisions of this paragraph 1(b), the Trust shall have the right to require the Selling Shareholders to postpone the preparation and filing of, or to suspend their use of, a Demand Registration for a reasonable period of time, not to exceed 90 days, if the Trust is in possession of material, nonpublic information that, if disclosed as required in such registration statement, could materially adversely affect the assets, business or prospects of the Trust, or any pending transaction involving the Trust; provided, however, that (i) the Trust shall not rely on this right to postpone or suspend a Demand Registration more than twice in any twelve month period, and (ii) the Trust may not invoke this right within thirty (30) days after the end of a previous postponement or suspension of a Demand Registration pursuant to this sentence.

2. Expenses. The Trust shall bear all of the costs and expenses of any registration hereunder, except that the participating Selling Shareholders shall pay the fees and expenses of Selling Shareholders' counsel, any transfer taxes or underwriting discounts and commission applicable to the Registrable Shares of the Selling Shareholders to be included in the registration, and, in the case of Demand Registrations hereunder, the first $2,500 of the aggregate registration fees payable to the Commission with respect to the Registrable Shares of the Selling Shareholders to be included in Demand Registrations hereunder.

3. Obligations of the Trust. Whenever the Trust shall be required to register any Registrable Shares pursuant to the provisions of this Agreement, the Trust shall also be obligated, with the cost of performing such obligation to be incurred by the Trust, to do the following:

        (a) Prepare for filing with the Commission such amendments and supplements to the registration statement and the prospectus used in connection therewith (the "Prospectus") as may be necessary to keep said registration statement current, effective and in compliance with the provisions of the Securities Act with respect to the sale of the Registrable Shares covered by such registration statement for the period reasonably necessary to complete the proposed offering of such Registrable Shares.

        (b) Furnish to the participating Selling Shareholders such copies of preliminary and final Prospectuses, the applicable registration statement and all amendments thereto, all documents incorporated by reference therein and such other documents as the participating Selling Shareholders may reasonably request to facilitate the offering of the participating Selling Shareholders' Registrable Shares.

        (c) The Trust shall promptly notify each Selling Shareholder of, and confirm in writing, any request by the Commission for amendments or supplements to the applicable registration statement or the Prospectus related thereto or for additional information. In addition, the Trust shall promptly respond to such request and shall promptly notify each Selling Shareholder of, and confirm in writing, the filing of the applicable registration statement, any prospectus supplement related thereto or any post-effective amendment to the applicable registration statement and the effectiveness of any post-effective amendment.

        (d) Use reasonable efforts to register or qualify the Registrable Shares covered by the registration statement under the securities or blue sky laws of such jurisdictions as the participating Selling Shareholders may reasonably request; provided, however, that the Trust will not be required to: (i) qualify generally to do business in any jurisdiction where it would not be required but for this clause (d);
(ii) subject itself to taxation in such jurisdiction; (iii) consent to general service of process in such jurisdiction; (iv) register in any state requiring as a condition to such registration, escrow or surrender of any securities of the Trust or any security holder; or (v) incur expenses in excess of $5,000 in the aggregate with respect to any such state securities or blue sky registrations or qualifications solely as a result of the inclusion of the Registrable Shares in the registration or qualification.

        (e) Furnish to the participating Selling Shareholders a copy of the opinion of counsel for the Trust which is included as an exhibit to the registration statement pursuant to the requirements of the Securities Act and a letter or letters of the independent certified public accountants of the Trust in form and substance customary for similar offerings.

        (f) Furnish the participating Selling Shareholders with a copy of all documents filed and all correspondence to or from the Commission in connection with the offering.

        (g) Notify each participating Selling Shareholder for whom Shares are registered or are to be registered on such registration statement, at any time when the Prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the Prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such participating Selling Shareholder, prepare and furnish to such participating Selling Shareholder a reasonable number of copies of a supplement to or an amendment of such Prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such Prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statement therein not misleading in the light of the circumstances then existing, provided that no such supplement or amendment need be filed after distribution of the participating Selling Shareholder's Registrable Shares has been completed.

        (h) The Trust shall file any necessary listing applications or amendments to the existing applications to cause the Shares to be listed or quoted on the primary exchange or quotation system on which the Shares are then listed or quoted. The Trust agrees to deliver copies of the Prospectus as contained in the applicable registration statement promptly following effectiveness thereof to the New York Stock Exchange (or any other applicable national securities exchange) as contemplated by Rule 153 under the Securities Act.

4.     Obligations of the Selling Shareholders.

        (a) It shall be a condition precedent to the obligation of the Trust to register the Registrable Shares that each participating Selling Shareholder furnish the Trust with appropriate information as may be necessary to be included in the registration statement covering the participating Selling Shareholders' Registrable Shares. Additionally, each participating Selling Shareholder agrees to enter into and perform its obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the underwriters, if any, of such offering.

        (b) Notwithstanding the effectiveness of any registration statement filed with respect to the Registrable Shares, the Selling Shareholders hereby jointly agree that the aggregate number of Registrable Shares sold by the Selling Shareholders during any week will not exceed 20% of the average weekly trading volume for the Shares on the New York Stock Exchange for the preceding four calendar weeks; provided, however, that this limitation shall not apply to any Registrable Shares sold in an underwritten public offering at a price equal to the then current market price for the Shares less the usual and customary discount applicable in such offerings.

5.     Suspension of Registration Obligations.

        (a) Any provision of this Agreement to the contrary notwithstanding, the Trust shall not be obligated to effect, or to take any action to effect, any registration pursuant to paragraph 1(b) of this Agreement during the period beginning on a date thirty (30) days prior to the Trust's good faith estimate of the date of filing of, and ending on a date ninety (90) days after the effective date of, a registration of securities of the Trust or any of its subsidiaries (including, without limitation, the Partnership) under the Securities Act in connection with a public offering of such securities (other than a registration relating solely to the sale of securities for consideration other than cash, in connection with a merger, acquisition or other business combination, in connection with a dividend or interest reinvestment plan or to participants in a stock option or other employee benefits plan of the Trust or any of its subsidiaries (including, without limitation, the Partnership)), provided that the Trust is actively employing in good faith reasonable efforts to cause such registration statement to become effective.

        (b) Any provision of this Agreement to the contrary notwithstanding, the Trust shall not be obligated to effect, or to take any action to effect, any registration pursuant to paragraph 1 of this Agreement after the first date on which, and only for so long as, the Registrable Shares issuable upon conversion of the Partnership Interests are able to be so issued or to be resold pursuant to an effective registration statement on Form S-3 (including, without limitation, a "shelf" registration statement pursuant to Rule 415(a)(x) under the Securities Act) of the Trust, provided that (i) the Trust shall use its reasonable best efforts to maintain the effectiveness of such registration statement and the availability of such registration statement for such conversion or resale, as the case may be, until all the Registrable Shares are sold, (ii) such Rule 415, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and (iii) applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment which (A) includes any prospectus required by Section 10(a)(3) of the Securities Act or (B) reflects facts or events representing a material or fundamental change in the information set forth in the registration statement, the incorporation by reference of information required to be included in (A) and (B) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 in the registration statement.

6.     Indemnification.

        (a) The Trust shall indemnify the Selling Shareholders who participate in a registration from, against and in respect of all losses, claims, damages, liabilities, actions and costs and expenses in respect thereof (including reasonable attorney's fees) caused by any untrue statement or alleged untrue statement of a material fact relating to the Trust contained in the registration statement in which the Selling Shareholders' Registrable Shares are registered under the Securities Act, any preliminary or final Prospectus contained therein, or any amendment or supplement thereto, or caused by any omission or alleged omission required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading; provided, however, that if such losses, claims, damages, liabilities or actions are caused by any untrue statement or omission contained in information furnished to the Trust by a Selling Shareholder for use therein, the indemnification provided above shall be afforded the Trust by such Selling Shareholder. The obligations under this paragraph 6(a) shall survive the termination of this Agreement and the completion of any offering of Registrable Shares under this Agreement.

        (b) Promptly after receipt by an indemnified party under this paragraph 6 of a notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Agreement, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly situated, to assume control of the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel if, in the reasonable opinion of counsel for the indemnified party, representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceedings; provided further however, that the indemnifying party shall be responsible for the fees and expenses of only one counsel for all indemnified parties. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall relieve such indemnifying party of any liability to the indemnified party under this Agreement only to the extent prejudicial to the indemnifying party's ability to defend such action, and the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Agreement.

        (c) If the indemnification provided for in paragraph 6(a) is unavailable to an indemnified party with respect to any losses, claims, damages, actions, liabilities, costs or expenses referred to therein or is insufficient to hold the indemnified party harmless as contemplated therein, then the indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, actions, liabilities, costs or expenses in such proportion as is appropriate to reflect the relative fault of the Trust, on the one hand, and the Selling Shareholder, on the other hand, in connection with the statements of omissions which resulted in such losses, claims, damages, actions, liabilities, costs or expenses as well as any other relevant equitable considerations. The relative fault of the Trust, on the one hand, and of the Selling Shareholder, on the other hand, shall be determined by reference to, among other factors, whether the untrue or alleged untrue statement of a material fact or omission to state a material fact relates to information supplied by the Trust or by the Selling Shareholder and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission; provided, however, that in no event shall the obligation of any indemnifying party to contribute under this paragraph 6(c) exceed the amount that such indemnifying party would have been obligated to pay by way of indemnification if the indemnification provided for under paragraph 6(a) hereof had been available under the circumstances. The Trust and the Selling Shareholders agree that it would not be just and equitable if contribution pursuant to this paragraph 6(c) were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph. Notwithstanding the provisions of this paragraph 6(c), the Selling Shareholder shall not be required to contribute any amount in excess of the amount by which the gross proceeds from the sale of Shares of such Selling Shareholder exceeds the amount of any damages that such Selling Shareholder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission. No indemnified party guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any indemnifying party who was not guilty of such fraudulent misrepresentation.

7. Assignment. The rights to have the Trust register Registrable Shares pursuant to this Agreement may be assigned by a Selling Shareholder to a transferee or assignee of all of such Selling Shareholder's Registrable Shares; provided, however, that the Trust, within a reasonable time after such transfer, is furnished with written notice of the name and address of such transferee or assignee and the Registrable Shares with respect to which such registration rights are being assigned, together with a written agreement executed by the transferee or assignee to be bound by the provisions of this Agreement; and provided further, that such assignment shall be effective only if immediately following such transfer, the further disposition of such Registrable Shares by the transferee or assignee is restricted under the Securities Act.

8. Amendment and Waiver. Any provision of this Agreement may be amended and the observance thereof may be waived only with the written consent of the Trust and the holders of a majority of the Selling Shareholders' Registrable Shares. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delayed by a party in exercising such right or remedy, will not operate as a waiver thereof.

9. Notices. Notices required or permitted to be given hereunder shall be in writing and shall be deemed to be sufficiently given when personally delivered against receipt (including by overnight courier) or sent by registered mail, return receipt requested, addressed:

        (a)  if to the Trust:

             Liberty Property Trust
             Great Valley Corporate Center
             65 Valley Stream Parkway
             Malvern, Pennsylvania 19355
             Attention:  William G. Rouse III, Chairman

        with a copy to:

             Liberty Property Trust
             Great Valley Corporate Center
             65 Valley Stream Parkway
             Malvern, Pennsylvania 19355
             Attention:  James J. Bowes, General Counsel

        and

        (b)  if to a Selling Shareholder:

             Robert C. Lux
             APEX Asset Management Corporation
             600 South Highway 169, Suite 1970
             Minneapolis, MN  55426

        and

             Stewart R. Stender
             APEX Asset Management Corporation
             600 South Highway 169, Suite 1970
             Minneapolis, MN  55426

or at such other address as each party furnishes by notice given in accordance with this section.

10. Governing Law. This Agreement shall be enforced, governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, notwithstanding any conflicts of laws provisions to the contrary.

11. Merger. This Agreement constitutes the entire Agreement among the parties hereto with respect to the subject matter hereof, and there are no representations, promises, warranties or other undertakings other than those set forth or referred to herein. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof.

12. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.

IN WITNESS WHEREOF, the Trust and the Selling Shareholders have caused this Agreement to be executed as of the date first shown above.

                          LIBERTY PROPERTY TRUST


                          By:
                               ------------------------------
                          Its:
                               ------------------------------

                          THE SELLING SHAREHOLDERS



                          ------------------------------
                          Robert C. Lux


                          ------------------------------
                          Stewart R. Stender


                          330 Associates Inc.

                          By:
                               ------------------------------
                          Its:
                               ------------------------------

                          NWBC Associates, Inc.


                          By:
                               ------------------------------
                          Its:
                               ------------------------------


                          APEX Asset Management Corporation



                          By:
                               ------------------------------
                          Its:
                               ------------------------------






101