Form 10-Q
period 1997-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1997-07-31
CIK 921112, 921113

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

On July 29, 1997 41,040,803 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

      LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
             FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997

INDEX
-----

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements (unaudited)                         Page
                                                                  ----
         Consolidated balance sheet of Liberty Property
         Trust at June 30, 1997 and December 31, 1996.               4

         Consolidated statement of operations of Liberty
         Property Trust for the three months ended June
         30, 1997 and June 30, 1996.                                 5

         Consolidated statement of operations of Liberty
         Property Trust for the six months ended June 30,
         1997 and June 30, 1996.                                     6

         Consolidated statement of cash flows of Liberty
         Property Trust for the six months ended June 30,
         1997 and June 30, 1996.                                     7

         Notes to consolidated financial statements for
         Liberty Property Trust.                                   8-9

         Consolidated balance sheet of Liberty Property
         Limited Partnership at June 30, 1997 and
         December 31, 1996.                                         10

         Consolidated statement of operations of Liberty
         Property Limited Partnership for the three months
         ended June 30, 1997 and June 30, 1996.                     11

         Consolidated statement of operations of Liberty
         Property Limited Partnership for the six months
         ended June 30, 1997 and June 30, 1996.                     12

         Consolidated statement of cash flows of Liberty
         Property Limited Partnership for the six months
         ended June 30, 1997 and June 30, 1996.                     13

         Notes to consolidated financial statements for
         Liberty Property Limited Partnership.                      14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                    15-19

Part II. Other Information                                       20-21
--------------------------

Signatures                                                          22

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

                    CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY TRUST
                                        (IN THOUSANDS)

                                                       JUNE 30, 1997    DECEMBER 31, 1996
                                                      --------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  192,507         $  140,196
  Buildings and improvements                             1,229,326            908,835
  Less accumulated depreciation                           (129,580)          (119,151)
                                                        ----------         ----------
Operating real estate                                    1,292,253            929,880

  Development in progress                                  100,805             85,628
  Land held for development                                 48,919             44,054
                                                        ----------         ----------
Net real estate                                          1,441,977          l,059,562

Cash and cash equivalents                                   25,050             19,612
Accounts receivable                                         11,718              8,707
Deferred financing and leasing costs, net of
  accumulated amortization (1997, $36,289;
  1996, $30,985)                                            27,606             27,013
Prepaid expenses and other assets                           42,392             37,718
                                                        ----------         ----------
Total assets                                            $1,548,743         $1,152,612
                                                        ==========         ==========

LIABILITIES
Mortgage loans                                          $  388,030         $  240,803
Subordinated debentures                                    146,930            171,214
Lines of credit                                            296,000            266,692
Accounts payable                                             9,212              6,294
Accrued interest                                             6,899              7,411
Dividend payable                                            18,468             14,248
Other liabilities                                           34,817             28,923
                                                        ----------         ----------
Total liabilities                                          900,356            735,585

Minority interest                                           66,395             41,495

SHAREHOLDERS' EQUITY
Common shares of beneficial interest, $.001 par value,
  200,000,000 shares authorized, 40,909,953 and
  31,400,361 shares issued and outstanding as of
  June 30, 1997 and December 31, 1996, respectively             40                 31
Additional paid-in capital                                 583,149            370,813
Unearned compensation                                       (1,197)            (1,408)
Retained earnings                                                -              6,096
                                                        ----------         ----------
Total shareholders' equity                                 581,992            375,532
                                                        ----------         ----------
Total liabilities and shareholders' equity              $1,548,743         $1,152,612
                                                        ==========         ==========

See accompanying notes.

        CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY TRUST
            (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE              THREE
                                                          MONTHS ENDED       MONTHS ENDED
                                                         JUNE 30, 1997      JUNE 30, 1996
                                                         --------------     --------------
REVENUE
Rental                                                       $ 39,341          $27,146
Operating expense reimbursement                                11,941            8,222
Management fees                                                   158              361
Interest and other                                               (249)             921
                                                             --------          -------
Total revenue                                                  51,191           36,650
                                                             --------          -------

OPERATING EXPENSES
Rental property expenses                                        9,276            6,818
Real estate taxes                                               4,202            2,607
General and administrative                                      2,295            1,950
Depreciation and amortization                                   9,318            6,718
                                                             --------          -------
Total operating expenses                                       25,091           18,093
                                                             --------          -------

Operating income                                               26,100           18,557

Premium on debenture conversion                                     -              390

Write off of deferred financing costs                           2,566                -

Interest expense                                               11,329            9,433
                                                             --------          -------
Income before minority interest                                12,205            8,734

Minority interest                                               1,250              925
                                                             --------          -------

Net income                                                   $ 10,955          $ 7,809
                                                             ========          =======

Net income per common share - primary                        $   0.27          $  0.27
                                                             ========          =======

Dividends declared per common share                          $   0.41          $  0.40
                                                             ========          =======

Weighted average number of common shares outstanding           41,116           29,027
                                                             ========          =======

See accompanying notes.

             CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY TRUST
                 (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SIX                SIX
                                                          MONTHS ENDED       MONTHS ENDED
                                                         JUNE 30, 1997      JUNE 30, 1996
                                                         --------------     --------------
REVENUE
Rental                                                       $ 73,982         $ 53,098
Operating expense reimbursement                                22,790           17,127
Management fees                                                   311              866
Interest and other                                                590            2,122
                                                             --------          -------
Total revenue                                                  97,673           73,213
                                                             --------          -------

OPERATING EXPENSES
Rental property expenses                                       17,915           14,635
Real estate taxes                                               7,482            5,172
General and administrative                                      4,782            3,587
Depreciation and amortization                                  17,288           13,174
                                                             --------          -------
Total operating expenses                                       47,467           36,568
                                                             --------          -------

Operating income                                               50,206           36,645

Premium on debenture conversion                                     -              390

Write off of deferred financing costs                           2,566                -

Interest expense                                               23,911           18,567
                                                             --------          -------
Income before minority interest                                23,729           17,688

Minority interest                                               2,225            1,890
                                                             --------          -------

Net income                                                   $ 21,504         $ 15,798
                                                             ========          =======

Net income per common share - primary                        $   0.58          $  0.55
                                                             ========          =======

Dividends declared per common share                          $   0.82          $  0.80
                                                             ========          =======

Weighted average number of common shares outstanding           36,972           28,750
                                                             ========          =======

See accompanying notes.

             CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                               (UNAUDITED AND IN THOUSANDS)
                                                           SIX                SIX
                                                       MONTHS ENDED       MONTHS ENDED
                                                       JUNE 30, 1997      JUNE 30, 1996
                                                      --------------     --------------
OPERATING ACTIVITIES
Net income                                              $  21,504           $  15,798
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                         17,288              13,174
     Amortization of deferred financing costs               4,951               2,321
     Minority interest in net income                        2,225               1,890
     Loss (gain) on sale                                    1,143                (377)
     Noncash compensation                                     211                 250
     Changes in operating assets and liabilities:
        Accounts receivable                                (3,011)             (2,322)
        Prepaid expense and other assets                   (4,729)                831
        Accounts payable                                    2,918                (592)
        Accrued interest on existing debt                    (510)               (357)
        Other liabilities                                   6,461                (824)
                                                         ---------           ---------
Net cash provided by operating activities                  48,451              29,792
                                                         ---------           ---------
INVESTING ACTIVITIES
     Investment in properties                            (275,700)            (65,438)
     Investment in development in progress                (56,163)             (6,306)
     Investment in land held for development               (4,865)             (6,808)
     Increase in deferred leasing costs                    (3,421)             (1,893)
                                                         ---------           ---------
Net cash used in investing activities                    (340,149)            (80,445)
                                                         ---------           ---------
FINANCING ACTIVITIES
     Net proceeds from sale of common stock               191,713                   -
     Proceeds from mortgage loans                         120,473              39,650
     Repayments of mortgage loans                          (6,538)               (387)
     Proceeds from lines of credit                        442,018              77,227
     Repayments on line of credit                        (412,710)            (38,650)
     Increase in deposits on pending acquisitions            (214)              2,156
     Increase in deferred financing costs                  (4,945)               (869)
     Dividends                                            (29,602)            (22,827)
     Distributions to partners                             (3,059)             (2,668)
     Other                                                      -                  13
                                                         ---------           ---------

Net cash provided by financing activities                 297,136              53,645

Increase in cash and cash equivalents                       5,438               2,992

Cash and cash equivalents at beginning of period           19,612              10,629
                                                         ---------           ---------

Cash and cash equivalents at end of period               $ 25,050           $  13,621
                                                         =========           =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $  6,228           $     650
Acquisition of properties                                 (87,054)                  -
Disposition of properties                                  24,970                   -
Assumption of mortgage loans                               33,292                   -
Issuance of operating partnership units                    28,792                   -
Noncash compensation                                          673                 353
Conversion of subordinated debentures                      24,284              16,595
                                                         =========          =========

See accompanying notes.

                       LIBERTY PROPERTY TRUST

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            JUNE 30, 1997


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

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter and the six months ended June 30, 1997 and 1996 is not expected to be material.

Note 2 - Organization
---------------------

The Trust, a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At June 30, 1997, the Trust owned an 89.74% interest in the Operating Partnership as its sole general partner and a .02% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust.

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

           CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                       (IN THOUSANDS)

                                                       JUNE 30, 1997    DECEMBER 31, 1996
                                                      --------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  192,507         $  140,196
  Buildings and improvements                             1,229,326            908,835
  Less accumulated depreciation                           (129,580)          (119,151)
                                                        ----------         ----------
Operating real estate                                    1,292,253            929,880

  Development in progress                                  100,805             85,628
  Land held for development                                 48,919             44,054
                                                        ----------         ----------
Net real estate                                          1,441,977          l,059,562

Cash and cash equivalents                                   25,050             19,612
Accounts receivable                                         11,718              8,707
Deferred financing and leasing costs, net of
  accumulated amortization (1997, $36,289;
  1996, $30,985)                                            27,606             27,013
Prepaid expenses and other assets                           42,392             37,718
                                                        ----------         ----------
Total assets                                            $1,548,743         $1,152,612
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  388,030         $  240,803
Subordinated debentures                                    146,930            171,214
Lines of credit                                            296,000            266,692
Accounts payable                                             9,212              6,294
Accrued interest                                             6,899              7,411
Dividend payable                                            18,468             14,248
Other liabilities                                           34,817             28,923
                                                        ----------         ----------
Total liabilities                                          900,356            735,585

OWNERS' EQUITY
General partner's equity                                   581,992            375,532
Limited partners' equity                                    66,395             41,495
                                                        ----------         ----------
Total owners' equity                                       648,387            417,027
                                                        ----------         ----------
Total liabilities and owners' equity                    $1,548,743         $1,152,612
                                                        ==========         ==========

See accompanying notes.

     CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                            (UNAUDITED AND IN THOUSANDS)
                                                             THREE              THREE
                                                          MONTHS ENDED       MONTHS ENDED
                                                         JUNE 30, 1997      JUNE 30, 1996
                                                         --------------     --------------
REVENUE
Rental                                                       $ 39,341          $27,146
Operating expense reimbursement                                11,941            8,222
Management fees                                                   158              361
Interest and other                                               (249)             921
                                                             --------          -------
Total revenue                                                  51,191           36,650
                                                             --------          -------

OPERATING EXPENSES
Rental property expenses                                        9,276            6,818
Real estate taxes                                               4,202            2,607
General and administrative                                      2,295            1,950
Depreciation and amortization                                   9,318            6,718
                                                             --------          -------
Total operating expenses                                       25,091           18,093
                                                             --------          -------

Operating income                                               26,100           18,557

Premium on debenture conversion                                     -              390

Write off of deferred financing costs                           2,566                -

Interest expense                                               11,329            9,433
                                                             --------          -------
Net income                                                   $ 12,205          $ 8,734
                                                             ========          =======

Net income allocated to general partner                      $ 10,955          $ 7,809
Net income allocated to limited partners                        1,250              925
                                                             ========          =======

See accompanying notes.

         CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                     (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SIX                SIX
                                                          MONTHS ENDED       MONTHS ENDED
                                                         JUNE 30, 1997      JUNE 30, 1996
                                                         --------------     --------------
REVENUE
Rental                                                       $ 73,982          $53,098
Operating expense reimbursement                                22,790           17,127
Management fees                                                   311              866
Interest and other                                                590            2,122
                                                             --------          -------
Total revenue                                                  97,673           73,213
                                                             --------          -------

OPERATING EXPENSES
Rental property expenses                                       17,915           14,635
Real estate taxes                                               7,482            5,172
General and administrative                                      4,782            3,587
Depreciation and amortization                                  17,288           13,174
                                                             --------          -------
Total operating expenses                                       47,467           36,568
                                                             --------          -------

Operating income                                               50,206           36,645

Premium on debenture conversion                                     -              390

Write off of deferred financing costs                           2,566                -

Interest expense                                               23,911           18,567
                                                             --------          -------
Net income                                                   $ 23,729          $17,688
                                                             ========          =======

Net income allocated to general partner                      $ 21,504          $15,798
Net income allocated to limited partner                         2,225            1,890
                                                             ========          =======

      CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                (UNAUDITED AND IN THOUSANDS)

                                                            SIX                SIX
                                                       MONTHS ENDED       MONTHS ENDED
                                                       JUNE 30, 1997      JUNE 30, 1996
                                                      --------------     --------------
OPERATING ACTIVITIES
Net income                                              $  23,729           $  17,688
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                         17,288              13,174
     Amortization of deferred financing costs               4,951               2,321
     Loss (gain) on sale                                    1,143                (377)
     Noncash compensation                                     211                 250
     Changes in operating assets and liabilities:
        Accounts receivable                                (3,011)             (2,322)
        Prepaid expense and other assets                   (4,729)                831
        Accounts payable                                    2,918                (592)
        Accrued interest on existing debt                    (510)               (357)
        Other liabilities                                   6,461                (824)
                                                         ---------           ---------
Net cash provided by operating activities                  48,451              29,792
                                                         ---------           ---------
INVESTING ACTIVITIES
     Investment in properties                            (275,700)            (65,438)
     Investment in development in progress                (56,163)             (6,306)
     Investment in land held for development               (4,865)             (6,808)
     Increase in deferred leasing costs                    (3,421)             (1,893)
                                                         ---------           ---------
Net cash used in investing activities                    (340,149)            (80,445)
                                                         ---------           ---------
FINANCING ACTIVITIES
     Proceeds from mortgage loans                         120,473              39,650
     Repayments of mortgage loans                          (6,538)               (387)
     Proceeds from lines of credit                        442,018              77,227
     Repayments on line of credit                        (412,710)            (38,650)
     Increase in deposits on pending acquisitions            (214)              2,156
     Increase in deferred financing costs                  (4,945)               (869)
     Capital contributions                                191,713                   -
     Distributions to partners                            (32,661)            (25,495)
     Other                                                      -                  13
                                                         ---------           ---------

Net cash provided by financing activities                 297,136              53,645

Increase in cash and cash equivalents                       5,438               2,992

Cash and cash equivalents at beginning of period           19,612              10,629
                                                         ---------           ---------

Cash and cash equivalents at end of period               $ 25,050           $  13,621
                                                         =========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $  6,228           $     650
Acquisition of properties                                 (87,054)                  -
Disposition of properties                                  24,970                   -
Assumption of mortgage loans                               33,292                   -
Issuance of operating partnership units                    28,792                   -
Noncash compensation                                          673                 353
Conversion of subordinated debentures                      24,284              16,595
                                                         =========          =========

See accompanying notes.

                   LIBERTY PROPERTY LIMITED PARTNERSHIP

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             JUNE 30, 1997


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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust", and together with the Operating Partnership referred to as the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At June 30, 1997, the Trust owned an a 89.74% interest in the Operating Partnership as its sole general partner and a .02% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. The Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following discussion compares the activities of the Company for the three and six months ended June 30, 1997 (unaudited) with the activities of the Company for the three and six months ended June 30, 1996
(unaudited). As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

For the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996.
-----------------------------------------------------------------------

Rental revenues increased from $27.1 million to $39.3 million, or by 45% for the three months ended June 30, 1996 to 1997 and increased from $53.1 million to $74.0 million, or by 39% for the six months ended June 30, 1996 to 1997. These increases are primarily due to the increase in the number of properties in operation ("Operating Properties") during the respective periods. As of June 30, 1996, the Company had 230 Operating Properties and as of June 30, 1997, the Company had 326 Operating Properties. From January 1, 1996 through March 31, 1996 and from April 1, 1996 through June 30, 1996, the Company acquired or completed the development on 5 properties and 17 properties, respectively, for a Total Investment of approximately $18.4 and $61.6 million, respectively. From January 1, 1997 through March 31, 1997 and from April 1, 1997 through June 30, 1997, the Company acquired or completed the development on 26 properties and 46 properties, respectively, for a Total Investment of approximately $158.9 million and $259.5 million, respectively. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Operating expense reimbursement increased from $8.2 to $11.9 million for the three months ended June 30, 1996 to 1997 and from $17.1 million to $22.8 million for the six months ended June 30, 1996 to 1997. This increase is a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 87.2% for the three months ended June 30, 1996 to 88.6% for the three months ended

June 30, 1997 and from 86.5% for the six months ended June 30, 1996 to 89.7% for the six months ended June 30, 1997, due to the increase in occupancy.

Rental property and real estate tax expenses increased from $9.4 million to $13.5 million for the three months ended June 30, 1996 to 1997 and from $19.8 million to $25.4 million for the six months ended June 30, 1996 to 1997. These increases are due to the increase in the number of properties owned during the respective periods, partly offset by a reduction in snow removal and other seasonal operating costs during the mild 1997 winter compared to the severe 1996 winter.

Property level operating income for the "Same Store" properties
(properties owned as of January 1, 1996) increased from $46.8 million to $49.2 million for the six months ended June 30, 1996 to 1997, an increase of 5.2%. This increase is due principally to increases in the rental rates for the properties and increases in occupancy.

Set forth below is a schedule comparing the property level operating income for the Same Store properties for the six month periods ended June 30, 1997 and 1996.

                                               SIX MONTHS ENDED
                                        ------------------------------
                                                (IN THOUSANDS)
                                        ------------------------------
                                         JUNE 30, 1997   JUNE 30, 1996
                                        --------------  --------------
Rental revenue                             $51,110         $49,058
Operating expense reimbursement             14,901          15,373
                                           -------         -------
                                            66,011          64,431

Rental property expenses                    12,103          12,985
Real estate taxes                            4,662           4,630
                                           -------         -------
Property level operating income            $49,246         $46,816
                                           =======         =======

General and administrative expenses increased by $345,000 from the three months ended June 30, 1996 to the comparable period in 1997, and by $1.2 million for the six months ended June 30, 1996 to the comparable period in 1997, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods.

Depreciation and amortization expense increased from $6.7 million for the three months ended June 30, 1996 to $9.3 million for the three months ended June 30, 1997 and from $13.2 million for the six months ended June 30, 1996 to $17.3 million for the six months ended June 30, 1997. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased from $9.4 million for the three months ended June 30, 1996 to $11.3 million for the three months ended June 30, 1997 and from $18.6 million for the six months ended June 30, 1996 to $23.9 million for the six months ended June 30, 1997. This increase is due to an increase in the average debt outstanding for the second quarter of 1996 compared to the second quarter of 1997, which equalled $522.9 million and $723.8 million, respectively, partially offset by reduced interest as a result of the Debenture conversions. Further, approximately $2.6 million in deferred financing costs were written off as a result of the termination of the secured Lines of Credit.

As a result of the foregoing, the Company's operating income increased from $18.6 million for the three months ended June 30, 1996 to $26.1 million for the three months ended June 30, 1997 and increased from $36.6 million for the six months ended June 30, 1996 to $50.2 million for the six months ended June 30, 1997. In addition, income before minority interest for the three months increased by 40%, from $8.7 million for the three months ended June 30, 1996 to $12.2 million for the three months ended June 30, 1997 and by 34% from $17.7 million for the six months ended June 30, 1996 to $23.7 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and cash equivalents of $25.1 million. Working capital at June 30, 1997 was $5.9 million.

Net cash flow provided by operating activities increased from $29.8 million for the six months ended June 30, 1996, to $48.5 million for the six months ended June 30, 1997. This $18.7 million increase was primarily due to the cash provided by the additional Operating
Properties in service during the latter period.

Net cash used in investing activities increased from $80.4 million for the six months ended June 30, 1996, to $340.1 million for the six months ended June 30, 1997. This increase primarily resulted from increased acquisition activity in the first six months of 1997, including the acquisition of a portfolio of 16 properties in the Minneapolis, Minnesota marketplace, a portfolio of 14 properties in the South Carolina marketplace and a portfolio of 7 properties in the Detroit, Michigan marketplace.

Net cash provided by financing activities increased from $53.6 million for the six months ended June 30, 1996, to $297.1 million for the six months ended June 30, 1997. This increase was primarily attributable to the Follow-On Offering and the exercise of the overallotment option which was completed on March 24, 1997 and April 1, 1997, respectively, which resulted in the issuance of 8,250,000 Common Shares. The net proceeds of the offering were approximately $191.7 million.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company has funded its long-term liquidity requirements such as property acquisition and development activities primarily through secured line of credit facilities (the "Lines of Credit"). During the second quarter of 1997, the Company replaced these secured facilities with a $325.0 million unsecured line of credit (the "Line of Credit").

The interest rate on borrowings under the Line of Credit fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"). The initial interest rate for borrowings under the Line of Credit was 125 basis points over LIBOR. On June 23, 1997, Moody's raised its prospective senior debt rating of the Company to Baa3 from Ba2 and on July 22, 1997, S&P assigned a BBB- prospective senior debt rating to the Company. At these ratings, the interest rate for borrowings under the Line of Credit is 110 basis points over LIBOR.

Periodically, the Company pays down borrowings on the Lines of Credit with funds from long term capital sources. In 1997, the Company used $170.0 million of the proceeds from the Follow-on Offering to paydown the Lines of Credit.

As of June 30, 1997, $388.0 million in mortgage loans were outstanding with maturities ranging from 1997 to 2013. The interest rates on $353.3 million of mortgage loans are fixed and range from 6% to 9%. Interest rates on $34.7 million of mortgage loans float with LIBOR or prime, of which $19.3 million is subject to certain caps. The weighted average interest rate for the mortgage loans is 7.8%, and the weighted average life is 7.0 years.

General

The Company expects to incur variable rate debt, including borrowings under the Line of Credit, from time to time. The Company has entered into a swap agreement, with a notional amount of $119.0 million, to hedge against possible fluctuations in interest rates in anticipation of a debt issuance in 1997 for a five to seven year term. The Company believes that its existing sources of capital will provide sufficient funds to finance its continued acquisition and development activities. In this regard, the Company continues to evaluate its long term capital sources which generally include the availability of debt financing and access to equity.

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

On February 21, 1997, the Company filed a shelf registration with the Securities and Exchange Commission that enables the Company to offer up to an aggregate of $850.0 million of securities, including common stock, preferred stock and debt (the "Second Shelf Registration"). On March 24, 1997, the Company completed the Follow-on Offering which resulted in the issuance of an additional 7,500,000 Common Shares, and on April 1, 1997, the overallotment option was exercised, resulting in the issuance of an additional 750,000 Common Shares. The issuance of these Common Shares resulted in net proceeds of $191.7 million. Collectively, the Initial Shelf Registration and the Second Shelf Registration are referred to as the "Shelf Registration".

Presently, the Shelf Registration provides Liberty Property Trust and Liberty Property Limited Partnership with the ability to offer up to $479.4 million and $400.0 million of securities, respectively.

Calculation of Funds from Operations

Management considers Funds from Operations an appropriate measure of the performance of an equity REIT. Funds from Operations is defined by NAREIT as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization excluding the amortization of deferred financing costs and depreciation of non-real estate assets. Funds from Operations should not be considered as an alternative to net income or as an alternative to cash flow as a measure of liquidity. Funds from Operations for the three and six months ended June 30, 1997 and 1996 are as follows:

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                             (IN THOUSANDS)          (IN THOUSANDS)
                                          -------------------      -------------------
                                          JUNE 30,   JUNE 30,      JUNE 30,   JUNE 30,
                                            1997       1996          1997       1996
                                          --------   --------      --------   --------
Net Income                                $ 10,955   $  7,809      $ 21,504   $ 15,798
Add Back:
  Minority interest                          1,250        925         2,225      1,890
  Depreciation and amortization              9,209      6,639        17,068     13,027
  (Gain) loss on sale                        1,143          -         1,143       (377)
  Premium on debenture conversion                -        390             -        390
  Write off of deferred financing costs      2,566          -         2,566          -
                                          ========   ========      ========   ========
Funds from operations                     $ 25,123   $ 15,763      $ 44,506   $ 30,728
                                          ========   ========      ========   ========

INFLATION
---------
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The Line of Credit bears interest at a variable rate; therefore, the amount of interest payable under the Line of Credit will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants' leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

PART II:     OTHER INFORMATION
-----------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1997 Annual Meeting of Shareholders of the Trust was held on May 21, 1997.

         A.  Election of Trustees.

         At the meeting, management's nominees, Joseph P. Denny, David
L. Lingerfelt and John A. Miller, were elected to fill the three available positions as Class III trustees. Voting (expressed in number of shares) was as follows: Mr. Denny: 35,316,771 for, 142,451 against or withheld and no abstentions or broker non-votes; Mr. Lingerfelt:
35,314,902 for, 144,320 against or withheld and no abstentions or brokers non-votes; and Mr. Miller: 35,313,809 for, 145,413 against or withheld and no abstentions or brokers non-votes.

         B.  Amendment to Declaration of Trust.

             At the meeting, the shareholders approved amendments to the Trust's Amended and Restated Declaration of Trust (as amended, the "Declaration of Trust") which became effective on May 29, 1997. The amendments reduced the ownership limitation applicable to the Trust's shares of beneficial interest, which include the Trust's common shares as well as any preferred shares of beneficial interest that may be issued in the future (the "Ownership Limitation"), from 7.5% to 5% and conformed the legend required to appear on certificates evidencing the Trust's shares of beneficial interest to reflect the aforementioned reduction in the Ownership Limitation. The amendments also gave the Trust's Board of Trustees the authority to grant exemptions from the Ownership Limitation without the necessity of obtaining the approval of the Trust's shareholders except in those instances where the aggregate ownership limitations in the Declaration of Trust designed to protect the Trust's tax status as a real estate investment trust would be breached, in which case an exemption from the Ownership Limitation would continue to require approval by the affirmative vote of not less than two-thirds of the Trust's shares of beneficial interest then outstanding and entitled to vote on the matter. Prior to the effective date of the amendments, any exemption from the Ownership Limitation required the aforementioned approval of the Trust's shareholders.

             Voting (expressed in number of shares) was as follows:

             1. As to the Amendment to the Declaration of Trust of the Trust to reduce the ownership limitation with respect to shares of beneficial interest of the Trust from 7.5% to 5.0% and in connection therewith to conform the restrictive legend appearing on certificates for shares of beneficial interest of the Trust to reflect such reduction in the ownership limitation: 27,054,358 for; 2,371,502 against; 190,403 abstained; and 5,842,959 broker non-votes.

             2. As to the Amendment to the Declaration of Trust of the Trust to permit the Board of Trustees of the Trust to grant certain exemptions from the ownership limitation with respect to shares of beneficial interest of the Trust without shareholder approval:
26,585,667 for; 2,237,491 against, 204,662 abstained; and 6,431,402 broker non-votes.

         C.  Amendment to Share Incentive Plan

             3. At the meeting, the Trust's shareholders also approved an amendment to the Trust's Amended and Restated Share Incentive Plan (the "Plan") which increased the number of the Trust's shares of beneficial interest available for awards pursuant to the Plan from 2,100,000 to 4,033,535. Voting (expressed in number of shares) was as follows: 22,432,839 for; 12,230,319 against; 207,621 abstained; and
588,443 broker non-votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             4.1 Form of Senior Indenture by and between the Operating Partnership and the The First National Bank of Chicago. (Originally filed as Exhibit 4.1 to the Registration Statement on Form S-3 of the Trust and the Operating Partnership (Commission File No. 33-94782)).

         b.  27   Financial Data Schedule (EDGAR VERSION ONLY)

         c.  Report on Form 8-K

             Report on Form 8-K dated May 21, 1997 filed under Item 5 relating to the acquisition of 7 properties and the probable acquisition of 6 properties during the period from March 21, 1997 and May 21, 1997. The report includes Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and Liberty Property Limited Partnership, and Pro Forma Consolidated Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST




/s/ JOSEPH P. DENNY                           July 30, 1997
---------------------------------             --------------------------
Joseph P. Denny                               Date
President




/s/ GEORGE J. ALBURGER, JR.                   July 30, 1997
---------------------------------             --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer




LIBERTY PROPERTY LIMITED PARTNERSHIP
By:  LIBERTY PROPERTY TRUST, GENERAL PARTNER





/s/ JOSEPH P. DENNY                            July 30, 1997
----------------------------------             -------------------------
Joseph P. Denny                                Date
President




/s/ GEORGE J. ALBURGER, JR.                    July 30,  1997
----------------------------------             -------------------------
George J. Alburger, Jr.                        Date
Chief Financial Officer

EXHIBIT 4.1

                    LIBERTY PROPERTY LIMITED PARTNERSHIP,

                                 AS OBLIGOR

                                     AND

                      THE FIRST NATIONAL BANK OF CHICAGO,

                                 AS TRUSTEE


                                  INDENTURE

                 DATED AS OF                          , 1997

                 ___________________________________________

                              Debt Securities

                 ___________________________________________



                             TABLE OF CONTENTS



ARTICLE  -  PAGE

PARTIES   1

RECITALS OF THE COMPANY   1

ARTICLE ONE - DEFINITIONS AND OTHER PROVISIONS OF GENERAL
APPLICATION   1

SECTION 101.  Definitions   1
SECTION 102.  Compliance Certificates and Opinions   11
SECTION 103.  Form of Documents Delivered to Trustee   12
SECTION 104.  Acts of Holders   12
SECTION 105.  Notices, etc., to Trustee and Company   14
SECTION 106.  Notice to Holders; Waiver   14
SECTION 107.  Effect of Headings and Table of Contents   15
SECTION 108.  Successors and Assigns   15
SECTION 109.  Separability Clause   16
SECTION 110.  Benefits of Indenture   16
SECTION 111.  Non-Recourse   16
SECTION 112.  Governing Law   16
SECTION 113.  Legal Holidays   16

ARTICLE TWO - SECURITIES FORMS   17

SECTION 201.  Forms of Securities   17
SECTION 202.  Form of Trustee's Certificate of Authentication   17
SECTION 203.  Securities Issuable in Global Form   17

ARTICLE THREE - THE SECURITIES   18

SECTION 301.  Amount Unlimited; Issuable in Series   18
SECTION 302.  Denominations   22
SECTION 303.  Execution, Authentication, Delivery and Dating   22
SECTION 304.  Temporary Securities   24
SECTION 305.  Registration, Registration of Transfer and Exchange   26
SECTION 306.  Mutilated, Destroyed, Lost and Stolen Securities   29
SECTION 307.  Payment of Interest; Interest Rights Preserved   30
SECTION 308.  Persons Deemed Owners   32
SECTION 309.  Cancellation   33
SECTION 310.  Computation of Interest   33

ARTICLE FOUR - SATISFACTION AND DISCHARGE   34

SECTION 401.  Satisfaction and Discharge of Indenture   34
SECTION 402.  Application of Trust Funds   35

ARTICLE FIVE - REMEDIES   35

SECTION 501.  Events of Default   35
SECTION 502.  Acceleration of Maturity; Rescission and Annulment   37
SECTION 503.  Collection of Indebtedness and Suits for Enforcement by
              Trustee   38
SECTION 504.  Trustee May File Proofs of Claim   39
SECTION 505.  Trustee May Enforce Claims Without Possession of
              Securities or Coupons   39
SECTION 506.  Application of Money Collected   40
SECTION 507.  Limitation on Suits   40
SECTION 508. Unconditional Right of Holders to Receive Principal, Premium or Make-Whole Amount, if any, Interest and
              Additional Amounts   41
SECTION 509.  Restoration of Rights and Remedies   41
SECTION 510.  Rights and Remedies Cumulative   41
SECTION 511.  Delay or Omission Not Waiver   41
SECTION 512.  Control by Holders of Securities   41
SECTION 513.  Waiver of Past Defaults   42
SECTION 514.  Waiver of Usury, Stay or Extension Laws   42
SECTION 515.  Undertaking for Costs   42

ARTICLE SIX - THE TRUSTEE   43

SECTION 601.  Notice of Defaults   43
SECTION 602.  Certain Rights of Trustee   43
SECTION 603.  Not Responsible for Recitals or Issuance of Securities  44
SECTION 604.  May Hold Securities   44
SECTION 605.  Money Held in Trust   45
SECTION 606.  Compensation and Reimbursement   45
SECTION 607.  Corporate Trustee Required; Eligibility; Conflicting
              Interests   45
SECTION 608.  Resignation and Removal; Appointment of Successor   46
SECTION 609.  Acceptance of Appointment by Successor   47
SECTION 610.  Merger, Conversion, Consolidation or Succession to
              Business   48
SECTION 611.  Appointment of Authenticating Agent   48

ARTICLE SEVEN - HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY   50

SECTION 701.  Disclosure of Names and Addresses of Holders   50
SECTION 702.  Reports by Trustee   50
SECTION 703.  Reports by Company   50
SECTION 704.  The Company to Furnish Trustee Names and Addresses of
              Holders   51

ARTICLE EIGHT - CONSOLIDATION, MERGER, SALE, LEASE OR CONVEYANCE   51

SECTION 801. Consolidations and Mergers of Company and Sales, Leases and Conveyances Permitted Subject to Certain Conditions 51
SECTION 802.  Rights and Duties of Successor Entity   52
SECTION 803.  Officers' Certificate and Opinion of Counsel   52

ARTICLE NINE - SUPPLEMENTAL INDENTURES   52

SECTION 901.  Supplemental Indentures Without Consent of Holders   52
SECTION 902.  Supplemental Indentures with Consent of Holders   54
SECTION 903.  Execution of Supplemental Indentures   55
SECTION 904.  Effect of Supplemental Indentures   55
SECTION 905.  Conformity with Trust Indenture Act   55
SECTION 906.  Reference in Securities to Supplemental Indentures   55
SECTION 907.  Notice of Supplemental Indentures   55

ARTICLE TEN - COVENANTS   56

SECTION 1001.  Payment of Principal, Premium (if any), Make-Whole Amount
               (if any), Interest and Additional Amounts   56
SECTION 1002.  Maintenance of Office or Agency   56
SECTION 1003.  Money for Securities Payments to Be Held in Trust   58
SECTION 1004.  Intentionally Omitted   59
SECTION 1005.  Existence   59
SECTION 1006.  Maintenance of Properties   59
SECTION 1007.  Insurance   59
SECTION 1008.  Payment of Taxes and Other Claims   59
SECTION 1009.  Provision of Financial Information   60
SECTION 1010.  Statement as to Compliance   60
SECTION 1011.  Additional Amounts   60
SECTION 1012.  Waiver of Certain Covenants   61

ARTICLE ELEVEN  - REDEMPTION OF SECURITIES   61

SECTION 1101.  Applicability of Article; Redemption to Maintain REIT
               Status   61
SECTION 1102.  Election to Redeem; Notice to Trustee   62
SECTION 1103.  Selection by Trustee of Securities to Be Redeemed   62
SECTION 1104.  Notice of Redemption   62
SECTION 1105.  Deposit of Redemption Price   64
SECTION 1106.  Securities Payable on Redemption Date   64
SECTION 1107.  Securities Redeemed in Part   65

ARTICLE TWELVE - SINKING FUNDS   65

SECTION 1201.  Applicability of Article   65
SECTION 1202.  Satisfaction of Sinking Fund Payments with Securities  65
SECTION 1203.  Redemption of Securities for Sinking Fund   66

ARTICLE THIRTEEN - REPAYMENT AT THE OPTION OF HOLDERS   66

SECTION 1301.  Applicability of Article   66
SECTION 1302.  Repayment of Securities   66
SECTION 1303.  Exercise of Option   66
SECTION 1304.  When Securities Presented for Repayment Become Due and
               Payable   67
SECTION 1305.  Securities Repaid in Part   68

ARTICLE FOURTEEN - DEFEASANCE AND COVENANT DEFEASANCE   68

SECTION 1401.  Applicability of Article; Company's Option to Effect
               Defeasance or Covenant Defeasance   68
SECTION 1402.  Defeasance and Discharge   69
SECTION 1403.  Covenant Defeasance   69
SECTION 1404.  Conditions to Defeasance or Covenant Defeasance   69
SECTION 1405.  Deposited Money and Government Obligations to Be Held in
               Trust; Other Miscellaneous Provisions   71

ARTICLE FIFTEEN - MEETINGS OF HOLDERS OF SECURITIES   72

SECTION 1501.  Purposes for Which Meetings May Be Called   72
SECTION 1502.  Call, Notice and Place of Meetings   72
SECTION 1503.  Persons Entitled to Vote at Meetings   73
SECTION 1504.  Quorum; Action   73
SECTION 1505.  Determination of Voting Rights; Conduct and Adjournment
               of Meetings   74
SECTION 1506.  Counting Votes and Recording Action of Meetings   75
SECTION 1507.  Evidence of Action Taken by Holders   75
SECTION 1508.  Proof of Execution of Instruments   75





              Liberty Property Limited Partnership, as Obligor

Reconciliation and tie between Trust Indenture Act of 1939 (the "1939
Act") and this Indenture, dated as of                           , 1997.

Trust Indenture Act Section       Indenture Section

(S)   310   (a)   (1)                    607
(a)   (2)                                607
(b)                                 607, 608
(S)   312   (c)                          701
(S)   313   (a)                           70
(c)                                      702
(S)   314   (a)                          703
(a)   (4)                               1011
(c)   (1)                                102
(c)   (2)                                102
(e)                                      102
(S)   315   (b)                          601
(S)   316   (a) (last sentence)          101   ("Outstanding")
(a)   (1)  (A)                      502, 512
(a)   (1)  (B)                           513
(b)                                      508
(S)   317   (a)   (1)                    503
(a)   (2)                                504
(S)   318   (a)                          111
(c)                                      111

________________________

NOTE:   This reconciliation and tie shall not, for any purpose, be deemed to be a part of this Indenture.

Attention should also be directed to Section 318 (c) of the 1939 Act, which provides that the provisions of Sections 310 to and including 317 of the 1939 Act are a part of and govern every qualified indenture, whether or not physically contained therein.



                             PARTIES

Indenture (this "Indenture"), dated as of                           ,
1997, by and between LIBERTY PROPERTY LIMITED PARTNERSHIP, a Pennsylvania limited partnership (the "Company") having its principal office at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355, and The First National Bank of Chicago, a national banking association, as Trustee hereunder (the "Trustee"), having its Corporate Trust Office (as defined below) at One First National Plaza, Suite 0126, Chicago, Illinois 60670-0126.

                    RECITALS OF THE COMPANY

The Company deems it necessary to issue from time to time for its lawful purposes debt securities (the "Securities") evidencing its unsecured indebtedness, and has duly authorized the execution and delivery of this Indenture to provide for the issuance from time to time of the Securities, unlimited as to principal amount, to bear interest at the rates or formulas, to mature at such times and to have such other provisions as shall be fixed as hereinafter provided.

This Indenture is subject to the provisions of the Trust Indenture Act of 1939, as amended, that are deemed to be incorporated into this Indenture and shall, to the extent applicable, be governed by such provisions.

All things necessary to make this Indenture a valid agreement of the Company, in accordance with its terms, have been done.

            NOW, THEREFORE, THIS INDENTURE WITNESSETH:

For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually covenanted and agreed, for the equal and proportionate benefit of all Holders of the Securities, as follows:


                             ARTICLE ONE

       DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

SECTION 101. Definitions. For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

(1) the terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular;

(2) all other terms used herein which are defined in the TIA, either directly or by reference therein, have the meanings assigned to them therein, and the terms "cash transaction" and "self-liquidating paper", as used in TIA Section 311, shall have the meanings assigned to them in the rules of the Commission adopted under the TIA;

(3) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP; and

(4) the words "herein", "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

"Acquisition Lines of Credit" means, collectively, any secured lines of credit of the Company or any Subsidiary, the proceeds of which shall be used, among other things, to acquire interests, directly or indirectly, in real estate.

"Act", when used with respect to any Holder, has the meaning specified in Section 104.

"Additional Amounts" means any additional amounts which are required by a Security or by or pursuant to a Board Resolution, under circumstances specified therein, to be paid by the Company in respect of certain taxes imposed on certain Holders and which are owing to such Holders.

("Adjusted Total Assets" as of any date means)

"Affiliate" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

"Annual Service Charge" as of any date means the amount of any interest expensed during the four consecutive fiscal quarters most recently ended prior to such date.

"Authenticating Agent" means any authenticating agent appointed by the Trustee pursuant to Section 611.

"Authorized Newspaper" means a newspaper, printed in the English language or in an official language of the country of publication, customarily published on each Business Day, whether or not published on Saturdays, Sundays or holidays, and of general circulation in each place in connection with which the term is used or in the financial community of each such place. Whenever successive publications are required to be made in Authorized Newspapers, the successive publications may be made in the same or in different Authorized Newspapers in the same city meeting the foregoing requirements and in each case on any Business Day.

"Bankruptcy Law" has the meaning specified in Section 501.

"Bearer Security" means any Security established pursuant to Section 201 which is payable to bearer.

"Board of Trustees" means the board of trustees of the Trust, the executive committee or any committee of that board duly authorized to act hereunder, as the case may be.

"Board Resolution" means a copy of a resolution of the Trust, certified by the Secretary or an Assistant Secretary of the Trust to have been duly adopted by the Board of Trustees and to be in full force and effect on the date of such certification, and delivered to the Trustee.

"Business Day", when used with respect to any Place of Payment or any other particular location referred to in this Indenture or in the Securities, means, unless otherwise specified with respect to any Securities pursuant to Section 301, any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which banking institutions in that Place of Payment or particular location are authorized or required by law, regulation or executive order to close.

"CEDEL" means Centrale de Livraison de Valeurs Mobilieres, S.A., or its successor.

"Commission" means the Securities and Exchange Commission, as from time to time constituted, created under the Exchange Act, or, if at any time after execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties on such date.

"Common Shares" means, with respect to any Person, capital stock or shares of beneficial interest issued by such Person other than Preferred Shares.

"Company" means Liberty Property Limited Partnership, a Pennsylvania limited partnership, until a successor Company shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Company" shall mean such successor Company.

"Company Request" and "Company Order" mean, respectively, a written request or order signed in the name of and on behalf of the Company by the Chairman of the Board, the President or a Vice President, and by the Treasurer or an Assistant Treasurer, the Secretary or an Assistant Secretary of the Trust, as general partner of the Company, and delivered to the Trustee.

"CONSOLIDATED INCOME AVAILABLE FOR DEBT SERVICE" FOR ANY PERIOD MEANS CONSOLIDATED NET INCOME OF THE COMPANY AND ITS SUBSIDIARIES PLUS AMOUNTS WHICH HAVE BEEN DEDUCTED FOR (A) INTEREST ON DEBT OF THE COMPANY AND ITS SUBSIDIARIES, (B) PROVISION FOR TAXES OF THE COMPANY AND ITS SUBSIDIARIES BASED ON INCOME, (C) AMORTIZATION OF DEBT DISCOUNT, (D) PROVISIONS FOR GAINS AND LOSSES ON PROPERTIES, (E) DEPRECIATION AND AMORTIZATION, (F) THE EFFECT OF ANY NONCASH CHARGE RESULTING FROM A CHANGE IN ACCOUNTING PRINCIPLES IN DETERMINING CONSOLIDATED NET INCOME FOR SUCH PERIOD AND (G) AMORTIZATION OF DEFERRED CHARGES.

"CONSOLIDATED NET INCOME" FOR ANY PERIOD MEANS THE AMOUNT OF NET INCOME (OR LOSS) OF THE COMPANY AND ITS SUBSIDIARIES FOR SUCH PERIOD DETERMINED ON A CONSOLIDATED BASIS IN ACCORDANCE WITH GAAP.

"Conversion Event" means the cessation of use of (i) a Foreign Currency both by the government of the country which issued such currency and for the settlement of transactions by a central bank or other public institutions of or within the international banking community, (ii) the ECU both within the European Monetary System and for the settlement of transactions by public institutions of or within the European Communities or (iii) any currency unit (or composite currency) other than the ECU for the purposes for which it was established.

"Corporate Trust Office" means the principal corporate trust office of the Trustee at which, at any particular time, its corporate trust business shall be administered, which office at the date hereof is located at One First National Plaza, Suite 0126, Chicago, Illinois 60670, except that for purposes of Section 1002, such term shall mean the office or agency of the Trustee in the United Kingdom, which office at the date hereof is located at 27 Leadenhall Street, London EC3A 1AA; attention: Corporate Trust Administration.

"corporation" includes corporations, associations, companies, real estate investment trusts and business trusts.

"coupon" means any interest coupon appertaining to a Bearer Security.

"Custodian" has the meaning specified in Section 501.

"DEBT" OF THE COMPANY OR ANY SUBSIDIARY MEANS ANY INDEBTEDNESS OF THE COMPANY OR ANY SUBSIDIARY, WHETHER OR NOT CONTINGENT, IN RESPECT OF (I) BORROWED MONEY EVIDENCED BY BONDS, NOTES, DEBENTURES OR SIMILAR INSTRUMENTS, (II) INDEBTEDNESS SECURED BY ANY MORTGAGE, PLEDGE, LIEN, CHARGE, ENCUMBRANCE OR ANY SECURITY INTEREST EXISTING ON PROPERTY OWNED BY THE COMPANY OR ANY SUBSIDIARY, (III) REIMBURSEMENT OBLIGATIONS IN CONNECTION WITH ANY LETTERS OF CREDIT ACTUALLY ISSUED OR AMOUNTS REPRESENTING THE BALANCE DEFERRED AND UNPAID OF THE PURCHASE PRICE OF ANY PROPERTY EXCEPT ANY SUCH BALANCE THAT CONSTITUTES AN ACCRUED EXPENSE OR TRADE PAYABLE OR (IV) ANY LEASE OF PROPERTY BY THE COMPANY OR ANY SUBSIDIARY AS LESSEE WHICH IS REFLECTED ON THE COMPANY'S CONSOLIDATED BALANCE SHEET AS A CAPITALIZED LEASE IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES; IN THE CASE OF ITEMS OF INDEBTEDNESS INCURRED UNDER (I) THROUGH (III) ABOVE TO THE EXTENT THAT ANY SUCH ITEMS (OTHER THAN LETTERS OF CREDIT) WOULD APPEAR AS A LIABILITY ON THE COMPANY'S CONSOLIDATED BALANCE SHEET IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, AND ALSO INCLUDES, TO THE EXTENT NOT OTHERWISE INCLUDED, ANY OBLIGATION BY THE COMPANY OR ANY SUBSIDIARY TO BE LIABLE FOR, OR TO PAY, AS OBLIGOR, GUARANTOR OR OTHERWISE (OTHER THAN FOR PURPOSES OF COLLECTION IN THE ORDINARY COURSE OF BUSINESS), INDEBTEDNESS OF ANOTHER PERSON (OTHER THAN THE COMPANY OR ANY SUBSIDIARY).

"Defaulted Interest" has the meaning specified in Section 307.

"Disqualified Stock" means, with respect to any person, any capital stock or partnership interest of such person which by the terms of such capital stock or partnership interest (or by the terms of any security into which it is convertible or for which it is exchangeable or exercisable), upon the occurrence of any event or otherwise: (i) matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise; (ii) is convertible into or exchangeable or exercisable for Debt or Disqualified Stock; or (iii) is redeemable at the option of the holder thereof, in whole or in part, in each case on or prior to the maturity of the relevant series of Securities.

"DTC" means The Depository Trust Company for so long as it shall be a clearing agency registered under the Exchange Act, or such successor as the Company shall designate from time to time in an Officer's
Certificate delivered to the Trustee.

"Dollar" or "$" means a dollar or other equivalent unit in such coin or currency of the United States of America as at the time shall be legal tender for the payment of public and private debts.

"ECU" means the European Currency Unit as defined and revised from time to time by the Council of the European Communities.

"Euroclear" means Morgan Guaranty Trust Company of New York, Brussels Office, or its successor as operator of the Euroclear System.

"European Communities" means the European Economic Community, the
European Coal and Steel Community and the European Atomic Energy
Community.

"European Monetary System" means the European Monetary System established by the Resolution of December 5, 1978 of the Council of the European Communities.

"Event of Default" has the meaning specified in Article Five.

"Exchange Act" means the Securities Exchange Act of 1934 and any successor statute thereto, in each case as amended from time to time and the rules and regulations of the Commission thereunder.

"Foreign Currency" means any currency, currency unit or composite currency, including, without limitation, the ECU issued by the government of one or more countries other than the United States of America or by any recognized confederation or association of such governments.

"GAAP" means generally accepted accounting principles, as in effect from time to time, as used in the United States applied on a consistent basis; provided, that solely for purposes of any calculation required by the financial covenants contained herein, "GAAP" shall mean generally accepted accounting principles as used in the United States on the date hereof, applied on a consistent basis.

"Government Obligations" means securities which are (i) direct obligations of the United States of America or the government which issued the Foreign Currency in which the Securities of a particular series are payable, for the payment of which its full faith and credit is pledged or (ii) obligations of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America or such government which issued the Foreign Currency in which the Securities of such series are payable, the payment of which is unconditionally guaranteed as a full faith and credit obligation by the United States of America or such other government, which, in either case, are not callable or redeemable at the option of the issuer thereof, and shall also include a depository receipt issued by a bank or trust company as custodian with respect to any such Government Obligation or a specific payment of interest on or principal of any such Government Obligation held by such custodian for the account of the holder of a depository receipt, provided that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depository receipt from any amount received by the custodian in respect of the Government Obligation or the specific payment of interest on or principal of the Government Obligation evidenced by such depository receipt.

"Holder" means, in the case of a Registered Security, the Person in whose name a Security is registered in the Security Register and, in the case of a Bearer Security, the bearer thereof and, when used with respect to any coupon, shall mean the bearer thereof.

"Indenture" means this instrument as originally executed or as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof, and shall include the terms of particular series of Securities established as contemplated by Section 301; provided, however, that, if at any time more than one Person is acting as Trustee under this instrument, "Indenture" shall mean, with respect to any one or more series of Securities for which such Person is Trustee, this instrument as originally executed or as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof and shall include the terms of the particular series of Securities for which such Person is Trustee established as contemplated by Section 301, exclusive, however, of any provisions or terms which relate solely to other series of Securities for which such Person is Trustee, regardless of when such terms or provisions were adopted, and exclusive of any provisions or terms adopted by means of one or more indentures supplemental hereto executed and delivered after such Person had become such Trustee but to which such Person, as such Trustee, was not a party.

"Indexed Security" means a Security the terms of which provide that the principal amount thereof payable at Stated Maturity may be more or less than the principal face amount thereof at original issuance.

"interest" when used with respect to an Original Issue Discount Security which by its terms bears interest only after Maturity, shall mean interest payable after Maturity, and, when used with respect to a Security which provides for the payment of Additional Amounts pursuant to Section 1011, includes such Additional Amounts.

"Interest Payment Date" when used with respect to any Security, means the Stated Maturity of an installment of interest on such Security.

"Make-Whole Amount" means, in connection with any optional redemption of any Securities, the excess, if any, of: (i) the aggregate present value as of the date of such redemption of each dollar of principal being redeemed and the amount of interest (exclusive of interest accrued to the date of redemption) that would have been payable in respect of each such dollar if such redemption had not been made, determined by discounting, on a semi-annual basis, such principal and interest at the Reinvestment Rate (determined on the third Business Day preceding the date notice of such redemption is given) from the respective dates on which such principal and interest would have been payable if such redemption had not been made, to the date of redemption; over (ii) the aggregate principal amount of the Securities being redeemed.

"Maturity", when used with respect to any Security, means the date on which the principal of such Security or an installment of principal becomes due and payable as therein or herein provided, whether at the Stated Maturity or by declaration of acceleration, notice of redemption, notice of option to elect repayment or otherwise.

"Officers' Certificate" means a certificate signed by the Chairman of the Board of Directors, the President or a Vice-President and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, of the Trust, as general partner of the Company, and delivered to the Trustee.

"Opinion of Counsel" means a written opinion of counsel, who may be counsel for the Company or who may be an employee of or other counsel for the Trust or the Company and who shall be reasonably satisfactory to the Trustee.

"Original Issue Discount Security" means any Security which provides for an amount less than the principal amount thereof to be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to
Section 502.

"Outstanding", when used with respect to Securities, means, as of the date of determination, all Securities theretofore authenticated and delivered under this Indenture, except:

   (i) Securities theretofore canceled by the Trustee or delivered to the Trustee for cancellation;

   (ii) Securities, or portions thereof, for whose payment or redemption or repayment at the option of the Holder money in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent (other than the Company) in trust or set aside and segregated in trust by the Company (if the Company shall act as its own Paying Agent) for the Holders of such Securities and any coupons appertaining thereto, provided that, if such Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor satisfactory to the Trustee has been made;

   (iii) Securities, except to the extent provided in Sections 1402 and 1403, with respect to which the Company has effected defeasance and/or covenant defeasance as provided in Article Twelve; and

   (iv) Securities which have been paid pursuant to Section 306 or in exchange for or in lieu of which other Securities have been authenticated and delivered pursuant to this Indenture, other than any such Securities in respect of which there shall have been presented to the Trustee proof satisfactory to it that such Securities are held by a bona fide purchaser in whose hands such Securities are valid obligations of the Company; provided, however, that in determining whether the Holders of the requisite principal amount of the Outstanding Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder or are present at a meeting of Holders for quorum purposes, and for the purpose of making the calculations required by TIA Section 313, (i) the principal amount of an Original Issue Discount Security that may be counted in making such determination or calculation and that shall be deemed to be Outstanding for such purpose shall be equal to the amount of principal thereof that would be (or shall have been declared to be) due and payable, at the time of such determination, upon a declaration of acceleration of the maturity thereof pursuant to Section 502, (ii) the principal amount of any Security denominated in a Foreign Currency that may be counted in making such determination or calculation and that shall be deemed Outstanding for such purpose shall be equal to the Dollar equivalent, determined pursuant to Section 301 as of the date such Security is originally issued by the Company, of the principal amount (or, in the case of an Original Issue Discount Security, the Dollar equivalent as of such date of original issuance of the amount determined as provided in cause (i) above) of such Security, (iii) the principal amount of any Indexed Security that may be counted in making such determination or calculation and that shall be deemed outstanding for such purpose shall be equal to the principal face amount of such Indexed Security at original issuance, unless otherwise provided with respect to such Security pursuant to
Section 301, and (iv) Securities owned by the Company or any other obligor upon the Securities or any Affiliate of the Company or of such other obligor shall be disregarded and deemed not to be Outstanding, except that, in determining whether the Trustee shall be protected in making such calculation or in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Securities which the Trustee knows to be so owned shall be so disregarded. Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor upon the Securities or any Affiliate of the Company or of such other obligor.

"Paying Agent" means any Person authorized by the Company to pay the principal of (and premium, if any) or interest on any Securities or coupons on behalf of the Company.

"Person" means any individual, corporation, company, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

"Place of Payment", when used with respect to the Securities of or within any series, means the place or places where the principal of (and premium, if any) and interest on such Securities are payable as specified as contemplated by Sections 301 and 1002.

"Predecessor Security" of any particular Security means every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security; and, for the purposes of this definition, any Security authenticated and delivered under Section 306 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Security or a Security to which a mutilated, destroyed, lost or stolen coupon appertains shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen Security or the Security to which the mutilated, destroyed, lost or stolen coupon appertains.

"Preferred Shares" means, with respect to any Person, capital stock or shares of beneficial interest issued by such Person that is entitled to a preference or priority over any other capital stock or shares of beneficial interest issued by such Person upon any distribution of such Person's assets, whether by dividend or upon liquidation.

"Redemption Date", when used with respect to any Security to be redeemed, in whole or in part, means the date fixed for such redemption by or pursuant to this Indenture.

"Redemption Price", when used with respect to any Security to be redeemed, means the price at which it is to be redeemed pursuant to this Indenture.

"Registered Security" shall mean any Security which is registered in the Security Register.

"Regular Record Date" for the interest payable on any Interest Payment Date on the Registered Securities of or within any series means the date specified for that purpose as contemplated by Section 301, whether or not a Business Day.

"REINVESTMENT RATE" MEANS THE YIELD ON TREASURY SECURITIES AT A CONSTANT MATURITY CORRESPONDING TO THE REMAINING LIFE (AS OF THE DATE OF REDEMPTION, AND ROUNDED TO THE NEAREST MONTH) TO STATED MATURITY OF THE PRINCIPAL BEING REDEEMED (THE "TREASURY YIELD"), PLUS 0.25%. FOR PURPOSES HEREOF, THE TREASURY YIELD SHALL BE EQUAL TO THE ARITHMETIC MEAN OF THE YIELDS PUBLISHED IN THE STATISTICAL RELEASE UNDER THE HEADING "WEEK ENDING" FOR "U.S. GOVERNMENT SECURITIES -- TREASURY CONSTANT MATURITIES" WITH A MATURITY EQUAL TO SUCH REMAINING LIFE; PROVIDED, THAT IF NO PUBLISHED MATURITY EXACTLY CORRESPONDS TO SUCH REMAINING LIFE, THEN THE TREASURY YIELD SHALL BE INTERPOLATED OR EXTRAPOLATED ON A STRAIGHT-LINE BASIS FROM THE ARITHMETIC MEANS OF THE YIELDS FOR THE NEXT SHORTEST AND NEXT LONGEST PUBLISHED MATURITIES. FOR PURPOSES OF CALCULATING THE REINVESTMENT RATE, THE MOST RECENT STATISTICAL RELEASE PUBLISHED PRIOR TO THE DATE OF DETERMINATION OF THE MAKE-WHOLE AMOUNT SHALL BE USED. IF THE FORMAT OR CONTENT OF THE STATISTICAL RELEASE CHANGES IN A MANNER THAT PRECLUDES DETERMINATION OF THE TREASURY YIELD IN THE ABOVE MANNER, THEN THE TREASURY YIELD SHALL BE DETERMINED IN THE MANNER THAT MOST CLOSELY APPROXIMATES THE ABOVE MANNER, AS REASONABLY DETERMINED BY THE COMPANY.

"Repayment Date" means, when used with respect to any Security to be repaid at the option of the Holder, the date fixed for such repayment by or pursuant to this Indenture.

"Repayment Price" means, when used with respect to any Security to be repaid at the option of the Holder, the price at which it is to be repaid by or pursuant to this Indenture.

"Responsible Officer", when used with respect to the Trustee, means the chairman or vice-chairman of the board of directors, the chairman or vice-chairman of the executive committee of the board of directors, the president, any vice president (whether or not designated by a number or a word or words added before or after the title "vice president"), the secretary, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or assistant trust officer, the controller or any other officer of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of such officer's knowledge and familiarity with the particular subject.

"Securities Act" means the Securities Act of 1933 and any successor statute thereto, in each case as amended from time to time and the rules and regulations of the Commission thereunder.

"Security" has the meaning stated in the first recital of this Indenture and, more particularly, means any Security or Securities authenticated and delivered under this Indenture; provided, however, that, if at any time there is more than one Person acting as Trustee under this Indenture, "Securities" with respect to the Indenture as to which such Person is Trustee shall have the meaning stated in the first recital of this Indenture and shall more particularly mean Securities authenticated and delivered under this Indenture, exclusive, however, of Securities of any series as to which such Person is not Trustee.

"Security Register" and "Security Registrar" have the respective meanings specified in Section 305.

"Significant Subsidiary" means any Subsidiary which is a "significant subsidiary" (as defined in Article I, Rule 1-02 of Regulation S-X, promulgated under the Securities Act) of the Company.

"Special Record Date" for the payment of any Defaulted Interest on the Registered Securities of or within any series means a date fixed by the Trustee pursuant to Section 307.

"Stated Maturity," when used with respect to any Security or any installment of principal thereof or interest thereon, means the date specified in such Security or a coupon representing such installment of interest as the fixed date on which the principal of such Security or such installment of principal or interest is due and payable.

"Statistical Release" means the statistical release designated "H.15(519)" or any successor publication which is published weekly by the Federal Reserve System and which reports yields on actively traded United States government securities adjusted to constant maturities, or, if such statistical release is not published at the time of any determination under the Indenture, then such other reasonably comparable index which shall be designated by the Company.

"Subsidiary" means a corporation, partnership or limited liability company, a majority of the outstanding voting stock, partnership interests or membership interests, as the case may be, of which is owned or controlled, directly or indirectly, by the Company or by one or more Subsidiaries of the Company. For the purposes of this definition, "voting stock" means stock having the voting power for the election of directors, general partners, managers or trustees, as the case may be, whether at all times or only so long as no senior class of stock has such voting power by reason of any contingency.

"Trust " means Liberty Property Trust, a self-administered and self-managed Maryland real estate investment trust and sole general partner of the Company.

"Trust Indenture Act" or "TIA" means the Trust Indenture Act of 1939, as amended and as in force at the date as of which this Indenture was executed, except as provided in Section 905.

"Trustee" means the Person named as the "Trustee" in the first paragraph of this Indenture until a successor Trustee shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Trustee" shall mean or include each Person who is then a Trustee hereunder; provided, however, that if at any time there is more than one such Person, "Trustee" as used with respect to the Securities of any series shall mean only the Trustee with respect to Securities of that series.

"UNENCUMBERED TOTAL ASSET VALUE" AS OF ANY DATE MEANS THE SUM OF (I) THE PORTION OF ADJUSTED TOTAL ASSETS ALLOCABLE TO THE COMPANY'S REAL ESTATE ASSETS AND (II) THE VALUE OF ALL OTHER ASSETS OF THE COMPANY AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS DETERMINED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (BUT EXCLUDING INTANGIBLES AND ACCOUNTS RECEIVABLE), IN EACH CASE WHICH ARE UNENCUMBERED BY ANY MORTGAGE, LIEN, CHARGE, PLEDGE OR SECURITY INTEREST.

"United States" means, unless otherwise specified with respect to any Securities pursuant to Section 301, the United States of America
(including the states and the District of Columbia), its territories, its possessions and other areas subject to its jurisdiction.

"United States person" means, unless otherwise specified with respect to any Securities pursuant to Section 301, an individual who is a citizen or resident of the United States, a corporation, company or other entity created or organized in or under the laws of the United States or an estate or trust the income of which is subject to United States federal income taxation regardless of its source.

"Yield to Maturity" means the yield to maturity, computed at the time of issuance of a Security (or, if applicable, at the most recent redetermination of interest on such Security) and as set forth in such Security in accordance with generally accepted United States bond yield computation principles.

SECTION 102. Compliance Certificates and Opinions. Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee an Officers' Certificate stating that all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent, if any, have been complied with, except that in the case of any such application or request as to which the furnishing of such documents is specifically required by any provision of this Indenture relating to such particular application or request, no additional certificate or opinion need be furnished.

Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture (including certificates delivered pursuant to Section 1010) shall include:

(1) a statement that each individual signing such certificate or opinion has read such condition or covenant and the definitions herein relating thereto;

(2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

(3) a statement that, in the opinion of each such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such condition or covenant has been complied with; and

(4) a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.

SECTION 103. Form of Documents Delivered to Trustee. In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion as to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

Any certificate or opinion of an officer of the Company may be based, insofar as it relates to legal matters, upon an Opinion of Counsel, or a certificate or representations by counsel, unless such officer knows, or in the exercise of reasonable care should know, that the opinion, certificate or representations with respect to the matters upon which his certificate or opinion is based are erroneous. Any such Opinion of Counsel or certificate or representations may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company stating that the information as to such factual matters is in the possession of the Company, unless such counsel knows that the certificate or opinion or representations as to such matters are erroneous.

Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

SECTION 104.   Acts of Holders.

(a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Holders of the Outstanding Securities of all series or one or more series, as the case may be, may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by agents duly appointed in writing. If Securities of a series are issuable as Bearer Securities, any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Holders of Securities of such series may, alternatively, be embodied in and evidenced by the record of Holders of Securities of such series voting in favor thereof, either in person or by proxies duly appointed in writing, at any meeting of Holders of Securities of such series duly called and held in accordance with the provisions of Article Fifteen, or a combination of such instruments and any such record. Except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments or record or both are delivered to the Trustee and, where it is hereby expressly required, to the Company. Such instrument or instruments and any such record (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments or so voting at any such meeting. Proof of execution of any such instrument or of a writing appointing any such agent, or of the holding by any Person of a Security, shall be sufficient for any purpose of this Indenture and conclusive in favor of the Trustee and the Company and any agent of the Trustee or the Company, if made in the manner provided in this Section. The record of any meeting of Holders of Securities shall be proved in the manner provided in Section 1506.

(b) The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other reasonable manner which the Trustee deems sufficient.

(c) The ownership of Registered Securities shall be proved by the Security Register.

(d) The ownership of Bearer Securities may be proved by the production of such Bearer Securities or by a certificate executed, as depositary, by any trust company, bank, banker or other depositary, wherever situated, if such certificate shall be deemed by the Trustee to be satisfactory, showing that at the date therein mentioned such Person had on deposit with such depositary, or exhibited to it, the Bearer Securities therein described; or such facts may be proved by the certificate or affidavit of the Person holding such Bearer Securities, if such certificate or affidavit is deemed by the Trustee to be satisfactory. The Trustee and the Company may assume that such ownership of any Bearer Security continues until (1) another certificate or affidavit bearing a later date issued in respect of the same Bearer Security is produced, or (2) such Bearer Security is produced to the Trustee by some other Person, or (3) such Bearer Security is surrendered in exchange for a Registered Security, or (4) such Bearer Security is no longer Outstanding. The ownership of Bearer Securities may also be proved in any other manner which the Trustee deems sufficient.

(e) If the Company shall solicit from the Holders of Registered Securities any request, demand, authorization, direction, notice, consent, waiver or other Act, the Company may, at its option, in or pursuant to a Board Resolution, fix in advance a record date for the determination of Holders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other Act, but the Company shall have no obligation to do so. Notwithstanding TIA Section 316(c), such record date shall be the record date specified in or pursuant to such Board Resolution, which shall be a date not earlier than the date 30 days prior to the first solicitation of Holders generally in connection therewith and not later than the date such solicitation is completed. If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other Act may be given before or after such record date, but only the Holders of record at the close of business on such record date shall be deemed to be Holders for the purposes of determining whether Holders of the requisite proportion of Outstanding Securities have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other Act, and for that purpose the Outstanding Securities shall be computed as of such record date; provided that no such authorization, agreement or consent by the Holders on such record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than eleven months after the record date.

(f) Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustee, any Security Registrar, any Paying Agent, any Authenticating Agent or the Company in reliance thereon, whether or not notation of such action is made upon such Security.

SECTION 105. Notices, etc., to Trustee and Company. Any request, demand, authorization, direction, notice, consent, waiver or other Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with,

(1) the Trustee by any Holder or by the Company shall be sufficient for every purpose hereunder if made, given, furnished or filed in writing to or with the Trustee at its Corporate Trust Office, or

(2) the Company by the Trustee or by any Holder shall be sufficient for every purpose hereunder (unless otherwise herein expressly provided) if in writing and mailed, first class postage prepaid, to the Company addressed to it at the address of its principal office specified in the first paragraph of this Indenture or at any other address previously furnished in writing to the Trustee by the Company.

SECTION 106. Notice to Holders; Waiver. Where this Indenture provides for notice of any event to Holders of Registered Securities by the Company or the Trustee, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to each such Holder affected by such event, at his address as it appears in the Security Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice. In any case where notice to Holders of Registered Securities is given by mail, neither the failure to mail such notice, nor any defect in any notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders of Registered Securities or the sufficiency of any notice to Holders of Bearer Securities given as provided herein. Any notice mailed to a Holder in the manner herein prescribed shall be conclusively deemed to have been received by such Holder, whether or not such Holder actually receives such notice.

If by reason of the suspension of or irregularities in regular mail service or by reason of any other cause it shall be impracticable to give such notice by mail, then such notification to Holders of Registered Securities as shall be made with the approval of the Trustee shall constitute a sufficient notification to such Holders for every purpose hereunder.

Except as otherwise expressly provided herein or otherwise specified with respect to any Securities pursuant to Section 301, where this Indenture provides for notice to Holders of Bearer Securities of any event, such notice shall be sufficiently given if published in an Authorized Newspaper in The City of New York and in such other city or cities as may be specified in such Securities on a Business Day, such publication to be not later than the latest date, and not earlier than
the earliest date, prescribed for the giving of such notice.   Any such
notice shall be deemed to have been given on the date of such publication or, if published more than once, on the date of the first such publication.

If by reason of the suspension of publication of any Authorized Newspaper or Authorized Newspapers or by reason of any other cause it shall be impracticable to publish any notice to Holders of Bearer Securities as provided above, then such notification to Holders of Bearer Securities as shall be given with the approval of the Trustee shall constitute sufficient notice to such Holders for every purpose hereunder. Neither the failure to give notice by publication to any particular Holder of Bearer Securities as provided above, nor any defect in any notice so published, shall affect the sufficiency of such notice with respect to other Holders of Bearer Securities or the sufficiency of any notice to Holders of Registered Securities given as provided herein.

Any request, demand, authorization, direction, notice, consent or waiver required or permitted under this Indenture shall be in the English language, except that any published notice may be in an official language of the country of publication.

Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

SECTION 107. Effect of Headings and Table of Contents. The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

SECTION 108. Successors and Assigns. All covenants and agreements in this Indenture by the Company shall be binding on their successors and assigns, whether so expressed or not.

SECTION 109. Separability Clause. In case any provision in this Indenture or in any Security or coupon shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

SECTION 110. Benefits of Indenture. Nothing in this Indenture, in the Securities or coupons, express or implied, shall give to any Person, other than the Parties hereto, any Security Registrar, any Paying Agent, any Authenticating Agent and their successors hereunder and the Holders any benefit or any legal or equitable right, remedy or claim under this Indenture.

SECTION 111. Non-Recourse. Notwithstanding anything contained herein to the contrary, no recourse under or upon any obligation, covenant or agreement contained in this Indenture, in any Security or coupon appertaining thereto, or because of any indebtedness evidenced thereby (including, without limitation, any obligation or indebtedness relating to the principal of, or premium or Make-Whole Amount, if any, interest or any other amounts due, or claimed to be due, on any Security issued hereunder), or for any claim based thereon or otherwise in respect thereof, shall be had (i) against the Trust or any other partner in the Company, (ii) against any Person which owns an interest, directly or indirectly, in any partner in the Company or (iii) against any promoter, as such, or against any past, present or future shareholder, officer, director or partner, as such, of the Company, the Trust or of any successor, either directly or through the Company, the Trust or any successor, under any rule of law, statute or constitutional provision or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise, all such liability being expressly waived and released by the acceptance of the Securities by the Holders thereof and as part of the consideration for the issue of the Securities. The Holders of the Securities hereunder acknowledge by the acceptance of the Securities that their sole remedies under this Indenture for any Default by the Company in the payment of the principal of, or any premium or Make-Whole Amount, if any, interest or any amounts due, or claimed to be due, on any Security, or otherwise, are limited to claims against the property of the Company as provided in Section 503 hereof.

SECTION 112. Governing Law. This Indenture and the Securities and coupons shall be governed by and construed in accordance with the law of
the (State of New York.)   This Indenture is subject to the provisions
of the TIA that are required to be part of this Indenture and shall, to the extent applicable, be governed by such provisions.

SECTION 113. Legal Holidays. In any case where any Interest Payment Date, Redemption Date, Repayment Date, sinking fund payment date, Stated Maturity or Maturity of any Security shall not be a Business Day at any Place of Payment, then (notwithstanding any other provision of this Indenture or any Security or coupon other than a provision in the Securities of any series which specifically states that such provision shall apply in lieu hereof), payment of interest or any Additional Amounts or principal (and premium, if any) need not be made at such Place of Payment on such date, but may be made on the next succeeding Business Day at such Place of Payment with the same force and effect as if made on the Interest Payment Date, Redemption Date, Repayment Date or sinking fund payment date, or at the Stated Maturity or Maturity, provided that no interest shall accrue on the amount so payable for the period from and after such Interest Payment Date, Redemption Date, Repayment Date, sinking fund payment date, Stated Maturity or Maturity, as the case may be.

                             ARTICLE TWO

                           SECURITIES FORMS

SECTION 201. Forms of Securities. The Registered Securities, if any, of each series and the Bearer Securities, if any, of each series and related coupons shall be in substantially the forms as shall be established in one or more indentures supplemental hereto or approved from time to time by or pursuant to a Board Resolution in accordance with this Indenture, shall have such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture or any indenture supplemental hereto, and may have such letters, numbers or other marks of identification or designation and such legends or endorsements placed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Indenture, or as may be required to comply with any law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Securities may be listed, or to conform to usage.

Unless otherwise specified as contemplated by Section 301, Bearer
Securities shall have interest coupons attached.

The definitive Securities and coupons shall be printed, lithographed or engraved or produced by any combination of these methods on a steel engraved border or steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Securities or coupons, as evidenced by their execution of such Securities or coupons.

SECTION 202. Form of Trustee's Certificate of Authentication. Subject to Section 611, the Trustee's certificate of authentication shall be insubstantially the following form:

This is one of the Securities of the series designated herein referred to in the within-mentioned Indenture.

                       The First National Bank of Chicago, as Trustee



                       By:
                           ------------------------------
                           Authorized Signatory

SECTION 203. Securities Issuable in Global Form. If Securities of or within a series are issuable in global form, as specified as contemplated by Section 301, then, notwithstanding clause (8) of Section 301 and the provisions of Section 302, any such Security shall represent such of the Outstanding Securities of such series as shall be specified therein and may provide that it shall represent the aggregate amount of Outstanding Securities of such series from time to time endorsed thereon and that the aggregate amount of Outstanding Securities of such series represented thereby may from time to time be increased or decreased to reflect exchanges. Any endorsement of a Security in global form to reflect the amount, or any increase or decrease in the amount, of Outstanding Securities represented thereby shall be made by the Trustee in such manner and upon instructions given by such Person or Persons as shall be specified therein or in the Company Order to be delivered to the Trustee pursuant to Section 303 or 304. Subject to the provisions of Section 303 and, if applicable, Section 304, the Trustee shall deliver and redeliver any Security in permanent global form in the manner and upon instructions given by the Person or Persons specified therein or in the applicable Company Order. If a Company Order pursuant to Section 303 or 304 has been, or simultaneously is, delivered, any instructions by the Company with respect to endorsement or delivery or redelivery of a Security in global form shall be in writing but need not comply with Section 102 and need not be accompanied by an Opinion of Counsel.

The provisions of the last sentence of Section 303 shall apply to any security represented by a Security in global form if such Security was never issued and sold by the Company and the Company delivers to the Trustee the security in global form together with written instructions (which need not comply with Section 102 and need not be accompanied by an Opinion of Counsel) with regard to the reduction in the principal amount of Securities represented thereby, together with the written statement contemplated by the last sentence of Section 303.

Notwithstanding the provisions of Section 307, unless otherwise specified as contemplated by Section 301, payment of principal of and any premium and interest on any Security in permanent global form shall be made to the Person or Persons specified therein.

Notwithstanding the provisions of Section 308 and except as provided in the preceding paragraph, the Company, the Trustee and any agent of the Company and the Trustee shall treat as the Holder of such principal amount of Outstanding Securities represented by a permanent global Security (i) in the case of a permanent global Security in registered form, the Holder of such permanent global Security in registered form, or (ii) in the case of a permanent global Security in bearer form, Euroclear and/or CEDEL.

                             ARTICLE THREE

                            THE SECURITIES

SECTION 301. Amount Unlimited; Issuable in Series. The aggregate principal amount of Securities which may be authenticated and delivered under this Indenture is unlimited.

The Securities may be issued in one or more series. There shall be established in one or more Board Resolutions or pursuant to authority granted by one or more Board Resolutions and, subject to Section 303, set forth, or determined in the manner provided, in an Officers' Certificate, or established in one or more indentures supplemental hereto, prior to the issuance of Securities of any series, any or all of the following, as applicable (each of which (except for the matters set forth in clauses (1), (2) and (15) below), if so provided, may be determined from time to time by the Company with respect to unissued Securities of the series when issued from time to time):

(1) the title of the Securities of the series (which shall distinguish the Securities of such series from all other series of Securities);

(2) any limit upon the aggregate principal amount of the Securities of the series that may be authenticated and delivered under this Indenture (except for Securities authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other Securities of the series pursuant to Section 304, 305, 306, 906, 1107 or 1305);

(3) the date or dates, or the method by which such date or dates will be determined, on which the principal of the Securities of the series shall be payable;

(4) the rate or rates at which the Securities of the series shall bear interest, if any, or the method by which such rate or rates shall be determined, the date or dates from which such interest shall accrue or the method by which such date or dates shall be determined, the Interest Payment Dates on which such interest will be payable and the Regular Record Date, if any, for the interest payable on any Registered Security on any Interest Payment Date, or the method by which such date shall be determined, and the basis upon which interest shall be calculated if other than that of a 360-day year of twelve 30-day months;

(5) the place or places, if any, other than or in addition to the Borough of Manhattan, The City of New York, where the principal of (and premium or Make-Whole Amount, if any), interest, if any, on, and Additional Amounts, if any, payable in respect of, Securities of the series shall be payable, any Registered Securities of the series may be surrendered for registration of transfer, exchange or conversion and notices or demands to or upon the Company in respect of the Securities of the series and this Indenture may be served;

(6) the period or periods within which, the price or prices at which, the currency or currencies, currency unit or units or composite currency or currencies in which, and other terms and conditions upon which Securities of the series may be redeemed, in whole or in part, at the option of the Company, if the Company is to have the option;

(7) the obligation, if any, of the Company to redeem, repay or purchase Securities of the series pursuant to any provision or at the option of a Holder thereof, and the period or periods within which or the date or dates on which, the price or prices at which, the currency or currencies, currency unit or units or composite currency or currencies in which, and other terms and conditions upon which Securities of the series shall be redeemed, repaid or purchased (including without limitation whether, and the extent to which, the premium shall be payable in connection therewith), in whole or in part, pursuant to such obligation.

(8) if other than denominations of $1,000 and any integral multiple thereof, the denominations in which any Registered Securities of the series shall be issuable and, if other than the denomination of $5,000, the denomination or denominations in which any Bearer Securities of the series shall be issuable;

(9) if other than the Trustee, the identity of each Security Registrar and/or Paying Agent;

(10) if other than the principal amount thereof, the portion of the principal amount of Securities of the series that shall be payable upon declaration of acceleration of the Maturity thereof pursuant to Section 502 or the method by which such portion shall be determined;

(11) if other than Dollars, the Foreign Currency or Currencies in which payment of the principal of (and premium or Make-Whole Amount, if any) or interest or Additional Amounts, if any, on the Securities of the series shall be payable or in which the Securities of the series shall be denominated;

(12) whether the amount of payments of principal of (and premium or Make- Whole Amount, if any) or interest, if any, on the Securities of the series may be determined with reference to an index, formula or other method (which index, formula or method may be based, without limitation, on one or more currencies, currency units, composite currencies, commodities, equity indices or other indices), and the manner in which such amounts shall be determined;

(13) whether the principal of (and premium or Make-Whole Amount, if any) or interest or Additional Amounts, if any, on the Securities of the series are to be payable, at the election of the Company, or a Holder thereof, in a currency or currencies, currency unit or units or composite currency or currencies other than that in which such Securities are denominated or stated to be payable, the period or periods within which, and the terms and conditions upon which, such election may be made, and the time and manner of, and identity of the exchange rate agent with responsibility for, determining the exchange rate between the currency or currencies, currency unit or units or composite currency or currencies in which such Securities are denominated or stated to be payable and the currency or currencies, currency unit or units or composite currency or currencies in which such Securities are to be so payable;

(14) provisions, if any, granting special rights to the Holders of Securities of the series upon the occurrence of such events as may be specified;

(15) any deletions from, modifications of or additions to the Events of Default or covenants of the Company with respect to Securities of the series, whether or not such Events of Default or covenants are consistent with the Events of Default or covenants set forth herein;

(16) whether Securities of the series are to be issuable as Registered Securities, Bearer Securities (with or without coupons) or both, any restrictions applicable to the offer, sale or delivery of Bearer Securities and the terms upon which Bearer Securities of the series may be exchanged for Registered Securities of the series and vice versa (if permitted by applicable laws and regulations), whether any Securities of the series are to be issuable initially in temporary global form and whether any Securities of the series are to be issuable in permanent global form with or without coupons and, if so, whether beneficial owners of interests in any such permanent global Security may exchange such interests for Securities of such series and of like tenor of any authorized form and denomination and the circumstances under which any such exchanges may occur, if other than in the manner provided in
Section 305, and, if Registered Securities of the series are to be issuable as a global Security, the identity of the depositary for such series;

(17) the date as of which any Bearer Securities of the series and any temporary global Security representing Outstanding Securities of the series shall be dated if other than the date of original issuance of the first Security of the series to be issued;

(18) the Person to whom any interest on any Registered Security of the series shall be payable, if other than the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, the manner in which, or the Person to whom, any interest on any Bearer Security of the series shall be payable, if otherwise than upon presentation and surrender of the coupons appertaining thereto as they severally mature, and the extent to which, or the manner in which, any interest payable on a temporary global Security on an Interest Payment Date will be paid if other than in the manner provided in Section 304;

(19) the applicability, if any, of Sections 1402 and/or 1403 to the Securities of the series and any provisions in modification of, in addition to or in lieu of any of the provisions of Article Fourteen;

(20) if the Securities of such series are to be issuable in definitive form (whether upon original issue or upon exchange of a temporary
Security of such series) only upon receipt of certain certificates or other documents or satisfaction of other conditions, then the form and/or terms of such certificates, documents or conditions;

(21) if the Securities of the series are to be issued upon the exercise of warrants, the time, manner and place for such Securities to be authenticated and delivered;

(22) whether and under what circumstances the Company will pay Additional Amounts as contemplated by Section 1011 on the Securities of the series to any Holder who is not a United States person (including any modification to the definition of such term) in respect of any tax, assessment or governmental charge and, if so, whether the Company will have the option to redeem such Securities rather than pay such Additional Amounts (and the terms of any such option);

(23) the terms and conditions, if any, upon which such Securities may be subordinated to other indebtedness of the Company;

(24) the terms and conditions, if any, for securing all or any portion of the indebtedness evidenced by the Securities of the series; and

(25) any other terms of the series (which terms shall not be inconsistent with the provisions of this Indenture).

All Securities of any one series and the coupons appertaining to any Bearer Securities of such series shall be substantially identical except, in the case of Registered Securities, as to denomination and except as may otherwise be provided in or pursuant to such Board Resolution (subject to Section 303) and set forth in such Officers' Certificate or in any such indenture supplemental hereto. All Securities of any one series need not be issued at the same time and, unless otherwise provided, a series may be reopened, without the consent of the Holders, for issuances of additional Securities of such series.

If any of the terms of the Securities of any series are established by action taken pursuant to one or more Board Resolutions, a copy of an appropriate record of such action(s) shall be certified by the Secretary or an Assistant Secretary of the Company on behalf of the Company and delivered to the Trustee at or prior to the delivery of the Officers' Certificate setting forth the terms of the Securities of such series.

SECTION 302. Denominations. The Securities of each series shall be issuable in such denominations as shall be specified as contemplated by
Section 301. With respect to Securities of any series denominated in Dollars, in the absence of any such provisions with respect to the Securities of any series, the Registered Securities of such series, other than Registered Securities issued in global form (which may be of any denomination), shall be issuable in denominations of $1,000 and any integral multiple thereof and the Bearer Securities of such series, other than Bearer Securities issued in global form (which may be of any denomination), shall be issuable in a denomination of $5,000.

SECTION 303. Execution, Authentication, Delivery and Dating. The Securities and any coupons appertaining thereto shall be executed by the Chairman of the Board, and President or one of the Executive Vice Presidents, and the Chief Financial Officer of the Trust, as general partner of the Company. The signature of any of these officers on the Securities and coupons may be manual or facsimile signatures of the present or any future such authorized officer and may be imprinted or otherwise reproduced on the Securities.

Securities or coupons bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Trust shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities and did not hold such offices at the date of such Securities or coupons.

At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Securities of any series, together with any coupon appertaining thereto, executed by the Company to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Securities, and the Trustee in accordance with the Company Order shall authenticate and deliver such Securities; provided, however, that, in connection with its original issuance, no Bearer Security shall be mailed or otherwise delivered to any location in the United States; and provided further that, unless otherwise specified with respect to any series of Securities pursuant to
Section 301, a Bearer Security may be delivered in connection with its original issuance only if the Person entitled to receive such Bearer Security shall have furnished a certificate to Euroclear or CEDEL, as the case may be, in the form set forth in Exhibit A-1 to this Indenture or such other certificate as may be specified with respect to any series of Securities pursuant to Section 301, dated no earlier than 15 days prior to the earlier of the date on which such Bearer Security is delivered and the date on which any temporary Security first becomes exchangeable for such Bearer Security in accordance with the terms of such temporary Security and this Indenture. If any Security shall be represented by a permanent global Bearer Security, then, for purposes of this Section and Section 304, the notation of a beneficial owner's interest therein upon original issuance of such Security or upon exchange of a portion of a temporary global Security shall be deemed to be delivery in connection with its original issuance of such beneficial owner's interest in such permanent global Security. Except as permitted by Section 306, the Trustee shall not authenticate and deliver any Bearer Security unless all appurtenant coupons for interest then matured have been detached and canceled.

If all the Securities of any series are not to be issued at one time and if the Board Resolution or supplemental indenture establishing such series shall so permit, such Company Order may set forth procedures acceptable to the Trustee for the issuance of such Securities and determining the terms of particular Securities of such series, such as interest rate or formula, maturity date, date of issuance and date from which interest shall accrue. In authenticating such Securities, and accepting the additional responsibilities under this Indenture in relation to such Securities, the Trustee shall be entitled to receive, and (subject to TIA Section 315(a) through 315(d)) shall be fully protected in relying upon,

(i) an Opinion of Counsel complying with Section 102 and stating that

       (a) the form or forms of such Securities and any coupons have been established in conformity with the provisions of this Indenture;

       (b) the terms of such Securities and any coupons have been established in conformity with the provisions of this Indenture; and

       (c) such Securities, together with any coupons appertaining thereto, when completed by appropriate insertions and executed and delivered by the Company to the Trustee for authentication in accordance with this Indenture, authenticated and delivered by the Trustee in accordance with this Indenture and issued by the Company in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and binding obligations of the Company, enforceable in accordance with their terms, subject to applicable bankruptcy, insolvency, reorganization and other similar laws of general applicability relating to or affecting the enforcement of creditors' rights generally and to general equitable principles; and

(ii) an Officers' Certificate stating that all conditions precedent provided for in this Indenture relating to the issuance of the Securities have been complied with and that, to the best of the knowledge of the signers of such certificate, no Event of Default with respect to any of the Securities shall have occurred and be continuing.

If such form or terms have been so established, the Trustee shall not be required to authenticate such Securities if the issue of such Securities pursuant to this Indenture will affect the Trustee's own rights, duties, obligations or immunities under the Securities and this Indenture or otherwise in a manner which is not reasonably acceptable to the Trustee.

Notwithstanding the provisions of Section 301 and of the preceding paragraph, if all the Securities of any series are not to be issued at one time, it shall not be necessary to deliver an Officers' Certificate otherwise required pursuant to Section 301 or a Company Order, or an Opinion of Counsel or an Officers' Certificate otherwise required pursuant to the preceding paragraph at the time of issuance of each Security of such series, but such order, opinion and certificates, with appropriate modifications to cover such future issuances, shall be delivered at or before the time of issuance of the first Security of such series.

Each Registered Security shall be dated the date of its authentication and each Bearer Security shall be dated as of the date specified as contemplated by Section 301.

No Security or coupon shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Security or Security to which such coupon appertains a certificate of authentication substantially in the form provided for herein duly executed by the Trustee by manual signature of an authorized signatory, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder and is entitled to the benefits of this Indenture. Notwithstanding the foregoing, if any Security shall have been authenticated and delivered hereunder but never issued and sold by the Company, and the Company shall deliver such Security to the Trustee for cancellation as provided in Section 309 together with a written statement (which need not comply with Section 102 and need not be accompanied by an Opinion of Counsel) stating that such Security has never been issued and sold by the Company, for all purposes of this Indenture such Security shall be deemed never to have been authenticated and delivered hereunder and shall never be entitled to the benefits of this Indenture.

SECTION 304. Temporary Securities. (a) Pending the preparation of definitive Securities of any series, the Company may execute, and upon Company Order, the Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued, in registered form, or, if authorized, in bearer form with one or more coupons or without coupons, and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as conclusively evidenced by their execution of such Securities. In the case of Securities of any series, such temporary Securities may be in global form.

Except in the case of temporary Securities in global form (which shall be exchanged in accordance with Section 304(b) or as otherwise provided in or pursuant to a Board Resolution), if temporary Securities of any series are issued, the Company will cause definitive Securities of that series to be prepared without unreasonable delay. After the preparation of definitive Securities of such series, the temporary Securities of such series shall be exchangeable for definitive Securities of such series upon surrender of the temporary Securities of such series at the office or agency of the Company in a Place of Payment for that series, without charge to the Holder. Upon surrender for cancellation of any one or more temporary Securities of any series (accompanied by any non-matured coupons appertaining thereto), the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a like principal amount of definitive Securities of the same series of authorized denominations; provided, however, that no definitive Bearer Security shall be delivered in exchange for a temporary Registered Security; and provided further that a definitive Bearer Security shall be delivered in exchange for a temporary Bearer Security only in compliance with the conditions set forth in Section 303. Until so exchanged, the temporary Securities of any series shall in all respects be entitled to the same benefits under this Indenture as definitive Securities of such series.

(b) Unless otherwise provided in or pursuant to a Board Resolution, this Section 304(b) shall govern the exchange of temporary Securities issued in global form other than through the facilities of The Depository Trust Company. If any such temporary Security is issued in global form, then such temporary global Security shall, unless otherwise provided therein, be delivered to the London office of a depositary or common depositary (the "Common Depositary"), for the benefit of Euroclear and CEDEL, for credit to the respective accounts of the beneficial owners of such Securities (or to such other accounts as they may direct).

Without unnecessary delay but in any event not later than the date specified in, or determined pursuant to the terms of, any such temporary global Security (the "Exchange Date"), the Company shall deliver to the Trustee definitive Securities, in aggregate principal amount equal to the principal amount of such temporary global Security, executed by the Company. On or after the Exchange Date, such temporary global Security shall be surrendered by the Common Depositary to the Trustee, as the Company's agent for such purpose, to be exchanged, in whole or from time to time in part, for definitive Securities without charge, and the Trustee shall authenticate and deliver, in exchange for each portion of such temporary global Security, an equal aggregate principal amount of definitive Securities of the same series of authorized denominations and of like tenor as the portion of such temporary global Security to be exchanged. The definitive Securities to be delivered in exchange for any such temporary global Security shall be in bearer form, registered form, permanent global bearer form or permanent global registered form, or any combination thereof, as specified as contemplated by Section 301, and, if any combination thereof is so specified, as requested by the beneficial owner thereof; provided, however, that, unless otherwise specified in such temporary global Security, upon such presentation by the Common Depositary, such temporary global Security is accompanied by a certificate dated the Exchange Date or a subsequent date and signed by Euroclear as to the portion of such temporary global Security held for its account then to be exchanged and a certificate dated the Exchange Date or a subsequent date and signed by CEDEL as to the portion of such temporary global Security held for its account then to be exchanged, each in the form set forth in Exhibit A-2 to this Indenture or in such other form as may be established pursuant to Section 301; and provided further that definitive Bearer Securities shall be delivered in exchange for a portion of a temporary global Security only in compliance with the requirements of Section 303.

Unless otherwise specified in such temporary global Security, the interest of a beneficial owner of Securities of a series in a temporary global Security shall be exchanged for definitive Securities of the same series and of like tenor following the Exchange Date when the account holder instructs Euroclear or CEDEL, as the case may be, to request such exchange on his behalf and delivers to Euroclear or CEDEL, as the case may be, a certificate in the form set forth in Exhibit A-1 to this Indenture (or in such other form as may be established pursuant to Section 301), dated no earlier than 15 days prior to the Exchange Date, copies of which certificate shall be available from the offices of Euroclear and CEDEL, the Trustee, any Authenticating Agent appointed for such series of Securities and each Paying Agent. Unless otherwise specified in such temporary global Security, any such exchange shall be made free of charge to the beneficial owners of such temporary global Security, except that a Person receiving definitive Securities must bear the cost of insurance, postage, transportation and the like unless such Person takes delivery of such definitive Securities in person at the offices of Euroclear or CEDEL. Definitive Securities in bearer form to be delivered in exchange for any portion of a temporary global Security shall be delivered only outside the United States.

Until exchanged in full as hereinabove provided, the temporary Securities of any series shall in all respects be entitled to the same benefits under this Indenture as definitive Securities of the same series and of like tenor authenticated and delivered hereunder, except that, unless otherwise specified as contemplated by Section 301, interest payable on a temporary global Security on an Interest Payment Date for Securities of such series occurring prior to the applicable Exchange Date shall be payable to Euroclear and CEDEL on such Interest Payment Date upon delivery by Euroclear and CEDEL to the Trustee of a certificate or certificates in the form set forth in Exhibit A-2 to this Indenture (or in such other forms as may be established pursuant to Section 301), for credit without further interest on or after such Interest Payment Date to the respective accounts of Persons who are the beneficial owners of such temporary global Security on such Interest Payment Date and who have each delivered to Euroclear or CEDEL, as the case may be, a certificate dated no earlier than 15 days prior to the Interest Payment Date occurring prior to such Exchange Date in the form set forth as Exhibit A-1 to this Indenture (or in such other forms as may be established pursuant to Section 301). Notwithstanding anything to the contrary herein contained, the certifications made pursuant to this paragraph shall satisfy the certification requirements of the preceding two paragraphs of this Section 304(b) and of the third paragraph of Section 303 of this Indenture and the interests of the Persons who are the beneficial owners of the temporary global Security with respect to which such certification was made will be exchanged for definitive Securities of the same series and of like tenor on the Exchange Date or the date of certification if such date occurs after the Exchange Date, without further act or deed by such beneficial owners. Except as otherwise provided in this paragraph, no payments of principal or interest owing with respect to a beneficial interest in a temporary global Security will be made unless and until such interest in such temporary global Security shall have been exchanged for an interest in a definitive Security. Any interest so received by Euroclear and CEDEL and not paid as herein provided shall be returned to the Trustee prior to the expiration of two years after such Interest Payment Date in order to be repaid to the Company.

SECTION 305. Registration, Registration of Transfer and Exchange. The Company shall cause to be kept at the Corporate Trust Office of the Trustee or in any office or agency of the Company in a Place of Payment a register for each series of Securities (the registers maintained in such office or in any such office or agency of the Company in a Place of Payment being herein sometimes referred to collectively as the "Security Register") in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration of Registered Securities and of transfers of Registered Securities. The Security Register shall be in written form or any other form capable of being converted into written form within a reasonable time. The Trustee, at its Corporate Trust Office, is hereby initially appointed "Security Registrar" for the purpose of registering Registered Securities and transfers of Registered Securities on such Security Register as herein provided. In the event that the Trustee shall cease to be Security Registrar, it shall have the right to examine the Security Register at all reasonable times.

Subject to the provisions of this Section 305, upon surrender for registration of transfer of any Registered Security of any series at any office or agency of the Company in a Place of Payment for that series, the Company shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Registered Securities of the same series, of any authorized denominations and of a like aggregate principal amount, bearing a number not contemporaneously outstanding, and containing identical terms and provisions.

Subject to the provisions of this Section 305, at the option of the Holder, Registered Securities of any series may be exchanged for other Registered Securities of the same series, of any authorized denomination or denominations and of a like aggregate principal amount, containing identical terms and provisions, upon surrender of the Registered Securities to be exchanged at any such office or agency. Whenever any such Registered Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Registered Securities which the Holder making the exchange is entitled to receive. Unless otherwise specified with respect to any series of Securities as contemplated by Section 301, Bearer Securities may not be issued in exchange for Registered Securities.

If (but only if) permitted by the applicable Board Resolution and (subject to Section 303) set forth in the applicable Officers' Certificate, or in any indenture supplemental hereto, delivered as contemplated by Section 301, at the option of the Holder, Bearer Securities of any series may be exchanged for Registered Securities of the same series of any authorized denominations and of a like aggregate principal amount and tenor, upon surrender of the Bearer Securities to be exchanged at any such office or agency, with all unmatured coupons and all matured coupons in default thereto appertaining. If the Holder of a Bearer Security is unable to produce any such unmatured coupon or coupons or matured coupon or coupons in default, any such permitted exchange may be effected if the Bearer Securities are accompanied by payment in funds acceptable to the Company in an amount equal to the face amount of such missing coupon or coupons, or the surrender of such missing coupon or coupons may be waived by the Company and the Trustee if there is furnished to them such security or indemnity as they may require to save each of them and any Paying Agent harmless. If thereafter the Holder of such Security shall surrender to any Paying Agent any such missing coupon in respect of which such a payment shall have been made, such Holder shall be entitled to receive the amount of such payment; provided, however, that, except as otherwise provided in
Section 1002, interest represented by coupons shall be payable only upon presentation and surrender of those coupons at an office or agency located outside the United States. Notwithstanding the foregoing, in case a Bearer Security of any series is surrendered at any such office or agency in a permitted exchange for a Registered Security of the same series and like tenor after the close of business at such office or agency on (i) any Regular Record Date and before the opening of business at such office or agency on the relevant Interest Payment Date, or (ii) any Special Record Date and before the opening of business at such office or agency on the related proposed date for payment of Defaulted Interest, such Bearer Security shall be surrendered without the coupon relating to such Interest Payment Date or proposed date for payment, as the case may be, and interest or Defaulted Interest, as the case may be, will not be payable on such Interest Payment Date or proposed date for payment, as the case may be, in respect of the Registered Security issued in exchange for such Bearer Security, but will be payable only to the Holder of such coupon when due in accordance with the provisions of this Indenture. Whenever any Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Securities which the Holder making the exchange is entitled to receive.

Notwithstanding the foregoing, except as otherwise specified as contemplated by Section 301, any permanent global Security shall be exchangeable only as provided in this paragraph. If the depositary for any permanent global Security is "DTC", then, unless the terms of such global Security expressly permit such global Security to be exchanged in whole or in part for definitive Securities, a global Security may be transferred, in whole but not in part, only to a nominee of DTC, or by a nominee of DTC to DTC, or to a successor to DTC for such global Security selected or approved by the Company or to a nominee of such successor to DTC. If at any time DTC notifies the Company that it is unwilling or unable to continue as depositary for the applicable global Security or Securities or if at any time DTC ceases to be a clearing agency registered under the Exchange Act if so required by applicable law or regulation, the Company shall appoint a successor depositary with respect to such global Security or Securities. If (x) a successor depositary for such global Security or Securities is not appointed by the Company within 90 days after the Company receives such notice or becomes aware of such unwillingness, inability or ineligibility, (y) an Event of Default has occurred and is continuing and the beneficial owners representing a majority in principal amount of the applicable series of Securities represented by such global Security or Securities advise DTC to cease acting as depositary for such global Security or Securities or (z) the Company, in its sole discretion, determines at any time that all Outstanding Securities (but not less than all) of any series issued or issuable in the form of one or more global Securities shall no longer be represented by such global Security or Securities, then the Company shall execute, and the Trustee shall authenticate and deliver definitive Securities of like series, rank, tenor and terms in definitive form in an aggregate principal amount equal to the principal amount of such global Security or Securities. If any beneficial owner of an interest in a permanent global Security is otherwise entitled to exchange such interest for Securities of such series and of like tenor and principal amount of another authorized form and denomination, as specified as contemplated by Section 301 and provided that any applicable notice provided in the permanent global Security shall have been given, then without unnecessary delay but in any event not later than the earliest date on which such interest may be so exchanged, the Company shall execute, and the Trustee shall authenticate and deliver definitive Securities in aggregate principal amount equal to the principal amount of such beneficial owner's interest in such permanent global Security. On or after the earliest date on which such interests may be so exchanged, such permanent global Security shall be surrendered for exchange by DTC or such other depositary as shall be specified in the Company Order with respect thereto to the Trustee, as the Company's agent for such purpose; provided, however, that no such exchanges may occur during a period beginning at the opening of business 15 days before any selection of Securities to be redeemed and ending on the relevant Redemption Date if the Security for which exchange is requested may be among those selected for redemption; and provided further that no Bearer Security delivered in exchange for a portion of a permanent global Security shall be mailed or otherwise delivered to any location in the United States. If a Registered Security is issued in exchange for any portion of a permanent global Security after the close of business at the office or agency where such exchange occurs on (i) any Regular Record Date and before the opening of business at such office or agency on the relevant Interest Payment Date, or (ii) any Special Record Date and the opening of business at such office or agency on the related proposed date for payment of Defaulted Interest, interest or Defaulted Interest, as the case may be, will not be payable on such Interest Payment Date or proposed date for payment, as the case may be, in respect of such Registered Security, but will be payable on such Interest Payment Date or proposed date for payment, as the case may be, only to the Person to whom interest in respect of such portion of such permanent global Security is payable in accordance with the provisions of this Indenture.

All Securities issued upon any registration of transfer or exchange of Securities shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such registration of transfer or exchange.

Every Registered Security presented or surrendered for registration of transfer or for exchange or redemption shall (if so required by the Company or the Security Registrar) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing.

No service charge shall be made for any registration of transfer or exchange of Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Securities, other than exchanges pursuant to Section 304, 906, 1107 or 1305 not involving any transfer.

The Company, or the Trustee, as applicable, shall not be required (i) to issue, register the transfer of or exchange any Security if such Security may be among those selected for redemption during a period beginning at the opening of business 15 days before selection of the Securities to be redeemed under Section 1103 and ending at the close of business on (A) if such Securities are issuable only as Registered Securities, the day of the mailing of the relevant notice of redemption and (B) if such Securities are issuable as Bearer Securities, the day of the first publication of the relevant notice of redemption or, if such Securities are also issuable as Registered Securities and there is no publication, the mailing of the relevant notice of redemption, or (ii) to register the transfer of or exchange any Registered Security so selected for redemption in whole or in part, except, in the case of any Registered Security to be redeemed in part, the portion thereof not to be redeemed, or (iii) to exchange any Bearer Security so selected for redemption except that such a Bearer Security may be exchanged for a Registered Security of that series and like tenor, provided that such Registered Security shall be simultaneously surrendered for redemption, or (iv) to issue, register the transfer of or exchange any Security which has been surrendered for repayment at the option of the Holder, except the portion, if any, of such Security not to be so repaid.

SECTION 306. Mutilated, Destroyed, Lost and Stolen Securities. If any mutilated Security or a Security with a mutilated coupon appertaining to it is surrendered to the Trustee or the Company, together with, in proper cases, such security or indemnity as may be required by the Company or the Trustee to save each of them or any agent of either of them harmless, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of the same series and principal amount, containing identical terms and provisions and bearing a number not contemporaneously outstanding, with coupons corresponding to the coupons, if any, appertaining to the surrendered Security.
If there shall be delivered to the Company and to the Trustee (i) evidence to their satisfaction of the destruction, loss or theft of any Security or coupon, and (ii) such security or indemnity as may be required by them to save each of them and any agent of either of them harmless, then, in the absence of notice to the Company or the Trustee that such Security or coupon has been acquired by a bona fide purchaser, the Company shall execute and upon its request the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Security or in exchange for the Security to which a destroyed, lost or stolen coupon appertains (with all appurtenant coupons not destroyed, lost or stolen), a new Security of the same series and principal amount, containing identical terms and provisions and bearing a number not contemporaneously outstanding, with coupons corresponding to the coupons, if any, appertaining to such destroyed, lost or stolen Security or to the Security to which such destroyed, lost or stolen coupon appertains.

Notwithstanding the provisions of the previous two paragraphs, in case any such mutilated, destroyed, lost or stolen Security or coupon has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Security, with coupons corresponding to the coupons, if any, appertaining to such destroyed, lost or stolen Security or to the Security to which such destroyed, lost or stolen coupon appertains, pay such Security or coupon; provided, however, that payment of principal of (and premium or Make-Whole Amount, if any), any interest on and any Additional Amounts with respect to, Bearer Securities shall, except as otherwise provided in Section 1002, be payable only at an office or agency located outside the United States and, unless otherwise specified as contemplated by Section 301, any interest on Bearer Securities shall be payable only upon presentation and surrender of the coupons appertaining thereto.

Upon the issuance of any new Security under this Section, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

Every new Security of any series with its coupons, if any, issued pursuant to this Section in lieu of any destroyed, lost or stolen Security, or in exchange for a Security to which a destroyed, lost or stolen coupon appertains, shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Security and its coupons, if any, or the destroyed, lost or stolen coupon shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities of that series and their coupons, if any, duly issued hereunder.

The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen
Securities or coupons.

SECTION 307. Payment of Interest; Interest Rights Preserved. Except as otherwise specified with respect to a series of Securities in accordance with the provisions of Section 301, interest on any Registered Security that is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest at the office or agency of the Company maintained for such purpose pursuant to
Section 1002; provided, however, that each installment of interest on any Registered Security may at the Company's option be paid by (i) mailing a check for such interest, payable to or upon the written order of the Person entitled thereto pursuant to Section 308, to the address of such Person as it appears on the Security Register or (ii) transfer to an account maintained by the payee located inside the United States. Unless otherwise provided as contemplated by Section 301 with respect to the Securities of any series, payment of interest may be made, in the case of a Bearer Security, by transfer to an account maintained by the payee with a bank located outside the United States.

Unless otherwise provided as contemplated by Section 301, every permanent global Security will provide that interest, if any, payable on any Interest Payment Date will be paid to DTC, Euroclear and/or CEDEL, as the case may be, with respect to that portion of such permanent global Security held for its account by Cede & Co. or the Common Depositary, as the case may be, for the purpose of permitting such party to credit the interest received by it in respect of such permanent global Security to the accounts of its participants for the benefit of the beneficial owners thereof.

In case a Bearer Security of any series is surrendered in exchange for a Registered Security of such series after the close of business (at an office or agency in a Place of Payment for such series) on any Regular Record Date and before the opening of business (at such office or agency) on the next succeeding Interest Payment Date, such Bearer Security shall be surrendered without the coupon relating to such Interest Payment Date and interest will not be payable on such Interest Payment Date in respect of the Registered Security issued in exchange for such Bearer Security, but will be payable only to the Holder of such coupon when due in accordance with the provisions of this Indenture.

Except as otherwise specified with respect to a series of Securities in accordance with the provisions of Section 301, any interest on any Registered Security of any series that is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be payable to the registered Holder thereof on the relevant Regular Record Date by virtue of having been such Holder, and such Defaulted Interest may be paid by the Company at its election in each case, as provided in clause (1) or
(2) below:

(1) The Company may elect to make payment of any Defaulted Interest to the Persons in whose names the Registered Securities of such series (or their respective Predecessor Securities) are registered at the close of business on a Special Record Date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Registered Security of such series and the date of the proposed payment (which shall not be less than 20 days after such notice is received by the Trustee), and at the same time the Company shall deposit with the Trustee an amount of money in the currency or currencies, currency unit or units or composite currency or currencies in which the Securities of such series are payable (except as otherwise specified pursuant to Section 301 for the Securities of such series) equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit on or prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this clause provided. Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be mailed, first-class postage prepaid, to each Holder of Registered Securities of such series at his address as it appears in the Security Register not less than 10 days prior to such Special Record Date. The Trustee may, in its discretion, in the name and at the expense of the Company, cause a similar notice to be published at least once in an Authorized Newspaper in each place of payment, but such publications shall not be a condition precedent to the establishment of such Special Record Date. Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been mailed as aforesaid, such Defaulted Interest shall be paid to the Persons in whose names the Registered Securities of such series (or their respective Predecessor Securities) are registered at the close of business on such Special Record Date and shall no longer be payable pursuant to the following clause (2). In case a Bearer Security of any series is surrendered at the office or agency in a Place of Payment for such series in exchange for a Registered Security of such series after the close of business at such office or agency on any Special Record Date and before the opening of business at such office or agency on the related proposed date for payment of Defaulted Interest, such Bearer Security shall be surrendered without the coupon relating to such proposed date of payment and Defaulted Interest will not be payable on such proposed date of payment in respect of the Registered Security issued in exchange for such Bearer Security, but will be payable only to the Holder of such coupon when due in accordance with the provisions of this Indenture.

(2) The Company may make payment of any Defaulted Interest on the Registered Securities of any series in any other lawful manner not inconsistent with the requirements of any securities exchange on which such Securities may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this clause, such manner of payment shall be deemed practicable by the Trustee.

Subject to the foregoing provisions of this Section and Section 305, each Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.

SECTION 308. Persons Deemed Owners. Prior to due presentment of a Registered Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name such Registered Security is registered as the owner of such Security for the purpose of receiving payment of principal of (and premium or Make-Whole Amount, if any), and (subject to Sections 305 and
307) interest on, such Registered Security and for all other purposes whatsoever, whether or not such Registered Security be overdue, and none of the Company, the Trustee or any agent of the Company or the Trustee shall be affected by notice to the contrary.

Title to any Bearer Security and any coupons appertaining thereto shall pass by delivery. The Company, the Trustee and any agent of the Company or the Trustee may treat the Holder of any Bearer Security and the Holder of any coupon as the absolute owner of such Security or coupon for the purpose of receiving payment thereof or on account thereof and for all other purposes whatsoever, whether or not such Security or coupon be overdue, and none of the Company, the Trustee or any agent of the Company or the Trustee shall be affected by notice to the contrary.

None of the Company, the Trustee, any Paying Agent or the Security Registrar will have any responsibility or liability for any aspect of the records relating to or payments made on account of beneficial ownership interests of a Security in global form or for maintaining, supervising or reviewing any records relating to such beneficial ownership interests.

Notwithstanding the foregoing, with respect to any global Security, nothing herein shall prevent the Company, the Trustee, or any agent of the Company, or the Trustee, from giving effect to any written certification, proxy or other authorization furnished by any depositary, as a Holder, with respect to such global Security or impair, as between such depositary, its participants and owners of beneficial interests in such global Security, the operation of customary practices governing the exercise of the rights of such depositary (or its nominee) as Holder of such global Security.

SECTION 309. Cancellation. All Securities and coupons surrendered for payment, redemption, repayment at the option of the Holder, registration of transfer or exchange or for credit against any sinking fund payment shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee, and any such Securities and coupons and Securities and coupons surrendered directly to the Trustee for any such purpose shall be promptly canceled by it. The Company may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Company may have acquired in any manner whatsoever, and may deliver to the Trustee (or to any other Person for delivery to the Trustee) for cancellation any Securities previously authenticated hereunder which the Company has not issued and sold, and all Securities so delivered shall be promptly canceled by the Trustee. If the Company shall so acquire any of the Securities, however, such acquisition shall not operate as a redemption or satisfaction of the indebtedness represented by such Securities unless and until the same are surrendered to the Trustee for cancellation. No Securities shall be authenticated in lieu of or in exchange for any Securities canceled as provided in this Section, except as expressly permitted by this Indenture. Canceled Securities and coupons held by the Trustee shall be destroyed by the Trustee and the Trustee shall deliver a certificate of such destruction to the Company, unless by the Company Order, the Company directs their return to it.

SECTION 310. Computation of Interest. Except as otherwise specified as contemplated by Section 301 with respect to Securities of any series, interest on the Securities of each series shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

                             ARTICLE FOUR

                        SATISFACTION AND DISCHARGE

SECTION 401. Satisfaction and Discharge of Indenture. This Indenture shall upon Company Request cease to be of further effect with respect to any series of Securities specified in such Company Request (except as to any surviving rights of registration of transfer or exchange of Securities of such series herein expressly provided for and any right to receive Additional Amounts, as provided in Section 1011), and the Trustee, upon receipt of a Company Order, and at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture as to such series when,

(1)   either

(A) all Securities of such series theretofore authenticated and delivered and all coupons, if any, appertaining thereto (other than (i) coupons appertaining to Bearer Securities surrendered for exchange for Registered Securities and maturing after such exchange, whose surrender is not required or has been waived as provided in Section 305, (ii) Securities and coupons of such series which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 306,
(iii) coupons appertaining to Securities called for redemption and maturing after the relevant Redemption Date, whose surrender has been waived as provided in Section 1106, and (iv) Securities and coupons of such series for whose payment money has theretofore been deposited in trust or segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust, as provided in
Section 1003) have been delivered to the Trustee for cancellation; or

(B) all Securities of such series and, in the case of (i) or (ii) below, any coupons appertaining thereto not theretofore delivered to the Trustee for cancellation

   (i)     have become due and payable, or

   (ii) will become due and payable at their Stated Maturity within one year, or

   (iii) if redeemable at the option of the Company, are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense of the Company, and the Company, in the case of
(i), (ii) or (iii) above, has irrevocably deposited or caused to be deposited with the Trustee as trust funds in trust for the purpose an amount in the currency or currencies, currency unit or units or composite currency or currencies in which the Securities of such series are payable, sufficient to pay and discharge the entire indebtedness on such Securities and such coupons not theretofore delivered to the Trustee for cancellation, for principal (and premium or Make-Whole Amount, if any) and interest, and any Additional Amounts with respect thereto, to the date of such deposit (in the case of Securities which have become due and payable) or to the Stated Maturity or Redemption Date, as the case may be;

(2) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

(3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this
Indenture as to such series have been complied with.   Notwithstanding
the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee and any predecessor Trustee under Section 606, the obligations of the Company to any Authenticating Agent under Section 611 and, if money shall have been deposited with and held by the Trustee pursuant to subclause (B) of clause (1) of this Section, the obligations of the Trustee under Section 402 and the last paragraph of Section 1003 shall survive.

SECTION 402. Application of Trust Funds. Subject to the provisions of the last paragraph of Section 1003, all money deposited with the Trustee pursuant to Section 401 shall be held in trust and applied by it, in accordance with the provisions of the Securities, the coupons and this Indenture, to the payment, either directly or through any Paying Agent (including the Company acting as its own Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal (and premium or Make-Whole Amount, if any), and any interest and Additional Amounts for whose payment such money has deposited with or received by the Trustee, but such money need not be segregated from other funds except to the extent required by law.

                             ARTICLE FIVE

                               REMEDIES

SECTION 501. Events of Default. "Event of Default," wherever used herein with respect to any particular series of Securities, means any one of the following events (whatever the reason for such Event of Default and whether or not it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

(1) default in the payment of any interest upon or any Additional Amounts payable in respect of any Security of that series or of any coupon appertaining thereto, when such interest, Additional Amounts or coupon becomes due and payable, and continuance of such default for a period of 30 days; or

(2) default in the payment of the principal of (or premium or Make-Whole Amount, if any, on) any Security of that series when it becomes due and payable at its Maturity; or

(3) default in the making of any sinking fund payment when and as due by the terms of any Security of that series; or

(4) default in the performance, or breach, of any covenant or warranty of the Company in this Indenture with respect to any Security of that series (other than a covenant or warranty a default in whose performance or whose breach is elsewhere in this Section specifically dealt with), and continuance of such default or breach for a period of 60 days after there has been given, by registered or certified mail, to the Company by the Trustee, or to the Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Securities of that series, a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

(5) a default under any bond, debenture, note or other evidence of indebtedness of the Company, or under any mortgage, indenture or other instrument of the Company (including a default with respect to Securities of any series other than that series) under which there may be issued or by which there may be secured any indebtedness of the Company (or by any Subsidiary, the repayment of which the Company has guaranteed or for which the Company is directly responsible or liable as obligor or guarantor on a full recourse basis) whether such indebtedness now exists or shall hereafter be created, which default shall constitute a failure to pay an aggregate principal amount exceeding ($10,000,000) of such indebtedness when due and payable after the expiration of any applicable grace period with respect thereto and shall have resulted in such indebtedness in an aggregate principal amount exceeding ($10,000,000) becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable, without such indebtedness having been discharged, or such acceleration having been rescinded or annulled, within a period of 10 days after there shall have been given, by registered or certified mail, to the Company by the Trustee, or to the Company and the Trustee by the Holders of at least 10% in principal amount of the Outstanding Securities of that series, a written notice specifying such default and requiring the Company to cause such indebtedness to be discharged or cause such acceleration to be rescinded or annulled and stating that such notice is a "Notice of Default" hereunder; or

(6) the Company or any Significant Subsidiary pursuant to or within the meaning of any Bankruptcy Law:

        (A)   commences a voluntary case,

        (B) consents to the entry of an order for relief against it in an involuntary case,

        (C) consents to the appointment of a Custodian of it or for all or substantially all of its property, or

        (D) makes a general assignment for the benefit of its creditors; or

(7) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

        (A) is for relief against the Company or any Significant Subsidiary in an involuntary case,

        (B) appoints a Custodian of the Company or any Significant Subsidiary or for all or substantially all of either of its property, or

        (C) orders the liquidation of the Company or any Significant Subsidiary, and the order or decree remains unstayed and in effect for 90 days; or

(8) any other Event of Default provided with respect to Securities of that series.

As used in this Section 501, the term "Bankruptcy Law" means Title 11 U.S. Code or any similar Federal or State law for the relief of debtors and the term "Custodian" means any receiver, trustee, assignee, liquidator or other similar official under any Bankruptcy Law.

SECTION 502. Acceleration of Maturity; Rescission and Annulment. If an Event of Default with respect to Securities of any series at the time Outstanding occurs and is continuing (other than an Event of Default specified in clause (6) or (7) of Section 501 that occurs with respect to the Company), then and in every such case the Trustee or the Holders of not less than 25% in principal amount of the Outstanding Securities of that series may declare the principal of (or, if any Securities are Original Issue Discount Securities or Indexed Securities, such portion of the principal as may be specified in the terms thereof), and premium (if any) and accrued interest on, the Securities of that series to be due and payable immediately, by a notice in writing to the Company, (and to the Trustee if given by the Holders), and upon any such declaration such principal, premium (if any), and accrued interest or specified portion thereof shall become immediately due and payable. In the event of a declaration of acceleration because an Event of Default set forth in clause (5) of Section 501 has occurred and is continuing, such declaration of acceleration shall be automatically rescinded and annulled if the event of default triggering such Event of Default pursuant to clause (5) along with any other events of default that have been triggered by the Event of Default (whether or not a notice or declaration of acceleration shall have been given by the holders of the relevant indebtedness) shall be remedied or cured by the Company and/or the relevant Subsidiary or waived by the holders of the relevant indebtedness within 60 days after the declaration of acceleration with respect thereto. If an Event of Default specified in clause (6) or (7) of Section 501 occurs with respect to the Company, the principal of (or specified portion thereof), premium, if any, and accrued interest on the Securities of all series then outstanding shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Holder.

At any time after such a declaration of acceleration with respect to Securities of any series has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, the Holders of a majority in principal amount of the Outstanding Securities of that series, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if:

(1) the Company has paid or deposited with the Trustee a sum sufficient to pay in the currency, currency unit or composite currency in which the Securities of such series are payable (except as otherwise specified pursuant to Section 301 for the Securities of such series):

        (A) all overdue installments of interest on and any Additional Amounts payable in respect of all Outstanding Securities of that series and any related coupons,

        (B) the principal of (and premium or Make-Whole Amount, if any, on) any Outstanding Securities of that series which have become due otherwise than by such declaration of acceleration and interest thereon at the rate or rates borne by or provided for in such Securities,

        (C) to the extent that payment of such interest is lawful, interest upon overdue installments of interest and any Additional
Amounts at the rate or rates borne by or provided for in such Securities, and

        (D) all sums paid or advanced by the Trustee hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel; and

(2) all Events of Default with respect to Securities of that series, other than the nonpayment of the principal of (or premium or Make-Whole Amount, if any) or interest on Securities of that series which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 513.

No such rescission shall affect any subsequent default or impair any right consequent thereon.

SECTION 503. Collection of Indebtedness and Suits for Enforcement by Trustee. The Company covenants that if:

(1) default is made in the payment of any installment of interest or Additional Amounts, if any, on any Security of any series and any related coupon when such interest or Additional Amount becomes due and payable and such default continues for a period of 30 days, or

(2) default is made in the payment of the principal of (or premium or Make-Whole Amount, if any, on) any Security of any series at its Maturity, then the Company will, upon demand of the Trustee, pay to the Trustee, for the benefit of the Holders of such Securities of such series and coupons, the whole amount then due and payable on such Securities and coupons for principal (and premium or Make-Whole Amount, if any) and interest and Additional Amount, with interest upon any overdue principal (and premium or Make-Whole Amount, if any) and, to the extent that payment of such interest shall be legally enforceable, upon any overdue installments of interest or Additional Amounts, if any, at the rate or rates borne by or provided for in such Securities, and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

If the Company fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due and unpaid, and may prosecute such proceeding to judgment or final decree, and may enforce the same against the Company, or any other obligor upon such Securities of such series and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any other obligor upon such Securities of such series, wherever situated.

If an Event of Default with respect to Securities of any series occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders of Securities of such series and any related coupons by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

SECTION 504. Trustee May File Proofs of Claim. In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Securities or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the principal of the Securities of any series shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of overdue principal, premium or Make-Whole Amount, if any, or interest) shall be entitled and empowered, by intervention in such proceeding or otherwise:

   (i) to file and prove a claim for the whole amount, or such lesser amount as may be provided for in the Securities of such series, of principal (and premium or Make-Whole Amount, if any) and interest and Additional Amounts, if any, owing and unpaid in respect of the Securities and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and of the Holders allowed in such judicial proceeding, and

   (ii) to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same; and any custodian, receiver, assignee, trustee, liquidator, sequestrator (or other similar official) in any such judicial proceeding is hereby authorized by each Holder of Securities of such series and coupons to make such payments to the Trustee, and in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due to it for the reasonable compensation, expenses, disbursements and advances of the Trustee and any predecessor Trustee, their agents and counsel, and any other amounts due the Trustee
or any predecessor Trustee under Section 606.   Nothing herein contained
shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder of a Security or coupon any plan of reorganization, arrangement, adjustment or composition affecting the Securities or coupons or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Holder of a Security or coupon in any such proceeding.

SECTION 505. Trustee May Enforce Claims Without Possession of Securities or Coupons. All rights of action and claims under this Indenture or any of the Securities or coupons may be prosecuted and enforced by the Trustee without the possession of any of the Securities or coupons or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Securities and coupons in respect of which such judgment has been recovered.

SECTION 506. Application of Money Collected. Any money collected by the Trustee pursuant to this Article shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal (or premium or Make-Whole Amount, if any) or interest and any Additional Amounts, upon presentation of the Securities or coupons, or both, as the case may be, and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

FIRST: To the payment of all amounts due the Trustee and any predecessor Trustee under Section 606;

SECOND: To the payment of the amounts then due and unpaid upon the Securities and coupons for principal (and premium or Make-Whole Amount, if any) and interest and any Additional Amounts payable, in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the aggregate amounts due and payable on such Securities and coupons for principal (and premium or Make-Whole Amount, if any), interest and Additional Amounts, respectively; and

THIRD:  To the payment of the remainder, if any, to the Company.

SECTION 507. Limitation on Suits. No Holder of any Security of any series or any related coupon shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless:

(1) such Holder has previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities of that series;

(2) the Holders of not less than 25% in principal amount of the Outstanding Securities of that series shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

(3) such Holder or Holders have offered to the Trustee indemnity reasonably satisfactory to the Trustee against the costs, expenses and liabilities to be incurred in compliance with such request;

(4) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

(5) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of the Outstanding Securities of that series; it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other of such Holders, or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all such Holders.

SECTION 508. Unconditional Right of Holders to Receive Principal, Premium or Make-Whole Amount, if any, Interest and Additional Amounts. Notwithstanding any other provision in this Indenture, the Holder of any Security or coupon shall have the right which is absolute and unconditional to receive payment of the principal of (and premium or Make-Whole Amount, if any) and (subject to Sections 305 and 307) interest on, and any Additional Amounts in respect of, such Security or payment of such coupon on the respective due dates expressed in such Security or coupon (or, in the case of redemption, on the Redemption
Date) and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such Holder.

SECTION 509. Restoration of Rights and Remedies. If the Trustee or any Holder of a Security or coupon has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case, the Company, the Trustee and the Holders of Securities and coupons shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.

SECTION 510. Rights and Remedies Cumulative. Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities or coupons in the last paragraph of
Section 306, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders of Securities or coupons is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

SECTION 511. Delay or Omission Not Waiver. No delay or omission of the Trustee or of any Holder of any Security or coupon to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders of Securities or coupons, as the case may be.

SECTION 512. Control by Holders of Securities. The Holders of not less than a majority in principal amount of the Outstanding Securities of any series shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on the Trustee with respect to the Securities of such series, provided that

(1) such direction shall not be in conflict with any rule of law or with this Indenture,

(2) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction, and

(3) the Trustee need not take any action which might involve it in personal liability or be unduly prejudicial to the Holders of Securities of such series not joining therein.

SECTION 513. Waiver of Past Defaults. The Holders of not less than a majority in principal amount of the Outstanding Securities of any series may on behalf of the Holders of all the Securities of such series and any related coupons waive any past default hereunder with respect to such series and its consequences, except a default

(1) in the payment of the principal of (or premium or Make-Whole Amount, if any) or interest on or Additional Amounts payable in respect of any Security of such series or any related coupons, or

(2) in respect of a covenant or provision hereof which under Article Nine cannot be modified or amended without the consent of the Holder of each Outstanding Security of such series affected.

Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

SECTION 514. Waiver of Usury, Stay or Extension Laws. The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any usury, stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

SECTION 515. Undertaking for Costs. All parties to this Indenture agree, and each Holder of any Security by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of any undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in principal amount of the Outstanding Securities, or to any suit instituted by any Holder for the enforcement of the payment of the principal of (or premium or Make-Whole Amount, if any) or interest on any Security on or after the respective Stated Maturities expressed in such Security (or, in the case of redemption, on or after the Redemption
Date).

                             ARTICLE SIX

                             THE TRUSTEE

SECTION 601. Notice of Defaults. Within 90 days after the occurrence of any default hereunder with respect to the Securities of any series, the Trustee shall transmit in the manner and to the extent provided in TIA Section 313(c), notice of such default hereunder known to the Trustee, unless such default shall have been cured or waived; provided, however, that, except in the case of a default in the payment of the principal of (or premium or Make-Whole Amount, if any) or interest on or any Additional Amounts with respect to any Security of such series, or in the payment of any sinking fund installment with respect to the Securities of such series, the Trustee shall be protected in withholding such notice if and so long as Responsible Officers of the Trustee in good faith determine that the withholding of such notice is in the interests of the Holders of the Securities and coupons of such series; and provided further that in the case of any default or breach of the character specified in Section 501(4) with respect to the Securities and coupons of such series, no such notice to Holders shall be given until at least 60 days after the occurrence thereof. For the purpose of this Section, the term "default" means any event which is, or after notice or lapse of time or both would become, an Event of Default with respect to the Securities of such series.

SECTION 602. Certain Rights of Trustee. Subject to the provisions of TIA Section 315(a) through 315(d):

(1) the Trustee may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, coupon or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

(2) any request or direction of the Company mentioned herein shall be sufficiently evidenced by a Company Request or Company Order (other than delivery of any Security, together with any coupons appertaining thereto, to the Trustee for authentication and delivery pursuant to
Section 303 which shall be sufficiently evidenced as provided therein) and any resolution of the Board of Trustees may be sufficiently evidenced by a Board Resolution;

(3) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officers' Certificate;

(4) the Trustee may consult with counsel and the advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon;

(5) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders of Securities of any series or any related coupons pursuant to this Indenture, unless such Holders shall have offered to the Trustee security or indemnity reasonably satisfactory to the Trustee against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

(6) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, coupon or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company personally or by agent or attorney;

(7) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder; and

(8) the Trustee shall not be liable for any action taken, suffered or omitted by it in good faith and reasonably believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Indenture.

The Trustee shall not be required to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

Except during the continuance of an Event of Default, the Trustee undertakes to perform only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee. In case an Event of Default with respect to the Securities has occurred (which has not been cured or waived) the Trustee shall exercise with respect to the Securities such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

SECTION 603. Not Responsible for Recitals or Issuance of Securities. The recitals contained herein and in the Securities, except the Trustee's certificate of authentication, and in any coupons shall be taken as the statements of the Company and neither the Trustee nor any Authenticating Agent assumes any responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities, coupons, or any prospectus pursuant to which the Securities are offered except that the Trustee represents that it is duly authorized to execute and deliver this Indenture, authenticate the Securities and perform its obligations hereunder. Neither the Trustee nor any Authenticating Agent shall be accountable for the use or application by the Company of Securities or the proceeds thereof.

SECTION 604. May Hold Securities. The Trustee, any Paying Agent, Security Registrar, Authenticating Agent or any other agent of the Company, in its individual or any other capacity, may become the owner or pledgee of Securities and coupons and, subject to TIA Sections 310(b) and 311, may otherwise deal with the Company with the same rights it would have if it were not the Trustee, Paying Agent, Security Registrar, Authenticating Agent or such other agent.

SECTION 605. Money Held in Trust. Money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed with the Company.

SECTION 606.  Compensation and Reimbursement.  The Company agrees:

(1) to pay to the Trustee from time to time reasonable compensation for all services rendered by it hereunder as mutually agreed upon (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

(2) except as otherwise expressly provided herein, to reimburse each of the Trustee and any predecessor Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or bad faith; and

(3) to indemnify each of the Trustee, its directors, officers and employees, and any predecessor Trustee for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on its own part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder.

When the Trustee incurs expenses or renders services in connection with an Event of Default specified in Section 501(6) or Section 501(7), the expenses (including the reasonable charges and expenses of its counsel) and the compensation for the services are intended to constitute expenses of administration under any applicable Federal or state bankruptcy, insolvency or other similar law.

As security for the performance of the obligations of the Company under this Section, the Trustee shall have a lien prior to the Securities upon all property and funds held or collected by the Trustee as such, except funds held in trust for the payment of principal of (or premium or Make-Whole Amount, if any) or interest on particular Securities or any coupons.

The provisions of this Section shall survive the termination of this Indenture

SECTION 607. Corporate Trustee Required; Eligibility; Conflicting Interests. There shall at all times be a Trustee hereunder which shall be eligible to act as Trustee under TIA Section 310(a)(1) and shall have a combined capital and surplus of at least $50,000,000. If such corporation publishes reports of condition at least annually, pursuant to law or the requirements of Federal, State, Territorial or District of Columbia supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article.

SECTION 608.  Resignation and Removal; Appointment of Successor.

(a) No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirements of Section 609.

(b) The Trustee may resign at any time with respect to the Securities of one or more series by giving written notice thereof to the Company. If an instrument of acceptance by a successor Trustee shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee.

(c) The Trustee may be removed at any time with respect to the Securities of any series by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series delivered to the Trustee and the Company.

(d)   If at any time:

        (1) the Trustee shall fail to comply with the provisions of TIA Section 310(b) after written request therefor by the Company or by any Holder of a Security who has been a bona fide Holder of a Security for at least six months, or

        (2) the Trustee shall cease to be eligible under Section 607 and shall fail to resign after written request therefor by the Company or by any Holder of a Security who has been a bona fide Holder of a Security for at least six months, or

        (3) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, (i) the Company by or pursuant to a Board Resolution may remove the Trustee and appoint a successor Trustee with respect to all Securities, or (ii) subject to TIA Section 315(e), any Holder of a Security who has been a bona fide Holder of a Security for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee with respect to all Securities and the appointment of a successor Trustee or Trustees.

(e) If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause with respect to the Securities of one or more series, the Company, by or pursuant to a Board Resolution, shall promptly appoint a successor Trustee or Trustees with respect to the Securities of that or those series (it being understood that any such successor Trustee may be appointed with respect to the Securities of one or more or all of such series and that at any time there shall be only one Trustee with respect to the Securities of any particular series). If, within one year after such resignation, removal or incapability, or the occurrence of such vacancy, a successor Trustee with respect to the Securities of any series shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series delivered to the Company and the retiring Trustee, the successor Trustee so appointed shall, forthwith upon its acceptance or such appointment, become the successor Trustee with respect to the Securities of such series and to that extent supersede the successor Trustee appointed by the Company. If no successor Trustee with respect to the Securities of any series shall have been so appointed by the Company or the Holders of Securities and accepted appointment in the manner hereinafter provided, the resigning or removed Trustee or any Holder of a Security who has been a bona fide Holder of a Security of such series for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to Securities of such series.

(f) The Company shall give notice of each resignation and each removal of the Trustee with respect to the Securities of any series and each appointment of a successor Trustee with respect to the Securities of any series in the manner provided for notices to the Holders of Securities
in Section 106.   Each notice shall include the name of the successor
Trustee with respect to the Securities of such series and the address of its Corporate Trust Office.

SECTION 609.  Acceptance of Appointment by Successor.

(a) In case of the appointment hereunder of a successor Trustee with respect to all Securities, every such successor Trustee shall execute, acknowledge and deliver to the Company and the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on request of the Company or the successor Trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee, and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder, subject nevertheless to its claim, if any, provided for in Section 606.

(b) In case of the appointment hereunder of a successor Trustee with respect to the Securities of one or more (but not all) series, the Company, the retiring Trustee and each successor Trustee with respect to the Securities of one or more series shall execute and deliver an indenture supplemental hereto, pursuant to Article Nine hereof, wherein each successor Trustee shall accept such appointment and which (1) shall contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Trustee all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates, (2) if the retiring Trustee is not retiring with respect to all Securities, shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series as to which the retiring Trustee is not retiring shall continue to be vested in the retiring Trustee, and (3) shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co- trustees of the same trust and that each such Trustee shall be trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee; and upon the execution and delivery of such supplemental indenture the resignation or removal of the retiring Trustee shall become effective to the extent provided therein and each such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates; but, on request of the Company, or any successor Trustee, such retiring Trustee shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder with respect to the Securities of that or those series to which the appointment of such successor Trustee relates.

(c) Upon request of any such successor Trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all such rights, powers and trusts referred to in paragraph (a) or (b) of this Section, as the case may be.

(d) No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article.

SECTION 610. Merger, Conversion, Consolidation or Succession to Business. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of the parties hereto. In case any Securities or coupons shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Securities or coupons so authenticated with the same effect as if such successor Trustee had itself authenticated such Securities or coupons. In case any Securities or coupons shall not have been authenticated by such predecessor Trustee, any such successor Trustee may authenticate and deliver such Securities or coupons, in either its own name or that of its predecessor Trustee, with the full force and effect which this Indenture provides for the certificate of authentication of the Trustee.

SECTION 611. Appointment of Authenticating Agent. At any time when any of the Securities remain Outstanding, the Trustee may appoint an Authenticating Agent or Agents with respect to one or more series of Securities which shall be authorized to act on behalf of the Trustee to authenticate Securities of such series issued upon exchange, registration of transfer or partial redemption or repayment thereof, and Securities so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Any such appointment shall be evidenced by an instrument in writing signed by a Responsible Officer of the Trustee, a copy of which instrument shall be promptly furnished to the Company.

Wherever reference is made in this Indenture to the authentication and delivery of Securities by the Trustee or the Trustee's certificate of authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent and a certificate of authentication executed on behalf of the Trustee by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Company and shall at all times be a bank or trust company or corporation organized and doing business and in good standing under the laws of the United States of America or of any State or the District of Columbia, authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of not less than $50,000,000 and subject to supervision or examination by Federal or State authorities. If such Authenticating Agent publishes reports of condition at least annually, pursuant to law or the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. In case at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section.

Any corporation into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Authenticating Agent shall be a party, or any corporation succeeding to the corporate agency or corporate trust business of an Authenticating Agent, shall continue to be an Authenticating Agent, provided such corporation shall be otherwise eligible under this Section, without the execution or filing of any paper or further act on the part of the Trustee or the Authenticating Agent.

An Authenticating Agent for any series of Securities may at any time resign by giving written notice of resignation to the Trustee for such series and to the Company. The Trustee for any series of Securities may at any time terminate the agency of an Authenticating Agent by giving written notice of termination to such Authenticating Agent and the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time such Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, the Trustee for such series may appoint a successor Authenticating Agent which shall be acceptable to the Company and shall give notice of such appointment to all Holders of Securities of the series with respect to which such Authenticating Agent will serve in the manner set forth in
Section 106. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent herein. No successor Authenticating Agent shall be appointed unless eligible under the provisions of this Section.

The Company agrees to pay to each Authenticating Agent from time to time reasonable compensation including reimbursement of its reasonable expenses for its services under this Section.

If an appointment with respect to one or more series is made pursuant to this Section, the Securities of such series may have endorsed thereon, in addition to or in lieu of the Trustee's certificate of authentication, an alternate certificate of authentication substantially in the following form:

This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

                          THE FIRST NATIONAL BANK OF CHICAGO, as Trustee

                          By:
                                  ------------------------------
                                  as Authenticating Agent


                          By:
                                  ------------------------------
                                  as Authorized Signatory


                        ARTICLE SEVEN

           HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY

SECTION 701. Disclosure of Names and Addresses of Holders. Every Holder of Securities or coupons, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any Authenticating Agent nor any Paying Agent nor any Security Registrar shall be held accountable by reason of the disclosure of any information as to the names and addresses of the Holders of Securities in accordance with TIA Section 312, regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under TIA Section 312(b).

SECTION 702. Reports by Trustee. Within 60 days after May 15 of each year commencing with the first May 15 after the first issuance of Securities pursuant to this Indenture, the Trustee shall transmit by mail to all Holders of Securities as provided in TIA Section 313(c) a brief report dated as of such May 15 if required by TIA Section 313(a).

SECTION 703.   Reports by Company.   The Company will:

(1) file with the Trustee, within 15 days after the Company is required to file the same with the Commission, copies of the annual reports and of the information, documents and other reports (or copies of such portions of any of the foregoing as the Commission may from time to time by rules and regulations prescribe) which the Company may be required to file with the Commission pursuant to Section 13 or Section 15(d) of the Exchange Act; or if the Company is not required to file information, documents or reports pursuant to either of such Sections, then it will file with the Trustee and the Commission, in accordance with rules and regulations prescribed from time to time by the Commission, such of the supplementary and periodic information, documents and reports which may be required pursuant to Section 13 of the Exchange Act in respect of a security listed and registered on a national securities exchange as may be prescribed from time to time in such rules and regulations;

(2) file with the Trustee and the Commission, in accordance with rules and regulations prescribed from time to time by the Commission, such additional information, documents and reports with respect to compliance by the Company with the conditions and covenants of this Indenture as may be required from time to time by such rules and regulations; and

(3) transmit by mail to the Holders of Securities, within 30 days after the filing thereof with the Trustee, in the manner and to the extent provided in TIA Section 313(c), such summaries of any information, documents and reports required to be filed by the Company pursuant to paragraphs (1) and (2) of this Section as may be required by rules and regulations prescribed from time to time by the Commission.

SECTION 704. The Company to Furnish Trustee Names and Addresses of Holders. The Company will furnish or cause to be furnished to the
Trustee:

(a) semi-annually, not later than 15 days after the Regular Record Date for interest for each series of Securities, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Holders of Registered Securities of such series as of such Regular Record Date, or if there is no Regular Record Date for interest for such series of Securities, semi-annually, upon such dates as are set forth in the Board Resolution or indenture supplemental hereto authorizing such series, and

(b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished, provided, however, that, so long as the Trustee is the Security Registrar, no such list shall be required to be furnished.

                             ARTICLE EIGHT

                CONSOLIDATION, MERGER, SALE, LEASE OR CONVEYANCE

SECTION 801. Consolidations and Mergers of Company and Sales, Leases and Conveyances Permitted Subject to Certain Conditions. The Company may consolidate with, or sell, lease or convey all or substantially all of its assets to, or merge with or into any other entity, provided that in any such case, (1) either the Company shall be the continuing entity, or the successor entity shall be an entity organized and existing under the laws of the United States or a State thereof and such successor entity shall expressly assume the due and punctual payment of the principal of (and premium or Make-Whole Amount, if any) and any interest (including all Additional Amounts, if any, payable pursuant to Section
1011) on all of the Securities, according to their tenor, and the due and punctual performance and observance of all of the covenants and conditions of this Indenture to be performed by the Company by supplemental indenture, complying with Article Nine hereof, satisfactory to the Trustee, executed and delivered to the Trustee by such entity and
(2) immediately after giving effect to such transaction and treating any indebtedness which becomes an obligation of the Company or any Subsidiary as a result thereof as having been incurred by the Company or such Subsidiary at the time of such transaction, no Event of Default, and no event which, after notice or the lapse of time, or both, would become an Event of Default, shall have occurred and be continuing.

SECTION 802. Rights and Duties of Successor Entity. In case of any such consolidation, merger, sale, lease or conveyance and upon any such assumption by the successor entity, such successor entity shall succeed to and be substituted for the Company, with the same effect as if it had been named herein as the party of the first part, and the predecessor entity, except in the event of a lease, shall be relieved of any further obligation under this Indenture and the Securities. Such successor entity thereupon may cause to be signed, and may issue either in its own name or in the name of the Company, any or all of the Securities issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee; and, upon the order of such successor entity, instead of the Company, and subject to all the terms, conditions and limitations in this Indenture prescribed, the Trustee shall authenticate and shall deliver any Securities which previously shall have been signed and delivered by the officers of the Company to the Trustee for authentication, and any Securities which such successor entity thereafter shall cause to be signed and delivered to the Trustee for that purpose. All the Securities so issued shall in all respects have the same legal rank and benefit under this Indenture as the Securities of the same series theretofore or thereafter issued in accordance with the terms of this Indenture as though all of such Securities had been issued at the date of the execution hereof.

In case of any such consolidation, merger, sale, lease or conveyance, such changes in phraseology and form (but not in substance) may be made in the Securities thereafter to be issued as may be appropriate.

In case of any such consolidation, merger, sale, lease or conveyance, such changes in phraseology and form (but not in substance) may be made in the Securities thereafter to be issued as may be appropriate.

SECTION 803. Officers' Certificate and Opinion of Counsel. Any consolidation, merger, sale, lease or conveyance permitted under Section 801 is also subject to the condition that the Trustee receive an Officers' Certificate and an Opinion of Counsel to the effect that any such consolidation, merger, sale, lease or conveyance, and the assumption by any successor entity, complies with the provisions of this Article and that all conditions precedent herein provided for relating to such transaction have been complied with.

                             ARTICLE NINE

                        SUPPLEMENTAL INDENTURES

SECTION 901.  Supplemental Indentures Without Consent of Holders.
Without the consent of any Holders of Securities or coupons, the Company, when authorized by or pursuant to a Board Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

(1) to evidence the succession of another Person to the Company and the assumption by any such successor of the covenants of the Company herein and in the Securities contained; or

(2) to add to the covenants of the Company for the benefit of the Holders of all or any series of Securities (and if such covenants are to be for the benefit of less than all series of Securities, stating that such covenants are expressly being included solely for the benefit of such series) or to surrender any right or power herein conferred upon the Company; or

(3) to add any additional Events of Default for the benefit of the Holders of all or any series of Securities (and if such Events of Default are to be for the benefit of less than all series of Securities, stating that such Events of Default are expressly being included solely for the benefit of such series); provided, however, that in respect of any such additional Events of Default such supplemental indenture may provide for a particular period of grace after default (which period may be shorter or longer than that allowed in the case of other defaults) or may provide for an immediate enforcement upon such default or may limit the remedies available to the Trustee upon such default or may limit the right of the Holders of a majority in aggregate principal amount of that or those series of Securities to which such additional Events of Default apply to waive such default; or

(4) to add to or change any of the provisions of this Indenture to provide that Bearer Securities may be registrable as to principal, to change or eliminate any restrictions on the payment of principal of or any premium or interest on Bearer Securities, to permit Bearer Securities to be issued in exchange for Registered Securities, to permit Bearer Securities to be issued in exchange for Bearer Securities of other authorized denominations or to permit or facilitate the issuance of Securities in uncertificated form, provided that any such action shall not adversely affect the interests of the Holders of Securities of any series or any related coupons in any material respect; or

(5) to change or eliminate any of the provisions of this Indenture, provided that any such change or elimination shall become effective only when there is no Security Outstanding of any series created prior to the execution of such supplemental indenture which is entitled to the benefit of such provision; or

(6)   to secure the Securities; or

(7) to establish the form or terms of Securities of any series and any related coupons as permitted by Sections 201 and 301; or

(8) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Securities of one or more series and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee; or

(9) to cure any ambiguity, to correct or supplement any provision herein which may be defective or inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Indenture which shall not be inconsistent with the provisions of this Indenture, provided such provisions shall not adversely affect the interests of the Holders of Securities of any series or any related coupons in any material respect; or

(10) to supplement any of the provisions of this Indenture to such extent as shall be necessary to permit or facilitate the defeasance and discharge of any series of Securities pursuant to Sections 401, 1402 and 1403; provided that any such action shall not adversely affect the interests of the Holders of Securities of such series and any related coupons or any other series of Securities in any material respect.

SECTION 902. Supplemental Indentures with Consent of Holders. With the consent of the Holders of not less than a majority in principal amount of all Outstanding Securities affected by such supplemental indenture, by Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by or pursuant to a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of modifying in any manner the rights of the Holders of Securities and any related coupons under this Indenture; provided, however, that no such supplemental indenture shall, without the consent of the Holder of each Outstanding Security affected thereby:

(1) change the Stated Maturity of the principal of (or premium or Make-Whole Amount, if any, on) or any installment of principal of or interest on, any Security; or reduce the principal amount thereof or the rate or amount of interest thereon or any Additional Amounts payable in respect thereof, or any premium payable upon the redemption thereof, or change any obligation of the Company to pay Additional Amounts pursuant to Section 1011 (except as contemplated by Section 801(1) and permitted by Section 901(1)), or reduce the amount of the principal of an Original Issue Discount Security that would be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 502 or the amount thereof provable in bankruptcy pursuant to Section 504, or adversely affect any right of repayment at the option of the Holder of any Security, or change any Place of Payment where, or the currency or currencies, currency unit or units or composite currency or currencies in which, any Security or any premium or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the Stated Maturity thereof, (or, in the case of redemption or repayment at the option of the Holder, on or after the Redemption Date or the Repayment Date, as the case may be), or

(2) reduce the percentage in principal amount of the Outstanding Securities of any series, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver with respect to such series (or compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences) provided for in this Indenture, or reduce the requirements of Section 1504 for quorum or voting, or

(3)   modify any of the provisions of this Section, Section 513 or
Section 1012, except to increase the required percentage to effect such action or to provide that certain other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Outstanding Security affected thereby.

It shall not be necessary for any Act of Holders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

A supplemental indenture which changes or eliminates any covenant or other provision of this Indenture which has expressly been included solely for the benefit of one or more particular series of Securities, or which modifies the rights of the Holders of Securities of such series with respect to such covenant or other provision, shall be deemed not to affect the rights under this Indenture of the Holders of Securities of any other series.

SECTION 903. Execution of Supplemental Indentures. In executing, or accepting the additional trusts created by, any supplemental indenture permitted by this Article or the modification thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.

SECTION 904. Effect of Supplemental Indentures. Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder and of any coupon appertaining thereto shall be bound thereby.

SECTION 905. Conformity with Trust Indenture Act. Every supplemental indenture executed pursuant to this Article shall conform to the requirements of the Trust Indenture Act as then in effect.

SECTION 906. Reference in Securities to Supplemental Indentures. Securities of any series authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall, if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture.
If the Company shall so determine, new Securities of any series so modified as to conform, in the opinion of the Trustee and the Company, to any such supplemental indenture may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Securities of such series.

SECTION 907. Notice of Supplemental Indentures. Promptly after the execution by the Company and the Trustee of any supplemental indenture pursuant to the provisions of Section 902, the Company shall give notice thereof to the Holders of each Outstanding Security affected, in the manner provided for in Section 106, setting forth in general terms the substance of such supplemental indenture.

                             ARTICLE TEN

                              COVENANTS

SECTION 1001. Payment of Principal, Premium (if any), Make-Whole Amount (if any), Interest and Additional Amounts. The Company covenants and agrees for the benefit of the Holders of each series of Securities that it will duly and punctually pay the principal of (and premium or Make-Whole Amount, if any) and interest on and any Additional Amounts payable in respect of the Securities of that series in accordance with the terms of such series of Securities, any coupons appertaining thereto and this Indenture. Unless otherwise specified as contemplated by
Section 301 with respect to any series of Securities, any interest due on and any Additional Amounts payable in respect of Bearer Securities on or before Maturity, other than Additional Amounts, if any, payable as provided in Section 1011 in respect of principal of (or premium or Make-Whole Amount, if any, on) such a Security, shall be payable only upon presentation and surrender of the several coupons for such interest installments as are evidenced thereby as they severally mature. Unless otherwise specified with respect to Securities of any series pursuant to
Section 301, at the option of the Company, all payments of principal may be paid by check to the registered Holder of the Registered Security or other person entitled thereto against surrender of such Security.

SECTION 1002. Maintenance of Office or Agency. If Securities of a series are issuable only as Registered Securities, the Company shall maintain in each Place of Payment for any series of Securities an office or agency where Securities of that series may be presented or surrendered for payment or conversion, where Securities of that series may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Company in respect of the Securities of that series and this Indenture may be served. If Securities of a series are issuable as Bearer Securities, the Company will maintain: (A) in the Borough of Manhattan, The City of New York, an office or agency where any Registered Securities of that series may be presented or surrendered for payment or conversion, where any Registered Securities of that series may be surrendered for registration of transfer, where Securities of that series may be surrendered for exchange, where notices and demands to or upon the Company in respect of the Securities of that series and this Indenture may be served and where Bearer Securities of that series and related coupons may be presented or surrendered for payment or conversion in the circumstances described in the following paragraph (and not otherwise); (B) subject to any laws or regulations applicable thereto, in a Place of Payment for that series which is located outside the United States, an office or agency where Securities of that series and related coupons may be presented and surrendered for payment (including payment of any Additional Amounts payable on Securities of that series pursuant to Section 1011) or conversion; provided, however, that if the Securities of that series are listed on the Luxembourg Stock Exchange or any other stock exchange located outside the United States and such stock exchange shall so require, the Company will maintain a Paying Agent for the Securities of that series in Luxembourg or any other required city located outside the United States, as the case may be, so long as the Securities of that series are listed on such exchange; and (C) subject to any laws or regulations applicable thereto, in a Place of Payment for that series located outside the United States an office or agency where any Registered Securities of that series may be surrendered for registration of transfer, where Securities of that series may be surrendered for exchange and where notices and demands to or upon the Company in respect of the Securities of that series and this Indenture may be served. The Company will give prompt written notice to the Trustee of the location, and any change in the location, of each such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee, except that Bearer Securities of that series and the related coupons may be presented and surrendered for payment (including payment of any Additional Amounts payable on Bearer Securities of that series pursuant to Section 1011) or conversion at the offices specified in the Security, in London, England, and the Company hereby appoints the same as its agent to receive such respective presentations, surrenders, notices and demands, and the Company hereby appoint the Trustee its agent to receive all such presentations, surrenders, notices and demands.

Unless otherwise specified with respect to any Securities pursuant to
Section 301, no payment of principal, premium or interest on or Additional Amounts in respect of Bearer Securities shall be made at any office or agency of the Company in the United States or by check mailed to any address in the United States or by transfer to an account maintained with a bank located in the United States; provided, however, that, if the Securities of a series are payable in Dollars, payment of principal of and any premium and interest on any Bearer Security (including any Additional Amounts payable on Securities of such series pursuant to Section 1011) shall be made at the office of the Company's Paying Agent in the Borough of Manhattan, The City of New York, if (but only if) payment in Dollars of the full amount of such principal, premium or Make-Whole Amount, interest or Additional Amounts, as the case may be, at all offices or agencies outside the United States maintained for the purpose by the Company in accordance with this Indenture, is illegal or effectively precluded by exchange controls or other similar restrictions.

The Company may from time to time designate one or more other offices or agencies where the Securities of one or more series may be presented or surrendered for any or all of such purposes, and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in accordance with the requirements set forth above for Securities of any series for such purposes. The Company will give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency. Unless otherwise specified with respect to any Securities pursuant to Section 301 with respect to a series of Securities, the Company hereby designates as a Place of Payment for each series of Securities the office or agency of the Company in the Borough of Manhattan, The City of New York, and initially appoints the Trustee at its Corporate Trust Office as Paying Agent in such city and as its agent to receive all such presentations, surrenders, notices and demands.

Unless otherwise specified with respect to any Securities pursuant to
Section 301, if and so long as the Securities of any series (i) are denominated in a Foreign Currency or (ii) may be payable in a Foreign Currency, or so long as it is required under any other provision of the Indenture, then the Company will maintain with respect to each such series of Securities, or as so required, at least one exchange rate agent.

SECTION 1003. Money for Securities Payments to Be Held in Trust. If the Company shall at any time act as its own Paying Agent with respect to any series of any Securities and any related coupons, it will, on or before each due date of the principal of (and premium or Make-Whole Amount, if any), or interest on or Additional Amounts in respect of, any of the Securities of that series, segregate and hold in trust for the benefit of the Persons entitled thereto a sum in the currency or currencies, currency unit or units or composite currency or currencies in which the Securities of such series are payable (except as otherwise specified pursuant to Section 301 for the Securities of such series) sufficient to pay the principal (and premium or Make-Whole Amount, if any) or interest or Additional Amounts so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided, and will promptly notify the Trustee of its action or failure so to act.

Whenever the Company shall have one or more Paying Agents for any series of Securities and any related coupons, it will, on or before each due date of the principal of (and premium or Make-Whole Amount, if any), or interest on or Additional Amounts in respect of, any Securities of that series, deposit with a Paying Agent a sum (in the currency or currencies, currency unit or units or composite currency or currencies described in the preceding paragraph) sufficient to pay the principal (and premium or Make-Whole Amount, if any) or interest or Additional Amounts, so becoming due, such sum to be held in trust for the benefit of the Persons entitled to such principal, premium or interest or Additional Amounts and (unless such Paying Agent is the Trustee) the Company will promptly notify the Trustee of its action or failure so to act.

The Company will cause each Paying Agent other than the Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent will

(1) hold all sums held by it for the payment of principal of (and premium or Make-Whole Amount, if any) or interest on Securities in trust for the benefit of the Persons entitled thereto until such sums shall be paid to such Persons or otherwise disposed of as herein provided;

(2) give the Trustee notice of any default by the Company (or any other obligor upon the Securities) in the making of any such payment of principal (and premium or Make-Whole Amount, if any) or interest; and

(3) at any time during the continuance of any such default upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such Paying Agent.

The Company may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same terms as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such sums.

Except as otherwise provided in the Securities of any series, any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of the principal of (and premium or Make-Whole Amount, if any) or interest on, or any Additional Amounts in respect of, any Security of any series and remaining unclaimed for two years after such principal (and premium or Make-Whole Amount, if any), interest or Additional Amounts has become due and payable shall be paid to the Company upon Company Request or (if then held by the Company) shall be discharged from such trust; and the Holder of such Security shall thereafter, as an unsecured general creditor, look only to the Company for payment of such principal of (and premium or Make-Whole Amount, if any) or interest on, or any Additional Amounts in respect of, any Security, without interest thereon, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided, however, that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in an Authorized Newspaper, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such publication, any unclaimed balance of such money then remaining will be repaid to the Company.

SECTION 1004.  Intentionally Omitted.

SECTION 1005. EXISTENCE. SUBJECT TO ARTICLE EIGHT, THE COMPANY WILL DO OR CAUSE TO BE DONE ALL THINGS NECESSARY TO PRESERVE AND KEEP IN FULL FORCE AND EFFECT ITS EXISTENCE, RIGHTS (BY PARTNERSHIP AGREEMENT AND STATUTE) AND FRANCHISES; PROVIDED, HOWEVER, THAT THE COMPANY SHALL NOT BE REQUIRED TO PRESERVE ANY RIGHT OR FRANCHISE IF IT DETERMINES THAT THE PRESERVATION THEREOF IS NO LONGER DESIRABLE IN THE CONDUCT OF ITS BUSINESS AND THAT THE LOSS THEREOF IS NOT DISADVANTAGEOUS IN ANY MATERIAL RESPECT TO THE HOLDERS.

SECTION 1006. MAINTENANCE OF PROPERTIES. THE COMPANY WILL CAUSE ALL OF ITS MATERIAL PROPERTIES USED OR USEFUL IN THE CONDUCT OF ITS BUSINESS OR THE BUSINESS OF ANY SUBSIDIARY TO BE MAINTAINED AND KEPT IN GOOD CONDITION, REPAIR AND WORKING ORDER AND SUPPLIED WITH ALL NECESSARY EQUIPMENT AND WILL CAUSE TO BE MADE ALL NECESSARY REPAIRS, RENEWALS, REPLACEMENTS, BETTERMENTS AND IMPROVEMENTS THEREOF, ALL AS IN THE JUDGMENT OF THE COMPANY MAY BE NECESSARY SO THAT THE BUSINESS CARRIED ON IN CONNECTION THEREWITH MAY BE PROPERLY AND ADVANTAGEOUSLY CONDUCTED AT ALL TIMES; PROVIDED, HOWEVER, THAT THE COMPANY AND ITS SUBSIDIARIES SHALL NOT BE PREVENTED FROM SELLING OR OTHERWISE DISPOSING OF FOR VALUE ITS PROPERTIES IN THE ORDINARY COURSE OF ITS BUSINESS.

SECTION 1007. INSURANCE. THE COMPANY WILL, AND WILL CAUSE EACH OF ITS SUBSIDIARIES TO, KEEP ALL OF ITS INSURABLE PROPERTIES INSURED AGAINST LOSS OR DAMAGE AT LEAST EQUAL TO THEIR THEN FULL INSURABLE VALUE WITH INSURERS OF RECOGNIZED RESPONSIBILITY AND HAVING AN A.M. BEST POLICY HOLDER'S RATING OF NOT LESS THAN A-:V.

SECTION 1008. PAYMENT OF TAXES AND OTHER CLAIMS. THE COMPANY WILL PAY OR DISCHARGE OR CAUSE TO BE PAID OR DISCHARGED, BEFORE THE SAME SHALL BECOME DELINQUENT, (1) ALL TAXES, ASSESSMENTS AND GOVERNMENTAL CHARGES LEVIED OR IMPOSED UPON IT OR ANY SUBSIDIARY OR UPON THE INCOME, PROFITS OR PROPERTY OF THE COMPANY OR ANY SUBSIDIARY, AND (2) ALL LAWFUL CLAIMS FOR LABOR, MATERIALS AND SUPPLIES WHICH, IF UNPAID, MIGHT BY LAW BECOME A LIEN UPON THE PROPERTY OF THE COMPANY OR ANY SUBSIDIARY; PROVIDED, HOWEVER, THAT THE COMPANY SHALL NOT BE REQUIRED TO PAY OR DISCHARGE OR CAUSE TO BE PAID OR DISCHARGED ANY SUCH TAX, ASSESSMENT, CHARGE OR CLAIM WHOSE AMOUNT, APPLICABILITY OR VALIDITY IS BEING CONTESTED IN GOOD FAITH BY APPROPRIATE PROCEEDINGS OR FOR WHICH THE COMPANY HAS SET APART AND MAINTAINS AN ADEQUATE RESERVE.

SECTION 1009. Provision of Financial Information. The Company shall file with the Trustee, promptly after filing with the Commission, copies of the annual reports and of the information, documents and other reports (or copies of such portions of any of the foregoing as the Commission may by rules and regulations prescribe) which the Company is required to file with the Commission pursuant to Section 13 or 15(d) of the Exchange Act. The Company shall also comply with the other provisions of Section 314(a) of the TIA.

So long as any Securities remain outstanding, the Trust shall cause its annual reports to stockholders (containing audited financial statements), and any other financial reports furnished by it to stockholders to be mailed to the Holders at their addresses appearing in the Securities Register.

SECTION 1010. Statement as to Compliance. The Company will, in accordance with Section 314 of the TIA, deliver to the Trustee, within 120 days after the end of each fiscal year, a brief certificate from the principal executive officer, principal financial officer or principal accounting officer as to his or her knowledge of the Company's compliance with all conditions and covenants under this Indenture and, in the event of any noncompliance, specifying such noncompliance and the nature and status thereof. For purposes of this Section 1010, such compliance shall be determined without regard to any period of grace or requirement of notice under this Indenture.

SECTION 1011. Additional Amounts. If any Securities of a series provide for the payment of Additional Amounts, the Company will pay to the Holder of any Security of such series or any coupon appertaining thereto Additional Amounts as may be specified as contemplated by
Section 301. Whenever in this Indenture there is mentioned, in any context except in the case of Section 502(1), the payment of the principal of or any premium or interest on, or in respect of, any Security of any series or payment of any related coupon or the net proceeds received on the sale or exchange of any Security of any series, such mention shall be deemed to include mention of the payment of Additional Amounts provided by the terms of such series established pursuant to Section 301 to the extent that, in such context, Additional Amounts are, were or would be payable in respect thereof pursuant to such terms and express mention of the payment of Additional Amounts (if applicable) in any provisions hereof shall not be construed as excluding Additional Amounts in those provisions hereof where such express mention is not made.

Except as otherwise specified as contemplated by Section 301, if the Securities of a series provide for the payment of Additional Amounts, at least 10 days prior to the first Interest Payment Date with respect to that series of Securities (or if the Securities of that series will not bear interest prior to Maturity, the first day on which a payment of principal and any premium is made), and at least 10 days prior to each date of payment of principal and any premium or interest if there has been any change with respect to the matters set forth in the below-mentioned Officers' Certificate, the Company will furnish the Trustee and the Company's principal Paying Agent or Paying Agents, if other than the Trustee, with an Officers' Certificate instructing the Trustee and such Paying Agent or Paying Agents whether such payment of principal of and any premium or interest on the Securities of that series shall be made to Holders of Securities of that series or any related coupons who are not United States persons without withholding for or on account of any tax, assessment or other governmental charge described in the Securities of the series. If any such withholding shall be required, then such Officers' Certificate shall specify by country the amount, if any, required to be withheld on such payments to such Holders of Securities of that series or related coupons and the Company will pay to the Trustee or such Paying Agent the Additional Amounts required by the terms of such Securities. If the Trustee or any Paying Agent, as the case may be, shall not so receive the above-mentioned certificate, then the Trustee or such Paying Agent shall be entitled (i) to assume that no such withholding or deduction is required with respect to any payment of principal or interest with respect to any Securities of a series or related coupons until it shall have received a certificate advising otherwise and (ii) to make all payments of principal and interest with respect to the Securities of a series or related coupons without withholding or deductions until otherwise advised. The Company covenants to indemnify the Trustee and any Paying Agent for, and to hold them harmless against, any loss, liability or expense reasonably incurred without negligence or bad faith on their part arising out of or in connection with actions taken or omitted by any of them or in reliance on any Officers' Certificate furnished pursuant to this Section or in reliance on the Company's not furnishing such an Officers' Certificate.

SECTION 1012. Waiver of Certain Covenants. The Company may omit in any particular instance to comply with any term, provision or condition set forth in Sections 1005 to 1009, inclusive, if before or after the time for such compliance the Holders of at least a majority in principal amount of all outstanding Securities of such series, by Act of such Holders, either waive such compliance in such instance or generally waive compliance with such covenant or condition, but no such waiver shall extend to or affect such covenant or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Company and the duties of the Trustee in respect of any such term, provision or condition shall remain in full force and effect.

                             ARTICLE ELEVEN

                        REDEMPTION OF SECURITIES

SECTION 1101.  Applicability of Article; Redemption to Maintain REIT
Status.

(a) Securities of any series which are redeemable before their Stated Maturity shall be redeemable in accordance with their terms and (except as otherwise specified as contemplated by Section 301 for Securities of any series) in accordance with this Article.

(b) The Company shall redeem all or a portion of the Securities of any series as necessary to comply with any requirement for the Trust's continued qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

SECTION 1102. Election to Redeem; Notice to Trustee. The election of the Company to redeem any Securities shall be evidenced by or pursuant to a Board Resolution. In case of any redemption at the election of the Company of all or less than all of the Securities of any series, the Company shall, at least 45 days prior to the giving of the notice of redemption in Section 1104 (unless a shorter notice shall be satisfactory to the Trustee), notify the Trustee of such Redemption Date and of the principal amount of Securities of such series to be redeemed. In the case of any redemption of Securities prior to the expiration of any restriction on such redemption provided in the terms of such Securities or elsewhere in this Indenture, the Company shall furnish the Trustee with an Officers' Certificate evidencing compliance with such restriction.

SECTION 1103. Selection by Trustee of Securities to Be Redeemed. If less than all the Securities of any series issued on the same day with the same terms are to be redeemed, the particular Securities to be redeemed shall be selected not more than 60 days prior to the Redemption Date by the Trustee, from the Outstanding Securities of such series issued on such date with the same terms not previously called for redemption, by such method as the Trustee shall deem fair and appropriate and which may provide for the selection for redemption of portions (equal to the minimum authorized denomination for Securities of that series or any integral multiple thereof) of the principal amount of Securities of such series of a denomination larger than the minimum authorized denomination for Securities of that series.

The Trustee shall promptly notify the Company and the Security Registrar (if other than itself) in writing of the Securities selected for redemption and, in the case of any Securities selected for partial redemption, the principal amount thereof to be redeemed.

For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Security redeemed or to be redeemed only in part, to the portion of the principal amount of such Security which has been or is to be redeemed.

SECTION 1104. Notice of Redemption. Notice of redemption shall be given in the manner provided in Section 106, not less than 30 days nor more than 60 days prior to the Redemption Date, unless a shorter period is specified by the terms of such series established pursuant to Section 301, to each Holder of Securities to be redeemed, but failure to give such notice in the manner herein provided to the Holder of any Security designated for redemption as a whole or in part, or any defect in the notice to any such Holder, shall not affect the validity of the proceedings for the redemption of any other such Security or portion thereof.

Any notice that is mailed to the Holders of Registered Securities in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the Holder receives the notice.

All notices of redemption shall state:

(1)   the Redemption Date,

(2) the Redemption Price, accrued interest to the Redemption Date payable as provided in Section 1106, if any, and Additional Amounts, if any,

(3) if less than all Outstanding Securities of any series are to be redeemed, the identification (and, in the case of partial redemption, the principal amount) of the particular Security or Securities to be redeemed,

(4) in case any Security is to be redeemed in part only, the notice which relates to such Security shall state that on and after the Redemption Date, upon surrender of such Security, the holder will receive, without a charge, a new Security or Securities of authorized denominations for the principal amount thereof remaining unredeemed,

(5) that on the Redemption Date the Redemption Price and accrued interest to the Redemption Date payable as provided in Section 1106, if any, will become due and payable upon each such Security, or the portion thereof, to be redeemed and, if applicable, that interest thereon shall cease to accrue on and after said date unless the Company shall default in the payment of the Redemption Price and any accrued interest thereon,

(6) the Place or Places of Payment where such Securities, together in the case of Bearer Securities with all coupons appertaining thereto, if any, maturing after the Redemption Date, are to be surrendered for payment of the Redemption Price and accrued interest, if any, or for conversion,

(7)   that the redemption is for a sinking fund, if such is the case,

(8) that, unless otherwise specified in such notice, Bearer Securities of any series, if any, surrendered for redemption must be accompanied by all coupons maturing subsequent to the date fixed for redemption or the amount of any such missing coupon or coupons will be deducted from the Redemption Price, unless security or indemnity satisfactory to the Company and the Trustee for such series and any Paying Agent is furnished,

(9) if Bearer Securities of any series are to be redeemed and any Registered Securities of such series are not to be redeemed, and if such Bearer Securities may be exchanged for Registered Securities not subject to redemption on this Redemption Date pursuant to Section 305 or otherwise, the last date, as determined by the Company, on which such exchanges may be made,

(10)   the CUSIP number of such Security, if any, and

(11) if applicable, that a Holder of Securities who desires to convert Securities for redemption must satisfy the requirements for conversion contained in such Securities, the then existing conversion price or rate, and the date and time when the option to convert shall expire.

Notice of redemption of Securities to be redeemed shall be given by the Company or, at the Company's request, by the Trustee in the name and at the expense of the Company.

SECTION 1105. Deposit of Redemption Price. At least one Business Day prior to any Redemption Date, the Company shall deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 1003) an amount of money in the currency or currencies, currency unit or units or composite currency or currencies in which the Securities of such series are payable (except as otherwise specified pursuant to Section 301 for the Securities of such series) sufficient to pay on the Redemption Date the Redemption Price of, and (except if the Redemption Date shall be an Interest Payment Date) accrued interest on, all the Securities or portions thereof which are to be redeemed on that date.

SECTION 1106. Securities Payable on Redemption Date. Notice of redemption having been given as aforesaid, the Securities so to be redeemed shall, on the Redemption Date, become due and payable at the Redemption Price therein specified in the currency or currencies, currency unit or units or composite currency or currencies in which the Securities of such series are payable (except as otherwise specified pursuant to Section 301 for the Securities of such series) (together with accrued interest, if any, to the Redemption Date), and from and after such date (unless the Company shall default in the payment of the Redemption Price and accrued interest) such Securities shall, if the same were interest-bearing, cease to bear interest and the coupons for such interest appertaining to any Bearer Securities so to be redeemed, except to the extent provided below, shall be void. Upon surrender of any such Security for redemption in accordance with said notice, together with all coupons, if any, appertaining thereto maturing after the Redemption Date, such Security shall be paid by the Company at the Redemption Price, together with accrued interest, if any, to the Redemption Date; provided, however, that installments of interest on Bearer Securities whose Stated Maturity is on or prior to the Redemption Date shall be payable only at an office or agency located outside the United States (except as otherwise provided in Section 1002) and, unless otherwise specified as contemplated by Section 301, only upon presentation and surrender of coupons for such interest; and provided further that, except as otherwise provided with respect to Securities convertible into Common Shares or Preferred Shares, installments of interest on Registered Securities whose Stated Maturity is on or prior to the Redemption Date shall be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such at the close of business on the relevant Regular Record Dates according to their terms and the provisions of Section 307.

If any Bearer Security surrendered for redemption shall not be accompanied by all appurtenant coupons maturing after the Redemption Date, such Security may be paid after deducting from the Redemption Price an amount equal to the face amount of all such missing coupons, or the surrender of such missing coupon or coupons may be waived by the Company and the Trustee if there be furnished to them such security or indemnity as they may require to save each of them and any Paying Agent harmless. If thereafter the Holder of such Security shall surrender to the Trustee or any Paying Agent any such missing coupon in respect of which a deduction shall have been made from the Redemption Price, such Holder shall be entitled to receive the amount so deducted; provided, however, that interest represented by coupons shall be payable only at an office or agency located outside the United States (except as otherwise provided in Section 1002) and, unless otherwise specified as contemplated by Section 301, only upon presentation and surrender of those coupons.

If any Security called for redemption by the Company shall not be so paid upon surrender thereof for redemption by reason of a failure to comply with Section 1105, the principal (and premium or Make-Whole Amount, if any) shall, until paid, bear interest from the Redemption Date at the rate borne by the Security.

SECTION 1107. Securities Redeemed in Part. Any Registered Security which is to be redeemed only in part (pursuant to the provisions of this Article) shall be surrendered at a Place of Payment therefor (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing) and the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such Security without service charge a new Security or Securities of the same series, of any authorized denomination as requested by such Holder in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Security so surrendered.

                             ARTICLE TWELVE

                             SINKING FUNDS

SECTION 1201. Applicability of Article. The provisions of this Article shall be applicable to any sinking fund for the retirement of Securities of a series except as otherwise specified as contemplated by Section 301 for Securities of such series.

The minimum amount of any sinking fund payment provided for by the terms of Securities of any series is herein referred to as a "mandatory sinking fund payment", and any payment in excess of such minimum amount provided for by the terms of such Securities of any series is herein referred to as an "optional sinking fund payment". If provided for by the terms of any Securities of any series, the cash amount of any mandatory sinking fund payment may be subject to reduction as provided in Section 1202. Each sinking fund payment shall be applied to the redemption of Securities of any series as provided for by the terms of Securities of such series.

SECTION 1202. Satisfaction of Sinking Fund Payments with Securities. The Company may, in satisfaction of all or any part of any mandatory sinking fund payment with respect to the Securities of a series, (1) deliver Outstanding Securities of such series (other than any previously called for redemption) together in the case of any Bearer Securities of such series with all unmatured coupons appertaining thereto and (2) apply as a credit Securities of such series which have been redeemed whether at the election of the Company pursuant to the terms of such Securities or through the application of permitted optional sinking fund payments pursuant to the terms of such Securities, as provided for by the terms of such Securities, or which have otherwise been acquired by the Company; provided that such Securities so delivered or applied as a credit have not been previously so credited. Such Securities shall be received and credited for such purpose by the Trustee at the applicable Redemption Price specified in such Securities for redemption through operation of the sinking fund and the amount of such mandatory sinking fund payment shall be reduced accordingly.

SECTION 1203. Redemption of Securities for Sinking Fund. Not less than 60 days prior to each sinking fund payment date for Securities of any series, the Company will deliver to the Trustee an Officers' Certificate specifying the amount of the next ensuing mandatory sinking fund payment for the series pursuant to the terms of that series, the portion thereof, if any, which is to be satisfied by payment of such in the currency or currencies, currency unit or units or composite currency or currencies in which the Securities of such series are payable (except as otherwise specified pursuant to Section 301 for the securities of such series) and the portion thereof, if any, which is to be satisfied by delivering and crediting Securities of that series pursuant to Section 1202, and the optional amount, if any, to be added in cash to the next ensuing mandatory sinking fund payment, and will also deliver to the Trustee any Securities to be so delivered and credited. If such Officers' Certificate shall specify an optional amount to be added in cash to the next ensuing mandatory sinking fund payment, the Company shall thereupon be obligated to pay the amount therein specified. Not less than 30 days before each such sinking fund payment date the Trustee shall select the Securities to be redeemed upon such sinking fund payment date in the manner specified in Section 1103 and cause notice of the redemption thereof to be given in the name of an at the expense of the Company in the manner provided in Section 1104. Such notice having been duly given, the redemption of such Securities shall be made upon the terms and in the manner stated in Sections 1106 and 1107.

                             ARTICLE THIRTEEN

                    REPAYMENT AT THE OPTION OF HOLDERS

SECTION 1301. Applicability of Article. Repayment of Securities of any series before their Stated Maturity at the option of Holders thereof shall be made in accordance with the terms of such Securities, if any, and (except as otherwise specified by the terms of such series established pursuant to Section 301) in accordance with this Article.

SECTION 1302. Repayment of Securities. Securities of any series subject to repayment in whole or in part at the option of the Holders thereof will, unless otherwise provided in the terms of such Securities, be repaid at a price equal to the principal amount thereof, together with interest, if any, thereon accrued to the Repayment Date specified in or pursuant to the terms of such Securities. The Company covenants that at least one Business Day prior to the Repayment Date it will deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 1003) an amount of money in the currency or currencies, currency unit or units or composite currency or currencies in which the Securities of such series are payable (except as otherwise specified pursuant to Section 301 for the Securities of such series) sufficient to pay the principal (or, if so provided by the terms of the Securities of any series, a percentage of the principal) of, and (except if the Repayment Date shall be an Interest Payment Date) accrued interest on, all the Securities or portions thereof, as the case may be, to be repaid on such date.

SECTION 1303. Exercise of Option. Securities of any series subject to repayment at the option of the Holders thereof will contain an "Option to Elect Repayment" form on the reverse of such Securities. In order for any Security to be repaid at the option of the Holder, the Trustee must receive at the Place of Payment therefor specified in the terms of such Security (or at such other place or places of which the Company shall from time to time notify the Holders of such Securities) not earlier than 60 days nor later than 30 days prior to the Repayment Date
(1) the Security so providing for such repayment together with the "Option to Elect Repayment" form on the reverse thereof duly completed by the Holder (or by the Holder's attorney duly authorized in writing) or (2) a telegram, telex, facsimile transmission or a letter from a member of a national securities exchange, or the National Association of Securities Dealers, Inc. ("NASD"), or a commercial bank or trust company in the United States setting forth the name of the Holder of the Security, the principal amount of the Security, the principal amount of the Security to be repaid, the CUSIP number, if any, or a description of the tenor and terms of the Security, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Security to be repaid, together with the duly completed form entitled "Option to Elect Repayment" on the reverse of the Security, will be received by the Trustee not later than the fifth Business Day after the date of such telegram, telex, facsimile transmission or letter; provided, however, that such telegram, telex, facsimile transmission or letter shall only be effective if such Security and form duly completed are received by the Trustee by such fifth Business Day. If less than the entire principal amount of such Security is to be repaid in accordance with the terms of such Security, the principal amount of such Security to be repaid, in increments of the minimum denomination for Securities of such series, and the denomination or denominations of the Security or Securities to be issued to the Holder for the portion of the principal amount of such Security surrendered that is not to be repaid, must be specified. The principal amount of any Security providing for repayment at the option of the Holder thereof may not be repaid in part if, following such repayment, the unpaid principal amount of such Security would be less than the minimum authorized denomination of Securities of the series of which such Security to be repaid is a part. Except as otherwise may be provided by the terms of any Security providing for repayment at the option of the Holder thereof, exercise of the repayment option by the Holder shall be irrevocable unless waived by the Company.

SECTION 1304. When Securities Presented for Repayment Become Due and Payable. If Securities of any series that provide for repayment at the option of the Holders thereof shall have been surrendered as provided in this Article and as provided by or pursuant to the terms of such Securities, such Securities or the portion thereof, as the case may be, to be repaid shall become due and payable and shall be paid by the Company on the Repayment Date therein specified, and on and after such Repayment Date (unless the Company shall default in the payment of such Securities on such Repayment Date) such Securities shall, if the same were interest-bearing, cease to bear interest and the coupons for such interest appertaining to any Bearer Securities so to be repaid, except to the extent provided below, shall be void. Upon surrender of any such Security for repayment in accordance with such provisions, together with coupons, if any, appertaining thereto maturing after the Repayment Date, the principal amount of such Security so to be repaid shall be paid by the Company, together with accrued interest, if any, on the Repayment Date; provided, however, that coupons whose Stated Maturity is on or prior to the Repayment Date shall be payable at an office or agency located outside the United States (except as otherwise provided in Section 1002) and, unless otherwise specified pursuant to Section 301, only upon presentation and surrender of such coupons; and provided further that, in the case of Registered Securities, installments of interest, if any, whose Stated Maturity is on or prior to the Repayment Date shall be payable (but with interest thereon, unless the Company shall default in the payment thereof) to the Holders of such Securities, or one or more Predecessor Securities, registered as such at the close of business on the relevant Regular Record Dates according to their terms and the provisions of Section 307.

If any Bearer Security surrendered for repayment shall not be accompanied by all appurtenant coupons maturing after the Repayment Date, such Security may be paid after deducting from the amount payable therefor as provided in Section 1302 an amount equal to the face amount of all such missing coupons, or the surrender of such missing coupon or coupons may be waived by the Company and the Trustee if there be furnished to it such security or indemnity as they may require to save it and any Paying Agent harmless. If thereafter the Holder of such Security shall surrender to the Trustee or any Paying Agent any such missing coupon in respect of which a deduction shall have been made as provided in the preceding sentence, such Holder shall be entitled to receive the amount so deducted; provided, however, that interest represented by coupons shall be payable only at an office or agency located outside the United States (except as otherwise provided in Section 1002) and, unless otherwise specified as contemplated by Section 301, only upon presentation and surrender of those coupons.

If the principal amount of any Security surrendered for repayment shall not be so repaid upon surrender thereof by reason of a failure by the Company to comply with this Section 1304, such principal amount (together with interest, if any, thereon accrued to such Repayment Date) shall, until paid, bear interest from the Repayment Date at the rate of interest or Yield to Maturity (in the case of Original Issue Discount Securities) set forth in such Security.

SECTION 1305. Securities Repaid in Part. Upon surrender of any Registered Security which is to be repaid in part only, the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such Security, without service charge and at the expense of the Company, a new Registered Security or Securities of the same series, of any authorized denomination specified by the Holder, in an aggregate principal amount equal to and in exchange for the portion of the principal of such Security so surrendered which is not to be repaid.

                             ARTICLE FOURTEEN

                    DEFEASANCE AND COVENANT DEFEASANCE

SECTION 1401. Applicability of Article; Company's Option to Effect Defeasance or Covenant Defeasance. If, pursuant to Section 301, provision is made for either or both of (a) defeasance of the Securities of or within a series under Section 1402 or (b) covenant defeasance of the Securities of or within a series under Section 1403, then the provisions of such Section or Sections, as the case may be, together with the other provisions of this Article (with such modifications thereto as may be specified pursuant to Section 301 with respect to any Securities), shall be applicable to such Securities and any coupons appertaining thereto, and the Company may at its option by Board Resolution, at any time, with respect to such Securities and any coupons appertaining thereto, elect to have Section 1402 (if applicable) or
Section 1403 (if applicable) be applied to such Outstanding Securities and any coupons appertaining thereto upon compliance with the conditions set forth below in this Article.

SECTION 1402. Defeasance and Discharge. Upon the Company's exercise of the above option applicable to this Section with respect to any Securities of or within a series, the Company shall be deemed to have been discharged from its obligations with respect to such Outstanding Securities and any coupons appertaining thereto on the date the conditions set forth in Section 1404 are satisfied (hereinafter, "defeasance"). For this purpose, such defeasance means that the Company shall be deemed to have paid and discharged the entire indebtedness represented by such Outstanding Securities and any coupons appertaining thereto, which shall thereafter be deemed to be "Outstanding" only for the purposes of Section 1405 and the other Sections of this Indenture referred to in clauses (A) and (B) below, and to have satisfied all of its other obligations under such Securities and any coupons appertaining thereto and this Indenture insofar as such Securities and any coupons appertaining thereto are concerned (and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging the same), except for the following which shall survive until otherwise terminated or discharged hereunder: (A) the rights of Holders of such Outstanding Securities and any coupons appertaining thereto to receive, solely from the trust fund described in Section 1404 and as more fully set forth in such Section, payments in respect of the principal of (and premium or Make-Whole Amount, if any) and interest, if any, on such Securities and any coupons appertaining thereto when such payments are due, (B) the Company's obligations with respect to such Securities under Sections 305, 306, 1002 and 1003 and with respect to the payment of Additional Amounts, if any, on such Securities as contemplated by Section 1011, (C) the rights, powers, trusts, duties and immunities of the Trustee hereunder and (D) this Article. Subject to compliance with this Article Fourteen, the Company may exercise its option under this Section notwithstanding the prior exercise of its option under Section 1403 with respect to such Securities and any coupons appertaining thereto.
SECTION 1403. Covenant Defeasance. Upon the Company's exercise of the above option applicable to this Section with respect to any Securities of or within a series, the Company shall be released from its obligations under Sections 1005 to 1009, inclusive and, if specified pursuant to Section 301, its obligations under any other covenant, with respect to such Outstanding Securities and coupons appertaining thereto on and after the date the conditions set forth in Section 1404 are satisfied (hereinafter, "covenant defeasance"), and such Securities and any coupons appertaining thereto shall thereafter be deemed to be not "Outstanding" for the purposes of any direction, waiver, consent or declaration or Act of Holders (and the consequences of any thereof) in connection with Sections 1005 to 1009, inclusive, or such other covenant, but shall continue to be deemed "Outstanding" for all other purposes hereunder. For this purpose, such covenant defeasance means that, with respect to such Outstanding Securities and any coupons appertaining thereto, the Company may omit to comply with and shall have no liability in respect of any term, condition or limitation set forth in any such Section or such other covenant, whether directly or indirectly, by reason of any reference elsewhere herein to any such Section or such other covenant or by reason of reference in any Section or such other covenant to any other provision herein or in any other document and such omission to comply shall not constitute a default or an Event of Default under Section 501(4) or 501(8) or otherwise, as the case may be, but, except as specified above, the remainder of this Indenture and such Securities and any coupons appertaining thereto shall be unaffected thereby.

SECTION 1404. Conditions to Defeasance or Covenant Defeasance. The following shall be the conditions to application of Section 1402 or
Section 1403 to any Outstanding Securities of or within a series and any coupons appertaining thereto:

(a) The Company shall irrevocably have deposited or caused to be deposited with the Trustee (or another trustee satisfying the requirements of Section 607 who shall agree to comply with the provisions of this Article Fourteen applicable to it) as trust funds in trust for the purpose of making the following payments, specifically pledged as security for, and dedicated solely to, the benefit of the Holders of such Securities and any coupons appertaining thereto, (1) an amount in such currency, currencies or currency unit in which such Securities and any coupons appertaining thereto are then specified as payable at Stated Maturity, or (2) Government Obligations applicable to such Securities and coupons appertaining thereto (determined on the basis of the currency, currencies or currency unit in which such Securities and coupons appertaining thereto are then specified as payable at Stated Maturity) which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide, not later than one day before the due date of any payment of principal of (and premium or Make-Whole Amount, if any) and interest, if any, on such Securities and any coupons appertaining thereto, money in an amount, or (3) a combination thereof, in any case, in an amount, sufficient, without consideration of any reinvestment of such principal and interest, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered the Trustee, to pay and discharge, and which shall be applied by the Trustee (or other qualifying trustee) to pay and discharge, the principal of (and premium or Make-Whole Amount, if any) and interest, if any, on such Outstanding Securities and any coupons appertaining thereto on the Stated Maturity of such principal or installment of principal or interest or analogous payments applicable to such Outstanding Securities and any coupons appertaining thereto on the day on which such payments are due and payable in accordance with the terms of this Indenture and of such Securities and any coupons appertaining thereto.

(b) Such defeasance or covenant defeasance shall not result in a breach or violation of, or constitute a default under, this Indenture or any other material agreement or instrument to which the Company is a party or by which it is bound.

(c) No Event of Default or event which with notice or lapse of time or both would become an Event of Default with respect to such Securities and any coupons appertaining thereto shall have occurred and be continuing on the date of such deposit or, insofar as Sections 501(6) and 501(7) are concerned, at any time during the period ending on the 91st day after the date of such deposit (it being understood that this condition shall not be deemed satisfied until the expiration of such period).

(d) In the case of an election under Section 1402, the Company shall have delivered to the Trustee an Opinion of Counsel stating that (i) the Company has received from, or there has been published by, the Internal Revenue Service a ruling, or (ii) since the date of execution of this Indenture, there has been a change in the applicable Federal income tax law, in either case to the effect that, and based thereon such opinion shall confirm that, the Holders of such Outstanding Securities and any coupons appertaining thereto will not recognize income, gain or loss for Federal income tax purposes as a result of such defeasance and will be subject to Federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such defeasance had not occurred.

(e) In the case of an election under Section 1403, the Company shall have delivered to the Trustee an Opinion of Counsel to the effect that the Holders of such Outstanding Securities and any coupons appertaining thereto will not recognize income, gain or loss for Federal income tax purposes as a result of such covenant defeasance and will be subject to Federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such covenant defeasance had not occurred.

(f) The Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent to the defeasance under Section 1402 or the covenant defeasance under Section 1403 (as the case may be) have been complied with and an Opinion of Counsel to the effect that either (i) as a result of a deposit pursuant to subsection (a) above and the related exercise of the Company's option under Section 1402 or Section 1403 (as the case may be), registration is not required under the Investment Company Act of 1940, as amended, by the Company with respect to the trust funds representing such deposit or by the Trustee for such trust funds or (ii) all necessary registrations under said Act have been effected.

(g) Notwithstanding any other provisions of this Section, such defeasance or covenant defeasance shall be effected in compliance with any additional or substitute terms, conditions or limitations which may be imposed on the Company in connection therewith pursuant to Section 301.

SECTION 1405. Deposited Money and Government Obligations to Be Held in Trust; Other Miscellaneous Provisions. Subject to the provisions of the last paragraph of Section 1003, all money and Government Obligations (or other property as may be provided pursuant to Section 301) (including the proceeds thereof) deposited with the Trustee (or other qualifying trustee, collectively for purposes of this Section 1405, the "Trustee") pursuant to Section 1404 in respect of any Outstanding Securities of any series and any coupons appertaining thereto shall be held in trust and applied by the Trustee, in accordance with the provisions of such Securities and any coupons appertaining thereto and this Indenture, to the payment, either directly or through any Paying Agent as the Trustee may determine, to the Holders of such Securities and any coupons appertaining thereto of all sums due and to become due thereon in respect of principal (and premium or Make-Whole Amount, if any) and interest and Additional Amounts, if any, but such money need not be segregated from other funds except to the extent required by law.

Unless otherwise specified with respect to any Security pursuant to
Section 301, if, after a deposit referred to in Section 1404(a) has been made, (a) the Holder of a Security in respect of which such deposit was made is entitled to, and does, elect pursuant to Section 301 or the terms of such Security to receive payment in a currency or currency unit other than that in which the deposit pursuant to Section 1404(a) has been made in respect of such Security, or (b) a Conversion Event occurs in respect of the currency or currency unit in which the deposit pursuant to Section 1404(a) has been made, the indebtedness represented by such Security and any coupons appertaining thereto shall be deemed to have been, and will be, fully discharged and satisfied through the payment of the principal of (and premium or Make-Whole Amount, if any), and interest, if any, on such Security as the same becomes due out of the proceeds yielded by converting (from time to time as specified below in the case of any such election) the amount or other property deposited in respect of such Security into the currency or currency unit in which such Security becomes payable as a result of such election or Conversion Event based on the applicable market exchange rate for such currency or currency unit in effect on the second Business Day prior to each payment date, except, with respect to a Conversion Event, for such currency or currency unit in effect (as nearly as feasible) at the time of the Conversion Event.

The Company shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the Government Obligations deposited pursuant to Section 1404 or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the Holders of such Outstanding Securities and any coupons appertaining thereto.

Anything in this Article to the contrary notwithstanding, subject to
Section 606, the Trustee shall deliver or pay to the Company from time to time upon Company Request any money or Government Obligations (or other property and any proceeds therefrom) held by it as provided in
Section 1404 which, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, are in excess of the amount thereof which would then be required to be deposited to effect a defeasance or covenant defeasance, as applicable, in accordance with this Article.

                             ARTICLE FIFTEEN

                   MEETINGS OF HOLDERS OF SECURITIES

SECTION 1501. Purposes for Which Meetings May Be Called. A meeting of Holders of Securities of any series may be called at any time and from time to time pursuant to this Article to make, give or take any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be made, given or taken by Holders of Securities of such series.

SECTION 1502.  Call, Notice and Place of Meetings.

(a) The Trustee may at any time call a meeting of Holders of Securities of any series for any purpose specified in Section 1501, to be held at such time and at such place in the Borough of Manhattan, The City of New York, or in London as the Trustee shall determine. Notice of every meeting of Holders of Securities of any series, setting forth the time and the place of such meeting and in general terms the action proposed to be taken at such meeting, shall be given, in the manner provided in Section 106, not less than 21 nor more than 180 days prior to the date fixed for the meeting.

(b) In case at any time the Company pursuant to a Board Resolution, or the Holders of at least 10% in principal amount of the Outstanding Securities of any series, shall have requested the Trustee to call a meeting of the Holders of Securities of such series for any purpose specified in Section 1501, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have made the first publication of the notice of such meeting within 21 days after receipt of such request or shall not thereafter proceed to cause the meeting to be held as provided herein, then the Company or the Holders of Securities of such series in the amount above specified, as the case may be, may determine the time and the place in the Borough of Manhattan, The City of New York, or in London for such meeting and may call such meeting for such purposes by giving notice thereof as provided in subsection (a) of this Section.

SECTION 1503. Persons Entitled to Vote at Meetings. To be entitled to vote at any meeting of Holders of Securities of any series, a Person shall be (1) a Holder of one or more Outstanding Securities of such series, or (2) a Person appointed by an instrument in writing as proxy for a Holder or Holders of one or more outstanding Securities of such series by such Holder or Holders. The only Persons who shall be entitled to be present or to speak at any meeting of Holders of Securities of any series shall be the Persons entitled to vote at such meeting and their counsel, any representatives of the Trustee and its counsel and any representatives of the Company and its counsel.

SECTION 1504. Quorum; Action. The Persons entitled to vote a majority in principal amount of the Outstanding Securities of a series shall constitute a quorum for a meeting of Holders of Securities of such series; provided, however, that if any action is to be taken at such meeting with respect to a consent or waiver which this Indenture expressly provides may be given by the Holders of not less than a specified percentage in principal amount of the Outstanding Securities of a series, the Persons entitled to vote such specified percentage in principal amount of the Outstanding Securities of such series shall constitute a quorum. In the absence of a quorum within 30 minutes after the time appointed for any such meeting, the meeting shall, if convened at the request of Holders of Securities of such series, be dissolved.
In any other case the meeting may be adjourned for a period of not less than 10 days as determined by the chairman of the meeting prior to the adjournment of such meeting. In the absence of a quorum at any such adjourned meeting, such adjourned meeting may be further adjourned for a period of not less than 10 days as determined by the chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting shall be given as provided in
Section 1502(a), except that such notice need be given only once not less than five days prior to the date on which the meeting is scheduled to be reconvened. Notice of the reconvening of any adjourned meeting shall state expressly the percentage, as provided above, of the principal amount of the Outstanding Securities of such series which shall constitute a quorum.

Except as limited by the proviso to Section 902, any resolution presented to a meeting or adjourned meeting duly reconvened at which a quorum is present as aforesaid may be adopted by the affirmative vote of the Holders of a majority in principal amount of the Outstanding Securities of that series; provided, however, that, except as limited by the proviso to Section 902, any resolution with respect to any request, demand, authorization, direction, notice, consent, waiver or other action which this Indenture expressly provides may be made, given or taken by the Holders of a specific percentage, which is less than a majority, in principal amount of the Outstanding Securities of a series may be adopted at a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid by the affirmative vote of the Holders of such specified percentage in principal amount of the Outstanding Securities of that series.

Any resolution passed or decision taken at any meeting of Holders of Securities of any series duly held in accordance with this Section shall be binding on all the Holders of Securities of such series and the related coupons, whether or not present or represented at the meeting.

Notwithstanding the foregoing provisions of this Section 1504, if any action is to be taken at a meeting of Holders of Securities of any series with respect to any request, demand, authorization, direction, notice, consent, waiver or other act that this Indenture expressly provides may be made, given or taken by the Holders of a specified percentage in principal amount of all Outstanding Securities affected thereby, or of the Holders of such series and one or more additional series:

   (i) there shall be no minimum quorum requirement for such meeting; and

   (ii) the principal amount of the Outstanding Securities of such series that vote in favor of such request, demand, authorization, direction, notice, consent, waiver or other action shall be taken into account in determining whether such request, demand, authorization, direction, notice, consent, waiver or other action has been made, given or taken under this Indenture.

SECTION 1505. Determination of Voting Rights; Conduct and Adjournment of Meetings.

(a) Notwithstanding any provisions of this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any meeting of Holders of Securities of a series in regard to proof of the holding of Securities of such series and of the appointment of proxies and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall deem appropriate. Except as otherwise permitted or required by any such regulations, the holding of Securities shall be proved in the manner specified in Section 104 and the appointment of any proxy shall be proved in the manner specified in Section 104 or by having the signature of the Person executing the proxy witnessed or guaranteed by any trust company, bank or banker authorized by Section 104 to certify to the holding of Bearer Securities. Such regulations may provide that written instruments appointing proxies, regular on their face, may be presumed valid and genuine without the proof specified in Section 104 or other proof.

(b) The Trustee shall, by an instrument in writing appoint a temporary chairman of the meeting, unless the meeting shall have been called by the Company or by Holders of Securities provided in Section 1502(b), in which case the Company or the Holders of Securities of the series calling the meeting, as the case may be, shall in like manner appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by vote of the Persons entitled to vote a majority in principal amount of the Outstanding Securities of such series represented at the meeting.

(c) At any meeting each Holder of a Security of such series or proxy shall be entitled to one vote for each $1,000 principal amount of the Outstanding Securities of such series held or represented by him; provided, however, that no vote shall be cast or counted at any meeting in respect of any Security challenged as not Outstanding and ruled by the chairman of the meeting to be not Outstanding. The chairman of the meeting shall have no right to vote, except as a Holder of a Security of such series or proxy.

(d) Any meeting of Holders of Securities of any series duly called pursuant to Section 1502 at which a quorum is present may be adjourned from time to time by Persons entitled to vote a majority in principal amount of the Outstanding Securities of such series represented at the meeting, and the meeting may be held as so adjourned without further notice.

SECTION 1506. Counting Votes and Recording Action of Meetings. The vote upon any resolution submitted to any meeting of Holders of Securities of any series shall be by written ballots on which shall be subscribed the signatures of the Holders of Securities of such series or of their representatives by proxy and the principal amounts and serial numbers of the Outstanding Securities of such series held or represented by them. The permanent chairman of the meeting shall appoint two inspectors of votes who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in duplicate of all votes cast at the meeting. A record, at least in duplicate, of the proceedings of each meeting of Holders of Securities of any Series shall be prepared by the secretary of the meeting and there shall be attached to said record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more persons having knowledge of the fact, setting forth a copy of the notice of the meeting and showing that said notice was given as provided in Section 1502 and, if applicable, Section 1504. Each copy shall be signed and verified by the affidavits of the permanent chairman and secretary of the meeting and one such copy shall be delivered to the Company and another to the Trustee to be preserved by the Trustee, the latter to have attached thereto the ballots voted at the meeting. Any record so signed and verified shall be conclusive evidence of the matters therein stated.

SECTION 1507. Evidence of Action Taken by Holders. Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by a specified percentage in principal amount of the Holders of any or all series may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such specified percentage of Holders in person or by agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee. Proof and execution of any instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Article Six) conclusive in favor of the Trustee and the Company, if made in the manner provided in this Article.

SECTION 1508. Proof of Execution of Instruments. Subject to Article Six, the execution of any instrument by a Holder or his agent or proxy may be proved in accordance with such reasonable rules and regulations as may be prescribed by the Trustee or in such manner as shall be satisfactory to the Trustee.

                      *      *     *     *     *

This Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Indenture.

 IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                          LIBERTY PROPERTY LIMITED PARTNERSHIP

                          By:   LIBERTY PROPERTY TRUST,
                          its sole general partner


                          By:
                                ------------------------------
                          Title:

                          ATTEST

                          By:
                                ------------------------------
                          Title:  Assistant Secretary


                          THE FIRST NATIONAL BANK OF CHICAGO, as Trustee


                          By:
                                ------------------------------
                          Title: Vice President

                          ATTEST

                          By:
                                ------------------------------
                          Title:  Trust Officer



   EXHIBIT A

   FORMS OF CERTIFICATION

   EXHIBIT A-1

   FORM OF CERTIFICATE TO BE GIVEN BY PERSON ENTITLED
   TO RECEIVE BEARER SECURITY OR TO OBTAIN INTEREST
   PAYABLE PRIOR TO THE EXCHANGE DATE

   CERTIFICATE

(Insert title or sufficient description of Securities to be delivered)

This is to certify that, as of the date hereof, and except as set forth below, the above-captioned Securities held by you for our account (i) are owned by person(s) that are not citizens or residents of the United States, domestic companies, domestic corporations or any estate or trust the income of which is subject to United States federal income taxation regardless of its source ("United States person(s)"), (ii) are owned by United States person(s) that are (a) foreign branches of United States financial institutions (financial institutions, as defined in United States Treasury Regulations Section 2.165-12(c)(1)(v) are herein referred to as "financial institutions") purchasing for their own account or for resale, or (b) United States person(s) who acquired the Securities through foreign branches of United States financial institutions and who hold the Securities through such United States financial institutions on the date hereof (and in either case (a) or (b), each such United States financial institution hereby agrees, on its own behalf or through its agent, that you may advise Liberty Property Limited Partnership or its agent that such financial institution will comply with the requirements of Section 165(j)(3)(A), (B) or (C) of the United States Internal Revenue Code of 1986, as amended, and the regulations thereunder), or (iii) are owned by United States or foreign financial institution(s) for purposes of resale during the restricted period (as defined in United States Treasury Regulations Section 1.163-5(c)(2)(i)(D)(7)), and, in addition, if the owner is a United States or foreign financial institution described in clause (iii) above (whether or not also described in clause (i) or (ii)), this is to further certify that such financial institution has not acquired the Securities for purposes of resale directly or indirectly to a United States person or to a person within the United States or its possessions.

As used herein, "United States" means the United States of America (including the States and the District of Columbia); and "possessions" include Puerto Rico, the U.S. Virgin Islands, Guam, American Samoa, Wake Island and the Northern Mariana Islands.

We undertake to advise you promptly by tested telex on or prior to the date on which you intend to submit your certification relating to the above-captioned Securities held by you for our account in accordance with your Operating Procedures if any applicable statement herein is not correct on such date, and in the absence of any such notification it may be assumed that this certification applies as of such date.

This certificate excepts and does not relate to U.S.$         of such
interest in the above-captioned Securities in respect of which we are not able to certify and as to which we understand an exchange for an interest in a Permanent Global Security or an exchange for and delivery of definitive Securities (or, if relevant, collection of any interest) cannot be made until we do so certify.

We understand that this certificate may be required in connection with certain tax legislation in the United States. If administrative or legal proceedings are commenced or threatened in connection with which this certificate is or would be relevant, we irrevocably authorize you to produce this certificate or a copy thereof to any interested party in such proceedings.

Dated:

(o be dated no earlier than the 15th day prior to (i) the Exchange Date or (ii) the relevant Interest
Payment Date occurring prior to the Exchange Date, as applicable)

(Name of Person Making Certification)


------------------------------
(Authorized Signatory)
Name:
Title:



    EXHIBIT A-2

   FORM OF CERTIFICATE TO BE GIVEN BY EUROCLEAR
   AND CEDEL S.A.  IN CONNECTION WITH THE EXCHANGE
   OF A PORTION OF A TEMPORARY GLOBAL SECURITY OR TO
   OBTAIN INTEREST PAYABLE PRIOR TO THE EXCHANGE DATE
   CERTIFICATE

(Insert title or sufficient description of Securities to be delivered)

This is to certify that, based solely on written certifications that we have received in writing, by tested telex or by electronic transmission from each of the persons appearing in our records as persons entitled to a portion of the principal amount set forth below (our "Member Organizations") substantially in the form attached hereto, as of the date hereof, (U.S. $) principal amount of the above-captioned Securities (i) is owned by person(s) that are not citizens or residents of the United States, domestic companies, domestic corporations or any estate or trust the income of which is subject to United States Federal income taxation regardless of its source ("United States person(s)"),
(ii) is owned by United States person(s) that are (a) foreign branches of United States financial institutions (financial institutions, as defined in U.S. Treasury Regulations Section 1.165-12(c)(1)(v) are herein referred to as "financial institutions") purchasing for their own account or for resale, or (b) United States person(s) who acquired the Securities through foreign branches of United States financial institutions and who hold the Securities through such United States financial institutions on the date hereof (and in either case (a) or (b), each such financial institution has agreed, on its own behalf or through its agent, that we may advise Liberty Property Limited Partnership or its agent that such financial institution will comply with the requirements of Section 165(j)(3)(A), (B) or (C) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder), or (iii) is owned by United States or foreign financial institution(s) for purposes of resale during the restricted period (as defined in United States Treasury Regulations Section 1.163-5(c)(2)(i)(D)(7)), and, to the further effect, that financial institutions described in clause (iii) above (whether or not also described in clause (i) or (ii)) have certified that they have not acquired the Securities for purposes of resale directly or indirectly to a United States person or to a person within the United States or its possessions.

As used herein, "United States" means the United States of America (including the States and the District of Columbia); and its "possessions" include Puerto Rico, the U.S. Virgin Islands, Guam, American Samoa, Wake Island and the Northern Mariana Islands.

We further certify that (i) we are not making available herewith for exchange (or, if relevant, collection of any interest) any portion of the temporary global Security representing the above captioned Securities excepted in the above-referenced certificates of Member Organizations and (ii) as of the date hereof we have not received any notification from any of our Member Organizations to the effect that the statements made by such Member Organizations with respect to any portion of the part submitted herewith for exchange (or, if relevant, collection of any interest) are no longer true and cannot be relied upon as of the date hereof.

We understand that this certification is required in connection with certain tax legislation in the United States. If administrative or legal proceedings are commenced or threatened in connection with which this certificate is or would be relevant, we irrevocably authorize you to produce this certificate or a copy thereof to any interested party in such proceedings.

Dated:

(To be dated no earlier than the Exchange Date or the relevant Interest Payment Date occurring prior to the Exchange Date, as applicable)

(Morgan Guaranty Trust Company of New York, Brussels Office,) as
Operator of the Euroclear System (Cedel S.A.)

By: ------------------------------



   Exhibit B

   OFFICERS' CERTIFICATE

We,                 , Chief Operating Officer, and
, Chief Financial Officer, respectively, of Liberty Property Trust, the General Partner (the "General Partner") of Liberty Property Limited Partnership (the "Company"), pursuant to Section 301 of the Indenture
dated as of             19      between the Company and The First
National Bank of Chicago, as Trustee (the "Indenture"), hereby certify that a series of Securities with the following terms has been established by a Board Resolution and has been denominated
Notes due (the "Notes"), and we further certify as follows with respect to the Notes (unless otherwise defined herein, capitalized terms shall have the meanings set forth in the Indenture):

1.   the title of the Notes shall be "            Notes due         ."
The Notes constitute a series of Securities as defined in the Indenture. (The Notes shall be issuable as Registered Securities in permanent global form only in denominations of $1,000 or any integral multiple thereof;)

2. the maximum aggregate principal amount of Notes that may be authenticated and delivered under the Indenture shall be $
(except for Notes authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of other Notes pursuant to
Section 304, 305, 306, 906, 1107 or 1305 of the  Indenture);

3.   the principal amount of the Notes shall be payable on          ,
subject to the provisions of the Indenture and the Notes;

4.   interest will accrue from              , 1997.  The Notes will bear
interest  at            % per annum, payable in the manner and on the
dates set forth  in the attached form of Notes;

5. the Corporate Trust Office of The First National Bank of Chicago is appointed the principal paying agent, transfer agent, and registrar for the Notes and for the purpose mentioned in Section 1002 of the Indenture. The Notes may be presented for payment at maturity or redemption at such Corporate Trust Office, or at any other agency as may be appointed by the Company from time to time in The City of New York;

6. (the provisions of Sections 1402 and 1403 of the Indenture with regard to defeasance and discharge and covenant defeasance, respectively, shall be applicable to the Notes without modification);

7. (the Notes may be redeemed at any time at the option of the Company, in such manner and upon the terms set forth in the attached form of Notes and the Indenture;)

8. (the Notes will be represented by one or more Global Notes as described under the caption "Description of the Notes--Book Entry
System" in the  Company's Prospectus Supplement dated               ,
1997 with respect to the offering of the Notes (the "Prospectus Supplement")(except that, in certain limited circumstances, the Company may issue Notes in definitive form to owners of beneficial interests in a Global Note, as described in the above-referenced section of the Prospectus Supplement);)

9. the Notes shall have such other terms and conditions as are set forth in the form of the Notes. The Notes shall be subject to the provisions of the Indenture; and

10. the attached form of the Notes is in the form approved pursuant to authority granted by the Board of Directors.

 This Certificate is delivered pursuant to the provisions of Sections 201, 301, and 303 of the Indenture. The undersigned hereby certify as follows:

(a) we have read each of the Sections of the Indenture referred to above;

(b) we have examined the Indenture, the form of Notes and such other documents, records, and instruments as we have deemed necessary for purposes of giving this certificate;

(c) to the best of our knowledge, no Event of Default with respect to the Notes has occurred and is continuing;

(d) in our opinion, we have made such examination and investigation as is necessary to enable us to express an informed opinion as to whether the conditions precedent to the issuance of the Notes have been complied with; and

(e) in our opinion, the conditions precedent to the issuance of the Notes have been complied with.

Dated:

Liberty Property Limited Partnership
by:  Liberty Property Trust


By: ------------------------------
Chief Operating Officer


By: ------------------------------
Chief Financial Officer

   (FORM OF NOTE)

UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC"), TO ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE, OR PAYMENT AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

UNLESS AND UNTIL THIS CERTIFICATE IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM, THIS CERTIFICATE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY DTC TO A NOMINEE THEREOF OR BY A NOMINEE THEREOF TO DTC OR ANOTHER NOMINEE OF DTC OR BY DTC OR ANY SUCH NOMINEE TO A
SUCCESSOR OF DTC OR A NOMINEE OF SUCH SUCCESSOR.

REGISTERED
REGISTERED

No.
Principal
Amount

CUSIP No.

$


                 LIBERTY PROPERTY LIMITED PARTNERSHIP

                              Notes due

Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Issuer," which term includes any successor under the Indenture hereinafter referred to), for value received, hereby promises to pay to Cede & Co. or registered assigns, upon presentation, the principal sum
of                         Dollars ($           )                   ,
and to pay interest thereon from              (or from the most recent
Interest Payment Date to which interest has been paid or duly provided
for), semi-annually in arrears on                and
of each year, commencing on                    , 199   , and at
Maturity, at a rate of interest of              % per annum, until
payment of said principal sum has been made or duly provided for. Any capitalized term not defined herein shall have the meaning assigned to it in that certain Indenture by and among the Issuer and The First National Bank of Chicago, a
, dated as of                   , 199   .

 The interest so payable and punctually paid or duly provided for on an Interest Payment Date and at Maturity will be paid to the Holder in whose name this Note (or one or more predecessor Notes) is registered at the close of business on the Regular Record Date for such payment, which will be 15 calendar days (regardless of whether such day is a Business
Day) next preceding such Interest Payment Date or Maturity, as the case may be. Any interest not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such Regular Record Date, and may either be paid to the Holder in whose name this Note (or one or more predecessor Notes) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Notes of this series not less than ten (10) days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange or which the Notes of this series may be listed, and upon such notice as may be required by such exchange, as more fully provided in the Indenture.

The principal and Make-Whole Amount, if any, of this Note payable at Maturity will be paid against presentation and surrender of this Note at the office or agency of the Issuer maintained for that purpose in The Borough of Manhattan, The City of New York. The Issuer hereby initially designates the Corporate Trust Office of the Trustee in The City of New York as the office to be maintained by it where Notes may be presented for payment, registration of transfer or exchange and where notices or demands to or upon the Issuer in respect of the Notes or the Indenture may be served.

Interest payable on this Note will be computed on the basis of a 360-day year consisting of twelve 30-day months. If any Interest Payment Date or Maturity would otherwise be a day that is not a Business Day, the required payment will be made on the next succeeding Business Day with the same force and effect as if it were paid on the date such payment was due, and no interest will accrue on the amount so payable for the period from and after such Interest Payment Date or Maturity, as the case may be.

(Notes of this series may be redeemed at any time at the option of the Issuer, in whole or in part, upon notice to the Holders of not more than 60 nor less than 30 days prior to the Redemption Date, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon to the Redemption Date and (ii) the Make-Whole Amount, if any, with respect to such Notes.)

Payments of principal, Make-Whole Amounts, if any, and interest in respect of this Note will be made by wire transfer of immediately available funds, in such coin or currency as at the time of payment is legal tender for the payment of public and private debts, so long as this Note is in global form as described in Section 203 of the Indenture. If this Note is not in global form, all such payments will be made by wire transfer of immediately available funds if the Holder hereof at the applicable record date shall have provided wire transfer instructions to the Trustee, received by the Trustee no later than fifteen (15) days prior to the applicable payment date, and otherwise payment shall be made in accordance with Section 307 of the Indenture. Such wire transfer instructions shall remain in effect until revoked in a writing received by the Trustee from the Holder hereof.

REFERENCE IS MADE TO THE FURTHER PROVISIONS OF THIS NOTE SET FORTH ON THE REVERSE HEREOF. SUCH FURTHER PROVISIONS SHALL FOR ALL PURPOSES HAVE THE SAME EFFECT AS THOUGH FULLY SET FORTH AT THIS PLACE.

This Note shall not be entitled to the benefits of the Indenture referred to on the reverse hereof or be valid or become obligatory for any purpose until the certificate of authentication hereon shall have been signed by the Trustee under such Indenture.

 IN WITNESS WHEREOF, the Issuer has caused this instrument to be signed manually or by facsimile by its duly authorized officers.

Dated:

LIBERTY PROPERTY LIMITED PARTNERSHIP, as
Issuer

By: LIBERTY PROPERTY TRUST, not individually but as General Partner

By:
    ------------------------------


By:
    ------------------------------



   TRUSTEE'S CERTIFICATE OF AUTHENTICATION

This is one of the Securities of the series designated herein referred to in the within-mentioned Indenture.


Dated:

THE FIRST NATIONAL BANK OF CHICAGO, as Trustee

By:
    ------------------------------
    Authorized Signatory



(FORM OF REVERSE OF NOTE)

                 LIBERTY PROPERTY LIMITED PARTNERSHIP

                          %,              Notes due

This security is one of a duly authorized issue of debentures, notes, bonds or other evidences of indebtedness of the Issuer (hereinafter called the "Securities") of the series hereinafter specified, all issued
or to be issued under an Indenture dated as of                     ,
1997 (the "Indenture"), between the Issuer and The First National Bank of Chicago, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture with respect to the series of Securities of which this Note is a part), to which Indenture and all indentures supplemental thereto reference is hereby made for a description of the respective rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Issuer and the Holders of the Securities, and of the terms upon which the Securities are, and are to be, authenticated and delivered. The Securities may be issued in one or more series, which different series may be issued in various aggregate principal amounts, may mature at different times, may bear interest (if any) at different rates, may be subject to different redemption provisions (if any), and may otherwise vary provided in the Indenture. This Security is one of a series designated on the first page hereof, limited in aggregate principal
amount to $              .

In case an Event of Default with respect to Securities of this series shall have occurred and be continuing, the principal of, and premium or Make-Whole Amount, if any, may be declared, and upon such declaration shall become, due and payable, in the manner, with the effect, and subject to the conditions provided in the Indenture.

As provided in and subject to the provisions of the Indenture, the Holder of this Security shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder, unless (i) such Holder shall have previously given written notice to the Trustee of a continuing Event of Default with respect to the Outstanding Securities of this series, (ii) the Holders of not less than 25% in principal amount of the Outstanding Securities of this series shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee, (iii) such Holder or Holders have offered reasonable indemnity to the Trustee against the costs, expenses and liabilities to be incurred in compliance with such request, (iv) the Trustee shall have failed to institute any such proceeding for 60 days after its receipt of such notice, request and offer of indemnity and (v) the Trustee shall not have received from the Holders of a majority in principal amount of Outstanding Securities of this series a direction inconsistent with such request.

The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Issuer and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Issuer and the Trustee with the consent of the Holders of not less than a majority in principal amount of the Securities of each series at the time Outstanding affected thereby. The Indenture also contains provisions permitting the Holders of at least a majority in principal amount of the Securities of such series Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Issuer with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holders of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange hereof or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Issuer, which is absolute and unconditional, to pay the principal of, premium or Make-Whole Amount, if any, and interest on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Security Register, upon surrender of this Security for registration of transfer at the office or agency of the Issuer in any Place of Payment where the principal of, premium or Make-Whole Amount, if any, on, and interest on this Security are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Issuer and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

The Securities of this series are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series of a different authorized denomination, as requested by the Holder surrendering the same.

No service charge shall be made for any registration of transfer or exchange of Securities of this series, but the Issuer may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith. (In no event shall the Issuer be required to pay any Additional Amounts as contemplated by the Indenture.)

Prior to due presentment of this Security for registration of transfer, the Issuer, the Trustee, and any authorized agent of the Issuer or the Trustee may treat the Person in whose name this Security is registered as the absolute owner of this Security (whether or not this Security shall be overdue and notwithstanding any notation of ownership or other writing hereon), for the purpose of receiving payment of, or on account of, the principal hereof and premium, if any, and subject to the provisions on the face hereof, interest hereon, and for all other purposes, and none of the Issuer, the Trustee or any authorized agent of the Issuer or the Trustee shall be affected by any notice to the contrary.

Notwithstanding anything contained herein or in the Indenture to the contrary, no recourse under or upon any obligation, covenant or agreement contained in the Indenture or in this Security, or because of any indebtedness evidenced thereby (including without limitation, any obligation or indebtedness relating to the principal of, or premium or Make-Whole Amount, if any, interest or any other amounts due, or claimed to be due, on this Security), or for any claim based thereon or otherwise in respect thereof, shall be had (i) against the Trust or any other partner in the Issuer, (ii) against any person which owns an interest, directly or indirectly, in any partner in the Issuer or (iii) against any promoter, as such, or against any past, present or future stockholder, partner, officer or director, as such, of the Issuer or of any successor, either directly or through the Issuer or any successor, under any rule of law, statute or constitutional provisions or by the enforcement of any assessment or by any legal or equitable proceeding or otherwise, all such liability being expressly waived and released by the acceptance of this Security by the Holder thereof and as part of the consideration for the issue of the Securities of this series. The Holder of this Security acknowledges by acceptance of this Security that its sole remedies under the Indenture for any Default by the Issuer in the payment of the principal of, or any premium or Make-Whole Amount, if any, interest or any amounts due, or claimed to be due, on this Security, or otherwise, are limited to claims against the property of the Issuer as provided in Sections 111 and 503 of the Indenture.

THE INDENTURE AND EACH SECURITY SHALL BE DEEMED TO BE A CONTRACT UNDER THE LAWS OF THE STATE OF NEW YORK, AND FOR ALL PURPOSES SHALL BE
CONSTRUED IN ACCORDANCE WITH THE LAWS OF SUCH STATE, EXCEPT AS MAY OTHERWISE BE REQUIRED BY MANDATORY PROVISIONS OF LAW.

Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Issuer has caused "CUSIP" numbers to be printed on the Securities of this series as a convenience to the Holders of such Securities. No representation is made as to the correctness or accuracy of such CUSIP numbers as printed on the Securities, and reliance may be placed only on the other identification numbers printed hereon.

Terms used herein that are defined in the Indenture shall have the respective meanings assigned them in the Indenture.



   ABBREVIATIONS

The following abbreviations, when used in the inscription on the face of this instrument, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COMM  -  as tenants in common            UNIF GIFT MIN  ACT -
TEN ENT   -  as tenants by the entireties         Custodian
JT TEN    -  as joint tenants with right     (Cust)         (Minor)
             of survivorship and not as      Under Uniform Gifts to
             tenants in common               Act              State

Additional abbreviations may also be used though not in the above list.


Social Security or taxpayer I.D. or other identifying number of assignee.

FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto


   (name and address of assignee)

the within Note and all rights thereunder, hereby irrevocably
constituting and appointing                , attorney to transfer said
Note on the books kept for registration thereof, with full power of substitution in the premises.

Dated:
       ----------------              ------------------------------









123