Form 10-Q
period 1997-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1997-10-28
CIK 921112, 921113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

On October 23, 1997, 42,588,615 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

      LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
             FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1997

INDEX
-----

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements (unaudited)                         Page
                                                                  ----
         Consolidated balance sheet of Liberty Property
         Trust at September 30, 1997 and December 31, 1996.          4

         Consolidated statement of operations of Liberty
         Property Trust for the three months ended September
         30, 1997 and September 30, 1996.                            5

         Consolidated statement of operations of Liberty
         Property Trust for the nine months ended September 30,
         1997 and September 30, 1996.                                6

         Consolidated statement of cash flows of Liberty
         Property Trust for the nine months ended September 30,
         1997 and September 30, 1996.                                7

         Notes to consolidated financial statements for
         Liberty Property Trust.                                   8-9

         Consolidated balance sheet of Liberty Property
         Limited Partnership at September 30, 1997 and
         December 31, 1996.                                         10

         Consolidated statement of operations of Liberty
         Property Limited Partnership for the three months
         ended September 30, 1997 and September 30, 1996.           11

         Consolidated statement of operations of Liberty
         Property Limited Partnership for the nine months
         ended September 30, 1997 and September 30, 1996.           12

         Consolidated statement of cash flows of Liberty
         Property Limited Partnership for the nine months
         ended September 30, 1997 and September 30, 1996.           13

         Notes to consolidated financial statements for
         Liberty Property Limited Partnership.                   14-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                    15-20

Part II. Other Information                                       20-21
--------------------------

Signatures                                                          22

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

              CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY TRUST
                                 (IN THOUSANDS)


                                                   SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                   ------------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  209,510         $  140,196
  Buildings and improvements                             1,355,614            908,835
  Less accumulated depreciation                           (139,847)          (119,151)
                                                        ----------         ----------
Operating real estate                                    1,425,277            929,880

  Development in progress                                  143,433             85,628
  Land held for development                                 56,839             44,054
                                                        ----------         ----------
Net real estate                                          1,625,549          l,059,562

Cash and cash equivalents                                   24,097             19,612
Accounts receivable                                         14,212              8,707
Deferred financing and leasing costs, net of
  accumulated amortization (1997, $38,411;
  1996, $30,985)                                            29,439             27,013
Prepaid expenses and other assets                           41,902             37,718
                                                        ----------         ----------
Total assets                                            $1,735,199         $1,152,612
                                                        ==========         ==========

LIABILITIES
Mortgage loans                                          $  391,055         $  240,803
Unsecured notes                                            200,000                  -
Lines of credit                                            146,000            266,692
Subordinated debentures                                    114,820            171,214
Accounts payable                                            12,588              6,294
Accrued interest                                             4,394              7,411
Dividend payable                                            21,271             14,248
Other liabilities                                           48,380             28,923
                                                        ----------         ----------
Total liabilities                                          938,508            735,585

Minority interest                                           66,430             41,495

SHAREHOLDERS' EQUITY
Series A preferred shares ($.001 par value); 5,000
  shares authorized; 5,000 shares issued and
  outstanding as of September 30, 1997                     125,000                  -
Common shares of beneficial interest, $.001 par value,
  200,000 shares authorized, 42,522 and 31,400
  shares issued and outstanding as of September 30,
  1997 and December 31, 1996, respectively                      43                 31
Additional paid-in capital                                 606,309            370,813
Unearned compensation                                       (1,091)            (1,408)
Retained earnings                                                -              6,096
                                                        ----------         ----------
Total shareholders' equity                                 730,261            375,532
                                                        ----------         ----------
Total liabilities and shareholders' equity              $1,735,199         $1,152,612
                                                        ==========         ==========

See accompanying notes.

        CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY TRUST
            (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          THREE              THREE
                                                       MONTHS ENDED       MONTHS ENDED
                                                    SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                    ------------------  ------------------
REVENUE
Rental                                                   $ 45,241           $28,921
Operating expense reimbursement                            15,331             9,336
Management fees                                               205               324
Interest and other                                          1,654               958
                                                         --------          --------
Total revenue                                              62,431            39,539
                                                         --------          --------

OPERATING EXPENSES
Rental property expenses                                   11,934             7,523
Real estate taxes                                           4,815             3,004
General and administrative                                  2,820             2,094
Depreciation and amortization                              11,499             7,261
                                                         --------          --------
Total operating expenses                                   31,068            19,882
                                                         --------          --------

Operating income                                           31,363            19,657

Premium on debenture conversion                                98               637

Write off of deferred financing costs                         353                 -

Interest expense                                           13,341             9,707
                                                         --------          --------
Income before minority interest                            17,571             9,313

Minority interest                                           1,590               943
                                                         --------          --------

Net income                                               $ 15,981          $  8,370
                                                         ========          ========

Preferred dividend                                          1,497                 -
                                                         --------          --------

Income available to common shareholders                  $ 14,484          $  8,370
                                                         ========          ========

Net income per common share - primary                    $   0.35          $   0.28
                                                         ========          ========

Dividends declared per common share                      $   0.42          $   0.41
                                                         ========          ========

Weighted average number of common shares outstanding       41,661            29,994
                                                         ========          ========

See accompanying notes.

             CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY TRUST
                 (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          NINE                 NINE
                                                      MONTHS ENDED         MONTHS ENDED
                                                   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                   ------------------   ------------------
REVENUE
Rental                                                   $ 119,223           $ 82,019
Operating expense reimbursement                             38,121             26,463
Management fees                                                516              1,190
Interest and other                                           2,244              3,080
                                                         ---------           --------
Total revenue                                              160,104            112,752
                                                         ---------           --------

OPERATING EXPENSES
Rental property expenses                                    29,849             22,158
Real estate taxes                                           12,297              8,176
General and administrative                                   7,602              5,681
Depreciation and amortization                               28,787             20,435
                                                         ---------           --------
Total operating expenses                                    78,535             56,450
                                                         ---------           --------

Operating income                                            81,569             56,302

Premium on debenture conversion                                 98              1,027

Write off of deferred financing costs                        2,919                  -

Interest expense                                            37,252             28,274
                                                         ---------           --------

Income before minority interest                             41,300             27,001

Minority interest                                            3,815              2,833
                                                         ---------           --------

Net income                                               $  37,485           $ 24,168
                                                         =========           ========

Preferred dividend                                           1,497                  -
                                                         ---------           --------

Income available to common shareholders                  $  35,988           $ 24,168
                                                         =========           ========

Net income per common share - primary                    $    0.93           $   0.83
                                                         =========           ========

Dividends declared per common share                      $    1.24           $   1.21
                                                         =========           ========

Weighted average number of common shares outstanding        38,551             29,176
                                                         =========           ========

See accompanying notes.

             CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                               (UNAUDITED AND IN THOUSANDS)

                                                         NINE               NINE
                                                     MONTHS ENDED       MONTHS ENDED
                                                  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                  ------------------  ------------------

OPERATING ACTIVITIES
Net income                                            $   37,485            $  24,168
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                        28,787               20,435
     Amortization of deferred financing costs              6,353                3,428
     Minority interest in net income                       3,815                2,833
     Loss (gain) on sale                                     543                 (577)
     Noncash compensation                                    317                  477
     Changes in operating assets and liabilities:
        Accounts receivable                               (5,505)                (509)
        Prepaid expense and other assets                  (4,455)             (11,469)
        Accounts payable                                   6,294                  995
        Accrued interest on existing debt                 (3,017)              (5,432)
        Other liabilities                                 20,143                6,947
                                                       -----------           ---------
Net cash provided by operating activities                 90,760               41,296
                                                       -----------           ---------
INVESTING ACTIVITIES
     Investment in properties                           (372,900)             (55,529)
     Investment in development in progress              (144,295)             (73,862)
     Investment in land held for development             (12,785)              (8,799)
     Increase in deferred leasing costs                   (6,096)              (4,100)
                                                       -----------           ---------
Net cash used in investing activities                   (536,076)            (142,290)
                                                       -----------           ---------
FINANCING ACTIVITIES
     Net proceeds from sale of common stock              187,592                    -
     Proceeds from issuance of preferred shares          125,000                    -
     Proceeds from issuance of unsecured notes           200,000                    -
     Proceeds from mortgage loans                        124,815               39,650
     Repayments of mortgage loans                         (7,855)              (8,544)
     Proceeds from lines of credit                       600,017              143,374
     Repayments on lines of credit                      (720,709)             (38,650)
     Increase in deposits on pending acquisitions           (146)               2,252
     Increase in deferred financing costs                 (7,807)              (1,169)
     Dividends                                           (46,705)             (34,567)
     Distributions to partners                            (4,401)              (4,008)
                                                       -----------           ---------

Net cash provided by financing activities                449,801               98,338

Increase (decrease) in cash and cash equivalents           4,485               (2,656)

Cash and cash equivalents at beginning of period          19,612               10,629
                                                       -----------           ---------

Cash and cash equivalents at end of period             $  24,097            $   7,973
                                                       ===========           =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                       $   6,232            $     638
Acquisition of properties                                (89,494)                   -
Disposition of properties                                 27,410                    -
Assumption of mortgage loans                              33,292                    -
Issuance of operating partnership units                   28,792                    -
Noncash compensation                                         686                  353
Conversion of subordinated debentures                     56,394               46,275
                                                       ===========          =========

See accompanying notes.

                             LIBERTY PROPERTY TRUST

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997


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

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter and the nine months ended September 30, 1997 and 1996 is not expected to be material.

Note 2 - Organization
---------------------

The Trust, a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At September 30, 1997, the Trust owned an 90.68% interest in the Operating Partnership as its sole general partner and a .02% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. The Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments.

The Company completed a follow-on offering (the "Follow-on Offering") on March 24, 1997 of 7,500,000 Common Shares. On April 1, 1997, the overallotment option was exercised, resulting in the issuance of an additional 750,000 Common Shares.

On August 11, 1997, the Company completed a public offering of 5,000,000 shares of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Preferred Offering"). The Series A Preferred Shares are payable at the rate of 8.8% per annum of the $25 liquidation preference. The preferred shares are redeemable at the option of the Company at any time on or after July 30, 2002 at $25 per share.

On August 14, 1997, the Operating Partnership completed a $200 million offering of unsecured notes, (the "Senior Note Offering"). The unsecured notes are comprised of $100 million principal amount of 7.10% Senior Notes due August 15, 2004 and $100 million principal amount of 7.25% Senior Notes due August 15, 2007.

       CONSOLIDATED BALANCE SHEET OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                 (IN THOUSANDS)


                                                   SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                   ------------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  209,510         $  140,196
  Buildings and improvements                             1,355,614            908,835
  Less accumulated depreciation                           (139,847)          (119,151)
                                                        ----------         ----------
Operating real estate                                    1,425,277            929,880

  Development in progress                                  143,433             85,628
  Land held for development                                 56,839             44,054
                                                        ----------         ----------
Net real estate                                          1,625,549          l,059,562

Cash and cash equivalents                                   24,097             19,612
Accounts receivable                                         14,212              8,707
Deferred financing and leasing costs, net of
  accumulated amortization (1997, $38,411;
  1996, $30,985)                                            29,439             27,013
Prepaid expenses and other assets                           41,902             37,718
                                                        ----------         ----------
Total assets                                            $1,735,199         $1,152,612
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  391,055         $  240,803
Unsecured notes                                            200,000                  -
Lines of credit                                            146,000            266,692
Subordinated debentures                                    114,820            171,214
Accounts payable                                            12,588              6,294
Accrued interest                                             4,394              7,411
Dividend payable                                            21,271             14,248
Other liabilities                                           48,380             28,923
                                                        ----------         ----------
Total liabilities                                          938,508            735,585

OWNERS' EQUITY
General partner's equity                                   730,261            375,532
Limited partners' equity                                    66,430             41,495
                                                        ----------         ----------
Total owners' equity                                       796,691            417,027
                                                        ----------         ----------
Total liabilities and owners' equity                    $1,735,199         $1,152,612
                                                        ==========         ==========

See accompanying notes.

  CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                          (UNAUDITED AND IN THOUSANDS)

                                                         THREE                THREE
                                                      MONTHS ENDED         MONTHS ENDED
                                                   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                   ------------------   ------------------
REVENUE
Rental                                                  $ 45,241             $ 28,921
Operating expense reimbursement                           15,331                9,336
Management fees                                              205                  324
Interest and other                                         1,654                  958
                                                        --------             --------
Total revenue                                             62,431               39,539
                                                        --------             --------

OPERATING EXPENSES
Rental property expenses                                  11,934                7,523
Real estate taxes                                          4,815                3,004
General and administrative                                 2,820                2,094
Depreciation and amortization                             11,499                7,261
                                                        --------             --------
Total operating expenses                                  31,068               19,882
                                                        --------             --------

Operating income                                          31,363               19,657

Premium on debenture conversion                               98                  637

Write off of deferred financing costs                        353                    -

Interest expense                                          13,341                9,707
                                                        --------             --------
Net income                                              $ 17,571             $  9,313
                                                        ========             ========

Net income allocated to general partner                 $ 15,981             $  8,370
Net income allocated to limited partners                   1,590                  943
                                                        ========             ========

See accompanying notes.

  CONSOLIDATED STATEMENT OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                          (UNAUDITED AND IN THOUSANDS)


                                                         NINE                  NINE
                                                     MONTHS ENDED          MONTHS ENDED
                                                  SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                  ------------------    ------------------
REVENUE
Rental                                                 $ 119,223             $ 82,019
Operating expense reimbursement                           38,121               26,463
Management fees                                              516                1,190
Interest and other                                         2,244                3,080
                                                        --------             --------
Total revenue                                            160,104              112,752
                                                        --------             --------

OPERATING EXPENSES
Rental property expenses                                  29,849               22,158
Real estate taxes                                         12,297                8,176
General and administrative                                 7,602                5,681
Depreciation and amortization                             28,787               20,435
                                                        --------             --------
Total operating expenses                                  78,535               56,450
                                                        --------             --------

Operating income                                          81,569               56,302

Premium on debenture conversion                               98                1,027

Write off of deferred financing costs                      2,919                    -

Interest expense                                          37,252               28,274
                                                        --------             --------
Net income                                             $  41,300             $ 27,001
                                                        ========             ========

Net income allocated to general partner                $  37,485             $ 24,168
Net income allocated to limited partners                   3,815                2,833
                                                         ========            ========

  CONSOLIDATED STATEMENT OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                          (UNAUDITED AND IN THOUSANDS)

                                                         NINE                 NINE
                                                     MONTHS ENDED         MONTHS ENDED
                                                  SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                  ------------------   ------------------
OPERATING ACTIVITIES
Net income                                              $  41,300           $  27,001
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                         28,787              20,435
     Amortization of deferred financing costs               6,353               3,428
     Loss (gain) on sale                                      543                (577)
     Noncash compensation                                     317                 477
     Changes in operating assets and liabilities:
        Accounts receivable                                (5,505)               (509)
        Prepaid expense and other assets                   (4,455)            (11,469)
        Accounts payable                                    6,294                 995
        Accrued interest on existing debt                  (3,017)             (5,432)
        Other liabilities                                  20,143               6,947
                                                         ---------           ---------
Net cash provided by operating activities                  90,760              41,296
                                                         ---------           ---------
INVESTING ACTIVITIES
     Investment in properties                            (372,900)            (55,529)
     Investment in development in progress               (144,295)            (73,862)
     Investment in land held for development              (12,785)             (8,799)
     Increase in deferred leasing costs                    (6,096)             (4,100)
                                                         ---------           ---------
Net cash used in investing activities                    (536,076)           (142,290)
                                                         ---------           ---------
FINANCING ACTIVITIES
     Proceeds from issuance of unsecured notes            200,000                   -
     Proceeds from mortgage loans                         124,815              39,650
     Repayments of mortgage loans                          (7,855)             (8,544)
     Proceeds from lines of credit                        600,017             143,374
     Repayments on lines of credit                       (720,709)            (38,650)
     Increase in deposits on pending acquisitions            (146)              2,252
     Increase in deferred financing costs                  (7,807)             (1,169)
     Capital contributions                                312,592                   -
     Distributions to partners                            (51,106)            (38,575)
                                                         ---------           ---------

Net cash provided by financing activities                 449,801              98,338

Increase (decrease) in cash and cash equivalents            4,485              (2,656)

Cash and cash equivalents at beginning of period           19,612              10,629
                                                         ---------           ---------

Cash and cash equivalents at end of period              $  24,097           $   7,973
                                                        ==========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $   6,232           $     638
Acquisition of properties                                 (89,494)                  -
Disposition of properties                                  27,410                   -
Assumption of mortgage loans                               33,292                   -
Issuance of operating partnership units                    28,792                   -
Noncash compensation                                          686                 353
Conversion of subordinated debentures                      56,394              46,275
                                                         =========          =========

See accompanying notes.

                      LIBERTY PROPERTY LIMITED PARTNERSHIP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997


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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust", and together with the Operating Partnership referred to as the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in the State of Maryland on March 28, 1994 and commenced operations on June 23, 1994 upon completion of its initial public offering (the "Share Offering"). The Trust conducts all of its operations through the Operating Partnership. At September 30, 1997, the Trust owned an a 90.68% interest in the Operating Partnership as its sole general partner and a
 .02% interest as a limited partner. Concurrent with the Share Offering, the Operating Partnership completed a public offering of Exchangeable Subordinated Debentures (the "Debentures") due 2001. The Debentures are guaranteed by the Trust. The Debentures are exchangeable, at the option of the holder thereof, at any time prior to maturity, into Common Shares at a rate of one share for each $20 outstanding principal amount of Debentures, subject to certain adjustments.

The Company completed a follow-on offering (the "Follow-on Offering") on March 24, 1997 of 7,500,000 Common Shares. On April 1, 1997, the overallotment option was exercised, resulting in the issuance of an additional 750,000 Common Shares.

On August 11, 1997, the Company completed a public offering of 5,000,000 shares of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Preferred Offering"). The Series A Preferred Shares are payable at the rate of 8.8% per annum of the $25 liquidation preference. The preferred shares are redeemable at the option of the Company at any time on or after July 30, 2002 at $25 per share.

On August 14, 1997, the Operating Partnership completed a $200 million offering of unsecured notes, (the "Senior Note Offering"). The unsecured notes are comprised of $100 million principal amount of 7.10% Senior Notes due August 15, 2004 and $100 million principal amount of 7.25% Senior Notes due August 15, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following discussion compares the activities of the Company for the three and nine months ended September 30, 1997 (unaudited) with the activities of the Company for the three and nine months ended September 30, 1996 (unaudited). As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996.
-----------------------------------------------------------------------

Rental revenues increased from $28.9 million to $45.2 million, or by 56% for the three months ended September 30, 1996 to 1997 and increased from $82.0 million to $119.2 million, or by 45% for the nine months ended September 30, 1996 to 1997. These increases are primarily due to the increase in the number of properties in operation ("Operating Properties") during the respective periods. As of September 30, 1996, the Company had 242 Operating Properties and as of September 30, 1997, the Company had 380 Operating Properties. From January 1, 1996 through June 30, 1996 and from July 1, 1996 through September 30, 1996, the Company acquired or completed the development on 22 properties and 12 properties, respectively, for a Total Investment of approximately $80.1 million and $36.7 million, respectively. From January 1, 1997 through June 30, 1997 and July 1, 1997 through September 30, 1997, the Company acquired or completed the development on 72 properties and 56 properties, respectively, for a Total Investment of approximately $418.4 million and $137.5 million, respectively. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Operating expense reimbursement increased from $9.3 million to $15.3 million for the three months ended September 30, 1996 to 1997 and from $26.5 million to $38.1 million for the nine months ended September 30, 1996 to 1997. These increases are a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 88.7% for the three months ended September 30, 1996 to 91.5% for the three months ended September 30, 1997 and from 87.2% for the nine months ended September 30, 1996 to 90.4% for the nine months ended September 30, 1997, due to the increase in occupancy.

Rental property and real estate tax expenses increased from $10.5 million to $16.7 million for the three months ended September 30, 1996 to 1997 and from $30.3 million to $42.1 million for the nine months ended September 30, 1996 to 1997. These increases are due to the increase in the number of properties owned during the respective periods, partly offset by a reduction in snow removal and other seasonal operating costs during the mild 1997 winter compared to the severe 1996 winter.

Property level operating income for the "Same Store" properties (properties owned as of January 1, 1996) increased from $70.7 million to $74.2 million for the nine months ended September 30, 1996 to 1997, an increase of 5.1%. This increase is due principally to increases in the rental rates for the properties and increases in occupancy.

Set forth below is a schedule comparing the property level operating income for the Same Store properties for the nine month periods ended September 30, 1997 and 1996.

                                            NINE MONTHS ENDED
                                 ---------------------------------------
                                             (IN THOUSANDS)
                                 ---------------------------------------
                                 SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                 ------------------   ------------------
Rental revenue                         $77,018             $73,771
Operating expense reimbursement         22,448              22,693
                                       -------             -------
                                        99,466              96,464

Rental property expenses                18,196              18,749
Real estate taxes                        7,039               7,054
                                       -------             -------
Property level operating income        $74,231             $70,661
                                       =======             =======


General and administrative expenses increased from $2.1 million for the three months ended September 30, 1996 to $2.8 million for the three months ended September 30, 1997, and from $5.7 million for the nine months ended September 30, 1996 to $7.6 million for the nine months ended September 30, 1997, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods.

Depreciation and amortization expense increased from $7.3 million for the three months ended September 30, 1996 to $11.5 million for the three months ended September 30, 1997 and from $20.4 million for the nine months ended September 30, 1996 to $28.8 million for the nine months ended September 30, 1997. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased from $9.7 million for the three months ended September 30, 1996 to $13.3 million for the three months ended September 30, 1997 and from $28.3 million for the nine months ended September 30, 1996 to $37.3 million for the nine months ended September 30, 1997. This increase is due to an increase in the average debt outstanding for the third quarter of 1996 compared to the third quarter of 1997, which equalled $549.3 million and $841.4 million, respectively, and for the nine months ended September 30, 1996 to September 30, 1997, which equalled $518.7 million and $765.3 million, respectively, partially offset by reduced interest rates. Further, for the three and nine months ended September 30, 1997, approximately $353,000 and $2.9 million, respectively, in deferred financing costs were written off as a result of the termination of the secured Lines of Credit.

As a result of the foregoing, the Company's operating income increased from $19.7 million for the three months ended September 30, 1996 to $31.4 million for the three months ended September 30, 1997 and increased from $56.3 million for the nine months ended September 30, 1996 to $81.6 million for the nine months ended September 30, 1997. In addition, income before minority interest for the three months increased from $9.3 million for the three months ended September 30, 1996 to $17.6 million for the three months ended September 30, 1997 and from $27.0 million for the nine months ended September 30, 1996 to $41.3 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash and cash equivalents of $24.1 million.

Net cash flow provided by operating activities increased from $41.3 million for the nine months ended September 30, 1996, to $90.8 million for the nine months ended September 30, 1997. This $49.5 million increase was primarily due to the cash provided by the additional Operating Properties in service during the latter period.

Net cash used in investing activities increased from $142.3 million for the nine months ended September 30, 1996, to $536.1 million for the nine months ended September 30, 1997. This increase primarily resulted from increased acquisition activity in the first nine months of 1997, including the acquisition of a portfolio of 16 properties in the Minneapolis, Minnesota marketplace, a portfolio of 14 properties in the

South Carolina marketplace, and two portfolios of 13 and 28 properties, respectively, in the Detroit, Michigan marketplace. This increase is also due to an increased level of investment in development and land.

Net cash provided by financing activities increased from $98.3 million for the nine months ended September 30, 1996, to $449.8 million for the nine months ended September 30, 1997. This increase was primarily attributable to the Follow-On Offering and the exercise of the overallotment option which was completed on March 24, 1997 and April 1, 1997, respectively, which resulted in the issuance of 8,250,000 Common Shares, the Preferred Offering which was completed on August 11, 1997 which resulted in the issuance of 5,000,000 preferred shares, and the Senior Notes Offering which was completed on August 14, 1997 which resulted in the issuance of $200 million of unsecured notes. The net proceeds of these offerings were approximately $191.7 million, $120.8 million and $198.0 million respectively.

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

Periodically, the Company pays down borrowings on the Line of Credit with funds from long term capital sources. In the third quarter of 1997, the Company used approximately $268.0 million of the proceeds from the Preferred Offering and Senior Notes Offering to paydown the Line of Credit. The Company has entered into a treasury rate lock agreement, with a notional amount of $100 million, to hedge against possible fluctuations in interest rates in anticipation of a debt issuance in the fourth quarter of 1997 for a 10 to 15 year term.

As of September 30, 1997, $391.1 million in mortgage loans were outstanding with maturities ranging from 1998 to 2013. The interest rates on $352.2 million of mortgage loans are fixed and range from 6% to 9%. Interest rates on $38.8 million of mortgage loans float with LIBOR or prime, of which $19.3 million is subject to certain caps. The weighted average interest rate for the mortgage loans is 7.7%, and the weighted average life is 7.8 years.

General

The Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time. The Company believes that its existing sources of capital will provide sufficient funds to finance its continued acquisition and development activities. In this regard, the Company continues to evaluate its long term capital sources which generally include the availability of debt financing and access to equity.

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

On August 11, 1997, the Company completed the Preferred Offering which resulted in the issuance of 5,000,000 Shares of Series A Cumulative Redeemable Preferred Shares. The issuance of these Preferred Shares resulted in net proceeds of $120.8 million. The aggregate net proceeds of the Preferred Offering were contributed upon receipt to the Operating Partnership in exchange for preferred partnership interests in the Operating Partnership, the economic terms of which are substantially identical to the Preferred Shares.

On August 14, 1997, the Company completed the Senior Note Offering which resulted in the issuance of $200.0 million of unsecured notes. The issuance of these Senior Notes resulted in the net proceeds of $198.0 million.

Presently, the Shelf Registration provides Liberty Property Trust and Liberty Property Limited Partnership with the ability to offer up to $354.4 million of securities and $200.0 million of securities, respectively.

Calculation of Funds from Operations

Management considers Funds from Operations an appropriate measure of the performance of an equity REIT. Funds from Operations is defined by NAREIT as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property plus real estate related depreciation and amortization excluding the amortization and excluding significant non-recurring events that materially distort the comparative measurement of the Company's performance over time. Funds from Operations should not be considered as an alternative to net income or as an alternative to cash flow as a measure of liquidity. Funds from Operations for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             (IN THOUSANDS)          (IN THOUSANDS)
                                          -------------------      -------------------
                                          SEPT. 30,  SEPT. 30,     SEPT. 30,  SEPT. 30,
                                            1997       1996          1997       1996
                                          --------   --------      --------   --------
Income available to common shareholders   $ 14,484   $  8,370      $ 35,988   $ 24,168
Add Back:
  Minority interest                          1,590        943         3,815      2,833
  Depreciation and amortization             11,374      7,170        28,442     20,197
  (Gain) loss on sale                         (600)      (200)          543       (577)
  Premium on debenture conversion               98        637            98      1,027
  Write off of deferred financing costs        353          -         2,919          -
                                          ========   ========      ========   ========
Funds from operations                     $ 27,299   $ 16,920      $ 71,805   $ 47,648
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

PART II:     OTHER INFORMATION
------------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             3.1.1 Second Restated and Amended Agreement of Limited Partnership
                   of Liberty Property Limited Partnership, dated as of October 22, 1997.


             10.1 Indenture, dated as of August 14, 1997, between Liberty Property Limited Partnership, as Obligor, and The First National Bank of Chicago, as Trustee (the "First Indenture").

             10.2 First Supplemental Indenture, dated as of August 14, 1997, between Liberty Property Limited Partnership, as Issuer, and The First National Bank of Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of Liberty Property Limited Partnership.

             10.3 Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The First National Bank of Chicago, as Trustee (the "Second Indenture").

             10.4 First Supplemental Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Issuer, and The First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of Liberty Property Limited Partnership.

             10.5 Distribution Agreement, dated October 24, 1997, between Liberty Property Trust and Liberty Property Limited Partnership, as Transaction Entities, and Lehman Brothers Inc. Donaldson, Lufkin & Jenrette Securities Corporation, First Chicago Capital Markets, Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as Agents.

             10.6 Form of Subordinated Indenture between Liberty Property Limited Partnership, as Obligor, and The First National Bank of Chicago, as Trustee.


             27   Financial Data Schedule (EDGAR VERSION ONLY)

         b.  Reports on Form 8-K


During the quarterly period ended September 30, 1997, the registrants filed four Current Reports on Form 8-K: (i) report dated July 7, 1997, reporting Items 2 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Detroit Properties (as defined therein); (ii) report dated August 5, 1997, reporting Item 5; (iii) report dated August 11, 1997, reporting
Item 5; and (iv) report dated August 15, 1997, reporting Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST




/s/ JOSEPH P. DENNY                           October 28, 1997
---------------------------------             --------------------------
Joseph P. Denny                               Date
President




/s/ GEORGE J. ALBURGER, JR.                   October 28, 1997
---------------------------------             --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer




LIBERTY PROPERTY LIMITED PARTNERSHIP
By:  LIBERTY PROPERTY TRUST, GENERAL PARTNER





/s/ JOSEPH P. DENNY                            October 28, 1997
----------------------------------             -------------------------
Joseph P. Denny                                Date
President




/s/ GEORGE J. ALBURGER, JR.                    October 28, 1997
----------------------------------             -------------------------
George J. Alburger, Jr.                        Date
Chief Financial Officer