Form 10-K
period 1997-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1998-03-04
CIK 921112, 921113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  __________________

Commission file numbers:  1-13130 (Liberty Property Trust)
                          1-13132 (Liberty Property Limited Partnership)

------------------------------------------------------------------------
                             LIBERTY PROPERTY TRUST
                      LIBERTY PROPERTY LIMITED PARTNERSHIP
------------------------------------------------------------------------

 (Exact names of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust)                           23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)         23-2766549
---------------------------------------------------         ----------

(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                Identification Number)

65 Valley Stream Parkway, Suite 100,
Malvern, Pennsylvania                                            19355
------------------------------------                             -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrants' Telephone Number, Including Area Code      (610) 648-1700

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------                              -----------------------

Common Shares of Beneficial Interest,            New York Stock Exchange
 $0.001 par value                                -----------------------
 (Liberty Property Trust)
----------------------------------------------
Exchangeable Subordinated Debentures due 2001    New York Stock Exchange
 (Liberty Property Limited Partnership)          -----------------------
----------------------------------------------
8.80% Series A Cumulative Redeemable Preferred   New York Stock Exchange
 Shares of Beneficial Interest,                  -----------------------
 $0.001 par value
 (Liberty Property Trust)
----------------------------------------------
Preferred Share Purchase Rights,                 New York Stock Exchange
 $0.0001 par value                               -----------------------
 (Liberty Property Trust)
----------------------------------------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  /   /

As of February 25, 1998, the aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares") of Liberty Property Trust held by non-affiliates of Liberty Property Trust was approximately $1.5 billion, based upon the closing price of $26.38 on the New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an "affiliate" for purposes of the federal securities laws.

Number of Common Shares outstanding as of February 25, 1998:  56,799,692


                   Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 1998 are incorporated by reference into Part III of this Form 10-K.

                                  INDEX

                                                                  PAGE
PART I
Item 1.  Business...............................................    5
Item 2.  Properties.............................................   12
Item 3.  Legal Proceedings......................................   20
Item 4.  Submission of Matters to a Vote of Security Holders....   20

PART II
Item 5.  Market for the Registrants' Common Equity and Related
         Shareholders' Matters..................................   21
Item 6.  Selected Financial Data................................   22
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   24
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk...................................................   33
Item 8.  Financial Statements and Supplementary Data............   33
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................   33

PART III
Item 10. Directors and Executive Officers of the Registrants....   99
Item 11. Executive Compensation.................................   99
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................   99
Item 13. Certain Relationships and Related Transactions.........   99

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................   99

SIGNATURES......................................................  105

---------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined below) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions (including related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT (as defined below), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements".

PART I

ITEM 1. BUSINESS
----------------

THE COMPANY

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). The Company was formed to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"). Founded in 1972, the Predecessor developed and managed commercial real estate in the Southeastern, Mid-Atlantic and West Coast markets.

The Company provides leasing, property management, acquisition, development, construction management, design management and other related services for a portfolio which, as of December 31, 1997, consisted of 441 industrial and office properties (the "Properties in Operation") totaling approximately 32.5 million leaseable square feet. As of December 31, 1997, the Properties in Operation were approximately 94.6% leased to over 1500 tenants. As of December 31, 1997, the Company also had 43 properties under development (the "Properties Under Development" and, together with the Properties in Operation, the "Properties"). The Properties Under Development are expected to generate approximately 4.1 million leaseable square feet. The Properties are located principally within the Southeastern, Mid-Atlantic and Mid-Western United States. As of December 31, 1997, the Company also owned 957 acres of land, all zoned for commercial use, which the Company anticipates are capable of supporting, as and when developed, approximately nine million leaseable square feet. The Company is obligated to purchase, over a 10-year period ending in 2007, approximately 800 acres of land.

During the year ended December 31, 1997, through Total Investments (as defined below) aggregating $871.5 million, the Company increased its total leaseable square footage of industrial and office space approximately 57.4% by acquiring 170 properties totaling approximately
9.5 million leaseable square feet and by developing 20 properties totaling approximately 2.9 million leaseable square feet. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs required to reach rent commencement.

The Properties in Operation, as of December 31, 1997, consisted of 297 industrial and 144 office properties. Single tenants occupied 154 of the Properties in Operation. The Company provides a reduced level of services in connection with the operation or maintenance of these properties. The remaining 287 of the Properties in Operation were occupied by multiple tenants for which the Company renders a range of building, operating and maintenance services. The Company's industrial properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. Substantially all of the Company's industrial properties are located in suburban, mixed-use developments or business parks. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses in an effort to increase re-leasing opportunities and control re-leasing costs.

The Company's office properties are mid-rise and single-story office buildings, located principally in suburban mixed-use developments or office parks. Substantially all are located in prime business locations within established business communities offering excellent access to interstate highway systems.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 91.86% at December 31, 1997. The units of limited partnership interest (the "Units") in the Operating Partnership are exchangeable on a one-for-one basis (subject to antidilution protections) for the Common Shares of Beneficial Interest $0.001 par value per share (the "Common Shares"), of the Trust typically after the first anniversary of the issuance of any such Units. The only limited partners of the Operating Partnership other than the Trust are persons or entities that contributed assets to the Operating Partnership. The Units held by the limited partners other than the Trust (that is, the minority interest reflected in the Trust's financial statements) were exchangeable for approximately 4.7 million Common Shares on December 31, 1997. Certain holders of Units issued in connection with the contribution of assets to the Operating Partnership have the right to require the Company to register the issuance or resale of the Common Shares underlying their Units upon exchange for the Units, in order to afford such holders liquidity with respect to their investment.

The Company's executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700. The Company maintains offices in each of its principal markets. As of December 31, 1997 the Company's principal markets were as follows:
Southeastern Pennsylvania; New Jersey/Delaware; Lehigh Valley, Pennsylvania; Richmond, Virginia; the Baltimore/Washington Corridor; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; the Minneapolis metropolitan area; and the Detroit metropolitan area.

MANAGEMENT AND EMPLOYEES

The Company's 278 employees (as of February 25, 1998) are under the direction of 19 senior executives, who have developed and managed over 35 million square feet of commercial real estate during the past 25 years and who, on average, have been affiliated with the Company and/or the Predecessor for 13 years. The Company's in-house leasing, marketing and property management staff operates in 12 full-service local offices in the United States. This structure enables the Company to better understand the particular characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local acquisition and development opportunities. The Company considers its relations with its employees to be good.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

The Company's business objective is to maximize long-term profitability for its shareholders by (i) maintaining and increasing property occupancy and rental rates through the effective management of the

Properties and (ii) developing and acquiring high quality properties in existing and select new markets. In accomplishing these objectives the Company also intends to maintain a conservative and flexible capital structure.

INTERNAL GROWTH STRATEGIES

Management believes that the Properties offer significant opportunities for the Company to increase its rental revenues and cash flow over the long term. The Company seeks to increase cash flow by continuing its practice of negotiating for contractual rental increases that take effect during the terms of its leases. In addition, the Company seeks to increase rental revenues through the renewal or replacement of expiring leases at higher rental rates and by improving the occupancy rates of its portfolio.

NEW LEASES AND LEASE RENEWALS. In the early 1990's, rental rates in the markets in which the Properties are located were flat or decreased as a result of recessionary market conditions and an oversupply of commercial real estate in such markets. Since that time, rental rates in these markets have improved, and as the leases entered into in the early 1990s and subsequent years have expired, the Company generally has been experiencing increases in rental rates in replacement and renewal leases. Although no assurance can be given, the Company expects that in the near term, replacement and renewal leases will continue to reflect higher rental rates.

CONTRACTUAL INCREASES. The Company seeks to generate increased cash flow from the Properties in Operation through contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 1997 provide for contractual rental increases that are expected to contribute an additional $1.9 million to the Company's cash flow for the year ending December 31, 1998. The Company intends to continue seeking to negotiate contractual rent increases that take effect during the terms of its leases.

IMPROVING OCCUPANCIES. The Company believes that the quality and diversity of its tenant base has contributed, and will continue to contribute, to the success of its strategy for increasing rental and occupancy rates. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of its tenants to meet their lease obligations. The Company's success in maintaining its occupancy rates and attracting and retaining tenants is demonstrated in part by its renewal rate which was approximately 72.2% for the year ended December 31, 1997.

COST CONTROLS. The Company seeks to monitor and control its operating and administrative costs by performing many functions in-house rather than by engaging outside third parties. For example, although construction and design services typically are provided by third parties (including, in certain instances, an entity affiliated with one or more of the Company's senior executives), the Company's in-house construction and design management staff closely supervises construction and design activities in an effort to control costs, minimize cost overruns, ensure timely delivery of tenant space and maximize productivity and efficiencies. The Company also employs an annual capital improvement and preventive maintenance program designed to reduce the operating costs of the Properties and maintain their long-term values.

ACQUISITIONS

STRATEGY

The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing portfolios of properties and individual properties as single asset acquisitions. Portfolios are considered to be groups of properties or existing real estate companies within existing markets or select new markets. At times, the Company may acquire multiple properties which because of their aggregate size or other factors are not considered portfolio acquisitions. The Company has identified the following general categories of properties for acquisition:

     Stabilized Acquisitions which consist of individual properties which are typically at high occupancy levels upon acquisition.

     Entrepreneurial Acquisitions which consist of properties which are typically either vacant or at low occupancy levels and can be purchased substantially below replacement cost, thereby offering the opportunity for above-average returns when fully renovated and leased.

     SINGLE-ASSET ACQUISITIONS
     -------------------------

     During the year ended December 31, 1997, the Company completed 78 acquisitions of this type, aggregating approximately 4.5 million leaseable square feet for a Total Investment of $346.7 million. The following sets forth certain information with respect to such acquisitions:

     Stabilized Acquisitions. During the year ended December 31, 1997 the Company completed acquisitions of 64 stabilized properties aggregating approximately 3.5 million leaseable square feet of industrial and office space for a Total Investment of $280.5 million.

     Entrepreneurial Acquisitions. During the year ended December 31, 1997, the Company completed entrepreneurial acquisitions of 14 entrepreneurial properties aggregating approximately one million leaseable square feet of industrial and office space for a Total
Investment of $66.2 million.

    PORTFOLIO ACQUISITIONS
    ----------------------

    Portfolio acquisitions may include stabilized, entrepreneurial and development properties and are considered to offer opportunities for enhanced operating performance as a result of the Company's management expertise and financial strength and/or the portfolio's fit within the Company's business plan.

     During the year ended December 31, 1997, the Company completed five portfolio acquisitions, consisting in the aggregate of 88 stabilized properties and four entrepreneurial properties. In connection with these portfolio acquisitions, the Company opened offices to serve its new markets in the Detroit and Minneapolis metropolitan areas and South Carolina. The properties acquired in the portfolio acquisitions comprise, in the aggregate, approximately 5.0 million leaseable square feet for a Total Investment of $381.2 million. The following sets forth certain information with respect to such portfolio acquisitions:

     Detroit Portfolios. In June 1997, the Company entered the suburban Detroit, Michigan market with the acquisition of a portfolio (the "First Detroit Portfolio"). The First Detroit Portfolio consisted of 13 industrial and office properties totaling approximately 1.1 million leaseable square feet which were purchased for a Total Investment of approximately $131.3 million. All of these properties were considered stabilized acquisitions.

     In September 1997, the Company increased the number of properties it owned in the suburban Detroit market by acquiring a second portfolio (the "Second Detroit Portfolio"). The Second Detroit Portfolio consisted of 28 industrial properties totalling approximately 841,000 leaseable square feet which were purchased for a Total Investment of approximately $45.0 million. All of these properties were considered stabilized acquisitions.

     South Carolina Portfolio. In May 1997, the Company acquired a portfolio consisting of properties located mainly in South Carolina (the "South Carolina Portfolio"). The South Carolina Portfolio consisted of 18 properties totalling approximately 1.4 million leaseable square feet, 11 of which were considered stabilized acquisitions, three of which were considered entrepreneurial acquisitions and four of which were considered development properties. The Total Investment for the stabilized and entrepreneurial properties was approximately $57.6 million. The development properties comprised approximately 324,000 of the 1.4 million leaseable square feet and the Total Investment in the development properties was approximately $18.5 million. In connection with the acquisition of the South Carolina Portfolio, the Company is also obligated to purchase, over a 10-year period ending in 2007, approximately 800 acres of land for commercial development. The purchase price of the land is $17.5 million, plus accrued interest at 7.5% per annum, payable over 10 years ending in 2007.

     Minneapolis Portfolio. In March 1997, the Company acquired a portfolio in Minneapolis, Minnesota (the "Minneapolis Portfolio"). All of the properties in the portfolio were considered stabilized acquisitions and totalled approximately 1.0 million square feet. The Total Investment in the Minneapolis Portfolio was approximately $63.3 million. The Company also acquired 25 acres of land for commercial development, which the Company anticipates to be capable of supporting, as and when developed, approximately 180,000 leaseable square feet of office or industrial space. The purchase price of the land was $2.9 million, in addition to the purchase price of the industrial and office properties in the portfolio.

     Horsham Portfolio. In November 1997, the Company acquired a portfolio of properties in the Pennsylvania Business Campus in Horsham, Pennsylvania (the "Horsham Portfolio"). The Horsham Portfolio consisted of 21 industrial and office properties, 20 of which were considered stabilized and one of which was considered entrepreneurial. The properties, totaling approximately one million leaseable square feet, were purchased for a Total Investment of $84.0 million.

DEVELOPMENT

STRATEGY. The Company pursues selective development opportunities focusing primarily on high-quality suburban industrial and office properties within its existing markets. The Company's development activities fall into two categories: build-to-suit projects and projects built for inventory. The Company develops build-to-suit (approximately 70% pre-leased) projects for existing and new tenants. The buildings in these projects are substantially pre-leased to one or more tenants prior
to construction.   The Company also builds properties for inventory
typically in high-occupancy markets in which the Company has identified sufficient demand at market rental rates to justify such construction.

COMPLETED PROPERTY DEVELOPMENTS. During the year ended December 31, 1997, the Company completed 11 build-to-suit and nine inventory projects, totalling approximately 2.9 million square feet of leaseable space and representing a Total Investment of approximately $143.5 million. As of December 31, 1997, the completed development properties were 97.6% leased.

PROPERTIES UNDER DEVELOPMENT. As of December 31, 1997, the Company was developing 43 properties which, upon completion, are expected to generate approximately 4.1 million leaseable square feet. Approximately 42.5% of such leaseable space was pre-leased as of December 31, 1997. The Properties Under Development as of December 31, 1997 are expected to represent a Total Investment of $304.9 million. Five of these properties are 100% pre-leased under net leases as build-to-suit projects. There can be no assurance that any of the Properties Under Development will be completed, or that the Company's budgets or estimates of construction costs or time periods necessary to complete construction of such Properties, will be realized. The Company is scheduled to complete development of 20 properties (totaling 2.5 million leaseable square feet) in the year ended December 31, 1998 representing a Total Investment of $162.7 million.

LAND. As of December 31, 1996, the Company owned 1,012 acres of land for development, all zoned for commercial use. During the year ended December 31, 1997, the Company purchased an additional 280 acres of land for development, utilized 283 acres in development projects and sold 52 acres. Substantially all of the remaining 957 acres owned as of December 31, 1997 is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that the land would support, as and when developed, approximately nine million leaseable square feet. The Company's Total Investment in land held for development as of December 31, 1997 was $61.9 million. In connection with the acquisition of the South Carolina Portfolio, the Company is obligated to purchase, over a 10-year period ending in 2007, approximately 800 acres of land for commercial development, which the Company believes is capable of supporting, as and when developed, approximately eight million leaseable square feet of industrial or office space. Substantially all of the acreage the Company is obligated to purchase is located in the Charleston, Columbia and Greenville, South Carolina markets. The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities.

INTERNATIONAL OPERATION. The Company's international operations include four Properties in Operation in the County of Kent, England. In addition, the Company provides management services with respect to a joint venture between Rouse Kent Limited, which is owned by certain senior executives of the Company, and the County of Kent, England to develop a 650-acre, mixed-use park approximately 25 miles southeast of London. The Company has an option to purchase Rouse Kent Limited for nominal consideration. The Company committed to loans in 1996 to two affiliates for development projects. As of December 31, 1997, only one of these loans, with a balance of $5.5 million, remained outstanding.

SUBSEQUENT ACTIVITIES

Since December 31, 1997, the Company has purchased 23 industrial and office properties containing approximately 1.6 million leaseable square feet for a Total Investment of $131.7 million. In addition, the Company has completed development of four industrial and office properties containing approximately 207,000 leaseable square feet for a Total Investment of $15.2 million.

The Company intends to pursue its acquisition and development strategies. The Company is currently in various stages of discussions and negotiations with respect to acquisition and development projects totaling over $400.0 million of Total Investment. The consummation of these or any other future acquisitions or developments, if any, and the pace at which acquisitions may be made and developments completed, cannot be assured.

COMPETITION

The Company faces competition as a buyer, developer and lessor of properties and will likely face competition as an eventual seller of properties to the extent that properties are sold. The Company may be competing with other owners and developers with greater resources and whose management may have more experience than the Company's officers and trustees. There are numerous other entities, including but not limited to other REITs, that compete with the Company in seeking to acquire the limited number of properties available for sale that meet the Company's acquisition strategy. Like the Company, many of the potentially competing purchasers can use their own securities in making acquisitions. Additionally, the number of competitive properties in any particular market in which the Company's Properties are located could have a material adverse effect on both the Company's ability to lease space at the Properties or any newly acquired or developed property and on the rents charged for the Properties in Operation. However, the Company believes that its capital base, its existing sources of credit and its access, as a publicly owned entity, to the public capital markets to raise funds during periods when conventional sources of financing may be unavailable or relatively more expensive will provide
the Company with competitive advantages.    Further, the Company
believes that its responsiveness to tenant needs will enable it to attract and retain high quality tenants in the markets in which the Properties in Operation are located.

ENVIRONMENTAL REGULATIONS

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment (collectively, "Environmental Laws"), a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substances. In addition, the presence of any such substances or the failure to properly remediate such substances when present, released or discharged may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefor as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for disposal of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons. In addition to any action required by federal, state or local authorities, the presence of hazardous or toxic substances on any of the Properties, or on any properties acquired hereafter, could result in private plaintiffs bringing claims for personal injury or other causes of action. In connection with the ownership and operation of the Properties, and with respect to any properties acquired hereafter, the Company may be potentially liable for remediation, release or injury. Further, various Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected Property or the imposition of monetary penalties and fines in addition to the costs required to attain compliance.

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

ITEM 2.  PROPERTIES

The Properties in Operation, as of December 31, 1997, consisted of 297 industrial and 144 office properties.

Single tenants occupy 154 Properties in Operation. The Company provides a reduced level of service in connection with the operation or maintenance of these properties. The remaining 287 of the Company's Properties in Operation are occupied by multiple tenants for which the Company renders a range of building, operating and maintenance services.

The Company's industrial properties consist of a variety of warehouse, assembly, light manufacturing, distribution and research and development facilities. Substantially all of the Company's industrial properties are located in suburban, mixed-use developments or business parks and all are well-maintained facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements, and industrial uses to increase re-leasing opportunities and control re-leasing costs. They range in size from 11,600 leaseable square feet to 1,190,000 leaseable square feet, with an average building size of 79,766 leaseable square feet. As of December 31, 1997, the Company's industrial properties were 94.7% leased. Major tenants, based upon annual base rent, include the DSC Logistics, Inc., Hewlett-Packard Company, Vistakon Division of Johnson & Johnson Vision Products, Inc. and SKF USA, Inc.

The Company's office properties are mid-rise and single story office buildings principally located in suburban, mixed-use developments or office parks. All of the Company's office properties are well-maintained facilities. Substantially all are located in prime business locations within established business communities offering excellent access to interstate highway systems. As of December 31, 1997, the office properties were approximately 94.5% leased. The office properties range in size from 2,800 leaseable square feet to 634,359 leaseable square feet, with an average building size of 60,853 leaseable square feet. Major tenants, based upon annual base rent, include AT&T Resource Management Corp., The Vanguard Group, Prudential Insurance Company of America and the Government of the United States of America.

The table on the following pages sets forth certain information on the Company's Properties in Operation as of December 31, 1997.

                         LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                               PROPERTY LIST

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1997 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
SOUTHEASTERN PENNSYLVANIA
10, 20 Liberty Boulevard             Ofc.        1985      62,237      98.1%      24   Great Valley Health Club, Inc.
420 Lapp Road                        Ind.-Flex   1989      92,250      99.6%       9   Akzo Coatings, Inc.
1 Chelsea Parkway                    Ind.-Flex   1989      43,267      99.0%       6   Valtek Incorporated
3 Chelsea Parkway                    Ind.-Flex   1989      43,240      43.6%       2   United Engineers & Constructors
747 Dresher Road                     Ofc.        1988      53,200     100.0%       2   Axon Communications, Inc.
45-67 Great Valley Parkway           Ind.-Dist.  1974     128,001     100.0%       7   Taylor Publishings Company
1180 Church Road                     Ind.-Dist.  1986     452,323      56.3%       3   Safeguard Business Systems, Inc.
40 Valley Stream Parkway             Ofc.        1987      31,092     100.0%       1   Sanchez Computer Associates
50 Valley Stream Parkway             Ofc.        1987      31,000     100.0%       3   Sanchez Computer Associates
20 Valley Stream Parkway             Ofc.        1987      58,837     100.0%      11   Shared Medical Systems
800 Town Center Drive                Ind.-Flex   1987     141,714      91.3%      15   ICT Group, Inc.
1610 Medical Drive                   Ofc.        1986      38,100      54.4%       5   Employers Mutual Casualty Co.
11, 15 Great Valley Parkway          Ofc.        1986     156,800     100.0%       2   Sanofi Winthrop, Inc.
257-275 Great Valley Parkway         Ind.-Flex   1983      71,285      90.1%       6   KPMG Enterprise Integration
300 Technology Drive                 Ind.-Dist.  1985      22,500     100.0%       1   Nilfisk of America, Inc.
277-293 Great Valley Parkway         Ind.-Flex   1984      28,800      84.4%       6   Alpha Scientific Corporation
311 Technology Drive                 Ofc.        1984      29,350     100.0%       3   Sherwin-Williams Co.
325 Technology Drive                 Ofc.        1984      25,000     100.0%       1   Premier Solutions Ltd.
7 Great Valley Parkway               Ofc.        1985      59,021     100.0%      13   Executive Office Link
55 Valley Stream Parkway             Ofc.        1983      40,057     100.0%       2   Meridian Asset Management Inc.
65 Valley Stream Parkway             Ofc.        1983      58,220     100.0%       8   Liberty Property Trust
508 Lapp Road                        Ind.-Dist.  1984      50,200     100.0%       1   Numar Corporation
10 Valley Stream Parkway             Ofc.        1984      33,027     100.0%       8   West Chester Administrative
333 Phoenixville Pike                Ind.-Dist.  1985      84,000     100.0%       1   Veterans Life Insurance Co.
1566 Medical Drive                   Ofc.        1985      28,540      80.8%       4   General Physics Corporation
30 Great Valley Parkway              Ind.-Dist.  1975      12,000     100.0%       1   Sanofi Winthrop, Inc.
75 Great Valley Parkway              Ind.-Dist.  1977      11,600     100.0%       1   York International Corp.
27-43 Great Valley Parkway           Ind.-Flex   1977      60,623     100.0%       5   Sanofi Winthrop, Inc.
77-123 Great Valley Parkway          Ind.-Flex   1978     104,095      99.3%      19   Durant Medical, Inc.
260 Great Valley Parkway             Ind.-Dist.  1979      50,000     100.0%       1   American Parts Systems
256 Great Valley Parkway             Ind.-Dist.  1980      56,160     100.0%       1   Centocor, Inc.
205 Great Valley Parkway             Ind.-Dist.  1981     184,500     100.0%       4   General Electric Company
12,14,16 Great Valley Parkway        Ofc.        1982      20,546     100.0%       3   Sanofi Winthrop, Inc.
155 Great Valley Parkway             Ind.-Dist.  1981      71,200     100.0%       1   Ensoniq Corporation
333 Technology Drive                 Ofc.        1987      39,769     100.0%       1   Premier Solutions, Ltd.
510 Lapp Road                        Ind.-Dist.  1983      27,167     100.0%       1   Trugreen
181 Wheeler Court                    Ind.-Dist.  1979     100,000      84.7%       3   Pet Value International, Inc.
1100 Wheeler Way                     Ind.-Dist.  1979      40,915     100.0%       1   National Business Services, Inc.
60 Morehall Road                     Ofc.        1989     114,430      93.9%       1   Vanguard Group
905 Airport Road                     Ind.-Dist.  1988     128,588     100.0%       6   Arco Chemical Company
16 Cabot Boulevard                   Ind.-Dist.  1972     299,192     100.0%       1   White Consolidated Industries
1 Country View Road                  Ofc.        1982      48,900     100.0%       1   Systems & Computer Technology
2151 Cabot Boulevard                 Ind.-Dist.  1982     114,760     100.0%       1   Schwarz Paper Company
170 S. Warner Road                   Ofc.        1980      87,685     100.0%       6   AT&T Resources Management Corp.
190 S. Warner Road                   Ofc.        1980      87,500     100.0%       1   Electronic Data Systems Corp.
507 Prudential Road                  Ind.-Flex   1988     105,500     100.0%       1   Prudential Insurance Company
100 Witmer Road                      Ofc.        1995     139,546     100.0%       1   GMAC Mortgage Corporation
3100 Horizon Boulevard               Ind.-Flex   1995      41,000     100.0%       1   Vtel Corporation
3300 Horizon Boulevard               Ind.-Dist.  1996      92,000     100.0%       1   Central National-Gottesman, Inc.
3500 Horizon Boulevard               Ind.-Flex   1996      65,579     100.0%       1   SmithKline Beechman Clinical
200 Chester Field Parkway            Ofc.        1989      28,919     100.0%       3   Waverly, Inc.
767 Electronic Drive                 Ind.-Flex   1996      45,000     100.0%       1   Diversified Pharmaceutical Svc.
5 Country View Road                  Ofc.        1985      63,170     100.0%       2   HBO & Company of Georgia
3200 Horizon Boulevard               Ind.-Flex   1996      60,000     100.0%       1   Fund/Plan Services, Inc.
3000 Horizon Boulevard               Ind.-Flex   1997      43,235     100.0%       1   Nanosystems L.L.C.
111-195 Witmer Road                  Ofc.        1996      55,354      76.1%      11   Kulicke & Soffa Industries, Inc.
300 Welsh Road                       Ofc.        1983      23,461     100.0%       4   Delta Information System, Inc.
400 Welsh Road                       Ofc.        1983      36,723      97.3%       5   National Fraud Investigation
8801 Tinicum Boulevard               Ofc.        1997     280,000     100.0%       1   PNC Bank, National Association
440 E. Swedesford Road               Ofc.        1988      72,336     100.0%       9   Genex Services, Inc.
460 E. Swedesford Road               Ofc.        1988      73,217     100.0%       8   Johnson-Matthey Investments
50 Morehall Road                     Ofc.        1997     117,000     100.0%       1   Vanguard Group
2 Walnut Grove Drive                 Ofc.        1989      81,846      99.4%      14   Toyota Motor Credit Corp.
200 Gibraltar Road                   Ofc.        1990      64,452      94.0%      11   Great West Life Assurance
220 Gibraltar Road                   Ofc.        1990      63,587     100.0%       1   Prudential Insurance Company
240 Gibraltar Road                   Ofc.        1990      63,587     100.0%       1   Prudential Insurance Company
151 S. Warner Road                   Ofc.        1980      84,066      99.4%      11   Paging Network of Philadelphia
1 Walnut Grove Drive                 Ofc.        1986      66,372     100.0%       1   Merck and Company, Inc.
3606 Horizon Boulevard               Ind.-Flex   1997      31,000     100.0%       1   Spectaguard, Inc.
650 Swedesford Road                  Ofc.        1971     100,410         -        -
680 Swedesford Road                  Ofc.        1971     100,352      99.6%       1   Vanguard Group
761 Fifth Avenue                     Ind.-Flex   1977      50,476      76.6%       3   DHL Airways, Inc.
771 Fifth Avenue                     Ofc.        1977      30,000      62.7%       4   Havpak, Inc.
1 Great Valley Parkway               Ind.-Flex   1985      60,880     100.0%       4   Apollon, Inc.
5 Great Valley Parkway               Ofc.        1983      65,161      97.7%      12   Our Freedom, Inc.
311 Sinclair Road                    Ind.-Dist.  1997      40,304     100.0%       1   Stores Automated Systems Inc.
181-187 Gibralter Road               Ind.-Flex   1982      48,870     100.0%       2   Solid State Equipment Corp.
104 Rock Road                        Ind.-Flex   1974      51,375     100.0%       1   Alliant Techsystems
123-135 Rock Road                    Ind.-Flex   1975      37,500     100.0%       1   Penn Mutual
111-159 Gibralter Road               Ind.-Flex   1981      62,992      93.6%       8   Bio/Data Corporation
161-175 Gibralter Road               Ind.-Flex   1976      49,732      90.8%       6   Oppenheimer Precision Products
125-137 Gibralter Road               Ind.-Flex   1978      42,000     100.0%       1   General Instrument Corp.
261-283 Gibralter Road               Ind.-Flex   1978      60,000      79.8%       2   Reed Technology & Information
210-223 Witmer Road                  Ind.-Flex   1972      60,000      99.7%       8   The Butler Company
231-237 Gibralter Road               Ind.-Flex   1981      60,000     100.0%       3   General Instrument Corp.
100 Gibralter Road                   Ofc.        1975       2,800     100.0%       2   Federal Expresss Corporation
101 Gibralter Road                   Ofc.        1977      56,845     100.0%       1   Advanta Corp.
506 Prudential Road                  Ofc.        1973      18,200     100.0%       1   Flam & Russell
113-123 Rock Road                    Ofc.        1975      37,500     100.0%       1   Penn Mutual

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1997 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
SOUTHEASTERN PENNSYLVANIA - Continued
101-111 Rock Road                    Ofc.        1975      37,884     100.0%       3   Ivax Industries, Inc.
120 Gibralter Road                   Ofc.        1980      49,118     100.0%      11   Argosy Partners, LP
110 Gibralter Road                   Ofc.        1979      59,069      98.4%      11   National Benefits, Inc.
100-107 Lakeside Drive               Ofc.        1982      27,465     100.0%       1   Loral Aerospace Corp.
200-264 Lakeside Drive               Ofc.        1982      54,623      51.3%       8   Coordinated Health Services, Inc.
300-309 Lakeside Drive               Ofc.        1982      43,832     100.0%       1   TVSM, Inc.
400-445 Lakeside Drive               Ofc.        1981      62,123      86.0%       2   Prudential Property & Casualty
201 Gibralter Road                   Ofc.        1983      46,697     100.0%       3   Prudential Ins. Co. of America
3600 Horizon Drive                   Ind.-Flex   1989      34,353     100.0%       1   Premier Dental Products Co, Inc.
3602 Horizon Drive                   Ind.-Flex   1989      22,820     100.0%       3   Home Health Corp. of America
400-500 Brandywine Parkway           Ind.-Flex   1988     101,536     100.0%      10   Bell Atlantic Teleproducts
600 Brandywine Parkway               Ind.-Flex   1988      79,815      99.2%       9   CoreStates Bank
14 Lee Boulevard                     Ind.-Flex   1988      89,026      92.4%       4   Vanduard Group
500 Chester Field Parkway            Ofc.        1988      30,815     100.0%       2   Becket, Watkins and Assciates
300-400 Chester Field Parkway        Ofc.        1988      50,383     100.0%       3   Amerisource Corporation
                                                        ---------     ------
Total Southeastern Pennsylvania                         7,143,597      93.0%
                                                        =========     ======

NEW JERSEY/DELAWARE
1805 Underwood Boulevard             Ind.-Dist.  1973      14,383     100.0%       1   Uniscore, Inc.
150 Mid-Atlantic Parkway             Ind.-Dist.  1973      30,873     100.0%       1   RBP, Inc. d/b/a Reynolds
18 Boulden Circle                    Ind.-Flex   1989      76,000      98.9%      11   Custom Computer Services, Inc.
501 Delran Parkway                   Ind.-Dist.  1988      49,500      47.0%       2   RMH Teleservices, Inc.
600 Delran Parkway                   Ind.-Dist.  1988     119,290     100.0%       2   Computer & Communication Info
1607 Imperial Way                    Ind.-Dist.  1973      80,000     100.0%       1   Dunkin' Donuts
1 Boulden Circle                     Ind.-Dist.  1986      43,200     100.0%       1   Norel Paper Corporation
31-55 Read's Way                     Ind.-Flex   1986      78,009     100.0%       2   Cigna Corp.
3 Boulden Circle                     Ind.-Dist.  1987      60,812     100.0%       1   Livingston Healthcare Services
5 Boulden Circle                     Ind.-Dist.  1987     119,653     100.0%       1   Brundage Distribution Corp.
601 Delran Parkway                   Ind.-Dist.  1988      57,930     100.0%       1   Keymar Warehouse, Inc.
51 Haddonfield Road                  Ofc.        1986      94,187      96.5%      22   Lehigh Press, Inc.
57 Read's Way                        Ind.-Flex   1985      53,600      81.4%       1   Wachovia Bank of Georgia
1370 Imperial Way                    Ind.-Dist.  1978     179,785     100.0%       1   National Distribution Centers
8 Stow Road                          Ind.-Flex   1988      34,911     100.0%       5   AT&T Resource Management
10 Stow Road                         Ind.-Flex   1988      29,722      68.5%       1   Trans World Airlines, Inc.
12 Stow Road                         Ind.-Flex   1988      21,200     100.0%       5   Future Electronics Corp.
14 Stow Road                         Ind.-Flex   1988      18,821     100.0%       2   Wiltel Communications Sys, Inc.
1300 Metropolitan Avenue             Ind.-Dist.  1972      76,196     100.0%       1   Phoenix Display & Packaging
701A Route 73 South                  Ofc.        1987      94,521      99.1%       9   Fluor Daniel, Inc.
701C Route 73 South                  Ofc.        1987      27,813      87.6%       5   Prudential Property & Casualty
1008 Astoria Boulevard               Ind.-Flex   1973      37,400      99.6%       7   ACSIS, Inc.
1475 Imperial Way                    Ind.-Dist.  1976      60,000     100.0%       1   Knauf Fiberglass, Inc.
3000 Atrium Way                      Ofc.        1987     110,115      75.0%      13   Atrium Executive Center, Inc.
750 Cardinal Drive                   Ind.-Dist.  1989      81,348     100.0%       1   Leslie's Poolmart
11000,15000,17000 Commerce Parkway   Ind.-Flex   1985     100,170      98.1%       6   PHH Mortgage Services
12000,14000 Commerce Parkway         Ind.-Flex   1985      68,000      99.6%       8   Simirex, Inc.
16000,18000 Commerce Parkway         Ind.-Flex   1985      52,000      98.2%       4   PHH Mortgage Services Corp.
406 Lippincott Drive                 Ofc.        1990      40,000      95.5%       6   Logs Group, L.L.C.
234 High Hill Road                   Ind.-Dist.  1987      60,000     100.0%       1   Skyway Freight Systems, Inc.
231 Lake Drive                       Ind.-Dist.  1997     130,800      53.9%       2   M.A. Bruder & Sons, Inc.
101 Arlington Boulevard              Ind.-Dist.  1996     154,675     100.0%       2   Heinz Bakery Products.
100 Berkeley Drive                   Ind.-Dist.  1990      67,000     100.0%       1   MCR Direct Mail, Inc.
301 Lippincott Drive                 Ofc.        1988      82,482     100.0%       2   Fluor Daniel, Inc.
303 Lippincott Drive                 Ofc.        1988      82,541      99.8%       4   Fluor Daniel, Inc.
510 Sharptown Road                   Ind.-Dist.  1984      40,156     100.0%       1   Day Products, Inc.
901 Route 73                         Ofc.        1985      39,434      99.3%       4   Teknion, Inc.
1500 Route 73 North                  Ofc.        1988      61,687      80.0%      13   Prudential Securities, Inc.
512 Sharptown Road                   Ind.-Dist.  1984      58,000     100.0%       1   Trek Bicycle Corporation
15 Boulden Circle                    Ind.-Dist.  1997     101,470     100.0%       1   Ryder Integrated Logistics, Inc.
404 Lippincott Drive                 Ind.-Flex   1997      26,600     100.0%       1   State Farm Mutual Automobile
263 Quigley Boulevard                Ind.-Dist.  1987      42,891     100.0%       8   Lamont Television Systems, Inc.
34 Blevins Drive                     Ind.-Flex   1987      50,022     100.0%       7   Panelmatic, Inc.
104 Gaither Drive                    Ind.-Dist.  1975      45,390     100.0%       1   Eptech Corporation
2 Lukens Drive                       Ind.-Flex   1988      43,315     100.0%       3   Ameristar Technologies
402 Lippincott Drive                 Ind.-Flex   1997      26,000     100.0%       1   First Trenton Indemnity
3000 Lincoln Drive                   Ind.-Flex   1983      65,547      81.1%       1   Test Technology
6000 Commerce Parkway                Ind.-Flex   1985      54,032      88.8%       6   Information Access Co.
7000 Commerce Parkway                Ind.-Flex   1984      60,000     100.0%       3   Pioneer, Inc.
8000 Commerce Parkway                Ind.-Flex   1983      54,185      90.0%       3   Simirex, Inc.
9000 Commerce Parkway                Ind.-Flex   1983      66,164     100.0%       4   AW Computer Systems
1000 Briggs Road                     Ind.-Flex   1986      40,946      84.9%       1   Bluestone Consulting, Inc.
1025 Briggs Road                     Ind.-Flex   1987      61,019      82.4%       5   Dale, Gesek, McWilliams & Sherman
2000 Crawford Place                  Ind.-Dist.  1986      73,453      51.0%       4   C.M.E. Conference & Video
1351 Metropolitan Avenue             Ind.-Dist.  1986      43,755     100.0%       1   Ownings Corning, Inc.
650 Grove Road                       Ind.-Flex   1986      57,400      92.0%       5   De Val Whole Florist, Inc.
400 Grove Road                       Ofc.        1986      19,200     100.0%       4   Huntsman Polypropylene Corp.
                                                        ---------     ------
Total New Jersey/Delaware                               3,617,603      93.3%
                                                        =========     ======

LEHIGH VALLEY
1655 Valley Center Parkway           Ofc.        1993      28,300     100.0%       2   Allstate Insurance Company
6560 Stonegate Drive                 Ind.-Dist.  1989      80,000     100.0%       2   Vitra Seating, Inc.
6370 Hedgewood Drive                 Ind.-Dist.  1990     110,000     100.0%       2   Caterpillar Logistics Svc, Inc.
6390 Hedgewood Drive                 Ind.-Dist.  1990      69,000     100.0%       2   Behr Processing Corporation
1495 Valley Center Parkway           Ofc.        1990      43,770     100.0%       2   Ingersoll-Rand Company
6350 Hedgewood Drive                 Ind.-Dist.  1989     121,000     100.0%       2   Organon, Inc.
6330 Hedgewood Drive                 Ind.-Flex   1988      89,700      91.1%       6   Submicron Systems, Inc.
1550 Valley Center Parkway           Ind.-Flex   1988      43,400     100.0%       7   Employee Benefit Plans, Inc.
1560 Valley Center Parkway           Ind.-Flex   1988      51,400     100.0%       1   TIG Insurance Company
6580 Snowdrift Road                  Ind.-Dist.  1988     104,000     100.0%       1   Dana Corporation
1510 Valley Center Parkway           Ind.-Flex   1988      48,208      99.2%       7   Visiting Nurses Association
1530 Valley Center Parkway           Ind.-Flex   1988      46,400     100.0%       1   SKF USA, Inc.

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1997 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
LEHIGH VALLEY - Continued
6540 Stonegate Drive                 Ind.-Dist.  1988     120,000     100.0%       1   SKF USA, Inc.
974 Marcon Boulevard                 Ind.-Flex   1987      39,200      83.8%       5   Inter-Media Marketing
964 Marcon Boulevard                 Ind.-Flex   1985      39,200     100.0%       6   Health Spectrum Medical
764 Roble Road                       Ind.-Flex   1985      21,860     100.0%       1   Chemlawn Corporation
3174 Airport Road                    Ind.-Flex   1979      42,000     100.0%       1   Allentech, Inc.
2196 Avenue C                        Ind.-Flex   1980      31,140     100.0%       1   Lehigh University
2202 Hangar Place                    Ind.-Flex   1981      66,495     100.0%       4   Lofts Seed, Inc.
2201 Hangar Place                    Ind.-Flex   1987      52,300     100.0%       6   Pacesetter Enterprises, Inc.
954 Marcon Boulevard                 Ind.-Dist.  1981      24,000     100.0%       1   Merck & Co., Inc.
57 South Commerce Way                Ind.-Flex   1986      76,400     100.0%       7   SKF USA, Inc.
754 Roble Road                       Ind.-Flex   1986      46,800     100.0%       6   Computer Design, Inc.
894 Marcon Boulevard                 Ind.-Flex   1986      28,800     100.0%      10   Spalding Company, Inc.
744 Roble Road                       Ind.-Flex   1986      46,800     100.0%       9   Flouro-Seal
944 Marcon Boulevard                 Ind.-Flex   1986      38,400     100.0%      12   Integrated Solutions, Inc.
1685 Valley Center Parkway           Ofc.        1996      27,200     100.0%       2   General Accident Insurance Co.
6520 Stonegate Drive                 Ind.-Flex   1996      43,200     100.0%       4   Hub City, Inc.
7437 Industrial Boulevard            Ind.-Dist.  1976     191,330     100.0%       2   Stuart Medical, Inc.
2041 Avenue C                        Ind.-Flex   1990      30,400     100.0%       3   BEF Corporation
2124 Avenue C                        Ind.-Dist.  1990      36,000     100.0%       1   Graybar Electric Co., Inc.
7339 Industrial Boulevard            Ind.-Dist.  1996     215,000     100.0%       1   Cott Beverages USA, Inc.
7384 Penn Drive                      Ind.-Dist.  1988     112,000     100.0%       1   Wing Industries, Inc.
7144 Daniels Drive                   Ind.-Dist.  1975     300,312     100.0%       2   Simpson Paper Cmpany
7620 Cetronia Road                   Ind.-Dist.  1990     155,060     100.0%       3   Lehigh Group
939 Marcon Boulevard                 Ind.-Dist.  1980     315,000     100.0%       1   Fieldcrest Cannon Sure Fit, Inc.
100 Brodhead Road                    Ofc.        1990      47,765      81.9%       7   First Valley Bank
1455 Valley Center Parkway           Ind.-Flex   1997      55,000     100.0%       2   Life Insurance Co. of No. America
1640 Valley Center Parkway           Ofc.        1996      30,850     100.0%       1   Pennsylvania Cellular
1650 Valley Center Parkway           Ofc.        1997      28,600      99.1%       3   Pennsylvania Cellular
Nestle Way                           Ind.-Dist.  1997   1,190,000     100.0%       1   DSC Logistics, Inc.
83 South Commerce Way                Ofc.        1989      18,983      56.9%       2   Nationwide Insurance
85 South Commerce Way                Ofc.        1989      21,119     100.0%       2   Penn Del Directory Co.
87 South Commerce Way                Ofc.        1989      22,653     100.0%       4   Versyss, Inc.
7248 Industrial Boulevard            Ind.-Dist.  1988     497,000     100.0%       2   Dial Corporation
95 Highland Avenue                   Ofc.        1985      73,000     100.0%       6   Omnipoint Communications
236 Brodhead Road                    Ofc.        1994      45,097     100.0%       1   Fireman's Fund Insurance Co.
6620 Grant Way                       Ind.-Flex   1989      30,204     100.0%       1   Submicron Systems Corporation
7562 Penn Drive                      Ind.-Flex   1989      26,950     100.0%       6   ITC, Inc.
7277 Williams Avenue                 Ind.-Flex   1989      41,040     100.0%       3   National Packaging Systems, Inc.
                                                        ---------     ------
Total Lehigh Valley                                     5,062,336      99.4%
                                                        =========     ======

MARYLAND
180 Admiral Cochrane Drive           Ofc.        1989     128,236      96.0%       9   Columbia Medical Plan, Inc.
12000,001,040 Indian Creek Court     Ind.-Flex   1986     185,776     100.0%       7   Biospherics, Inc.
190 Admiral Cochrane Drive           Ofc.        1988      72,085      98.3%      11   Telespectrum
8280 Patuxent Range Drive            Ind.-Dist.  1978      60,079     100.0%       2   Alcore, Inc.
7178 - 7180 Columbia Gateway         Ind.-Flex   1987      88,895      99.9%       5   Nationsbank, N.A.
8730 Bollman Place                   Ind.-Dist.  1984      98,745     100.0%       1   Kraft Foodservice, Inc.
9770 Patuxent Woods Drive            Ofc.        1986      35,520     100.0%       1   Delaware Coca-Cola
9780 Patuxent Woods Drive            Ofc.        1986      22,720     100.0%       1   BBN Corporation
9790 Patuxent Woods Drive            Ofc.        1986      25,345     100.0%       2   GTE Government Systems Corp.
9810 Patuxent Woods Drive            Ofc.        1986      27,725     100.0%       2   Bolt, Beranek and Newman
9800 Patuxent Woods Drive            Ofc.        1988      31,095     100.0%       3   Coca-Cola Company
9820 Patuxent Woods Drive            Ofc.        1988      24,720     100.0%       1   Kraft Foods, Inc.
9830 Patuxent Woods Drive            Ofc.        1986      30,800     100.0%       1   JP Foodservice, Inc.
9050 Red Branch Road                 Ind.-Dist.  1972      89,898     100.0%       8   Kemi Laboratories, Inc.
9101,9111,9115 Guilford Road         Ind.-Flex   1984      52,004     100.0%       5   Sienna Biotech, Inc.
9125,9135,9145 Guilford Road         Ind.-Flex   1983      85,804      62.3%       4   Federal Express Corporation
                                                        ---------     ------
Total Maryland                                          1,059,447      96.3%
                                                        =========     ======

VIRGINIA
10 South Third Street                Ofc.        1930       4,900     100.0%       1   Scribner, Messer, Brady & Wade
1751 Bluehills Drive                 Ind.-Dist.  1991     265,082     100.0%       1   Conopco, Inc.
4300 Carolina Avenue                 Ind.-Dist.  1985     218,554     100.0%       1   United States of America
301 Hill Carter Parkway              Ind.-Dist.  1989      80,000     100.0%       1   Philip Morris Incorporated
4001 Carolina Avenue                 Ind.-Dist.  1935      35,200     100.0%       7   Shelcore, Inc.
5600-5626 Eastport Boulevard         Ind.-Flex   1989      71,227     100.0%       5   Western Roto Engravers, Inc.
5650-5674 Eastport Boulevard         Ind.-Dist.  1990     150,867     100.0%       4   Sterilization Services of VA
5700 Eastport Boulevard              Ind.-Dist.  1990     100,336     100.0%       1   Merisel, Inc.
11020 Hull Street Road               Ofc.        1987       5,172     100.0%       1   Patient First Corporation
3432 Holland Road                    Ofc.        1989       5,688     100.0%       1   Patient First Corporation
3001 Hungary Springs Road            Ofc.        1984      11,235      68.0%       2   Lifenet
7760 Shrader Road                    Ofc.        1987      18,247     100.0%       2   Signet Bank
7740 Shrader Road                    Ofc.        1989      10,167      56.2%       3   Rector & Visitors of UVA
4880 Cox Road                        Ofc.        1995      59,948     100.0%       2   Saxon Mortgage, Inc.
5162 Valleypointe Parkway            Ofc.        1993      25,000     100.0%       1   United States of America
4101-4127 Carolina Avenue            Ind.-Dist.  1973     126,000     100.0%       1   Hamilton Hybar, Inc.
4201-4261 Carolina Avenue            Ind.-Dist.  1975     288,000     100.0%       9   Crestar Bank
4263-4299 Carolina Avenue            Ind.-Dist.  1976     180,000     100.0%       1   Open Plan Systems, Inc.
4301-4335 Carolina Avenue            Ind.-Dist.  1978     162,000     100.0%       1   S&G Packaging Company, L.L.C.
4337-4379 Carolina Avenue            Ind.-Dist.  1979     198,000     100.0%       2   The Goldberg Company, Inc.
4501-4549 Carolina Avenue            Ind.-Dist.  1981     150,000     100.0%       2   Foxmeyer Drug Company
4551-4593 Carolina Avenue            Ind.-Dist.  1982     151,800     100.0%       3   A.H. Robins Company, Inc.
4601-4643 Carolina Avenue            Ind.-Dist.  1985     151,800     100.0%       2   T.E.U. Incorporated
4545-4583 Carolina Avenue            Ind.-Dist.  1985     120,000     100.0%       1   Owens & Minor Medical, Inc.
4447-4491 Carolina Avenue            Ind.-Dist.  1987     158,700     100.0%       1   Shelcore, Inc.
4401-4445 Carolina Avenue            Ind.-Dist.  1988     158,700     100.0%       2   Media Post Marketing
12 S. Third Street                   Ofc.        1900       5,735     100.0%       1   Liberty Property Limited Ptnsp.
9601 Cosner Drive                    Ind.-Dist.  1995     128,500     100.0%       1   Simmons Company
315 Cardiff Valley Road              Ind.-Dist.  1994     151,200     100.0%       1   Caterpillar Inc.
2300 East Parham Road                Ofc.        1988       5,172     100.0%       1   Patient First Corporation

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1997 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
VIRGINIA - Continued
1347 Diamond Springs Road            Ind.-Dist.  1980      99,260      49.2%       1   Wetsel Seed Company
5221 Valleypark Drive-Bldg A         Ind.-Flex   1988      17,007     100.0%       1   RBX Holdings, Inc.
5228 Valleypointe Parkway-Bldg B     Ind.-Flex   1988      14,477      53.1%       2   Allen-Bradley Company
5238 Valleypark Drive-Bldg C         Ind.-Flex   1989      17,062      91.1%       5   MCI Telecommunications Corp.
5601-5609 Eastport Boulevard         Ind.-Dist.  1996     150,000     100.0%       2   General Medical Corporation
5900 Eastport Boulevard              Ind.-Dist.  1997     142,800     100.0%       1   Hewlett-Packard Company
4717-4729 Eubank Road                Ind.-Dist.  1978     141,313     100.0%       3   Whithall-Robins
5251 Concourse Drive                 Ofc.        1997      19,680      89.9%       3   Acadia Elastomers Corporation
4263F Carolina Avenue                Ind.-Dist.  1975      57,600     100.0%       3   Heflebower Transfer & Storage
4200 Oakleys Court                   Ind.-Dist.  1990      80,000     100.0%       1   Multiton Mic Corp.
1821 Battery Dantzler Road           Ind.-Dist.  1990     129,600     100.0%       3   Flare Corporation
5000 Cox Road                        Ind.-Flex   1990      58,367     100.0%       6   Patient First Corporation
510 Eastpark Court                   Ind.-Flex   1989      51,874     100.0%       4   Power Distribution, Inc.
520 Eastpark Court                   Ind.-Dist.  1989     144,228     100.0%       5   Bunzl-Richmond, Inc.
600 Hewlett Packard Way              Ind.-Dist.  1997     158,400     100.0%       1   Hewlett-Packard Company
500 Hewlett Packard Way              Ind.-Dist.  1997     146,000     100.0%       1   Hewlett-Packard Company
4198 Cox Road                        Ofc.        1984      43,387     100.0%      11   Insurance Co. of North America
4510 Cox Road                        Ofc.        1990      72,509     100.0%      12   Massachusetts Mutual
2809 South Lynnhaven Road            Ofc.        1987      62,924     100.0%      16   Cigna
200 Golden Oak Court                 Ofc.        1988      73,676      96.7%      15   Metro Information Services
208 Golden Oak Court                 Ofc.        1989      63,696     100.0%      14   Prudential Bache
1 Enterprise Parkway                 Ofc.        1987      64,297     100.0%      20   SAIC
22 Enterprise Parkway                Ofc.        1990      72,404      88.0%      11   SAIC
                                                        ---------     ------
Total Virginia                                          5,077,791      98.4%
                                                        =========     ======

THE CAROLINAS
4523 Green Point Drive               Ind.-Dist.  1988      85,830     100.0%       1   Dry Storage Corporation
4501 Green Point Drive               Ind.-Dist.  1989      90,049      91.6%       3   New Breed Leasing Corporation
4500 Green Point Drive               Ind.-Dist.  1989      71,040     100.0%       6   Corporate Express of the South
2427 Penny Road                      Ind.-Dist.  1990     270,000     100.0%       1   Masco Corporation
4524 Green Point Drive               Ind.-Dist.  1988      74,587     100.0%       4   Standard Register Company
4328,4336 Federal Drive              Ind.-Dist.  1995     177,600     100.0%       2   United Parcel Service, Inc.
200 Centreport Drive                 Ofc.        1986      47,190     100.0%      17   MCI Telecommunications Corp.
4344 Federal Drive                   Ind.-Dist.  1996      92,425     100.0%       4   MAC Papers, Inc.
202 Centreport Drive                 Ofc.        1990      62,664      97.5%       4   Key Risk Management Services
4000 Piedmont Parkway                Ofc.        1989      60,383      98.5%      21   New Breed Leasing Corporation
4380 Federal Drive                   Ind.-Dist.  1997      79,200     100.0%       3   Triad Health Alliance, Inc.
4388 Federal Drive                   Ind.-Flex   1997      32,400     100.0%       1   Abacon Telecommunications, Inc.
6532 Judge Adams Road                Ind.-Dist.  1997     151,600     100.0%       1   IOMEGA Corporation
3860 Faber Place                     Ind.-Flex   1995      42,500      88.2%       2   Scientific Reasearch Corp.
4055 Faber Place                     Ofc.        1989      53,304     100.0%      12   Allstate Insurance Company
3820 Faber Place                     Ind.-Flex   1993      39,422      83.6%       6   Executone Information Sys, Inc.
440 Knox Abbott Drive                Ofc.        1989      50,248      94.2%      13   SCE&G Company
Alcoa Fujikura Facility              Ind.-Dist.  1984     222,670     100.0%       1   Alcoa Fujikura
1320 Garlington Road                 Ind.-Dist.  1986      72,000     100.0%       1   Perrigo Company
9800 Twin Lakes Parkway              Ind.-Flex   1994      40,000      72.0%       3   Time Warner
420 Park Avenue                      Ofc.        1986      46,489      87.2%       5   Geraghty & Miller, Inc.
111 Southchase Blvd.                 Ind.-Dist.  1989     169,042         -        -
300 International Blvd.              Ind.-Flex   1995     103,684     100.0%       1   Ronald and Carolyn Jones
1208 Eastchester Drive               Ofc.        1988      56,937      61.4%      12   L.M. Berry & Company
One Independence Pointe              Ofc.        1982      87,754     100.0%       8   Builders Marts of America
55 Beattie Place                     Ofc.        1986     242,535      95.6%      14   Insignia Financial Group
75 Beattie Place                     Ofc.        1987     177,985      91.8%      24   Law Building
                                                        ---------     ------
Total The Carolinas                                     2,699,538      90.4%
                                                        =========     ======
JACKSONVILLE
1730 Stebbins Drive                  Ind.-Dist.  1973      40,000     100.0%       1   Atlas Bag, Inc.
5911-5925 Richard Street             Ind.-Flex   1977      40,000     100.0%       1   Vistakon Div.- Johnson & Johnson
8383-8385 Baycenter Road             Ind.-Dist.  1973      40,000     100.0%       1   Parts House, Inc.
8775 Baypine Road                    Ofc.        1989      50,000     100.0%       1   AT&T Resource Management Corp.
8539 Western Way                     Ind.-Flex   1987      72,030         -        -
6255 Lake Grey Boulevard             Ind.-Flex   1987      94,174      96.5%       6   U.S. Telecom, Inc. - Sprint Serv.
6600-6660 Suemac Place               Ind.-Dist.  1973     103,404     100.0%       5   American Flat Glass
6800-6850 Suemac Place               Ind.-Dist.  1973      60,000         -        -
8665, 8667, 8669 Baypine Road        Ofc.        1987      63,118     100.0%       5   Blue Cross and Blue Shield
8540 Baycenter Road                  Ind.-Flex   1984      30,028     100.0%       1   Reichhold Chemicals
1200 Gulf Life Drive                 Ofc.        1984     179,274      94.2%      22   Stein Mart, Inc.
8400 Baymeadows Way                  Ind.-Flex   1987      43,547     100.0%       5   Respiflow, Inc.& M.K. Diabetics
8614 Baymeadows Way                  Ofc.        1986      16,000     100.0%       1   Allstate Insurance Company
5941-5975 Richard Street             Ind.-Flex   1978      86,660     100.0%       1   Vistakon Div. - Johnson & Johnson
7970 Bayberry Road                   Ind.-Flex   1978      55,000      63.6%       3   Norandex, Inc.
6000-6030 Bowdendale Avenue          Ind.-Flex   1979      83,330     100.0%       6   Vistakon Div. - Johnson & Johnson
7898 Baymeadows Way                  Ofc.        1979      42,149     100.0%       2   American Transtech, Inc. (AT&T)
5977-6607 Richard Street             Ind.-Flex   1980      73,333     100.0%       1   Vistakon Div. - Johnson & Johnson
7910 & 7948 Baymeadows Way           Ofc.        1980      52,505     100.0%       3   American Transtech, Inc. (AT&T)
7954 & 7960 Baymeadows Way           Ofc.        1982      52,608     100.0%       2   American Transtech, Inc. (AT&T)
8787 Baypine Road                    Ofc.        1990     220,000     100.0%       1   AT&T Resource Management Corp.
7077 Bonneval Road                   Ofc.        1988     103,116      90.9%      23   Florida Windstorm Underwriting
4190 Belfort Road                    Ofc.        1986     105,664      88.0%      25   Executive Business Centers, Inc.
8011, 8021, 8031 Phillips Highway    Ofc.        1987      81,962      81.0%      10   Southwest Signal Engineering
7020 AC Skinner Parkway              Ind.-Flex   1996      42,184     100.0%       6   Intermedia Communications, Inc.
7022 AC Skinner Parkway              Ind.-Dist.  1996      88,200     100.0%       2   Microtek Medical, Inc.
11777 Central Highway                Ind.-Dist.  1985      50,000         -        -
7016 AC Skinner Parkway              Ind.-Flex   1996      39,350     100.0%       1   Georgia-Pacific Corporation
7018 AC Skinner Parkway              Ind.-Flex   1997      92,815      92.6%       9   Physician Sales and Service
6620 Southpoint Drive                Ofc.        1984      59,926      95.6%      18   LC Footwear, LLC
7980 Bayberry Road                   Ind.-Dist.  1978      50,000     100.0%       3   Blue Cross & Blue Shield
9600 Satellite Boulevard             Ind.-Dist.  1989      48,000     100.0%       1   United Exposition Service Co.
9700 Satellite Boulevard             Ind.-Dist.  1989      48,000     100.0%       3   Tilecera, Inc.
1902 Cypress Lake Drive              Ind.-Dist.  1989     120,360      83.1%       2   Production Resource Group, LLC
8250 & 8256 Exchange Place           Ind.-Flex   1985      52,380     100.0%       8   Colorvision International, Inc.

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1997 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
JACKSONVILLE - Continued
6600 Southpoint Parkway              Ofc.        1986      56,460     100.0%       1   Humana Health Insurance Co.
6700 Southpoint Parkway              Ofc.        1987      46,500      99.2%       7   Atlantic Mortgage & Inv. Corp.
4801 Executive Park Court - 100      Ind.-Flex   1990      60,000     100.0%       1   The Hamilton Group Ltd.
4801 Executive Park Court - 200      Ind.-Flex   1990      40,000     100.0%       6   The Florida Times-Union
4810 Executive Park Court            Ind.-Flex   1990      40,000     100.0%       2   The Hamilton Group Ltd.
6602 Executive Park Court - 100      Ind.-Flex   1993      42,000     100.0%       2   The Hamilton Group Ltd.
6602 Executive Park Court - 200      Ind.-Flex   1993      32,000     100.0%       4   US Automated Pro
6631 Executive Park Court - 100      Ind.-Flex   1994      27,200     100.0%       1   Continental Cablevision
6631 Executive Park Court - 200      Ind.-Flex   1994      44,000     100.0%       4   AT&T Resource Management, Corp.
4815 Executive Park Court - 100      Ind.-Flex   1995      39,600      94.4%       4   Lucent Technologies
4815 Executive Park Court - 200      Ind.-Flex   1995      50,000     100.0%       4   Drake Studios
4825 Executive Park Court            Ind.-Flex   1996      65,000     100.0%       5   Communication Test Design
4820 Executive Park Court            Ind.-Flex   1997      60,000      28.0%       1   Deka Medical, Inc.
10511 & 10611 Satellite Boulevard    Ind.-Flex   1985      76,800      91.7%       6   Fast Forward Trans Service
1400-1440 Central Florida Parkway    Ind.-Dist.  1962     121,225      33.0%       1   National Gypsum Company
                                                        ---------     ------
Total Jacksonville                                      3,279,902      87.3%
                                                        =========     ======

TAMPA
4001, 4051, 4101 Fowler Avenue       Ind.-Flex   1987     101,227     100.0%      20   Musculoskeletal Institute
5501 Pioneer Park Boulevard          Ind.-Dist.  1981      61,416     100.0%       5   Premdor Corporation
5502 Pioneer Park Boulevard          Ind.-Dist.  1981      48,375     100.0%       3   Premdor Corporation
5690-5694 Crenshaw Street            Ind.-Dist.  1979      87,095     100.0%       3   Florida Flooring Products, Inc.
3102,3104,3110 Cherry Palm Drive     Ind.-Flex   1986      74,339     100.0%      12   Groundwater Technology, Inc.
8401-8408 Benjamin Road              Ind.-Flex   1986     127,566     100.0%      17   Merck-Medco Rx Services
3501 Riga Boulevard                  Ind.-Flex   1987      57,220     100.0%       2   Customer Communications Center
111 Kelsey Lane                      Ind.-Flex   1990      60,200     100.0%       3   Westinghouse Electric Corp.
7930, 8010-20 Woodland Center        Ind.-Flex   1990      89,758      96.7%      11   Intertel Communications, Inc.
7920 Woodland Center Boulevard       Ind.-Flex   1997      52,627     100.0%       2   Promus Hotels
8154-8198 Woodland Center            Ind.-Flex   1988      45,382     100.0%      15   Williams Telecommunications
8112-42 Woodland Center              Ind.-Flex   1995      39,155     100.0%       2   American Express Travel
8212 Woodland Center                 Ofc.        1996      39,155     100.0%       1   Metropolitan Fiber Systems
                                                        ---------     ------
Total Tampa                                               883,515      99.7%
                                                        =========     ======

SOUTH FLORIDA
1701 Clint Moore Blvd                Ind.-Flex   1985      80,060     100.0%       2   Amitek Corporation
4555 Riverside Drive                 Ofc.        1988      67,056     100.0%       1   Implant Innovations, Inc.
2500 Metrocentre Boulevard           Ofc.        1988      18,012     100.0%       2   Parent-Child Study
2540 Metrocenter Boulevard           Ofc.        1988      12,419      19.4%       2   Flagship Financial Services
2541 Metrocentre Boulevard           Ofc.        1988      10,964     100.0%       2   Centex Real Estate Corp.
2580 Metrocentre Boulevard           Ofc.        1988      19,381     100.0%       2   Attorney's Title Insurance Fund
2581 Metrocentre Boulevard           Ofc.        1988      14,309      79.4%       3   LRP Publications
5410 - 5430 Northwest 33rd Avenue    Ind.-Flex   1985      65,868      92.6%       8   Da Vinci Systems, Inc.
                                                        ---------     ------
Total South Florida                                       288,069      93.8%
                                                        =========     ======

MINNESOTA
2905 Northwest Boulevard             Ind.-Flex   1983      84,765     100.0%       9   Deltak Corporation
2800 Campus Drive                    Ind.-Flex   1985      64,852      99.7%       5   Ciprico, Inc.
2955 Xenium Lane                     Ind.-Flex   1985      24,800     100.0%       2   Pharma Target, Inc.
9401-9443 Science Center Drive       Ind.-Flex   1989      73,908     100.0%       7   Ameridata Inc.
6321-6325 Bury Drive                 Ind.-Flex   1988      72,965     100.0%       5   Ontrack Computer Systems
7115-7173 Shady Oak Road             Ind.-Flex   1984      77,925      94.8%      16   Teddy Bear Child Care, Inc.
7660-7716 Golden Triangle Drive      Ind.-Flex   1988      89,672      98.5%       8   Sick Optic-Electronik, Inc.
7400 Flying Cloud Drive              Ind.-Flex   1987      32,137     100.0%       1   Mamac Systems, Inc.
330 Second Avenue                    Ofc.        1980     197,100      80.1%      50   General Services Administration
10301-10305 West 70th Street         Ind.-Flex   1984      23,547     100.0%       3   Sci-Com Data Services, Ltd.
10321 West 70th Street               Ind.-Flex   1984      28,372     100.0%       1   Pattern Processing, Inc.
10333 West 70th Street               Ind.-Flex   1984      21,640     100.0%       1   Olympic Financial
10349-10357 West 70th Street         Ind.-Flex   1985      53,912     100.0%       3   Augustine Medical, Inc.
10365-10375 West 70th Street         Ind.-Flex   1985      56,877     100.0%       2   Viking Press
10393-10394 West 70th Street         Ind.-Flex   1985      52,684     100.0%       2   Augustine Medical, Inc.
7078 Shady Oak Road                  Ind.-Flex   1985      67,041     100.0%       1   Laser Master Corp.
5600 & 5610 Rowland Road             Ind.-Flex   1988     119,100      97.6%      11   GN Danavox, Inc.
2920 Northwest Boulevard             Ind.-Flex   1997      81,935      31.3%       2   Dal Tile Corporation
                                                        ---------     ------
Total Minnesota                                         1,223,232      91.5%
                                                        =========     ======

MICHIGAN
26911-26957 Northwestern             Ofc.        1985     634,359      98.0%      33   RL Polk
1650 Research Drive                  Ofc.        1985      70,562     100.0%       6   Hughes Aircraft Company
1775 Research Drive                  Ofc.        1985      30,450     100.0%       1   New Venture Gear, Inc.
1875 Research Drive                  Ofc.        1986      30,305     100.0%       3   Avery International, Inc.
1850 Research Drive                  Ofc.        1986      72,229      88.3%       2   Budd Company, Inc.
1965 Research Drive                  Ofc.        1987      38,600     100.0%       3   Porsche Engineering Services
1960 Research Drive                  Ofc.        1987      38,600     100.0%       2   Square D Company
27260 Haggerty Road                  Ind.-Flex   1983      50,391      94.9%      13   Farmers Insurance Exchange
27200 Haggerty Road                  Ind.-Flex   1983      42,156     100.0%       6   Automotive Systems Laboratories
27280 Haggerty Road                  Ind.-Flex   1983      49,944     100.0%      17   3D Systems, Inc.
27220 Haggerty Road                  Ind.-Flex   1985      22,175     100.0%       1   Automotive Systems Laboratories
27240 Haggerty Road                  Ind.-Flex   1985      18,665     100.0%       3   Automotive Systems Laboratories
27300 Haggerty Road                  Ind.-Flex   1985      40,779      87.5%       6   Atoma International of America
1101 Allen Drive                     Ind.-Flex   1974      24,582     100.0%       1   Goldon Windows & Mirrors, Inc.
1151 Allen Drive                     Ind.-Flex   1974      41,200     100.0%       1   Effective Mailers, Inc.
1300 Rankin Street                   Ind.-Flex   1979      33,600     100.0%       1   Acme Mills Company
1350 Rankin Street                   Ind.-Flex   1979      28,000     100.0%       1   PPG Industries, Inc.
1376-1400 Rankin Street              Ind.-Flex   1979      33,640     100.0%       4   Seaman-Patrick Paper Co.
1352-1374 Rankin Street              Ind.-Flex   1979      38,400     100.0%       4   Ambrosi & Associates
1324-1346 Rankin Street              Ind.-Flex   1979      33,600     100.0%       2   Coolidge Glass Company, Inc.

                                                                    PERCENT
                                                                   LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DEVE.  SQ.FT.(1)   1997 (2)  LEASES    MAJOR TENANT
---------------------------------    ---------   -----  ---------  ---------  ------   -------------------------------
MICHIGAN - Continued
1301-1307 Rankin Street              Ind.-Flex   1978      28,000     100.0%       2   Michelin North America, Inc.
1409 Allen Drive                     Ind.-Flex   1978      40,000      70.0%       7   Computer Support Technologies
1304 E Maple Road                    Ind.-Flex   1971      60,667     100.0%       1   The Veratex Corporation
1334 Maplelawn Road                  Ind.-Flex   1983      28,122     100.0%       1   Ovonic Battery Company, Inc.
1290 Maplelawn Road                  Ind.-Flex   1984      19,314     100.0%       1   AIP, Inc.
1070 Maplelawn Road                  Ind.-Flex   1982      15,520     100.0%       1   J. Austin Oil Company of Flint
950 Maplelawn Road                   Ind.-Flex   1982      32,980     100.0%       1   EG&G Structural Kinematics
894 Maplelawn Road                   Ind.-Flex   1986      32,868     100.0%       1   EG&G Structural Kinematics
1179 Maplelawn Road                  Ind.-Flex   1984      19,873     100.0%       1   The Stanley Works
1940 Norwood Drive                   Ind.-Flex   1983      19,644     100.0%       1   Olga's Kitchen, Inc.
1311-1331 Maplelawn Road             Ind.-Flex   1986      28,384     100.0%       2   Sweet Ideas LP
2354 Bellingham Street               Ind.-Flex   1990      19,775     100.0%       1   PGF Industries, Inc.
2360 Bellingham Street               Ind.-Flex   1985      19,775     100.0%       1   United States Postal Service
1911 Ring Drive                      Ind.-Flex   1986      19,500     100.0%       1   Fitzpatrick Manufacturing Co.
26442-26450 Haggerty Road            Ind.-Flex   1988      29,800     100.0%       2   The Office Connection
26500 Haggerty Road                  Ind.-Flex   1986      52,000     100.0%       2   Cooper Tire & Rubber Company
26650 Haggerty Road                  Ind.-Flex   1988      26,800     100.0%       1   Inalfa Hollandia
26700 Haggerty Road                  Ind.-Flex   1986      39,200     100.0%       1   Inalfa Hollandia
26750 Haggerty Road                  Ind.-Flex   1988      29,800     100.0%       1   Hella North America, Inc.
26800 Haggerty Road                  Ind.-Flex   1986      22,000     100.0%       1   Fata Hunter, Inc.
26842-26850 Haggerty Road            Ind.-Flex   1988      24,400     100.0%       2   Akebono BSEC, Inc.
                                                        ---------     ------
Total Michigan                                          1,980,659      98.0%
                                                        =========     ======

UNITED KINGDOM
25 Kings Hill Avenue                 Ofc.        1996      35,000      93.9%       2   Charities Aid Foundation
2 Kings Hill Avenue                  Ind.-Flex   1996      34,600      86.3%       5   Broadcast Surveillance Systems
50 Gibson Drive                      Ofc.        1940      18,000     100.0%       1   Genzyme Biochemicals
50 Kings Hill Avenue                 Ofc.        1996      50,000     100.0%       1   Rhone-Polenc Rorer
                                                       ----------     ------
Total United Kingdom                                      137,600      95.0%
                                                       ==========     ======

TOTAL COMPANY                                          32,453,289      94.6%
                                                       ==========     ======

(1) Based on current net leaseable building area. Some buildings have been expanded since their original acquisition or development.
(2)  Based on rent commencement date.

ITEM 3.   LEGAL PROCEEDINGS

The Trust is not a party to any material legal proceedings. In the ordinary course of business, the Operating Partnership is party to routine litigation incidental to its business, including routine actions for negligence, personal injury or other claims, many of which are expected to be covered by liability insurance and in the aggregate are not expected to have a material effect on the business or financial condition of the Company.

On June 27, 1995, the Environmental Protection Agency ("EPA") notified Willard G. Rouse III, George F. Congdon and David C. Hammers, together with six other companies or individuals, that they may be potentially responsible, as former owners, for a portion of the response costs for remediation of ground water in part of the North Penn Service Area for certain properties located in Upper Gwynedd Township, Pennsylvania, (the "Church Road Properties"). The Company acquired the Church Road Properties from the Predecessor upon formation of the Company. The Company has not been similarly notified by the EPA; however, as the present owner of the Church Road Properties, the potential exists for the Company to be named a potentially responsible party if there has been a release from the Church Road Properties of hazardous substances, including trichloroethylene, that requires remediation. In such circumstances, the Company believes it would have claims against other financially responsible parties (including previous owners of the Church Road Properties, such as Zenith and the other parties identified by the EPA as potentially liable) and, consequently, the Company does not believe that its liability with respect to this matter, if any, is likely to be material. In addition, Mr. Rouse, Mr. Congdon, Mr. Hammers and Joseph P. Denny have agreed to indemnify the Company for a period of 10 years commencing in June 1994 with respect to material environmental liabilities associated with the Church Road Properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS

The following persons are the executive officers of the Trust, which is the sole general partner of the Operating Partnership:

                           AGE AT
                          FEBRUARY               POSITION
        NAME              25, 1998
-----------------------   --------   -----------------------------------------------
Willard G. Rouse III       55        Chairman of the Board of Trustees
                                     and Chief Executive Officer

Joseph P. Denny            51        President, Chief Operating Officer and Trustee

George J. Alburger, Jr.    50        Chief Financial Officer and Treasurer

George F. Congdon          55        Executive Vice President and Trustee

Robert E. Fenza            40        Executive Vice President

James J. Bowes             44        Secretary and General Counsel

Each officer was elected as such in July 1994 with the exception of Mr. Alburger who was elected Chief Financial Officer and Treasurer in May 1995, and Mr. Bowes who was elected Secretary in December 1996. Each officer will serve until the first meeting of the Board of Trustees after the next annual meeting of shareholders or until the officer resigns or is removed from office by the Board of Trustees.

Willard G. Rouse III has served as Chairman of the Board of Trustees and Chief Executive Officer of the Company since March 1994. Mr. Rouse had been a General Partner of the Predecessor since its founding in 1972. Mr. Rouse has served as Chairman of each of the Pennsylvania Convention Center Authority, Foundation for Architecture, We the People 2000 and the Philadelphia Children's Network and as President of the Fellowship Commission. Mr. Rouse is currently Chair of The Regional Performing Arts Center.

Joseph P. Denny has served as President and Chief Operating Officer of the Company and a trustee of the Trust since March 1994. Mr. Denny joined the Predecessor in 1979 and served as a Regional Managing General Partner, and later as President. In these capacities, he was responsible for developing approximately one billion dollars of projects, primarily large urban projects. Mr. Denny is a member of the Industrial and Office Park Council of the Urban Land
Institute and serves on the Advisory Board of the Wharton Business School's Real Estate Center and the NAREIT Legislative Advisory Council.

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

George F. Congdon has served as a trustee of the Trust since March 1994, and as an Executive Vice President of the Company since April 1995.
Mr. Congdon previously served as Chief Financial Officer and Treasurer of the Company. Mr. Congdon had been a General Partner of the Predecessor since its founding in 1972. He is a member of the Board of Directors of the People's Light and Theater Company and Historic Yellow Springs, Inc.

Robert E. Fenza has served as an Executive Vice President of the Company since March 1994, with principal responsibility for operations, property management and asset management. Mr. Fenza joined the Predecessor in 1984 and advanced to Regional Manager in 1987 and to Northern Division Manager in 1991.

James J. Bowes has served as General Counsel and Secretary of the Company since December 1996. Prior to joining the Company, Mr. Bowes was a partner in the law firm of Blank Rome Comisky & McCauley.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
SHAREHOLDERS MATTERS

The Common Shares are traded on the New York Stock Exchange under the symbol "LRY". There is no established public trading market for the Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

                                                            DIVIDENDS
                                                           DECLARED PER
                                  HIGH        LOW          COMMON SHARE
                                  ----        ---          -------------

1996
First Quarter                   $22 1/8     $20 1/4            $0.40
Second Quarter                   21          19 1/2             0.40
Third Quarter                    21 3/4      19 3/8             0.41
Fourth Quarter                   25 7/8      21 1/8             0.41

1997
First Quarter                   $26 1/8     $23 3/4            $0.41
Second Quarter                   25 1/2      23 5/8             0.41
Third Quarter                    27 1/8      24 3/4             0.42
Fourth Quarter                   28 7/8      25 1/2             0.42

As of February 25, 1998, the Common Shares were held by 561 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 1997, 1996 and 1995 and for the period from June 23, 1994 to December 31, 1994, for Liberty Property Trust, Liberty Property Limited Partnership and the Predecessor combined as of and for the year ended December 31, 1994, and for the Predecessor for the period from January 1, 1994 to June 22, 1994, and for the year ended 1993. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior periods have been restated to conform to current year presentation.

                           LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                           AND PREDECESSOR (COMBINED)

                                                                                             LIBERTY
                                                                                             PROPERTY
                                                                                              TRUST/
                                                                                              LIBERTY
                                                                                             PROPERTY
                                                                                              LIMITED
                                                                                            PARTNERSHIP/
                                      LIBERTY PROPERTY TRUST/                               PREDECESSOR
                                LIBERTY PROPERTY LIMITED PARTNERSHIP          PREDECESSOR    COMBINED     PREDECESSOR
                           ------------------------------------------------   -----------   -----------   -----------
                             YEAR        YEAR        YEAR        JUNE 23,      JANUARY 1,                 YEAR ENDED
                             ENDED       ENDED       ENDED       1994 TO        1994 to      YEAR ENDED   DECEMBER 31,
                            DECEMBER    DECEMBER    DECEMBER     DECEMBER         JUNE        DECEMBER    -----------
                            31, 1997    31, 1996    31, 1995     31, 1994       22, 1994      31, 1994       1993
                           ----------  ----------   ----------  -----------   -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Total Revenue              $  232,517  $  154,265   $ 117,041   $  46,638     $ 36,384      $  83,022     $ 75,440
Rental and real estate
  tax expense                  61,079      40,853      29,314      11,377       10,373         21,750       19,319
General and administra-
  tive expenses                10,650       8,023       5,212       2,273        2,439          4,712        5,135
Depreciation and
  amortization                 40,752      28,203      22,518       8,294        6,438         14,732       13,375
                           ----------  ----------   ---------   ---------     --------      ---------     --------
Operating income              120,036      77,186      59,997      24,694       17,134         41,828       37,611
Premium on debenture
  conversions                      98       1,027           -           -            -              -            -
Interest expense               53,888      38,528      37,688      13,826       20,417         34,243       45,231
                           ----------  ----------   ---------   ---------     --------      ---------     --------
Income (loss) before
  minority interest and
  extraordinary item           66,050      37,631      22,309      10,868       (3,283)         7,585       (7,620)
Minority interest               5,606       3,891       2,843       7,664            -          7,664            -
Extraordinary item-gain
  on extinguishment of
  debt                              -           -           -      52,677        3,084         55,761            -
                           ----------  ----------   ---------   ---------     --------      ---------     --------

Net income (loss)              60,444      33,740      19,466      55,881         (199)        55,682       (7,620)
                           ----------  ----------   ---------   ---------     --------      ---------     --------

Preferred dividends             4,247           -           -           -            -              -            -
                           ----------  ----------   ---------   ---------     --------      ---------     --------
Income available to
  common shareholders      $   56,197  $   33,740   $  19,466   $  55,881     $   (199)     $  55,682     $ (7,620)
                           ==========  ==========   =========   =========     ========      =========     ========


Common dividends paid      $   70,615  $   52,569   $  38,683   $  10,219            -              -            -
                           ==========  ==========   =========   =========

Preferred dividends paid   $    2,414           -           -           -            -              -            -
                           ==========

PER SHARE DATA
Income per common share
  before extraordinary
  item - basic <F1>        $     1.39  $     1.14   $    0.89   $    0.46            -              -            -
Income per common share -
  basic <F1>               $     1.39  $     1.14   $    0.89   $    2.67            -              -            -
Income per common share
  before extraordinary
  item - diluted <F1>      $     1.38  $     1.14   $    0.89   $    0.27            -              -            -
Income per common share -
  diluted <F1>             $     1.38  $     1.14   $    0.89   $    1.91            -              -            -
Dividends paid per
  common share             $     1.65  $     1.61   $    1.60   $    0.43            -              -            -
Dividends paid per
  preferred share          $     0.48           -           -           -            -              -            -
Weighted average number
  of shares outstanding -
  basic  <F2>                  40,493      29,603      21,833      20,965            -              -            -
Weighted average number
  of shares outstanding -
  diluted <F3>                 40,806      29,678      21,838      35,386            -              -            -
OTHER DATA
Cash provided by opera-
  ting activities          $  126,860  $   64,378   $  55,321   $  31,782     $  7,050      $  38,832     $  9,655
Cash used by investing
  activities                 (854,871)   (265,427)   (281,862)   (154,273)      (2,009)      (156,282)      (5,850)
Cash provided (used)
  by financing activities     763,478     210,032     212,001     136,855        5,526        142,381       (3,213)
Funds from operations <F4>    102,617      65,944      44,606      19,082        3,075         22,517        5,595

                                                 LIBERTY PROPERTY TRUST/                        PREDECESSOR
                                           LIBERTY PROPERTY LIMITED PARTNERSHIP                 ------------
                                ----------------------------------------------------------      DECEMBER 31,
                                DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      ------------
                                   1997             1996           1995           1994             1993
                                ------------    ------------   ------------   ------------      ------------
                                                                (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Net real estate                 $ 1,947,026     $ 1,059,562    $    826,047   $    512,281      $  370,438
Total assets                      2,094,337       1,152,612         898,102        602,981         413,629
Total long term indebtedness        960,134         678,709         473,909        320,857         523,576
Shareholders' and owners'
  equity (deficit)                  955,595         375,532         335,521        229,667        (150,987)

OTHER DATA
Total leaseable square foot-
  age of properties at end
  of period (in thousands)           32,453          20,617          16,693         11,090           8,054
Number of properties at
  the end of period                     441             259             208            151             113
Percentage leased at end
  of period                              95%             93%             92%            88%             93%

<F1>  The income per common share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For further discussion of income per common share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

<F2>  Basic weighted average number of shares outstanding excludes
Common Shares issuable upon the conversion of Units, upon the exchange of the Exchangeable Subordinated Debentures Due 2001 of the Operating Partnership (the "Convertible Debentures") (subject to adjustment upon the occurrence of certain events) and upon the exercise of outstanding options.

<F3>  Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options, and excludes Common Shares issuable upon conversion of Units, and upon the exchange of Convertible Debentures (subject to adjustment upon the occurrence of certain events), because to do so would have been antidilutive for the periods presented, with the exception of the period June 23, 1994 to December 31, 1994. The diluted weighted average shares for this period includes the dilutive effect of all of the aforementioned securities.

<F4>  "Funds from Operations" is defined by the National Association of
Real Estate Investment Trusts ("NAREIT") as net income or loss after preferred dividends (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and minority interest, and excluding significant non-recurring events that materially distort the comparative measurement of Company performance over time. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In 1997, the Company continued to pursue acquisition and development opportunities and to focus on increasing the cash flow from its Properties in Operation by increasing property occupancy and increasing rental rates. The Company also continued to strengthen its balance sheet and its capital structure.

The Company's operating results depend primarily upon income from the rental operations of the Properties in Operation. This income is substantially influenced by the demand for the Company's Properties in Operation. In addition, the Company's continued growth is dependent upon its ability to maintain property occupancy rates and increase rental rates on the Properties in Operation and to continue development and acquisition of additional properties. The occupancy rate of the Properties in Operation has increased during the last two years and was 94.6% at December 31, 1997. The Company will seek to maintain and increase its overall occupancy and also will seek to increase rental rates in replacement and renewal leases. Stable or increased occupancy, along with increasing rental rates would allow the Properties in Operation to continue to provide a comparable or increasing level of earnings from rental operations.

The Company also will seek to achieve growth in earnings from rental operations through (i) the acquisition of additional rental properties in its primary markets; (ii) the expansion into selected new markets; and (iii) the maintenance and expansion of its development pipeline.

The Company acquired 170 properties consisting of 9.5 million leaseable square feet during 1997 as compared to the acquisition of 33 properties consisting of 2.4 million leaseable square feet during 1996. The Company anticipates continuing to pursue the acquisition of rental properties but notes that the competition for acquisitions has been increasing and that the initial return may be decreasing. The Company will seek through its active pursuit of acquisitions in its multiple markets to continue to achieve attractive returns on acquisitions.

The Company also increased its level of development activity in 1997.
In 1997, the Company completed 20 projects totalling approximately 2.9 million leaseable square feet for a Total Investment of $143.5 million. In addition, as of December 31, 1997, the Company had 43 properties expected to generate approximately 4.1 million leaseable square feet of suburban office and industrial space under development which represents an estimated Total Investment of $304.9 million. The Company expects to complete the Properties Under Development over the next eight quarters.

The Company continued to strengthen its balance sheet in 1997 by accessing both the public and private equity markets and the public debt market. The Company raised approximately $433.9 million through the issuance of Common Shares and $120.8 million through the issuance of preferred shares of beneficial interest. In addition, over the course of the year, the Company issued $350.0 million of investment grade rated unsecured notes with maturities ranging from six to 10 years. The Company expects to continue to strengthen its capital structure.

IMPACT OF YEAR 2000

The Year 2000 issue continues to receive a significant amount of publicity and attention. The issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. If problematic and not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company's property management and accounting system uses four digit year fields. The Company has been reviewing and will continue to review its building operating systems on a building by building basis in conjunction with its annual maintenance program. The Company, based on the present status of its systems and the results of the reviews completed to date, believes any amount required to remediate any Year

2000 issues will not be material to the Company's business, operations or financial conditions.

FORWARD-LOOKING STATEMENTS

When used throughout this report, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the Company's financing plans by the capital markets; and the effect of prevailing market interest rates and the pricing of the Company's shares of beneficial interest; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission.
Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 1997 with the results of operations of the Company for the year ended December 31, 1996, and the results of operations of the Company for the year ended December 31, 1996 with the results of operations of the Company for the year ended December 31, 1995. As a result of the differing levels of acquisitions by the Company in 1997 and 1996, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, does lend itself to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31,
1996.

Rental revenues increased from $154.3 million for the year ended December 31, 1996 to $232.5 million for the year ended December 31, 1997. This increase was primarily due to the increase in the number of properties owned during the respective periods. As of January 1, 1996, the Company owned 208 properties and, through December 31, 1996, acquired 33 additional properties and completed development on 19 properties for a Total Investment of $232.2 million. As of January 1, 1997, the Company owned 259 properties, and, through December 31, 1997, acquired 170 additional properties and completed the development on 20 properties for a Total Investment of $871.5 million, and disposed eight properties for $35.4 million.

Operating expense reimbursement increased from $35.9 million for the year ended December 31, 1996 to $55.5 million for the year ended December 31, 1997. This increase is a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 87.8% for the year ended December 31, 1996 to 90.9% for the year ended December 31, 1997.

Rental property and real estate tax expenses increased from $40.9 million for the year ended December 31, 1996 to $61.1 million for the year ended December 31, 1997. This increase is due to the increase in the number of properties owned.

Property level operating income for the "Same Store" properties
(properties owned since January 1, 1996) increased from $94.1 million for the year ended December 31, 1996 to $98.8 million for the year ended December 31, 1997. This increase of 5.01% is due to increases in rental rates and increases in occupancy.

Set forth below is a schedule comparing the operating results for the Same Store properties for the years ended December 31, 1997 and 1996.

                                           1997           1996
                                         --------       --------
                                             (IN THOUSANDS)
                                         -----------------------

Rental revenue                           $102,501       $ 98,275
Operating expense reimbursement            30,000         29,757
                                         --------       --------
                                          132,501        128,032

Rental property expenses                   24,221         24,480
Real estate taxes                           9,437          9,426
                                         --------       --------
Property level operating income          $ 98,843       $ 94,126
                                         ========       ========

General and administrative expenses increased from $8.0 million for the year ended December 31, 1996 to $10.7 million for the year ended December 31, 1997. This $2.7 million increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. This increase is somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the Properties.

Depreciation and amortization expenses increased from $28.2 million for the year ended December 31, 1996 to $40.8 million for the year ended December 31, 1997. This increase is due to the increase in the number of properties owned during the respective periods.

Interest expense increased from $38.5 million for the year ended December 31, 1996 to $53.9 million for the year ended December 31, 1997. This increase is due to an increase in the average debt outstanding for the respective periods which was $576.3 million in 1996 and $819.4 in 1997. This increase is partly offset by the lower interest rate on the outstanding debt. The reduction in interest rates was partially the result of the Company receiving investment grade ratings from both Standard & Poor's Rating Group ("S&P") and Moody's Investment Service, Inc. ("Moody") during the year which enabled the Company to access public debt markets more economically.

As a result of the foregoing, the Company's operating income increased from $77.2 million for the year ended December 31, 1996 to $120.0 million for the year ended December 31, 1997. In addition, income before minority interest increased from $37.6 million for the year ended December 31, 1996 to $66.1 million for the year ended December 31, 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31,
1995.

Rental revenues increased from $117.0 million for the year ended December 31, 1995 to $154.3 million for the year ended December 31, 1996. This increase was primarily due to the increase in the number of properties owned during the respective periods. As of January 1, 1995, the Company owned 151 properties and, through December 31, 1995, acquired 52 additional properties (net of two properties exchanged in connection with such acquisitions) and completed development of five properties for a Total Investment of $223.1 million. As of January 1, 1996, the Company owned 208 properties, and, through December 31, 1996, acquired 33 additional properties and completed the development on 19 properties for a Total Investment of $232.2 million.

Operating expense reimbursement increased from $24.6 million for the year ended December 31, 1995 to $35.9 million for the year ended December 31, 1996. This increase is a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 83.9% for the year ended December 31, 1995 to 87.8% for the year ended December 31, 1996.

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

Interest expense increased from $37.7 million for the year ended December 31, 1995 to $38.5 million for the year ended December 31, 1996. This increase is due to an increase in the average debt outstanding for the respective periods which was $397.4 million in 1995 and $576.3 million 1996. This increase is partly offset by the lower interest rate on the outstanding debt because of the 1% reduction in interest rate on the Line of Credit borrowings which became effective on May 1, 1995, and because of a decrease in the outstanding Convertible Debentures due to the conversion of $58.7 million principal amount of Convertible Debentures in 1996.

As a result of the foregoing, the Company's operating income increased from $60.0 million for the year ended December 31, 1995 to $77.2 million for the year ended December 31, 1996. In addition, income before minority interest increased from $22.3 million for the year ended
December 31, 1995 to $37.6 million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash and cash equivalents of $55.1 million.

Net cash flow provided by operating activities increased from $64.4 million for the year ended December 31, 1996 to $126.9 million for the year ended December 31, 1997. This $62.5 million increase was primarily due to the additional cash flow generated by the greater number of properties in service during the latter period.

Net cash used in investing activities increased from $265.4 million for the year ended December 31, 1996 to $854.9 million for the year ended December 31, 1997. This $589.5 million increase was a result of the increase in investment in acquisitions and development from $232.2 for the year ended December 31, 1996 to $871.5 million for the year ended December 31, 1997.

Net cash provided by financing activities increased from $210.0 million for the year ended December 31, 1996 to $763.5 million for the year ended December 31, 1997. This increase was primarily attributable to the Follow-On Offering (as defined below), and the exercise of the related overallotment option, which were completed on March 24, 1997 and April 1, 1997, respectively, which resulted in the issuance of an aggregate of 8,250,000 Common Shares, the Preferred Offering (as defined below), which was completed on August 11, 1997, which resulted in the issuance of 5,000,000 preferred shares of beneficial interest, the Senior Notes Offering (as defined below), which was completed on August 19, 1997, which resulted in the issuance of $200 million principal amount of unsecured notes, the Common Shares Offering (as defined below), which was completed on November 19, 1997, which resulted in the issuance an aggregate of 9,200,000 Common Shares, the Direct Placement (as defined below), which was completed on December 11, 1997, which resulted in the issuance of 796,505 Common Shares and the issuance of $150 million principal amount of unsecured notes in December. The net proceeds to the Company of these offerings were approximately $191.7 million, $120.8 million, $198.0 million, $222.2 million, $20.0 million and $149.0 million, respectively.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funded its long-term liquidity requirements, such as property acquisition and development activities, primarily through secured line of credit facilities (the "Lines of Credit"). During the second quarter of 1997, the Company replaced these secured facilities with a $325.0 million unsecured line of credit (the "Credit Facility").

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's and S&P. On June 23, 1997, Moody's raised its prospective senior debt rating of the Company to Baa3 from Ba2 and on July 22, 1997, S&P assigned a BBB- prospective senior debt rating to the Company. At these ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over the Eurodollar Rate.

Periodically, the Company pays down borrowings on the Credit Facility with funds from long term capital sources. In the year ended December 31, 1997, the Company used approximately $907.7 million of the proceeds from the Follow-On Offering, Common Shares Offering, the Preferred Offerings, the Senior Notes Offering, the Direct Placement and unsecured note issuances to paydown the Credit Facility.

As of December 31, 1997, $363.6 million in mortgage loans were outstanding with maturities ranging from 1998 to 2013. The interest rates on $344.4 million of mortgage loans are fixed and range from 6% to 9.13%. Interest rates on $19.2 million of mortgage loans float with LIBOR or prime, all of which are subject to certain caps. The weighted average interest rate for the mortgage loans is 7.7%, and the weighted average remaining term is 8.3 years.

GENERAL

The Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time. The Company believes that its existing sources of capital, including public debt and equity markets, will provide sufficient funds to finance its continued acquisition and development activities. In this regard, the Company continues to evaluate its long-term capital sources which generally include the availability of debt financing and access to equity.

In July 1995, the Company filed a shelf registration with the Securities and Exchange Commission that enabled the Company to offer up to an aggregate of $350.0 million of securities, including common shares of beneficial interest, preferred shares of beneficial interest and debt (the "Initial Shelf Registration"). On November 27, 1995, the Company completed a follow-on public offering of 7,200,000 common shares resulting in proceeds of $140.4 million.

On October 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission registering for issuance 1,000,000 Common shares to be issued through the Company's Dividend Reinvestment and Share Purchase Plan.

On February 21, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission that enables the Company to offer up to an aggregate of $850.0 million of securities, including common shares of beneficial interest, preferred shares of beneficial interest and debt (the "Second Shelf Registration"). On March 24, 1997, the Company completed a public offering (the "Follow-on Offering") which resulted in the issuance of an additional 7,500,000 Common Shares, and on April 1, 1997, the related overallotment option was exercised, resulting in the issuance of an additional 750,000 Common Shares. The issuance of these Common Shares resulted in aggregate net proceeds to the Company of $191.7 million.

On August 11, 1997, the Company completed a public offering (the
"Preferred Offering") which resulted in the issuance of 5,000,000 8.8% Series A Cumulative Reedeemable Preferred Shares of Beneficial Interest. The issuance of these Preferred Shares resulted in aggregate net proceeds to the Company of $120.8 million.

On August 19, 1997, the Company completed a public offering (the "Senior Notes Offering") which resulted in the issuance of $200.0 million principal amount of unsecured notes. The issuance of these Senior Notes resulted in aggregate net proceeds to the Company of $198.0 million.

On October 24, 1997, the Company established a medium-term note program pursuant to which it may issue $200 million principal amount of the Operating Partnership's Medium-Term Notes Due Nine Months or More from Date of Issue.

On November 19, 1997, the Company consummated a public offering (the "Common Shares Offering") of 9,200,000 Common Shares. The aggregate net proceeds to the Company from such offering were approximately $222.2 million.

On December 9, 1997, the Company sold $100 million principal amount of 6.95% notes due 2006 and, on December 11, 1997, the Company sold $50 million principal amount of 6.97% notes due 2003. The aggregate net proceeds to the Company from such offerings were approximately $149.0 million.

On December 11, 1997, the Company consummated a public offering of 796,505 Common Shares for aggregate net proceeds to the Company of $20.0 million (the "Direct Placement").

On December 24, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission that enables the Company to offer up to an aggregate of $1.5 billion of securities, including common shares of beneficial interest, preferred shares of beneficial interest and debt (the "Third Shelf Registration"). The Third Shelf Registration Statement became effective on January 4, 1998. Collectively, the Initial Shelf Registration, the Second Shelf Registration and the Third Shelf Registration are referred to as the "Shelf Registration Statement".

In connection with the acquisition of properties during the year ended December 31, 1997, the Company issued 1,197,739 Units.

Subsequent to year end, on January 12, 1998, the Company augmented its medium-term note program to enable the Company to offer, in the aggregate, up to $450 million of the Operating Partnership's medium-term notes. Under the program, on January 22, 1998, the Company sold $75 million principal amount of 6.375% notes due 2013. Such notes are subject to mandatory repayment of principal to the holders thereof in 2003 pursuant to a call/put option relating to such notes. Also under the program, on January 23, 1998, the Company sold $100 million principal amount of 7.50% notes due 2018. The aggregate net proceeds to the Company from such offerings were approximately $173.3 million.

On January 21, 1998, the Company consummated a public offering of 2,300,000 Common Shares. The aggregate net proceeds to the Company from such offering were approximately $60.4 million.

On February 23, 1998, the Company consummated a public offering of 1,702,128 Common Shares. The aggregate net proceeds to the Company from such offering were approximately $42.7 million.

After the completion of the equity and debt offerings described above, the Company has the capacity pursuant to the Shelf Registration Statement to issue up to $891.0 million in equity securities and the Operating Partnership has the capacity to use up to $475.2 million in debt securities (including the $275.0 million of medium-term notes available under the medium-term note program).

In December 1997, the Board of Directors of the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights
Plan) was attached to each outstanding Common Share at the close of business on December 31, 1997. In addition, a Right will be attached to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company, under certain conditions, a unit (a "Rights Plan Unit") consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the "Junior Preferred Stock"), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Shares or other voting securities ("Voting Stock") that have 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences with or makes an announcement of an intention to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights are redeemable by the Company at a price of $0.0001 per Right. If not exercised or redeemed, all Rights will expire on December 31, 2007.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from Operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from Operations is defined by NAREIT as net income or loss after preferred dividends (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real-estate related depreciation and amortization and minority interest and excluding significant non-recurring events that materially distort the comparative measurement of the Company's performance over time. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from Operations for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           1997       1996       1995
                                         --------   --------   --------
                                                 (IN THOUSANDS)

Income available to
common shareholders                      $ 56,197   $ 33,740   $ 19,466
Addback:
  Minority interest                         5,606      3,891      2,843
  Depreciation and amortization            40,315     27,863     22,297
  Premium on debenture conversion              98      1,027          -
  Write off of deferred financing costs     2,919          -          -
  Gain on sale                             (2,518)      (577)         -
                                         --------   --------   --------
Funds from Operations                    $102,617   $ 65,944   $ 44,606
                                         ========   ========   ========

INFLATION

Inflation has remained relatively low during the last three years, and as a result, has not had a significant impact on the Company during this period. The Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the Credit Facility will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes or utilities, substantially all of the tenant's leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The dual presentation of financial statements for the Company is required by the Securities and Exchange Commission. The Company is comprised of two Securities and Exchange Commission registrants: Liberty Property Trust and Liberty Property Limited Partnership. Accordingly, one set of financial statements are required for each registrant. The financial information contained within the two sets of financial statements is essentially the same, with the exception of reformatting to account for the ownership differences between the entities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT
AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust:
----------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 1997 and 1996

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31,
  1997, 1996 and 1995

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31,
  1997, 1996 and 1995

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31,
  1997, 1996 and 1995

Notes to Financial Statements - Liberty Property Trust

Financial Statement Schedule - Liberty Property Trust:
Schedule III - Real Estate and Accumulated Depreciation as of December
  31, 1997

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership:
------------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
   1997 and 1996

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 1997, 1996 and 1995

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements - Liberty Property Limited Partnership

Financial Statement Schedule - Liberty Property Limited Partnership:
Schedule III - Real Estate and Accumulated Depreciation as of
   December 31, 1997

REPORT OF INDEPENDENT AUDITORS




To The Board of Trustees and Shareholders
Liberty Property Trust



We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 1997 and 1996, the consolidated results of Liberty Property Trust's operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity
with generally accepted accounting principles.   Also, in our opinion,
the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                   /s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania                         ERNST & YOUNG LLP
February 13, 1998, except for Note 13,
as to which the date is February 23, 1998

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 31,
                                               -------------------------
                                                  1997          1996
                                               ----------    ----------
ASSETS
Real estate:
 Land and land improvements                    $  238,519    $  140,196
 Buildings and improvements                     1,639,821       908,835
 Less accumulated depreciation                   (149,311)     (119,151)
                                               ----------    ----------
Operating real estate                           1,729,029       929,880

 Development in progress                          156,093        85,628
 Land held for development                         61,904        44,054
                                               ----------    ----------
Net real estate                                 1,947,026     1,059,562

Cash and cash equivalents                          55,079        19,612
Accounts receivable                                 6,517         7,007
Deferred financing and leasing costs,
 net of accumulated amortization
 (1997 $40,560; 1996 $30,985)                      32,536        27,013
Prepaid expenses and other assets                  53,179        39,418
                                               ----------    ----------
Total assets                                   $2,094,337    $1,152,612
                                               ==========    ==========
LIABILITIES
Mortgage loans                                 $  363,591    $  240,803
Unsecured notes                                   350,000             -
Lines of credit                                   135,000       266,692
Convertible debentures                            111,543       171,214
Accounts payable                                   14,544         6,294
Accrued interest                                   10,960         7,411
Dividend payable                                   25,927        14,248
Other liabilities                                  42,499        28,923
                                               ----------    ----------
Total liabilities                               1,054,064       735,585

Minority interest                                  84,678        41,495

SHAREHOLDERS' EQUITY
8.8% Series A cumulative redeemable
 preferred shares, $.001 par value,
 5,000,000 shares authorized,
 5,000,000 shares issued and outstanding
 as of December 31, 1997                          120,814             -
Common shares of beneficial interest,
 $.001 par value, 200,000,000 shares
 authorized, 52,692,940 and 31,400,361
 shares issued and outstanding as of
 December 31, 1997 and 1996, respectively              53            31
Additional paid-in capital                        846,949       370,813
Unearned compensation                                (985)       (1,408)
(Dividends in excess of net
 income) retained earnings                        (11,236)        6,096
                                               ----------    ----------
Total shareholders' equity                        955,595       375,532
                                               ----------    ----------
Total liabilities and shareholders' equity     $2,094,337    $1,152,612
                                               ==========    ==========
See accompanying notes.

             CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1997           1996           1995
                                              ------------   ------------   ------------
REVENUE
Rental                                        $  169,859     $   112,841    $    89,163
Operating expense reimbursement                   55,502          35,886         24,604
Management fees                                      673           1,340            734
Interest and other                                 6,483           4,198          2,540
                                              ------------   -----------    -----------
Total revenue                                    232,517         154,265        117,041

OPERATING EXPENSES
Rental property                                   43,118          29,624         20,010
Real estate taxes                                 17,961          11,229          9,304
General and administrative                        10,650           8,023          5,212
Depreciation and amortization                     40,752          28,203         22,518
                                              ------------   -----------    -----------

Total operating expenses                         112,481          77,079         57,044
                                              ------------   -----------    -----------

Operating income                                 120,036          77,186         59,997

Premium on debenture conversions                      98           1,027             --
Interest expense                                  53,888          38,528         37,688
                                              ------------   -----------    -----------

Income before minority
 interest                                         66,050          37,631         22,309

Minority interest                                  5,606           3,891          2,843
                                              ------------   -----------    -----------

Net income                                        60,444          33,740         19,466

Preferred dividends                                4,247               -              -
                                              ------------   -----------    -----------

Income available to common shareholders       $   56,197     $    33,740    $    19,466
                                              ============   ===========    ===========

Income per common share - basic               $     1.39     $      1.14    $      0.89
                                              ============   ===========    ===========

Income per common share - diluted             $     1.38     $      1.14    $      0.89
                                              ============   ===========    ===========

Weighted average number of
 common shares outstanding - basic                40,493          29,603         21,833
                                              ============   ===========    ===========

Weighted average number of common shares
 outstanding - diluted                            40,806          29,678         21,838
                                              ============   ===========    ===========

See accompanying notes.

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF LIBERTY PROPERTY TRUST
                                                         (IN THOUSANDS)

                                                                                         RETAINED
                                                                                        EARNINGS/
                                                COMMON                                  (DIVIDENDS
                                               SHARES OF    ADDITIONAL                   IN EXCESS        TOTAL
                                   PREFERRED   BENEFICIAL    PAID-IN       UNEARNED       OF NET       SHAREHOLDERS'
                                     SHARES     INTEREST     CAPITAL     COMPENSATION     INCOME)         EQUITY
                                   ----------  ---------   ------------  ------------   -----------   --------------
Shareholders' equity at
 January 1, 1995                               $      21    $ 182,856                   $    46,790    $   229,667

Net proceeds from the issuance
 of common shares                                      7      131,451                             -        131,458
Conversion of debentures                               -          100                             -            100
Net income                                             -            -                        19,466         19,466
Common dividends                                       -            -                       (45,170)       (45,170)
                                               ---------    ----------                  ------------   ------------

Balance at December 31, 1995                          28      314,407                        21,086        335,521

Conversion of debentures                               3       55,802                             -         55,805
Unearned compensation                                  -        2,112     $   (1,408)             -            704
Net income                                             -            -              -         33,740         33,740
Common dividends                                       -            -              -        (48,730)       (48,730)
Noncash compensation                                   -          370              -              -            370
Minority interest reclassifcation                      -       (1,878)             -              -         (1,878)
                                               ---------    ----------    -----------   -----------    -----------

Balance at December 31, 1996                          31      370,813         (1,408)         6,096        375,532

Net proceeds from the issuance
 of common shares                                     19      434,053              -              -        434,072
Net proceeds from the
 issuance of preferred shares      $  120,814          -            -              -              -        120,814
Conversion of debentures                               3       57,263              -              -         57,266
Unearned compensation                       -          -            -            423              -            423
Net income                                  -          -            -              -         60,444         60,444
Common dividends                            -          -            -              -        (73,529)       (73,529)
Preferred dividends                                                                          (4,247)        (4,247)
Noncash compensation                        -          -          802              -              -            802
Minority interest reclass-
 ification                                  -          -      (15,982)             -              -        (15,982)
                                   ----------  ----------   ----------    -----------   -----------    -----------

Balance at December 31, 1997       $  120,814  $      53    $ 846,949     $     (985)   $   (11,236)   $   955,595
                                   ==========  ==========   ==========    ===========   ===========    ===========

See accompanying notes.

           CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                     (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                    1997          1996          1995
                                               ------------  ------------  ------------
OPERATING ACTIVITIES
Net income                                     $    60,444   $    33,740   $    19,466
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation and amortization                     40,752        28,203        22,518
  Amortization of deferred financing costs           7,367         4,561         4,869
  Minority interest in net income                    5,606         3,891         2,843
  Gain on sale                                      (2,518)         (577)            -
  Noncash compensation                                 423           704             -
  Changes in operating assets and liabilities:
   Accounts receivable                                 490        (1,399)       (1,006)
   Prepaid expenses and other assets               (11,881)      (12,897)       (5,595)
   Accounts payable                                  8,250         1,717         2,871
   Accrued interest                                  3,549        (2,028)         (286)
   Other liabilities                                14,378         8,463         9,641
                                               -----------   -----------   -----------
Net cash provided by operating activities          126,860        64,378        55,321
                                               -----------   -----------   -----------
INVESTING ACTIVITIES
Investment in properties                          (655,744)     (115,971)     (193,219)
Proceeds from disposition of properties             33,958             -             -
Investment in development in progress             (206,593)     (126,392)      (64,122)
Investment in land held for development            (17,850)      (15,476)      (20,367)
Increase in deferred leasing costs                  (8,642)       (7,588)       (4,154)
                                               -----------   -----------   -----------
Net cash used in investing activities             (854,871)     (265,427)     (281,862)
                                               -----------   -----------   -----------
FINANCING ACTIVITIES
Net proceeds from issuance of common stock         434,072             -       131,458
Net proceeds from issuance of preferred shares     120,814             -             -
Proceeds from issuance of unsecured notes          350,000             -             -
Proceeds from mortgage loans                       124,815        77,605        91,800
Repayments of mortgage loans                       (50,340)       (8,917)       (7,659)
Proceeds from lines of credit                      776,017       237,191       167,925
Repayments on lines of credit                     (907,709)      (42,393)     (140,031)
Deposits on pending acquisitions                        45         2,593        12,865
Increase in deferred financing costs               (10,941)       (3,469)       (5,576)
Common dividends                                   (64,568)      (47,190)      (33,830)
Preferred dividends                                 (2,414)            -             -
Distribution to partners                            (6,313)       (5,388)       (4,951)
                                               -----------   -----------   -----------
Net cash provided by financing activities          763,478       210,032       212,001

Increase (decrease) in cash and
 cash equivalents                                   35,467         8,983       (14,540)

Cash and cash equivalents at
 beginning of year                                  19,612        10,629        25,169
                                               -----------   -----------   -----------

Cash and cash equivalents at end of year       $    55,079   $    19,612   $    10,629
                                               ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                   $     7,892   $       487   $     2,617
Acquisition of properties                          (77,105)            -       (55,874)
Assumption of mortgage loans                        48,313             -        41,117
Issuance of operating partnership units             28,792             -        14,757
Noncash compensation                                   802           370             -
Conversion of convertible debentures                57,266        55,805           100
                                               ===========   ===========   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At December 31, 1997, the Trust owned a 91.84% interest in the Operating Partnership as the sole general partner and a 0.02% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Mid-Western United States.

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

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

        Building and improvements          40 years
        Equipment                          10 years
        Tenant improvements                Term of the related lease

Expenditures directly related to acquisition, development or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

Cash and Cash Equivalents

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

Income per Common Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaced the calculation of primary and fully diluted income per common share with basic and diluted income per common share. Unlike primary income per common share, basic income per common share excludes any dilutive effects of options. Diluted income per common share includes the weighted average common shares and dilutive effect of the outstanding options for the years ended December 31, 1997, 1996 and 1995, and excludes the effects of the conversion of the Units and Convertible Debentures into common shares, as to do so would have been antidilutive for the periods presented. The securities excluded from the diluted calculation could potentially dilute basic income per common share in the future. All income per common share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirement.

The following table sets forth the computation of basic and diluted income per common share:

                                     FOR THE YEAR ENDED 1997                   FOR THE YEAR ENDED 1996
                               -------------------------------------     -------------------------------------
                                 INCOME        SHARES      PER-SHARE       INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------     -----------  -------------  ---------
Net income                      $  60,444                                 $  33,740
Less: Preferred dividends           4,247                                         -
                               -----------                               -----------

BASIC income per common share
Income available to
  common shareholders              56,197       40,493      $ 1.39           33,740       29,603     $   1.14
                                                           =========                                 =========

EFFECT OF DILUTIVE SECURITIES
Options                                 -          313                            -           75
                               -----------  -------------                -----------  -------------

DILUTED income per common share
Income available to common
 shareholders and assumed
 conversions                    $  56,197       40,806      $ 1.38        $  33,740       29,678     $   1.14
                               ===========  =============  =========     ===========  =============  ========

                                     FOR THE YEAR ENDED 1995
                               -------------------------------------
                                 INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------

Net income                      $  19,466
Less: Preferred dividends               -
                               -----------

BASIC income per common share
Income available to
  common shareholders              19,466        21,833      $ 0.89
                                                           =========

EFFECT OF DILUTIVE SECURITIES
Options                                 -             5
                               -----------  ------------

DILUTED income per common share
Income available to common
 shareholders and assumed
 conversions                    $  19,466        21,838      $ 0.89
                               ===========  ============   =========

Basic income per common share would be $1.39 calculated as if the debenture conversions which occurred in 1997 had occurred on January 1, 1997.

Income Taxes

The Trust qualifies and intends to continue to qualify as REIT under the Internal Revenue Code. As a REIT, the Trust generally will not be subject to federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. The Trust may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

The Company paid common dividends of $70.6 million, $52.6 million, and $38.7 million, during the years ended December 31, 1997, 1996 and 1995. On a per share basis, the Company paid common dividends of $1.65, $1.61, and $1.60 during the years ended December 31, 1997, 1996 and 1995. The portions of the 1997 common dividend relating to return of capital, earnings and profits, and capital gain are 30.4%, 68.4%, and 1.2%, respectively. The capital gain distribution for the 1997 common dividend designated as unrecaptured section 1250 gain (25% tax rate) and long-term capital gain (20% tax rate) are 63.4% and 36.6%, respectively.

The Company paid preferred dividends of $2.4 million during the year ended December 31, 1997. On a per share basis, the Company paid preferred dividends of $0.48 during the year ended December 31, 1997. The portions of the 1997 preferred dividend relating to return of capital, earnings and profits, and capital gain are 0.0%, 95.3%, and 4.7%, respectively. The portion of the capital gain distribution for the 1997 preferred dividend designated as unrecaptured section 1250 gain (25% tax rate) and long-term capital gain (20% tax rate) are 63.4% and 36.6%, respectively.

The Federal tax cost basis of the real estate at December 31, 1997 was approximately $2.0 billion.

3.   REAL ESTATE

At December 31, 1997 and 1996, the Company owned and operated industrial and office properties located principally in suburban mixed use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                  LAND        BUILDINGS
                                AND LAND         AND                   ACCUMULATED
                              IMPROVEMENTS   IMPROVEMENTS    TOTAL     DEPRECIATION
                              ------------   ------------  ---------   ------------
1997:
Industrial properties          $ 140,793     $  873,937    $1,014,730  $   81,774
Office properties                 97,726        765,884       863,610      67,537
                               ----------    -----------   ----------  -----------

1997 Total                     $ 238,519     $1,639,821    $1,878,340  $  149,311
                               ==========    ===========   ==========  ===========
1996:
Industrial properties          $  85,459     $  517,272    $  602,731  $   62,557
Office properties                 54,737        391,563       446,300      56,594
                               ---------     -----------   ----------  -----------

1996 Total                     $ 140,196     $  908,835    $1,049,031  $  119,151
                               =========     ===========   ==========  ===========

Depreciation expense was $36.0 million in 1997, $25.0 million in 1996, and $19.7 million in 1995.

As of December 31, 1997, the Company has commenced development on 43 properties, which upon completion are expected to comprise approximately
4.1 million square feet of leaseable space. As of December 31, 1997, approximately $156.1 million has been expended for the development of these projects and an additional $148.8 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

An affiliated company provides construction services to the Company. Amounts paid to this affiliate were $8.2 million in 1997, $29.7 million in 1996 and $6.2 million in 1995.

During 1995, three properties were purchased from partnerships in which officers of the Company had an interest. The officers received no financial consideration for the purchase.

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1997, 1996 and 1995 the fees for these services were $600,000 per year. Additionally, the Company committed to loans in 1996 to two affiliates (Rouse Kent Development Limited and 1 Tower View Limited) for development projects. As of December 31, 1997, only one (1 Tower View Limited) of these loans, with a balance of $5.5 million, remained outstanding. As of December 31, 1996, the balance of these loans was $7.4 million.

5.   MORTGAGE LOANS, UNSECURED NOTES, LINES OF CREDIT AND CONVERTIBLE
DEBENTURES

Long term indebtedness consists generally of mortgage loans, unsecured notes, lines of credits, and convertible debentures.
The average annualized interest rates for the years ended December 31, 1997, 1996 and 1995, were approximately 7.5%, 7.6% and 7.8%, respectively. Interest expense for the years ended December 31, 1997, 1996 and 1995, aggregated $53.9 million, $38.5 million and $37.7 million, respectively. Interest costs during these periods of $11.8 million, $7.7 million and $3.5 million, were capitalized. Cash paid for interest for the years ended December 31, 1997, 1996 and 1995, was $54.9 million, $43.7 million and $36.7 million, respectively.

Mortgage loans with maturities ranging from 1998 to 2013 are collateralized by and in some instances cross-collateralized by properties with a book value of $493.2 million. The interest rates on $344.4 million of mortgage loans are fixed and range from 6% to 9.13%. Interest rates on $19.2 million of mortgage loans float with Eurodollar or prime and are subject to certain caps. The weighted average interest rate on the mortgage loans is 7.7% and the weighted average remaining term is 8.3 years.

The aggregate maturities of the mortgage loans outstanding are as follows (in thousands):

        1998                 $ 13,443
        1999                   21,718
        2000                   32,451
        2001                   22,700
        2002                    6,044
        Thereafter            267,235
                             --------
        TOTAL                $363,591
                             ========

The unsecured notes are comprised of $350 million principal amount of fixed rate unsecured notes with four maturities, which are as follows:
$50 million principal amount bears interest at 6.97% and is due 2003, $100 million principal amount bears interest at 7.1% and is due 2004, $100 million principal amount bears interest at 6.95% and is due 2006, and $100 million principal amount bears interest at 7.25% and is due 2007.

The line of credit is a $325 million unsecured credit facility (the "Credit Facility") which replaced two existing secured lines of credit aggregating $350 million in May 1997. Coincident with the replacement of the lines of credit, $2.9 million of related deferred financing costs were charged to interest expense. The interest rate on borrowings under the Credit Facility fluctuates, based on the Company's leverage levels and senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's, respectively. At these ratings, the current interest rate on the Credit Facility is 110 basis points over the Eurodollar Rate (7.09% at December 31, 1997). The rate for both Lines of Credit at December 31, 1996 was 7.13%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee.

The convertible debentures are due on June 23, 2001 and are exchangeable for common shares of beneficial interest of the Trust (the
"Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of convertible debentures, subject to certain adjustments. The initial interest rate on the convertible debentures was 8% and increases with increases in the dividend payment on the Company's Common Shares. At the current $.42 per share per quarter dividend payment rate, the effective interest rate on the convertible debentures is 8.4%. At December 31, 1996, the effective interest rate on the convertible debentures was 8.2%. During the year ended December 31, 1997, the Company paid sums aggregating $98,000 to facilitate the conversion of $17.3 million of convertible debentures into 862,650 Common Shares. During the year ended December 31, 1997, $2.4 million of deferred financing costs relating to converted convertible debentures were charged to additional paid-in capital. During the year ended December 31, 1996, the Company paid sums aggregating $1.0 million to facilitate the conversion of $58.7 million of convertible debentures into 2,934,300 Common Shares. During the year ended December 31, 1996, $2.9 million of related deferred financing costs were charged to additional paid-in capital. At December 31, 1997 and 1996 the convertible debentures were convertible into 5,577,150 Common Shares and 8,560,700 Common Shares, respectively.

The fair value of the convertible debentures at December 31, 1997 was $159.3 million based on the closing bid price of the Company's Common Shares on the New York Stock Exchange. The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1997, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under non-cancellable operating leases as of December 31, 1997 are as follows (in thousands):

        1998                 $  211,211
        1999                    186,375
        2000                    147,201
        2001                    109,323
        2002                     85,078
        Thereafter              309,527
                             ----------
        TOTAL                $1,048,715
                             ==========

In addition to minimum rental payments, tenants pay for their pro rata share of specified operating expenses. These amounts are included as operating expense reimbursement in the accompanying statements of operations.

7.  MINORITY INTEREST

In conjunction with the formation of the Company and certain subsequent acquisitions, persons contributing interest in properties to the Operating Partnership have received limited partnership interests in the Operating Partnership. In connection with the acquisition of properties for the year ended 1997, the Company issued 1,197,739 units. There were no units issued in connection with the acquisition of properties in 1996. The aggregate outstanding limited partnership interests have the same economic characteristics as would 4,668,700 Common Shares outstanding as of December 31, 1997, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of Common Shares of the Trust.

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

The Company's Share Incentive Plan ("Share Incentive Plan") has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 2,100,000 shares of the Company's Common Shares. An amendment to increase the number of Common Shares available for awards under the Share Incentive Plan from 2,100,000 to 4,033,535 was approved at the 1997 Annual Shareholders' Meeting. All options granted have 10-year terms and vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rate of 5.5%, 6.2% and 6.2%;
dividend yield of 6.0%, 7.0% and 7.0%; volatility factor of the expected market price of the Common Shares of .155, .164 and .164; and a weighted-average expected life of the option of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

For purposes of pro forma disclosures, the estimated fair value of the options determined according to the Black-Scholes Option pricing model is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):
                                         1997       1996       1995
                                      ---------   ---------  --------
Pro forma income available to
   common shareholders                $  55,538   $  33,359  $ 19,392

Pro forma income per
   common share:

   Basic                              $    1.37   $    1.13  $   0.89
   Diluted                            $    1.36   $    1.12  $   0.89

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company's share option activity, and related information for the years ended December 31, 1997, 1996 and 1995 follows:

                                      1997                1996                1995
                               -----------------   -----------------   ------------------
                                        WEIGHTED            WEIGHTED             WEIGHTED
                                        AVERAGE             AVERAGE               AVERAGE
                               OPTIONS  EXERCISE   OPTIONS  EXERCISE   OPTIONS   EXERCISE
                               (000s)    PRICE     (000s)    PRICE     (000s)     PRICE
                               -------  --------   -------  --------   --------- --------
Outstanding-beginning of year   1,470   $ 20.28     1,468   $ 20.26       765     $20.00
Granted                           542   $ 25.66       166     20.77       703      20.54
Exercised                         (49)  $ 23.00      (118)    20.77         -          -
Forfeited                           -         -       (46)    20.00         -          -
                               -------  -------    -------  -------    -------   -------
Outstanding-end of year         1,963   $ 21.70     1,470   $ 20.28     1,468     $20.26
                               =======  =======    =======  =======    =======   =======

Exercisable at end of year      1,081   $ 20.18       501   $ 20.15       153     $20.00

Weighted-average fair
 value of options granted
 during the year               $ 2.05              $ 1.62              $ 1.60

Exercise prices for options outstanding as of December 31, 1997 ranged from $19.75 to $26.95. The weighted-average remaining contractual life of those options is 7.7 years.

An additional 1,858,502, 511,887, and 632,400 Common Shares were reserved for issuance for future grants from the Share Incentive Plan at December 31, 1997, 1996 and 1995, respectively.

9.  SHAREHOLDER'S RIGHTS PLAN

In December 1997, the Board of Directors of the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights
Plan) was attached to each outstanding Common Share at the close of business on December 31, 1997. In addition, a Right will be attached to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company, under certain conditions, a unit (a "Rights Plan Unit") consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the "Junior Preferred Stock"), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Shares or other voting securities ("Voting Stock") that have 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences with or makes an announcement of an intention to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights are redeemable by the Company at a price of $0.0001 per Right. If not exercised or redeemed, all Rights will expire on December 31, 2007.

10.   COMMITMENTS AND CONTINGENCIES

All of the Properties were subject to Phase I Environmental
Assessments ("Phase I Assessments") obtained in contemplation of their acquisition by the Company. The Phase I Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Phase I

Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

In connection with one of the 1997 acquisitions, the Company is obligated to purchase, over a 10-year period ending in 2007, approximately 800 acres of land for commercial development. The purchase price of the land is $17.5 million, plus accrued interest at 7.5% per annum, payable over 10 years ending in 2007.

The Trust is not a party to any material legal proceedings. In the ordinary course of business, the Operating Partnership is party to routine litigation incidental to its business and in addition it is covered by insurance.

11.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  1997      1997       1997      1997       1996       1996      1996       1996
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $ 50,636  $ 45,241   $ 39,341  $ 34,641   $ 30,822  $  28,921  $ 27,146  $  25,952
                                ========  ========   ========  ========   ========  =========  ========  =========

Operating income                  38,467    31,363     26,100    24,106     20,884     19,657    18,557     18,088
                                ========  ========   ========  ========   ========  =========  ========  =========
Income before
 minority interest                24,750    17,571     12,205    11,524     10,630      9,313     8,734      8,954
                                ========  ========   ========  ========   ========  =========  ========  =========
Income available to
 common shareholders              20,209    14,484     10,955    10,549      9,572      8,370     7,809      7,989
                                ========  ========   ========  ========   ========  =========  ========  =========
Income per common share -
 basic                          $   0.44  $   0.36   $   0.27  $   0.32   $   0.31  $    0.28  $   0.27  $    0.28
                                ========  ========   ========  ========   ========  =========  ========  =========
Income per common share -
 diluted                        $   0.44  $   0.35   $   0.27  $   0.32   $   0.31  $    0.28  $   0.27  $    0.28
                                ========  ========   ========  ========   ========  =========  ========  =========

The 1996 and first three quarters of 1997 income per common share amounts have been restated to comply with Statement of Financial
Accounting Standards No. 128, "Earnings per Share".

12.   PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information has been prepared assuming the 1997 Common and Preferred Shares Offerings and the acquisitions of 33 properties acquired in 1996, and 170 properties acquired in 1997 had occurred at January 1, 1996. The 1996 acquisitions were acquired for a total investment of $132.9 million and the 1997 acquisitions were acquired for a total investment of $727.9 million.

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                             1997            1996
                                           --------       ---------
                                               (IN THOUSANDS,
                                           EXCEPT PER SHARE AMOUNTS)
                                           ------------------------
Total revenues                             $ 287,203      $ 255,424
Income available to common shareholders       72,328         56,545
Income per share - basic (1)               $    1.41      $    1.18
Income per share - diluted (1)                  1.40           1.18

(1) Income in the per share calculations has been computed after a deduction for minority interest.

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the Common Share Offering and the Preferred Shares Offering as of January 1, 1996, nor do they purport to represent the results of operations of the Company for future periods.

13.  SUBSEQUENT EVENTS


On January 22, 1998, the Company sold $75.0 million principal amount of 6.375% notes due 2013. Such notes are subject to mandatory repayment of principal to the holders thereof in 2003 pursuant to a call/put option relating to such notes. On January 23, 1998, the Company sold $100.0 million principal amount of 7.50% notes due 2018. The aggregate net proceeds to the Company from such offerings were approximately $173.3 million.

On January 21, 1998, the Company consummated a public offering of 2,300,000 Common Shares. The aggregate net proceeds to the Company from such offering were approximately $60.4 million.

On February 23, 1998, the Company consummated a public offering of 1,702,128 Common Shares. The aggregate net proceeds to the Company from such offering were approximately $42.7 million.

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1997

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                 Malvern, PA           $          -   $    724,058 $            -   $  4,843,344
420 Lapp Road                           Malvern, PA                 *           1,054,418              -      6,327,423
1 Chelsea Parkway                       Boothwyn, PA                     -        245,082              -      2,611,090
3 Chelsea Parkway                       Boothwyn, PA                     -        288,654              -      2,784,590
747 Dresher Road                        Horsham, PA                      -      1,607,238              -      3,946,288
45-67 Great Valley Parkway              Malvern, PA                 *             795,143              -      2,846,228
1180 Church Road                        Lansdale, PA                     -      2,357,045     10,041,340      4,777,535
40 Valley Stream Parkway                Malvern, PA                 *             322,918              -      2,185,822
50 Valley Stream Parkway                Malvern, PA                      -        323,971              -      2,375,727
20 Valley Stream Parkway                Malvern, PA                 *             465,539              -      5,044,423
800 Town Center Drive                   Langhorne, PA                    -      1,617,150              -      8,776,186
1610 Medical Drive                      Pottstown, PA                    -        211,639              -      2,499,092
9, 15 Great Valley Parkway              Malvern, PA                 *           1,837,050              -     14,959,932
257-275 Great Valley Parkway            Malvern, PA                 *             504,611              -      4,361,570
300 Technology Drive                    Malvern, PA                      -        368,626              -      1,293,647
277-293 Great Valley Parkway            Malvern, PA                      -        530,729              -      1,889,105
311 Technology Drive                    Malvern, PA                      -        397,131              -      2,196,846
325 Technology Drive                    Malvern, PA                 *             376,444              -      1,851,241
7 Great Valley Parkway                  Malvern, PA                 *             176,435              -      4,229,841
55 Valley Stream Parkway                Malvern, PA                      -        215,005              -      3,096,409
65 Valley Stream Parkway                Malvern, PA                 *             381,544              -      4,685,028
508 Lapp Road                           Malvern, PA                 *             331,392              -      1,700,134
10 Valley Stream Parkway                Malvern, PA                 *             509,075              -      2,636,397
333 Phoenixville Pike                   Malvern, PA              2,145,661        523,530              -      3,087,305
1566 Medical Drive                      Pottstown, PA                    -        203,083              -      1,844,311
30 Great Valley Parkway                 Malvern, PA                      -        128,126              -        355,565
75 Great Valley Parkway                 Malvern, PA                      -        143,074              -        418,889
27-43 Great Valley Parkway              Malvern, PA                 *             448,775              -      2,085,060
77-123 Great Valley Parkway             Malvern, PA                 *             887,664              -      4,423,914
260 Great Valley Parkway                Malvern, PA                 *             203,916              -        849,011
256 Great Valley Parkway                Malvern, PA                 *             161,098              -      1,888,761
205 Great Valley Parkway                Malvern, PA                 *           1,368,259              -      9,506,412
12,14,16 Great Valley Parkway           Malvern, PA                      -        130,689              -      1,163,088
155 Great Valley Parkway                Malvern, PA                 *             625,147              -      2,198,481
333 Technology Drive                    Malvern, PA                 *             157,249              -      2,310,848
510 Lapp Road                           Malvern, PA                 *             356,950              -        865,210
181 Wheeler Court                       Langhorne, PA                    -        260,000      1,940,000        106,994
1100 Wheeler Way                        Langhorne, PA                    -        150,000      1,100,000         90,717
60 Morehall Road                        Malvern, PA                      -        865,424      9,285,000      4,796,385
905 Airport Road                        West Chester, PA                 -      1,715,000      5,185,000        202,101
16 Cabot Boulevard                      Langhorne, PA               *             648,889      5,851,112         75,975
1 Country View Road                     Malvern, PA                      -        400,000      3,600,000        393,846
2151 Cabot Boulevard                    Langhorne, PA               *             384,100      3,456,900        263,500
170 South Warner Road                   King of Prussia, PA              -        547,800      3,137,400      2,082,785
190 South Warner Road                   King of Prussia, PA              -        552,200      3,162,600      1,182,365
507 Prudential Road                     Horsham, PA                 *             644,900      5,804,100        231,047
100 Witmer Road                         Horsham, PA              9,710,257      3,102,784              -      9,685,337
3100 Horizon Blvd                       King of Prussia, PA              -        601,956              -      2,007,248
3300 Horizon Blvd                       King of Prussia, PA              -        566,403              -      3,261,664
3500 Horizon Blvd                       King of Prussia, PA              -      1,204,839              -      2,529,997
200 Chester Field Parkway               Malvern, PA                      -        495,893      2,739,093        121,305
767 Electronic Drive                    Horsham, PA                      -      1,229,685              -      2,937,858
5 Country View Road                     Malvern, PA                 *             785,168      4,678,632        134,612
3200 Horizon Blvd                       King of Prussia, PA              -        928,637              -      4,291,215
3000 Horizon Boulevard                  King of Prussia, PA              -      1,191,449              -      1,865,698
111-195 Witmer Road                     Horsham, PA                      -        407,005      3,129,058         95,602
300 Welsh Road                          Horsham, PA                      -        180,459      1,441,473         55,946
400 Welsh Road                          Horsham, PA                      -        282,493      2,256,508        946,356
8801 Tinicum Boulevard                  Philadelphia, PA                 -      2,474,031              -     24,427,073
440 East Swedesford Road                King of Prussia, PA              -        717,001      4,816,121      1,290,522
460 East Swedesford Road                King of Prussia, PA              -        705,317      4,737,487        300,975
50 Morehall Road                        Malvern, PA                      -        849,576              -     12,444,642
2 Walnut Grove Drive                    Horsham, PA                      -      1,281,870      7,767,374        686,718
200 Gibralter Road                      Horsham, PA                      -        638,513      5,811,323         73,144
220 Gibralter Road                      Horsham, PA                      -        629,944      5,733,228         12,048
240 Gibralter Road                      Horsham, PA                      -        629,944      5,733,234         12,092
151 S. Warner Road                      King of Prussia, PA              -      1,218,086      6,937,866         53,025
1 Walnut Grove Drive                    Horsham, PA                      -      1,058,901      5,343,606        795,381
3606 Horizon Boulevard                  King of Prussia, PA              -        789,409              -      1,924,523
650 Swedesford Road                     King of Prussia, PA              -        952,911      6,722,830      6,535,572
680 Swedesford Road                     King of Prussia, PA              -        952,361      6,722,830      6,668,953
761 Fifth Avenue                        King of Prussia, PA              -        256,463      2,061,468         39,202
771 Fifth Avenue                        King of Prussia, PA              -        152,456      1,256,908         59,970
1 Great Valley Parkway                  Malvern, PA                      -        419,460      3,792,570         87,647
5 Great Valley Parkway                  Malvern, PA                      -        684,200      6,181,661         70,612
311 Sinclair Road                       Bristol, PA                      -        277,901      1,576,906          2,039
181-187 Gibralter Road                  Horsham, PA                      -        440,549      3,979,984          3,126
104 Rock Road                           Horsham, PA                      -        330,111      2,981,669          2,334
123-135 Rock Road                       Horsham, PA                      -        292,360      2,640,689          2,066
111-159 Gibralter Road                  Horsham, PA                      -        489,032      4,417,099          3,458
161-175 Gibralter Road                  Horsham, PA                      -        360,673      3,257,722         16,596
125-137 Gibralter Road                  Horsham, PA                      -        319,906      2,889,500          2,262
261-283 Gibralter Road                  Horsham, PA                      -        494,871      4,469,840          3,499
210-223 Witmer Road                     Horsham, PA                      -        270,282      2,441,276          1,912
231-237 Gibralter Road                  Horsham, PA                      -        506,952      4,578,963          3,584
100 Gibralter Road                      Horsham, PA                      -         38,729        349,811            274
101 Gibralter Road                      Horsham, PA                      -        651,990      5,888,989          4,609
506 Prudential Road                     Horsham, PA                      -         99,140        895,470            701

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE - Continued
113-123 Rock Road                       Horsham, PA                      -        351,072      3,171,001          2,482
101-111 Rock Road                       Horsham, PA                      -        350,561      3,166,389          2,478
120 Gibralter Road                      Horsham, PA                      -        533,142      4,830,515         33,335
110 Gibralter Road                      Horsham, PA                      -        655,041      5,916,549          4,632
100-107 Lakeside Drive                  Horsham, PA                      -        239,528      2,163,498          1,694
200-264 Lakeside Drive                  Horsham, PA                      -        502,705      4,540,597        157,400
300-309 Lakeside Drive                  Horsham, PA                      -        369,475      3,338,761          2,601
400-445 Lakeside Drive                  Horsham, PA                      -        543,628      4,910,226          3,844
201 Gibralter Road                      Horsham, PA                      -        380,127      3,433,433         74,648
3600 Horizon Drive                      King of Prussia, PA              -        236,432      1,856,252         12,872
3602 Horizon Drive                      King of Prussia, PA              -        217,734      1,759,489          8,446
400-500 Brandywine Parkway              West Chester, PA                 -        845,846      6,809,025          6,229
600 Brandywine Parkway                  West Chester, PA                 -        664,899      5,352,410          4,896
14 Lee Boulevard                        Malvern, PA                 *             664,282              -      7,166,129
500 Chester Field Parkway               Malvern, PA                 *             472,364              -      2,873,049
300-400 Chester Field Parkway           Malvern, PA                 *             937,212              -      4,487,762
1805 Underwood Boulevard                Delran, NJ               1,756,160        188,610        612,736         17,699
150 Mid-Atlantic Parkway                West Deptford, NJ                -         86,968        304,672        131,758
18 Boulden Circle                       New Castle, DE                   -        188,144              -      3,830,254
501 Delran Parkway                      Delran, NJ                       -        182,192              -      2,690,712
600 Delran Parkway                      Delran, NJ                       -        368,843              -      5,945,538
1607 Imperial Way                       West Deptford, NJ                -        286,413              -      2,751,965
1 Boulden Circle                        New Castle, DE                   -         88,397              -      1,342,750
31-55 Read's Way                        New Castle, DE                   -        901,391              -      5,588,440
3 Boulden Circle                        New Castle, DE                   -        119,802              -      2,112,445
5 Boulden Circle                        New Castle, DE                   -        219,641              -      3,514,502
601 Delran Parkway                      Delran, NJ                       -        193,794              -      1,635,355
51 Haddonfield Road                     Cherry Hill, NJ                  -        251,443              -      9,246,387
57 Read's Way                           New Castle, DE           2,424,227        253,119              -      2,809,781
1370 Imperial Way                       West Deptford, NJ                -        297,000      4,373,155         39,539
8 Stow Road                             Marlton, NJ                      -        172,600      1,704,436         83,930
10 Stow Road                            Marlton, NJ                      -        147,000      1,451,536          9,799
12 Stow Road                            Marlton, NJ                      -        103,300      1,021,036        152,383
14 Stow Road                            Marlton, NJ                      -         93,100        920,336        130,753
1300 Metropolitan Avenue                West Deptford, NJ                -        220,000      1,980,000         37,266
701A Route 73 South                     Marlton, NJ                      -        264,387      3,772,000        786,779
701C Route 73 South                     Marlton, NJ                      -         84,949      1,328,000        254,873
1008 Astoria Boulevard                  Cherry Hill, NJ                  -         27,120        424,880        376,952
1475 Imperial Way                       West Deptford, NJ                -         54,000        846,000        186,789
3000 Atrium Way                         Mt. Laurel, NJ              *             500,000      4,500,000      2,740,832
750 Cardinal Drive                      Pureland, NJ                     -        230,000      2,070,000        503,481
11000, 15000, 17000 Commerce Parkway    Mt. Laurel, NJ                   -        455,100      4,394,900        488,975
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                   -        361,800      3,285,817        138,238
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                   -        289,700      2,512,683        348,273
406 Lippincott Drive                    Marlton, NJ                      -        321,455      1,539,871        791,862
234 High Hill Road                      Bridgeport, NJ              *             249,472      1,477,515        335,497
231 Lake Drive                          New Castle, DE                   -        623,043              -      3,612,554
100 Arlington Boulevard                 Bridgeport, NJ                   -          6,368              -      4,533,465
100 Berkeley Drive                      Swedesboro, NJ              *             395,160      1,915,215        166,600
301 Lippincott Drive                    Marlton, NJ                      -      1,069,837      4,780,163        381,473
303 Lippincott Drive                    Marlton, NJ                      -      1,069,837      4,780,163        349,965
510-512 Sharptown Road                  Bridgeport, NJ              *             125,410      1,072,683         34,802
901 Route 73 (901 Building)             Marlton, NJ                      -        334,411      2,733,314         87,854
Four Greentree Center                   Marlton, NJ                 *             449,400      3,074,850        458,860
512 Sharptown Road                      Bridgeport, NJ              *             180,468      1,543,617         44,243
15 Boulden Circle                       New Castle, DE                   -        406,064              -      2,966,112
404 Lippincott Drive                    Marlton, NJ                      -        131,896              -      1,650,600
263 Quigley Blvd                        New Castle, DE                   -        170,386      1,302,739        109,251
34 Blevins Drive                        New Castle, DE                   -        195,932      1,498,061         46,334
104 Gaither Drive                       Mt Laurel, NJ                    -        132,075      1,151,988        219,653
2 Lukens Drive                          New Castle, DE                   -        169,050      1,290,150         97,389
402 Lippincott Drive                    Marlton, NJ                      -        131,896              -      1,687,179
3000 Lincoln Drive                      Mt. Laurel, NJ                   -        284,052      2,458,155         39,606
6000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,151      2,022,683         56,254
7000 Commerce Parkway                   Mt. Laurel, NJ                   -        260,014      2,236,684         47,866
8000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,814      1,995,098         32,420
9000 Commerce Parkway                   Mt. Laurel, NJ                   -        286,587      2,474,820         37,361
1000 Briggs Road                        Mt. Laurel, NJ                   -        288,577      2,546,537        205,299
1025 Briggs Road                        Mt. Laurel, NJ           2,182,957        430,990      3,714,828          5,109
2000 Crawford Place                     Mt. Laurel, NJ                   -        310,831      2,797,744        138,506
1351 Metropolitan Avenue                Thorofare, NJ                    -        189,465      1,728,789          9,272
650 Grove Road                          Thorofare, NJ                    -        267,214      2,438,323          5,135
400 Grove Road                          Thorofare, NJ                    -        145,009      1,323,085          5,347
1655 Valley Center Parkway              Bethlehem, PA            1,821,799        214,431              -      1,867,129
6560 Stonegate Drive                    Allentown, PA                    -        458,281              -      2,310,959
6370 Hedgewood Drive                    Allentown, PA            2,482,280        540,795              -      2,992,692
6390 Hedgewood Drive                    Allentown, PA            1,784,480        707,203              -      2,496,381
1495 Valley Center Parkway              Bethlehem, PA            4,166,495        434,640              -      3,586,015
6350 Hedgewood Drive                    Allentown, PA            2,619,840        360,027              -      3,104,231
6330 Hedgewood Drive                    Allentown, PA                    -        531,268              -      4,203,583
1550 Valley Center Parkway              Bethlehem, PA                    -        196,954              -      3,152,216
1560 Valley Center Parkway              Bethlehem, PA                    -        240,069              -      3,778,113
6580 Snowdrift Road                     Allentown, PA                    -        388,328              -      2,436,637
1510 Valley Center Parkway              Bethlehem, PA            3,379,289        312,209              -      3,232,782
1530 Valley Center Parkway              Bethlehem, PA                    -        211,747              -      2,567,189
6540 Stonegate Drive                    Allentown, PA                    -        422,042              -      3,559,873
974 Marcon Boulevard                    Allentown, PA                    -        143,500              -      2,107,239
964 Marcon Street                       Allentown, PA            1,077,570        138,816              -      1,549,509
764 Roble Road                          Allentown, PA              771,660        141,069              -        794,167
3174 Airport Road                       Allentown, PA                    -         98,986              -      1,088,569
2196 Avenue C                           Allentown, PA                    -        101,159              -      1,201,733
2202 Hanger Place                       Allentown, PA                    -        137,439              -      1,288,063
2201 Hanger Place                       Allentown, PA                    -        128,454              -      1,403,049

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE - Continued
954 Marcon Boulevard                    Allentown, PA                    -        103,665              -        916,156
57 South Commerce Way                   Allentown, PA                    -        390,839      2,701,161        162,948
754 Roble Road                          Allentown, PA                    -        162,115      1,731,885         61,766
894 Marcon Boulevard                    Allentown, PA                    -        117,134      1,048,866         23,434
744 Roble Road                          Allentown, PA                    -        159,771      1,734,229        123,584
944 Marcon Boulevard                    Allentown, PA                    -        118,521      1,435,479        141,175
1685 Valley Center Parkway              Allentown, PA                    -        244,029              -      2,051,109
6520 Stonegate Drive                    Allentown, PA                    -        453,315              -      1,825,179
7437 Industrial Boulevard               Allentown, PA                    -        717,488      5,022,413      1,330,656
2041 Avenue C                           Allentown, PA               *             213,599      1,095,217         69,038
2124 Avenue C                           Allentown, PA               *             289,197      1,039,835         54,349
7339 Industrial Boulevard               Allentown, PA                    -      1,187,776              -      5,647,219
7384 Penn Drive                         Allentown, PA               *             651,696      2,286,518        410,371
7144 Daniels Drive                      Allentown, PA                    -      2,390,217      2,342,761      3,418,554
7620 Cetronia Road                      Allentown, PA                    -      1,091,806      3,851,456        121,030
939 Marcon Blvd                         Allentown, PA               *           2,220,414      4,524,393        734,002
100 Brodhead Road                       Allentown, PA               *             429,416      2,919,588        160,678
1455 Valley Center Parkway              Bethlehem, PA                    -        670,290              -      3,655,277
1640 Valley Center Parkway              Bethlehem, PA                    -        359,000              -      2,414,216
1650 Valley Center Parkway              Allentown, PA                    -        359,000              -      2,225,973
400 Nestle Way                          Allentown, PA           27,714,138      8,065,500              -     26,412,434
83 South Commerce Way                   Bethlehem, PA                    -        143,661        888,128        176,581
85 South Commerce Way                   Bethlehem, PA                    -        236,708        987,949         78,786
87 South Commerce Way                   Bethlehem, PA                    -        253,886      1,062,881         75,930
7339 Industrial Blvd                    Allentown, PA                    -      2,670,849     13,307,408        544,893
95 Highland Avenue                      Bethlehem, PA                    -        430,593      3,182,080        278,592
236 Brodhead Road                       Bethlehem, PA                    -        376,962      4,672,683              -
6620 Grant Way                          Allentown, PA                    -        430,824      1,915,923          4,241
7562 Penn Drive                         Allentown, PA                    -        269,614        844,069          4,080
7277 Williams Avenue                    Allentown, PA                    -        462,964      1,449,009          7,071
12000,001,040 Indian Creek Court        Beltsville, MD           6,470,200      2,659,431              -     10,070,466
8280 Patuxent Range Drive               Columbia, MD                     -        181,601              -      1,294,623
7178-80 Columbia Gateway                Columbia, MD                     -      1,569,237      4,786,887        352,345
8730 Bollman Place                      Columbia, MD                *             624,131      4,576,964         77,839
9770 Patuxent Woods Drive               Columbia, MD                     -        341,663      3,033,309          4,208
9780 Patuxent Woods Drive               Columbia, MD                     -        218,542      1,940,636          2,692
9790 Patuxent Woods Drive               Columbia, MD                     -        243,791      2,164,094          3,038
9810 Patuxent Woods Drive               Columbia, MD                     -        266,684      2,366,901          3,284
9800 Patuxent Woods Drive               Columbia, MD                     -        299,099      2,654,069          3,684
9820 Patuxent Woods Drive               Columbia, MD                     -        237,779      2,110,835          2,928
9830 Patuxent Woods Drive               Columbia, MD                     -        296,262      2,628,933          3,691
9050 Red Branch Road                    Columbia, MD                     -        290,950      2,577,153          1,100
180,190 Cochrane Drive                  Annapolis, MD                    -      3,670,256              -     16,129,298
9101,9111,9115 Guilford Road            Columbia, MD                     -        758,951              -      3,041,464
9125,9135,9145 Guilford Road            Columbia, MD                     -        900,154              -      5,587,113
10 South Third Street                   Richmond, VA                     -         27,970        127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                      -      1,063,728      8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                     -      2,007,717     14,927,608        411,598
301 Hill Carter Parkway                 Richmond, VA                *             659,456      4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                     -         29,443        215,914         15,434
5600-5626 Eastport Boulevard            Richmond, VA                *             489,941      3,592,900        119,912
5650-5674 Eastport Boulevard            Richmond, VA                *             644,384      4,025,480        132,750
5700 Eastport Boulevard                 Richmond, VA                *             408,729      2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                     -        139,887        637,261          8,938
3432 Holland Road                       Virginia Beach, VA               -        173,527        790,515         11,088
3001 Hungary Springs Road               Richmond, VA                *             136,270        620,785        (15,716)
7760 Shrader Road                       Richmond, VA                *             187,971        756,313         17,191
7740 Shrader Road                       Richmond, VA                *              81,200        369,911         38,061
4880 Cox Road                           Richmond, VA                *             743,898      4,499,807      1,165,166
5162 Valleypointe Parkway               Roanoke, VA                 *             551,483      2,612,312         35,237
4101-4127 Carolina Avenue               Richmond, VA             1,331,660        310,854      2,279,597         45,665
4201-4261 Carolina Avenue               Richmond, VA             3,043,796        693,203      5,083,493        117,171
4263-4299 Carolina Avenue               Richmond, VA             1,902,372        256,203      2,549,649        156,368
4301-4335 Carolina Avenue               Richmond, VA                     -        223,696      1,640,435        116,228
4337-4379 Carolina Avenue               Richmond, VA             2,092,610        325,303      2,385,557        322,596
4501-4549 Carolina Avenue               Richmond, VA             2,700,419        486,166      3,565,211        101,092
4551-4593 Carolina Avenue               Richmond, VA             2,732,824        474,360      3,478,646         85,614
4601-4643 Carolina Avenue               Richmond, VA             2,732,824        652,455      4,784,675        268,153
4545-4583 Carolina Avenue               Richmond, VA             2,160,335        404,616      2,967,187        797,266
4447-4491 Carolina Avenue               Richmond, VA             2,857,044        454,056      2,729,742         63,116
4401-4445 Carolina Avenue               Richmond, VA                *             615,038      4,510,272         75,786
12 S. Third Street                      Richmond, VA                     -         40,539        184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA          *             475,262      3,917,234        148,902
315 Cardiff Valley Road                 Knoxville, TN                    -        443,305      2,950,903         42,487
2300 East Parham Road                   Richmond, VA                     -        221,947      1,011,088         14,181
1347 Diamond Springs Road               Virginia Beach, VA          *             436,898      3,203,919         81,419
5221 Valleypark Drive - Bldg A          Roanoke, VA              1,287,441        285,008        998,370        224,335
5228 Valleypointe Parkway - Bldg B      Roanoke, VA              1,106,806        218,663        796,133         97,252
5238 Valleypark Drive - Bldg C          Roanoke, VA              1,290,618        416,375      1,896,832         91,730
5601-5659 Eastport Boulevard            Richmond, VA                *             705,660              -      4,714,753
5900 Eastport Boulevard                 Richmond, VA                *             676,661              -      4,416,258
4717-4729 Eubank Road                   Richmond, VA                *             449,447      3,294,697         88,475
5251 Concourse Drive                    Roanoke, VA                      -          2,813              -      1,752,260
4263F-N. Carolina Ave                   Richmond, VA                *              91,476              -      1,622,707
4200 Oakleys Court                      Richmond, VA                *             459,090      2,468,454         31,223
1821 Battery Dantzler Road              Chester, VA                      -        394,212      3,035,113         18,333
5000 Cox Road                           Glen Allen, VA              *             770,214      3,685,248         28,744
510 Eastpark Court                      Sandston, VA                *             261,961      2,110,874         37,152
520 Eastpark Court                      Sandston, VA                *             486,118      4,083,582         47,804
600 Liberty Way                         Chesterfield, VA                 -        146,126              -      5,240,282
500 Liberty Way                         Chester, VA                      -        142,692              -      4,501,321
4198 Cox Road                           Glen Allen, VA                   -        670,292      3,839,245              -
4510 Cox Road                           Glen Allen, VA                   -      1,010,024      7,469,828         18,452

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE - Continued
2809 South Lynnhaven Road               Virginia Beach, VA               -        953,590      6,142,742          7,515
200 Golden Oak Court                    Virginia Beach, VA               -      1,116,693      6,770,480          8,802
208 Golden Oak Court                    Virginia Beach, VA               -        965,177      6,728,717          7,606
1 Enterprise Parkway                    Hampton, VA                      -        974,675      5,579,869          7,684
22 Enterprise Parkway                   Hampton, VA                      -      1,097,368      6,760,778          8,642
4523 Green Point Drive                  High Point, NC             900,000        234,564              -      1,922,997
4501 Green Point Drive                  High Point, NC           1,153,943        319,289              -      2,213,201
4500 Green Point Drive                  High Point, NC             946,057        230,622              -      1,994,630
2427 Penny Road                         High Point, NC           6,607,645      1,165,664              -      6,187,028
4524 Green Point Drive                  High Point, NC              *             182,810              -      2,104,406
4328, 4336 Federal Drive                High Point, NC           6,244,530        521,122              -      7,644,052
200 Centreport Drive                    Greensboro, NC              *             331,400      3,768,600        244,158
4344 Federal Drive                      High Point, NC              *             484,001              -      2,324,176
202 Centreport Drive                    Greensboro, NC              *             549,948      5,360,462        149,059
4000 Piedmont Parkway                   High Point, NC              *             592,885      4,825,615        136,857
4380 Federal Drive                      High Point, NC                   -        282,996              -      2,034,262
4388 Federal Drive                      High Point, NC                   -        143,661              -      1,119,110
6532 Judge Adams Road                   Rock Creek, NC                   -        354,903              -      3,504,761
3860 Faber Place                        N. Charleston, SC           *             796,655      1,974,359              -
4055 Faber Place                        N. Charleston, SC           *             882,352      4,794,144              -
3820 Faber Place                        N. Charleston, SC           *             506,558      2,365,146              -
440 Knox Abbott Drive                   Cayce, SC                   *             576,767      3,395,168         53,184
Alcoa Fujikura Facility                 Duncan, SC                  *             711,353      8,056,324              -
1320 Garlington Road                    Greenville, SC              *             398,539      1,761,533              -
9800 Twin Lakes Parkway                 Charlotte, NC               *             420,079      2,152,047              -
420 Park Avenue                         Greenville, SC              *             522,548      2,730,261        275,887
111 Southchase Blvd.                    Fountain Inn, SC            *             499,065      4,570,357        291,542
300 International Blvd.                 Fountain Inn, SC                 -        180,560        639,305              -
1208 Eastchester Drive                  High Point, NC                   -        487,209      4,200,817        164,329
One Independence Pointe                 Greenville, SC                   -        780,881      6,199,230         15,957
55 Beattie Place                        Greenville, SC                   -      2,643,105     23,439,801         19,477
75 Beattie Place                        Greenville, SC                   -      2,406,646     17,400,939         17,766
1730 Stebbins Drive                     Houston, TX                      -        143,258              -        413,414
5911-5925 Richard Street                Jacksonville, FL                 -        275,582              -        508,059
8383-8385 Baycenter Road                Jacksonville, FL                 -         63,703              -        527,320
8775 Baypine Road                       Jacksonville, FL                 -        906,804              -      2,892,795
8539 Western Way                        Jacksonville, FL                 -        328,133              -      3,127,137
6255 Lake Gray Boulevard                Jacksonville, FL                 -        813,067              -      3,293,421
6600-6660 Suemac Place                  Jacksonville, FL                 -        210,804              -      1,891,471
6800-6850 Suemac Place                  Jacksonville, FL                 -        121,077              -        978,170
8665,8667,8669 Baypine Road             Jacksonville, FL                 -        966,552              -      3,911,474
8540 Baycenter Road                     Jacksonville, FL                 -        445,603              -      1,371,536
1200 Gulf Life Drive                    Jacksonville, FL                 -      1,028,864              -     16,765,527
8400 Baymeadows Way                     Jacksonville, FL                 -        557,682              -      2,331,874
8614 Baymeadows Way                     Jacksonville, FL                 -        290,291              -      1,110,880
5941-5975 Richard Street                Jacksonville, FL                 -        583,622              -      1,113,225
7970 Bayberry Road                      Jacksonville, FL                 -        127,520              -      1,199,583
6000-6030 Bowdendale Avenue             Jacksonville, FL                 -        275,475              -      1,513,480
7898 Baymeadows Way                     Jacksonville, FL                 -        561,802              -      1,972,330
5977-6607 Richard Street                Jacksonville, FL                 -        180,033              -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL                 -        210,299              -      2,678,714
7954 & 7960 Baymeadows Way              Jacksonville, FL                 -        291,312              -      2,980,181
8787 Baypine Road                       Jacksonville, FL                 -      2,076,306              -     34,505,962
7077 Bonneval Road                      Jacksonville, FL                 -        768,000      5,789,000        783,696
4190 Belfort Road                       Jacksonville, FL                 -        821,000      5,866,000      1,007,607
8011, 8021, 8031 Phillips Highway       Jacksonville, FL                 -        626,250      3,548,750        411,643
7020 AC Skinner Parkway                 Jacksonville, FL            *             398,257              -      2,501,809
11777 Central Highway                   Jacksonville, FL                 -         92,207        429,997      1,488,577
7016 AC Skinner Parkway                 Jacksonville, FL                 -        597,181              -      2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                 -        840,996              -      4,005,625
6620 Southpoint Drive                   Jacksonville, FL                 -        614,602      4,267,477        175,376
7980 Bayberry Road                      Jacksonville, FL                 -        330,726      1,338,101          3,120
9600 Satellite Boulevard                Orlando, FL                      -        252,850      1,297,923          7,618
9700 Satellite Boulevard                Orlando, FL                      -        405,362      1,146,546          7,617
1902 Cypress Lake Drive                 Orlando, FL                      -        523,512      3,191,790        210,148
8250 & 8256 Exchange Place              Orlando, FL                      -        622,413      2,507,842         26,571
6600 Southpoint Parkway                 Jacksonville, FL                 -        998,432      4,055,727         12,948
6700 Southpoint Parkway                 Jacksonville, FL                 -        620,719      3,178,610          8,737
4801 Executive Park Court - 100         Jacksonville, FL            *             554,542      4,568,633          4,066
4801 Executive Park Court - 200         Jacksonville, FL            *             370,039      1,947,751          2,717
4810 Executive Park Court               Jacksonville, FL            *             370,039      1,947,751          2,717
6602 Executive Park Court - 100         Jacksonville, FL            *             388,541      2,045,139          2,852
6602 Executive Park Court - 200         Jacksonville, FL            *             296,032      1,558,201          2,173
6631 Executive Park Court - 100         Jacksonville, FL            *             251,627      1,324,470          1,848
6631 Executive Park Court - 200         Jacksonville, FL            *             407,043      2,142,526          2,988
4815 Executive Park Court - 100         Jacksonville, FL            *             366,339      1,928,274          2,689
4815 Executive Park Court - 200         Jacksonville, FL            *             462,549      2,434,689          3,395
4825 Executive Park Court               Jacksonville, FL            *             601,314      3,165,095          4,414
4820 Executive Park Court               Jacksonville, FL            *             555,213      2,621,474          4,076
10511 & 10611 Satellite Boulevard       Orlando, FL                      -        517,554      2,568,186          3,756
1400-1440 Central Florida Parkway       Orlando, FL                      -        518,043      2,561,938          4,558
4001,4051,4101 Fowler Avenue            Tampa, FL                        -      1,299,310              -      4,654,970
5501-5502 Pioneer Park Boulevard        Tampa, FL                        -        162,000      1,613,000        217,844
5690-5694 Crenshaw Street               Tampa, FL                        -        181,923      1,812,496         30,484
3102,3104,3110 Cherry Palm Drive        Tampa, FL                        -        503,767      2,787,585         43,826
7040 AC Skinner Parkway                 Jacksonville, FL            *             706,934              -      3,110,792
8401-8408 Benjamin Road                 Tampa, FL                        -        789,651      4,454,648        236,881
3501 Riga Blvd                          Tampa, FL                        -        617,289      3,048,379          1,376
111 Kelsey Land                         Tampa, FL                        -        359,540      1,461,850         47,875
7930, 8010-20 Woodland Center           Tampa, FL                   *           1,408,478      5,247,246              -
7920 Woodland Center Boulevard          Tampa, FL                   *           1,382,648      2,445,444        393,418
8154-8198 Woodland Center               Tampa, FL                   *             399,088      2,868,834              -
8112-42 Woodland Center                 Tampa, FL                   *             513,263      3,230,239              -

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE - Continued
8212 Woodland Center                    Tampa, FL                   *             820,882      2,322,720        256,755
1701 Clint Moore Blvd                   Boca Raton, FL                   -      1,430,884      3,043,553         12,533
4555 Riverside Drive                    Beach Gardens, FL                -        805,672      5,782,360          6,406
2500 Metrocentre Boulevard              West Palm Beach, FL              -        238,362      1,534,926          1,795
2540 Metrocenter Boulevard              West Palm Beach, FL              -        165,071      1,058,736          1,234
2541 Metrocentre Boulevard              West Palm Beach, FL              -        145,091        379,318        556,776
2580 Metrocentre Boulevard              West Palm Beach, FL              -        256,478      1,651,602          1,931
2581 Metrocentre Boulevard              West Palm Beach, FL              -        189,359      1,218,712          1,856
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL               -        603,776      4,176,238          4,481
2905 Northwest Boulevard                Plymouth, MN                     -        516,920      4,646,342        111,638
2800 Campus Drive                       Plymouth, MN                     -        395,366      3,554,512        138,202
2955 Xenium Lane                        Plymouth, MN                     -        151,238      1,370,140          9,512
9401-9443 Science Center Drive          New Hope, MN                     -        431,295      3,888,684         37,523
6321-6325 Bury Drive                    Eden Prairie, MN                 -        462,876      4,151,790         14,788
7115-7173 Shady Oak Road                Eden Prairie, MN                 -        454,974      4,089,410         49,331
7660-7716 Golden Triangle Drive         Eden Prairie, MN                 -        568,706      5,115,177         (9,612)
7400 Flying Cloud Drive                 Eden Prairie, MN                 -        195,982      1,762,027              -
330 Second Avenue                       Minneapolis, MN                  -      1,481,560     13,043,160      1,251,901
10301-10305 West 70th Street            Eden Prairie, MN            *             120,622      1,085,226         71,564
10321 West 70th Street                  Eden Prairie, MN            *             145,198      1,305,700         31,390
10333 West 70th Street                  Eden Prairie, MN            *             110,746        995,868         26,999
10349-10357 West 70th Street            Eden Prairie, MN            *             275,903      2,481,666        255,326
10365-10375 West 70th Street            Eden Prairie, MN            *             291,077      2,618,194         14,270
10393-10394 West 70th Street            Eden Prairie, MN            *             269,618      2,423,318        224,195
7078 Shady Oak Road                     Eden Prairie, MN            *             343,093      3,085,795          3,138
5600 & 5610 Rowland Road                Minnetonka, MN                   -        828,650      7,399,409         53,032
2920 Northwest Boulevard                Plymouth, MN                     -        392,026      3,433,678         26,267
26911-26957 Northwestern                Southfield, MI                   -      7,799,515     66,268,817      3,616,706
1650 Research Drive                     Troy, MI                         -        763,067      7,201,677         39,172
1775 Research Drive                     Troy, MI                         -        331,422      2,788,073         37,674
1875 Research Drive                     Troy, MI                         -        329,863      2,774,006         37,675
1850 Research Drive                     Troy, MI                         -        781,054      7,364,300         40,071
1965 Research Drive                     Troy, MI                         -        419,090      3,578,928         37,675
1960 Research Drive                     Troy, MI                         -        419,146      3,579,166         37,675
27260 Haggerty Road                     Farmington Hills, MI             -        456,877      4,091,196         13,745
27200 Haggerty Road                     Farmington Hills, MI             -        382,754      3,425,227          9,091
27280 Haggerty Road                     Farmington Hills, MI             -        452,860      4,055,512         12,180
27220 Haggerty Road                     Farmington Hills, MI             -        203,064      1,802,592         10,807
27240 Haggerty Road                     Farmington Hills, MI             -        171,518      1,518,192         10,690
27300 Haggerty Road                     Farmington Hills, MI             -        370,378      3,311,366         23,633
1101 Allen Drive                        Troy, MI                         -         98,144        887,935          5,433
1151 Allen Drive                        Troy, MI                         -        164,483      1,486,220          7,171
1300 Rankin Street                      Troy, MI                         -        134,090      1,212,752             87
1350 Rankin Street                      Troy, MI                         -        111,776      1,011,497             73
1376-1400 Rankin Street                 Troy, MI                         -        134,292      1,213,626         17,220
1352-1374 Rankin Street                 Troy, MI                         -        153,275      1,385,098          1,181
1324-1346 Rankin Street                 Troy, MI                         -        134,090      1,212,214          1,029
1301-1307 Rankin Street                 Troy, MI                         -        111,776      1,011,121            853
1409 Allen Drive                        Troy, MI                         -        142,370      1,286,048         15,373
1304 E Maple Road                       Troy, MI                         -        211,233      1,906,786          1,642
1334 Maplelawn Road                     Troy, MI                         -        124,296      1,122,802            960
1290 Maplelawn Road                     Troy, MI                         -         85,321        771,621            653
1070 Maplelawn Road                     Troy, MI                         -         68,560        620,595            520
950 Maplelawn Road                      Troy, MI                         -        252,429      2,265,259         12,838
894 Maplelawn Road                      Troy, MI                         -        181,749      1,632,243          9,234
1179 Maplelawn Road                     Troy, MI                         -         87,845        794,365            673
1940 Norwood Drive                      Troy, MI                         -         86,836        785,267            666
1311-1331 Maplelawn Road                Troy, MI                         -        125,407      1,132,810            969
2354 Bellingham Street                  Troy, MI                         -         87,340        789,817            670
2360 Bellingham Street                  Troy, MI                         -         87,340        789,817            670
1911 Ring Drive                         Troy, MI                         -         86,129        778,900            659
26442-26450 Haggerty Road               Farmington Hills, MI             -        237,687      2,143,478          7,724
26500 Haggerty Road                     Farmington Hills, MI             -        311,093      2,791,804         26,776
26650 Haggerty Road                     Farmington Hills, MI             -        173,166      1,562,704          7,211
26700 Haggerty Road                     Farmington Hills, MI             -        253,338      2,290,696          1,941
26750 Haggerty Road                     Farmington Hills, MI             -        292,717      2,638,688          8,164
26800 Haggerty Road                     Farmington Hills, MI             -        175,489      1,583,362          7,230
26842-26850 Haggerty Road               Farmington Hills, MI             -        239,606      2,160,470          7,741
50 Gibson Drive                         West Malling, UK                 -              -              -      3,746,462
25 Kings Hill Avenue                    West Malling, UK         5,777,800      1,105,380              -      5,651,440
2 Kings Hill Avenue                     West Malling, UK                 -        785,565              -      4,829,117
50 Kings Hill Avenue                    West Malling, UK                 -      1,215,608              -     13,535,076
                                                             -------------   ------------ --------------   ------------
Subtotal Operating Real Estate                               $ 117,375,737   $233,673,546 $1,005,120,296   $639,545,602
                                                             =============   ============ ==============   ============

DEVELOPMENT PROPERTIES
132 Welsh Road                          Horsham, PA          $           -   $  1,333,642 $            -   $  3,106,078
3604 Horizon Blvd                       King of Prussia, PA              -        397,178              -      1,835,360
100 Cedar Hollow Road                   Malvern, PA                      -      1,436,814              -      5,281,365
3 Country View Road                     Malvern, PA                      -        814,278              -      2,497,206
425 Technology Drive                    Malvern, PA                      -        191,114              -      1,231,595
375 Technology Drive                    Malvern, PA                      -        191,114              -        249,282
100 Chesterfield Pkwy                   Malvern, PA                      -      1,320,625              -        889,771
201 Berkeley Drive                      Bridgeport, NJ                   -        270,880              -      1,083,711
300 Commodore Drive                     Bridgeport, NJ                   -        417,695              -      1,786,429
1660 Valley Center Parkway              Bethlehem, PA                    -        359,000              -      1,648,848
89 South Commerce Way                   Bethlehem, PA                    -        320,000              -      1,401,533
1525 Valley Ctr Pkwy                    Allentown, PA                    -        475,686              -      3,930,288
700 Nestle Way                          Allentown, PA                    -      3,473,120              -     16,029,435
5500 Cox Road                           Richmond, VA                     -        443,485              -      1,456,889
13001 Kingston Ave                      Richmond, VA                     -        376,584              -      1,723,267
5701-5799 Eastport Blvd                 Richmond, VA                     -        694,644              -      4,724,601

                                                                                                               Cost
                                                                                                            Capitalized
                                                                                      Initial Cost          Subsequent
                                                                             ---------------------------        to
           Project                             City          Encumbrances        Land        Building      Acquisition
------------------------------------    ------------------   -------------   ------------ --------------  -------------
4801 Cox Road                           Richmond, VA                     -      1,072,896              -      3,212,269
701 Liberty Way                         Richmond, VA                     -        171,711              -      3,602,218
5310 Valley Park Drive                  Roanoke, VA                      -        149,933              -        528,613
5305 Valley Park Drive                  Roanoke, VA                      -        266,948              -        603,603
530 Eastpark Court                      Sandston, VA                     -        266,883              -      1,122,780
101 Centreport                          Greensboro, NC                   -        826,237              -      5,225,165
6532 Judge Adams Road                   Whitsett, NC                     -        305,821              -      3,164,486
3875 Faber Place                        N. Charleston, SC           *           1,164,530              -      5,393,510
1 Alliance Drive                        Goose Creek, SC             *             662,422              -      1,468,894
1150 Northpoint Blvd                    Blythwood, SC               *             741,692              -      1,348,001
4160 Mendenhall Oaks Pkwy               High Point, NC                   -        285,882              -      2,622,759
4194 Mendenhall Oaks Pkwy               High Point, NC                   -        102,372              -      1,378,708
4196 Mendenhall Oaks Pkwy               High Point, NC                   -         66,731              -      1,213,758
4170 Mendenhall Oaks Pkwy               High Point, NC                   -        143,699              -      1,425,681
4180 Mendenhall Oaks Pkwy               High Point, NC                   -        121,329              -      1,191,030
7720 Mendenhall Oaks Pkwy               High Point, NC                   -        801,902              -      9,213,047
4345 Southpoint Parkway                 Jacksonville, FL                 -              -              -      7,744,796
131 Silo Bend                           Tampa, FL                        -        511,463              -      1,787,484
7724 Woodland Ctr Blvd                  Tampa, FL                        -        235,893              -        503,831
7802-50 Woodland Ctr Blvd               Tampa, FL                        -        357,364              -        676,414
7852-98 Woodland Ctr Blvd               Tampa, FL                        -        357,364              -        725,779
8921 Brittany Way                       Tampa, FL                        -        255,583              -        122,115
6601-6625 W. 78th Street                Bloomington, MN                  -      2,263,060              -     13,330,686
10400 Southwest Crossing                Eden Prairie, MN                 -      2,912,391              -      1,805,356
10 Kings Hill Ave                       West Malling, UK                 -        983,547              -      3,008,337
30 Tower View                           West Malling, UK                 -      1,657,321              -      2,546,004
35 Kings Hill Ave                       West Malling, UK                 -        812,193              -      2,239,449
                                                             -------------   ------------ --------------   ------------
Subtotal Development in Progress                             $           -   $ 30,013,025 $            -   $126,080,430
                                                             =============   ============ ==============   ============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land              Boothwyn, PA         $           -   $  1,236,146 $            -   $    660,742
Gwynedd North Bus Camp Land             Lansdale, PA                     -              -              -        257,945
Three Country View Road                 Malvern, PA                      -        912,890              -       (906,713)
550 Lapp Road                           Malvern, PA                      -        380,891              -       (378,317)
Cedar Hollow Road Land                  Malvern, PA                      -      1,429,473              -     (1,429,473)
Walnut Grove Land                       Horsham, PA                      -      3,435,695              -        503,160
Iron Run Land                           Upper Macungie, PA               -        753,056              -         35,225
35 Liberty Blvd Land                    Malvern, PA                      -              -              -              -
45 Liberty Blvd Land                    Malvern, PA                      -      4,380,221              -        199,096
Great Valley Land                       Malvern, PA                      -      4,674,633              -        231,107
10 Matthews Rd South Land               Malvern, PA                      -        578,804              -         30,191
104 Witmer Road                         Horsham, PA                      -      1,248,148              -              -
3 Franklin Plaza                        Philadelphia, PA                 -      2,483,144              -         20,204
2700 Horizon Dr                         King of Prussia, PA              -        764,370              -          3,579
2900 Horizon Dr                         King of Prussia, PA              -        679,440              -          3,181
2500 Renaissance Blvd                   King of Prussia, PA              -        509,580              -          2,387
2300 Renaissance Blvd                   King of Prussia, PA              -        509,580              -          2,387
Swedes Run Business Park Land           Delran, NJ                       -      1,057,204              -        558,201
Marlton Crossing Land                   Marlton, NJ                      -         69,402              -        181,093
Commodore Business Park                 Logan Twp., NJ                   -      2,903,914              -      1,479,771
Boulden Land                            New Castle, DE                   -              -              -              -
Marlton Executive Park Land             Marlton, NJ                      -        550,664              -        215,198
17 Boulden Circle                       New Castle, DE                   -        374,982              -        312,489
1015 Briggs Road Land                   Mt. Laurel, NJ                   -        356,987              -         16,386
1020 Briggs Road Land                   Mt. Laurel, NJ                   -        494,334              -         38,925
Lehigh Valley Corporate Center Land     Bethlehem, PA                    -      2,254,312              -       (944,324)
Rivers' Bend Land                       Chesterfield Cty, VA             -      1,172,108              -      7,287,973
Oakleys Center Land                     Richmond, VA                     -        228,757              -         57,385
Woodlands Center Land                   Sandston, VA                     -      1,108,117              -        168,054
501 Liberty Way                         Chesterfield City, VA            -        441,188              -        156,807
601 Hewlett Packard Way                 Chesterfield City, VA            -        171,024              -        435,668
6000-98 Eastport Blvd                   Richmond, VA                     -        787,091              -              -
Eastport VIII                           Richmond, VA                     -        379,836              -              -
Eastport IX                             Richmond, VA                     -        209,856              -              -
Park at Valleypointe Land               Roanoke, VA                      -        238,545              -        406,297
Fairgrounds Distribution Center Land    Richmond, VA                     -        100,000              -         30,304
Mendenhall Land                         High Point, NC                   -      2,528,914              -      1,485,493
Independence Pointe Land                Greenville, SC                   -      1,304,084              -         14,855
Southpoint Business Park Land           Jacksonville, FL                 -        756,000              -       (317,914)
7024 AC Skinner Parkway                 Jacksonville, FL                 -        839,554              -       (215,071)
7014 AC Skinner Pkwy                    Jacksonville, FL                 -        574,198              -        206,288
Silo Bend Land                          Tampa, FL                        -      4,104,030              -        508,590
Cypress Park Land                       Orlando, FL                      -        517,445              -         12,489
Exchange Place Land                     Orlando, FL                      -        193,406              -          8,711
Liberty Business Park Land              Jacksonville, FL                 -      1,379,053              -        653,370
Airport West                            Tampa, FL                        -         67,510              -        (67,028)
West Tech Park Land (Lot B)             Farmington Hills, MI             -        455,846              -          9,347
West Tech Park Land (Lot C)             Farmington Hills, MI             -        368,083              -          7,519
                                                             -------------   ------------ --------------   ------------
Subtotal Land Held for Development                           $           -   $ 49,962,515 $                $ 11,941,578
                                                             =============   ============ ==============   ============

Total All Properties                                         $ 117,375,737   $313,649,086 $1,005,120,296   $777,567,611
                                                             =============   ============ ==============   ============

*    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General and Jackson
     National Life totalling $246.2 million.
**   Rouse leases land from Kent County Council.

                                          LIBERTY PROPERTY TRUST
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          AS OF DECEMBER 31, 1997

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                   Malvern, PA           $    645,318  $    4,922,084 $    5,567,402
420 Lapp Road                             Malvern, PA              1,049,243       6,332,598      7,381,841
1 Chelsea Parkway                         Boothwyn, PA               245,735       2,610,437      2,856,172
3 Chelsea Parkway                         Boothwyn, PA               209,177       2,864,067      3,073,244
747 Dresher Road                          Horsham, PA              1,611,977       3,941,549      5,553,526
45-67 Great Valley Parkway                Malvern, PA                795,831       2,845,540      3,641,371
1180 Church Road                          Lansdale, PA             2,389,598      14,786,322     17,175,920
40 Valley Stream Parkway                  Malvern, PA                323,792       2,184,948      2,508,740
50 Valley Stream Parkway                  Malvern, PA                371,068       2,328,630      2,699,698
20 Valley Stream Parkway                  Malvern, PA                466,413       5,043,549      5,509,962
800 Town Center Drive                     Langhorne, PA            1,617,803       8,775,533     10,393,336
1610 Medical Drive                        Pottstown, PA              212,413       2,498,318      2,710,731
9, 15 Great Valley Parkway                Malvern, PA              1,837,878      14,959,104     16,796,982
257-275 Great Valley Parkway              Malvern, PA                505,458       4,360,723      4,866,181
300 Technology Drive                      Malvern, PA                374,497       1,287,776      1,662,273
277-293 Great Valley Parkway              Malvern, PA                531,534       1,888,300      2,419,834
311 Technology Drive                      Malvern, PA                348,099       2,245,878      2,593,977
325 Technology Drive                      Malvern, PA                385,693       1,841,992      2,227,685
7 Great Valley Parkway                    Malvern, PA                177,317       4,228,959      4,406,276
55 Valley Stream Parkway                  Malvern, PA                215,818       3,095,596      3,311,414
65 Valley Stream Parkway                  Malvern, PA                382,361       4,684,211      5,066,572
508 Lapp Road                             Malvern, PA                263,116       1,768,410      2,031,526
10 Valley Stream Parkway                  Malvern, PA                465,135       2,680,337      3,145,472
333 Phoenixville Pike                     Malvern, PA                524,229       3,086,606      3,610,835
1566 Medical Drive                        Pottstown, PA              203,827       1,843,567      2,047,394
30 Great Valley Parkway                   Malvern, PA                128,783         354,908        483,691
75 Great Valley Parkway                   Malvern, PA                143,811         418,152        561,963
27-43 Great Valley Parkway                Malvern, PA                449,447       2,084,388      2,533,835
77-123 Great Valley Parkway               Malvern, PA                888,359       4,423,219      5,311,578
260 Great Valley Parkway                  Malvern, PA                212,768         840,159      1,052,927
256 Great Valley Parkway                  Malvern, PA                161,949       1,887,910      2,049,859
205 Great Valley Parkway                  Malvern, PA              1,369,003       9,505,668     10,874,671
12,14,16 Great Valley Parkway             Malvern, PA                131,517       1,162,260      1,293,777
155 Great Valley Parkway                  Malvern, PA                626,068       2,197,560      2,823,628
333 Technology Drive                      Malvern, PA                 90,952       2,377,145      2,468,097
510 Lapp Road                             Malvern, PA                325,415         896,745      1,222,160
181 Wheeler Court                         Langhorne, PA              263,490       2,043,504      2,306,994
1100 Wheeler Way                          Langhorne, PA              151,500       1,189,217      1,340,717
60 Morehall Road                          Malvern, PA                884,974      14,061,835     14,946,809
905 Airport Road                          West Chester, PA         1,735,012       5,367,089      7,102,101
16 Cabot Boulevard                        Langhorne, PA              649,743       5,926,232      6,575,975
1 Country View Road                       Malvern, PA                406,421       3,987,425      4,393,846
2151 Cabot Boulevard                      Langhorne, PA              389,990       3,714,510      4,104,500
170 South Warner Road                     King of Prussia, PA        555,911       5,212,074      5,767,985
190 South Warner Road                     King of Prussia, PA        560,373       4,336,792      4,897,165
507 Prudential Road                       Horsham, PA                652,919       6,027,128      6,680,047
100 Witmer Road                           Horsham, PA              3,133,783       9,654,338     12,788,121
3100 Horizon Blvd                         King of Prussia, PA        611,435       1,997,769      2,609,205
3300 Horizon Blvd                         King of Prussia, PA        687,878       3,140,188      3,828,066
3500 Horizon Blvd                         King of Prussia, PA      1,223,875       2,510,960      3,734,836
200 Chester Field Parkway                 Malvern, PA                495,893       2,860,398      3,356,291
767 Electronic Drive                      Horsham, PA              1,241,970       2,925,573      4,167,543
5 Country View Road                       Malvern, PA                786,235       4,812,177      5,598,412
3200 Horizon Blvd                         King of Prussia, PA      1,210,136       4,009,715      5,219,852
3000 Horizon Blvd                         King of Prussia, PA        946,703       2,110,444      3,057,147
111-195 Witmer Road                       Horsham, PA                407,205       3,224,461      3,631,665
300 Welsh Road                            Horsham, PA                180,459       1,497,418      1,677,877
400 Welsh Road                            Horsham, PA                282,493       3,202,863      3,485,356
8801 Tinicum Boulevard                    Philadelphia, PA           124,062      26,777,043     26,901,104
440 East Swedesford Road                  King of Prussia, PA        717,001       6,106,643      6,823,644
460 East Swedesford Road                  King of Prussia, PA        705,317       5,038,463      5,743,779
50 Morehall Road                          Malvern, PA              1,337,076      11,957,142     13,294,218
2 Walnut Grove Drive                      Horsham, PA              1,265,363       8,470,599      9,735,962
200 Gibralter Road                        Horsham, PA                638,513       5,884,467      6,522,980
220 Gibralter Road                        Horsham, PA                629,944       5,745,277      6,375,220
240 Gibralter Road                        Horsham, PA                629,944       5,745,326      6,375,270
151 S. Warner Road                        King of Prussia, PA      1,218,086       6,990,891      8,208,977
1 Walnut Grove Drive                      Horsham, PA              1,058,901       6,138,987      7,197,888
3606 Horizon Boulevard                    King of Prussia, PA        815,855       1,898,077      2,713,932
650 Swedesford Road                       King of Prussia, PA        952,911      13,258,401     14,211,312
680 Swedesford Road                       King of Prussia, PA        952,361      13,391,783     14,344,144
761 Fifth Avenue                          King of Prussia, PA        256,463       2,100,670      2,357,133
771 Fifth Avenue                          King of Prussia, PA        152,456       1,316,878      1,469,334
1 Great Valley Parkway                    Malvern, PA                419,460       3,880,217      4,299,677
5 Great Valley Parkway                    Malvern, PA                684,200       6,252,273      6,936,473
311 Sinclair Road                         Bristol, PA                277,901       1,578,945      1,856,846
181-187 Gibralter Road                    Horsham, PA                440,549       3,983,110      4,423,659
104 Rock Road                             Horsham, PA                330,111       2,984,003      3,314,114
123-135 Rock Road                         Horsham, PA                292,360       2,642,755      2,935,115
111-159 Gibralter Road                    Horsham, PA                489,032       4,420,557      4,909,589
161-175 Gibralter Road                    Horsham, PA                360,673       3,274,318      3,634,991
125-137 Gibralter Road                    Horsham, PA                319,906       2,891,761      3,211,667
261-283 Gibralter Road                    Horsham, PA                494,871       4,473,339      4,968,210
210-223 Witmer Road                       Horsham, PA                270,282       2,443,188      2,713,470
231-237 Gibralter Road                    Horsham, PA                506,952       4,582,547      5,089,499
100 Gibralter Road                        Horsham, PA                 38,729         350,085        388,814
101 Gibralter Road                        Horsham, PA                651,990       5,893,598      6,545,588
506 Prudential Road                       Horsham, PA                 99,140         896,171        995,311


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
113-123 Rock Road                         Horsham, PA                351,072       3,173,483      3,524,555
101-111 Rock Road                         Horsham, PA                350,561       3,168,867      3,519,428
120 Gibralter Road                        Horsham, PA                533,142       4,863,850      5,396,992
110 Gibralter Road                        Horsham, PA                655,041       5,921,181      6,576,222
100-107 Lakeside Drive                    Horsham, PA                239,528       2,165,192      2,404,720
200-264 Lakeside Drive                    Horsham, PA                502,705       4,697,997      5,200,702
300-309 Lakeside Drive                    Horsham, PA                369,475       3,341,362      3,710,837
400-445 Lakeside Drive                    Horsham, PA                543,628       4,914,070      5,457,698
201 Gibralter Road                        Horsham, PA                380,127       3,508,081      3,888,208
3600 Horizon Drive                        King of Prussia, PA        236,432       1,869,124      2,105,556
3602 Horizon Drive                        King of Prussia, PA        217,734       1,767,935      1,985,669
400-500 Brandywine Parkway                West Chester, PA           845,846       6,815,254      7,661,100
600 Brandywine Parkway                    West Chester, PA           664,899       5,357,306      6,022,205
14 Lee Boulevard                          Malvern, PA                665,053       7,165,358      7,830,411
500 Chester Field Parkway                 Malvern, PA                473,139       2,872,274      3,345,413
300-400 Chester Field Parkway             Malvern, PA                931,212       4,493,762      5,424,974
1805 Underwood Boulevard                  Delran, NJ                 196,901         622,144        819,045
150 Mid-Atlantic Parkway                  West Deptford, NJ           88,153         435,245        523,398
18 Boulden Circle                         New Castle, DE             198,062       3,820,336      4,018,398
501 Delran Parkway                        Delran, NJ                 184,162       2,688,742      2,872,904
600 Delran Parkway                        Delran, NJ                 372,719       5,941,662      6,314,381
1607 Imperial Way                         West Deptford, NJ          288,280       2,750,098      3,038,378
1 Boulden Circle                          New Castle, DE              93,309       1,337,838      1,431,147
31-55 Read's Way                          New Castle, DE             972,159       5,517,672      6,489,831
3 Boulden Circle                          New Castle, DE             126,701       2,105,546      2,232,247
5 Boulden Circle                          New Castle, DE             232,274       3,501,869      3,734,143
601 Delran Parkway                        Delran, NJ                 193,336       1,635,813      1,829,149
51 Haddonfield Road                       Cherry Hill, NJ            248,326       9,249,504      9,497,830
57 Read's Way                             New Castle, DE             352,736       2,710,164      3,062,900
1370 Imperial Way                         West Deptford, NJ          298,010       4,411,684      4,709,694
8 Stow Road                               Marlton, NJ                172,945       1,788,021      1,960,966
10 Stow Road                              Marlton, NJ                147,318       1,461,017      1,608,335
12 Stow Road                              Marlton, NJ                103,618       1,173,102      1,276,720
14 Stow Road                              Marlton, NJ                 93,418       1,050,772      1,144,190
1300 Metropolitan Avenue                  West Deptford, NJ          221,218       2,016,048      2,237,266
701A Route 73 South                       Marlton, NJ                271,743       5,551,423      5,823,166
701C Route 73 South                       Marlton, NJ                 96,161       1,571,661      1,667,821
1008 Astoria Boulevard                    Cherry Hill, NJ             32,698         796,254        828,952
1475 Imperial Way                         West Deptford, NJ           58,606       1,028,183      1,086,789
3000 Atrium Way                           Mt. Laurel, NJ             512,018       7,228,814      7,740,832
750 Cardinal Drive                        Pureland, NJ               236,190       2,567,291      2,803,481
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ             456,465       4,882,510      5,338,975
12000, 14000 Commerce Parkway             Mt. Laurel, NJ             362,855       3,423,000      3,785,855
16000, 18000 Commerce Parkway             Mt. Laurel, NJ             290,545       2,860,111      3,150,656
406 Lippincott Drive                      Marlton, NJ                327,554       2,325,633      2,653,187
234 High Hill Road                        Bridgeport, NJ             250,445       1,812,039      2,062,484
231 Lake Drive                            New Castle, DE             623,043       3,612,554      4,235,597
100 Arlington Boulevard                   Bridgeport, NJ             374,836       4,164,997      4,539,833
100 Berkeley Drive                        Swedesboro, NJ             401,254       2,075,721      2,476,975
301 Lippincott Drive                      Marlton, NJ              1,069,837       5,161,636      6,231,473
303 Lippincott Drive                      Marlton, NJ              1,069,837       5,130,128      6,199,965
510-512 Sharptown Road                    Bridgeport, NJ             125,410       1,107,485      1,232,895
901 Route 73                              Marlton, NJ                334,411       2,821,167      3,155,579
Four Greentree Center                     Marlton, NJ                450,558       3,532,552      3,983,110
512 Sharptown Road                        Bridgeport, NJ             180,468       1,587,860      1,768,328
15 Boulden Circle                         New Castle, DE             447,306       2,924,869      3,372,176
404 Lippincott Drive                      Marlton, NJ                131,896       1,650,600      1,782,496
263 Quigley Blvd                          New Castle, DE             171,167       1,411,209      1,582,376
34 Blevins Drive                          New Castle, DE             196,396       1,543,931      1,740,327
104 Gaither Drive                         Mt Laurel, NJ              136,446       1,367,270      1,503,716
2 Lukens Drive                            New Castle, DE             169,118       1,387,471      1,556,589
402 Lippincott Drive                      Marlton, NJ                131,896       1,687,179      1,819,075
3000 Lincoln Drive                        Mt. Laurel, NJ             284,052       2,497,761      2,781,813
6000 Commerce Parkway                     Mt. Laurel, NJ             234,151       2,078,937      2,313,088
7000 Commerce Parkway                     Mt. Laurel, NJ             260,014       2,284,550      2,544,564
8000 Commerce Parkway                     Mt. Laurel, NJ             234,814       2,027,518      2,262,332
9000 Commerce Parkway                     Mt. Laurel, NJ             286,587       2,512,181      2,798,768
1000 Briggs Road                          Mt. Laurel, NJ             288,577       2,751,836      3,040,413
1025 Briggs Road                          Mt. Laurel, NJ             430,990       3,719,937      4,150,927
2000 Crawford Place                       Mount Laurel, NJ           310,831       2,936,250      3,247,081
1351 Metropolitan Avenue                  Thorofare, NJ              189,465       1,738,061      1,927,526
650 Grove Road                            Thorofare, NJ              267,214       2,443,458      2,710,672
400 Grove Road                            Thorofare, NJ              145,009       1,328,432      1,473,441
1655 Valley Center Parkway                Bethlehem, PA              215,095       1,866,465      2,081,560
6560 Stonegate Drive                      Allentown, PA              437,122       2,332,118      2,769,240
6370 Hedgewood Drive                      Allentown, PA              515,707       3,017,780      3,533,487
6390 Hedgewood Drive                      Allentown, PA              670,819       2,532,765      3,203,584
1495 Valley Center Parkway                Bethlehem, PA              258,014       3,762,641      4,020,655
6350 Hedgewood Drive                      Allentown, PA              360,691       3,103,567      3,464,258
6330 Hedgewood Drive                      Allentown, PA              499,720       4,235,131      4,734,851
1550 Valley Center Parkway                Bethlehem, PA              188,320       3,160,851      3,349,170
1560 Valley Center Parkway                Bethlehem, PA              229,301       3,788,881      4,018,182
6580 Snowdrift Road                       Allentown, PA              367,377       2,457,588      2,824,965
1510 Valley Center Parkway                Bethlehem, PA              312,873       3,232,118      3,544,991
1530 Valley Center Parkway                Bethlehem, PA              212,491       2,566,445      2,778,936
6540 Stonegate Drive                      Allentown, PA              422,730       3,559,185      3,981,915
974 Marcon Boulevard                      Allentown, PA              144,248       2,106,491      2,250,739
964 Marcon Street                         Allentown, PA              139,480       1,548,845      1,688,325
764 Roble Road                            Allentown, PA              141,746         793,490        935,236
3174 Airport Road                         Allentown, PA               98,986       1,088,569      1,187,555
2196 Avenue C                             Allentown, PA              107,307       1,195,585      1,302,892
2202 Hanger Place                         Allentown, PA              138,127       1,287,375      1,425,502
2201 Hanger Place                         Allentown, PA              129,142       1,402,361      1,531,503


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
954 Marcon Boulevard                      Allentown, PA              104,452         915,369      1,019,821
57 South Commerce Way                     Allentown, PA              395,459       2,859,489      3,254,948
754 Roble Road                            Allentown, PA              163,735       1,792,031      1,955,766
894 Marcon Boulevard                      Allentown, PA              118,304       1,071,130      1,189,434
744 Roble Road                            Allentown, PA              161,371       1,856,213      2,017,584
944 Marcon Boulevard                      Allentown, PA              119,711       1,575,464      1,695,175
1685 Valley Center Parkway                Allentown, PA              198,482       2,096,656      2,295,138
6520 Stonegate Drive                      Allentown, PA              948,395       1,330,099      2,278,494
7437 Industrial Boulevard                 Allentown, PA              726,651       6,343,905      7,070,556
2041 Avenue C                             Allentown, PA              213,879       1,163,975      1,377,854
2124 Avenue C                             Allentown, PA              289,529       1,093,852      1,383,381
7339 Industrial Boulevard                 Allentown, PA            1,197,448       5,637,547      6,834,995
7384 Penn Drive                           Allentown, PA              652,118       2,696,467      3,348,585
7144 Daniels Drive                        Allentown, PA            1,579,169       6,572,363      8,151,532
7620 Cetronia Road                        Allentown, PA            1,093,724       3,970,568      5,064,292
939 Marcon Blvd                           Allentown, PA            2,220,548       5,258,261      7,478,809
100 Brodhead Road                         Allentown, PA              429,456       3,080,226      3,509,682
1455 Valley Center Parkway                Bethlehem, PA              545,173       3,780,394      4,325,567
1640 Valley Center Parkway                Bethlehem, PA              190,728       2,582,488      2,773,216
1650 Valley Center Parkway                Allentown, PA              188,896       2,396,077      2,584,973
400 Nestle Way                            Allentown, PA            8,184,096      26,293,838     34,477,934
83 South Commerce Way                     Bethlehem, PA              212,744         995,626      1,208,369
85 South Commerce Way                     Bethlehem, PA              237,078       1,066,365      1,303,443
87 South Commerce Way                     Bethlehem, PA              253,886       1,138,811      1,392,696
7339 Industrial Blvd                      Allentown, PA            2,670,673      13,852,476     16,523,149
95 Highland Avenue                        Bethlehem, PA              430,593       3,460,672      3,891,265
236 Brodhead Road                         Bethlehem, PA              376,962       4,672,683      5,049,645
6620 Grant Way                            Allentown, PA              430,824       1,920,164      2,350,988
7562 Penn Drive                           Allentown, PA              269,614         848,149      1,117,763
7277 Williams Avenue                      Allentown, PA              462,964       1,456,080      1,919,044
180,190 Cochrane Drive                    Annapolis, MD            3,752,293      16,047,261     19,799,554
12000,001,040 Indian Creek Court          Beltsville, MD           2,698,195      10,031,702     12,729,897
8280 Patuxent Range Drive                 Columbia, MD               181,601       1,294,623      1,476,224
7178-80 Columbia Gateway                  Columbia, MD             1,571,105       5,137,364      6,708,469
8730 Bollman Place                        Columbia, MD               626,269       4,652,665      5,278,934
9770 Patuxent Woods Drive                 Columbia, MD               341,663       3,037,517      3,379,180
9780 Patuxent Woods Drive                 Columbia, MD               218,542       1,943,328      2,161,870
9790 Patuxent Woods Drive                 Columbia, MD               243,791       2,167,132      2,410,923
9810 Patuxent Woods Drive                 Columbia, MD               266,684       2,370,185      2,636,869
9800 Patuxent Woods Drive                 Columbia, MD               299,099       2,657,753      2,956,852
9820 Patuxent Woods Drive                 Columbia, MD               237,779       2,113,763      2,351,542
9830 Patuxent Woods Drive                 Columbia, MD               296,262       2,632,624      2,928,886
9050 Red Branch Road                      Columbia, MD               290,950       2,578,253      2,869,203
9101,9111,9115 Guilford Road              Columbia, MD               765,953       3,034,462      3,800,415
9125,9135,9145 Guilford Road              Columbia, MD               920,439       5,566,828      6,487,267
10 South Third Street                     Richmond, VA                27,970         173,381        201,351
1751 Bluehills Drive                      Roanoke, VA              1,063,728       8,602,628      9,666,356
4300 Carolina Avenue                      Richmond, VA             2,009,136      15,337,786     17,346,923
301 Hill Carter Parkway                   Richmond, VA               659,456       4,899,214      5,558,670
4001 Carolina Avenue                      Richmond, VA                29,443         231,348        260,791
5600-5626 Eastport Boulevard              Richmond, VA               489,941       3,712,812      4,202,753
5650-5674 Eastport Boulevard              Richmond, VA               644,384       4,158,230      4,802,614
5700 Eastport Boulevard                   Richmond, VA               408,729       2,740,967      3,149,696
11020 Hull Street Road                    Richmond, VA               139,887         646,199        786,086
3432 Holland Road                         Virginia Beach, VA         173,527         801,603        975,130
3001 Hungary Springs Road                 Richmond, VA               136,270         605,069        741,339
7760 Shrader Road                         Richmond, VA               187,971         773,504        961,475
7740 Shrader Road                         Richmond, VA                81,200         407,972        489,172
4880 Cox Road                             Richmond, VA               743,898       5,664,973      6,408,871
5162 Valleypointe Parkway                 Roanoke, VA                551,483       2,647,549      3,199,032
4101- 4127 Carolina Avenue                Richmond, VA               310,854       2,325,262      2,636,116
4201-4261 Carolina Avenue                 Richmond, VA               693,203       5,200,664      5,893,867
4263-4299 Carolina Avenue                 Richmond, VA               256,203       2,706,017      2,962,220
4301-4335 Carolina Avenue                 Richmond, VA               223,696       1,756,663      1,980,359
4337-4379 Carolina Avenue                 Richmond, VA               325,203       2,708,253      3,033,456
4501-4549 Carolina Avenue                 Richmond, VA               486,166       3,666,303      4,152,469
4551-4593 Carolina Avenue                 Richmond, VA               474,360       3,564,260      4,038,620
4601-4643 Carolina Avenue                 Richmond, VA               652,455       5,052,828      5,705,283
4545-4583 Carolina Avenue                 Richmond, VA               404,616       3,764,453      4,169,069
4447-4491 Carolina Avenue                 Richmond, VA               454,056       2,792,858      3,246,914
4401-4445 Carolina Avenue                 Richmond, VA               615,038       4,586,058      5,201,096
12 S. Third Street                        Richmond, VA                40,539         190,807        231,346
9601 Cosner Drive                         Fredericksburg, VA         476,262       4,065,136      4,541,398
315 Cardiff Valley Road                   Knoxville, TN              443,305       2,993,390      3,436,695
2300 East Parham Road                     Richmond, VA               221,947       1,025,269      1,247,216
1347 Diamond Springs Road                 Virginia Beach, VA         436,898       3,285,338      3,722,236
5221 Valleypark Drive - Bldg A            Roanoke, VA                285,008       1,222,705      1,507,713
5228 Valleypointe Parkway - Bldg B        Roanoke, VA                218,663         893,385      1,112,048
5238 Valleypark Drive - Bldg C            Roanoke, VA                416,375       1,988,562      2,404,937
5601-5659 Eastport Boulevard              Richmond, VA               720,100       4,700,314      5,420,413
5900 Eastport Boulevard                   Richmond, VA               687,898       4,405,021      5,092,919
4717-4729 Eubank Road                     Richmond, VA               452,263       3,380,356      3,832,619
5251 Concourse Drive                      Roanoke, VA                217,690       1,537,383      1,755,073
4263F-N. Carolina Ave                     Richmond, VA                91,599       1,622,583      1,714,183
4200 Oakleys Court                        Richmond, VA               459,653       2,499,114      2,958,767
1821 Battery Dantzler Road                Chester, VA                392,332       3,055,327      3,447,658
5000 Cox Road                             Glen Allen, VA             771,029       3,713,177      4,484,206
510 Eastpark Court                        Sandston, VA               262,210       2,147,777      2,409,987
520 Eastpark Court                        Sandston, VA               486,598       4,130,906      4,617,504
600 Liberty Way                           Chesterfield, VA           502,382       4,884,026      5,386,408
500 Liberty Way                           Chesterfield, VA           491,919       4,152,094      4,644,013
4198 Cox Road                             Glen Allen, VA             670,292       3,839,245      4,509,537
4510 Cox Road                             Glen Allen, VA           1,010,024       7,488,280      8,498,304


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
2809 South Lynnhaven Road                 Virginia Beach, VA         953,590       6,150,257      7,103,847
200 Golden Oak Court                      Virginia Beach, VA       1,116,693       6,779,282      7,895,975
208 Golden Oak Court                      Virginia Beach, VA         965,177       6,736,323      7,701,500
1 Enterprise Parkway                      Hampton, VA                974,675       5,587,553      6,562,228
22 Enterprise Parkway                     Hampton, VA              1,097,368       6,769,420      7,866,788
4523 Green Point Drive                    High Point, NC             223,614       1,933,947      2,157,561
4501 Green Point Drive                    High Point, NC             320,450       2,212,040      2,532,490
4500 Green Point Drive                    High Point, NC             231,692       1,993,560      2,225,252
2427 Penny Road                           High Point, NC           1,168,074       6,184,618      7,352,692
4524 Green Point Drive                    High Point, NC             183,888       2,103,328      2,287,216
4328, 4336 Federal Drive                  High Point, NC             825,092       7,340,082      8,165,174
200 Centreport Drive                      Greensboro, NC             332,017       4,012,141      4,344,158
4344 Federal Drive                        High Point, NC             173,623       2,634,555      2,808,178
202 Centreport Drive                      Greensboro, NC             549,679       5,509,790      6,059,469
4000 Piedmont Parkway                     High Point, NC             592,885       4,962,473      5,555,358
4380 Federal Drive                        High Point, NC             283,368       2,033,889      2,317,258
4388 Federal Drive                        High Point, NC             132,655       1,130,117      1,262,771
6532 Judge Adams Road                     Rock Creek, NC             399,988       3,459,676      3,859,664
3860 Faber Place                          N. Charleston, SC          796,655       1,974,359      2,771,014
4055 Faber Place                          N. Charleston, SC          882,352       4,794,144      5,676,496
3820 Faber Place                          N. Charleston, SC          506,558       2,365,146      2,871,704
440 Knox Abbott Drive                     Cayce, SC                  576,767       3,448,352      4,025,119
Alcoa Fujikura Facility                   Duncan, SC                 711,353       8,056,324      8,767,677
1320 Garlington Road                      Greenville, SC             398,539       1,761,533      2,160,072
9800 Twin Lakes Parkway                   Charlotte, NC              420,079       2,152,047      2,572,126
420 Park Avenue                           Greenville, SC             522,548       3,006,148      3,528,696
111 Southchase Blvd.                      Fountain Inn, SC           499,065       4,861,899      5,360,964
300 International Blvd.                   Fountain Inn, SC           180,560         639,305        819,865
1208 Eastchester Drive                    High Point, NC             487,209       4,365,146      4,852,355
One Independence Pointe                   Greenville, SC             780,881       6,215,187      6,996,068
55 Beattie Place                          Greenville, SC           2,643,105      23,459,278     26,102,383
75 Beattie Place                          Greenville, SC           2,406,646      17,418,705     19,825,351
1730 Stebbins Drive                       Houston, TX                144,016         412,656        556,672
5911-5925 Richard Street                  Jacksonville, FL           286,335         497,306        783,641
8383-8385 Baycenter Road                  Jacksonville, FL            65,329         525,694        591,023
8775 Baypine Road                         Jacksonville, FL           913,264       2,886,335      3,799,599
8539 Western Way                          Jacksonville, FL           631,558       2,823,712      3,455,270
6255 Lake Gray Boulevard                  Jacksonville, FL           811,963       3,294,525      4,106,488
6600-6660 Suemac Place                    Jacksonville, FL           216,014       1,886,261      2,102,275
6800-6850 Suemac Place                    Jacksonville, FL           125,576         973,671      1,099,247
8665,8667,8669 Baypine Road               Jacksonville, FL         1,023,514       3,854,512      4,878,026
8540 Baycenter Road                       Jacksonville, FL           450,431       1,366,708      1,817,139
1200 Gulf Life Drive                      Jacksonville, FL         1,035,091      16,759,300     17,794,391
8400 Baymeadows Way                       Jacksonville, FL           566,370       2,323,186      2,889,556
8614 Baymeadows Way                       Jacksonville, FL           312,761       1,088,410      1,401,171
5941-5975 Richard Street                  Jacksonville, FL           585,280       1,111,567      1,696,847
7970 Bayberry Road                        Jacksonville, FL           129,979       1,197,124      1,327,103
6000-6030 Bowdendale Avenue               Jacksonville, FL           275,475       1,513,480      1,788,955
7898 Baymeadows Way                       Jacksonville, FL           568,005       1,966,127      2,534,132
5977-6607 Richard Street                  Jacksonville, FL           182,747       1,562,967      1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL           211,449       2,677,564      2,889,013
7954 & 7960 Baymeadows Way                Jacksonville, FL           292,667       2,978,826      3,271,493
8787 Baypine Road                         Jacksonville, FL         2,045,574      34,536,694     36,582,268
7077 Bonneval Road                        Jacksonville, FL           774,020       6,566,676      7,340,696
4190 Belfort Road                         Jacksonville, FL           827,420       6,867,187      7,694,607
8011, 8021, 8031 Phillips Highway         Jacksonville, FL           628,437       3,958,206      4,586,643
7020 AC Skinner Parkway                   Jacksonville, FL           749,811       2,150,255      2,900,066
7040 AC Skinner Parkway                   Jacksonville, FL           853,981       2,963,746      3,817,726
11777 Central Highway                     Jacksonville, FL           192,004       1,818,777      2,010,781
7016 AC Skinner Parkway                   Jacksonville, FL           602,633       2,320,994      2,923,626
7018 AC Skinner Parkway                   Jacksonville, FL           846,433       4,000,189      4,846,621
6620 Southpoint Drive                     Jacksonville, FL           614,602       4,442,853      5,057,455
7980 Bayberry Road                        Jacksonville, FL           330,726       1,341,221      1,671,947
9600 Satellite Boulevard                  Orlando, FL                252,850       1,305,541      1,558,391
9700 Satellite Boulevard                  Orlando, FL                405,362       1,154,163      1,559,525
1902 Cypress Lake Drive                   Orlando, FL                523,512       3,401,938      3,925,450
8250 & 8256 Exchange Place                Orlando, FL                622,413       2,534,413      3,156,826
6600 Southpoint Parkway                   Jacksonville, FL           998,432       4,068,675      5,067,107
6700 Southpoint Parkway                   Jacksonville, FL           620,719       3,187,347      3,808,066
4801 Executive Park Court - 100           Jacksonville, FL           554,542       4,572,699      5,127,241
4801 Executive Park Court - 200           Jacksonville, FL           370,039       1,950,468      2,320,507
4810 Executive Park Court                 Jacksonville, FL           370,039       1,950,468      2,320,507
6602 Executive Park Court - 100           Jacksonville, FL           388,541       2,047,991      2,436,532
6602 Executive Park Court - 200           Jacksonville, FL           296,032       1,560,374      1,856,406
6631 Executive Park Court - 100           Jacksonville, FL           251,627       1,326,318      1,577,945
6631 Executive Park Court - 200           Jacksonville, FL           407,043       2,145,514      2,552,557
4815 Executive Park Court - 100           Jacksonville, FL           366,339       1,930,963      2,297,302
4815 Executive Park Court - 200           Jacksonville, FL           462,549       2,438,084      2,900,633
4825 Executive Park Court                 Jacksonville, FL           601,314       3,169,509      3,770,823
4820 Executive Park Court                 Jacksonville, FL           555,213       2,625,550      3,180,763
10511 & 10611 Satellite Boulevard         Orlando, FL                517,554       2,571,942      3,089,496
1400-1440 Central Florida Parkway         Orlando, FL                518,043       2,566,496      3,084,539
4001,4051,4101 Fowler Avenue              Tampa, FL                1,293,206       4,661,074      5,954,280
5501-5502 Pioneer Park Boulevard          Tampa, FL                  262,416       1,730,428      1,992,844
5690-5694 Crenshaw Street                 Tampa, FL                  181,923       1,842,980      2,024,903
3102,3104,3110 Cherry Palm Drive          Tampa, FL                  503,767       2,831,411      3,335,178
8401-8408 Benjamin Road                   Tampa, FL                  789,652       4,691,528      5,481,180
3501 Riga Blvd                            Tampa, FL                  617,289       3,049,755      3,667,044
111 Kelsey Land                           Tampa, FL                  359,540       1,509,725      1,869,265
7930, 8010-20 Woodland Center             Tampa, FL                1,408,478       5,247,246      6,655,724
7920 Woodland Center Boulevard            Tampa, FL                1,382,648       2,838,862      4,221,510
8154-8198 Woodland Center                 Tampa, FL                  399,088       2,868,834      3,267,922
8112-42 Woodland Center                   Tampa, FL                  513,263       3,230,239      3,743,502


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
8212 Woodland Center                      Tampa, FL                  820,882       2,579,475      3,400,357
1701 Clint Moore Blvd                     Boca Raton, FL           1,430,884       3,056,086      4,486,970
4555 Riverside Drive                      Beach Gardens, FL          805,672       5,788,766      6,594,438
2500 Metrocentre Boulevard                West Palm Beach, FL        238,362       1,536,721      1,775,083
2540 Metrocenter Boulevard                West Palm Beach, FL        165,071       1,059,970      1,225,041
2541 Metrocentre Boulevard                West Palm Beach, FL        145,091         936,094      1,081,185
2580 Metrocentre Boulevard                West Palm Beach, FL        256,478       1,653,533      1,910,011
2581 Metrocentre Boulevard                West Palm Beach, FL        189,359       1,220,568      1,409,927
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL         603,776       4,180,719      4,784,495
2905 Northwest Boulevard                  Plymouth, MN               516,920       4,757,980      5,274,900
2800 Campus Drive                         Plymouth, MN               395,366       3,692,714      4,088,080
2955 Xenium Lane                          Plymouth, MN               151,238       1,379,653      1,530,891
9401-9443 Science Center Drive            New Hope, MN               431,295       3,926,207      4,357,502
6321-6325 Bury Drive                      Eden Prairie, MN           462,876       4,166,578      4,629,454
7115-7173 Shady Oak Road                  Eden Prairie, MN           454,974       4,138,741      4,593,715
7660-7716 Golden Triangle Drive           Eden Prairie, MN           568,706       5,105,565      5,674,271
7400 Flying Cloud Drive                   Eden Prairie, MN           195,982       1,762,027      1,958,009
330 Second Avenue                         Minneapolis, MN          2,168,572      13,608,048     15,776,621
10301-10305 West 70th Street              Eden Prairie, MN           120,622       1,156,790      1,277,412
10321 West 70th Street                    Eden Prairie, MN           145,198       1,337,090      1,482,288
10333 West 70th Street                    Eden Prairie, MN           110,746       1,022,867      1,133,613
10349-10357 West 70th Street              Eden Prairie, MN           275,903       2,736,992      3,012,895
10365-10375 West 70th Street              Eden Prairie, MN           291,077       2,632,464      2,923,541
10393-10394 West 70th Street              Eden Prairie, MN           269,618       2,647,513      2,917,132
7078 Shady Oak Road                       Eden Prairie, MN           343,093       3,088,933      3,432,026
5600 & 5610 Rowland Road                  Minnetonka, MN             828,650       7,452,441      8,281,091
2920 Northwest Boulevard                  Plymouth, MN               392,026       3,459,945      3,851,971
26911-26957 Northwestern                  Southfield, MI          11,416,220      66,268,817     77,685,037
1650 Research Drive                       Troy, MI                   763,067       7,240,849      8,003,916
1775 Research Drive                       Troy, MI                   331,422       2,825,747      3,157,169
1875 Research Drive                       Troy, MI                   329,863       2,811,681      3,141,544
1850 Research Drive                       Troy, MI                   781,054       7,404,371      8,185,425
1965 Research Drive                       Troy, MI                   419,090       3,616,603      4,035,693
1960 Research Drive                       Troy, MI                   419,146       3,616,841      4,035,987
27260 Haggerty Road                       Farmington Hills, MI       456,877       4,104,941      4,561,818
27200 Haggerty Road                       Farmington Hills, MI       382,754       3,434,318      3,817,072
27280 Haggerty Road                       Farmington Hills, MI       452,860       4,067,692      4,520,552
27220 Haggerty Road                       Farmington Hills, MI       203,064       1,813,399      2,016,463
27240 Haggerty Road                       Farmington Hills, MI       171,518       1,528,882      1,700,400
27300 Haggerty Road                       Farmington Hills, MI       370,378       3,334,999      3,705,377
1101 Allen Drive                          Troy, MI                    98,144         893,368        991,512
1151 Allen Drive                          Troy, MI                   164,483       1,493,391      1,657,874
1300 Rankin Street                        Troy, MI                   134,090       1,212,839      1,346,929
1350 Rankin Street                        Troy, MI                   111,776       1,011,570      1,123,346
1376-1400 Rankin Street                   Troy, MI                   134,292       1,230,846      1,365,138
1352-1374 Rankin Street                   Troy, MI                   153,275       1,386,279      1,539,554
1324-1346 Rankin Street                   Troy, MI                   134,090       1,213,243      1,347,333
1301-1307 Rankin Street                   Troy, MI                   111,776       1,011,974      1,123,750
1409 Allen Drive                          Troy, MI                   142,370       1,301,421      1,443,791
1304 E Maple Road                         Troy, MI                   211,233       1,908,428      2,119,661
1334 Maplelawn Road                       Troy, MI                   124,296       1,123,762      1,248,058
1290 Maplelawn Road                       Troy, MI                    85,321         772,274        857,595
1070 Maplelawn Road                       Troy, MI                    68,560         621,115        689,675
950 Maplelawn Road                        Troy, MI                   252,429       2,278,097      2,530,526
894 Maplelawn Road                        Troy, MI                   181,749       1,641,477      1,823,226
1179 Maplelawn Road                       Troy, MI                    87,845         795,038        882,883
1940 Norwood Drive                        Troy, MI                    86,836         785,933        872,769
1311-1331 Maplelawn Road                  Troy, MI                   125,407       1,133,779      1,259,186
2354 Bellingham Street                    Troy, MI                    87,340         790,487        877,827
2360 Bellingham Street                    Troy, MI                    87,340         790,487        877,827
1911 Ring Drive                           Troy, MI                    86,129         779,559        865,688
26442-26450 Haggerty Road                 Farmington Hills, MI       237,687       2,151,202      2,388,889
26500 Haggerty Road                       Farmington Hills, MI       311,093       2,818,580      3,129,673
26650 Haggerty Road                       Farmington Hills, MI       173,166       1,569,915      1,743,081
26700 Haggerty Road                       Farmington Hills, MI       253,338       2,292,637      2,545,975
26750 Haggerty Road                       Farmington Hills, MI       292,717       2,646,852      2,939,569
26800 Haggerty Road                       Farmington Hills, MI       175,489       1,590,592      1,766,081
26842-26850 Haggerty Road                 Farmington Hills, MI       239,606       2,168,211      2,407,817
50 Gibson Drive                           West Malling, UK                 -       3,746,462      3,746,462
25 Kings Hill Avenue                      West Malling, UK         1,291,493       5,465,327      6,756,820
2 Kings Hill Avenue                       West Malling, UK           845,147       4,769,535      5,614,682
50 Kings Hill Avenue                      West Malling, UK         1,311,758      13,438,926     14,750,684
                                                                ------------  -------------- --------------

Subtotal Operating Real Estate                                  $238,518,514  $1,639,820,930 $1,878,339,444
                                                                ============  ============== ==============

DEVELOPMENT PROPERTIES
132 Welsh Road                            Horsham, PA           $  1,408,042  $    3,031,677 $    4,439,719
3604 Horizon Blvd                         King of Prussia, PA        350,873       1,881,665      2,232,538
100 Cedar Hollow Road                     Malvern, PA              1,640,999       5,077,180      6,718,179
3 Country View Road                       Malvern, PA              1,128,279       2,183,205      3,311,484
425 Technology Drive                      Malvern, PA                321,473       1,101,236      1,422,709
375 Technology Drive                      Malvern, PA                234,922         205,474        440,396
100 Chesterfield Pkwy                     Malvern, PA              1,349,954         860,442      2,210,396
201 Berkeley Drive                        Bridgeport, NJ             273,915       1,080,677      1,354,591
300 Commodore Drive                       Bridgeport, NJ             593,492       1,610,632      2,204,124
1660 Valley Center Parkway                Bethlehem, PA              188,721       1,819,127      2,007,848
89 South Commerce Way                     Bethlehem, PA              368,019       1,353,514      1,721,533
1525 Valley Ctr Pkwy                      Allentown, PA              804,060       3,601,914      4,405,974
700 Nestle Way                            Allentown, PA            4,174,970      15,327,585     19,502,555
5500 Cox Road                             Richmond, VA               483,778       1,416,596      1,900,374
13001 Kingston Ave                        Richmond, VA               376,700       1,723,151      2,099,851


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
DEVELOPMENT PROPERTIES - Continued
5701-5799 Eastport Blvd                   Richmond, VA               700,503       4,718,742      5,419,245
4801 Cox Road                             Richmond, VA             1,075,620       3,209,545      4,285,165
701 Liberty Way                           Richmond, VA               543,260       3,230,669      3,773,929
5310 Valley Park Drive                    Roanoke, VA                127,361         551,185        678,546
5305 Valley Park Drive                    Roanoke, VA                228,124         642,427        870,551
530 Eastpark Court                        Sandston, VA               333,597       1,056,066      1,389,663
101 Centreport                            Greensboro, NC             826,237       5,225,165      6,051,402
6532 Judge Adams Road                     Whitsett, NC               335,061       3,135,245      3,470,306
3875 Faber Place                          N. Charleston, SC        1,166,052       5,391,988      6,558,040
1 Alliance Drive                          Goose Creek, SC            662,422       1,468,894      2,131,316
1150 Northpoint Blvd                      Blythwood, SC              741,692       1,348,001      2,089,693
4160 Mendenhall Oaks Pkwy                 High Point, NC             544,945       2,363,696      2,908,641
4194 Mendenhall Oaks Pkwy                 High Point, NC             265,887       1,215,193      1,481,080
4196 Mendenhall Oaks Pkwy                 High Point, NC             173,785       1,106,704      1,280,489
4170 Mendenhall Oaks Pkwy                 High Point, NC             372,849       1,196,531      1,569,380
4180 Mendenhall Oaks Pkwy                 High Point, NC             314,960         997,399      1,312,359
7720 Mendenhall Oaks Pkwy                 High Point, NC           1,995,876       8,019,073     10,014,949
4345 Southpoint Parkway                   Jacksonville, FL           418,093       7,326,703      7,744,796
131 Silo Bend                             Tampa, FL                  559,435       1,739,513      2,298,947
7724 Woodland Ctr Blvd                    Tampa, FL                  235,894         503,830        739,724
7802-50 Woodland Ctr Blvd                 Tampa, FL                  357,364         676,414      1,033,778
7852-98 Woodland Ctr Blvd                 Tampa, FL                  357,364         725,779      1,083,143
8921 Brittany Way                         Tampa, FL                  252,230         125,468        377,698
6601-6625 W. 78th Street                  Bloomington, MN          2,303,774      13,289,972     15,593,746
10400 Southwest Crossing                  Eden Prairie, MN         2,998,225       1,719,522      4,717,747
10 Kings Hill Ave                         West Malling, UK           983,547       3,008,337      3,991,884
30 Tower View                             West Malling, UK         1,657,321       2,546,004      4,203,325
35 Kings Hill Ave                         West Malling, UK           812,193       2,239,449      3,051,642
                                                               -------------  -------------- --------------
Subtotal Development in Progress                               $  35,041,868  $  121,051,587 $  156,093,455
                                                               =============  ============== ==============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                Boothwyn, PA             1,896,888               -      1,896,888
Gwynedd North Bus Camp Land               Lansdale, PA               257,945               -        257,945
Three Country View Road                   Malvern, PA                      -           6,177          6,177
550 Lapp Road                             Malvern, PA                      -           2,575          2,574
Cedar Hollow Road Land                    Malvern, PA                      -               -              -
Walnut Grove Land                         Horsham, PA              3,938,855               -      3,938,855
Iron Run Land                             Upper Macungie, PA         788,281               -        788,281
35 Liberty Blvd Land                      Malvern, PA                      -               -              -
45 Liberty Blvd Land                      Malvern, PA              4,579,317               -      4,579,317
Great Valley Land                         Malvern, PA              4,905,740               -      4,905,740
10 Matthews Rd South Land                 Malvern, PA                608,995               -        608,995
104 Witmer Road                           Horsham, PA              1,248,148               -      1,248,148
3 Franklin Plaza                          Philadelphia, PA         2,503,348               -      2,503,348
2700 Horizon Dr                           King of Prussia, PA        767,949               -        767,949
2900 Horizon Dr                           King of Prussia, PA        682,621               -        682,621
2500 Renaissance Blvd                     King of Prussia, PA        511,967               -        511,967
2300 Renaissance Blvd                     King of Prussia, PA        511,967               -        511,967
Swedes Run Business Park Land             Delran, NJ               1,615,405               -      1,615,405
Marlton Crossing Land                     Marlton, NJ                239,746          10,749        250,496
Commodore Business Park                   Logan Twp., NJ           4,363,233          20,451      4,383,684
Boulden Land                              New Castle, DE                   -               -              -
Marlton Executive Park Land               Marlton, NJ                765,862               -        765,862
17 Boulden Circle                         New Castle, DE             386,057         301,414        687,471
1015 Briggs Road Land                     Mt. Laurel, NJ             373,373               -        373,373
1020 Briggs Road Land                     Mt. Laurel, NJ             533,259               -        533,259
Lehigh Valley Corporate Center Land       Bethlehem, PA            1,249,539          60,449      1,309,988
Rivers' Bend Land                         Chesterfield Cty, VA     3,026,870       5,433,211      8,460,081
Oakleys Center Land                       Richmond, VA               286,142               -        286,142
Woodlands Center Land                     Sandston, VA             1,276,171               -      1,276,171
501 Liberty Way                           Chesterfield City, VA      597,995               -        597,995
601 Hewlett Packard Way                   Chesterfield City, VA      606,692               -        606,692
6000-98 Eastport Blvd                     Richmond, VA               787,091               -        787,091
Eastport VIII                             Richmond, VA               379,836               -        379,836
Eastport IX                               Richmond, VA               209,856               -        209,856
Park at Valleypointe Land                 Roanoke, VA                640,121           4,722        644,842
Fairgrounds Distribution Center Land      Richmond, VA               129,107           1,197        130,304
Mendenhall Land                           High Point, NC           4,006,549           7,858      4,014,407
Independence Pointe Land                  Greenville, SC           1,318,939               -      1,318,939
Southpoint Business Park Land             Jacksonville, FL           438,086               -        438,086
Liberty Business Park Land                Jacksonville, FL         2,004,862          27,561      2,032,423
7024 AC Skinner Parkway                   Jacksonville, FL           624,483               -        624,483
7014 AC Skinner Pkwy                      Jacksonville, FL           780,486               -        780,486
Silo Bend Land                            Tampa, FL                4,612,621               -      4,612,620
Cypress Park Land                         Orlando, FL                529,934               -        529,934
Exchange Place Land                       Orlando, FL                202,117               -        202,117
Airport West                              Tampa, FL                        -             482            481
West Tech Park Land (Lot B)               Farmington Hills, MI       461,341           3,852        465,193
West Tech Park Land (Lot C)               Farmington Hills, MI       370,485           5,117        375,602
                                                                ------------  -------------- --------------
Subtotal Land Held for Development                              $ 56,018,279  $    5,885,815 $   61,904,094
                                                                ============  ============== ==============

Total All Properties                                            $329,578,661  $1,766,758,332 $2,096,336,993
                                                                ============  ============== ==============

*   Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General and Jackson
    National Life totalling $246.2 million.
**  Rouse leases land from Kent County Council.

                                          LIBERTY PROPERTY TRUST
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          AS OF DECEMBER 31, 1997

                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                    Malvern, PA                   919,946          1985         40 yrs.
420 Lapp Road                              Malvern, PA                 1,126,400          1989         40 yrs.
1 Chelsea Parkway                          Boothwyn, PA                  634,371          1989         40 yrs.
3 Chelsea Parkway                          Boothwyn, PA                  550,687          1989         40 yrs.
747 Dresher Road                           Horsham, PA                   795,626          1988         40 yrs.
45-67 Great Valley Parkway                 Malvern, PA                 1,420,325          1974         40 yrs.
1180 Church Road                           Lansdale, PA                3,656,856          1986         40 yrs.
40 Valley Stream Parkway                   Malvern, PA                   555,883          1987         40 yrs.
50 Valley Stream Parkway                   Malvern, PA                   624,310          1987         40 yrs.
20 Valley Stream Parkway                   Malvern, PA                 1,225,543          1987         40 yrs.
800 Town Center Drive                      Langhorne, PA               2,154,770          1987         40 yrs.
1610 Medical Drive                         Pottstown, PA                 639,027          1986         40 yrs.
9, 15 Great Valley Parkway                 Malvern, PA                 7,619,067          1986         40 yrs.
257-275 Great Valley Parkway               Malvern, PA                 1,402,123          1983         40 yrs.
300 Technology Drive                       Malvern, PA                   342,683          1985         40 yrs.
277-293 Great Valley Parkway               Malvern, PA                   611,676          1984         40 yrs.
311 Technology Drive                       Malvern, PA                   660,877          1984         40 yrs.
325 Technology Drive                       Malvern, PA                   548,649          1984         40 yrs.
7 Great Valley Parkway                     Malvern, PA                 1,226,412          1985         40 yrs.
55 Valley Stream Parkway                   Malvern, PA                   902,087          1983         40 yrs.
65 Valley Stream Parkway                   Malvern, PA                 1,419,757          1983         40 yrs.
508 Lapp Road                              Malvern, PA                   547,917          1984         40 yrs.
10 Valley Stream Parkway                   Malvern, PA                   835,717          1984         40 yrs.
333 Phoenixville Pike                      Malvern, PA                   878,298          1985         40 yrs.
1566 Medical Drive                         Pottstown, PA                 523,204          1985         40 yrs.
30 Great Valley Parkway                    Malvern, PA                   203,079          1975         40 yrs.
75 Great Valley Parkway                    Malvern, PA                   174,422          1977         40 yrs.
27-43 Great Valley Parkway                 Malvern, PA                   944,195          1977         40 yrs.
77-123 Great Valley Parkway                Malvern, PA                 1,808,402          1978         40 yrs.
260 Great Valley Parkway                   Malvern, PA                   301,673          1979         40 yrs.
256 Great Valley Parkway                   Malvern, PA                   726,954          1980         40 yrs.
205 Great Valley Parkway                   Malvern, PA                 3,445,143          1981         40 yrs.
12,14,16 Great Valley Parkway              Malvern, PA                   475,765          1982         40 yrs.
155 Great Valley Parkway                   Malvern, PA                   797,405          1981         40 yrs.
333 Technology Drive                       Malvern, PA                   927,197          1987         40 yrs.
510 Lapp Road                              Malvern, PA                   325,910          1983         40 yrs.
181 Wheeler Court                          Langhorne, PA                 174,990          1979         40 yrs.
1100 Wheeler Way                           Langhorne, PA                 101,879          1979         40 yrs.
60 Morehall Road                           Malvern, PA                   858,560          1989         40 yrs.
905 Airport Road                           West Chester, PA              494,974          1988         40 yrs.
16 Cabot Boulevard                         Langhorne, PA                 493,741          1972         40 yrs.
1 Country View Road                        Malvern, PA                   319,213          1982         40 yrs.
2151 Cabot Boulevard                       Langhorne, PA                 290,898          1982         40 yrs.
170 South Warner Road                      King of Prussia, PA           748,252          1980         40 yrs.
190 South Warner Road                      King of Prussia, PA           418,560          1980         40 yrs.
507 Prudential Road                        Horsham, PA                   450,511          1988         40 yrs.
100 Witmer Road                            Horsham, PA                   390,055          1995         40 yrs.
3100 Horizon Blvd                          King of Prussia, PA           107,994          1995         40 yrs.
3300 Horizon Blvd                          King of Prussia, PA           174,718          1996         40 yrs.
3500 Horizon Blvd                          King of Prussia, PA           111,087          1996         40 yrs.
200 Chester Field Parkway                  Malvern, PA                 1,205,217          1989         40 yrs.
767 Electronic Drive                       Horsham, PA                   239,158          1996         40 yrs.
5 Country View Road                        Malvern, PA                   277,065          1985         40 yrs.
3200 Horizon Blvd                          King of Prussia, PA           176,009          1996         40 yrs.
3000 Horizon Boulevard                     King of Prussia, PA            29,807          1997         40 yrs.
111-195 Witmer Road                        Horsham, PA                   131,498          1996         40 yrs.
300 Welsh Road                             Horsham, PA                    65,448          1983         40 yrs.
400 Welsh Road                             Horsham, PA                   117,235          1983         40 yrs.
8801 Tinicum Boulevard                     Philadelphia, PA              117,996          1997         40 yrs.
440 East Swedesford Road                   King of Prussia, PA           325,940          1988         40 yrs.
460 East Swedesford Road                   King of Prussia, PA           217,436          1988         40 yrs.
50 Morehall Road                           Malvern, PA                   187,593          1997         40 yrs.
2 Walnut Grove Drive                       Horsham, PA                   254,125          1989         40 yrs.
200 Gibralter Road                         Horsham, PA                   146,902          1990         40 yrs.
220 Gibralter Road                         Horsham, PA                   143,548          1990         40 yrs.
240 Gibralter Road                         Horsham, PA                   143,546          1990         40 yrs.
151 S. Warner Road                         King of Prussia, PA           175,497          1980         40 yrs.
1 Walnut Grove Drive                       Horsham, PA                   227,236          1986         40 yrs.
3606 Horizon Boulevard                     King of Prussia, PA            31,917          1997         40 yrs.
650 Swedesford Road                        King of Prussia, PA           184,063          1971         40 yrs.
680 Swedesford Road                        King of Prussia, PA           268,001          1971         40 yrs.
761 Fifth Avenue                           King of Prussia, PA            17,366          1977         40 yrs.
771 Fifth Avenue                           King of Prussia, PA             8,496          1977         40 yrs.
1 Great Valley Parkway                     Malvern, PA                    49,348          1982         40 yrs.
5 Great Valley Parkway                     Malvern, PA                    79,285          1983         40 yrs.
311 Sinclair Road                          Bristol, PA                     3,314          1997         40 yrs.
181-187 Gibralter Road                     Horsham, PA                     8,269          1982         40 yrs.
104 Rock Road                              Horsham, PA                     6,231          1974         40 yrs.
123-135 Rock Road                          Horsham, PA                     5,493          1975         40 yrs.
111-159 Gibralter Road                     Horsham, PA                     9,188          1981         40 yrs.
161-175 Gibralter Road                     Horsham, PA                     6,799          1976         40 yrs.
125-137 Gibralter Road                     Horsham, PA                     6,016          1978         40 yrs.
261-283 Gibralter Road                     Horsham, PA                     9,297          1978         40 yrs.
210-223 Witmer Road                        Horsham, PA                     5,172          1972         40 yrs.
231-237 Gibralter Road                     Horsham, PA                     9,524          1981         40 yrs.
100 Gibralter Road                         Horsham, PA                       728          1975         40 yrs.
101 Gibralter Road                         Horsham, PA                    12,249          1977         40 yrs.
506 Prudential Road                        Horsham, PA                     1,863          1973         40 yrs.
113-123 Rock Road                          Horsham, PA                        23          1975         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
101-111 Rock Road                          Horsham, PA                     6,586          1975         40 yrs.
120 Gibralter Road                         Horsham, PA                    10,627          1980         40 yrs.
110 Gibralter Road                         Horsham, PA                    10,766          1979         40 yrs.
100-107 Lakeside Drive                     Horsham, PA                     4,500          1982         40 yrs.
200-264 Lakeside Drive                     Horsham, PA                    10,917          1982         40 yrs.
300-309 Lakeside Drive                     Horsham, PA                     6,806          1982         40 yrs.
400-445 Lakeside Drive                     Horsham, PA                    10,213          1981         40 yrs.
201 Gibralter Road                         Horsham, PA                    10,262          1983         40 yrs.
3600 Horizon Drive                         King of Prussia, PA             4,568          1989         40 yrs.
3602 Horizon Drive                         King of Prussia, PA             3,048          1989         40 yrs.
400-500 Brandywine Parkway                 West Chester, PA               14,292          1988         40 yrs.
600 Brandywine Parkway                     West Chester, PA               11,234          1988         40 yrs.
14 Lee Boulevard                           Malvern, PA                 1,060,763          1988         40 yrs.
500 Chester Field Parkway                  Malvern, PA                   611,087          1988         40 yrs.
300-400 Chester Field Parkway              Malvern, PA                   953,654          1988         40 yrs.
1805 Underwood Boulevard                   Delran, NJ                    125,855          1973         40 yrs.
150 Mid-Atlantic Parkway                   West Deptford, NJ             213,878          1973         40 yrs.
18 Boulden Circle                          New Castle, DE                715,037          1989         40 yrs.
501 Delran Parkway                         Delran, NJ                    578,788          1988         40 yrs.
600 Delran Parkway                         Delran, NJ                  1,208,318          1988         40 yrs.
1607 Imperial Way                          West Deptford, NJ             996,321          1973         40 yrs.
1 Boulden Circle                           New Castle, DE                340,173          1986         40 yrs.
31-55 Read's Way                           New Castle, DE              1,315,111          1986         40 yrs.
3 Boulden Circle                           New Castle, DE                481,109          1987         40 yrs.
5 Boulden Circle                           New Castle, DE                738,560          1987         40 yrs.
601 Delran Parkway                         Delran, NJ                    389,016          1988         40 yrs.
51 Haddonfield Road                        Cherry Hill, NJ             2,358,397          1986         40 yrs.
57 Read's Way                              New Castle, DE                753,222          1985         40 yrs.
1370 Imperial Way                          West Deptford, NJ             394,067          1978         40 yrs.
8 Stow Road                                Marlton, NJ                   185,812          1988         40 yrs.
10 Stow Road                               Marlton, NJ                   127,341          1988         40 yrs.
12 Stow Road                               Marlton, NJ                   141,346          1988         40 yrs.
14 Stow Road                               Marlton, NJ                   155,328          1988         40 yrs.
1300 Metropolitan Avenue                   West Deptford, NJ             163,730          1972         40 yrs.
701A Route 73 South                        Marlton, NJ                   627,663          1987         40 yrs.
701C Route 73 South                        Marlton, NJ                   135,403          1987         40 yrs.
1008 Astoria Boulevard                     Cherry Hill, NJ                88,409          1973         40 yrs.
1475 Imperial Way                          West Deptford, NJ              82,047          1976         40 yrs.
3000 Atrium Way                            Mt. Laurel, NJ              1,202,865          1987         40 yrs.
750 Cardinal Drive                         Pureland, NJ                  263,249          1989         40 yrs.
11000, 15000, 17000 Commerce Parkway       Mt. Laurel, NJ                426,070          1985         40 yrs.
12000, 14000 Commerce Parkway              Mt. Laurel, NJ                262,191          1985         40 yrs.
16000, 18000 Commerce Parkway              Mt. Laurel, NJ                224,760          1985         40 yrs.
406 Lippincott Drive                       Marlton, NJ                   180,919          1990         40 yrs.
234 High Hill Road                         Bridgeport, NJ                121,489          1987         40 yrs.
231 Lake Drive                             New Castle, DE                125,036          1997         40 yrs.
100 Arlington Boulevard                    Bridgeport, NJ                182,513          1996         40 yrs.
100 Berkeley Drive                         Swedesboro, NJ                103,730          1990         40 yrs.
301 Lippincott Drive                       Marlton, NJ                   300,240          1988         40 yrs.
303 Lippincott Drive                       Marlton, NJ                   306,844          1988         40 yrs.
510-512 Sharptown Road                     Bridgeport, NJ                 51,547          1984         40 yrs.
901 Route 73 (901 Building)                Marlton, NJ                   123,231          1985         40 yrs.
Four Greentree Center                      Marlton, NJ                   142,332          1988         40 yrs.
512 Sharptown Road                         Bridgeport, NJ                 66,124          1984         40 yrs.
15 Boulden Circle                          New Castle, DE                 21,513          1997         40 yrs.
404 Lippincott Drive                       Marlton, NJ                    18,727          1997         40 yrs.
263 Quigley Blvd                           New Castle, DE                 44,340          1987         40 yrs.
34 Blevins Drive                           New Castle, DE                 48,331          1987         40 yrs.
104 Gaither Drive                          Mt Laurel, NJ                  35,658          1975         40 yrs.
2 Lukens Drive                             New Castle, DE                 38,747          1988         40 yrs.
402 Lippincott Drive                       Marlton, NJ                    35,680          1997         40 yrs.
3000 Lincoln Drive                         Mt. Laurel, NJ                 38,973          1983         40 yrs.
6000 Commerce Parkway                      Mt. Laurel, NJ                 30,988          1985         40 yrs.
7000 Commerce Parkway                      Mt. Laurel, NJ                 33,251          1984         40 yrs.
8000 Commerce Parkway                      Mt. Laurel, NJ                 29,529          1983         40 yrs.
9000 Commerce Parkway                      Mt. Laurel, NJ                 36,656          1983         40 yrs.
1000 Briggs Road                           Mt. Laurel, NJ                 43,768          1986         40 yrs.
1025 Briggs Road                           Mt. Laurel, NJ                 54,644          1987         40 yrs.
2000 Crawford Place                        Mount Laurel, NJ               23,937          1986         40 yrs.
1351 Metropolitan Avenue                   Thorofare, NJ                  10,748          1986         40 yrs.
650 Grove Road                             Thorofare, NJ                  15,157          1986         40 yrs.
400 Grove Road                             Thorofare, NJ                   8,225          1986         40 yrs.
1655 Valley Center Parkway                 Bethlehem, PA                 186,310          1993         40 yrs.
6560 Stonegate Drive                       Allentown, PA                 472,580          1989         40 yrs.
6370 Hedgewood Drive                       Allentown, PA                 471,598          1990         40 yrs.
6390 Hedgewood Drive                       Allentown, PA                 535,191          1990         40 yrs.
1495 Valley Center Parkway                 Bethlehem, PA                 616,022          1990         40 yrs.
6350 Hedgewood Drive                       Allentown, PA                 617,892          1989         40 yrs.
6330 Hedgewood Drive                       Allentown, PA               1,079,504          1988         40 yrs.
1550 Valley Center Parkway                 Bethlehem, PA                 587,742          1988         40 yrs.
1560 Valley Center Parkway                 Bethlehem, PA                 747,669          1988         40 yrs.
6580 Snowdrift Road                        Allentown, PA                 571,101          1988         40 yrs.
1510 Valley Center Parkway                 Bethlehem, PA                 690,231          1988         40 yrs.
1530 Valley Center Parkway                 Bethlehem, PA                 550,025          1988         40 yrs.
6540 Stonegate Drive                       Allentown, PA                 793,806          1988         40 yrs.
974 Marcon Boulevard                       Allentown, PA                 542,462          1987         40 yrs.
964 Marcon Street                          Allentown, PA                 461,528          1985         40 yrs.
764 Roble Road                             Allentown, PA                 228,454          1985         40 yrs.
3174 Airport Road                          Allentown, PA                 415,890          1979         40 yrs.
2196 Avenue C                              Allentown, PA                 407,962          1980         40 yrs.
2202 Hanger Place                          Allentown, PA                 480,198          1981         40 yrs.
2201 Hanger Place                          Allentown, PA                 505,872          1987         40 yrs.
954 Marcon Boulevard                       Allentown, PA                 327,217          1981         40 yrs.
57 South Commerce Way                      Allentown, PA                 252,495          1986         40 yrs.
754 Roble Road                             Allentown, PA                 163,612          1986         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
894 Marcon Boulevard                       Allentown, PA                  94,747          1986         40 yrs.
744 Roble Road                             Allentown, PA                 176,344          1986         40 yrs.
944 Marcon Boulevard                       Allentown, PA                 151,226          1986         40 yrs.
1685 Valley Center Parkway                 Allentown, PA                 128,571          1996         40 yrs.
6520 Stonegate Drive                       Allentown, PA                  56,527          1996         40 yrs.
7437 Industrial Boulevard                  Allentown, PA                 550,109          1976         40 yrs.
939 Marcon Blvd                            Allentown, PA                 326,256          1980         40 yrs.
1455 Valley Center Parkway                 Bethlehem, PA                 132,683          1997         40 yrs.
1640 Valley Center Parkway                 Bethlehem, PA                 138,901          1996         40 yrs.
1650 Valley Center Parkway                 Allentown, PA                 108,839          1997         40 yrs.
Nestle Way                                 Allentown, PA                 652,413          1997         40 yrs.
83 South Commerce Way                      Bethlehem, PA                  39,219          1989         40 yrs.
85 South Commerce Way                      Bethlehem, PA                  39,745          1989         40 yrs.
87 South Commerce Way                      Bethlehem, PA                  41,830          1989         40 yrs.
7339 Industrial Blvd                       Allentown, PA                 437,090          1988         40 yrs.
95 Highland Avenue                         Bethlehem, PA                  63,829          1985         40 yrs.
236 Brodhead Road                          Bethlehem, PA                  88,243          1994         40 yrs.
6620 Grant Way                             Allentown, PA                  31,945          1989         40 yrs.
7562 Penn Drive                            Allentown, PA                       -          1989         40 yrs.
7277 Williams Avenue                       Allentown, PA                       -          1989         40 yrs.
2041 Avenue C                              Allentown, PA                  79,240          1990         40 yrs.
2124 Avenue C                              Allentown, PA                  74,159          1990         40 yrs.
7339 Industrial Boulevard                  Allentown, PA                 152,891          1996         40 yrs.
7384 Penn Drive                            Allentown, PA                 171,693          1988         40 yrs.
7144 Daniels Drive                         Allentown, PA                 332,264          1975         40 yrs.
7620 Cetronia Road                         Allentown, PA                 244,123          1990         40 yrs.
100 Brodhead Road                          Allentown, PA                 170,356          1990         40 yrs.
12000,001,040 Indian Creek Court           Beltsville, MD              2,379,638          1986         40 yrs.
8280 Patuxent Range Drive                  Columbia, MD                  538,879          1978         40 yrs.
7178-80 Columbia Gateway                   Columbia, MD                  404,731          1987         40 yrs.
8730 Bollman Place                         Columbia, MD                  325,182          1984         40 yrs.
9770 Patuxent Woods Drive                  Columbia, MD                   50,860          1986         40 yrs.
9780 Patuxent Woods Drive                  Columbia, MD                   32,515          1986         40 yrs.
9790 Patuxent Woods Drive                  Columbia, MD                   36,271          1986         40 yrs.
9810 Patuxent Woods Drive                  Columbia, MD                   39,705          1986         40 yrs.
9800 Patuxent Woods Drive                  Columbia, MD                   44,500          1988         40 yrs.
9820 Patuxent Woods Drive                  Columbia, MD                   35,377          1988         40 yrs.
9830 Patuxent Woods Drive                  Columbia, MD                   44,078          1986         40 yrs.
9050 Red Branch Road                       Columbia, MD                   32,451          1972         40 yrs.
180,190 Cochrane Drive                     Annapolis, MD               3,116,559          1989         40 yrs.
9101,9111,9115 Guilford Road               Columbia, MD                  884,484          1984         40 yrs.
9125,9135,9145 Guilford Road               Columbia, MD                1,441,850          1983         40 yrs.
1751 Bluehills Drive                       Roanoke, VA                   585,871          1991         40 yrs.
3432 Holland Road                          Virginia Beach, VA             55,974          1989         40 yrs.
5162 Valleypointe Parkway                  Roanoke, VA                   182,671          1993         40 yrs.
9601 Cosner Drive                          Fredericksburg, VA            264,939          1995         40 yrs.
315 Cardiff Valley Road                    Knoxville, TN                 215,809          1994         40 yrs.
1347 Diamond Springs Road                  Virginia Beach, VA            227,173          1980         40 yrs.
5601-5659 Eastport Boulevard               Richmond, VA                  313,389          1996         40 yrs.
5900 Eastport Boulevard                    Richmond, VA                  102,426          1997         40 yrs.
4717-4729 Eubank Road                      Richmond, VA                  188,346          1978         40 yrs.
5251 Concourse Drive                       Roanoke, VA                    76,296          1997         40 yrs.
4263F-N. Carolina Ave                      Richmond, VA                   61,255          1975         40 yrs.
4200 Oakleys Court                         Richmond, VA                   78,062          1990         40 yrs.
1821 Battery Dantzler Road                 Chester, VA                    94,958          1990         40 yrs.
5000 Cox Road                              Glen Allen, VA                116,246          1990         40 yrs.
510 Eastpark Court                         Sandston, VA                   67,809          1989         40 yrs.
520 Eastpark Court                         Sandston, VA                  129,139          1989         40 yrs.
600 Liberty Way                            Chesterfield, VA               72,183          1997         40 yrs.
500 Liberty Way                            Chester, VA                    17,354          1997         40 yrs.
4198 Cox Road                              Glen Allen, VA                 39,736          1984         40 yrs.
4510 Cox Road                              Glen Allen, VA                 63,266          1990         40 yrs.
2809 South Lynnhaven Road                  Virginia Beach, VA                  -          1987         40 yrs.
200 Golden Oak Court                       Virginia Beach, VA                  -          1988         40 yrs.
208 Golden Oak Court                       Virginia Beach, VA                  -          1989         40 yrs.
1 Enterprise Parkway                       Hampton, VA                         -          1987         40 yrs.
22 Enterprise Parkway                      Hampton, VA                         -          1990         40 yrs.
10 South Third Street                      Richmond, VA                   10,765          1930         40 yrs.
4300 Carolina Avenue                       Richmond, VA                1,059,655          1985         40 yrs.
301 Hill Carter Parkway                    Richmond, VA                  342,413          1989         40 yrs.
4001 Carolina Avenue                       Richmond, VA                   19,694          1935         40 yrs.
5600-5626 Eastport Boulevard               Richmond, VA                  273,614          1989         40 yrs.
5650-5674 Eastport Boulevard               Richmond, VA                  315,412          1990         40 yrs.
5700 Eastport Boulevard                    Richmond, VA                  197,975          1990         40 yrs.
11020 Hull Street Road                     Richmond, VA                   45,126          1987         40 yrs.
3001 Hungary Springs Road                  Richmond, VA                   43,201          1984         40 yrs.
7760 Shrader Road                          Richmond, VA                   55,899          1987         40 yrs.
7740 Shrader Road                          Richmond, VA                   33,409          1989         40 yrs.
4880 Cox Road                              Richmond, VA                  154,055          1995         40 yrs.
4101- 4127 Carolina Avenue                 Richmond, VA                  161,574          1973         40 yrs.
4201-4261 Carolina Avenue                  Richmond, VA                  364,722          1975         40 yrs.
4263-4299 Carolina Avenue                  Richmond, VA                  185,656          1976         40 yrs.
4301-4335 Carolina Avenue                  Richmond, VA                  118,526          1978         40 yrs.
4337-4379 Carolina Avenue                  Richmond, VA                  176,804          1979         40 yrs.
4501-4549 Carolina Avenue                  Richmond, VA                  253,345          1981         40 yrs.
4551-4593 Carolina Avenue                  Richmond, VA                  261,401          1982         40 yrs.
4601-4643 Carolina Avenue                  Richmond, VA                  386,893          1985         40 yrs.
4545-4583 Carolina Avenue                  Richmond, VA                  588,974          1985         40 yrs.
4447-4491 Carolina Avenue                  Richmond, VA                  207,280          1987         40 yrs.
4401-4445 Carolina Avenue                  Richmond, VA                  319,560          1988         40 yrs.
12 S. Third Street                         Richmond, VA                   13,196          1900         40 yrs.
2300 East Parham Road                      Richmond, VA                   71,585          1988         40 yrs.
5221 Valleypark Drive - Bldg A             Roanoke, VA                   134,601          1988         40 yrs.
5228 Valleypointe Parkway - Bldg B         Roanoke, VA                    62,774          1988         40 yrs.
5238 Valleypark Drive - Bldg C             Roanoke, VA                   144,089          1989         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
4523 Green Point Drive                     High Point, NC                405,750          1988         40 yrs.
4501 Green Point Drive                     High Point, NC                393,902          1989         40 yrs.
4500 Green Point Drive                     High Point, NC                395,570          1989         40 yrs.
2427 Penny Road                            High Point, NC              1,066,124          1990         40 yrs.
4524 Green Point Drive                     High Point, NC                394,090          1989         40 yrs.
4328, 4336 Federal Drive                   High Point, NC                678,380          1995         40 yrs.
200 Centreport Drive                       Greensboro, NC                300,014          1986         40 yrs.
4000 Piedmont Parkway                      High Point, NC                249,869          1997         40 yrs.
4380 Federal Drive                         High Point, NC                 75,525          1997         40 yrs.
4388 Federal Drive                         High Point, NC                 15,691          1997         40 yrs.
6532 Judge Adams Road                      Rock Creek, NC                 43,080          1997         40 yrs.
3860 Faber Place                           N. Charleston, SC              33,038          1995         40 yrs.
4055 Faber Place                           N. Charleston, SC              83,122          1989         40 yrs.
3820 Faber Place                           N. Charleston, SC              87,852          1993         40 yrs.
440 Knox Abbott Drive                      Cayce, SC                      61,844          1989         40 yrs.
Alcoa Fujikura Facility                    Duncan, SC                    134,986          1984         40 yrs.
1320 Garlington Road                       Greenville, SC                 29,409          1986         40 yrs.
9800 Twin Lakes Parkway                    Charlotte, NC                  35,961          1994         40 yrs.
420 Park Avenue                            Greenville, SC                 72,949          1986         40 yrs.
111 Southchase Blvd.                       Fountain Inn, SC               76,773          1989         40 yrs.
300 International Blvd.                    Fountain Inn, SC               10,690          1995         40 yrs.
1208 Eastchester Drive                     High Point, NC                 82,904          1988         40 yrs.
One Independence Pointe                    Greenville, SC                 12,677          1982         40 yrs.
55 Beattie Place                           Greenville, SC                 49,204          1986         40 yrs.
75 Beattie Place                           Greenville, SC                 36,534          1987         40 yrs.
4344 Federal Drive                         High Point, NC                112,594          1996         40 yrs.
202 Centreport Drive                       Greensboro, NC                306,398          1990         40 yrs.
1730 Stebbins Drive                        Houston, TX                   229,748          1973         40 yrs.
5911-5925 Richard Street                   Jacksonville, FL              218,632          1977         40 yrs.
8383-8385 Baycenter Road                   Jacksonville, FL              242,593          1973         40 yrs.
8775 Baypine Road                          Jacksonville, FL              537,892          1989         40 yrs.
8539 Western Way                           Jacksonville, FL              750,093          1987         40 yrs.
6255 Lake Gray Boulevard                   Jacksonville, FL              780,177          1987         40 yrs.
6600-6660 Suemac Place                     Jacksonville, FL              778,457          1987         40 yrs.
6800-6850 Suemac Place                     Jacksonville, FL              452,334          1973         40 yrs.
8665,8667,8669 Baypine Road                Jacksonville, FL              948,951          1987         40 yrs.
8540 Baycenter Road                        Jacksonville, FL              436,560          1984         40 yrs.
1200 Gulf Life Drive                       Jacksonville, FL            4,911,318          1985         40 yrs.
8400 Baymeadows Way                        Jacksonville, FL              543,713          1987         40 yrs.
8614 Baymeadows Way                        Jacksonville, FL              292,127          1986         40 yrs.
5941-5975 Richard Street                   Jacksonville, FL              513,893          1978         40 yrs.
7970 Bayberry Road                         Jacksonville, FL              372,464          1978         40 yrs.
6000-6030 Bowdendale Avenue                Jacksonville, FL              635,300          1979         40 yrs.
7898 Baymeadows Way                        Jacksonville, FL              718,505          1978         40 yrs.
5977-6607 Richard Street                   Jacksonville, FL              794,758          1980         40 yrs.
7910 & 7948 Baymeadows Way                 Jacksonville, FL              927,778          1981         40 yrs.
7954 & 7960 Baymeadows Way                 Jacksonville, FL              951,026          1982         40 yrs.
8787 Baypine Road                          Jacksonville, FL           11,876,808          1990         40 yrs.
7077 Bonneval Road                         Jacksonville, FL              814,405          1988         40 yrs.
4190 Belfort Road                          Jacksonville, FL              867,906          1986         40 yrs.
8011, 8021, 8031 Phillips Highway          Jacksonville, FL              319,060          1987         40 yrs.
11777 Central Highway                      Jacksonville, FL              304,289          1985         40 yrs.
7016 AC Skinner Parkway                    Jacksonville, FL              103,229          1996         40 yrs.
7018 AC Skinner Parkway                    Jacksonville, FL               72,407          1997         40 yrs.
6620 Southpoint Drive                      Jacksonville, FL               90,902          1984         40 yrs.
7980 Bayberry Road                         Jacksonville, FL               14,062          1978         40 yrs.
9600 Satellite Boulevard                   Orlando, FL                    16,414          1989         40 yrs.
9700 Satellite Boulevard                   Orlando, FL                    14,507          1989         40 yrs.
1902 Cypress Lake Drive                    Orlando, FL                    20,150          1989         40 yrs.
8250 & 8256 Exchange Place                 Orlando, FL                    15,735          1985         40 yrs.
6600 Southpoint Parkway                    Jacksonville, FL               25,297          1986         40 yrs.
6700 Southpoint Parkway                    Jacksonville, FL               19,888          1987         40 yrs.
4801 Executive Park Court - 100            Jacksonville, FL                    -          1990         40 yrs.
4801 Executive Park Court - 200            Jacksonville, FL                    -          1990         40 yrs.
4810 Executive Park Court                  Jacksonville, FL                    -          1990         40 yrs.
6602 Executive Park Court - 100            Jacksonville, FL                    -          1993         40 yrs.
6602 Executive Park Court - 200            Jacksonville, FL                    -          1993         40 yrs.
6631 Executive Park Court - 100            Jacksonville, FL                    -          1994         40 yrs.
6631 Executive Park Court - 200            Jacksonville, FL                    -          1994         40 yrs.
4815 Executive Park Court - 100            Jacksonville, FL                    -          1995         40 yrs.
4815 Executive Park Court - 200            Jacksonville, FL                    -          1995         40 yrs.
4825 Executive Park Court                  Jacksonville, FL                    -          1996         40 yrs.
4820 Executive Park Court                  Jacksonville, FL                    -          1997         40 yrs.
10511 & 10611 Satellite Boulevard          Orlando, FL                         -          1985         40 yrs.
1400-1440 Central Florida Parkway          Orlando, FL                         -          1962         40 yrs.
7020 AC Skinner Parkway                    Jacksonville, FL              125,236          1996         40 yrs.
7040 AC Skinner Parkway                    Jacksonville, FL              242,670          1996         40 yrs.
4001,4051,4101 Fowler Avenue               Tampa, FL                   1,011,946          1988         40 yrs.
5501-5502 Pioneer Park Boulevard           Tampa, FL                     148,684          1981         40 yrs.
8401-8408 Benjamin Road                    Tampa, FL                     237,574          1986         40 yrs.
3501 Riga Blvd                             Tampa, FL                     108,127          1983         40 yrs.
111 Kelsey Land                            Tampa, FL                      56,054          1990         40 yrs.
7930, 8010-20 Woodland Center              Tampa, FL                      87,883          1990         40 yrs.
7920 Woodland Center Boulevard             Tampa, FL                      53,907          1997         40 yrs.
8154-8198 Woodland Center                  Tampa, FL                      49,611          1988         40 yrs.
8112-42 Woodland Center                    Tampa, FL                      54,108          1995         40 yrs.
8212 Woodland Center                       Tampa, FL                      37,784          1996         40 yrs.
5690-5694 Crenshaw Street                  Tampa, FL                     136,823          1979         40 yrs.
3102,3104,3110 Cherry Palm Drive           Tampa, FL                     183,217          1986         40 yrs.
1701 Clint Moore Blvd                      Boca Raton, FL                 38,349          1985         40 yrs.
4555 Riverside Drive                       Beach Gardens, FL              48,602          1988         40 yrs.
2500 Metrocentre Boulevard                 West Palm Beach, FL            12,881          1988         40 yrs.
2540 Metrocenter Boulevard                 West Palm Beach, FL             8,881          1988         40 yrs.
2541 Metrocentre Boulevard                 West Palm Beach, FL             7,843          1988         40 yrs.
2580 Metrocentre Boulevard                 West Palm Beach, FL            13,861          1988         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
2581 Metrocentre Boulevard                 West Palm Beach, FL            10,230          1988         40 yrs.
5410 - 5430 Northwest 33rd Avenue          Ft. Lauderdale, FL              8,775          1985         40 yrs.
2905 Northwest Boulevard                   Plymouth, MN                   88,329          1983         40 yrs.
2800 Campus Drive                          Plymouth, MN                   68,542          1985         40 yrs.
2955 Xenium Lane                           Plymouth, MN                   25,845          1985         40 yrs.
9401-9443 Science Center Drive             New Hope, MN                   77,757          1989         40 yrs.
6321-6325 Bury Drive                       Eden Prairie, MN               78,526          1988         40 yrs.
7115-7173 Shady Oak Road                   Eden Prairie, MN               80,284          1984         40 yrs.
7660-7716 Golden Triangle Drive            Eden Prairie, MN               96,534          1988         40 yrs.
7400 Flying Cloud Drive                    Eden Prairie, MN               33,252          1987         40 yrs.
330 Second Avenue                          Minneapolis, MN               384,739          1980         40 yrs.
10301-10305 West 70th Street               Eden Prairie, MN               20,527          1984         40 yrs.
10321 West 70th Street                     Eden Prairie, MN               24,718          1984         40 yrs.
10333 West 70th Street                     Eden Prairie, MN               18,871          1984         40 yrs.
10349-10357 West 70th Street               Eden Prairie, MN               48,451          1985         40 yrs.
10365-10375 West 70th Street               Eden Prairie, MN               49,468          1985         40 yrs.
10393-10394 West 70th Street               Eden Prairie, MN               47,384          1985         40 yrs.
7078 Shady Oak Road                        Eden Prairie, MN               58,307          1985         40 yrs.
5600 & 5610 Rowland Road                   Minnetonka, MN                 77,949          1988         40 yrs.
2920 Northwest Boulevard                   Plymouth, MN                    7,138          1997         40 yrs.
26911-26957 Northwestern                   Southfield, MI              1,423,867          1985         40 yrs.
1650 Research Drive                        Troy, MI                       89,558          1985         40 yrs.
1775 Research Drive                        Troy, MI                       35,636          1985         40 yrs.
1875 Research Drive                        Troy, MI                       35,277          1986         40 yrs.
1850 Research Drive                        Troy, MI                       91,625          1986         40 yrs.
1965 Research Drive                        Troy, MI                       45,310          1987         40 yrs.
1960 Research Drive                        Troy, MI                       45,312          1987         40 yrs.
27260 Haggerty Road                        Farmington Hill, MI            51,625          1983         40 yrs.
27200 Haggerty Road                        Farmington Hill, MI            43,158          1983         40 yrs.
27280 Haggerty Road                        Farmington Hill, MI            42,690          1983         40 yrs.
27220 Haggerty Road                        Farmington Hill, MI            22,759          1985         40 yrs.
27240 Haggerty Road                        Farmington Hill, MI            19,178          1985         40 yrs.
27300 Haggerty Road                        Farmington Hill, MI            41,819          1985         40 yrs.
1101 Allen Drive                           Troy, MI                        5,566          1974         40 yrs.
1151 Allen Drive                           Troy, MI                        9,329          1974         40 yrs.
1300 Rankin Street                         Troy, MI                        7,605          1979         40 yrs.
1350 Rankin Street                         Troy, MI                        6,339          1979         40 yrs.
1376-1400 Rankin Street                    Troy, MI                        7,617          1979         40 yrs.
1352-1374 Rankin Street                    Troy, MI                        8,693          1979         40 yrs.
1324-1346 Rankin Street                    Troy, MI                        7,605          1979         40 yrs.
1301-1307 Rankin Street                    Troy, MI                        6,339          1978         40 yrs.
1409 Allen Drive                           Troy, MI                        8,075          1978         40 yrs.
1304 E Maple Road                          Troy, MI                       11,980          1971         40 yrs.
1334 Maplelawn Road                        Troy, MI                        7,050          1983         40 yrs.
1290 Maplelawn Road                        Troy, MI                        4,839          1984         40 yrs.
1070 Maplelawn Road                        Troy, MI                        3,888          1982         40 yrs.
950 Maplelawn Road                         Troy, MI                       14,317          1982         40 yrs.
894 Maplelawn Road                         Troy, MI                       10,308          1986         40 yrs.
1179 Maplelawn Road                        Troy, MI                        4,982          1984         40 yrs.
1940 Norwood Drive                         Troy, MI                        4,925          1983         40 yrs.
1311-1331 Maplelawn Road                   Troy, MI                        7,113          1986         40 yrs.
2354 Bellingham Street                     Troy, MI                        4,954          1990         40 yrs.
2360 Bellingham Street                     Troy, MI                        4,954          1985         40 yrs.
1911 Ring Drive                            Troy, MI                        4,885          1986         40 yrs.
26442-26450 Haggerty Road                  Farmington Hill, MI            13,482          1988         40 yrs.
26500 Haggerty Road                        Farmington Hill, MI            17,645          1986         40 yrs.
26650 Haggerty Road                        Farmington Hill, MI             9,822          1988         40 yrs.
26700 Haggerty Road                        Farmington Hill, MI            14,369          1986         40 yrs.
26750 Haggerty Road                        Farmington Hill, MI            16,603          1988         40 yrs.
26800 Haggerty Road                        Farmington Hill, MI             9,954          1986         40 yrs.
26842-26850 Haggerty Road                  Farmington Hill, MI            13,590          1988         40 yrs.
50 Gibson Drive                            West Malling, UK              357,685          1996         40 yrs.
25 Kings Hill Avenue                       West Malling, UK              218,828          1996         40 yrs.
2 Kings Hill Avenue                        West Malling, UK              136,412          1996         40 yrs.
50 Kings Hill Avenue                       West Malling, UK              298,587          1996         40 yrs.
                                                                   -------------
Subtotal Operating Real Estate                                     $ 149,310,861
                                                                   =============

DEVELOPMENT PROPERTIES
132 Welsh Road                             Horsham, PA             $           -          1997             N/A
3604 Horizon Blvd                          King of Prussia, PA                 -          1997             N/A
100 Cedar Hollow Road                      Malvern, PA                         -          1997             N/A
3 Country View Road                        Malvern, PA                         -          1997             N/A
425 Technology Drive                       Malvern, PA                         -          1997             N/A
375 Technology Drive                       Malvern, PA                         -          1997             N/A
100 Chesterfield Pkwy                      Malvern, PA                         -          1997             N/A
201 Berkeley Drive                         Bridgeport, NJ                      -          1997             N/A
300 Commodore Drive                        Bridgeport, NJ                      -          1997             N/A
1660 Valley Center Parkway                 Bethlehem, PA                       -          1996             N/A
89 South Commerce Way                      Bethlehem, PA                       -          1997             N/A
1525 Valley Ctr Pkwy                       Allentown, PA                       -          1997             N/A
700 Nestle Way                             Allentown, PA                       -          1997             N/A
5500 Cox Road                              Richmond, VA                        -          1997             N/A
13001 Kingston Ave                         Richmond, VA                        -          1997             N/A
5701-5799 Eastport Blvd                    Richmond, VA                        -          1996             N/A
4801 Cox Road                              Richmond, VA                        -          1997             N/A
701 Liberty Way                            Richmond, VA                        -          1997             N/A
5310 Valley Park Drive                     Roanoke, VA                         -          1997             N/A
5305 Valley Park Drive                     Roanoke, VA                         -          1997             N/A
530 Eastpark Court                         Sandston, VA                        -          1997             N/A
101 Centreport                             Greensboro, NC                      -          1996             N/A
6532 Judge Adams Road                      Whitsett, NC                        -          1997             N/A
3875 Faber Place                           N. Charleston, SC                   -          1997             N/A
1 Alliance Drive                           Goose Creek, SC                     -          1997             N/A


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
DEVELOPMENT PROPERTIES - Continued
1150 Northpoint Blvd                       Blythwood, SC                       -          1997             N/A
4160 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4194 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4196 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4170 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4180 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
7720 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4345 Southpoint Parkway                    Jacksonville, FL                    -          1996             N/A
131 Silo Bend                              Tampa, FL                           -          1996             N/A
7724 Woodland Ctr Blvd                     Tampa, FL                           -          1997             N/A
7802-50 Woodland Ctr Blvd                  Tampa, FL                           -          1997             N/A
7852-98 Woodland Ctr Blvd                  Tampa, FL                           -          1997             N/A
8921 Brittany Way                          Tampa, FL                           -          1997             N/A
6601-6625 W. 78th Street                   Bloomington, MN                     -          1997             N/A
10400 Southwest Crossing                   Eden Prairie, MN                    -          1997             N/A
10 Kings Hill Ave                          West Malling, UK                    -          1997             N/A
30 Tower View                              West Malling, UK                    -          1997             N/A
35 Kings Hill Ave                          West Malling, UK                    -          1997             N/A
                                                                   -------------
Subtotal Development in Progress                                   $           -
                                                                   =============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                 Boothwyn, PA            $           -          1988             N/A
Gwynedd North Bus Camp Land                Lansdale, PA                        -          1989             N/A
Three Country View Road                    Malvern, PA                         -          1995             N/A
550 Lapp Road                              Malvern, PA                         -          1995             N/A
Cedar Hollow Road Land                     Malvern, PA                         -          1996             N/A
Walnut Grove Land                          Horsham, PA                         -          1996             N/A
Iron Run Land                              Upper Macungie, PA                  -          1997             N/A
35 Liberty Blvd Land                       Malvern, PA                         -          1997             N/A
45 Liberty Blvd Land                       Malvern, PA                         -          1997             N/A
Great Valley Land                          Malvern, PA                         -          1997             N/A
10 Matthews Rd South Land                  Malvern, PA                         -          1997             N/A
104 Witmer Road                            Horsham, PA                         -          1997             N/A
3 Franklin Plaza                           Philadelphia, PA                    -          1997             N/A
2700 Horizon Dr                            King of Prussia, PA                 -          1997             N/A
2900 Horizon Dr                            King of Prussia, PA                 -          1997             N/A
2500 Renaissance Blvd                      King of Prussia, PA                 -          1997             N/A
2300 Renaissance Blvd                      King of Prussia, PA                 -          1997             N/A
Swedes Run Business Park Land              Delran, NJ                          -          1992             N/A
Marlton Crossing Land                      Marlton, NJ                         -          1994             N/A
Commodore Business Park                    Logan Twp., NJ                      -          1995             N/A
Boulden Land                               New Castle, DE                      -          1995             N/A
Marlton Executive Park Land                Marlton, NJ                         -          1994             N/A
17 Boulden Circle                          New Castle, DE                      -          1996             N/A
1015 Briggs Road Land                      Mt. Laurel, NJ                      -          1997             N/A
1020 Briggs Road Land                      Mt. Laurel, NJ                      -          1997             N/A
Lehigh Valley Corporate Center Land        Bethlehem, PA                       -          1987             N/A
Park at Valleypointe Land                  Roanoke, VA                         -          1995             N/A
Fairgrounds Distribution Center Land       Richmond, VA                        -          1995             N/A
Rivers' Bend Land                          Chesterfield City, VA               -          1995             N/A
Oakleys Center Land                        Richmond, VA                        -          1996             N/A
Woodlands Center Land                      Sandston, VA                        -          1996             N/A
501 Liberty Way                            Chesterfield City, VA               -          1996             N/A
601 Hewlett Packard Way                    Chesterfield City, VA               -          1997             N/A
6000-98 Eastport Blvd                      Richmond, VA                        -          1997             N/A
Eastport VIII                              Richmond, VA                        -          1997             N/A
Eastport IX                                Richmond, VA                        -          1997             N/A
Mendenhall Land                            High Point, NC                      -          1995             N/A
Independence Pointe Land                   Greenville, SC                      -          1997             N/A
Southpoint Business Park Land              Jacksonville, FL                    -          1994             N/A
Liberty Business Park Land                 Jacksonville, FL                    -          1995             N/A
7024 AC Skinner Parkway                    Jacksonville, FL                    -          1995             N/A
7014 AC Skinner Pkwy                       Jacksonville, FL                    -          1996             N/A
Cypress Park Land                          Orlando, FL                         -          1997             N/A
Exchange Place Land                        Orlando, FL                         -          1997             N/A
Airport West                               Tampa, FL                           -          1995             N/A
Silo Bend Land (LPDC)                      Tampa, FL                           -          1996             N/A
West Tech Park Land (Lot B)                Farmington Hill, MI                 -          1997             N/A
West Tech Park Land (Lot C)                Farmington Hill, MI                 -          1997             N/A
                                                                   -------------
Subtotal Land Held for Development                                 $           -
                                                                   =============

Total All Properties                                               $ 149,310,861
                                                                   =============


*     Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General and Jackson
      National Life totalling $246.2 million.
**    Rouse leases land from Kent County Council.

                                                           SCHEDULE III

                     LIBERTY PROPERTY TRUST
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                       1997        1996        1995
                                    ---------   ----------  ---------

REAL ESTATE:
 Balance at beginning of year       $1,178,713  $  920,230  $ 586,789
   Additions                           960,548     268,066    333,441
   Disposition of property             (42,924)     (9,583)        --
                                    ----------  ----------  ---------
 Balance at end of year             $2,096,337  $1,178,713  $ 920,230
                                    ==========  ==========  =========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year       $  119,151  $   94,183  $  74,508
   Depreciation expense                 35,981      24,968     19,675
   Disposition of property              (5,821)          -          -
                                    ----------  ----------  ---------

 Balance at end of year             $  149,311  $  119,151  $  94,183
                                    ==========  ==========  =========

REPORT OF INDEPENDENT AUDITORS



To The Partners
Liberty Property Limited Partnership



We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership ("the Operating Partnership") as of December 31, 1997, and 1996 , and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 1997 and 1996, the consolidated results of Liberty Property Limited Partnership's operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted
accounting principles.   Also, in our opinion, the related financial
statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                   /s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania                         ERNST & YOUNG LLP
February 13, 1998, except for Note 10,
as to which the date is February 23, 1998

    CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                             (IN THOUSANDS)

                                                      DECEMBER 31,
                                               -------------------------
                                                 1997            1996
                                               ----------    -----------
ASSETS
Real estate:
 Land and land improvements                    $  238,519    $  140,196
 Buildings and improvements                     1,639,821       908,835
 Less accumulated depreciation                   (149,311)     (119,151)
                                               ----------    ----------
Operating real estate                           1,729,029       929,880

 Development in progress                          156,093        85,628
 Land held for development                         61,904        44,054
                                               ----------    ----------
Net real estate                                 1,947,026     1,059,562

Cash and cash equivalents                          55,079        19,612
Accounts receivable                                 6,517         7,007
Deferred financing and leasing costs,
 net of accumulated amortization
 (1997, $40,560; 1996, $30,985)                    32,536        27,013
Prepaid expenses and other assets                  53,179        39,418
                                               ----------    ----------
Total assets                                   $2,094,337    $1,152,612
                                               ==========    ==========
LIABILITIES
Mortgage loans                                 $  363,591    $  240,803
Unsecured notes                                   350,000             -
Lines of credit                                   135,000       266,692
Convertible debentures                            111,543       171,214
Accounts payable                                   14,544         6,294
Accrued interest                                   10,960         7,411
Dividend payable                                   25,927        14,248
Other liabilities                                  42,499        28,923
                                               ----------    ----------
Total liabilities                               1,054,064       735,585

OWNERS' EQUITY
General partner's equity                          955,595       375,532
Limited partners' equity                           84,678        41,495
                                               ----------    ----------
Total owners' equity                            1,040,273       417,027
                                               ----------    ----------
Total liabilities and owners' equity           $2,094,337    $1,152,612
                                               ==========    ==========
See accompanying notes.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                           1997          1996            1995
                                       ------------   ------------   ------------
REVENUE
Rental                                 $  169,859     $   112,841    $    89,163
Operating expense reimbursement            55,502          35,886         24,604
Management fees                               673           1,340            734
Interest and other                          6,483           4,198          2,540
                                       ------------   -----------    -----------
Total revenue                             232,517         154,265        117,041

OPERATING EXPENSES
Rental property                            43,118          29,624         20,010
Real estate taxes                          17,961          11,229          9,304
General and administrative                 10,650           8,023          5,212
Depreciation and amortization              40,752          28,203         22,518
                                       ------------   -----------    -----------

Total operating expenses                  112,481          77,079         57,044
                                       ------------   -----------    -----------

Operating income                          120,036          77,186         59,997

Premium on debenture conversions               98           1,027              -
Interest expense                           53,888          38,528         37,688
                                       ------------   -----------    -----------

Net income                             $   66,050     $    37,631    $    22,309
                                      ============    ===========    ===========

Net income allocated
 to general partner                    $   60,444     $    33,740    $    19,466
                                      ============    ===========    ===========

Net income allocated
 to limited partners                   $    5,606     $     3,891    $     2,843
                                      ============    ===========    ===========

See accompanying notes.

                           CONSOLIDATED STATEMENTS OF OWNERS' EQUITY OF
                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                                         (IN THOUSANDS)

                                                GENERAL      LIMITED
                                                PARTNER'S    PARTNERS'    TOTAL OWNERS'
                                                 EQUITY       EQUITY         EQUITY
                                               ----------   ----------    -------------
Owners' equity at January 1, 1995              $ 229,667    $   29,832    $   259,499

Contribution from partners                       131,558             -        131,558
Distribution to partners                         (45,170)       (6,279)       (51,449)
Issuance of Operating Partnership Units                -        14,757         14,757
Net income                                        19,466         2,843         22,309
                                               ----------   -----------   ------------

Balance at December 31, 1995                     335,521        41,153        376,674

Contribution from partners                        55,001         1,878         56,879
Distribution to partners                         (48,730)       (5,427)       (54,157)
Net income                                        33,740         3,891         37,631
                                               ----------   -----------   ------------

Balance at December 31, 1996                     375,532        41,495        417,027

Contribution from partners                       597,395        15,982        613,377
Distribution to partners                         (77,776)       (7,197)       (84,973)
Issuance of Operating Partnership Units                -        28,792         28,792
Net income                                        60,444         5,606         66,050
                                               ----------   -----------   ------------

Balance at December 31, 1997                   $ 955,595    $   84,678    $ 1,040,273
                                               ==========   ===========   ============

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1997          1996          1995
                                               ------------  ------------  ------------
OPERATING ACTIVITIES
Net income                                      $   66,050   $    37,631   $    22,309
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     40,752        28,203        22,518
  Amortization of deferred financing costs           7,367         4,561         4,869
  Gain on sale                                      (2,518)         (577)            -
  Noncash compensation                                 423           704             -
  Changes in operating assets
   and liabilities:
   Accounts receivable                                 490        (1,399)       (1,006)
   Prepaid expenses and other assets               (11,881)      (12,897)       (5,595)
   Accounts payable                                  8,250         1,717         2,871
   Accrued interest                                  3,549        (2,028)         (286)
   Other liabilities                                14,378         8,463         9,641
                                               ------------  ------------  ------------
Net cash provided by operating activities          126,860        64,378        55,321
                                               ------------  ------------  ------------

INVESTING ACTIVITIES
Investment in properties                          (655,744)     (115,971)     (193,219)
Proceeds from disposition of properties             33,958             -             -
Investment in development in progress             (206,593)     (126,392)      (64,122)
Increase in land held for development              (17,850)      (15,476)      (20,367)
Increase in deferred leasing costs                  (8,642)       (7,588)       (4,154)
                                               ------------  ------------  ------------

Net cash used in investing activities             (854,871)     (265,427)     (281,862)
                                               ------------  ------------  ------------

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes          350,000             -             -
Proceeds from mortgage loans                       124,815        77,605        91,800
Repayments of mortgage loans                       (50,340)       (8,917)       (7,659)
Proceeds from lines of credit                      776,017       237,191       167,925
Repayments on lines of credit                     (907,709)      (42,393)     (140,031)
Deposits on pending acquisitions                        45         2,593        12,865
Increase in deferred financing costs               (10,941)       (3,469)       (5,576)
Capital contributions                              554,886             -       131,458
Distribution to partners                           (73,295)      (52,578)      (38,781)
                                               ------------  ------------  ------------
Net cash provided by financing activities          763,478       210,032       212,001

Increase (decrease) in cash and
 cash equivalents                                   35,467         8,983       (14,540)

Cash and cash equivalents at
 beginning of year                                  19,612        10,629        25,169
                                               ------------  ------------  ------------

Cash and cash equivalents at end of year        $   55,079   $    19,612   $    10,629
                                               ============  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                    $    7,892   $       487   $     2,617
Acquisition of properties                          (77,105)            -       (55,874)
Assumption of mortgage loans                        48,313             -        41,117
Issuance of operating partnership units             28,792             -        14,757
Noncash compensation                                   802           370             -
Conversion of convertible debenture                 57,266        55,805           100
                                               ============  ============  ============

See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
                LIBERTY PROPERTY LIMITED PARTNERSHIP

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At December 31, 1997, the Trust owned a 91.84% interest in the Operating Partnership as the sole general partner and a 0.02% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Mid-Western United States.

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

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value and are depreciated using the straight-line method over their estimated useful lives. The estimated lives are as follows:

        Building and improvements              40 years
        Equipment                              10 years
        Tenant improvements                    Term of the related lease

Expenditures directly related to acquisition, development or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

Cash and Cash Equivalents

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

3.   REAL ESTATE

At December 31, 1997 and 1996, the Company owned and operated industrial and office properties located principally in suburban mixed use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                   LAND        BUILDINGS
                                 AND LAND         AND                    ACCUMULATED
                               IMPROVEMENTS   IMPROVEMENTS     TOTAL     DEPRECIATION
                               ------------   ------------  -----------  ------------
1997:
Industrial properties            $ 140,793    $  873,937    $1,014,730     $  81,774
Office properties                   97,726       765,884       863,610        67,537
                               ------------   -----------   -----------  ------------
1997 Total                       $ 238,519    $1,639,821    $1,878,340     $ 149,311
                               ============   ===========   ===========  ============

1996:
Industrial properties            $  85,459    $  517,272    $  602,731     $  62,557
Office properties                   54,737       391,563       446,300        56,594
                               ------------   -----------   -----------  ------------

1996 Total                       $ 140,196    $  908,835    $1,049,031     $ 119,151
                               ============   ===========   ===========  ============

Depreciation expense was $36.0 million in 1997,$25.0 million in 1996 and $19.7 million in 1995.

As of December 31, 1997 the Company has commenced development on 43 properties, which upon completion are expected to comprise approximately
4.1 million square feet of leaseable space. As of December 31, 1997 approximately $156.1 million has been expended for the development of these projects and an additional $148.8 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

An affiliated company provides construction services to the  Company.

Amounts paid to this affiliate were $8.2 million in 1997, $29.7 million in 1996 and $6.2 million in 1995.

During 1995, three properties were purchased from partnerships in which officers of the Company had an interest. The officers received no financial consideration for the purchase.

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1997, 1996 and 1995, the
fees for these services were $600,000 per year.   Additionally, the
Company committed to loans in 1996 to two affiliates (Rouse Kent Development Limited and 1 Tower View Limited) for development projects. At December 31, 1997, only one (1 Tower View Limited) of these loans, with a balance of $5.5 million, remained outstanding. As of December 31, 1996, the balance of these loans was $7.4 million.

5.   MORTGAGE LOANS, UNSECURED NOTES, LINES OF CREDIT, AND CONVERTIBLE
DEBENTURES

Long term indebtedness consists generally of mortgage loans, unsecured notes, lines of credit and convertible debentures.
The average annualized interest rates for the years ended
December 31, 1997, 1996 and 1995, were approximately 7.5%, 7.6% and 7.8%, respectively. Interest expense for the years ended December 31, 1997, 1996 and 1995, aggregated $53.9 million, $38.5 million and $37.7 million, respectively. Interest costs during these periods of $11.8 million, $7.7 million and $3.5 million were capitalized. Cash paid for interest for the years ended December 31, 1997, 1996 and 1995, was $54.9 million, $43.7 million $36.7 million, respectively.

Mortgage loans with maturities ranging from 1998 to 2013 are collateralized by and in some instances cross-collateralized by properties with a book value of $493.2 million. The interest rates on $344.4 million of mortgage loans are fixed and range from 6% to 9.13%. Interest rates on $19.2 million of mortgage loans float with Eurodollar or prime and are subject to certain caps. The weighted average interest rate on the mortgage loans is 7.7% and the weighted average remaining term is 8.3 years.

The aggregate maturities of the mortgage loans outstanding are as follows (in thousands):

        1998                 $ 13,443
        1999                   21,718
        2000                   32,451
        2001                   22,700
        2002                    6,044
        Thereafter            267,235
                             --------
        TOTAL                $363,591
                             ========

The unsecured notes are comprised of $350 million principal amount of fixed rate unsecured notes with four maturities which are as follows:
$50 million principal amount bears interest at 6.97% and is due 2003, $100 million principal amount bears interest at 7.1% and is due 2004, $100 million principal amount bears interest at 6.95% and is due 2006, and $100 million principal amount bears interest at 7.25% and is due 2007.

The line of credit is a $325 million unsecured credit facility (the "Credit Facility") which replaced two existing secured lines of credit aggregating $350 million in May 1997. Coincident with the replacement of the lines of credit, $2.9 million of related deferred financing costs were charged to interest expense. The interest rate on borrowings under the Credit Facility fluctuates, based on the Company's leverage levels and senior debt ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's respectively. At these ratings, the current interest rate on the Credit Facility is 110 basis points over the Eurodollar Rate (7.09% at December 31, 1997). The rate for both lines of credit at December 31, 1996 was 7.13%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee.

The convertible debentures are due on June 23, 2001 and are exchangeable for the common shares of beneficial interest, of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of convertible debentures, subject to certain adjustments. The initial interest rate on the convertible debentures was 8% and increases with increases in the dividend payment on the Company's Common Shares. At the current $.42 per share per quarter dividend payment rate, the effective interest rate on the convertible debentures is 8.4%. At December 31, 1996 the effective interest rate on the convertible debentures was 8.2%. During the year ended December 31, 1997, the Company paid sums aggregating $98,000 to facilitate the conversion of $17.3 million of debentures into 862,650 Common Shares.
During the year ended December 31, 1997, $2.4 million of deferred financing costs relating to converted debentures were charged to additional paid-in capital. During the year ended December 31, 1996, the Company paid sums aggregating $1.0 million to facilitate the conversion of $58.7 million of convertible debentures into 2,934,300
Common Shares. During the year ended December 31, 1996, $2.9 million of related deferred financing costs were charged to additional paid-in capital. At December 31, 1997 and 1996 the convertible debentures were convertible into 5,577,150 Common Shares and 8,560,700 Common Shares, respectively.

The fair value of the convertible debentures at December 31, 1997 was $159.3 million based on the closing bid price of the Common Shares on the New York Stock Exchange. The fair values of the mortgages, unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1997, for similar types of borrowing arrangements. The carrying values of the mortgages, unsecured notes and the Credit Facility approximate their fair values.

6.   LEASING ACTIVITY

Future minimum rental payments due from tenants under non-cancellable operating leases as of December 31, 1997 are as follows (in thousands):

        1998                 $  211,211
        1999                    186,375
        2000                    147,201
        2001                    109,323
        2002                     85,078
        Thereafter              309,527
                             ----------
        TOTAL                $1,048,715
                             ==========

In addition to minimum rental payments, tenants pay for their pro rata share of specified operating expenses. These amounts are included as operating expense reimbursement in the accompanying statements of operations.

7.   COMMITMENTS AND CONTINGENCIES

All of the Properties were subject to Phase I Environmental
Assessments ("Phase I Assessments") obtained in contemplation their acquisition by the Company. The Phase I Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Phase I Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

In connection with one of the 1997 acquisitions, the Company is obligated to purchase, over a 10-year period ending in 2007, approximately 800 acres of land for commercial development. The purchase price of the land is $17.5 million, plus accrued interest at 7.5% per annum, payable over 10 years ending in 2007.

The Operating Partnership is not a party to any material legal proceedings. In the ordinary course of business, the Operating Partnership is party to routine litigation incidental to its business and in addition it is covered by insurance.

8.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1997 and 1996 (in thousands):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  1997      1997       1997      1997       1996       1996      1996       1996
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $ 50,636  $ 45,241   $ 39,341  $ 34,641   $ 30,822  $  28,921  $ 27,146  $  25,952
                                ========  ========   ========  ========   ========  =========  ========  =========

Operating income                  38,467    31,363     26,100    24,106     20,884     19,657    18,557     18,088
                                ========  ========   ========  ========   ========  =========  ========  =========

Net income                        24,750    17,571     12,205    11,524     10,630      9,313     8,734      8,954
                                ========  ========   ========  ========   ========  =========  ========  =========
Net income allocated to
 general partner                  22,959    15,981     10,955    10,549      9,572      8,370     7,809      7,989
                                ========  ========   ========  ========   ========  =========  ========  =========

9.   PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information has been prepared assuming the 1997 Common and Preferred Shares Offerings and the acquisitions of 33 properties acquired in 1996 and 170 properties acquired in 1997 had occurred at January 1, 1996. The 1996 acquisitions were acquired for a total investment of $132.9 and the 1997 acquisitions were acquired for a total investment of $727.9 million.

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                          1997          1996
                                        ---------    ----------
                                            (IN THOUSANDS)
                                        -----------------------

Total revenues                          $ 287,203    $ 255,424
Net income                                 90,543       74,066

This pro forma information is not necessarily indicative of what actual results of operations of the Company would have been, assuming the Company had completed the Common Shares Offering and the Preferred Shares Offerings as of January 1, 1996, nor do they purport to represent the results of operations of the Company for future periods.

10.  SUBSEQUENT EVENTS

On Jannuary 22, 1998, the Company sold $75.0 million principal amount of 6.375% notes due 2013. Such notes are subject to mandatory repayment of principal to the holders thereof in 2003 pursuant to a call/put option relating to such notes. On January 23, 1998, the Company sold $100.0 million principal amount of 7.50% notes due 2018. The aggregate net proceeds to the Company from such offerings were approximately $173.3 million.

On January 21, 1998, the Company consummated a public offering of 2,300,000 Common Shares. The aggregate net proceeds to the Company from such offering were approximately $60.4 million.

On February 23, 1998, the Company consummated a public offering of 1,702,128 Common Shares. The aggregate net proceeds to the Company from such offering were approximately $42.7 million.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1997

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                 Malvern, PA           $          -   $    724,058 $            -   $  4,843,344
420 Lapp Road                           Malvern, PA                 *           1,054,418              -      6,327,423
1 Chelsea Parkway                       Boothwyn, PA                     -        245,082              -      2,611,090
3 Chelsea Parkway                       Boothwyn, PA                     -        288,654              -      2,784,590
747 Dresher Road                        Horsham, PA                      -      1,607,238              -      3,946,288
45-67 Great Valley Parkway              Malvern, PA                 *             795,143              -      2,846,228
1180 Church Road                        Lansdale, PA                     -      2,357,045     10,041,340      4,777,535
40 Valley Stream Parkway                Malvern, PA                 *             322,918              -      2,185,822
50 Valley Stream Parkway                Malvern, PA                      -        323,971              -      2,375,727
20 Valley Stream Parkway                Malvern, PA                 *             465,539              -      5,044,423
800 Town Center Drive                   Langhorne, PA                    -      1,617,150              -      8,776,186
1610 Medical Drive                      Pottstown, PA                    -        211,639              -      2,499,092
9, 15 Great Valley Parkway              Malvern, PA                 *           1,837,050              -     14,959,932
257-275 Great Valley Parkway            Malvern, PA                 *             504,611              -      4,361,570
300 Technology Drive                    Malvern, PA                      -        368,626              -      1,293,647
277-293 Great Valley Parkway            Malvern, PA                      -        530,729              -      1,889,105
311 Technology Drive                    Malvern, PA                      -        397,131              -      2,196,846
325 Technology Drive                    Malvern, PA                 *             376,444              -      1,851,241
7 Great Valley Parkway                  Malvern, PA                 *             176,435              -      4,229,841
55 Valley Stream Parkway                Malvern, PA                      -        215,005              -      3,096,409
65 Valley Stream Parkway                Malvern, PA                 *             381,544              -      4,685,028
508 Lapp Road                           Malvern, PA                 *             331,392              -      1,700,134
10 Valley Stream Parkway                Malvern, PA                 *             509,075              -      2,636,397
333 Phoenixville Pike                   Malvern, PA              2,145,661        523,530              -      3,087,305
1566 Medical Drive                      Pottstown, PA                    -        203,083              -      1,844,311
30 Great Valley Parkway                 Malvern, PA                      -        128,126              -        355,565
75 Great Valley Parkway                 Malvern, PA                      -        143,074              -        418,889
27-43 Great Valley Parkway              Malvern, PA                 *             448,775              -      2,085,060
77-123 Great Valley Parkway             Malvern, PA                 *             887,664              -      4,423,914
260 Great Valley Parkway                Malvern, PA                 *             203,916              -        849,011
256 Great Valley Parkway                Malvern, PA                 *             161,098              -      1,888,761
205 Great Valley Parkway                Malvern, PA                 *           1,368,259              -      9,506,412
12,14,16 Great Valley Parkway           Malvern, PA                      -        130,689              -      1,163,088
155 Great Valley Parkway                Malvern, PA                 *             625,147              -      2,198,481
333 Technology Drive                    Malvern, PA                 *             157,249              -      2,310,848
510 Lapp Road                           Malvern, PA                 *             356,950              -        865,210
181 Wheeler Court                       Langhorne, PA                    -        260,000      1,940,000        106,994
1100 Wheeler Way                        Langhorne, PA                    -        150,000      1,100,000         90,717
60 Morehall Road                        Malvern, PA                      -        865,424      9,285,000      4,796,385
905 Airport Road                        West Chester, PA                 -      1,715,000      5,185,000        202,101
16 Cabot Boulevard                      Langhorne, PA               *             648,889      5,851,112         75,975
1 Country View Road                     Malvern, PA                      -        400,000      3,600,000        393,846
2151 Cabot Boulevard                    Langhorne, PA               *             384,100      3,456,900        263,500
170 South Warner Road                   King of Prussia, PA              -        547,800      3,137,400      2,082,785
190 South Warner Road                   King of Prussia, PA              -        552,200      3,162,600      1,182,365
507 Prudential Road                     Horsham, PA                 *             644,900      5,804,100        231,047
100 Witmer Road                         Horsham, PA              9,710,257      3,102,784              -      9,685,337
3100 Horizon Blvd                       King of Prussia, PA              -        601,956              -      2,007,248
3300 Horizon Blvd                       King of Prussia, PA              -        566,403              -      3,261,664
3500 Horizon Blvd                       King of Prussia, PA              -      1,204,839              -      2,529,997
200 Chester Field Parkway               Malvern, PA                      -        495,893      2,739,093        121,305
767 Electronic Drive                    Horsham, PA                      -      1,229,685              -      2,937,858
5 Country View Road                     Malvern, PA                 *             785,168      4,678,632        134,612
3200 Horizon Blvd                       King of Prussia, PA              -        928,637              -      4,291,215
3000 Horizon Boulevard                  King of Prussia, PA              -      1,191,449              -      1,865,698
111-195 Witmer Road                     Horsham, PA                      -        407,005      3,129,058         95,602
300 Welsh Road                          Horsham, PA                      -        180,459      1,441,473         55,946
400 Welsh Road                          Horsham, PA                      -        282,493      2,256,508        946,356
8801 Tinicum Boulevard                  Philadelphia, PA                 -      2,474,031              -     24,427,073
440 East Swedesford Road                King of Prussia, PA              -        717,001      4,816,121      1,290,522
460 East Swedesford Road                King of Prussia, PA              -        705,317      4,737,487        300,975
50 Morehall Road                        Malvern, PA                      -        849,576              -     12,444,642
2 Walnut Grove Drive                    Horsham, PA                      -      1,281,870      7,767,374        686,718
200 Gibralter Road                      Horsham, PA                      -        638,513      5,811,323         73,144
220 Gibralter Road                      Horsham, PA                      -        629,944      5,733,228         12,048
240 Gibralter Road                      Horsham, PA                      -        629,944      5,733,234         12,092
151 S. Warner Road                      King of Prussia, PA              -      1,218,086      6,937,866         53,025
1 Walnut Grove Drive                    Horsham, PA                      -      1,058,901      5,343,606        795,381
3606 Horizon Boulevard                  King of Prussia, PA              -        789,409              -      1,924,523
650 Swedesford Road                     King of Prussia, PA              -        952,911      6,722,830      6,535,572
680 Swedesford Road                     King of Prussia, PA              -        952,361      6,722,830      6,668,953
761 Fifth Avenue                        King of Prussia, PA              -        256,463      2,061,468         39,202
771 Fifth Avenue                        King of Prussia, PA              -        152,456      1,256,908         59,970
1 Great Valley Parkway                  Malvern, PA                      -        419,460      3,792,570         87,647
5 Great Valley Parkway                  Malvern, PA                      -        684,200      6,181,661         70,612
311 Sinclair Road                       Bristol, PA                      -        277,901      1,576,906          2,039
181-187 Gibralter Road                  Horsham, PA                      -        440,549      3,979,984          3,126
104 Rock Road                           Horsham, PA                      -        330,111      2,981,669          2,334
123-135 Rock Road                       Horsham, PA                      -        292,360      2,640,689          2,066
111-159 Gibralter Road                  Horsham, PA                      -        489,032      4,417,099          3,458
161-175 Gibralter Road                  Horsham, PA                      -        360,673      3,257,722         16,596
125-137 Gibralter Road                  Horsham, PA                      -        319,906      2,889,500          2,262
261-283 Gibralter Road                  Horsham, PA                      -        494,871      4,469,840          3,499
210-223 Witmer Road                     Horsham, PA                      -        270,282      2,441,276          1,912
231-237 Gibralter Road                  Horsham, PA                      -        506,952      4,578,963          3,584
100 Gibralter Road                      Horsham, PA                      -         38,729        349,811            274
101 Gibralter Road                      Horsham, PA                      -        651,990      5,888,989          4,609
506 Prudential Road                     Horsham, PA                      -         99,140        895,470            701

                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE- Continued
113-123 Rock Road                       Horsham, PA                      -        351,072      3,171,001          2,482
101-111 Rock Road                       Horsham, PA                      -        350,561      3,166,389          2,478
120 Gibralter Road                      Horsham, PA                      -        533,142      4,830,515         33,335
110 Gibralter Road                      Horsham, PA                      -        655,041      5,916,549          4,632
100-107 Lakeside Drive                  Horsham, PA                      -        239,528      2,163,498          1,694
200-264 Lakeside Drive                  Horsham, PA                      -        502,705      4,540,597        157,400
300-309 Lakeside Drive                  Horsham, PA                      -        369,475      3,338,761          2,601
400-445 Lakeside Drive                  Horsham, PA                      -        543,628      4,910,226          3,844
201 Gibralter Road                      Horsham, PA                      -        380,127      3,433,433         74,648
3600 Horizon Drive                      King of Prussia, PA              -        236,432      1,856,252         12,872
3602 Horizon Drive                      King of Prussia, PA              -        217,734      1,759,489          8,446
400-500 Brandywine Parkway              West Chester, PA                 -        845,846      6,809,025          6,229
600 Brandywine Parkway                  West Chester, PA                 -        664,899      5,352,410          4,896
14 Lee Boulevard                        Malvern, PA                 *             664,282              -      7,166,129
500 Chester Field Parkway               Malvern, PA                 *             472,364              -      2,873,049
300-400 Chester Field Parkway           Malvern, PA                 *             937,212              -      4,487,762
1805 Underwood Boulevard                Delran, NJ               1,756,160        188,610        612,736         17,699
150 Mid-Atlantic Parkway                West Deptford, NJ                -         86,968        304,672        131,758
18 Boulden Circle                       New Castle, DE                   -        188,144              -      3,830,254
501 Delran Parkway                      Delran, NJ                       -        182,192              -      2,690,712
600 Delran Parkway                      Delran, NJ                       -        368,843              -      5,945,538
1607 Imperial Way                       West Deptford, NJ                -        286,413              -      2,751,965
1 Boulden Circle                        New Castle, DE                   -         88,397              -      1,342,750
31-55 Read's Way                        New Castle, DE                   -        901,391              -      5,588,440
3 Boulden Circle                        New Castle, DE                   -        119,802              -      2,112,445
5 Boulden Circle                        New Castle, DE                   -        219,641              -      3,514,502
601 Delran Parkway                      Delran, NJ                       -        193,794              -      1,635,355
51 Haddonfield Road                     Cherry Hill, NJ                  -        251,443              -      9,246,387
57 Read's Way                           New Castle, DE           2,424,227        253,119              -      2,809,781
1370 Imperial Way                       West Deptford, NJ                -        297,000      4,373,155         39,539
8 Stow Road                             Marlton, NJ                      -        172,600      1,704,436         83,930
10 Stow Road                            Marlton, NJ                      -        147,000      1,451,536          9,799
12 Stow Road                            Marlton, NJ                      -        103,300      1,021,036        152,383
14 Stow Road                            Marlton, NJ                      -         93,100        920,336        130,753
1300 Metropolitan Avenue                West Deptford, NJ                -        220,000      1,980,000         37,266
701A Route 73 South                     Marlton, NJ                      -        264,387      3,772,000        786,779
701C Route 73 South                     Marlton, NJ                      -         84,949      1,328,000        254,873
1008 Astoria Boulevard                  Cherry Hill, NJ                  -         27,120        424,880        376,952
1475 Imperial Way                       West Deptford, NJ                -         54,000        846,000        186,789
3000 Atrium Way                         Mt. Laurel, NJ              *             500,000      4,500,000      2,740,832
750 Cardinal Drive                      Pureland, NJ                     -        230,000      2,070,000        503,481
11000, 15000, 17000 Commerce Parkway    Mt. Laurel, NJ                   -        455,100      4,394,900        488,975
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                   -        361,800      3,285,817        138,238
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                   -        289,700      2,512,683        348,273
406 Lippincott Drive                    Marlton, NJ                      -        321,455      1,539,871        791,862
234 High Hill Road                      Bridgeport, NJ              *             249,472      1,477,515        335,497
231 Lake Drive                          New Castle, DE                   -        623,043              -      3,612,554
100 Arlington Boulevard                 Bridgeport, NJ                   -          6,368              -      4,533,465
100 Berkeley Drive                      Swedesboro, NJ              *             395,160      1,915,215        166,600
301 Lippincott Drive                    Marlton, NJ                      -      1,069,837      4,780,163        381,473
303 Lippincott Drive                    Marlton, NJ                      -      1,069,837      4,780,163        349,965
510-512 Sharptown Road                  Bridgeport, NJ              *             125,410      1,072,683         34,802
901 Route 73 (901 Building)             Marlton, NJ                      -        334,411      2,733,314         87,854
Four Greentree Center                   Marlton, NJ                 *             449,400      3,074,850        458,860
512 Sharptown Road                      Bridgeport, NJ              *             180,468      1,543,617         44,243
15 Boulden Circle                       New Castle, DE                   -        406,064              -      2,966,112
404 Lippincott Drive                    Marlton, NJ                      -        131,896              -      1,650,600
263 Quigley Blvd                        New Castle, DE                   -        170,386      1,302,739        109,251
34 Blevins Drive                        New Castle, DE                   -        195,932      1,498,061         46,334
104 Gaither Drive                       Mt Laurel, NJ                    -        132,075      1,151,988        219,653
2 Lukens Drive                          New Castle, DE                   -        169,050      1,290,150         97,389
402 Lippincott Drive                    Marlton, NJ                      -        131,896              -      1,687,179
3000 Lincoln Drive                      Mt. Laurel, NJ                   -        284,052      2,458,155         39,606
6000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,151      2,022,683         56,254
7000 Commerce Parkway                   Mt. Laurel, NJ                   -        260,014      2,236,684         47,866
8000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,814      1,995,098         32,420
9000 Commerce Parkway                   Mt. Laurel, NJ                   -        286,587      2,474,820         37,361
1000 Briggs Road                        Mt. Laurel, NJ                   -        288,577      2,546,537        205,299
1025 Briggs Road                        Mt. Laurel, NJ           2,182,957        430,990      3,714,828          5,109
2000 Crawford Place                     Mt. Laurel, NJ                   -        310,831      2,797,744        138,506
1351 Metropolitan Avenue                Thorofare, NJ                    -        189,465      1,728,789          9,272
650 Grove Road                          Thorofare, NJ                    -        267,214      2,438,323          5,135
400 Grove Road                          Thorofare, NJ                    -        145,009      1,323,085          5,347
1655 Valley Center Parkway              Bethlehem, PA            1,821,799        214,431              -      1,867,129
6560 Stonegate Drive                    Allentown, PA                    -        458,281              -      2,310,959
6370 Hedgewood Drive                    Allentown, PA            2,482,280        540,795              -      2,992,692
6390 Hedgewood Drive                    Allentown, PA            1,784,480        707,203              -      2,496,381
1495 Valley Center Parkway              Bethlehem, PA            4,166,495        434,640              -      3,586,015
6350 Hedgewood Drive                    Allentown, PA            2,619,840        360,027              -      3,104,231
6330 Hedgewood Drive                    Allentown, PA                    -        531,268              -      4,203,583
1550 Valley Center Parkway              Bethlehem, PA                    -        196,954              -      3,152,216
1560 Valley Center Parkway              Bethlehem, PA                    -        240,069              -      3,778,113
6580 Snowdrift Road                     Allentown, PA                    -        388,328              -      2,436,637
1510 Valley Center Parkway              Bethlehem, PA            3,379,289        312,209              -      3,232,782
1530 Valley Center Parkway              Bethlehem, PA                    -        211,747              -      2,567,189
6540 Stonegate Drive                    Allentown, PA                    -        422,042              -      3,559,873
974 Marcon Boulevard                    Allentown, PA                    -        143,500              -      2,107,239
964 Marcon Street                       Allentown, PA            1,077,570        138,816              -      1,549,509
764 Roble Road                          Allentown, PA              771,660        141,069              -        794,167
3174 Airport Road                       Allentown, PA                    -         98,986              -      1,088,569
2196 Avenue C                           Allentown, PA                    -        101,159              -      1,201,733
2202 Hanger Place                       Allentown, PA                    -        137,439              -      1,288,063
2201 Hanger Place                       Allentown, PA                    -        128,454              -      1,403,049


                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE - Continued
954 Marcon Boulevard                    Allentown, PA                    -        103,665              -        916,156
57 South Commerce Way                   Allentown, PA                    -        390,839      2,701,161        162,948
754 Roble Road                          Allentown, PA                    -        162,115      1,731,885         61,766
894 Marcon Boulevard                    Allentown, PA                    -        117,134      1,048,866         23,434
744 Roble Road                          Allentown, PA                    -        159,771      1,734,229        123,584
944 Marcon Boulevard                    Allentown, PA                    -        118,521      1,435,479        141,175
1685 Valley Center Parkway              Allentown, PA                    -        244,029              -      2,051,109
6520 Stonegate Drive                    Allentown, PA                    -        453,315              -      1,825,179
7437 Industrial Boulevard               Allentown, PA                    -        717,488      5,022,413      1,330,656
2041 Avenue C                           Allentown, PA               *             213,599      1,095,217         69,038
2124 Avenue C                           Allentown, PA               *             289,197      1,039,835         54,349
7339 Industrial Boulevard               Allentown, PA                    -      1,187,776              -      5,647,219
7384 Penn Drive                         Allentown, PA               *             651,696      2,286,518        410,371
7144 Daniels Drive                      Allentown, PA                    -      2,390,217      2,342,761      3,418,554
7620 Cetronia Road                      Allentown, PA                    -      1,091,806      3,851,456        121,030
939 Marcon Blvd                         Allentown, PA               *           2,220,414      4,524,393        734,002
100 Brodhead Road                       Allentown, PA               *             429,416      2,919,588        160,678
1455 Valley Center Parkway              Bethlehem, PA                    -        670,290              -      3,655,277
1640 Valley Center Parkway              Bethlehem, PA                    -        359,000              -      2,414,216
1650 Valley Center Parkway              Allentown, PA                    -        359,000              -      2,225,973
400 Nestle Way                          Allentown, PA           27,714,138      8,065,500              -     26,412,434
83 South Commerce Way                   Bethlehem, PA                    -        143,661        888,128        176,581
85 South Commerce Way                   Bethlehem, PA                    -        236,708        987,949         78,786
87 South Commerce Way                   Bethlehem, PA                    -        253,886      1,062,881         75,930
7339 Industrial Blvd                    Allentown, PA                    -      2,670,849     13,307,408        544,893
95 Highland Avenue                      Bethlehem, PA                    -        430,593      3,182,080        278,592
236 Brodhead Road                       Bethlehem, PA                    -        376,962      4,672,683              -
6620 Grant Way                          Allentown, PA                    -        430,824      1,915,923          4,241
7562 Penn Drive                         Allentown, PA                    -        269,614        844,069          4,080
7277 Williams Avenue                    Allentown, PA                    -        462,964      1,449,009          7,071
12000,001,040 Indian Creek Court        Beltsville, MD           6,470,200      2,659,431              -     10,070,466
8280 Patuxent Range Drive               Columbia, MD                     -        181,601              -      1,294,623
7178-80 Columbia Gateway                Columbia, MD                     -      1,569,237      4,786,887        352,345
8730 Bollman Place                      Columbia, MD                *             624,131      4,576,964         77,839
9770 Patuxent Woods Drive               Columbia, MD                     -        341,663      3,033,309          4,208
9780 Patuxent Woods Drive               Columbia, MD                     -        218,542      1,940,636          2,692
9790 Patuxent Woods Drive               Columbia, MD                     -        243,791      2,164,094          3,038
9810 Patuxent Woods Drive               Columbia, MD                     -        266,684      2,366,901          3,284
9800 Patuxent Woods Drive               Columbia, MD                     -        299,099      2,654,069          3,684
9820 Patuxent Woods Drive               Columbia, MD                     -        237,779      2,110,835          2,928
9830 Patuxent Woods Drive               Columbia, MD                     -        296,262      2,628,933          3,691
9050 Red Branch Road                    Columbia, MD                     -        290,950      2,577,153          1,100
180,190 Cochrane Drive                  Annapolis, MD                    -      3,670,256              -     16,129,298
9101,9111,9115 Guilford Road            Columbia, MD                     -        758,951              -      3,041,464
9125,9135,9145 Guilford Road            Columbia, MD                     -        900,154              -      5,587,113
10 South Third Street                   Richmond, VA                     -         27,970        127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                      -      1,063,728      8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                     -      2,007,717     14,927,608        411,598
301 Hill Carter Parkway                 Richmond, VA                *             659,456      4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                     -         29,443        215,914         15,434
5600-5626 Eastport Boulevard            Richmond, VA                *             489,941      3,592,900        119,912
5650-5674 Eastport Boulevard            Richmond, VA                *             644,384      4,025,480        132,750
5700 Eastport Boulevard                 Richmond, VA                *             408,729      2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                     -        139,887        637,261          8,938
3432 Holland Road                       Virginia Beach, VA               -        173,527        790,515         11,088
3001 Hungary Springs Road               Richmond, VA                *             136,270        620,785        (15,716)
7760 Shrader Road                       Richmond, VA                *             187,971        756,313         17,191
7740 Shrader Road                       Richmond, VA                *              81,200        369,911         38,061
4880 Cox Road                           Richmond, VA                *             743,898      4,499,807      1,165,166
5162 Valleypointe Parkway               Roanoke, VA                 *             551,483      2,612,312         35,237
4101-4127 Carolina Avenue               Richmond, VA             1,331,660        310,854      2,279,597         45,665
4201-4261 Carolina Avenue               Richmond, VA             3,043,796        693,203      5,083,493        117,171
4263-4299 Carolina Avenue               Richmond, VA             1,902,372        256,203      2,549,649        156,368
4301-4335 Carolina Avenue               Richmond, VA                     -        223,696      1,640,435        116,228
4337-4379 Carolina Avenue               Richmond, VA             2,092,610        325,303      2,385,557        322,596
4501-4549 Carolina Avenue               Richmond, VA             2,700,419        486,166      3,565,211        101,092
4551-4593 Carolina Avenue               Richmond, VA             2,732,824        474,360      3,478,646         85,614
4601-4643 Carolina Avenue               Richmond, VA             2,732,824        652,455      4,784,675        268,153
4545-4583 Carolina Avenue               Richmond, VA             2,160,335        404,616      2,967,187        797,266
4447-4491 Carolina Avenue               Richmond, VA             2,857,044        454,056      2,729,742         63,116
4401-4445 Carolina Avenue               Richmond, VA                *             615,038      4,510,272         75,786
12 S. Third Street                      Richmond, VA                     -         40,539        184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA          *             475,262      3,917,234        148,902
315 Cardiff Valley Road                 Knoxville, TN                    -        443,305      2,950,903         42,487
2300 East Parham Road                   Richmond, VA                     -        221,947      1,011,088         14,181
1347 Diamond Springs Road               Virginia Beach, VA          *             436,898      3,203,919         81,419
5221 Valleypark Drive - Bldg A          Roanoke, VA              1,287,441        285,008        998,370        224,335
5228 Valleypointe Parkway - Bldg B      Roanoke, VA              1,106,806        218,663        796,133         97,252
5238 Valleypark Drive - Bldg C          Roanoke, VA              1,290,618        416,375      1,896,832         91,730
5601-5659 Eastport Boulevard            Richmond, VA                *             705,660              -      4,714,753
5900 Eastport Boulevard                 Richmond, VA                *             676,661              -      4,416,258
4717-4729 Eubank Road                   Richmond, VA                *             449,447      3,294,697         88,475
5251 Concourse Drive                    Roanoke, VA                      -          2,813              -      1,752,260
4263F-N. Carolina Ave                   Richmond, VA                *              91,476              -      1,622,707
4200 Oakleys Court                      Richmond, VA                *             459,090      2,468,454         31,223
1821 Battery Dantzler Road              Chester, VA                      -        394,212      3,035,113         18,333
5000 Cox Road                           Glen Allen, VA              *             770,214      3,685,248         28,744
510 Eastpark Court                      Sandston, VA                *             261,961      2,110,874         37,152
520 Eastpark Court                      Sandston, VA                *             486,118      4,083,582         47,804
600 Liberty Way                         Chesterfield, VA                 -        146,126              -      5,240,282
500 Liberty Way                         Chester, VA                      -        142,692              -      4,501,321
4198 Cox Road                           Glen Allen, VA                   -        670,292      3,839,245              -
4510 Cox Road                           Glen Allen, VA                   -      1,010,024      7,469,828         18,452


                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE - Continued
2809 South Lynnhaven Road               Virginia Beach, VA               -        953,590      6,142,742          7,515
200 Golden Oak Court                    Virginia Beach, VA               -      1,116,693      6,770,480          8,802
208 Golden Oak Court                    Virginia Beach, VA               -        965,177      6,728,717          7,606
1 Enterprise Parkway                    Hampton, VA                      -        974,675      5,579,869          7,684
22 Enterprise Parkway                   Hampton, VA                      -      1,097,368      6,760,778          8,642
4523 Green Point Drive                  High Point, NC             900,000        234,564              -      1,922,997
4501 Green Point Drive                  High Point, NC           1,153,943        319,289              -      2,213,201
4500 Green Point Drive                  High Point, NC             946,057        230,622              -      1,994,630
2427 Penny Road                         High Point, NC           6,607,645      1,165,664              -      6,187,028
4524 Green Point Drive                  High Point, NC              *             182,810              -      2,104,406
4328, 4336 Federal Drive                High Point, NC           6,244,530        521,122              -      7,644,052
200 Centreport Drive                    Greensboro, NC              *             331,400      3,768,600        244,158
4344 Federal Drive                      High Point, NC              *             484,001              -      2,324,176
202 Centreport Drive                    Greensboro, NC              *             549,948      5,360,462        149,059
4000 Piedmont Parkway                   High Point, NC              *             592,885      4,825,615        136,857
4380 Federal Drive                      High Point, NC                   -        282,996              -      2,034,262
4388 Federal Drive                      High Point, NC                   -        143,661              -      1,119,110
6532 Judge Adams Road                   Rock Creek, NC                   -        354,903              -      3,504,761
3860 Faber Place                        N. Charleston, SC           *             796,655      1,974,359              -
4055 Faber Place                        N. Charleston, SC           *             882,352      4,794,144              -
3820 Faber Place                        N. Charleston, SC           *             506,558      2,365,146              -
440 Knox Abbott Drive                   Cayce, SC                   *             576,767      3,395,168         53,184
Alcoa Fujikura Facility                 Duncan, SC                  *             711,353      8,056,324              -
1320 Garlington Road                    Greenville, SC              *             398,539      1,761,533              -
9800 Twin Lakes Parkway                 Charlotte, NC               *             420,079      2,152,047              -
420 Park Avenue                         Greenville, SC              *             522,548      2,730,261        275,887
111 Southchase Blvd.                    Fountain Inn, SC            *             499,065      4,570,357        291,542
300 International Blvd.                 Fountain Inn, SC                 -        180,560        639,305              -
1208 Eastchester Drive                  High Point, NC                   -        487,209      4,200,817        164,329
One Independence Pointe                 Greenville, SC                   -        780,881      6,199,230         15,957
55 Beattie Place                        Greenville, SC                   -      2,643,105     23,439,801         19,477
75 Beattie Place                        Greenville, SC                   -      2,406,646     17,400,939         17,766
1730 Stebbins Drive                     Houston, TX                      -        143,258              -        413,414
5911-5925 Richard Street                Jacksonville, FL                 -        275,582              -        508,059
8383-8385 Baycenter Road                Jacksonville, FL                 -         63,703              -        527,320
8775 Baypine Road                       Jacksonville, FL                 -        906,804              -      2,892,795
8539 Western Way                        Jacksonville, FL                 -        328,133              -      3,127,137
6255 Lake Gray Boulevard                Jacksonville, FL                 -        813,067              -      3,293,421
6600-6660 Suemac Place                  Jacksonville, FL                 -        210,804              -      1,891,471
6800-6850 Suemac Place                  Jacksonville, FL                 -        121,077              -        978,170
8665,8667,8669 Baypine Road             Jacksonville, FL                 -        966,552              -      3,911,474
8540 Baycenter Road                     Jacksonville, FL                 -        445,603              -      1,371,536
1200 Gulf Life Drive                    Jacksonville, FL                 -      1,028,864              -     16,765,527
8400 Baymeadows Way                     Jacksonville, FL                 -        557,682              -      2,331,874
8614 Baymeadows Way                     Jacksonville, FL                 -        290,291              -      1,110,880
5941-5975 Richard Street                Jacksonville, FL                 -        583,622              -      1,113,225
7970 Bayberry Road                      Jacksonville, FL                 -        127,520              -      1,199,583
6000-6030 Bowdendale Avenue             Jacksonville, FL                 -        275,475              -      1,513,480
7898 Baymeadows Way                     Jacksonville, FL                 -        561,802              -      1,972,330
5977-6607 Richard Street                Jacksonville, FL                 -        180,033              -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL                 -        210,299              -      2,678,714
7954 & 7960 Baymeadows Way              Jacksonville, FL                 -        291,312              -      2,980,181
8787 Baypine Road                       Jacksonville, FL                 -      2,076,306              -     34,505,962
7077 Bonneval Road                      Jacksonville, FL                 -        768,000      5,789,000        783,696
4190 Belfort Road                       Jacksonville, FL                 -        821,000      5,866,000      1,007,607
8011, 8021, 8031 Phillips Highway       Jacksonville, FL                 -        626,250      3,548,750        411,643
7020 AC Skinner Parkway                 Jacksonville, FL            *             398,257              -      2,501,809
11777 Central Highway                   Jacksonville, FL                 -         92,207        429,997      1,488,577
7016 AC Skinner Parkway                 Jacksonville, FL                 -        597,181              -      2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                 -        840,996              -      4,005,625
6620 Southpoint Drive                   Jacksonville, FL                 -        614,602      4,267,477        175,376
7980 Bayberry Road                      Jacksonville, FL                 -        330,726      1,338,101          3,120
9600 Satellite Boulevard                Orlando, FL                      -        252,850      1,297,923          7,618
9700 Satellite Boulevard                Orlando, FL                      -        405,362      1,146,546          7,617
1902 Cypress Lake Drive                 Orlando, FL                      -        523,512      3,191,790        210,148
8250 & 8256 Exchange Place              Orlando, FL                      -        622,413      2,507,842         26,571
6600 Southpoint Parkway                 Jacksonville, FL                 -        998,432      4,055,727         12,948
6700 Southpoint Parkway                 Jacksonville, FL                 -        620,719      3,178,610          8,737
4801 Executive Park Court - 100         Jacksonville, FL            *             554,542      4,568,633          4,066
4801 Executive Park Court - 200         Jacksonville, FL            *             370,039      1,947,751          2,717
4810 Executive Park Court               Jacksonville, FL            *             370,039      1,947,751          2,717
6602 Executive Park Court - 100         Jacksonville, FL            *             388,541      2,045,139          2,852
6602 Executive Park Court - 200         Jacksonville, FL            *             296,032      1,558,201          2,173
6631 Executive Park Court - 100         Jacksonville, FL            *             251,627      1,324,470          1,848
6631 Executive Park Court - 200         Jacksonville, FL            *             407,043      2,142,526          2,988
4815 Executive Park Court - 100         Jacksonville, FL            *             366,339      1,928,274          2,689
4815 Executive Park Court - 200         Jacksonville, FL            *             462,549      2,434,689          3,395
4825 Executive Park Court               Jacksonville, FL            *             601,314      3,165,095          4,414
4820 Executive Park Court               Jacksonville, FL            *             555,213      2,621,474          4,076
10511 & 10611 Satellite Boulevard       Orlando, FL                      -        517,554      2,568,186          3,756
1400-1440 Central Florida Parkway       Orlando, FL                      -        518,043      2,561,938          4,558
4001,4051,4101 Fowler Avenue            Tampa, FL                        -      1,299,310              -      4,654,970
5501-5502 Pioneer Park Boulevard        Tampa, FL                        -        162,000      1,613,000        217,844
5690-5694 Crenshaw Street               Tampa, FL                        -        181,923      1,812,496         30,484
3102,3104,3110 Cherry Palm Drive        Tampa, FL                        -        503,767      2,787,585         43,826
7040 AC Skinner Parkway                 Jacksonville, FL            *             706,934              -      3,110,792
8401-8408 Benjamin Road                 Tampa, FL                        -        789,651      4,454,648        236,881
3501 Riga Blvd                          Tampa, FL                        -        617,289      3,048,379          1,376
111 Kelsey Land                         Tampa, FL                        -        359,540      1,461,850         47,875
7930, 8010-20 Woodland Center           Tampa, FL                   *           1,408,478      5,247,246              -
7920 Woodland Center Boulevard          Tampa, FL                   *           1,382,648      2,445,444        393,418
8154-8198 Woodland Center               Tampa, FL                   *             399,088      2,868,834              -
8112-42 Woodland Center                 Tampa, FL                   *             513,263      3,230,239              -


                                                                                                              Cost
                                                                                                           Capitalized
                                                                                       Initial Cost        Subsequent
                                                                               -------------------------        to
              Project                           City          Encumbrances       Land         Building     Acquisition
--------------------------------------  -------------------   ------------   ------------ --------------   ------------
OPERATING REAL ESTATE - Continued
8212 Woodland Center                    Tampa, FL                   *             820,882      2,322,720        256,755
1701 Clint Moore Blvd                   Boca Raton, FL                   -      1,430,884      3,043,553         12,533
4555 Riverside Drive                    Beach Gardens, FL                -        805,672      5,782,360          6,406
2500 Metrocentre Boulevard              West Palm Beach, FL              -        238,362      1,534,926          1,795
2540 Metrocenter Boulevard              West Palm Beach, FL              -        165,071      1,058,736          1,234
2541 Metrocentre Boulevard              West Palm Beach, FL              -        145,091        379,318        556,776
2580 Metrocentre Boulevard              West Palm Beach, FL              -        256,478      1,651,602          1,931
2581 Metrocentre Boulevard              West Palm Beach, FL              -        189,359      1,218,712          1,856
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL               -        603,776      4,176,238          4,481
2905 Northwest Boulevard                Plymouth, MN                     -        516,920      4,646,342        111,638
2800 Campus Drive                       Plymouth, MN                     -        395,366      3,554,512        138,202
2955 Xenium Lane                        Plymouth, MN                     -        151,238      1,370,140          9,512
9401-9443 Science Center Drive          New Hope, MN                     -        431,295      3,888,684         37,523
6321-6325 Bury Drive                    Eden Prairie, MN                 -        462,876      4,151,790         14,788
7115-7173 Shady Oak Road                Eden Prairie, MN                 -        454,974      4,089,410         49,331
7660-7716 Golden Triangle Drive         Eden Prairie, MN                 -        568,706      5,115,177         (9,612)
7400 Flying Cloud Drive                 Eden Prairie, MN                 -        195,982      1,762,027              -
330 Second Avenue                       Minneapolis, MN                  -      1,481,560     13,043,160      1,251,901
10301-10305 West 70th Street            Eden Prairie, MN            *             120,622      1,085,226         71,564
10321 West 70th Street                  Eden Prairie, MN            *             145,198      1,305,700         31,390
10333 West 70th Street                  Eden Prairie, MN            *             110,746        995,868         26,999
10349-10357 West 70th Street            Eden Prairie, MN            *             275,903      2,481,666        255,326
10365-10375 West 70th Street            Eden Prairie, MN            *             291,077      2,618,194         14,270
10393-10394 West 70th Street            Eden Prairie, MN            *             269,618      2,423,318        224,195
7078 Shady Oak Road                     Eden Prairie, MN            *             343,093      3,085,795          3,138
5600 & 5610 Rowland Road                Minnetonka, MN                   -        828,650      7,399,409         53,032
2920 Northwest Boulevard                Plymouth, MN                     -        392,026      3,433,678         26,267
26911-26957 Northwestern                Southfield, MI                   -      7,799,515     66,268,817      3,616,706
1650 Research Drive                     Troy, MI                         -        763,067      7,201,677         39,172
1775 Research Drive                     Troy, MI                         -        331,422      2,788,073         37,674
1875 Research Drive                     Troy, MI                         -        329,863      2,774,006         37,675
1850 Research Drive                     Troy, MI                         -        781,054      7,364,300         40,071
1965 Research Drive                     Troy, MI                         -        419,090      3,578,928         37,675
1960 Research Drive                     Troy, MI                         -        419,146      3,579,166         37,675
27260 Haggerty Road                     Farmington Hills, MI             -        456,877      4,091,196         13,745
27200 Haggerty Road                     Farmington Hills, MI             -        382,754      3,425,227          9,091
27280 Haggerty Road                     Farmington Hills, MI             -        452,860      4,055,512         12,180
27220 Haggerty Road                     Farmington Hills, MI             -        203,064      1,802,592         10,807
27240 Haggerty Road                     Farmington Hills, MI             -        171,518      1,518,192         10,690
27300 Haggerty Road                     Farmington Hills, MI             -        370,378      3,311,366         23,633
1101 Allen Drive                        Troy, MI                         -         98,144        887,935          5,433
1151 Allen Drive                        Troy, MI                         -        164,483      1,486,220          7,171
1300 Rankin Street                      Troy, MI                         -        134,090      1,212,752             87
1350 Rankin Street                      Troy, MI                         -        111,776      1,011,497             73
1376-1400 Rankin Street                 Troy, MI                         -        134,292      1,213,626         17,220
1352-1374 Rankin Street                 Troy, MI                         -        153,275      1,385,098          1,181
1324-1346 Rankin Street                 Troy, MI                         -        134,090      1,212,214          1,029
1301-1307 Rankin Street                 Troy, MI                         -        111,776      1,011,121            853
1409 Allen Drive                        Troy, MI                         -        142,370      1,286,048         15,373
1304 E Maple Road                       Troy, MI                         -        211,233      1,906,786          1,642
1334 Maplelawn Road                     Troy, MI                         -        124,296      1,122,802            960
1290 Maplelawn Road                     Troy, MI                         -         85,321        771,621            653
1070 Maplelawn Road                     Troy, MI                         -         68,560        620,595            520
950 Maplelawn Road                      Troy, MI                         -        252,429      2,265,259         12,838
894 Maplelawn Road                      Troy, MI                         -        181,749      1,632,243          9,234
1179 Maplelawn Road                     Troy, MI                         -         87,845        794,365            673
1940 Norwood Drive                      Troy, MI                         -         86,836        785,267            666
1311-1331 Maplelawn Road                Troy, MI                         -        125,407      1,132,810            969
2354 Bellingham Street                  Troy, MI                         -         87,340        789,817            670
2360 Bellingham Street                  Troy, MI                         -         87,340        789,817            670
1911 Ring Drive                         Troy, MI                         -         86,129        778,900            659
26442-26450 Haggerty Road               Farmington Hills, MI             -        237,687      2,143,478          7,724
26500 Haggerty Road                     Farmington Hills, MI             -        311,093      2,791,804         26,776
26650 Haggerty Road                     Farmington Hills, MI             -        173,166      1,562,704          7,211
26700 Haggerty Road                     Farmington Hills, MI             -        253,338      2,290,696          1,941
26750 Haggerty Road                     Farmington Hills, MI             -        292,717      2,638,688          8,164
26800 Haggerty Road                     Farmington Hills, MI             -        175,489      1,583,362          7,230
26842-26850 Haggerty Road               Farmington Hills, MI             -        239,606      2,160,470          7,741
50 Gibson Drive                         West Malling, UK                 -              -              -      3,746,462
25 Kings Hill Avenue                    West Malling, UK         5,777,800      1,105,380              -      5,651,440
2 Kings Hill Avenue                     West Malling, UK                 -        785,565              -      4,829,117
50 Kings Hill Avenue                    West Malling, UK                 -      1,215,608              -     13,535,076
                                                             -------------   ------------ --------------   ------------
Subtotal Operating Real Estate                               $ 117,375,737   $233,673,546 $1,005,120,296   $639,545,602
                                                             =============   ============ ==============   ============

DEVELOPMENT PROPERTIES
132 Welsh Road                          Horsham, PA          $           -   $  1,333,642 $            -   $  3,106,078
3604 Horizon Blvd                       King of Prussia, PA              -        397,178              -      1,835,360
100 Cedar Hollow Road                   Malvern, PA                      -      1,436,814              -      5,281,365
3 Country View Road                     Malvern, PA                      -        814,278              -      2,497,206
425 Technology Drive                    Malvern, PA                      -        191,114              -      1,231,595
375 Technology Drive                    Malvern, PA                      -        191,114              -        249,282
100 Chesterfield Pkwy                   Malvern, PA                      -      1,320,625              -        889,771
201 Berkeley Drive                      Bridgeport, NJ                   -        270,880              -      1,083,711
300 Commodore Drive                     Bridgeport, NJ                   -        417,695              -      1,786,429
1660 Valley Center Parkway              Bethlehem, PA                    -        359,000              -      1,648,848
89 South Commerce Way                   Bethlehem, PA                    -        320,000              -      1,401,533
1525 Valley Ctr Pkwy                    Allentown, PA                    -        475,686              -      3,930,288
700 Nestle Way                          Allentown, PA                    -      3,473,120              -     16,029,435
5500 Cox Road                           Richmond, VA                     -        443,485              -      1,456,889
13001 Kingston Ave                      Richmond, VA                     -        376,584              -      1,723,267
5701-5799 Eastport Blvd                 Richmond, VA                     -        694,644              -      4,724,601


                                                                                                             Cost
                                                                                                          Capitalized
                                                                                      Initial Cost        Subsequent
                                                                             ---------------------------       to
              Project                        City             Encumbrances       Land         Building    Acquisition
-------------------------------------   -------------------   ------------   ------------ --------------  -------------
4801 Cox Road                           Richmond, VA                     -      1,072,896              -      3,212,269
701 Liberty Way                         Richmond, VA                     -        171,711              -      3,602,218
5310 Valley Park Drive                  Roanoke, VA                      -        149,933              -        528,613
5305 Valley Park Drive                  Roanoke, VA                      -        266,948              -        603,603
530 Eastpark Court                      Sandston, VA                     -        266,883              -      1,122,780
101 Centreport                          Greensboro, NC                   -        826,237              -      5,225,165
6532 Judge Adams Road                   Whitsett, NC                     -        305,821              -      3,164,486
3875 Faber Place                        N. Charleston, SC           *           1,164,530              -      5,393,510
1 Alliance Drive                        Goose Creek, SC             *             662,422              -      1,468,894
1150 Northpoint Blvd                    Blythwood, SC               *             741,692              -      1,348,001
4160 Mendenhall Oaks Pkwy               High Point, NC                   -        285,882              -      2,622,759
4194 Mendenhall Oaks Pkwy               High Point, NC                   -        102,372              -      1,378,708
4196 Mendenhall Oaks Pkwy               High Point, NC                   -         66,731              -      1,213,758
4170 Mendenhall Oaks Pkwy               High Point, NC                   -        143,699              -      1,425,681
4180 Mendenhall Oaks Pkwy               High Point, NC                   -        121,329              -      1,191,030
7720 Mendenhall Oaks Pkwy               High Point, NC                   -        801,902              -      9,213,047
4345 Southpoint Parkway                 Jacksonville, FL                 -              -              -      7,744,796
131 Silo Bend                           Tampa, FL                        -        511,463              -      1,787,484
7724 Woodland Ctr Blvd                  Tampa, FL                        -        235,893              -        503,831
7802-50 Woodland Ctr Blvd               Tampa, FL                        -        357,364              -        676,414
7852-98 Woodland Ctr Blvd               Tampa, FL                        -        357,364              -        725,779
8921 Brittany Way                       Tampa, FL                        -        255,583              -        122,115
6601-6625 W. 78th Street                Bloomington, MN                  -      2,263,060              -     13,330,686
10400 Southwest Crossing                Eden Prairie, MN                 -      2,912,391              -      1,805,356
10 Kings Hill Ave                       West Malling, UK                 -        983,547              -      3,008,337
30 Tower View                           West Malling, UK                 -      1,657,321              -      2,546,004
35 Kings Hill Ave                       West Malling, UK                 -        812,193              -      2,239,449
                                                             -------------   ------------ --------------   ------------
Subtotal Development in Progress                             $           -   $ 30,013,025 $            -   $126,080,430
                                                             =============   ============ ==============   ============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land              Boothwyn, PA         $           -   $  1,236,146 $            -   $    660,742
Gwynedd North Bus Camp Land             Lansdale, PA                     -              -              -        257,945
Three Country View Road                 Malvern, PA                      -        912,890              -       (906,713)
550 Lapp Road                           Malvern, PA                      -        380,891              -       (378,317)
Cedar Hollow Road Land                  Malvern, PA                      -      1,429,473              -     (1,429,473)
Walnut Grove Land                       Horsham, PA                      -      3,435,695              -        503,160
Iron Run Land                           Upper Macungie, PA               -        753,056              -         35,225
35 Liberty Blvd Land                    Malvern, PA                      -              -              -              -
45 Liberty Blvd Land                    Malvern, PA                      -      4,380,221              -        199,096
Great Valley Land                       Malvern, PA                      -      4,674,633              -        231,107
10 Matthews Rd South Land               Malvern, PA                      -        578,804              -         30,191
104 Witmer Road                         Horsham, PA                      -      1,248,148              -              -
3 Franklin Plaza                        Philadelphia, PA                 -      2,483,144              -         20,204
2700 Horizon Dr                         King of Prussia, PA              -        764,370              -          3,579
2900 Horizon Dr                         King of Prussia, PA              -        679,440              -          3,181
2500 Renaissance Blvd                   King of Prussia, PA              -        509,580              -          2,387
2300 Renaissance Blvd                   King of Prussia, PA              -        509,580              -          2,387
Swedes Run Business Park Land           Delran, NJ                       -      1,057,204              -        558,201
Marlton Crossing Land                   Marlton, NJ                      -         69,402              -        181,093
Commodore Business Park                 Logan Twp., NJ                   -      2,903,914              -      1,479,771
Boulden Land                            New Castle, DE                   -              -              -              -
Marlton Executive Park Land             Marlton, NJ                      -        550,664              -        215,198
17 Boulden Circle                       New Castle, DE                   -        374,982              -        312,489
1015 Briggs Road Land                   Mt. Laurel, NJ                   -        356,987              -         16,386
1020 Briggs Road Land                   Mt. Laurel, NJ                   -        494,334              -         38,925
Lehigh Valley Corporate Center Land     Bethlehem, PA                    -      2,254,312              -       (944,324)
Rivers' Bend Land                       Chesterfield Cty, VA             -      1,172,108              -      7,287,973
Oakleys Center Land                     Richmond, VA                     -        228,757              -         57,385
Woodlands Center Land                   Sandston, VA                     -      1,108,117              -        168,054
501 Liberty Way                         Chesterfield City, VA            -        441,188              -        156,807
601 Hewlett Packard Way                 Chesterfield City, VA            -        171,024              -        435,668
6000-98 Eastport Blvd                   Richmond, VA                     -        787,091              -              -
Eastport VIII                           Richmond, VA                     -        379,836              -              -
Eastport IX                             Richmond, VA                     -        209,856              -              -
Park at Valleypointe Land               Roanoke, VA                      -        238,545              -        406,297
Fairgrounds Distribution Center Land    Richmond, VA                     -        100,000              -         30,304
Mendenhall Land                         High Point, NC                   -      2,528,914              -      1,485,493
Independence Pointe Land                Greenville, SC                   -      1,304,084              -         14,855
Southpoint Business Park Land           Jacksonville, FL                 -        756,000              -       (317,914)
7024 AC Skinner Parkway                 Jacksonville, FL                 -        839,554              -       (215,071)
7014 AC Skinner Pkwy                    Jacksonville, FL                 -        574,198              -        206,288
Silo Bend Land                          Tampa, FL                        -      4,104,030              -        508,590
Cypress Park Land                       Orlando, FL                      -        517,445              -         12,489
Exchange Place Land                     Orlando, FL                      -        193,406              -          8,711
Liberty Business Park Land              Jacksonville, FL                 -      1,379,053              -        653,370
Airport West                            Tampa, FL                        -         67,510              -        (67,028)
West Tech Park Land (Lot B)             Farmington Hills, MI             -        455,846              -          9,347
West Tech Park Land (Lot C)             Farmington Hills, MI             -        368,083              -          7,519
                                                             -------------   ------------ --------------   ------------
Subtotal Land Held for Development                           $           -   $ 49,962,515 $                $ 11,941,578
                                                             =============   ============ ==============   ============

Total All Properties                                         $ 117,375,737   $313,649,086 $1,005,120,296   $777,567,611
                                                             =============   ============ ==============   ============

*    Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General and Jackson
     National Life totalling $246.2 million.
**   Rouse leases land from Kent County Council.

                                   LIBERTY PROPERTY LIMITED PARTNERSHIP
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          AS OF DECEMBER 31, 1997

                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                   Malvern, PA           $    645,318  $    4,922,084 $    5,567,402
420 Lapp Road                             Malvern, PA              1,049,243       6,332,598      7,381,841
1 Chelsea Parkway                         Boothwyn, PA               245,735       2,610,437      2,856,172
3 Chelsea Parkway                         Boothwyn, PA               209,177       2,864,067      3,073,244
747 Dresher Road                          Horsham, PA              1,611,977       3,941,549      5,553,526
45-67 Great Valley Parkway                Malvern, PA                795,831       2,845,540      3,641,371
1180 Church Road                          Lansdale, PA             2,389,598      14,786,322     17,175,920
40 Valley Stream Parkway                  Malvern, PA                323,792       2,184,948      2,508,740
50 Valley Stream Parkway                  Malvern, PA                371,068       2,328,630      2,699,698
20 Valley Stream Parkway                  Malvern, PA                466,413       5,043,549      5,509,962
800 Town Center Drive                     Langhorne, PA            1,617,803       8,775,533     10,393,336
1610 Medical Drive                        Pottstown, PA              212,413       2,498,318      2,710,731
9, 15 Great Valley Parkway                Malvern, PA              1,837,878      14,959,104     16,796,982
257-275 Great Valley Parkway              Malvern, PA                505,458       4,360,723      4,866,181
300 Technology Drive                      Malvern, PA                374,497       1,287,776      1,662,273
277-293 Great Valley Parkway              Malvern, PA                531,534       1,888,300      2,419,834
311 Technology Drive                      Malvern, PA                348,099       2,245,878      2,593,977
325 Technology Drive                      Malvern, PA                385,693       1,841,992      2,227,685
7 Great Valley Parkway                    Malvern, PA                177,317       4,228,959      4,406,276
55 Valley Stream Parkway                  Malvern, PA                215,818       3,095,596      3,311,414
65 Valley Stream Parkway                  Malvern, PA                382,361       4,684,211      5,066,572
508 Lapp Road                             Malvern, PA                263,116       1,768,410      2,031,526
10 Valley Stream Parkway                  Malvern, PA                465,135       2,680,337      3,145,472
333 Phoenixville Pike                     Malvern, PA                524,229       3,086,606      3,610,835
1566 Medical Drive                        Pottstown, PA              203,827       1,843,567      2,047,394
30 Great Valley Parkway                   Malvern, PA                128,783         354,908        483,691
75 Great Valley Parkway                   Malvern, PA                143,811         418,152        561,963
27-43 Great Valley Parkway                Malvern, PA                449,447       2,084,388      2,533,835
77-123 Great Valley Parkway               Malvern, PA                888,359       4,423,219      5,311,578
260 Great Valley Parkway                  Malvern, PA                212,768         840,159      1,052,927
256 Great Valley Parkway                  Malvern, PA                161,949       1,887,910      2,049,859
205 Great Valley Parkway                  Malvern, PA              1,369,003       9,505,668     10,874,671
12,14,16 Great Valley Parkway             Malvern, PA                131,517       1,162,260      1,293,777
155 Great Valley Parkway                  Malvern, PA                626,068       2,197,560      2,823,628
333 Technology Drive                      Malvern, PA                 90,952       2,377,145      2,468,097
510 Lapp Road                             Malvern, PA                325,415         896,745      1,222,160
181 Wheeler Court                         Langhorne, PA              263,490       2,043,504      2,306,994
1100 Wheeler Way                          Langhorne, PA              151,500       1,189,217      1,340,717
60 Morehall Road                          Malvern, PA                884,974      14,061,835     14,946,809
905 Airport Road                          West Chester, PA         1,735,012       5,367,089      7,102,101
16 Cabot Boulevard                        Langhorne, PA              649,743       5,926,232      6,575,975
1 Country View Road                       Malvern, PA                406,421       3,987,425      4,393,846
2151 Cabot Boulevard                      Langhorne, PA              389,990       3,714,510      4,104,500
170 South Warner Road                     King of Prussia, PA        555,911       5,212,074      5,767,985
190 South Warner Road                     King of Prussia, PA        560,373       4,336,792      4,897,165
507 Prudential Road                       Horsham, PA                652,919       6,027,128      6,680,047
100 Witmer Road                           Horsham, PA              3,133,783       9,654,338     12,788,121
3100 Horizon Blvd                         King of Prussia, PA        611,435       1,997,769      2,609,205
3300 Horizon Blvd                         King of Prussia, PA        687,878       3,140,188      3,828,066
3500 Horizon Blvd                         King of Prussia, PA      1,223,875       2,510,960      3,734,836
200 Chester Field Parkway                 Malvern, PA                495,893       2,860,398      3,356,291
767 Electronic Drive                      Horsham, PA              1,241,970       2,925,573      4,167,543
5 Country View Road                       Malvern, PA                786,235       4,812,177      5,598,412
3200 Horizon Blvd                         King of Prussia, PA      1,210,136       4,009,715      5,219,852
3000 Horizon Blvd                         King of Prussia, PA        946,703       2,110,444      3,057,147
111-195 Witmer Road                       Horsham, PA                407,205       3,224,461      3,631,665
300 Welsh Road                            Horsham, PA                180,459       1,497,418      1,677,877
400 Welsh Road                            Horsham, PA                282,493       3,202,863      3,485,356
8801 Tinicum Boulevard                    Philadelphia, PA           124,062      26,777,043     26,901,104
440 East Swedesford Road                  King of Prussia, PA        717,001       6,106,643      6,823,644
460 East Swedesford Road                  King of Prussia, PA        705,317       5,038,463      5,743,779
50 Morehall Road                          Malvern, PA              1,337,076      11,957,142     13,294,218
2 Walnut Grove Drive                      Horsham, PA              1,265,363       8,470,599      9,735,962
200 Gibralter Road                        Horsham, PA                638,513       5,884,467      6,522,980
220 Gibralter Road                        Horsham, PA                629,944       5,745,277      6,375,220
240 Gibralter Road                        Horsham, PA                629,944       5,745,326      6,375,270
151 S. Warner Road                        King of Prussia, PA      1,218,086       6,990,891      8,208,977
1 Walnut Grove Drive                      Horsham, PA              1,058,901       6,138,987      7,197,888
3606 Horizon Boulevard                    King of Prussia, PA        815,855       1,898,077      2,713,932
650 Swedesford Road                       King of Prussia, PA        952,911      13,258,401     14,211,312
680 Swedesford Road                       King of Prussia, PA        952,361      13,391,783     14,344,144
761 Fifth Avenue                          King of Prussia, PA        256,463       2,100,670      2,357,133
771 Fifth Avenue                          King of Prussia, PA        152,456       1,316,878      1,469,334
1 Great Valley Parkway                    Malvern, PA                419,460       3,880,217      4,299,677
5 Great Valley Parkway                    Malvern, PA                684,200       6,252,273      6,936,473
311 Sinclair Road                         Bristol, PA                277,901       1,578,945      1,856,846
181-187 Gibralter Road                    Horsham, PA                440,549       3,983,110      4,423,659
104 Rock Road                             Horsham, PA                330,111       2,984,003      3,314,114
123-135 Rock Road                         Horsham, PA                292,360       2,642,755      2,935,115
111-159 Gibralter Road                    Horsham, PA                489,032       4,420,557      4,909,589
161-175 Gibralter Road                    Horsham, PA                360,673       3,274,318      3,634,991
125-137 Gibralter Road                    Horsham, PA                319,906       2,891,761      3,211,667
261-283 Gibralter Road                    Horsham, PA                494,871       4,473,339      4,968,210
210-223 Witmer Road                       Horsham, PA                270,282       2,443,188      2,713,470
231-237 Gibralter Road                    Horsham, PA                506,952       4,582,547      5,089,499
100 Gibralter Road                        Horsham, PA                 38,729         350,085        388,814
101 Gibralter Road                        Horsham, PA                651,990       5,893,598      6,545,588
506 Prudential Road                       Horsham, PA                 99,140         896,171        995,311


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
113-123 Rock Road                         Horsham, PA                351,072       3,173,483      3,524,555
101-111 Rock Road                         Horsham, PA                350,561       3,168,867      3,519,428
120 Gibralter Road                        Horsham, PA                533,142       4,863,850      5,396,992
110 Gibralter Road                        Horsham, PA                655,041       5,921,181      6,576,222
100-107 Lakeside Drive                    Horsham, PA                239,528       2,165,192      2,404,720
200-264 Lakeside Drive                    Horsham, PA                502,705       4,697,997      5,200,702
300-309 Lakeside Drive                    Horsham, PA                369,475       3,341,362      3,710,837
400-445 Lakeside Drive                    Horsham, PA                543,628       4,914,070      5,457,698
201 Gibralter Road                        Horsham, PA                380,127       3,508,081      3,888,208
3600 Horizon Drive                        King of Prussia, PA        236,432       1,869,124      2,105,556
3602 Horizon Drive                        King of Prussia, PA        217,734       1,767,935      1,985,669
400-500 Brandywine Parkway                West Chester, PA           845,846       6,815,254      7,661,100
600 Brandywine Parkway                    West Chester, PA           664,899       5,357,306      6,022,205
14 Lee Boulevard                          Malvern, PA                665,053       7,165,358      7,830,411
500 Chester Field Parkway                 Malvern, PA                473,139       2,872,274      3,345,413
300-400 Chester Field Parkway             Malvern, PA                931,212       4,493,762      5,424,974
1805 Underwood Boulevard                  Delran, NJ                 196,901         622,144        819,045
150 Mid-Atlantic Parkway                  West Deptford, NJ           88,153         435,245        523,398
18 Boulden Circle                         New Castle, DE             198,062       3,820,336      4,018,398
501 Delran Parkway                        Delran, NJ                 184,162       2,688,742      2,872,904
600 Delran Parkway                        Delran, NJ                 372,719       5,941,662      6,314,381
1607 Imperial Way                         West Deptford, NJ          288,280       2,750,098      3,038,378
1 Boulden Circle                          New Castle, DE              93,309       1,337,838      1,431,147
31-55 Read's Way                          New Castle, DE             972,159       5,517,672      6,489,831
3 Boulden Circle                          New Castle, DE             126,701       2,105,546      2,232,247
5 Boulden Circle                          New Castle, DE             232,274       3,501,869      3,734,143
601 Delran Parkway                        Delran, NJ                 193,336       1,635,813      1,829,149
51 Haddonfield Road                       Cherry Hill, NJ            248,326       9,249,504      9,497,830
57 Read's Way                             New Castle, DE             352,736       2,710,164      3,062,900
1370 Imperial Way                         West Deptford, NJ          298,010       4,411,684      4,709,694
8 Stow Road                               Marlton, NJ                172,945       1,788,021      1,960,966
10 Stow Road                              Marlton, NJ                147,318       1,461,017      1,608,335
12 Stow Road                              Marlton, NJ                103,618       1,173,102      1,276,720
14 Stow Road                              Marlton, NJ                 93,418       1,050,772      1,144,190
1300 Metropolitan Avenue                  West Deptford, NJ          221,218       2,016,048      2,237,266
701A Route 73 South                       Marlton, NJ                271,743       5,551,423      5,823,166
701C Route 73 South                       Marlton, NJ                 96,161       1,571,661      1,667,821
1008 Astoria Boulevard                    Cherry Hill, NJ             32,698         796,254        828,952
1475 Imperial Way                         West Deptford, NJ           58,606       1,028,183      1,086,789
3000 Atrium Way                           Mt. Laurel, NJ             512,018       7,228,814      7,740,832
750 Cardinal Drive                        Pureland, NJ               236,190       2,567,291      2,803,481
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ             456,465       4,882,510      5,338,975
12000, 14000 Commerce Parkway             Mt. Laurel, NJ             362,855       3,423,000      3,785,855
16000, 18000 Commerce Parkway             Mt. Laurel, NJ             290,545       2,860,111      3,150,656
406 Lippincott Drive                      Marlton, NJ                327,554       2,325,633      2,653,187
234 High Hill Road                        Bridgeport, NJ             250,445       1,812,039      2,062,484
231 Lake Drive                            New Castle, DE             623,043       3,612,554      4,235,597
100 Arlington Boulevard                   Bridgeport, NJ             374,836       4,164,997      4,539,833
100 Berkeley Drive                        Swedesboro, NJ             401,254       2,075,721      2,476,975
301 Lippincott Drive                      Marlton, NJ              1,069,837       5,161,636      6,231,473
303 Lippincott Drive                      Marlton, NJ              1,069,837       5,130,128      6,199,965
510-512 Sharptown Road                    Bridgeport, NJ             125,410       1,107,485      1,232,895
901 Route 73                              Marlton, NJ                334,411       2,821,167      3,155,579
Four Greentree Center                     Marlton, NJ                450,558       3,532,552      3,983,110
512 Sharptown Road                        Bridgeport, NJ             180,468       1,587,860      1,768,328
15 Boulden Circle                         New Castle, DE             447,306       2,924,869      3,372,176
404 Lippincott Drive                      Marlton, NJ                131,896       1,650,600      1,782,496
263 Quigley Blvd                          New Castle, DE             171,167       1,411,209      1,582,376
34 Blevins Drive                          New Castle, DE             196,396       1,543,931      1,740,327
104 Gaither Drive                         Mt Laurel, NJ              136,446       1,367,270      1,503,716
2 Lukens Drive                            New Castle, DE             169,118       1,387,471      1,556,589
402 Lippincott Drive                      Marlton, NJ                131,896       1,687,179      1,819,075
3000 Lincoln Drive                        Mt. Laurel, NJ             284,052       2,497,761      2,781,813
6000 Commerce Parkway                     Mt. Laurel, NJ             234,151       2,078,937      2,313,088
7000 Commerce Parkway                     Mt. Laurel, NJ             260,014       2,284,550      2,544,564
8000 Commerce Parkway                     Mt. Laurel, NJ             234,814       2,027,518      2,262,332
9000 Commerce Parkway                     Mt. Laurel, NJ             286,587       2,512,181      2,798,768
1000 Briggs Road                          Mt. Laurel, NJ             288,577       2,751,836      3,040,413
1025 Briggs Road                          Mt. Laurel, NJ             430,990       3,719,937      4,150,927
2000 Crawford Place                       Mount Laurel, NJ           310,831       2,936,250      3,247,081
1351 Metropolitan Avenue                  Thorofare, NJ              189,465       1,738,061      1,927,526
650 Grove Road                            Thorofare, NJ              267,214       2,443,458      2,710,672
400 Grove Road                            Thorofare, NJ              145,009       1,328,432      1,473,441
1655 Valley Center Parkway                Bethlehem, PA              215,095       1,866,465      2,081,560
6560 Stonegate Drive                      Allentown, PA              437,122       2,332,118      2,769,240
6370 Hedgewood Drive                      Allentown, PA              515,707       3,017,780      3,533,487
6390 Hedgewood Drive                      Allentown, PA              670,819       2,532,765      3,203,584
1495 Valley Center Parkway                Bethlehem, PA              258,014       3,762,641      4,020,655
6350 Hedgewood Drive                      Allentown, PA              360,691       3,103,567      3,464,258
6330 Hedgewood Drive                      Allentown, PA              499,720       4,235,131      4,734,851
1550 Valley Center Parkway                Bethlehem, PA              188,320       3,160,851      3,349,170
1560 Valley Center Parkway                Bethlehem, PA              229,301       3,788,881      4,018,182
6580 Snowdrift Road                       Allentown, PA              367,377       2,457,588      2,824,965
1510 Valley Center Parkway                Bethlehem, PA              312,873       3,232,118      3,544,991
1530 Valley Center Parkway                Bethlehem, PA              212,491       2,566,445      2,778,936
6540 Stonegate Drive                      Allentown, PA              422,730       3,559,185      3,981,915
974 Marcon Boulevard                      Allentown, PA              144,248       2,106,491      2,250,739
964 Marcon Street                         Allentown, PA              139,480       1,548,845      1,688,325
764 Roble Road                            Allentown, PA              141,746         793,490        935,236
3174 Airport Road                         Allentown, PA               98,986       1,088,569      1,187,555
2196 Avenue C                             Allentown, PA              107,307       1,195,585      1,302,892
2202 Hanger Place                         Allentown, PA              138,127       1,287,375      1,425,502
2201 Hanger Place                         Allentown, PA              129,142       1,402,361      1,531,503


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
954 Marcon Boulevard                      Allentown, PA              104,452         915,369      1,019,821
57 South Commerce Way                     Allentown, PA              395,459       2,859,489      3,254,948
754 Roble Road                            Allentown, PA              163,735       1,792,031      1,955,766
894 Marcon Boulevard                      Allentown, PA              118,304       1,071,130      1,189,434
744 Roble Road                            Allentown, PA              161,371       1,856,213      2,017,584
944 Marcon Boulevard                      Allentown, PA              119,711       1,575,464      1,695,175
1685 Valley Center Parkway                Allentown, PA              198,482       2,096,656      2,295,138
6520 Stonegate Drive                      Allentown, PA              948,395       1,330,099      2,278,494
7437 Industrial Boulevard                 Allentown, PA              726,651       6,343,905      7,070,556
2041 Avenue C                             Allentown, PA              213,879       1,163,975      1,377,854
2124 Avenue C                             Allentown, PA              289,529       1,093,852      1,383,381
7339 Industrial Boulevard                 Allentown, PA            1,197,448       5,637,547      6,834,995
7384 Penn Drive                           Allentown, PA              652,118       2,696,467      3,348,585
7144 Daniels Drive                        Allentown, PA            1,579,169       6,572,363      8,151,532
7620 Cetronia Road                        Allentown, PA            1,093,724       3,970,568      5,064,292
939 Marcon Blvd                           Allentown, PA            2,220,548       5,258,261      7,478,809
100 Brodhead Road                         Allentown, PA              429,456       3,080,226      3,509,682
1455 Valley Center Parkway                Bethlehem, PA              545,173       3,780,394      4,325,567
1640 Valley Center Parkway                Bethlehem, PA              190,728       2,582,488      2,773,216
1650 Valley Center Parkway                Allentown, PA              188,896       2,396,077      2,584,973
400 Nestle Way                            Allentown, PA            8,184,096      26,293,838     34,477,934
83 South Commerce Way                     Bethlehem, PA              212,744         995,626      1,208,369
85 South Commerce Way                     Bethlehem, PA              237,078       1,066,365      1,303,443
87 South Commerce Way                     Bethlehem, PA              253,886       1,138,811      1,392,696
7339 Industrial Blvd                      Allentown, PA            2,670,673      13,852,476     16,523,149
95 Highland Avenue                        Bethlehem, PA              430,593       3,460,672      3,891,265
236 Brodhead Road                         Bethlehem, PA              376,962       4,672,683      5,049,645
6620 Grant Way                            Allentown, PA              430,824       1,920,164      2,350,988
7562 Penn Drive                           Allentown, PA              269,614         848,149      1,117,763
7277 Williams Avenue                      Allentown, PA              462,964       1,456,080      1,919,044
180,190 Cochrane Drive                    Annapolis, MD            3,752,293      16,047,261     19,799,554
12000,001,040 Indian Creek Court          Beltsville, MD           2,698,195      10,031,702     12,729,897
8280 Patuxent Range Drive                 Columbia, MD               181,601       1,294,623      1,476,224
7178-80 Columbia Gateway                  Columbia, MD             1,571,105       5,137,364      6,708,469
8730 Bollman Place                        Columbia, MD               626,269       4,652,665      5,278,934
9770 Patuxent Woods Drive                 Columbia, MD               341,663       3,037,517      3,379,180
9780 Patuxent Woods Drive                 Columbia, MD               218,542       1,943,328      2,161,870
9790 Patuxent Woods Drive                 Columbia, MD               243,791       2,167,132      2,410,923
9810 Patuxent Woods Drive                 Columbia, MD               266,684       2,370,185      2,636,869
9800 Patuxent Woods Drive                 Columbia, MD               299,099       2,657,753      2,956,852
9820 Patuxent Woods Drive                 Columbia, MD               237,779       2,113,763      2,351,542
9830 Patuxent Woods Drive                 Columbia, MD               296,262       2,632,624      2,928,886
9050 Red Branch Road                      Columbia, MD               290,950       2,578,253      2,869,203
9101,9111,9115 Guilford Road              Columbia, MD               765,953       3,034,462      3,800,415
9125,9135,9145 Guilford Road              Columbia, MD               920,439       5,566,828      6,487,267
10 South Third Street                     Richmond, VA                27,970         173,381        201,351
1751 Bluehills Drive                      Roanoke, VA              1,063,728       8,602,628      9,666,356
4300 Carolina Avenue                      Richmond, VA             2,009,136      15,337,786     17,346,923
301 Hill Carter Parkway                   Richmond, VA               659,456       4,899,214      5,558,670
4001 Carolina Avenue                      Richmond, VA                29,443         231,348        260,791
5600-5626 Eastport Boulevard              Richmond, VA               489,941       3,712,812      4,202,753
5650-5674 Eastport Boulevard              Richmond, VA               644,384       4,158,230      4,802,614
5700 Eastport Boulevard                   Richmond, VA               408,729       2,740,967      3,149,696
11020 Hull Street Road                    Richmond, VA               139,887         646,199        786,086
3432 Holland Road                         Virginia Beach, VA         173,527         801,603        975,130
3001 Hungary Springs Road                 Richmond, VA               136,270         605,069        741,339
7760 Shrader Road                         Richmond, VA               187,971         773,504        961,475
7740 Shrader Road                         Richmond, VA                81,200         407,972        489,172
4880 Cox Road                             Richmond, VA               743,898       5,664,973      6,408,871
5162 Valleypointe Parkway                 Roanoke, VA                551,483       2,647,549      3,199,032
4101- 4127 Carolina Avenue                Richmond, VA               310,854       2,325,262      2,636,116
4201-4261 Carolina Avenue                 Richmond, VA               693,203       5,200,664      5,893,867
4263-4299 Carolina Avenue                 Richmond, VA               256,203       2,706,017      2,962,220
4301-4335 Carolina Avenue                 Richmond, VA               223,696       1,756,663      1,980,359
4337-4379 Carolina Avenue                 Richmond, VA               325,203       2,708,253      3,033,456
4501-4549 Carolina Avenue                 Richmond, VA               486,166       3,666,303      4,152,469
4551-4593 Carolina Avenue                 Richmond, VA               474,360       3,564,260      4,038,620
4601-4643 Carolina Avenue                 Richmond, VA               652,455       5,052,828      5,705,283
4545-4583 Carolina Avenue                 Richmond, VA               404,616       3,764,453      4,169,069
4447-4491 Carolina Avenue                 Richmond, VA               454,056       2,792,858      3,246,914
4401-4445 Carolina Avenue                 Richmond, VA               615,038       4,586,058      5,201,096
12 S. Third Street                        Richmond, VA                40,539         190,807        231,346
9601 Cosner Drive                         Fredericksburg, VA         476,262       4,065,136      4,541,398
315 Cardiff Valley Road                   Knoxville, TN              443,305       2,993,390      3,436,695
2300 East Parham Road                     Richmond, VA               221,947       1,025,269      1,247,216
1347 Diamond Springs Road                 Virginia Beach, VA         436,898       3,285,338      3,722,236
5221 Valleypark Drive - Bldg A            Roanoke, VA                285,008       1,222,705      1,507,713
5228 Valleypointe Parkway - Bldg B        Roanoke, VA                218,663         893,385      1,112,048
5238 Valleypark Drive - Bldg C            Roanoke, VA                416,375       1,988,562      2,404,937
5601-5659 Eastport Boulevard              Richmond, VA               720,100       4,700,314      5,420,413
5900 Eastport Boulevard                   Richmond, VA               687,898       4,405,021      5,092,919
4717-4729 Eubank Road                     Richmond, VA               452,263       3,380,356      3,832,619
5251 Concourse Drive                      Roanoke, VA                217,690       1,537,383      1,755,073
4263F-N. Carolina Ave                     Richmond, VA                91,599       1,622,583      1,714,183
4200 Oakleys Court                        Richmond, VA               459,653       2,499,114      2,958,767
1821 Battery Dantzler Road                Chester, VA                392,332       3,055,327      3,447,658
5000 Cox Road                             Glen Allen, VA             771,029       3,713,177      4,484,206
510 Eastpark Court                        Sandston, VA               262,210       2,147,777      2,409,987
520 Eastpark Court                        Sandston, VA               486,598       4,130,906      4,617,504
600 Liberty Way                           Chesterfield, VA           502,382       4,884,026      5,386,408
500 Liberty Way                           Chesterfield, VA           491,919       4,152,094      4,644,013
4198 Cox Road                             Glen Allen, VA             670,292       3,839,245      4,509,537
4510 Cox Road                             Glen Allen, VA           1,010,024       7,488,280      8,498,304


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
2809 South Lynnhaven Road                 Virginia Beach, VA         953,590       6,150,257      7,103,847
200 Golden Oak Court                      Virginia Beach, VA       1,116,693       6,779,282      7,895,975
208 Golden Oak Court                      Virginia Beach, VA         965,177       6,736,323      7,701,500
1 Enterprise Parkway                      Hampton, VA                974,675       5,587,553      6,562,228
22 Enterprise Parkway                     Hampton, VA              1,097,368       6,769,420      7,866,788
4523 Green Point Drive                    High Point, NC             223,614       1,933,947      2,157,561
4501 Green Point Drive                    High Point, NC             320,450       2,212,040      2,532,490
4500 Green Point Drive                    High Point, NC             231,692       1,993,560      2,225,252
2427 Penny Road                           High Point, NC           1,168,074       6,184,618      7,352,692
4524 Green Point Drive                    High Point, NC             183,888       2,103,328      2,287,216
4328, 4336 Federal Drive                  High Point, NC             825,092       7,340,082      8,165,174
200 Centreport Drive                      Greensboro, NC             332,017       4,012,141      4,344,158
4344 Federal Drive                        High Point, NC             173,623       2,634,555      2,808,178
202 Centreport Drive                      Greensboro, NC             549,679       5,509,790      6,059,469
4000 Piedmont Parkway                     High Point, NC             592,885       4,962,473      5,555,358
4380 Federal Drive                        High Point, NC             283,368       2,033,889      2,317,258
4388 Federal Drive                        High Point, NC             132,655       1,130,117      1,262,771
6532 Judge Adams Road                     Rock Creek, NC             399,988       3,459,676      3,859,664
3860 Faber Place                          N. Charleston, SC          796,655       1,974,359      2,771,014
4055 Faber Place                          N. Charleston, SC          882,352       4,794,144      5,676,496
3820 Faber Place                          N. Charleston, SC          506,558       2,365,146      2,871,704
440 Knox Abbott Drive                     Cayce, SC                  576,767       3,448,352      4,025,119
Alcoa Fujikura Facility                   Duncan, SC                 711,353       8,056,324      8,767,677
1320 Garlington Road                      Greenville, SC             398,539       1,761,533      2,160,072
9800 Twin Lakes Parkway                   Charlotte, NC              420,079       2,152,047      2,572,126
420 Park Avenue                           Greenville, SC             522,548       3,006,148      3,528,696
111 Southchase Blvd.                      Fountain Inn, SC           499,065       4,861,899      5,360,964
300 International Blvd.                   Fountain Inn, SC           180,560         639,305        819,865
1208 Eastchester Drive                    High Point, NC             487,209       4,365,146      4,852,355
One Independence Pointe                   Greenville, SC             780,881       6,215,187      6,996,068
55 Beattie Place                          Greenville, SC           2,643,105      23,459,278     26,102,383
75 Beattie Place                          Greenville, SC           2,406,646      17,418,705     19,825,351
1730 Stebbins Drive                       Houston, TX                144,016         412,656        556,672
5911-5925 Richard Street                  Jacksonville, FL           286,335         497,306        783,641
8383-8385 Baycenter Road                  Jacksonville, FL            65,329         525,694        591,023
8775 Baypine Road                         Jacksonville, FL           913,264       2,886,335      3,799,599
8539 Western Way                          Jacksonville, FL           631,558       2,823,712      3,455,270
6255 Lake Gray Boulevard                  Jacksonville, FL           811,963       3,294,525      4,106,488
6600-6660 Suemac Place                    Jacksonville, FL           216,014       1,886,261      2,102,275
6800-6850 Suemac Place                    Jacksonville, FL           125,576         973,671      1,099,247
8665,8667,8669 Baypine Road               Jacksonville, FL         1,023,514       3,854,512      4,878,026
8540 Baycenter Road                       Jacksonville, FL           450,431       1,366,708      1,817,139
1200 Gulf Life Drive                      Jacksonville, FL         1,035,091      16,759,300     17,794,391
8400 Baymeadows Way                       Jacksonville, FL           566,370       2,323,186      2,889,556
8614 Baymeadows Way                       Jacksonville, FL           312,761       1,088,410      1,401,171
5941-5975 Richard Street                  Jacksonville, FL           585,280       1,111,567      1,696,847
7970 Bayberry Road                        Jacksonville, FL           129,979       1,197,124      1,327,103
6000-6030 Bowdendale Avenue               Jacksonville, FL           275,475       1,513,480      1,788,955
7898 Baymeadows Way                       Jacksonville, FL           568,005       1,966,127      2,534,132
5977-6607 Richard Street                  Jacksonville, FL           182,747       1,562,967      1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL           211,449       2,677,564      2,889,013
7954 & 7960 Baymeadows Way                Jacksonville, FL           292,667       2,978,826      3,271,493
8787 Baypine Road                         Jacksonville, FL         2,045,574      34,536,694     36,582,268
7077 Bonneval Road                        Jacksonville, FL           774,020       6,566,676      7,340,696
4190 Belfort Road                         Jacksonville, FL           827,420       6,867,187      7,694,607
8011, 8021, 8031 Phillips Highway         Jacksonville, FL           628,437       3,958,206      4,586,643
7020 AC Skinner Parkway                   Jacksonville, FL           749,811       2,150,255      2,900,066
7040 AC Skinner Parkway                   Jacksonville, FL           853,981       2,963,746      3,817,726
11777 Central Highway                     Jacksonville, FL           192,004       1,818,777      2,010,781
7016 AC Skinner Parkway                   Jacksonville, FL           602,633       2,320,994      2,923,626
7018 AC Skinner Parkway                   Jacksonville, FL           846,433       4,000,189      4,846,621
6620 Southpoint Drive                     Jacksonville, FL           614,602       4,442,853      5,057,455
7980 Bayberry Road                        Jacksonville, FL           330,726       1,341,221      1,671,947
9600 Satellite Boulevard                  Orlando, FL                252,850       1,305,541      1,558,391
9700 Satellite Boulevard                  Orlando, FL                405,362       1,154,163      1,559,525
1902 Cypress Lake Drive                   Orlando, FL                523,512       3,401,938      3,925,450
8250 & 8256 Exchange Place                Orlando, FL                622,413       2,534,413      3,156,826
6600 Southpoint Parkway                   Jacksonville, FL           998,432       4,068,675      5,067,107
6700 Southpoint Parkway                   Jacksonville, FL           620,719       3,187,347      3,808,066
4801 Executive Park Court - 100           Jacksonville, FL           554,542       4,572,699      5,127,241
4801 Executive Park Court - 200           Jacksonville, FL           370,039       1,950,468      2,320,507
4810 Executive Park Court                 Jacksonville, FL           370,039       1,950,468      2,320,507
6602 Executive Park Court - 100           Jacksonville, FL           388,541       2,047,991      2,436,532
6602 Executive Park Court - 200           Jacksonville, FL           296,032       1,560,374      1,856,406
6631 Executive Park Court - 100           Jacksonville, FL           251,627       1,326,318      1,577,945
6631 Executive Park Court - 200           Jacksonville, FL           407,043       2,145,514      2,552,557
4815 Executive Park Court - 100           Jacksonville, FL           366,339       1,930,963      2,297,302
4815 Executive Park Court - 200           Jacksonville, FL           462,549       2,438,084      2,900,633
4825 Executive Park Court                 Jacksonville, FL           601,314       3,169,509      3,770,823
4820 Executive Park Court                 Jacksonville, FL           555,213       2,625,550      3,180,763
10511 & 10611 Satellite Boulevard         Orlando, FL                517,554       2,571,942      3,089,496
1400-1440 Central Florida Parkway         Orlando, FL                518,043       2,566,496      3,084,539
4001,4051,4101 Fowler Avenue              Tampa, FL                1,293,206       4,661,074      5,954,280
5501-5502 Pioneer Park Boulevard          Tampa, FL                  262,416       1,730,428      1,992,844
5690-5694 Crenshaw Street                 Tampa, FL                  181,923       1,842,980      2,024,903
3102,3104,3110 Cherry Palm Drive          Tampa, FL                  503,767       2,831,411      3,335,178
8401-8408 Benjamin Road                   Tampa, FL                  789,652       4,691,528      5,481,180
3501 Riga Blvd                            Tampa, FL                  617,289       3,049,755      3,667,044
111 Kelsey Land                           Tampa, FL                  359,540       1,509,725      1,869,265
7930, 8010-20 Woodland Center             Tampa, FL                1,408,478       5,247,246      6,655,724
7920 Woodland Center Boulevard            Tampa, FL                1,382,648       2,838,862      4,221,510
8154-8198 Woodland Center                 Tampa, FL                  399,088       2,868,834      3,267,922
8112-42 Woodland Center                   Tampa, FL                  513,263       3,230,239      3,743,502


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
OPERATING REAL ESTATE - Continued
8212 Woodland Center                      Tampa, FL                  820,882       2,579,475      3,400,357
1701 Clint Moore Blvd                     Boca Raton, FL           1,430,884       3,056,086      4,486,970
4555 Riverside Drive                      Beach Gardens, FL          805,672       5,788,766      6,594,438
2500 Metrocentre Boulevard                West Palm Beach, FL        238,362       1,536,721      1,775,083
2540 Metrocenter Boulevard                West Palm Beach, FL        165,071       1,059,970      1,225,041
2541 Metrocentre Boulevard                West Palm Beach, FL        145,091         936,094      1,081,185
2580 Metrocentre Boulevard                West Palm Beach, FL        256,478       1,653,533      1,910,011
2581 Metrocentre Boulevard                West Palm Beach, FL        189,359       1,220,568      1,409,927
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL         603,776       4,180,719      4,784,495
2905 Northwest Boulevard                  Plymouth, MN               516,920       4,757,980      5,274,900
2800 Campus Drive                         Plymouth, MN               395,366       3,692,714      4,088,080
2955 Xenium Lane                          Plymouth, MN               151,238       1,379,653      1,530,891
9401-9443 Science Center Drive            New Hope, MN               431,295       3,926,207      4,357,502
6321-6325 Bury Drive                      Eden Prairie, MN           462,876       4,166,578      4,629,454
7115-7173 Shady Oak Road                  Eden Prairie, MN           454,974       4,138,741      4,593,715
7660-7716 Golden Triangle Drive           Eden Prairie, MN           568,706       5,105,565      5,674,271
7400 Flying Cloud Drive                   Eden Prairie, MN           195,982       1,762,027      1,958,009
330 Second Avenue                         Minneapolis, MN          2,168,572      13,608,048     15,776,621
10301-10305 West 70th Street              Eden Prairie, MN           120,622       1,156,790      1,277,412
10321 West 70th Street                    Eden Prairie, MN           145,198       1,337,090      1,482,288
10333 West 70th Street                    Eden Prairie, MN           110,746       1,022,867      1,133,613
10349-10357 West 70th Street              Eden Prairie, MN           275,903       2,736,992      3,012,895
10365-10375 West 70th Street              Eden Prairie, MN           291,077       2,632,464      2,923,541
10393-10394 West 70th Street              Eden Prairie, MN           269,618       2,647,513      2,917,132
7078 Shady Oak Road                       Eden Prairie, MN           343,093       3,088,933      3,432,026
5600 & 5610 Rowland Road                  Minnetonka, MN             828,650       7,452,441      8,281,091
2920 Northwest Boulevard                  Plymouth, MN               392,026       3,459,945      3,851,971
26911-26957 Northwestern                  Southfield, MI          11,416,220      66,268,817     77,685,037
1650 Research Drive                       Troy, MI                   763,067       7,240,849      8,003,916
1775 Research Drive                       Troy, MI                   331,422       2,825,747      3,157,169
1875 Research Drive                       Troy, MI                   329,863       2,811,681      3,141,544
1850 Research Drive                       Troy, MI                   781,054       7,404,371      8,185,425
1965 Research Drive                       Troy, MI                   419,090       3,616,603      4,035,693
1960 Research Drive                       Troy, MI                   419,146       3,616,841      4,035,987
27260 Haggerty Road                       Farmington Hills, MI       456,877       4,104,941      4,561,818
27200 Haggerty Road                       Farmington Hills, MI       382,754       3,434,318      3,817,072
27280 Haggerty Road                       Farmington Hills, MI       452,860       4,067,692      4,520,552
27220 Haggerty Road                       Farmington Hills, MI       203,064       1,813,399      2,016,463
27240 Haggerty Road                       Farmington Hills, MI       171,518       1,528,882      1,700,400
27300 Haggerty Road                       Farmington Hills, MI       370,378       3,334,999      3,705,377
1101 Allen Drive                          Troy, MI                    98,144         893,368        991,512
1151 Allen Drive                          Troy, MI                   164,483       1,493,391      1,657,874
1300 Rankin Street                        Troy, MI                   134,090       1,212,839      1,346,929
1350 Rankin Street                        Troy, MI                   111,776       1,011,570      1,123,346
1376-1400 Rankin Street                   Troy, MI                   134,292       1,230,846      1,365,138
1352-1374 Rankin Street                   Troy, MI                   153,275       1,386,279      1,539,554
1324-1346 Rankin Street                   Troy, MI                   134,090       1,213,243      1,347,333
1301-1307 Rankin Street                   Troy, MI                   111,776       1,011,974      1,123,750
1409 Allen Drive                          Troy, MI                   142,370       1,301,421      1,443,791
1304 E Maple Road                         Troy, MI                   211,233       1,908,428      2,119,661
1334 Maplelawn Road                       Troy, MI                   124,296       1,123,762      1,248,058
1290 Maplelawn Road                       Troy, MI                    85,321         772,274        857,595
1070 Maplelawn Road                       Troy, MI                    68,560         621,115        689,675
950 Maplelawn Road                        Troy, MI                   252,429       2,278,097      2,530,526
894 Maplelawn Road                        Troy, MI                   181,749       1,641,477      1,823,226
1179 Maplelawn Road                       Troy, MI                    87,845         795,038        882,883
1940 Norwood Drive                        Troy, MI                    86,836         785,933        872,769
1311-1331 Maplelawn Road                  Troy, MI                   125,407       1,133,779      1,259,186
2354 Bellingham Street                    Troy, MI                    87,340         790,487        877,827
2360 Bellingham Street                    Troy, MI                    87,340         790,487        877,827
1911 Ring Drive                           Troy, MI                    86,129         779,559        865,688
26442-26450 Haggerty Road                 Farmington Hills, MI       237,687       2,151,202      2,388,889
26500 Haggerty Road                       Farmington Hills, MI       311,093       2,818,580      3,129,673
26650 Haggerty Road                       Farmington Hills, MI       173,166       1,569,915      1,743,081
26700 Haggerty Road                       Farmington Hills, MI       253,338       2,292,637      2,545,975
26750 Haggerty Road                       Farmington Hills, MI       292,717       2,646,852      2,939,569
26800 Haggerty Road                       Farmington Hills, MI       175,489       1,590,592      1,766,081
26842-26850 Haggerty Road                 Farmington Hills, MI       239,606       2,168,211      2,407,817
50 Gibson Drive                           West Malling, UK                 -       3,746,462      3,746,462
25 Kings Hill Avenue                      West Malling, UK         1,291,493       5,465,327      6,756,820
2 Kings Hill Avenue                       West Malling, UK           845,147       4,769,535      5,614,682
50 Kings Hill Avenue                      West Malling, UK         1,311,758      13,438,926     14,750,684
                                                                ------------  -------------- --------------

Subtotal Operating Real Estate                                  $238,518,514  $1,639,820,930 $1,878,339,444
                                                                ============  ============== ==============

DEVELOPMENT PROPERTIES
132 Welsh Road                            Horsham, PA           $  1,408,042  $    3,031,677 $    4,439,719
3604 Horizon Blvd                         King of Prussia, PA        350,873       1,881,665      2,232,538
100 Cedar Hollow Road                     Malvern, PA              1,640,999       5,077,180      6,718,179
3 Country View Road                       Malvern, PA              1,128,279       2,183,205      3,311,484
425 Technology Drive                      Malvern, PA                321,473       1,101,236      1,422,709
375 Technology Drive                      Malvern, PA                234,922         205,474        440,396
100 Chesterfield Pkwy                     Malvern, PA              1,349,954         860,442      2,210,396
201 Berkeley Drive                        Bridgeport, NJ             273,915       1,080,677      1,354,591
300 Commodore Drive                       Bridgeport, NJ             593,492       1,610,632      2,204,124
1660 Valley Center Parkway                Bethlehem, PA              188,721       1,819,127      2,007,848
89 South Commerce Way                     Bethlehem, PA              368,019       1,353,514      1,721,533
1525 Valley Ctr Pkwy                      Allentown, PA              804,060       3,601,914      4,405,974
700 Nestle Way                            Allentown, PA            4,174,970      15,327,585     19,502,555
5500 Cox Road                             Richmond, VA               483,778       1,416,596      1,900,374
13001 Kingston Ave                        Richmond, VA               376,700       1,723,151      2,099,851


                                                                          Gross Amount Carried
                                                                           At Close of Period
                                                                -------------------------------------------
                                                                  Land and      Building and     Total
              Project                           City            Improvements    Improvements   @ 12/31/97
--------------------------------------    -------------------   ------------  -------------- --------------
DEVELOPMENT PROPERTIES - Continued
5701-5799 Eastport Blvd                   Richmond, VA               700,503       4,718,742      5,419,245
4801 Cox Road                             Richmond, VA             1,075,620       3,209,545      4,285,165
701 Liberty Way                           Richmond, VA               543,260       3,230,669      3,773,929
5310 Valley Park Drive                    Roanoke, VA                127,361         551,185        678,546
5305 Valley Park Drive                    Roanoke, VA                228,124         642,427        870,551
530 Eastpark Court                        Sandston, VA               333,597       1,056,066      1,389,663
101 Centreport                            Greensboro, NC             826,237       5,225,165      6,051,402
6532 Judge Adams Road                     Whitsett, NC               335,061       3,135,245      3,470,306
3875 Faber Place                          N. Charleston, SC        1,166,052       5,391,988      6,558,040
1 Alliance Drive                          Goose Creek, SC            662,422       1,468,894      2,131,316
1150 Northpoint Blvd                      Blythwood, SC              741,692       1,348,001      2,089,693
4160 Mendenhall Oaks Pkwy                 High Point, NC             544,945       2,363,696      2,908,641
4194 Mendenhall Oaks Pkwy                 High Point, NC             265,887       1,215,193      1,481,080
4196 Mendenhall Oaks Pkwy                 High Point, NC             173,785       1,106,704      1,280,489
4170 Mendenhall Oaks Pkwy                 High Point, NC             372,849       1,196,531      1,569,380
4180 Mendenhall Oaks Pkwy                 High Point, NC             314,960         997,399      1,312,359
7720 Mendenhall Oaks Pkwy                 High Point, NC           1,995,876       8,019,073     10,014,949
4345 Southpoint Parkway                   Jacksonville, FL           418,093       7,326,703      7,744,796
131 Silo Bend                             Tampa, FL                  559,435       1,739,513      2,298,947
7724 Woodland Ctr Blvd                    Tampa, FL                  235,894         503,830        739,724
7802-50 Woodland Ctr Blvd                 Tampa, FL                  357,364         676,414      1,033,778
7852-98 Woodland Ctr Blvd                 Tampa, FL                  357,364         725,779      1,083,143
8921 Brittany Way                         Tampa, FL                  252,230         125,468        377,698
6601-6625 W. 78th Street                  Bloomington, MN          2,303,774      13,289,972     15,593,746
10400 Southwest Crossing                  Eden Prairie, MN         2,998,225       1,719,522      4,717,747
10 Kings Hill Ave                         West Malling, UK           983,547       3,008,337      3,991,884
30 Tower View                             West Malling, UK         1,657,321       2,546,004      4,203,325
35 Kings Hill Ave                         West Malling, UK           812,193       2,239,449      3,051,642
                                                               -------------  -------------- --------------
Subtotal Development in Progress                               $  35,041,868  $  121,051,587 $  156,093,455
                                                               =============  ============== ==============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                Boothwyn, PA             1,896,888               -      1,896,888
Gwynedd North Bus Camp Land               Lansdale, PA               257,945               -        257,945
Three Country View Road                   Malvern, PA                      -           6,177          6,177
550 Lapp Road                             Malvern, PA                      -           2,575          2,574
Cedar Hollow Road Land                    Malvern, PA                      -               -              -
Walnut Grove Land                         Horsham, PA              3,938,855               -      3,938,855
Iron Run Land                             Upper Macungie, PA         788,281               -        788,281
35 Liberty Blvd Land                      Malvern, PA                      -               -              -
45 Liberty Blvd Land                      Malvern, PA              4,579,317               -      4,579,317
Great Valley Land                         Malvern, PA              4,905,740               -      4,905,740
10 Matthews Rd South Land                 Malvern, PA                608,995               -        608,995
104 Witmer Road                           Horsham, PA              1,248,148               -      1,248,148
3 Franklin Plaza                          Philadelphia, PA         2,503,348               -      2,503,348
2700 Horizon Dr                           King of Prussia, PA        767,949               -        767,949
2900 Horizon Dr                           King of Prussia, PA        682,621               -        682,621
2500 Renaissance Blvd                     King of Prussia, PA        511,967               -        511,967
2300 Renaissance Blvd                     King of Prussia, PA        511,967               -        511,967
Swedes Run Business Park Land             Delran, NJ               1,615,405               -      1,615,405
Marlton Crossing Land                     Marlton, NJ                239,746          10,749        250,496
Commodore Business Park                   Logan Twp., NJ           4,363,233          20,451      4,383,684
Boulden Land                              New Castle, DE                   -               -              -
Marlton Executive Park Land               Marlton, NJ                765,862               -        765,862
17 Boulden Circle                         New Castle, DE             386,057         301,414        687,471
1015 Briggs Road Land                     Mt. Laurel, NJ             373,373               -        373,373
1020 Briggs Road Land                     Mt. Laurel, NJ             533,259               -        533,259
Lehigh Valley Corporate Center Land       Bethlehem, PA            1,249,539          60,449      1,309,988
Rivers' Bend Land                         Chesterfield Cty, VA     3,026,870       5,433,211      8,460,081
Oakleys Center Land                       Richmond, VA               286,142               -        286,142
Woodlands Center Land                     Sandston, VA             1,276,171               -      1,276,171
501 Liberty Way                           Chesterfield City, VA      597,995               -        597,995
601 Hewlett Packard Way                   Chesterfield City, VA      606,692               -        606,692
6000-98 Eastport Blvd                     Richmond, VA               787,091               -        787,091
Eastport VIII                             Richmond, VA               379,836               -        379,836
Eastport IX                               Richmond, VA               209,856               -        209,856
Park at Valleypointe Land                 Roanoke, VA                640,121           4,722        644,842
Fairgrounds Distribution Center Land      Richmond, VA               129,107           1,197        130,304
Mendenhall Land                           High Point, NC           4,006,549           7,858      4,014,407
Independence Pointe Land                  Greenville, SC           1,318,939               -      1,318,939
Southpoint Business Park Land             Jacksonville, FL           438,086               -        438,086
Liberty Business Park Land                Jacksonville, FL         2,004,862          27,561      2,032,423
7024 AC Skinner Parkway                   Jacksonville, FL           624,483               -        624,483
7014 AC Skinner Pkwy                      Jacksonville, FL           780,486               -        780,486
Silo Bend Land                            Tampa, FL                4,612,621               -      4,612,620
Cypress Park Land                         Orlando, FL                529,934               -        529,934
Exchange Place Land                       Orlando, FL                202,117               -        202,117
Airport West                              Tampa, FL                        -             482            481
West Tech Park Land (Lot B)               Farmington Hills, MI       461,341           3,852        465,193
West Tech Park Land (Lot C)               Farmington Hills, MI       370,485           5,117        375,602
                                                                ------------  -------------- --------------
Subtotal Land Held for Development                              $ 56,018,279  $    5,885,815 $   61,904,094
                                                                ============  ============== ==============

Total All Properties                                            $329,578,661  $1,766,758,332 $2,096,336,993
                                                                ============  ============== ==============

*   Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General and Jackson
    National Life totalling $246.2 million.
**  Rouse leases land from Kent County Council.

                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          AS OF DECEMBER 31, 1997

                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE
10,20 Liberty Boulevard                    Malvern, PA                   919,946          1985         40 yrs.
420 Lapp Road                              Malvern, PA                 1,126,400          1989         40 yrs.
1 Chelsea Parkway                          Boothwyn, PA                  634,371          1989         40 yrs.
3 Chelsea Parkway                          Boothwyn, PA                  550,687          1989         40 yrs.
747 Dresher Road                           Horsham, PA                   795,626          1988         40 yrs.
45-67 Great Valley Parkway                 Malvern, PA                 1,420,325          1974         40 yrs.
1180 Church Road                           Lansdale, PA                3,656,856          1986         40 yrs.
40 Valley Stream Parkway                   Malvern, PA                   555,883          1987         40 yrs.
50 Valley Stream Parkway                   Malvern, PA                   624,310          1987         40 yrs.
20 Valley Stream Parkway                   Malvern, PA                 1,225,543          1987         40 yrs.
800 Town Center Drive                      Langhorne, PA               2,154,770          1987         40 yrs.
1610 Medical Drive                         Pottstown, PA                 639,027          1986         40 yrs.
9, 15 Great Valley Parkway                 Malvern, PA                 7,619,067          1986         40 yrs.
257-275 Great Valley Parkway               Malvern, PA                 1,402,123          1983         40 yrs.
300 Technology Drive                       Malvern, PA                   342,683          1985         40 yrs.
277-293 Great Valley Parkway               Malvern, PA                   611,676          1984         40 yrs.
311 Technology Drive                       Malvern, PA                   660,877          1984         40 yrs.
325 Technology Drive                       Malvern, PA                   548,649          1984         40 yrs.
7 Great Valley Parkway                     Malvern, PA                 1,226,412          1985         40 yrs.
55 Valley Stream Parkway                   Malvern, PA                   902,087          1983         40 yrs.
65 Valley Stream Parkway                   Malvern, PA                 1,419,757          1983         40 yrs.
508 Lapp Road                              Malvern, PA                   547,917          1984         40 yrs.
10 Valley Stream Parkway                   Malvern, PA                   835,717          1984         40 yrs.
333 Phoenixville Pike                      Malvern, PA                   878,298          1985         40 yrs.
1566 Medical Drive                         Pottstown, PA                 523,204          1985         40 yrs.
30 Great Valley Parkway                    Malvern, PA                   203,079          1975         40 yrs.
75 Great Valley Parkway                    Malvern, PA                   174,422          1977         40 yrs.
27-43 Great Valley Parkway                 Malvern, PA                   944,195          1977         40 yrs.
77-123 Great Valley Parkway                Malvern, PA                 1,808,402          1978         40 yrs.
260 Great Valley Parkway                   Malvern, PA                   301,673          1979         40 yrs.
256 Great Valley Parkway                   Malvern, PA                   726,954          1980         40 yrs.
205 Great Valley Parkway                   Malvern, PA                 3,445,143          1981         40 yrs.
12,14,16 Great Valley Parkway              Malvern, PA                   475,765          1982         40 yrs.
155 Great Valley Parkway                   Malvern, PA                   797,405          1981         40 yrs.
333 Technology Drive                       Malvern, PA                   927,197          1987         40 yrs.
510 Lapp Road                              Malvern, PA                   325,910          1983         40 yrs.
181 Wheeler Court                          Langhorne, PA                 174,990          1979         40 yrs.
1100 Wheeler Way                           Langhorne, PA                 101,879          1979         40 yrs.
60 Morehall Road                           Malvern, PA                   858,560          1989         40 yrs.
905 Airport Road                           West Chester, PA              494,974          1988         40 yrs.
16 Cabot Boulevard                         Langhorne, PA                 493,741          1972         40 yrs.
1 Country View Road                        Malvern, PA                   319,213          1982         40 yrs.
2151 Cabot Boulevard                       Langhorne, PA                 290,898          1982         40 yrs.
170 South Warner Road                      King of Prussia, PA           748,252          1980         40 yrs.
190 South Warner Road                      King of Prussia, PA           418,560          1980         40 yrs.
507 Prudential Road                        Horsham, PA                   450,511          1988         40 yrs.
100 Witmer Road                            Horsham, PA                   390,055          1995         40 yrs.
3100 Horizon Blvd                          King of Prussia, PA           107,994          1995         40 yrs.
3300 Horizon Blvd                          King of Prussia, PA           174,718          1996         40 yrs.
3500 Horizon Blvd                          King of Prussia, PA           111,087          1996         40 yrs.
200 Chester Field Parkway                  Malvern, PA                 1,205,217          1989         40 yrs.
767 Electronic Drive                       Horsham, PA                   239,158          1996         40 yrs.
5 Country View Road                        Malvern, PA                   277,065          1985         40 yrs.
3200 Horizon Blvd                          King of Prussia, PA           176,009          1996         40 yrs.
3000 Horizon Boulevard                     King of Prussia, PA            29,807          1997         40 yrs.
111-195 Witmer Road                        Horsham, PA                   131,498          1996         40 yrs.
300 Welsh Road                             Horsham, PA                    65,448          1983         40 yrs.
400 Welsh Road                             Horsham, PA                   117,235          1983         40 yrs.
8801 Tinicum Boulevard                     Philadelphia, PA              117,996          1997         40 yrs.
440 East Swedesford Road                   King of Prussia, PA           325,940          1988         40 yrs.
460 East Swedesford Road                   King of Prussia, PA           217,436          1988         40 yrs.
50 Morehall Road                           Malvern, PA                   187,593          1997         40 yrs.
2 Walnut Grove Drive                       Horsham, PA                   254,125          1989         40 yrs.
200 Gibralter Road                         Horsham, PA                   146,902          1990         40 yrs.
220 Gibralter Road                         Horsham, PA                   143,548          1990         40 yrs.
240 Gibralter Road                         Horsham, PA                   143,546          1990         40 yrs.
151 S. Warner Road                         King of Prussia, PA           175,497          1980         40 yrs.
1 Walnut Grove Drive                       Horsham, PA                   227,236          1986         40 yrs.
3606 Horizon Boulevard                     King of Prussia, PA            31,917          1997         40 yrs.
650 Swedesford Road                        King of Prussia, PA           184,063          1971         40 yrs.
680 Swedesford Road                        King of Prussia, PA           268,001          1971         40 yrs.
761 Fifth Avenue                           King of Prussia, PA            17,366          1977         40 yrs.
771 Fifth Avenue                           King of Prussia, PA             8,496          1977         40 yrs.
1 Great Valley Parkway                     Malvern, PA                    49,348          1982         40 yrs.
5 Great Valley Parkway                     Malvern, PA                    79,285          1983         40 yrs.
311 Sinclair Road                          Bristol, PA                     3,314          1997         40 yrs.
181-187 Gibralter Road                     Horsham, PA                     8,269          1982         40 yrs.
104 Rock Road                              Horsham, PA                     6,231          1974         40 yrs.
123-135 Rock Road                          Horsham, PA                     5,493          1975         40 yrs.
111-159 Gibralter Road                     Horsham, PA                     9,188          1981         40 yrs.
161-175 Gibralter Road                     Horsham, PA                     6,799          1976         40 yrs.
125-137 Gibralter Road                     Horsham, PA                     6,016          1978         40 yrs.
261-283 Gibralter Road                     Horsham, PA                     9,297          1978         40 yrs.
210-223 Witmer Road                        Horsham, PA                     5,172          1972         40 yrs.
231-237 Gibralter Road                     Horsham, PA                     9,524          1981         40 yrs.
100 Gibralter Road                         Horsham, PA                       728          1975         40 yrs.
101 Gibralter Road                         Horsham, PA                    12,249          1977         40 yrs.
506 Prudential Road                        Horsham, PA                     1,863          1973         40 yrs.
113-123 Rock Road                          Horsham, PA                        23          1975         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
101-111 Rock Road                          Horsham, PA                     6,586          1975         40 yrs.
120 Gibralter Road                         Horsham, PA                    10,627          1980         40 yrs.
110 Gibralter Road                         Horsham, PA                    10,766          1979         40 yrs.
100-107 Lakeside Drive                     Horsham, PA                     4,500          1982         40 yrs.
200-264 Lakeside Drive                     Horsham, PA                    10,917          1982         40 yrs.
300-309 Lakeside Drive                     Horsham, PA                     6,806          1982         40 yrs.
400-445 Lakeside Drive                     Horsham, PA                    10,213          1981         40 yrs.
201 Gibralter Road                         Horsham, PA                    10,262          1983         40 yrs.
3600 Horizon Drive                         King of Prussia, PA             4,568          1989         40 yrs.
3602 Horizon Drive                         King of Prussia, PA             3,048          1989         40 yrs.
400-500 Brandywine Parkway                 West Chester, PA               14,292          1988         40 yrs.
600 Brandywine Parkway                     West Chester, PA               11,234          1988         40 yrs.
14 Lee Boulevard                           Malvern, PA                 1,060,763          1988         40 yrs.
500 Chester Field Parkway                  Malvern, PA                   611,087          1988         40 yrs.
300-400 Chester Field Parkway              Malvern, PA                   953,654          1988         40 yrs.
1805 Underwood Boulevard                   Delran, NJ                    125,855          1973         40 yrs.
150 Mid-Atlantic Parkway                   West Deptford, NJ             213,878          1973         40 yrs.
18 Boulden Circle                          New Castle, DE                715,037          1989         40 yrs.
501 Delran Parkway                         Delran, NJ                    578,788          1988         40 yrs.
600 Delran Parkway                         Delran, NJ                  1,208,318          1988         40 yrs.
1607 Imperial Way                          West Deptford, NJ             996,321          1973         40 yrs.
1 Boulden Circle                           New Castle, DE                340,173          1986         40 yrs.
31-55 Read's Way                           New Castle, DE              1,315,111          1986         40 yrs.
3 Boulden Circle                           New Castle, DE                481,109          1987         40 yrs.
5 Boulden Circle                           New Castle, DE                738,560          1987         40 yrs.
601 Delran Parkway                         Delran, NJ                    389,016          1988         40 yrs.
51 Haddonfield Road                        Cherry Hill, NJ             2,358,397          1986         40 yrs.
57 Read's Way                              New Castle, DE                753,222          1985         40 yrs.
1370 Imperial Way                          West Deptford, NJ             394,067          1978         40 yrs.
8 Stow Road                                Marlton, NJ                   185,812          1988         40 yrs.
10 Stow Road                               Marlton, NJ                   127,341          1988         40 yrs.
12 Stow Road                               Marlton, NJ                   141,346          1988         40 yrs.
14 Stow Road                               Marlton, NJ                   155,328          1988         40 yrs.
1300 Metropolitan Avenue                   West Deptford, NJ             163,730          1972         40 yrs.
701A Route 73 South                        Marlton, NJ                   627,663          1987         40 yrs.
701C Route 73 South                        Marlton, NJ                   135,403          1987         40 yrs.
1008 Astoria Boulevard                     Cherry Hill, NJ                88,409          1973         40 yrs.
1475 Imperial Way                          West Deptford, NJ              82,047          1976         40 yrs.
3000 Atrium Way                            Mt. Laurel, NJ              1,202,865          1987         40 yrs.
750 Cardinal Drive                         Pureland, NJ                  263,249          1989         40 yrs.
11000, 15000, 17000 Commerce Parkway       Mt. Laurel, NJ                426,070          1985         40 yrs.
12000, 14000 Commerce Parkway              Mt. Laurel, NJ                262,191          1985         40 yrs.
16000, 18000 Commerce Parkway              Mt. Laurel, NJ                224,760          1985         40 yrs.
406 Lippincott Drive                       Marlton, NJ                   180,919          1990         40 yrs.
234 High Hill Road                         Bridgeport, NJ                121,489          1987         40 yrs.
231 Lake Drive                             New Castle, DE                125,036          1997         40 yrs.
100 Arlington Boulevard                    Bridgeport, NJ                182,513          1996         40 yrs.
100 Berkeley Drive                         Swedesboro, NJ                103,730          1990         40 yrs.
301 Lippincott Drive                       Marlton, NJ                   300,240          1988         40 yrs.
303 Lippincott Drive                       Marlton, NJ                   306,844          1988         40 yrs.
510-512 Sharptown Road                     Bridgeport, NJ                 51,547          1984         40 yrs.
901 Route 73 (901 Building)                Marlton, NJ                   123,231          1985         40 yrs.
Four Greentree Center                      Marlton, NJ                   142,332          1988         40 yrs.
512 Sharptown Road                         Bridgeport, NJ                 66,124          1984         40 yrs.
15 Boulden Circle                          New Castle, DE                 21,513          1997         40 yrs.
404 Lippincott Drive                       Marlton, NJ                    18,727          1997         40 yrs.
263 Quigley Blvd                           New Castle, DE                 44,340          1987         40 yrs.
34 Blevins Drive                           New Castle, DE                 48,331          1987         40 yrs.
104 Gaither Drive                          Mt Laurel, NJ                  35,658          1975         40 yrs.
2 Lukens Drive                             New Castle, DE                 38,747          1988         40 yrs.
402 Lippincott Drive                       Marlton, NJ                    35,680          1997         40 yrs.
3000 Lincoln Drive                         Mt. Laurel, NJ                 38,973          1983         40 yrs.
6000 Commerce Parkway                      Mt. Laurel, NJ                 30,988          1985         40 yrs.
7000 Commerce Parkway                      Mt. Laurel, NJ                 33,251          1984         40 yrs.
8000 Commerce Parkway                      Mt. Laurel, NJ                 29,529          1983         40 yrs.
9000 Commerce Parkway                      Mt. Laurel, NJ                 36,656          1983         40 yrs.
1000 Briggs Road                           Mt. Laurel, NJ                 43,768          1986         40 yrs.
1025 Briggs Road                           Mt. Laurel, NJ                 54,644          1987         40 yrs.
2000 Crawford Place                        Mount Laurel, NJ               23,937          1986         40 yrs.
1351 Metropolitan Avenue                   Thorofare, NJ                  10,748          1986         40 yrs.
650 Grove Road                             Thorofare, NJ                  15,157          1986         40 yrs.
400 Grove Road                             Thorofare, NJ                   8,225          1986         40 yrs.
1655 Valley Center Parkway                 Bethlehem, PA                 186,310          1993         40 yrs.
6560 Stonegate Drive                       Allentown, PA                 472,580          1989         40 yrs.
6370 Hedgewood Drive                       Allentown, PA                 471,598          1990         40 yrs.
6390 Hedgewood Drive                       Allentown, PA                 535,191          1990         40 yrs.
1495 Valley Center Parkway                 Bethlehem, PA                 616,022          1990         40 yrs.
6350 Hedgewood Drive                       Allentown, PA                 617,892          1989         40 yrs.
6330 Hedgewood Drive                       Allentown, PA               1,079,504          1988         40 yrs.
1550 Valley Center Parkway                 Bethlehem, PA                 587,742          1988         40 yrs.
1560 Valley Center Parkway                 Bethlehem, PA                 747,669          1988         40 yrs.
6580 Snowdrift Road                        Allentown, PA                 571,101          1988         40 yrs.
1510 Valley Center Parkway                 Bethlehem, PA                 690,231          1988         40 yrs.
1530 Valley Center Parkway                 Bethlehem, PA                 550,025          1988         40 yrs.
6540 Stonegate Drive                       Allentown, PA                 793,806          1988         40 yrs.
974 Marcon Boulevard                       Allentown, PA                 542,462          1987         40 yrs.
964 Marcon Street                          Allentown, PA                 461,528          1985         40 yrs.
764 Roble Road                             Allentown, PA                 228,454          1985         40 yrs.
3174 Airport Road                          Allentown, PA                 415,890          1979         40 yrs.
2196 Avenue C                              Allentown, PA                 407,962          1980         40 yrs.
2202 Hanger Place                          Allentown, PA                 480,198          1981         40 yrs.
2201 Hanger Place                          Allentown, PA                 505,872          1987         40 yrs.
954 Marcon Boulevard                       Allentown, PA                 327,217          1981         40 yrs.
57 South Commerce Way                      Allentown, PA                 252,495          1986         40 yrs.
754 Roble Road                             Allentown, PA                 163,612          1986         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
894 Marcon Boulevard                       Allentown, PA                  94,747          1986         40 yrs.
744 Roble Road                             Allentown, PA                 176,344          1986         40 yrs.
944 Marcon Boulevard                       Allentown, PA                 151,226          1986         40 yrs.
1685 Valley Center Parkway                 Allentown, PA                 128,571          1996         40 yrs.
6520 Stonegate Drive                       Allentown, PA                  56,527          1996         40 yrs.
7437 Industrial Boulevard                  Allentown, PA                 550,109          1976         40 yrs.
939 Marcon Blvd                            Allentown, PA                 326,256          1980         40 yrs.
1455 Valley Center Parkway                 Bethlehem, PA                 132,683          1997         40 yrs.
1640 Valley Center Parkway                 Bethlehem, PA                 138,901          1996         40 yrs.
1650 Valley Center Parkway                 Allentown, PA                 108,839          1997         40 yrs.
Nestle Way                                 Allentown, PA                 652,413          1997         40 yrs.
83 South Commerce Way                      Bethlehem, PA                  39,219          1989         40 yrs.
85 South Commerce Way                      Bethlehem, PA                  39,745          1989         40 yrs.
87 South Commerce Way                      Bethlehem, PA                  41,830          1989         40 yrs.
7339 Industrial Blvd                       Allentown, PA                 437,090          1988         40 yrs.
95 Highland Avenue                         Bethlehem, PA                  63,829          1985         40 yrs.
236 Brodhead Road                          Bethlehem, PA                  88,243          1994         40 yrs.
6620 Grant Way                             Allentown, PA                  31,945          1989         40 yrs.
7562 Penn Drive                            Allentown, PA                       -          1989         40 yrs.
7277 Williams Avenue                       Allentown, PA                       -          1989         40 yrs.
2041 Avenue C                              Allentown, PA                  79,240          1990         40 yrs.
2124 Avenue C                              Allentown, PA                  74,159          1990         40 yrs.
7339 Industrial Boulevard                  Allentown, PA                 152,891          1996         40 yrs.
7384 Penn Drive                            Allentown, PA                 171,693          1988         40 yrs.
7144 Daniels Drive                         Allentown, PA                 332,264          1975         40 yrs.
7620 Cetronia Road                         Allentown, PA                 244,123          1990         40 yrs.
100 Brodhead Road                          Allentown, PA                 170,356          1990         40 yrs.
12000,001,040 Indian Creek Court           Beltsville, MD              2,379,638          1986         40 yrs.
8280 Patuxent Range Drive                  Columbia, MD                  538,879          1978         40 yrs.
7178-80 Columbia Gateway                   Columbia, MD                  404,731          1987         40 yrs.
8730 Bollman Place                         Columbia, MD                  325,182          1984         40 yrs.
9770 Patuxent Woods Drive                  Columbia, MD                   50,860          1986         40 yrs.
9780 Patuxent Woods Drive                  Columbia, MD                   32,515          1986         40 yrs.
9790 Patuxent Woods Drive                  Columbia, MD                   36,271          1986         40 yrs.
9810 Patuxent Woods Drive                  Columbia, MD                   39,705          1986         40 yrs.
9800 Patuxent Woods Drive                  Columbia, MD                   44,500          1988         40 yrs.
9820 Patuxent Woods Drive                  Columbia, MD                   35,377          1988         40 yrs.
9830 Patuxent Woods Drive                  Columbia, MD                   44,078          1986         40 yrs.
9050 Red Branch Road                       Columbia, MD                   32,451          1972         40 yrs.
180,190 Cochrane Drive                     Annapolis, MD               3,116,559          1989         40 yrs.
9101,9111,9115 Guilford Road               Columbia, MD                  884,484          1984         40 yrs.
9125,9135,9145 Guilford Road               Columbia, MD                1,441,850          1983         40 yrs.
1751 Bluehills Drive                       Roanoke, VA                   585,871          1991         40 yrs.
3432 Holland Road                          Virginia Beach, VA             55,974          1989         40 yrs.
5162 Valleypointe Parkway                  Roanoke, VA                   182,671          1993         40 yrs.
9601 Cosner Drive                          Fredericksburg, VA            264,939          1995         40 yrs.
315 Cardiff Valley Road                    Knoxville, TN                 215,809          1994         40 yrs.
1347 Diamond Springs Road                  Virginia Beach, VA            227,173          1980         40 yrs.
5601-5659 Eastport Boulevard               Richmond, VA                  313,389          1996         40 yrs.
5900 Eastport Boulevard                    Richmond, VA                  102,426          1997         40 yrs.
4717-4729 Eubank Road                      Richmond, VA                  188,346          1978         40 yrs.
5251 Concourse Drive                       Roanoke, VA                    76,296          1997         40 yrs.
4263F-N. Carolina Ave                      Richmond, VA                   61,255          1975         40 yrs.
4200 Oakleys Court                         Richmond, VA                   78,062          1990         40 yrs.
1821 Battery Dantzler Road                 Chester, VA                    94,958          1990         40 yrs.
5000 Cox Road                              Glen Allen, VA                116,246          1990         40 yrs.
510 Eastpark Court                         Sandston, VA                   67,809          1989         40 yrs.
520 Eastpark Court                         Sandston, VA                  129,139          1989         40 yrs.
600 Liberty Way                            Chesterfield, VA               72,183          1997         40 yrs.
500 Liberty Way                            Chester, VA                    17,354          1997         40 yrs.
4198 Cox Road                              Glen Allen, VA                 39,736          1984         40 yrs.
4510 Cox Road                              Glen Allen, VA                 63,266          1990         40 yrs.
2809 South Lynnhaven Road                  Virginia Beach, VA                  -          1987         40 yrs.
200 Golden Oak Court                       Virginia Beach, VA                  -          1988         40 yrs.
208 Golden Oak Court                       Virginia Beach, VA                  -          1989         40 yrs.
1 Enterprise Parkway                       Hampton, VA                         -          1987         40 yrs.
22 Enterprise Parkway                      Hampton, VA                         -          1990         40 yrs.
10 South Third Street                      Richmond, VA                   10,765          1930         40 yrs.
4300 Carolina Avenue                       Richmond, VA                1,059,655          1985         40 yrs.
301 Hill Carter Parkway                    Richmond, VA                  342,413          1989         40 yrs.
4001 Carolina Avenue                       Richmond, VA                   19,694          1935         40 yrs.
5600-5626 Eastport Boulevard               Richmond, VA                  273,614          1989         40 yrs.
5650-5674 Eastport Boulevard               Richmond, VA                  315,412          1990         40 yrs.
5700 Eastport Boulevard                    Richmond, VA                  197,975          1990         40 yrs.
11020 Hull Street Road                     Richmond, VA                   45,126          1987         40 yrs.
3001 Hungary Springs Road                  Richmond, VA                   43,201          1984         40 yrs.
7760 Shrader Road                          Richmond, VA                   55,899          1987         40 yrs.
7740 Shrader Road                          Richmond, VA                   33,409          1989         40 yrs.
4880 Cox Road                              Richmond, VA                  154,055          1995         40 yrs.
4101- 4127 Carolina Avenue                 Richmond, VA                  161,574          1973         40 yrs.
4201-4261 Carolina Avenue                  Richmond, VA                  364,722          1975         40 yrs.
4263-4299 Carolina Avenue                  Richmond, VA                  185,656          1976         40 yrs.
4301-4335 Carolina Avenue                  Richmond, VA                  118,526          1978         40 yrs.
4337-4379 Carolina Avenue                  Richmond, VA                  176,804          1979         40 yrs.
4501-4549 Carolina Avenue                  Richmond, VA                  253,345          1981         40 yrs.
4551-4593 Carolina Avenue                  Richmond, VA                  261,401          1982         40 yrs.
4601-4643 Carolina Avenue                  Richmond, VA                  386,893          1985         40 yrs.
4545-4583 Carolina Avenue                  Richmond, VA                  588,974          1985         40 yrs.
4447-4491 Carolina Avenue                  Richmond, VA                  207,280          1987         40 yrs.
4401-4445 Carolina Avenue                  Richmond, VA                  319,560          1988         40 yrs.
12 S. Third Street                         Richmond, VA                   13,196          1900         40 yrs.
2300 East Parham Road                      Richmond, VA                   71,585          1988         40 yrs.
5221 Valleypark Drive - Bldg A             Roanoke, VA                   134,601          1988         40 yrs.
5228 Valleypointe Parkway - Bldg B         Roanoke, VA                    62,774          1988         40 yrs.
5238 Valleypark Drive - Bldg C             Roanoke, VA                   144,089          1989         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
4523 Green Point Drive                     High Point, NC                405,750          1988         40 yrs.
4501 Green Point Drive                     High Point, NC                393,902          1989         40 yrs.
4500 Green Point Drive                     High Point, NC                395,570          1989         40 yrs.
2427 Penny Road                            High Point, NC              1,066,124          1990         40 yrs.
4524 Green Point Drive                     High Point, NC                394,090          1989         40 yrs.
4328, 4336 Federal Drive                   High Point, NC                678,380          1995         40 yrs.
200 Centreport Drive                       Greensboro, NC                300,014          1986         40 yrs.
4000 Piedmont Parkway                      High Point, NC                249,869          1997         40 yrs.
4380 Federal Drive                         High Point, NC                 75,525          1997         40 yrs.
4388 Federal Drive                         High Point, NC                 15,691          1997         40 yrs.
6532 Judge Adams Road                      Rock Creek, NC                 43,080          1997         40 yrs.
3860 Faber Place                           N. Charleston, SC              33,038          1995         40 yrs.
4055 Faber Place                           N. Charleston, SC              83,122          1989         40 yrs.
3820 Faber Place                           N. Charleston, SC              87,852          1993         40 yrs.
440 Knox Abbott Drive                      Cayce, SC                      61,844          1989         40 yrs.
Alcoa Fujikura Facility                    Duncan, SC                    134,986          1984         40 yrs.
1320 Garlington Road                       Greenville, SC                 29,409          1986         40 yrs.
9800 Twin Lakes Parkway                    Charlotte, NC                  35,961          1994         40 yrs.
420 Park Avenue                            Greenville, SC                 72,949          1986         40 yrs.
111 Southchase Blvd.                       Fountain Inn, SC               76,773          1989         40 yrs.
300 International Blvd.                    Fountain Inn, SC               10,690          1995         40 yrs.
1208 Eastchester Drive                     High Point, NC                 82,904          1988         40 yrs.
One Independence Pointe                    Greenville, SC                 12,677          1982         40 yrs.
55 Beattie Place                           Greenville, SC                 49,204          1986         40 yrs.
75 Beattie Place                           Greenville, SC                 36,534          1987         40 yrs.
4344 Federal Drive                         High Point, NC                112,594          1996         40 yrs.
202 Centreport Drive                       Greensboro, NC                306,398          1990         40 yrs.
1730 Stebbins Drive                        Houston, TX                   229,748          1973         40 yrs.
5911-5925 Richard Street                   Jacksonville, FL              218,632          1977         40 yrs.
8383-8385 Baycenter Road                   Jacksonville, FL              242,593          1973         40 yrs.
8775 Baypine Road                          Jacksonville, FL              537,892          1989         40 yrs.
8539 Western Way                           Jacksonville, FL              750,093          1987         40 yrs.
6255 Lake Gray Boulevard                   Jacksonville, FL              780,177          1987         40 yrs.
6600-6660 Suemac Place                     Jacksonville, FL              778,457          1987         40 yrs.
6800-6850 Suemac Place                     Jacksonville, FL              452,334          1973         40 yrs.
8665,8667,8669 Baypine Road                Jacksonville, FL              948,951          1987         40 yrs.
8540 Baycenter Road                        Jacksonville, FL              436,560          1984         40 yrs.
1200 Gulf Life Drive                       Jacksonville, FL            4,911,318          1985         40 yrs.
8400 Baymeadows Way                        Jacksonville, FL              543,713          1987         40 yrs.
8614 Baymeadows Way                        Jacksonville, FL              292,127          1986         40 yrs.
5941-5975 Richard Street                   Jacksonville, FL              513,893          1978         40 yrs.
7970 Bayberry Road                         Jacksonville, FL              372,464          1978         40 yrs.
6000-6030 Bowdendale Avenue                Jacksonville, FL              635,300          1979         40 yrs.
7898 Baymeadows Way                        Jacksonville, FL              718,505          1978         40 yrs.
5977-6607 Richard Street                   Jacksonville, FL              794,758          1980         40 yrs.
7910 & 7948 Baymeadows Way                 Jacksonville, FL              927,778          1981         40 yrs.
7954 & 7960 Baymeadows Way                 Jacksonville, FL              951,026          1982         40 yrs.
8787 Baypine Road                          Jacksonville, FL           11,876,808          1990         40 yrs.
7077 Bonneval Road                         Jacksonville, FL              814,405          1988         40 yrs.
4190 Belfort Road                          Jacksonville, FL              867,906          1986         40 yrs.
8011, 8021, 8031 Phillips Highway          Jacksonville, FL              319,060          1987         40 yrs.
11777 Central Highway                      Jacksonville, FL              304,289          1985         40 yrs.
7016 AC Skinner Parkway                    Jacksonville, FL              103,229          1996         40 yrs.
7018 AC Skinner Parkway                    Jacksonville, FL               72,407          1997         40 yrs.
6620 Southpoint Drive                      Jacksonville, FL               90,902          1984         40 yrs.
7980 Bayberry Road                         Jacksonville, FL               14,062          1978         40 yrs.
9600 Satellite Boulevard                   Orlando, FL                    16,414          1989         40 yrs.
9700 Satellite Boulevard                   Orlando, FL                    14,507          1989         40 yrs.
1902 Cypress Lake Drive                    Orlando, FL                    20,150          1989         40 yrs.
8250 & 8256 Exchange Place                 Orlando, FL                    15,735          1985         40 yrs.
6600 Southpoint Parkway                    Jacksonville, FL               25,297          1986         40 yrs.
6700 Southpoint Parkway                    Jacksonville, FL               19,888          1987         40 yrs.
4801 Executive Park Court - 100            Jacksonville, FL                    -          1990         40 yrs.
4801 Executive Park Court - 200            Jacksonville, FL                    -          1990         40 yrs.
4810 Executive Park Court                  Jacksonville, FL                    -          1990         40 yrs.
6602 Executive Park Court - 100            Jacksonville, FL                    -          1993         40 yrs.
6602 Executive Park Court - 200            Jacksonville, FL                    -          1993         40 yrs.
6631 Executive Park Court - 100            Jacksonville, FL                    -          1994         40 yrs.
6631 Executive Park Court - 200            Jacksonville, FL                    -          1994         40 yrs.
4815 Executive Park Court - 100            Jacksonville, FL                    -          1995         40 yrs.
4815 Executive Park Court - 200            Jacksonville, FL                    -          1995         40 yrs.
4825 Executive Park Court                  Jacksonville, FL                    -          1996         40 yrs.
4820 Executive Park Court                  Jacksonville, FL                    -          1997         40 yrs.
10511 & 10611 Satellite Boulevard          Orlando, FL                         -          1985         40 yrs.
1400-1440 Central Florida Parkway          Orlando, FL                         -          1962         40 yrs.
7020 AC Skinner Parkway                    Jacksonville, FL              125,236          1996         40 yrs.
7040 AC Skinner Parkway                    Jacksonville, FL              242,670          1996         40 yrs.
4001,4051,4101 Fowler Avenue               Tampa, FL                   1,011,946          1988         40 yrs.
5501-5502 Pioneer Park Boulevard           Tampa, FL                     148,684          1981         40 yrs.
8401-8408 Benjamin Road                    Tampa, FL                     237,574          1986         40 yrs.
3501 Riga Blvd                             Tampa, FL                     108,127          1983         40 yrs.
111 Kelsey Land                            Tampa, FL                      56,054          1990         40 yrs.
7930, 8010-20 Woodland Center              Tampa, FL                      87,883          1990         40 yrs.
7920 Woodland Center Boulevard             Tampa, FL                      53,907          1997         40 yrs.
8154-8198 Woodland Center                  Tampa, FL                      49,611          1988         40 yrs.
8112-42 Woodland Center                    Tampa, FL                      54,108          1995         40 yrs.
8212 Woodland Center                       Tampa, FL                      37,784          1996         40 yrs.
5690-5694 Crenshaw Street                  Tampa, FL                     136,823          1979         40 yrs.
3102,3104,3110 Cherry Palm Drive           Tampa, FL                     183,217          1986         40 yrs.
1701 Clint Moore Blvd                      Boca Raton, FL                 38,349          1985         40 yrs.
4555 Riverside Drive                       Beach Gardens, FL              48,602          1988         40 yrs.
2500 Metrocentre Boulevard                 West Palm Beach, FL            12,881          1988         40 yrs.
2540 Metrocenter Boulevard                 West Palm Beach, FL             8,881          1988         40 yrs.
2541 Metrocentre Boulevard                 West Palm Beach, FL             7,843          1988         40 yrs.
2580 Metrocentre Boulevard                 West Palm Beach, FL            13,861          1988         40 yrs.


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
OPERATING REAL ESTATE - Continued
2581 Metrocentre Boulevard                 West Palm Beach, FL            10,230          1988         40 yrs.
5410 - 5430 Northwest 33rd Avenue          Ft. Lauderdale, FL              8,775          1985         40 yrs.
2905 Northwest Boulevard                   Plymouth, MN                   88,329          1983         40 yrs.
2800 Campus Drive                          Plymouth, MN                   68,542          1985         40 yrs.
2955 Xenium Lane                           Plymouth, MN                   25,845          1985         40 yrs.
9401-9443 Science Center Drive             New Hope, MN                   77,757          1989         40 yrs.
6321-6325 Bury Drive                       Eden Prairie, MN               78,526          1988         40 yrs.
7115-7173 Shady Oak Road                   Eden Prairie, MN               80,284          1984         40 yrs.
7660-7716 Golden Triangle Drive            Eden Prairie, MN               96,534          1988         40 yrs.
7400 Flying Cloud Drive                    Eden Prairie, MN               33,252          1987         40 yrs.
330 Second Avenue                          Minneapolis, MN               384,739          1980         40 yrs.
10301-10305 West 70th Street               Eden Prairie, MN               20,527          1984         40 yrs.
10321 West 70th Street                     Eden Prairie, MN               24,718          1984         40 yrs.
10333 West 70th Street                     Eden Prairie, MN               18,871          1984         40 yrs.
10349-10357 West 70th Street               Eden Prairie, MN               48,451          1985         40 yrs.
10365-10375 West 70th Street               Eden Prairie, MN               49,468          1985         40 yrs.
10393-10394 West 70th Street               Eden Prairie, MN               47,384          1985         40 yrs.
7078 Shady Oak Road                        Eden Prairie, MN               58,307          1985         40 yrs.
5600 & 5610 Rowland Road                   Minnetonka, MN                 77,949          1988         40 yrs.
2920 Northwest Boulevard                   Plymouth, MN                    7,138          1997         40 yrs.
26911-26957 Northwestern                   Southfield, MI              1,423,867          1985         40 yrs.
1650 Research Drive                        Troy, MI                       89,558          1985         40 yrs.
1775 Research Drive                        Troy, MI                       35,636          1985         40 yrs.
1875 Research Drive                        Troy, MI                       35,277          1986         40 yrs.
1850 Research Drive                        Troy, MI                       91,625          1986         40 yrs.
1965 Research Drive                        Troy, MI                       45,310          1987         40 yrs.
1960 Research Drive                        Troy, MI                       45,312          1987         40 yrs.
27260 Haggerty Road                        Farmington Hill, MI            51,625          1983         40 yrs.
27200 Haggerty Road                        Farmington Hill, MI            43,158          1983         40 yrs.
27280 Haggerty Road                        Farmington Hill, MI            42,690          1983         40 yrs.
27220 Haggerty Road                        Farmington Hill, MI            22,759          1985         40 yrs.
27240 Haggerty Road                        Farmington Hill, MI            19,178          1985         40 yrs.
27300 Haggerty Road                        Farmington Hill, MI            41,819          1985         40 yrs.
1101 Allen Drive                           Troy, MI                        5,566          1974         40 yrs.
1151 Allen Drive                           Troy, MI                        9,329          1974         40 yrs.
1300 Rankin Street                         Troy, MI                        7,605          1979         40 yrs.
1350 Rankin Street                         Troy, MI                        6,339          1979         40 yrs.
1376-1400 Rankin Street                    Troy, MI                        7,617          1979         40 yrs.
1352-1374 Rankin Street                    Troy, MI                        8,693          1979         40 yrs.
1324-1346 Rankin Street                    Troy, MI                        7,605          1979         40 yrs.
1301-1307 Rankin Street                    Troy, MI                        6,339          1978         40 yrs.
1409 Allen Drive                           Troy, MI                        8,075          1978         40 yrs.
1304 E Maple Road                          Troy, MI                       11,980          1971         40 yrs.
1334 Maplelawn Road                        Troy, MI                        7,050          1983         40 yrs.
1290 Maplelawn Road                        Troy, MI                        4,839          1984         40 yrs.
1070 Maplelawn Road                        Troy, MI                        3,888          1982         40 yrs.
950 Maplelawn Road                         Troy, MI                       14,317          1982         40 yrs.
894 Maplelawn Road                         Troy, MI                       10,308          1986         40 yrs.
1179 Maplelawn Road                        Troy, MI                        4,982          1984         40 yrs.
1940 Norwood Drive                         Troy, MI                        4,925          1983         40 yrs.
1311-1331 Maplelawn Road                   Troy, MI                        7,113          1986         40 yrs.
2354 Bellingham Street                     Troy, MI                        4,954          1990         40 yrs.
2360 Bellingham Street                     Troy, MI                        4,954          1985         40 yrs.
1911 Ring Drive                            Troy, MI                        4,885          1986         40 yrs.
26442-26450 Haggerty Road                  Farmington Hill, MI            13,482          1988         40 yrs.
26500 Haggerty Road                        Farmington Hill, MI            17,645          1986         40 yrs.
26650 Haggerty Road                        Farmington Hill, MI             9,822          1988         40 yrs.
26700 Haggerty Road                        Farmington Hill, MI            14,369          1986         40 yrs.
26750 Haggerty Road                        Farmington Hill, MI            16,603          1988         40 yrs.
26800 Haggerty Road                        Farmington Hill, MI             9,954          1986         40 yrs.
26842-26850 Haggerty Road                  Farmington Hill, MI            13,590          1988         40 yrs.
50 Gibson Drive                            West Malling, UK              357,685          1996         40 yrs.
25 Kings Hill Avenue                       West Malling, UK              218,828          1996         40 yrs.
2 Kings Hill Avenue                        West Malling, UK              136,412          1996         40 yrs.
50 Kings Hill Avenue                       West Malling, UK              298,587          1996         40 yrs.
                                                                   -------------
Subtotal Operating Real Estate                                     $ 149,310,861
                                                                   =============

DEVELOPMENT PROPERTIES
132 Welsh Road                             Horsham, PA             $           -          1997             N/A
3604 Horizon Blvd                          King of Prussia, PA                 -          1997             N/A
100 Cedar Hollow Road                      Malvern, PA                         -          1997             N/A
3 Country View Road                        Malvern, PA                         -          1997             N/A
425 Technology Drive                       Malvern, PA                         -          1997             N/A
375 Technology Drive                       Malvern, PA                         -          1997             N/A
100 Chesterfield Pkwy                      Malvern, PA                         -          1997             N/A
201 Berkeley Drive                         Bridgeport, NJ                      -          1997             N/A
300 Commodore Drive                        Bridgeport, NJ                      -          1997             N/A
1660 Valley Center Parkway                 Bethlehem, PA                       -          1996             N/A
89 South Commerce Way                      Bethlehem, PA                       -          1997             N/A
1525 Valley Ctr Pkwy                       Allentown, PA                       -          1997             N/A
700 Nestle Way                             Allentown, PA                       -          1997             N/A
5500 Cox Road                              Richmond, VA                        -          1997             N/A
13001 Kingston Ave                         Richmond, VA                        -          1997             N/A
5701-5799 Eastport Blvd                    Richmond, VA                        -          1996             N/A
4801 Cox Road                              Richmond, VA                        -          1997             N/A
701 Liberty Way                            Richmond, VA                        -          1997             N/A
5310 Valley Park Drive                     Roanoke, VA                         -          1997             N/A
5305 Valley Park Drive                     Roanoke, VA                         -          1997             N/A
530 Eastpark Court                         Sandston, VA                        -          1997             N/A
101 Centreport                             Greensboro, NC                      -          1996             N/A
6532 Judge Adams Road                      Whitsett, NC                        -          1997             N/A
3875 Faber Place                           N. Charleston, SC                   -          1997             N/A
1 Alliance Drive                           Goose Creek, SC                     -          1997             N/A


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/97     Construction   Life (years)
--------------------------------------    -------------------      -------------    ------------   ------------
DEVELOPMENT PROPERTIES - Continued
1150 Northpoint Blvd                       Blythwood, SC                       -          1997             N/A
4160 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4194 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4196 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4170 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4180 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
7720 Mendenhall Oaks Pkwy                  High Point, NC                      -          1997             N/A
4345 Southpoint Parkway                    Jacksonville, FL                    -          1996             N/A
131 Silo Bend                              Tampa, FL                           -          1996             N/A
7724 Woodland Ctr Blvd                     Tampa, FL                           -          1997             N/A
7802-50 Woodland Ctr Blvd                  Tampa, FL                           -          1997             N/A
7852-98 Woodland Ctr Blvd                  Tampa, FL                           -          1997             N/A
8921 Brittany Way                          Tampa, FL                           -          1997             N/A
6601-6625 W. 78th Street                   Bloomington, MN                     -          1997             N/A
10400 Southwest Crossing                   Eden Prairie, MN                    -          1997             N/A
10 Kings Hill Ave                          West Malling, UK                    -          1997             N/A
30 Tower View                              West Malling, UK                    -          1997             N/A
35 Kings Hill Ave                          West Malling, UK                    -          1997             N/A
                                                                   -------------
Subtotal Development in Progress                                   $           -
                                                                   =============

LAND HELD FOR DEVELOPMENT
Chelsea Business Park Land                 Boothwyn, PA            $           -          1988             N/A
Gwynedd North Bus Camp Land                Lansdale, PA                        -          1989             N/A
Three Country View Road                    Malvern, PA                         -          1995             N/A
550 Lapp Road                              Malvern, PA                         -          1995             N/A
Cedar Hollow Road Land                     Malvern, PA                         -          1996             N/A
Walnut Grove Land                          Horsham, PA                         -          1996             N/A
Iron Run Land                              Upper Macungie, PA                  -          1997             N/A
35 Liberty Blvd Land                       Malvern, PA                         -          1997             N/A
45 Liberty Blvd Land                       Malvern, PA                         -          1997             N/A
Great Valley Land                          Malvern, PA                         -          1997             N/A
10 Matthews Rd South Land                  Malvern, PA                         -          1997             N/A
104 Witmer Road                            Horsham, PA                         -          1997             N/A
3 Franklin Plaza                           Philadelphia, PA                    -          1997             N/A
2700 Horizon Dr                            King of Prussia, PA                 -          1997             N/A
2900 Horizon Dr                            King of Prussia, PA                 -          1997             N/A
2500 Renaissance Blvd                      King of Prussia, PA                 -          1997             N/A
2300 Renaissance Blvd                      King of Prussia, PA                 -          1997             N/A
Swedes Run Business Park Land              Delran, NJ                          -          1992             N/A
Marlton Crossing Land                      Marlton, NJ                         -          1994             N/A
Commodore Business Park                    Logan Twp., NJ                      -          1995             N/A
Boulden Land                               New Castle, DE                      -          1995             N/A
Marlton Executive Park Land                Marlton, NJ                         -          1994             N/A
17 Boulden Circle                          New Castle, DE                      -          1996             N/A
1015 Briggs Road Land                      Mt. Laurel, NJ                      -          1997             N/A
1020 Briggs Road Land                      Mt. Laurel, NJ                      -          1997             N/A
Lehigh Valley Corporate Center Land        Bethlehem, PA                       -          1987             N/A
Park at Valleypointe Land                  Roanoke, VA                         -          1995             N/A
Fairgrounds Distribution Center Land       Richmond, VA                        -          1995             N/A
Rivers' Bend Land                          Chesterfield City, VA               -          1995             N/A
Oakleys Center Land                        Richmond, VA                        -          1996             N/A
Woodlands Center Land                      Sandston, VA                        -          1996             N/A
501 Liberty Way                            Chesterfield City, VA               -          1996             N/A
601 Hewlett Packard Way                    Chesterfield City, VA               -          1997             N/A
6000-98 Eastport Blvd                      Richmond, VA                        -          1997             N/A
Eastport VIII                              Richmond, VA                        -          1997             N/A
Eastport IX                                Richmond, VA                        -          1997             N/A
Mendenhall Land                            High Point, NC                      -          1995             N/A
Independence Pointe Land                   Greenville, SC                      -          1997             N/A
Southpoint Business Park Land              Jacksonville, FL                    -          1994             N/A
Liberty Business Park Land                 Jacksonville, FL                    -          1995             N/A
7024 AC Skinner Parkway                    Jacksonville, FL                    -          1995             N/A
7014 AC Skinner Pkwy                       Jacksonville, FL                    -          1996             N/A
Cypress Park Land                          Orlando, FL                         -          1997             N/A
Exchange Place Land                        Orlando, FL                         -          1997             N/A
Airport West                               Tampa, FL                           -          1995             N/A
Silo Bend Land (LPDC)                      Tampa, FL                           -          1996             N/A
West Tech Park Land (Lot B)                Farmington Hill, MI                 -          1997             N/A
West Tech Park Land (Lot C)                Farmington Hill, MI                 -          1997             N/A
                                                                   -------------
Subtotal Land Held for Development                                 $           -
                                                                   =============

Total All Properties                                               $ 149,310,861
                                                                   =============


*     Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General and Jackson
      National Life totalling $246.2 million.
**    Rouse leases land from Kent County Council.

                                                            SCHEDULE III

                      LIBERTY PROPERTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------

                                          1997        1996       1995
                                       ----------  ----------  ---------

REAL ESTATE:
 Balance at beginning of year          $1,178,713  $  920,230  $ 586,789
   Additions                              960,548     268,066    333,441
   Disposition of property                (42,924)     (9,583)        --
                                       ----------  ----------  ---------

 Balance at end of year                $2,096,337  $1,178,713  $ 920,230
                                       ==========  ==========  =========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year          $  119,151  $   94,183  $  74,508
   Depreciation expense                    35,981      24,968     19,675
   Disposition of property                 (5,821)          -          -
                                       ----------  ----------  ---------

 Balance at end of year                $  149,311  $  119,151  $  94,183
                                       ==========  ==========  =========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------------------------------
ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------------------------------------------------------------
MANAGEMENT
----------
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Except as set forth under the caption "Executive Officers" in Part I, the information required by Part III, Items 10, 11, 12 and 13 of Form 10-K, is hereby incorporated by reference to the Trust's definitive proxy statement for its Annual Meeting of Shareholders (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference) presently scheduled for May 20, 1998, which proxy statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended not later than April 30, 1998, in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
------------------------------------------------------------------

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

(A)   1. REPORTS OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust
---------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 1997 and 1996

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 1997, 1996 and 1995

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements - Liberty Property Trust

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership
-----------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
  1997 and 1996

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1997, 1996 and 1995

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements - Liberty Property Limited Partnership

2.   FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1997 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1997 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.   EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

 EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

3.1.1 Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on June 25, 1997 (the "June 25, 1997 Form 8-K")).

 EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

3.1.2 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Establishing and Fixing the Rights and Preferences of a Series of Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 1 filed with the Trust's Registration Statement on Form 8-A filed with the Commission on August 8, 1997) (the "August 1997 Form 8-A").

3.1.3 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust.

3.1.4 Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the "Third Quarter 1997 Form 10-Q")).

3.1.5 Amended and Restated Exhibit A to the Second Restated and Amended Agreement of Limited
                      Partnership of the Operating Partnership.

3.2                   Amended and Restated By-laws of the Trust
                      (Incorporated by reference to Exhibit 3.2 filed with the Trust's Registration Statement on Form S-11, filed with the Commission on March 30, 1994 (the "Form S-11").

4.1 Rights Agreement, dated as of December 17, 1997, by and between the Trust and the Rights Agent (Incorporated by reference to Exhibit 1 filed with the Trust's Registration Statement on Form 8-A filed with the Commission on December 23, 1997).

4.2 Indenture between the Operating Partnership and Bank of Boston, as Trustee, including Guaranty Provisions and Form of Debenture (Incorporated by reference to Exhibit 4.1 filed with the Form S-
                      11).

4.3 Indenture (the "First Indenture"), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago ("First Chicago"), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.4 First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
4.4 - Continued
                      of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997
                      Form 10-Q).

4.5 Senior Indenture (the "Second Indenture"), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.6 First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.7 Note, Relating to the Issuance by the Operating Partnership, on December 9, 1997, of $100 Million Principal Amount of its 6.95% Medium-Term Notes due 2006.

4.8 Note, Relating to the Issuance by the Operating Partnership, on December 11, 1997, of $50 Million Principal Amount of its 6.97% Medium-Term Notes due 2003.

10.1 Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the June 25, 1997 Form 8-
                      K).

10.5 Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.6                  Amended and Restated Limited Partnership
                      Agreements of Pre-existing Pennsylvania
                      Partnerships (Incorporated by reference to Exhibit
                      10.6 filed with the Form S-11).

10.7 Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.8                  Option Agreement and Right of First Offer
                      (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.9 Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-
                      11).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

10.10 Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit
                      10.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on March 3, 1995.

10.11 Amended and Restated Loan Agreement, dated as of June 16, 1997, by and among the Operating Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions (Incorporated by reference to Exhibit 10 filed with the August 1997 Form 8-A).

21                    Subsidiaries.

23.1 Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

27                    Financial Data Schedule (EDGAR version only).

(B)  REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K
     -------------------

     Report on Form 8-K dated November 4, 1997 filed under Items 5 and 7 of Form 8-K relating to the acquisition of two properties during the period from August 14, 1997 to September 11, 1997. The report included a Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and Liberty Property Limited Partnership, and Pro Forma Consolidated Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

    Report on Form 8-K dated November 13, 1997 under Items 5 and 7 on Form 8-K relating to the acquisition of seven properties on May 13, 1997. The report included a Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and Liberty Property Limited Partnership, and Pro Forma Consolidated Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

    Report on Form 8-K dated November 17, 1997 filed under Items 5 and 7 of Form 8-K relating to a public offering of eight million Common Shares on November 13, 1997.

    Report on Form 8-K dated November 19, 1997 filed under Items 5 and 7 of Form 8-K relating to the acquisition of 22 properties on November 13, 1997. The report included a Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and

Liberty Property Limited Partnership, and Pro Forma Consolidated
Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

     Report on Form 8-K dated December 11, 1997 filed under Items 5 and 7 of Form 8-K relating to the acquisition of two properties on November 26, 1996. The report included a Combined Statement of Operating Revenue and Certain Operating Expenses for a majority of the properties, Pro Forma Condensed Consolidated Balance Sheets for Liberty Property Trust and Liberty Property Limited Partnership, and Pro Forma Consolidated Statements of Operations for Liberty Property Trust and Liberty Property Limited Partnership.

    Report on Form 8-K dated December 15, 1997 filed under Items 5 and 7 of Form 8-K relating to a public offering of 796,505 Common Shares on December 11, 1997.

    Report on Form 8-K dated December 18, 1997 (as amended by a Form 8-K/A filed on December 23, 1997) filed under Items 5 and 7 on Form 8-K relating to the Trust's Shareholder's Rights Plan, dated December 17, 1997.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIBERTY PROPERTY TRUST



Date:  February 27, 1998        By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                              Chairman of the Board
                              of Trustees and Chief
                              Executive Officer
                              (Principal Executive
/s/ Willard G. Rouse III      Officer)                 February 27, 1998
---------------------------
Willard G. Rouse III


                              Chief Financial Officer
                              and Treasurer (Principal
                              Financial and Accounting
/s/ George J. Alburger, Jr.   Officer)                 February 27, 1998
---------------------------
George J. Alburger, Jr.



/s/ Joseph P. Denny           Trustee                  February 27, 1998
---------------------------
Joseph P. Denny



/s/ George F. Congdon         Trustee                  February 27, 1998
---------------------------
George F. Congdon


/s/ M. Leanne Lachman         Trustee                  February 27, 1998
---------------------------
M. Leanne Lachman

/s/ Frederick F. Buchholz     Trustee                  February 27, 1998
---------------------------
Frederick F. Buchholz


/s/ J. Anthony Hayden         Trustee                  February 27, 1998
---------------------------
J. Anthony Hayden


/s/ David L. Lingerfelt       Trustee                  February 27, 1998
---------------------------
David L. Lingerfelt


/s/ John A. Miller            Trustee                  February 27, 1998
---------------------------
John A. Miller, CLU


/s/ Stephen B. Siegel         Trustee                  February 27, 1998
---------------------------
Stephen B. Siegel

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

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                                BY:  Liberty Property Trust
                                     General Partner



Date:  February 27, 1998       By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                              Trustee of the
/s/ Joseph P. Denny           General Partner          February 27, 1998
---------------------------
Joseph P. Denny


                              Trustee of the
/s/ George F. Congdon         General Partner          February 27, 1998
---------------------------
George F. Congdon


                              Trustee of the
/s/ M. Leanne Lachman         General Partner          February 27, 1998
---------------------------
M. Leanne Lachman


                              Trustee of the
/s/ Frederick F. Buchholz     General Partner          February 27, 1998
---------------------------
Frederick F. Buchholz


                              Trustee of the
/s/ J. Anthony Hayden         General Partner          February 27, 1998
---------------------------
J. Anthony Hayden

                              Trustee of the
/s/ David L. Lingerfelt       General Partner          February 27, 1998
---------------------------
David L. Lingerfelt


                              Trustee of the
/s/ John A. Miller            General Partner          February 27, 1998
---------------------------
John A. Miller, CLU


                              Trustee of the
/s/ Stephen B. Siegel         General Partner          February 27, 1998
---------------------------
Stephen B. Siegel

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

3.1.3 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust.

3.1.5 Amended and Restated Exhibit A to the Second Restated and Amended Agreement of Limited
                      Partnership of the Operating Partnership.

4.7 Note, Relating to the Issuance by the Operating Partnership, on December 9, 1997, of $100 Million Principal Amount of its 6.95% Medium-Term Notes due 2006.

4.8 Note, Relating to the Issuance by the Operating Partnership, on December 11, 1997, of $50 Million Principal Amount of its 6.97% Medium-Term Notes due 2003.

21                    Subsidiaries.

23.1 Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

27                    Financial Data Schedule (EDGAR version only).