Form 10-Q
period 1998-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1998-05-13
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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

On May 11, 1998, 60,681,514 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1998

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                          Page
                                                                    ----
          Consolidated balance sheets of Liberty Property
          Trust at March 31, 1998 and December 31, 1997.            4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended March 31,
          1998 and March 31, 1997.                                  5

          Consolidated statements of cash flows of Liberty
          Property Trust for the three months ended March 31,
          1998 and March 31, 1997.                                  6

          Notes to consolidated financial statements for
          Liberty Property Trust.                                   7-9

          Consolidated balance sheets of Liberty Property
          Limited Partnership at March 31, 1998 and
          December 31, 1997.                                        10

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended March 31, 1998 and March 31, 1997.                  11

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the three months
          ended March 31, 1998 and March 31, 1997.                  12

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                     13-14

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      14-20

Part II.  Other Information                                         20-21
---------------------------

Signatures                                                          22

-----------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT and the potential adverse impact of market interest rates on the market price for the Company's securities.

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 31, 1998     DECEMBER 31, 1997
                                                      ------------------   -----------------
                                                          (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  278,866          $  238,519
  Buildings and improvements                                1,907,192           1,649,512
  Less accumulated depreciation                              (162,242)           (149,311)
                                                           ----------          ----------
Operating real estate                                       2,023,816           1,738,720

  Development in progress                                     199,261             156,093
  Land held for development                                    63,826              61,904
                                                           ----------          ----------
Net real estate                                             2,286,903           l,956,717

Cash and cash equivalents                                      37,119              55,079
Accounts receivable                                             6,402               6,517
Deferred financing and leasing costs,
  net of accumulated amortization (1998,
  $42,792; 1997, $40,560)                                      31,865              32,536
Prepaid expenses and other assets                              44,475              43,488
                                                           ----------          ----------
Total assets                                               $2,406,764          $2,094,337
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  376,701          $  363,591
Unsecured notes                                               525,000             350,000
Credit facility                                               148,000             135,000
Convertible debentures                                        109,253             111,543
Accounts payable                                               17,643              14,544
Accrued interest                                                8,176              10,960
Dividend payable                                               27,672              25,927
Other liabilities                                              49,622              42,499
                                                           ----------          ----------
Total liabilities                                           1,262,067           1,054,064

Minority interest                                              86,997              84,678

SHAREHOLDERS' EQUITY
8.8% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized; 5,000,000 shares issued and
  outstanding as of March 31, 1998 and
  December 31, 1997                                           120,814             120,814
Common shares of beneficial interest, $.001
  par value, 200,000,000 shares authorized,
  56,844,749 and 52,692,940 shares issued
  and outstanding as of March 31, 1998
  and December 31, 1997, respectively                              57                  53
Additional paid-in capital                                    950,829             846,949
Unearned compensation                                            (879)               (985)
Dividends in excess of net income                             (13,121)            (11,236)
                                                           ----------         -----------
Total shareholders' equity                                  1,057,700             955,595
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $2,406,764          $2,094,337
                                                           ==========         ===========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
           (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE                THREE
                                                         MONTHS ENDED         MONTHS ENDED
                                                        MARCH 31, 1998       MARCH 31, 1997
                                                       -----------------     ---------------
REVENUE
Rental                                                     $  61,015             $  34,641
Operating expense reimbursement                               20,250                10,849
Management fees                                                  147                   153
Interest and other                                             1,207                   839
                                                           ---------             ---------
Total revenue                                                 82,619                46,482
                                                           ---------             ---------

OPERATING EXPENSES
Rental property expenses                                      14,916                 8,639
Real estate taxes                                              7,019                 3,280
General and administrative                                     3,350                 2,487
Depreciation and amortization                                 14,219                 7,970
                                                           ---------             ---------
Total operating expenses                                      39,504                22,376
                                                           ---------             ---------

Operating income                                              43,115                24,106

Interest expense                                              16,566                12,582
                                                           ---------             ---------

Income before minority interest                               26,549                11,524

Minority interest                                              1,809                   975
                                                           ---------             ---------
Net income                                                    24,740                10,549

Preferred dividend                                             2,750                     -
                                                           ---------             ---------
Income available to common shareholders                    $  21,990             $  10,549
                                                           =========             =========

Income per common share - basic                            $    0.40             $    0.32
                                                           =========             =========

Income per common share - diluted                          $    0.40             $    0.32
                                                           =========             =========

Dividends declared per common share                        $    0.42             $    0.41
                                                           =========             =========
Weighted average number of common shares
  outstanding - basic                                         55,279                32,496
                                                           =========             =========
Weighted average number of common shares
  outstanding - diluted                                       55,667                32,781
                                                           =========             =========


See accompanying notes.

     CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                     (UNAUDITED AND IN THOUSANDS)

                                                               THREE               THREE
                                                           MONTHS ENDED        MONTHS ENDED
                                                          MARCH 31, 1998      MARCH 31, 1997
                                                         ----------------    ---------------
OPERATING ACTIVITIES
Net income                                                   $  24,740            $  10,549
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                               14,219                7,970
    Amortization of deferred financing costs                     1,103                1,139
    Minority interest in net income                              1,809                  975
    Noncash compensation                                           106                  105
    Changes in operating assets and liabilities:
      Accounts receivable                                          115               (1,021)
      Prepaid expenses and other assets                         (1,031)              (1,854)
      Accounts payable                                           3,099                2,156
      Accrued interest                                          (2,784)              (3,492)
      Other liabilities                                          7,810                5,624
                                                            ----------            ---------
Net cash provided by operating activities                       49,186               22,151
                                                            ----------            ---------
INVESTING ACTIVITIES
    Investment in properties                                  (258,374)             (68,887)
    Investment in development in progress                      (68,249)             (31,321)
    Investment in land held for development                     (1,922)              (5,609)
    Increase in deferred leasing costs                          (2,195)              (1,644)
                                                            ----------            ---------
Net cash used in investing activities                         (330,740)            (107,461)
                                                            ----------            ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                103,438              174,173
    Proceeds from issuance of unsecured notes                  175,000                    -
    Proceeds from mortgage loans                                     -               42,465
    Repayments of mortgage loans                                (1,271)                (647)
    Proceeds from lines of credit                              229,000               56,062
    Repayments on lines of credit                             (216,000)            (170,000)
    Increase in deposits on pending acquisitions                   (95)              (1,293)
    Decrease (increase) in deferred financing costs                576                 (390)
    Common dividends                                           (22,130)             (12,862)
    Preferred dividends                                         (2,750)                   -
    Distributions to partners                                   (2,174)              (1,664)
                                                            ----------            ---------
Net cash provided by financing activities                      263,594               85,844

Decrease (increase) in cash and cash equivalents               (17,960)                 534

Cash and cash equivalents at beginning of period                55,079               19,612
                                                            ----------            ---------
Cash and cash equivalents at end of period                   $  37,119            $  20,146
                                                            ==========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                             $      20            $     257
Acquisition of properties                                      (14,612)             (36,574)
Assumption of mortgage loans                                    14,381               31,041
Issuance of operating partnership units                            231                5,533
Noncash compensation                                               687                  567
Conversion of convertible debentures                             2,212               20,051
                                                            ==========            =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaced the calculation of primary and fully diluted income per common share with basic and diluted income per common share. Unlike primary income per common share, basic income per common share excludes any dilutive effects of options. Diluted income per common share generally includes the weighted average common shares, the effect of the outstanding options, and the conversion of the Units and Convertible Debentures into common shares, unless the inclusion of such common share equivalents are antidilutive for the period(s) presented.

The following table sets forth the computation of basic and diluted income per common share:

                              FOR THE THREE MONTHS                   FOR THE THREE MONTHS
                              ENDED MARCH 31, 1998                   ENDED MARCH 31, 1997
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 24,740                                 $ 10,549
Less: Preferred
 dividends                2,750                                        -
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                21,990       55,279       $  0.40        10,549       32,496       $  0.32
                                                   =======                                  =======
Effect of dilutive
 securities
 Options                      -          388                           -          285
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 21,990       55,667       $  0.40      $ 10,549       32,781       $  0.32
                       ========      =======       =======      ========      =======       =======

The EITF 97-11 ruling "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", effective March 19, 1998, requires the expensing of internal acquisition costs. The Company has adopted this release as of January 1, 1998 and accordingly, the results of operations for the quarter reflect the expensing of internal acquisition costs. The adoption of the ruling did not have a material effect on the results of operations for the quarter ended March 31, 1998 and it is not anticipated that it will have a material effect on the Company's results of operations for future periods.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At March 31, 1998, the Trust owned a 92.38% interest in the Operating Partnership as the sole general partner and a 0.02% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

On April 24, 1998, the Company consummated a public offering of 3,750,000 common shares. The aggregate net proceeds to the Company from such offering were approximately $94.1 million.

NOTE 3 - PRO FORMA INFORMATION (UNAUDITED)
-----------------------------------------

The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and the first three months of 1998 and the acquisitions of 170 properties acquired in 1997 and 48 properties acquired during the first three months of 1998, had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $274.6 million.

                                             THREE MONTHS ENDED
                                 ----------------------------------------
                                    MARCH 31, 1998       MARCH 31, 1997
                                 -------------------   ------------------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenue                          $ 87,101            $ 77,565
Income available to common
  shareholders                           22,748              19,815
Income per share - basic (1)           $   0.40            $   0.35
Income per share - diluted (1)             0.40                0.35

(1) Income in the per share calculations has been computed after a deduction for minority interest.

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings of 1997 and the first three months of 1998 as of January 1, 1997, nor does it purport to represent the results of operations of the Company for future periods.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                     MARCH 31, 1998     DECEMBER 31, 1997
                                                    ----------------    -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  278,866         $  238,519
  Buildings and improvements                             1,907,192          1,649,512
  Less accumulated depreciation                           (162,242)          (149,311)
                                                        ----------         ----------

Operating real estate                                    2,023,816          1,738,720

  Development in progress                                  199,261            156,093
  Land held for development                                 63,826             61,904
                                                        ----------         ----------
Net real estate                                          2,286,903          l,956,717

Cash and cash equivalents                                   37,119             55,079
Accounts receivable                                          6,402              6,517
Deferred financing and leasing costs,
  net of accumulated amortization
  (1998, $42,792; 1997, $40,560)                            31,865             32,536
Prepaid expenses and other assets                           44,475             43,488
                                                        ----------         ----------
Total assets                                            $2,406,764         $2,094,337
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  376,701         $  363,591
Unsecured notes                                            525,000            350,000
Credit facility                                            148,000            135,000
Convertible debentures                                     109,253            111,543
Accounts payable                                            17,643             14,544
Accrued interest                                             8,176             10,960
Dividend payable                                            27,672             25,927
Other liabilities                                           49,622             42,499
                                                        ----------         ----------
Total liabilities                                        1,262,067          1,054,064

OWNERS' EQUITY
General partner's equity                                 1,057,700            955,595
Limited partners' equity                                    86,997             84,678
                                                        ----------         ----------
Total owners' equity                                     1,144,697          1,040,273
                                                        ----------         ----------
Total liabilities and owners' equity                    $2,406,764         $2,094,337
                                                        ==========         ==========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                            THREE               THREE
                                                         MONTHS ENDED        MONTHS ENDED
                                                        MARCH 31, 1998      MARCH 31, 1997
                                                      -----------------   ------------------
REVENUE
Rental                                                         $ 61,015           $ 34,641
Operating expense reimbursement                                  20,250             10,849
Management fees                                                     147                153
Interest and other                                                1,207                839
                                                              ---------          ---------
Total revenue                                                    82,619             46,482
                                                              ---------          ---------

OPERATING EXPENSES
Rental property expenses                                         14,916              8,639
Real estate taxes                                                 7,019              3,280
General and administrative                                        3,350              2,487
Depreciation and amortization                                    14,219              7,970
                                                              ---------          ---------
Total operating expenses                                         39,504             22,376
                                                              ---------          ---------
Operating income                                                 43,115             24,106

Interest expense                                                 16,566             12,582
                                                              ---------          ---------
Net income                                                     $ 26,549           $ 11,524
                                                              =========          =========

Net income allocated to general partner                        $ 24,740           $ 10,549
Net income allocated to limited partners                          1,809                975
                                                              =========          =========

See accompanying notes.

             CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                       (UNAUDITED AND IN THOUSANDS)

                                                             THREE               THREE
                                                          MONTHS ENDED        MONTHS ENDED
                                                         MARCH 31, 1998      MARCH 31, 1997
                                                        ----------------    ----------------
OPERATING ACTIVITIES
Net income                                                  $  26,549           $  11,524
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                              14,219               7,970
    Amortization of deferred financing costs                    1,103               1,139
    Noncash compensation                                          106                 105
    Changes in operating assets and liabilities:
      Accounts receivable                                         115              (1,021)
      Prepaid expenses and other assets                        (1,031)             (1,854)
      Accounts payable                                          3,099               2,156
      Accrued interest                                         (2,784)             (3,492)
      Other liabilities                                         7,810               5,624
                                                           ----------           ---------
Net cash provided by operating activities                      49,186              22,151
                                                           ----------           ---------
INVESTING ACTIVITIES
    Investment in properties                                 (258,374)            (68,887)
    Investment in development in progress                     (68,249)            (31,321)
    Investment in land held for development                    (1,922)             (5,609)
    Increase in deferred leasing costs                         (2,195)             (1,644)
                                                           ----------           ---------
Net cash used in investing activities                        (330,740)           (107,461)
                                                           ----------           ---------

FINANCING ACTIVITIES
    Proceeds from issuance of unsecured notes                 175,000                   -
    Proceeds from mortgage loans                                    -              42,465
    Repayments of mortgage loans                               (1,271)               (647)
    Proceeds from lines of credit                             229,000              56,062
    Repayments on lines of credit                            (216,000)           (170,000)
    Increase in deposits on pending acquisitions                  (95)             (1,293)
    Decrease (increase) in deferred financing costs               576                (390)
    Capital contributions                                     103,438             174,173
    Distributions to partners                                 (27,054)            (14,526)
                                                           ----------           ---------
Net cash provided by financing activities                     263,594              85,844

Increase (decrease) in cash and cash equivalents              (17,960)                534

Cash and cash equivalents at beginning of period               55,079              19,612
                                                           ----------           ---------
Cash and cash equivalents at end of period                  $  37,119           $  20,146
                                                           ==========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                            $      20           $     257
Acquisition of properties                                     (14,612)            (36,574)
Assumption of mortgage loans                                   14,381              31,041
Issuance of operating partnership units                           231               5,533
Noncash compensation                                              687                 567
Conversion of convertible debentures                            2,212              20,051
                                                           ==========          ==========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentations.

The EITF 97-11 ruling "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", effective Mar0ch 19, 1998, requires the expensing of internal acquisition costs. The Company has adopted this release as of January 1, 1998 and accordingly, the results of operations for the quarter reflect the expensing of internal acquisition costs. The adoption of the ruling did not have a material effect on the results of operations for the quarter ended March 31, 1998 and it is not anticipated that it will have a material effect on the Company's results of operations for future periods.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At March 31, 1998, the Trust owned a 92.38% interest in the Operating Partnership as the sole general partner and a 0.02% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

On April 24, 1998, the Company consummated a public offering of 3,750,000 common shares. The aggregate net proceeds to the Company from such offering were approximately $94.1 million.

NOTE 3 - PRO FORMA INFORMATION (UNAUDITED)
------------------------------------------

The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and the first three months of 1998 and the acquisitions of 170 properties acquired in 1997 and 48 properties acquired during the first three months of 1998, had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $274.6 million.

                                             THREE MONTHS ENDED
                                  ---------------------------------------
                                     MARCH 31, 1998       MARCH 31, 1997
                                  ------------------   ------------------
                                               (IN THOUSANDS)

Total revenue                          $ 87,101             $ 77,565
Net income                               25,498               22,565

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings of 1997 and the first three months of 1998 as of January 1, 1997, nor does it purport to represent the results of operations of the Company for future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

The following discussion compares the activities of the Company for the three months ended March 31, 1998 (unaudited) with the activities of the Company for the three months ended March 31, 1997 (unaudited). As a result of the significant level of acquisition and development activities by the Company in 1998 and 1997, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

The composition of the Company's in-service portfolio of rental properties as of March 31, 1998 and 1997 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                   MARCH 31,             MARCH 31,               MARCH 31,
TYPE                            1998      1997         1998    1997           1998      1997
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution      15,644    12,743       43.2%    54.1%         94.6%     96.6%
Industrial - Flex              10,108     5,153       28.0%    21.9%         94.7%     90.8%
Office                         10,398     5,660       28.8%    24.0%         95.4%     86.4%
                               ------    ------      -------  -------       -------   -------

Total                          36,150    23,556      100.0%   100.0%         94.9%     92.9%
                               ======    ======      ======   ======        ======    ======

The expiring square feet and annual base rent by year for the above in-service portfolio of rental properties as of March 31, 1998 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
1998            1,758   $  6,741      1,627   $ 11,111      1,230   $ 12,855      4,615   $ 30,707
1999            2,064      9,149      2,065     14,778      1,523     16,326      5,652     40,253
2000            1,915      9,032      1,716     12,501      2,125     28,367      5,756     49,900
2001            2,414     10,538      1,472     11,114      1,250     15,316      5,136     36,968
2002            1,463      6,475        923      7,545        992     11,686      3,378     25,706
2003              915      4,357        656      5,282        451      5,665      2,022     15,304
Thereafter      4,276     21,553      1,115     11,536      2,345     32,128      7,736     65,217
               ------   --------     ------   --------     ------   --------     ------   --------

Total          14,805   $ 67,845      9,574   $ 73,867      9,916   $122,343     34,295   $264,055
               ======   ========     ======   ========     ======   ========     ======   ========

The scheduled deliveries of the 4.5 million square feet of properties under development as of March 31, 1998 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                        PERCENT LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      MARCH 31, 1998    TOTAL INVESTMENT
----------------         -----   -----   ------   -----      --------------    ----------------
2nd Quarter 1998           108     115      248     471            64.6%          $  41,802
3rd Quarter 1998            69     180      110     359            61.0%             29,888
4th Quarter 1998           800       -      407   1,207            79.2%             72,448
1st Quarter 1999           275     305       91     671             2.7%             38,930
Thereafter                 271     644      908   1,823            46.3%            174,831
                         -----   -----   ------   -----           ------          ---------
Total                    1,523   1,244    1,764   4,531            51.7%          $ 357,899
                         =====   =====   ======   =====           ======          =========

RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 1998 compared to the three months ended March 31, 1997.
-----------------------------------------------------------------------

Rental revenues increased from $34.6 million to $61.0 million, or by 76%, for the three months ended March 31, 1997 to 1998. This increase is primarily due to the increase in the number of properties in operation

("Operating Properties") during the respective periods. As of March 31, 1997, the Company had 285 Operating Properties and as of March 31, 1998, the Company had 496 Operating Properties. From January 1, 1997 through March 31, 1997, the Company acquired or completed the development on 26 properties, for a Total Investment (as defined below) of approximately $158.9 million. From January 1, 1998 through March 31, 1998, the Company acquired or completed the development on 55 properties, for a Total Investment of approximately $301.6 million. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Operating expense reimbursement increased from $10.8 million to $20.3 million for the three months ended March 31, 1997 to 1998. This increase was a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 91.0% for the three months ended March 31, 1997 to 92.3% for the three months ended March 31, 1998 due to the increase in occupancy.

Rental property and real estate tax expenses increased from $11.9 million to $21.9 million for the three months ended March 31, 1997 to 1998. This increase was due to the increase in the number of properties owned during the respective periods.

Property level operating income for the "Same Store" properties
(properties owned as of January 1, 1997) increased from $31.0 million to $32.4 million for the three months ended March 31, 1997 to 1998, an increase of 4.3%. This increase was due to increases in the rental rates for the properties and increases in occupancy.

Set forth below is a schedule comparing the property level operating income for the Same Store properties for the three month periods ended March 31, 1998 and 1997.
                                            THREE MONTHS ENDED
                                              (IN THOUSANDS)
                                    -------------------------------------
                                     MARCH 31, 1998       MARCH 31, 1997
                                    ----------------    -----------------
Rental revenue                           $ 33,133            $ 31,977
Operating expense reimbursement             9,676              10,145
                                         --------            --------
                                           42,809              42,122

Rental property expenses                    7,322               8,094
Real estate taxes                           3,108               2,983
                                         --------            --------
Property level operating income          $ 32,379            $ 31,045
                                         ========            ========

General and administrative expenses increased from $2.5 million for the three months ended March 31, 1997 to $3.4 million for the three months ended March 31, 1998. This $900,000 increase was due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. Additionally, the first quarter of 1998 reflects the expensing of internal acquisition costs as of January 1, 1998 in compliance with EITF

97-11, whereas these costs were previously capitalized. These increases are somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the properties.

Depreciation and amortization expense increased from $8.0 million for the three months ended March 31, 1997 to $14.2 million for the three months ended March 31, 1998. This increase was due to an increase in the number of properties owned during the respective periods.

Interest expense increased from $12.6 million for the three months ended March 31, 1997 to $16.6 million for the three months ended March 31, 1998. This increase was due to an increase in the average debt outstanding for the first quarter of 1997 compared to the first quarter of 1998, which equalled $647.7 million and $1,059.5 million, respectively, partially offset by reduced interest rates. The reduction in interest rates was partially the result of the Company receiving investment grade ratings from both Standard & Poor's Rating Group ("S&P") and Moody's Investor Service, Inc. ("Moody's") during mid-1997 which enabled the Company to access public debt markets and other borrowings more economically.

As a result of the foregoing, the Company's operating income increased from $24.1 million for the three months ended March 31, 1997 to $43.1 million for the three months ended March 31, 1998. In addition, income before minority interest for the three months increased from $11.5 million for the three months ended March 31, 1997 to $26.5 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and cash equivalents of $37.1 million.

Net cash flow provided by operating activities increased from $22.2 million for the three months ended March 31, 1997 to $49.2 million for the three months ended March 31, 1998. This $27.0 million increase was primarily due to the cash provided by the additional Operating Properties in service during the latter period.

Net cash used in investing activities increased from $107.5 million for the three months ended March 31, 1997 to $330.7 million for the three months ended March 31, 1998. This increase primarily resulted from increased acquisition activity in the first three months of 1998 as compared to the first three months of 1997.

Net cash provided by financing activities increased from $85.8 million for the three months ended March 31, 1997 to $263.6 million for the three months ended March 31, 1998. This increase was attributable to the issuance of $175 million principal amount of unsecured notes and the issuance of 4,002,128 common shares which generated net proceeds of $103.1 million during the three months ended March 31, 1998.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its long-term liquidity requirements such as property acquisition and development activities primarily through its $325.0 million unsecured line of credit (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's and S&P. On June 23, 1997, Moody's raised its prospective senior debt rating of the Company to

Baa3 from Ba2 and on July 22, 1997, S&P assigned a BBB- prospective senior debt rating to the Company. At these ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over the Eurodollar Rate.

Periodically, the Company pays down borrowings on the Credit Facility with funds from long term capital sources. In the first quarter of 1998, the Company used approximately $216.0 million of the proceeds from the common share offerings and from medium-term note issuances to paydown the Credit Facility.

As of March 31, 1998, $376.7 million in mortgage loans were outstanding with maturities ranging from 1998 to 2018. The interest rates on $351.0 million of mortgage loans are fixed and range from 6% to 9.13%. Interest rates on $25.7 million of mortgage loans float with LIBOR or prime, of which $19.1 million is subject to certain caps. The weighted average interest rate for the mortgage loans is 7.6%, and the weighted average remaining term is 8.0 years.

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

On December 24, 1997 the Company filed a shelf registration statement with the Securities and Exchange Commission that enables the Company to offer up to an aggregate of $1.5 billion of securities, including common shares of beneficial interest, preferred shares of beneficial interest and debt (the "Third Shelf Registration"). The Third Shelf Registration Statement became effective on January 4, 1998. Collectively, the Initial Shelf Registration, the Second Shelf Registration and the Third Shelf Registration are referred to as the "Shelf Registration Statement."

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

On April 24, 1998, the Company consummated a public offering of 3,750,000 common shares. The aggregate net proceeds to the Company from such offering were approximately $94.1 million.

Presently, the Company has the capacity pursuant to the Shelf
Registration Statement to issue up to $796.8 million in equity securities and the Operating Partnership has the capacity to use up to $475.2 million in debt securities (including the $275.0 million of medium-term notes available under the medium-term note program).

Calculation of Funds from Operations

Management generally considers Funds from Operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from Operations is defined by NAREIT as net income or loss after preferred dividends (computed in accordance with generally accepted accounting principals ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real-estate related depreciation and amortization and minority interest and excluding significant non-recurring events that materially distort the comparative measurement of the Company's performance over time. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from Operations for the three months ended March 31, 1998 and March 31, 1997 are as follows:

                                                             THREE MONTHS ENDED
                                                               (IN THOUSANDS)
                                                       --------------------------------
                                                       MARCH 31, 1998    MARCH 31, 1997
                                                       --------------    --------------
Income available to common shareholders                   $ 21,990          $ 10,549
Addback:
  Minority interest                                          1,809               975
  Depreciation and amortization                             14,080             7,859
                                                          ========          ========
Funds from operations                                     $ 37,879          $ 19,383
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

PART II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             4.1 Second Supplemental Indenture, dated as of January 12, 1998, between Liberty Property Limited Partnership (the "Operating Partnership"), as Issuer, and The First National Bank of Chicago ("First Chicago"), as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership.

             4.2 Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003.

             4.3 Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018.

             10     First Amendment to Amended and Restated Loan
Agreement, dated as of March 10, 1998, by and among the Operating
Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions.

             27     Financial Data Schedule (EDGAR VERSION ONLY)

         b.  Reports on Form 8-K

             During the quarter ended March 31, 1998, the Registrants filed seven current reports on Form 8-K:

             (i) report dated January 15, 1998 reporting Items 5 and 7 and containing as Exhibits the Distribution Agreement dated January 12, 1998 between the Registrants and the Agents (as defined therein) and the Underwriting Agreement dated January 14, 1998 among the Registrants and the Underwriters (as defined therein);

             (ii) report dated January 16, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Liberty Center Properties (as defined therein) and certain pro forma financial information;

             (iii) report dated February 13, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain
Operating Expenses for the Pompano/Cypress Parks Properties (as defined therein) and certain pro forma financial information;

             (iv) report dated February 17, 1998 reporting Items 5 and 7 and containing Historical Summaries of Gross Income and Direct Operating Expenses for the First Industrial Properties (as defined therein) for the nine months ended September 30, 1997 (unaudited) and for the year ended December 31, 1996 and certain pro forma financial information;

             (v) report dated February 20, 1998 reporting Items 5 and 7 and containing as an Exhibit the Underwriting Agreement dated February 18, 1998 among the Registrants and the Underwriters (as defined therein);

             (vi) report dated March 5, 1998 reporting Items 5 and 7 and containing a Historical Summary of Gross Income and Direct Operating Expenses for the First Industrial Properties (as defined therein) for the year ended December 31, 1997 and certain pro forma financial information; and

             (vii) report dated March 12, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and certain expenses for the Acquisition Properties (as defined therein) and certain pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      May 13, 1998
------------------------------           --------------------------------
Willard G. Rouse III                          Date
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 13, 1998
------------------------------           --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      May 13, 1998
------------------------------           --------------------------------
Willard G. Rouse III                          Date
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 13, 1998
------------------------------           --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------        ------------------------------------------------------

4.1 Second Supplemental Indenture, dated as of January 12, 1998, between Liberty Property Limited Partnership (the "Operating Partnership"), as Issuer, and The First National Bank of Chicago ("First Chicago"), as Trustee, supplementing the SeniorIndenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership.

4.2 Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003.

4.3 Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018.

10                 First Amendment to Amended and Restated Loan
                   Agreement, dated as of March 10, 1998, by and among the Operating Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions.

27                 Financial Data Schedule (EDGAR VERSION ONLY)