Form 10-Q
period 1998-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1998-08-11
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


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

On August 7, 1998, 64,742,257 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1998

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                          Page
                                                                    ----
          Consolidated balance sheets of Liberty Property
          Trust at June 30, 1998 and December 31, 1997.             4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended June 30,
          1998 and June 30, 1997.                                   5

          Consolidated statements of operations of Liberty
          Property Trust for the six months ended June 30,
          1998 and June 30, 1997.                                   6

          Consolidated statements of cash flows of Liberty
          Property Trust for the six months ended June 30,
          1998 and June 30, 1997.                                   7

          Notes to consolidated financial statements for
          Liberty Property Trust.                                   8-11

          Consolidated balance sheets of Liberty Property
          Limited Partnership at June 30, 1998 and
          December 31, 1997.                                        12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended June 30, 1998 and June 30, 1997.                    13

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the six months
          ended June 30, 1998 and June 30, 1997.                    14

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the six months
          ended June 30, 1998 and June 30, 1997.                    15

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                     16-17

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      17-23

Part II.  Other Information                                         24-25
---------------------------

Signatures                                                          26

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

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        JUNE 30, 1998     DECEMBER 31, 1997
                                                      ------------------   -----------------
                                                          (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  316,249          $  238,519
  Buildings and improvements                                2,084,431           1,649,512
  Less accumulated depreciation                              (174,742)           (149,311)
                                                           ----------          ----------
Operating real estate                                       2,225,938           1,738,720

  Development in progress                                     241,951             156,093
  Land held for development                                    62,112              61,904
                                                           ----------          ----------
Net real estate                                             2,530,001           l,956,717

Cash and cash equivalents                                      40,342              55,079
Accounts receivable                                             7,533               6,517
Deferred financing and leasing costs,
  net of accumulated amortization (1998,
  $44,832; 1997, $40,560)                                      34,418              32,536
Prepaid expenses and other assets                              44,710              43,488
                                                           ----------          ----------
Total assets                                               $2,657,004          $2,094,337
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  416,004          $  363,591
Unsecured notes                                               625,000             350,000
Credit facility                                               133,000             135,000
Convertible debentures                                        107,580             111,543
Accounts payable                                               21,200              14,544
Accrued interest                                               16,660              10,960
Dividend payable                                               29,520              25,927
Other liabilities                                              51,777              42,499
                                                           ----------          ----------
Total liabilities                                           1,400,741           1,054,064

Minority interest                                             102,134              84,678

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized; 5,000,000 shares issued and
  outstanding as of June 30, 1998 and
  December 31, 1997                                           120,814             120,814
Common shares of beneficial interest, $.001
  par value, 200,000,000 shares authorized,
  60,686,996 and 52,692,940 shares issued
  and outstanding as of June 30, 1998
  and December 31, 1997, respectively                              61                  53
Additional paid-in capital                                  1,049,351             846,949
Unearned compensation                                            (773)               (985)
Dividends in excess of net income                             (15,324)            (11,236)
                                                           ----------         -----------
Total shareholders' equity                                  1,154,129             955,595
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $2,657,004          $2,094,337
                                                           ==========         ===========

See accompanying notes.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
          (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE                THREE
                                                         MONTHS ENDED         MONTHS ENDED
                                                        JUNE 30, 1998        JUNE 30, 1997
                                                      -----------------     ---------------
REVENUE
Rental                                                     $  68,018             $  39,341
Operating expense reimbursement                               23,124                11,941
Management fees                                                  150                   158
Interest and other                                               116                  (249)
                                                           ---------             ---------
Total revenue                                                 91,408                51,191
                                                           ---------             ---------

OPERATING EXPENSES
Rental property expenses                                      16,723                 9,276
Real estate taxes                                              7,518                 4,202
General and administrative                                     3,697                 2,295
Depreciation and amortization                                 16,520                 9,318
                                                           ---------             ---------
Total operating expenses                                      44,458                25,091
                                                           ---------             ---------

Operating income                                              46,950                26,100

Write off of deferred financing costs                              -                 2,566

Interest expense                                              18,853                11,329
                                                           ---------             ---------

Income before minority interest                               28,097                12,205

Minority interest                                              2,061                 1,250
                                                           ---------             ---------
Net income                                                    26,036                10,955

Preferred dividend                                             2,750                     -
                                                           ---------             ---------
Income available to common shareholders                    $  23,286             $  10,955
                                                           =========             =========

Income per common share - basic                            $    0.39             $    0.27
                                                           =========             =========

Income per common share - diluted                          $    0.39             $    0.27
                                                           =========             =========

Dividends declared per common share                        $    0.42             $    0.41
                                                           =========             =========
Weighted average number of common shares
  outstanding - basic                                         59,715                40,863
                                                           =========             =========
Weighted average number of common shares
  outstanding - diluted                                       60,049                41,116
                                                           =========             =========

See accompanying notes.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
           (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SIX                SIX
                                                          MONTHS ENDED       MONTHS ENDED
                                                         JUNE 30, 1998      JUNE 30, 1997
                                                         --------------     --------------
REVENUE
Rental                                                       $129,033          $73,982
Operating expense reimbursement                                43,374           22,790
Management fees                                                   297              311
Interest and other                                              1,323              590
                                                             --------          -------
Total revenue                                                 174,027           97,673
                                                             --------          -------

OPERATING EXPENSES
Rental property expenses                                       31,639           17,915
Real estate taxes                                              14,537            7,482
General and administrative                                      7,047            4,782
Depreciation and amortization                                  30,739           17,288
                                                             --------          -------
Total operating expenses                                       83,962           47,467
                                                             --------          -------

Operating income                                               90,065           50,206


Write off of deferred financing costs                               -            2,566

Interest expense                                               35,419           23,911
                                                             --------          -------

Income before minority interest                                54,646           23,729

Minority interest                                               3,870            2,225
                                                             --------          -------

Net income                                                     50,776           21,504

Preferred dividend                                              5,500                -
                                                             --------          -------

Income available to common shareholders                      $ 45,276          $21,504
                                                             ========          =======

Income per common share - basic                              $   0.79          $  0.59
                                                             ========          =======

Income per common share - diluted                            $   0.78          $  0.58
                                                             ========          =======

Dividends declared per common share                          $   0.84          $  0.82
                                                             ========          =======

Weighted average number of common shares
  outstanding - basic                                          57,509           36,703
                                                             ========          =======

Weighted average number of common shares
  outstanding - diluted                                        57,870           36,972
                                                             ========          =======

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                        (UNAUDITED AND IN THOUSANDS)

                                                                SIX                 SIX
                                                           MONTHS ENDED        MONTHS ENDED
                                                          JUNE 30, 1998       JUNE 30, 1997
                                                         ----------------    ---------------
OPERATING ACTIVITIES
Net income                                                  $  50,776             $  21,504
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                              30,739                17,288
    Amortization of deferred financing costs                    2,193                 4,951
    Minority interest in net income                             3,870                 2,225
    Loss on sale                                                1,048                 1,143
    Noncash compensation                                          211                   211
    Changes in operating assets and liabilities:
      Accounts receivable                                      (1,016)               (3,011)
      Prepaid expenses and other assets                        (1,645)               (4,729)
      Accounts payable                                          6,656                 2,918
      Accrued interest                                          5,700                  (510)
      Other liabilities                                        10,063                 6,461
                                                            ----------            ---------
Net cash provided by operating activities                     108,595                48,451
                                                            ----------            ---------
INVESTING ACTIVITIES
    Investment in properties                                 (389,112)             (264,744)
    Disposition of properties                                  11,115                24,970
    Investment in development in progress                    (141,995)              (92,089)
    Investment in land held for development                      (208)               (4,865)
    Increase in deferred leasing costs                         (6,023)               (3,421)
                                                            ----------            ---------
Net cash used in investing activities                        (526,223)             (340,149)
                                                            ----------            ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares               197,616               191,713
    Proceeds from issuance of unsecured notes                 275,000                     -
    Proceeds from mortgage loans                                    -               120,473
    Repayments of mortgage loans                              (11,505)               (6,538)
    Proceeds from lines of credit                             421,000               442,018
    Repayments on lines of credit                            (423,000)             (412,710)
    Increase in deposits on pending acquisitions                  (37)                 (214)
    Increase deferred financing costs                            (530)               (4,945)
    Common dividends                                          (46,008)              (29,602)
    Preferred dividends                                        (5,500)                    -
    Distributions to partners                                  (4,145)               (3,059)
                                                            ----------            ---------
Net cash provided by financing activities                     402,891               297,136

(Decrease) increase in cash and cash equivalents              (14,737)                5,438

Cash and cash equivalents at beginning of period               55,079                19,612
                                                            ----------            ---------
Cash and cash equivalents at end of period                   $ 40,342             $  25,050
                                                            ==========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                             $  2,768             $   6,228
Acquisition of properties                                     (82,064)              (62,084)
Assumption of mortgage loans                                   63,918                33,292
Issuance of operating partnership units                        18,146                28,792
Noncash compensation                                              785                   673
Conversion of convertible debentures                            3,831                23,226
                                                            ==========            =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   JUNE 30, 1998

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

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaced the calculation of primary and fully diluted income per common share with basic and diluted income per common share. Unlike primary income per common share, basic income per common share excludes any dilutive effects of options. Diluted income per common share generally includes the weighted average common shares, the effect of the outstanding options, and the conversion of the units of limited partnership interest in the Operating Partnership and Convertible Debentures into common shares, unless the inclusion of such common share equivalents are antidilutive for the period(s) presented.

The following tables set forth the computation of basic and diluted income per common share for the three and six month periods ended June 30, 1998 and 1997:

                              FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                              ENDED JUNE 30, 1998                     ENDED JUNE 30, 1997
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 26,036                                 $ 10,955
Less: Preferred
 dividends                2,750                                        -
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                23,286       59,715       $  0.39        10,955       40,863       $  0.27
                                                   =======                                  =======
Effect of dilutive
 securities
 Options                      -          334                           -          253
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 23,286       60,049       $  0.39      $ 10,955       41,116       $  0.27
                       ========      =======       =======      ========      =======       =======

                              FOR THE SIX MONTHS                      FOR THE SIX MONTHS
                              ENDED JUNE 30, 1998                     ENDED JUNE 30, 1997
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 50,776                                 $ 21,504
Less: Preferred
 dividends                5,500                                        -
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                45,276       57,509       $  0.79        21,504       36,703       $  0.59
                                                   =======                                  =======
Effect of dilutive
 securities
 Options                      -          361                           -          269
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 45,276       57,870       $  0.78      $ 21,504       36,972       $  0.58
                       ========      =======       =======      ========      =======       =======

The EITF 97-11 ruling "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", effective March 19, 1998, requires the expensing of internal acquisition costs. The Company has adopted this release as of January 1, 1998 and accordingly, the results of operations for the quarter and six months ended June 30, 1998 reflect the expensing of internal acquisition costs. The adoption of the ruling did not have a material effect on the results of operations for the quarter or the six months ended June 30, 1998, and it is not anticipated that it will have a material effect on the Company's results of operations for future periods.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At June 30, 1998, the Trust owned a 91.85% interest in the Operating Partnership as the sole general partner and a 0.02% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

On January 22, 1998, the Company sold $75 million principal amount of 6.375% notes due 2013. Such notes are subject to mandatory repayment of principal to the holders thereof in 2003 pursuant to a call/put option relating to such notes. On January 23, 1998, the Company sold $100 million principal amount of 7.50% notes due 2018. On June 5, 1998, the Company sold $100 million principal amount of 6.6% notes due 2002. The aggregate net proceeds to the Company from such offerings were approximately $272.7 million.

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

On August 4, 1998, the Company consummated a public offering of 3,960,820 common shares. The aggregate net proceeds to the Company from such offering were approximately $99.2 million.

NOTE 3 - PRO FORMA INFORMATION
------------------------------

The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and the first six months of 1998 and the acquisitions of 170 properties acquired in 1997 and 83 properties acquired during the first six months of 1998, had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $431.9 million.

                                             SIX MONTHS ENDED
                                 ----------------------------------------
                                    JUNE 30, 1998        JUNE 30, 1997
                                 -------------------   ------------------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenue                          $184,213            $163,736
Income available to common
  shareholders                           47,583              39,741
Income per share - basic (1)           $   0.78            $   0.65
Income per share - diluted (1)         $   0.78            $   0.65

(1) Income in the per share calculations has been computed after a deduction for minority interest.

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings and the acquisitions of 1997 and the first six months of 1998 as of January 1, 1997, nor does it purport to represent the results of operations of the Company for future periods.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                     JUNE 30, 1998     DECEMBER 31, 1997
                                                    ----------------    -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  316,249         $  238,519
  Buildings and improvements                             2,084,431          1,649,512
  Less accumulated depreciation                           (174,742)          (149,311)
                                                        ----------         ----------

Operating real estate                                    2,225,938          1,738,720

  Development in progress                                  241,951            156,093
  Land held for development                                 62,112             61,904
                                                        ----------         ----------
Net real estate                                          2,530,001          l,956,717

Cash and cash equivalents                                   40,342             55,079
Accounts receivable                                          7,533              6,517
Deferred financing and leasing costs,
  net of accumulated amortization
  (1998, $44,832; 1997, $40,560)                            34,418             32,536
Prepaid expenses and other assets                           44,710             43,488
                                                        ----------         ----------
Total assets                                            $2,657,004         $2,094,337
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  416,004         $  363,591
Unsecured notes                                            625,000            350,000
Credit facility                                            133,000            135,000
Convertible debentures                                     107,580            111,543
Accounts payable                                            21,200             14,544
Accrued interest                                            16,660             10,960
Dividend payable                                            29,520             25,927
Other liabilities                                           51,777             42,499
                                                        ----------         ----------
Total liabilities                                        1,400,741          1,054,064

OWNERS' EQUITY
General partner's equity                                 1,154,129            955,595
Limited partners' equity                                   102,134             84,678
                                                        ----------         ----------
Total owners' equity                                     1,256,263          1,040,273
                                                        ----------         ----------
Total liabilities and owners' equity                    $2,657,004         $2,094,337
                                                        ==========         ==========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                            THREE               THREE
                                                         MONTHS ENDED        MONTHS ENDED
                                                        JUNE 30, 1998       JUNE 30, 1997
                                                      -----------------   ------------------
REVENUE
Rental                                                         $ 68,018           $ 39,341
Operating expense reimbursement                                  23,124             11,941
Management fees                                                     150                158
Interest and other                                                  116               (249)
                                                              ---------          ---------
Total revenue                                                    91,408             51,191
                                                              ---------          ---------

OPERATING EXPENSES
Rental property expenses                                         16,723              9,276
Real estate taxes                                                 7,518              4,202
General and administrative                                        3,697              2,295
Depreciation and amortization                                    16,520              9,318
                                                              ---------          ---------
Total operating expenses                                         44,458             25,091
                                                              ---------          ---------
Operating income                                                 46,950             26,100

Write off of deferred financing costs                                 -              2,566

Interest expense                                                 18,853             11,329
                                                              ---------          ---------
Net income                                                     $ 28,097           $ 12,205
                                                              =========          =========

Net income allocated to general partner                        $ 26,036           $ 10,955
Net income allocated to limited partners                          2,061              1,250
                                                              =========          =========

See accompanying notes.

   CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SIX                SIX
                                                          MONTHS ENDED       MONTHS ENDED
                                                         JUNE 30, 1998      JUNE 30, 1997
                                                         --------------     --------------
REVENUE
Rental                                                       $129,033          $73,982
Operating expense reimbursement                                43,374           22,790
Management fees                                                   297              311
Interest and other                                              1,323              590
                                                             --------          -------
Total revenue                                                 174,027           97,673
                                                             --------          -------

OPERATING EXPENSES
Rental property expenses                                       31,639           17,915
Real estate taxes                                              14,537            7,482
General and administrative                                      7,047            4,782
Depreciation and amortization                                  30,739           17,288
                                                             --------          -------
Total operating expenses                                       83,962           47,467
                                                             --------          -------

Operating income                                               90,065           50,206

Write off of deferred financing costs                               -            2,566

Interest expense                                               35,419           23,911
                                                             --------          -------
Net income                                                   $ 54,646          $23,729
                                                             ========          =======

Net income allocated to general partner                      $ 50,776          $21,504
Net income allocated to limited partner                         3,870            2,225
                                                             ========          =======






             CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                       (UNAUDITED AND IN THOUSANDS)

                                                              SIX                 SIX
                                                          MONTHS ENDED        MONTHS ENDED
                                                         JUNE 30, 1998      JUNE 30, 1997
                                                       ----------------    ----------------
OPERATING ACTIVITIES
Net income                                                  $ 54,646            $  23,729
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                             30,739               17,288
    Amortization of deferred financing costs                   2,193                4,951
    Loss on sale                                               1,048                1,143
    Noncash compensation                                         211                  211
    Changes in operating assets and liabilities:
      Accounts receivable                                     (1,016)              (3,011)
      Prepaid expenses and other assets                       (1,645)              (4,729)
      Accounts payable                                         6,656                2,918
      Accrued interest                                         5,700                 (510)
      Other liabilities                                       10,063                6,461
                                                           ----------           ---------
Net cash provided by operating activities                    108,595               48,451
                                                           ----------           ---------
INVESTING ACTIVITIES
    Investment in properties                                (389,112)            (264,744)
    Disposition of properties                                 11,115               24,970
    Investment in development in progress                   (141,995)             (92,089)
    Investment in land held for development                     (208)              (4,865)
    Increase in deferred leasing costs                        (6,023)              (3,421)
                                                           ----------           ---------
Net cash used in investing activities                       (526,223)            (340,149)
                                                           ----------           ---------

FINANCING ACTIVITIES
    Proceeds from issuance of unsecured notes                275,000                    -
    Proceeds from mortgage loans                                   -              120,473
    Repayments of mortgage loans                             (11,505)              (6,538)
    Proceeds from lines of credit                            421,000              442,018
    Repayments on lines of credit                           (423,000)            (412,710)
    Increase in deposits on pending acquisitions                 (37)                (214)
    Increase in deferred financing costs                        (530)              (4,945)
    Capital contributions                                    197,616              191,713
    Distributions to partners                                (55,653)             (32,661)
                                                           ----------           ---------
Net cash provided by financing activities                    402,891              297,136

(Decrease) increase in cash and cash equivalents             (14,737)               5,438

Cash and cash equivalents at beginning of period              55,079               19,612
                                                           ----------           ---------
Cash and cash equivalents at end of period                  $ 40,342            $  25,050
                                                           ==========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                            $  2,768            $   6,228
Acquisition of properties                                    (82,064)             (62,084)
Assumption of mortgage loans                                  63,918               33,292
Issuance of operating partnership units                       18,146               28,792
Noncash compensation                                             785                  673
Conversion of convertible debentures                           3,831               23,226
                                                           ==========          ==========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1998

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

The EITF 97-11 ruling "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", effective March 19, 1998, requires the expensing of internal acquisition costs. The Company has adopted this release as of January 1, 1998 and accordingly, the results of operations for the quarter and six months ended June 30, 1998 reflect the expensing of internal acquisition costs. The adoption of the ruling did not have a material effect on the results of operations for the quarter or the six months ended June 30, 1998 and it is not anticipated that it will have a material effect on the Company's results of operations for future periods.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At June 30, 1998, the Trust owned a 91.85% interest in the Operating Partnership as the sole general partner and a 0.02% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

On January 22, 1998, the Company sold $75 million principal amount of 6.375% notes due 2013. Such notes are subject to mandatory repayment of principal to the holders thereof in 2003 pursuant to a call/put option relating to such notes. On January 23, 1998, the Company sold $100 million principal amount of 7.50% notes due 2018. On June 5, 1998, the

Company sold $100 million principal amount of 6.60% notes due 2002. The aggregate net proceeds to the Company from such offerings were approximately $272.7 million.

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

On August 4, 1998, the Company consummated a public offering of 3,960,820 common shares. The aggregate net proceeds to the Company from such offering were approximately $99.2 million.

NOTE 3 - PRO FORMA INFORMATION
------------------------------
The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and the first six months of 1998 and the acquisitions of 170 properties acquired in 1997 and 83 properties acquired during the first six months of 1998, had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $431.9 million.

                                             SIX MONTHS ENDED
                                  ---------------------------------------
                                     JUNE 30, 1998        JUNE 30, 1997
                                  ------------------   ------------------
                                               (IN THOUSANDS)

Total revenue                          $184,213             $163,736
Net income                               57,294               48,758

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings and the acquisitions of 1997 and the six months of 1998 as of January 1, 1997, nor does it purport to represent the results of operations of the Company for future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

The following discussion compares the activities of the Company for the three and six months ended June 30, 1998 (unaudited) with the activities of the Company for the three and six months ended June 30, 1997 (unaudited). As a result of the significant level of acquisition and development activities by the Company in 1998 and 1997, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

The composition of the Company's in-service portfolio of rental properties as of June 30, 1998 and 1997 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                   JUNE 30,              JUNE 30,                JUNE 30,
TYPE                            1998      1997         1998    1997           1998      1997
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution      17,556    13,455       44.5%    50.9%         95.2%     95.4%
Industrial - Flex              10,934     6,285       27.7%    23.7%         93.5%     91.9%
Office                         10,990     6,707       27.8%    25.4%         96.3%     89.8%
                               ------    ------      -------  -------       -------   -------

Total                          39,480    26,447      100.0%   100.0%         95.0%     93.2%
                               ======    ======      ======   ======        ======    ======

The expiring square feet and annual base rent by year for the above in-service portfolio of rental properties as of June 30, 1998 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
1998            1,257   $ 4,582       1,153   $ 7,870         970   $ 10,186      3,380   $ 22,638
1999            2,221    10,028       1,881    13,589       1,656     17,297      5,758     40,914
2000            2,029     9,212       1,867    13,603       2,161     28,811      6,057     51,626
2001            2,543    12,161       1,928    14,080       1,424     17,576      5,895     43,817
2002            2,396    10,121         999     8,214       1,024     12,316      4,419     30,651
2003            1,299     6,486         843     7,096         767      9,756      2,909     23,338
Thereafter      4,961    24,656       1,555    15,773       2,587     36,124      9,103     76,553
               ------   --------     ------   --------     ------   --------     ------   --------

Total          16,706   $77,246      10,226   $80,225      10,589   $132,066     37,521   $289,537
               ======   ========     ======   ========     ======   ========     ======   ========

The scheduled deliveries of the 5.0 million square feet of properties under development as of June 30, 1998 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                        PERCENT LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      JUNE 30, 1998    TOTAL INVESTMENT
----------------         -----   -----   ------   -----      --------------    ----------------
3rd Quarter 1998            69     219      449     737            81.0%           $ 65,916
4th Quarter 1998           887     132      407   1,426            82.4%             84,811
1st Quarter 1999           152     215       75     442             5.2%             27,473
2nd Quarter 1999           133     378       75     586            57.9%             29,755
Thereafter                 566     156    1,108   1,830            34.1%            199,417
                         -----   -----   ------   -----           ------          ---------
Total                    1,807   1,100    2,114   5,021            54.9%           $407,372
                         =====   =====   ======   =====           ======          =========

RESULTS OF OPERATIONS
---------------------

For the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997.
-----------------------------------------------------------------------

Rental revenues increased from $39.3 million to $68.0 million, or by 73%, for the three months ended June 30, 1997 to 1998 and increased from $74.0 million to $129.0 million, or by 74%, for the six months ended June 30, 1997 to 1998. These increases are primarily due to the increase in the number of properties in operation ("Operating Properties") during the respective periods. As of June 30, 1997, the Company had 326 Operating Properties and, as of June 30, 1998, the Company had 540 Operating Properties. From January 1, 1997 through March 31, 1997, and from April 1, 1997 through June 30, 1997, the Company acquired or completed the development on 26 properties and 46 properties, respectively, for Total Investments (as defined below) of approximately $158.9 million and $259.5 million, respectively. From January 1, 1998 through March 31, 1998, and from April 1, 1998 through June 30, 1998, the Company acquired or completed the development on 55 properties and 48 properties, respectively, for Total Investments of approximately $301.6 million and $224.8 million, respectively. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Operating expense reimbursement increased from $11.9 million to $23.1 million for the three months ended June 30, 1997 to 1998 and from $22.8 million to $43.4 million for the six months ended June 30, 1997 to 1998. These increases are a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 88.6% for the three months ended June 30, 1997 to 95.4% for the three months ended June 30, 1998, and from 89.7% for the six months ended June 30, 1997 to 93.9% for the six months ended June 30, 1998, due to the increase in occupancy.

Rental property and real estate tax expenses increased from $13.5 million to $24.2 million for the three months ended June 30, 1997 to 1998 and from $25.4 million to $46.2 million for the six months ended June 30, 1997 to 1998. These increases are due to the increase in the number of properties owned during the respective periods.

Property level operating income for the "Same Store" properties
(properties owned as of January 1, 1997) increased from $61.5 million to $64.7 million for the six months ended June 30, 1997 to 1998, an increase of 5.2%. This increase is due to increases in the rental rates for the properties and increases in occupancy.

Set forth below is a schedule comparing the property level operating income for the Same Store properties for the six month periods ended June 30, 1998 and 1997.
                                             SIX MONTHS ENDED
                                              (IN THOUSANDS)
                                    -------------------------------------
                                     JUNE 30, 1998        JUNE 30, 1997
                                    ----------------    -----------------
Rental revenue                           $ 65,909            $ 63,676
Operating expense reimbursement            19,511              19,683
                                         --------            --------
                                           85,420              83,359

Rental property expenses                   14,649              15,998
Real estate taxes                           6,066               5,869
                                         --------            --------
Property level operating income          $ 64,705            $ 61,492
                                         ========            ========

General and administrative expenses increased from $2.3 million for the three months ended June 30, 1997 to $3.7 million for the three months ended June 30, 1998, and from $4.8 million for the six months ended June 30, 1997 to $7.0 million for the six months ended June 30, 1998, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. Additionally, the three and six month periods ended June 30, 1998 reflect the expensing of internal acquisition costs as of January 1, 1998 in compliance with EITF 97-11, whereas these costs were previously capitalized. These increases are somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of properties.

Depreciation and amortization expense increased from $9.3 million for the three months ended June 30, 1997 to $16.5 million for the three months ended June 30, 1998, and from $17.3 million for the six months ended June 30, 1997 to $30.7 million for the six months ended June 30, 1998. These increases are due to an increase in the number of properties owned during the respective periods.

Interest expense increased from $11.3 million for the three months ended June 30, 1997 to $18.9 million for the three months ended June 30, 1998, and from $23.9 million for the six months ended June 30, 1997 to $35.4 million for the six months ended June 30, 1998. These increases are due to increases in the average debt outstanding for the second quarter of 1997 compared to the second quarter of 1998, from $723.8 million to $1,220.3 million, and for the six months ended June 30, 1997 to June 30, 1998, from $708.8 million to $1,133.6 million. Such increases were partially offset by reduced interest rates. The reduction in interest rates was partially the result of the Company receiving investment grade ratings from both Standard & Poor's Ratings Group ("S&P") and Moody's Investors Service, Inc. ("Moody's") during mid-1997 which enabled the Company to access public debt markets and other borrowings more economically. Further, the increase in interest expense was partially offset by the approximately $2.6 million in deferred financing costs which were written off in the three months ended June 30, 1997, as a result of the termination of the secured Lines of Credit.

As a result of the foregoing, the Company's operating income increased from $26.1 million for the three months ended June 30, 1997 to $47.0 million for the three months ended June 30, 1998, and from $50.2 million for the six months ended June 30, 1997 to $90.1 million for the six months ended June 30, 1998. In addition, income before minority interest for the three months increased from $12.2 million for the three months ended June 30, 1997 to $28.1 million for the three months ended June 30, 1998, and from $23.7 million for the six months ended June 30, 1997 to $54.6 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents of $40.3 million.

Net cash flow provided by operating activities increased from $48.5 million for the six months ended June 30, 1997 to $108.6 million for the six months ended June 30, 1998. This $60.1 million increase was primarily due to the cash provided by the additional Operating Properties in service during the latter period.

Net cash used in investing activities increased from $340.1 million for the six months ended June 30, 1997 to $526.2 million for the six months ended June 30, 1998. This increase primarily resulted from increased acquisition activity in the first six months of 1998 as compared to the first six months of 1997.

Net cash provided by financing activities increased from $297.1 million for the six months ended June 30, 1997 to $402.9 million for the six months ended June 30, 1998. This increase was attributable to the issuance of $275 million principal amount of unsecured notes and the issuance of 7,752,128 common shares which generated net proceeds of $469.9 million during the six months ended June 30, 1998.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its long-term liquidity requirements such as property acquisition and development activities primarily through its $325.0 million unsecured line of credit (the "Credit Facility"), which Credit Facility matures May, 1999, and can be extended for one year. The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's and S&P. On June 23, 1997, Moody's raised its prospective senior debt rating of the Company to Baa3 from Ba2 and on July 22, 1997, S&P assigned a BBB-prospective senior debt rating to the Company. At these ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over the Eurodollar Rate.

Periodically, the Company pays down borrowings on the Credit Facility with funds from long-term capital sources. In the first six months of 1998, the Company used approximately $423.0 million of the proceeds from the common share offerings and from unsecured note issuances to paydown the Credit Facility.

As of June 30, 1998, $416.0 million in mortgage loans were outstanding with maturities ranging from 1998 to 2013. The interest rates on $390.3 million of mortgage loans are fixed and range from 6.0% to 9.1%. Interest rates on $25.7 million of mortgage loans float with LIBOR or prime, of which $19.1 million is subject to certain caps. The weighted average interest rate for the mortgage loans is 7.6%, and the weighted average remaining term is 7.7 years.

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

On February 21, 1997, the Company filed a shelf registration with the Securities and Exchange Commission that enabled the Company to offer up to an aggregate of $850.0 million of securities, including common shares of beneficial interest, preferred shares of beneficial interest and debt (the "Second Shelf Registration").

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

On January 12, 1998, the Company augmented its medium-term note program to enable the Company to offer, in the aggregate, up to $450 million of the Operating Partnership's medium-term notes. Under the program, on January 22, 1998, the Company sold $75 million principal amount of 6.375% notes due 2013. Such notes are subject to mandatory repayment of principal to the holders thereof in 2003 pursuant to a call/put option relating to such notes. Also under the program, on January 23, 1998, the Company sold $100 million principal amount of 7.50% notes due 2018. On June 5, 1998, the Company sold $100 million principal amount of 6.6% notes due 2002. The aggregate net proceeds to the Company from such offerings were approximately $272.7 million.

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

On August 4, 1998, the Company consummated a public offering of 3,960,820 common shares. The aggregate net proceeds to the Company from such offering were approximately $99.2 million.

Presently, the Company has the capacity pursuant to the Shelf
Registration Statement to issue $696.8 million in equity securities and the Operating Partnership has the capacity to issue $375.7 million in debt securities (including the $175.5 million of medium-term notes available under the medium-term note program).

Calculation of Funds from Operations

Management generally considers Funds from Operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from Operations is defined by NAREIT as net income or loss after preferred dividends (computed in accordance with generally accepted accounting principals ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real-estate related depreciation and amortization and minority interest and excluding significant non-recurring events that materially distort the comparative measurement of the Company's performance over time. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from Operations for the three and six months ended June 30, 1998 and June 30, 1997 are as follows:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                      (IN THOUSANDS)             (IN THOUSANDS)
                                   ----------------------     ---------------------
                                    JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                      1998        1997          1998         1997
                                   ----------  ----------     ----------  ---------
Income available to common
  shareholders                     $ 23,286    $ 10,955       $  45,276   $  21,504
Addback:
  Minority interest                   2,061       1,250           3,870       2,225
  Depreciation and amortization      16,199       9,209          30,279      17,068
  Loss on sale                        1,048       1,143           1,048       1,143
  Write off of deferred
    financing costs                       -       2,566               -       2,566
                                   ========    ========       =========   =========
Funds from operations              $ 42,594    $ 25,123       $  80,473   $  44,506
                                   ========    ========       =========   =========

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1998 Annual Meeting of Shareholders of the Trust was held on May 20, 1998.

         At the meeting, management's nominees, Willard G. Rouse III, M. Leanne Lachman and J. Anthony Hayden, were elected to fill the three available positions as Class I trustees. Voting (expressed in number of shares) was as follows: Mr. Rouse: 45,994,826 for, 4,799,069 against or withheld and no abstentions or broker non-votes; Ms. Lachman: 46,001,634 for, 4,792,261 against or withheld and no abstentions or broker non-votes; and Mr. Hayden: 45,998,524 for, 4,795,371 against or withheld and no abstentions or broker non-votes.

         Trustees whose terms of office as trustee continued after the meeting were Frederick F. Buchholz and Stephen B. Siegel, whose terms expire in 1999, and Joseph P. Denny, David L. Lingerfelt and John A. Miller, CLU, whose terms expire in 2000.

Item 5.  Other Information

         A shareholder of the Company may wish to have a proposal presented at the Annual Meeting of Shareholders in 1999, but not to have such proposal included in the Company's Proxy Statement and form of proxy relating to that Meeting. Pursuant to Section 12(b) of the Company's By-laws, notice of any such proposal must be received by the Company between February 19, 1999 and March 21, 1999. If it is not received during this time, such proposal shall be deemed "untimely" for purposes of Securities and Exchange Commission Rule 14A-4(c), and, therefore, the Company will have the right to exercise discretionary voting authority with respect to such proposal. Any such notice should be directed to the Company at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355, attention: James J. Bowes, Secretary and General Counsel.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             4      Note, Relating to the Issuance by the Operating
Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002.

             27     Financial Data Schedule (EDGAR VERSION ONLY)

         b.  Reports on Form 8-K

             During the quarter ended June 30, 1998, the Registrants filed three current reports on Form 8-K:

             (i) report dated April 16, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Pureland Properties (as defined therein) and certain pro forma financial information;

             (ii) report dated June 11, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for 2800 Northwest Boulevard (as defined therein) and certain pro forma financial information;

             (iii) report dated June 24, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for Boca Colonnade (as defined therein) and certain pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ JOSEPH P. DENNY                           August 7, 1998
------------------------------           --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   August 7, 1998
------------------------------           --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ JOSEPH P. DENNY                           August 7, 1998
------------------------------           --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   August 7, 1998
------------------------------           --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------        ------------------------------------------------------

4 Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million
                   Principal Amount of its 6.60% Medium-Term Notes due
                   2002.

27                 Financial Data Schedule (EDGAR VERSION ONLY)