Form 10-Q
period 1998-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1998-11-05
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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

On November 4, 1998, 65,573,383 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at September 30, 1998 and December 31, 1997.       4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended September
          30, 1998 and September 30, 1997.                         5

          Consolidated statements of operations of Liberty
          Property Trust for the nine months ended September
          30, 1998 and September 30, 1997.                         6

          Consolidated statements of cash flows of Liberty
          Property Trust for the nine months ended September
          30, 1998 and September 30, 1997.                         7

          Notes to consolidated financial statements for
          Liberty Property Trust.                                  8-11

          Consolidated balance sheets of Liberty Property
          Limited Partnership at September 30, 1998 and
          December 31, 1997.                                       12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended September 30, 1998 and September 30, 1997.         13

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 1998 and September 30, 1997.         14

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 1998 and September 30, 1997.         15

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                    16-17

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                     17-26

Part II.  Other Information                                        27
---------------------------

Signatures                                                         28

Exhibit Index                                                      29

-----------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures, the costs and risks associated with the Year 2000 issue, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company"). These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, the potential adverse impact of market interest rates on the market price for the Company's securities and risks relating to the Year 2000 issue.

                  CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                    ------------------   -----------------
                                                          (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  345,795          $  238,519
  Buildings and improvements                                2,255,566           1,649,512
  Less accumulated depreciation                              (191,375)           (149,311)
                                                           ----------          ----------
Operating real estate                                       2,409,986           1,738,720

  Development in progress                                     226,583             156,093
  Land held for development                                    85,938              61,904
                                                           ----------          ----------
Net real estate                                             2,722,507           l,956,717

Cash and cash equivalents                                      10,610              55,079
Accounts receivable                                             9,569               6,517
Deferred financing and leasing costs,
  net of accumulated amortization (1998,
  $47,007; 1997, $40,560)                                      35,513              32,536
Prepaid expenses and other assets                              47,567              43,488
                                                           ----------          ----------
Total assets                                               $2,825,766          $2,094,337
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  414,917          $  363,591
Unsecured notes                                               625,000             350,000
Credit facility                                               198,000             135,000
Convertible debentures                                        104,034             111,543
Accounts payable                                               21,737              14,544
Accrued interest                                                8,421              10,960
Dividend payable                                               33,573              25,927
Other liabilities                                              54,170              42,499
                                                           ----------          ----------
Total liabilities                                           1,459,852           1,054,064

Minority interest                                             101,487              84,678

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized; 5,000,000 shares issued and
  outstanding as of September 30, 1998 and
  December 31, 1997                                           120,814             120,814
Common shares of beneficial interest, $.001
  par value, 200,000,000 shares authorized,
  65,371,193 and 52,692,940 shares issued
  and outstanding as of September 30, 1998
  and December 31, 1997, respectively                              65                  53
Additional paid-in capital                                  1,162,897             846,949
Unearned compensation                                            (667)               (985)
Dividends in excess of net income                             (18,682)            (11,236)
                                                           ----------         -----------
Total shareholders' equity                                  1,264,427             955,595
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $2,825,766          $2,094,337
                                                           ==========         ===========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE                THREE
                                                      MONTHS ENDED         MONTHS ENDED
                                                   SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                   ------------------    ------------------
REVENUE
Rental                                                  $  74,264             $  45,241
Operating expense reimbursement                            27,674                15,331
Management fees                                               150                   205
Interest and other                                          1,458                 1,654
                                                        ---------             ---------
Total revenue                                             103,546                62,431
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   20,147                11,934
Real estate taxes                                           9,228                 4,815
General and administrative                                  4,362                 2,820
Depreciation and amortization                              18,070                11,499
                                                        ---------             ---------
Total operating expenses                                   51,807                31,068
                                                        ---------             ---------

Operating income                                           51,739                31,363

Premium on debenture conversion                                 -                    98
Write off of deferred financing costs                           -                   353
Interest expense                                           20,836                13,341
                                                        ---------             ---------

Income before minority interest                            30,903                17,571

Minority interest                                           2,092                 1,590
                                                        ---------             ---------
Net income                                                 28,811                15,981

Preferred dividend                                          2,750                 1,497
                                                        ---------             ---------
Income available to common shareholders                 $  26,061             $  14,484
                                                        =========             =========

Income per common share - basic                         $    0.41             $    0.35
                                                        =========             =========

Income per common share - diluted                       $    0.41             $    0.35
                                                        =========             =========

Dividends declared per common share                     $    0.45             $    0.42
                                                        =========             =========
Weighted average number of common shares
  outstanding - basic                                      63,438                41,333
                                                        =========             =========
Weighted average number of common shares
  outstanding - diluted                                    63,671                41,661
                                                        =========             =========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NINE               NINE
                                                       MONTHS ENDED       MONTHS ENDED
                                                    SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                    ------------------  ------------------
REVENUE
Rental                                                    $203,297           $119,223
Operating expense reimbursement                             71,048             38,121
Management fees                                                447                516
Interest and other                                           2,781              2,244
                                                          --------           --------
Total revenue                                              277,573            160,104
                                                          --------           --------
OPERATING EXPENSES
Rental property expenses                                    51,786             29,849
Real estate taxes                                           23,765             12,297
General and administrative                                  11,409              7,602
Depreciation and amortization                               48,809             28,787
                                                          --------           --------
Total operating expenses                                   135,769             78,535
                                                          --------           --------

Operating income                                           141,804             81,569

Premium on debenture conversion                                  -                 98
Write off of deferred financing costs                            -              2,919
Interest expense                                            56,255             37,252
                                                          --------           --------

Income before minority interest                             85,549             41,300

Minority interest                                            5,962              3,815
                                                          --------           --------

Net income                                                  79,587             37,485

Preferred dividend                                           8,250              1,497
                                                          --------           --------

Income available to common shareholders                   $ 71,337           $ 35,988
                                                          ========           ========

Income per common share - basic                           $   1.20           $   0.94
                                                          ========           ========

Income per common share - diluted                         $   1.19           $   0.93
                                                          ========           ========

Dividends declared per common share                       $   1.29           $   1.24
                                                          ========           ========

Weighted average number of common shares
  outstanding - basic                                       59,507             38,263
                                                          ========           ========

Weighted average number of common shares
  outstanding - diluted                                     59,810             38,551
                                                          ========           ========

See accompanying notes.

     CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                       (UNAUDITED AND IN THOUSANDS)

                                                           NINE                  NINE
                                                       MONTHS ENDED          MONTHS ENDED
                                                    SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                    ------------------    ------------------
OPERATING ACTIVITIES
Net income                                              $  79,587             $  37,485
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          48,809                28,787
    Amortization of deferred financing costs                3,119                 6,353
    Minority interest in net income                         5,962                 3,815
    Loss on sale                                            1,048                   543
    Noncash compensation                                      317                   317
    Changes in operating assets and liabilities:
      Accounts receivable                                  (3,052)               (5,505)
      Prepaid expenses and other assets                    (4,878)               (4,455)
      Accounts payable                                      7,193                 6,294
      Accrued interest                                     (2,539)               (3,017)
      Other liabilities                                    12,625                20,143
                                                        ----------            ---------
Net cash provided by operating activities                 148,191                90,760
                                                        ----------            ---------
INVESTING ACTIVITIES
    Investment in properties                             (498,433)             (400,310)
    Disposition of properties                              11,115                27,410
    Investment in development in progress                (198,718)             (144,295)
    Investment in land held for development               (24,034)              (12,785)
    Increase in deferred leasing costs                     (9,356)               (6,096)
                                                        ----------            ---------
Net cash used in investing activities                    (719,426)             (536,076)
                                                        ----------            ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares           297,567               187,592
    Proceeds from issuance of preferred shares                  -               125,000
    Proceeds from issuance of unsecured notes             275,000               200,000
    Proceeds from mortgage loans                                -               124,815
    Repayments of mortgage loans                          (21,961)               (7,855)
    Proceeds from lines of credit                         567,000               600,017
    Repayments on lines of credit                        (504,000)             (720,709)
    Increase in deposits on pending acquisitions              (24)                 (146)
    Increase deferred financing costs                        (745)               (7,807)
    Common dividends                                      (71,498)              (45,208)
    Preferred dividends                                    (8,250)               (1,497)
    Distributions to partners                              (6,323)               (4,401)
                                                        ----------            ---------
Net cash provided by financing activities                 526,766               449,801

(Decrease) increase in cash and cash equivalents          (44,469)                4,485

Cash and cash equivalents at beginning of period           55,079                19,612
                                                        ----------            ---------
Cash and cash equivalents at end of period              $  10,610             $  24,097
                                                        ==========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $   2,595             $   6,232
Acquisition of properties                                (100,981)              (62,084)
Assumption of mortgage loans                               73,287                33,292
Issuance of operating partnership units                    27,694                28,792
Noncash compensation                                          954                   686
Conversion of convertible debentures                        7,277                54,105
                                                        ==========            =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   SEPTEMBER 30, 1998

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

The following tables set forth the computation of basic and diluted income per common share for the three and nine month periods ended September 30, 1998 and 1997:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                              ENDED SEPTEMBER 30, 1998               ENDED SEPTEMBER 30, 1997
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 28,811                                 $ 15,981
Less: Preferred
 dividends                2,750                                    1,497
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                26,061       63,438       $  0.41        14,484       41,333       $  0.35
                                                   =======                                  =======
Effect of dilutive
 securities
 Options                      -          233                           -          328
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 26,061       63,671       $  0.41      $ 14,484       41,661       $  0.35
                       ========      =======       =======      ========      =======       =======

                                FOR THE NINE MONTHS                    FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30, 1998               ENDED SEPTEMBER 30, 1997
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 79,587                                 $ 37,485
Less: Preferred
 dividends                8,250                                    1,497
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                71,337       59,507       $  1.20        35,988       38,263       $  0.94
                                                   =======                                  =======
Effect of dilutive
 securities
 Options                      -          303                           -          288
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 71,337       59,810       $  1.19      $ 35,988       38,551       $  0.93
                       ========      =======       =======      ========      =======       =======

The EITF 97-11 ruling "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", effective March 19, 1998, requires the expensing of internal acquisition costs. The Company has adopted this release as of January 1, 1998 and accordingly, the results of operations for the quarter and nine months ended September 30, 1998 reflect the expensing of internal acquisition costs. The adoption of the ruling did not have a material effect on the results of operations for the quarter or the nine months ended September 30, 1998, and it is not anticipated that it will have a material effect on the Company's results of operations for future periods.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At September 30, 1998, the Trust owned a 92.56% interest in the Operating Partnership as the sole general partner and a 0.01% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

NOTE 3 - PRO FORMA INFORMATION
------------------------------

The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and the first nine months of 1998 and the acquisitions of 170 properties acquired in 1997 and 132 properties acquired during the first nine months of 1998, had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $554.8 million.

                                            NINE MONTHS ENDED
                                ----------------------------------------
                                SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                -------------------   ------------------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenue                          $295,900            $261,466
Income available to common
  shareholders                           77,995              65,676
Income per share - basic               $   1.19            $   1.00
Income per share - diluted             $   1.19            $   1.00

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings and the acquisitions of 1997 and the first nine months of 1998 as of January 1, 1997, nor does it purport to represent the results of operations of the Company for future periods.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                    SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                    ------------------  -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  345,795         $  238,519
  Buildings and improvements                             2,255,566          1,649,512
  Less accumulated depreciation                           (191,375)          (149,311)
                                                        ----------         ----------

Operating real estate                                    2,409,986          1,738,720

  Development in progress                                  226,583            156,093
  Land held for development                                 85,938             61,904
                                                        ----------         ----------
Net real estate                                          2,722,507          l,956,717

Cash and cash equivalents                                   10,610             55,079
Accounts receivable                                          9,569              6,517
Deferred financing and leasing costs,
  net of accumulated amortization
  (1998, $47,007; 1997, $40,560)                            35,513             32,536
Prepaid expenses and other assets                           47,567             43,488
                                                        ----------         ----------
Total assets                                            $2,825,766         $2,094,337
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  414,917         $  363,591
Unsecured notes                                            625,000            350,000
Credit facility                                            198,000            135,000
Convertible debentures                                     104,034            111,543
Accounts payable                                            21,737             14,544
Accrued interest                                             8,421             10,960
Dividend payable                                            33,573             25,927
Other liabilities                                           54,170             42,499
                                                        ----------         ----------
Total liabilities                                        1,459,852          1,054,064

OWNERS' EQUITY
General partner's equity                                 1,264,427            955,595
Limited partners' equity                                   101,487             84,678
                                                        ----------         ----------
Total owners' equity                                     1,365,914          1,040,273
                                                        ----------         ----------
Total liabilities and owners' equity                    $2,825,766         $2,094,337
                                                        ==========         ==========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                         THREE               THREE
                                                      MONTHS ENDED        MONTHS ENDED
                                                   SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                   ------------------  ------------------
REVENUE
Rental                                                      $ 74,264           $ 45,241
Operating expense reimbursement                               27,674             15,331
Management fees                                                  150                205
Interest and other                                             1,458              1,654
                                                           ---------          ---------
Total revenue                                                103,546             62,431
                                                           ---------          ---------

OPERATING EXPENSES
Rental property expenses                                      20,147             11,934
Real estate taxes                                              9,228              4,815
General and administrative                                     4,362              2,820
Depreciation and amortization                                 18,070             11,499
                                                           ---------          ---------
Total operating expenses                                      51,807             31,068
                                                           ---------          ---------
Operating income                                              51,739             31,363

Premium on debenture conversions                                   -                 98
Write off of deferred financing costs                              -                353
Interest expense                                              20,836             13,341
                                                           ---------          ---------
Net income                                                  $ 30,903           $ 17,571
                                                           =========          =========

Net income allocated to general partner                     $ 28,811           $ 15,981
Net income allocated to limited partners                       2,092              1,590
                                                           =========          =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                       (UNAUDITED AND IN THOUSANDS)

                                                           NINE               NINE
                                                       MONTHS ENDED       MONTHS ENDED
                                                    SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                    ------------------  ------------------
REVENUE
Rental                                                     $203,297          $ 119,223
Operating expense reimbursement                              71,048             38,121
Management fees                                                 447                516
Interest and other                                            2,781              2,244
                                                           --------          ---------
Total revenue                                               277,573            160,104
                                                           --------          ---------

OPERATING EXPENSES
Rental property expenses                                     51,786             29,849
Real estate taxes                                            23,765             12,297
General and administrative                                   11,409              7,602
Depreciation and amortization                                48,809             28,787
                                                           --------          ---------
Total operating expenses                                    135,769             78,535
                                                           --------          ---------

Operating income                                            141,804             81,569

Premium on debenture conversion                                   -                 98
Write off of deferred financing costs                             -              2,919
Interest expense                                             56,255             37,252
                                                           --------          ---------
Net income                                                 $ 85,549          $  41,300
                                                           ========          =========

Net income allocated to general partner                    $ 79,587          $  37,485
Net income allocated to limited partner                       5,962              3,815
                                                           ========          =========

             CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                       (UNAUDITED AND IN THOUSANDS)

                                                        NINE                   NINE
                                                     MONTHS ENDED          MONTHS ENDED
                                                  SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                  ------------------     ------------------

OPERATING ACTIVITIES
Net income                                             $  85,549              $  41,300
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                         48,809                 28,787
    Amortization of deferred financing costs               3,119                  6,353
    Loss on sale                                           1,048                    543
    Noncash compensation                                     317                    317
    Changes in operating assets and liabilities:
      Accounts receivable                                 (3,052)                (5,505)
      Prepaid expenses and other assets                   (4,878)                (4,455)
      Accounts payable                                     7,193                  6,294
      Accrued interest                                    (2,539)                (3,017)
      Other liabilities                                   12,625                 20,143
                                                       ----------             ---------
Net cash provided by operating activities                148,191                 90,760
                                                       ----------             ---------
INVESTING ACTIVITIES
    Investment in properties                            (498,433)              (400,310)
    Disposition of properties                             11,115                 27,410
    Investment in development in progress               (198,718)              (144,295)
    Investment in land held for development              (24,034)               (12,785)
    Increase in deferred leasing costs                    (9,356)                (6,096)
                                                       ----------             ---------
Net cash used in investing activities                   (719,426)              (536,076)
                                                       ----------             ---------

FINANCING ACTIVITIES
    Proceeds from issuance of unsecured notes            275,000                200,000
    Proceeds from mortgage loans                               -                124,815
    Repayments of mortgage loans                         (21,961)                (7,855)
    Proceeds from lines of credit                        567,000                600,017
    Repayments on lines of credit                       (504,000)              (720,709)
    Increase in deposits on pending acquisitions             (24)                  (146)
    Increase in deferred financing costs                    (745)                (7,807)
    Capital contributions                                297,567                312,592
    Distributions to partners                            (86,071)               (51,106)
                                                       ----------             ---------
Net cash provided by financing activities                526,766                449,801

(Decrease) increase in cash and cash equivalents         (44,469)                 4,485

Cash and cash equivalents at beginning of period          55,079                 19,612
                                                       ----------             ---------
Cash and cash equivalents at end of period             $  10,610              $  24,097
                                                       ==========             =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                       $   2,595              $   6,232
Acquisition of properties                               (100,981)               (62,084)
Assumption of mortgage loans                              73,287                 33,292
Issuance of operating partnership units                   27,694                 28,792
Noncash compensation                                         954                    686
Conversion of convertible debentures                       7,277                 54,105
                                                         =========            =========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 SEPTEMBER 30, 1998

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

The EITF 97-11 ruling "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", effective March 19, 1998, requires the expensing of internal acquisition costs. The Company has adopted this release as of January 1, 1998 and accordingly, the results of operations for the quarter and nine months ended September 30, 1998 reflect the expensing of internal acquisition costs. The adoption of the ruling did not have a material effect on the results of operations for the quarter or the nine months ended September 30, 1998 and it is not anticipated that it will have a material effect on the Company's results of operations for future periods.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). At September 30, 1998, the Trust owned a 92.56% interest in the Operating Partnership as the sole general partner and a 0.01% interest as a limited partner. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

NOTE 3 - PRO FORMA INFORMATION
------------------------------
The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and the first nine months of 1998 and the acquisitions of 170 properties acquired in 1997 and 132 properties acquired during the first nine months of 1998, had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $554.8 million.

                                             NINE MONTHS ENDED
                                  --------------------------------------
                                  SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                  ------------------  ------------------
                                               (IN THOUSANDS)

Total revenue                          $295,900             $261,466
Net income                               92,505               79,197

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings and the acquisitions of 1997 and the nine months of 1998 as of January 1, 1997, nor does it purport to represent the results of operations of the Company for future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

The following discussion compares the activities of the Company for the three and nine months ended September 30, 1998 (unaudited) with the activities of the Company for the three and nine months ended September 30, 1997 (unaudited). As a result of the significant level of acquisition and development activities by the Company in 1998 and 1997, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

The composition of the Company's in-service portfolio of rental properties as of September 30, 1998 and 1997 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                 SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
TYPE                            1998      1997         1998     1997          1998     1997
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution      17,852    13,947       42.4%    48.8%         95.4%     93.8%
Industrial - Flex              12,334     7,598       29.3%    26.6%         93.3%     94.0%
Office                         11,905     7,043       28.3%    24.6%         95.8%     92.5%
                               ------    ------      -------  -------       -------   -------
Total                          42,091    28,588      100.0%   100.0%         94.9%     93.5%
                               ======    ======      ======   ======        ======    ======

The expiring square feet and annual base rent by year for the above in-service portfolio of rental properties as of September 30, 1998 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
1998            1,103    $ 4,415       1,138   $ 7,902       1,079   $ 11,304      3,320   $ 23,621
1999            2,443     10,852       2,067    14,636       1,665     17,696      6,175     43,184
2000            1,793      8,155       2,051    14,897       2,306     30,567      6,150     53,619
2001            2,917     13,335       2,096    15,232       1,369     16,896      6,382     45,463
2002            2,350      9,985       1,184     9,452       1,031     12,386      4,565     31,823
2003            1,505      7,444       1,195    10,461         851     10,833      3,551     28,738
Thereafter      4,918     24,374       1,773    17,710       3,104     44,381      9,795     86,465
               ------    --------     ------   --------     ------   --------     ------   --------
Total          17,029    $78,560      11,504   $90,290      11,405   $144,063     39,938   $312,913
               ======    =======      ======   =======      ======   ========     ======   ========

The scheduled deliveries of the 4.5 million square feet of properties under development as of September 30, 1998 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                        PERCENT LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    SEPTEMBER 30, 1998    TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
4th Quarter 1998         1,118      43      494   1,655            85.1%           $ 100,119
1st Quarter 1999           152     215       75     442            14.1%              27,226
2nd Quarter 1999           290     125      334     749            70.3%              66,548
3rd Quarter 1999           123     156        -     279            36.9%              13,148
Thereafter                 170       -    1,168   1,338            36.3%             182,816
                        ------  ------  -------  ------           ------          ----------
Total                    1,853     539    2,071   4,463            58.0%           $ 389,857
                         =====   =====   ======   =====           ======          ==========

YEAR 2000

Background

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

Approach

The Company has established a group to coordinate the Company's response to the Year 2000 issue. This group, which reports to the President and Chief Operating Officer, includes the Company's MIS Director, a Vice-President-Property Management and its General Counsel, as well as support staff. The Company is in the process of implementing a Year 2000 compliance program at the Company's offices and properties consisting of the following phases:

      PHASE 1  Compilation of an inventory of information technology
(IT) and non-IT systems that may be sensitive to the Year 2000 problem.

      PHASE 2 Identification and prioritization of the critical systems from the systems inventory compiled in Phase 1 and inquiries of third parties with whom the Company does significant business (i.e., vendors, service providers and tenants) as to the state of their Year 2000 readiness.

      PHASE 3   Analysis of critical systems to determine which systems
are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.

      PHASE 4   Repair or replace noncompliant systems and testing of
critical systems.

Status

The Company's property management and accounting system uses four digit year fields and consequently is believed to be Year 2000 compliant.

The Company has been reviewing and will continue to review its building operating systems on a building by building basis in conjunction with its annual maintenance program. The Company anticipates that this review will be completed by the end of 1998.

Phases 1 and 2 are substantially complete but for the process of making inquiries of significant third parties as to their Year 2000 readiness, which is currently ongoing.

Phases 3 and 4 are ongoing and will continue through the first half of calendar 1999. It is the Company's goal to have this project completed by mid-1999. Based upon the analysis conducted to date, the Company believes the major critical systems at the Company's properties are currently compliant or will be compliant by mid-1999. The only significant aspect of Year 2000 compliance of the Company that has been identified to date is the need to replace energy management systems at certain properties. These energy management systems where in any event scheduled for replacement for other reasons in 1999.

Costs

The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be in the range of $200,000-$300,000. The majority of this cost relates to repairing certain software, testing systems and retrofiting or replacing energy management systems at certain of the properties. The cost for the replacement of the equipment and the software will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will write-off the cost incurred. This write-off is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

Risks Associated with the Year 2000 Problem

The Company utilizes computer systems in many aspects of its business. As noted, the Company's property management and accounting systems use four digit year fields and are believed to be Year 2000 compliant. Additionally, with respect to the hardware and software systems utilized by the Company in its management information systems, the Company's assessment to date indicates that these systems are Year 2000 compliant or can readily be made Year 2000 compliant on a stand-alone basis. Testing of this preliminary assessment and of the operation of these systems together is ongoing.

The Company's also utilizes microprocessors which are imbedded in systems which are part of the building operations (e.g., a microprocessors contained within the buildings' energy management systems or fire and life safety systems.) In particular, Year 2000 problems in the HVAC, elevator, security or other such systems at the properties could disrupt operations at the affected properties. The properties generally consist of suburban office and industrial properties. The properties are also principally single-story and low-rise buildings. The Company has been reviewing and will continue to review its building operating systems on a building by building basis in conjunction with its annual maintenance program. The Company anticipates that this assessment will be complete by the end of 1998.
At this point, based on the status of its assessment the Company does not believe a material number of these systems will be non-compliant. Additionally, many of these systems, which operate automatically, can be operated manually and consequently in the event these systems experience a failure as a result of the Year 2000 problem, the disruption caused by such failure should not be material to the Company's operations.

The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. To date, the Company is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have a adverse impact on the Company. The effect of non-compliance by vendors or service providers is not determinable at this time.

In addition, the Company is exposed to the risk that one or more of its tenants could experience Year 2000 problems that impact the ability of such tenant to pay its rent to the Company in a timely fashion. The Company does not believe that such a problem is likely to affect enough tenants to pose a material problem for the Company. To date, the Company is not aware of any tenant Year 2000 issue that would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that their tenants will be Year 2000 ready. The inability of tenants to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect of non-compliance by tenants is not determinable at this time.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements on page 3.

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997.
-----------------------------------------------------------------------

Rental revenues increased from $45.2 million to $74.3 million, or by 64%, for the three months ended September 30, 1997 to 1998 and increased from $119.2 million to $203.3 million, or by 71%, for the nine months ended September 30, 1997 to 1998. These increases are primarily due to the increase in the number of properties in operation ("Operating Properties") during the respective periods. As of September 30, 1997, the Company had 380 Operating Properties and, as of September 30, 1998, the Company had 598 Operating Properties. From January 1, 1997 through June 30, 1997, and from July 1, 1997 through September 30, 1997, the Company acquired or completed the development on 72 properties and 56 properties, respectively, for Total Investments (as defined below) of approximately $418.4 million and $137.5 million, respectively. From January 1, 1998 through June 30, 1998, and from July 1, 1998 through September 30, 1998, the Company acquired or completed the development on 103 properties and 59 properties, respectively, for Total Investments of approximately $526.4 million and $200.4 million, respectively. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Operating expense reimbursement increased from $15.3 million to $27.7 million for the three months ended September 30, 1997 to 1998 and from $38.1 million to $71.0 million for the nine months ended September 30, 1997 to 1998. These increases are a result of the reimbursement from tenants for increases in rental property expenses and real estate taxes. The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased from 91.5% for the three months ended September 30, 1997 to 94.2% for the three months ended September 30, 1998, and from 90.4% for the nine months ended September 30, 1997 to 94.0% for the nine months ended September 30, 1998, due to the increase in occupancy.

Rental property and real estate tax expenses increased from $16.7 million to $29.4 million for the three months ended September 30, 1997 to 1998 and from $42.1 million to $75.6 million for the nine months ended
September 30, 1997 to 1998. These increases are due to the increase in the number of properties owned during the respective periods.

Property level operating income for the "Same Store" properties
(properties owned as of January 1, 1997) increased from $92.9 million to $97.2 million for the nine months ended September 30, 1997 to 1998, an increase of 4.7%. This increase is due to increases in the rental rates for the properties and increases in occupancy.

Set forth below is a schedule comparing the property level operating income for the Same Store properties for the nine month periods ended September 30, 1998 and 1997.
                                            NINE MONTHS ENDED
                                              (IN THOUSANDS)
                                  --------------------------------------
                                  SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                  ------------------  ------------------
Rental revenue                           $ 99,011            $ 96,074
Operating expense reimbursement            30,821              29,831
                                         --------            --------
                                          129,832             125,905

Rental property expenses                   23,217              24,077
Real estate taxes                           9,373               8,903
                                         --------            --------
Property level operating income          $ 97,242            $ 92,925
                                         ========            ========

General and administrative expenses increased from $2.8 million for the three months ended September 30, 1997 to $4.4 million for the three months ended September 30, 1998, and from $7.6 million for the nine months ended September 30, 1997 to $11.4 million for the nine months ended September 30, 1998, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. Additionally, the three and nine month periods ended September 30, 1998 reflect the expensing of internal acquisition costs as of January 1, 1998 in compliance with EITF 97-11, whereas these costs were previously capitalized. These increases are somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of properties.

Depreciation and amortization expense increased from $11.5 million for the three months ended September 30, 1997 to $18.1 million for the three months ended September 30, 1998, and from $28.8 million for the nine months ended September 30, 1997 to $48.8 million for the nine months ended September 30, 1998. These increases are due to an increase in the number of properties owned during the respective periods.

Interest expense increased from $13.3 million for the three months ended September 30, 1997 to $20.8 million for the three months ended September 30, 1998, and from $37.3 million for the nine months ended September 30, 1997 to $56.3 million for the nine months ended September 30, 1998.
These increases are due to increases in the average debt outstanding for the third quarter of 1997 compared to the third quarter of 1998, from $841.4 million to $1,311.8 million, and for the nine months ended September 30, 1997 to September 30, 1998, from $744.6 million to $1,185.7 million. Such increases were partially offset by reduced interest rates. The reduction in interest rates was partially the result of the Company receiving investment grade ratings from both Standard & Poor's Ratings Group ("S&P") and Moody's Investors Service, Inc. ("Moody's") during mid-1997 which enabled the Company to access public debt markets and other borrowings more economically.

As a result of the foregoing, the Company's operating income increased from $31.4 million for the three months ended September 30, 1997 to $51.7 million for the three months ended September 30, 1998, and from $81.6 million for the nine months ended September 30, 1997 to $141.8 million for the nine months ended September 30, 1998. In addition, income before minority interest for the three months increased from $17.6 million for the three months ended September 30, 1997 to $30.9 million for the three months ended September 30, 1998, and from $41.3 million for the nine months ended September 30, 1997 to $85.5 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents of $10.6 million.

Net cash flow provided by operating activities increased from $90.8 million for the nine months ended September 30, 1997 to $148.2 million for the nine months ended September 30, 1998. This $57.4 million increase was primarily due to the cash provided by the additional Operating Properties in service during the latter period.

Net cash used in investing activities increased from $536.1 million for the nine months ended September 30, 1997 to $719.4 million for the nine months ended September 30, 1998. This increase primarily resulted from increased acquisition activity in the first nine months of 1998 as compared to the first nine months of 1997.

Net cash provided by financing activities increased from $449.8 million for the nine months ended September 30, 1997 to $526.8 million for the nine months ended September 30, 1998. This increase was attributable to the issuance of $275 million principal amount of unsecured notes and the issuance of 11,712,948 common shares which generated net proceeds of $296.4 million during the nine months ended September 30, 1998.

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

Periodically, the Company pays down borrowings on the Credit Facility with funds from long-term capital sources. In the first nine months of 1998, the Company used approximately $504.0 million of the proceeds from the common share offerings and from unsecured note issuances to paydown the Credit Facility.

As of September 30, 1998, $414.9 million in mortgage loans were outstanding with maturities ranging from 1999 to 2013. The interest rates on $398.2 million of mortgage loans are fixed and range from 6.0% to 9.1%. Interest rates on $16.7 million of mortgage loans float with LIBOR or prime, of which $10.1 million is subject to certain caps. The weighted average interest rate for the mortgage loans is 7.6%, and the weighted average remaining term is 7.4 years.

General

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued acquisition and development activities. The Company's need for capital has been somewhat reduced by a decline in acquisition activity throughout the year, resulting from a general marketplace decline in initial returns on acquisitions. The Company's existing sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time. Although the public equity and debt markets have recently experienced a period of turmoil, the Company does not believe that this turmoil will have an adverse impact on the ability of the Company to fund its activities.

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

Operations for the three and nine months ended September 30, 1998 and September 30, 1997 are as follows:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 (IN THOUSANDS)             (IN THOUSANDS)
                                             ----------------------     ---------------------
                                              SEPT. 30,  SEPT. 30,      SEPT. 30,   SEPT. 30,
                                                1998        1997          1998         1997
                                             ----------  ----------     ----------  ---------
Income available to common shareholders       $ 26,061    $ 14,484       $  71,337   $  35,988
Addback:
  Minority interest                              2,092       1,590           5,962       3,815
  Depreciation and amortization                 17,707      11,374          47,986      28,442
  (Gain) loss on sale                                -        (600)          1,048         543
  Premium on debenture conversion                    -          98               -          98
  Write off of deferred financing costs              -         353               -       2,919
                                              ========    ========       =========   =========
Funds from operations                         $ 45,860    $ 27,299       $ 126,333   $  71,805
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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

              10     Senior Management Change of Control Severance Plan

              27     Financial Data Schedule (EDGAR VERSION ONLY)

         b.  Reports on Form 8-K

             During the quarter ended September 30, 1998, the Registrants filed one current reports on Form 8-K:

             (i) report dated July 13, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Acquisition Properties (as defined therein) and certain pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ JOSEPH P. DENNY                           November 5, 1998
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   November 5, 1998
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ JOSEPH P. DENNY                           November 5, 1998
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   November 5, 1998
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer



                                EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------        -----------------------------------------------------

10                 Senior Management Change of Control Severance Plan

27                 Financial Data Schedule (EDGAR VERSION ONLY)