Form 10-K
period 1998-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1999-03-03
CIK 921112, 921113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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
                      LIBERTY PROPERTY LIMITED PARTNERSHIP
------------------------------------------------------------------------
 (Exact names of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust)                           23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)         23-2766549
---------------------------------------------------   ----------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification
                                                               Number)

65 Valley Stream Parkway, Suite 100,
Malvern, Pennsylvania                                            19355
---------------------------------------------------           --------
(Address of Principal Executive Offices)                     (Zip Code)

Registrants' Telephone Number, Including Area Code      (610) 648-1700

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------                              -----------------------
Common Shares of Beneficial Interest,
$0.001 par value
(Liberty Property Trust)                         New York Stock Exchange
-----------------------------------------------  -----------------------
Convertible Subordinated Debentures due 2001
(Liberty Property Limited Partnership)           New York Stock Exchange
-----------------------------------------------  -----------------------
8.80% Series A Cumulative Redeemable Preferred
Shares of Beneficial Interest, $0.001 par value
(Liberty Property Trust)                         New York Stock Exchange
-----------------------------------------------  -----------------------
Preferred Share Purchase Rights,
$0.0001 par value
(Liberty Property Trust)                         New York Stock Exchange
-----------------------------------------------  -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

As of February 22, 1999, the aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was approximately $1.5 billion, based upon the closing price of $23.44 on the New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an "affiliate" for purposes of the federal securities laws.

Number of Common Shares outstanding as of February 22, 1999: 66,002,751


                   Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 1999 are incorporated by reference into Part III of this Form 10-K.

                                  INDEX

                                                                  PAGE
PART I
Item 1.  Business...............................................     5
Item 2.  Properties.............................................    11
Item 3.  Legal Proceedings......................................    19
Item 4.  Submission of Matters to a Vote of Security Holders....    19

PART II
Item 5.  Market for the Registrants' Common Equity and Related
         Shareholders' Matters..................................    21
Item 6.  Selected Financial Data................................    21
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    23
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk...................................................    34
Item 8.  Financial Statements and Supplementary Data............    35
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................    35

PART III
Item 10. Directors and Executive Officers of the Registrants....   123
Item 11. Executive Compensation.................................   123
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................   123
Item 13. Certain Relationships and Related Transactions.........   123

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................   123

SIGNATURES......................................................   130

---------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined below) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to acquisitions (including related pro forma financial information) and other business development and development activities, future capital expenditures, the costs and risks associated with the Year 2000 issue, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company"). These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, the potential adverse impact of market interest rates on the market price for the Company's securities and risks relating to the Year 2000 issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements".

PART I

ITEM 1. BUSINESS
----------------

THE COMPANY

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Company was formed to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"). Founded in 1972, the Predecessor developed and managed commercial real estate in the Southeastern, Mid-Atlantic and West Coast markets.

The Company provides leasing, property management, acquisition, development, construction management, design management and other related services for a portfolio which, as of December 31, 1998, consisted of 608 industrial and office properties (the "Properties in Operation") totalling approximately 44.2 million leaseable square feet. As of December 31, 1998, the Properties in Operation were approximately 95.0% leased to over 1,900 tenants. As of December 31, 1998, the Company also had 45 properties under development (the "Properties Under Development" and, together with the Properties in Operation, the "Properties"). The Properties Under Development are expected to generate, upon completion, approximately four million leaseable square feet. The Properties are located principally within the Southeastern, Mid-Atlantic and Midwestern United States. As of December 31, 1998, the Company also owned 1,113 acres of land, all zoned for commercial use, which the Company anticipates are capable of supporting, as and when developed, approximately nine million leaseable square feet.

During the year ended December 31, 1998, through Total Investments (as defined below) aggregating $863.6 million, the Company increased its total leaseable square footage of industrial and office space approximately 36.1% by acquiring 144 properties totalling approximately
8.6 million leaseable square feet and by developing 34 properties totalling approximately 3.5 million leaseable square feet. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs required to reach rent commencement.

The Properties in Operation, as of December 31, 1998, consisted of 424 industrial and 184 office properties. Single tenants occupied 241 of the Properties in Operation. The remaining 367 of the Properties in Operation are multiple tenant properties for which the Company renders a range of building, operating and maintenance services.

The Company's industrial properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. Substantially all of the Company's industrial properties are located in suburban, mixed-use developments or business parks. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses in an effort to increase re-leasing opportunities and control re-leasing costs. The Company's office properties are mid-rise and single-story office buildings, located principally in suburban mixed-use developments or office parks. Substantially all of the Company's properties are located in prime business locations within established business communities offering excellent access to interstate highway systems.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 92.6% at December 31, 1998. The units of limited partnership interest in the Operating Partnership (the "Units") are exchangeable on a one-for-one basis (subject to antidilution protections) for the Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"), of the Trust, typically after the first anniversary of the issuance of any such Units. The only limited partners of the Operating Partnership other than the Trust are persons or entities that contributed assets to the Operating Partnership and received Units in exchange therefor. The Units held by the limited partners other than the Trust (that is, the minority interest reflected in the Trust's financial statements) were exchangeable for approximately
5.2 million Common Shares on December 31, 1998. Certain holders of Units issued in connection with the contribution of assets to the Operating Partnership have the right to require the Company to register the issuance or resale of the Common Shares underlying their Units upon exchange for the Units, in order to afford such holders liquidity with respect to their investment.

The Company's executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700. The Company maintains offices in each of its principal markets. As of December 31, 1998 the Company's principal markets were as follows:
Southeastern Pennsylvania; New Jersey/Delaware; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom. Additionally, the Company owns and operates properties in the Orlando, Florida and Milwaukee, Wisconsin markets. For further detail regarding the Company's properties in particular markets, please refer to Item 2. Properties and Notes 11 and 10 of the Notes to the Liberty Property Trust and the Liberty Property Limited Partnership Financial Statements, respectively.

MANAGEMENT AND EMPLOYEES

The Company's 331 employees (as of February 22, 1999) are under the direction of 19 senior executives, who have developed and managed commercial real estate during the past 26 years and who, on average, have been affiliated with the Company and/or the Predecessor for 13 years. The Company's in-house leasing, marketing and property management staff operates in full-service local offices in markets where it has a significant presence. This structure enables the Company to better understand the particular characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local development and acquisition opportunities. The Company considers its relations with its employees to be good.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

The Company's business objective is to maximize long-term profitability for its shareholders by (i) maintaining and increasing property occupancy and rental rates through the effective management of the Properties, and (ii) developing and acquiring high-quality properties. In accomplishing these objectives the Company also intends to maintain a conservative and flexible capital structure.

INTERNAL GROWTH STRATEGIES

Management believes that the Properties offer significant opportunities for the Company to increase its rental revenues and cash flow over the long term. The Company seeks to increase cash flow by continuing its practice of negotiating for annual contractual rental increases that take effect during the terms of its leases. In addition, the Company seeks to increase rental revenues through the renewal or replacement of expiring leases at rental rates which are higher than the rates under expiring leases and by improving the occupancy rates of its portfolio. Finally, the Company intends to maximize earnings through controlling costs.

NEW LEASES AND LEASE RENEWALS. In the past year, the Company generally has been experiencing increases in rental rates in replacement and renewal leases. Although no assurance can be given, the Company expects that in the near term, replacement and renewal leases will continue to reflect rental rates which are higher than the rates under expiring leases.

CONTRACTUAL INCREASES. The Company seeks to generate increased cash flow from the Properties in Operation through annual contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 1998 provide for contractual rental increases that are expected to contribute an additional $5.0 million to the Company's cash flow for the year ending December 31, 1999. The Company intends to continue seeking to negotiate annual contractual rent increases that take effect during the terms of its leases.

MAINTAINING HIGH OCCUPANCIES. The Company believes that the quality and diversity of its tenant base and its strategy of operating in multiple markets has contributed, and will continue to contribute, to its success in obtaining increases in rental rates and maintaining high occupancy levels. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of its tenants to meet their lease obligations.

COST CONTROLS. The Company monitors and controls its operating and administrative costs by performing many functions in-house rather than by engaging outside third parties. For example, although construction and design services typically are provided by third parties, the Company's in-house construction and design management staff closely supervises construction and design activities in an effort to control costs, minimize cost overruns, ensure timely delivery of tenant space and maximize productivity and efficiencies. The Company also employs an annual capital improvement and preventive maintenance program designed to reduce the operating costs of the Properties and maintain long-term values.

DEVELOPMENT

STRATEGY. The Company pursues selective development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. The Company has developed over 38 million square feet of commercial real estate during the past 26 years. The Company's development activities fall into two categories: build-to-suit projects and projects built for inventory. The Company develops build-to-suit projects for existing and new tenants. The buildings in these projects are substantially pre-leased to one or more
tenants prior to construction.   The Company also builds properties for
inventory, typically in high-occupancy markets in which the Company has identified sufficient demand at market rental rates to justify such construction.

COMPLETED PROPERTY DEVELOPMENTS. During the year ended December 31, 1998, the Company completed 12 build-to-suit and 22 inventory projects, totalling approximately 3.5 million square feet of leaseable space and representing an aggregate Total Investment of approximately $237.3 million. As of December 31, 1998, these completed development properties were 94.5% leased.

PROPERTIES UNDER DEVELOPMENT. As of December 31, 1998, the Company had 45 Properties Under Development in 11 markets which, upon completion, are expected to generate approximately four million leaseable square feet. Approximately 56.8% of such leaseable space was pre-leased as of December 31, 1998. The Properties Under Development as of December 31, 1998 are expected to represent a Total Investment of $367.8 million.
Six of these properties are 100% pre-leased under net leases as build-to-suit projects. The Company is scheduled to complete development of 30 properties (totalling approximately 2.9 million leaseable square feet) in the year ending December 31, 1999 representing a Total Investment of $229.0 million.

ACQUISITIONS

STRATEGY

The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long term.

The Company has identified the following general categories of properties for acquisition:

    Stabilized Acquisitions - consist of properties which are typically at high occupancy levels upon acquisition.

    Entrepreneurial Acquisitions - consist of properties which are typically either vacant or at low occupancy levels and can be purchased substantially below replacement cost, thereby offering the opportunity for above-average returns when fully renovated and leased.

     During the year ended December 31, 1998, the Company acquired 144 properties comprising approximately 8.6 million leaseable square feet for a Total Investment of $626.3 million. The following sets forth certain information with respect to such acquisitions:

     Stabilized Acquisitions. During the year ended December 31, 1998 the Company completed stabilized acquisitions of 136 properties aggregating approximately 8.2 million leaseable square feet of industrial and office space for a Total Investment of $587.7 million.

     Entrepreneurial Acquisitions. During the year ended December 31, 1998, the Company completed entrepreneurial acquisitions of eight properties aggregating approximately 450,000 leaseable square feet of industrial and office space for a Total Investment of $38.6 million.

LAND. As of December 31, 1997, the Company owned 957 acres of land for development, all zoned for commercial use. During the year ended December 31, 1998, the Company purchased an additional 472 acres of land for development, utilized 259 acres in development projects and sold 57 acres. Substantially all of the remaining 1,113 acres owned as of December 31, 1998 are located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that the land would support, as and when developed, approximately nine million leaseable square feet. The Company's investment in land held for development as of December 31, 1998 was $75.5 million. The Company is obligated to purchase, over a 10-year period ending in 2007, approximately 775 acres of land for commercial development for $16.2 million as of December 31, 1998. The Company believes the land will support, as and when developed, approximately eight million leaseable square feet of industrial or office space. This land is located in the Charleston, Columbia and Greenville, South Carolina and Tampa, Florida markets. The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities.

INTERNATIONAL OPERATION. The Company's international operation includes five Properties in Operation in the County of Kent, England. In addition, the Company provides management services with respect to a joint venture between Rouse Kent Limited, which is owned by certain senior executives of the Company, and the County of Kent, England to develop a 650-acre, mixed-use park approximately 25 miles southeast of London. The Company has an option to purchase Rouse Kent Limited for nominal consideration. The Company has a loan receivable from Rouse Kent Limited at December 31, 1998, with an outstanding balance of $5.9 million.

SUBSEQUENT ACTIVITIES

Since December 31, 1998, and through February 22, 1999, the Company has completed development of seven industrial and office properties containing approximately 415,000 leaseable square feet for a Total Investment of $23.2 million. In addition, during such period the Company has purchased seven industrial and office properties containing approximately 275,000 leaseable square feet for a Total Investment of $26.3 million.

On January 15, 1999 the Company closed a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

The Company intends to continue to pursue its development and acquisition strategies. The Company is currently in various stages of discussions and negotiations with respect to development and acquisition projects with a Total Investment of approximately $150.0 million. The consummation of these or any other future developments or acquisitions, if any, and the pace at which developments may be completed and acquisitions made, cannot be assured.

COMPETITION

The Company faces competition as a lessor, buyer, and developer of properties and will likely face competition as a seller of properties to the extent that properties are sold. The Company believes that its responsiveness to tenant needs will enable it to attract and retain high quality tenants in the markets in which the Properties in Operation are located. However, the number of competitive properties in any particular market in which the Company's Properties are located could have a material adverse effect on both the Company's ability to lease space and on rental rates at the Properties. There are numerous other entities, including but not limited to other REITs, that compete with the Company in seeking to acquire the limited number of properties available for sale that meet the Company's criteria. However, the Company believes that its management, its capital base, its existing sources of credit and its access to capital will provide the Company with competitive advantages.

ENVIRONMENTAL REGULATIONS

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment (collectively, "Environmental Laws"), a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substances. In addition, the presence of any such substances or the failure to properly remediate such substances when present, released or discharged may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for disposal of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons. In addition to any action required by federal, state or local authorities, the presence of hazardous or toxic substances on any of the Properties, or on any properties acquired hereafter, could result in private plaintiffs bringing claims for personal injury or other causes of action. In connection with the ownership and operation of the Properties, and with respect to any properties acquired hereafter, the Company may be potentially liable for remediation, release or injury. Further, various Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected Property or the imposition of monetary penalties and fines in addition to the costs required to attain compliance.

All of the Properties and land have been subject to Phase I Environmental Assessments ("Phase I Assessments"). The Phase I Assessments did not reveal, nor is the Company aware of, any non-compliance with Environmental Laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company. Although certain environmental issues have been identified with respect to certain of the Properties, the Company does not believe that any of these issues is likely to materially adversely affect the results of the Company's operations. No assurance can be given that the Phase I Assessments revealed all potential environmental liabilities, that no prior owner or operator created any material adverse environmental condition not known to the Company, that no environmental liabilities have developed since such Phase I Assessments were prepared, that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

ITEM 2.  PROPERTIES

The Properties in Operation, as of December 31, 1998, consisted of 424 industrial and 184 office properties.

Single tenants occupy 241 Properties in Operation. The Company provides a reduced level of service in connection with the operation or maintenance of these properties. The remaining 367 of the Company's Properties in Operation are multiple tenant properties for which the Company renders a range of building, operating and maintenance services.

The Company's industrial properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing, and research and development facilities. Substantially all of the Company's industrial properties are located in suburban, mixed-use developments or business parks and all are well-maintained facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements, and industrial uses to increase re-leasing opportunities and control re-leasing costs. The average building size of the industrial properties is 75,094 leaseable square feet. As of December 31, 1998, the Company's industrial properties were 94.8% leased. Major industrial tenants, based upon annual base rent, include the Government of the United States of America, DSC Logistics, Inc., Hewlett-Packard Company and General Electric Company. None of the industrial tenants accounts for more than 2% of the Company's total annual base rent.

The Company's office properties are mid-rise and single story office buildings principally located in suburban, mixed-use developments or office parks. All of the Company's office properties are well-maintained facilities. Substantially all are located in prime business locations within established business communities offering excellent access to interstate highway systems. As of December 31, 1998, the office properties were approximately 95.6% leased. The average building size of the office properties is 67,002 leaseable square feet. Major office tenants, based upon annual base rent, include The Vanguard Group, AT&T Resource Management, Corp., SmithKline Beecham, the Prudential Insurance Company, PNC Bank and Sanofi Winthrop, Inc. None of the office tenants accounts for more than 4% of the Company's total annual base rent.

The table on the following pages sets forth certain information on the Company's Properties in Operation as of December 31, 1998.

                          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                               PROPERTY LIST
                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
---------------------------------    ---------   -----  ----------  ---------  ------  -------------------------------
SOUTHEASTERN PENNSYLVANIA
10, 20 Liberty Boulevard             Ofc.         1985      62,237      90.7%     21   Great Valley Health Club
420 Lapp Road                        Ind.-Flex    1989      92,250      99.6%      7   Innovative Solutions & Support
747 Dresher Road                     Ofc.         1988      53,200     100.0%      2   Axon Communications, Inc.
45-67 Great Valley Parkway           Ind.-Dist.   1974     128,001     100.0%      7   Taylor Publishing Company
1180 Church Road                     Ind.-Dist.   1986     454,646     100.0%      4   Merck & Co., Inc.
40 Valley Stream Parkway             Ofc.         1987      31,092     100.0%      1   Sanchez Computer Associates
50 Valley Stream Parkway             Ofc.         1987      31,000      78.6%      2   Sanchez Computer Associates
20 Valley Stream Parkway             Ofc.         1987      58,837      88.1%      8   Shared Medical Systems
800 Town Center Drive                Ind.-Flex    1987     141,714     100.0%     16   ICT Group, Inc.
11, 15 Great Valley Parkway          Ofc.         1986     158,900     100.0%      2   Sanofi Winthrop, Inc.
257-275 Great Valley Parkway         Ind.-Flex    1983      71,345      88.8%      6   JSP International
300 Technology Drive                 Ind.-Dist.   1985      22,500     100.0%      1   Nilfisk-Advance America, Inc.
277-293 Great Valley Parkway         Ind.-Flex    1984      28,800     100.0%      5   Alpha Scientific Corporation
311 Technology Drive                 Ofc.         1984      29,350     100.0%      3   Sherwin-Williams Co.
325 Technology Drive                 Ofc.         1984      25,000     100.0%      1   Analytical Graphics, Inc.
7 Great Valley Parkway               Ofc.         1985      59,021      97.3%     12   Executive Office Link
55 Valley Stream Parkway             Ofc.         1983      40,057     100.0%      2   First Union National Bank
65 Valley Stream Parkway             Ofc.         1983      58,220     100.0%      9   Liberty Property Trust
508 Lapp Road                        Ind.-Dist.   1984      50,200     100.0%      1   Numar Corporation
10 Valley Stream Parkway             Ofc.         1984      33,027     100.0%      8   Quadritek Systems, Inc.
333 Phoenixville Pike                Ind.-Dist.   1985      84,000     100.0%      1   Veterans Life Insurance Co.
30 Great Valley Parkway              Ind.-Dist.   1975      12,000     100.0%      1   Sanofi Winthrop, Inc.
75 Great Valley Parkway              Ind.-Dist.   1977      11,600     100.0%      1   York International Corp
27-43 Great Valley Parkway           Ind.-Flex    1977      60,623     100.0%      5   Sanofi Winthrop, Inc.
77-123 Great Valley Parkway          Ind.-Flex    1978     104,095      86.7%     18   U.S. Geological Survey
260 Great Valley Parkway             Ind.-Dist.   1979      50,000     100.0%      1   American Parts Systems
256 Great Valley Parkway             Ind.-Dist.   1980      56,160     100.0%      1   Centocor, Inc.
205 Great Valley Parkway             Ind.-Dist.   1981     184,500     100.0%      5   General Electric Company
12,14,16 Great Valley Parkway        Ofc.         1982      20,547     100.0%      3   Sanofi Pharmaceuticals, Inc.
155 Great Valley Parkway             Ind.-Dist.   1981      71,200     100.0%      1   Ensoniq Corporation
333 Technology Drive                 Ofc.         1987      39,769     100.0%      1   Premier Solutions, Ltd.
510 Lapp Road                        Ind.-Dist.   1983      27,167     100.0%      1   Trugreen
181 Wheeler Court                    Ind.-Dist.   1979     100,000     100.0%      3   Pet Valu International, Inc.
1100 Wheeler Way                     Ind.-Dist.   1979      40,915     100.0%      1   National Business Services, Inc.
60 Morehall Road                     Ofc.         1989     117,000     100.0%      1   The Vanguard Group
905 Airport Road                     Ind.-Dist.   1988     128,588     100.0%      6   Arco Chemical Company
16 Cabot Boulevard                   Ind.-Dist.   1972     299,192     100.0%      1   White Consolidated Industries
1 Country View Road                  Ofc.         1982      48,900     100.0%      1   Systems & Computer Technology
2151 Cabot Boulevard                 Ind.-Dist.   1982     114,760     100.0%      1   Thrift Drug
170 S Warner Road                    Ofc.         1980      87,685     100.0%      6   AT&T Resource Management Corp.
190 S Warner Road                    Ofc.         1980      87,500     100.0%      1   Electronic Data Systems Corp.
507 Prudential Road                  Ind.-Flex    1988     105,500     100.0%      1   Prudential Insurance Company
100 Witmer Road                      Ofc.         1995     139,546     100.0%      1   GMAC Mortgage Corporation
3100 Horizon Drive                   Ind.-Flex    1995      41,000     100.0%      1   Vtel Corporation
3300 Horizon Drive                   Ind.-Dist.   1996      92,000     100.0%      1   Central National-Gottesman, Inc.
3500 Horizon Drive                   Ind.-Flex    1996      65,579     100.0%      1   SmithKline Beecham Clinical
200 Chester Field Parkway            Ofc.         1989      28,919     100.0%      3   Waverly, Inc.
767 Electronic Drive                 Ind.-Flex    1996      45,000     100.0%      1   Diversified Pharmaceutical Svs.
132 Welsh Road                       Ofc.         1998      45,000     100.0%      5   Deutsche Bank AG
5 Country View Road                  Ofc.         1985      63,170     100.0%      2   HBO & Company of Georgia
3200 Horizon Boulevard               Ind.-Flex    1996      60,000     100.0%      1   Fund/Plan Services, Inc.
3000 Horizon Boulevard               Ind.-Flex    1997      43,235     100.0%      1   Nanosystems L.L.C
111-195 Witmer Road                  Ofc.         1987      55,354      83.8%     13   Kulick & Soffa Industries, Inc.
300 Welsh Road                       Ofc.         1983      23,461     100.0%      5   Delta Information Systems, Inc.
400 Welsh Road                       Ofc.         1983      36,725     100.0%      4   Trans Union Corporation
8801 Tinicum Boulevard               Ofc.         1997     280,000     100.0%      1   PNC Bank
440 E. Swedesford Road               Ofc.         1988      72,336      92.7%      7   Genex Services, Inc.
460 E. Swedesford Road               Ofc.         1988      73,217      87.8%      8   Johnson Matthey, Inc.
50 Morehall Road                     Ofc.         1997     117,000     100.0%      1   The Vanguard Group
2 Walnut Grove Drive                 Ofc.         1989      81,856     100.0%     12   Toyota Motor Credit Corp.
200 Gibraltar Road                   Ofc.         1990      64,452      81.1%     10   Great West Life Assurance
220 Gibraltar Road                   Ofc.         1990      63,587     100.0%      1   Prudential Insurance Company
240 Gibraltar Road                   Ofc.         1990      63,587     100.0%      1   Prudential Insurance Company
151 S Warner Road                    Ofc.         1980      84,066      99.4%     10   Paging Network of Philadelphia
1 Walnut Grove Drive                 Ofc.         1986      66,372     100.0%      1   Merck and Company, Inc.
3604 Horizon Drive                   Ind.-Flex    1998      22,497     100.0%      2   New Horizons Computer Learning
3606 Horizon Drive                   Ind.-Flex    1997      31,000     100.0%      1   Spectaguard, Inc.
650 Swedesford Road                  Ofc.         1971     100,000     100.0%      1   The Vanguard Group
680 Swedesford Road                  Ofc.         1971     100,000     100.0%      1   The Vanguard Group
761 Fifth Avenue                     Ind.-Flex    1977      51,283     100.0%      4   DHL Airways, Inc.
771 Fifth Avenue                     Ofc.         1977      30,000     100.0%      5   Havpak, Inc.
1 Great Valley Parkway               Ind.-Flex    1982      60,880     100.0%      3   American Home Products
5 Great Valley Parkway               Ofc.         1983      65,629     100.0%     11   Our Freedom, Inc.
311 Sinclair Road                    Ind.-Dist.   1997      40,304     100.0%      1   Stores Automated Systems, Inc.
1001 Cedar Hollow Road               Ofc.         1998     133,000     100.0%      1   The Vanguard Group
3 Country View Road                  Ofc.         1998      70,000     100.0%      1   Systems & Computer Technology
425 Technology Drive                 Ind.-Flex    1998      22,407     100.0%      2   Chrysler Corporation
375 Technology Drive                 Ofc.         1998      16,500     100.0%      1   Triton Management Corporation
100 Chesterfield Parkway             Ofc.         1998      66,906     100.0%      1   The Vanguard Group
181-187 Gibraltar Road               Ind.-Flex    1982      48,870     100.0%      1   Solid State Equipment Corp.
104 Rock Road                        Ind.-Flex    1974      51,375     100.0%      1   Alliant Techsystems
123-135 Rock Road                    Ind.-Flex    1975      37,500      26.7%      1   Reed Technology & Information
111-159 Gibraltar Road               Ind.-Flex    1981      62,992      93.1%      7   Bio/Data Corporation
161-175 Gibraltar Road               Ind.-Flex    1976      49,732      75.5%      5   Oppenheimer Precision Products
125-137 Gibraltar Road               Ind.-Flex    1978      42,000         -       -
261-283 Gibraltar Road               Ind.-Flex    1978      60,000      79.8%      2   Reed Technology & Information
210-223 Witmer Road                  Ind.-Flex    1972      60,000      83.3%      6   The Butler Company
231-237 Gibraltar Road               Ind.-Flex    1981      60,000      80.0%      3   Proctor & Schwartz
100 Gibraltar Road                   Ofc.         1975       2,800     100.0%      2   Federal Express Corporation
101 Gibraltar Road                   Ofc.         1977      56,845     100.0%      1   Advanta Corporation

                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
----------------------------------   ---------   -----  ----------  ---------  ------  -------------------------------
SOUTHEASTERN PENNSYLVANIA - CONT'D
506 Prudential Road                  Ofc.         1973      18,200     100.0%      1   Flam & Russell
113-123 Rock Road                    Ofc.         1975      37,500     100.0%      1   Penn Mutual
101-111 Rock Road                    Ofc.         1975      37,884     100.0%      3   Ivax Industries, Inc.
120 Gibraltar Road                   Ofc.         1980      49,118     100.0%     11   Complete Care Services, Inc.
110 Gibraltar Road                   Ofc.         1979      59,220     100.0%     12   National Benefits, Inc.
100-107 Lakeside Drive               Ofc.         1982      27,465         -       -
200-264 Lakeside Drive               Ofc.         1982      54,623      94.3%     11   Merrill Lynch, Pierce & Fenner
300-309 Lakeside Drive               Ofc.         1982      43,832     100.0%      1   TVSM, Inc.
400-445 Lakeside Drive               Ofc.         1981      62,123      95.1%      4   Prudential Property & Casualty
104 Witmer Road                      Ofc.         1998      24,300         -       -
201 Gibraltar Road                   Ofc.         1983      46,697     100.0%      3   Prudential Insurance Company
3600 Horizon Drive                   Ind.-Flex    1989      34,353     100.0%      1   Premier Dental Products Co., Inc.
3602 Horizon Drive                   Ind.-Flex    1989      22,820     100.0%      2   Bell Atlantic Network
400-500 Brandywine Parkway           Ind.-Flex    1988     101,536      92.5%      8   Bell Atlantic Teleproducts
600 Brandywine Parkway               Ind.-Flex    1988      79,815      98.8%      9   First Union National Bank
2700 Horizon Drive                   Ofc.         1998      45,000     100.0%      1   Affiliated Distributors, Inc.
2900 Horizon Drive                   Ofc.         1998      50,000     100.0%      1   Merion Publications, Inc.
719 Dresher Road                     Ofc.         1987      35,212     100.0%      1   Federal Express Corporation
2250 Hickory Road                    Ofc.         1985      83,000      95.3%     10   St. Paul Fire & Marine Insurance
3400 Horizon Drive                   Ind.-Flex    1995      72,727      10.0%      1   Rehab Clinics, Inc.
One Ridgewood Place                  Ind.-Flex    1991      38,400      74.5%      4   Chester County Mutual Insurance
300 Welsh Road                       Ofc.         1985      33,205     100.0%      1   Advanta, Corp.
6 Terry Drive                        Ind.-Flex    1981      32,925     100.0%      1   ATI Research, Inc.
14 Lee Boulevard                     Ind.-Flex    1988      89,026     100.0%      2   The Vanguard Group
500 Chester Field Parkway            Ofc.         1988      30,815     100.0%      2   Becket, Watkins and Associates
300-400 Chester Field Parkway        Ofc.         1988      50,383      75.7%      2   Amerisource Corporation
                                                        ----------     -----
Total Southeastern Pennsylvania                          7,789,259      95.4%
                                                        ==========     =====

NEW JERSEY/DELAWARE
1805 Underwood Boulevard             Ind.-Dist.   1973      14,383     100.0%      1   Uniscore, Inc.
150 Mid-Atlantic Parkway             Ind.-Dist.   1973      30,873     100.0%      1   Phoenix Display and Packaging
18 Boulden Circle                    Ind.-Flex    1989      76,000      89.6%      8   Custom Computer Services, Inc.
501 Delran Parkway                   Ind.-Flex    1988      49,500     100.0%      2   RMH Teleservices, Inc.
600 Delran Parkway                   Ind.-Dist.   1988     119,290     100.0%      2   Computer & Communication Info
1607 Imperial Way                    Ind.-Dist.   1973      80,000         -       -
1 Boulden Circle                     Ind.-Dist.   1986      43,200     100.0%      1   Norel Paper Corporation
31-55 Read's Way                     Ind.-Flex    1986      78,009     100.0%      2   Cigna Corporation
3 Boulden Circle                     Ind.-Dist.   1987      60,812     100.0%      1   Pack & Process, Inc.
5 Boulden Circle                     Ind.-Dist.   1987     119,653     100.0%      1   Brundage Distribution Corp.
601 Delran Parkway                   Ind.-Dist.   1988      57,930     100.0%      1   Keymar Warehouse, Inc.
51 Haddonfield Road                  Ofc.         1986      94,187      92.5%     20   Lehigh Press, Inc.
57 Read's Way                        Ind.-Flex    1985      53,600     100.0%      2   Wachovia Bank of Georgia
1370 Imperial Way                    Ind.-Dist.   1978     179,785     100.0%      1   Emery Worldwide Airlines, Inc.
8 Stow Road                          Ind.-Flex    1988      34,911      88.1%      4   Krone, Inc.
10 Stow Road                         Ind.-Flex    1988      29,722     100.0%      2   Trans World Airlines, Inc.
12 Stow Road                         Ind.-Flex    1988      21,200      63.0%      4   Bell & Howell Phillipsburg Co.
14 Stow Road                         Ind.-Flex    1988      18,821     100.0%      2   Wiltel Communications Sys, Inc.
1300 Metropolitan Avenue             Ind.-Dist.   1972      76,196     100.0%      1   Phoenix Display & Packaging
701A Route 73 South                  Ofc.         1987      94,521      99.1%      9   Fluor Daniel, Inc.
701C Route 73 South                  Ofc.         1987      27,813      87.6%      5   Prudential Property & Casualty
1008 Astoria Boulevard               Ind.-Flex    1973      37,400      79.6%      5   Fujitsu Network Communications
1475 Imperial Way                    Ind.-Dist.   1976      60,000     100.0%      1   Knauf Fiberglass, Inc.
3000 Atrium Way                      Ofc.         1987     110,240      91.9%     16   Atrium Executive Center, Inc.
750 Cardinal Drive                   Ind.-Dist.   1989      81,348         -       -
11000,15000,17000 Commerce Parkway   Ind.-Flex    1985      98,441      96.8%      5   Cendant Mortgage Corporation
12000,14000 Commerce Parkway         Ind.-Flex    1985      68,000      99.6%      8   Simirex, Inc.
16000,18000 Commerce Parkway         Ind.-Flex    1985      52,000      98.2%      4   Cendant Mortgage Corporation
406 Lippincott Drive                 Ofc.         1990      40,218     100.0%      6   Logs Group, L.L.C.
234 High Hill Road                   Ind.-Dist.   1987      60,000     100.0%      1   Skyway Freight Systems, Inc.
231 Lake Drive                       Ind.-Dist.   1997     130,800     100.0%      3   Astropower, Inc.
101 Arlington Boulevard              Ind.-Dist.   1996     154,675     100.0%      2   Heinz Bakery Products
100 Berkeley Drive                   Ind.-Dist.   1990      67,000     100.0%      1   MCR Direct Mail, Inc.
301 Lippincott Drive                 Ofc.         1988      82,482     100.0%      2   Fluor Daniel, Inc.
303 Lippincott Drive                 Ofc.         1988      82,541      99.8%      4   Fluor Daniel, Inc.
510 Sharptown Road                   Ind.-Dist.   1984      40,156     100.0%      1   Day Products, Inc.
901 Route 73                         Ofc.         1985      39,434      99.3%      3   Teknion, Inc.
1500 Route 73 North                  Ofc.         1988      61,687      93.9%     15   Prudential Securities, Inc.
512 Sharptown Road                   Ind.-Dist.   1984      58,000     100.0%      1   Trek Bicycle Corporation
15 Boulden Circle                    Ind.-Dist.   1997     170,425     100.0%      1   Ryder Integrated Logistics, Inc.
404 Lippincott Drive                 Ind.-Flex    1997      26,600     100.0%      1   State Farm Mutual Automobile
263 Quigley Boulevard                Ind.-Dist.   1987      42,891      85.7%      7   Lamont Television Systems, Inc.
34 Blevins Drive                     Ind.-Flex    1987      50,022      72.8%      5   Panelmatic, Inc.
104 Gaither Drive                    Ind.-Dist.   1975      45,390     100.0%      1   Eptech Corporation
2 Lukens Drive                       Ind.-Flex    1988      43,315     100.0%      3   Ameristar Technologies
402 Lippincott Drive                 Ind.-Flex    1997      26,000     100.0%      1   First Trenton Indemnity
3000 Lincoln Drive                   Ind.-Flex    1983      65,547      89.9%      3   ACSIS, Inc.
6000 Commerce Parkway                Ind.-Flex    1985      54,000     100.0%      7   Information Access Company
7000 Commerce Parkway                Ind.-Flex    1984      60,000     100.0%      3   Sagot Office Interiors, Inc.
8000 Commerce Parkway                Ind.-Flex    1983      54,185      79.2%      1   Simirex, Inc.
9000 Commerce Parkway                Ind.-Flex    1983      66,164     100.0%      4   Cendant Mortgage
1000 Briggs Road                     Ind.-Flex    1986      40,946     100.0%      1   Bluestone Consulting, Inc.
1025 Briggs Road                     Ind.-Flex    1987      61,019      82.3%      4   Dale, Gesek, McWilliams & Sherman
9 Stow Road                          Ind.-Flex    1989      54,945      85.6%      5   KI Management, Inc.
2000 Crawford Place                  Ind.-Flex    1986      73,453      65.6%      4   CME Information Services, Inc.
1351 Metropolitan Avenue             Ind.-Dist.   1986      43,755     100.0%      1   Owens Corning, Inc.
650 Grove Road                       Ind.-Flex    1986      57,400      68.7%      6   Montgomery Kone, Inc.
400 Grove Road                       Ofc.         1986      19,200      77.4%      4   Huntsman Polypropylene Corp.
5000 Dearborn Court                  Ofc.         1988      55,365     100.0%      3   Ford Motor Company
515 Heron Drive                      Ind.-Dist.   1980      61,500     100.0%      1   Copperfield Chimney Supply
500 Sharptown Road                   Ind.-Dist.   1984      63,913     100.0%      1   Heritage Bag Company
625 Heron Drive                      Ind.-Dist.   1980      15,934     100.0%      1   Hassett Air Express Magazine
605 Heron Drive                      Ind.-Dist.   1980      25,106     100.0%      1   Jafra Cosmetics, Inc.
510 Heron Drive                      Ind.-Flex    1990     124,399      87.7%     29   Glouchester County College

                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
---------------------------------    ---------   -----  ----------  ---------  ------  -------------------------------
NEW JERSEY/DELAWARE - CONT'D
522 Pedricktown Road                 Ind.-Dist.   1988      32,724     100.0%      1   PEP Boys
530 Pedricktown Road                 Ind.-Dist.   1993      48,000     100.0%      1   USCO Contract Log, LLC
540 Pedricktown Road                 Ind.-Dist.   1987     108,000      85.2%      2   Wellman, Inc.
230 High Hill Road                   Ind.-Dist.   1985     231,080     100.0%      1   Johnson & Johnson Hospital
3 Mallard Court                      Ind.-Dist.   1989      55,392     100.0%      1   Pro Bakers, Ltd
730 Cardinal Drive                   Ind.-Dist.   1989      51,200     100.0%      2   Dedicated Delivery Service
405 Heron Drive                      Ind.-Dist.   1990     254,250     100.0%      1   General Electric Company
100 Eagle Road                       Ind.-Dist.   1995      38,400     100.0%      1   Lanier Worldwide
250 High Hill Road                   Ind.-Dist.   1995      54,320     100.0%      1   Neuhauser USA Corp.
508 Center Square Road               Ind.-Dist.   1995      80,300     100.0%      1   Missa Bay Citrus Company
602 Heron Drive                      Ind.-Flex    1996      26,450     100.0%      1   C W I, Inc.
300 Eagle Court                      Ind.-Dist.   1997     100,000     100.0%      2   Del Monte Corporation
500 Center Square Road               Ind.-Dist.   1997     246,091     100.0%      1   Emery Worldwide Airlines, Inc.
1001 Briggs Road                     Ind.-Flex    1986      63,545      80.3%      7   Burlington County College
1960 Cuthbert Boulevard              Ind.-Flex    1985      45,000      50.0%      3   Rescued from Retail, Inc.
1970 Cuthbert Boulevard              Ind.-Flex    1985      45,000     100.0%      2   Angelica Uniform Group
10000 & 11000 Route 73               Ofc.         1984      46,660      54.9%      9   Greentree Mortgage Company
                                                        ----------     ------
Total New Jersey/Delaware                                5,612,714      92.7%
                                                        ==========     ======

LEHIGH VALLEY
1655 Valley Center Parkway           Ofc.         1993      28,300     100.0%      2   Allstate Insurance Company
6560 Stonegate Drive                 Ind.-Dist.   1989      80,000     100.0%      2   Vitra Seating, Inc.
6370 Hedgewood Drive                 Ind.-Dist.   1990     110,000     100.0%      2   Caterpillar Logistics Svc, Inc.
6390 Hedgewood Drive                 Ind.-Dist.   1990      69,000     100.0%      2   Behr Process Corporation
1495 Valley Center Parkway           Ofc.         1990      43,770     100.0%      2   Ingersoll-Rand Corporation
6350 Hedgewood Drive                 Ind.-Dist.   1989     121,000     100.0%      2   Organon, Inc.
6330 Hedgewood Drive                 Ind.-Flex    1988      89,700     100.0%      8   Submicron Systems, Inc.
1550 Valley Center Parkway           Ind.-Flex    1988      43,400      90.3%      6   TIG Insurance Company
1560 Valley Center Parkway           Ind.-Flex    1988      51,400     100.0%      1   Guardian Life Insurance
6580 Snowdrift Road                  Ind.-Dist.   1988     104,000         -       -
1510 Valley Center Parkway           Ind.-Flex    1988      48,208     100.0%      7   Visiting Nurses Association
1530 Valley Center Parkway           Ind.-Flex    1988      46,400     100.0%      1   SKF USA, Inc.
6540 Stonegate Drive                 Ind.-Dist.   1988     120,000     100.0%      1   SKF USA, Inc.
974 Marcon Boulevard                 Ind.-Flex    1987      39,200      78.0%      4   Inter-Media Marketing
964 Marcon Boulevard                 Ind.-Flex    1985      39,200     100.0%      5   Health Spectrum Medical
764 Roble Road                       Ind.-Flex    1985      21,860     100.0%      1   Chemlawn Corporate Center
3174 Airport Road                    Ind.-Flex    1979      42,000     100.0%      1   Allentech, Inc.
2196 Avenue C                        Ind.-Flex    1980      31,140     100.0%      1   Lehigh University
2202 Hangar Place                    Ind.-Flex    1981      66,495     100.0%      3   Lofts Seed, Inc.
2201 Hangar Place                    Ind.-Flex    1987      52,300     100.0%      6   Pacesetter Enterprises, Inc.
954 Marcon Boulevard                 Ind.-Dist.   1981      30,140     100.0%      1   Telerx Marketing, Inc.
57 South Commerce Way                Ind.-Flex    1986      76,400      95.9%      4   SKF USA, Inc.
754 Roble Road                       Ind.-Flex    1986      46,800      48.7%      4   Community Foundation
894 Marcon Boulevard                 Ind.-Flex    1986      28,800      92.4%      9   Spalding Company, Inc.
744 Roble Road                       Ind.-Flex    1986      46,800      96.6%      7   Fluoro-Seal, Inc.
944 Marcon Boulevard                 Ind.-Flex    1986      38,400      96.8%     11   Ultratech Stepper, Inc.
1685 Valley Center Parkway           Ofc.         1996      27,200     100.0%      2   General Accident Insurance Co
6520 Stonegate Drive                 Ind.-Flex    1996      43,200     100.0%      4   Hub City, Inc.
7437 Industrial Boulevard            Ind.-Dist.   1976     191,330     100.0%      2   Stuart Medical, Inc.
2041 Avenue C                        Ind.-Flex    1990      30,400     100.0%      3   BEF Corporation
2124 Avenue C                        Ind.-Dist.   1990      36,000     100.0%      1   Graybar Electric Co., Inc.
7339 Industrial Boulevard            Ind.-Dist.   1996     215,000     100.0%      1   Cott Beverages USA, Inc.
7384 Penn Drive                      Ind.-Dist.   1988     112,000     100.0%      1   Wing Industries, Inc.
7144 Daniels Drive                   Ind.-Dist.   1975     300,312     100.0%      2   Simpson Paper Company
7620 Cetronia Road                   Ind.-Dist.   1990     155,060      59.6%      3   Flurotek Compounding, Inc.
939 Marcon Boulevard                 Ind.-Dist.   1980     315,000     100.0%      1   Fieldcrest Cannon Sure Fit, Inc.
100 Brodhead Road                    Ofc.         1990      47,765     100.0%      8   Summit Bank
1455 Valley Center Parkway           Ind.-Flex    1997      54,118     100.0%      2   Life Insurance Co. of No. America
1640 Valley Center Parkway           Ofc.         1996      30,850     100.0%      1   Pennsylvania Cellular
1650 Valley Center Parkway           Ofc.         1997      29,150     100.0%      3   Pennsylvania Cellular
1660 Valley Center Parkway           Ofc.         1998      27,500      92.0%      4   New York Life Insurance Co.
400 Nestle Way                       Ind.-Dist.   1997   1,190,000     100.0%      1   DSC Logistics, Inc.
83 South Commerce Way                Ofc.         1989      18,983      82.5%      3   Nationwide Insurance
85 South Commerce Way                Ofc.         1989      21,119      72.0%      1   Penn Del Directory Co.
87 South Commerce Way                Ofc.         1989      22,653     100.0%      4   Versyss, Inc.
89 South Commerce Way                Ind.-Flex    1998      43,200     100.0%      2   Reborn Enterprises, Inc.
7248 Industrial Boulevard            Ind.-Dist.   1988     497,000      67.5%      3   S.D. Warren Company
95 Highland Avenue                   Ofc.         1985      73,000      95.1%      4   Omnipoint Communications
236 Brodhead Road                    Ofc.         1994      45,097     100.0%      1   Fireman's Fund Insurance Co.
6620 Grant Way                       Ind.-Flex    1989      30,204     100.0%      1   Computer Hardware
700 Nestle Way                       Ind.-Dist.   1998     800,000     100.0%      2   Dial Corporation
7562 Penn Drive                      Ind.-Flex    1989      26,950     100.0%      5   Reliable Miller Casket Company
7277 Williams Avenue                 Ind.-Flex    1989      41,040     100.0%      3   National Packaging Systems, Inc.
7355 Williams Avenue                 Ind.-Flex    1988      43,425     100.0%      6   Teco-Westinghouse Motor
794 Roble Boulevard                  Ind.-Flex    1985     101,750     100.0%      1   Day-Timers, Inc.
6923 Schantz Spring Road             Ind.-Dist.   1993     100,000     100.0%      1   ABX Air, Inc.
2600 Beltline Avenue                 Ind.-Dist.   1987      69,190     100.0%      2   United Computer Supplies, Inc.
7132 Daniels Drive                   Ind.-Dist.   1988     289,800     100.0%      1   Russell-Stanley Corporation
3985 Adler Place                     Ofc.         1988      49,330      89.0%     10   Henry S. Lehr, Inc.
                                                        ----------     ------
Total Lehigh Valley                                      6,592,339      94.0%
                                                        ==========     ======

MARYLAND
180 Admiral Cochrane Drive           Ofc.         1989     128,242     100.0%     10   Columbia Medical Plan, Inc.
12000,001,040 Indian Creek Court     Ind.-Flex    1986     185,776      82.4%      8   Biospherics Incorporated
190 Admiral Cochrane Drive           Ofc.         1988      72,085      98.3%     10   State of Maryland
8280 Patuxent Range Drive            Ind.-Dist.   1978      60,079     100.0%      2   Alcore, Inc.
7178-7180 Columbia Gateway           Ind.-Flex    1987      88,895     100.0%      3   Amerix Corporation
8730 Bollman Place                   Ind.-Dist.   1984      98,745     100.0%      1   Kraft Foodservice, Inc.
9770 Patuxent Woods Drive            Ofc.         1986      35,520     100.0%      1   Delaware Coca-Cola
9780 Patuxent Woods Drive            Ofc.         1986      22,720     100.0%      1   BBN Corporation

                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
---------------------------------    ---------   -----  ----------  ---------  ------  -------------------------------
MARYLAND - CONT'D
9790 Patuxent Woods Drive            Ofc.         1986      25,345     100.0%      2   GTE Government Systems Corp.
9810 Patuxent Woods Drive            Ofc.         1986      27,725     100.0%      2   Bolt, Beranek and Newman
9800 Patuxent Woods Drive            Ofc.         1988      31,095     100.0%      3   Coca-Cola Company
9820 Patuxent Woods Drive            Ofc.         1988      24,720     100.0%      1   Kraft Foods, Inc.
9830 Patuxent Woods Drive            Ofc.         1986      30,800     100.0%      1   JP Foodservice, Inc.
9050 Red Branch Road                 Ind.-Dist.   1972      89,898     100.0%      8   Kemi Laboratories, Inc.
4606 Richlynn Drive                  Ind.-Dist.   1985      50,000     100.0%      1   CMB Enterprises, Inc.
8945-8975 Guilford                   Ofc.         1986     101,402     100.0%     22   Communications Systems Technology
7317 Parkway Drive                   Ofc.         1983      30,000     100.0%      1   Baltimore Gas & Electric Co.
9101,9111,9115 Guilford Road         Ind.-Flex    1984      52,004      90.6%      5   Wyle Electronics
9125,9135,9145 Guilford Road         Ind.-Flex    1983      85,804      96.8%      7   Federal Express Corporation
                                                        ----------     ------
Total Maryland                                           1,240,855      96.6%
                                                        ==========     ======

VIRGINIA
10 South Third Street                Ofc.         1930       4,900     100.0%      1   Scribner, Messer, Brady & Wade
1751 Bluehills Drive                 Ind.-Dist.   1991     265,082     100.0%      1   Conopco, Inc.
4300 Carolina Avenue                 Ind.-Dist.   1985     218,554     100.0%      1   United States of America
301 Hill Carter Parkway              Ind.-Dist.   1989      80,000     100.0%      1   Philip Morris Incorporated
4001 Carolina Avenue                 Ind.-Dist.   1935      35,300     100.0%      7   Modular Installations, LLC
5600-5626 Eastport Boulevard         Ind.-Flex    1989      71,227     100.0%      5   American Honda Motor Co., Inc.
5650-5674 Eastport Boulevard         Ind.-Dist.   1990     150,867     100.0%      4   Sterilization Services of VA
5700 Eastport Boulevard              Ind.-Dist.   1990     100,336     100.0%      1   Merisel, Inc.
11020 Hull Street Road               Ofc.         1987       5,172     100.0%      1   Patient First Corporation
3432 Holland Road                    Ofc.         1989       5,688     100.0%      1   Patient First Corporation
4880 Cox Road                        Ofc.         1995      59,948     100.0%      2   Saxon Mortgage, Inc.
5162 Valleypointe Parkway            Ind.-Flex    1993      25,000     100.0%      1   United States of America
4101-4127 Carolina Avenue            Ind.-Dist.   1973     126,000     100.0%      1   Cascade Sonoco, Inc.
4201-4261 Carolina Avenue            Ind.-Dist.   1975     288,000     100.0%      9   Crestar Bank
4263-4299 Carolina Avenue            Ind.-Dist.   1976     180,000     100.0%      1   Open Plan Systems, Inc.
4301-4335 Carolina Avenue            Ind.-Dist.   1978     162,000     100.0%      1   Smurfit Stone Container
4337-4379 Carolina Avenue            Ind.-Dist.   1979     198,000      40.9%      2   S.P. Richards Company
4501-4549 Carolina Avenue            Ind.-Dist.   1981     150,000     100.0%      2   McKesson Corporation
4551-4593 Carolina Avenue            Ind.-Dist.   1982     151,800     100.0%      3   A.H. Robins Company, Inc.
4601-4643 Carolina Avenue            Ind.-Dist.   1985     151,800     100.0%      2   T.E.U. Incorporated
4645-4683 Carolina Avenue            Ind.-Dist.   1985     120,000     100.0%      1   Owens & Minor Medical, Inc.
4447-4491 Carolina Avenue            Ind.-Dist.   1987     158,700     100.0%      1   Shelcore, Inc.
4401-4445 Carolina Avenue            Ind.-Dist.   1988     158,700     100.0%      2   Media Post Marketing
12 S. Third Street                   Ofc.         1900       5,735     100.0%      1   Liberty Property Trust
9601 Cosner Drive                    Ind.-Dist.   1995     128,500     100.0%      1   Simmons Company
315 Cardiff Valley Road              Ind.-Dist.   1994     151,200     100.0%      1   Caterpillar, Inc.
2300 East Parham Road                Ofc.         1988       5,172     100.0%      1   Patient First Corporation
1347 Diamond Springs Road            Ind.-Dist.   1980      99,260     100.0%      3   Wetsel Seed Company
5221 Valleypark Drive                Ind.-Flex    1988      17,007     100.0%      1   RBX Holdings, Inc.
5228 Valleypointe Parkway            Ind.-Flex    1988      14,977     100.0%      4   Simplex Corporation
5238 Valleypark Drive                Ind.-Flex    1989      17,062      91.1%      5   MCI Telecommunications Corp.
5601-5609 Eastport Boulevard         Ind.-Dist.   1996     150,000     100.0%      2   General Medical Corporation
5900 Eastport Boulevard              Ind.-Dist.   1997     142,800     100.0%      1   Hewlett-Packard Company
4717-4729 Eubank Road                Ind.-Dist.   1978     141,313      79.6%      3   Whitehall-Robins
5251 Concourse Drive                 Ofc.         1997      19,680      89.9%      3   Acadia Elastomers Corporation
4263F Carolina Avenue                Ind.-Dist.   1975      57,600     100.0%      3   Heflebower Transfer & Storage
4200 Oakleys Court                   Ind.-Dist.   1990      80,000     100.0%      1   Multiton Mic Corporation
1821 Battery Dantzler Road           Ind.-Dist.   1990     129,600     100.0%      3   Flare Corporation
5000 Cox Road                        Ind.-Flex    1990      58,367     100.0%      6   Patient First Corporation
510 Eastpark Court                   Ind.-Flex    1989      51,874     100.0%      4   Power Distribution, Inc.
520 Eastpark Court                   Ind.-Dist.   1989     144,228     100.0%      4   Bunzl-Richmond, Inc.
13001 Kingston Avenue                Ind.-Flex    1998      40,000     100.0%      3   Carl Zeiss Optical, Inc.
5701-5799 Eastport Boulevard         Ind.-Dist.   1991     174,720     100.0%      2   Menlo Logistics, Inc.
4801 Cox Road                        Ofc.         1998      83,535      99.5%      2   Capital One Services, Inc.
600 HP Way                           Ind.-Dist.   1997     158,400     100.0%      1   Hewlett-Packard Company
500 HP Way                           Ind.-Dist.   1997     146,000     100.0%      1   Hewlett-Packard Company
4198 Cox Road                        Ofc.         1984      43,387     100.0%     10   Insurance Co. of North America
5310 Valley Park Drive               Ind.-Flex    1998      17,425     100.0%      1   ITT Industries, Inc.
4510 Cox Road                        Ofc.         1990      72,509     100.0%     12   Massachusetts Mutual
2809 South Lynnhaven Road            Ofc.         1987      62,924      94.9%     11   Connecticut General Life
200 Golden Oak Court                 Ofc.         1988      73,676     100.0%     12   Metro Information Services
208 Golden Oak Court                 Ofc.         1989      63,696     100.0%     12   Prudential Bache
1 Enterprise Parkway                 Ofc.         1987      64,297      97.9%     14   SAIC
22 Enterprise Parkway                Ofc.         1990      72,444      95.0%     14   SAIC
484 Viking Drive                     Ofc.         1987      39,804      98.1%     12   Logicon Syscon, Inc.
10430 Lakeridge Parkway              Ind.-Flex    1989      71,230     100.0%      4   Naito America Corporation
10456 Lakeridge Parkway              Ind.-Flex    1991      69,200     100.0%      5   Baxter Healthcare Corporation
3829-3855 Gaskins Road               Ind.-Flex    1988      44,926     100.0%      1   First Union National Bank
629 Phoenix Drive                    Ind.-Flex    1996      24,549     100.0%      5   Nationwide Mutual Insurance
11838 Rock Landing Drive             Ofc.         1986      33,224      97.0%      6   Professional Software Engineering
11844 Rock Landing Drive             Ind.-Flex    1989      18,125      97.3%      2   Allstate Insurance Co.
11846 Rock Landing Drive             Ind.-Flex    1989      18,125     100.0%      2   United States Postal Service
5700 Cleveland Street                Ofc.         1989      85,450      96.5%     21   HDR Engineering, Inc.
                                                        ----------     ------
Total Virginia                                           5,759,095      97.2%
                                                        ==========     ======

THE CAROLINAS
4523 Green Point Drive               Ind.-Dist.   1988      85,830     100.0%      1   Triangle Warehouse
4501 Green Point Drive               Ind.-Dist.   1989      90,049     100.0%      4   New Breed Leasing Corporation
4500 Green Point Drive               Ind.-Dist.   1989      71,040     100.0%      6   Corporate Express Office
2427 Penny Road                      Ind.-Dist.   1990     270,000     100.0%      1   Furnishings International, Inc.
4524 Green Point Drive               Ind.-Dist.   1989      74,587     100.0%      4   Standard Register Company
4328,4336 Federal Drive              Ind.-Dist.   1995     177,600     100.0%      2   United Parcel Service, Inc.
200 Centreport Drive                 Ofc.         1986      47,190      94.3%     15   MCI Telecommunications Corp.
4344 Federal Drive                   Ind.-Dist.   1996      92,425     100.0%      4   MAC Papers, Inc.
202 Centreport Drive                 Ofc.         1990      62,664      97.5%      4   Key Risk Management Svs, Inc.
101 Centreport Drive                 Ofc.         1998      81,681      33.7%      6   Price Waterhouse LLP

                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
---------------------------------    ---------   -----  ----------  ---------  ------  -------------------------------
THE CAROLINAS - CONT'D
4000 Piedmont Parkway                Ofc.         1989      60,383      84.9%     17   New Breed Leasing Corporation
4380 Federal Drive                   Ind.-Dist.   1997      79,200     100.0%      3   Triad Health Alliance, Inc.
4388 Federal Drive                   Ind.-Flex    1997      32,400     100.0%      1   Abacon Telecommunications, Inc.
6532 Judge Adams Road                Ind.-Dist.   1997     151,600     100.0%      1   Iomega Corporation
3860 Faber Place                     Ind.-Flex    1995      42,500     100.0%      3   Scientific Research Corp.
4055 Faber Place                     Ofc.         1989      53,304      97.0%     12   Allstate Insurance Company
3820 Faber Place                     Ind.-Flex    1993      39,422      83.6%      6   Executone Information Sys, Inc.
3875 Faber Place                     Ofc.         1998      64,113      97.3%      5   Blackbaud, Inc.
440 Knox Abbott Drive                Ofc.         1989      50,248      97.5%     12   SCE&G Company
150 Ridgeview Center Drive           Ind.-Dist.   1984     222,670     100.0%      1   Alcoa Fujikura
1320 Garlington Road                 Ind.-Dist.   1986      72,000     100.0%      1   Perrigo Company
420 Park Avenue                      Ofc.         1986      46,489      99.7%      7   Geraghty & Miller, Inc.
1 Alliance Drive                     Ind.-Dist.   1998     103,684         -       -
111 Southchase Boulevard             Ind.-Dist.   1989     169,510     100.0%      1   Eybl Cartex, Inc.
300 International Boulevard          Ind.-Flex    1995     103,684     100.0%      1   Ronald and Carolyn Jones
4160 Mendenhall Oaks Parkway         Ind.-Dist.   1998     107,480     100.0%      1   Genco I, Inc.
1208 Eastchester Drive               Ofc.         1988      57,496      64.3%     13   L.M. Berry & Company
4050 Piedmont Parkway                Ofc.         1998     220,562      94.0%      1   Aetna Life Insurance Company
One Independence Pointe              Ofc.         1982      87,754     100.0%      8   Builder Marts of America, Inc.
55 Beattie Place                     Ofc.         1986     242,535      99.9%     18   Insignia Financial Group
75 Beattie Place                     Ofc.         1987     177,985      95.2%     28   Law Building
7736 McCloud Road                    Ofc.         1986      71,759     100.0%      5   Galey & Lord, Inc.
15 Brendan Way                       Ofc.         1988      39,834     100.0%      1   Rust Environmental
200 Meeting Street                   Ofc.         1990     144,046      95.3%     14   Nationsbank of South Carolina
7500 West 110th Street               Ofc.         1983     108,177      98.7%      2   Sprint Communications Company
8035 Quivira Road                    Ind.-Flex    1998      65,000     100.0%      1   ADS Alliance Data Systems, Inc.
4300 Federal Drive                   Ind.-Flex    1998      43,200     100.0%      1   Viewpoint Studios, Inc.
                                                        ----------     ------
Total The Carolinas                                      3,710,101      93.7%
                                                        ==========     ======

JACKSONVILLE
1730 Stebbins Drive                  Ind.-Dist.   1973      40,000     100.0%      1   Atlas Bag, Inc.
5911-5925 Richard Street             Ind.-Flex    1977      40,000     100.0%      1   Vistakon Div. - Johnson & Johnson
8383-8385 Baycenter Road             Ind.-Dist.   1973      40,000     100.0%      1   Parts House, Inc.
8775 Baypine Road                    Ofc.         1989      50,000     100.0%      1   AT&T Resource Management Corp.
8539 Western Way                     Ind.-Flex    1987      66,930     100.0%      1   First Union National Bank
6255 Lake Grey Boulevard             Ind.-Flex    1987      94,174      91.2%      5   U.S. Telecom Inc. (Sprint)
6600-6660 Suemac Place               Ind.-Dist.   1973     103,404     100.0%      5   American Flat Glass
6800-6850 Suemac Place               Ind.-Dist.   1973      60,000         -       -
8665, 8667, 8669 Baypine Road        Ofc.         1987      63,118     100.0%      5   Blue Cross and Blue Shield
8540 Baycenter Road                  Ind.-Flex    1984      30,028     100.0%      1   Reichhold Chemicals
1200 Riverplace Boulevard            Ofc.         1985     179,274      84.4%     17   Stein Mart, Inc.
8400 Baymeadows Way                  Ind.-Flex    1987      43,547     100.0%      4   Respiflow, Inc. & M.K. Diabetics
8614 Baymeadows Way                  Ofc.         1986      16,000     100.0%      1   Allstate Insurance Company
5941-5975 Richard Street             Ind.-Flex    1978      86,660     100.0%      1   Vistakon Div. - Johnson & Johnson
7970 Bayberry Road                   Ind.-Flex    1978      55,000      81.8%      4   Norandex, Inc.
6000-6030 Bowdendale Avenue          Ind.-Flex    1979      83,330     100.0%      5   Vistakon Div. - Johnson & Johnson
7898 Baymeadows Way                  Ofc.         1979      42,149     100.0%      2   Matrixx Marketing, Inc. (AT&T)
5977-6607 Richard Street             Ind.-Flex    1980      73,333     100.0%      1   Vistakon Div. - Johnson & Johnson
7910 & 7948 Baymeadows Way           Ofc.         1981      52,505     100.0%      3   Matrixx Marketing, Inc. (AT&T)
7954 & 7960 Baymeadows Way           Ofc.         1982      52,608     100.0%      2   Matrixx Marketing, Inc. (AT&T)
8787 Baypine Road                    Ofc.         1990     220,000     100.0%      1   AT&T Universal Card Services
7077 Bonneval Road                   Ofc.         1988     104,746      98.5%     22   Florida Windstorm Underwriting
4190 Belfort Road                    Ofc.         1986     105,664      98.6%     25   Executive Business Centers, Inc.
8011, 8021, 8031 Phillips Highway    Ofc.         1987      82,867      95.4%     11   Southwest Signal Engineering
7020 AC Skinner Parkway              Ind.-Flex    1996      42,184     100.0%      6   Intermedia Communications, Inc.
7022 AC Skinner Parkway              Ind.-Dist.   1996      88,200     100.0%      2   Microtek Medical, Inc.
11777 Central Highway                Ind.-Dist.   1985      50,000     100.0%      1   Airborne Freight Corporation
4345 Southpoint Parkway              Ofc.         1998     104,358      99.7%      9   Physician Sales & Service, Inc.
7016 AC Skinner Parkway              Ind.-Flex    1996      39,350     100.0%      1   Georgia-Pacific Corporation
7018 AC Skinner Parkway              Ind.-Flex    1997      92,815     100.0%     10   Physician Sales and Service
6620 Southpoint Drive                Ofc.         1984      59,926      92.5%     19   LC Footwear, LLC
7980 Bayberry Road                   Ind.-Dist.   1978      50,000     100.0%      3   Blue Cross & Blue Shield
9600 Satellite Boulevard             Ind.-Dist.   1989      48,000     100.0%      1   United Exposition Service Company
9700 Satellite Boulevard             Ind.-Dist.   1989      48,000      87.5%      2   Tilecera, Inc.
1902 Cypress Lake Drive              Ind.-Dist.   1989     120,360      66.5%      1   Production Resource Group, LLC
8250 & 8256 Exchange Place           Ind.-Flex    1985      52,380     100.0%      8   Colorvision International, Inc.
6600 Southpoint Parkway              Ofc.         1986      56,460     100.0%      1   Humana Health Insurance Company
6700 Southpoint Parkway              Ofc.         1987      46,500      99.2%      7   Atlantic Mortgage and Investment
4801 Executive Park Court - 100      Ind.-Flex    1990      60,000     100.0%      1   The Hamilton Group, Inc.
4801 Executive Park Court - 200      Ind.-Flex    1990      40,000     100.0%      6   The Florida Times-Union
4810 Executive Park Court            Ind.-Flex    1990      40,000     100.0%      2   The Hamilton Group, Inc.
6602 Executive Park Court - 100      Ind.-Flex    1993      42,000      57.1%      1   Norandex, Inc.
6602 Executive Park Court - 200      Ind.-Flex    1993      32,000     100.0%      4   US Automated Pro
6631 Executive Park Court - 100      Ind.-Flex    1994      27,200     100.0%      1   Continental Cablevision
6631 Executive Park Court - 200      Ind.-Flex    1994      44,000     100.0%      4   AT&T Resource Management Corp.
4815 Executive Park Court - 100      Ind.-Flex    1995      39,600     100.0%      5   Lucent Technologies
4815 Executive Park Court - 200      Ind.-Flex    1995      50,000      90.0%      3   Drake Studios
4825 Executive Park Court            Ind.-Flex    1996      65,000     100.0%      5   Communication Test Design
4820 Executive Park Court            Ind.-Flex    1997      60,000      50.5%      2   Deka Medical, Inc.
10511 & 10611 Satellite Boulevard    Ind.-Flex    1985      76,800     100.0%      6   Fast Forward Transportation Svs.
1400-1440 Central Florida Parkway    Ind.-Dist.   1962     121,225      67.0%      2   Sealy Mattress Company, Inc.
6601 Executive Park Circle North     Ind.-Flex    1992      80,000     100.0%      1   Perdue, Inc.
1300 Riverplace Boulevard            Ofc.         1980     110,332      99.4%     17   United States Postal Service
4901 Belfort Land                    Ind.-Flex    1986      78,930     100.0%      3   CSX Transportion, Inc.
16445 Air Center Boulevard           Ind.-Dist.   1997      70,060     100.0%      3   Skyway Freight Systems, Inc.
16405 Air Center Boulevard           Ind.-Dist.   1997      84,630     100.0%      3   Intermodal Terminal, Inc.
2216 Directors Row                   Ind.-Dist.   1998     118,500     100.0%      1   ITCO Holding Company, Inc.
7460 Chancellor Drive                Ind.-Dist.   1998      48,000     100.0%      1   Baker Manufacturing, Inc.
1901 Summit Tower Boulevard          Ofc.         1998     119,870     100.0%      2   Acana Corporation
3701-3727 Vineland Road              Ind.-Flex    1985      83,583     100.0%      8   Genesis 2000, Inc.
                                                        ----------     ------
Total Jacksonville                                       4,175,600      93.8%
                                                        ==========     ======

                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
---------------------------------    ---------   -----  ----------  ---------  ------  -------------------------------
TAMPA
4001, 4051, 4101 Fowler Avenue       Ind.-Flex    1987     101,227     100.0%     17   Musculoskeletal Institute
5502 Pioneer Park Boulevard          Ind.-Dist.   1981      48,375     100.0%      5   Premdor Corporation
5501 Pioneer Park Boulevard          Ind.-Dist.   1981      61,416      73.1%      3   Premdor Corporation
5690-5694 Crenshaw Street            Ind.-Dist.   1979      87,095     100.0%      3   Florida Flooring Products, Inc.
3102,3104,3110 Cherry Palm Drive     Ind.-Flex    1986      74,339     100.0%     11   Groundwater Technology, Inc.
8401-8408 Benjamin Road              Ind.-Flex    1986     127,566     100.0%     14   Merck-Medco Rx Services
3501 Riga Boulevard                  Ind.-Flex    1987      57,220     100.0%      2   Customer Communications Center
111 Kelsey Lane                      Ind.-Flex    1990      60,200     100.0%      3   Westinghouse Electric Corp.
7930, 8010-20 Woodland Center        Ind.-Flex    1990      89,758      81.6%     11   Intertel Communications, Inc.
7920 Woodland Center Boulevard       Ind.-Flex    1997      52,627     100.0%      2   Promus Hotels
8154-8198 Woodland Center            Ind.-Flex    1988      45,382     100.0%     15   Williams Telecommunication
8112-42 Woodland Center              Ind.-Flex    1995      39,155     100.0%      2   American Express Travel
8212 Woodland Center                 Ind.-Flex    1996      39,155     100.0%      1   Metropolitan Fiber Systems
131 Kelsey Lane                      Ind.-Flex    1985      89,290     100.0%      1   Pharmerica, Inc.
7724 Woodland Center Boulevard       Ofc.         1998      29,350     100.0%      3   Option One Mortgage Corp.
8921 Brittany Way                    Ind.-Flex    1998      32,000     100.0%      1   American Management Group, Inc.
5250 Eagle Trail Drive               Ind.-Dist.   1998      97,400     100.0%      1   Graebel/Tampa Bay Movers, Inc.
                                                        ----------     ------
Total Tampa                                              1,131,555      97.1%
                                                        ==========     ======

SOUTH FLORIDA
1701 Clint Moore Boulevard           Ind.-Flex    1985      80,060     100.0%      2   Amitek Corporation
4555 Riverside Drive                 Ofc.         1988      67,056     100.0%      1   Implant Innovations, Inc.
2500 Metrocentre Boulevard           Ofc.         1988      18,012     100.0%      2   Parent-Child Study
2540 Metrocentre Boulevard           Ofc.         1988      12,419      13.3%      1   Flagship Financial Services, Inc.
2541 Metrocentre Boulevard           Ofc.         1988      10,964     100.0%      2   Centex Real Estate Corp.
2580 Metrocentre Boulevard           Ofc.         1988      19,381      45.8%      1   Comprehensive Aids Program
2581 Metrocentre Boulevard           Ofc.         1988      14,309      37.5%      2   Petsche & Associates, Inc.
1101 Northpoint Parkway              Ind.-Flex    1990      36,400      98.8%      2   R.H.M.A.
3223 Commerce Place                  Ind.-Flex    1990      20,125     100.0%      2   Nationwide Mutual Insurance Co.
801 Northpoint Parkway               Ind.-Dist.   1991      28,500     100.0%      1   AT&T Wireless Services
5410-5430 Northwest 33rd Avenue      Ind.-Flex    1985      65,868      96.2%      9   Da Vinci Systems, Inc.
6500 NW 12th Avenue                  Ind.-Dist.   1989      66,000      90.9%      8   Lucent Technology
6600 NW 12th Avenue                  Ind.-Dist.   1989      66,025      90.9%      7   Brink's Incorporated
1500 SW 5th Court                    Ind.-Dist.   1957     120,544      91.5%      8   Central Sprinkler Company
1651 SW 5th Court                    Ind.-Dist.   1990      25,200     100.0%      2   Berwin, Inc.
1601 SW 5th Court                    Ind.-Dist.   1990      25,200     100.0%      1   Berwin, Inc.
1501 SW 5th Court                    Ind.-Dist.   1990      25,200      99.7%      4   U.S. Power, Inc.
1400 SW 6th Court                    Ind.-Dist.   1986     143,459     100.0%      5   Suddath Relocation Systems
1405 SW 6th Court                    Ind.-Flex    1985      48,620     100.0%      8   Fat Free Food Corporation
595 SW 13th Terrace                  Ind.-Dist.   1984      44,627     100.0%      3   Man Engines & Components, Inc.
601 SW 13th Terrace                  Ind.-Dist.   1984      20,385     100.0%      1   Taylor Corp. d/b/a Sunset Thermo
605 SW 16th Terrace                  Ind.-Dist.   1965      38,458     100.0%      1   Parlux Fragrances, Inc.
2440-2478 Metrocentre Boulevard      Ofc.         1988      30,238      91.8%      7   State of Florida Dept. of Revenue
951 Broken Sound Parkway             Ofc.         1986      86,500     100.0%     12   Siemens Telecom Networks
3400 Lakeside Drive                  Ofc.         1990     121,290      95.3%     10   Humana Medical Plan, Inc.
3450 Lakeside Drive                  Ofc.         1990     120,347      91.6%      6   Electronic Data Systems Corp.
13650 NW 8th Street                  Ofc.         1991      24,732     100.0%      5   Allstate Insurance Company
13630 NW 8th Street                  Ofc.         1991      30,093     100.0%      3   Lucent Technologies, Inc.
777 Yamato Road                      Ofc.         1987     156,024      96.7%     12   National Council on Compensation
1801 Clint Moore Boulevard           Ofc.         1986      47,938      85.7%     15   Noble International Investment
                                                        ----------     ------
Total South Florida                                      1,613,974      94.7%
                                                        ==========     ======

MINNESOTA
6601-6625 W. 78th Street             Ofc.         1998     325,000     100.0%      1   Diversified Pharmaceutical Svs.
2905 Northwest Boulevard             Ind.-Flex    1983      84,765     100.0%      9   Deltak LLC
2800 Campus Drive                    Ind.-Flex    1985      64,852      99.7%      5   Ciprico, Inc.
2955 Xenium Lane                     Ind.-Flex    1985      24,800      59.9%      1   Van Sickle, Allen & Assoc., Inc.
9401-9443 Science Center Drive       Ind.-Flex    1989      73,908     100.0%      7   Ameridata, Inc.
6321-6325 Bury Drive                 Ind.-Flex    1988      72,965     100.0%      5   Ontrack Computer Systems
7115-7173 Shady Oak Road             Ind.-Flex    1984      78,051      92.3%     15   Core Group Marketing, Inc.
7660-7716 Golden Triangle Drive      Ind.-Flex    1988      89,672      91.9%      7   Achieve Software Corporation
7400 Flying Cloud Drive              Ind.-Flex    1987      32,137     100.0%      1   Mamac Systems, Inc.
330 Second Avenue                    Ofc.         1980     197,100      81.7%     43   General Services Administration
10301-10305 West 70th Street         Ind.-Flex    1984      23,547     100.0%      3   Sci-Com Data Services, Ltd.
10321 West 70th Street               Ind.-Flex    1984      28,372     100.0%      1   Pattern Processing, Inc.
10333 West 70th Street               Ind.-Flex    1984      21,640     100.0%      1   Arcadia Financial, Ltd.
10349-10357 West 70th Street         Ind.-Flex    1985      53,912     100.0%      2   Augustine Medical, Inc.
10365-10375 West 70th Street         Ind.-Flex    1985      56,877     100.0%      2   Viking Press
10393-10394 West 70th Street         Ind.-Flex    1985      52,684     100.0%      2   Augustine Medical, Inc.
7078 Shady Oak Road                  Ind.-Flex    1985      67,041     100.0%      1   Laser Master Corp.
5600 & 5610 Rowland Road             Ind.-Flex    1988     119,394      97.6%     12   GN Danavox, Inc.
2920 Northwest Boulevard             Ind.-Flex    1997      81,935      99.8%      5   Priority Envelope, Inc.
5400-5500 Feltl Road                 Ind.-Flex    1985     135,089     100.0%      7   Comdisco, Inc.
10300 Bren Road                      Ind.-Flex    1981      50,156     100.0%      2   Electrosonic Systems, Inc.
14630-14650 28th Avenue North        Ind.-Dist.   1978      56,100     100.0%      2   Triarco Arts & Crafts, Inc.
7695-7699 Anagram Drive              Ind.-Flex    1997      39,390     100.0%      2   Arrow Electronics, Inc.
7550 Meridian Circle                 Ind.-Flex    1989      49,827     100.0%      4   Silent Knight, LLC
2800 Northwest Boulevard             Ind.-Flex    1995     164,122     100.0%      2   Nellcor Puritan Bennett
3255 Neil Armstrong Boulevard        Ind.-Dist.   1998      87,402     100.0%      1   Metz Baking Company
4801 West 81st Street                Ind.-Flex    1984      58,810     100.0%     12   Suburban Radiologic Consultant
8100 Cedar Avenue                    Ind.-Flex    1983      62,596     100.0%      1   Automatic Data Processing
9600 54th Avenue                     Ind.-Flex    1998      50,021     100.0%      1   Entronix International, Inc.
7800 Equitable Drive                 Ofc.         1998      43,426     100.0%      4   Rollerblade, Inc.
7905 Fuller Road                     Ind.-Flex    1998      74,224     100.0%      1   JASC Software, Inc.
                                                        ----------     ------
Total Minnesota                                          2,419,815      97.4%
                                                        ==========     ======

                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
---------------------------------    ---------   -----  ----------  ---------  ------  -------------------------------
MICHIGAN
26911-26957 Northwestern Highway     Ofc.         1985     634,470      97.4%     36   RL Polk & Co.
1650 Research Drive                  Ofc.         1985      71,247     100.0%      6   Hughes Aircraft Company
1775 Research Drive                  Ofc.         1985      30,450     100.0%      1   New Venture Gear, Inc.
1875 Research Drive                  Ofc.         1986      30,305     100.0%      3   Avery International, Inc.
1850 Research Drive                  Ofc.         1986      72,229      95.6%      3   Budd Company, Inc.
1965 Research Drive                  Ofc.         1987      38,600     100.0%      3   Porsche Engineering Services
1960 Research Drive                  Ofc.         1987      38,600     100.0%      2   Square D Company
27260 Haggerty Road                  Ind.-Flex    1983      50,391     100.0%     14   Farmers Insurance Exchange
27200 Haggerty Road                  Ind.-Flex    1983      42,156     100.0%      6   Automotive Systems Laboratories
27280 Haggerty Road                  Ind.-Flex    1983      49,944      95.2%     16   Ecova, Inc.
27220 Haggerty Road                  Ind.-Flex    1985      22,175     100.0%      1   Automotive Systems Laboratories
27240 Haggerty Road                  Ind.-Flex    1985      18,665     100.0%      3   Automotive Systems Laboratories
27300 Haggerty Road                  Ind.-Flex    1985      40,779     100.0%      8   Atoma International of America
1101 Allen Drive                     Ind.-Flex    1974      24,582     100.0%      1   Goldon Windows & Mirrors, Inc.
1151 Allen Drive                     Ind.-Flex    1974      41,200     100.0%      1   Effective Mailers, Inc.
1300 Rankin Street                   Ind.-Flex    1979      33,600     100.0%      1   Connolly N.A., LLC
1350 Rankin Street                   Ind.-Flex    1979      28,000     100.0%      1   PPG Industries, Inc.
1376-1400 Rankin Street              Ind.-Flex    1979      33,640     100.0%      5   Seaman-Patrick Paper Co.
1352-1374 Rankin Street              Ind.-Flex    1979      38,400     100.0%      4   Ambrosi & Associates
1324-1346 Rankin Street              Ind.-Flex    1979      33,600     100.0%      2   Coolridge Glass Company, Inc.
1301-1307 Rankin Street              Ind.-Flex    1978      28,000      57.1%      1   Michelin North America, Inc.
1409 Allen Drive                     Ind.-Flex    1978      40,000      90.0%      8   Detroit Legal News Publishing
1304 E. Maple Road                   Ind.-Flex    1971      60,667         -       -
1334 Maplelawn Road                  Ind.-Flex    1983      28,122     100.0%      1   Ovonic Battery Company
1290 Maplelawn Road                  Ind.-Flex    1984      19,314     100.0%      1   AIP, Inc.
1070 Maplelawn Road                  Ind.-Flex    1982      15,520     100.0%      1   J. Austin Oil Company of Flint
950 Maplelawn Road                   Ind.-Flex    1982      32,980     100.0%      1   EG&G Structural Kinematics
894 Maplelawn Road                   Ind.-Flex    1986      32,868     100.0%      1   EG&G Structural Kinematics
1179 Maplelawn Road                  Ind.-Flex    1984      19,873     100.0%      1   The Stanley Works
1940 Norwood Drive                   Ind.-Flex    1983      19,644     100.0%      1   Olga's Kitchen, Inc.
1311-1331 Maplelawn Road             Ind.-Flex    1986      28,384     100.0%      1   Sweet Ideas LP
2354 Bellingham Street               Ind.-Flex    1990      19,775     100.0%      1   PGF Industries, Inc.
2360 Bellingham Street               Ind.-Flex    1985      19,775     100.0%      1   United States Postal Service
1911 Ring Drive                      Ind.-Flex    1986      19,500     100.0%      1   Fitzpatrick Manufacturing Company
26442-26450 Haggerty Road            Ind.-Flex    1988      29,800     100.0%      2   The Office Connection
26500 Haggerty Road                  Ind.-Flex    1986      52,000     100.0%      2   Cooper Tire & Rubber Company
26650 Haggerty Road                  Ind.-Flex    1988      26,800     100.0%      1   Inalfa Hollandia
26700 Haggerty Road                  Ind.-Flex    1986      39,200     100.0%      1   Inalfa Hollandia
26750 Haggerty Road                  Ind.-Flex    1988      29,800     100.0%      1   North American Lighting, Inc.
26800 Haggerty Road                  Ind.-Flex    1986      22,000     100.0%      1   Fata Hunter, Inc.
26842-26850 Haggerty Road            Ind.-Flex    1988      24,400     100.0%      2   Akebono BSEC, Inc.
50 West Big Bear Road                Ofc.         1987     142,290      98.8%     23   USA Federal Credit Union
100 West Big Bear Road               Ofc.         1987     139,215      96.6%     21   American Communications Network
245 Executive Drive                  Ofc.         1984      60,003      97.6%      6   Continental Casualty Company
8301 West Parkland Court             Ind.-Dist.   1982     119,040     100.0%      4   Ryan & Sons, Inc.
4701 West Schroeder Drive            Ind.-Flex    1985      40,370     100.0%      6   U.S. Processing, Inc.
4555 West Schroeder Drive            Ind.-Flex    1989      53,978     100.0%     11   U.S. Processing, Inc.
32991 Hamilton Court                 Ofc.         1989      70,505      53.0%      1   Medview Services, Inc.
7800 N. 113th Street                 Ofc.         1991      80,212     100.0%      1   Aqua-Chem, Inc.
2475-2479 Elliot Avenue              Ind.-Flex    1984      10,481     100.0%      1   Pastel Photo Labs, Inc.
32661 Edward Avenue                  Ind.-Flex    1976      32,025     100.0%      1   Bell Atlantic Network
32701 Edward Avenue                  Ind.-Flex    1976      28,800     100.0%      1   Design Origins, Inc.
32751 Edward Avenue                  Ind.-Flex    1969      13,700     100.0%      1   Home I.V. Care, Inc.
32853 Edward Avenue                  Ind.-Flex    1973      16,226     100.0%      1   Triad Services Group, Inc.
555 East Mandoline Avenue            Ind.-Flex    1979      16,548     100.0%      1   DHL Airways, Inc.
599 East Mandoline Avenue            Ind.-Flex    1979      13,700     100.0%      1   Muller Weingarten
749 East Mandoline Avenue            Ind.-Flex    1974      16,350     100.0%      1   Rheem Manufacturing Company
750 East Mandoline Avenue            Ind.-Flex    1969      15,700     100.0%      1   Triad Services Group, Inc.
900 East Mandoline Avenue            Ind.-Flex    1972      16,350     100.0%      1   MGA Research Corporation
949 East Mandoline Avenue            Ind.-Flex    1974      16,100     100.0%      1   Baron Industries
32390-32400 Howard Avenue            Ind.-Flex    1978      13,092         -       -
32090 John Road                      Ind.-Flex    1980       5,520     100.0%      1   Kitchen & Bath by Rite-Way
31601 Research Park Drive            Ind.-Flex    1985      29,220     100.0%      1   Eftec North America, Inc.
31651 Research Park Drive            Ind.-Flex    1985      20,272     100.0%      1   JAC Products, Inc.
31700 Research Park Drive            Ind.-Flex    1988      23,980     100.0%      1   Valenite, Inc.
31701 Research Park Drive            Ind.-Flex    1985      14,582     100.0%      1   EDAG, Inc.
31751 Research Park Drive            Ind.-Flex    1985      17,569     100.0%      1   Valenite, Inc.
31800 Research Park Drive            Ind.-Flex    1986      32,000     100.0%      1   Valenite, Inc.
800 Tech Row                         Ind.-Flex    1986      63,470     100.0%      1   Motor City Electric Company
900 Tech Row                         Ind.-Flex    1986      18,280     100.0%      1   Cincinnati Milacron Marketing
1000 Tech Row                        Ind.-Flex    1987      33,260     100.0%      1   General Motors Corporation
31771 Sherman Avenue                 Ind.-Flex    1982      14,000     100.0%      1   Valeron Corporation
31791 Sherman Avenue                 Ind.-Flex    1983      11,011     100.0%      1   Dover Resources, Inc.
31811 Sherman Avenue                 Ind.-Flex    1983      24,388     100.0%      1   De-Sta-Co, Division
31831 Sherman Avenue                 Ind.-Flex    1984      18,618     100.0%      1   Jomar International, Ltd.
31900 Sherman Avenue                 Ind.-Flex    1984      21,950     100.0%      1   American District Telegraph
800 East Whitcomb Avenue             Ind.-Flex    1987      15,700     100.0%      1   Structural Dynamics Research
950 East Whitcomb Avenue             Ind.-Flex    1988      42,120     100.0%      1   Code Alarm, Inc.
1000 East Whitcomb Avenue            Ind.-Flex    1980      20,000     100.0%      1   Code Alarm, Inc.
1100 East Whitcomb Avenue            Ind.-Flex    1980      17,011     100.0%      2   Data Imaging Specialists
1201 East Whitcomb Avenue            Ind.-Flex    1980      26,660     100.0%      1   Danse Manufacturing Corp.
1210 East Whitcomb Avenue            Ind.-Flex    1983       9,690      85.1%      1   Erman & Son
1260 Kempar Avenue                   Ind.-Flex    1981       8,160     100.0%      1   Bradford Company
1280 Kempar Avenue                   Ind.-Flex    1983      10,244     100.0%      1   Midland Design Service, Inc.
1001 East Lincoln Avenue             Ind.-Flex    1987      44,508     100.0%      1   Galco Industrial Electronics
1201 East Lincoln Avenue             Ind.-Flex    1986      65,942     100.0%      1   Champion International Corp.
22515 Heslip Drive                   Ind.-Flex    1975      10,380     100.0%      1   Sport Academy, Inc.
8400 Lakeview Parkway                Ind.-Flex    1991      84,250     100.0%      9   Tetra Pak, Inc.
8401 Lakeview Parkway                Ind.-Flex    1993      72,351     100.0%      3   Moore Business Forms
9801 80th Avenue                     Ind.-Dist.   1994     277,454     100.0%      2   Unified Solutions, Inc.
                                                        ----------     ------
Total Michigan                                           3,948,730      96.1%
                                                        ==========     ======

                                                                     PERCENT
                                                                    LEASED AT
                                     BUILDING    YEAR   LEASEABLE    DEC. 31,  NO. OF
PROJECT NAME                           TYPE      DVLP.  SQ.FT.(1)    1998 (2)  LEASES             MAJOR TENANT
---------------------------------    ---------   -----  ----------  ---------  ------  -------------------------------
UNITED KINGDOM
10 Kings Hill Avenue                 Ind.-Flex    1998      36,447      75.4%      4   CFS International, Ltd.
25 Kings Hill Avenue                 Ofc.         1996      35,231     100.0%      2   Charities Aid Foundation
2 Kings Hill Avenue                  Ind.-Flex    1996      34,600     100.0%      6   Canon, Ltd.
50 Gibson Drive                      Ofc.         1996      18,000     100.0%      1   Genzyme Biochemicals
50 Kings Hill Avenue                 Ofc.         1996      50,000     100.0%      1   Rhone-Poulenc Rorer
                                                        ----------     ------
Total United Kingdom                                       174,278      94.8%
                                                        ==========     ======

TOTAL COMPANY                                           44,168,315      95.0%
                                                        ==========     ======


(1) Based on net leaseable building area at December 31, 1998. Some buildings have been expanded since their original acquisition or development.

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

On June 27, 1995, the Environmental Protection Agency ("EPA") notified Willard G. Rouse III, and two former senior executives, together with six other companies or individuals, that they may be potentially responsible, as former owners, for a portion of the response costs for remediation of ground water in part of the North Penn Service Area for certain properties located in Upper Gwynedd Township, Pennsylvania, (the "Church Road Properties"). The Company acquired the Church Road Properties from the Predecessor upon formation of the Company. The Company has not been similarly notified by the EPA; however, as the present owner of the Church Road Properties, the potential exists for the Company to be named a potentially responsible party if there has been a release from the Church Road Properties of hazardous substances, including trichloroethylene, that requires remediation. In such circumstances, the Company believes it would have claims against other financially responsible parties (including previous owners of the Church Road Properties, such as Zenith and the other parties identified by the EPA as potentially liable) and, consequently, the Company does not believe that its liability with respect to this matter, if any, is likely to be material. In addition, Mr. Rouse, Joseph P. Denny and two former senior executives agreed to indemnify the Company for a period of 10 years commencing in June 1994 with respect to material environmental liabilities associated with the Church Road Properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS

The following persons are the executive officers of the Trust, which is the sole general partner of the Operating Partnership:

                           AGE AT
                          FEBRUARY               POSITION
        NAME              22, 1999
-----------------------   --------   -----------------------------------------------
Willard G. Rouse III       56        Chairman of the Board of Trustees
                                     and Chief Executive Officer

Joseph P. Denny            52        President, Chief Operating Officer and Trustee

George J. Alburger, Jr.    51        Chief Financial Officer and Treasurer

Robert E. Fenza            41        Executive Vice President

James J. Bowes             45        Secretary and General Counsel

Each officer was elected as such in July 1994 with the exception of Mr. Alburger, who was elected Chief Financial Officer and Treasurer in May 1995, and Mr. Bowes, who was elected Secretary in December 1996. Each officer will serve until the first meeting of the Board of Trustees after the next annual meeting of shareholders or until the officer resigns or is removed from office by the Board of Trustees.

Willard G. Rouse III has served as Chairman of the Board of Trustees and Chief Executive Officer of the Company since March 1994. Mr. Rouse had been a General Partner of the Predecessor since its founding in 1972. Mr. Rouse has served as Chairman of each of the Pennsylvania Convention Center Authority, Foundation for Architecture, We the People 2000 and the Philadelphia Children's Network and as President of the Fellowship Commission. Mr. Rouse is currently Chair of The Philadelphia Regional Performing Arts Center, which is constructing a performing arts center in Philadelphia, Pennsylvania.

Joseph P. Denny has served as President and Chief Operating Officer of the Company and a trustee of the Trust since March 1994. Mr. Denny joined the Predecessor in 1979 and served as a Regional Manager. In these capacities, he was responsible for developing approximately one billion dollars of projects, primarily large urban projects. Mr. Denny is a Vice Chairman of the Industrial and Office Park Council of the Urban Land Institute and serves on the Advisory Board of the Wharton Business School's Real Estate Center and the NAREIT Legislative Advisory Council.

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

                                                            DIVIDENDS
                                                           DECLARED PER
                                  HIGH        LOW          COMMON SHARE
                                  ----        ---          -------------

1998
First Quarter                   $28 3/8     $25                $0.42
Second Quarter                   27          24 1/2             0.42
Third Quarter                    26 3/16     21 1/2             0.45
Fourth Quarter                   25          20 13/16           0.45

1997
First Quarter                   $26 1/8     $23 3/4            $0.41
Second Quarter                   25 1/2      23 5/8             0.41
Third Quarter                    27 1/8      24 3/4             0.42
Fourth Quarter                   28 7/8      25 1/2             0.42

As of February 22, 1999, the Common Shares were held by 1,062 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 1998, 1997, 1996 and 1995 and for the period from June 23, 1994 to December 31, 1994, for Liberty Property Trust, Liberty Property Limited Partnership and the Predecessor combined as of and for the year ended December 31, 1994, and for the Predecessor for the period from January 1, 1994 to June 22, 1994. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior periods have been restated to conform to current-year-presentation.

                          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                           AND PREDECESSOR (COMBINED)

                                                                                                         LIBERTY
                                                                                                         PROPERTY
                                                                                                          TRUST/
                                                                                                          LIBERTY
                                                                                                          PROPERTY
                                                                                                          LIMITED
                                                                                                        PARTNERSHIP/
                                         LIBERTY PROPERTY TRUST/                                        PREDECESSOR
                                     LIBERTY PROPERTY LIMITED PARTNERSHIP                 PREDECESSOR   (COMBINED)
                           ------------------------------------------------------------   -----------   -----------
                                             YEAR ENDED                      JUNE 23,      JANUARY 1,
                           -----------------------------------------------   1994 TO        1994 to      YEAR ENDED
                            DECEMBER    DECEMBER    DECEMBER    DECEMBER     DECEMBER         JUNE        DECEMBER
                            31, 1998    31, 1997    31, 1996    31, 1995     31, 1994       22, 1994      31, 1994
                           ----------  ----------  ----------   ----------  -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Total revenue              $  387,093  $  232,517  $  154,265   $ 117,041   $  46,638     $ 36,384      $  83,022
Rental and real estate
  tax expense                 108,345      61,079      40,853      29,314      11,377       10,373         21,750
General and administra-
  tive expenses                15,522      10,650       8,023       5,212       2,273        2,439          4,712
Depreciation and
  amortization                 67,932      40,752      28,203      22,518       8,294        6,438         14,732
                           ----------  ----------  ----------   ---------   ---------     --------      ---------
Operating income              195,294     120,036      77,186      59,997      24,694       17,134         41,828
Premium on debenture
  conversions                       -          98       1,027           -           -            -              -
Interest expense               78,617      53,888      38,528      37,688      13,826       20,417         34,243
                           ----------  ----------  ----------   ---------   ---------     --------      ---------
Income (loss) before
  minority interest and
  extraordinary item          116,677      66,050      37,631      22,309      10,868       (3,283)         7,585
Minority interest               8,062       5,606       3,891       2,843       7,664            -          7,664
Extraordinary item-gain
  on extinguishment of
  debt                              -           -           -           -      52,677        3,084         55,761
                           ----------  ----------  ----------   ---------   ---------     --------      ---------

Net income (loss)             108,615      60,444      33,740      19,466      55,881         (199)        55,682
                           ----------  ----------  ----------   ---------   ---------     --------      ---------

Preferred distributions        11,000       4,247           -           -           -            -              -
                           ----------  ----------  ----------   ---------   ---------     --------      ---------
Income (loss) available
  to common shareholders   $   97,615  $   56,197  $   33,740   $  19,466   $  55,881     $   (199)     $  55,682
                           ==========  ==========  ==========   =========   =========     ========      =========

Distributions paid on
 common shares and units   $  109,361  $   70,615  $   52,569   $  38,683   $  10,219            -              -
                           ==========  ==========  ==========   =========   =========

Distributions paid on
 preferred shares          $   11,000  $    2,414           -           -           -            -              -
                           ==========  ==========

PER SHARE DATA
Income per common share
  before extraordinary
  item - basic             $     1.60  $     1.39  $     1.14   $    0.89   $    0.46            -              -
Income per common share -
  basic                    $     1.60  $     1.39  $     1.14   $    0.89   $    2.67            -              -
Income per common share
  before extraordinary
  item - diluted           $     1.59  $     1.38  $     1.14   $    0.89   $    0.27            -              -
Income per common share -
  diluted                  $     1.59  $     1.38  $     1.14   $    0.89   $    1.91            -              -
Distributions paid per
  common share             $     1.71  $     1.65  $     1.61   $    1.60   $    0.43            -              -
Distributions paid per
  preferred share          $     2.20  $     0.48           -           -           -            -              -
Weighted average number
  of shares outstanding -
  basic  <F1>                  61,036      40,493      29,603      21,833      20,965            -              -
Weighted average number
  of shares outstanding -
  diluted <F2>                 61,315      40,806      29,678      21,838      35,386            -              -
OTHER DATA
Cash provided by opera-
  ting activities          $  219,223  $  136,596  $   68,643   $  68,186   $   9,082     $  7,050      $  16,132
Cash used by investing
  activities                 (839,542)   (864,562)   (267,099)   (281,862)   (154,273)      (2,009)      (156,282)
Cash provided by
  financing activities        579,631     763,433     207,439     199,136     159,585        5,526        165,111
Funds from operations <F3>    173,829     102,617      65,944      44,606      19,082        3,075         22,517

                                                       LIBERTY PROPERTY TRUST/
                                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                                ------------------------------------------------------------------------
                                                             DECEMBER 31,
                                ------------------------------------------------------------------------
                                    1998          1997             1996           1995           1994
                                ------------  ------------    ------------   ------------   ------------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Net real estate                 $ 2,819,119   $ 1,956,717     $ 1,061,234    $    826,289   $    512,619
Total assets                      2,933,371     2,094,337       1,152,612         898,102        602,981
Total indebtedness                1,423,843       960,134         678,709         473,909        320,857
Shareholders' and owners'
  equity                          1,267,036       955,595         375,532         335,521        229,667

OTHER DATA
Total leaseable square foot-
  age of properties at end
  of period (in thousands)           44,168        32,453          20,617          16,693         11,090
Number of properties at
  the end of period                     608           441             259             208            151
Percentage leased at end
  of period                              95%           95%             93%             92%            88%

<F1>  Basic weighted average number of shares includes only Common
Shares outstanding during the year.

<F2>  Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options, and excludes Common Shares issuable upon conversion of Units, and upon the exchange of Convertible Debentures, because to do so would have been antidilutive for the periods presented, with the exception of the period June 23, 1994 to December 31, 1994. The diluted weighted average shares for this period includes the dilutive effect of all of the aforementioned securities.

<F3>  "Funds from operations" is defined by the National Association of
Real Estate Investment Trusts ("NAREIT") as net income or loss after preferred dividends (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and minority interest, and excluding significant non-recurring events that materially distort the comparative measurement of Company performance over time. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the years ended December 31, 1998, 1997 and 1996 is included in Notes 11 and 10 of the Notes to the Liberty Property Trust and the Liberty Property Limited Partnership Financial Statements, respectively.

In 1998, the Company continued to pursue development and acquisition opportunities and continued to focus on increasing the cash flow from its Properties in Operation by increasing property occupancy and increasing rental rates. The Company also continued to strengthen its balance sheet and its capital structure.

The Company's operating results depend primarily upon income from the rental operations of the Properties in Operation. This income is substantially influenced by the demand for the Properties in Operation.

In addition, the Company's continued growth is dependent upon its ability to maintain property occupancy rates and increase rental rates on the Properties in Operation and to continue the development and acquisition of additional properties. The occupancy rate of the Properties in Operation has increased during each of the last three years and was 95.0% at December 31, 1998. The Company will seek to maintain and increase its overall occupancy and also will seek to increase rental rates in replacement and renewal leases. Stable or increased occupancy, along with increasing rental rates, would allow the Properties in Operation to continue to provide a comparable or increasing level of income from rental operations.
The Company also will seek to achieve growth in income from rental operations through (i) growth of its core portfolio by maintaining high levels of occupancies and obtaining increases in rental rates upon expirations of leases, (ii) the maintenance and expansion of its development pipeline, (iii) the acquisition of additional rental properties where the Company has identified opportunities to add value, and (iv) selected disposition of properties.

The Company increased its level of development activity in 1998. The Company completed development of 34 properties totalling approximately
3.5 million leaseable square feet for a Total Investment of $237.3 million. In 1997, the Company completed development of 20 properties totalling approximately 2.9 million leaseable square feet for a Total Investment of $143.5 million. In addition, as of December 31, 1998, the Company had 45 Properties Under Development expected to generate, upon completion, approximately four million leaseable square feet of suburban office and industrial space for a Total Investment of approximately $367.8 million. The Company expects to complete the Properties Under Development over the next eight quarters.

The Company acquired 144 properties consisting of approximately 8.6 million leaseable square feet during 1998 as compared to the acquisition of 170 properties consisting of approximately 9.5 million leaseable square feet during 1997. The Company will seek, through its active pursuit of acquisitions in its multiple markets, to continue to achieve attractive returns on acquisitions. However, the Company anticipates that given current market conditions, that the pace of acquisitions of rental properties in 1999 will be slower than in 1998.

In 1998, the Company disposed of ten properties totalling approximately 412,000 leaseable square feet for $18.9 million. In 1997, the Company disposed of eight properties totalling approximately 635,000 leaseable square feet for $35.4 million. The Company anticipates the selective disposition of properties to continue as strategic opportunities arise.

The Company continued to strengthen its balance sheet in 1998 by accessing both the public and private equity markets and the public debt market. The Company raised approximately $296.3 million through the issuance of Common Shares. In addition, over the course of the year, the Company issued $295.0 million of investment grade rated unsecured notes with maturities ranging from 4 to 15 years.

The composition of the Properties in Operation as of December 31, 1998 and 1997 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                 DECEMBER 31,          DECEMBER 31,           DECEMBER 31,
TYPE                            1998      1997         1998     1997          1998     1997
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution      19,069    14,390       43.2%    44.3%         95.0%     94.6%
Industrial - Flex              12,771     9,300       28.9%    28.7%         94.4%     94.8%
Office                         12,328     8,763       27.9%    27.0%         95.6%     94.5%
                               -------   ------      -------  -------       -------   -------
Total                          44,168    32,453      100.0%   100.0%         95.0%     94.6%
                               =======   ======      ======   ======        ======    ======

The expiring square feet and annual base rent by year for the above Properties in Operation as of December 31, 1998 are as follows (in thousands):

                   INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
1999            3,196    $ 14,267     2,656    $ 18,615     2,363    $ 26,179     8,215    $ 59,061
2000            2,054       9,165     2,223      16,404     1,959      23,972     6,236      49,541
2001            2,961      13,283     2,181      15,669     1,504      19,016     6,646      47,968
2002            3,053      12,713     1,304      10,334       937      11,430     5,294      34,477
2003            1,650       8,020     1,785      16,478     1,076      14,319     4,511      38,817
2004              583       3,370       291       2,752       271       4,073     1,145      10,195
Thereafter      4,625      23,390     1,616      16,557     3,680      52,833     9,921      92,780
               ------    --------    ------    --------    -------   --------    ------    --------
Total          18,122    $ 84,208    12,056    $ 96,809    11,790    $151,822    41,968    $332,839
               ======    ========    ======    ========    =======   ========    ======    ========
Percent of
Total Annual
Base Rent                   25.4%                 29.1%                 45.5%                100.0%
                         ========              ========              ========              ========

The scheduled deliveries of the four million square feet of Properties Under Development as of December 31, 1998 are as follows (in thousands):

                                 SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                        PERCENT LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    DECEMBER 31, 1998     TOTAL INVESTMENT
----------------        ------  ------  -------  ------    -----------------     ----------------
1st Quarter 1999           151     293      119     563            41.3%            $  36,611
2nd Quarter 1999           540      81      362     983            85.6%               76,834
3rd Quarter 1999           530     123       62     715            84.6%               33,078
4th Quarter 1999           170       -      435     605            49.5%               82,524
Thereafter                   -     134    1,008   1,142            26.0%              138,772
                        ------  ------  -------  ------           ------            ----------
Total                    1,391     631    1,986   4,008            56.8%            $ 367,819
                        ======  ======  =======  ======           ======            ==========

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

the effect of national and regional economic conditions; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability of capital; and the effect of prevailing market interest rates; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 1998 with the results of operations of the Company for the year ended December 31, 1997, and the results of operations of the Company for the year ended December 31, 1997 with the results of operations of the Company for the year ended December 31, 1996. As a result of the significant level of acquisition and development activities by the Company in 1998 and 1997, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31,
1997.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $387.1 million for the year ended December 31, 1998 from $232.5 million for the year ended December 31, 1997. This increase was primarily due to the increase in the number of Properties in Operation owned during the respective periods. As of January 1, 1997, the Company owned 259 properties and, through December 31, 1997, acquired 170 additional properties and completed development on 20 properties for a Total Investment (as defined below) of $871.5 million and disposed of eight properties for $35.4 million. As of January 1, 1998, the Company owned 441 properties, and, through December 31, 1998, acquired 144 additional properties and completed the development on 34 properties for a Total Investment of $863.6 million, and disposed 10 properties for $18.9 million. Furthermore, total revenue increased because the operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 93.4% for the year ended December 31, 1998 from 90.9% for the year ended December 31, 1997 due to the increase in occupancy. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Rental property and real estate tax expenses increased to $108.3 million for the year ended December 31, 1998 from $61.1 million for the year ended December 31, 1997. This increase is due to the increase in the number of properties owned.

Property level operating income for the "Same Store" properties (properties owned since January 1, 1997) increased to $129.7 million for the year ended December 31, 1998 from $124.2 million for the year ended December 31, 1997, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $129.3 million for the year ended December 31, 1998 from $122.8 million for the year ended December 31, 1997, without straightlining. These increases of 4.4%, and 5.3%, respectively are due to increases in rental rates and increases in occupancy.

Set forth below is a schedule comparing the property level operating income, with and without straightlining, for the Same Store properties for the years ended December 31, 1998 and 1997.

                                         WITH STRAIGHTLINING     WITHOUT STRAIGHTLINING
                                         -------------------     ----------------------
                                           1998       1997         1998         1997
                                         --------   --------     ---------    ---------
                                           (IN THOUSANDS)           (IN THOUSANDS)
                                         -------------------     ----------------------
Rental revenue                           $132,434   $128,430     $132,118      $127,093
Operating expense reimbursement            41,739     39,522       41,739        39,522
                                         --------   --------     --------      --------
                                          174,173    167,952      173,857       166,615

Rental property expenses                   31,862     31,837       31,862        31,837
Real estate taxes                          12,660     11,965       12,660        11,965
                                         --------   --------     --------      --------
Property level operating income          $129,651   $124,150     $129,335      $122,813
                                         ========   ========     ========      ========

General and administrative expenses increased to $15.5 million for the year ended December 31, 1998 from $10.7 million for the year ended December 31, 1997. This $4.8 million increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. The increase is somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of properties. Additionally, the year ended December 31, 1998 reflects the expensing of internal acquisition costs as of January 1, 1998 in compliance with EITF 97-11, whereas these costs of $1.2 million were capitalized in 1997.

Depreciation and amortization expenses increased to $67.9 million for the year ended December 31, 1998 from $40.8 million for the year ended December 31, 1997. This increase is due to the increase in the number of properties owned during the respective periods.

Interest expense increased to $78.6 million for the year ended December 31, 1998 from $53.9 million for the year ended December 31, 1997. This increase is due to an increase in the average debt outstanding for the respective periods which was $1,233.3 million in 1998 and $787.7 million in 1997. This increase is also due to an increase in the weighted average interest rates for the periods, to 7.5% in 1998 from 7.3% in 1997.

As a result of the foregoing, the Company's operating income increased to $195.3 million for the year ended December 31, 1998 from $120.0 million for the year ended December 31, 1997. In addition, income before minority interest increased to $116.7 million for the year ended

December 31, 1998 from $66.1 million for the year ended December 31, 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31,
1996.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $232.5 million for the year ended December 31, 1997 from $154.3 million for the year ended December 31, 1996. This increase was primarily due to the increase in the number of properties owned during the respective periods. As of January 1, 1996, the Company owned 208 properties and, through December 31, 1996, acquired 33 additional properties and completed development on 19 properties for a Total Investment of $232.2 million. As of January 1, 1997, the Company owned 259 properties, and, through December 31, 1997, acquired 170 additional properties and completed the development on 20 properties for a Total Investment of $871.5 million, and disposed of eight properties for $35.4 million. Furthermore, total revenue increased because the operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 90.9% for the year ended December 31, 1997 from 87.8% for the year ended December 31, 1996 due to the increase in occupancy.

Rental property and real estate tax expenses increased to $61.1 million for the year ended December 31, 1997 from $40.9 million for the year ended December 31, 1996. This increase is due to the increase in the number of properties owned.

Property level operating income for the "Same Store" properties (properties owned since January 1, 1996) increased to $98.8 million for the year ended December 31, 1997 from $94.1 million for the year ended December 31, 1996, with straightlining (which recognizes rental revenue evenly over the life the lease), and increased to $98.3 million for the year ended December 31, 1997 from $93.0 million for the year ended December 31, 1996, without straightlining. These increases of 5.0%, and 5.7%, respectively are due to increases in rental rates and increases in occupancy.

Set forth below is a schedule comparing the property level operating income, with and without straightlining, for the Same Store properties for the years ended December 31, 1997 and 1996.

                                          WITH STRAIGHTLINING     WITHOUT STRAIGHTLINING
                                         ---------------------    ----------------------
                                           1997         1996         1997         1996
                                         --------     --------    ---------     --------
                                             (IN THOUSANDS)            (IN THOUSANDS)
                                         ---------------------    ----------------------
Rental revenue                           $102,501     $ 98,275    $101,996      $ 97,144
Operating expense reimbursement            30,000       29,757      30,000        29,757
                                         --------     --------    --------      --------
                                          132,501      128,032     131,996       126,901

Rental property expenses                   24,221       24,480      24,221        24,480
Real estate taxes                           9,437        9,426       9,437         9,426
                                         --------     --------    --------      --------
Property level operating income          $ 98,843     $ 94,126    $ 98,338      $ 92,995
                                         ========     ========    ========      ========

General and administrative expenses increased to $10.7 million for the year ended December 31, 1997 from $8.0 million for the year ended

December 31, 1996. This $2.7 million increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. This increase is somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the Properties.

Depreciation and amortization expenses increased to $40.8 million for the year ended December 31, 1997 from $28.2 million for the year ended December 31, 1996. This increase is due to the increase in the number of properties owned during the respective periods.

Interest expense increased to $53.9 million for the year ended December 31, 1997 from $38.5 million for the year ended December 31, 1996. This increase is due to an increase in the average debt outstanding for the respective periods which was $552.4 million in 1996 and $787.7 million in 1997. This increase is partly offset by the lower interest rates on the outstanding debt. The reduction in interest rates was partially the result of the Company receiving investment grade ratings from both Standard & Poor's Ratings Group ("S&P") and Moody's Investors Service, Inc. ("Moody's") during the year which enabled the Company to access public debt markets more economically.

As a result of the foregoing, the Company's operating income increased to $120.0 million for the year ended December 31, 1997 from $77.2 million for the year ended December 31, 1996. In addition, income before minority interest increased to $66.1 million for the year ended December 31, 1997 from $37.6 million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and cash equivalents of $14.4 million.

Net cash flow provided by operating activities increased to $219.2 million for the year ended December 31, 1998 from $136.6 million for the year ended December 31, 1997. This $82.6 million increase was primarily due to the additional cash flow generated by the greater number of properties in service during the latter period as discussed above under "Results of Operations". Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and re-leasing costs for the Company's properties.

Net cash used in investing activities decreased to $839.5 million for the year ended December 31, 1998 from $864.6 million for the year ended December 31, 1997. This $25.1 million decrease was a result of the decrease in net investment in Operating Properties partially offset by an increase in investment in development and land held for development.

Net cash provided by financing activities decreased by $183.8 million to $579.6 million for the year ended December 31, 1998 from $763.4 million for the year ended December 31, 1997. Net cash provided by financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. It is the Company's primary source of capital to fund its investment activities. Although the Company's level of investment activities was relatively constant between 1997 and 1998, the Company decreased its financing activities because of additional cash flow provided by operations in 1998 and because it utilized $40.7 million of its cash balance during 1998.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed development with long-term capital sources. These activities may be funded on a temporary basis through its $325.0 million unsecured line of credit (the "Credit Facility"), which matures May, 1999, and can be extended for one year for $650,000.

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's and S&P. On June 23, 1997, Moody's raised its prospective senior debt rating of the Company to Baa3 from Ba2 and on July 22, 1997, S&P assigned a BBB- prospective senior debt rating to the Company. At these ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over LIBOR.

As of December 31, 1998, $413.2 million in mortgage loans and $645.0 million in unsecured notes were outstanding. The interest rates on $1,041.6 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $16.6 million of mortgage loans float with LIBOR, prime or a municipal bond index, $10.0 million of which is subject to certain caps. The weighted average remaining term for the mortgage loans and unsecured notes is 8.5 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows:

               MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES      NOTES         TOTAL      INTEREST RATE
           ------------   ----------    ---------    -----------   -------------
1999         $  8,521      $ 16,412     $      -     $    24,933        6.7%
2000            9,228        30,215            -          39,443        8.1%
2001            8,860        23,298            -          32,158        7.1%
2002            7,676             -      100,000         107,676        6.7%
2003            7,621        26,606       50,000          84,227        7.2%
2004            7,662        15,910      100,000         123,572        7.0%
2005            6,847        99,018            -         105,865        7.6%
2006            5,544        30,078      100,000         135,622        7.2%
2007            5,133             -      100,000         105,133        7.3%
2008            4,868        28,835            -          33,703        7.2%
2009            2,586        42,097       20,000          64,683        8.1%
2010            1,608             -            -           1,608        7.8%
2011            1,365         3,303            -           4,668        7.7%
2012              480        17,674            -          18,154        7.7%
2013              208         1,571       75,000          76,779        6.4%
2018                -             -      100,000         100,000        7.5%

             --------      --------     --------      ----------       -----
             $ 78,207      $335,017     $645,000      $1,058,224        7.2%
             ========      ========     ========      ==========       =====

On January 15, 1999 the Company closed a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

GENERAL

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's need for capital in 1998 was somewhat reduced by a decline in acquisition activity, resulting from a general marketplace decline during that period in initial returns on acquisitions. The Company's existing sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.

In 1998, the Company received $296.3 million in aggregate net proceeds from the issuance of Common Shares and $292.1 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from the sale of Common Shares and the unsecured notes to fund the Company's activities, including paying down the Credit Facility, which funds acquisition and development activity.

In 1997, the Company received $433.9 million in aggregate net proceeds from the issuance of Common Shares; $120.8 million in aggregate net proceeds from the issuance of preferred shares and $347.0 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from issuance of the Common Shares, the preferred shares and unsecured notes to fund the Company's activities, including paying down the Credit Facility, which funds acquisition and development activity.

In connection with the acquisition of properties during the years ended December 31, 1998 and 1997, the Company issued 1,049,846 and 1,197,739 Units, respectively.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the "Shelf Registration Statement"). As of March 1, 1999, pursuant to the Shelf Registration Statement, the Trust has the capacity to issue up to $696.4 million in equity securities and the Operating Partnership has the capacity to issue up to $356.1 million in debt securities.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income or loss after preferred dividends (computed in accordance with generally accepted accounting principals ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real-estate related depreciation and amortization and minority interest and excluding significant non-recurring events that materially distort the comparative measurement of the Company's performance over time. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           1998       1997       1996
                                         --------   --------   --------
                                                 (IN THOUSANDS)

Income available to
common shareholders                      $ 97,615   $ 56,197   $ 33,740
Addback:
  Minority interest                         8,062      5,606      3,891
  Depreciation and amortization            66,867     40,315     27,863
  Premium on debenture conversion               -         98      1,027
  Write off of deferred financing costs         -      2,919          -
  Loss(gain) on sale                        1,285     (2,518)      (577)
                                         --------   --------   --------
Funds from operations                    $173,829   $102,617   $ 65,944
                                         ========   ========   ========

YEAR 2000 READINESS DISCLOSURE

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

Phases 1, 2 and 3 are substantially complete but for the process of following up on inquiries of significant third parties as to their Year 2000 readiness, which is currently ongoing.

Phase 4 is ongoing and will continue through the first half of calendar 1999. It is the Company's goal to have this project completed by mid-1999. Based upon the analysis conducted to date, the Company believes the major critical systems at the Company's properties are currently compliant or will be compliant by mid-1999.

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

The Company also utilizes microprocessors which are imbedded in systems which are part of the building operations (e.g., microprocessors contained within the buildings' energy management systems or fire and life safety systems.) In particular, Year 2000 Problems in the HVAC, security or other such systems at the properties could disrupt operations at the affected properties. The Properties generally consist of suburban office and industrial Properties. The Properties are also principally single-story and low-rise buildings. The Company has reviewed its building operating systems on a building by building basis. At this point, based on the status of its assessment the Company does not believe a material number of these systems are non-compliant. Additionally, many of these systems, which operate automatically, can be operated manually and consequently in the event these systems experience a failure as a result of the Year 2000 problem, the disruption caused by such failure should not be material to the Company's operations.

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

Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements previously disclosed.

INFLATION

Inflation has remained relatively low during the last three years, and as a result, has not had a significant impact on the Company during this period. The Credit Facility and certain other indebtedness bear interest at a variable rate; therefore, the amount of interest payable under the Credit Facility and such other indebtedness will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes or utilities, substantially all of the tenant's leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The following discussion about the Company's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

The Company's primary market risk exposure is to changes in interest rates.

The Company is exposed to market risk related to its Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Inflation". The interest on the Credit Facility and such other indebtedness is subject to fluctuations in the market.

The Company also uses long-term and medium-term debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Company typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, the Company occasionally enters into interest rate protection agreements.

If the interest rate for variable rate debt was 100 basis points higher or lower during 1998, the Company's interest expense net of amounts capitalized would have been increased or decreased by approximately $1.5 million. If interest rates for fixed rate debt maturing and to be refinanced in 1999 is 100 basis points higher or lower than its current weighted average rate of 6.3%, the Company's interest expense would be increased or decreased by approximately $75,000.

Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT
AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust:
----------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 1998 and 1997

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31,
  1998, 1997 and 1996

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31,
  1998, 1997 and 1996

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31,
  1998, 1997 and 1996

Notes to Financial Statements - Liberty Property Trust

Financial Statement Schedule - Liberty Property Trust:
Schedule III - Real Estate and Accumulated Depreciation as of December
  31, 1998

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership:
------------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
   1998 and 1997

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 1998, 1997 and 1996

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements - Liberty Property Limited Partnership

Financial Statement Schedule - Liberty Property Limited Partnership:
Schedule III - Real Estate and Accumulated Depreciation as of
   December 31, 1998

REPORT OF INDEPENDENT AUDITORS




To The Board of Trustees and Shareholders
Liberty Property Trust



We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity
with generally accepted accounting principles.   Also, in our opinion,
the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 12, 1999

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 31,
                                               -------------------------
                                                  1998          1997
                                               ----------    ----------
ASSETS
Real estate:
 Land and land improvements                    $  366,853    $  238,519
 Buildings and improvements                     2,378,272     1,649,512
 Less accumulated depreciation                   (209,023)     (149,311)
                                               ----------    ----------
Operating real estate                           2,536,102     1,738,720

 Development in progress                          207,563       156,093
 Land held for development                         75,454        61,904
                                               ----------    ----------
Net real estate                                 2,819,119     1,956,717

Cash and cash equivalents                          14,391        55,079
Accounts receivable                                15,391         6,517
Deferred financing and leasing costs,
 net of accumulated amortization
 (1998 $49,390; 1997 $40,560)                      39,475        32,536
Prepaid expenses and other assets                  44,995        43,488
                                               ----------    ----------
Total assets                                   $2,933,371    $2,094,337
                                               ==========    ==========
LIABILITIES
Mortgage loans                                 $  413,224    $  363,591
Unsecured notes                                   645,000       350,000
Credit facility                                   264,000       135,000
Convertible debentures                            101,619       111,543
Accounts payable                                   20,216        14,544
Accrued interest                                   18,263        10,960
Dividend payable                                   33,734        25,927
Other liabilities                                  69,025        42,499
                                               ----------    ----------
Total liabilities                               1,565,081     1,054,064

Minority interest                                 101,254        84,678

SHAREHOLDERS' EQUITY
8.8% Series A cumulative redeemable
 preferred shares, $.001 par value,
 5,000,000 shares authorized, 5,000,000
 shares issued and outstanding as of
 December 31, 1998 and 1997                       120,814       120,814
Common shares of beneficial interest,
 $.001 par value, 200,000,000 shares
 authorized, 65,645,340 and 52,692,940
 shares issued and outstanding as of
 December 31, 1998 and 1997, respectively              66            53
Additional paid-in capital                      1,168,663       846,949
Unearned compensation                                (562)         (985)
Distributions in excess of net income             (21,945)      (11,236)
                                               ----------    ----------
Total shareholders' equity                      1,267,036       955,595
                                               ----------    ----------
Total liabilities and shareholders' equity     $2,933,371    $2,094,337
                                               ==========    ==========

See accompanying notes.

             CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1998           1997           1996
                                              ------------   ------------   ------------
REVENUE
Rental                                        $  281,732     $  169,859     $   112,841
Operating expense reimbursement                  101,248         55,502          35,886
Management fees                                      597            673           1,340
Interest and other                                 3,516          6,483           4,198
                                              ------------   -----------    -----------
Total revenue                                    387,093        232,517         154,265

OPERATING EXPENSES
Rental property                                   74,007         43,118          29,624
Real estate taxes                                 34,338         17,961          11,229
General and administrative                        15,522         10,650           8,023
Depreciation and amortization                     67,932         40,752          28,203
                                              ------------   -----------    -----------

Total operating expenses                         191,799        112,481          77,079
                                              ------------   -----------    -----------

Operating income                                 195,294        120,036          77,186

Premium on debenture conversions                       -             98           1,027
Interest expense                                  78,617         53,888          38,528
                                              ------------   -----------    -----------

Income before minority
 interest                                        116,677         66,050          37,631

Minority interest                                  8,062          5,606           3,891
                                              ------------   -----------    -----------

Net income                                       108,615         60,444          33,740

Preferred distributions                           11,000          4,247               -
                                              ------------   -----------    -----------

Income available to common shareholders       $   97,615     $   56,197     $    33,740
                                              ============   ===========    ===========

Income per common share - basic               $     1.60     $     1.39     $      1.14
                                              ============   ===========    ===========

Income per common share - diluted             $     1.59     $     1.38     $      1.14
                                              ============   ===========    ===========

Weighted average number of
 common shares outstanding - basic                61,036         40,493          29,603
                                              ============   ===========    ===========

Weighted average number of common shares
 outstanding - diluted                            61,315         40,806          29,678
                                              ============   ===========    ===========

See accompanying notes.

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF LIBERTY PROPERTY TRUST
                                                         (IN THOUSANDS)


                                                                                         RETAINED/
                                                COMMON                                   EARNINGS
                                               SHARES OF    ADDITIONAL                 (DISTRIBUTIONS       TOTAL
                                   PREFERRED   BENEFICIAL    PAID-IN       UNEARNED     IN EXCESS OF    SHAREHOLDERS'
                                     SHARES     INTEREST     CAPITAL     COMPENSATION    NET INCOME)       EQUITY
                                   ----------  ---------   ------------  ------------  --------------   -------------
Shareholders' equity
  at January 1, 1996                           $      28   $   314,407                  $    21,086      $    335,521

Conversion of debentures                               3        55,802                            -            55,805
Unearned compensation                                  -         2,112    $   (1,408)             -               704
Net income                                             -             -             -         33,740            33,740
Distributions on common
 shares and units                                      -             -             -        (48,730)          (48,730)
Noncash compensation                                   -           370             -              -               370
Minority interest reclassifcation                      -        (1,878)            -              -            (1,878)
                                               ---------    ----------    -----------   -------------     -----------

Balance at December 31, 1996                          31       370,813        (1,408)         6,096           375,532

Net proceeds from the issuance
 of common shares                                     19       434,053             -              -           434,072
Net proceeds from the
 issuance of preferred shares      $  120,814          -             -             -              -           120,814
Conversion of debentures                    -          3        57,263             -              -            57,266
Unearned compensation                       -          -             -           423              -               423
Net income                                  -          -             -             -         60,444            60,444
Distributions on common
  shares and units                          -          -             -             -        (73,529)          (73,529)
Distributions on preferred shares           -          -             -             -         (4,247)           (4,247)
Noncash compensation                        -          -           802             -              -               802
Minority interest reclass-
 ification                                  -          -       (15,982)            -              -           (15,982)
                                   ----------  ----------   ----------    -----------   -------------     -----------

Balance at December 31, 1997          120,814         53       846,949          (985)       (11,236)          955,595

Net proceeds from the issuance
 of common shares                           -         13       300,860             -              -           300,873
Conversion of debentures                    -          -         9,630             -              -             9,630
Unearned compensation                       -          -             -           423              -               423
Net income                                  -          -             -             -        108,615           108,615
Distributions on common
 shares and units                           -          -             -             -       (108,324)         (108,324)
Distributions on preferred shares           -          -             -             -        (11,000)          (11,000)
Noncash compensation                        -          -         1,083             -              -             1,083
Minority interest reclassification          -          -        10,141             -              -            10,141
                                   ----------  ----------   ----------    -----------   -------------     -----------
Balance at December 31, 1998       $  120,814  $      66    $1,168,663    $     (562)   $   (21,945)      $ 1,267,036
                                   ==========  ==========   ==========    ===========   =============     ===========


See accompanying notes.

           CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                     (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                    1998          1997          1996
                                               ------------  ------------  ------------
OPERATING ACTIVITIES
Net income                                     $   108,615   $    60,444   $    33,740
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation and amortization                     67,932        40,752        28,203
  Amortization of deferred financing costs           4,462         7,367         4,561
  Minority interest                                  8,062         5,606         3,891
  Loss (gain) on sale                                1,285        (2,518)         (577)
  Noncash compensation                               1,506         1,225         1,074
  Changes in operating assets and liabilities:
   Accounts receivable                              (8,874)          490        (1,399)
   Prepaid expenses and other assets                (3,266)       (2,145)       (8,632)
   Accounts payable                                  5,672         8,250         1,717
   Accrued interest                                  7,303         3,549        (2,028)
   Other liabilities                                26,526        13,576         8,093
                                               ------------  -----------   -----------
Net cash provided by operating activities          219,223       136,596        68,643
                                               ------------  -----------   -----------
INVESTING ACTIVITIES
Investment in properties                          (521,221)     (648,845)     (109,424)
Proceeds from disposition of properties             20,752        36,732         2,247
Investment in development in progress             (277,722)     (206,593)     (126,392)
Investment in land held for development            (45,201)      (37,214)      (25,942)
Increase in deferred leasing costs                 (16,150)       (8,642)       (7,588)
                                               ------------  -----------   -----------
Net cash used in investing activities             (839,542)     (864,562)     (267,099)
                                               ------------  -----------   -----------
FINANCING ACTIVITIES
Net proceeds from issuance of common stock         300,873       434,072             -
Net proceeds from issuance of preferred shares           -       120,814             -
Proceeds from issuance of unsecured notes          295,000       350,000             -
Proceeds from mortgage loans                             -       124,815        77,605
Repayments of mortgage loans                       (23,954)      (50,340)       (8,917)
Proceeds from lines of credit                      633,000       776,017       237,191
Repayments on lines of credit                     (504,000)     (907,709)      (42,393)
Increase in deferred financing costs                  (733)      (10,941)       (3,469)
Distributions paid on common shares               (100,915)      (64,568)      (47,190)
Distributions paid on preferred shares             (11,000)       (2,414)            -
Distributions paid on units                         (8,640)       (6,313)       (5,388)
                                               ------------   -----------   -----------
Net cash provided by financing activities          579,631       763,433       207,439

Increase (decrease) in cash and
 cash equivalents                                  (40,688)       35,467         8,983
 Cash and cash equivalents at
 beginning of year                                  55,079        19,612        10,629
                                               ------------   -----------   -----------

Cash and cash equivalents at end of year       $    14,391    $   55,079   $    19,612
                                               ============   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                   $     2,958    $    7,892   $       487
Acquisition of properties                         (101,281)      (77,105)            -
Assumption of mortgage loans                        73,587        48,313             -
Issuance of operating partnership units             27,694        28,792             -
Conversion of convertible debentures                 9,630        57,266        55,805
                                               ============   ===========   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 92.6% at December 31, 1998. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Trust, the Operating Partnership and the Operating Partnership's consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Certain amounts from prior periods have been restated to conform to current year presentation.

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value if impaired and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

        Building and improvements          40 years
        Equipment                          10 years
        Tenant improvements                Term of the related lease

Expenditures directly related to acquisition, development or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indications are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

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

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share:

                                     FOR THE YEAR ENDED 1998                   FOR THE YEAR ENDED 1997
                               -------------------------------------     -------------------------------------
                                              WEIGHTED                                  WEIGHTED
                                              AVERAGE                                   AVERAGE
                                 INCOME        SHARES      PER-SHARE       INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------     -----------  -------------  ---------
Net income                      $108,615                                  $  60,444
Less: Preferred dividends        (11,000)                                     4,247
                                ---------                                -----------

BASIC income per common share
Income available to
  common shareholders             97,615       61,036       $ 1.60           56,197       40,493     $   1.39
                                                           =========                                 =========

EFFECT OF DILUTIVE SECURITIES
Options                                -          279                             -          313
                                ---------   ---------                    -----------  -------------

DILUTED income per common share
Income available to common
 shareholders and assumed
 conversions                    $ 97,615       61,315       $ 1.59        $  56,197       40,806     $   1.38
                                =========   =========      =========     ===========  =============  ========

                                     FOR THE YEAR ENDED 1996
                               -------------------------------------
                                              WEIGHTED
                                              AVERAGE
                                 INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------
Net income                      $  33,740
Less: Preferred dividends               -
                               -----------

BASIC income per common share
Income available to
  common shareholders              33,740        29,603      $ 1.14
                                                           =========

EFFECT OF DILUTIVE SECURITIES
Options                                 -            75
                               -----------  ------------

DILUTED income per common share
Income available to common
 shareholders and assumed
 conversions                    $  33,740        29,678      $ 1.14
                               ===========  ============   =========


Diluted income per common share includes the weighted average common shares and dilutive effect of the outstanding options, and excludes the effects of the conversion of the Units and Convertible Debentures into common shares, as to do so would have been antidilutive for the periods presented. The securities excluded from the diluted calculation could potentially dilute basic income per common share in the future.

Basic income per common share would be $1.60 calculated as if the debenture conversions which occurred in 1998 had occurred on January 1, 1998.

Income Taxes

The Company has elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. The Company has met these requirements, and accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated since it is not material.

The Federal tax cost basis of the real estate at December 31, 1998 was approximately $2.9 billion.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 1998 and 1997, the Company owned and operated industrial and office properties located principally in suburban mixed use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                  LAND        BUILDINGS
                                AND LAND         AND                   ACCUMULATED
                              IMPROVEMENTS   IMPROVEMENTS    TOTAL     DEPRECIATION
                              ------------   ------------  ---------   ------------
1998:
Industrial properties          $ 207,067     $1,243,194    $1,450,261  $  112,166
Office properties                159,786      1,135,078     1,294,864      96,857
                               ---------     -----------   ----------  -----------

1998 Total                     $ 366,853     $2,378,272    $2,745,125  $  209,023
                               =========     ===========   ==========  ===========
1997:
Industrial properties          $ 140,793     $  883,598    $1,024,391  $   81,774
Office properties                 97,726        765,914       863,640      67,537
                               ----------    -----------   ----------  -----------

1997 Total                     $ 238,519     $1,649,512    $1,888,031  $  149,311
                               ==========    ===========   ==========  ===========


Depreciation expense was $61.7 million in 1998, $36.0 million in 1997, and $25.0 million in 1996.

As of December 31, 1998, the Company has commenced development on 45 properties in 11 markets, which upon completion are expected to comprise approximately four million square feet of leaseable space. As of December 31, 1998, approximately $207.6 million has been expended for the development of these projects and an additional $160.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1998, 1997 and 1996 the fees for these services were $600,000 per year. The Company has a loan receivable from to Rouse Kent Limited with a balance of $5.9 million and $5.5 million as of December 31, 1998 and 1997, respectively.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the credit facility, and convertible debentures. The weighted average interest rates as of December 31, 1998, 1997 and 1996, were approximately 7.2%, 7.5% and 7.6%, respectively. Interest expense for the years ended December 31, 1998, 1997 and 1996, aggregated $78.6 million, $53.9 million and $38.5 million, respectively. Interest costs during these periods of $16.3 million, $11.8 million and $7.7 million, were capitalized. Cash paid for interest for the years ended December 31, 1998, 1997 and 1996, was $83.2 million, $54.9 million and $43.7 million, respectively.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 1999 to 2013 are collateralized by and in some instances cross-collateralized by properties with a book value of $602.6 million.

As of December 31, 1998, $413.2 million in mortgage loans and $645.0 million in unsecured notes were outstanding. The interest rates on $1,041.6 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $16.6 million of mortgage loans float with LIBOR, prime or a municipal bond index, $10.0 million of which is subject to certain caps. The weighted average remaining term for the mortgage loans and unsecured notes is 8.5 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows:

                   MORTGAGES
          -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES      NOTES         TOTAL      INTEREST RATE
           ------------   ----------    ---------    -----------   -------------
1999         $  8,521      $ 16,412     $      -     $    24,933        6.7%
2000            9,228        30,215            -          39,443        8.1%
2001            8,860        23,298            -          32,158        7.1%
2002            7,676             -      100,000         107,676        6.7%
2003            7,621        26,606       50,000          84,227        7.2%
2004            7,662        15,910      100,000         123,572        7.0%
2005            6,847        99,018            -         105,865        7.6%
2006            5,544        30,078      100,000         135,622        7.2%
2007            5,133             -      100,000         105,133        7.3%
2008            4,868        28,835            -          33,703        7.2%
2009            2,586        42,097       20,000          64,683        8.1%
2010            1,608             -            -           1,608        7.8%
2011            1,365         3,303            -           4,668        7.7%
2012              480        17,674            -          18,154        7.7%
2013              208         1,571       75,000          76,779        6.4%
2018                -             -      100,000         100,000        7.5%
             --------      --------     --------      ----------       -----
             $ 78,207      $335,017     $645,000      $1,058,224        7.2%
             ========      ========     ========      ==========       =====

Credit Facility

The credit facility is a $325 million unsecured credit facility (the "Credit Facility") which replaced two existing secured lines of credit aggregating $350 million in May 1997. Coincident with the replacement of the lines of credit, $2.9 million of related deferred financing costs were charged to interest expense. The interest rate on borrowings under the Credit Facility fluctuates, based on the Company's leverage levels and senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's, respectively. At these ratings, the current interest rate on the Credit Facility is 110 basis points over the LIBOR Rate (6.67% at December 31, 1998). The rate for the Credit Facility at December 31, 1997 was 7.09%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on May 20, 1999, and can be extended for one year for $650,000.

On January 15, 1999 the Company closed a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

Convertible Debentures

The convertible debentures are due on June 23, 2001 and are exchangeable for common shares of beneficial interest of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of convertible debentures, subject to certain adjustments. The initial interest rate on the convertible debentures was 8.0% and increases with increases in the dividend payment on the Company's Common Shares. At the current $.45 per common share per quarter dividend payment rate, the effective interest rate on the convertible debentures is 9.0%. At December 31, 1997, the effective interest rate on the convertible debentures was 8.4%. During the year ended December 31, 1997, the Company paid sums aggregating $98,000 to facilitate the conversion of $17.3 million of convertible debentures into 862,650 Common Shares. There was no such expense in 1998. At December 31, 1998 and 1997 the convertible debentures were convertible into 5,080,950 and 5,577,150 Common Shares, respectively.

The fair value of the convertible debentures at December 31, 1998 was $125.1 million based on the closing bid price of the Company's Common Shares on the New York Stock Exchange. The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1998, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under non-cancellable operating leases as of December 31, 1998 are as follows (in thousands):

        1999                 $  306,662
        2000                    267,891
        2001                    218,764
        2002                    180,641
        2003                    144,407
        Thereafter              508,082
                             ----------
        TOTAL                $1,626,447
                             ==========

In addition to minimum rental payments, tenants pay for their pro rata share of specified operating expenses. These amounts are included as operating expense reimbursement in the accompanying statements of operations.

7.  SHAREHOLDERS' EQUITY

Common Shares

The Company paid to common shareholders and to unitholders distributions of $109.4 million, $70.6 million, and $52.6 million, during the years ended December 31, 1998, 1997 and 1996. On a per share basis, the Company paid common share distributions of $1.71, $1.65 and $1.61 during the years ended December 31, 1998, 1997 and 1996.

For federal income tax purposes, the following table summarizes the portions of the common share distributions relating to return of capital, ordinary income, and capital gains:

                                1998           1997          1996
                               ------         ------        ------

Return of capital                  -           30.4%         29.9%
Ordinary income                100.0%          68.4%         70.1%
Capital gains                      -            1.2%            -

The Company's federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.

Preferred Shares

On August 11, 1997 the Company issued 5,000,000 Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares"). The Preferred Shares are non-voting and have a liquidation preference of $25.00 per share. On or after July 30, 2002, the Preferred Shares may be redeemed for cash at the option of the Company.

The Company paid preferred share distributions of $11.0 million and $2.4 million during the years ended December 31, 1998 and 1997. On a per share basis, the Company paid preferred share distributions of $2.20 and $0.48 during the years ended December 31, 1998 and 1997.

For federal income tax purposes, the following table summarizes the portions of the preferred shares distributions relating to return of capital, ordinary income and capital gains:

                                1998           1997
                               ------         ------

Return of capital                  -              -
Ordinary income                100.0%          95.3%
Capital gains                      -            4.7%

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. In connection with the acquisition of properties for the years ended 1998 and 1997, the Company issued 1,049,846 and 1,197,739 units, respectively. The limited partnership interests outstanding as of December 31, 1998 have the same economic characteristics as would 5,245,220 Common Shares, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of Common Shares of the Trust.

Shareholder Rights Plan

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

Dividend Reinvestment Plan

The Company has instituted a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan.

8.  SHARE OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under FASB Statement No. 123, the Company would recognize compensation expense equal to the value of such options upon grant date.

The Company's Share Incentive Plan ("Share Incentive Plan") has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 4,033,535 shares of the Company's Common Shares. All options granted have 10-year terms and vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 4.7%, 5.5% and 6.2%;
dividend yield of 7.3%, 6.0% and 7.0%; volatility factor of the expected market price of the Common Shares of .159, .155 and .164; and a weighted-average expected life of the option of 8 years, 3 years and 3 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options determined according to the Black-Scholes Option pricing model is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):
                                         1998       1997       1996
                                      ---------   ---------  --------
Pro forma income available to
   common shareholders                $ 96,673    $  55,538  $ 33,359

Pro forma income per common share:

   Basic                              $   1.58    $    1.37  $   1.13
   Diluted                            $   1.58    $    1.36  $   1.12

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company's share option activity, and related information for the years ended December 31, 1998, 1997 and 1996 follows:

                                       1998                1997                1996
                               -----------------   -----------------   ------------------
                                        WEIGHTED            WEIGHTED             WEIGHTED
                                        AVERAGE             AVERAGE               AVERAGE
                               OPTIONS  EXERCISE   OPTIONS  EXERCISE   OPTIONS   EXERCISE
                               (000s)    PRICE     (000s)    PRICE     (000s)     PRICE
                               -------  --------   -------  --------   --------- --------
Outstanding-beginning of year   1,963   $ 21.70     1,470   $ 20.28     1,468     $20.26
Granted                           825     25.37       542     25.66       166      20.77
Exercised                         (43)    25.03       (49)    23.00      (118)     20.77
Forfeited                           -         -         -         -       (46)     20.00
                               -------  -------    -------  -------    -------   -------
Outstanding-end of year         2,745   $ 22.75     1,963   $ 21.70     1,470     $20.28
                               =======  =======    =======  =======    =======   =======

Exercisable at end of year      1,545   $ 20.63     1,081   $ 20.18       501     $20.15

Weighted-average fair
 value of options granted
 during the year               $ 1.50              $ 2.05              $ 1.62


Exercise prices for options outstanding as of December 31, 1998 ranged from $19.75 to $26.95. The weighted-average remaining contractual life of those options is 7.4 years.

An additional 1,033,276, 1,858,502, and 511,887 Common Shares were reserved for issuance for future grants from the Share Incentive Plan at December 31, 1998, 1997 and 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

All of the Properties and land were subject to Phase I Environmental Assessments ("Phase I Assessments") obtained in contemplation of their acquisition by the Company. The Phase I Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Phase I Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

In connection with one of the 1997 acquisitions, the Company is obligated to purchase, over a 10-year period ending in 2007, approximately 775 acres of land for commercial development. The purchase price of the land as of December 31, 1998 is $16.2 million.

The Trust is not a party to any material legal proceedings. In the ordinary course of business, the Operating Partnership is party to routine litigation incidental to its business and in addition it is covered by insurance.

10.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1998 and 1997 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  1998      1998       1998      1998       1997       1997      1997       1997
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $ 78,435  $ 74,264   $ 68,018  $ 61,015   $ 50,636  $  45,241  $ 39,341  $  34,641
                                ========  ========   ========  ========   ========  =========  ========  =========

Operating income                  53,490    51,739     46,950    43,115     38,467     31,363    26,100     24,106
                                ========  ========   ========  ========   ========  =========  ========  =========
Income before
 minority interest                31,128    30,903     28,097    26,549     24,750     17,571    12,205     11,524
                                ========  ========   ========  ========   ========  =========  ========  =========
Income available to
 common shareholders              26,278    26,061     23,286    21,990     20,209     14,484    10,955     10,549
                                ========  ========   ========  ========   ========  =========  ========  =========
Income per common share -
 basic                          $   0.40  $   0.41   $   0.39  $   0.40   $   0.44  $    0.36  $   0.27  $    0.32
                                ========  ========   ========  ========   ========  =========  ========  =========
Income per common share -
 diluted                        $   0.39  $   0.41   $   0.39  $   0.40   $   0.44  $    0.35  $   0.27  $    0.32
                                ========  ========   ========  ========   ========  =========  ========  =========


11.   SEGMENT INFORMATION

Liberty Property Trust operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey/Delaware; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom. The Company's reportable segments are distinct business units which are each managed separately in order to concentrate and hone market knowledge within a geographical area.
Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

The Company evaluates performance of the reportable segments based on property level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental expenses and real estate taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                               REAL ESTATE RELATED REVENUES      PROPERTY LEVEL NET OPERATING INCOME
                                  YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                            ----------------------------------   -----------------------------------
                               1998        1997        1996         1998        1997        1996
                            ----------  ----------  ----------   ----------  ----------  -----------
Southeastern Pennsylvania   $   97,372  $   63,499  $   45,880   $   69,269  $   44,559  $   31,465
New Jersey/Delaware             40,383      27,366      20,602       28,948      18,522      13,316
Lehigh Valley                   37,966      30,419      18,843       30,163      23,806      14,431
Virginia                        35,233      22,639      18,019       27,231      18,570      14,848
The Carolinas                   33,683      12,745       6,943       24,084       9,834       5,436
Jacksonville                    36,373      24,088      19,934       27,391      18,281      15,425
Michigan                        38,865      11,641           -       23,986       7,418           -
All Others                      63,105      32,964      18,506       43,563      23,292      12,953
                            ----------  ----------  ----------   ----------  ----------  -----------

Total                       $  382,980  $  225,361  $  148,727   $  274,635  $  164,282  $  107,874
                            ==========  ==========  ==========   ==========  ==========  ===========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    1998        1997        1996
                                                                 ----------  ----------  -----------
Total real estate related revenues for reportable segments       $ 382,980   $  225,361  $  148,727
Management fees                                                        597          673       1,340
Interest and other                                                   3,516        6,483       4,198
                                                                 ----------  ----------  -----------

Total revenues                                                   $ 387,093   $  232,517  $  154,265
                                                                 ==========  ==========  ===========

INCOME AVAILABLE TO COMMON SHAREHOLDERS                                 YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    1998        1997        1996
                                                                 ----------  ----------  -----------
Total property level net operating
  income for reportable segments                                 $ 274,635   $  164,282  $  107,874
Other expenses                                                     157,958       98,232      70,243
                                                                 ---------   ----------  ----------
Income before minority interest                                    116,677       66,050      37,631

Minority interest                                                    8,062        5,606       3,891
Preferred distributions                                             11,000        4,247           -
                                                                 ----------  ----------  -----------

Total income available to common shareholders                    $  97,615   $   56,197  $   33,740
                                                                 ==========  ==========  ===========


PRODUCT TYPE INFORMATION                                             REAL ESTATE RELATED REVENUES
----------------------------------------------------------       -----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    1998        1997        1996
                                                                 ----------  ----------  -----------
Industrial                                                       $ 192,548   $ 123,024   $  83,930
Office                                                             190,432     102,337      64,797
                                                                 ----------  ----------  -----------

Total real estate related revenues                               $ 382,980   $ 225,361   $  148,727
                                                                 ==========  ==========  ===========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
-----------------------------------------------------------------------------------------------------
                                          New
                                SE      Jersey/   Lehigh                The
                             Pennsyl.  Delaware   Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 1997              $328,146  $128,345  $136,077  $147,867  $ 42,839     $125,729    $      -   $140,028   $1,049,031
Additions                     208,799    43,829    57,688    76,028   105,573       69,853     172,332    145,048      879,150
Disposals                      (9,186)        -         -         -         -            -           -    (30,964)     (40,150)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1997             527,759   172,174   193,765   223,895   148,412      195,582     172,332    254,112    1,888,031
Additions                      86,865   109,715    56,463    56,381   106,886       65,746     146,166    248,758      876,980
Disposals                     (10,736)        -         -    (2,203)   (4,843)      (2,104)          -          -      (19,886)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1998            $603,888  $281,889  $250,228  $278,073  $250,455     $259,224    $318,498   $502,870   $2,745,125
                             ========  ========  ========  ========  ========     ========    ========   ========   ==========

TOTAL ASSETS                                                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------
                                                                    1998         1997
                                                                 ----------   ----------
Total operating real estate assets for reportable segments       $2,745,125   $1,888,031
Accumulated depreciation                                           (209,023)    (149,311)
Development in progress                                             207,563      156,093
Land held for development                                            75,454       61,904
Other assets                                                        114,252      137,620
                                                                 ----------   ----------

Total assets                                                     $2,933,371   $2,094,337
                                                                 ==========   ==========

12.   PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and 1998 and the acquisitions of 170 properties acquired in 1997, and 137 properties acquired in 1998 had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $580.2 million.

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                             1998            1997
                                           --------       ---------
                                               (IN THOUSANDS,
                                           EXCEPT PER SHARE AMOUNTS)
                                           ------------------------
Total revenues                             $ 408,279      $ 358,974
Income available to common shareholders      104,371         92,181
Income per share - basic                   $    1.59      $    1.40
Income per share - diluted                      1.58           1.40

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings and completed the 1997 and 1998 acquisitions as of January 1, 1997, nor do they purport to represent the results of operations of the Company for future periods.

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                 Malvern, PA           $          -   $    724,058  $            - $    4,941,858
420 Lapp Road                           Malvern, PA              4,300,000      1,054,418               -      6,284,410
747 Dresher Road                        Horsham, PA                      -      1,607,238               -      3,948,168
45-67 Great Valley Parkway              Malvern, PA              3,800,000        795,143               -      2,930,842
1180 Church Road                        Lansdale, PA                     -      2,357,045      10,041,340      5,604,945
40 Valley Stream Parkway                Malvern, PA              1,600,000        322,918               -      2,208,989
50 Valley Stream Parkway                Malvern, PA                      -        323,971               -      2,384,185
20 Valley Stream Parkway                Malvern, PA              2,900,000        465,539               -      5,053,133
800 Town Center Drive                   Langhorne, PA                    -      1,617,150               -      8,989,725
9, 15 Great Valley Parkway              Malvern, PA              3,489,451      1,837,050               -     15,156,712
257-275 Great Valley Parkway            Malvern, PA              2,100,000        504,611               -      4,424,881
300 Technology Drive                    Malvern, PA                      -        368,626               -      1,299,996
277-293 Great Valley Parkway            Malvern, PA                      -        530,729               -      1,914,647
311 Technology Drive                    Malvern, PA                      -        397,131               -      2,236,843
325 Technology Drive                    Malvern, PA              3,489,451        376,444               -      1,851,241
7 Great Valley Parkway                  Malvern, PA              2,900,000        176,435               -      4,267,283
55 Valley Stream Parkway                Malvern, PA                      -        215,005               -      3,304,913
65 Valley Stream Parkway                Malvern, PA              2,900,000        381,544               -      4,728,607
508 Lapp Road                           Malvern, PA              1,500,000        331,392               -      1,730,134
10 Valley Stream Parkway                Malvern, PA              3,489,451        509,075               -      2,664,060
333 Phoenixville Pike                   Malvern, PA              2,104,169        523,530               -      3,083,945
30 Great Valley Parkway                 Malvern, PA                      -        128,126               -        355,565
75 Great Valley Parkway                 Malvern, PA                      -        143,074               -        418,889
27-43 Great Valley Parkway              Malvern, PA              1,800,000        448,775               -      2,116,317
77-123 Great Valley Parkway             Malvern, PA              3,100,000        887,664               -      4,582,078
260 Great Valley Parkway                Malvern, PA              1,500,000        203,916               -        849,011
256 Great Valley Parkway                Malvern, PA              2,800,000        161,098               -      1,888,761
205 Great Valley Parkway                Malvern, PA              6,600,000      1,368,259               -      9,599,597
12,14,16 Great Valley Parkway           Malvern, PA                      -        130,689               -      1,202,040
155 Great Valley Parkway                Malvern, PA              2,100,000        625,147               -      2,258,481
333 Technology Drive                    Malvern, PA              1,900,000        157,249               -      2,310,848
510 Lapp Road                           Malvern, PA              3,489,451        356,950               -        865,960
181 Wheeler Court                       Langhorne, PA                    -        260,000       1,940,000        153,187
1100 Wheeler Way                        Langhorne, PA                    -        150,000       1,100,000         90,717
60 Morehall Road                        Malvern, PA                      -        865,424       9,285,000      4,724,203
905 Airport Road                        West Chester, PA                 -      1,715,000       5,185,000        204,530
16 Cabot Boulevard                      Langhorne, PA            5,900,000        648,889       5,851,112         74,975
1 Country View Road                     Malvern, PA                      -        400,000       3,600,000        453,338
2151 Cabot Boulevard                    Langhorne, PA            2,300,000        384,100       3,456,900        263,500
170 South Warner Road                   King of Prussia, PA              -        547,800       3,137,400      2,084,352
190 South Warner Road                   King of Prussia, PA              -        552,200       3,162,600      1,178,932
507 Prudential Road                     Horsham, PA              2,700,000        644,900       5,804,100        232,868
100 Witmer Road                         Horsham, PA              9,396,622      3,102,784               -      9,685,657
3100 Horizon Drive                      King of Prussia, PA              -        601,956               -      2,007,248
3300 Horizon Drive                      King of Prussia, PA              -        566,403               -      3,265,294
3500 Horizon Drive                      King of Prussia, PA              -      1,204,839               -      2,531,137
200 Chester Field Parkway               Malvern, PA                      -        495,893       2,739,093        123,186
767 Electronic Drive                    Horsham, PA                      -      1,229,685               -      2,938,838
132 Welsh Road                          Horsham, PA                      -      1,333,642               -      3,857,166
5 Country View Road                     Malvern, PA              3,489,451        785,168       4,678,632        134,612
3200 Horizon Drive                      King of Prussia, PA              -        928,637               -      4,291,310
3000 Horizon Drive                      King of Prussia, PA              -      1,191,449               -      1,853,063
111-195 Witmer Road                     Horsham, PA                      -        407,005       3,129,058        116,065
300 Welsh Road                          Horsham, PA                      -        180,459       1,441,473         64,628
400 Welsh Road                          Horsham, PA                      -        282,493       2,256,508        994,521
8801 Tinicum Boulevard                  Philadelphia, PA                 -      2,474,031               -     24,209,285
440 East Swedesford Road                King of Prussia, PA              -        717,001       4,816,121      1,453,936
460 East Swedesford Road                King of Prussia, PA              -        705,317       4,737,487        380,643
50 Morehall Road                        Malvern, PA                      -        849,576               -     13,046,717
2 Walnut Grove Drive                    Horsham, PA                      -      1,281,870       7,767,374        770,540
200 Gibraltar Road                      Horsham, PA                      -        638,513       5,811,323        102,509
220 Gibraltar Road                      Horsham, PA                      -        629,944       5,733,228         18,746
240 Gibraltar Road                      Horsham, PA                      -        629,944       5,733,234         18,789
151 S. Warner Road                      King of Prussia, PA              -      1,218,086       6,937,866        114,003
1 Walnut Grove Drive                    Horsham, PA                      -      1,058,901       5,343,606        856,952
3604 Horizon Drive                      King of Prussia, PA              -        397,178               -      1,576,394
3606 Horizon Drive                      King of Prussia, PA              -        789,409               -      1,940,816
650 Swedesford Road                     King of Prussia, PA              -        952,911       6,722,830      8,375,600
680 Swedesford Road                     King of Prussia, PA              -        952,361       6,722,830      6,365,874
761 Fifth Avenue                        King of Prussia, PA              -        256,463       2,061,468        221,653
771 Fifth Avenue                        King of Prussia, PA              -        152,456       1,256,908        177,379
1 Great Valley Parkway                  Malvern, PA                      -        419,460       3,792,570        178,659
5 Great Valley Parkway                  Malvern, PA                      -        684,200       6,181,661        239,075
311 Sinclair Road                       Bristol, PA                      -        277,901       1,576,906         11,547
100 Cedar Hollow Road                   Malvern, PA                      -      1,436,814               -     15,984,594
3 Country View Road                     Malvern, PA                      -        814,278               -      4,773,575
425 Technology Drive                    Malvern, PA                      -        191,114               -      1,836,299
375 Technology Drive                    Malvern, PA                      -        191,114               -      1,797,871
100 Chesterfield Parkway                Malvern, PA                      -      1,320,625               -      6,531,599
181-187 Gibraltar Road                  Horsham, PA                      -        360,549       3,259,984        430,483
104 Rock Road                           Horsham, PA                      -        330,111       2,981,669         22,012
123-135 Rock Road                       Horsham, PA                      -        292,360       2,411,677         27,255
111-159 Gibraltar Road                  Horsham, PA                      -        489,032       4,126,151         30,525
161-175 Gibraltar Road                  Horsham, PA                      -        294,673       2,663,722        431,257
125-137 Gibraltar Road                  Horsham, PA                      -        270,906       2,448,500        263,500
261-283 Gibraltar Road                  Horsham, PA                      -        464,871       3,951,972         38,336

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
210-223 Witmer Road                     Horsham, PA                      -        270,282       2,441,276      1,366,734
231-237 Gibraltar Road                  Horsham, PA                      -        436,952       3,948,963        266,870
100 Gibraltar Road                      Horsham, PA                      -         38,729         349,811          8,621
101 Gibraltar Road                      Horsham, PA                      -        651,990       5,888,989        134,789
506 Prudential Road                     Horsham, PA                      -        208,140         895,470        617,165
113-123 Rock Road                       Horsham, PA                      -        351,072       3,171,001         21,292
101-111 Rock Road                       Horsham, PA                      -        350,561       3,166,389         21,866
120 Gibraltar Road                      Horsham, PA                      -        533,142       4,830,515        102,817
110 Gibraltar Road                      Horsham, PA                      -        673,041       5,776,369         53,020
100-107 Lakeside Drive                  Horsham, PA                      -        239,528       2,163,498        191,520
200-264 Lakeside Drive                  Horsham, PA                      -        502,705       4,540,597        402,390
300-309 Lakeside Drive                  Horsham, PA                      -        369,475       3,338,761        125,473
400-445 Lakeside Drive                  Horsham, PA                      -        543,628       4,910,226      1,084,058
104 Witmer Road                         Horsham, PA                      -      1,248,148               -        436,403
201 Gibraltar Road                      Horsham, PA                      -        380,127       3,433,433        547,979
3600 Horizon Drive                      King of Prussia, PA              -        236,432       1,856,252         23,195
3602 Horizon Drive                      King of Prussia, PA              -        217,734       1,759,489         95,837
400-500 Brandywine Parkway              West Chester, PA                 -        845,846       6,809,025        319,103
600 Brandywine Parkway                  West Chester, PA                 -        664,899       5,352,410        166,337
2700 Horizon Drive                      King of Prussia, PA              -        764,370               -      3,561,424
2900 Horizon Drive                      King of Prussia, PA              -        679,440               -      3,446,580
719 Dresher Road                        Horsham, PA                      -        493,426       2,812,067         63,597
2250 Hickory Road                       Plymouth Meeting, PA     6,540,000      1,015,851       9,175,555        168,195
3400 Horizon Drive                      King of Prussia, PA              -        776,496       3,139,068         97,269
One Ridgewood Place                     Downingtown, PA                  -        422,460       2,337,195          4,204
300 Welsh Road                          Horsham, PA                      -        696,061       3,339,991            653
6 Terry Drive                           Newtown, PA                      -        622,029       2,228,851            721
14 Lee Boulevard                        Malvern, PA              2,700,000        664,282               -      6,316,902
500 Chester Field Parkway               Malvern, PA              1,500,000        472,364               -      2,876,942
300-400 Chester Field Parkway           Malvern, PA              2,500,000        937,212               -      4,488,377
1805 Underwood Boulevard                Delran, NJ                       -        188,610         612,736         17,699
150 Mid-Atlantic Parkway                West Deptford, NJ                -         86,968         304,672        204,565
18 Boulden Circle                       New Castle, DE                   -        188,144               -      3,916,666
501 Delran Parkway                      Delran, NJ                       -        182,192               -      2,933,026
600 Delran Parkway                      Delran, NJ                       -        368,843               -      5,945,538
1607 Imperial Way                       West Deptford, NJ                -        286,413               -      2,972,362
1 Boulden Circle                        New Castle, DE                   -         88,397               -      1,342,750
31-55 Read's Way                        New Castle, DE                   -        901,391               -      5,606,409
3 Boulden Circle                        New Castle, DE                   -        119,802               -      2,132,940
5 Boulden Circle                        New Castle, DE                   -        219,641               -      3,514,502
601 Delran Parkway                      Delran, NJ                       -        193,794               -      1,637,185
51 Haddonfield Road                     Cherry Hill, NJ                  -        251,443               -      9,356,642
57 Read's Way                           New Castle, DE           2,365,494        253,119               -      2,857,794
1370 Imperial Way                       West Deptford, NJ                -        297,000       4,373,155         43,783
8 Stow Road                             Marlton, NJ                      -        172,600       1,704,436         93,639
10 Stow Road                            Marlton, NJ                      -        147,000       1,451,536         69,149
12 Stow Road                            Marlton, NJ                      -        103,300       1,021,036        163,507
14 Stow Road                            Marlton, NJ                      -         93,100         920,336        135,399
1300 Metropolitan Avenue                West Deptford, NJ                -        220,000       1,980,000         37,266
701A Route 73 South                     Marlton, NJ                      -        264,387       3,772,000      1,770,674
701C Route 73 South                     Marlton, NJ                      -         84,949       1,328,000        247,365
1008 Astoria Boulevard                  Cherry Hill, NJ                  -         27,120         424,880        428,595
1475 Imperial Way                       West Deptford, NJ                -         54,000         846,000        189,508
3000 Atrium Way                         Mt. Laurel, NJ           4,270,113        500,000       4,500,000      3,051,549
750 Cardinal Drive                      Bridgeport, NJ                   -        230,000       2,070,000        546,696
11000, 15000, 17000 Commerce Parkway    Mt. Laurel, NJ                   -        455,100       4,394,900        507,564
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                   -        361,800       3,285,817        145,266
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                   -        289,700       2,512,683        331,592
406 Lippincott Drive                    Marlton, NJ                      -        321,455       1,539,871        786,108
234 High Hill Road                      Bridgeport, NJ           1,552,768        249,472       1,477,515        335,497
231 Lake Drive                          New Castle, DE                   -        623,043               -      4,023,066
100 Arlington Boulevard                 Bridgeport, NJ                   -          6,368               -      4,613,489
100 Berkeley Drive                      Swedesboro, NJ           1,829,355        395,160       1,915,215        222,541
301 Lippincott Drive                    Marlton, NJ                      -      1,069,837       4,780,163        405,532
303 Lippincott Drive                    Marlton, NJ                      -      1,069,837       4,780,163        370,228
510-512 Sharptown Road                  Bridgeport, NJ             786,089        125,410       1,072,683         34,802
901 Route 73                            Marlton, NJ                      -        334,411       2,733,314         93,664
Four Greentree Center                   Marlton, NJ              2,668,821        449,400       3,074,850        594,791
512 Sharptown Road                      Bridgeport, NJ           1,188,838        180,468       1,543,617         49,193
15 Boulden Circle                       New Castle, DE                   -        406,064               -      5,340,744
404 Lippincott Drive                    Marlton, NJ                      -        131,896               -      1,672,248
263 Quigley Boulevard                   New Castle, DE                   -        170,386       1,302,739        109,801
34 Blevins Drive                        New Castle, DE                   -        195,932       1,498,061         46,334
104 Gaither Drive                       Mt Laurel, NJ                    -        132,075       1,151,988        221,476
2 Lukens Drive                          New Castle, DE                   -        169,050       1,290,150        100,264
402 Lippincott Drive                    Marlton, NJ                      -        131,896               -      1,629,153
3000 Lincoln Drive                      Mt. Laurel, NJ                   -        284,052       2,458,155      1,128,512
6000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,151       2,022,683        131,971
7000 Commerce Parkway                   Mt. Laurel, NJ                   -        260,014       2,236,684         70,246
8000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,814       1,995,098         66,344
9000 Commerce Parkway                   Mt. Laurel, NJ                   -        286,587       2,474,820         54,496
1000 Briggs Road                        Mt. Laurel, NJ                   -        288,577       2,546,537        234,140
1025 Briggs Road                        Mt. Laurel, NJ           2,077,321        430,990       3,714,828         16,424
9 Stow Road                             Marlton, NJ                      -        652,642       1,765,065        157,746
2000 Crawford Place                     Mt. Laurel, NJ                   -        310,831       2,797,744        710,016
1351 Metropolitan Avenue                Pureland, NJ                     -        189,465       1,728,789         26,638
650 Grove Road                          Pureland, NJ                     -        267,214       2,438,323        123,920
400 Grove Road                          Pureland, NJ                     -        145,009       1,323,085         55,733
5000 Dearborn Court                     Mt. Laurel, NJ                   -      1,057,763       4,191,827         30,948

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
515 Heron Drive                         Bridgeport, NJ           1,451,118        334,017       2,367,538          8,042
500 Sharptown Road                      Pureland, NJ             1,415,327        300,404       2,645,235         30,993
625 Heron Drive                         Bridgeport, NJ             482,963        180,226         908,953          4,487
605 Heron Drive                         Bridgeport, NJ             633,271        265,381       1,046,866          4,528
510 Heron Drive                         Bridgeport, NJ           5,990,523        790,335       7,901,878         75,418
522 Pedricktown Road                    Bridgeport, NJ             879,853        176,309       1,360,293         16,414
530 Pedricktown Road                    Bridgeport, NJ           1,281,524        350,813       1,901,471         29,853
540 Pedricktown Road                    Bridgeport, NJ           3,194,248        531,280       4,532,010         21,538
230 High Hill Road                      Bridgeport, NJ           5,945,992      1,418,000       8,860,843          5,313
3 Mallard Court                         Bridgeport, NJ           2,137,468        417,893       2,447,865          4,665
730 Cardinal Drive                      Bridgeport, NJ           1,405,851        576,598       1,780,345         37,135
405 Heron Drive                         Bridgeport, NJ          11,608,812      2,167,471      18,120,223      1,125,857
100 Eagle Road                          Bridgeport, NJ           1,079,560        256,491       1,434,429         17,816
250 High Hill Road                      Bridgeport, NJ           1,799,724        246,478       2,269,440        170,934
508 Center Square Road                  Bridgeport, NJ           1,619,362        453,341       3,458,248            940
602 Heron Drive                         Bridgeport, NJ           1,530,178        524,728       2,240,478          4,534
300 Eagle Court                         Bridgeport, NJ                   -      1,135,989       1,872,753          6,676
500 Center Square Road                  Bridgeport, NJ                   -      1,338,839       6,186,541         12,759
1001 Briggs Road                        Marlton, NJ                      -        701,705       3,505,652        214,261
1960 Cuthbert Boulevard                 Cherry Hill, NJ                  -        321,699       1,291,557         22,670
1970 Cuthbert Boulevard                 Cherry Hill, NJ                  -        321,699       1,291,558         18,402
10000 & 11000 Route 73                  Marlton, NJ                      -        715,705       2,579,524         81,945
1655 Valley Center Parkway              Bethlehem, PA            1,821,799        214,431               -      1,867,129
6560 Stonegate Drive                    Allentown, PA                    -        458,281               -      2,310,959
6370 Hedgewood Drive                    Allentown, PA                    -        540,795               -      2,996,787
6390 Hedgewood Drive                    Allentown, PA                    -        707,203               -      2,501,156
1495 Valley Center Parkway              Bethlehem, PA            4,166,495        434,640               -      3,586,015
6350 Hedgewood Drive                    Allentown, PA                    -        360,027               -      3,243,444
6330 Hedgewood Drive                    Allentown, PA                    -        531,268               -      4,230,513
1550 Valley Center Parkway              Bethlehem, PA                    -        196,954               -      3,162,582
1560 Valley Center Parkway              Bethlehem, PA                    -        240,069               -      3,878,108
6580 Snowdrift Road                     Allentown, PA                    -        388,328               -      2,457,991
1510 Valley Center Parkway              Bethlehem, PA            3,379,289        312,209               -      3,303,351
1530 Valley Center Parkway              Bethlehem, PA                    -        211,747               -      2,572,949
6540 Stonegate Drive                    Allentown, PA                    -        422,042               -      3,597,764
974 Marcon Boulevard                    Allentown, PA                    -        143,500               -      2,128,439
964 Marcon Street                       Allentown, PA            1,051,463        138,816               -      1,492,059
764 Roble Road                          Allentown, PA              752,410        141,069               -        794,167
3174 Airport Road                       Allentown, PA                    -         98,986               -      1,105,398
2196 Avenue C                           Allentown, PA                    -        101,159               -      1,201,733
2202 Hanger Place                       Allentown, PA                    -        137,439               -      1,291,510
2201 Hanger Place                       Allentown, PA                    -        128,454               -      1,408,249
954 Marcon Boulevard                    Allentown, PA                    -        103,665               -      1,160,635
57 South Commerce Way                   Allentown, PA                    -        390,839       2,701,161        262,948
754 Roble Road                          Allentown, PA                    -        162,115       1,731,885         88,842
894 Marcon Boulevard                    Allentown, PA                    -        117,134       1,048,866         28,576
744 Roble Road                          Allentown, PA                    -        159,771       1,734,229        143,948
944 Marcon Boulevard                    Allentown, PA                    -        118,521       1,435,479        154,891
1685 Valley Center Parkway              Allentown, PA                    -        244,029               -      2,051,109
6520 Stonegate Drive                    Allentown, PA                    -        453,315               -      1,825,129
7437 Industrial Boulevard               Allentown, PA                    -        717,488       5,022,413      1,410,165
2041 Avenue C                           Allentown, PA              700,000        213,599       1,095,217         71,893
2124 Avenue C                           Allentown, PA              800,000        289,197       1,039,835         54,349
7339 Industrial Boulevard               Allentown, PA                    -      1,187,776               -      5,647,219
7384 Penn Drive                         Allentown, PA            4,379,122        651,696       2,286,518        413,492
7144 Daniels Drive                      Allentown, PA                    -      2,390,217       2,342,761      3,424,554
7620 Cetronia Road                      Allentown, PA                    -      1,091,806       3,851,456        173,944
939 Marcon Boulevard                    Allentown, PA            4,379,122      2,220,414       4,524,393        734,002
100 Brodhead Road                       Allentown, PA            2,700,170        429,416       2,919,588        180,343
1455 Valley Center Parkway              Bethlehem, PA                    -        670,290               -      3,634,924
1640 Valley Center Parkway              Bethlehem, PA                    -        359,000               -      2,412,319
1650 Valley Center Parkway              Allentown, PA                    -        359,000               -      2,220,365
1660 Valley Center Parkway              Bethlehem, PA                    -        359,000               -      2,059,742
400 Nestle Way                          Allentown, PA           27,306,503      8,065,500               -     26,414,687
83 South Commerce Way                   Bethlehem, PA                    -        143,661         888,128        198,098
85 South Commerce Way                   Bethlehem, PA                    -        236,708         987,949         81,386
87 South Commerce Way                   Bethlehem, PA                    -        253,886       1,062,881         75,930
89 South Commerce Way                   Bethlehem, PA                    -        320,000               -      1,929,169
7339 Industrial Boulevard               Allentown, PA                    -      2,670,849      13,307,408        681,221
95 Highland Avenue                      Bethlehem, PA                    -        430,593       3,182,080        300,436
236 Brodhead Road                       Bethlehem, PA                    -        376,962       4,672,683         24,861
6620 Grant Way                          Allentown, PA                    -        430,824       1,915,923          6,338
700 Nestle Way                          Allentown, PA                    -      3,473,120               -     16,841,369
7562 Penn Drive                         Allentown, PA                    -        269,614         844,069         78,851
7277 Williams Avenue                    Allentown, PA                    -        462,964       1,449,009        114,008
7355 Williams Avenue                    Allentown, PA                    -        489,749       1,658,091        111,842
794 Roble Boulevard                     Allentown, PA                    -      1,147,541       6,088,041         56,406
6923 Schantz Spring Road                Allentown, PA                    -      1,127,805       3,309,132         38,265
2600 Beltline Avenue                    Reading, PA                      -        558,903       2,234,167         13,160
7132 Daniels Drive                      Allentown, PA                    -      1,623,326       3,464,626      3,734,559
3985 Adler Place                        Bethlehem, PA                    -        705,367       3,915,820        146,727
12000,001,040 Indian Creek Court        Beltsville, MD           6,358,900      2,659,431               -     10,589,712
8280 Patuxent Range Drive               Columbia, MD                     -        181,601               -      1,297,559
7178-80 Columbia Gateway                Columbia, MD                     -      1,569,237       4,786,887        403,549
8730 Bollman Place                      Columbia, MD             2,942,495        624,131       4,576,964         77,839
9770 Patuxent Woods Drive               Columbia, MD                     -        341,663       3,033,309         10,308
9780 Patuxent Woods Drive               Columbia, MD                     -        218,542       1,940,636          6,598
9790 Patuxent Woods Drive               Columbia, MD                     -        243,791       2,164,094         11,654
9810 Patuxent Woods Drive               Columbia, MD                     -        266,684       2,366,901          8,040

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
9800 Patuxent Woods Drive               Columbia, MD                     -        299,099       2,654,069          8,022
9820 Patuxent Woods Drive               Columbia, MD                     -        237,779       2,110,835          8,752
9830 Patuxent Woods Drive               Columbia, MD                     -        296,262       2,628,933         13,474
9050 Red Branch Road                    Columbia, MD                     -        290,950       2,577,153          7,422
4606 Richlynn Drive                     Belcamp, MD                      -        299,600       1,818,861          9,828
8945-8975 Guilford                      Columbia, MD                     -      2,428,795       7,493,740         10,943
7317 Parkway Drive                      Hanover, MD                      -      1,104,359       1,959,671            297
180,190 Cochrane Drive                  Annapolis, MD                    -      3,670,256               -     16,134,498
9101,9111,9115 Guilford Road            Columbia, MD                     -        758,951               -      3,331,729
9125,9135,9145 Guilford Road            Columbia, MD                     -        900,154               -      5,786,760
10 South Third Street                   Richmond, VA                     -         27,970         127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                      -      1,063,728       8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                     -      2,007,717      14,927,608        411,598
301 Hill Carter Parkway                 Richmond, VA                     -        659,456       4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                     -         29,443         215,914         32,683
5600-5626 Eastport Boulevard            Richmond, VA             2,566,667        489,941       3,592,900        182,341
5650-5674 Eastport Boulevard            Richmond, VA             2,566,667        644,384       4,025,480        135,951
5700 Eastport Boulevard                 Richmond, VA             2,566,667        408,729       2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                     -        139,887         637,261          8,938
3432 Holland Road                       Virginia Beach, VA               -        173,527         790,515         11,088
4880 Cox Road                           Richmond, VA             3,100,000        743,898       4,499,807      1,165,166
5162 Valleypointe Parkway               Roanoke, VA              1,300,000        551,483       2,612,312         35,237
4101- 4127 Carolina Avenue              Richmond, VA             1,310,951        310,854       2,279,597         57,138
4201-4261 Carolina Avenue               Richmond, VA             2,996,458        693,203       5,083,493        179,673
4263-4299 Carolina Avenue               Richmond, VA             1,872,786        256,203       2,549,649        669,468
4301-4335 Carolina Avenue               Richmond, VA                     -        223,696       1,640,435        116,604
4337-4379 Carolina Avenue               Richmond, VA             2,060,065        325,303       2,385,557        418,235
4501-4549 Carolina Avenue               Richmond, VA             2,658,415        486,166       3,565,211        130,933
4551-4593 Carolina Avenue               Richmond, VA             2,690,316        474,360       3,478,646         93,388
4601-4643 Carolina Avenue               Richmond, VA             2,690,316        652,455       4,784,675        284,717
4645-4683 Carolina Avenue               Richmond, VA             2,126,732        404,616       2,967,187        797,642
4447-4491 Carolina Avenue               Richmond, VA             2,812,603        454,056       2,729,742         72,274
4401-4445 Carolina Avenue               Richmond, VA             3,200,000        615,038       4,510,272         84,893
12 S. Third Street                      Richmond, VA                     -         40,539         184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA       2,600,000        475,262       3,917,234        152,182
315 Cardiff Valley Road                 Knoxville, TN                    -        443,305       2,950,903         42,487
2300 East Parham Road                   Richmond, VA                     -        221,947       1,011,088         14,181
1347 Diamond Springs Road               Virginia Beach, VA               -        436,898       3,203,919        159,512
5221 Valleypark Drive - Bldg A          Roanoke, VA              1,264,321        285,008         998,370        224,335
5228 Valleypointe Parkway - Bldg B      Roanoke, VA              1,086,930        218,663         796,133         97,364
5238 Valleypark Drive - Bldg C          Roanoke, VA              1,267,441        416,375       1,896,832         91,730
5601-5659 Eastport Boulevard            Richmond, VA             3,115,580        705,660               -      5,190,010
5900 Eastport Boulevard                 Richmond, VA             4,076,017        676,661               -      5,767,095
4717-4729 Eubank Road                   Richmond, VA             3,115,580        449,447       3,294,697         91,775
5251 Concourse Drive                    Roanoke, VA                      -          2,813               -      1,786,306
4263F-N. Carolina Ave                   Richmond, VA             1,281,034         91,476               -      1,622,797
4200 Oakleys Court                      Richmond, VA             1,552,768        459,090       2,468,454         33,041
1821 Battery Dantzler Road              Richmond, VA                     -        394,212       3,035,113         24,814
5000 Cox Road                           Glen Allen, VA           2,620,297        770,214       3,685,248         26,510
510 Eastpark Court                      Richmond, VA             1,455,720        261,961       2,110,874         36,598
520 Eastpark Court                      Richmond, VA             3,163,766        486,118       4,083,582         51,759
13001 Kingston Avenue                   Chester, VA                      -        376,584               -      2,003,110
5701-5799 Eastport Boulevard            Richmond, VA                     -        694,644               -      5,087,258
4801 Cox Road                           Richmond, VA                     -      1,072,896               -      8,837,667
600 HP Way                              Richmond, VA                     -        146,126               -      8,176,262
500 HP Way                              Richmond, VA                     -        142,692               -      6,859,186
4198 Cox Road                           Glen Allen, VA                   -        670,292       3,839,245         25,091
5310 Valley Park Drive                  Roanoke, VA                      -        149,933               -      1,110,755
4510 Cox Road                           Glen Allen, VA                   -      1,010,024       7,469,828         64,568
2809 South Lynnhaven Road               Virginia Beach, VA               -        953,590       6,142,742        319,273
200 Golden Oak Court                    Virginia Beach, VA       3,315,000      1,116,693       6,770,480        175,321
208 Golden Oak Court                    Virginia Beach, VA       3,185,000        965,177       6,728,717        114,727
1 Enterprise Parkway                    Hampton, VA                      -        974,675       5,579,869        166,337
22 Enterprise Parkway                   Hampton, VA                      -      1,097,368       6,760,778        216,121
484 Viking Drive                        Virginia Beach, VA               -        891,753       3,607,890         87,426
10430 Lakeridge Parkway                 Richmond, VA             2,296,557        421,267       3,770,870         57,444
10456 Lakeridge Parkway                 Richmond, VA             2,231,356        409,261       3,663,754         60,002
3829-3855 Gaskins Road                  Richmond, VA                     -        364,165       3,264,114          5,174
629 Phoenix Drive                       Virginia Beach, VA               -        371,694       2,108,097         16,966
11838 Rock Landing Drive                Newport News, VA                 -        673,942       2,111,481         59,462
11844 Rock Landing Drive                Newport News, VA                 -        326,774       1,391,561         31,762
11846 Rock Landing Drive                Newport News, VA                 -        299,066       1,419,266         31,288
5700 Cleveland Street                   Virginia Beach, VA               -        700,112       9,592,721        210,107
4523 Green Point Drive                  High Point, NC             878,460        234,564               -      2,012,820
4501 Green Point Drive                  High Point, NC           1,126,325        319,289               -      2,233,645
4500 Green Point Drive                  High Point, NC             923,415        230,622               -      2,015,519
2427 Penny Road                         High Point, NC           6,232,330      1,165,664               -      6,187,028
4524 Green Point Drive                  High Point, NC           2,121,627        182,810               -      2,104,406
4328, 4336 Federal Drive                High Point, NC           6,106,615        521,122               -      7,680,076
200 Centreport Drive                    Greensboro, NC           3,375,316        331,400       3,768,600        260,361
4344 Federal Drive                      High Point, NC           2,603,815        484,001               -      2,324,091
202 Centreport Drive                    Greensboro, NC           3,761,066        549,948       5,360,462        177,333
101 Centreport Drive                    Greensboro, NC                   -        826,237               -      6,566,167
4000 Piedmont Parkway                   High Point, NC           3,761,066        592,885       4,825,615        194,568
4380 Federal Drive                      High Point, NC                   -        282,996               -      2,887,702
4388 Federal Drive                      High Point, NC                   -        143,661               -      1,114,693
6532 Judge Adams Road                   Rock Creek, NC                   -        354,903               -      3,489,265
3860 Faber Place                        N. Charleston, SC        2,996,353        796,655       1,974,359         99,873
4055 Faber Place                        N. Charleston, SC        3,490,849        882,352       4,794,144         43,911

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
3820 Faber Place                        N. Charleston, SC        2,435,565        506,558       2,365,146         62,765
3875 Faber Place                        N. Charleston, SC        4,847,726      1,164,530               -      5,702,849
440 Knox Abbott Drive                   Cayce, SC                        -        576,767       3,395,168        205,343
150 Ridgeview Center Drive              Duncan, SC               6,438,241        711,353       8,056,324         14,641
1320 Garlington Road                    Greenville, SC           1,224,000        398,539       1,761,533         55,781
420 Park Avenue                         Greenville, SC           2,056,320        522,548       2,730,261        560,968
1 Alliance Drive                        Goose Creek, SC                  -        662,422               -      1,714,203
111 Southchase Boulevard.               Fountain Inn, SC                 -        499,065       4,570,357        442,624
300 International Boulevard             Fountain Inn, SC                 -        180,560         639,305            516
4160 Mendenhall Oaks Parkway            High Point, NC                   -        285,882               -      3,108,469
1208 Eastchester Drive                  High Point, NC                   -        487,209       4,200,817        176,811
7720 Mendenhall Oaks Parkway            High Point, NC                   -        801,902               -     17,816,078
One Independence Pointe                 Greenville, SC                   -        780,881       6,199,230        154,472
55 Beattie Place                        Greenville, SC                   -      2,643,105      23,439,801        364,261
75 Beattie Place                        Greenville, SC          10,722,438      2,406,646      17,400,939        208,194
7736 McCloud Road                       Greensboro, NC                   -        591,795       5,895,312        151,947
15 Brendan Way                          Greenville, SC                   -        614,192       3,012,019          1,665
200 Meeting Street                      Charleston, SC                   -      4,027,428      29,542,711        719,255
7500 West 110th Street                  Overland Park, KS                -      2,380,493       9,575,474         84,744
8035 Quivira Road                       Lenexa, KS                       -      1,180,181       4,737,816            154
4300 Federal Drive                      High Point, NC                   -        264,038               -      1,602,008
1730 Stebbins Drive                     Houston, TX                      -        143,258               -        413,414
5911-5925 Richard Street                Jacksonville, FL                 -        275,582               -        508,059
8383-8385 Baycenter Road                Jacksonville, FL                 -         63,703               -        612,320
8775 Baypine Road                       Jacksonville, FL                 -        906,804               -      3,142,795
8539 Western Way                        Jacksonville, FL                 -        328,133               -      3,172,380
6255 Lake Gray Boulevard                Jacksonville, FL                 -        813,067               -      3,293,572
6600-6660 Suemac Place                  Jacksonville, FL                 -        210,804               -      1,894,774
6800-6850 Suemac Place                  Jacksonville, FL                 -        121,077               -        978,170
8665,8667,8669 Baypine Road             Jacksonville, FL                 -        966,552               -      3,924,841
8540 Baycenter Road                     Jacksonville, FL                 -        445,603               -      1,371,536
1200 Riverplace Boulevard               Jacksonville, FL                 -      1,028,864               -     16,927,899
8400 Baymeadows Way                     Jacksonville, FL                 -        557,682               -      2,332,209
8614 Baymeadows Way                     Jacksonville, FL                 -        290,291               -      1,110,880
5941-5975 Richard Street                Jacksonville, FL                 -        583,622               -      1,113,225
7970 Bayberry Road                      Jacksonville, FL                 -        127,520               -      1,249,635
6000-6030 Bowdendale Avenue             Jacksonville, FL                 -        275,475               -      1,592,174
7898 Baymeadows Way                     Jacksonville, FL                 -        561,802               -      1,972,330
5977-6607 Richard Street                Jacksonville, FL                 -        180,033               -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL                 -        210,299               -      2,679,151
7954 & 7960 Baymeadows Way              Jacksonville, FL                 -        291,312               -      2,980,181
8787 Baypine Road                       Jacksonville, FL                 -      2,076,306               -     35,605,962
7077 Bonneval Road                      Jacksonville, FL                 -        768,000       5,789,000      1,007,066
4190 Belfort Road                       Jacksonville, FL                 -        821,000       5,866,000      1,517,110
8011, 8021, 8031 Phillips Highway       Jacksonville, FL                 -        626,250       3,548,750        852,736
7020 AC Skinner Parkway                 Jacksonville, FL         3,278,878        398,257               -      2,454,352
7040 AC Skinner Parkway                 Jacksonville, FL         2,314,502        706,934               -      3,109,161
11777 Central Highway                   Jacksonville, FL                 -         92,207         429,997      1,925,123
4345 Southpoint Parkway                 Jacksonville, FL                 -              -               -      8,094,976
7016 AC Skinner Parkway                 Jacksonville, FL                 -        597,181               -      2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                 -        840,996               -      4,081,086
6620 Southpoint Drive                   Jacksonville, FL                 -        614,602       4,267,477        305,862
7980 Bayberry Road                      Jacksonville, FL                 -        330,726       1,338,101         20,157
9600 Satellite Boulevard                Orlando, FL                      -        252,850       1,297,923         13,374
9700 Satellite Boulevard                Orlando, FL                      -        405,362       1,146,546         12,238
1902 Cypress Lake Drive                 Orlando, FL                      -        523,512       3,191,790        542,241
8250 & 8256 Exchange Place              Orlando, FL                      -        622,413       2,507,842         53,905
6600 Southpoint Parkway                 Jacksonville, FL                 -        998,432       4,055,727         22,716
6700 Southpoint Parkway                 Jacksonville, FL                 -        620,719       3,178,610         27,782
4801 Executive Park Court - 100         Jacksonville, FL         2,471,784        554,993       2,993,277              -
4801 Executive Park Court - 200         Jacksonville, FL         1,108,892        370,017       1,995,518             47
4810 Executive Park Court               Jacksonville, FL         1,108,892        369,694       3,045,639              -
6602 Executive Park Court - 100         Jacksonville, FL         1,164,046        388,519       2,095,293         56,292
6602 Executive Park Court - 200         Jacksonville, FL           886,823        296,014       1,596,347              -
6631 Executive Park Court - 100         Jacksonville, FL           754,743        251,613       1,356,849              -
6631 Executive Park Court - 200         Jacksonville, FL         1,219,201        406,561       2,195,070          9,284
4815 Executive Park Court - 100         Jacksonville, FL         1,097,280        366,317       1,975,393              -
4815 Executive Park Court - 200         Jacksonville, FL         1,386,115        462,522       2,494,397         17,120
4825 Executive Park Court               Jacksonville, FL         1,801,224        601,278       3,242,491              -
4820 Executive Park Court               Jacksonville, FL         1,515,292        555,173       2,693,130        415,050
10511 & 10611 Satellite Boulevard       Orlando, FL                      -        517,554       2,568,186         84,579
1400-1440 Central Florida Parkway       Orlando, FL                      -        518,043       2,561,938         35,915
6601 Executive Park Circle North        Jacksonville, FL                 -        551,250       3,128,361            640
1300 Riverplace Boulevard               Jacksonville, FL                 -      1,804,258       7,755,572        221,985
4901 Belfort Land                       Jacksonville, FL                 -        877,964       2,360,742      1,871,609
16445 Air Center Boulevard              Houston, TX                      -        363,339       2,509,186            582
16405 Air Center Boulevard              Houston, TX                      -        438,853       3,030,396          1,162
2216 Directors Row                      Orlando, FL                      -        453,918       2,572,202            268
7460 Chancellor Drive                   Orlando, FL                      -        266,555         902,949        231,466
1901 Summit Tower Boulevard             Maitland, FL                     -      6,078,791      12,348,567        350,031
3701-3727 Vineland Road                 Orlando, FL                      -        767,929       2,096,504         46,316
4001,4051,4101 Fowler Avenue            Tampa, FL                        -      1,299,310               -      4,752,467
5501-5502 Pioneer Park Boulevard        Tampa, FL                        -        162,000       1,613,000        150,458
5690-5694 Crenshaw Street               Tampa, FL                        -        181,923       1,812,496        142,834
3102,3104,3110 Cherry Palm Drive        Tampa, FL                        -        503,767       2,787,585         75,673
8401-8408 Benjamin Road                 Tampa, FL                        -        789,651       4,454,648        227,424
3501 Riga Boulevard                     Tampa, FL                        -        617,289       3,048,379        184,586
111 Kelsey Lane                         Tampa, FL                        -        359,540       1,461,850        164,325
7930, 8010-20 Woodland Center           Tampa, FL                4,876,417      1,408,478       5,247,246        158,689

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
7920 Woodland Center Boulevard          Tampa, FL                2,918,017      1,382,648       2,445,444        404,336
8154-8198 Woodland Center               Tampa, FL                2,467,584        399,088       2,868,834         12,512
8112-42 Woodland Center                 Tampa, FL                2,545,920        513,263       3,230,239          4,600
8212 Woodland Center                    Tampa, FL                1,940,579        820,882       2,322,720         14,211
131 Kelsey Lane                         Tampa, FL                        -        511,463               -      4,466,826
7724 Woodland Center Boulevard          Tampa, FL                        -        235,893               -      2,094,260
8921 Brittany Way                       Tampa, FL                        -        255,583       1,063,882        849,197
5250 Eagle Trail Drive                  Tampa, FL                        -        952,860               -      3,457,117
1701 Clint Moore Boulevard              Boca Raton, FL                   -      1,430,884       3,043,553         39,852
4555 Riverside Drive                    Beach Gardens, FL                -        805,672       5,782,360         16,244
2500 Metrocentre Boulevard              West Palm Beach, FL              -        238,362       1,534,926         20,400
2540 Metrocentre Boulevard              West Palm Beach, FL              -        165,071       1,058,736         32,530
2541 Metrocentre Boulevard              West Palm Beach, FL              -        145,091         379,318        568,206
2580 Metrocentre Boulevard              West Palm Beach, FL              -        256,478       1,651,602         21,571
2581 Metrocentre Boulevard              West Palm Beach, FL              -        189,359       1,218,712         16,634
1101 Northpoint Parkway                 West Palm Beach, FL              -        258,606       1,462,432         47,614
3223 Commerce Place                     West Palm Beach, FL              -        501,843       2,012,290         20,403
801 Northpoint Parkway                  West Palm Beach, FL              -        459,284       2,597,108          7,888
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL               -        603,776       4,176,238        102,827
6500 NW 12th Avenue                     Ft. Lauderdale, FL               -          7,099       3,046,309         26,716
6600 NW 12th Avenue                     Ft. Lauderdale, FL               -          7,102       3,047,462         31,244
1500 SW 5th Court                       Pompano Beach, FL                -        972,232       3,892,085          5,159
1651 SW 5th Court                       Pompano Beach, FL                -        203,247         811,093          9,515
1601 SW 5th Court                       Pompano Beach, FL                -        203,247         811,093         50,505
1501 SW 5th Court                       Pompano Beach, FL                -        203,247         811,093         10,134
1400 SW 6th Court                       Pompano Beach, FL                -      1,157,049       4,620,956         40,900
1405 SW 6th Court                       Pompano Beach, FL                -        392,138       1,565,787          9,515
595 SW 13th Terrace                     Pompano Beach, FL                -        359,933       1,437,116          3,806
601 SW 13th Terrace                     Pompano Beach, FL                -        164,413         655,933          9,767
605 SW 16th Terrace                     Pompano Beach, FL                -        310,778       1,238,324          1,046
2440-2478 Metrocentre Boulevard         West Palm Beach, FL              -        470,214       2,120,555         27,939
951 Broken Sound Parkway                Boca Raton, FL           3,082,573      1,426,251       6,098,952        100,627
3400 Lakeside Drive                     Miramar, FL                      -      2,022,153      11,345,881        304,395
3450 Lakeside Drive                     Miramar, FL                      -      2,022,152      11,357,143        104,662
13650 NW 8th Street                     Sunrise, FL                      -        558,223       2,171,930         17,591
13630 NW 8th Street                     Sunrise, FL                      -        659,797       2,596,275        118,812
777 Yamato Road                         Boca Raton, FL                   -      4,101,247      16,077,347          1,723
1801 Clint Moore Boulevard              Boca Raton, FL                   -      1,065,068       4,481,644         59,032
6601-6625 W. 78th Street                Bloomington, MN                  -      2,263,060               -     38,510,925
2905 Northwest Boulevard                Plymouth, MN                     -        516,920       4,646,342        484,398
2800 Campus Drive                       Plymouth, MN                     -        395,366       3,554,512        145,676
2955 Xenium Lane                        Plymouth, MN                     -        151,238       1,370,140         73,250
9401-9443 Science Center Drive          New Hope, MN                     -        431,295       3,888,684        130,008
6321-6325 Bury Drive                    Eden Prairie, MN                 -        462,876       4,151,790         15,393
7115-7173 Shady Oak Road                Eden Prairie, MN                 -        454,974       4,089,410        107,771
7660-7716 Golden Triangle Drive         Eden Prairie, MN                 -        568,706       5,115,177        671,719
7400 Flying Cloud Drive                 Eden Prairie, MN                 -        195,982       1,762,027         18,678
330 Second Avenue                       Minneapolis, MN                  -      1,481,560      13,043,160      1,561,621
10301-10305 West 70th Street            Eden Prairie, MN                 -        120,622       1,085,226         71,595
10321 West 70th Street                  Eden Prairie, MN                 -        145,198       1,305,700         31,000
10333 West 70th Street                  Eden Prairie, MN                 -        110,746         995,868         26,724
10349-10357 West 70th Street            Eden Prairie, MN                 -        275,903       2,481,666        256,059
10365-10375 West 70th Street            Eden Prairie, MN                 -        291,077       2,618,194        151,644
10393-10394 West 70th Street            Eden Prairie, MN                 -        269,618       2,423,318        225,206
7078 Shady Oak Road                     Eden Prairie, MN                 -        343,093       3,085,795          1,690
5600 & 5610 Rowland Road                Minnetonka, MN                   -        828,650       7,399,409         58,135
2920 Northwest Boulevard                Plymouth, MN                     -        392,026       3,433,678        651,380
5400-5500 Feltl Road                    Minnetonka, MN                   -        883,895       7,983,345        132,901
10300 Bren Road                         Minnetonka, MN                   -        344,614       3,110,477        176,864
14630-14650 28th Avenue North           Plymouth, MN                     -        198,205       1,793,422         50,930
7695-7699 Anagram Drive                 Eden Prairie, MN                 -        760,525       3,254,758         25,128
7550 Meridian Circle                    Maple Grove, MN          2,308,128        513,250       2,901,906          9,347
2800 Northwest Boulevard                Plymouth, MN             4,897,625      1,934,438      10,952,503          5,932
3255 Neil Armstrong Boulevard           Eagan, MN                        -      1,131,017               -      3,308,121
4801 West 81st Street                   Bloomington, MN            823,752      1,624,701       2,494,368         32,421
8100 Cedar Avenue                       Bloomington, MN          2,306,339        501,313       3,675,416         23,271
9600 54th Avenue                        Plymouth, MN                     -        332,317       3,077,820         32,259
7800 Equitable Drive                    Eden Prairie, MN                 -      2,188,525       3,788,762            286
7905 Fuller Road                        Eden Prairie, MN                 -      1,229,862       4,075,167         15,211
26911-26957 Northwestern Highway        Southfield, MI                   -      7,799,515      66,268,817      4,465,604
1650 Research Drive                     Troy, MI                         -        763,067       7,201,677         55,753
1775 Research Drive                     Troy, MI                         -        331,422       2,788,073         39,623
1875 Research Drive                     Troy, MI                         -        329,863       2,774,006         39,601
1850 Research Drive                     Troy, MI                         -        781,054       7,364,300        114,580
1965 Research Drive                     Troy, MI                         -        419,090       3,578,928         40,911
1960 Research Drive                     Troy, MI                         -        419,146       3,579,166         46,843
27260 Haggerty Road                     Farmington Hills, MI             -        456,877       4,091,196         32,732
27200 Haggerty Road                     Farmington Hills, MI             -        382,754       3,425,227         36,627
27280 Haggerty Road                     Farmington Hills, MI             -        452,860       4,055,512         28,347
27220 Haggerty Road                     Farmington Hills, MI             -        203,064       1,802,592         18,135
27240 Haggerty Road                     Farmington Hills, MI             -        171,518       1,518,192         17,271
27300 Haggerty Road                     Farmington Hills, MI             -        370,378       3,311,366         74,634
1101 Allen Drive                        Troy, MI                         -         98,144         887,935         14,992
1151 Allen Drive                        Troy, MI                         -        164,483       1,486,220         14,798
1300 Rankin Street                      Troy, MI                         -        134,090       1,212,752         24,040
1350 Rankin Street                      Troy, MI                         -        111,776       1,011,497         21,743
1376-1400 Rankin Street                 Troy, MI                         -        134,292       1,213,626         65,236
1352-1374 Rankin Street                 Troy, MI                         -        153,275       1,385,098         27,412
1324-1346 Rankin Street                 Troy, MI                         -        134,090       1,212,214          9,081

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
1301-1307 Rankin Street                 Troy, MI                         -        111,776       1,011,121         15,664
1409 Allen Drive                        Troy, MI                         -        142,370       1,286,048         73,662
1304 E. Maple Road                      Troy, MI                         -        211,233       1,906,786        284,660
1334 Maplelawn Road                     Troy, MI                         -        124,296       1,122,802            824
1290 Maplelawn Road                     Troy, MI                         -         85,321         771,621         58,817
1070 Maplelawn Road                     Troy, MI                         -         68,560         620,595         40,673
950 Maplelawn Road                      Troy, MI                         -        252,429       2,265,259         24,248
894 Maplelawn Road                      Troy, MI                         -        181,749       1,632,243         17,270
1179 Maplelawn Road                     Troy, MI                         -         87,845         794,365         52,384
1940 Norwood Drive                      Troy, MI                         -         86,836         785,267          6,916
1311-1331 Maplelawn Road                Troy, MI                         -        125,407       1,132,810          6,991
2354 Bellingham Street                  Troy, MI                         -         87,340         789,817         12,654
2360 Bellingham Street                  Troy, MI                         -         87,340         789,817         10,864
1911 Ring Drive                         Troy, MI                         -         86,129         778,900         10,825
26442-26450 Haggerty Road               Farmington Hills, MI             -        237,687       2,143,478         14,134
26500 Haggerty Road                     Farmington Hills, MI             -        311,093       2,791,804         35,322
26650 Haggerty Road                     Farmington Hills, MI             -        173,166       1,562,704         12,574
26700 Haggerty Road                     Farmington Hills, MI             -        253,338       2,290,696          9,091
26750 Haggerty Road                     Farmington Hills, MI             -        292,717       2,638,688         26,851
26800 Haggerty Road                     Farmington Hills, MI             -        175,489       1,583,362         12,422
26842-26850 Haggerty Road               Farmington Hills, MI             -        239,606       2,160,470         13,974
50 West Big Bear Road                   Troy, MI                         -      2,159,678      19,481,454        143,132
100 West Big Bear Road                  Troy, MI                         -      2,113,006      19,057,355         67,593
245 Executive Drive                     Brookfield, WI                   -        577,067       5,197,903        118,305
8301 West Parkland Court                Milwaukee, WI                    -        358,442       3,233,707         10,954
4701 West Schroeder Road                Brown Deer, WI                   -        300,385       2,709,137         24,441
4555 West Schroeder Drive               Brown Deer, WI                   -        401,290       3,616,779        358,503
32991 Hamilton Court                    Farmington Hills, MI             -      1,065,392       3,627,675              -
7800 N. 113th Street                    Milwaukee, WI                    -      1,711,964       6,847,857         32,255
2475-2479 Elliot Avenue                 Troy, MI                         -        128,808         516,393            587
32661 Edward Avenue                     Madison Heights, MI              -        378,838       2,330,550          4,054
32701 Edward Avenue                     Madison Heights, MI              -        340,398       1,364,777          3,043
32751 Edward Avenue                     Madison Heights, MI              -        151,410         859,462         69,415
32853 Edward Avenue                     Madison Heights, MI              -        138,121         784,426         52,277
555 East Mandoline Avenue               Madison Heights, MI              -        140,862         799,993            924
599 East Mandoline Avenue               Madison Heights, MI              -        132,164         646,768         35,517
749 East Mandoline Avenue               Madison Heights, MI              -        144,658         708,054            915
750 East Mandoline Avenue               Madison Heights, MI              -        151,458         741,185            878
900 East Mandoline Avenue               Madison Heights, MI              -        157,729         771,872            915
949 East Mandoline Avenue               Madison Heights, MI              -        137,049         778,338            901
32390-32400 Howard Avenue               Madison Heights, MI              -        148,582         595,776            730
32090 John R. Road                      Madison Heights, MI              -         70,351         399,251          6,610
31601 Research Park Drive               Madison Heights, MI              -        331,179       1,879,812          4,119
31651 Research Park Drive               Madison Heights, MI              -        194,012       1,101,576          1,132
31700 Research Park Drive               Madison Heights, MI              -        373,202       1,824,721          3,575
31701 Research Park Drive               Madison Heights, MI              -        185,845       1,054,681         55,613
31751 Research Park Drive               Madison Heights, MI              -        194,063       1,300,574            979
31800 Research Park Drive               Madison Heights, MI              -        217,929       1,601,469          1,788
800 Tech Row                            Madison Heights, MI              -        444,977       2,984,811          6,322
900 Tech Row                            Madison Heights, MI              -        155,606         883,725          1,021
1000 Tech Row                           Madison Heights, MI              -        357,897       2,628,029          1,857
31771 Sherman Avenue                    Madison Heights, MI              -        150,944         645,040            781
31791 Sherman Avenue                    Madison Heights, MI              -        105,606         649,891            614
31811 Sherman Avenue                    Madison Heights, MI              -        207,599       1,179,010          1,363
31831 Sherman Avenue                    Madison Heights, MI              -        158,483         900,064          1,039
31900 Sherman Avenue                    Madison Heights, MI              -        269,293       1,804,498          1,224
800 East Whitcomb Avenue                Madison Heights, MI              -        151,704       1,294,687            878
950 East Whitcomb Avenue                Madison Heights, MI              -        113,630       2,162,302          2,351
1000 East Whitcomb Avenue               Madison Heights, MI              -        113,512       1,023,613         37,918
1100 East Whitcomb Avenue               Madison Heights, MI              -        135,152         832,031            952
1201 East Whitcomb Avenue               Madison Heights, MI              -        302,567       1,213,232          2,687
1210 East Whitcomb Avenue               Madison Heights, MI              -        121,298         329,051            540
1260 Kempar Avenue                      Madison Heights, MI              -         78,720         385,223          2,473
1280 Kempar Avenue                      Madison Heights, MI              -        142,305         536,474          4,431
1001 East Lincoln Avenue                Madison Heights, MI              -        479,874       2,050,674          4,550
1201 East Lincoln Avenue                Madison Heights, MI              -        710,614       2,139,273          3,677
22515 Heslip Drive                      Madison Heights, MI              -        144,477         338,277            573
8400 Lakeview Parkway                   Pleasant Prairie, WI             -        892,146       4,032,027             93
8401 Lakeview Parkway                   Pleasant Prairie, WI             -        649,631       3,462,362             81
9801 80th Avenue                        Pleasant Prairie, WI             -      1,692,077       7,947,278              -
50 Gibson Drive                         West Malling, UK                 -              -               -      3,717,031
25 Kings Hill Avenue                    West Malling, UK         5,808,250      1,105,380               -      8,134,990
2 Kings Hill Avenue                     West Malling, UK                 -        785,565               -      5,452,826
50 Kings Hill Avenue                    West Malling, UK                 -      1,215,608               -     12,704,406
10 Kings Hill Avenue                    West Malling, UK                 -        983,547               -      6,444,987
                                                              ------------   ------------  -------------- --------------
Subtotal Operating Properties                                 $408,150,780   $358,513,838  $1,514,674,421 $  871,936,713
                                                              ============   ============  ============== ==============

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
DEVELOPMENT IN PROGRESS
45 Liberty Boulevard                    Malvern, PA           $          -   $  4,380,221  $            - $    7,598,428
3 Franklin Plaza                        Philadelphia, PA                 -      2,483,144               -     15,725,040
2500 Renaissance Boulevard              King of Prussia, PA              -        509,580               -      2,223,822
2300 Renaissance Boulevard              King of Prussia, PA              -        509,580               -      1,480,204
2100 Renaissance Boulevard              King of Prussia, PA              -      1,110,111               -      4,245,745
4 Walnut Grove                          Horsham, PA                      -      2,515,115               -      7,678,725
PNC Bank - Phase II Construction        Philadelphia, PA                 -              0               -      4,728,357
600 Chesterfield Parkway                Malvern, PA                      -      2,013,750               -      3,577,910
700 Chesterfield Parkway                Malvern, PA                      -      2,013,750               -      2,953,064
2520 Renaissance Boulevard              King of Prussia, PA              -      1,020,000               -        174,503
201 Berkeley Drive                      Bridgeport, NJ                   -        270,880               -      3,910,471
300 Commodore Drive                     Bridgeport, NJ                   -        417,695               -      5,071,799
1020 Briggs Road Land                   Mt. Laurel, NJ                   -        494,334               -        711,586
800 Arlington Boulevard                 Logan, NJ                        -      1,687,500               -        596,860
1525 Valley Center Parkway              Allentown, PA                    -        475,686               -      5,622,852
Lehigh Valley West Land - Lot 4         Upper Macungie, PA               -      4,019,258               -      2,756,541
5500 Cox Road                           Glen Allen, VA                   -        443,485               -      2,126,243
701 Liberty Way                         Richmond, VA                     -        171,711               -      4,348,619
5305 Valley Park Drive                  Roanoke, VA                      -        266,948               -      1,635,361
530 Eastpark Court                      Richmond, VA                     -        266,883               -      2,365,724
801 Liberty Way                         Richmond, VA                     -        780,000               -      4,730,570
6532 Judge Adams Road                   Whitsett, NC                     -        305,821               -      3,634,907
4194 Mendenhall Oaks Parkway            High Point, NC                   -        102,372               -      2,110,706
4196 Mendenhall Oaks Parkway            High Point, NC                   -         66,731               -      1,613,085
4170 Mendenhall Oaks Parkway            High Point, NC                   -        143,699               -      1,702,981
4180 Mendenhall Oaks Parkway            High Point, NC                   -        121,329               -      1,598,881
3955 Faber Place                        Charleston, SC                   -        381,887               -      2,024,369
7014 AC Skinner Parkway                 Jacksonville, FL                 -        574,198               -      2,346,101
9550 Satellite Boulevard                Orlando, FL                      -        574,831               -      1,991,248
Butler Plaza                            Jacksonville, FL                 -      1,299,201               -      2,318,280
7802-50 Woodland Center Boulevard       Tampa, FL                        -        357,364               -      2,291,538
7852-98 Woodland Center Boulevard       Tampa, FL                        -        357,364               -      2,318,800
7725 Woodland Center Boulevard          Tampa, FL                        -        553,335               -      2,097,015
8001 Woodland Center Boulevard          Tampa, FL                        -        350,406               -      1,004,824
4630 Woodland Corporate Boulevard       Tampa, FL                        -        943,169               -        749,925
Silo Bend 12                            Tampa, FL                        -        654,259               -        462,544
Huntington Square Land                  Miramar, FL                      -      2,960,511               -      9,176,081
10400 Southwest Crossing                Eden Prairie, MN                 -      2,912,391               -     18,373,466
9023 Columbine Road                     Eden Prairie, MN                 -      1,956,273               -        920,540
West Tech Park Land (Lot B)             Farmington Hills, MI             -        455,846               -        952,812
West Tech Park Land (Lot C)             Farmington Hills, MI             -        368,083               -      1,035,182
30 Tower View                           West Malling, UK                 -      1,657,321               -      9,317,334
35 Kings Hill Avenue                    West Malling, UK                 -        812,193               -      2,798,320
39 Kings Hill Avenue                    West Malling, UK                 -        494,508               -      2,886,006
18 Kings Hill Avenue                    West Malling, UK                 -        829,785               -      4,493,008
                                                              ------------   ------------  -------------- --------------
Subtotal Development in Progress                              $          -   $ 45,082,508  $            - $  162,480,377
                                                              ============   ============  ============== ==============

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land             Lansdale, PA          $          -   $          -  $            - $      260,415
Three Country View Road                 Malvern, PA                      -       (178,752)              -        184,929
550 Lapp Road                           Malvern, PA                      -       (159,445)              -        162,020
Cedar Hollow Road Land                  Malvern, PA                      -       (157,681)              -        157,681
Walnut Grove Land                       Horsham, PA                      -      1,065,951               -        523,497
35 Liberty Boulevard Land               Malvern, PA                      -              -               -              -
Great Valley Land                       Malvern, PA                      -        658,754               -        931,225
10 Matthews Rd South Land               Malvern, PA                      -        578,804               -         30,191
Renaissance Park Land                   King of Prussia, PA      3,548,488      3,805,664               -        783,621
Swedes Run Business Park Land           Delran, NJ                       -      1,057,204               -        558,201
Marlton Crossing Land                   Marlton, NJ                      -         69,402               -        239,260
Commodore Business Park                 Logan Township, NJ               -      2,903,914               -        460,285
Boulden Land                            New Castle, DE                   -              -               -          1,560
Marlton Executive Park Land             Marlton, NJ                      -        550,664               -        215,198
1015 Briggs Road Land                   Mt. Laurel, NJ                   -        356,987               -         65,900
Lehigh Valley Corporate Center Land     Bethlehem, PA                    -     (2,926,976)              -      4,347,527
Lehigh Valley West Lots 13,14,15        Allentown, PA                    -              -               -         30,900
LVCC Phase 2 Land                       Bethlehem, PA            1,525,000      1,959,495               -      1,183,936
LV West Land - Lot 5A                   Upper Macungie, PA               -        519,208               -         35,281
Park at Valleypointe Land               Roanoke, VA                      -        238,545               -        406,297
Fairgrounds Distribution Center Land    Richmond, VA                     -        100,000               -         30,304
Rivers' Bend Land                       Richmond, VA                     -      1,172,108               -      7,677,781
Oakleys Center Land                     Richmond, VA                     -              -               -              -
Woodlands Center Land                   Richmond, VA                     -        734,787               -        311,819
501 Liberty Way                         Richmond, VA                     -        441,188               -        208,819
601 HP Way                              Richmond, VA                     -        171,024               -        460,882
6000-98 Eastport Boulevard              Richmond, VA                     -        787,091               -         85,812
Eastport VIII                           Richmond, VA                     -        379,836               -          2,862
Eastport IX                             Richmond, VA                     -        209,856               -          1,771
Brill 2 Land                            Richmond, VA                     -      1,432,462               -        293,528
Westmoreland Land                       Virginia Beach, VA               -        758,403               -         31,279
Westmoreland III Land                   Virginia Beach, VA               -        645,966               -         28,933
Mendenhall Land                         High Point, NC                   -      2,528,914               -      2,146,962
Independence Pointe Land                Greenville, SC                   -      1,304,084               -         14,855
Executive Park at Faber Place Land      Charleston, SC                   -            452               -         40,320
Northpoint Industrial Park Land         Columbia, SC                     -              -               -         72,284
Overlook Business Center Land           Columbia, SC                     -              -               -              -
Ridgeview Center Land                   Greenville, SC                   -              -               -              -
Southchase Business Park Land           Greenville, SC                   -              -               -         77,082
Woodfield Land                          Greenville, SC                   -          1,719               -         68,958
Southpoint Business Park Land           Jacksonville, FL                 -        349,339               -         88,772
Liberty Business Park Land              Jacksonville, FL                 -       (313,180)              -      1,336,260
7024 AC Skinner Parkway                 Jacksonville, FL                 -        539,554               -        146,494
Silo Bend Land (LPDC)                   Tampa, FL                        -      4,104,030               -        299,559
Exchange Place Land                     Orlando, FL                      -        193,406               -          8,711
Belfort Road                            Jacksonville, FL                 -        375,740               -         73,042
Butler Plaza Land                       Jacksonville, FL                 -      2,602,994               -        195,872
Central Green Land                      Houston, TX                      -      1,394,592               -         10,084
Salisbury Road Land                     Jacksonville, FL                 -      1,605,907               -         30,437
Airport West                            Tampa, FL                        -              -               -            481
Woodland Corporate Center Land          Tampa, FL                        -         21,832               -        207,195
Pompano Business Park Land - Parcel 2   Boca Raton, FL                   -        407,328               -              -
Pompano Business Park Land - Parcel 3   Boca Raton, FL                   -        509,233               -              -
Boca Colannade Land - Yamato Road       Boca Raton, FL                   -      4,055,325               -        183,210
Klodt Land                              Eden Prairie, MN                 -      5,694,963               -        434,065
Flying Cloud Land                       Eden Prairie, MN                 -      6,347,575               -        390,574
Romulus Land                            Romulus, MI                      -        909,282               -         40,340
4 ABW                                   West Malling, UK                 -              -               -         68,982
                                                              ------------   ------------  -------------- --------------
Subtotal Land Held for Development                            $  5,073,488   $ 49,807,545  $            0 $   25,646,257
                                                              ============   ============  ============== ==============

TOTAL ALL PROPERTIES                                          $413,224,268    453,403,891   1,514,674,421 $1,060,063,346
                                                              ============   ============  ============== ==============

**      Rouse leases land from Kent County Council

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA             $      645,318   $    5,020,598   $    5,665,916
420 Lapp Road                             Malvern, PA                  1,049,243        6,289,585        7,338,828
747 Dresher Road                          Horsham, PA                  1,611,977        3,943,429        5,555,406
45-67 Great Valley Parkway                Malvern, PA                    795,831        2,930,154        3,725,985
1180 Church Road                          Lansdale, PA                 2,391,036       15,612,294       18,003,330
40 Valley Stream Parkway                  Malvern, PA                    323,792        2,208,115        2,531,907
50 Valley Stream Parkway                  Malvern, PA                    371,068        2,337,088        2,708,156
20 Valley Stream Parkway                  Malvern, PA                    466,413        5,052,259        5,518,672
800 Town Center Drive                     Langhorne, PA                1,619,288        8,987,586       10,606,875
9, 15 Great Valley Parkway                Malvern, PA                  1,837,878       15,155,884       16,993,762
257-275 Great Valley Parkway              Malvern, PA                    505,458        4,424,034        4,929,492
300 Technology Drive                      Malvern, PA                    374,497        1,294,125        1,668,622
277-293 Great Valley Parkway              Malvern, PA                    531,534        1,913,842        2,445,376
311 Technology Drive                      Malvern, PA                    348,099        2,285,875        2,633,974
325 Technology Drive                      Malvern, PA                    385,693        1,841,992        2,227,685
7 Great Valley Parkway                    Malvern, PA                    177,317        4,266,401        4,443,718
55 Valley Stream Parkway                  Malvern, PA                    215,818        3,304,100        3,519,918
65 Valley Stream Parkway                  Malvern, PA                    382,361        4,727,790        5,110,151
508 Lapp Road                             Malvern, PA                    263,116        1,798,410        2,061,526
10 Valley Stream Parkway                  Malvern, PA                    465,135        2,708,000        3,173,135
333 Phoenixville Pike                     Malvern, PA                    524,229        3,083,246        3,607,475
30 Great Valley Parkway                   Malvern, PA                    128,783          354,908          483,691
75 Great Valley Parkway                   Malvern, PA                    143,811          418,152          561,963
27-43 Great Valley Parkway                Malvern, PA                    449,447        2,115,645        2,565,092
77-123 Great Valley Parkway               Malvern, PA                    888,359        4,581,383        5,469,742
260 Great Valley Parkway                  Malvern, PA                    212,768          840,159        1,052,927
256 Great Valley Parkway                  Malvern, PA                    161,949        1,887,910        2,049,859
205 Great Valley Parkway                  Malvern, PA                  1,369,003        9,598,853       10,967,856
12,14,16 Great Valley Parkway             Malvern, PA                    131,517        1,201,212        1,332,729
155 Great Valley Parkway                  Malvern, PA                    626,068        2,257,560        2,883,628
333 Technology Drive                      Malvern, PA                     90,952        2,377,145        2,468,097
510 Lapp Road                             Malvern, PA                    325,415          897,495        1,222,910
181 Wheeler Court                         Langhorne, PA                  263,490        2,089,697        2,353,187
1100 Wheeler Way                          Langhorne, PA                  151,500        1,189,217        1,340,717
60 Morehall Road                          Malvern, PA                    884,974       13,989,653       14,874,627
905 Airport Road                          West Chester, PA             1,735,012        5,369,518        7,104,530
16 Cabot Boulevard                        Langhorne, PA                  649,743        5,925,232        6,574,975
1 Country View Road                       Malvern, PA                    406,421        4,046,917        4,453,338
2151 Cabot Boulevard                      Langhorne, PA                  389,990        3,714,510        4,104,500
170 South Warner Road                     King of Prussia, PA            555,911        5,213,641        5,769,552
190 South Warner Road                     King of Prussia, PA            560,373        4,333,359        4,893,732
507 Prudential Road                       Horsham, PA                    652,919        6,028,949        6,681,868
100 Witmer Road                           Horsham, PA                  3,133,783        9,654,658       12,788,441
3100 Horizon Drive                        King of Prussia, PA            611,435        1,997,769        2,609,205
3300 Horizon Drive                        King of Prussia, PA            687,878        3,143,819        3,831,697
3500 Horizon Drive                        King of Prussia, PA          1,223,875        2,512,100        3,735,976
200 Chester Field Parkway                 Malvern, PA                    495,893        2,862,279        3,358,172
767 Electronic Drive                      Horsham, PA                  1,241,970        2,926,553        4,168,523
132 Welsh Road                            Horsham, PA                  1,408,042        3,782,765        5,190,807
5 Country View Road                       Malvern, PA                    786,235        4,812,177        5,598,412
3200 Horizon Drive                        King of Prussia, PA          1,210,136        4,009,811        5,219,947
3000 Horizon Drive                        King of Prussia, PA            946,703        2,097,809        3,044,511
111-195 Witmer Road                       Horsham, PA                    407,205        3,244,924        3,652,128
300 Welsh Road                            Horsham, PA                    180,459        1,506,101        1,686,559
400 Welsh Road                            Horsham, PA                    282,493        3,251,028        3,533,521
8801 Tinicum Boulevard                    Philadelphia, PA               124,062       26,559,254       26,683,316
440 East Swedesford Road                  King of Prussia, PA            717,001        6,270,057        6,987,058
460 East Swedesford Road                  King of Prussia, PA            705,317        5,118,131        5,823,447
50 Morehall Road                          Malvern, PA                  1,337,076       12,559,217       13,896,293
2 Walnut Grove Drive                      Horsham, PA                  1,265,363        8,554,421        9,819,784
200 Gibraltar Road                        Horsham, PA                    638,513        5,913,832        6,552,345
220 Gibraltar Road                        Horsham, PA                    629,944        5,751,974        6,381,918
240 Gibraltar Road                        Horsham, PA                    629,944        5,752,023        6,381,967
151 S. Warner Road                        King of Prussia, PA          1,218,086        7,051,869        8,269,955
1 Walnut Grove Drive                      Horsham, PA                  1,058,901        6,200,558        7,259,459
3604 Horizon Drive                        King of Prussia, PA            350,873        1,622,699        1,973,572
3606 Horizon Drive                        King of Prussia, PA            815,855        1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA            952,911       15,098,429       16,051,340
680 Swedesford Road                       King of Prussia, PA            952,361       13,088,704       14,041,065
761 Fifth Avenue                          King of Prussia, PA            256,463        2,283,121        2,539,584
771 Fifth Avenue                          King of Prussia, PA            152,456        1,434,287        1,586,743
1 Great Valley Parkway                    Malvern, PA                    419,460        3,971,229        4,390,689
5 Great Valley Parkway                    Malvern, PA                    684,200        6,420,736        7,104,936
311 Sinclair Road                         Bristol, PA                    277,901        1,588,453        1,866,354
100 Cedar Hollow Road                     Malvern, PA                  1,646,985       15,774,424       17,421,408
3 Country View Road                       Malvern, PA                  1,128,880        4,458,972        5,587,853
425 Technology Drive                      Malvern, PA                    321,473        1,705,940        2,027,413
375 Technology Drive                      Malvern, PA                    234,922        1,754,063        1,988,985
100 Chesterfield Parkway                  Malvern, PA                  1,349,954        6,502,270        7,852,224
181-187 Gibraltar Road                    Horsham, PA                    360,549        3,690,467        4,051,016
104 Rock Road                             Horsham, PA                    330,111        3,003,681        3,333,792
123-135 Rock Road                         Horsham, PA                    292,360        2,438,931        2,731,291
111-159 Gibraltar Road                    Horsham, PA                    489,032        4,156,675        4,645,707
161-175 Gibraltar Road                    Horsham, PA                    294,673        3,094,979        3,389,652
125-137 Gibraltar Road                    Horsham, PA                    270,906        2,712,000        2,982,906
261-283 Gibraltar Road                    Horsham, PA                    464,871        3,990,308        4,455,179
210-223 Witmer Road                       Horsham, PA                    270,282        3,808,010        4,078,292

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
231-237 Gibraltar Road                    Horsham, PA                    436,952        4,215,833        4,652,785
100 Gibraltar Road                        Horsham, PA                     38,729          358,432          397,161
101 Gibraltar Road                        Horsham, PA                    731,990        5,943,778        6,675,768
506 Prudential Road                       Horsham, PA                    208,140        1,512,635        1,720,775
113-123 Rock Road                         Horsham, PA                    351,072        3,192,293        3,543,365
101-111 Rock Road                         Horsham, PA                    350,561        3,188,255        3,538,816
120 Gibraltar Road                        Horsham, PA                    558,142        4,908,332        5,466,474
110 Gibraltar Road                        Horsham, PA                    673,041        5,829,389        6,502,430
100-107 Lakeside Drive                    Horsham, PA                    255,528        2,339,018        2,594,546
200-264 Lakeside Drive                    Horsham, PA                    502,705        4,942,987        5,445,692
300-309 Lakeside Drive                    Horsham, PA                    376,475        3,457,234        3,833,709
400-445 Lakeside Drive                    Horsham, PA                    583,628        5,954,284        6,537,912
104 Witmer Road                           Horsham, PA                    124,565        1,559,986        1,684,551
201 Gibraltar Road                        Horsham, PA                    380,127        3,981,412        4,361,539
3600 Horizon Drive                        King of Prussia, PA            236,432        1,879,447        2,115,879
3602 Horizon Drive                        King of Prussia, PA            217,734        1,855,326        2,073,060
400-500 Brandywine Parkway                West Chester, PA               845,846        7,128,128        7,973,974
600 Brandywine Parkway                    West Chester, PA               664,899        5,518,747        6,183,646
2700 Horizon Drive                        King of Prussia, PA            867,666        3,458,128        4,325,794
2900 Horizon Drive                        King of Prussia, PA            773,946        3,352,074        4,126,020
719 Dresher Road                          Horsham, PA                    495,112        2,873,978        3,369,091
2250 Hickory Road                         Plymouth Meeting, PA         1,015,851        9,343,751       10,359,602
3400 Horizon Drive                        King of Prussia, PA            776,496        3,236,337        4,012,833
One Ridgewood Place                       Downingtown, PA                422,460        2,341,399        2,763,859
300 Welsh Road                            Horsham, PA                    696,061        3,340,643        4,036,704
6 Terry Drive                             Newtown, PA                    622,029        2,229,572        2,851,601
14 Lee Boulevard                          Malvern, PA                    665,053        6,316,131        6,981,184
500 Chester Field Parkway                 Malvern, PA                    473,139        2,876,167        3,349,306
300-400 Chester Field Parkway             Malvern, PA                    931,212        4,494,377        5,425,589
1805 Underwood Boulevard                  Delran, NJ                     196,901          622,144          819,045
150 Mid-Atlantic Parkway                  West Deptford, NJ               88,153          508,052          596,205
18 Boulden Circle                         New Castle, DE                 198,062        3,906,748        4,104,810
501 Delran Parkway                        Delran, NJ                     184,162        2,931,056        3,115,218
600 Delran Parkway                        Delran, NJ                     372,719        5,941,662        6,314,381
1607 Imperial Way                         West Deptford, NJ              288,280        2,970,495        3,258,775
1 Boulden Circle                          New Castle, DE                  93,309        1,337,838        1,431,147
31-55 Read's Way                          New Castle, DE                 972,159        5,535,641        6,507,800
3 Boulden Circle                          New Castle, DE                 126,701        2,126,041        2,252,742
5 Boulden Circle                          New Castle, DE                 232,274        3,501,869        3,734,143
601 Delran Parkway                        Delran, NJ                     193,336        1,637,643        1,830,979
51 Haddonfield Road                       Cherry Hill, NJ                248,326        9,359,759        9,608,085
57 Read's Way                             New Castle, DE                 352,736        2,758,177        3,110,913
1370 Imperial Way                         West Deptford, NJ              298,010        4,415,928        4,713,938
8 Stow Road                               Marlton, NJ                    172,945        1,797,730        1,970,675
10 Stow Road                              Marlton, NJ                    147,318        1,520,368        1,667,686
12 Stow Road                              Marlton, NJ                    103,618        1,184,226        1,287,844
14 Stow Road                              Marlton, NJ                     93,418        1,055,417        1,148,835
1300 Metropolitan Avenue                  West Deptford, NJ              221,218        2,016,048        2,237,266
701A Route 73 South                       Marlton, NJ                    271,743        5,535,318        5,807,061
701C Route 73 South                       Marlton, NJ                     96,161        1,564,153        1,660,314
1008 Astoria Boulevard                    Cherry Hill, NJ                 32,698          847,897          880,595
1475 Imperial Way                         West Deptford, NJ               58,606        1,030,902        1,089,508
3000 Atrium Way                           Mt. Laurel, NJ                 512,018        7,539,531        8,051,549
750 Cardinal Drive                        Bridgeport, NJ                 236,190        2,610,506        2,846,696
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ                 456,465        4,901,099        5,357,564
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 362,855        3,430,028        3,792,883
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 290,545        2,843,430        3,133,975
406 Lippincott Drive                      Marlton, NJ                    327,554        2,319,880        2,647,434
234 High Hill Road                        Bridgeport, NJ                 250,445        1,812,039        2,062,484
231 Lake Drive                            New Castle, DE                 623,043        4,023,065        4,646,108
100 Arlington Boulevard                   Bridgeport, NJ                 374,836        4,245,021        4,619,857
100 Berkeley Drive                        Swedesboro, NJ                 401,254        2,131,662        2,532,916
301 Lippincott Drive                      Marlton, NJ                  1,069,837        5,185,695        6,255,532
303 Lippincott Drive                      Marlton, NJ                  1,069,837        5,150,391        6,220,228
510-512 Sharptown Road                    Bridgeport, NJ                 125,410        1,107,485        1,232,895
901 Route 73                              Marlton, NJ                    334,411        2,826,977        3,161,389
Four Greentree Center                     Marlton, NJ                    450,558        3,668,483        4,119,041
512 Sharptown Road                        Bridgeport, NJ                 180,468        1,592,810        1,773,278
15 Boulden Circle                         New Castle, DE                 833,364        4,913,444        5,746,808
404 Lippincott Drive                      Marlton, NJ                    131,896        1,672,248        1,804,144
263 Quigley Boulevard                     New Castle, DE                 171,167        1,411,759        1,582,926
34 Blevins Drive                          New Castle, DE                 196,396        1,543,931        1,740,327
104 Gaither Drive                         Mt. Laurel, NJ                 136,446        1,369,093        1,505,539
2 Lukens Drive                            New Castle, DE                 169,118        1,390,346        1,559,464
402 Lippincott Drive                      Marlton, NJ                    131,896        1,629,153        1,761,049
3000 Lincoln Drive                        Mt. Laurel, NJ                 284,052        3,586,667        3,870,719
6000 Commerce Parkway                     Mt. Laurel, NJ                 234,151        2,154,654        2,388,805
7000 Commerce Parkway                     Mt. Laurel, NJ                 260,014        2,306,930        2,566,944
8000 Commerce Parkway                     Mt. Laurel, NJ                 234,814        2,061,442        2,296,256
9000 Commerce Parkway                     Mt. Laurel, NJ                 286,587        2,529,316        2,815,903
1000 Briggs Road                          Mt. Laurel, NJ                 288,577        2,780,677        3,069,254
1025 Briggs Road                          Mt. Laurel, NJ                 430,990        3,731,252        4,162,242
9 Stow Road                               Marlton, NJ                    654,728        1,920,725        2,575,453
2000 Crawford Place                       Mt. Laurel, NJ                 310,831        3,507,760        3,818,591
1351 Metropolitan Avenue                  Pureland, NJ                   189,465        1,755,427        1,944,892
650 Grove Road                            Pureland, NJ                   267,214        2,562,243        2,829,457
400 Grove Road                            Pureland, NJ                   145,009        1,378,818        1,523,827
5000 Dearborn Court                       Mt. Laurel, NJ               1,057,763        4,222,775        5,280,538
515 Heron Drive                           Bridgeport, NJ                 334,017        2,375,580        2,709,597
500 Sharptown Road                        Pureland, NJ                   302,858        2,673,774        2,976,632

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
625 Heron Drive                           Bridgeport, NJ                 180,226          913,440        1,093,666
605 Heron Drive                           Bridgeport, NJ                 265,381        1,051,394        1,316,775
510 Heron Drive                           Bridgeport, NJ                 790,335        7,977,296        8,767,631
522 Pedricktown Road                      Bridgeport, NJ                 176,309        1,376,708        1,553,017
530 Pedricktown Road                      Bridgeport, NJ                 350,813        1,931,324        2,282,138
540 Pedricktown Road                      Bridgeport, NJ                 531,280        4,553,548        5,084,828
230 High Hill Road                        Bridgeport, NJ               1,418,000        8,866,156       10,284,156
3 Mallard Court                           Bridgeport, NJ                 417,893        2,452,530        2,870,422
730 Cardinal Drive                        Bridgeport, NJ                 576,598        1,817,480        2,394,078
405 Heron Drive                           Bridgeport, NJ               2,167,471       19,246,081       21,413,552
100 Eagle Road                            Bridgeport, NJ                 256,491        1,452,245        1,708,736
250 High Hill Road                        Bridgeport, NJ                 246,478        2,440,375        2,686,853
508 Center Square Road                    Bridgeport, NJ                 453,341        3,459,188        3,912,528
602 Heron Drive                           Bridgeport, NJ                 524,728        2,245,012        2,769,740
300 Eagle Court                           Bridgeport, NJ               1,135,989        1,879,429        3,015,418
500 Center Square Road                    Bridgeport, NJ               1,338,839        6,199,301        7,538,139
1001 Briggs Road                          Marlton, NJ                    701,705        3,719,913        4,421,618
1960 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,314,227        1,635,926
1970 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,309,960        1,631,659
10000 & 11000 Route 73                    Marlton, NJ                    715,705        2,661,469        3,377,174
1655 Valley Center Parkway                Bethlehem, PA                  215,095        1,866,465        2,081,560
6560 Stonegate Drive                      Allentown, PA                  437,122        2,332,118        2,769,240
6370 Hedgewood Drive                      Allentown, PA                  515,707        3,021,875        3,537,582
6390 Hedgewood Drive                      Allentown, PA                  670,819        2,537,540        3,208,359
1495 Valley Center Parkway                Bethlehem, PA                  258,014        3,762,641        4,020,655
6350 Hedgewood Drive                      Allentown, PA                  370,318        3,233,153        3,603,471
6330 Hedgewood Drive                      Allentown, PA                  499,720        4,262,061        4,761,781
1550 Valley Center Parkway                Bethlehem, PA                  188,320        3,171,216        3,359,536
1560 Valley Center Parkway                Bethlehem, PA                  229,301        3,888,876        4,118,177
6580 Snowdrift Road                       Allentown, PA                  367,377        2,478,942        2,846,319
1510 Valley Center Parkway                Bethlehem, PA                  312,873        3,302,687        3,615,560
1530 Valley Center Parkway                Bethlehem, PA                  212,491        2,572,205        2,784,696
6540 Stonegate Drive                      Allentown, PA                  422,730        3,597,076        4,019,806
974 Marcon Boulevard                      Allentown, PA                  144,248        2,127,691        2,271,939
964 Marcon Street                         Allentown, PA                  139,480        1,491,395        1,630,875
764 Roble Road                            Allentown, PA                  141,746          793,490          935,236
3174 Airport Road                         Allentown, PA                   98,986        1,105,398        1,204,384
2196 Avenue C                             Allentown, PA                  107,307        1,195,585        1,302,892
2202 Hanger Place                         Allentown, PA                  138,127        1,290,822        1,428,949
2201 Hanger Place                         Allentown, PA                  129,142        1,407,561        1,536,703
954 Marcon Boulevard                      Allentown, PA                  104,452        1,159,848        1,264,300
57 South Commerce Way                     Allentown, PA                  395,459        2,959,489        3,354,948
754 Roble Road                            Allentown, PA                  163,735        1,819,107        1,982,842
894 Marcon Boulevard                      Allentown, PA                  118,304        1,076,272        1,194,576
744 Roble Road                            Allentown, PA                  161,371        1,876,577        2,037,948
944 Marcon Boulevard                      Allentown, PA                  119,711        1,589,180        1,708,891
1685 Valley Center Parkway                Allentown, PA                  198,482        2,096,656        2,295,138
6520 Stonegate Drive                      Allentown, PA                  948,395        1,330,049        2,278,444
7437 Industrial Boulevard                 Allentown, PA                  726,651        6,423,415        7,150,066
2041 Avenue C                             Allentown, PA                  213,879        1,166,830        1,380,709
2124 Avenue C                             Allentown, PA                  289,529        1,093,852        1,383,381
7339 Industrial Boulevard                 Allentown, PA                1,197,448        5,637,547        6,834,995
7384 Penn Drive                           Allentown, PA                  652,118        2,699,588        3,351,706
7144 Daniels Drive                        Allentown, PA                1,579,169        6,578,363        8,157,532
7620 Cetronia Road                        Allentown, PA                1,093,724        4,023,482        5,117,206
939 Marcon Boulevard                      Allentown, PA                2,220,548        5,258,261        7,478,809
100 Brodhead Road                         Allentown, PA                  429,456        3,099,891        3,529,347
1455 Valley Center Parkway                Bethlehem, PA                  545,173        3,760,041        4,305,214
1640 Valley Center Parkway                Bethlehem, PA                  190,728        2,580,591        2,771,319
1650 Valley Center Parkway                Allentown, PA                  188,896        2,390,469        2,579,365
1660 Valley Center Parkway                Bethlehem, PA                  188,721        2,230,021        2,418,742
400 Nestle Way                            Allentown, PA                8,184,096       26,296,091       34,480,187
83 South Commerce Way                     Bethlehem, PA                  212,744        1,017,143        1,229,887
85 South Commerce Way                     Bethlehem, PA                  237,078        1,068,965        1,306,043
87 South Commerce Way                     Bethlehem, PA                  253,886        1,138,811        1,392,696
89 South Commerce Way                     Bethlehem, PA                  368,019        1,881,150        2,249,169
7339 Industrial Boulevard                 Allentown, PA                2,670,673       13,988,804       16,659,477
95 Highland Avenue                        Bethlehem, PA                  430,593        3,482,516        3,913,109
236 Brodhead Road                         Bethlehem, PA                  376,962        4,697,544        5,074,506
6620 Grant Way                            Allentown, PA                  430,824        1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                4,174,970       16,139,519       20,314,489
7562 Penn Drive                           Allentown, PA                  269,614          922,920        1,192,534
7277 Williams Avenue                      Allentown, PA                  463,124        1,562,858        2,025,981
7355 Williams Avenue                      Allentown, PA                  489,749        1,769,932        2,259,682
794 Roble Boulevard                       Allentown, PA                1,147,541        6,144,447        7,291,988
6923 Schantz Spring Road                  Allentown, PA                1,127,805        3,347,397        4,475,202
2600 Beltline Avenue                      Reading, PA                    558,903        2,247,326        2,806,229
7132 Daniels Drive                        Allentown, PA                1,696,470        7,126,040        8,822,510
3985 Adler Place                          Bethlehem, PA                  705,367        4,062,547        4,767,914
12000,001,040 Indian Creek Court          Beltsville, MD               2,665,835       10,583,308       13,249,143
8280 Patuxent Range Drive                 Columbia, MD                   181,601        1,297,559        1,479,160
7178-80 Columbia Gateway                  Columbia, MD                 1,571,105        5,188,568        6,759,673
8730 Bollman Place                        Columbia, MD                   626,269        4,652,665        5,278,934
9770 Patuxent Woods Drive                 Columbia, MD                   341,663        3,043,617        3,385,280
9780 Patuxent Woods Drive                 Columbia, MD                   218,542        1,947,234        2,165,775
9790 Patuxent Woods Drive                 Columbia, MD                   243,791        2,175,748        2,419,539
9810 Patuxent Woods Drive                 Columbia, MD                   266,684        2,374,941        2,641,625
9800 Patuxent Woods Drive                 Columbia, MD                   299,099        2,662,092        2,961,191
9820 Patuxent Woods Drive                 Columbia, MD                   237,779        2,119,587        2,357,366
9830 Patuxent Woods Drive                 Columbia, MD                   296,262        2,642,407        2,938,669

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
9050 Red Branch Road                      Columbia, MD                   290,950        2,584,575        2,875,525
4606 Richlynn Drive                       Belcamp, MD                    299,600        1,828,689        2,128,289
8945-8975 Guilford                        Columbia, MD                 2,427,065        7,506,413        9,933,478
7317 Parkway Drive                        Hanover, MD                  1,104,359        1,959,967        3,064,327
180,190 Cochrane Drive                    Annapolis, MD                3,752,293       16,052,461       19,804,754
9101,9111,9115 Guilford Road              Columbia, MD                   765,953        3,324,727        4,090,680
9125,9135,9145 Guilford Road              Columbia, MD                   920,439        5,766,475        6,686,914
10 South Third Street                     Richmond, VA                    27,970          173,381          201,351
1751 Bluehills Drive                      Roanoke, VA                  1,063,728        8,602,628        9,666,356
4300 Carolina Avenue                      Richmond, VA                 2,009,136       15,337,786       17,346,923
301 Hill Carter Parkway                   Richmond, VA                   659,456        4,899,214        5,558,670
4001 Carolina Avenue                      Richmond, VA                    29,443          248,597          278,040
5600-5626 Eastport Boulevard              Richmond, VA                   489,941        3,775,241        4,265,182
5650-5674 Eastport Boulevard              Richmond, VA                   644,384        4,161,431        4,805,815
5700 Eastport Boulevard                   Richmond, VA                   408,729        2,740,967        3,149,696
11020 Hull Street Road                    Richmond, VA                   139,887          646,199          786,086
3432 Holland Road                         Virginia Beach, VA             173,527          801,603          975,130
4880 Cox Road                             Richmond, VA                   743,898        5,664,973        6,408,871
5162 Valleypointe Parkway                 Roanoke, VA                    551,483        2,647,549        3,199,032
4101- 4127 Carolina Avenue                Richmond, VA                   310,854        2,336,735        2,647,589
4201-4261 Carolina Avenue                 Richmond, VA                   693,203        5,263,166        5,956,369
4263-4299 Carolina Avenue                 Richmond, VA                   256,203        3,219,117        3,475,320
4301-4335 Carolina Avenue                 Richmond, VA                   223,696        1,757,039        1,980,735
4337-4379 Carolina Avenue                 Richmond, VA                   325,203        2,803,892        3,129,095
4501-4549 Carolina Avenue                 Richmond, VA                   486,166        3,696,144        4,182,310
4551-4593 Carolina Avenue                 Richmond, VA                   474,360        3,572,034        4,046,394
4601-4643 Carolina Avenue                 Richmond, VA                   652,455        5,069,392        5,721,847
4645-4683 Carolina Avenue                 Richmond, VA                   404,616        3,764,829        4,169,445
4447-4491 Carolina Avenue                 Richmond, VA                   454,056        2,802,016        3,256,072
4401-4445 Carolina Avenue                 Richmond, VA                   615,038        4,595,165        5,210,203
12 S. Third Street                        Richmond, VA                    40,539          190,807          231,346
9601 Cosner Drive                         Fredericksburg, VA             476,262        4,068,416        4,544,678
315 Cardiff Valley Road                   Knoxville, TN                  443,305        2,993,390        3,436,695
2300 East Parham Road                     Richmond, VA                   221,947        1,025,269        1,247,216
1347 Diamond Springs Road                 Virginia Beach, VA             436,898        3,363,431        3,800,329
5221 Valleypark Drive - Bldg A            Roanoke, VA                    285,008        1,222,705        1,507,713
5228 Valleypointe Parkway - Bldg B        Roanoke, VA                    218,663          893,497        1,112,160
5238 Valleypark Drive - Bldg C            Roanoke, VA                    416,375        1,988,562        2,404,937
5601-5659 Eastport Boulevard              Richmond, VA                   720,100        5,175,570        5,895,670
5900 Eastport Boulevard                   Richmond, VA                   687,898        5,755,857        6,443,756
4717-4729 Eubank Road                     Richmond, VA                   452,263        3,383,656        3,835,919
5251 Concourse Drive                      Roanoke, VA                    217,690        1,571,429        1,789,119
4263F Carolina Avenue                     Richmond, VA                    91,599        1,622,673        1,714,273
4200 Oakleys Court                        Richmond, VA                   459,653        2,500,932        2,960,585
1821 Battery Dantzler Road                Richmond, VA                   392,332        3,061,807        3,454,139
5000 Cox Road                             Glen Allen, VA                 771,029        3,710,943        4,481,972
510 Eastpark Court                        Richmond, VA                   262,210        2,147,223        2,409,433
520 Eastpark Court                        Richmond, VA                   486,598        4,134,861        4,621,459
13001 Kingston Avenue                     Chester, VA                    376,700        2,002,994        2,379,694
5701-5799 Eastport Boulevard              Richmond, VA                   700,503        5,081,400        5,781,902
4801 Cox Road                             Richmond, VA                 1,075,620        8,834,943        9,910,563
600 Liberty Way                           Richmond, VA                   501,752        7,820,637        8,322,388
500 Liberty Way                           Richmond, VA                   491,919        6,509,959        7,001,878
4198 Cox Road                             Glen Allen, VA                 670,292        3,864,336        4,534,628
5310 Valley Park Drive                    Roanoke, VA                    129,220        1,131,468        1,260,688
4510 Cox Road                             Glen Allen, VA               1,010,044        7,534,375        8,544,420
2809 South Lynnhaven Road                 Virginia Beach, VA             953,590        6,462,015        7,415,605
200 Golden Oak Court                      Virginia Beach, VA           1,116,693        6,945,801        8,062,493
208 Golden Oak Court                      Virginia Beach, VA             965,177        6,843,444        7,808,621
1 Enterprise Parkway                      Hampton, VA                    974,675        5,746,206        6,720,881
22 Enterprise Parkway                     Hampton, VA                  1,097,368        6,976,899        8,074,267
484 Viking Drive                          Virginia Beach, VA             891,753        3,695,316        4,587,068
10430 Lakeridge Parkway                   Richmond, VA                   421,267        3,828,314        4,249,581
10456 Lakeridge Parkway                   Richmond, VA                   409,261        3,723,757        4,133,017
3829-3855 Gaskins Road                    Richmond, VA                   364,165        3,269,288        3,633,454
629 Phoenix Drive                         Virginia Beach, VA             371,694        2,125,063        2,496,757
11838 Rock Landing Drive                  Newport News, VA               673,942        2,170,944        2,844,885
11844 Rock Landing Drive                  Newport News, VA               326,774        1,423,323        1,750,097
11846 Rock Landing Drive                  Newport News, VA               299,066        1,450,554        1,749,620
5700 Cleveland Street                     Virginia Beach, VA             700,564        9,802,375       10,502,940
4523 Green Point Drive                    High Point, NC                 223,614        2,023,770        2,247,384
4501 Green Point Drive                    High Point, NC                 320,450        2,232,484        2,552,934
4500 Green Point Drive                    High Point, NC                 231,692        2,014,449        2,246,141
2427 Penny Road                           High Point, NC               1,168,074        6,184,618        7,352,692
4524 Green Point Drive                    High Point, NC                 183,888        2,103,328        2,287,216
4328, 4336 Federal Drive                  High Point, NC                 825,092        7,376,106        8,201,198
200 Centreport Drive                      Greensboro, NC                 332,017        4,028,344        4,360,361
4344 Federal Drive                        High Point, NC                 173,623        2,634,469        2,808,092
202 Centreport Drive                      Greensboro, NC                 549,679        5,538,064        6,087,743
101 Centreport Drive                      Greensboro, NC                 826,237        6,566,166        7,392,403
4000 Piedmont Parkway                     High Point, NC                 597,368        5,015,701        5,613,069
4380 Federal Drive                        High Point, NC                 283,368        2,887,330        3,170,698
4388 Federal Drive                        High Point, NC                 132,655        1,125,699        1,258,354
6532 Judge Adams Road                     Rock Creek, NC                 399,988        3,444,180        3,844,168
3860 Faber Place                          N. Charleston, SC              796,655        2,074,232        2,870,887
4055 Faber Place                          N. Charleston, SC              882,352        4,838,055        5,720,407
3820 Faber Place                          N. Charleston, SC              506,558        2,427,911        2,934,469
3875 Faber Place                          N. Charleston, SC            1,166,052        5,701,327        6,867,379
440 Knox Abbott Drive                     Cayce, SC                      576,767        3,600,511        4,177,278
150 Ridgeview Center Drive                Duncan, SC                     711,353        8,070,965        8,782,318

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
1320 Garlington Road                      Greenville, SC                 398,539        1,817,314        2,215,853
420 Park Avenue                           Greenville, SC                 522,548        3,291,229        3,813,777
1 Alliance Drive                          Goose Creek, SC                662,422        1,714,203        2,376,625
111 Southchase Boulevard                  Fountain Inn, SC               499,065        5,012,981        5,512,046
300 International Boulevard               Fountain Inn, SC               180,560          639,821          820,381
4160 Mendenhall Oaks Parkway              High Point, NC                 545,627        2,848,724        3,394,351
1208 Eastchester Drive                    High Point, NC                 487,209        4,377,628        4,864,837
7720 Mendenhall Oaks Parkway              High Point, NC               2,041,816       16,576,164       18,617,980
One Independence Pointe                   Greenville, SC                 784,617        6,349,966        7,134,583
55 Beattie Place                          Greenville, SC               2,645,238       23,801,929       26,447,167
75 Beattie Place                          Greenville, SC               2,408,577       17,607,202       20,015,779
7736 McCloud Road                         Greensboro, NC                 591,795        6,047,259        6,639,054
15 Brendan Way                            Greenville, SC                 614,192        3,013,684        3,627,876
200 Meeting Street                        Charleston, SC               4,027,428       30,261,967       34,289,395
7500 West 110th Street                    Overland Park, KS            2,380,493        9,660,218       12,040,710
8035 Quivira Road                         Lenexa, KS                   1,180,181        4,737,971        5,918,152
4300 Federal Drive                        High Point, NC                 276,038        1,590,008        1,866,045
1730 Stebbins Drive                       Houston, TX                    144,016          412,656          556,672
5911-5925 Richard Street                  Jacksonville, FL               286,335          497,306          783,641
8383-8385 Baycenter Road                  Jacksonville, FL                65,329          610,694          676,023
8775 Baypine Road                         Jacksonville, FL               913,264        3,136,335        4,049,599
8539 Western Way                          Jacksonville, FL               631,558        2,868,955        3,500,513
6255 Lake Gray Boulevard                  Jacksonville, FL               811,963        3,294,676        4,106,639
6600-6660 Suemac Place                    Jacksonville, FL               216,014        1,889,564        2,105,578
6800-6850 Suemac Place                    Jacksonville, FL               125,576          973,671        1,099,247
8665,8667,8669 Baypine Road               Jacksonville, FL             1,023,514        3,867,879        4,891,393
8540 Baycenter Road                       Jacksonville, FL               450,431        1,366,708        1,817,139
1200 Riverplace Boulevard                 Jacksonville, FL             1,035,091       16,921,672       17,956,763
8400 Baymeadows Way                       Jacksonville, FL               566,370        2,323,521        2,889,891
8614 Baymeadows Way                       Jacksonville, FL               312,761        1,088,410        1,401,171
5941-5975 Richard Street                  Jacksonville, FL               585,280        1,111,567        1,696,847
7970 Bayberry Road                        Jacksonville, FL               129,979        1,247,176        1,377,155
6000-6030 Bowdendale Avenue               Jacksonville, FL               275,475        1,592,174        1,867,649
7898 Baymeadows Way                       Jacksonville, FL               568,005        1,966,127        2,534,132
5977-6607 Richard Street                  Jacksonville, FL               182,747        1,562,967        1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL               211,449        2,678,001        2,889,450
7954 & 7960 Baymeadows Way                Jacksonville, FL               292,667        2,978,826        3,271,493
8787 Baypine Road                         Jacksonville, FL             2,045,574       35,636,694       37,682,268
7077 Bonneval Road                        Jacksonville, FL               774,020        6,790,046        7,564,066
4190 Belfort Road                         Jacksonville, FL               827,420        7,376,690        8,204,110
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               628,437        4,399,299        5,027,736
7020 AC Skinner Parkway                   Jacksonville, FL               749,811        2,102,798        2,852,609
7040 AC Skinner Parkway                   Jacksonville, FL               853,981        2,962,115        3,816,095
11777 Central Highway                     Jacksonville, FL               192,004        2,255,323        2,447,327
4345 Southpoint Parkway                   Jacksonville, FL               418,093        7,676,883        8,094,976
7016 AC Skinner Parkway                   Jacksonville, FL               602,633        2,320,994        2,923,626
7018 AC Skinner Parkway                   Jacksonville, FL               846,433        4,075,649        4,922,082
6620 Southpoint Drive                     Jacksonville, FL               614,602        4,573,339        5,187,941
7980 Bayberry Road                        Jacksonville, FL               330,726        1,358,258        1,688,984
9600 Satellite Boulevard                  Orlando, FL                    252,850        1,311,297        1,564,147
9700 Satellite Boulevard                  Orlando, FL                    405,362        1,158,784        1,564,146
1902 Cypress Lake Drive                   Orlando, FL                    538,512        3,719,031        4,257,543
8250 & 8256 Exchange Place                Orlando, FL                    622,413        2,561,747        3,184,160
6600 Southpoint Parkway                   Jacksonville, FL             1,002,704        4,074,170        5,076,875
6700 Southpoint Parkway                   Jacksonville, FL               624,214        3,202,897        3,827,111
4801 Executive Park Court - 100           Jacksonville, FL               554,542        2,993,728        3,548,270
4801 Executive Park Court - 200           Jacksonville, FL               370,039        1,995,543        2,365,582
4810 Executive Park Court                 Jacksonville, FL               370,039        3,045,294        3,415,333
6602 Executive Park Court - 100           Jacksonville, FL               388,541        2,151,563        2,540,104
6602 Executive Park Court - 200           Jacksonville, FL               296,032        1,596,329        1,892,361
6631 Executive Park Court - 100           Jacksonville, FL               251,627        1,356,835        1,608,462
6631 Executive Park Court - 200           Jacksonville, FL               407,043        2,203,872        2,610,915
4815 Executive Park Court - 100           Jacksonville, FL               366,339        1,975,371        2,341,710
4815 Executive Park Court - 200           Jacksonville, FL               462,549        2,511,490        2,974,039
4825 Executive Park Court                 Jacksonville, FL               601,314        3,242,455        3,843,769
4820 Executive Park Court                 Jacksonville, FL               555,213        3,108,140        3,663,353
10511 & 10611 Satellite Boulevard         Orlando, FL                    522,992        2,647,328        3,170,319
1400-1440 Central Florida Parkway         Orlando, FL                    518,043        2,597,853        3,115,896
6601 Executive Park Circle North          Jacksonville, FL               551,250        3,129,001        3,680,251
1300 Riverplace Boulevard                 Jacksonville, FL             1,804,258        7,977,558        9,781,815
4901 Belfort Land                         Jacksonville, FL               877,964        4,232,351        5,110,315
16445 Air Center Boulevard                Houston, TX                    363,339        2,509,768        2,873,107
16405 Air Center Boulevard                Houston, TX                    438,853        3,031,557        3,470,410
2216 Directors Row                        Orlando, FL                    453,918        2,572,471        3,026,389
7460 Chancellor Drive                     Orlando, FL                    266,555        1,134,415        1,400,970
1901 Summit Tower Boulevard               Maitland, FL                 6,083,206       12,694,184       18,777,390
3701-3727 Vineland Road                   Orlando, FL                    767,929        2,142,820        2,910,749
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,321,109        4,730,668        6,051,777
5501-5502 Pioneer Park Boulevard          Tampa, FL                      262,416        1,663,042        1,925,458
5690-5694 Crenshaw Street                 Tampa, FL                      181,923        1,955,330        2,137,253
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      503,767        2,863,258        3,367,025
8401-8408 Benjamin Road                   Tampa, FL                      789,652        4,682,071        5,471,723
3501 Riga Boulevard                       Tampa, FL                      617,289        3,232,964        3,850,254
111 Kelsey Lane                           Tampa, FL                      359,540        1,626,176        1,985,715
7930, 8010-20 Woodland Center             Tampa, FL                    1,408,478        5,405,935        6,814,413
7920 Woodland Center Boulevard            Tampa, FL                    1,382,648        2,849,780        4,232,428
8154-8198 Woodland Center Boulevard       Tampa, FL                      399,088        2,881,346        3,280,434
8112-42 Woodland Center Boulevard         Tampa, FL                      513,263        3,234,839        3,748,102
8212 Woodland Center Boulevard            Tampa, FL                      820,882        2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                      559,528        4,418,761        4,978,289

                                      LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
7724 Woodland Center Boulevard            Tampa, FL                      235,894        2,094,259        2,330,153
8921 Brittany Way                         Tampa, FL                      254,493        1,914,169        2,168,662
5250 Eagle Trail Drive                    Tampa, FL                      952,860        3,457,117        4,409,977
1701 Clint Moore Boulevard                Boca Raton, FL               1,430,937        3,083,352        4,514,289
4555 Riverside Drive                      Beach Gardens, FL              806,405        5,797,871        6,604,276
2500 Metrocentre Boulevard                West Palm Beach, FL            238,362        1,555,326        1,793,688
2540 Metrocentre Boulevard                West Palm Beach, FL            165,071        1,091,266        1,256,337
2541 Metrocentre Boulevard                West Palm Beach, FL            145,091          947,524        1,092,615
2580 Metrocentre Boulevard                West Palm Beach, FL            256,478        1,673,173        1,929,651
2581 Metrocentre Boulevard                West Palm Beach, FL            189,359        1,235,346        1,424,705
1101 Northpoint Parkway                   West Palm Beach, FL            258,606        1,510,046        1,768,653
3223 Commerce Place                       West Palm Beach, FL            501,843        2,032,693        2,534,536
801 Northpoint Parkway                    West Palm Beach, FL            459,284        2,604,996        3,064,280
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             625,110        4,257,730        4,882,841
6500 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,080,124        3,080,124
6600 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,085,808        3,085,808
1500 SW 5th Court                         Pompano Beach, FL              972,232        3,897,245        4,869,476
1651 SW 5th Court                         Pompano Beach, FL              203,247          820,608        1,023,856
1601 SW 5th Court                         Pompano Beach, FL              203,247          861,598        1,064,846
1501 SW 5th Court                         Pompano Beach, FL              203,247          821,228        1,024,475
1400 SW 6th Court                         Pompano Beach, FL            1,157,049        4,661,855        5,818,905
1405 SW 6th Court                         Pompano Beach, FL              392,138        1,575,303        1,967,441
595 SW 13th Terrace                       Pompano Beach, FL              359,933        1,440,922        1,800,855
601 SW 13th Terrace                       Pompano Beach, FL              164,413          665,701          830,113
605 SW 16th Terrace                       Pompano Beach, FL              310,178        1,239,970        1,550,148
2440-2478 Metrocentre Bouulevard          West Palm Beach, FL            470,214        2,148,494        2,618,708
951 Broken Sound Parkway                  Boca Raton, FL               1,426,251        6,199,579        7,625,830
3400 Lakeside Drive                       Miramar, FL                  2,022,153       11,650,276       13,672,429
3450 Lakeside Drive                       Miramar, FL                  2,022,152       11,461,805       13,483,957
13650 NW 8th Street                       Sunrise, FL                    558,223        2,189,521        2,747,744
13630 NW 8th Street                       Sunrise, FL                    659,797        2,715,086        3,374,883
777 Yamato Road                           Boca Raton, FL               4,101,247       16,079,071       20,180,317
1801 Clint Moore Boulevard.               Boca Raton, FL               1,065,068        4,540,676        5,605,744
6601-6625 W. 78th Street                  Bloomington, MN              2,310,246       38,463,739       40,773,985
2905 Northwest Boulevard                  Plymouth, MN                   516,920        5,130,740        5,647,660
2800 Campus Drive                         Plymouth, MN                   395,366        3,700,188        4,095,554
2955 Xenium Lane                          Plymouth, MN                   151,238        1,443,390        1,594,628
9401-9443 Science Center Drive            New Hope, MN                   509,272        3,940,715        4,449,987
6321-6325 Bury Drive                      Eden Prairie, MN               462,876        4,167,183        4,630,059
7115-7173 Shady Oak Road                  Eden Prairie, MN               454,974        4,197,181        4,652,155
7660-7716 Golden Triangle Drive           Eden Prairie, MN               724,615        5,630,987        6,355,602
7400 Flying Cloud Drive                   Eden Prairie, MN               195,982        1,780,705        1,976,687
330 Second Avenue                         Minneapolis, MN              2,169,548       13,916,793       16,086,341
10301-10305 West 70th Street              Eden Prairie, MN               118,300        1,159,143        1,277,443
10321 West 70th Street                    Eden Prairie, MN               142,399        1,339,499        1,481,898
10333 West 70th Street                    Eden Prairie, MN               108,610        1,024,728        1,133,338
10349-10357 West 70th Street              Eden Prairie, MN               270,584        2,743,044        3,013,628
10365-10375 West 70th Street              Eden Prairie, MN               285,464        2,775,451        3,060,915
10393-10394 West 70th Street              Eden Prairie, MN               264,419        2,653,723        2,918,142
7078 Shady Oak Road                       Eden Prairie, MN               336,481        3,094,097        3,430,578
5600 & 5610 Rowland Road                  Minnetonka, MN                 829,263        7,456,931        8,286,194
2920 Northwest Boulevard                  Plymouth, MN                   384,236        4,092,849        4,477,084
5400-5500 Feltl Road                      Minnetonka, MN                 883,895        8,116,246        9,000,141
10300 Bren Road                           Minnetonka, MN                 344,614        3,287,341        3,631,955
14630-14650 28th Avenue North             Plymouth, MN                   198,205        1,844,351        2,042,556
7695-7699 Anagram Drive                   Eden Prairie, MN               760,525        3,279,886        4,040,411
7550 Meridian Circle                      Maple Grove, MN                513,250        2,911,252        3,424,502
2800 Northwest Boulevard                  Plymouth, MN                 1,934,438       10,958,435       12,892,873
3255 Neil Armstrong Boulevard             Eagan, MN                    1,131,017        3,308,121        4,439,138
4801 West 81st Street                     Bloomington, MN              1,624,701        2,526,789        4,151,490
8100 Cedar Avenue                         Bloomington, MN                501,313        3,698,687        4,200,000
9600 54th Avenue                          Plymouth, MN                   332,317        3,110,079        3,442,396
7800 Equitable Drive                      Eden Prairie, MN             2,188,525        3,789,047        5,977,572
7905 Fuller Road                          Eden Prairie, MN             1,229,862        4,090,378        5,320,240
26911-26957 Northwestern Highway          Southfield, MI              11,305,367       67,228,569       78,533,936
1650 Research Drive                       Troy, MI                       763,067        7,257,430        8,020,497
1775 Research Drive                       Troy, MI                       331,422        2,827,696        3,159,119
1875 Research Drive                       Troy, MI                       329,863        2,813,607        3,143,469
1850 Research Drive                       Troy, MI                       781,054        7,478,880        8,259,934
1965 Research Drive                       Troy, MI                       419,090        3,619,839        4,038,929
1960 Research Drive                       Troy, MI                       419,146        3,626,009        4,045,155
27260 Haggerty Road                       Farmington Hills, MI           456,877        4,123,929        4,580,806
27200 Haggerty Road                       Farmington Hills, MI           382,754        3,461,854        3,844,608
27280 Haggerty Road                       Farmington Hills, MI           452,860        4,083,859        4,536,718
27220 Haggerty Road                       Farmington Hills, MI           203,064        1,820,727        2,023,791
27240 Haggerty Road                       Farmington Hills, MI           171,518        1,535,463        1,706,981
27300 Haggerty Road                       Farmington Hills, MI           370,378        3,386,000        3,756,378
1101 Allen Drive                          Troy, MI                        98,148          902,924        1,001,072
1151 Allen Drive                          Troy, MI                       164,487        1,501,015        1,665,501
1300 Rankin Street                        Troy, MI                       134,094        1,236,789        1,370,882
1350 Rankin Street                        Troy, MI                       111,780        1,033,236        1,145,016
1376-1400 Rankin Street                   Troy, MI                       134,296        1,278,858        1,413,154
1352-1374 Rankin Street                   Troy, MI                       153,279        1,412,506        1,565,785
1324-1346 Rankin Street                   Troy, MI                       134,094        1,221,292        1,355,385
1301-1307 Rankin Street                   Troy, MI                       111,780        1,026,782        1,138,561
1409 Allen Drive                          Troy, MI                       142,374        1,359,707        1,502,080
1304 E. Maple Road                        Troy, MI                       211,237        2,191,442        2,402,679
1334 Maplelawn Road                       Troy, MI                       124,300        1,123,622        1,247,922
1290 Maplelawn Road                       Troy, MI                        85,325          830,435          915,759
1070 Maplelawn Road                       Troy, MI                        68,564          661,264          729,828

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
950 Maplelawn Road                        Troy, MI                       252,433        2,289,503        2,541,936
894 Maplelawn Road                        Troy, MI                       181,753        1,649,509        1,831,262
1179 Maplelawn Road                       Troy, MI                        87,849          846,745          934,594
1940 Norwood Drive                        Troy, MI                        86,840          792,180          879,019
1311-1331 Maplelawn Road                  Troy, MI                       125,411        1,139,798        1,265,208
2354 Bellingham Street                    Troy, MI                        87,344          802,467          889,811
2360 Bellingham Street                    Troy, MI                        87,344          800,677          888,021
1911 Ring Drive                           Troy, MI                        86,133          789,722          875,854
26442-26450 Haggerty Road                 Farmington Hills, MI           237,691        2,157,608        2,395,299
26500 Haggerty Road                       Farmington Hills, MI           311,097        2,827,122        3,138,219
26650 Haggerty Road                       Farmington Hills, MI           173,170        1,575,274        1,748,444
26700 Haggerty Road                       Farmington Hills, MI           253,342        2,299,784        2,553,125
26750 Haggerty Road                       Farmington Hills, MI           292,721        2,665,536        2,958,256
26800 Haggerty Road                       Farmington Hills, MI           175,493        1,595,780        1,771,273
26842-26850 Haggerty Road                 Farmington Hills, MI           239,610        2,174,440        2,414,050
50 West Big Bear Road                     Troy, MI                     2,159,678       19,624,586       21,784,264
100 West Big Bear Road                    Troy, MI                     2,113,006       19,124,948       21,237,953
245 Executive Drive                       Brookfield, WI                 577,067        5,316,208        5,893,275
8301 West Parkland Court                  Milwaukee, WI                  358,442        3,244,661        3,603,102
4701 West Schroeder Drive                 Brown Deer, WI                 300,385        2,733,579        3,033,964
4555 West Schroeder Drive                 Brown Deer, WI                 401,290        3,975,282        4,376,572
32991 Hamilton Court                      Farmington Hills, MI         1,065,392        3,627,675        4,693,068
7800 N. 113th Street                      Milwaukee, WI                1,711,964        6,880,112        8,592,076
2475-2479 Elliot Avenue                   Troy, MI                       128,808          516,980          645,787
32661 Edward Avenue                       Madison Heights, MI            378,838        2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI            340,398        1,367,820        1,708,218
32751 Edward Avenue                       Madison Heights, MI            151,410          928,877        1,080,287
32853 Edward Avenue                       Madison Heights, MI            138,121          836,703          974,824
555 East Mandoline Avenue                 Madison Heights, MI            140,862          800,917          941,779
599 East Mandoline Avenue                 Madison Heights, MI            132,164          682,284          814,449
749 East Mandoline Avenue                 Madison Heights, MI            144,658          708,968          853,626
750 East Mandoline Avenue                 Madison Heights, MI            151,458          742,062          893,521
900 East Mandoline Avenue                 Madison Heights, MI            157,729          772,787          930,516
949 East Mandoline Avenue                 Madison Heights, MI            137,049          779,239          916,288
32390-32400 Howard Avenue                 Madison Heights, MI            148,582          596,506          745,088
32090 John R. Road                        Madison Heights, MI             70,351          405,861          476,212
31601 Research Park Drive                 Madison Heights, MI            331,179        1,883,931        2,215,110
31651 Research Park Drive                 Madison Heights, MI            194,012        1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI            373,203        1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI            185,845        1,110,294        1,296,139
31751 Research Park Drive                 Madison Heights, MI            194,063        1,301,553        1,495,617
31800 Research Park Drive                 Madison Heights, MI            217,929        1,603,256        1,821,186
800 Tech Row                              Madison Heights, MI            444,977        2,991,132        3,436,110
900 Tech Row                              Madison Heights, MI            155,606          884,746        1,040,351
1000 Tech Row                             Madison Heights, MI            357,897        2,629,886        2,987,783
31771 Sherman Avenue                      Madison Heights, MI            150,944          645,820          796,764
31791 Sherman Avenue                      Madison Heights, MI            105,606          650,505          756,111
31811 Sherman Avenue                      Madison Heights, MI            207,599        1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI            158,483          901,104        1,059,586
31900 Sherman Avenue                      Madison Heights, MI            269,293        1,805,722        2,075,015
800 East Whitcomb Avenue                  Madison Heights, MI            151,704        1,295,565        1,447,269
950 East Whitcomb Avenue                  Madison Heights, MI            113,630        2,164,653        2,278,283
1000 East Whitcomb Avenue                 Madison Heights, MI            113,512        1,061,531        1,175,043
1100 East Whitcomb Avenue                 Madison Heights, MI            135,152          832,983          968,135
1201 East Whitcomb Avenue                 Madison Heights, MI            302,567        1,215,920        1,518,487
1210 East Whitcomb Avenue                 Madison Heights, MI            121,298          329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI             78,720          387,696          466,416
1280 Kempar Avenue                        Madison Heights, MI            142,305          540,905          683,210
1001 East Lincoln Avenue                  Madison Heights, MI            479,874        2,055,224        2,535,098
1201 East Lincoln Avenue                  Madison Heights, MI            710,614        2,142,950        2,853,564
22515 Heslip Drive                        Madison Heights, MI            144,477          338,850          483,327
8400 Lakeview Parkway                     Pleasant Prairie, WI           892,146        4,032,120        4,924,266
8401 Lakeview Parkway                     Pleasant Prairie, WI           649,631        3,462,443        4,112,074
9801 80th Avenue                          Pleasant Prairie, WI         1,692,077        7,947,278        9,639,355
50 Gibson Drive                           West Malling, UK                     0        3,717,031        3,717,031
25 Kings Hill Avenue                      West Malling, UK             1,345,194        7,895,176        9,240,370
2 Kings Hill Avenue                       West Malling, UK               889,039        5,349,352        6,238,391
50 Kings Hill Avenue                      West Malling, UK             1,383,301       12,536,713       13,920,014
10 Kings Hill Avenue                      West Malling, UK             1,028,202        6,400,331        7,428,534
                                                                  --------------   --------------   --------------
Subtotal Operating Properties                                       $366,853,030   $2,378,271,941   $2,745,124,972
                                                                  ==============   ==============   ==============

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
DEVELOPMENT IN PROGRESS
45 Liberty Boulevard                      Malvern, PA               $  4,749,747   $    7,228,901   $   11,978,649
3 Franklin Plaza                          Philadelphia, PA             2,514,519       15,693,665       18,208,184
2500 Renaissance Boulevard                King of Prussia, PA            592,737        2,140,665        2,733,402
2300 Renaissance Boulevard                King of Prussia, PA            574,004        1,415,780        1,989,784
2100 Renaissance Boulevard                King of Prussia, PA          1,132,519        4,223,337        5,355,857
4 Walnut Grove                            Horsham, PA                  2,515,115        7,678,725       10,193,840
PNC Bank - Phase II Construction          Philadelphia, PA                     -        4,728,357        4,728,357
600 Chesterfield Parkway                  Malvern, PA                  2,037,813        3,553,848        5,591,660
700 Chesterfield Parkway                  Malvern, PA                  2,037,813        2,929,001        4,966,814
2520 Renaissance Boulevard                King of Prussia, PA          1,020,000          174,503        1,194,503
201 Berkeley Drive                        Bridgeport, NJ                 514,243        3,667,109        4,181,351
300 Commodore Drive                       Bridgeport, NJ                 723,369        4,766,125        5,489,494
1020 Briggs Road Land                     Mt. Laurel, NJ                 578,443          627,477        1,205,920
800 Arlington Boulevard                   Logan, NJ                    1,687,500          596,860        2,284,360
1525 Valley Center Parkway                Allentown, PA                  804,104        5,294,434        6,098,538
Lehigh Valley West Land - Lot 4           Upper Macungie, PA           3,720,118        3,055,681        6,775,799
5500 Cox Road                             Richmond, VA                   483,263        2,086,464        2,569,728
701 Liberty Way                           Richmond, VA                   545,275        3,975,055        4,520,330
5305 Valley Park Drive                    Roanoke, VA                    232,074        1,670,235        1,902,309
530 Eastpark Court                        Richmond, VA                   333,597        2,299,010        2,632,607
801 Liberty Way                           Richmond, VA                   780,000        4,730,570        5,510,570
6532 Judge Adams Road                     Whitsett, NC                   335,061        3,605,667        3,940,728
4194 Mendenhall Oaks Parkway              High Point, NC                 265,991        1,947,087        2,213,078
4196 Mendenhall Oaks Parkway              High Point, NC                 173,889        1,505,927        1,679,816
4170 Mendenhall Oaks Parkway              High Point, NC                 372,953        1,473,727        1,846,680
4180 Mendenhall Oaks Parkway              High Point, NC                 315,064        1,405,146        1,720,210
3955 Faber Place                          Charleston, SC                 382,890        2,023,367        2,406,256
7014 AC Skinner Parkway                   Jacksonville, FL               780,486        2,139,813        2,920,299
9550 Satellite Boulevard                  Orlando, FL                    587,320        1,978,759        2,566,079
Butler Plaza                              Jacksonville, FL             1,299,201        2,318,280        3,617,481
7802-50 Woodland Center Boulevard         Tampa, FL                      357,428        2,291,474        2,648,902
7852-98 Woodland Center Boulevard         Tampa, FL                      357,428        2,318,736        2,676,164
7725 Woodland Center Boulevard            Tampa, FL                      557,828        2,092,522        2,650,350
8001 Woodland Center Boulevard            Tampa, FL                      352,213        1,003,018        1,355,230
4630 Woodland Corporate Boulevard         Tampa, FL                      943,169          749,925        1,693,094
Silo Bend 12                              Tampa, FL                      654,259          462,544        1,116,803
Huntington Square Land                    Miramar, FL                  2,980,848        9,155,743       12,136,592
10400 Southwest Crossing                  Eden Prairie, MN             2,938,372       18,347,485       21,285,857
9023 Columbine Road                       Eden Prairie, MN             1,956,273          920,540        2,876,813
West Tech Park Land (Lot B)               Farmington Hills, MI           537,047          871,611        1,408,658
West Tech Park Land (Lot C)               Farmington Hills, MI           534,558          868,708        1,403,265
30 Tower View                             West Malling, UK             1,666,055        9,308,600       10,974,655
35 Kings Hill Avenue                      West Malling, UK               816,474        2,794,039        3,610,513
39 Kings Hill Avenue                      West Malling, UK               600,739        2,779,775        3,380,514
18 Kings Hill Avenue                      West Malling, UK             1,382,042        3,940,752        5,322,793
                                                                    ------------   --------------   --------------
Subtotal Development in Progress                                    $ 48,723,840   $  158,839,045   $  207,562,885
                                                                    ============   ==============   ==============

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $    260,415   $            -   $      260,415
Three Country View Road                   Malvern, PA                          -            6,177            6,177
550 Lapp Road                             Malvern, PA                          -            2,575            2,574
Cedar Hollow Road Land                    Malvern, PA                          -                -                -
Walnut Grove Land                         Horsham, PA                  1,589,448                -        1,589,448
35 Liberty Boulevard Land                 Malvern, PA                          -                -                -
Great Valley Land                         Malvern, PA                  1,589,979                -        1,589,979
10 Matthews Rd South Land                 Malvern, PA                    608,995                -          608,995
Renaissance Park Land                     King of Prussia, PA          4,121,341          467,944        4,589,285
Swedes Run Business Park Land             Delran, NJ                   1,615,405                -        1,615,405
Marlton Crossing Land                     Marlton, NJ                    297,913           10,749          308,662
Commodore Business Park                   Logan Twp., NJ               3,343,747           20,451        3,364,198
Boulden Land                              New Castle, DE                   1,560                -            1,560
Marlton Executive Park Land               Marlton, NJ                    765,862                -          765,862
1015 Briggs Road Land                     Mt. Laurel, NJ                 422,887                -          422,887
Lehigh Valley Corporate Center Land       Bethlehem, PA                1,391,009           29,542        1,420,551
Lehigh Valley West Lots 13,14,15          Allentown, PA                       (7)          30,907           30,900
LVCC Phase 2 Land                         Bethlehem, PA                2,984,430          159,000        3,143,430
LV West Land - Lot 5A                     Upper Macungie, PA             554,490                -          554,490
Park at Valleypointe Land                 Roanoke, VA                    640,121            4,722          644,842
Fairgrounds Distribution Center Land      Richmond, VA                   129,107            1,197          130,304
Rivers' Bend Land                         Richmond, VA                 2,806,390        6,043,499        8,849,890
Oakleys Center Land                       Richmond, VA                         -                -                -
Woodlands Center Land                     Richmond, VA                 1,046,606                -        1,046,606
501 Liberty Way                           Richmond, VA                   650,007                -          650,007
601 HP Way (HP3)                          Richmond, VA                   631,906                -          631,906
6000-98 Eastport Boulevard                Richmond, VA                   872,903                -          872,903
Eastport VIII                             Richmond, VA                   382,698                -          382,698
Eastport IX                               Richmond, VA                   211,627                -          211,627
Brill 2 Land                              Richmond, VA                 1,725,990                -        1,725,990
Westmoreland Land                         Virginia Beach, VA             789,682                -          789,682
Westmoreland III Land                     Virginia Beach, VA             674,899                -          674,899
Mendenhall Land                           High Point, NC               4,664,944           10,931        4,675,875
Independence Pointe Land                  Greenville, SC               1,318,939                -        1,318,939
Executive Park at Faber Place Land        Charleston, SC                  40,772                -           40,772
Northpoint Industrial Park Land           Columbia, SC                    72,284                -           72,284
Overlook Business Center Land             Columbia, SC                         -                -                -
Ridgeview Center Land                     Greenville, SC                       -                -                -
Southchase Business Park Land             Greenville, SC                  77,082                -           77,082
Woodfield Land                            Greenville, SC                  70,677                -           70,677
Southpoint Business Park Land             Jacksonville, FL               438,111                -          438,111
Liberty Business Park Land                Jacksonville, FL               995,519           27,561        1,023,080
7024 AC Skinner Parkway                   Jacksonville, FL               686,049                -          686,049
Silo Bend Land (LPDC)                     Tampa, FL                    4,403,589                -        4,403,589
Exchange Place Land                       Orlando, FL                    202,117                -          202,117
Belfort Road                              Jacksonville, FL               448,782                -          448,782
Butler Plaza Land                         Jacksonville, FL             2,798,865                -        2,798,865
Central Green Land                        Houston, TX                  1,404,676                -        1,404,676
Salisbury Road Land                       Jacksonville, FL             1,636,345                -        1,636,345
Airport West                              Tampa, FL                            -              482              481
Woodland Corporate Center Land            Tampa, FL                      229,028                -          229,028
Pompano Business Park Land - Parcel 2     Boca Raton, FL                 407,328                -          407,328
Pompano Business Park Land - Parcel 3     Boca Raton, FL                 509,233                -          509,233
Boca Colannade Land - Yamato Road         Boca Raton, FL               4,238,535                -        4,238,535
Klodt Land                                Eden Prairie, MN             6,129,028                -        6,129,028
Flying Cloud Land                         Eden Prairie, MN             6,738,148                -        6,738,148
Romulus Land                              Romulus, MI                    949,622                -          949,622
4 ABW                                     West Malling, UK                22,015           46,967           68,982
                                                                    ------------   --------------   --------------
Subtotal Land Held for Development                                  $ 68,591,098   $    6,862,704   $   75,453,802
                                                                    ============   ==============   ==============

TOTAL ALL PROPERTIES                                                $484,167,968   $2,543,973,690   $3,028,141,659
                                                                    ============   ==============   ==============

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA               $  1,066,641          1985          40 yrs.
420 Lapp Road                             Malvern, PA                  1,333,375          1989          40 yrs.
747 Dresher Road                          Horsham, PA                    900,307          1988          40 yrs.
45-67 Great Valley Parkway                Malvern, PA                  1,502,849          1974          40 yrs.
1180 Church Road                          Lansdale, PA                 4,110,327          1986          40 yrs.
40 Valley Stream Parkway                  Malvern, PA                    611,320          1987          40 yrs.
50 Valley Stream Parkway                  Malvern, PA                    707,684          1987          40 yrs.
20 Valley Stream Parkway                  Malvern, PA                  1,420,002          1987          40 yrs.
800 Town Center Drive                     Langhorne, PA                2,490,165          1987          40 yrs.
9, 15 Great Valley Parkway                Malvern, PA                  7,907,150          1986          40 yrs.
257-275 Great Valley Parkway              Malvern, PA                  1,563,528          1983          40 yrs.
300 Technology Drive                      Malvern, PA                    374,779          1985          40 yrs.
277-293 Great Valley Parkway              Malvern, PA                    645,103          1984          40 yrs.
311 Technology Drive                      Malvern, PA                    730,218          1984          40 yrs.
325 Technology Drive                      Malvern, PA                    614,412          1984          40 yrs.
7 Great Valley Parkway                    Malvern, PA                  1,382,438          1985          40 yrs.
55 Valley Stream Parkway                  Malvern, PA                    998,346          1983          40 yrs.
65 Valley Stream Parkway                  Malvern, PA                  1,595,854          1983          40 yrs.
508 Lapp Road                             Malvern, PA                    604,433          1984          40 yrs.
10 Valley Stream Parkway                  Malvern, PA                    960,799          1984          40 yrs.
333 Phoenixville Pike                     Malvern, PA                    959,541          1985          40 yrs.
30 Great Valley Parkway                   Malvern, PA                    211,310          1975          40 yrs.
75 Great Valley Parkway                   Malvern, PA                    184,513          1977          40 yrs.
27-43 Great Valley Parkway                Malvern, PA                  1,019,062          1977          40 yrs.
77-123 Great Valley Parkway               Malvern, PA                  1,959,583          1978          40 yrs.
260 Great Valley Parkway                  Malvern, PA                    322,650          1979          40 yrs.
256 Great Valley Parkway                  Malvern, PA                    772,366          1980          40 yrs.
205 Great Valley Parkway                  Malvern, PA                  3,843,533          1981          40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                    502,305          1982          40 yrs.
155 Great Valley Parkway                  Malvern, PA                    861,324          1981          40 yrs.
333 Technology Drive                      Malvern, PA                  1,030,881          1987          40 yrs.
510 Lapp Road                             Malvern, PA                    350,661          1983          40 yrs.
181 Wheeler Court                         Langhorne, PA                  252,003          1979          40 yrs.
1100 Wheeler Way                          Langhorne, PA                  131,609          1979          40 yrs.
60 Morehall Road                          Malvern, PA                  1,493,484          1989          40 yrs.
905 Airport Road                          West Chester, PA               647,345          1988          40 yrs.
16 Cabot Boulevard                        Langhorne, PA                  642,072          1972          40 yrs.
1 Country View Road                       Malvern, PA                    422,419          1982          40 yrs.
2151 Cabot Boulevard                      Langhorne, PA                  383,209          1982          40 yrs.
170 South Warner Road                     King of Prussia, PA          1,044,311          1980          40 yrs.
190 South Warner Road                     King of Prussia, PA            585,331          1980          40 yrs.
507 Prudential Road                       Horsham, PA                    601,394          1988          40 yrs.
100 Witmer Road                           Horsham, PA                    624,119          1995          40 yrs.
3100 Horizon Drive                        King of Prussia, PA            180,358          1995          40 yrs.
3300 Horizon Drive                        King of Prussia, PA            256,780          1996          40 yrs.
3500 Horizon Drive                        King of Prussia, PA            175,442          1996          40 yrs.
200 Chester Field Parkway                 Malvern, PA                  1,280,232          1989          40 yrs.
767 Electronic Drive                      Horsham, PA                    383,906          1996          40 yrs.
132 Welsh Road                            Horsham, PA                    126,348          1997          40 yrs.
5 Country View Road                       Malvern, PA                    404,531          1985          40 yrs.
3200 Horizon Drive                        King of Prussia, PA            329,912          1996          40 yrs.
3000 Horizon Drive                        King of Prussia, PA             70,586          1997          40 yrs.
111-195 Witmer Road                       Horsham, PA                    220,150          1996          40 yrs.
300 Welsh Road                            Horsham, PA                    103,271          1983          40 yrs.
400 Welsh Road                            Horsham, PA                    223,798          1983          40 yrs.
8801 Tinicum Boulevard                    Philadelphia, PA             1,054,960          1997          40 yrs.
440 East Swedesford Road                  King of Prussia, PA            596,394          1988          40 yrs.
460 East Swedesford Road                  King of Prussia, PA            380,722          1988          40 yrs.
50 Morehall Road                          Malvern, PA                    650,142          1997          40 yrs.
2 Walnut Grove Drive                      Horsham, PA                    554,959          1989          40 yrs.
200 Gibraltar Road                        Horsham, PA                    306,410          1990          40 yrs.
220 Gibraltar Road                        Horsham, PA                    287,319          1990          40 yrs.
240 Gibraltar Road                        Horsham, PA                    287,305          1990          40 yrs.
151 S. Warner Road                        King of Prussia, PA            352,300          1980          40 yrs.
1 Walnut Grove Drive                      Horsham, PA                    478,655          1986          40 yrs.
3604 Horizon Drive                        King of Prussia, PA            106,706          1997          40 yrs.
3606 Horizon Drive                        King of Prussia, PA            114,422          1997          40 yrs.
650 Swedesford Road                       King of Prussia, PA            771,000          1971          40 yrs.
680 Swedesford Road                       King of Prussia, PA            815,844          1971          40 yrs.
761 Fifth Avenue                          King of Prussia, PA             73,679          1977          40 yrs.
771 Fifth Avenue                          King of Prussia, PA             45,469          1977          40 yrs.
1 Great Valley Parkway                    Malvern, PA                    154,474          1982          40 yrs.
5 Great Valley Parkway                    Malvern, PA                    254,423          1983          40 yrs.
311 Sinclair Road                         Bristol, PA                     39,754          1997          40 yrs.
100 Cedar Hollow Road                     Malvern, PA                    249,325          1997          40 yrs.
3 Country View Road                       Malvern, PA                     57,731          1997          40 yrs.
425 Technology Drive                      Malvern, PA                     84,307          1997          40 yrs.
375 Technology Drive                      Malvern, PA                     33,703          1997          40 yrs.
100 Chesterfield Parkway                  Malvern, PA                    157,277          1997          40 yrs.
181-187 Gibraltar Road                    Horsham, PA                    103,594          1982          40 yrs.
104 Rock Road                             Horsham, PA                     81,448          1974          40 yrs.
123-135 Rock Road                         Horsham, PA                     72,285          1975          40 yrs.
111-159 Gibraltar Road                    Horsham, PA                    121,328          1981          40 yrs.
161-175 Gibraltar Road                    Horsham, PA                     76,944          1976          40 yrs.
125-137 Gibraltar Road                    Horsham, PA                     70,257          1978          40 yrs.
261-283 Gibraltar Road                    Horsham, PA                    117,065          1978          40 yrs.
210-223 Witmer Road                       Horsham, PA                     67,164          1972          40 yrs.
231-237 Gibraltar Road                    Horsham, PA                    120,155          1981          40 yrs.

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
100 Gibraltar Road                        Horsham, PA                      9,587          1975          40 yrs.
101 Gibraltar Road                        Horsham, PA                    175,681          1977          40 yrs.
506 Prudential Road                       Horsham, PA                     44,979          1973          40 yrs.
113-123 Rock Road                         Horsham, PA                     89,566          1975          40 yrs.
101-111 Rock Road                         Horsham, PA                     86,478          1975          40 yrs.
120 Gibraltar Road                        Horsham, PA                    152,385          1980          40 yrs.
110 Gibraltar Road                        Horsham, PA                    165,142          1979          40 yrs.
100-107 Lakeside Drive                    Horsham, PA                     62,134          1982          40 yrs.
200-264 Lakeside Drive                    Horsham, PA                    169,707          1982          40 yrs.
300-309 Lakeside Drive                    Horsham, PA                     92,711          1982          40 yrs.
400-445 Lakeside Drive                    Horsham, PA                    167,543          1981          40 yrs.
104 Witmer Road                           Horsham, PA                     39,593          1997          40 yrs.
201 Gibraltar Road                        Horsham, PA                    109,224          1983          40 yrs.
3600 Horizon Drive                        King of Prussia, PA             51,693          1989          40 yrs.
3602 Horizon Drive                        King of Prussia, PA             54,012          1989          40 yrs.
400-500 Brandywine Parkway                West Chester, PA               171,709          1988          40 yrs.
600 Brandywine Parkway                    West Chester, PA               130,529          1988          40 yrs.
2700 Horizon Drive                        King of Prussia, PA             50,713          1997          40 yrs.
2900 Horizon Drive                        King of Prussia, PA             27,667          1997          40 yrs.
719 Dresher Road                          Horsham, PA                     71,849          1998          40 yrs.
2250 Hickory Road                         Plymouth Meeting, PA           174,106          1998          40 yrs.
3400 Horizon Drive                        King of Prussia, PA             58,859          1998          40 yrs.
One Ridgewood Place                       Downingtown, PA                 34,101          1998          40 yrs.
300 Welsh Road                            Horsham, PA                     34,957          1998          40 yrs.
6 Terry Drive                             Newtown, PA                     13,899          1998          40 yrs.
14 Lee Boulevard                          Malvern, PA                  1,208,859          1988          40 yrs.
500 Chester Field Parkway                 Malvern, PA                    711,879          1988          40 yrs.
300-400 Chester Field Parkway             Malvern, PA                  1,113,378          1988          40 yrs.
1805 Underwood Boulevard                  Delran, NJ                     141,408          1973          40 yrs.
150 Mid-Atlantic Parkway                  West Deptford, NJ              221,654          1973          40 yrs.
18 Boulden Circle                         New Castle, DE                 838,137          1989          40 yrs.
501 Delran Parkway                        Delran, NJ                     742,016          1988          40 yrs.
600 Delran Parkway                        Delran, NJ                   1,371,860          1988          40 yrs.
1607 Imperial Way                         West Deptford, NJ            1,067,956          1973          40 yrs.
1 Boulden Circle                          New Castle, DE                 373,619          1986          40 yrs.
31-55 Read's Way                          New Castle, DE               1,481,280          1986          40 yrs.
3 Boulden Circle                          New Castle, DE                 535,782          1987          40 yrs.
5 Boulden Circle                          New Castle, DE                 825,780          1987          40 yrs.
601 Delran Parkway                        Delran, NJ                     429,948          1988          40 yrs.
51 Haddonfield Road                       Cherry Hill, NJ              2,723,650          1986          40 yrs.
57 Read's Way                             New Castle, DE                 827,683          1985          40 yrs.
1370 Imperial Way                         West Deptford, NJ              494,478          1978          40 yrs.
8 Stow Road                               Marlton, NJ                    242,315          1988          40 yrs.
10 Stow Road                              Marlton, NJ                    166,287          1988          40 yrs.
12 Stow Road                              Marlton, NJ                    194,615          1988          40 yrs.
14 Stow Road                              Marlton, NJ                    204,702          1988          40 yrs.
1300 Metropolitan Avenue                  West Deptford, NJ              214,193          1972          40 yrs.
701A Route 73 South                       Marlton, NJ                    891,234          1987          40 yrs.
701C Route 73 South                       Marlton, NJ                    200,069          1987          40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ                150,247          1973          40 yrs.
1475 Imperial Way                         West Deptford, NJ              112,002          1976          40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ               1,478,788          1987          40 yrs.
750 Cardinal Drive                        Bridgeport, NJ                 427,063          1989          40 yrs.
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ                 587,072          1985          40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 347,420          1985          40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 340,318          1985          40 yrs.
406 Lippincott Drive                      Marlton, NJ                    288,261          1990          40 yrs.
234 High Hill Road                        Bridgeport, NJ                 197,804          1987          40 yrs.
231 Lake Drive                            New Castle, DE                 260,466          1997          40 yrs.
100 Arlington Boulevard                   Bridgeport, NJ                 294,057          1996          40 yrs.
100 Berkeley Drive                        Swedesboro, NJ                 156,494          1990          40 yrs.
301 Lippincott Drive                      Marlton, NJ                    477,064          1988          40 yrs.
303 Lippincott Drive                      Marlton, NJ                    436,651          1988          40 yrs.
510-512 Sharptown Road                    Bridgeport, NJ                  79,234          1984          40 yrs.
901 Route 73                              Marlton, NJ                    194,328          1985          40 yrs.
Four Greentree Center                     Marlton, NJ                    266,408          1988          40 yrs.
512 Sharptown Road                        Bridgeport, NJ                 107,604          1984          40 yrs.
15 Boulden Circle                         New Castle, DE                  99,350          1997          40 yrs.
404 Lippincott Drive                      Marlton, NJ                     96,468          1997          40 yrs.
263 Quigley Boulevard                     New Castle, DE                  81,625          1987          40 yrs.
34 Blevins Drive                          New Castle, DE                  87,069          1987          40 yrs.
104 Gaither Drive                         Mt. Laurel, NJ                  69,871          1975          40 yrs.
2 Lukens Drive                            New Castle, DE                  82,568          1988          40 yrs.
402 Lippincott Drive                      Marlton, NJ                     90,116          1997          40 yrs.
3000 Lincoln Drive                        Mt. Laurel, NJ                 154,762          1983          40 yrs.
6000 Commerce Parkway                     Mt. Laurel, NJ                  96,692          1985          40 yrs.
7000 Commerce Parkway                     Mt. Laurel, NJ                  91,007          1984          40 yrs.
8000 Commerce Parkway                     Mt. Laurel, NJ                  81,052          1983          40 yrs.
9000 Commerce Parkway                     Mt. Laurel, NJ                 100,238          1983          40 yrs.
1000 Briggs Road                          Mt. Laurel, NJ                 114,279          1986          40 yrs.
1025 Briggs Road                          Mt. Laurel, NJ                 149,673          1987          40 yrs.
9 Stow Road                               Marlton, NJ                     46,343          1998          40 yrs.
2000 Crawford Place                       Mt. Laurel, NJ                 116,103          1986          40 yrs.
1351 Metropolitan Avenue                  Pureland, NJ                    54,794          1986          40 yrs.
650 Grove Road                            Pureland, NJ                    81,573          1986          40 yrs.
400 Grove Road                            Pureland, NJ                    45,730          1986          40 yrs.
5000 Dearborn Court                       Mt. Laurel, NJ                  87,628          1998          40 yrs.
515 Heron Drive                           Bridgeport, NJ                  43,875          1998          40 yrs.
500 Sharptown Road                        Pureland, NJ                    27,694          1998          40 yrs.
625 Heron Drive                           Bridgeport, NJ                  17,032          1998          40 yrs.
605 Heron Drive                           Bridgeport, NJ                  19,286          1998          40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
510 Heron Drive                           Bridgeport, NJ                 147,110          1998          40 yrs.
522 Pedricktown Road                      Bridgeport, NJ                  25,581          1998          40 yrs.
530 Pedricktown Road                      Bridgeport, NJ                  35,747          1998          40 yrs.
540 Pedricktown Road                      Bridgeport, NJ                  85,096          1998          40 yrs.
230 High Hill Road                        Bridgeport, NJ                 166,050          1998          40 yrs.
3 Mallard Court                           Bridgeport, NJ                  45,869          1998          40 yrs.
730 Cardinal Drive                        Bridgeport, NJ                  33,496          1998          40 yrs.
405 Heron Drive                           Bridgeport, NJ                 341,945          1998          40 yrs.
100 Eagle Road                            Bridgeport, NJ                  26,916          1998          40 yrs.
250 High Hill Road                        Bridgeport, NJ                  58,972          1998          40 yrs.
508 Center Square Road                    Bridgeport, NJ                  64,825          1998          40 yrs.
602 Heron Drive                           Bridgeport, NJ                  41,979          1998          40 yrs.
300 Eagle Court                           Bridgeport, NJ                  35,106          1998          40 yrs.
500 Center Square Road                    Bridgeport, NJ                 115,980          1998          40 yrs.
1001 Briggs Road                          Marlton, NJ                     58,262          1998          40 yrs.
1960 Cuthbert Boulevard                   Cherry Hill, NJ                 14,495          1998          40 yrs.
1970 Cuthbert Boulevard                   Cherry Hill, NJ                 16,213          1998          40 yrs.
10000 & 11000 Route 73                    Marlton, NJ                     35,350          1998          40 yrs.
1655 Valley Center Parkway                Bethlehem, PA                  270,601          1993          40 yrs.
6560 Stonegate Drive                      Allentown, PA                  532,695          1989          40 yrs.
6370 Hedgewood Drive                      Allentown, PA                  562,975          1990          40 yrs.
6390 Hedgewood Drive                      Allentown, PA                  596,203          1990          40 yrs.
1495 Valley Center Parkway                Bethlehem, PA                  705,691          1990          40 yrs.
6350 Hedgewood Drive                      Allentown, PA                  694,919          1989          40 yrs.
6330 Hedgewood Drive                      Allentown, PA                1,182,887          1988          40 yrs.
1550 Valley Center Parkway                Bethlehem, PA                  666,867          1988          40 yrs.
1560 Valley Center Parkway                Bethlehem, PA                  842,314          1988          40 yrs.
6580 Snowdrift Road                       Allentown, PA                  632,437          1988          40 yrs.
1510 Valley Center Parkway                Bethlehem, PA                  785,974          1988          40 yrs.
1530 Valley Center Parkway                Bethlehem, PA                  612,279          1988          40 yrs.
6540 Stonegate Drive                      Allentown, PA                  884,223          1988          40 yrs.
974 Marcon Boulevard                      Allentown, PA                  610,833          1987          40 yrs.
964 Marcon Street                         Allentown, PA                  513,208          1985          40 yrs.
764 Roble Road                            Allentown, PA                  248,251          1985          40 yrs.
3174 Airport Road                         Allentown, PA                  448,601          1979          40 yrs.
2196 Avenue C                             Allentown, PA                  437,852          1980          40 yrs.
2202 Hanger Place                         Allentown, PA                  516,071          1981          40 yrs.
2201 Hanger Place                         Allentown, PA                  540,809          1987          40 yrs.
954 Marcon Boulevard                      Allentown, PA                  349,146          1981          40 yrs.
57 South Commerce Way                     Allentown, PA                  325,392          1986          40 yrs.
754 Roble Road                            Allentown, PA                  210,150          1986          40 yrs.
894 Marcon Boulevard                      Allentown, PA                  123,387          1986          40 yrs.
744 Roble Road                            Allentown, PA                  223,063          1986          40 yrs.
944 Marcon Boulevard                      Allentown, PA                  196,238          1986          40 yrs.
1685 Valley Center Parkway                Allentown, PA                  194,585          1996          40 yrs.
6520 Stonegate Drive                      Allentown, PA                   91,305          1996          40 yrs.
7437 Industrial Boulevard                 Allentown, PA                  719,127          1976          40 yrs.
2041 Avenue C                             Allentown, PA                  111,411          1990          40 yrs.
2124 Avenue C                             Allentown, PA                  101,280          1990          40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  314,442          1996          40 yrs.
7384 Penn Drive                           Allentown, PA                  252,082          1988          40 yrs.
7144 Daniels Drive                        Allentown, PA                  511,397          1975          40 yrs.
7620 Cetronia Road                        Allentown, PA                  342,686          1990          40 yrs.
939 Marcon Boulevard                      Allentown, PA                  467,166          1980          40 yrs.
100 Brodhead Road                         Allentown, PA                  255,788          1990          40 yrs.
1455 Valley Center Parkway                Bethlehem, PA                  264,883          1997          40 yrs.
1640 Valley Center Parkway                Bethlehem, PA                  252,324          1996          40 yrs.
1650 Valley Center Parkway                Allentown, PA                  232,257          1997          40 yrs.
1660 Valley Center Parkway                Bethlehem, PA                   78,446          1996          40 yrs.
400 Nestle Way                            Allentown, PA                1,384,476          1997          40 yrs.
83 South Commerce Way                     Bethlehem, PA                   67,321          1989          40 yrs.
85 South Commerce Way                     Bethlehem, PA                   66,404          1989          40 yrs.
87 South Commerce Way                     Bethlehem, PA                   70,312          1989          40 yrs.
89 South Commerce Way                     Bethlehem, PA                   79,181          1997          40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  802,426          1988          40 yrs.
95 Highland Avenue                        Bethlehem, PA                  148,682          1985          40 yrs.
236 Brodhead Road                         Bethlehem, PA                  206,412          1994          40 yrs.
6620 Grant Way                            Allentown, PA                   80,242          1989          40 yrs.
700 Nestle Way                            Allentown, PA                  363,736          1997          40 yrs.
7562 Penn Drive                           Allentown, PA                   22,368          1989          40 yrs.
7277 Williams Avenue                      Allentown, PA                   37,848          1989          40 yrs.
7355 Williams Avenue                      Allentown, PA                   36,861          1998          40 yrs.
794 Roble Boulevard                       Allentown, PA                  124,199          1998          40 yrs.
6923 Schantz Spring Road                  Allentown, PA                   71,984          1998          40 yrs.
2600 Beltline Avenue                      Reading, PA                     46,748          1998          40 yrs.
7132 Daniels Drive                        Allentown, PA                   80,706          1998          40 yrs.
3985 Adler Place                          Bethlehem, PA                   59,043          1998          40 yrs.
12000,001,040 Indian Creek Court          Beltsville, MD               2,664,578          1986          40 yrs.
8280 Patuxent Range Drive                 Columbia, MD                   574,630          1978          40 yrs.
7178-80 Columbia Gateway                  Columbia, MD                   598,024          1987          40 yrs.
8730 Bollman Place                        Columbia, MD                   439,998          1984          40 yrs.
9770 Patuxent Woods Drive                 Columbia, MD                   127,258          1986          40 yrs.
9780 Patuxent Woods Drive                 Columbia, MD                    81,396          1986          40 yrs.
9790 Patuxent Woods Drive                 Columbia, MD                    90,818          1986          40 yrs.
9810 Patuxent Woods Drive                 Columbia, MD                    99,375          1986          40 yrs.
9800 Patuxent Woods Drive                 Columbia, MD                   111,322          1988          40 yrs.
9820 Patuxent Woods Drive                 Columbia, MD                    88,544          1988          40 yrs.
9830 Patuxent Woods Drive                 Columbia, MD                   110,297          1986          40 yrs.
9050 Red Branch Road                      Columbia, MD                    97,282          1972          40 yrs.
4606 Richlynn Drive                       Belcamp, MD                     30,401          1998          40 yrs.
8945-8975 Guilford                        Columbia, MD                    93,355          1998          40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
7317 Parkway Drive                        Hanover, MD                     11,693          1998          40 yrs.
180,190 Cochrane Drive                    Annapolis, MD                3,312,052          1989          40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD                 1,008,825          1984          40 yrs.
9125,9135,9145 Guilford Road              Columbia, MD                 1,673,490          1983          40 yrs.
10 South Third Street                     Richmond, VA                    15,059          1930          40 yrs.
1751 Bluehills Drive                      Roanoke, VA                    798,386          1991          40 yrs.
4300 Carolina Avenue                      Richmond, VA                 1,439,109          1985          40 yrs.
301 Hill Carter Parkway                   Richmond, VA                   463,313          1989          40 yrs.
4001 Carolina Avenue                      Richmond, VA                    33,866          1935          40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA                   372,272          1989          40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA                   432,009          1990          40 yrs.
5700 Eastport Boulevard                   Richmond, VA                   265,517          1990          40 yrs.
11020 Hull Street Road                    Richmond, VA                    61,054          1987          40 yrs.
3432 Holland Road                         Virginia Beach, VA              75,736          1989          40 yrs.
4880 Cox Road                             Richmond, VA                   218,920          1995          40 yrs.
5162 Valleypointe Parkway                 Roanoke, VA                    247,981          1993          40 yrs.
4101- 4127 Carolina Avenue                Richmond, VA                   219,107          1973          40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA                   495,582          1975          40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA                   261,077          1976          40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                   161,914          1978          40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA                   243,384          1979          40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA                   343,968          1981          40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA                   355,541          1982          40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA                   528,072          1985          40 yrs.
4645-4683 Carolina Avenue                 Richmond, VA                   818,691          1985          40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA                   276,058          1987          40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA                   432,781          1988          40 yrs.
12 S. Third Street                        Richmond, VA                    17,903          1900          40 yrs.
9601 Cosner Drive                         Fredericksburg, VA             364,233          1995          40 yrs.
315 Cardiff Valley Road                   Knoxville, TN                  289,579          1994          40 yrs.
2300 East Parham Road                     Richmond, VA                    96,866          1988          40 yrs.
1347 Diamond Springs Road                 Virginia Beach, VA             311,762          1980          40 yrs.
5221 Valleypark Drive - Bldg A            Roanoke, VA                    180,344          1988          40 yrs.
5228 Valleypointe Parkway - Bldg B        Roanoke, VA                    103,115          1988          40 yrs.
5238 Valleypark Drive - Bldg C            Roanoke, VA                    202,173          1989          40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA                   470,350          1996          40 yrs.
5900 Eastport Boulevard                   Richmond, VA                   209,603          1997          40 yrs.
4717-4729 Eubank Road                     Richmond, VA                   272,230          1978          40 yrs.
5251 Concourse Drive                      Roanoke, VA                    145,421          1997          40 yrs.
4263F Carolina Avenue                     Richmond, VA                   104,855          1975          40 yrs.
4200 Oakleys Court                        Richmond, VA                   140,668          1990          40 yrs.
1821 Battery Dantzler Road                Richmond, VA                   171,294          1990          40 yrs.
5000 Cox Road                             Glen Allen, VA                 209,624          1990          40 yrs.
510 Eastpark Court                        Richmond, VA                   122,294          1989          40 yrs.
520 Eastpark Court                        Richmond, VA                   233,889          1989          40 yrs.
13001 Kingston Avenue                     Chester, VA                     49,506          1997          40 yrs.
5701-5799 Eastport Boulevard              Richmond, VA                   129,614          1996          40 yrs.
4801 Cox Road                             Richmond, VA                   109,422          1997          40 yrs.
600 Liberty Way                           Richmond, VA                   195,185          1997          40 yrs.
500 Liberty Way                           Richmond, VA                   123,804          1997          40 yrs.
4198 Cox Road                             Glen Allen, VA                 135,709          1984          40 yrs.
5310 Valley Park Drive                    Roanoke, VA                     78,104          1997          40 yrs.
4510 Cox Road                             Glen Allen, VA                 251,142          1990          40 yrs.
2809 South Lynnhaven Road                 Virginia Beach, VA             162,483          1987          40 yrs.
200 Golden Oak Court                      Virginia Beach, VA             172,603          1988          40 yrs.
208 Golden Oak Court                      Virginia Beach, VA             171,308          1989          40 yrs.
1 Enterprise Parkway                      Hampton, VA                    142,622          1987          40 yrs.
22 Enterprise Parkway                     Hampton, VA                    173,121          1990          40 yrs.
484 Viking Drive                          Virginia Beach, VA              88,554          1998          40 yrs.
10430 Lakeridge Parkway                   Richmond, VA                    87,185          1998          40 yrs.
10456 Lakeridge Parkway                   Richmond, VA                    85,107          1998          40 yrs.
3829-3855 Gaskins Road                    Richmond, VA                    68,058          1998          40 yrs.
629 Phoenix Drive                         Virginia Beach, VA              39,661          1998          40 yrs.
11838 Rock Landing Drive                  Newport News, VA                40,403          1998          40 yrs.
11844 Rock Landing Drive                  Newport News, VA                26,334          1998          40 yrs.
11846 Rock Landing Drive                  Newport News, VA                26,865          1998          40 yrs.
5700 Cleveland Street                     Virginia Beach, VA             121,519          1998          40 yrs.
4523 Green Point Drive                    High Point, NC                 458,307          1988          40 yrs.
4501 Green Point Drive                    High Point, NC                 456,402          1989          40 yrs.
4500 Green Point Drive                    High Point, NC                 471,659          1989          40 yrs.
2427 Penny Road                           High Point, NC               1,225,430          1990          40 yrs.
4524 Green Point Drive                    High Point, NC                 458,617          1989          40 yrs.
4328, 4336 Federal Drive                  High Point, NC               1,016,982          1995          40 yrs.
200 Centreport Drive                      Greensboro, NC                 418,046          1986          40 yrs.
4344 Federal Drive                        High Point, NC                 199,963          1996          40 yrs.
202 Centreport Drive                      Greensboro, NC                 443,629          1990          40 yrs.
101 Centreport Drive                      Greensboro, NC                 153,222          1996          40 yrs.
4000 Piedmont Parkway                     High Point, NC                 387,313          1997          40 yrs.
4380 Federal Drive                        High Point, NC                 149,935          1997          40 yrs.
4388 Federal Drive                        High Point, NC                  72,247          1997          40 yrs.
6532 Judge Adams Road                     Rock Creek, NC                 126,542          1997          40 yrs.
3860 Faber Place                          N. Charleston, SC               89,246          1995          40 yrs.
4055 Faber Place                          N. Charleston, SC              208,987          1989          40 yrs.
3820 Faber Place                          N. Charleston, SC              147,332          1993          40 yrs.
3875 Faber Place                          N. Charleston, SC              151,811          1997          40 yrs.
440 Knox Abbott Drive                     Cayce, SC                      172,824          1989          40 yrs.
150 Ridgeview Center Drive                Duncan, SC                     337,530          1984          40 yrs.
1320 Garlington Road                      Greenville, SC                  83,698          1986          40 yrs.
420 Park Avenue                           Greenville, SC                 180,690          1986          40 yrs.
1 Alliance Drive                          Goose Creek, SC                 24,076          1997          40 yrs.
111 Southchase Boulevard                  Fountain Inn, SC               204,524          1989          40 yrs.

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
300 International Boulevard               Fountain Inn, SC                26,597          1995          40 yrs.
4160 Mendenhall Oaks Parkway              High Point, NC                  44,077          1997          40 yrs.
1208 Eastchester Drive                    High Point, NC                 199,866          1988          40 yrs.
7720 Mendenhall Oaks Parkway              High Point, NC                 172,218          1997          40 yrs.
One Independence Pointe                   Greenville, SC                 171,074          1982          40 yrs.
55 Beattie Place                          Greenville, SC                 643,645          1986          40 yrs.
75 Beattie Place                          Greenville, SC                 480,694          1987          40 yrs.
7736 McCloud Road                         Greensboro, NC                 149,963          1998          40 yrs.
15 Brendan Way                            Greenville, SC                  56,300          1998          40 yrs.
200 Meeting Street                        Charleston, SC                 625,087          1998          40 yrs.
7500 West 110th Street                    Overland Park, KS              158,794          1998          40 yrs.
8035 Quivira Road                         Lenexa, KS                      78,518          1998          40 yrs.
4300 Federal Drive                        High Point, NC                  11,292          1998          40 yrs.
1730 Stebbins Drive                       Houston, TX                    241,809          1973          40 yrs.
5911-5925 Richard Street                  Jacksonville, FL               230,680          1977          40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL               255,735          1973          40 yrs.
8775 Baypine Road                         Jacksonville, FL               619,310          1989          40 yrs.
8539 Western Way                          Jacksonville, FL               837,304          1987          40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL               872,423          1987          40 yrs.
6600-6660 Suemac Place                    Jacksonville, FL               838,207          1987          40 yrs.
6800-6850 Suemac Place                    Jacksonville, FL               476,617          1973          40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL             1,045,560          1987          40 yrs.
8540 Baycenter Road                       Jacksonville, FL               470,653          1984          40 yrs.
1200 Riverplace Boulevard                 Jacksonville, FL             5,506,045          1985          40 yrs.
8400 Baymeadows Way                       Jacksonville, FL               604,642          1987          40 yrs.
8614 Baymeadows Way                       Jacksonville, FL               343,109          1986          40 yrs.
5941-5975 Richard Street                  Jacksonville, FL               541,616          1978          40 yrs.
7970 Bayberry Road                        Jacksonville, FL               461,626          1978          40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL               675,973          1979          40 yrs.
7898 Baymeadows Way                       Jacksonville, FL               767,045          1978          40 yrs.
5977-6607 Richard Street                  Jacksonville, FL               827,643          1980          40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL               994,555          1981          40 yrs.
7954 & 7960 Baymeadows Way                Jacksonville, FL             1,025,493          1982          40 yrs.
8787 Baypine Road                         Jacksonville, FL            13,846,990          1990          40 yrs.
7077 Bonneval Road                        Jacksonville, FL             1,123,290          1988          40 yrs.
4190 Belfort Road                         Jacksonville, FL             1,234,606          1986          40 yrs.
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               470,497          1987          40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL               212,821          1996          40 yrs.
7040 AC Skinner Parkway                   Jacksonville, FL               393,078          1996          40 yrs.
11777 Central Highway                     Jacksonville, FL               380,748          1985          40 yrs.
4345 Southpoint Parkway                   Jacksonville, FL               200,886          1996          40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL               208,107          1996          40 yrs.
7018 AC Skinner Parkway                   Jacksonville, FL               281,234          1997          40 yrs.
6620 Southpoint Drive                     Jacksonville, FL               233,653          1984          40 yrs.
7980 Bayberry Road                        Jacksonville, FL                48,050          1978          40 yrs.
9600 Satellite Boulevard                  Orlando, FL                     49,318          1989          40 yrs.
9700 Satellite Boulevard                  Orlando, FL                     43,599          1989          40 yrs.
1902 Cypress Lake Drive                   Orlando, FL                    112,532          1989          40 yrs.
8250 & 8256 Exchange Place                Orlando, FL                     79,556          1985          40 yrs.
6600 Southpoint Parkway                   Jacksonville, FL               127,580          1986          40 yrs.
6700 Southpoint Parkway                   Jacksonville, FL               101,292          1987          40 yrs.
4801 Executive Park Court - 100           Jacksonville, FL                98,251          1990          40 yrs.
4801 Executive Park Court - 200           Jacksonville, FL                49,391          1990          40 yrs.
4810 Executive Park Court                 Jacksonville, FL                60,325          1990          40 yrs.
6602 Executive Park Court - 100           Jacksonville, FL                53,870          1993          40 yrs.
6602 Executive Park Court - 200           Jacksonville, FL                39,511          1993          40 yrs.
6631 Executive Park Court - 100           Jacksonville, FL                33,584          1994          40 yrs.
6631 Executive Park Court - 200           Jacksonville, FL                55,325          1994          40 yrs.
4815 Executive Park Court - 100           Jacksonville, FL                48,894          1995          40 yrs.
4815 Executive Park Court - 200           Jacksonville, FL                61,800          1995          40 yrs.
4825 Executive Park Court                 Jacksonville, FL                80,256          1996          40 yrs.
4820 Executive Park Court                 Jacksonville, FL                74,174          1997          40 yrs.
10511 & 10611 Satellite Boulevard         Orlando, FL                     67,784          1985          40 yrs.
1400-1440 Central Florida Parkway         Orlando, FL                     64,986          1962          40 yrs.
6601 Executive Park Circle North          Jacksonville, FL                78,025          1998          40 yrs.
1300 Riverplace Boulevard                 Jacksonville, FL               165,243          1998          40 yrs.
4901 Belfort Land                         Jacksonville, FL                68,475          1998          40 yrs.
16445 Air Center Boulevard                Houston, TX                     38,383          1998          40 yrs.
16405 Air Center Boulevard                Houston, TX                     46,371          1998          40 yrs.
2216 Directors Row                        Orlando, FL                     37,515          1998          40 yrs.
7460 Chancellor Drive                     Orlando, FL                     20,847          1998          40 yrs.
1901 Summit Tower Boulevard               Maitland, FL                   183,500          1998          40 yrs.
3701-3727 Vineland Road                   Orlando, FL                     30,854          1998          40 yrs.
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,150,267          1988          40 yrs.
5501-5502 Pioneer Park Boulevard          Tampa, FL                      192,999          1981          40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                      187,513          1979          40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      257,549          1986          40 yrs.
8401-8408 Benjamin Road                   Tampa, FL                      372,321          1986          40 yrs.
3501 Riga Boulevard                       Tampa, FL                      184,628          1983          40 yrs.
111 Kelsey Lane                           Tampa, FL                      105,277          1990          40 yrs.
7930, 8010-20 Woodland Center             Tampa, FL                      224,458          1990          40 yrs.
7920 Woodland Center Boulevard            Tampa, FL                      141,285          1997          40 yrs.
8154-8198 Woodland Center Boulevard       Tampa, FL                      122,088          1988          40 yrs.
8112-42 Woodland Center Boulevard         Tampa, FL                      135,308          1995          40 yrs.
8212 Woodland Center Boulevard            Tampa, FL                       96,449          1996          40 yrs.
131 Kelsey Lane                           Tampa, FL                       58,108          1998          40 yrs.
7724 Woodland Center Boulevard            Tampa, FL                       47,183          1997          40 yrs.
8921 Brittany Way                         Tampa, FL                       21,500          1997          40 yrs.
5250 Eagle Trail Drive                    Tampa, FL                       22,890          1998          40 yrs.
1701 Clint Moore Boulevard                Boca Raton, FL                 115,673          1985          40 yrs.
4555 Riverside Drive                      Beach Gardens, FL              194,123          1988          40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
2500 Metrocentre Boulevard                West Palm Beach, FL             51,770          1988          40 yrs.
2540 Metrocentre Boulevard                West Palm Beach, FL             35,718          1988          40 yrs.
2541 Metrocentre Boulevard                West Palm Beach, FL             31,489          1988          40 yrs.
2580 Metrocentre Boulevard                West Palm Beach, FL             55,625          1988          40 yrs.
2581 Metrocentre Boulevard                West Palm Beach, FL             41,049          1988          40 yrs.
1101 Northpoint Parkway                   West Palm Beach, FL             37,144          1998          40 yrs.
3223 Commerce Place                       West Palm Beach, FL             37,935          1998          40 yrs.
801 Northpoint Parkway                    West Palm Beach, FL             65,072          1998          40 yrs.
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             114,952          1985          40 yrs.
6500 NW 12th Avenue                       Ft. Lauderdale, FL              66,204          1998          40 yrs.
6600 NW 12th Avenue                       Ft. Lauderdale, FL              67,173          1998          40 yrs.
1500 SW 5th Court                         Pompano Beach, FL               89,267          1998          40 yrs.
1651 SW 5th Court                         Pompano Beach, FL               18,704          1998          40 yrs.
1601 SW 5th Court                         Pompano Beach, FL               19,137          1998          40 yrs.
1501 SW 5th Court                         Pompano Beach, FL               18,687          1998          40 yrs.
1400 SW 6th Court                         Pompano Beach, FL              106,196          1998          40 yrs.
1405 SW 6th Court                         Pompano Beach, FL               35,975          1998          40 yrs.
595 SW 13th Terrace                       Pompano Beach, FL               32,966          1998          40 yrs.
601 SW 13th Terrace                       Pompano Beach, FL               15,159          1998          40 yrs.
605 SW 16th Terrace                       Pompano Beach, FL               30,930          1998          40 yrs.
2440-2478 Metrocentre Bouulevard          West Palm Beach, FL             53,485          1998          40 yrs.
951 Broken Sound Parkway                  Boca Raton, FL                 154,481          1998          40 yrs.
3400 Lakeside Drive                       Miramar, FL                    289,411          1998          40 yrs.
3450 Lakeside Drive                       Miramar, FL                    285,712          1998          40 yrs.
13650 NW 8th Street                       Sunrise, FL                     40,900          1998          40 yrs.
13630 NW 8th Street                       Sunrise, FL                     54,375          1998          40 yrs.
777 Yamato Road                           Boca Raton, FL                 200,773          1998          40 yrs.
1801 Clint Moore Boulevard.               Boca Raton, FL                  56,315          1998          40 yrs.
6601-6625 W. 78th Street                  Bloomington, MN                163,732          1997          40 yrs.
2905 Northwest Boulevard                  Plymouth, MN                   225,672          1983          40 yrs.
2800 Campus Drive                         Plymouth, MN                   162,318          1985          40 yrs.
2955 Xenium Lane                          Plymouth, MN                    69,102          1985          40 yrs.
9401-9443 Science Center Drive            New Hope, MN                   177,557          1989          40 yrs.
6321-6325 Bury Drive                      Eden Prairie, MN               182,981          1988          40 yrs.
7115-7173 Shady Oak Road                  Eden Prairie, MN               188,693          1984          40 yrs.
7660-7716 Golden Triangle Drive           Eden Prairie, MN               275,256          1988          40 yrs.
7400 Flying Cloud Drive                   Eden Prairie, MN                77,867          1987          40 yrs.
330 Second Avenue                         Minneapolis, MN                838,293          1980          40 yrs.
10301-10305 West 70th Street              Eden Prairie, MN                49,733          1984          40 yrs.
10321 West 70th Street                    Eden Prairie, MN                58,367          1984          40 yrs.
10333 West 70th Street                    Eden Prairie, MN                44,611          1984          40 yrs.
10349-10357 West 70th Street              Eden Prairie, MN               118,271          1985          40 yrs.
10365-10375 West 70th Street              Eden Prairie, MN               115,676          1985          40 yrs.
10393-10394 West 70th Street              Eden Prairie, MN               114,884          1985          40 yrs.
7078 Shady Oak Road                       Eden Prairie, MN               135,908          1985          40 yrs.
5600 & 5610 Rowland Road                  Minnetonka, MN                 282,072          1988          40 yrs.
2920 Northwest Boulevard                  Plymouth, MN                   125,225          1997          40 yrs.
5400-5500 Feltl Road                      Minnetonka, MN                 171,811          1998          40 yrs.
10300 Bren Road                           Minnetonka, MN                  84,656          1998          40 yrs.
14630-14650 28th Avenue North             Plymouth, MN                    37,803          1998          40 yrs.
7695-7699 Anagram Drive                   Eden Prairie, MN                54,388          1998          40 yrs.
7550 Meridian Circle                      Maple Grove, MN                 42,459          1998          40 yrs.
2800 Northwest Boulevard                  Plymouth, MN                   159,738          1998          40 yrs.
3255 Neil Armstrong Boulevard             Eagan, MN                        1,557          1998          40 yrs.
4801 West 81st Street                     Bloomington, MN                 31,450          1998          40 yrs.
8100 Cedar Avenue                         Bloomington, MN                 45,970          1998          40 yrs.
9600 54th Avenue                          Plymouth, MN                    45,148          1998          40 yrs.
7800 Equitable Drive                      Eden Prairie, MN                23,627          1998          40 yrs.
7905 Fuller Road                          Eden Prairie, MN                12,773          1998          40 yrs.
26911-26957 Northwestern Highway          Southfield, MI               2,866,873          1985          40 yrs.
1650 Research Drive                       Troy, MI                       271,625          1985          40 yrs.
1775 Research Drive                       Troy, MI                       106,453          1985          40 yrs.
1875 Research Drive                       Troy, MI                       105,953          1986          40 yrs.
1850 Research Drive                       Troy, MI                       282,592          1986          40 yrs.
1965 Research Drive                       Troy, MI                       136,185          1987          40 yrs.
1960 Research Drive                       Troy, MI                       136,748          1987          40 yrs.
27260 Haggerty Road                       Farmington Hills, MI           155,683          1983          40 yrs.
27200 Haggerty Road                       Farmington Hills, MI           130,504          1983          40 yrs.
27280 Haggerty Road                       Farmington Hills, MI           145,610          1983          40 yrs.
27220 Haggerty Road                       Farmington Hills, MI            68,292          1985          40 yrs.
27240 Haggerty Road                       Farmington Hills, MI            57,709          1985          40 yrs.
27300 Haggerty Road                       Farmington Hills, MI           131,148          1985          40 yrs.
1101 Allen Drive                          Troy, MI                        28,195          1974          40 yrs.
1151 Allen Drive                          Troy, MI                        46,958          1974          40 yrs.
1300 Rankin Street                        Troy, MI                        38,501          1979          40 yrs.
1350 Rankin Street                        Troy, MI                        32,129          1979          40 yrs.
1376-1400 Rankin Street                   Troy, MI                        39,331          1979          40 yrs.
1352-1374 Rankin Street                   Troy, MI                        43,988          1979          40 yrs.
1324-1346 Rankin Street                   Troy, MI                        38,288          1979          40 yrs.
1301-1307 Rankin Street                   Troy, MI                        31,995          1978          40 yrs.
1409 Allen Drive                          Troy, MI                        41,375          1978          40 yrs.
1304 E. Maple Road                        Troy, MI                        62,835          1971          40 yrs.
1334 Maplelawn Road                       Troy, MI                        35,313          1983          40 yrs.
1290 Maplelawn Road                       Troy, MI                        24,950          1984          40 yrs.
1070 Maplelawn Road                       Troy, MI                        20,029          1982          40 yrs.
950 Maplelawn Road                        Troy, MI                        71,668          1982          40 yrs.
894 Maplelawn Road                        Troy, MI                        51,663          1986          40 yrs.
1179 Maplelawn Road                       Troy, MI                        25,652          1984          40 yrs.
1940 Norwood Drive                        Troy, MI                        24,776          1983          40 yrs.
1311-1331 Maplelawn Road                  Troy, MI                        35,679          1986          40 yrs.
2354 Bellingham Street                    Troy, MI                        25,018          1990          40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
2360 Bellingham Street                    Troy, MI                        24,979          1985          40 yrs.
1911 Ring Drive                           Troy, MI                        24,688          1986          40 yrs.
26442-26450 Haggerty Road                 Farmington Hills, MI            67,655          1988          40 yrs.
26500 Haggerty Road                       Farmington Hills, MI            88,481          1986          40 yrs.
26650 Haggerty Road                       Farmington Hills, MI            49,382          1988          40 yrs.
26700 Haggerty Road                       Farmington Hills, MI            72,101          1986          40 yrs.
26750 Haggerty Road                       Farmington Hills, MI            83,376          1988          40 yrs.
26800 Haggerty Road                       Farmington Hills, MI            50,032          1986          40 yrs.
26842-26850 Haggerty Road                 Farmington Hills, MI            68,190          1988          40 yrs.
50 West Big Bear Road                     Troy, MI                       490,985          1998          40 yrs.
100 West Big Bear Road                    Troy, MI                       477,423          1998          40 yrs.
245 Executive Drive                       Brookfield, WI                 108,756          1998          40 yrs.
8301 West Parkland Court                  Milwaukee, WI                   67,759          1998          40 yrs.
4701 West Schroeder Drive                 Brown Deer, WI                  59,838          1998          40 yrs.
4555 West Schroeder Drive                 Brown Deer, WI                 103,497          1998          40 yrs.
32991 Hamilton Court                      Farmington Hills, MI            76,669          1998          40 yrs.
7800 N. 113th Street                      Milwaukee, WI                   85,670          1998          40 yrs.
2475-2479 Elliot Avenue                   Troy, MI                         5,379          1998          40 yrs.
32661 Edward Avenue                       Madison Heights, MI             24,275          1998          40 yrs.
32701 Edward Avenue                       Madison Heights, MI             14,215          1998          40 yrs.
32751 Edward Avenue                       Madison Heights, MI             10,381          1998          40 yrs.
32853 Edward Avenue                       Madison Heights, MI              9,054          1998          40 yrs.
555 East Mandoline Avenue                 Madison Heights, MI              8,432          1998          40 yrs.
599 East Mandoline Avenue                 Madison Heights, MI              6,776          1998          40 yrs.
749 East Mandoline Avenue                 Madison Heights, MI              7,375          1998          40 yrs.
750 East Mandoline Avenue                 Madison Heights, MI              7,720          1998          40 yrs.
900 East Mandoline Avenue                 Madison Heights, MI              8,040          1998          40 yrs.
949 East Mandoline Avenue                 Madison Heights, MI              8,107          1998          40 yrs.
32390-32400 Howard Avenue                 Madison Heights, MI              6,205          1998          40 yrs.
32090 John R. Road                        Madison Heights, MI              4,185          1998          40 yrs.
31601 Research Park Drive                 Madison Heights, MI             19,580          1998          40 yrs.
31651 Research Park Drive                 Madison Heights, MI             11,474          1998          40 yrs.
31700 Research Park Drive                 Madison Heights, MI             19,012          1998          40 yrs.
31701 Research Park Drive                 Madison Heights, MI             11,214          1998          40 yrs.
31751 Research Park Drive                 Madison Heights, MI             13,547          1998          40 yrs.
31800 Research Park Drive                 Madison Heights, MI             16,681          1998          40 yrs.
800 Tech Row                              Madison Heights, MI             31,112          1998          40 yrs.
900 Tech Row                              Madison Heights, MI              9,205          1998          40 yrs.
1000 Tech Row                             Madison Heights, MI             27,374          1998          40 yrs.
31771 Sherman Avenue                      Madison Heights, MI              6,719          1998          40 yrs.
31791 Sherman Avenue                      Madison Heights, MI              6,769          1998          40 yrs.
31811 Sherman Avenue                      Madison Heights, MI             12,280          1998          40 yrs.
31831 Sherman Avenue                      Madison Heights, MI              9,375          1998          40 yrs.
31900 Sherman Avenue                      Madison Heights, MI             18,796          1998          40 yrs.
800 East Whitcomb Avenue                  Madison Heights, MI             13,486          1998          40 yrs.
950 East Whitcomb Avenue                  Madison Heights, MI             22,522          1998          40 yrs.
1000 East Whitcomb Avenue                 Madison Heights, MI             10,815          1998          40 yrs.
1100 East Whitcomb Avenue                 Madison Heights, MI              8,666          1998          40 yrs.
1201 East Whitcomb Avenue                 Madison Heights, MI             12,642          1998          40 yrs.
1210 East Whitcomb Avenue                 Madison Heights, MI              3,428          1998          40 yrs.
1260 Kempar Avenue                        Madison Heights, MI              4,046          1998          40 yrs.
1280 Kempar Avenue                        Madison Heights, MI              5,608          1998          40 yrs.
1001 East Lincoln Avenue                  Madison Heights, MI             21,363          1998          40 yrs.
1201 East Lincoln Avenue                  Madison Heights, MI             22,281          1998          40 yrs.
22515 Heslip Drive                        Madison Heights, MI              3,523          1998          40 yrs.
8400 Lakeview Parkway                     Pleasant Prairie, WI             2,800          1998          40 yrs.
8401 Lakeview Parkway                     Pleasant Prairie, WI             2,404          1998          40 yrs.
9801 80th Avenue                          Pleasant Prairie, WI             5,519          1998          40 yrs.
50 Gibson Drive                           West Malling, UK               635,610          1996          40 yrs.
25 Kings Hill Avenue                      West Malling, UK               826,438          1996          40 yrs.
2 Kings Hill Avenue                       West Malling, UK               521,574          1996          40 yrs.
50 Kings Hill Avenue                      West Malling, UK               969,612          1996          40 yrs.
10 Kings Hill Avenue                      West Malling, UK               100,337          1997          40 yrs.
                                                                    ------------
Subtotal Operating Properties                                       $209,023,187
                                                                    ============

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                     Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
DEVELOPMENT IN PROGRESS
45 Liberty Boulevard                      Malvern, PA               $          -          1997          N/A
3 Franklin Plaza                          Philadelphia, PA                     -          1997          N/A
2500 Renaissance Boulevard                King of Prussia, PA                  -          1997          N/A
2300 Renaissance Boulevard                King of Prussia, PA                  -          1997          N/A
2100 Renaissance Boulevard                King of Prussia, PA                  -          1998          N/A
4 Walnut Grove                            Horsham, PA                          -          1998          N/A
PNC Bank - Phase II Construction          Philadelphia, PA                     -          1998          N/A
600 Chesterfield Parkway                  Malvern, PA                          -          1998          N/A
700 Chesterfield Parkway                  Malvern, PA                          -          1998          N/A
2520 Renaissance Boulevard                King of Prussia, PA                  -          1998          N/A
201 Berkeley Drive                        Bridgeport, NJ                       -          1997          N/A
300 Commodore Drive                       Bridgeport, NJ                       -          1997          N/A
1020 Briggs Road Land                     Mt. Laurel, NJ                       -          1997          N/A
800 Arlington Boulevard                   Logan, NJ                            -          1998          N/A
1525 Valley Center Parkway                Allentown, PA                        -          1997          N/A
Lehigh Valley West Land - Lot 4           Upper Macungie, PA                   -          1998          N/A
5500 Cox Road                             Richmond, VA                         -          1997          N/A
701 Liberty Way                           Richmond, VA                         -          1997          N/A
5305 Valley Park Drive                    Roanoke, VA                          -          1997          N/A
530 Eastpark Court                        Richmond, VA                         -          1997          N/A
801 Liberty Way                           Richmond, VA                         -          1998          N/A
6532 Judge Adams Road                     Whitsett, NC                         -          1997          N/A
4194 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
4196 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
4170 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
4180 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
3955 Faber Place                          Charleston, SC                       -          1998          N/A
7014 AC Skinner Parkway                   Jacksonville, FL                     -          1996          N/A
9550 Satellite Boulevard                  Orlando, FL                          -          1997          N/A
Butler Plaza                              Jacksonville, FL                     -          1998          N/A
7802-50 Woodland Center Boulevard         Tampa, FL                            -          1997          N/A
7852-98 Woodland Center Boulevard         Tampa, FL                            -          1997          N/A
7725 Woodland Center Boulevard            Tampa, FL                            -          1998          N/A
8001 Woodland Center Boulevard            Tampa, FL                            -          1998          N/A
4630 Woodland Corporate Boulevard         Tampa, FL                            -          1998          N/A
Silo Bend 12                              Tampa, FL                            -          1998          N/A
Huntington Square Land                    Miramar, FL                          -          1998          N/A
10400 Southwest Crossing                  Eden Prairie, MN                     -          1997          N/A
9023 Columbine Road                       Eden Prairie, MN                     -          1998          N/A
West Tech Park Land (Lot B)               Farmington Hills, MI                 -          1997          N/A
West Tech Park Land (Lot C)               Farmington Hills, MI                 -          1997          N/A
30 Tower View                             West Malling, UK                     -          1997          N/A
35 Kings Hill Avenue                      West Malling, UK                     -          1997          N/A
39 Kings Hill Avenue                      West Malling, UK                     -          1997          N/A
18 Kings Hill Avenue                      West Malling, UK                     -          1997          N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                     Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $          -          1989          N/A
Three Country View Road                   Malvern, PA                          -          1995          N/A
550 Lapp Road                             Malvern, PA                          -          1995          N/A
Cedar Hollow Road Land                    Malvern, PA                          -          1996          N/A
Walnut Grove Land                         Horsham, PA                          -          1996          N/A
35 Liberty Boulevard Land                 Malvern, PA                          -          1997          N/A
Great Valley Land                         Malvern, PA                          -          1997          N/A
10 Matthews Rd South Land                 Malvern, PA                          -          1997          N/A
Renaissance Park Land                     King of Prussia, PA                  -          1998          N/A
Swedes Run Business Park Land             Delran, NJ                           -          1992          N/A
Marlton Crossing Land                     Marlton, NJ                          -          1994          N/A
Commodore Business Park                   Logan Twp., NJ                       -          1995          N/A
Boulden Land                              New Castle, DE                       -          1995          N/A
Marlton Executive Park Land               Marlton, NJ                          -          1994          N/A
1015 Briggs Road Land                     Mt. Laurel, NJ                       -          1997          N/A
Lehigh Valley Corporate Center Land       Bethlehem, PA                        -          1987          N/A
Lehigh Valley West Lots 13,14,15          Allentown, PA                        -          1995          N/A
LVCC Phase 2 Land                         Bethlehem, PA                        -          1998          N/A
LV West Land - Lot 5A                     Upper Macungie, PA                   -          1998          N/A
Park at Valleypointe Land                 Roanoke, VA                          -          1995          N/A
Fairgrounds Distribution Center Land      Richmond, VA                         -          1995          N/A
Rivers' Bend Land                         Richmond, VA                         -          1995          N/A
Oakleys Center Land                       Richmond, VA                         -          1996          N/A
Woodlands Center Land                     Richmond, VA                         -          1996          N/A
501 Liberty Way                           Richmond, VA                         -          1996          N/A
601 HP Way (HP3)                          Richmond, VA                         -          1997          N/A
6000-98 Eastport Boulevard                Richmond, VA                         -          1997          N/A
Eastport VIII                             Richmond, VA                         -          1997          N/A
Eastport IX                               Richmond, VA                         -          1997          N/A
Brill 2 Land                              Richmond, VA                         -          1998          N/A
Westmoreland Land                         Virginia Beach, VA                   -          1998          N/A
Westmoreland III Land                     Virginia Beach, VA                   -          1998          N/A
Mendenhall Land                           High Point, NC                       -          1995          N/A
Independence Pointe Land                  Greenville, SC                       -          1997          N/A
Executive Park at Faber Place Land        Charleston, SC                       -          1998          N/A
Northpoint Industrial Park Land           Columbia, SC                         -          1998          N/A
Overlook Business Center Land             Columbia, SC                         -          1998          N/A
Ridgeview Center Land                     Greenville, SC                       -          1998          N/A
Southchase Business Park Land             Greenville, SC                       -          1998          N/A
Woodfield Land                            Greenville, SC                       -          1998          N/A
Southpoint Business Park Land             Jacksonville, FL                     -          1994          N/A
Liberty Business Park Land                Jacksonville, FL                     -          1995          N/A
7024 AC Skinner Parkway                   Jacksonville, FL                     -          1995          N/A
Silo Bend Land (LPDC)                     Tampa, FL                            -          1996          N/A
Exchange Place Land                       Orlando, FL                          -          1997          N/A
Belfort Road                              Jacksonville, FL                     -          1998          N/A
Butler Plaza Land                         Jacksonville, FL                     -          1998          N/A
Central Green Land                        Houston, TX                          -          1998          N/A
Salisbury Road Land                       Jacksonville, FL                     -          1998          N/A
Airport West                              Tampa, FL                            -          1995          N/A
Woodland Corporate Center Land            Tampa, FL                            -          1998          N/A
Pompano Business Park Land - Parcel 2     Boca Raton, FL                       -          1998          N/A
Pompano Business Park Land - Parcel 3     Boca Raton, FL                       -          1998          N/A
Boca Colannade Land - Yamato Road         Boca Raton, FL                       -          1998          N/A
Klodt Land                                Eden Prairie, MN                     -          1998          N/A
Flying Cloud Land                         Eden Prairie, MN                     -          1998          N/A
Romulus Land                              Romulus, MI                          -          1998          N/A
4 ABW                                     West Malling, UK                     -          1998          N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ============


TOTAL ALL PROPERTIES                                                $209,023,187
                                                                    ============

                                                           SCHEDULE III

                     LIBERTY PROPERTY TRUST
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                       1998        1997        1996
                                    ---------   ----------  ----------

REAL ESTATE:
 Balance at beginning of year       $2,106,028  $1,180,385  $  920,472
   Additions                           944,794     968,567     269,496
   Disposition of property             (22,680)    (42,924)     (9,583)
                                    ----------  ----------  ----------
 Balance at end of year             $3,028,142  $2,106,028  $1,180,385
                                    ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year       $  149,311  $  119,151  $   94,183
   Depreciation expense                 61,679      35,981      24,968
   Disposition of property              (1,967)     (5,821)          -
                                    ----------  ----------  ----------

 Balance at end of year             $  209,023  $  149,311  $  119,151
                                    ==========  ==========  ==========

REPORT OF INDEPENDENT AUDITORS



To The Partners
Liberty Property Limited Partnership



We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership ("the Operating Partnership") as of December 31, 1998, and 1997, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998,
in conformity with generally accepted accounting principles.   Also, in
our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 12, 1999

 CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                             (IN THOUSANDS)

                                                      DECEMBER 31,
                                               -------------------------
                                                 1998            1997
                                               ----------    -----------
ASSETS
Real estate:
 Land and land improvements                    $  366,853    $  238,519
 Buildings and improvements                     2,378,272     1,649,512
 Less accumulated depreciation                   (209,023)     (149,311)
                                               ----------    ----------
Operating real estate                           2,536,102     1,738,720

 Development in progress                          207,563       156,093
 Land held for development                         75,454        61,904
                                               ----------    ----------
Net real estate                                 2,819,119     1,956,717

Cash and cash equivalents                          14,391        55,079
Accounts receivable                                15,391         6,517
Deferred financing and leasing costs,
 net of accumulated amortization
 (1998, $49,390; 1997, $40,560)                    39,475        32,536
Prepaid expenses and other assets                  44,995        43,488
                                               ----------    ----------
Total assets                                   $2,933,371    $2,094,337
                                               ==========    ==========
LIABILITIES
Mortgage loans                                 $  413,224    $  363,591
Unsecured notes                                   645,000       350,000
Credit facility                                   264,000       135,000
Convertible debentures                            101,619       111,543
Accounts payable                                   20,216        14,544
Accrued interest                                   18,263        10,960
Distribution payable                               33,734        25,927
Other liabilities                                  69,025        42,499
                                               ----------    ----------
Total liabilities                               1,565,081     1,054,064

OWNERS' EQUITY
General partner's equity - preferred units        120,814       120,814
                         - common units         1,146,222       834,781
Limited partners' equity                          101,254        84,678
                                               ----------    ----------
Total owners' equity                            1,368,290     1,040,273
                                               ----------    ----------
Total liabilities and owners' equity           $2,933,371    $2,094,337
                                               ==========    ==========
See accompanying notes.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                           1998          1997            1996
                                       ------------   ------------   ------------
REVENUE
Rental                                 $  281,732     $   169,859    $   112,841
Operating expense reimbursement           101,248          55,502         35,886
Management fees                               597             673          1,340
Interest and other                          3,516           6,483          4,198
                                       ------------   -----------    -----------
Total revenue                             387,093         232,517        154,265

OPERATING EXPENSES
Rental property                            74,007          43,118         29,624
Real estate taxes                          34,338          17,961         11,229
General and administrative                 15,522          10,650          8,023
Depreciation and amortization              67,932          40,752         28,203
                                       ------------   -----------    -----------

Total operating expenses                  191,799         112,481         77,079
                                       ------------   -----------    -----------

Operating income                          195,294         120,036         77,186

Premium on debenture conversions                -              98          1,027
Interest expense                           78,617          53,888         38,528
                                       ------------   -----------    -----------

Net income                                116,677          66,050         37,631

Net income allocated to general
 partner - preferred units                 11,000           4,247              -
                                      ------------    -----------    -----------
Net income available to partners
 - common interest                     $  105,677     $    61,803    $    37,631
                                      ===========     ===========    ===========
Net income allocated to general
 partner - common units                $   97,615     $    56,197    $    33,740
                                      ============    ===========    ===========
Net income allocated
 to limited partners                   $    8,062     $     5,606    $     3,891
                                      ============    ===========    ===========




See accompanying notes.

               CONSOLIDATED STATEMENTS OF OWNERS' EQUITY OF
                       LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   (IN THOUSANDS)

                                                GENERAL      LIMITED
                                                PARTNER'S    PARTNERS'    TOTAL OWNERS'
                                                 EQUITY       EQUITY         EQUITY
                                               ----------   ----------    -------------
Owners' equity at January 1, 1996              $  335,521   $    41,153   $   376,674

Contributions from partners                        55,001         1,878        56,879
Distributions to partners                         (48,730)       (5,427)      (54,157)
Net income                                         33,740         3,891        37,631
                                               ----------   -----------   ------------

Balance at December 31, 1996                      375,532        41,495       417,027

Contributions from partners                       597,395        15,982       613,377
Distributions to partners                         (77,776)       (7,197)      (84,973)
Issuance of Operating Partnership Units                 -        28,792        28,792
Net income                                         60,444         5,606        66,050
                                               ----------   -----------   ------------

Balance at December 31, 1997                   $  955,595    $   84,678   $ 1,040,273

Contributions from partners                       322,150       (10,141)      312,009
Distributions to partners                        (119,324)       (9,039)     (128,363)
Issuance of Operating Partnership Units                 -        27,694        27,694
Net income                                        108,615         8,062       116,677
                                               ----------   -----------   ------------

Balance at December 31, 1998                   $1,267,036   $   101,254   $ 1,368,290
                                               ==========   ===========   ============

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1998          1997          1996
                                               ------------  ------------  ------------
OPERATING ACTIVITIES
Net income                                      $  116,677   $    66,050   $    37,631
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     67,932        40,752        28,203
  Amortization of deferred financing costs           4,462         7,367         4,561
  (Loss) gain on sale                                1,285        (2,518)         (577)
Noncash compensation                                 1,506         1,225         1,074
  Changes in operating assets
   and liabilities:
   Accounts receivable                              (8,874)          490        (1,399)
   Prepaid expenses and other assets                (3,266)       (2,145)       (8,632)
   Accounts payable                                  5,672         8,250         1,717
   Accrued interest                                  7,303         3,549        (2,028)
   Other liabilities                                26,526        13,576         8,093
                                               ------------  ------------  ------------
Net cash provided by operating activities          219,223       136,596        68,643
                                               ------------  ------------  ------------

INVESTING ACTIVITIES
Investment in properties                          (521,221)     (648,845)     (109,424)
Proceeds from disposition of properties             20,752        36,732         2,247
Investment in development in progress             (277,722)     (206,593)     (126,392)
Increase in land held for development              (45,201)      (37,214)      (25,942)
Increase in deferred leasing costs                 (16,150)       (8,642)       (7,588)
                                               ------------  ------------  ------------

Net cash used in investing activities             (839,542)     (864,562)     (267,099)
                                               ------------  ------------  ------------

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes          295,000       350,000             -
Proceeds from mortgage loans                             -       124,815        77,605
Repayments of mortgage loans                       (23,954)      (50,340)       (8,917)
Proceeds from lines of credit                      633,000       776,017       237,191
Repayments on lines of credit                     (504,000)     (907,709)      (42,393)
Increase in deferred financing costs                  (733)      (10,941)       (3,469)
Capital contributions                              300,873       554,886             -
Distributions to partners                         (120,555)      (73,295)      (52,578)
                                               ------------  ------------  ------------
Net cash provided by financing activities          579,631       763,433       207,439

Increase (decrease) in cash and
 cash equivalents                                  (40,688)       35,467         8,983

Cash and cash equivalents at
 beginning of year                                  55,079        19,612        10,629
                                               ------------  ------------  ------------

Cash and cash equivalents at end of year        $   14,391   $    55,079   $    19,612
                                               ============  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                    $    2,958   $     7,892   $       487
Acquisition of properties                         (101,281)      (77,105)            -
Assumption of mortgage loans                        73,587        48,313             -
Issuance of operating partnership units             27,694        28,792             -
Conversion of convertible debentures                 9,630        57,266        55,805
                                               ============  ============  ============

See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
                LIBERTY PROPERTY LIMITED PARTNERSHIP

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 92.6% at December 31, 1998. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Operating Partnership and the Operating Partnership's consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Certain amounts from prior periods have been restated to conform to current year presentation.

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value if impaired and are depreciated using the straight-line method over their estimated useful lives. The estimated lives are as follows:

        Building and improvements              40 years
        Equipment                              10 years
        Tenant improvements                    Term of the related lease

Expenditures directly related to acquisition, development or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indications are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

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

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 1998 and 1997, the Company owned and operated industrial and office properties located principally in suburban mixed use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                   LAND        BUILDINGS
                                 AND LAND         AND                    ACCUMULATED
                               IMPROVEMENTS   IMPROVEMENTS     TOTAL     DEPRECIATION
                               ------------   ------------  -----------  ------------
1998:
Industrial properties            $ 207,067    $1,243,194    $1,450,261    $ 112,166
Office properties                  159,786     1,135,078     1,294,864       96,857
                                -----------   -----------   -----------  ------------
1998 Total                       $ 366,853    $2,378,272    $2,745,125    $ 209,023
                                ===========   ===========   ===========  ============

1997:
Industrial properties            $ 140,793    $  883,598    $1,024,391    $  81,774
Office properties                   97,726       765,914       863,640       67,537
                               ------------   -----------   -----------  ------------
1997 Total                       $ 238,519    $1,649,512    $1,888,031    $ 149,311
                               ============   ===========   ===========  ============

Depreciation expense was $61.7 million in 1998, $36.0 million in 1997 and $25.0 million in 1996.

As of December 31, 1998, the Company has commenced development on 45 properties in 11 markets, which upon completion are expected to comprise approximately four million square feet of leaseable space. As of December 31, 1998 approximately $207.6 million has been expended for the development of these projects and an additional $160.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1998, 1997 and 1996 the fees for these services were $600,000 per year. The Company has a loan receivable from Rouse Kent Limited with a balance of $5.9 million and $5.5 million as of December 31, 1998 and 1997, respectively.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the credit facility, and convertible debentures. The weighted average interest rates as of December 31, 1998, 1997 and 1996, were approximately 7.2%, 7.5% and 7.6%, respectively. Interest expense for the years ended December 31, 1998, 1997 and 1996, aggregated $78.6 million, $53.9 million and $38.5 million, respectively. Interest costs during these periods of $16.3 million, $11.8 million and $7.7 million, were capitalized. Cash paid for interest for the years ended December 31, 1998, 1997 and 1996, was $83.2 million, $54.9 million and $43.7 million, respectively.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 1999 to 2013 are collateralized by and in some instances cross-collateralized by properties with a book value of $602.6 million.

As of December 31, 1998, $413.2 million in mortgage loans and $645.0 million in unsecured notes were outstanding. The interest rates on $1,041.6 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $16.6 million of mortgage loans float with LIBOR, prime or a municipal bond index, $10.0 million of which is subject to certain caps. The weighted average remaining term for the mortgage loans and unsecured notes is 8.5 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows:

               MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL     PRINCIPAL     UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES      NOTES         TOTAL      INTEREST RATE
           ------------   ----------    ---------    -----------   -------------
1999         $  8,521      $ 16,412     $      -     $    24,933        6.7%
2000            9,228        30,215            -          39,443        8.1%
2001            8,860        23,298            -          32,158        7.1%
2002            7,676             -      100,000         107,676        6.7%
2003            7,621        26,606       50,000          84,227        7.2%
2004            7,662        15,910      100,000         123,572        7.0%
2005            6,847        99,018            -         105,865        7.6%
2006            5,544        30,078      100,000         135,622        7.2%
2007            5,133             -      100,000         105,133        7.3%
2008            4,868        28,835            -          33,703        7.2%
2009            2,586        42,097       20,000          64,683        8.1%
2010            1,608             -            -           1,608        7.8%
2011            1,365         3,303            -           4,668        7.7%
2012              480        17,674            -          18,154        7.7%
2013              208         1,571       75,000          76,779        6.4%
2018                -             -      100,000         100,000        7.5%

             --------      --------     --------      ----------       -----
             $ 78,207      $335,017     $645,000      $1,058,224        7.2%
             ========      ========     ========      ==========       =====

Credit Facility

The credit facility is a $325 million unsecured credit facility (the "Credit Facility") which replaced two existing secured lines of credit aggregating $350 million in May 1997. Coincident with the replacement of the lines of credit, $2.9 million of related deferred financing costs were charged to interest expense. The interest rate on borrowings under the Credit Facility fluctuates, based on the Company's leverage levels and senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's, respectively. At these ratings, the current interest rate on the Credit Facility is 110 basis points over the LIBOR (6.67% at December 31, 1998). The rate for the Credit Facility at December 31, 1997 was 7.09%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on May 20, 1999, and can be extended for one year for $650,000.

On January 15, 1999 the Company closed a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

Convertible Debentures

The convertible debentures are due on June 23, 2001 and are exchangeable for common shares of beneficial interest of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of convertible debentures, subject to certain adjustments. The initial interest rate on the convertible debentures was 8.0% and increases with increases in the dividend payment on the Company's Common Shares. At the current $.45 per common share per quarter dividend payment rate, the effective interest rate on the convertible debentures is 9.0%. At December 31, 1997, the effective interest rate on the convertible debentures was 8.4%. During the year ended December 31, 1997, the Company paid sums aggregating $98,000 to facilitate the conversion of $17.3 million of convertible debentures into 862,650 Common Shares. There was no such expense in 1998. At December 31, 1998 and 1997 the convertible debentures were convertible into 5,080,950 and 5,577,150 Common Shares, respectively.

The fair value of the convertible debentures at December 31, 1998 was $125.1 million based on the closing bid price of the Company's Common Shares on the New York Stock Exchange. The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1998, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under non-cancellable operating leases as of December 31, 1998 are as follows (in thousands):

        1999                 $  306,662
        2000                    267,891
        2001                    218,764
        2002                    180,641
        2003                    144,407
        Thereafter              508,082
                             ----------
        TOTAL                $1,626,447
                             ==========

In addition to minimum rental payments, tenants pay for their pro rata share of specified operating expenses. These amounts are included as operating expense reimbursement in the accompanying statements of operations.

7.   PREFERRED UNITS

On August 11, 1997 the Company issued 5,000,000 Series A Cumulative Redeemable Preferred Units (the "Preferred Units"). All of the
Preferred Units are held by the Trust. The Preferred Units are non-voting and have a liquidation preference of $25.00 per unit and a preferential cash distribution rate of 8.8%. On or after July 30, 2002, the Preferred Units may be redeemed for cash at the option of the Company.

8.   COMMITMENTS AND CONTINGENCIES

All of the Properties and land were subject to Phase I Environmental Assessments ("Phase I Assessments") obtained in contemplation their acquisition by the Company. The Phase I Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Phase I Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

In connection with one of the 1997 acquisitions, the Company is obligated to purchase, over a 10-year period ending in 2007, approximately 775 acres of land for commercial development. The purchase price of the land as of December 31, 1998 is $16.2 million.

The Operating Partnership is not a party to any material legal proceedings. In the ordinary course of business, the Operating
Partnership is party to routine litigation incidental to its business and in addition it is covered by insurance.

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1998 and 1997 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  1998      1998       1998      1998       1997       1997      1997       1997
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $ 78,435  $ 74,264   $ 68,018  $ 61,015   $ 50,636  $  45,241  $ 39,341  $  34,641
                                ========  ========   ========  ========   ========  =========  ========  =========

Operating income                  53,490    51,739     46,950    43,115     38,467     31,363    26,100     24,106
                                ========  ========   ========  ========   ========  =========  ========  =========
Net income                        31,128    30,903     28,097    26,549     24,750     17,571    12,205     11,524
                                ========  ========   ========  ========   ========  =========  ========  =========
Net income allocated to
 general partner -
 common units                     26,278    26,061     23,286    21,990     20,209     14,484    10,955     10,549
                                ========  ========   ========  ========   ========  =========  ========  =========

10.   SEGMENT INFORMATION

Liberty Property Trust operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey/Delaware; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom. The Company's reportable segments are distinct business units which are each managed separately in order to concentrate and hone market knowledge within a geographical area.
Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

The Company evaluates performance of the reportable segments based on property level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental expenses and real estate taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                               REAL ESTATE RELATED REVENUES      PROPERTY LEVEL NET OPERATING INCOME
                                  YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                            ----------------------------------   -----------------------------------
                               1998        1997        1996         1998        1997        1996
                            ----------  ----------  ----------   ----------  ----------  -----------
Southeastern Pennsylvania   $   97,372  $   63,499  $   45,880   $   69,269  $   44,559  $   31,465
New Jersey/Delaware             40,383      27,366      20,602       28,948      18,522      13,316
Lehigh Valley                   37,966      30,419      18,843       30,163      23,806      14,431
Virginia                        35,233      22,639      18,019       27,231      18,570      14,848
The Carolinas                   33,683      12,745       6,943       24,084       9,834       5,436
Jacksonville                    36,373      24,088      19,934       27,391      18,281      15,425
Michigan                        38,865      11,641           -       23,986       7,418           -
All Others                      63,105      32,964      18,506       43,563      23,292      12,953
                            ----------  ----------  ----------   ----------  ----------  -----------
Total                       $  382,980  $  225,361  $  148,727   $  274,635  $  164,282  $  107,874
                            ==========  ==========  ==========   ==========  ==========  ===========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    1998        1997        1996
                                                                 ----------  ----------  -----------
Total real estate related revenues for reportable segments       $ 382,980   $  225,361  $  148,727
Management fees                                                        597          673       1,340
Interest and other                                                   3,516        6,483       4,198
                                                                 ----------  ----------  -----------

Total revenues                                                   $ 387,093   $  232,517  $  154,265
                                                                 ==========  ==========  ===========

NET INCOME                                                              YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    1998        1997        1996
                                                                 ----------  ----------  -----------
Total property level net operating
  income for reportable segments                                 $ 274,635   $  164,282  $  107,874
Other expenses                                                     157,958       98,232      70,243
                                                                 ----------  ----------  -----------

Net income                                                         116,677       66,050      37,631

Net income allocated to general partner - preferred units           11,000        4,247           -
                                                                 ----------  ----------  ----------

Net income available to partners - common interest               $ 105,677   $   61,803  $   37,631
                                                                 =========   ==========  ==========

Net income allocated to general partner - common units           $  97,615   $   56,197  $   33,740
                                                                 ==========  ==========  ==========

Net income allocated to limited partners                         $   8,062   $    5,606  $    3,891
                                                                 ==========  ==========  ==========

PRODUCT TYPE INFORMATION                                             REAL ESTATE RELATED REVENUES
----------------------------------------------------------       -----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    1998        1997        1996
                                                                 ----------  ----------  -----------
Industrial                                                       $ 192,548   $ 123,024   $   83,930
Office                                                             190,432     102,337       64,797
                                                                 ----------  ----------  -----------

Total real estate related revenues                               $  382,980  $ 225,361   $  148,727
                                                                 ==========  ==========  ===========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
-----------------------------------------------------------------------------------------------------
                                          New
                                SE      Jersey/   Lehigh                The
                             Pennsyl.  Delaware   Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
December 31, 1996 Operating
  Real Estate Assets         $328,146  $128,345  $136,077  $147,867  $ 42,839     $125,729    $      -   $140,028   $1,049,031
Additions                     208,799    43,829    57,688    76,028   105,573       69,853     172,332    145,048      879,150
Disposals                      (9,186)        -         -         -         -            -           -    (30,964)     (40,150)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------
December 31, 1997 Operating
  Real Estate Assets          527,759   172,174   193,765   223,895   148,412      195,582     172,332    254,112    1,888,031
Additions                      86,865   109,715    56,463    56,381   106,886       65,746     146,166    248,758      876,980
Disposals                     (10,736)        -         -    (2,203)   (4,843)      (2,104)          -          -      (19,886)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1998 Operating
  Real Estate Assets         $603,888  $281,889  $250,228  $278,073  $250,455     $259,224    $318,498   $502,870   $2,745,125
                             ========  ========  ========  ========  ========     ========    ========   ========   ==========

TOTAL ASSETS                                                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------
                                                                    1998         1997
                                                                 ----------   ----------
Total operating real estate assets for reportable segments       $2,745,125   $1,888,031
Accumulated depreciation                                           (209,023)    (149,311)
Development in progress                                             207,563      156,093
Land held for development                                            75,454       61,904
Other assets                                                        114,252      137,620
                                                                 ----------   ----------
Total assets                                                     $2,933,371   $2,094,337
                                                                 ==========   ==========

11.   PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information has been prepared assuming the common and preferred shares offerings which were consummated in 1997 and 1998 and the acquisitions of 170 properties acquired in 1997, and 137 properties acquired in 1998 had occurred at January 1, 1997. The 1997 acquisitions were acquired for a total investment of $727.9 million and the 1998 acquisitions were acquired for a total investment of $580.2 million.

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                             1998            1997
                                           --------       ---------
                                               (IN THOUSANDS,
                                           EXCEPT PER SHARE AMOUNTS)
                                           ------------------------
Total revenues                             $  408,279     $ 358,974
Net income                                    123,712       110,548

This pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the Company had completed the common and preferred shares offerings and completed the 1997 and 1998 acquisitions as of January 1, 1997, nor do they purport to represent the results of operations of the Company for future periods.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                 Malvern, PA           $          -   $    724,058  $            - $    4,941,858
420 Lapp Road                           Malvern, PA              4,300,000      1,054,418               -      6,284,410
747 Dresher Road                        Horsham, PA                      -      1,607,238               -      3,948,168
45-67 Great Valley Parkway              Malvern, PA              3,800,000        795,143               -      2,930,842
1180 Church Road                        Lansdale, PA                     -      2,357,045      10,041,340      5,604,945
40 Valley Stream Parkway                Malvern, PA              1,600,000        322,918               -      2,208,989
50 Valley Stream Parkway                Malvern, PA                      -        323,971               -      2,384,185
20 Valley Stream Parkway                Malvern, PA              2,900,000        465,539               -      5,053,133
800 Town Center Drive                   Langhorne, PA                    -      1,617,150               -      8,989,725
9, 15 Great Valley Parkway              Malvern, PA              3,489,451      1,837,050               -     15,156,712
257-275 Great Valley Parkway            Malvern, PA              2,100,000        504,611               -      4,424,881
300 Technology Drive                    Malvern, PA                      -        368,626               -      1,299,996
277-293 Great Valley Parkway            Malvern, PA                      -        530,729               -      1,914,647
311 Technology Drive                    Malvern, PA                      -        397,131               -      2,236,843
325 Technology Drive                    Malvern, PA              3,489,451        376,444               -      1,851,241
7 Great Valley Parkway                  Malvern, PA              2,900,000        176,435               -      4,267,283
55 Valley Stream Parkway                Malvern, PA                      -        215,005               -      3,304,913
65 Valley Stream Parkway                Malvern, PA              2,900,000        381,544               -      4,728,607
508 Lapp Road                           Malvern, PA              1,500,000        331,392               -      1,730,134
10 Valley Stream Parkway                Malvern, PA              3,489,451        509,075               -      2,664,060
333 Phoenixville Pike                   Malvern, PA              2,104,169        523,530               -      3,083,945
30 Great Valley Parkway                 Malvern, PA                      -        128,126               -        355,565
75 Great Valley Parkway                 Malvern, PA                      -        143,074               -        418,889
27-43 Great Valley Parkway              Malvern, PA              1,800,000        448,775               -      2,116,317
77-123 Great Valley Parkway             Malvern, PA              3,100,000        887,664               -      4,582,078
260 Great Valley Parkway                Malvern, PA              1,500,000        203,916               -        849,011
256 Great Valley Parkway                Malvern, PA              2,800,000        161,098               -      1,888,761
205 Great Valley Parkway                Malvern, PA              6,600,000      1,368,259               -      9,599,597
12,14,16 Great Valley Parkway           Malvern, PA                      -        130,689               -      1,202,040
155 Great Valley Parkway                Malvern, PA              2,100,000        625,147               -      2,258,481
333 Technology Drive                    Malvern, PA              1,900,000        157,249               -      2,310,848
510 Lapp Road                           Malvern, PA              3,489,451        356,950               -        865,960
181 Wheeler Court                       Langhorne, PA                    -        260,000       1,940,000        153,187
1100 Wheeler Way                        Langhorne, PA                    -        150,000       1,100,000         90,717
60 Morehall Road                        Malvern, PA                      -        865,424       9,285,000      4,724,203
905 Airport Road                        West Chester, PA                 -      1,715,000       5,185,000        204,530
16 Cabot Boulevard                      Langhorne, PA            5,900,000        648,889       5,851,112         74,975
1 Country View Road                     Malvern, PA                      -        400,000       3,600,000        453,338
2151 Cabot Boulevard                    Langhorne, PA            2,300,000        384,100       3,456,900        263,500
170 South Warner Road                   King of Prussia, PA              -        547,800       3,137,400      2,084,352
190 South Warner Road                   King of Prussia, PA              -        552,200       3,162,600      1,178,932
507 Prudential Road                     Horsham, PA              2,700,000        644,900       5,804,100        232,868
100 Witmer Road                         Horsham, PA              9,396,622      3,102,784               -      9,685,657
3100 Horizon Drive                      King of Prussia, PA              -        601,956               -      2,007,248
3300 Horizon Drive                      King of Prussia, PA              -        566,403               -      3,265,294
3500 Horizon Drive                      King of Prussia, PA              -      1,204,839               -      2,531,137
200 Chester Field Parkway               Malvern, PA                      -        495,893       2,739,093        123,186
767 Electronic Drive                    Horsham, PA                      -      1,229,685               -      2,938,838
132 Welsh Road                          Horsham, PA                      -      1,333,642               -      3,857,166
5 Country View Road                     Malvern, PA              3,489,451        785,168       4,678,632        134,612
3200 Horizon Drive                      King of Prussia, PA              -        928,637               -      4,291,310
3000 Horizon Drive                      King of Prussia, PA              -      1,191,449               -      1,853,063
111-195 Witmer Road                     Horsham, PA                      -        407,005       3,129,058        116,065
300 Welsh Road                          Horsham, PA                      -        180,459       1,441,473         64,628
400 Welsh Road                          Horsham, PA                      -        282,493       2,256,508        994,521
8801 Tinicum Boulevard                  Philadelphia, PA                 -      2,474,031               -     24,209,285
440 East Swedesford Road                King of Prussia, PA              -        717,001       4,816,121      1,453,936
460 East Swedesford Road                King of Prussia, PA              -        705,317       4,737,487        380,643
50 Morehall Road                        Malvern, PA                      -        849,576               -     13,046,717
2 Walnut Grove Drive                    Horsham, PA                      -      1,281,870       7,767,374        770,540
200 Gibraltar Road                      Horsham, PA                      -        638,513       5,811,323        102,509
220 Gibraltar Road                      Horsham, PA                      -        629,944       5,733,228         18,746
240 Gibraltar Road                      Horsham, PA                      -        629,944       5,733,234         18,789
151 S. Warner Road                      King of Prussia, PA              -      1,218,086       6,937,866        114,003
1 Walnut Grove Drive                    Horsham, PA                      -      1,058,901       5,343,606        856,952
3604 Horizon Drive                      King of Prussia, PA              -        397,178               -      1,576,394
3606 Horizon Drive                      King of Prussia, PA              -        789,409               -      1,940,816
650 Swedesford Road                     King of Prussia, PA              -        952,911       6,722,830      8,375,600
680 Swedesford Road                     King of Prussia, PA              -        952,361       6,722,830      6,365,874
761 Fifth Avenue                        King of Prussia, PA              -        256,463       2,061,468        221,653
771 Fifth Avenue                        King of Prussia, PA              -        152,456       1,256,908        177,379
1 Great Valley Parkway                  Malvern, PA                      -        419,460       3,792,570        178,659
5 Great Valley Parkway                  Malvern, PA                      -        684,200       6,181,661        239,075
311 Sinclair Road                       Bristol, PA                      -        277,901       1,576,906         11,547
100 Cedar Hollow Road                   Malvern, PA                      -      1,436,814               -     15,984,594
3 Country View Road                     Malvern, PA                      -        814,278               -      4,773,575
425 Technology Drive                    Malvern, PA                      -        191,114               -      1,836,299
375 Technology Drive                    Malvern, PA                      -        191,114               -      1,797,871
100 Chesterfield Parkway                Malvern, PA                      -      1,320,625               -      6,531,599
181-187 Gibraltar Road                  Horsham, PA                      -        360,549       3,259,984        430,483
104 Rock Road                           Horsham, PA                      -        330,111       2,981,669         22,012
123-135 Rock Road                       Horsham, PA                      -        292,360       2,411,677         27,255
111-159 Gibraltar Road                  Horsham, PA                      -        489,032       4,126,151         30,525
161-175 Gibraltar Road                  Horsham, PA                      -        294,673       2,663,722        431,257
125-137 Gibraltar Road                  Horsham, PA                      -        270,906       2,448,500        263,500
261-283 Gibraltar Road                  Horsham, PA                      -        464,871       3,951,972         38,336

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
210-223 Witmer Road                     Horsham, PA                      -        270,282       2,441,276      1,366,734
231-237 Gibraltar Road                  Horsham, PA                      -        436,952       3,948,963        266,870
100 Gibraltar Road                      Horsham, PA                      -         38,729         349,811          8,621
101 Gibraltar Road                      Horsham, PA                      -        651,990       5,888,989        134,789
506 Prudential Road                     Horsham, PA                      -        208,140         895,470        617,165
113-123 Rock Road                       Horsham, PA                      -        351,072       3,171,001         21,292
101-111 Rock Road                       Horsham, PA                      -        350,561       3,166,389         21,866
120 Gibraltar Road                      Horsham, PA                      -        533,142       4,830,515        102,817
110 Gibraltar Road                      Horsham, PA                      -        673,041       5,776,369         53,020
100-107 Lakeside Drive                  Horsham, PA                      -        239,528       2,163,498        191,520
200-264 Lakeside Drive                  Horsham, PA                      -        502,705       4,540,597        402,390
300-309 Lakeside Drive                  Horsham, PA                      -        369,475       3,338,761        125,473
400-445 Lakeside Drive                  Horsham, PA                      -        543,628       4,910,226      1,084,058
104 Witmer Road                         Horsham, PA                      -      1,248,148               -        436,403
201 Gibraltar Road                      Horsham, PA                      -        380,127       3,433,433        547,979
3600 Horizon Drive                      King of Prussia, PA              -        236,432       1,856,252         23,195
3602 Horizon Drive                      King of Prussia, PA              -        217,734       1,759,489         95,837
400-500 Brandywine Parkway              West Chester, PA                 -        845,846       6,809,025        319,103
600 Brandywine Parkway                  West Chester, PA                 -        664,899       5,352,410        166,337
2700 Horizon Drive                      King of Prussia, PA              -        764,370               -      3,561,424
2900 Horizon Drive                      King of Prussia, PA              -        679,440               -      3,446,580
719 Dresher Road                        Horsham, PA                      -        493,426       2,812,067         63,597
2250 Hickory Road                       Plymouth Meeting, PA     6,540,000      1,015,851       9,175,555        168,195
3400 Horizon Drive                      King of Prussia, PA              -        776,496       3,139,068         97,269
One Ridgewood Place                     Downingtown, PA                  -        422,460       2,337,195          4,204
300 Welsh Road                          Horsham, PA                      -        696,061       3,339,991            653
6 Terry Drive                           Newtown, PA                      -        622,029       2,228,851            721
14 Lee Boulevard                        Malvern, PA              2,700,000        664,282               -      6,316,902
500 Chester Field Parkway               Malvern, PA              1,500,000        472,364               -      2,876,942
300-400 Chester Field Parkway           Malvern, PA              2,500,000        937,212               -      4,488,377
1805 Underwood Boulevard                Delran, NJ                       -        188,610         612,736         17,699
150 Mid-Atlantic Parkway                West Deptford, NJ                -         86,968         304,672        204,565
18 Boulden Circle                       New Castle, DE                   -        188,144               -      3,916,666
501 Delran Parkway                      Delran, NJ                       -        182,192               -      2,933,026
600 Delran Parkway                      Delran, NJ                       -        368,843               -      5,945,538
1607 Imperial Way                       West Deptford, NJ                -        286,413               -      2,972,362
1 Boulden Circle                        New Castle, DE                   -         88,397               -      1,342,750
31-55 Read's Way                        New Castle, DE                   -        901,391               -      5,606,409
3 Boulden Circle                        New Castle, DE                   -        119,802               -      2,132,940
5 Boulden Circle                        New Castle, DE                   -        219,641               -      3,514,502
601 Delran Parkway                      Delran, NJ                       -        193,794               -      1,637,185
51 Haddonfield Road                     Cherry Hill, NJ                  -        251,443               -      9,356,642
57 Read's Way                           New Castle, DE           2,365,494        253,119               -      2,857,794
1370 Imperial Way                       West Deptford, NJ                -        297,000       4,373,155         43,783
8 Stow Road                             Marlton, NJ                      -        172,600       1,704,436         93,639
10 Stow Road                            Marlton, NJ                      -        147,000       1,451,536         69,149
12 Stow Road                            Marlton, NJ                      -        103,300       1,021,036        163,507
14 Stow Road                            Marlton, NJ                      -         93,100         920,336        135,399
1300 Metropolitan Avenue                West Deptford, NJ                -        220,000       1,980,000         37,266
701A Route 73 South                     Marlton, NJ                      -        264,387       3,772,000      1,770,674
701C Route 73 South                     Marlton, NJ                      -         84,949       1,328,000        247,365
1008 Astoria Boulevard                  Cherry Hill, NJ                  -         27,120         424,880        428,595
1475 Imperial Way                       West Deptford, NJ                -         54,000         846,000        189,508
3000 Atrium Way                         Mt. Laurel, NJ           4,270,113        500,000       4,500,000      3,051,549
750 Cardinal Drive                      Bridgeport, NJ                   -        230,000       2,070,000        546,696
11000, 15000, 17000 Commerce Parkway    Mt. Laurel, NJ                   -        455,100       4,394,900        507,564
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                   -        361,800       3,285,817        145,266
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                   -        289,700       2,512,683        331,592
406 Lippincott Drive                    Marlton, NJ                      -        321,455       1,539,871        786,108
234 High Hill Road                      Bridgeport, NJ           1,552,768        249,472       1,477,515        335,497
231 Lake Drive                          New Castle, DE                   -        623,043               -      4,023,066
100 Arlington Boulevard                 Bridgeport, NJ                   -          6,368               -      4,613,489
100 Berkeley Drive                      Swedesboro, NJ           1,829,355        395,160       1,915,215        222,541
301 Lippincott Drive                    Marlton, NJ                      -      1,069,837       4,780,163        405,532
303 Lippincott Drive                    Marlton, NJ                      -      1,069,837       4,780,163        370,228
510-512 Sharptown Road                  Bridgeport, NJ             786,089        125,410       1,072,683         34,802
901 Route 73                            Marlton, NJ                      -        334,411       2,733,314         93,664
Four Greentree Center                   Marlton, NJ              2,668,821        449,400       3,074,850        594,791
512 Sharptown Road                      Bridgeport, NJ           1,188,838        180,468       1,543,617         49,193
15 Boulden Circle                       New Castle, DE                   -        406,064               -      5,340,744
404 Lippincott Drive                    Marlton, NJ                      -        131,896               -      1,672,248
263 Quigley Boulevard                   New Castle, DE                   -        170,386       1,302,739        109,801
34 Blevins Drive                        New Castle, DE                   -        195,932       1,498,061         46,334
104 Gaither Drive                       Mt Laurel, NJ                    -        132,075       1,151,988        221,476
2 Lukens Drive                          New Castle, DE                   -        169,050       1,290,150        100,264
402 Lippincott Drive                    Marlton, NJ                      -        131,896               -      1,629,153
3000 Lincoln Drive                      Mt. Laurel, NJ                   -        284,052       2,458,155      1,128,512
6000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,151       2,022,683        131,971
7000 Commerce Parkway                   Mt. Laurel, NJ                   -        260,014       2,236,684         70,246
8000 Commerce Parkway                   Mt. Laurel, NJ                   -        234,814       1,995,098         66,344
9000 Commerce Parkway                   Mt. Laurel, NJ                   -        286,587       2,474,820         54,496
1000 Briggs Road                        Mt. Laurel, NJ                   -        288,577       2,546,537        234,140
1025 Briggs Road                        Mt. Laurel, NJ           2,077,321        430,990       3,714,828         16,424
9 Stow Road                             Marlton, NJ                      -        652,642       1,765,065        157,746
2000 Crawford Place                     Mt. Laurel, NJ                   -        310,831       2,797,744        710,016
1351 Metropolitan Avenue                Pureland, NJ                     -        189,465       1,728,789         26,638
650 Grove Road                          Pureland, NJ                     -        267,214       2,438,323        123,920
400 Grove Road                          Pureland, NJ                     -        145,009       1,323,085         55,733
5000 Dearborn Court                     Mt. Laurel, NJ                   -      1,057,763       4,191,827         30,948

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998

                                                                                                                Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
515 Heron Drive                         Bridgeport, NJ           1,451,118        334,017       2,367,538          8,042
500 Sharptown Road                      Pureland, NJ             1,415,327        300,404       2,645,235         30,993
625 Heron Drive                         Bridgeport, NJ             482,963        180,226         908,953          4,487
605 Heron Drive                         Bridgeport, NJ             633,271        265,381       1,046,866          4,528
510 Heron Drive                         Bridgeport, NJ           5,990,523        790,335       7,901,878         75,418
522 Pedricktown Road                    Bridgeport, NJ             879,853        176,309       1,360,293         16,414
530 Pedricktown Road                    Bridgeport, NJ           1,281,524        350,813       1,901,471         29,853
540 Pedricktown Road                    Bridgeport, NJ           3,194,248        531,280       4,532,010         21,538
230 High Hill Road                      Bridgeport, NJ           5,945,992      1,418,000       8,860,843          5,313
3 Mallard Court                         Bridgeport, NJ           2,137,468        417,893       2,447,865          4,665
730 Cardinal Drive                      Bridgeport, NJ           1,405,851        576,598       1,780,345         37,135
405 Heron Drive                         Bridgeport, NJ          11,608,812      2,167,471      18,120,223      1,125,857
100 Eagle Road                          Bridgeport, NJ           1,079,560        256,491       1,434,429         17,816
250 High Hill Road                      Bridgeport, NJ           1,799,724        246,478       2,269,440        170,934
508 Center Square Road                  Bridgeport, NJ           1,619,362        453,341       3,458,248            940
602 Heron Drive                         Bridgeport, NJ           1,530,178        524,728       2,240,478          4,534
300 Eagle Court                         Bridgeport, NJ                   -      1,135,989       1,872,753          6,676
500 Center Square Road                  Bridgeport, NJ                   -      1,338,839       6,186,541         12,759
1001 Briggs Road                        Marlton, NJ                      -        701,705       3,505,652        214,261
1960 Cuthbert Boulevard                 Cherry Hill, NJ                  -        321,699       1,291,557         22,670
1970 Cuthbert Boulevard                 Cherry Hill, NJ                  -        321,699       1,291,558         18,402
10000 & 11000 Route 73                  Marlton, NJ                      -        715,705       2,579,524         81,945
1655 Valley Center Parkway              Bethlehem, PA            1,821,799        214,431               -      1,867,129
6560 Stonegate Drive                    Allentown, PA                    -        458,281               -      2,310,959
6370 Hedgewood Drive                    Allentown, PA                    -        540,795               -      2,996,787
6390 Hedgewood Drive                    Allentown, PA                    -        707,203               -      2,501,156
1495 Valley Center Parkway              Bethlehem, PA            4,166,495        434,640               -      3,586,015
6350 Hedgewood Drive                    Allentown, PA                    -        360,027               -      3,243,444
6330 Hedgewood Drive                    Allentown, PA                    -        531,268               -      4,230,513
1550 Valley Center Parkway              Bethlehem, PA                    -        196,954               -      3,162,582
1560 Valley Center Parkway              Bethlehem, PA                    -        240,069               -      3,878,108
6580 Snowdrift Road                     Allentown, PA                    -        388,328               -      2,457,991
1510 Valley Center Parkway              Bethlehem, PA            3,379,289        312,209               -      3,303,351
1530 Valley Center Parkway              Bethlehem, PA                    -        211,747               -      2,572,949
6540 Stonegate Drive                    Allentown, PA                    -        422,042               -      3,597,764
974 Marcon Boulevard                    Allentown, PA                    -        143,500               -      2,128,439
964 Marcon Street                       Allentown, PA            1,051,463        138,816               -      1,492,059
764 Roble Road                          Allentown, PA              752,410        141,069               -        794,167
3174 Airport Road                       Allentown, PA                    -         98,986               -      1,105,398
2196 Avenue C                           Allentown, PA                    -        101,159               -      1,201,733
2202 Hanger Place                       Allentown, PA                    -        137,439               -      1,291,510
2201 Hanger Place                       Allentown, PA                    -        128,454               -      1,408,249
954 Marcon Boulevard                    Allentown, PA                    -        103,665               -      1,160,635
57 South Commerce Way                   Allentown, PA                    -        390,839       2,701,161        262,948
754 Roble Road                          Allentown, PA                    -        162,115       1,731,885         88,842
894 Marcon Boulevard                    Allentown, PA                    -        117,134       1,048,866         28,576
744 Roble Road                          Allentown, PA                    -        159,771       1,734,229        143,948
944 Marcon Boulevard                    Allentown, PA                    -        118,521       1,435,479        154,891
1685 Valley Center Parkway              Allentown, PA                    -        244,029               -      2,051,109
6520 Stonegate Drive                    Allentown, PA                    -        453,315               -      1,825,129
7437 Industrial Boulevard               Allentown, PA                    -        717,488       5,022,413      1,410,165
2041 Avenue C                           Allentown, PA              700,000        213,599       1,095,217         71,893
2124 Avenue C                           Allentown, PA              800,000        289,197       1,039,835         54,349
7339 Industrial Boulevard               Allentown, PA                    -      1,187,776               -      5,647,219
7384 Penn Drive                         Allentown, PA            4,379,122        651,696       2,286,518        413,492
7144 Daniels Drive                      Allentown, PA                    -      2,390,217       2,342,761      3,424,554
7620 Cetronia Road                      Allentown, PA                    -      1,091,806       3,851,456        173,944
939 Marcon Boulevard                    Allentown, PA            4,379,122      2,220,414       4,524,393        734,002
100 Brodhead Road                       Allentown, PA            2,700,170        429,416       2,919,588        180,343
1455 Valley Center Parkway              Bethlehem, PA                    -        670,290               -      3,634,924
1640 Valley Center Parkway              Bethlehem, PA                    -        359,000               -      2,412,319
1650 Valley Center Parkway              Allentown, PA                    -        359,000               -      2,220,365
1660 Valley Center Parkway              Bethlehem, PA                    -        359,000               -      2,059,742
400 Nestle Way                          Allentown, PA           27,306,503      8,065,500               -     26,414,687
83 South Commerce Way                   Bethlehem, PA                    -        143,661         888,128        198,098
85 South Commerce Way                   Bethlehem, PA                    -        236,708         987,949         81,386
87 South Commerce Way                   Bethlehem, PA                    -        253,886       1,062,881         75,930
89 South Commerce Way                   Bethlehem, PA                    -        320,000               -      1,929,169
7339 Industrial Boulevard               Allentown, PA                    -      2,670,849      13,307,408        681,221
95 Highland Avenue                      Bethlehem, PA                    -        430,593       3,182,080        300,436
236 Brodhead Road                       Bethlehem, PA                    -        376,962       4,672,683         24,861
6620 Grant Way                          Allentown, PA                    -        430,824       1,915,923          6,338
700 Nestle Way                          Allentown, PA                    -      3,473,120               -     16,841,369
7562 Penn Drive                         Allentown, PA                    -        269,614         844,069         78,851
7277 Williams Avenue                    Allentown, PA                    -        462,964       1,449,009        114,008
7355 Williams Avenue                    Allentown, PA                    -        489,749       1,658,091        111,842
794 Roble Boulevard                     Allentown, PA                    -      1,147,541       6,088,041         56,406
6923 Schantz Spring Road                Allentown, PA                    -      1,127,805       3,309,132         38,265
2600 Beltline Avenue                    Reading, PA                      -        558,903       2,234,167         13,160
7132 Daniels Drive                      Allentown, PA                    -      1,623,326       3,464,626      3,734,559
3985 Adler Place                        Bethlehem, PA                    -        705,367       3,915,820        146,727
12000,001,040 Indian Creek Court        Beltsville, MD           6,358,900      2,659,431               -     10,589,712
8280 Patuxent Range Drive               Columbia, MD                     -        181,601               -      1,297,559
7178-80 Columbia Gateway                Columbia, MD                     -      1,569,237       4,786,887        403,549
8730 Bollman Place                      Columbia, MD             2,942,495        624,131       4,576,964         77,839
9770 Patuxent Woods Drive               Columbia, MD                     -        341,663       3,033,309         10,308
9780 Patuxent Woods Drive               Columbia, MD                     -        218,542       1,940,636          6,598
9790 Patuxent Woods Drive               Columbia, MD                     -        243,791       2,164,094         11,654
9810 Patuxent Woods Drive               Columbia, MD                     -        266,684       2,366,901          8,040

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
9800 Patuxent Woods Drive               Columbia, MD                     -        299,099       2,654,069          8,022
9820 Patuxent Woods Drive               Columbia, MD                     -        237,779       2,110,835          8,752
9830 Patuxent Woods Drive               Columbia, MD                     -        296,262       2,628,933         13,474
9050 Red Branch Road                    Columbia, MD                     -        290,950       2,577,153          7,422
4606 Richlynn Drive                     Belcamp, MD                      -        299,600       1,818,861          9,828
8945-8975 Guilford                      Columbia, MD                     -      2,428,795       7,493,740         10,943
7317 Parkway Drive                      Hanover, MD                      -      1,104,359       1,959,671            297
180,190 Cochrane Drive                  Annapolis, MD                    -      3,670,256               -     16,134,498
9101,9111,9115 Guilford Road            Columbia, MD                     -        758,951               -      3,331,729
9125,9135,9145 Guilford Road            Columbia, MD                     -        900,154               -      5,786,760
10 South Third Street                   Richmond, VA                     -         27,970         127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                      -      1,063,728       8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                     -      2,007,717      14,927,608        411,598
301 Hill Carter Parkway                 Richmond, VA                     -        659,456       4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                     -         29,443         215,914         32,683
5600-5626 Eastport Boulevard            Richmond, VA             2,566,667        489,941       3,592,900        182,341
5650-5674 Eastport Boulevard            Richmond, VA             2,566,667        644,384       4,025,480        135,951
5700 Eastport Boulevard                 Richmond, VA             2,566,667        408,729       2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                     -        139,887         637,261          8,938
3432 Holland Road                       Virginia Beach, VA               -        173,527         790,515         11,088
4880 Cox Road                           Richmond, VA             3,100,000        743,898       4,499,807      1,165,166
5162 Valleypointe Parkway               Roanoke, VA              1,300,000        551,483       2,612,312         35,237
4101- 4127 Carolina Avenue              Richmond, VA             1,310,951        310,854       2,279,597         57,138
4201-4261 Carolina Avenue               Richmond, VA             2,996,458        693,203       5,083,493        179,673
4263-4299 Carolina Avenue               Richmond, VA             1,872,786        256,203       2,549,649        669,468
4301-4335 Carolina Avenue               Richmond, VA                     -        223,696       1,640,435        116,604
4337-4379 Carolina Avenue               Richmond, VA             2,060,065        325,303       2,385,557        418,235
4501-4549 Carolina Avenue               Richmond, VA             2,658,415        486,166       3,565,211        130,933
4551-4593 Carolina Avenue               Richmond, VA             2,690,316        474,360       3,478,646         93,388
4601-4643 Carolina Avenue               Richmond, VA             2,690,316        652,455       4,784,675        284,717
4645-4683 Carolina Avenue               Richmond, VA             2,126,732        404,616       2,967,187        797,642
4447-4491 Carolina Avenue               Richmond, VA             2,812,603        454,056       2,729,742         72,274
4401-4445 Carolina Avenue               Richmond, VA             3,200,000        615,038       4,510,272         84,893
12 S. Third Street                      Richmond, VA                     -         40,539         184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA       2,600,000        475,262       3,917,234        152,182
315 Cardiff Valley Road                 Knoxville, TN                    -        443,305       2,950,903         42,487
2300 East Parham Road                   Richmond, VA                     -        221,947       1,011,088         14,181
1347 Diamond Springs Road               Virginia Beach, VA               -        436,898       3,203,919        159,512
5221 Valleypark Drive - Bldg A          Roanoke, VA              1,264,321        285,008         998,370        224,335
5228 Valleypointe Parkway - Bldg B      Roanoke, VA              1,086,930        218,663         796,133         97,364
5238 Valleypark Drive - Bldg C          Roanoke, VA              1,267,441        416,375       1,896,832         91,730
5601-5659 Eastport Boulevard            Richmond, VA             3,115,580        705,660               -      5,190,010
5900 Eastport Boulevard                 Richmond, VA             4,076,017        676,661               -      5,767,095
4717-4729 Eubank Road                   Richmond, VA             3,115,580        449,447       3,294,697         91,775
5251 Concourse Drive                    Roanoke, VA                      -          2,813               -      1,786,306
4263F-N. Carolina Ave                   Richmond, VA             1,281,034         91,476               -      1,622,797
4200 Oakleys Court                      Richmond, VA             1,552,768        459,090       2,468,454         33,041
1821 Battery Dantzler Road              Richmond, VA                     -        394,212       3,035,113         24,814
5000 Cox Road                           Glen Allen, VA           2,620,297        770,214       3,685,248         26,510
510 Eastpark Court                      Richmond, VA             1,455,720        261,961       2,110,874         36,598
520 Eastpark Court                      Richmond, VA             3,163,766        486,118       4,083,582         51,759
13001 Kingston Avenue                   Chester, VA                      -        376,584               -      2,003,110
5701-5799 Eastport Boulevard            Richmond, VA                     -        694,644               -      5,087,258
4801 Cox Road                           Richmond, VA                     -      1,072,896               -      8,837,667
600 HP Way                              Richmond, VA                     -        146,126               -      8,176,262
500 HP Way                              Richmond, VA                     -        142,692               -      6,859,186
4198 Cox Road                           Glen Allen, VA                   -        670,292       3,839,245         25,091
5310 Valley Park Drive                  Roanoke, VA                      -        149,933               -      1,110,755
4510 Cox Road                           Glen Allen, VA                   -      1,010,024       7,469,828         64,568
2809 South Lynnhaven Road               Virginia Beach, VA               -        953,590       6,142,742        319,273
200 Golden Oak Court                    Virginia Beach, VA       3,315,000      1,116,693       6,770,480        175,321
208 Golden Oak Court                    Virginia Beach, VA       3,185,000        965,177       6,728,717        114,727
1 Enterprise Parkway                    Hampton, VA                      -        974,675       5,579,869        166,337
22 Enterprise Parkway                   Hampton, VA                      -      1,097,368       6,760,778        216,121
484 Viking Drive                        Virginia Beach, VA               -        891,753       3,607,890         87,426
10430 Lakeridge Parkway                 Richmond, VA             2,296,557        421,267       3,770,870         57,444
10456 Lakeridge Parkway                 Richmond, VA             2,231,356        409,261       3,663,754         60,002
3829-3855 Gaskins Road                  Richmond, VA                     -        364,165       3,264,114          5,174
629 Phoenix Drive                       Virginia Beach, VA               -        371,694       2,108,097         16,966
11838 Rock Landing Drive                Newport News, VA                 -        673,942       2,111,481         59,462
11844 Rock Landing Drive                Newport News, VA                 -        326,774       1,391,561         31,762
11846 Rock Landing Drive                Newport News, VA                 -        299,066       1,419,266         31,288
5700 Cleveland Street                   Virginia Beach, VA               -        700,112       9,592,721        210,107
4523 Green Point Drive                  High Point, NC             878,460        234,564               -      2,012,820
4501 Green Point Drive                  High Point, NC           1,126,325        319,289               -      2,233,645
4500 Green Point Drive                  High Point, NC             923,415        230,622               -      2,015,519
2427 Penny Road                         High Point, NC           6,232,330      1,165,664               -      6,187,028
4524 Green Point Drive                  High Point, NC           2,121,627        182,810               -      2,104,406
4328, 4336 Federal Drive                High Point, NC           6,106,615        521,122               -      7,680,076
200 Centreport Drive                    Greensboro, NC           3,375,316        331,400       3,768,600        260,361
4344 Federal Drive                      High Point, NC           2,603,815        484,001               -      2,324,091
202 Centreport Drive                    Greensboro, NC           3,761,066        549,948       5,360,462        177,333
101 Centreport Drive                    Greensboro, NC                   -        826,237               -      6,566,167
4000 Piedmont Parkway                   High Point, NC           3,761,066        592,885       4,825,615        194,568
4380 Federal Drive                      High Point, NC                   -        282,996               -      2,887,702
4388 Federal Drive                      High Point, NC                   -        143,661               -      1,114,693
6532 Judge Adams Road                   Rock Creek, NC                   -        354,903               -      3,489,265
3860 Faber Place                        N. Charleston, SC        2,996,353        796,655       1,974,359         99,873
4055 Faber Place                        N. Charleston, SC        3,490,849        882,352       4,794,144         43,911

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
3820 Faber Place                        N. Charleston, SC        2,435,565        506,558       2,365,146         62,765
3875 Faber Place                        N. Charleston, SC        4,847,726      1,164,530               -      5,702,849
440 Knox Abbott Drive                   Cayce, SC                        -        576,767       3,395,168        205,343
150 Ridgeview Center Drive              Duncan, SC               6,438,241        711,353       8,056,324         14,641
1320 Garlington Road                    Greenville, SC           1,224,000        398,539       1,761,533         55,781
420 Park Avenue                         Greenville, SC           2,056,320        522,548       2,730,261        560,968
1 Alliance Drive                        Goose Creek, SC                  -        662,422               -      1,714,203
111 Southchase Boulevard.               Fountain Inn, SC                 -        499,065       4,570,357        442,624
300 International Boulevard             Fountain Inn, SC                 -        180,560         639,305            516
4160 Mendenhall Oaks Parkway            High Point, NC                   -        285,882               -      3,108,469
1208 Eastchester Drive                  High Point, NC                   -        487,209       4,200,817        176,811
7720 Mendenhall Oaks Parkway            High Point, NC                   -        801,902               -     17,816,078
One Independence Pointe                 Greenville, SC                   -        780,881       6,199,230        154,472
55 Beattie Place                        Greenville, SC                   -      2,643,105      23,439,801        364,261
75 Beattie Place                        Greenville, SC          10,722,438      2,406,646      17,400,939        208,194
7736 McCloud Road                       Greensboro, NC                   -        591,795       5,895,312        151,947
15 Brendan Way                          Greenville, SC                   -        614,192       3,012,019          1,665
200 Meeting Street                      Charleston, SC                   -      4,027,428      29,542,711        719,255
7500 West 110th Street                  Overland Park, KS                -      2,380,493       9,575,474         84,744
8035 Quivira Road                       Lenexa, KS                       -      1,180,181       4,737,816            154
4300 Federal Drive                      High Point, NC                   -        264,038               -      1,602,008
1730 Stebbins Drive                     Houston, TX                      -        143,258               -        413,414
5911-5925 Richard Street                Jacksonville, FL                 -        275,582               -        508,059
8383-8385 Baycenter Road                Jacksonville, FL                 -         63,703               -        612,320
8775 Baypine Road                       Jacksonville, FL                 -        906,804               -      3,142,795
8539 Western Way                        Jacksonville, FL                 -        328,133               -      3,172,380
6255 Lake Gray Boulevard                Jacksonville, FL                 -        813,067               -      3,293,572
6600-6660 Suemac Place                  Jacksonville, FL                 -        210,804               -      1,894,774
6800-6850 Suemac Place                  Jacksonville, FL                 -        121,077               -        978,170
8665,8667,8669 Baypine Road             Jacksonville, FL                 -        966,552               -      3,924,841
8540 Baycenter Road                     Jacksonville, FL                 -        445,603               -      1,371,536
1200 Riverplace Boulevard               Jacksonville, FL                 -      1,028,864               -     16,927,899
8400 Baymeadows Way                     Jacksonville, FL                 -        557,682               -      2,332,209
8614 Baymeadows Way                     Jacksonville, FL                 -        290,291               -      1,110,880
5941-5975 Richard Street                Jacksonville, FL                 -        583,622               -      1,113,225
7970 Bayberry Road                      Jacksonville, FL                 -        127,520               -      1,249,635
6000-6030 Bowdendale Avenue             Jacksonville, FL                 -        275,475               -      1,592,174
7898 Baymeadows Way                     Jacksonville, FL                 -        561,802               -      1,972,330
5977-6607 Richard Street                Jacksonville, FL                 -        180,033               -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL                 -        210,299               -      2,679,151
7954 & 7960 Baymeadows Way              Jacksonville, FL                 -        291,312               -      2,980,181
8787 Baypine Road                       Jacksonville, FL                 -      2,076,306               -     35,605,962
7077 Bonneval Road                      Jacksonville, FL                 -        768,000       5,789,000      1,007,066
4190 Belfort Road                       Jacksonville, FL                 -        821,000       5,866,000      1,517,110
8011, 8021, 8031 Phillips Highway       Jacksonville, FL                 -        626,250       3,548,750        852,736
7020 AC Skinner Parkway                 Jacksonville, FL         3,278,878        398,257               -      2,454,352
7040 AC Skinner Parkway                 Jacksonville, FL         2,314,502        706,934               -      3,109,161
11777 Central Highway                   Jacksonville, FL                 -         92,207         429,997      1,925,123
4345 Southpoint Parkway                 Jacksonville, FL                 -              -               -      8,094,976
7016 AC Skinner Parkway                 Jacksonville, FL                 -        597,181               -      2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                 -        840,996               -      4,081,086
6620 Southpoint Drive                   Jacksonville, FL                 -        614,602       4,267,477        305,862
7980 Bayberry Road                      Jacksonville, FL                 -        330,726       1,338,101         20,157
9600 Satellite Boulevard                Orlando, FL                      -        252,850       1,297,923         13,374
9700 Satellite Boulevard                Orlando, FL                      -        405,362       1,146,546         12,238
1902 Cypress Lake Drive                 Orlando, FL                      -        523,512       3,191,790        542,241
8250 & 8256 Exchange Place              Orlando, FL                      -        622,413       2,507,842         53,905
6600 Southpoint Parkway                 Jacksonville, FL                 -        998,432       4,055,727         22,716
6700 Southpoint Parkway                 Jacksonville, FL                 -        620,719       3,178,610         27,782
4801 Executive Park Court - 100         Jacksonville, FL         2,471,784        554,993       2,993,277              -
4801 Executive Park Court - 200         Jacksonville, FL         1,108,892        370,017       1,995,518             47
4810 Executive Park Court               Jacksonville, FL         1,108,892        369,694       3,045,639              -
6602 Executive Park Court - 100         Jacksonville, FL         1,164,046        388,519       2,095,293         56,292
6602 Executive Park Court - 200         Jacksonville, FL           886,823        296,014       1,596,347              -
6631 Executive Park Court - 100         Jacksonville, FL           754,743        251,613       1,356,849              -
6631 Executive Park Court - 200         Jacksonville, FL         1,219,201        406,561       2,195,070          9,284
4815 Executive Park Court - 100         Jacksonville, FL         1,097,280        366,317       1,975,393              -
4815 Executive Park Court - 200         Jacksonville, FL         1,386,115        462,522       2,494,397         17,120
4825 Executive Park Court               Jacksonville, FL         1,801,224        601,278       3,242,491              -
4820 Executive Park Court               Jacksonville, FL         1,515,292        555,173       2,693,130        415,050
10511 & 10611 Satellite Boulevard       Orlando, FL                      -        517,554       2,568,186         84,579
1400-1440 Central Florida Parkway       Orlando, FL                      -        518,043       2,561,938         35,915
6601 Executive Park Circle North        Jacksonville, FL                 -        551,250       3,128,361            640
1300 Riverplace Boulevard               Jacksonville, FL                 -      1,804,258       7,755,572        221,985
4901 Belfort Land                       Jacksonville, FL                 -        877,964       2,360,742      1,871,609
16445 Air Center Boulevard              Houston, TX                      -        363,339       2,509,186            582
16405 Air Center Boulevard              Houston, TX                      -        438,853       3,030,396          1,162
2216 Directors Row                      Orlando, FL                      -        453,918       2,572,202            268
7460 Chancellor Drive                   Orlando, FL                      -        266,555         902,949        231,466
1901 Summit Tower Boulevard             Maitland, FL                     -      6,078,791      12,348,567        350,031
3701-3727 Vineland Road                 Orlando, FL                      -        767,929       2,096,504         46,316
4001,4051,4101 Fowler Avenue            Tampa, FL                        -      1,299,310               -      4,752,467
5501-5502 Pioneer Park Boulevard        Tampa, FL                        -        162,000       1,613,000        150,458
5690-5694 Crenshaw Street               Tampa, FL                        -        181,923       1,812,496        142,834
3102,3104,3110 Cherry Palm Drive        Tampa, FL                        -        503,767       2,787,585         75,673
8401-8408 Benjamin Road                 Tampa, FL                        -        789,651       4,454,648        227,424
3501 Riga Boulevard                     Tampa, FL                        -        617,289       3,048,379        184,586
111 Kelsey Lane                         Tampa, FL                        -        359,540       1,461,850        164,325
7930, 8010-20 Woodland Center           Tampa, FL                4,876,417      1,408,478       5,247,246        158,689

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
7920 Woodland Center Boulevard          Tampa, FL                2,918,017      1,382,648       2,445,444        404,336
8154-8198 Woodland Center               Tampa, FL                2,467,584        399,088       2,868,834         12,512
8112-42 Woodland Center                 Tampa, FL                2,545,920        513,263       3,230,239          4,600
8212 Woodland Center                    Tampa, FL                1,940,579        820,882       2,322,720         14,211
131 Kelsey Lane                         Tampa, FL                        -        511,463               -      4,466,826
7724 Woodland Center Boulevard          Tampa, FL                        -        235,893               -      2,094,260
8921 Brittany Way                       Tampa, FL                        -        255,583       1,063,882        849,197
5250 Eagle Trail Drive                  Tampa, FL                        -        952,860               -      3,457,117
1701 Clint Moore Boulevard              Boca Raton, FL                   -      1,430,884       3,043,553         39,852
4555 Riverside Drive                    Beach Gardens, FL                -        805,672       5,782,360         16,244
2500 Metrocentre Boulevard              West Palm Beach, FL              -        238,362       1,534,926         20,400
2540 Metrocentre Boulevard              West Palm Beach, FL              -        165,071       1,058,736         32,530
2541 Metrocentre Boulevard              West Palm Beach, FL              -        145,091         379,318        568,206
2580 Metrocentre Boulevard              West Palm Beach, FL              -        256,478       1,651,602         21,571
2581 Metrocentre Boulevard              West Palm Beach, FL              -        189,359       1,218,712         16,634
1101 Northpoint Parkway                 West Palm Beach, FL              -        258,606       1,462,432         47,614
3223 Commerce Place                     West Palm Beach, FL              -        501,843       2,012,290         20,403
801 Northpoint Parkway                  West Palm Beach, FL              -        459,284       2,597,108          7,888
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL               -        603,776       4,176,238        102,827
6500 NW 12th Avenue                     Ft. Lauderdale, FL               -          7,099       3,046,309         26,716
6600 NW 12th Avenue                     Ft. Lauderdale, FL               -          7,102       3,047,462         31,244
1500 SW 5th Court                       Pompano Beach, FL                -        972,232       3,892,085          5,159
1651 SW 5th Court                       Pompano Beach, FL                -        203,247         811,093          9,515
1601 SW 5th Court                       Pompano Beach, FL                -        203,247         811,093         50,505
1501 SW 5th Court                       Pompano Beach, FL                -        203,247         811,093         10,134
1400 SW 6th Court                       Pompano Beach, FL                -      1,157,049       4,620,956         40,900
1405 SW 6th Court                       Pompano Beach, FL                -        392,138       1,565,787          9,515
595 SW 13th Terrace                     Pompano Beach, FL                -        359,933       1,437,116          3,806
601 SW 13th Terrace                     Pompano Beach, FL                -        164,413         655,933          9,767
605 SW 16th Terrace                     Pompano Beach, FL                -        310,778       1,238,324          1,046
2440-2478 Metrocentre Boulevard         West Palm Beach, FL              -        470,214       2,120,555         27,939
951 Broken Sound Parkway                Boca Raton, FL           3,082,573      1,426,251       6,098,952        100,627
3400 Lakeside Drive                     Miramar, FL                      -      2,022,153      11,345,881        304,395
3450 Lakeside Drive                     Miramar, FL                      -      2,022,152      11,357,143        104,662
13650 NW 8th Street                     Sunrise, FL                      -        558,223       2,171,930         17,591
13630 NW 8th Street                     Sunrise, FL                      -        659,797       2,596,275        118,812
777 Yamato Road                         Boca Raton, FL                   -      4,101,247      16,077,347          1,723
1801 Clint Moore Boulevard              Boca Raton, FL                   -      1,065,068       4,481,644         59,032
6601-6625 W. 78th Street                Bloomington, MN                  -      2,263,060               -     38,510,925
2905 Northwest Boulevard                Plymouth, MN                     -        516,920       4,646,342        484,398
2800 Campus Drive                       Plymouth, MN                     -        395,366       3,554,512        145,676
2955 Xenium Lane                        Plymouth, MN                     -        151,238       1,370,140         73,250
9401-9443 Science Center Drive          New Hope, MN                     -        431,295       3,888,684        130,008
6321-6325 Bury Drive                    Eden Prairie, MN                 -        462,876       4,151,790         15,393
7115-7173 Shady Oak Road                Eden Prairie, MN                 -        454,974       4,089,410        107,771
7660-7716 Golden Triangle Drive         Eden Prairie, MN                 -        568,706       5,115,177        671,719
7400 Flying Cloud Drive                 Eden Prairie, MN                 -        195,982       1,762,027         18,678
330 Second Avenue                       Minneapolis, MN                  -      1,481,560      13,043,160      1,561,621
10301-10305 West 70th Street            Eden Prairie, MN                 -        120,622       1,085,226         71,595
10321 West 70th Street                  Eden Prairie, MN                 -        145,198       1,305,700         31,000
10333 West 70th Street                  Eden Prairie, MN                 -        110,746         995,868         26,724
10349-10357 West 70th Street            Eden Prairie, MN                 -        275,903       2,481,666        256,059
10365-10375 West 70th Street            Eden Prairie, MN                 -        291,077       2,618,194        151,644
10393-10394 West 70th Street            Eden Prairie, MN                 -        269,618       2,423,318        225,206
7078 Shady Oak Road                     Eden Prairie, MN                 -        343,093       3,085,795          1,690
5600 & 5610 Rowland Road                Minnetonka, MN                   -        828,650       7,399,409         58,135
2920 Northwest Boulevard                Plymouth, MN                     -        392,026       3,433,678        651,380
5400-5500 Feltl Road                    Minnetonka, MN                   -        883,895       7,983,345        132,901
10300 Bren Road                         Minnetonka, MN                   -        344,614       3,110,477        176,864
14630-14650 28th Avenue North           Plymouth, MN                     -        198,205       1,793,422         50,930
7695-7699 Anagram Drive                 Eden Prairie, MN                 -        760,525       3,254,758         25,128
7550 Meridian Circle                    Maple Grove, MN          2,308,128        513,250       2,901,906          9,347
2800 Northwest Boulevard                Plymouth, MN             4,897,625      1,934,438      10,952,503          5,932
3255 Neil Armstrong Boulevard           Eagan, MN                        -      1,131,017               -      3,308,121
4801 West 81st Street                   Bloomington, MN            823,752      1,624,701       2,494,368         32,421
8100 Cedar Avenue                       Bloomington, MN          2,306,339        501,313       3,675,416         23,271
9600 54th Avenue                        Plymouth, MN                     -        332,317       3,077,820         32,259
7800 Equitable Drive                    Eden Prairie, MN                 -      2,188,525       3,788,762            286
7905 Fuller Road                        Eden Prairie, MN                 -      1,229,862       4,075,167         15,211
26911-26957 Northwestern Highway        Southfield, MI                   -      7,799,515      66,268,817      4,465,604
1650 Research Drive                     Troy, MI                         -        763,067       7,201,677         55,753
1775 Research Drive                     Troy, MI                         -        331,422       2,788,073         39,623
1875 Research Drive                     Troy, MI                         -        329,863       2,774,006         39,601
1850 Research Drive                     Troy, MI                         -        781,054       7,364,300        114,580
1965 Research Drive                     Troy, MI                         -        419,090       3,578,928         40,911
1960 Research Drive                     Troy, MI                         -        419,146       3,579,166         46,843
27260 Haggerty Road                     Farmington Hills, MI             -        456,877       4,091,196         32,732
27200 Haggerty Road                     Farmington Hills, MI             -        382,754       3,425,227         36,627
27280 Haggerty Road                     Farmington Hills, MI             -        452,860       4,055,512         28,347
27220 Haggerty Road                     Farmington Hills, MI             -        203,064       1,802,592         18,135
27240 Haggerty Road                     Farmington Hills, MI             -        171,518       1,518,192         17,271
27300 Haggerty Road                     Farmington Hills, MI             -        370,378       3,311,366         74,634
1101 Allen Drive                        Troy, MI                         -         98,144         887,935         14,992
1151 Allen Drive                        Troy, MI                         -        164,483       1,486,220         14,798
1300 Rankin Street                      Troy, MI                         -        134,090       1,212,752         24,040
1350 Rankin Street                      Troy, MI                         -        111,776       1,011,497         21,743
1376-1400 Rankin Street                 Troy, MI                         -        134,292       1,213,626         65,236
1352-1374 Rankin Street                 Troy, MI                         -        153,275       1,385,098         27,412
1324-1346 Rankin Street                 Troy, MI                         -        134,090       1,212,214          9,081

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
OPERATING PROPERTIES - CONTINUED
1301-1307 Rankin Street                 Troy, MI                         -        111,776       1,011,121         15,664
1409 Allen Drive                        Troy, MI                         -        142,370       1,286,048         73,662
1304 E. Maple Road                      Troy, MI                         -        211,233       1,906,786        284,660
1334 Maplelawn Road                     Troy, MI                         -        124,296       1,122,802            824
1290 Maplelawn Road                     Troy, MI                         -         85,321         771,621         58,817
1070 Maplelawn Road                     Troy, MI                         -         68,560         620,595         40,673
950 Maplelawn Road                      Troy, MI                         -        252,429       2,265,259         24,248
894 Maplelawn Road                      Troy, MI                         -        181,749       1,632,243         17,270
1179 Maplelawn Road                     Troy, MI                         -         87,845         794,365         52,384
1940 Norwood Drive                      Troy, MI                         -         86,836         785,267          6,916
1311-1331 Maplelawn Road                Troy, MI                         -        125,407       1,132,810          6,991
2354 Bellingham Street                  Troy, MI                         -         87,340         789,817         12,654
2360 Bellingham Street                  Troy, MI                         -         87,340         789,817         10,864
1911 Ring Drive                         Troy, MI                         -         86,129         778,900         10,825
26442-26450 Haggerty Road               Farmington Hills, MI             -        237,687       2,143,478         14,134
26500 Haggerty Road                     Farmington Hills, MI             -        311,093       2,791,804         35,322
26650 Haggerty Road                     Farmington Hills, MI             -        173,166       1,562,704         12,574
26700 Haggerty Road                     Farmington Hills, MI             -        253,338       2,290,696          9,091
26750 Haggerty Road                     Farmington Hills, MI             -        292,717       2,638,688         26,851
26800 Haggerty Road                     Farmington Hills, MI             -        175,489       1,583,362         12,422
26842-26850 Haggerty Road               Farmington Hills, MI             -        239,606       2,160,470         13,974
50 West Big Bear Road                   Troy, MI                         -      2,159,678      19,481,454        143,132
100 West Big Bear Road                  Troy, MI                         -      2,113,006      19,057,355         67,593
245 Executive Drive                     Brookfield, WI                   -        577,067       5,197,903        118,305
8301 West Parkland Court                Milwaukee, WI                    -        358,442       3,233,707         10,954
4701 West Schroeder Road                Brown Deer, WI                   -        300,385       2,709,137         24,441
4555 West Schroeder Drive               Brown Deer, WI                   -        401,290       3,616,779        358,503
32991 Hamilton Court                    Farmington Hills, MI             -      1,065,392       3,627,675              -
7800 N. 113th Street                    Milwaukee, WI                    -      1,711,964       6,847,857         32,255
2475-2479 Elliot Avenue                 Troy, MI                         -        128,808         516,393            587
32661 Edward Avenue                     Madison Heights, MI              -        378,838       2,330,550          4,054
32701 Edward Avenue                     Madison Heights, MI              -        340,398       1,364,777          3,043
32751 Edward Avenue                     Madison Heights, MI              -        151,410         859,462         69,415
32853 Edward Avenue                     Madison Heights, MI              -        138,121         784,426         52,277
555 East Mandoline Avenue               Madison Heights, MI              -        140,862         799,993            924
599 East Mandoline Avenue               Madison Heights, MI              -        132,164         646,768         35,517
749 East Mandoline Avenue               Madison Heights, MI              -        144,658         708,054            915
750 East Mandoline Avenue               Madison Heights, MI              -        151,458         741,185            878
900 East Mandoline Avenue               Madison Heights, MI              -        157,729         771,872            915
949 East Mandoline Avenue               Madison Heights, MI              -        137,049         778,338            901
32390-32400 Howard Avenue               Madison Heights, MI              -        148,582         595,776            730
32090 John R. Road                      Madison Heights, MI              -         70,351         399,251          6,610
31601 Research Park Drive               Madison Heights, MI              -        331,179       1,879,812          4,119
31651 Research Park Drive               Madison Heights, MI              -        194,012       1,101,576          1,132
31700 Research Park Drive               Madison Heights, MI              -        373,202       1,824,721          3,575
31701 Research Park Drive               Madison Heights, MI              -        185,845       1,054,681         55,613
31751 Research Park Drive               Madison Heights, MI              -        194,063       1,300,574            979
31800 Research Park Drive               Madison Heights, MI              -        217,929       1,601,469          1,788
800 Tech Row                            Madison Heights, MI              -        444,977       2,984,811          6,322
900 Tech Row                            Madison Heights, MI              -        155,606         883,725          1,021
1000 Tech Row                           Madison Heights, MI              -        357,897       2,628,029          1,857
31771 Sherman Avenue                    Madison Heights, MI              -        150,944         645,040            781
31791 Sherman Avenue                    Madison Heights, MI              -        105,606         649,891            614
31811 Sherman Avenue                    Madison Heights, MI              -        207,599       1,179,010          1,363
31831 Sherman Avenue                    Madison Heights, MI              -        158,483         900,064          1,039
31900 Sherman Avenue                    Madison Heights, MI              -        269,293       1,804,498          1,224
800 East Whitcomb Avenue                Madison Heights, MI              -        151,704       1,294,687            878
950 East Whitcomb Avenue                Madison Heights, MI              -        113,630       2,162,302          2,351
1000 East Whitcomb Avenue               Madison Heights, MI              -        113,512       1,023,613         37,918
1100 East Whitcomb Avenue               Madison Heights, MI              -        135,152         832,031            952
1201 East Whitcomb Avenue               Madison Heights, MI              -        302,567       1,213,232          2,687
1210 East Whitcomb Avenue               Madison Heights, MI              -        121,298         329,051            540
1260 Kempar Avenue                      Madison Heights, MI              -         78,720         385,223          2,473
1280 Kempar Avenue                      Madison Heights, MI              -        142,305         536,474          4,431
1001 East Lincoln Avenue                Madison Heights, MI              -        479,874       2,050,674          4,550
1201 East Lincoln Avenue                Madison Heights, MI              -        710,614       2,139,273          3,677
22515 Heslip Drive                      Madison Heights, MI              -        144,477         338,277            573
8400 Lakeview Parkway                   Pleasant Prairie, WI             -        892,146       4,032,027             93
8401 Lakeview Parkway                   Pleasant Prairie, WI             -        649,631       3,462,362             81
9801 80th Avenue                        Pleasant Prairie, WI             -      1,692,077       7,947,278              -
50 Gibson Drive                         West Malling, UK                 -              -               -      3,717,031
25 Kings Hill Avenue                    West Malling, UK         5,808,250      1,105,380               -      8,134,990
2 Kings Hill Avenue                     West Malling, UK                 -        785,565               -      5,452,826
50 Kings Hill Avenue                    West Malling, UK                 -      1,215,608               -     12,704,406
10 Kings Hill Avenue                    West Malling, UK                 -        983,547               -      6,444,987
                                                              ------------   ------------  -------------- --------------
Subtotal Operating Properties                                 $408,150,780   $358,513,838  $1,514,674,421 $  871,936,713
                                                              ============   ============  ============== ==============

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
DEVELOPMENT IN PROGRESS
45 Liberty Boulevard                    Malvern, PA           $          -   $  4,380,221  $            - $    7,598,428
3 Franklin Plaza                        Philadelphia, PA                 -      2,483,144               -     15,725,040
2500 Renaissance Boulevard              King of Prussia, PA              -        509,580               -      2,223,822
2300 Renaissance Boulevard              King of Prussia, PA              -        509,580               -      1,480,204
2100 Renaissance Boulevard              King of Prussia, PA              -      1,110,111               -      4,245,745
4 Walnut Grove                          Horsham, PA                      -      2,515,115               -      7,678,725
PNC Bank - Phase II Construction        Philadelphia, PA                 -              0               -      4,728,357
600 Chesterfield Parkway                Malvern, PA                      -      2,013,750               -      3,577,910
700 Chesterfield Parkway                Malvern, PA                      -      2,013,750               -      2,953,064
2520 Renaissance Boulevard              King of Prussia, PA              -      1,020,000               -        174,503
201 Berkeley Drive                      Bridgeport, NJ                   -        270,880               -      3,910,471
300 Commodore Drive                     Bridgeport, NJ                   -        417,695               -      5,071,799
1020 Briggs Road Land                   Mt. Laurel, NJ                   -        494,334               -        711,586
800 Arlington Boulevard                 Logan, NJ                        -      1,687,500               -        596,860
1525 Valley Center Parkway              Allentown, PA                    -        475,686               -      5,622,852
Lehigh Valley West Land - Lot 4         Upper Macungie, PA               -      4,019,258               -      2,756,541
5500 Cox Road                           Glen Allen, VA                   -        443,485               -      2,126,243
701 Liberty Way                         Richmond, VA                     -        171,711               -      4,348,619
5305 Valley Park Drive                  Roanoke, VA                      -        266,948               -      1,635,361
530 Eastpark Court                      Richmond, VA                     -        266,883               -      2,365,724
801 Liberty Way                         Richmond, VA                     -        780,000               -      4,730,570
6532 Judge Adams Road                   Whitsett, NC                     -        305,821               -      3,634,907
4194 Mendenhall Oaks Parkway            High Point, NC                   -        102,372               -      2,110,706
4196 Mendenhall Oaks Parkway            High Point, NC                   -         66,731               -      1,613,085
4170 Mendenhall Oaks Parkway            High Point, NC                   -        143,699               -      1,702,981
4180 Mendenhall Oaks Parkway            High Point, NC                   -        121,329               -      1,598,881
3955 Faber Place                        Charleston, SC                   -        381,887               -      2,024,369
7014 AC Skinner Parkway                 Jacksonville, FL                 -        574,198               -      2,346,101
9550 Satellite Boulevard                Orlando, FL                      -        574,831               -      1,991,248
Butler Plaza                            Jacksonville, FL                 -      1,299,201               -      2,318,280
7802-50 Woodland Center Boulevard       Tampa, FL                        -        357,364               -      2,291,538
7852-98 Woodland Center Boulevard       Tampa, FL                        -        357,364               -      2,318,800
7725 Woodland Center Boulevard          Tampa, FL                        -        553,335               -      2,097,015
8001 Woodland Center Boulevard          Tampa, FL                        -        350,406               -      1,004,824
4630 Woodland Corporate Boulevard       Tampa, FL                        -        943,169               -        749,925
Silo Bend 12                            Tampa, FL                        -        654,259               -        462,544
Huntington Square Land                  Miramar, FL                      -      2,960,511               -      9,176,081
10400 Southwest Crossing                Eden Prairie, MN                 -      2,912,391               -     18,373,466
9023 Columbine Road                     Eden Prairie, MN                 -      1,956,273               -        920,540
West Tech Park Land (Lot B)             Farmington Hills, MI             -        455,846               -        952,812
West Tech Park Land (Lot C)             Farmington Hills, MI             -        368,083               -      1,035,182
30 Tower View                           West Malling, UK                 -      1,657,321               -      9,317,334
35 Kings Hill Avenue                    West Malling, UK                 -        812,193               -      2,798,320
39 Kings Hill Avenue                    West Malling, UK                 -        494,508               -      2,886,006
18 Kings Hill Avenue                    West Malling, UK                 -        829,785               -      4,493,008
                                                              ------------   ------------  -------------- --------------
Subtotal Development in Progress                              $          -   $ 45,082,508  $            - $  162,480,377
                                                              ============   ============  ============== ==============

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                                                               Cost
                                                                                                            Capitalized
                                                                                    Initial Cost            Subsequent
                                                                             ----------------------------       to
              Project                           City          Encumbrances       Land        Building       Acquisition
--------------------------------------  -------------------   ------------   ------------  -------------- --------------
LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land             Lansdale, PA          $          -   $          -  $            - $      260,415
Three Country View Road                 Malvern, PA                      -       (178,752)              -        184,929
550 Lapp Road                           Malvern, PA                      -       (159,445)              -        162,020
Cedar Hollow Road Land                  Malvern, PA                      -       (157,681)              -        157,681
Walnut Grove Land                       Horsham, PA                      -      1,065,951               -        523,497
35 Liberty Boulevard Land               Malvern, PA                      -              -               -              -
Great Valley Land                       Malvern, PA                      -        658,754               -        931,225
10 Matthews Rd South Land               Malvern, PA                      -        578,804               -         30,191
Renaissance Park Land                   King of Prussia, PA      3,548,488      3,805,664               -        783,621
Swedes Run Business Park Land           Delran, NJ                       -      1,057,204               -        558,201
Marlton Crossing Land                   Marlton, NJ                      -         69,402               -        239,260
Commodore Business Park                 Logan Township, NJ               -      2,903,914               -        460,285
Boulden Land                            New Castle, DE                   -              -               -          1,560
Marlton Executive Park Land             Marlton, NJ                      -        550,664               -        215,198
1015 Briggs Road Land                   Mt. Laurel, NJ                   -        356,987               -         65,900
Lehigh Valley Corporate Center Land     Bethlehem, PA                    -     (2,926,976)              -      4,347,527
Lehigh Valley West Lots 13,14,15        Allentown, PA                    -              -               -         30,900
LVCC Phase 2 Land                       Bethlehem, PA            1,525,000      1,959,495               -      1,183,936
LV West Land - Lot 5A                   Upper Macungie, PA               -        519,208               -         35,281
Park at Valleypointe Land               Roanoke, VA                      -        238,545               -        406,297
Fairgrounds Distribution Center Land    Richmond, VA                     -        100,000               -         30,304
Rivers' Bend Land                       Richmond, VA                     -      1,172,108               -      7,677,781
Oakleys Center Land                     Richmond, VA                     -              -               -              -
Woodlands Center Land                   Richmond, VA                     -        734,787               -        311,819
501 Liberty Way                         Richmond, VA                     -        441,188               -        208,819
601 HP Way                              Richmond, VA                     -        171,024               -        460,882
6000-98 Eastport Boulevard              Richmond, VA                     -        787,091               -         85,812
Eastport VIII                           Richmond, VA                     -        379,836               -          2,862
Eastport IX                             Richmond, VA                     -        209,856               -          1,771
Brill 2 Land                            Richmond, VA                     -      1,432,462               -        293,528
Westmoreland Land                       Virginia Beach, VA               -        758,403               -         31,279
Westmoreland III Land                   Virginia Beach, VA               -        645,966               -         28,933
Mendenhall Land                         High Point, NC                   -      2,528,914               -      2,146,962
Independence Pointe Land                Greenville, SC                   -      1,304,084               -         14,855
Executive Park at Faber Place Land      Charleston, SC                   -            452               -         40,320
Northpoint Industrial Park Land         Columbia, SC                     -              -               -         72,284
Overlook Business Center Land           Columbia, SC                     -              -               -              -
Ridgeview Center Land                   Greenville, SC                   -              -               -              -
Southchase Business Park Land           Greenville, SC                   -              -               -         77,082
Woodfield Land                          Greenville, SC                   -          1,719               -         68,958
Southpoint Business Park Land           Jacksonville, FL                 -        349,339               -         88,772
Liberty Business Park Land              Jacksonville, FL                 -       (313,180)              -      1,336,260
7024 AC Skinner Parkway                 Jacksonville, FL                 -        539,554               -        146,494
Silo Bend Land (LPDC)                   Tampa, FL                        -      4,104,030               -        299,559
Exchange Place Land                     Orlando, FL                      -        193,406               -          8,711
Belfort Road                            Jacksonville, FL                 -        375,740               -         73,042
Butler Plaza Land                       Jacksonville, FL                 -      2,602,994               -        195,872
Central Green Land                      Houston, TX                      -      1,394,592               -         10,084
Salisbury Road Land                     Jacksonville, FL                 -      1,605,907               -         30,437
Airport West                            Tampa, FL                        -              -               -            481
Woodland Corporate Center Land          Tampa, FL                        -         21,832               -        207,195
Pompano Business Park Land - Parcel 2   Boca Raton, FL                   -        407,328               -              -
Pompano Business Park Land - Parcel 3   Boca Raton, FL                   -        509,233               -              -
Boca Colannade Land - Yamato Road       Boca Raton, FL                   -      4,055,325               -        183,210
Klodt Land                              Eden Prairie, MN                 -      5,694,963               -        434,065
Flying Cloud Land                       Eden Prairie, MN                 -      6,347,575               -        390,574
Romulus Land                            Romulus, MI                      -        909,282               -         40,340
4 ABW                                   West Malling, UK                 -              -               -         68,982
                                                              ------------   ------------  -------------- --------------
Subtotal Land Held for Development                            $  5,073,488   $ 49,807,545  $            0 $   25,646,257
                                                              ============   ============  ============== ==============

TOTAL ALL PROPERTIES                                          $413,224,268    453,403,891   1,514,674,421 $1,060,063,346
                                                              ============   ============  ============== ==============

**      Rouse leases land from Kent County Council

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA             $      645,318   $    5,020,598   $    5,665,916
420 Lapp Road                             Malvern, PA                  1,049,243        6,289,585        7,338,828
747 Dresher Road                          Horsham, PA                  1,611,977        3,943,429        5,555,406
45-67 Great Valley Parkway                Malvern, PA                    795,831        2,930,154        3,725,985
1180 Church Road                          Lansdale, PA                 2,391,036       15,612,294       18,003,330
40 Valley Stream Parkway                  Malvern, PA                    323,792        2,208,115        2,531,907
50 Valley Stream Parkway                  Malvern, PA                    371,068        2,337,088        2,708,156
20 Valley Stream Parkway                  Malvern, PA                    466,413        5,052,259        5,518,672
800 Town Center Drive                     Langhorne, PA                1,619,288        8,987,586       10,606,875
9, 15 Great Valley Parkway                Malvern, PA                  1,837,878       15,155,884       16,993,762
257-275 Great Valley Parkway              Malvern, PA                    505,458        4,424,034        4,929,492
300 Technology Drive                      Malvern, PA                    374,497        1,294,125        1,668,622
277-293 Great Valley Parkway              Malvern, PA                    531,534        1,913,842        2,445,376
311 Technology Drive                      Malvern, PA                    348,099        2,285,875        2,633,974
325 Technology Drive                      Malvern, PA                    385,693        1,841,992        2,227,685
7 Great Valley Parkway                    Malvern, PA                    177,317        4,266,401        4,443,718
55 Valley Stream Parkway                  Malvern, PA                    215,818        3,304,100        3,519,918
65 Valley Stream Parkway                  Malvern, PA                    382,361        4,727,790        5,110,151
508 Lapp Road                             Malvern, PA                    263,116        1,798,410        2,061,526
10 Valley Stream Parkway                  Malvern, PA                    465,135        2,708,000        3,173,135
333 Phoenixville Pike                     Malvern, PA                    524,229        3,083,246        3,607,475
30 Great Valley Parkway                   Malvern, PA                    128,783          354,908          483,691
75 Great Valley Parkway                   Malvern, PA                    143,811          418,152          561,963
27-43 Great Valley Parkway                Malvern, PA                    449,447        2,115,645        2,565,092
77-123 Great Valley Parkway               Malvern, PA                    888,359        4,581,383        5,469,742
260 Great Valley Parkway                  Malvern, PA                    212,768          840,159        1,052,927
256 Great Valley Parkway                  Malvern, PA                    161,949        1,887,910        2,049,859
205 Great Valley Parkway                  Malvern, PA                  1,369,003        9,598,853       10,967,856
12,14,16 Great Valley Parkway             Malvern, PA                    131,517        1,201,212        1,332,729
155 Great Valley Parkway                  Malvern, PA                    626,068        2,257,560        2,883,628
333 Technology Drive                      Malvern, PA                     90,952        2,377,145        2,468,097
510 Lapp Road                             Malvern, PA                    325,415          897,495        1,222,910
181 Wheeler Court                         Langhorne, PA                  263,490        2,089,697        2,353,187
1100 Wheeler Way                          Langhorne, PA                  151,500        1,189,217        1,340,717
60 Morehall Road                          Malvern, PA                    884,974       13,989,653       14,874,627
905 Airport Road                          West Chester, PA             1,735,012        5,369,518        7,104,530
16 Cabot Boulevard                        Langhorne, PA                  649,743        5,925,232        6,574,975
1 Country View Road                       Malvern, PA                    406,421        4,046,917        4,453,338
2151 Cabot Boulevard                      Langhorne, PA                  389,990        3,714,510        4,104,500
170 South Warner Road                     King of Prussia, PA            555,911        5,213,641        5,769,552
190 South Warner Road                     King of Prussia, PA            560,373        4,333,359        4,893,732
507 Prudential Road                       Horsham, PA                    652,919        6,028,949        6,681,868
100 Witmer Road                           Horsham, PA                  3,133,783        9,654,658       12,788,441
3100 Horizon Drive                        King of Prussia, PA            611,435        1,997,769        2,609,205
3300 Horizon Drive                        King of Prussia, PA            687,878        3,143,819        3,831,697
3500 Horizon Drive                        King of Prussia, PA          1,223,875        2,512,100        3,735,976
200 Chester Field Parkway                 Malvern, PA                    495,893        2,862,279        3,358,172
767 Electronic Drive                      Horsham, PA                  1,241,970        2,926,553        4,168,523
132 Welsh Road                            Horsham, PA                  1,408,042        3,782,765        5,190,807
5 Country View Road                       Malvern, PA                    786,235        4,812,177        5,598,412
3200 Horizon Drive                        King of Prussia, PA          1,210,136        4,009,811        5,219,947
3000 Horizon Drive                        King of Prussia, PA            946,703        2,097,809        3,044,511
111-195 Witmer Road                       Horsham, PA                    407,205        3,244,924        3,652,128
300 Welsh Road                            Horsham, PA                    180,459        1,506,101        1,686,559
400 Welsh Road                            Horsham, PA                    282,493        3,251,028        3,533,521
8801 Tinicum Boulevard                    Philadelphia, PA               124,062       26,559,254       26,683,316
440 East Swedesford Road                  King of Prussia, PA            717,001        6,270,057        6,987,058
460 East Swedesford Road                  King of Prussia, PA            705,317        5,118,131        5,823,447
50 Morehall Road                          Malvern, PA                  1,337,076       12,559,217       13,896,293
2 Walnut Grove Drive                      Horsham, PA                  1,265,363        8,554,421        9,819,784
200 Gibraltar Road                        Horsham, PA                    638,513        5,913,832        6,552,345
220 Gibraltar Road                        Horsham, PA                    629,944        5,751,974        6,381,918
240 Gibraltar Road                        Horsham, PA                    629,944        5,752,023        6,381,967
151 S. Warner Road                        King of Prussia, PA          1,218,086        7,051,869        8,269,955
1 Walnut Grove Drive                      Horsham, PA                  1,058,901        6,200,558        7,259,459
3604 Horizon Drive                        King of Prussia, PA            350,873        1,622,699        1,973,572
3606 Horizon Drive                        King of Prussia, PA            815,855        1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA            952,911       15,098,429       16,051,340
680 Swedesford Road                       King of Prussia, PA            952,361       13,088,704       14,041,065
761 Fifth Avenue                          King of Prussia, PA            256,463        2,283,121        2,539,584
771 Fifth Avenue                          King of Prussia, PA            152,456        1,434,287        1,586,743
1 Great Valley Parkway                    Malvern, PA                    419,460        3,971,229        4,390,689
5 Great Valley Parkway                    Malvern, PA                    684,200        6,420,736        7,104,936
311 Sinclair Road                         Bristol, PA                    277,901        1,588,453        1,866,354
100 Cedar Hollow Road                     Malvern, PA                  1,646,985       15,774,424       17,421,408
3 Country View Road                       Malvern, PA                  1,128,880        4,458,972        5,587,853
425 Technology Drive                      Malvern, PA                    321,473        1,705,940        2,027,413
375 Technology Drive                      Malvern, PA                    234,922        1,754,063        1,988,985
100 Chesterfield Parkway                  Malvern, PA                  1,349,954        6,502,270        7,852,224
181-187 Gibraltar Road                    Horsham, PA                    360,549        3,690,467        4,051,016
104 Rock Road                             Horsham, PA                    330,111        3,003,681        3,333,792
123-135 Rock Road                         Horsham, PA                    292,360        2,438,931        2,731,291
111-159 Gibraltar Road                    Horsham, PA                    489,032        4,156,675        4,645,707
161-175 Gibraltar Road                    Horsham, PA                    294,673        3,094,979        3,389,652
125-137 Gibraltar Road                    Horsham, PA                    270,906        2,712,000        2,982,906
261-283 Gibraltar Road                    Horsham, PA                    464,871        3,990,308        4,455,179
210-223 Witmer Road                       Horsham, PA                    270,282        3,808,010        4,078,292

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
231-237 Gibraltar Road                    Horsham, PA                    436,952        4,215,833        4,652,785
100 Gibraltar Road                        Horsham, PA                     38,729          358,432          397,161
101 Gibraltar Road                        Horsham, PA                    731,990        5,943,778        6,675,768
506 Prudential Road                       Horsham, PA                    208,140        1,512,635        1,720,775
113-123 Rock Road                         Horsham, PA                    351,072        3,192,293        3,543,365
101-111 Rock Road                         Horsham, PA                    350,561        3,188,255        3,538,816
120 Gibraltar Road                        Horsham, PA                    558,142        4,908,332        5,466,474
110 Gibraltar Road                        Horsham, PA                    673,041        5,829,389        6,502,430
100-107 Lakeside Drive                    Horsham, PA                    255,528        2,339,018        2,594,546
200-264 Lakeside Drive                    Horsham, PA                    502,705        4,942,987        5,445,692
300-309 Lakeside Drive                    Horsham, PA                    376,475        3,457,234        3,833,709
400-445 Lakeside Drive                    Horsham, PA                    583,628        5,954,284        6,537,912
104 Witmer Road                           Horsham, PA                    124,565        1,559,986        1,684,551
201 Gibraltar Road                        Horsham, PA                    380,127        3,981,412        4,361,539
3600 Horizon Drive                        King of Prussia, PA            236,432        1,879,447        2,115,879
3602 Horizon Drive                        King of Prussia, PA            217,734        1,855,326        2,073,060
400-500 Brandywine Parkway                West Chester, PA               845,846        7,128,128        7,973,974
600 Brandywine Parkway                    West Chester, PA               664,899        5,518,747        6,183,646
2700 Horizon Drive                        King of Prussia, PA            867,666        3,458,128        4,325,794
2900 Horizon Drive                        King of Prussia, PA            773,946        3,352,074        4,126,020
719 Dresher Road                          Horsham, PA                    495,112        2,873,978        3,369,091
2250 Hickory Road                         Plymouth Meeting, PA         1,015,851        9,343,751       10,359,602
3400 Horizon Drive                        King of Prussia, PA            776,496        3,236,337        4,012,833
One Ridgewood Place                       Downingtown, PA                422,460        2,341,399        2,763,859
300 Welsh Road                            Horsham, PA                    696,061        3,340,643        4,036,704
6 Terry Drive                             Newtown, PA                    622,029        2,229,572        2,851,601
14 Lee Boulevard                          Malvern, PA                    665,053        6,316,131        6,981,184
500 Chester Field Parkway                 Malvern, PA                    473,139        2,876,167        3,349,306
300-400 Chester Field Parkway             Malvern, PA                    931,212        4,494,377        5,425,589
1805 Underwood Boulevard                  Delran, NJ                     196,901          622,144          819,045
150 Mid-Atlantic Parkway                  West Deptford, NJ               88,153          508,052          596,205
18 Boulden Circle                         New Castle, DE                 198,062        3,906,748        4,104,810
501 Delran Parkway                        Delran, NJ                     184,162        2,931,056        3,115,218
600 Delran Parkway                        Delran, NJ                     372,719        5,941,662        6,314,381
1607 Imperial Way                         West Deptford, NJ              288,280        2,970,495        3,258,775
1 Boulden Circle                          New Castle, DE                  93,309        1,337,838        1,431,147
31-55 Read's Way                          New Castle, DE                 972,159        5,535,641        6,507,800
3 Boulden Circle                          New Castle, DE                 126,701        2,126,041        2,252,742
5 Boulden Circle                          New Castle, DE                 232,274        3,501,869        3,734,143
601 Delran Parkway                        Delran, NJ                     193,336        1,637,643        1,830,979
51 Haddonfield Road                       Cherry Hill, NJ                248,326        9,359,759        9,608,085
57 Read's Way                             New Castle, DE                 352,736        2,758,177        3,110,913
1370 Imperial Way                         West Deptford, NJ              298,010        4,415,928        4,713,938
8 Stow Road                               Marlton, NJ                    172,945        1,797,730        1,970,675
10 Stow Road                              Marlton, NJ                    147,318        1,520,368        1,667,686
12 Stow Road                              Marlton, NJ                    103,618        1,184,226        1,287,844
14 Stow Road                              Marlton, NJ                     93,418        1,055,417        1,148,835
1300 Metropolitan Avenue                  West Deptford, NJ              221,218        2,016,048        2,237,266
701A Route 73 South                       Marlton, NJ                    271,743        5,535,318        5,807,061
701C Route 73 South                       Marlton, NJ                     96,161        1,564,153        1,660,314
1008 Astoria Boulevard                    Cherry Hill, NJ                 32,698          847,897          880,595
1475 Imperial Way                         West Deptford, NJ               58,606        1,030,902        1,089,508
3000 Atrium Way                           Mt. Laurel, NJ                 512,018        7,539,531        8,051,549
750 Cardinal Drive                        Bridgeport, NJ                 236,190        2,610,506        2,846,696
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ                 456,465        4,901,099        5,357,564
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 362,855        3,430,028        3,792,883
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 290,545        2,843,430        3,133,975
406 Lippincott Drive                      Marlton, NJ                    327,554        2,319,880        2,647,434
234 High Hill Road                        Bridgeport, NJ                 250,445        1,812,039        2,062,484
231 Lake Drive                            New Castle, DE                 623,043        4,023,065        4,646,108
100 Arlington Boulevard                   Bridgeport, NJ                 374,836        4,245,021        4,619,857
100 Berkeley Drive                        Swedesboro, NJ                 401,254        2,131,662        2,532,916
301 Lippincott Drive                      Marlton, NJ                  1,069,837        5,185,695        6,255,532
303 Lippincott Drive                      Marlton, NJ                  1,069,837        5,150,391        6,220,228
510-512 Sharptown Road                    Bridgeport, NJ                 125,410        1,107,485        1,232,895
901 Route 73                              Marlton, NJ                    334,411        2,826,977        3,161,389
Four Greentree Center                     Marlton, NJ                    450,558        3,668,483        4,119,041
512 Sharptown Road                        Bridgeport, NJ                 180,468        1,592,810        1,773,278
15 Boulden Circle                         New Castle, DE                 833,364        4,913,444        5,746,808
404 Lippincott Drive                      Marlton, NJ                    131,896        1,672,248        1,804,144
263 Quigley Boulevard                     New Castle, DE                 171,167        1,411,759        1,582,926
34 Blevins Drive                          New Castle, DE                 196,396        1,543,931        1,740,327
104 Gaither Drive                         Mt. Laurel, NJ                 136,446        1,369,093        1,505,539
2 Lukens Drive                            New Castle, DE                 169,118        1,390,346        1,559,464
402 Lippincott Drive                      Marlton, NJ                    131,896        1,629,153        1,761,049
3000 Lincoln Drive                        Mt. Laurel, NJ                 284,052        3,586,667        3,870,719
6000 Commerce Parkway                     Mt. Laurel, NJ                 234,151        2,154,654        2,388,805
7000 Commerce Parkway                     Mt. Laurel, NJ                 260,014        2,306,930        2,566,944
8000 Commerce Parkway                     Mt. Laurel, NJ                 234,814        2,061,442        2,296,256
9000 Commerce Parkway                     Mt. Laurel, NJ                 286,587        2,529,316        2,815,903
1000 Briggs Road                          Mt. Laurel, NJ                 288,577        2,780,677        3,069,254
1025 Briggs Road                          Mt. Laurel, NJ                 430,990        3,731,252        4,162,242
9 Stow Road                               Marlton, NJ                    654,728        1,920,725        2,575,453
2000 Crawford Place                       Mt. Laurel, NJ                 310,831        3,507,760        3,818,591
1351 Metropolitan Avenue                  Pureland, NJ                   189,465        1,755,427        1,944,892
650 Grove Road                            Pureland, NJ                   267,214        2,562,243        2,829,457
400 Grove Road                            Pureland, NJ                   145,009        1,378,818        1,523,827
5000 Dearborn Court                       Mt. Laurel, NJ               1,057,763        4,222,775        5,280,538
515 Heron Drive                           Bridgeport, NJ                 334,017        2,375,580        2,709,597
500 Sharptown Road                        Pureland, NJ                   302,858        2,673,774        2,976,632

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
625 Heron Drive                           Bridgeport, NJ                 180,226          913,440        1,093,666
605 Heron Drive                           Bridgeport, NJ                 265,381        1,051,394        1,316,775
510 Heron Drive                           Bridgeport, NJ                 790,335        7,977,296        8,767,631
522 Pedricktown Road                      Bridgeport, NJ                 176,309        1,376,708        1,553,017
530 Pedricktown Road                      Bridgeport, NJ                 350,813        1,931,324        2,282,138
540 Pedricktown Road                      Bridgeport, NJ                 531,280        4,553,548        5,084,828
230 High Hill Road                        Bridgeport, NJ               1,418,000        8,866,156       10,284,156
3 Mallard Court                           Bridgeport, NJ                 417,893        2,452,530        2,870,422
730 Cardinal Drive                        Bridgeport, NJ                 576,598        1,817,480        2,394,078
405 Heron Drive                           Bridgeport, NJ               2,167,471       19,246,081       21,413,552
100 Eagle Road                            Bridgeport, NJ                 256,491        1,452,245        1,708,736
250 High Hill Road                        Bridgeport, NJ                 246,478        2,440,375        2,686,853
508 Center Square Road                    Bridgeport, NJ                 453,341        3,459,188        3,912,528
602 Heron Drive                           Bridgeport, NJ                 524,728        2,245,012        2,769,740
300 Eagle Court                           Bridgeport, NJ               1,135,989        1,879,429        3,015,418
500 Center Square Road                    Bridgeport, NJ               1,338,839        6,199,301        7,538,139
1001 Briggs Road                          Marlton, NJ                    701,705        3,719,913        4,421,618
1960 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,314,227        1,635,926
1970 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,309,960        1,631,659
10000 & 11000 Route 73                    Marlton, NJ                    715,705        2,661,469        3,377,174
1655 Valley Center Parkway                Bethlehem, PA                  215,095        1,866,465        2,081,560
6560 Stonegate Drive                      Allentown, PA                  437,122        2,332,118        2,769,240
6370 Hedgewood Drive                      Allentown, PA                  515,707        3,021,875        3,537,582
6390 Hedgewood Drive                      Allentown, PA                  670,819        2,537,540        3,208,359
1495 Valley Center Parkway                Bethlehem, PA                  258,014        3,762,641        4,020,655
6350 Hedgewood Drive                      Allentown, PA                  370,318        3,233,153        3,603,471
6330 Hedgewood Drive                      Allentown, PA                  499,720        4,262,061        4,761,781
1550 Valley Center Parkway                Bethlehem, PA                  188,320        3,171,216        3,359,536
1560 Valley Center Parkway                Bethlehem, PA                  229,301        3,888,876        4,118,177
6580 Snowdrift Road                       Allentown, PA                  367,377        2,478,942        2,846,319
1510 Valley Center Parkway                Bethlehem, PA                  312,873        3,302,687        3,615,560
1530 Valley Center Parkway                Bethlehem, PA                  212,491        2,572,205        2,784,696
6540 Stonegate Drive                      Allentown, PA                  422,730        3,597,076        4,019,806
974 Marcon Boulevard                      Allentown, PA                  144,248        2,127,691        2,271,939
964 Marcon Street                         Allentown, PA                  139,480        1,491,395        1,630,875
764 Roble Road                            Allentown, PA                  141,746          793,490          935,236
3174 Airport Road                         Allentown, PA                   98,986        1,105,398        1,204,384
2196 Avenue C                             Allentown, PA                  107,307        1,195,585        1,302,892
2202 Hanger Place                         Allentown, PA                  138,127        1,290,822        1,428,949
2201 Hanger Place                         Allentown, PA                  129,142        1,407,561        1,536,703
954 Marcon Boulevard                      Allentown, PA                  104,452        1,159,848        1,264,300
57 South Commerce Way                     Allentown, PA                  395,459        2,959,489        3,354,948
754 Roble Road                            Allentown, PA                  163,735        1,819,107        1,982,842
894 Marcon Boulevard                      Allentown, PA                  118,304        1,076,272        1,194,576
744 Roble Road                            Allentown, PA                  161,371        1,876,577        2,037,948
944 Marcon Boulevard                      Allentown, PA                  119,711        1,589,180        1,708,891
1685 Valley Center Parkway                Allentown, PA                  198,482        2,096,656        2,295,138
6520 Stonegate Drive                      Allentown, PA                  948,395        1,330,049        2,278,444
7437 Industrial Boulevard                 Allentown, PA                  726,651        6,423,415        7,150,066
2041 Avenue C                             Allentown, PA                  213,879        1,166,830        1,380,709
2124 Avenue C                             Allentown, PA                  289,529        1,093,852        1,383,381
7339 Industrial Boulevard                 Allentown, PA                1,197,448        5,637,547        6,834,995
7384 Penn Drive                           Allentown, PA                  652,118        2,699,588        3,351,706
7144 Daniels Drive                        Allentown, PA                1,579,169        6,578,363        8,157,532
7620 Cetronia Road                        Allentown, PA                1,093,724        4,023,482        5,117,206
939 Marcon Boulevard                      Allentown, PA                2,220,548        5,258,261        7,478,809
100 Brodhead Road                         Allentown, PA                  429,456        3,099,891        3,529,347
1455 Valley Center Parkway                Bethlehem, PA                  545,173        3,760,041        4,305,214
1640 Valley Center Parkway                Bethlehem, PA                  190,728        2,580,591        2,771,319
1650 Valley Center Parkway                Allentown, PA                  188,896        2,390,469        2,579,365
1660 Valley Center Parkway                Bethlehem, PA                  188,721        2,230,021        2,418,742
400 Nestle Way                            Allentown, PA                8,184,096       26,296,091       34,480,187
83 South Commerce Way                     Bethlehem, PA                  212,744        1,017,143        1,229,887
85 South Commerce Way                     Bethlehem, PA                  237,078        1,068,965        1,306,043
87 South Commerce Way                     Bethlehem, PA                  253,886        1,138,811        1,392,696
89 South Commerce Way                     Bethlehem, PA                  368,019        1,881,150        2,249,169
7339 Industrial Boulevard                 Allentown, PA                2,670,673       13,988,804       16,659,477
95 Highland Avenue                        Bethlehem, PA                  430,593        3,482,516        3,913,109
236 Brodhead Road                         Bethlehem, PA                  376,962        4,697,544        5,074,506
6620 Grant Way                            Allentown, PA                  430,824        1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                4,174,970       16,139,519       20,314,489
7562 Penn Drive                           Allentown, PA                  269,614          922,920        1,192,534
7277 Williams Avenue                      Allentown, PA                  463,124        1,562,858        2,025,981
7355 Williams Avenue                      Allentown, PA                  489,749        1,769,932        2,259,682
794 Roble Boulevard                       Allentown, PA                1,147,541        6,144,447        7,291,988
6923 Schantz Spring Road                  Allentown, PA                1,127,805        3,347,397        4,475,202
2600 Beltline Avenue                      Reading, PA                    558,903        2,247,326        2,806,229
7132 Daniels Drive                        Allentown, PA                1,696,470        7,126,040        8,822,510
3985 Adler Place                          Bethlehem, PA                  705,367        4,062,547        4,767,914
12000,001,040 Indian Creek Court          Beltsville, MD               2,665,835       10,583,308       13,249,143
8280 Patuxent Range Drive                 Columbia, MD                   181,601        1,297,559        1,479,160
7178-80 Columbia Gateway                  Columbia, MD                 1,571,105        5,188,568        6,759,673
8730 Bollman Place                        Columbia, MD                   626,269        4,652,665        5,278,934
9770 Patuxent Woods Drive                 Columbia, MD                   341,663        3,043,617        3,385,280
9780 Patuxent Woods Drive                 Columbia, MD                   218,542        1,947,234        2,165,775
9790 Patuxent Woods Drive                 Columbia, MD                   243,791        2,175,748        2,419,539
9810 Patuxent Woods Drive                 Columbia, MD                   266,684        2,374,941        2,641,625
9800 Patuxent Woods Drive                 Columbia, MD                   299,099        2,662,092        2,961,191
9820 Patuxent Woods Drive                 Columbia, MD                   237,779        2,119,587        2,357,366
9830 Patuxent Woods Drive                 Columbia, MD                   296,262        2,642,407        2,938,669

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
9050 Red Branch Road                      Columbia, MD                   290,950        2,584,575        2,875,525
4606 Richlynn Drive                       Belcamp, MD                    299,600        1,828,689        2,128,289
8945-8975 Guilford                        Columbia, MD                 2,427,065        7,506,413        9,933,478
7317 Parkway Drive                        Hanover, MD                  1,104,359        1,959,967        3,064,327
180,190 Cochrane Drive                    Annapolis, MD                3,752,293       16,052,461       19,804,754
9101,9111,9115 Guilford Road              Columbia, MD                   765,953        3,324,727        4,090,680
9125,9135,9145 Guilford Road              Columbia, MD                   920,439        5,766,475        6,686,914
10 South Third Street                     Richmond, VA                    27,970          173,381          201,351
1751 Bluehills Drive                      Roanoke, VA                  1,063,728        8,602,628        9,666,356
4300 Carolina Avenue                      Richmond, VA                 2,009,136       15,337,786       17,346,923
301 Hill Carter Parkway                   Richmond, VA                   659,456        4,899,214        5,558,670
4001 Carolina Avenue                      Richmond, VA                    29,443          248,597          278,040
5600-5626 Eastport Boulevard              Richmond, VA                   489,941        3,775,241        4,265,182
5650-5674 Eastport Boulevard              Richmond, VA                   644,384        4,161,431        4,805,815
5700 Eastport Boulevard                   Richmond, VA                   408,729        2,740,967        3,149,696
11020 Hull Street Road                    Richmond, VA                   139,887          646,199          786,086
3432 Holland Road                         Virginia Beach, VA             173,527          801,603          975,130
4880 Cox Road                             Richmond, VA                   743,898        5,664,973        6,408,871
5162 Valleypointe Parkway                 Roanoke, VA                    551,483        2,647,549        3,199,032
4101- 4127 Carolina Avenue                Richmond, VA                   310,854        2,336,735        2,647,589
4201-4261 Carolina Avenue                 Richmond, VA                   693,203        5,263,166        5,956,369
4263-4299 Carolina Avenue                 Richmond, VA                   256,203        3,219,117        3,475,320
4301-4335 Carolina Avenue                 Richmond, VA                   223,696        1,757,039        1,980,735
4337-4379 Carolina Avenue                 Richmond, VA                   325,203        2,803,892        3,129,095
4501-4549 Carolina Avenue                 Richmond, VA                   486,166        3,696,144        4,182,310
4551-4593 Carolina Avenue                 Richmond, VA                   474,360        3,572,034        4,046,394
4601-4643 Carolina Avenue                 Richmond, VA                   652,455        5,069,392        5,721,847
4645-4683 Carolina Avenue                 Richmond, VA                   404,616        3,764,829        4,169,445
4447-4491 Carolina Avenue                 Richmond, VA                   454,056        2,802,016        3,256,072
4401-4445 Carolina Avenue                 Richmond, VA                   615,038        4,595,165        5,210,203
12 S. Third Street                        Richmond, VA                    40,539          190,807          231,346
9601 Cosner Drive                         Fredericksburg, VA             476,262        4,068,416        4,544,678
315 Cardiff Valley Road                   Knoxville, TN                  443,305        2,993,390        3,436,695
2300 East Parham Road                     Richmond, VA                   221,947        1,025,269        1,247,216
1347 Diamond Springs Road                 Virginia Beach, VA             436,898        3,363,431        3,800,329
5221 Valleypark Drive - Bldg A            Roanoke, VA                    285,008        1,222,705        1,507,713
5228 Valleypointe Parkway - Bldg B        Roanoke, VA                    218,663          893,497        1,112,160
5238 Valleypark Drive - Bldg C            Roanoke, VA                    416,375        1,988,562        2,404,937
5601-5659 Eastport Boulevard              Richmond, VA                   720,100        5,175,570        5,895,670
5900 Eastport Boulevard                   Richmond, VA                   687,898        5,755,857        6,443,756
4717-4729 Eubank Road                     Richmond, VA                   452,263        3,383,656        3,835,919
5251 Concourse Drive                      Roanoke, VA                    217,690        1,571,429        1,789,119
4263F Carolina Avenue                     Richmond, VA                    91,599        1,622,673        1,714,273
4200 Oakleys Court                        Richmond, VA                   459,653        2,500,932        2,960,585
1821 Battery Dantzler Road                Richmond, VA                   392,332        3,061,807        3,454,139
5000 Cox Road                             Glen Allen, VA                 771,029        3,710,943        4,481,972
510 Eastpark Court                        Richmond, VA                   262,210        2,147,223        2,409,433
520 Eastpark Court                        Richmond, VA                   486,598        4,134,861        4,621,459
13001 Kingston Avenue                     Chester, VA                    376,700        2,002,994        2,379,694
5701-5799 Eastport Boulevard              Richmond, VA                   700,503        5,081,400        5,781,902
4801 Cox Road                             Richmond, VA                 1,075,620        8,834,943        9,910,563
600 Liberty Way                           Richmond, VA                   501,752        7,820,637        8,322,388
500 Liberty Way                           Richmond, VA                   491,919        6,509,959        7,001,878
4198 Cox Road                             Glen Allen, VA                 670,292        3,864,336        4,534,628
5310 Valley Park Drive                    Roanoke, VA                    129,220        1,131,468        1,260,688
4510 Cox Road                             Glen Allen, VA               1,010,044        7,534,375        8,544,420
2809 South Lynnhaven Road                 Virginia Beach, VA             953,590        6,462,015        7,415,605
200 Golden Oak Court                      Virginia Beach, VA           1,116,693        6,945,801        8,062,493
208 Golden Oak Court                      Virginia Beach, VA             965,177        6,843,444        7,808,621
1 Enterprise Parkway                      Hampton, VA                    974,675        5,746,206        6,720,881
22 Enterprise Parkway                     Hampton, VA                  1,097,368        6,976,899        8,074,267
484 Viking Drive                          Virginia Beach, VA             891,753        3,695,316        4,587,068
10430 Lakeridge Parkway                   Richmond, VA                   421,267        3,828,314        4,249,581
10456 Lakeridge Parkway                   Richmond, VA                   409,261        3,723,757        4,133,017
3829-3855 Gaskins Road                    Richmond, VA                   364,165        3,269,288        3,633,454
629 Phoenix Drive                         Virginia Beach, VA             371,694        2,125,063        2,496,757
11838 Rock Landing Drive                  Newport News, VA               673,942        2,170,944        2,844,885
11844 Rock Landing Drive                  Newport News, VA               326,774        1,423,323        1,750,097
11846 Rock Landing Drive                  Newport News, VA               299,066        1,450,554        1,749,620
5700 Cleveland Street                     Virginia Beach, VA             700,564        9,802,375       10,502,940
4523 Green Point Drive                    High Point, NC                 223,614        2,023,770        2,247,384
4501 Green Point Drive                    High Point, NC                 320,450        2,232,484        2,552,934
4500 Green Point Drive                    High Point, NC                 231,692        2,014,449        2,246,141
2427 Penny Road                           High Point, NC               1,168,074        6,184,618        7,352,692
4524 Green Point Drive                    High Point, NC                 183,888        2,103,328        2,287,216
4328, 4336 Federal Drive                  High Point, NC                 825,092        7,376,106        8,201,198
200 Centreport Drive                      Greensboro, NC                 332,017        4,028,344        4,360,361
4344 Federal Drive                        High Point, NC                 173,623        2,634,469        2,808,092
202 Centreport Drive                      Greensboro, NC                 549,679        5,538,064        6,087,743
101 Centreport Drive                      Greensboro, NC                 826,237        6,566,166        7,392,403
4000 Piedmont Parkway                     High Point, NC                 597,368        5,015,701        5,613,069
4380 Federal Drive                        High Point, NC                 283,368        2,887,330        3,170,698
4388 Federal Drive                        High Point, NC                 132,655        1,125,699        1,258,354
6532 Judge Adams Road                     Rock Creek, NC                 399,988        3,444,180        3,844,168
3860 Faber Place                          N. Charleston, SC              796,655        2,074,232        2,870,887
4055 Faber Place                          N. Charleston, SC              882,352        4,838,055        5,720,407
3820 Faber Place                          N. Charleston, SC              506,558        2,427,911        2,934,469
3875 Faber Place                          N. Charleston, SC            1,166,052        5,701,327        6,867,379
440 Knox Abbott Drive                     Cayce, SC                      576,767        3,600,511        4,177,278
150 Ridgeview Center Drive                Duncan, SC                     711,353        8,070,965        8,782,318

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
1320 Garlington Road                      Greenville, SC                 398,539        1,817,314        2,215,853
420 Park Avenue                           Greenville, SC                 522,548        3,291,229        3,813,777
1 Alliance Drive                          Goose Creek, SC                662,422        1,714,203        2,376,625
111 Southchase Boulevard                  Fountain Inn, SC               499,065        5,012,981        5,512,046
300 International Boulevard               Fountain Inn, SC               180,560          639,821          820,381
4160 Mendenhall Oaks Parkway              High Point, NC                 545,627        2,848,724        3,394,351
1208 Eastchester Drive                    High Point, NC                 487,209        4,377,628        4,864,837
7720 Mendenhall Oaks Parkway              High Point, NC               2,041,816       16,576,164       18,617,980
One Independence Pointe                   Greenville, SC                 784,617        6,349,966        7,134,583
55 Beattie Place                          Greenville, SC               2,645,238       23,801,929       26,447,167
75 Beattie Place                          Greenville, SC               2,408,577       17,607,202       20,015,779
7736 McCloud Road                         Greensboro, NC                 591,795        6,047,259        6,639,054
15 Brendan Way                            Greenville, SC                 614,192        3,013,684        3,627,876
200 Meeting Street                        Charleston, SC               4,027,428       30,261,967       34,289,395
7500 West 110th Street                    Overland Park, KS            2,380,493        9,660,218       12,040,710
8035 Quivira Road                         Lenexa, KS                   1,180,181        4,737,971        5,918,152
4300 Federal Drive                        High Point, NC                 276,038        1,590,008        1,866,045
1730 Stebbins Drive                       Houston, TX                    144,016          412,656          556,672
5911-5925 Richard Street                  Jacksonville, FL               286,335          497,306          783,641
8383-8385 Baycenter Road                  Jacksonville, FL                65,329          610,694          676,023
8775 Baypine Road                         Jacksonville, FL               913,264        3,136,335        4,049,599
8539 Western Way                          Jacksonville, FL               631,558        2,868,955        3,500,513
6255 Lake Gray Boulevard                  Jacksonville, FL               811,963        3,294,676        4,106,639
6600-6660 Suemac Place                    Jacksonville, FL               216,014        1,889,564        2,105,578
6800-6850 Suemac Place                    Jacksonville, FL               125,576          973,671        1,099,247
8665,8667,8669 Baypine Road               Jacksonville, FL             1,023,514        3,867,879        4,891,393
8540 Baycenter Road                       Jacksonville, FL               450,431        1,366,708        1,817,139
1200 Riverplace Boulevard                 Jacksonville, FL             1,035,091       16,921,672       17,956,763
8400 Baymeadows Way                       Jacksonville, FL               566,370        2,323,521        2,889,891
8614 Baymeadows Way                       Jacksonville, FL               312,761        1,088,410        1,401,171
5941-5975 Richard Street                  Jacksonville, FL               585,280        1,111,567        1,696,847
7970 Bayberry Road                        Jacksonville, FL               129,979        1,247,176        1,377,155
6000-6030 Bowdendale Avenue               Jacksonville, FL               275,475        1,592,174        1,867,649
7898 Baymeadows Way                       Jacksonville, FL               568,005        1,966,127        2,534,132
5977-6607 Richard Street                  Jacksonville, FL               182,747        1,562,967        1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL               211,449        2,678,001        2,889,450
7954 & 7960 Baymeadows Way                Jacksonville, FL               292,667        2,978,826        3,271,493
8787 Baypine Road                         Jacksonville, FL             2,045,574       35,636,694       37,682,268
7077 Bonneval Road                        Jacksonville, FL               774,020        6,790,046        7,564,066
4190 Belfort Road                         Jacksonville, FL               827,420        7,376,690        8,204,110
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               628,437        4,399,299        5,027,736
7020 AC Skinner Parkway                   Jacksonville, FL               749,811        2,102,798        2,852,609
7040 AC Skinner Parkway                   Jacksonville, FL               853,981        2,962,115        3,816,095
11777 Central Highway                     Jacksonville, FL               192,004        2,255,323        2,447,327
4345 Southpoint Parkway                   Jacksonville, FL               418,093        7,676,883        8,094,976
7016 AC Skinner Parkway                   Jacksonville, FL               602,633        2,320,994        2,923,626
7018 AC Skinner Parkway                   Jacksonville, FL               846,433        4,075,649        4,922,082
6620 Southpoint Drive                     Jacksonville, FL               614,602        4,573,339        5,187,941
7980 Bayberry Road                        Jacksonville, FL               330,726        1,358,258        1,688,984
9600 Satellite Boulevard                  Orlando, FL                    252,850        1,311,297        1,564,147
9700 Satellite Boulevard                  Orlando, FL                    405,362        1,158,784        1,564,146
1902 Cypress Lake Drive                   Orlando, FL                    538,512        3,719,031        4,257,543
8250 & 8256 Exchange Place                Orlando, FL                    622,413        2,561,747        3,184,160
6600 Southpoint Parkway                   Jacksonville, FL             1,002,704        4,074,170        5,076,875
6700 Southpoint Parkway                   Jacksonville, FL               624,214        3,202,897        3,827,111
4801 Executive Park Court - 100           Jacksonville, FL               554,542        2,993,728        3,548,270
4801 Executive Park Court - 200           Jacksonville, FL               370,039        1,995,543        2,365,582
4810 Executive Park Court                 Jacksonville, FL               370,039        3,045,294        3,415,333
6602 Executive Park Court - 100           Jacksonville, FL               388,541        2,151,563        2,540,104
6602 Executive Park Court - 200           Jacksonville, FL               296,032        1,596,329        1,892,361
6631 Executive Park Court - 100           Jacksonville, FL               251,627        1,356,835        1,608,462
6631 Executive Park Court - 200           Jacksonville, FL               407,043        2,203,872        2,610,915
4815 Executive Park Court - 100           Jacksonville, FL               366,339        1,975,371        2,341,710
4815 Executive Park Court - 200           Jacksonville, FL               462,549        2,511,490        2,974,039
4825 Executive Park Court                 Jacksonville, FL               601,314        3,242,455        3,843,769
4820 Executive Park Court                 Jacksonville, FL               555,213        3,108,140        3,663,353
10511 & 10611 Satellite Boulevard         Orlando, FL                    522,992        2,647,328        3,170,319
1400-1440 Central Florida Parkway         Orlando, FL                    518,043        2,597,853        3,115,896
6601 Executive Park Circle North          Jacksonville, FL               551,250        3,129,001        3,680,251
1300 Riverplace Boulevard                 Jacksonville, FL             1,804,258        7,977,558        9,781,815
4901 Belfort Land                         Jacksonville, FL               877,964        4,232,351        5,110,315
16445 Air Center Boulevard                Houston, TX                    363,339        2,509,768        2,873,107
16405 Air Center Boulevard                Houston, TX                    438,853        3,031,557        3,470,410
2216 Directors Row                        Orlando, FL                    453,918        2,572,471        3,026,389
7460 Chancellor Drive                     Orlando, FL                    266,555        1,134,415        1,400,970
1901 Summit Tower Boulevard               Maitland, FL                 6,083,206       12,694,184       18,777,390
3701-3727 Vineland Road                   Orlando, FL                    767,929        2,142,820        2,910,749
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,321,109        4,730,668        6,051,777
5501-5502 Pioneer Park Boulevard          Tampa, FL                      262,416        1,663,042        1,925,458
5690-5694 Crenshaw Street                 Tampa, FL                      181,923        1,955,330        2,137,253
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      503,767        2,863,258        3,367,025
8401-8408 Benjamin Road                   Tampa, FL                      789,652        4,682,071        5,471,723
3501 Riga Boulevard                       Tampa, FL                      617,289        3,232,964        3,850,254
111 Kelsey Lane                           Tampa, FL                      359,540        1,626,176        1,985,715
7930, 8010-20 Woodland Center             Tampa, FL                    1,408,478        5,405,935        6,814,413
7920 Woodland Center Boulevard            Tampa, FL                    1,382,648        2,849,780        4,232,428
8154-8198 Woodland Center Boulevard       Tampa, FL                      399,088        2,881,346        3,280,434
8112-42 Woodland Center Boulevard         Tampa, FL                      513,263        3,234,839        3,748,102
8212 Woodland Center Boulevard            Tampa, FL                      820,882        2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                      559,528        4,418,761        4,978,289

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
7724 Woodland Center Boulevard            Tampa, FL                      235,894        2,094,259        2,330,153
8921 Brittany Way                         Tampa, FL                      254,493        1,914,169        2,168,662
5250 Eagle Trail Drive                    Tampa, FL                      952,860        3,457,117        4,409,977
1701 Clint Moore Boulevard                Boca Raton, FL               1,430,937        3,083,352        4,514,289
4555 Riverside Drive                      Beach Gardens, FL              806,405        5,797,871        6,604,276
2500 Metrocentre Boulevard                West Palm Beach, FL            238,362        1,555,326        1,793,688
2540 Metrocentre Boulevard                West Palm Beach, FL            165,071        1,091,266        1,256,337
2541 Metrocentre Boulevard                West Palm Beach, FL            145,091          947,524        1,092,615
2580 Metrocentre Boulevard                West Palm Beach, FL            256,478        1,673,173        1,929,651
2581 Metrocentre Boulevard                West Palm Beach, FL            189,359        1,235,346        1,424,705
1101 Northpoint Parkway                   West Palm Beach, FL            258,606        1,510,046        1,768,653
3223 Commerce Place                       West Palm Beach, FL            501,843        2,032,693        2,534,536
801 Northpoint Parkway                    West Palm Beach, FL            459,284        2,604,996        3,064,280
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             625,110        4,257,730        4,882,841
6500 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,080,124        3,080,124
6600 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,085,808        3,085,808
1500 SW 5th Court                         Pompano Beach, FL              972,232        3,897,245        4,869,476
1651 SW 5th Court                         Pompano Beach, FL              203,247          820,608        1,023,856
1601 SW 5th Court                         Pompano Beach, FL              203,247          861,598        1,064,846
1501 SW 5th Court                         Pompano Beach, FL              203,247          821,228        1,024,475
1400 SW 6th Court                         Pompano Beach, FL            1,157,049        4,661,855        5,818,905
1405 SW 6th Court                         Pompano Beach, FL              392,138        1,575,303        1,967,441
595 SW 13th Terrace                       Pompano Beach, FL              359,933        1,440,922        1,800,855
601 SW 13th Terrace                       Pompano Beach, FL              164,413          665,701          830,113
605 SW 16th Terrace                       Pompano Beach, FL              310,178        1,239,970        1,550,148
2440-2478 Metrocentre Bouulevard          West Palm Beach, FL            470,214        2,148,494        2,618,708
951 Broken Sound Parkway                  Boca Raton, FL               1,426,251        6,199,579        7,625,830
3400 Lakeside Drive                       Miramar, FL                  2,022,153       11,650,276       13,672,429
3450 Lakeside Drive                       Miramar, FL                  2,022,152       11,461,805       13,483,957
13650 NW 8th Street                       Sunrise, FL                    558,223        2,189,521        2,747,744
13630 NW 8th Street                       Sunrise, FL                    659,797        2,715,086        3,374,883
777 Yamato Road                           Boca Raton, FL               4,101,247       16,079,071       20,180,317
1801 Clint Moore Boulevard.               Boca Raton, FL               1,065,068        4,540,676        5,605,744
6601-6625 W. 78th Street                  Bloomington, MN              2,310,246       38,463,739       40,773,985
2905 Northwest Boulevard                  Plymouth, MN                   516,920        5,130,740        5,647,660
2800 Campus Drive                         Plymouth, MN                   395,366        3,700,188        4,095,554
2955 Xenium Lane                          Plymouth, MN                   151,238        1,443,390        1,594,628
9401-9443 Science Center Drive            New Hope, MN                   509,272        3,940,715        4,449,987
6321-6325 Bury Drive                      Eden Prairie, MN               462,876        4,167,183        4,630,059
7115-7173 Shady Oak Road                  Eden Prairie, MN               454,974        4,197,181        4,652,155
7660-7716 Golden Triangle Drive           Eden Prairie, MN               724,615        5,630,987        6,355,602
7400 Flying Cloud Drive                   Eden Prairie, MN               195,982        1,780,705        1,976,687
330 Second Avenue                         Minneapolis, MN              2,169,548       13,916,793       16,086,341
10301-10305 West 70th Street              Eden Prairie, MN               118,300        1,159,143        1,277,443
10321 West 70th Street                    Eden Prairie, MN               142,399        1,339,499        1,481,898
10333 West 70th Street                    Eden Prairie, MN               108,610        1,024,728        1,133,338
10349-10357 West 70th Street              Eden Prairie, MN               270,584        2,743,044        3,013,628
10365-10375 West 70th Street              Eden Prairie, MN               285,464        2,775,451        3,060,915
10393-10394 West 70th Street              Eden Prairie, MN               264,419        2,653,723        2,918,142
7078 Shady Oak Road                       Eden Prairie, MN               336,481        3,094,097        3,430,578
5600 & 5610 Rowland Road                  Minnetonka, MN                 829,263        7,456,931        8,286,194
2920 Northwest Boulevard                  Plymouth, MN                   384,236        4,092,849        4,477,084
5400-5500 Feltl Road                      Minnetonka, MN                 883,895        8,116,246        9,000,141
10300 Bren Road                           Minnetonka, MN                 344,614        3,287,341        3,631,955
14630-14650 28th Avenue North             Plymouth, MN                   198,205        1,844,351        2,042,556
7695-7699 Anagram Drive                   Eden Prairie, MN               760,525        3,279,886        4,040,411
7550 Meridian Circle                      Maple Grove, MN                513,250        2,911,252        3,424,502
2800 Northwest Boulevard                  Plymouth, MN                 1,934,438       10,958,435       12,892,873
3255 Neil Armstrong Boulevard             Eagan, MN                    1,131,017        3,308,121        4,439,138
4801 West 81st Street                     Bloomington, MN              1,624,701        2,526,789        4,151,490
8100 Cedar Avenue                         Bloomington, MN                501,313        3,698,687        4,200,000
9600 54th Avenue                          Plymouth, MN                   332,317        3,110,079        3,442,396
7800 Equitable Drive                      Eden Prairie, MN             2,188,525        3,789,047        5,977,572
7905 Fuller Road                          Eden Prairie, MN             1,229,862        4,090,378        5,320,240
26911-26957 Northwestern Highway          Southfield, MI              11,305,367       67,228,569       78,533,936
1650 Research Drive                       Troy, MI                       763,067        7,257,430        8,020,497
1775 Research Drive                       Troy, MI                       331,422        2,827,696        3,159,119
1875 Research Drive                       Troy, MI                       329,863        2,813,607        3,143,469
1850 Research Drive                       Troy, MI                       781,054        7,478,880        8,259,934
1965 Research Drive                       Troy, MI                       419,090        3,619,839        4,038,929
1960 Research Drive                       Troy, MI                       419,146        3,626,009        4,045,155
27260 Haggerty Road                       Farmington Hills, MI           456,877        4,123,929        4,580,806
27200 Haggerty Road                       Farmington Hills, MI           382,754        3,461,854        3,844,608
27280 Haggerty Road                       Farmington Hills, MI           452,860        4,083,859        4,536,718
27220 Haggerty Road                       Farmington Hills, MI           203,064        1,820,727        2,023,791
27240 Haggerty Road                       Farmington Hills, MI           171,518        1,535,463        1,706,981
27300 Haggerty Road                       Farmington Hills, MI           370,378        3,386,000        3,756,378
1101 Allen Drive                          Troy, MI                        98,148          902,924        1,001,072
1151 Allen Drive                          Troy, MI                       164,487        1,501,015        1,665,501
1300 Rankin Street                        Troy, MI                       134,094        1,236,789        1,370,882
1350 Rankin Street                        Troy, MI                       111,780        1,033,236        1,145,016
1376-1400 Rankin Street                   Troy, MI                       134,296        1,278,858        1,413,154
1352-1374 Rankin Street                   Troy, MI                       153,279        1,412,506        1,565,785
1324-1346 Rankin Street                   Troy, MI                       134,094        1,221,292        1,355,385
1301-1307 Rankin Street                   Troy, MI                       111,780        1,026,782        1,138,561
1409 Allen Drive                          Troy, MI                       142,374        1,359,707        1,502,080
1304 E. Maple Road                        Troy, MI                       211,237        2,191,442        2,402,679
1334 Maplelawn Road                       Troy, MI                       124,300        1,123,622        1,247,922
1290 Maplelawn Road                       Troy, MI                        85,325          830,435          915,759
1070 Maplelawn Road                       Troy, MI                        68,564          661,264          729,828

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
950 Maplelawn Road                        Troy, MI                       252,433        2,289,503        2,541,936
894 Maplelawn Road                        Troy, MI                       181,753        1,649,509        1,831,262
1179 Maplelawn Road                       Troy, MI                        87,849          846,745          934,594
1940 Norwood Drive                        Troy, MI                        86,840          792,180          879,019
1311-1331 Maplelawn Road                  Troy, MI                       125,411        1,139,798        1,265,208
2354 Bellingham Street                    Troy, MI                        87,344          802,467          889,811
2360 Bellingham Street                    Troy, MI                        87,344          800,677          888,021
1911 Ring Drive                           Troy, MI                        86,133          789,722          875,854
26442-26450 Haggerty Road                 Farmington Hills, MI           237,691        2,157,608        2,395,299
26500 Haggerty Road                       Farmington Hills, MI           311,097        2,827,122        3,138,219
26650 Haggerty Road                       Farmington Hills, MI           173,170        1,575,274        1,748,444
26700 Haggerty Road                       Farmington Hills, MI           253,342        2,299,784        2,553,125
26750 Haggerty Road                       Farmington Hills, MI           292,721        2,665,536         2,958,256
26800 Haggerty Road                       Farmington Hills, MI           175,493        1,595,780        1,771,273
26842-26850 Haggerty Road                 Farmington Hills, MI           239,610        2,174,440        2,414,050
50 West Big Bear Road                     Troy, MI                     2,159,678       19,624,586       21,784,264
100 West Big Bear Road                    Troy, MI                     2,113,006       19,124,948       21,237,953
245 Executive Drive                       Brookfield, WI                 577,067        5,316,208        5,893,275
8301 West Parkland Court                  Milwaukee, WI                  358,442        3,244,661        3,603,102
4701 West Schroeder Drive                 Brown Deer, WI                 300,385        2,733,579        3,033,964
4555 West Schroeder Drive                 Brown Deer, WI                 401,290        3,975,282        4,376,572
32991 Hamilton Court                      Farmington Hills, MI         1,065,392        3,627,675        4,693,068
7800 N. 113th Street                      Milwaukee, WI                1,711,964        6,880,112        8,592,076
2475-2479 Elliot Avenue                   Troy, MI                       128,808          516,980          645,787
32661 Edward Avenue                       Madison Heights, MI            378,838        2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI            340,398        1,367,820        1,708,218
32751 Edward Avenue                       Madison Heights, MI            151,410          928,877        1,080,287
32853 Edward Avenue                       Madison Heights, MI            138,121          836,703          974,824
555 East Mandoline Avenue                 Madison Heights, MI            140,862          800,917          941,779
599 East Mandoline Avenue                 Madison Heights, MI            132,164          682,284          814,449
749 East Mandoline Avenue                 Madison Heights, MI            144,658          708,968          853,626
750 East Mandoline Avenue                 Madison Heights, MI            151,458          742,062          893,521
900 East Mandoline Avenue                 Madison Heights, MI            157,729          772,787          930,516
949 East Mandoline Avenue                 Madison Heights, MI            137,049          779,239          916,288
32390-32400 Howard Avenue                 Madison Heights, MI            148,582          596,506          745,088
32090 John R. Road                        Madison Heights, MI             70,351          405,861          476,212
31601 Research Park Drive                 Madison Heights, MI            331,179        1,883,931        2,215,110
31651 Research Park Drive                 Madison Heights, MI            194,012        1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI            373,203        1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI            185,845        1,110,294        1,296,139
31751 Research Park Drive                 Madison Heights, MI            194,063        1,301,553        1,495,617
31800 Research Park Drive                 Madison Heights, MI            217,929        1,603,256        1,821,186
800 Tech Row                              Madison Heights, MI            444,977        2,991,132        3,436,110
900 Tech Row                              Madison Heights, MI            155,606          884,746        1,040,351
1000 Tech Row                             Madison Heights, MI            357,897        2,629,886        2,987,783
31771 Sherman Avenue                      Madison Heights, MI            150,944          645,820          796,764
31791 Sherman Avenue                      Madison Heights, MI            105,606          650,505          756,111
31811 Sherman Avenue                      Madison Heights, MI            207,599        1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI            158,483          901,104        1,059,586
31900 Sherman Avenue                      Madison Heights, MI            269,293        1,805,722        2,075,015
800 East Whitcomb Avenue                  Madison Heights, MI            151,704        1,295,565        1,447,269
950 East Whitcomb Avenue                  Madison Heights, MI            113,630        2,164,653        2,278,283
1000 East Whitcomb Avenue                 Madison Heights, MI            113,512        1,061,531        1,175,043
1100 East Whitcomb Avenue                 Madison Heights, MI            135,152          832,983          968,135
1201 East Whitcomb Avenue                 Madison Heights, MI            302,567        1,215,920        1,518,487
1210 East Whitcomb Avenue                 Madison Heights, MI            121,298          329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI             78,720          387,696          466,416
1280 Kempar Avenue                        Madison Heights, MI            142,305          540,905          683,210
1001 East Lincoln Avenue                  Madison Heights, MI            479,874        2,055,224        2,535,098
1201 East Lincoln Avenue                  Madison Heights, MI            710,614        2,142,950        2,853,564
22515 Heslip Drive                        Madison Heights, MI            144,477          338,850          483,327
8400 Lakeview Parkway                     Pleasant Prairie, WI           892,146        4,032,120        4,924,266
8401 Lakeview Parkway                     Pleasant Prairie, WI           649,631        3,462,443        4,112,074
9801 80th Avenue                          Pleasant Prairie, WI         1,692,077        7,947,278        9,639,355
50 Gibson Drive                           West Malling, UK                     0        3,717,031        3,717,031
25 Kings Hill Avenue                      West Malling, UK             1,345,194        7,895,176        9,240,370
2 Kings Hill Avenue                       West Malling, UK               889,039        5,349,352        6,238,391
50 Kings Hill Avenue                      West Malling, UK             1,383,301       12,536,713       13,920,014
10 Kings Hill Avenue                      West Malling, UK             1,028,202        6,400,331        7,428,534
                                                                  --------------   --------------   --------------
Subtotal Operating Properties                                       $366,853,030   $2,378,271,941   $2,745,124,972
                                                                  ==============   ==============   ==============

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
DEVELOPMENT IN PROGRESS
45 Liberty Boulevard                      Malvern, PA               $  4,749,747   $    7,228,901   $   11,978,649
3 Franklin Plaza                          Philadelphia, PA             2,514,519       15,693,665       18,208,184
2500 Renaissance Boulevard                King of Prussia, PA            592,737        2,140,665        2,733,402
2300 Renaissance Boulevard                King of Prussia, PA            574,004        1,415,780        1,989,784
2100 Renaissance Boulevard                King of Prussia, PA          1,132,519        4,223,337        5,355,857
4 Walnut Grove                            Horsham, PA                  2,515,115        7,678,725       10,193,840
PNC Bank - Phase II Construction          Philadelphia, PA                     -        4,728,357        4,728,357
600 Chesterfield Parkway                  Malvern, PA                  2,037,813        3,553,848        5,591,660
700 Chesterfield Parkway                  Malvern, PA                  2,037,813        2,929,001        4,966,814
2520 Renaissance Boulevard                King of Prussia, PA          1,020,000          174,503        1,194,503
201 Berkeley Drive                        Bridgeport, NJ                 514,243        3,667,109        4,181,351
300 Commodore Drive                       Bridgeport, NJ                 723,369        4,766,125        5,489,494
1020 Briggs Road Land                     Mt. Laurel, NJ                 578,443          627,477        1,205,920
800 Arlington Boulevard                   Logan, NJ                    1,687,500          596,860        2,284,360
1525 Valley Center Parkway                Allentown, PA                  804,104        5,294,434        6,098,538
Lehigh Valley West Land - Lot 4           Upper Macungie, PA           3,720,118        3,055,681        6,775,799
5500 Cox Road                             Richmond, VA                   483,263        2,086,464        2,569,728
701 Liberty Way                           Richmond, VA                   545,275        3,975,055        4,520,330
5305 Valley Park Drive                    Roanoke, VA                    232,074        1,670,235        1,902,309
530 Eastpark Court                        Richmond, VA                   333,597        2,299,010        2,632,607
801 Liberty Way                           Richmond, VA                   780,000        4,730,570        5,510,570
6532 Judge Adams Road                     Whitsett, NC                   335,061        3,605,667        3,940,728
4194 Mendenhall Oaks Parkway              High Point, NC                 265,991        1,947,087        2,213,078
4196 Mendenhall Oaks Parkway              High Point, NC                 173,889        1,505,927        1,679,816
4170 Mendenhall Oaks Parkway              High Point, NC                 372,953        1,473,727        1,846,680
4180 Mendenhall Oaks Parkway              High Point, NC                 315,064        1,405,146        1,720,210
3955 Faber Place                          Charleston, SC                 382,890        2,023,367        2,406,256
7014 AC Skinner Parkway                   Jacksonville, FL               780,486        2,139,813        2,920,299
9550 Satellite Boulevard                  Orlando, FL                    587,320        1,978,759        2,566,079
Butler Plaza                              Jacksonville, FL             1,299,201        2,318,280        3,617,481
7802-50 Woodland Center Boulevard         Tampa, FL                      357,428        2,291,474        2,648,902
7852-98 Woodland Center Boulevard         Tampa, FL                      357,428        2,318,736        2,676,164
7725 Woodland Center Boulevard            Tampa, FL                      557,828        2,092,522        2,650,350
8001 Woodland Center Boulevard            Tampa, FL                      352,213        1,003,018        1,355,230
4630 Woodland Corporate Boulevard         Tampa, FL                      943,169          749,925        1,693,094
Silo Bend 12                              Tampa, FL                      654,259          462,544        1,116,803
Huntington Square Land                    Miramar, FL                  2,980,848        9,155,743       12,136,592
10400 Southwest Crossing                  Eden Prairie, MN             2,938,372       18,347,485       21,285,857
9023 Columbine Road                       Eden Prairie, MN             1,956,273          920,540        2,876,813
West Tech Park Land (Lot B)               Farmington Hills, MI           537,047          871,611        1,408,658
West Tech Park Land (Lot C)               Farmington Hills, MI           534,558          868,708        1,403,265
30 Tower View                             West Malling, UK             1,666,055        9,308,600       10,974,655
35 Kings Hill Avenue                      West Malling, UK               816,474        2,794,039        3,610,513
39 Kings Hill Avenue                      West Malling, UK               600,739        2,779,775        3,380,514
18 Kings Hill Avenue                      West Malling, UK             1,382,042        3,940,752        5,322,793
                                                                    ------------   --------------   --------------
Subtotal Development in Progress                                    $ 48,723,840   $  158,839,045   $  207,562,885
                                                                    ============   ==============   ==============

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/98
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $    260,415   $            -   $      260,415
Three Country View Road                   Malvern, PA                          -            6,177            6,177
550 Lapp Road                             Malvern, PA                          -            2,575            2,574
Cedar Hollow Road Land                    Malvern, PA                          -                -                -
Walnut Grove Land                         Horsham, PA                  1,589,448                -        1,589,448
35 Liberty Boulevard Land                 Malvern, PA                          -                -                -
Great Valley Land                         Malvern, PA                  1,589,979                -        1,589,979
10 Matthews Rd South Land                 Malvern, PA                    608,995                -          608,995
Renaissance Park Land                     King of Prussia, PA          4,121,341          467,944        4,589,285
Swedes Run Business Park Land             Delran, NJ                   1,615,405                -        1,615,405
Marlton Crossing Land                     Marlton, NJ                    297,913           10,749          308,662
Commodore Business Park                   Logan Twp., NJ               3,343,747           20,451        3,364,198
Boulden Land                              New Castle, DE                   1,560                -            1,560
Marlton Executive Park Land               Marlton, NJ                    765,862                -          765,862
1015 Briggs Road Land                     Mt. Laurel, NJ                 422,887                -          422,887
Lehigh Valley Corporate Center Land       Bethlehem, PA                1,391,009           29,542        1,420,551
Lehigh Valley West Lots 13,14,15          Allentown, PA                       (7)          30,907           30,900
LVCC Phase 2 Land                         Bethlehem, PA                2,984,430          159,000        3,143,430
LV West Land - Lot 5A                     Upper Macungie, PA             554,490                -          554,490
Park at Valleypointe Land                 Roanoke, VA                    640,121            4,722          644,842
Fairgrounds Distribution Center Land      Richmond, VA                   129,107            1,197          130,304
Rivers' Bend Land                         Richmond, VA                 2,806,390        6,043,499        8,849,890
Oakleys Center Land                       Richmond, VA                         -                -                -
Woodlands Center Land                     Richmond, VA                 1,046,606                -        1,046,606
501 Liberty Way                           Richmond, VA                   650,007                -          650,007
601 HP Way (HP3)                          Richmond, VA                   631,906                -          631,906
6000-98 Eastport Boulevard                Richmond, VA                   872,903                -          872,903
Eastport VIII                             Richmond, VA                   382,698                -          382,698
Eastport IX                               Richmond, VA                   211,627                -          211,627
Brill 2 Land                              Richmond, VA                 1,725,990                -        1,725,990
Westmoreland Land                         Virginia Beach, VA             789,682                -          789,682
Westmoreland III Land                     Virginia Beach, VA             674,899                -          674,899
Mendenhall Land                           High Point, NC               4,664,944           10,931        4,675,875
Independence Pointe Land                  Greenville, SC               1,318,939                -        1,318,939
Executive Park at Faber Place Land        Charleston, SC                  40,772                -           40,772
Northpoint Industrial Park Land           Columbia, SC                    72,284                -           72,284
Overlook Business Center Land             Columbia, SC                         -                -                -
Ridgeview Center Land                     Greenville, SC                       -                -                -
Southchase Business Park Land             Greenville, SC                  77,082                -           77,082
Woodfield Land                            Greenville, SC                  70,677                -           70,677
Southpoint Business Park Land             Jacksonville, FL               438,111                -          438,111
Liberty Business Park Land                Jacksonville, FL               995,519           27,561        1,023,080
7024 AC Skinner Parkway                   Jacksonville, FL               686,049                -          686,049
Silo Bend Land (LPDC)                     Tampa, FL                    4,403,589                -        4,403,589
Exchange Place Land                       Orlando, FL                    202,117                -          202,117
Belfort Road                              Jacksonville, FL               448,782                -          448,782
Butler Plaza Land                         Jacksonville, FL             2,798,865                -        2,798,865
Central Green Land                        Houston, TX                  1,404,676                -        1,404,676
Salisbury Road Land                       Jacksonville, FL             1,636,345                -        1,636,345
Airport West                              Tampa, FL                            -              482              481
Woodland Corporate Center Land            Tampa, FL                      229,028                -          229,028
Pompano Business Park Land - Parcel 2     Boca Raton, FL                 407,328                -          407,328
Pompano Business Park Land - Parcel 3     Boca Raton, FL                 509,233                -          509,233
Boca Colannade Land - Yamato Road         Boca Raton, FL               4,238,535                -        4,238,535
Klodt Land                                Eden Prairie, MN             6,129,028                -        6,129,028
Flying Cloud Land                         Eden Prairie, MN             6,738,148                -        6,738,148
Romulus Land                              Romulus, MI                    949,622                -          949,622
4 ABW                                     West Malling, UK                22,015           46,967           68,982
                                                                    ------------   --------------   --------------
Subtotal Land Held for Development                                  $ 68,591,098   $    6,862,704   $   75,453,802
                                                                    ============   ==============   ==============

TOTAL ALL PROPERTIES                                                $484,167,968   $2,543,973,690   $3,028,141,659
                                                                    ============   ==============   ==============

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA               $  1,066,641          1985          40 yrs.
420 Lapp Road                             Malvern, PA                  1,333,375          1989          40 yrs.
747 Dresher Road                          Horsham, PA                    900,307          1988          40 yrs.
45-67 Great Valley Parkway                Malvern, PA                  1,502,849          1974          40 yrs.
1180 Church Road                          Lansdale, PA                 4,110,327          1986          40 yrs.
40 Valley Stream Parkway                  Malvern, PA                    611,320          1987          40 yrs.
50 Valley Stream Parkway                  Malvern, PA                    707,684          1987          40 yrs.
20 Valley Stream Parkway                  Malvern, PA                  1,420,002          1987          40 yrs.
800 Town Center Drive                     Langhorne, PA                2,490,165          1987          40 yrs.
9, 15 Great Valley Parkway                Malvern, PA                  7,907,150          1986          40 yrs.
257-275 Great Valley Parkway              Malvern, PA                  1,563,528          1983          40 yrs.
300 Technology Drive                      Malvern, PA                    374,779          1985          40 yrs.
277-293 Great Valley Parkway              Malvern, PA                    645,103          1984          40 yrs.
311 Technology Drive                      Malvern, PA                    730,218          1984          40 yrs.
325 Technology Drive                      Malvern, PA                    614,412          1984          40 yrs.
7 Great Valley Parkway                    Malvern, PA                  1,382,438          1985          40 yrs.
55 Valley Stream Parkway                  Malvern, PA                    998,346          1983          40 yrs.
65 Valley Stream Parkway                  Malvern, PA                  1,595,854          1983          40 yrs.
508 Lapp Road                             Malvern, PA                    604,433          1984          40 yrs.
10 Valley Stream Parkway                  Malvern, PA                    960,799          1984          40 yrs.
333 Phoenixville Pike                     Malvern, PA                    959,541          1985          40 yrs.
30 Great Valley Parkway                   Malvern, PA                    211,310          1975          40 yrs.
75 Great Valley Parkway                   Malvern, PA                    184,513          1977          40 yrs.
27-43 Great Valley Parkway                Malvern, PA                  1,019,062          1977          40 yrs.
77-123 Great Valley Parkway               Malvern, PA                  1,959,583          1978          40 yrs.
260 Great Valley Parkway                  Malvern, PA                    322,650          1979          40 yrs.
256 Great Valley Parkway                  Malvern, PA                    772,366          1980          40 yrs.
205 Great Valley Parkway                  Malvern, PA                  3,843,533          1981          40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                    502,305          1982          40 yrs.
155 Great Valley Parkway                  Malvern, PA                    861,324          1981          40 yrs.
333 Technology Drive                      Malvern, PA                  1,030,881          1987          40 yrs.
510 Lapp Road                             Malvern, PA                    350,661          1983          40 yrs.
181 Wheeler Court                         Langhorne, PA                  252,003          1979          40 yrs.
1100 Wheeler Way                          Langhorne, PA                  131,609          1979          40 yrs.
60 Morehall Road                          Malvern, PA                  1,493,484          1989          40 yrs.
905 Airport Road                          West Chester, PA               647,345          1988          40 yrs.
16 Cabot Boulevard                        Langhorne, PA                  642,072          1972          40 yrs.
1 Country View Road                       Malvern, PA                    422,419          1982          40 yrs.
2151 Cabot Boulevard                      Langhorne, PA                  383,209          1982          40 yrs.
170 South Warner Road                     King of Prussia, PA          1,044,311          1980          40 yrs.
190 South Warner Road                     King of Prussia, PA            585,331          1980          40 yrs.
507 Prudential Road                       Horsham, PA                    601,394          1988          40 yrs.
100 Witmer Road                           Horsham, PA                    624,119          1995          40 yrs.
3100 Horizon Drive                        King of Prussia, PA            180,358          1995          40 yrs.
3300 Horizon Drive                        King of Prussia, PA            256,780          1996          40 yrs.
3500 Horizon Drive                        King of Prussia, PA            175,442          1996          40 yrs.
200 Chester Field Parkway                 Malvern, PA                  1,280,232          1989          40 yrs.
767 Electronic Drive                      Horsham, PA                    383,906          1996          40 yrs.
132 Welsh Road                            Horsham, PA                    126,348          1997          40 yrs.
5 Country View Road                       Malvern, PA                    404,531          1985          40 yrs.
3200 Horizon Drive                        King of Prussia, PA            329,912          1996          40 yrs.
3000 Horizon Drive                        King of Prussia, PA             70,586          1997          40 yrs.
111-195 Witmer Road                       Horsham, PA                    220,150          1996          40 yrs.
300 Welsh Road                            Horsham, PA                    103,271          1983          40 yrs.
400 Welsh Road                            Horsham, PA                    223,798          1983          40 yrs.
8801 Tinicum Boulevard                    Philadelphia, PA             1,054,960          1997          40 yrs.
440 East Swedesford Road                  King of Prussia, PA            596,394          1988          40 yrs.
460 East Swedesford Road                  King of Prussia, PA            380,722          1988          40 yrs.
50 Morehall Road                          Malvern, PA                    650,142          1997          40 yrs.
2 Walnut Grove Drive                      Horsham, PA                    554,959          1989          40 yrs.
200 Gibraltar Road                        Horsham, PA                    306,410          1990          40 yrs.
220 Gibraltar Road                        Horsham, PA                    287,319          1990          40 yrs.
240 Gibraltar Road                        Horsham, PA                    287,305          1990          40 yrs.
151 S. Warner Road                        King of Prussia, PA            352,300          1980          40 yrs.
1 Walnut Grove Drive                      Horsham, PA                    478,655          1986          40 yrs.
3604 Horizon Drive                        King of Prussia, PA            106,706          1997          40 yrs.
3606 Horizon Drive                        King of Prussia, PA            114,422          1997          40 yrs.
650 Swedesford Road                       King of Prussia, PA            771,000          1971          40 yrs.
680 Swedesford Road                       King of Prussia, PA            815,844          1971          40 yrs.
761 Fifth Avenue                          King of Prussia, PA             73,679          1977          40 yrs.
771 Fifth Avenue                          King of Prussia, PA             45,469          1977          40 yrs.
1 Great Valley Parkway                    Malvern, PA                    154,474          1982          40 yrs.
5 Great Valley Parkway                    Malvern, PA                    254,423          1983          40 yrs.
311 Sinclair Road                         Bristol, PA                     39,754          1997          40 yrs.
100 Cedar Hollow Road                     Malvern, PA                    249,325          1997          40 yrs.
3 Country View Road                       Malvern, PA                     57,731          1997          40 yrs.
425 Technology Drive                      Malvern, PA                     84,307          1997          40 yrs.
375 Technology Drive                      Malvern, PA                     33,703          1997          40 yrs.
100 Chesterfield Parkway                  Malvern, PA                    157,277          1997          40 yrs.
181-187 Gibraltar Road                    Horsham, PA                    103,594          1982          40 yrs.
104 Rock Road                             Horsham, PA                     81,448          1974          40 yrs.
123-135 Rock Road                         Horsham, PA                     72,285          1975          40 yrs.
111-159 Gibraltar Road                    Horsham, PA                    121,328          1981          40 yrs.
161-175 Gibraltar Road                    Horsham, PA                     76,944          1976          40 yrs.
125-137 Gibraltar Road                    Horsham, PA                     70,257          1978          40 yrs.
261-283 Gibraltar Road                    Horsham, PA                    117,065          1978          40 yrs.
210-223 Witmer Road                       Horsham, PA                     67,164          1972          40 yrs.
231-237 Gibraltar Road                    Horsham, PA                    120,155          1981          40 yrs.

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
100 Gibraltar Road                        Horsham, PA                      9,587          1975          40 yrs.
101 Gibraltar Road                        Horsham, PA                    175,681          1977          40 yrs.
506 Prudential Road                       Horsham, PA                     44,979          1973          40 yrs.
113-123 Rock Road                         Horsham, PA                     89,566          1975          40 yrs.
101-111 Rock Road                         Horsham, PA                     86,478          1975          40 yrs.
120 Gibraltar Road                        Horsham, PA                    152,385          1980          40 yrs.
110 Gibraltar Road                        Horsham, PA                    165,142          1979          40 yrs.
100-107 Lakeside Drive                    Horsham, PA                     62,134          1982          40 yrs.
200-264 Lakeside Drive                    Horsham, PA                    169,707          1982          40 yrs.
300-309 Lakeside Drive                    Horsham, PA                     92,711          1982          40 yrs.
400-445 Lakeside Drive                    Horsham, PA                    167,543          1981          40 yrs.
104 Witmer Road                           Horsham, PA                     39,593          1997          40 yrs.
201 Gibraltar Road                        Horsham, PA                    109,224          1983          40 yrs.
3600 Horizon Drive                        King of Prussia, PA             51,693          1989          40 yrs.
3602 Horizon Drive                        King of Prussia, PA             54,012          1989          40 yrs.
400-500 Brandywine Parkway                West Chester, PA               171,709          1988          40 yrs.
600 Brandywine Parkway                    West Chester, PA               130,529          1988          40 yrs.
2700 Horizon Drive                        King of Prussia, PA             50,713          1997          40 yrs.
2900 Horizon Drive                        King of Prussia, PA             27,667          1997          40 yrs.
719 Dresher Road                          Horsham, PA                     71,849          1998          40 yrs.
2250 Hickory Road                         Plymouth Meeting, PA           174,106          1998          40 yrs.
3400 Horizon Drive                        King of Prussia, PA             58,859          1998          40 yrs.
One Ridgewood Place                       Downingtown, PA                 34,101          1998          40 yrs.
300 Welsh Road                            Horsham, PA                     34,957          1998          40 yrs.
6 Terry Drive                             Newtown, PA                     13,899          1998          40 yrs.
14 Lee Boulevard                          Malvern, PA                  1,208,859          1988          40 yrs.
500 Chester Field Parkway                 Malvern, PA                    711,879          1988          40 yrs.
300-400 Chester Field Parkway             Malvern, PA                  1,113,378          1988          40 yrs.
1805 Underwood Boulevard                  Delran, NJ                     141,408          1973          40 yrs.
150 Mid-Atlantic Parkway                  West Deptford, NJ              221,654          1973          40 yrs.
18 Boulden Circle                         New Castle, DE                 838,137          1989          40 yrs.
501 Delran Parkway                        Delran, NJ                     742,016          1988          40 yrs.
600 Delran Parkway                        Delran, NJ                   1,371,860          1988          40 yrs.
1607 Imperial Way                         West Deptford, NJ            1,067,956          1973          40 yrs.
1 Boulden Circle                          New Castle, DE                 373,619          1986          40 yrs.
31-55 Read's Way                          New Castle, DE               1,481,280          1986          40 yrs.
3 Boulden Circle                          New Castle, DE                 535,782          1987          40 yrs.
5 Boulden Circle                          New Castle, DE                 825,780          1987          40 yrs.
601 Delran Parkway                        Delran, NJ                     429,948          1988          40 yrs.
51 Haddonfield Road                       Cherry Hill, NJ              2,723,650          1986          40 yrs.
57 Read's Way                             New Castle, DE                 827,683          1985          40 yrs.
1370 Imperial Way                         West Deptford, NJ              494,478          1978          40 yrs.
8 Stow Road                               Marlton, NJ                    242,315          1988          40 yrs.
10 Stow Road                              Marlton, NJ                    166,287          1988          40 yrs.
12 Stow Road                              Marlton, NJ                    194,615          1988          40 yrs.
14 Stow Road                              Marlton, NJ                    204,702          1988          40 yrs.
1300 Metropolitan Avenue                  West Deptford, NJ              214,193          1972          40 yrs.
701A Route 73 South                       Marlton, NJ                    891,234          1987          40 yrs.
701C Route 73 South                       Marlton, NJ                    200,069          1987          40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ                150,247          1973          40 yrs.
1475 Imperial Way                         West Deptford, NJ              112,002          1976          40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ               1,478,788          1987          40 yrs.
750 Cardinal Drive                        Bridgeport, NJ                 427,063          1989          40 yrs.
11000, 15000, 17000 Commerce Parkway      Mt. Laurel, NJ                 587,072          1985          40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 347,420          1985          40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 340,318          1985          40 yrs.
406 Lippincott Drive                      Marlton, NJ                    288,261          1990          40 yrs.
234 High Hill Road                        Bridgeport, NJ                 197,804          1987          40 yrs.
231 Lake Drive                            New Castle, DE                 260,466          1997          40 yrs.
100 Arlington Boulevard                   Bridgeport, NJ                 294,057          1996          40 yrs.
100 Berkeley Drive                        Swedesboro, NJ                 156,494          1990          40 yrs.
301 Lippincott Drive                      Marlton, NJ                    477,064          1988          40 yrs.
303 Lippincott Drive                      Marlton, NJ                    436,651          1988          40 yrs.
510-512 Sharptown Road                    Bridgeport, NJ                  79,234          1984          40 yrs.
901 Route 73                              Marlton, NJ                    194,328          1985          40 yrs.
Four Greentree Center                     Marlton, NJ                    266,408          1988          40 yrs.
512 Sharptown Road                        Bridgeport, NJ                 107,604          1984          40 yrs.
15 Boulden Circle                         New Castle, DE                  99,350          1997          40 yrs.
404 Lippincott Drive                      Marlton, NJ                     96,468          1997          40 yrs.
263 Quigley Boulevard                     New Castle, DE                  81,625          1987          40 yrs.
34 Blevins Drive                          New Castle, DE                  87,069          1987          40 yrs.
104 Gaither Drive                         Mt. Laurel, NJ                  69,871          1975          40 yrs.
2 Lukens Drive                            New Castle, DE                  82,568          1988          40 yrs.
402 Lippincott Drive                      Marlton, NJ                     90,116          1997          40 yrs.
3000 Lincoln Drive                        Mt. Laurel, NJ                 154,762          1983          40 yrs.
6000 Commerce Parkway                     Mt. Laurel, NJ                  96,692          1985          40 yrs.
7000 Commerce Parkway                     Mt. Laurel, NJ                  91,007          1984          40 yrs.
8000 Commerce Parkway                     Mt. Laurel, NJ                  81,052          1983          40 yrs.
9000 Commerce Parkway                     Mt. Laurel, NJ                 100,238          1983          40 yrs.
1000 Briggs Road                          Mt. Laurel, NJ                 114,279          1986          40 yrs.
1025 Briggs Road                          Mt. Laurel, NJ                 149,673          1987          40 yrs.
9 Stow Road                               Marlton, NJ                     46,343          1998          40 yrs.
2000 Crawford Place                       Mt. Laurel, NJ                 116,103          1986          40 yrs.
1351 Metropolitan Avenue                  Pureland, NJ                    54,794          1986          40 yrs.
650 Grove Road                            Pureland, NJ                    81,573          1986          40 yrs.
400 Grove Road                            Pureland, NJ                    45,730          1986          40 yrs.
5000 Dearborn Court                       Mt. Laurel, NJ                  87,628          1998          40 yrs.
515 Heron Drive                           Bridgeport, NJ                  43,875          1998          40 yrs.
500 Sharptown Road                        Pureland, NJ                    27,694          1998          40 yrs.
625 Heron Drive                           Bridgeport, NJ                  17,032          1998          40 yrs.
605 Heron Drive                           Bridgeport, NJ                  19,286          1998          40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
510 Heron Drive                           Bridgeport, NJ                 147,110          1998          40 yrs.
522 Pedricktown Road                      Bridgeport, NJ                  25,581          1998          40 yrs.
530 Pedricktown Road                      Bridgeport, NJ                  35,747          1998          40 yrs.
540 Pedricktown Road                      Bridgeport, NJ                  85,096          1998          40 yrs.
230 High Hill Road                        Bridgeport, NJ                 166,050          1998          40 yrs.
3 Mallard Court                           Bridgeport, NJ                  45,869          1998          40 yrs.
730 Cardinal Drive                        Bridgeport, NJ                  33,496          1998          40 yrs.
405 Heron Drive                           Bridgeport, NJ                 341,945          1998          40 yrs.
100 Eagle Road                            Bridgeport, NJ                  26,916          1998          40 yrs.
250 High Hill Road                        Bridgeport, NJ                  58,972          1998          40 yrs.
508 Center Square Road                    Bridgeport, NJ                  64,825          1998          40 yrs.
602 Heron Drive                           Bridgeport, NJ                  41,979          1998          40 yrs.
300 Eagle Court                           Bridgeport, NJ                  35,106          1998          40 yrs.
500 Center Square Road                    Bridgeport, NJ                 115,980          1998          40 yrs.
1001 Briggs Road                          Marlton, NJ                     58,262          1998          40 yrs.
1960 Cuthbert Boulevard                   Cherry Hill, NJ                 14,495          1998          40 yrs.
1970 Cuthbert Boulevard                   Cherry Hill, NJ                 16,213          1998          40 yrs.
10000 & 11000 Route 73                    Marlton, NJ                     35,350          1998          40 yrs.
1655 Valley Center Parkway                Bethlehem, PA                  270,601          1993          40 yrs.
6560 Stonegate Drive                      Allentown, PA                  532,695          1989          40 yrs.
6370 Hedgewood Drive                      Allentown, PA                  562,975          1990          40 yrs.
6390 Hedgewood Drive                      Allentown, PA                  596,203          1990          40 yrs.
1495 Valley Center Parkway                Bethlehem, PA                  705,691          1990          40 yrs.
6350 Hedgewood Drive                      Allentown, PA                  694,919          1989          40 yrs.
6330 Hedgewood Drive                      Allentown, PA                1,182,887          1988          40 yrs.
1550 Valley Center Parkway                Bethlehem, PA                  666,867          1988          40 yrs.
1560 Valley Center Parkway                Bethlehem, PA                  842,314          1988          40 yrs.
6580 Snowdrift Road                       Allentown, PA                  632,437          1988          40 yrs.
1510 Valley Center Parkway                Bethlehem, PA                  785,974          1988          40 yrs.
1530 Valley Center Parkway                Bethlehem, PA                  612,279          1988          40 yrs.
6540 Stonegate Drive                      Allentown, PA                  884,223          1988          40 yrs.
974 Marcon Boulevard                      Allentown, PA                  610,833          1987          40 yrs.
964 Marcon Street                         Allentown, PA                  513,208          1985          40 yrs.
764 Roble Road                            Allentown, PA                  248,251          1985          40 yrs.
3174 Airport Road                         Allentown, PA                  448,601          1979          40 yrs.
2196 Avenue C                             Allentown, PA                  437,852          1980          40 yrs.
2202 Hanger Place                         Allentown, PA                  516,071          1981          40 yrs.
2201 Hanger Place                         Allentown, PA                  540,809          1987          40 yrs.
954 Marcon Boulevard                      Allentown, PA                  349,146          1981          40 yrs.
57 South Commerce Way                     Allentown, PA                  325,392          1986          40 yrs.
754 Roble Road                            Allentown, PA                  210,150          1986          40 yrs.
894 Marcon Boulevard                      Allentown, PA                  123,387          1986          40 yrs.
744 Roble Road                            Allentown, PA                  223,063          1986          40 yrs.
944 Marcon Boulevard                      Allentown, PA                  196,238          1986          40 yrs.
1685 Valley Center Parkway                Allentown, PA                  194,585          1996          40 yrs.
6520 Stonegate Drive                      Allentown, PA                   91,305          1996          40 yrs.
7437 Industrial Boulevard                 Allentown, PA                  719,127          1976          40 yrs.
2041 Avenue C                             Allentown, PA                  111,411          1990          40 yrs.
2124 Avenue C                             Allentown, PA                  101,280          1990          40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  314,442          1996          40 yrs.
7384 Penn Drive                           Allentown, PA                  252,082          1988          40 yrs.
7144 Daniels Drive                        Allentown, PA                  511,397          1975          40 yrs.
7620 Cetronia Road                        Allentown, PA                  342,686          1990          40 yrs.
939 Marcon Boulevard                      Allentown, PA                  467,166          1980          40 yrs.
100 Brodhead Road                         Allentown, PA                  255,788          1990          40 yrs.
1455 Valley Center Parkway                Bethlehem, PA                  264,883          1997          40 yrs.
1640 Valley Center Parkway                Bethlehem, PA                  252,324          1996          40 yrs.
1650 Valley Center Parkway                Allentown, PA                  232,257          1997          40 yrs.
1660 Valley Center Parkway                Bethlehem, PA                   78,446          1996          40 yrs.
400 Nestle Way                            Allentown, PA                1,384,476          1997          40 yrs.
83 South Commerce Way                     Bethlehem, PA                   67,321          1989          40 yrs.
85 South Commerce Way                     Bethlehem, PA                   66,404          1989          40 yrs.
87 South Commerce Way                     Bethlehem, PA                   70,312          1989          40 yrs.
89 South Commerce Way                     Bethlehem, PA                   79,181          1997          40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  802,426          1988          40 yrs.
95 Highland Avenue                        Bethlehem, PA                  148,682          1985          40 yrs.
236 Brodhead Road                         Bethlehem, PA                  206,412          1994          40 yrs.
6620 Grant Way                            Allentown, PA                   80,242          1989          40 yrs.
700 Nestle Way                            Allentown, PA                  363,736          1997          40 yrs.
7562 Penn Drive                           Allentown, PA                   22,368          1989          40 yrs.
7277 Williams Avenue                      Allentown, PA                   37,848          1989          40 yrs.
7355 Williams Avenue                      Allentown, PA                   36,861          1998          40 yrs.
794 Roble Boulevard                       Allentown, PA                  124,199          1998          40 yrs.
6923 Schantz Spring Road                  Allentown, PA                   71,984          1998          40 yrs.
2600 Beltline Avenue                      Reading, PA                     46,748          1998          40 yrs.
7132 Daniels Drive                        Allentown, PA                   80,706          1998          40 yrs.
3985 Adler Place                          Bethlehem, PA                   59,043          1998          40 yrs.
12000,001,040 Indian Creek Court          Beltsville, MD               2,664,578          1986          40 yrs.
8280 Patuxent Range Drive                 Columbia, MD                   574,630          1978          40 yrs.
7178-80 Columbia Gateway                  Columbia, MD                   598,024          1987          40 yrs.
8730 Bollman Place                        Columbia, MD                   439,998          1984          40 yrs.
9770 Patuxent Woods Drive                 Columbia, MD                   127,258          1986          40 yrs.
9780 Patuxent Woods Drive                 Columbia, MD                    81,396          1986          40 yrs.
9790 Patuxent Woods Drive                 Columbia, MD                    90,818          1986          40 yrs.
9810 Patuxent Woods Drive                 Columbia, MD                    99,375          1986          40 yrs.
9800 Patuxent Woods Drive                 Columbia, MD                   111,322          1988          40 yrs.
9820 Patuxent Woods Drive                 Columbia, MD                    88,544          1988          40 yrs.
9830 Patuxent Woods Drive                 Columbia, MD                   110,297          1986          40 yrs.
9050 Red Branch Road                      Columbia, MD                    97,282          1972          40 yrs.
4606 Richlynn Drive                       Belcamp, MD                     30,401          1998          40 yrs.
8945-8975 Guilford                        Columbia, MD                    93,355          1998          40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
7317 Parkway Drive                        Hanover, MD                     11,693          1998          40 yrs.
180,190 Cochrane Drive                    Annapolis, MD                3,312,052          1989          40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD                 1,008,825          1984          40 yrs.
9125,9135,9145 Guilford Road              Columbia, MD                 1,673,490          1983          40 yrs.
10 South Third Street                     Richmond, VA                    15,059          1930          40 yrs.
1751 Bluehills Drive                      Roanoke, VA                    798,386          1991          40 yrs.
4300 Carolina Avenue                      Richmond, VA                 1,439,109          1985          40 yrs.
301 Hill Carter Parkway                   Richmond, VA                   463,313          1989          40 yrs.
4001 Carolina Avenue                      Richmond, VA                    33,866          1935          40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA                   372,272          1989          40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA                   432,009          1990          40 yrs.
5700 Eastport Boulevard                   Richmond, VA                   265,517          1990          40 yrs.
11020 Hull Street Road                    Richmond, VA                    61,054          1987          40 yrs.
3432 Holland Road                         Virginia Beach, VA              75,736          1989          40 yrs.
4880 Cox Road                             Richmond, VA                   218,920          1995          40 yrs.
5162 Valleypointe Parkway                 Roanoke, VA                    247,981          1993          40 yrs.
4101- 4127 Carolina Avenue                Richmond, VA                   219,107          1973          40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA                   495,582          1975          40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA                   261,077          1976          40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                   161,914          1978          40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA                   243,384          1979          40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA                   343,968          1981          40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA                   355,541          1982          40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA                   528,072          1985          40 yrs.
4645-4683 Carolina Avenue                 Richmond, VA                   818,691          1985          40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA                   276,058          1987          40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA                   432,781          1988          40 yrs.
12 S. Third Street                        Richmond, VA                    17,903          1900          40 yrs.
9601 Cosner Drive                         Fredericksburg, VA             364,233          1995          40 yrs.
315 Cardiff Valley Road                   Knoxville, TN                  289,579          1994          40 yrs.
2300 East Parham Road                     Richmond, VA                    96,866          1988          40 yrs.
1347 Diamond Springs Road                 Virginia Beach, VA             311,762          1980          40 yrs.
5221 Valleypark Drive - Bldg A            Roanoke, VA                    180,344          1988          40 yrs.
5228 Valleypointe Parkway - Bldg B        Roanoke, VA                    103,115          1988          40 yrs.
5238 Valleypark Drive - Bldg C            Roanoke, VA                    202,173          1989          40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA                   470,350          1996          40 yrs.
5900 Eastport Boulevard                   Richmond, VA                   209,603          1997          40 yrs.
4717-4729 Eubank Road                     Richmond, VA                   272,230          1978          40 yrs.
5251 Concourse Drive                      Roanoke, VA                    145,421          1997          40 yrs.
4263F Carolina Avenue                     Richmond, VA                   104,855          1975          40 yrs.
4200 Oakleys Court                        Richmond, VA                   140,668          1990          40 yrs.
1821 Battery Dantzler Road                Richmond, VA                   171,294          1990          40 yrs.
5000 Cox Road                             Glen Allen, VA                 209,624          1990          40 yrs.
510 Eastpark Court                        Richmond, VA                   122,294          1989          40 yrs.
520 Eastpark Court                        Richmond, VA                   233,889          1989          40 yrs.
13001 Kingston Avenue                     Chester, VA                     49,506          1997          40 yrs.
5701-5799 Eastport Boulevard              Richmond, VA                   129,614          1996          40 yrs.
4801 Cox Road                             Richmond, VA                   109,422          1997          40 yrs.
600 Liberty Way                           Richmond, VA                   195,185          1997          40 yrs.
500 Liberty Way                           Richmond, VA                   123,804          1997          40 yrs.
4198 Cox Road                             Glen Allen, VA                 135,709          1984          40 yrs.
5310 Valley Park Drive                    Roanoke, VA                     78,104          1997          40 yrs.
4510 Cox Road                             Glen Allen, VA                 251,142          1990          40 yrs.
2809 South Lynnhaven Road                 Virginia Beach, VA             162,483          1987          40 yrs.
200 Golden Oak Court                      Virginia Beach, VA             172,603          1988          40 yrs.
208 Golden Oak Court                      Virginia Beach, VA             171,308          1989          40 yrs.
1 Enterprise Parkway                      Hampton, VA                    142,622          1987          40 yrs.
22 Enterprise Parkway                     Hampton, VA                    173,121          1990          40 yrs.
484 Viking Drive                          Virginia Beach, VA              88,554          1998          40 yrs.
10430 Lakeridge Parkway                   Richmond, VA                    87,185          1998          40 yrs.
10456 Lakeridge Parkway                   Richmond, VA                    85,107          1998          40 yrs.
3829-3855 Gaskins Road                    Richmond, VA                    68,058          1998          40 yrs.
629 Phoenix Drive                         Virginia Beach, VA              39,661          1998          40 yrs.
11838 Rock Landing Drive                  Newport News, VA                40,403          1998          40 yrs.
11844 Rock Landing Drive                  Newport News, VA                26,334          1998          40 yrs.
11846 Rock Landing Drive                  Newport News, VA                26,865          1998          40 yrs.
5700 Cleveland Street                     Virginia Beach, VA             121,519          1998          40 yrs.
4523 Green Point Drive                    High Point, NC                 458,307          1988          40 yrs.
4501 Green Point Drive                    High Point, NC                 456,402          1989          40 yrs.
4500 Green Point Drive                    High Point, NC                 471,659          1989          40 yrs.
2427 Penny Road                           High Point, NC               1,225,430          1990          40 yrs.
4524 Green Point Drive                    High Point, NC                 458,617          1989          40 yrs.
4328, 4336 Federal Drive                  High Point, NC               1,016,982          1995          40 yrs.
200 Centreport Drive                      Greensboro, NC                 418,046          1986          40 yrs.
4344 Federal Drive                        High Point, NC                 199,963          1996          40 yrs.
202 Centreport Drive                      Greensboro, NC                 443,629          1990          40 yrs.
101 Centreport Drive                      Greensboro, NC                 153,222          1996          40 yrs.
4000 Piedmont Parkway                     High Point, NC                 387,313          1997          40 yrs.
4380 Federal Drive                        High Point, NC                 149,935          1997          40 yrs.
4388 Federal Drive                        High Point, NC                  72,247          1997          40 yrs.
6532 Judge Adams Road                     Rock Creek, NC                 126,542          1997          40 yrs.
3860 Faber Place                          N. Charleston, SC               89,246          1995          40 yrs.
4055 Faber Place                          N. Charleston, SC              208,987          1989          40 yrs.
3820 Faber Place                          N. Charleston, SC              147,332          1993          40 yrs.
3875 Faber Place                          N. Charleston, SC              151,811          1997          40 yrs.
440 Knox Abbott Drive                     Cayce, SC                      172,824          1989          40 yrs.
150 Ridgeview Center Drive                Duncan, SC                     337,530          1984          40 yrs.
1320 Garlington Road                      Greenville, SC                  83,698          1986          40 yrs.
420 Park Avenue                           Greenville, SC                 180,690          1986          40 yrs.
1 Alliance Drive                          Goose Creek, SC                 24,076          1997          40 yrs.
111 Southchase Boulevard                  Fountain Inn, SC               204,524          1989          40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
300 International Boulevard               Fountain Inn, SC                26,597          1995          40 yrs.
4160 Mendenhall Oaks Parkway              High Point, NC                  44,077          1997          40 yrs.
1208 Eastchester Drive                    High Point, NC                 199,866          1988          40 yrs.
7720 Mendenhall Oaks Parkway              High Point, NC                 172,218          1997          40 yrs.
One Independence Pointe                   Greenville, SC                 171,074          1982          40 yrs.
55 Beattie Place                          Greenville, SC                 643,645          1986          40 yrs.
75 Beattie Place                          Greenville, SC                 480,694          1987          40 yrs.
7736 McCloud Road                         Greensboro, NC                 149,963          1998          40 yrs.
15 Brendan Way                            Greenville, SC                  56,300          1998          40 yrs.
200 Meeting Street                        Charleston, SC                 625,087          1998          40 yrs.
7500 West 110th Street                    Overland Park, KS              158,794          1998          40 yrs.
8035 Quivira Road                         Lenexa, KS                      78,518          1998          40 yrs.
4300 Federal Drive                        High Point, NC                  11,292          1998          40 yrs.
1730 Stebbins Drive                       Houston, TX                    241,809          1973          40 yrs.
5911-5925 Richard Street                  Jacksonville, FL               230,680          1977          40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL               255,735          1973          40 yrs.
8775 Baypine Road                         Jacksonville, FL               619,310          1989          40 yrs.
8539 Western Way                          Jacksonville, FL               837,304          1987          40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL               872,423          1987          40 yrs.
6600-6660 Suemac Place                    Jacksonville, FL               838,207          1987          40 yrs.
6800-6850 Suemac Place                    Jacksonville, FL               476,617          1973          40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL             1,045,560          1987          40 yrs.
8540 Baycenter Road                       Jacksonville, FL               470,653          1984          40 yrs.
1200 Riverplace Boulevard                 Jacksonville, FL             5,506,045          1985          40 yrs.
8400 Baymeadows Way                       Jacksonville, FL               604,642          1987          40 yrs.
8614 Baymeadows Way                       Jacksonville, FL               343,109          1986          40 yrs.
5941-5975 Richard Street                  Jacksonville, FL               541,616          1978          40 yrs.
7970 Bayberry Road                        Jacksonville, FL               461,626          1978          40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL               675,973          1979          40 yrs.
7898 Baymeadows Way                       Jacksonville, FL               767,045          1978          40 yrs.
5977-6607 Richard Street                  Jacksonville, FL               827,643          1980          40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL               994,555          1981          40 yrs.
7954 & 7960 Baymeadows Way                Jacksonville, FL             1,025,493          1982          40 yrs.
8787 Baypine Road                         Jacksonville, FL            13,846,990          1990          40 yrs.
7077 Bonneval Road                        Jacksonville, FL             1,123,290          1988          40 yrs.
4190 Belfort Road                         Jacksonville, FL             1,234,606          1986          40 yrs.
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               470,497          1987          40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL               212,821          1996          40 yrs.
7040 AC Skinner Parkway                   Jacksonville, FL               393,078          1996          40 yrs.
11777 Central Highway                     Jacksonville, FL               380,748          1985          40 yrs.
4345 Southpoint Parkway                   Jacksonville, FL               200,886          1996          40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL               208,107          1996          40 yrs.
7018 AC Skinner Parkway                   Jacksonville, FL               281,234          1997          40 yrs.
6620 Southpoint Drive                     Jacksonville, FL               233,653          1984          40 yrs.
7980 Bayberry Road                        Jacksonville, FL                48,050          1978          40 yrs.
9600 Satellite Boulevard                  Orlando, FL                     49,318          1989          40 yrs.
9700 Satellite Boulevard                  Orlando, FL                     43,599          1989          40 yrs.
1902 Cypress Lake Drive                   Orlando, FL                    112,532          1989          40 yrs.
8250 & 8256 Exchange Place                Orlando, FL                     79,556          1985          40 yrs.
6600 Southpoint Parkway                   Jacksonville, FL               127,580          1986          40 yrs.
6700 Southpoint Parkway                   Jacksonville, FL               101,292          1987          40 yrs.
4801 Executive Park Court - 100           Jacksonville, FL                98,251          1990          40 yrs.
4801 Executive Park Court - 200           Jacksonville, FL                49,391          1990          40 yrs.
4810 Executive Park Court                 Jacksonville, FL                60,325          1990          40 yrs.
6602 Executive Park Court - 100           Jacksonville, FL                53,870          1993          40 yrs.
6602 Executive Park Court - 200           Jacksonville, FL                39,511          1993          40 yrs.
6631 Executive Park Court - 100           Jacksonville, FL                33,584          1994          40 yrs.
6631 Executive Park Court - 200           Jacksonville, FL                55,325          1994          40 yrs.
4815 Executive Park Court - 100           Jacksonville, FL                48,894          1995          40 yrs.
4815 Executive Park Court - 200           Jacksonville, FL                61,800          1995          40 yrs.
4825 Executive Park Court                 Jacksonville, FL                80,256          1996          40 yrs.
4820 Executive Park Court                 Jacksonville, FL                74,174          1997          40 yrs.
10511 & 10611 Satellite Boulevard         Orlando, FL                     67,784          1985          40 yrs.
1400-1440 Central Florida Parkway         Orlando, FL                     64,986          1962          40 yrs.
6601 Executive Park Circle North          Jacksonville, FL                78,025          1998          40 yrs.
1300 Riverplace Boulevard                 Jacksonville, FL               165,243          1998          40 yrs.
4901 Belfort Land                         Jacksonville, FL                68,475          1998          40 yrs.
16445 Air Center Boulevard                Houston, TX                     38,383          1998          40 yrs.
16405 Air Center Boulevard                Houston, TX                     46,371          1998          40 yrs.
2216 Directors Row                        Orlando, FL                     37,515          1998          40 yrs.
7460 Chancellor Drive                     Orlando, FL                     20,847          1998          40 yrs.
1901 Summit Tower Boulevard               Maitland, FL                   183,500          1998          40 yrs.
3701-3727 Vineland Road                   Orlando, FL                     30,854          1998          40 yrs.
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,150,267          1988          40 yrs.
5501-5502 Pioneer Park Boulevard          Tampa, FL                      192,999          1981          40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                      187,513          1979          40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      257,549          1986          40 yrs.
8401-8408 Benjamin Road                   Tampa, FL                      372,321          1986          40 yrs.
3501 Riga Boulevard                       Tampa, FL                      184,628          1983          40 yrs.
111 Kelsey Lane                           Tampa, FL                      105,277          1990          40 yrs.
7930, 8010-20 Woodland Center             Tampa, FL                      224,458          1990          40 yrs.
7920 Woodland Center Boulevard            Tampa, FL                      141,285          1997          40 yrs.
8154-8198 Woodland Center Boulevard       Tampa, FL                      122,088          1988          40 yrs.
8112-42 Woodland Center Boulevard         Tampa, FL                      135,308          1995          40 yrs.
8212 Woodland Center Boulevard            Tampa, FL                       96,449          1996          40 yrs.
131 Kelsey Lane                           Tampa, FL                       58,108          1998          40 yrs.
7724 Woodland Center Boulevard            Tampa, FL                       47,183          1997          40 yrs.
8921 Brittany Way                         Tampa, FL                       21,500          1997          40 yrs.
5250 Eagle Trail Drive                    Tampa, FL                       22,890          1998          40 yrs.
1701 Clint Moore Boulevard                Boca Raton, FL                 115,673          1985          40 yrs.
4555 Riverside Drive                      Beach Gardens, FL              194,123          1988          40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
2500 Metrocentre Boulevard                West Palm Beach, FL             51,770          1988          40 yrs.
2540 Metrocentre Boulevard                West Palm Beach, FL             35,718          1988          40 yrs.
2541 Metrocentre Boulevard                West Palm Beach, FL             31,489          1988          40 yrs.
2580 Metrocentre Boulevard                West Palm Beach, FL             55,625          1988          40 yrs.
2581 Metrocentre Boulevard                West Palm Beach, FL             41,049          1988          40 yrs.
1101 Northpoint Parkway                   West Palm Beach, FL             37,144          1998          40 yrs.
3223 Commerce Place                       West Palm Beach, FL             37,935          1998          40 yrs.
801 Northpoint Parkway                    West Palm Beach, FL             65,072          1998          40 yrs.
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             114,952          1985          40 yrs.
6500 NW 12th Avenue                       Ft. Lauderdale, FL              66,204          1998          40 yrs.
6600 NW 12th Avenue                       Ft. Lauderdale, FL              67,173          1998          40 yrs.
1500 SW 5th Court                         Pompano Beach, FL               89,267          1998          40 yrs.
1651 SW 5th Court                         Pompano Beach, FL               18,704          1998          40 yrs.
1601 SW 5th Court                         Pompano Beach, FL               19,137          1998          40 yrs.
1501 SW 5th Court                         Pompano Beach, FL               18,687          1998          40 yrs.
1400 SW 6th Court                         Pompano Beach, FL              106,196          1998          40 yrs.
1405 SW 6th Court                         Pompano Beach, FL               35,975          1998          40 yrs.
595 SW 13th Terrace                       Pompano Beach, FL               32,966          1998          40 yrs.
601 SW 13th Terrace                       Pompano Beach, FL               15,159          1998          40 yrs.
605 SW 16th Terrace                       Pompano Beach, FL               30,930          1998          40 yrs.
2440-2478 Metrocentre Bouulevard          West Palm Beach, FL             53,485          1998          40 yrs.
951 Broken Sound Parkway                  Boca Raton, FL                 154,481          1998          40 yrs.
3400 Lakeside Drive                       Miramar, FL                    289,411          1998          40 yrs.
3450 Lakeside Drive                       Miramar, FL                    285,712          1998          40 yrs.
13650 NW 8th Street                       Sunrise, FL                     40,900          1998          40 yrs.
13630 NW 8th Street                       Sunrise, FL                     54,375          1998          40 yrs.
777 Yamato Road                           Boca Raton, FL                 200,773          1998          40 yrs.
1801 Clint Moore Boulevard.               Boca Raton, FL                  56,315          1998          40 yrs.
6601-6625 W. 78th Street                  Bloomington, MN                163,732          1997          40 yrs.
2905 Northwest Boulevard                  Plymouth, MN                   225,672          1983          40 yrs.
2800 Campus Drive                         Plymouth, MN                   162,318          1985          40 yrs.
2955 Xenium Lane                          Plymouth, MN                    69,102          1985          40 yrs.
9401-9443 Science Center Drive            New Hope, MN                   177,557          1989          40 yrs.
6321-6325 Bury Drive                      Eden Prairie, MN               182,981          1988          40 yrs.
7115-7173 Shady Oak Road                  Eden Prairie, MN               188,693          1984          40 yrs.
7660-7716 Golden Triangle Drive           Eden Prairie, MN               275,256          1988          40 yrs.
7400 Flying Cloud Drive                   Eden Prairie, MN                77,867          1987          40 yrs.
330 Second Avenue                         Minneapolis, MN                838,293          1980          40 yrs.
10301-10305 West 70th Street              Eden Prairie, MN                49,733          1984          40 yrs.
10321 West 70th Street                    Eden Prairie, MN                58,367          1984          40 yrs.
10333 West 70th Street                    Eden Prairie, MN                44,611          1984          40 yrs.
10349-10357 West 70th Street              Eden Prairie, MN               118,271          1985          40 yrs.
10365-10375 West 70th Street              Eden Prairie, MN               115,676          1985          40 yrs.
10393-10394 West 70th Street              Eden Prairie, MN               114,884          1985          40 yrs.
7078 Shady Oak Road                       Eden Prairie, MN               135,908          1985          40 yrs.
5600 & 5610 Rowland Road                  Minnetonka, MN                 282,072          1988          40 yrs.
2920 Northwest Boulevard                  Plymouth, MN                   125,225          1997          40 yrs.
5400-5500 Feltl Road                      Minnetonka, MN                 171,811          1998          40 yrs.
10300 Bren Road                           Minnetonka, MN                  84,656          1998          40 yrs.
14630-14650 28th Avenue North             Plymouth, MN                    37,803          1998          40 yrs.
7695-7699 Anagram Drive                   Eden Prairie, MN                54,388          1998          40 yrs.
7550 Meridian Circle                      Maple Grove, MN                 42,459          1998          40 yrs.
2800 Northwest Boulevard                  Plymouth, MN                   159,738          1998          40 yrs.
3255 Neil Armstrong Boulevard             Eagan, MN                        1,557          1998          40 yrs.
4801 West 81st Street                     Bloomington, MN                 31,450          1998          40 yrs.
8100 Cedar Avenue                         Bloomington, MN                 45,970          1998          40 yrs.
9600 54th Avenue                          Plymouth, MN                    45,148          1998          40 yrs.
7800 Equitable Drive                      Eden Prairie, MN                23,627          1998          40 yrs.
7905 Fuller Road                          Eden Prairie, MN                12,773          1998          40 yrs.
26911-26957 Northwestern Highway          Southfield, MI               2,866,873          1985          40 yrs.
1650 Research Drive                       Troy, MI                       271,625          1985          40 yrs.
1775 Research Drive                       Troy, MI                       106,453          1985          40 yrs.
1875 Research Drive                       Troy, MI                       105,953          1986          40 yrs.
1850 Research Drive                       Troy, MI                       282,592          1986          40 yrs.
1965 Research Drive                       Troy, MI                       136,185          1987          40 yrs.
1960 Research Drive                       Troy, MI                       136,748          1987          40 yrs.
27260 Haggerty Road                       Farmington Hills, MI           155,683          1983          40 yrs.
27200 Haggerty Road                       Farmington Hills, MI           130,504          1983          40 yrs.
27280 Haggerty Road                       Farmington Hills, MI           145,610          1983          40 yrs.
27220 Haggerty Road                       Farmington Hills, MI            68,292          1985          40 yrs.
27240 Haggerty Road                       Farmington Hills, MI            57,709          1985          40 yrs.
27300 Haggerty Road                       Farmington Hills, MI           131,148          1985          40 yrs.
1101 Allen Drive                          Troy, MI                        28,195          1974          40 yrs.
1151 Allen Drive                          Troy, MI                        46,958          1974          40 yrs.
1300 Rankin Street                        Troy, MI                        38,501          1979          40 yrs.
1350 Rankin Street                        Troy, MI                        32,129          1979          40 yrs.
1376-1400 Rankin Street                   Troy, MI                        39,331          1979          40 yrs.
1352-1374 Rankin Street                   Troy, MI                        43,988          1979          40 yrs.
1324-1346 Rankin Street                   Troy, MI                        38,288          1979          40 yrs.
1301-1307 Rankin Street                   Troy, MI                        31,995          1978          40 yrs.
1409 Allen Drive                          Troy, MI                        41,375          1978          40 yrs.
1304 E. Maple Road                        Troy, MI                        62,835          1971          40 yrs.
1334 Maplelawn Road                       Troy, MI                        35,313          1983          40 yrs.
1290 Maplelawn Road                       Troy, MI                        24,950          1984          40 yrs.
1070 Maplelawn Road                       Troy, MI                        20,029          1982          40 yrs.
950 Maplelawn Road                        Troy, MI                        71,668          1982          40 yrs.
894 Maplelawn Road                        Troy, MI                        51,663          1986          40 yrs.
1179 Maplelawn Road                       Troy, MI                        25,652          1984          40 yrs.
1940 Norwood Drive                        Troy, MI                        24,776          1983          40 yrs.
1311-1331 Maplelawn Road                  Troy, MI                        35,679          1986          40 yrs.
2354 Bellingham Street                    Troy, MI                        25,018          1990          40 yrs.

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
OPERATING PROPERTIES - CONTINUED
2360 Bellingham Street                    Troy, MI                        24,979          1985          40 yrs.
1911 Ring Drive                           Troy, MI                        24,688          1986          40 yrs.
26442-26450 Haggerty Road                 Farmington Hills, MI            67,655          1988          40 yrs.
26500 Haggerty Road                       Farmington Hills, MI            88,481          1986          40 yrs.
26650 Haggerty Road                       Farmington Hills, MI            49,382          1988          40 yrs.
26700 Haggerty Road                       Farmington Hills, MI            72,101          1986          40 yrs.
26750 Haggerty Road                       Farmington Hills, MI            83,376          1988          40 yrs.
26800 Haggerty Road                       Farmington Hills, MI            50,032          1986          40 yrs.
26842-26850 Haggerty Road                 Farmington Hills, MI            68,190          1988          40 yrs.
50 West Big Bear Road                     Troy, MI                       490,985          1998          40 yrs.
100 West Big Bear Road                    Troy, MI                       477,423          1998          40 yrs.
245 Executive Drive                       Brookfield, WI                 108,756          1998          40 yrs.
8301 West Parkland Court                  Milwaukee, WI                   67,759          1998          40 yrs.
4701 West Schroeder Drive                 Brown Deer, WI                  59,838          1998          40 yrs.
4555 West Schroeder Drive                 Brown Deer, WI                 103,497          1998          40 yrs.
32991 Hamilton Court                      Farmington Hills, MI            76,669          1998          40 yrs.
7800 N. 113th Street                      Milwaukee, WI                   85,670          1998          40 yrs.
2475-2479 Elliot Avenue                   Troy, MI                         5,379          1998          40 yrs.
32661 Edward Avenue                       Madison Heights, MI             24,275          1998          40 yrs.
32701 Edward Avenue                       Madison Heights, MI             14,215          1998          40 yrs.
32751 Edward Avenue                       Madison Heights, MI             10,381          1998          40 yrs.
32853 Edward Avenue                       Madison Heights, MI              9,054          1998          40 yrs.
555 East Mandoline Avenue                 Madison Heights, MI              8,432          1998          40 yrs.
599 East Mandoline Avenue                 Madison Heights, MI              6,776          1998          40 yrs.
749 East Mandoline Avenue                 Madison Heights, MI              7,375          1998          40 yrs.
750 East Mandoline Avenue                 Madison Heights, MI              7,720          1998          40 yrs.
900 East Mandoline Avenue                 Madison Heights, MI              8,040          1998          40 yrs.
949 East Mandoline Avenue                 Madison Heights, MI              8,107          1998          40 yrs.
32390-32400 Howard Avenue                 Madison Heights, MI              6,205          1998          40 yrs.
32090 John R. Road                        Madison Heights, MI              4,185          1998          40 yrs.
31601 Research Park Drive                 Madison Heights, MI             19,580          1998          40 yrs.
31651 Research Park Drive                 Madison Heights, MI             11,474          1998          40 yrs.
31700 Research Park Drive                 Madison Heights, MI             19,012          1998          40 yrs.
31701 Research Park Drive                 Madison Heights, MI             11,214          1998          40 yrs.
31751 Research Park Drive                 Madison Heights, MI             13,547          1998          40 yrs.
31800 Research Park Drive                 Madison Heights, MI             16,681          1998          40 yrs.
800 Tech Row                              Madison Heights, MI             31,112          1998          40 yrs.
900 Tech Row                              Madison Heights, MI              9,205          1998          40 yrs.
1000 Tech Row                             Madison Heights, MI             27,374          1998          40 yrs.
31771 Sherman Avenue                      Madison Heights, MI              6,719          1998          40 yrs.
31791 Sherman Avenue                      Madison Heights, MI              6,769          1998          40 yrs.
31811 Sherman Avenue                      Madison Heights, MI             12,280          1998          40 yrs.
31831 Sherman Avenue                      Madison Heights, MI              9,375          1998          40 yrs.
31900 Sherman Avenue                      Madison Heights, MI             18,796          1998          40 yrs.
800 East Whitcomb Avenue                  Madison Heights, MI             13,486          1998          40 yrs.
950 East Whitcomb Avenue                  Madison Heights, MI             22,522          1998          40 yrs.
1000 East Whitcomb Avenue                 Madison Heights, MI             10,815          1998          40 yrs.
1100 East Whitcomb Avenue                 Madison Heights, MI              8,666          1998          40 yrs.
1201 East Whitcomb Avenue                 Madison Heights, MI             12,642          1998          40 yrs.
1210 East Whitcomb Avenue                 Madison Heights, MI              3,428          1998          40 yrs.
1260 Kempar Avenue                        Madison Heights, MI              4,046          1998          40 yrs.
1280 Kempar Avenue                        Madison Heights, MI              5,608          1998          40 yrs.
1001 East Lincoln Avenue                  Madison Heights, MI             21,363          1998          40 yrs.
1201 East Lincoln Avenue                  Madison Heights, MI             22,281          1998          40 yrs.
22515 Heslip Drive                        Madison Heights, MI              3,523          1998          40 yrs.
8400 Lakeview Parkway                     Pleasant Prairie, WI             2,800          1998          40 yrs.
8401 Lakeview Parkway                     Pleasant Prairie, WI             2,404          1998          40 yrs.
9801 80th Avenue                          Pleasant Prairie, WI             5,519          1998          40 yrs.
50 Gibson Drive                           West Malling, UK               635,610          1996          40 yrs.
25 Kings Hill Avenue                      West Malling, UK               826,438          1996          40 yrs.
2 Kings Hill Avenue                       West Malling, UK               521,574          1996          40 yrs.
50 Kings Hill Avenue                      West Malling, UK               969,612          1996          40 yrs.
10 Kings Hill Avenue                      West Malling, UK               100,337          1997          40 yrs.
                                                                    ------------
Subtotal Operating Properties                                       $209,023,187
                                                                    ============

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
DEVELOPMENT IN PROGRESS
45 Liberty Boulevard                      Malvern, PA               $          -          1997          N/A
3 Franklin Plaza                          Philadelphia, PA                     -          1997          N/A
2500 Renaissance Boulevard                King of Prussia, PA                  -          1997          N/A
2300 Renaissance Boulevard                King of Prussia, PA                  -          1997          N/A
2100 Renaissance Boulevard                King of Prussia, PA                  -          1998          N/A
4 Walnut Grove                            Horsham, PA                          -          1998          N/A
PNC Bank - Phase II Construction          Philadelphia, PA                     -          1998          N/A
600 Chesterfield Parkway                  Malvern, PA                          -          1998          N/A
700 Chesterfield Parkway                  Malvern, PA                          -          1998          N/A
2520 Renaissance Boulevard                King of Prussia, PA                  -          1998          N/A
201 Berkeley Drive                        Bridgeport, NJ                       -          1997          N/A
300 Commodore Drive                       Bridgeport, NJ                       -          1997          N/A
1020 Briggs Road Land                     Mt. Laurel, NJ                       -          1997          N/A
800 Arlington Boulevard                   Logan, NJ                            -          1998          N/A
1525 Valley Center Parkway                Allentown, PA                        -          1997          N/A
Lehigh Valley West Land - Lot 4           Upper Macungie, PA                   -          1998          N/A
5500 Cox Road                             Richmond, VA                         -          1997          N/A
701 Liberty Way                           Richmond, VA                         -          1997          N/A
5305 Valley Park Drive                    Roanoke, VA                          -          1997          N/A
530 Eastpark Court                        Richmond, VA                         -          1997          N/A
801 Liberty Way                           Richmond, VA                         -          1998          N/A
6532 Judge Adams Road                     Whitsett, NC                         -          1997          N/A
4194 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
4196 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
4170 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
4180 Mendenhall Oaks Parkway              High Point, NC                       -          1997          N/A
3955 Faber Place                          Charleston, SC                       -          1998          N/A
7014 AC Skinner Parkway                   Jacksonville, FL                     -          1996          N/A
9550 Satellite Boulevard                  Orlando, FL                          -          1997          N/A
Butler Plaza                              Jacksonville, FL                     -          1998          N/A
7802-50 Woodland Center Boulevard         Tampa, FL                            -          1997          N/A
7852-98 Woodland Center Boulevard         Tampa, FL                            -          1997          N/A
7725 Woodland Center Boulevard            Tampa, FL                            -          1998          N/A
8001 Woodland Center Boulevard            Tampa, FL                            -          1998          N/A
4630 Woodland Corporate Boulevard         Tampa, FL                            -          1998          N/A
Silo Bend 12                              Tampa, FL                            -          1998          N/A
Huntington Square Land                    Miramar, FL                          -          1998          N/A
10400 Southwest Crossing                  Eden Prairie, MN                     -          1997          N/A
9023 Columbine Road                       Eden Prairie, MN                     -          1998          N/A
West Tech Park Land (Lot B)               Farmington Hills, MI                 -          1997          N/A
West Tech Park Land (Lot C)               Farmington Hills, MI                 -          1997          N/A
30 Tower View                             West Malling, UK                     -          1997          N/A
35 Kings Hill Avenue                      West Malling, UK                     -          1997          N/A
39 Kings Hill Avenue                      West Malling, UK                     -          1997          N/A
18 Kings Hill Avenue                      West Malling, UK                     -          1997          N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1998


                                                                    Accumulated
                                                                    Depreciation       Date of      Depreciable
              Project                           City                 @ 12/31/98      Construction   Life (years)
--------------------------------------    -------------------       ------------     ------------   ------------
LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $          -          1989          N/A
Three Country View Road                   Malvern, PA                          -          1995          N/A
550 Lapp Road                             Malvern, PA                          -          1995          N/A
Cedar Hollow Road Land                    Malvern, PA                          -          1996          N/A
Walnut Grove Land                         Horsham, PA                          -          1996          N/A
35 Liberty Boulevard Land                 Malvern, PA                          -          1997          N/A
Great Valley Land                         Malvern, PA                          -          1997          N/A
10 Matthews Rd South Land                 Malvern, PA                          -          1997          N/A
Renaissance Park Land                     King of Prussia, PA                  -          1998          N/A
Swedes Run Business Park Land             Delran, NJ                           -          1992          N/A
Marlton Crossing Land                     Marlton, NJ                          -          1994          N/A
Commodore Business Park                   Logan Twp., NJ                       -          1995          N/A
Boulden Land                              New Castle, DE                       -          1995          N/A
Marlton Executive Park Land               Marlton, NJ                          -          1994          N/A
1015 Briggs Road Land                     Mt. Laurel, NJ                       -          1997          N/A
Lehigh Valley Corporate Center Land       Bethlehem, PA                        -          1987          N/A
Lehigh Valley West Lots 13,14,15          Allentown, PA                        -          1995          N/A
LVCC Phase 2 Land                         Bethlehem, PA                        -          1998          N/A
LV West Land - Lot 5A                     Upper Macungie, PA                   -          1998          N/A
Park at Valleypointe Land                 Roanoke, VA                          -          1995          N/A
Fairgrounds Distribution Center Land      Richmond, VA                         -          1995          N/A
Rivers' Bend Land                         Richmond, VA                         -          1995          N/A
Oakleys Center Land                       Richmond, VA                         -          1996          N/A
Woodlands Center Land                     Richmond, VA                         -          1996          N/A
501 Liberty Way                           Richmond, VA                         -          1996          N/A
601 HP Way (HP3)                          Richmond, VA                         -          1997          N/A
6000-98 Eastport Boulevard                Richmond, VA                         -          1997          N/A
Eastport VIII                             Richmond, VA                         -          1997          N/A
Eastport IX                               Richmond, VA                         -          1997          N/A
Brill 2 Land                              Richmond, VA                         -          1998          N/A
Westmoreland Land                         Virginia Beach, VA                   -          1998          N/A
Westmoreland III Land                     Virginia Beach, VA                   -          1998          N/A
Mendenhall Land                           High Point, NC                       -          1995          N/A
Independence Pointe Land                  Greenville, SC                       -          1997          N/A
Executive Park at Faber Place Land        Charleston, SC                       -          1998          N/A
Northpoint Industrial Park Land           Columbia, SC                         -          1998          N/A
Overlook Business Center Land             Columbia, SC                         -          1998          N/A
Ridgeview Center Land                     Greenville, SC                       -          1998          N/A
Southchase Business Park Land             Greenville, SC                       -          1998          N/A
Woodfield Land                            Greenville, SC                       -          1998          N/A
Southpoint Business Park Land             Jacksonville, FL                     -          1994          N/A
Liberty Business Park Land                Jacksonville, FL                     -          1995          N/A
7024 AC Skinner Parkway                   Jacksonville, FL                     -          1995          N/A
Silo Bend Land (LPDC)                     Tampa, FL                            -          1996          N/A
Exchange Place Land                       Orlando, FL                          -          1997          N/A
Belfort Road                              Jacksonville, FL                     -          1998          N/A
Butler Plaza Land                         Jacksonville, FL                     -          1998          N/A
Central Green Land                        Houston, TX                          -          1998          N/A
Salisbury Road Land                       Jacksonville, FL                     -          1998          N/A
Airport West                              Tampa, FL                            -          1995          N/A
Woodland Corporate Center Land            Tampa, FL                            -          1998          N/A
Pompano Business Park Land - Parcel 2     Boca Raton, FL                       -          1998          N/A
Pompano Business Park Land - Parcel 3     Boca Raton, FL                       -          1998          N/A
Boca Colannade Land - Yamato Road         Boca Raton, FL                       -          1998          N/A
Klodt Land                                Eden Prairie, MN                     -          1998          N/A
Flying Cloud Land                         Eden Prairie, MN                     -          1998          N/A
Romulus Land                              Romulus, MI                          -          1998          N/A
4 ABW                                     West Malling, UK                     -          1998          N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ============


TOTAL ALL PROPERTIES                                                $209,023,187
                                                                    ============

                                                            SCHEDULE III

                      LIBERTY PROPERTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------

                                         1998        1997       1996
                                     ----------  ----------  ----------

REAL ESTATE:
 Balance at beginning of year        $2,106,028  $1,180,385  $  920,472
   Additions                            944,794     968,567     269,496
   Disposition of property              (22,680)    (42,924)     (9,583)
                                     ----------  ----------  ----------

 Balance at end of year              $3,028,142  $2,106,028  $1,180,385
                                     ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year        $  149,311  $  119,151  $   94,183
   Depreciation expense                  61,679      35,981      24,968
   Disposition of property               (1,967)     (5,821)          -
                                     ----------  ----------  ----------

 Balance at end of year              $  209,023  $  149,311  $  119,151
                                     ==========  ==========  ==========

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

Except as set forth under the caption "Executive Officers" in Part I, the information required by Part III, Items 10, 11, 12 and 13 of Form 10-K, is hereby incorporated by reference to the Trust's definitive proxy statement for its Annual Meeting of Shareholders (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference) presently scheduled for May 19, 1999, which proxy statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended not later than April 30, 1999, in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
------------------------------------------------------------------

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

(A)   1. REPORTS OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust
---------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 1998 and 1997

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 1998, 1997 and 1996

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements - Liberty Property Trust

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership
-----------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
  1998 and 1997

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1998, 1997 and 1996

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements - Liberty Property Limited Partnership

2.   FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1998 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1998 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

 EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
3.1.3                 Articles Supplementary to the Amended and Restated
                      Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A
                      Junior Participating Preferred Shares of the
                      Trust.  (Incorporated by reference to Exhibit
                      3.1.3 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 3l, 1997.

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

3.1.5 Amended and Restated Exhibit A to the Second Restated and Amended Agreement of Limited
                      Partnership of the Operating Partnership.

3.2                   Amended and Restated By-laws of the Trust
                      (Incorporated by reference to Exhibit 3.2 filed with the Trust's Registration Statement on Form S-11, filed with the Commission on March 30, 1994 (the "Form S-11")).

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

4.4 First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

 EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
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

4.7 Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit
                      4.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "First Quarter 1998 Form 10-Q)).

4.8 Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 10-Q).

4.9 Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 10-Q).

4.10 Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Second Quarter 1998 Form 10-Q)).

4.11 Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009.

 EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
10.1                  Liberty Property Trust Amended and Restated Share
                      Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the June 25, 1997 Form 8-
                      K).

10.2 Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.3                  Amended and Restated Limited Partnership
                      Agreements of Pre-existing Pennsylvania
                      Partnerships (Incorporated by reference to Exhibit
                      10.6 filed with the Form S-11).

10.4 Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.5                  Option Agreement and Right of First Offer
                      (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.6 Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-
                      11).

10.7 Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit
                      10.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on March 3,
                      1995).

10.8 Amended and Restated Loan Agreement, dated as of June 16, 1997, by and among the Operating Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions (Incorporated by reference to Exhibit 10 filed with the August 1997 Form 8-A).

10.9 First Amendment to Amended and Restated Loan Agreement, dated as of March 10, 1998, by and among the Operating Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions. (Incorporated by reference to
                      Exhibit 10 filed with the First Quarter 1998 10-
                      Q).

10.10 Term Loan Agreement, dated as of January 15, 1999, among the Operating Partnership, the Trust, the Banks named therein and BankBoston, N.A., as agent for itself and the other lending institutions.

 EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
10.11                 Senior Management Change of Control Severance
                      Plan. (Incorporated by reference to Exhibit 10 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September
                      30, 1998.)

21                    Subsidiaries.

23.1 Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

27                    Financial Data Schedule (EDGAR version only).

(B)   REPORTS ON FORM 8-K

      REPORTS ON FORM 8-K
      -------------------

      Report on Form 8-K dated January 15, 1998 reporting Items 5 and 7 and containing as Exhibits the Distribution Agreement dated January 12, 1998 between the Registrants and the Agents (as defined therein) and the Underwriting Agreement dated January 14, 1998 among the Registrants and the Underwriters (as defined therein).

	Report on Form 8-K dated January 16, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Liberty Center Properties (as defined therein) and certain pro forma financial information.

	Report on Form 8-K dated February 13, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Pompano/Cypress Park Properties (as defined therein) and certain pro forma financial information.

	Report on Form 8-K dated February 13, 1998 reporting Items 5 and 7 and containing Historical Summaries of Gross Income and Direct Operating Expenses for the First Industrial Properties (as defined therein) for the nine months ended September 30, 1997 (unaudited) and for the year ended December 31, 1996 and certain pro forma financial information.

 Report on Form 8-K dated February 20, 1998 reporting Items 5 and 7 and containing as Exhibits the Underwriting Agreement dated February 18, 1998 among the Registrants and the Underwriters (as defined therein).

	Report on Form 8-K dated March 5, 1998 reporting Items 5 and 7 and containing Historical Summaries of Gross Income and Direct Operating Expenses for the First Industrial Properties (as defined therein) for the year ended December 31, 1997 and certain pro forma financial information.

	Report on Form 8-K dated March 12, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Acquisition Properties (as defined therein) and certain pro forma financial information.

	Report on Form 8-K dated April 16, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Pureland Park (as defined therein) and certain pro forma financial information.

	Report on Form 8-K dated June 11, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for 2800 Northwest Boulevard (as defined therein) and certain pro forma financial information.

 	Report on Form 8-K dated June 24, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for Boca Colonnade (as defined therein) and certain pro forma financial information.

	Report on Form 8-K dated July 13, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Acquisition Properties (as defined therein) and certain pro forma financial information.

	Report on Form 8-K dated December 22, 1998 reporting Items 5 and 7 and containing the Statement of Operating Revenues and Certain Operating Expenses for the Wispark Properties (as defined therein) and certain pro forma financial information.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIBERTY PROPERTY TRUST


Date:  February 25, 1999        By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                              Chairman of the Board
                              of Trustees and Chief
                              Executive Officer
                              (Principal Executive
/s/ Willard G. Rouse III      Officer)                 February 25, 1999
---------------------------
Willard G. Rouse III

                              Chief Financial Officer
                              and Treasurer (Principal
                              Financial and Accounting
/s/ George J. Alburger, Jr.   Officer)                 February 25, 1999
---------------------------
George J. Alburger, Jr.

/s/ Joseph P. Denny           Trustee                  February 25, 1999
---------------------------
Joseph P. Denny

/s/ M. Leanne Lachman         Trustee                  February 25, 1999
---------------------------
M. Leanne Lachman

/s/ Frederick F. Buchholz     Trustee                  February 25, 1999
---------------------------
Frederick F. Buchholz

/s/ J. Anthony Hayden         Trustee                  February 25, 1999
---------------------------
J. Anthony Hayden

/s/ David L. Lingerfelt       Trustee                  February 25, 1999
---------------------------
David L. Lingerfelt

/s/ John A. Miller            Trustee                  February 25, 1999
---------------------------
John A. Miller, CLU

/s/ Stephen B. Siegel         Trustee                  February 25, 1999
---------------------------
Stephen B. Siegel

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

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                                BY:  Liberty Property Trust
                                     General Partner



Date:  February 25, 1999       By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                              Trustee of the
/s/ Joseph P. Denny           General Partner          February 25, 1999
---------------------------
Joseph P. Denny

                              Trustee of the
/s/ M. Leanne Lachman         General Partner          February 25, 1999
---------------------------
M. Leanne Lachman

                              Trustee of the
/s/ Frederick F. Buchholz     General Partner          February 25, 1999
---------------------------
Frederick F. Buchholz

                              Trustee of the
/s/ J. Anthony Hayden         General Partner          February 25, 1999
---------------------------
J. Anthony Hayden

                              Trustee of the
/s/ David L. Lingerfelt       General Partner          February 25, 1999
---------------------------
David L. Lingerfelt

                              Trustee of the
/s/ John A. Miller            General Partner          February 25, 1999
---------------------------
John A. Miller, CLU

                              Trustee of the
/s/ Stephen B. Siegel         General Partner          February 25, 1999
---------------------------
Stephen B. Siegel

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

3.1.5 Amended and Restated Exhibit A to the Second Restated and Amended Agreement of Limited
                      Partnership of the Operating Partnership.

4.11 Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due 2009.

10.10 Term Loan Agreement, dated as of January 15, 1999, among the Operating Partnership, the Trust, the Banks named therein and BankBoston, N.A., as agent for itself and the other lending institutions.

21                    Subsidiaries.

23.1 Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

27                    Financial Data Schedule (EDGAR version only).