Form 10-Q
period 1999-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1999-05-11
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


                                   OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-13130 (Liberty Property Trust)
                          1-13132 (Liberty Property Limited Partnership)


                       LIBERTY PROPERTY TRUST
              LIBERTY PROPERTY LIMITED PARTNERSHIP
(Exact name of registrants as specified in their governing documents)


MARYLAND (Liberty Property Trust)                             23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)           23-2766549
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                    Identification Number)

65 Valley Stream Parkway, Suite 100, Malvern, Pennsylvania         19355
(Address of Principal Executive Offices)                      (Zip Code)

Registrants' Telephone Number, Including Area Code         (610)648-1700

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90)
days.  YES X     NO

On May 10, 1999, 66,303,163 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1999

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at March 31, 1999 and December 31, 1998.              4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended March
          31, 1999 and March 31, 1998.                                5

          Consolidated statements of cash flows of Liberty
          Property Trust for the three months ended March
          31, 1999 and March 31, 1998.                                6

          Notes to consolidated financial statements for
          Liberty Property Trust.                                     7

          Consolidated balance sheets of Liberty Property
          Limited Partnership at March 31, 1999 and
          December 31, 1998.                                         10

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended March 31, 1999 and March 31, 1998.                   11

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the three months
          ended March 31, 1999 and March 31, 1998.                   12

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                      13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       15

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                       23

Part II.  Other Information
---------------------------

Signatures                                                           25

Exhibit Index                                                        26

-----------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development and development activities, future capital expenditures, the costs and risks associated with the Year 2000 issue, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company"). These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, the potential adverse impact of market interest rates on the market price for the Company's securities and risks relating to the Year 2000 issue.

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      MARCH 31, 1999     DECEMBER 31, 1998
                                                    ------------------   -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  375,690          $  366,853
  Buildings and improvements                                2,434,491           2,378,272
  Less accumulated depreciation                              (226,977)           (209,023)
                                                           ----------          ----------
Operating real estate                                       2,583,204           2,536,102

  Development in progress                                     218,600             207,563
  Land held for development                                    77,381              75,454
                                                           ----------          ----------
Net real estate                                             2,879,185           2,819,119

Cash and cash equivalents                                      14,726              14,391
Accounts receivable                                             9,879              15,391
Deferred financing and leasing costs,
  net of accumulated amortization
  (1999, $52,476; 1998, $49,390)                               40,434              39,475
Prepaid expenses and other assets                              40,988              44,995
                                                           ----------          ----------
Total assets                                               $2,985,212          $2,933,371
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  407,686          $  413,224
Unsecured notes                                               780,000             645,000
Credit facility                                               197,000             264,000
Convertible debentures                                         96,836             101,619
Accounts payable                                               25,651              20,216
Accrued interest                                                8,691              18,263
Dividend payable                                               33,887              33,734
Other liabilities                                              61,095              69,025
                                                           ----------          ----------
Total liabilities                                           1,610,846           1,565,081

Minority interest                                              95,244             101,254

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized, issued and outstanding as of
  March 31, 1999 and December 31, 1998                        120,814             120,814
Common shares of beneficial interest, $.001
  par value, 200,000,000 shares authorized,
  66,294,961 and 65,645,340 shares issued
  and outstanding as of March 31, 1999
  and December 31, 1998, respectively                              66                  66
Additional paid-in capital                                  1,181,511           1,168,663
Unearned compensation                                          (1,168)               (562)
Dividends in excess of net income                             (22,101)            (21,945)
                                                           ----------         -----------
Total shareholders' equity                                  1,279,122           1,267,036
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $2,985,212          $2,933,371
                                                           ==========         ===========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
          (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE                  THREE
                                                       MONTHS ENDED           MONTHS ENDED
                                                      MARCH 31, 1999         MARCH 31, 1998
                                                      --------------         --------------
REVENUE
Rental                                                  $  81,468             $  61,015
Operating expense reimbursement                            29,523                20,250
Management fees                                               150                   147
Gain on sale                                                1,269                     -
Interest and other                                          1,079                 1,207
                                                        ---------             ---------
Total revenue                                             113,489                82,619
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   21,193                14,916
Real estate taxes                                           9,777                 7,019
General and administrative                                  3,985                 3,350
Depreciation and amortization                              20,143                14,219
                                                        ---------             ---------
Total operating expenses                                   55,098                39,504
                                                        ---------             ---------

Operating income                                           58,391                43,115

Interest expense                                           23,753                16,566
                                                        ---------             ---------

Income before minority interest                            34,638                26,549

Minority interest                                           2,210                 1,809
                                                        ---------             ---------
Net income                                                 32,428                24,740

Preferred distributions                                     2,750                 2,750
                                                        ---------             ---------
Income available to common shareholders                 $  29,678             $  21,990
                                                        =========             =========

Income per common share - basic                         $    0.45             $    0.40
                                                        =========             =========

Income per common share - diluted                       $    0.45             $    0.40
                                                        =========             =========

Distributions declared per common share                 $    0.45             $    0.42
                                                        =========             =========
Weighted average number of common shares
  outstanding - basic                                      66,018                55,279
                                                        =========             =========
Weighted average number of common shares
  outstanding - diluted                                    66,177                55,667
                                                        =========             =========


See accompanying notes.

     CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                      (UNAUDITED AND IN THOUSANDS)

                                                          THREE                 THREE
                                                       MONTHS ENDED          MONTHS ENDED
                                                      MARCH 31, 1999        MARCH 31, 1998
                                                      --------------        --------------
OPERATING ACTIVITIES
Net income                                              $   32,428            $  24,740
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                           20,143               14,219
    Amortization of deferred financing costs                 1,152                1,103
    Minority interest in net income                          2,210                1,809
    Gain on sale                                            (1,269)                   -
    Noncash compensation                                     1,309                  793
    Changes in operating assets and liabilities:
      Accounts receivable                                    5,512                  115
      Prepaid expenses and other assets                      3,590               (1,126)
      Accounts payable                                       5,435                3,099
      Accrued interest                                      (9,572)              (2,784)
      Other liabilities                                     (7,930)               7,123
                                                        ----------            ---------
Net cash provided by operating activities                   53,008               49,091
                                                        ----------            ---------
INVESTING ACTIVITIES
    Investment in properties                               (32,921)            (248,417)
    Proceeds from disposition of properties                 12,920                    -
    Investment in development in progress                  (50,992)             (68,249)
    Investment in land held for development                 (5,654)             (11,879)
    Increase in deferred leasing costs                      (3,288)              (2,195)
                                                        ----------            ---------
Net cash used in investing activities                      (79,935)            (330,740)
                                                        ----------            ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                284              103,438
    Proceeds from issuance of unsecured notes              135,000              175,000
    Repayments of mortgage loans                            (5,538)              (1,271)
    Proceeds from credit facility                           36,000              229,000
    Repayments on credit facility                         (103,000)            (216,000)
    (Increase) decrease deferred financing costs              (808)                 576
    Distributions paid on common shares                    (29,540)             (22,130)
    Distributions paid on preferred shares                  (2,750)              (2,750)
    Distributions paid on units                             (2,386)              (2,174)
                                                        ----------            ---------
Net cash provided by financing activities                   27,262              263,689

Increase (decrease) in cash and cash equivalents               335              (17,960)

Cash and cash equivalents at beginning of period            14,391               55,079
                                                        ----------            ---------
Cash and cash equivalents at end of period              $   14,726            $  37,119
                                                        ==========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $        -            $      20
Acquisition of properties                                        -              (14,612)
Assumption of mortgage loans                                     -               14,381
Issuance of operating partnership units                          -                  231
Conversion of convertible debentures                         4,674                2,212
                                                        ==========            =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

The following table sets forth the computation of basic and diluted income per common share for the three month periods ended March 31, 1999 and 1998:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED MARCH 31, 1999                    ENDED MARCH 31, 1998
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 32,428                                 $ 24,740
Less: Preferred
 distributions            2,750                                    2,750
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                29,678       66,018       $  0.45        21,990       55,279       $  0.40
                                                   =======                                  =======
Effect of dilutive
 securities
 Options                      -          159                           -          388
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 29,678       66,177       $  0.45      $ 21,990       55,667       $  0.40
                       ========      =======       =======      ========      =======       =======

Diluted income per common share includes the weighted average common shares and dilutive effect of the outstanding options, and excludes the effects of the conversion of the units of limited partnership interest in the Operating Partnership (the "Units") and the Exchangeable Subordinated

Debentures due 2001 of the Operating Partnership (the "Convertible Debentures") into common shares, as to do so would have been antidilutive for the periods presented. The securities excluded from the diluted calculation could potentially dilute basic income per common share in the future.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 93.1% at March 31, 1999. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

On January 15, 1999, the Company closed on a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

On April 20, 1999, the Company sold $250 million principal amount of 7.75% notes due 2009. The aggregate net proceeds from such issuance was approximately $246.0 million.

NOTE 3 - SEGMENT INFORMATION
----------------------------

Liberty Property Trust operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey/Delaware; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom. The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates performance of the reportable segments based on property-level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------------------------------------------------------------------
                                      New
                            SE      Jersey/   Lehigh                The
                         Pennsyl.  Delaware   Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $ 26,808  $ 11,655  $ 10,739  $  9,978  $  9,510     $  9,881    $ 11,686   $ 20,734  $110,991
Rental operating
 expenses and real
 estate taxes                7,850     3,472     2,377     2,264     2,724        2,296       3,737      6,250    30,970
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income           18,958     8,183     8,362     7,714     6,786        7,585       7,949     14,484    80,021

Other income/
 expenses, net                                                                                                    45,383
                                                                                                                --------
Income before
 minority interest                                                                                                34,638

Minority interest                                                                                                  2,210

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 29,678
                                                                                                                ========

FOR THE THREE MONTHS ENDED MARCH 31, 1998
-----------------------------------------------------------------------------------------------------
                                      New
                            SE      Jersey/   Lehigh                The
                         Pennsyl.  Delaware   Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $ 22,720  $  7,596  $  8,851  $  7,967  $  6,329     $  7,927    $  7,932   $ 11,943  $ 81,265
Rental operating
 expenses and real
 estate taxes                6,621     2,184     1,743     1,695     1,700        1,744       2,751      3,497    21,935
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income           16,099     5,412     7,108     6,272     4,629        6,183       5,181      8,446    59,330

Other income/
 expenses, net                                                                                                    32,781
                                                                                                                --------
Income before
 minority interest                                                                                                26,549

Minority interest                                                                                                  1,809

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 21,990
                                                                                                                ========

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                     MARCH 31, 1999     DECEMBER 31, 1998
                                                    ----------------    -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  375,690         $  366,853
  Buildings and improvements                             2,434,491          2,378,272
  Less accumulated depreciation                           (226,977)          (209,023)
                                                        ----------         ----------

Operating real estate                                    2,583,204          2,536,102

  Development in progress                                  218,600            207,563
  Land held for development                                 77,381             75,454
                                                        ----------         ----------
Net real estate                                          2,879,185          2,819,119

Cash and cash equivalents                                   14,726             14,391
Accounts receivable                                          9,879             15,391
Deferred financing and leasing costs,
  net of accumulated amortization
  (1999, $52,476; 1998, $49,390)                            40,434             39,475
Prepaid expenses and other assets                           40,988             44,995
                                                        ----------         ----------
Total assets                                            $2,985,212         $2,933,371
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  407,686         $  413,224
Unsecured notes                                            780,000            645,000
Credit facility                                            197,000            264,000
Convertible debentures                                      96,836            101,619
Accounts payable                                            25,651             20,216
Accrued interest                                             8,691             18,263
Dividend payable                                            33,887             33,734
Other liabilities                                           61,095             69,025
                                                        ----------         ----------
Total liabilities                                        1,610,846          1,565,081

OWNERS' EQUITY
General partner's equity-preferred units                   120,814            120,814
                        -common units                    1,158,308          1,146,222
Limited partners' equity                                    95,244            101,254
                                                        ----------         ----------
Total owners' equity                                     1,374,366          1,368,290
                                                        ----------         ----------
Total liabilities and owners' equity                    $2,985,212         $2,933,371
                                                        ==========         ==========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                    (UNAUDITED AND IN THOUSANDS)

                                                              THREE               THREE
                                                           MONTHS ENDED       MONTHS ENDED
                                                          MARCH 31, 1999     MARCH 31, 1998
                                                          ---------------    --------------
REVENUE
Rental                                                       $    81,468        $  61,015
Operating expense reimbursement                                   29,523           20,250
Management fees                                                      150              147
Gain on sale                                                       1,269                -
Interest and other                                                 1,079            1,207
                                                             -----------        ---------
Total revenue                                                    113,489           82,619
                                                             -----------        ---------

OPERATING EXPENSES
Rental property expenses                                          21,193           14,916
Real estate taxes                                                  9,777            7,019
General and administrative                                         3,985            3,350
Depreciation and amortization                                     20,143           14,219
                                                             -----------        ---------
Total operating expenses                                          55,098           39,504
                                                             -----------        ---------
Operating income                                                  58,391           43,115

Interest expense                                                  23,753           16,566
                                                             -----------        ---------
Net income                                                        34,638           26,549

Net income allocated to general partner - preferred units          2,750            2,750
                                                             -----------        ---------
Net income available to partners - common interest           $    31,888        $  23,799
                                                             ===========        =========
Net income allocated to general partner - common units       $     2,210        $   1,809
                                                             ===========        =========
Net income allocated to limited partners                     $    29,678        $  21,990
                                                             ===========        =========

See accompanying notes.

             CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                       (UNAUDITED AND IN THOUSANDS)

                                                               THREE              THREE
                                                            MONTHS ENDED       MONTHS ENDED
                                                           MARCH 31, 1999     MARCH 31, 1998
                                                           --------------     --------------

OPERATING ACTIVITIES
Net income                                                    $  34,638         $  26,549
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                20,143            14,219
    Amortization of deferred financing costs                      1,152             1,103
    Gain on sale                                                 (1,269)                -
    Noncash compensation                                          1,309               793
    Changes in operating assets and liabilities:
      Accounts receivable                                         5,512               115
      Prepaid expenses and other assets                           3,590            (1,126)
      Accounts payable                                            5,435             3,099
      Accrued interest                                           (9,572)           (2,784)
      Other liabilities                                          (7,930)            7,123
                                                             ----------         ---------
Net cash provided by operating activities                        53,008            49,091
                                                             ----------         ---------
INVESTING ACTIVITIES
    Investment in properties                                    (32,921)         (248,417)
    Proceeds from disposition of properties                      12,920                 -
    Investment in development in progress                       (50,992)          (68,249)
    Investment in land held for development                      (5,654)          (11,879)
    Increase in deferred leasing costs                           (3,288)           (2,195)
                                                             ----------          ---------
Net cash used in investing activities                           (79,935)         (330,740)
                                                             ----------          ---------

FINANCING ACTIVITIES
    Proceeds from issuance of unsecured notes                   135,000           175,000
    Repayments of mortgage loans                                 (5,538)           (1,271)
    Proceeds from credit facility                                36,000           229,000
    Repayments on credit facility                              (103,000)         (216,000)
    (Increase) decrease in deferred financing costs                (808)              576
    Capital contributions                                           284           103,438
    Distributions to partners                                   (34,676)          (27,054)
                                                             ----------          ---------
Net cash provided by financing activities                        27,262           263,689

Increase (decrease) in cash and cash equivalents                    335           (17,960)

Cash and cash equivalents at beginning of period                 14,391            55,079
                                                             ----------          ---------
Cash and cash equivalents at end of period                  $    14,726         $  37,119
                                                             ==========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                            $         -         $      20
Acquisition of properties                                             -           (14,612)
Assumption of mortgage loans                                          -            14,381
Issuance of operating partnership units                               -               231
Conversion of convertible debentures                              4,674             2,212
                                                             ==========          =========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentations.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partneship, with a combined equity interest in the Operating Partnership of 93.1% at March 31, 1999. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

On January 15, 1999, the Company closed on a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

On April 20, 1999, the Company sold $250 million principal amount of 7.75% notes due 2009. The aggregate net proceeds from such issuance was approximately $246.0 million.

NOTE 3 - SEGMENT INFORMATION
----------------------------

Liberty Property Trust operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey/Delaware; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom. The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

The Company evaluates performance of the reportable segments based on property-level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------------------------------------------------------------------
                                      New
                            SE      Jersey/   Lehigh                The
                         Pennsyl.  Delaware   Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $ 26,808  $ 11,655  $ 10,739  $  9,978  $  9,510     $  9,881    $ 11,686   $ 20,734  $110,991
Rental operating
 expenses and real
 estate taxes                7,850     3,472     2,377     2,264     2,724        2,296       3,737      6,250    30,970
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income           18,958     8,183     8,362     7,714     6,786        7,585       7,949     14,484    80,021

Other income/
 expenses, net                                                                                                    45,383
                                                                                                                --------
Net income                                                                                                        34,638

Net income allocated to general partner - preferred units                                                          2,750
                                                                                                                --------
Net income allocated to partners - common interest                                                              $ 31,888
                                                                                                                ========
Net income allocated to general partner - common units                                                          $  2,210
                                                                                                                ========
Net income allocated to limited partners                                                                        $ 29,678
                                                                                                                ========

FOR THE THREE MONTHS ENDED MARCH 31, 1998
-----------------------------------------------------------------------------------------------------
                                      New
                            SE      Jersey/   Lehigh                The
                         Pennsyl.  Delaware   Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $ 22,720  $  7,596  $  8,851  $  7,967  $  6,329     $  7,927    $  7,932   $ 11,943  $ 81,265
Rental operating
 expenses and real
 estate taxes                6,621     2,184     1,743     1,695     1,700        1,744       2,751      3,497    21,935
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income           16,099     5,412     7,108     6,272     4,629        6,183       5,181      8,446    59,330

Other income/
 expenses, net                                                                                                    32,781
                                                                                                                --------
Net income                                                                                                        26,549

Net income allocated to general partner - preferred units                                                          2,750
                                                                                                                --------
Net income allocated to partners - common interest                                                              $ 23,799
                                                                                                                ========
Net income allocated to general partner - common units                                                          $  1,809
                                                                                                                ========
Net income allocated to limited partners                                                                        $ 21,990
                                                                                                                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the three month periods ended March 31, 1999 and 1998 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial
Statements, respectively.

In 1999, the Company continued to pursue development and acquisition opportunities and continued to focus on increasing the cash flow from its Properties in Operation by increasing property occupancy and increasing rental rates.

The composition of the Company's properties in operation as of March 31, 1999 and 1998 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                   MARCH 31,             MARCH 31,              MARCH 31,
TYPE                            1999      1998         1999     1998          1999     1998
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution      19,244    15,644       42.7%    43.2%         95.7%     94.6%
Industrial - Flex              13,213    10,108       29.4%    28.0%         93.8%     94.7%
Office                         12,561    10,398       27.9%    28.8%         94.2%     95.4%
                               ------    ------      -------  -------       -------   -------
Total                          45,018    36,150      100.0%   100.0%         94.7%     94.9%
                               ======    ======      ======   ======        ======    ======

The expiring square feet and annual base rent by year for the properties in operation as of March 31, 1999 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
1999            2,366    $10,648       2,041   $ 14,683      1,598   $ 16,403      6,005   $ 41,734
2000            2,063      9,295       2,267     16,755      1,934     24,108      6,264     50,158
2001            2,904     13,093       2,101     14,680      1,543     19,247      6,548     47,020
2002            3,209     13,397       1,574     11,898      1,126     13,730      5,909     39,025
2003            1,852      8,882       1,903     17,567      1,139     15,435      4,894     41,884
2004            1,248      6,081         564      5,197        565      8,212      2,377     19,490
Thereafter      4,775     23,667       1,948     20,234      3,922     56,999     10,645    100,900
               ------    -------      ------   --------     ------   --------     ------   --------
Total          18,417    $85,063      12,398   $101,014     11,827   $154,134     42,642   $340,211
               ======    =======      ======   ========     ======   ========     ======   ========

The scheduled deliveries of the 3.3 million square feet of properties under development as of March 31, 1999 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      MARCH 31, 1999      TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
2nd Quarter 1999           697      81      456   1,234            91.4%           $ 90,618
3rd Quarter 1999           250     123      255     628            92.2%             49,347
4th Quarter 1999           170       -      435     605            53.1%             81,635
1st Quarter 2000             -       -      191     191            91.9%             24,530
Thereafter                   -     188      503     691            24.9%             76,061
                        ------  ------  -------  ------           ------          ----------
Total                    1,117     392    1,840   3,349            70.9%           $322,191
                         =====   =====   ======   =====           ======          ==========

RESULTS OF OPERATIONS
---------------------

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 1999 (unaudited) with the results of operations of the Company for the three months ended March 31, 1998 (unaudited). As a result of the significant level of acquisition and development activities by the Company in 1999 and 1998, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three months ended March 31, 1999 compared to the three months ended March 31, 1998.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $113.5 million from $82.6 million for the three months ended March 31, 1999 compared to 1998. These increases are primarily due to the increase in the number of properties in operation during the respective periods. As of March 31, 1998, the Company had 496 properties in operation and, as of March 31, 1999, the Company had 625 properties in operation. From January 1, 1998 through March 31, 1998, the Company acquired or completed the development on 26 properties, for a Total Investment (as defined below) of approximately $158.9 million.
From January 1, 1999 through March 31, 1999, the Company acquired or completed the development on 19 properties, for a Total Investment of approximately $71.2 million. Furthermore, total revenue increased because the operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 95.3% for the three months ended March 31, 1999 from 92.3% for the three months ended March 31, 1998 due to the increase in occupancy. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Rental property and real estate tax expenses increased to $31.0 million from $21.9 million for the three months ended March 31, 1999 compared to 1998. These increases are due to the increase in the number of properties owned during the respective periods.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 1998) increased to $56.3 million for the three months ended March 31, 1999 from $53.8 million for the three months ended March 31, 1998, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $55.5 million for the three months ended March 31, 1999 from $52.8 million for the three months ended March 31, 1998, without straightlining. These increases of 4.7% and 5.1%, respectively, are due to increases in the rental rates for the properties and increases in occupancy.

Set forth below is a schedule comparing the property-level operating income for the Same Store properties for the three month periods ended March 31, 1999 and 1998 (in thousands).

                                        WITH STRAIGHTLINING           WITHOUT STRAIGHTLINING
                                  ------------------------------  ------------------------------
                                         THREE MONTHS ENDED             THREE MONTHS ENDED
                                  ------------------------------  ------------------------------
                                  MARCH 31, 1999  MARCH 31, 1998  MARCH 31, 1999  MARCH 31, 1998
                                  --------------  --------------  --------------  --------------
Rental Revenue                      $ 57,605        $ 55,441        $ 56,769        $ 54,408
Operating expense reimbursement       20,912          18,293          20,912          18,293
                                    --------        --------        --------        --------
                                      78,517          73,734          77,681          72,701

Rental property expenses              15,477          13,605          15,477          13,605
Real estate taxes                      6,709           6,313           6,709           6,313
                                    --------        --------        --------        --------
Property level operating income     $ 56,331        $ 53,816        $ 55,495        $ 52,783
                                    ========        ========        ========        ========

General and administrative expenses increased to $4.0 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. This increase is somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of properties.

Depreciation and amortization expense increased to $20.1 million for the three months ended March 31, 1999 from $14.2 million for the three months ended March 31, 1998. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased to $23.8 million for the three months ended March 31, 1999 from $16.6 million for the three months ended March 31, 1998. This increase is due to an increase in the average debt outstanding for the respective periods which was $1,452.7 million for the first three months of 1999 and $1,059.5 million for the first three months of 1998. This increase is offset by a decrease in the weighted average interest rates for the periods, to 7.2% for the three months ended March 31, 1999 from 7.4% for the three months ended March 31, 1998.

As a result of the foregoing, the Company's operating income increased to $58.4 million for the three months ended March 31, 1999 from $43.1 million for the three months ended March 31, 1998. In addition, income before minority interest for the three months increased to $34.6 million for the three months ended March 31, 1999 from $26.5 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and cash equivalents of $14.7 million.

Net cash flow provided by operating activities increased to $53.0 million for the three months ended March 31, 1999 from $49.1 million for the three months ended March 31, 1998. This $3.9 million increase was primarily due to the cash provided by the additional Operating Properties in service during the latter period.

Net cash used in investing activities decreased to $79.9 million for the three months ended March 31, 1999 from $330.7 million for the three months ended March 31, 1998. This decrease primarily resulted from decreased acquisition activity in 1999, and an increase in property dispositions.

Net cash provided by financing activities decreased to $27.3 million for the three months ended March 31, 1999 from $263.7 million for the three months ended March 31, 1998. This decrease is due to a decrease in the Company's financing requirements consistent with its decrease in investment activities.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed development with long-term capital sources. These activities may be funded on a temporary basis through its $325.0 million unsecured line of credit (the "Credit Facility"), which matures May 2000.

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's and S&P. Moody's and S&P have assigned senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over LIBOR.

As of March 31, 1999, $407.7 million in mortgage loans, $645.0 million in unsecured notes and $135.0 million in an unsecured term loan were outstanding. The interest rates on $1,036.2 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $151.5 million of mortgage loans and the unsecured term loan float with LIBOR, prime or a municipal bond index, $10.0 million of which is subject to certain caps. The weighted average remaining term for the mortgage loans, unsecured notes and the unsecured term loan is 7.5 years. The scheduled maturities of principal amortization of the Company's mortgage loans, unsecured notes and the unsecured term loan outstanding and the related weighted average interest rates are as follows (in thousands):

                     MORTGAGES            UNSECURED                        WEIGHTED
            --------------------------    NOTES AND                        AVERAGE
            AMORTIZATION    MATURITIES    TERM LOAN         TOTAL       INTEREST RATE
            ------------    ----------    ---------       ----------    --------------
1999          $  6,676       $ 16,412     $       -       $   23,088          6.7%
2000             9,228         26,521             -           35,749          8.4%
2001             8,860         23,298       135,000          167,158          6.5%
2002             7,676              -       100,000          107,676          6.7%
2003             7,621         26,606        50,000           84,227          7.3%
2004             7,661         15,911       100,000          123,572          7.0%
2005             6,847         99,018             -          105,865          7.6%
2006             5,544         30,078       100,000          135,622          7.2%
2007             5,133              -       100,000          105,133          7.3%
2008             4,868         28,835             -           33,703          7.2%
2009             2,587         42,096        20,000           64,683          8.1%
2010             1,608              -             -            1,608          7.8%
2011             1,737              -             -            1,737          7.8%
2012               882         17,674             -           18,556          7.7%
2013               641          1,571        75,000 (1)       77,212          6.4%
2014               468              -             -              468          7.7%
2015               505              -             -              505          7.7%
2016               546              -             -              546          7.7%
2017               578              -             -              578          7.7%
2018                 -              -       100,000          100,000          7.5%
             ---------      ---------    ----------      -----------       -------
              $ 79,666       $328,020     $ 780,000      $ 1,187,686          7.1%
             =========      =========    ==========      ===========       =======

(1)  Callable 2003.

On April 20, 1999, the Company sold $250 million principal amount of 7.75% notes due 2009. The aggregate net proceeds from such issuance was approximately $246.0 million.

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

On January 15, 1999, the Company closed a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

On April 20, 1999, the Company sold $250 million principal amount of 7.75% notes due 2009. The aggregate net proceeds from such issuance was approximately $246.0 million.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of May 1, 1999, the Company had the capacity pursuant to the Shelf Registration Statement to issue $696.4 million in equity securities and the Operating Partnership has the capacity to issue $108.0 million in debt securities.

Calculation of Funds from Operations

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income or loss after preferred distributions (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and minority interest and excluding significant nonrecurring events that materially distort the comparative measurement of the Company's performance over time. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three months ended March 31, 1999 and March 31, 1998 are as follows (in thousands):

                                               THREE MONTHS ENDED
                                                 (IN THOUSANDS)
                                             ----------------------
                                             MARCH 31,   MARCH 31,
                                                1999       1998
                                             ----------  ----------
Income available to common shareholders       $ 29,678    $ 21,990
Add back:
  Minority interest                              2,210       1,809
  Depreciation and amortization                 19,834      14,080
  Gain on sale                                  (1,269)          -
                                              ========    ========
Funds from operations                         $ 50,453    $ 37,879
                                              ========    ========

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

      PHASE 2 Identification and prioritization of the critical systems from the systems inventory compiled in Phase 1 and inquiries of third parties with whom the Company does significant business (i.e., vendors, service providers and certain tenants) as to the state of their Year 2000 readiness.

      PHASE 3   Analysis of critical systems to determine which systems
are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.

      PHASE 4   Repair or replace noncompliant systems and testing of
critical systems.

Status

The Company's property management and accounting system uses four-digit year fields and consequently is believed to be Year 2000 compliant.

Phases 1, 2, and 3 are substantially complete but for the process of making inquiries of significant third parties as to their Year 2000 readiness, which is currently ongoing.

Phase 4 is ongoing and will continue through the first half of calendar 1999. It is the Company's goal to have this project completed by mid-1999. Based upon the analysis conducted to date, the Company believes the major critical systems at the Company's properties are currently compliant or will be compliant by mid-1999.

Costs

The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be in the range of $200,000-$300,000. The majority of this cost relates to repairing certain software, testing systems and retrofitting or replacing energy management systems at certain of the properties. The cost for the replacement of the equipment and the software will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will write off the cost incurred. This write-off is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

Risks Associated with the Year 2000 Problem

The Company utilizes computer systems in many aspects of its business. As noted, the Company's property management and accounting systems use four-digit year fields and are believed to be Year 2000 compliant. Additionally, with respect to the hardware and software systems utilized by the Company in its management information systems, the Company's assessment to date indicates that these systems are Year 2000 compliant or can readily be made Year 2000 compliant on a stand-alone basis. Testing of this preliminary assessment and of the operation of these systems together is ongoing.

The Company's also utilizes microprocessors which are imbedded in systems which are part of the building operations (e.g., a microprocessors contained within the buildings' energy management systems or fire and life safety systems). In particular, Year 2000 problems in the HVAC, elevator, security or other such systems at the properties could disrupt operations at the affected properties. The properties generally consist of suburban office and industrial properties. The properties are also principally single-story and low-rise buildings. The Company has reviewed its building operating systems on a building-by-building basis. At this point, based on the status of its assessment, the Company does not believe a material number of these systems will be non-compliant. Additionally, many of these systems, which operate automatically, can be operated manually and consequently in the event these systems experience a failure as a result of the Year 2000 problem, the disruption caused by such failure should not be material to the Company's operations.

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

In addition, the Company is exposed to the risk that one or more of its tenants could experience Year 2000 problems that impact the ability of such tenant to pay its rent to the Company in a timely fashion. The Company does not believe that such a problem is likely to affect enough tenants to pose a material problem for the Company. To date, the Company is not aware of any tenant Year 2000 issue that would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its tenants will be Year 2000 ready. The inability of tenants to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect of non-compliance by tenants is not determinable at this time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for 1998.

PART II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             4   Third Supplemental Indenture, dated as of April 20,
1999, between the Operating Partnership, as Issuer, and The First National Bank of Chicago, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago, as Trustee, and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership.

             27  Financial Data Schedule (EDGAR VERSION ONLY)

         b.  Reports on Form 8-K

             None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ JOSEPH P. DENNY                           May 11, 1999
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   May 11, 1999
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ JOSEPH P. DENNY                           May 11, 1999
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   May 11, 1999
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------        -----------------------------------------------------


4 Third Supplemental Indenture, dated as of April 20, 1999 between the Operating Partnership, as Issuer, and The First National Bank of Chicago, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago, as Trustee, and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership.

27                 Financial Data Schedule (EDGAR VERSION ONLY)