Form 10-Q
period 1999-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1999-08-06
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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

On August 5, 1999, 66,686,706 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1999

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at June 30, 1999 and December 31, 1998.               4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended June
          30, 1999 and June 30, 1998.                                 5

          Consolidated statements of operations of Liberty
          Property Trust for the six months ended June
          30, 1999 and June 30, 1998.                                 6

          Consolidated statements of cash flows of Liberty
          Property Trust for the six months ended June
          30, 1999 and June 30, 1998.                                 7

          Notes to consolidated financial statements for
          Liberty Property Trust.                                     8

          Consolidated balance sheets of Liberty Property
          Limited Partnership at June 30, 1999 and
          December 31, 1998.                                         12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended June 30, 1999 and June 30, 1998.                     13

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the six months
          ended June 30, 1999 and June 30, 1998.                     14

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the six months
          ended June 30, 1999 and June 30, 1998.                     15

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                      16

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       19

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                       27

Part II.  Other Information
---------------------------

Signatures                                                           30

Exhibit Index                                                        31

-----------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contain statements that are or will be forward-looking, such as statements relating to acquisitions, dispositions and other business development and development activities, future capital expenditures, the costs and risks associated with the Year 2000 issue, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company"). These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to acquisition, construction and development activities, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, the potential adverse impact of market interest rates on the market price for the Company's securities and risks relating to the Year 2000 issue.

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      JUNE 30, 1999      DECEMBER 31, 1998
                                                    ------------------   -----------------
                                                          (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  394,392          $  366,853
  Buildings and improvements                                2,494,110           2,378,272
  Less accumulated depreciation                              (238,883)           (209,023)
                                                           ----------          ----------
Operating real estate                                       2,649,619           2,536,102

  Development in progress                                     183,716             207,563
  Land held for development                                    87,479              75,454
                                                           ----------          ----------
Net real estate                                             2,920,814           2,819,119

Cash and cash equivalents                                      33,555              14,391
Accounts receivable                                             5,780              15,391
Deferred financing and leasing costs,
  net of accumulated amortization
  (1999, $54,979; 1998, $49,390)                               45,298              39,475
Prepaid expenses and other assets                              36,958              44,995
                                                           ----------          ----------
Total assets                                               $3,042,405          $2,933,371
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  386,150          $  413,224
Unsecured notes                                             1,030,000             645,000
Credit facility                                                     -             264,000
Convertible debentures                                         96,729             101,619
Accounts payable                                               24,125              20,216
Accrued interest                                               22,728              18,263
Dividend payable                                               33,907              33,734
Other liabilities                                              61,964              69,025
                                                           ----------          ----------
Total liabilities                                           1,655,603           1,565,081

Minority interest                                              95,967             101,254

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized, issued and outstanding as of
  June 30, 1999 and December 31, 1998                         120,814             120,814
Common shares of beneficial interest, $.001
  par value, 200,000,000 shares authorized,
  66,340,165 and 65,645,340 shares issued
  and outstanding as of June 30, 1999
  and December 31, 1998, respectively                              66                  66
Additional paid-in capital                                  1,182,433           1,168,663
Unearned compensation                                          (1,026)               (562)
Dividends in excess of net income                             (11,452)            (21,945)
                                                           ----------         -----------
Total shareholders' equity                                  1,290,835           1,267,036
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $3,042,405          $2,933,371
                                                           ==========         ===========

See accompanying notes.

           CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE                  THREE
                                                       MONTHS ENDED           MONTHS ENDED
                                                      JUNE 30, 1999          JUNE 30, 1998
                                                      --------------         --------------
REVENUE
Rental                                                  $  84,250             $  68,018
Operating expense reimbursement                            29,510                23,124
Management fees                                               150                   150
Gain (loss) on sale                                        11,942                (1,048)
Interest and other                                          1,290                 1,164
                                                        ---------             ---------
Total revenue                                             127,142                91,408
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   20,641                16,723
Real estate taxes                                          10,048                 7,518
General and administrative                                  3,931                 3,697
Depreciation and amortization                              20,437                16,520
                                                        ---------             ---------
Total operating expenses                                   55,057                44,458
                                                        ---------             ---------

Operating income                                           72,085                46,950

Interest expense                                           25,822                18,853
                                                        ---------             ---------

Income before minority interest                            46,263                28,097

Minority interest                                           3,011                 2,061
                                                        ---------             ---------
Net income                                                 43,252                26,036

Preferred distributions                                     2,750                 2,750
                                                        ---------             ---------
Income available to common shareholders                 $  40,502             $  23,286
                                                        =========             =========

Income per common share - basic                         $    0.61             $    0.39
                                                        =========             =========

Income per common share - diluted                       $    0.60             $    0.39
                                                        =========             =========

Distributions declared per common share                 $    0.45             $    0.42
                                                        =========             =========
Weighted average number of common shares
  outstanding - basic                                      66,308                59,715
                                                        =========             =========
Weighted average number of common shares
  outstanding - diluted                                    71,412                60,049
                                                        =========             =========

See accompanying notes.

            CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           SIX                    SIX
                                                       MONTHS ENDED           MONTHS ENDED
                                                      JUNE 30, 1999          JUNE 30, 1998
                                                      --------------         --------------
REVENUE
Rental                                                  $165,718              $129,033
Operating expense reimbursement                           59,033                43,374
Management fees                                              300                   297
Gain (loss) on sale                                       13,211                (1,048)
Interest and other                                         2,369                 2,371
                                                        ---------             ---------
Total revenue                                            240,631               174,027
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                  41,834                31,639
Real estate taxes                                         19,825                14,537
General and administrative                                 7,916                 7,047
Depreciation and amortization                             40,580                30,739
                                                        ---------             ---------
Total operating expenses                                 110,155                83,962
                                                        ---------             ---------

Operating income                                         130,476                90,065

Interest expense                                          49,575                35,419
                                                        ---------             ---------

Income before minority interest                           80,901                54,646

Minority interest                                          5,221                 3,870
                                                        ---------             ---------
Net income                                                75,680                50,776

Preferred distributions                                    5,500                 5,500
                                                        ---------             ---------
Income available to common shareholders                 $ 70,180              $ 45,276
                                                        =========             =========

Income per common share - basic                         $   1.06              $   0.79
                                                        =========             =========

Income per common share - diluted                       $   1.05              $   0.78
                                                        =========             =========

Distributions declared per common share                 $   0.90              $   0.84
                                                        =========             =========
Weighted average number of common shares
  outstanding - basic                                     66,163                57,509
                                                        =========             =========
Weighted average number of common shares
  outstanding - diluted                                   71,314                57,870
                                                        =========             =========

See accompanying notes.

           CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                              (UNAUDITED AND IN THOUSANDS)

                                                           SIX                   SIX
                                                       MONTHS ENDED          MONTHS ENDED
                                                      JUNE 30, 1999        JUNE 30, 1998
                                                      --------------        --------------
OPERATING ACTIVITIES
Net income                                              $  75,680             $  50,776
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          40,580                30,739
    Amortization of deferred financing costs                3,126                 2,193
    Minority interest in net income                         5,221                 3,870
    (Gain) loss on sale                                   (13,211)                1,048
    Noncash compensation                                    1,495                   996
    Changes in operating assets and liabilities:
      Accounts receivable                                   9,611                (1,016)
      Prepaid expenses and other assets                     7,356                (1,682)
      Accounts payable                                      3,909                 6,656
      Accrued interest                                      4,465                 5,700
      Other liabilities                                    (7,061)                9,278
                                                        ----------            ---------
Net cash provided by operating activities                 131,171               108,558
                                                        ----------            ---------
INVESTING ACTIVITIES
    Investment in properties                              (41,114)             (369,316)
    Proceeds from disposition of properties                62,976                12,753
    Investment in development in progress                (119,035)             (141,995)
    Investment in land held for development               (23,725)              (21,642)
    Increase in deferred leasing costs                     (7,464)               (6,023)
                                                        ----------            ---------
Net cash used in investing activities                    (128,362)             (526,223)
                                                        ----------            ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares             1,054               197,616
    Proceeds from issuance of unsecured notes             385,000               275,000
    Repayments of mortgage loans                          (30,892)              (11,505)
    Proceeds from credit facility                          83,024               421,000
    Repayments on credit facility                        (347,024)             (423,000)
    Increase in deferred financing costs                   (5,264)                 (530)
    Distributions paid on common shares                   (59,373)              (46,008)
    Distributions paid on preferred shares                 (5,500)               (5,500)
    Distributions paid on units                            (4,670)               (4,145)
                                                        ----------            ---------
Net cash provided by financing activities                  16,355               402,928

Increase (decrease) in cash and cash equivalents           19,164               (14,737)

Cash and cash equivalents at beginning of period           14,391                55,079
                                                        ----------            ---------
Cash and cash equivalents at end of period              $  33,555             $  40,342
                                                        ==========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $   7,666             $   2,768
Acquisition of properties                                  (3,818)              (82,064)
Assumption of mortgage loans                                3,818                63,918
Issuance of operating partnership units                         -                18,146
Conversion of convertible debentures                        4,779                 3,831
                                                        ==========            =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   JUNE 30, 1999

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

The following table sets forth the computation of basic and diluted income per common share for the three and six month periods ended June 30, 1999 and 1998:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED JUNE 30, 1999                     ENDED JUNE 30, 1998
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 43,252                                 $ 26,036
Less: Preferred
 distributions            2,750                                    2,750
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                40,502       66,308       $  0.61        23,286       59,715       $  0.39
                                                   =======                                  =======
Effect of dilutive
 securities
Options                       -          265                           -          334
Debentures                2,421        4,839                           -            -
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 42,923       71,412       $  0.60      $ 23,286       60,049       $  0.39
                       ========      =======       =======      ========      =======       =======

-8-

                               FOR THE SIX MONTHS                      FOR THE SIX MONTHS
                               ENDED JUNE 30, 1999                     ENDED JUNE 30, 1998
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 75,680                                 $ 50,776
Less: Preferred
 distributions            5,500                                    5,500
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                70,180       66,163       $ 1.06         45,276       57,509       $  0.79
                                                   =======                                  =======
Effect of dilutive
 securities
Options                       -          229                           -          361
Debentures                4,859        4,922                           -            -
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 75,039       71,314       $ 1.05       $ 45,276       57,870       $  0.78
                       ========      =======       =======      ========      =======       =======

Diluted income per common share includes the weighted average common shares, the dilutive effect of the outstanding options, and the dilutive effect of the conversion of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership (the "Convertible Debentures") into common shares.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 93.1% at June 30, 1999. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

On July 28, 1999, the Company completed a private placement of 3.8 million Series B Cumulative Redeemable Preferred Units of the Operating Partnership. The Series B Preferred Units are payable at the rate of 9.25% per annum of the $25 liquidation preference, and are redeemable at the option of the Company at any time on or after July 28, 2004 at $25 per share.

NOTE 3 - SEGMENT INFORMATION
----------------------------

Liberty Property Trust operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others, which includes Maryland; Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom. The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates performance of the reportable segments based on property-level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $29,036   $10,671   $10,883   $ 9,991   $ 9,346      $ 9,941     $12,501    $21,391   $113,760
Rental property
 expenses and
 real estate taxes          7,853     3,131     2,248     1,925     2,677        2,202       4,321      6,332     30,689
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          21,183     7,540     8,635     8,066     6,669        7,739       8,180     15,059     83,071

Other income/
 expenses, net                                                                                                    36,808
                                                                                                                --------
Income before
 minority interest                                                                                                46,263

Minority interest                                                                                                  3,011

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 40,502
                                                                                                                ========

FOR THE THREE MONTHS ENDED JUNE 30, 1998
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $23,059   $ 9,811   $ 9,407   $ 8,705   $ 8,212      $ 9,023     $ 8,943    $13,982   $91,142
Rental property
 expenses and
 real estate taxes          6,230     2,466     1,802     2,042     2,339        2,053       3,136      4,173    24,241
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          16,829     7,345     7,605     6,663     5,873        6,970       5,807      9,809    66,901

Other income/
 expenses, net                                                                                                   38,804
                                                                                                                --------
Income before
 minority interest                                                                                               28,097

Minority interest                                                                                                 2,061

Preferred distributions                                                                                           2,750
                                                                                                                --------
Income available
 to common shareholders                                                                                         $23,286
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $55,844   $22,326   $21,622   $19,969   $18,856      $19,822     $24,187    $42,125   $224,751
Rental property
 expenses and
 real estate taxes         15,703     6,603     4,625     4,189     5,401        4,498       8,058     12,582     61,659
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          40,141    15,723    16,997    15,780    13,455       15,324      16,129     29,543    163,092

Other income/
 expenses, net                                                                                                    82,191
                                                                                                                --------
Income before
 minority interest                                                                                                80,901

Minority interest                                                                                                  5,221

Preferred distributions                                                                                            5,500
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 70,180
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 1998
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $45,779   $17,407   $18,258   $16,672   $14,541      $16,950     $16,875    $25,925   $172,407
Rental property
 expenses and
 real estate taxes         12,851     4,650     3,545     3,737     4,039        3,797       5,887      7,670     46,176
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          32,928    12,757    14,713    12,935    10,502       13,153      10,988     18,255    126,231

Other income/
 expenses, net                                                                                                    71,585
                                                                                                                --------
Income before
 minority interest                                                                                                54,646

Minority interest                                                                                                  3,870

Preferred distributions                                                                                            5,500
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 45,276
                                                                                                                ========

       CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                (IN THOUSANDS)

                                                     JUNE 30, 1999     DECEMBER 31, 1998
                                                    ----------------    -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  394,392         $  366,853
  Buildings and improvements                             2,494,110          2,378,272
  Less accumulated depreciation                           (238,883)          (209,023)
                                                        ----------         ----------

Operating real estate                                    2,649,619          2,536,102

  Development in progress                                  183,716            207,563
  Land held for development                                 87,479             75,454
                                                        ----------         ----------
Net real estate                                          2,920,814          2,819,119

Cash and cash equivalents                                   33,555             14,391
Accounts receivable                                          5,780             15,391
Deferred financing and leasing costs,
  net of accumulated amortization
  (1999, $54,979; 1998, $49,390)                            45,298             39,475
Prepaid expenses and other assets                           36,958             44,995
                                                        ----------         ----------
Total assets                                            $3,042,405         $2,933,371
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  386,150         $  413,224
Unsecured notes                                          1,030,000            645,000
Credit facility                                                  -            264,000
Convertible debentures                                      96,729            101,619
Accounts payable                                            24,125             20,216
Accrued interest                                            22,728             18,263
Dividend payable                                            33,907             33,734
Other liabilities                                           61,964             69,025
                                                        ----------         ----------
Total liabilities                                        1,655,603          1,565,081

OWNERS' EQUITY
General partner's equity-preferred units                   120,814            120,814
                        -common units                    1,170,021          1,146,222
Limited partners' equity                                    95,967            101,254
                                                        ----------         ----------
Total owners' equity                                     1,386,802          1,368,290
                                                        ----------         ----------
Total liabilities and owners' equity                    $3,042,405         $2,933,371
                                                        ==========         ==========

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                            (UNAUDITED AND IN THOUSANDS)

                                                              THREE               THREE
                                                           MONTHS ENDED       MONTHS ENDED
                                                           JUNE 30, 1999      JUNE 30, 1998
                                                          ---------------    --------------
REVENUE
Rental                                                       $  84,250          $  68,018
Operating expense reimbursement                                 29,510             23,124
Management fees                                                    150                150
Gain (loss) on sale                                             11,942             (1,048)
Interest and other                                               1,290              1,164
                                                             -----------        ---------
Total revenue                                                  127,142             91,408
                                                             -----------        ---------

OPERATING EXPENSES
Rental property expenses                                        20,641             16,723
Real estate taxes                                               10,048              7,518
General and administrative                                       3,931              3,697
Depreciation and amortization                                   20,437             16,520
                                                             -----------        ---------
Total operating expenses                                        55,057             44,458
                                                             -----------        ---------
Operating income                                                72,085             46,950

Interest expense                                                25,822             18,853
                                                             -----------        ---------
Net income                                                      46,263             28,097

Net income allocated to general partner - preferred units        2,750              2,750
                                                             -----------        ---------
Net income available to partners - common interest           $  43,513          $  25,347
                                                             ===========        =========
Net income allocated to general partner - common units       $  40,502          $  23,286
                                                             ===========        =========
Net income allocated to limited partners                     $   3,011          $   2,061
                                                             ===========        =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                            (UNAUDITED AND IN THOUSANDS)

                                                               SIX                SIX
                                                           MONTHS ENDED      MONTHS ENDED
                                                           JUNE 30, 1999     JUNE 30, 1998
                                                          ---------------    -------------
REVENUE
Rental                                                       $165,718           $129,033
Operating expense reimbursement                                59,033             43,374
Management fees                                                   300                297
Gain (loss) on sale                                            13,211             (1,048)
Interest and other                                              2,369              2,371
                                                             -----------        ---------
Total revenue                                                 240,631            174,027
                                                             -----------        ---------

OPERATING EXPENSES
Rental property expenses                                       41,834             31,639
Real estate taxes                                              19,825             14,537
General and administrative                                      7,916              7,047
Depreciation and amortization                                  40,580             30,739
                                                             -----------        ---------
Total operating expenses                                      110,155             83,962
                                                             -----------        ---------
Operating income                                              130,476             90,065

Interest expense                                               49,575             35,419
                                                             -----------        ---------
Net income                                                     80,901             54,646

Net income allocated to general partner - preferred units       5,500              5,500
                                                             -----------        ---------
Net income available to partners - common interest           $ 75,401           $ 49,146
                                                             ===========        =========
Net income allocated to general partner - common units       $ 70,180           $ 45,276
                                                             ===========        =========
Net income allocated to limited partners                     $  5,221           $  3,870
                                                             ===========        =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                          (UNAUDITED AND IN THOUSANDS)

                                                                SIX                SIX
                                                            MONTHS ENDED       MONTHS ENDED
                                                           JUNE 30, 1999      JUNE 30, 1998
                                                           --------------     --------------

OPERATING ACTIVITIES
Net income                                                    $  80,901         $  54,646
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                40,580            30,739
    Amortization of deferred financing costs                      3,126             2,193
    Gain (loss) on sale                                         (13,211)            1,048
    Noncash compensation                                          1,495               996
    Changes in operating assets and liabilities:
      Accounts receivable                                         9,611            (1,016)
      Prepaid expenses and other assets                           7,356            (1,682)
      Accounts payable                                            3,909             6,656
      Accrued interest                                            4,465             5,700
      Other liabilities                                          (7,061)            9,278
                                                             ----------         ---------
Net cash provided by operating activities                       131,171           108,558
                                                             ----------         ---------
INVESTING ACTIVITIES
    Investment in properties                                    (41,114)         (369,316)
    Proceeds from disposition of properties                      62,976            12,753
    Investment in development in progress                      (119,035)         (141,995)
    Investment in land held for development                     (23,725)          (21,642)
    Increase in deferred leasing costs                           (7,464)           (6,023)
                                                             ----------          ---------
Net cash used in investing activities                          (128,362)         (526,223)
                                                             ----------          ---------

FINANCING ACTIVITIES
    Proceeds from issuance of unsecured notes                   385,000           275,000
    Repayments of mortgage loans                                (30,892)          (11,505)
    Proceeds from credit facility                                83,024           421,000
    Repayments on credit facility                              (347,024)         (423,000)
    Increase in deferred financing costs                         (5,264)             (530)
    Capital contributions                                         1,054           197,616
    Distributions to partners                                   (69,543)          (55,653)
                                                             ----------          ---------
Net cash provided by financing activities                        16,355           402,928

Increase (decrease) in cash and cash equivalents                 19,164           (14,737)

Cash and cash equivalents at beginning of period                 14,391            55,079
                                                             ----------          ---------
Cash and cash equivalents at end of period                    $  33,555          $ 40,342
                                                             ==========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                              $   7,666          $  2,768
Acquisition of properties                                        (3,818)          (82,064)
Assumption of mortgage loans                                      3,818            63,918
Issuance of operating partnership units                               -            18,146
Conversion of convertible debentures                              4,779             3,831
                                                             ==========          =========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1999

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined equity interest in the Operating Partnership of 93.1% at June 30, 1999. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

On July 28, 1999, the Company completed a private placement of 3.8 million Series B Cumulative Redeemable Preferred Units of the Operating Partnership. The Series B Preferred Units are payable at the rate of 9.25% per annum of the $25 liquidation preference, and are redeemable at the option of the Company at any time on or after July 28, 2004 at $25 per share.

NOTE 3 - SEGMENT INFORMATION
----------------------------

Liberty Property Limited Partnership operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others which includes Maryland; Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom. The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

The Company evaluates performance of the reportable segments based on property-level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $29,036   $10,671   $10,883   $ 9,991   $ 9,346      $ 9,941     $12,501    $21,391   $113,760
Rental property
 expenses and
 real estate taxes          7,853     3,131     2,248     1,925     2,677        2,202       4,321      6,332     30,689
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          21,183     7,540     8,635     8,066     6,669        7,739       8,180     15,059     83,071

Other income/
 expenses, net                                                                                                    36,808
                                                                                                                --------
Net income                                                                                                        46,263

Net income allocated to general partner - preferred units                                                          2,750
                                                                                                                --------
Net income allocated to partners - common interest                                                              $ 43,513
                                                                                                                ========
Net income allocated to general partner - common units                                                          $ 40,502
                                                                                                                ========
Net income allocated to limited partners                                                                        $  3,011
                                                                                                                ========

FOR THE THREE MONTHS ENDED JUNE 30, 1998
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real-estate
 related revenues        $23,059   $ 9,811   $ 9,407   $ 8,705   $ 8,212      $ 9,023     $ 8,943    $13,982   $91,142
Rental property
 expenses and
 real estate taxes         6,230     2,466     1,802     2,042     2,339        2,053       3,136      4,173    24,241
                         --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income         16,829     7,345     7,605     6,663     5,873        6,970       5,807      9,809    66,901

Other income/
 expenses, net                                                                                                  38,804
                                                                                                               --------
Net income                                                                                                      28,097

Net income allocated to general partner - preferred units                                                        2,750
                                                                                                               --------
Net income allocated to partners - common interest                                                             $25,347
                                                                                                               ========
Net income allocated to general partner - common units                                                         $23,286
                                                                                                               ========
Net income allocated to limited partners                                                                       $ 2,061
                                                                                                               ========

FOR THE SIX MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $55,844   $22,326   $21,622   $19,969   $18,856      $19,822     $24,187    $42,125   $224,751
Rental property
 expenses and
 real estate taxes         15,703     6,603     4,625     4,189     5,401        4,498       8,058     12,582     61,659
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          40,141    15,723    16,997    15,780    13,455       15,324      16,129     29,543    163,092

Other income/
 expenses, net                                                                                                    82,191
                                                                                                                --------
Net income                                                                                                        80,901

Net income allocated to general partner - preferred units                                                          5,500
                                                                                                                --------
Net income allocated to partners - common interest                                                              $ 75,401
                                                                                                                ========
Net income allocated to general partner - common units                                                          $ 70,180
                                                                                                                ========
Net income allocated to limited partners                                                                        $  5,221
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $45,779   $17,407   $18,258   $16,672   $14,541      $16,950     $16,875    $25,925   $172,407
Rental property
 expenses and
 real estate taxes         12,851     4,650     3,545     3,737     4,039        3,797       5,887      7,670     46,176
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          32,928    12,757    14,713    12,935    10,502       13,153      10,988     18,255    126,231

Other income/
 expenses, net                                                                                                    71,585
                                                                                                                --------
Net income                                                                                                        54,646

Net income allocated to general partner - preferred units                                                          5,500
                                                                                                                --------
Net income allocated to partners - common interest                                                              $ 49,146
                                                                                                                ========
Net income allocated to general partner - common units                                                          $ 45,276
                                                                                                                ========
Net income allocated to limited partners                                                                        $  3,870
                                                                                                                ========

-18-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the three and six month periods ended June 30, 1999 and 1998 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements, respectively.

In 1999, the Company has continued to pursue development and acquisition opportunities and has continued to focus on increasing the cash flow from its Properties in Operation by increasing property occupancy and increasing rental rates.

The composition of the Company's properties in operation as of June 30, 1999 and 1998 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                   JUNE 30,              JUNE 30,               JUNE 30,
TYPE                            1999      1998         1999     1998          1999     1998
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution      19,228    17,556       42.2%    44.5%         94.8%     95.2%
Industrial - Flex              13,032    10,934       28.6%    27.7%         94.6%     93.5%
Office                         13,267    10,990       29.2%    27.8%         93.5%     96.3%
                               -------   ------      -------  -------       -------   -------
Total                          45,527    39,480      100.0%   100.0%         94.4%     95.0%
                               ======    ======      ======   ======        ======    ======

The expiring square feet and annual base rent by year for the properties in operation as of June 30, 1999 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
1999            1,575    $ 7,278      1,448    $ 10,528     1,207    $ 12,826     4,230    $ 30,632
2000            1,725      7,893      2,442      18,188     1,908      23,367     6,075      49,448
2001            2,925     13,118      2,086      14,680     1,552      19,835     6,563      47,633
2002            3,398     14,406      1,633      12,779     1,251      15,130     6,282      42,315
2003            1,687      7,861      1,930      17,910     1,240      16,698     4,857      42,469
2004            1,347      6,542        878       8,328       888      12,860     3,113      27,730
Thereafter      5,569     27,982      1,915      20,798     4,363      64,838    11,847     113,618
               ------    -------     ------   ---------    ------   ---------    ------    --------
Total          18,226    $85,080     12,332    $103,211    12,409    $165,554    42,967    $353,845
               ======    =======     ======   =========    ======   =========    ======    ========

The scheduled deliveries of the 2.8 million square feet of properties under development as of June 30, 1999 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      JUNE 30, 1999      TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
3rd Quarter 1999           250     157      187     594            91.3%           $ 38,833
4th Quarter 1999           171       -      517     688            78.7%             90,068
1st Quarter 2000             -       -      297     297           100.0%             39,775
2nd Quarter 2000             -      99      154     253            21.4%             28,449
Thereafter                 522      85      339     946            13.4%             64,780
                        ------  ------  -------  ------           ------          ----------
Total                      943     341    1,494   2,778            56.2%           $261,905
                        ======  ======  =======  ======           ======          ==========

RESULTS OF OPERATIONS
---------------------

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 1999 (unaudited) with the results of operations of the Company for the three and six months ended June 30, 1998 (unaudited). As a result of the significant level of acquisition, disposition and development activities by the Company in 1999 and 1998, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $127.1 million from $91.4 million for the three months ended June 30, 1999 compared to 1998, and increased to $240.6 million from $174.0 million for the six months ended June 30, 1999 compared to 1998. These increases are primarily due to the increase in the number of properties in operation during the respective periods. As of June 30, 1998, the Company had 540 properties in operation and, as of June 30, 1999, the Company had 627 properties in operation. From January 1, 1998 through March 31, 1998, and from April 1, 1998 through June 30, 1998, the Company acquired or completed the development on 55 properties and 48 properties, respectively, for Total Investments (as defined below) of approximately $301.6 million and $224.8 million, respectively. From January 1, 1999 through March 31, 1999, and from April 1, 1999 through June 30, 1999, the Company acquired or completed the development on 19 properties and 15 properties, respectively, for Total Investments of approximately $71.2 million and $120.0 million, respectively. Offsetting the increases in the number of properties acquired and developed and the related Total Investments during the periods were property dispositions. From January 1, 1998 through March 31, 1998, the Company did not sell any properties. From April 1, 1998 through June 30, 1998, the Company sold 5 properties for net proceeds of approximately $11.7 million. From January 1, 1999 through March 31, 1999, and from April 1, 1999 through June 30,

1999, the Company sold 2 and 14 properties, respectively, for net proceeds of approximately $8.7 million and $51.3 million, respectively. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Rental property and real estate tax expenses increased to $30.7 million from $24.2 million for the three months ended June 30, 1999 compared to 1998, and to $61.7 million from $46.2 million for the six months ended June 30, 1999 compared to 1998. These increases are due to the increase in the number of properties owned during the respective periods.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 1998) increased to $110.5 million for the six months ended June 30, 1999 from $106.9 million for the six months ended June 30, 1998, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $109.0 million for the six months ended June 30, 1999 from $104.8 million for the six months ended June 30, 1998, without straightlining. These increases of 3.3% and 3.9%, respectively, are due to increases in the rental rates for the properties.

Set forth below is a schedule comparing the property-level operating income for the Same Store properties for the six month periods ended June 30, 1999 and 1998 (in thousands).

                                        WITH STRAIGHTLINING           WITHOUT STRAIGHTLINING
                                  -----------------------------  -----------------------------
                                          SIX MONTHS ENDED              SIX MONTHS ENDED
                                  -----------------------------   -----------------------------
                                  JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                  -------------   -------------   -------------  --------------
Rental Revenue                      $112,797        $109,361        $111,238        $107,258
Operating expense reimbursement       40,749          36,699          40,749          36,699
                                    --------        --------        --------        --------
                                     153,546         146,060         151,987         143,957

Rental property expenses              29,755          27,156          29,755          27,156
Real estate taxes                     13,274          11,957          13,274          11,957
                                    --------        --------        --------        --------
Property level operating income     $110,517        $106,947        $108,958        $104,844
                                    ========        ========        ========        ========

General and administrative expenses increased to $3.9 million for the three months ended June 30, 1999 from $3.7 million for the three months ended June 30, 1998, and to $7.9 million for the six months ended June 30, 1999 from $7.0 million for the six months ended June 30, 1998, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. These increases are somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of properties.

Depreciation and amortization expense increased to $20.4 million for the three months ended June 30, 1999 from $16.5 million for the three months ended June 30, 1998, and to $40.6 million for the six months ended June 30, 1999 from $30.7 million for the six months ended June 30, 1998.

These increases are due to an increase in the number of properties owned during the respective periods.

Interest expense increased to $25.8 million for the three months ended June 30, 1999 from $18.9 million for the three months ended June 30, 1998, and to $49.6 million for the six months ended June 30, 1999 from $35.4 million for the six months ended June 30, 1998. These increases are due to an increase in the average debt outstanding for the respective periods which was $1,497.2 million for the second quarter of 1999 compared to $1,220.3 million for the second quarter of 1998, and $1,472.7 million for the first six months of 1999 compared to $1,133.6 million for the first six months of 1998. These increases are offset by decreases in the weighted average interest rates for the periods, to 7.2% for the second quarter June 30, 1999 from 7.3% for the second quarter June 30, 1998, and to 7.2% for the first six months of 1999 from 7.3% for the first six months of 1998.

As a result of the foregoing, the Company's operating income increased to $72.1 million for the three months ended June 30, 1999 from $47.0 million for the three months ended June 30, 1998, and to $130.5 million for the six months ended June 30, 1999 from $90.1 million for the six months ended June 30, 1998. In addition, income before minority interest increased to $46.3 million for the three months ended June 30, 1999 from $28.1 million for the three months ended June 30, 1998, and to $80.9 million for six months ended June 30, 1999 from $54.6 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash and cash equivalents of $33.6 million.

Net cash flow provided by operating activities increased to $131.2 million for the six months ended June 30, 1999 from $108.6 million for the six months ended June 30, 1998. This $22.6 million increase was primarily due to the cash provided by the additional Operating Properties in service during the latter period.

Net cash used in investing activities decreased to $128.4 million for the six months ended June 30, 1999 from $526.2 million for the six months ended June 30, 1998. This decrease primarily resulted from decreased acquisition activity in 1999, and an increase in property dispositions.

Net cash provided by financing activities decreased to $16.4 million for the six months ended June 30, 1999 from $402.9 million for the six months ended June 30, 1998. This decrease is due to a decrease in the Company's financing requirements consistent with its decrease in investing activities.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed development with long-term capital sources. These activities may be funded on a temporary basis through its $325.0 million unsecured line of credit (the "Credit Facility"), which matures May 2000.

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investor Services, Inc. ("Moody's") and Standard & Poor's Rating's Group

("Standard & Poor's"). Moody's and Standard & Poor's have assigned senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over LIBOR.

As of June 30, 1999, $386.2 million in mortgage loans, $895.0 million in unsecured notes and $135.0 million in an unsecured term loan were outstanding. The interest rates on $376.8 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $9.4 million of mortgage loans and the unsecured term loan float with LIBOR or a municipal bond index, $2.8 million of which is subject to a cap. The weighted average remaining term for the mortgage loans, unsecured notes and the unsecured term loan is 7.8 years. The scheduled maturities of principal amortization of the Company's mortgage loans, unsecured notes and the unsecured term loan outstanding and the related weighted average interest rates are as follows (in thousands):

                     MORTGAGES            UNSECURED                        WEIGHTED
            --------------------------    NOTES AND                        AVERAGE
            AMORTIZATION    MATURITIES    TERM LOAN         TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
1999          $  4,751       $  3,818     $        -      $    8,569          6.9%
2000             9,053         26,377              -          35,430          8.4%
2001             8,724         20,122        135,000         163,846          6.5%
2002             7,584              -        100,000         107,584          6.7%
2003             7,521         26,606         50,000          84,127          7.3%
2004             7,553         15,910        100,000         123,463          7.0%
2005             6,728         99,018              -         105,746          7.6%
2006             5,414         30,078        100,000         135,492          7.2%
2007             4,992              -        100,000         104,992          7.3%
2008             4,714         28,835              -          33,549          7.2%
2009             2,419         42,096        270,000         314,515          7.8%
2010             1,426              -              -           1,426          7.7%
2011             1,168          3,303              -           4,471          7.7%
2012               266         17,674              -          17,940          7.7%
2013                 -              -         75,000 (1)      75,000          6.4%
2018                 -              -        100,000         100,000          7.5%
             ---------      ---------     ----------      ----------       -------
              $ 72,313       $313,837     $1,030,000      $1,416,150          7.2%
             =========      =========     ==========      ==========       =======

(1)  Callable 2003.

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

On July 28, 1999, the Company completed a private placement of 3.8 million 9.25% Series B Cumulative Redeemable Preferred Units of the Operating Partnership at a price of $25 per unit. The Company used the aggregate net proceeds of approximately $93.0 million from the sale of the preferred units to repay outstanding borrowings under the Company's term loan and to fund the Company's activities including paying down the Credit Facility which funds acquisitions and development activity.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of July 30, 1999, the Company had the capacity pursuant to the Shelf Registration Statement to issue $688.4 million in equity securities and the Operating Partnership has the capacity to issue $108.0 million in debt securities.

Calculation of Funds from Operations

Management generally considers funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income or loss after preferred distributions (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and minority interest and excluding significant nonrecurring events that materially distort the comparative measurement of the Company's performance over time. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three and six months ended June 30, 1999 and June 30, 1998 are as follows (in thousands):

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                      (IN THOUSANDS)             (IN THOUSANDS)
                                   ----------------------     ---------------------
                                    JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                      1999        1998          1999         1998
                                   ----------  ----------     ----------  ---------
Income available to common
  shareholders                     $ 40,502    $ 23,286       $ 70,180    $  45,276
Addback:
  Minority interest                   3,011       2,061          5,221        3,870
  Depreciation and amortization      20,064      16,199         39,898       30,279
  (Gain) loss on sale               (11,942)      1,048        (13,211)       1,048
                                   ========    ========       =========   =========
Funds from operations              $ 51,635    $ 42,594       $102,088    $  80,473
                                   ========    ========       =========   =========

-24-

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

      PHASE 4   Repair or replace noncompliant systems and testing of
critical systems, where applicable.

Status

The Company's property management and accounting system uses four-digit year fields and consequently is believed to be Year 2000 compliant.

Phases 1, 2, 3 and 4 are substantially complete but for the process of making inquiries of significant third parties as to their Year 2000 readiness and testing of critical systems, which is ongoing.

Based upon the analysis conducted to date, the Company believes the major critical systems at the Company's properties are currently compliant.

Costs

The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be in the range of $200,000-$300,000. The majority of this cost relates to repairing certain software, testing systems and retrofitting or replacing energy management systems at certain of the properties. The cost for the replacement of the equipment and the software will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will expense the cost as incurred. This expense is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

Risks Associated with the Year 2000 Problem

The Company utilizes computer systems in many aspects of its business. As noted, the Company's property management and accounting systems use four-digit year fields and are believed to be Year 2000 compliant. Additionally, with respect to the hardware and software systems utilized by the Company in its management information systems, the Company's assessment to date indicates that these systems are Year 2000 compliant or can readily be made Year 2000 compliant on a stand-alone basis. Testing of the operation of these systems together is ongoing.

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

PART II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On July 28, 1999, the Operating Partnership issued 3.8 million 9.25% Series B Cumulative Redeemable Preferred Units of Limited Partnership Interest (the "Units"). The aggregate sale price of the Units was $95.0 million. The Units were sold to two institutional investors in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Units are convertible after ten years (or, under limited circumstances, a shorter period of time), on a one-for-one basis, into the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust (the "Preferred Shares"), which were authorized for issuance by the Trust in connection with this transaction. The Units have identical rights, preferences and privileges as the Preferred Shares. The Units do not include any mandatory redemption or sinking fund provisions. The holders of the Units have certain rights to cause the Trust to register the Preferred Shares pursuant to the terms of a registration rights agreement entered into in connection with this private placement.

         The net proceeds of the sale of the units, approximately $93.0 million, was used to repay the Company's term loan and to fund other Company activities, including paying down the outstanding balance under the Credit Facility.

         In connection with the sale of the Units, the Operating Partnership amended its Second Restated and Amended Agreement of Limited Partnership pursuant to the First Amendment thereto, filed as Exhibit
3.1.1 to this Report. The Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust creating the Preferred Shares are filed as Exhibit 3.1.2 to this Report.

         The Units are pari passu with the 8.80% Series A Cumulative Redeemable Preferred Units of Limited Partnership of the Operating Partnership, and senior to all other units of limited partnership interest of the Operating Partnership. The Preferred Shares are pari passu with the 8.80% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust, and senior to the Common Shares of Beneficial Interest of the Trust.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1999 Annual Meeting of Shareholders of the Trust was held on May 19, 1999.

         A.  Election of Trustees.

             At the meeting, management's nominees, Frederick F.
Buchholz, Stephen B. Siegel and Thomas C. DeLoach, Jr., were elected to fill the three available positions as Class II trustees. Voting

(expressed in number of shares) was as follows: Mr. Buchholz: 55,773,235 for, 245,855 against or withheld and no abstentions or broker non-votes; Mr. Siegel: 48,506,298 for, 7,512,792 against or withheld and no abstentions or broker non-votes; and Mr. DeLoach: 55,773,449 for, 245,641 against or withheld and no abstentions or broker non-votes.

B. Amendment to Share Incentive Plan.

             At the meeting, the Trust's shareholders also approved an amendment to the Trust's Amended and Restated Share Incentive Plan (the "Plan") which increased the number of the Trust's shares of beneficial interest available for awards pursuant to the Plan from 4,033,535 to 6,500,000. Voting (expressed in number of shares) was as follows:
38,544,228 for; 16,899,517 against; 575,345 abstained; and no broker non-votes.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             3.1.l   First Amendment to Second Restated and Amended
Agreement of Limited Partnership of the Operating Partnership.

             3.1.2 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B
Cumulative Redeemable Preferred Shares of Beneficial Interest.

             4.1 Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee.

             10.1 Liberty Property Trust Amended and Restated Share Incentive Plan.

             27      Financial Data Schedule (EDGAR VERSION ONLY)

         b.  Reports on Form 8-K

             During the quarter ended June 30, 1999, the Registrants filed one Current Report on Form 8-K:

             (i) report dated April 19, 1999 reporting Items 5 and 7 and containing as an Exhibit the Underwriting Agreement dated April 15, 1999 among the Registrants and the Underwriters (as defined therein) and the Statement Re: Computation of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ JOSEPH P. DENNY                           August 6, 1999
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   August 6, 1999
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ JOSEPH P. DENNY                           August 6, 1999
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   August 6, 1999
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------        -----------------------------------------------------


3.1.l              First Amendment to Second Restated and Amended
                   Agreement of Limited Partnership of the Operating
                   Partnership.

3.1.2 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest.

4.1 Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee.

10.1               Liberty Property Trust Amended and Restated Share
                   Incentive Plan.

27                 Financial Data Schedule (EDGAR VERSION ONLY)