Form 10-Q
period 1999-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 1999-11-10
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


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

On November 8, 1999, 67,004,126 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at September 30, 1999 and December 31, 1998.          4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended September
          30, 1999 and September 30, 1998.                            5

          Consolidated statements of operations of Liberty
          Property Trust for the nine months ended September
          30, 1999 and September 30, 1998.                            6

          Consolidated statements of cash flows of Liberty
          Property Trust for the nine months ended September
          30, 1999 and September 30, 1998.                            7

          Notes to consolidated financial statements for
          Liberty Property Trust.                                     8

          Consolidated balance sheets of Liberty Property
          Limited Partnership at September 30, 1999 and
          December 31, 1998.                                         12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended September 30, 1999 and September 30, 1998.           13

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 1999 and September 30, 1998.           14

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 1999 and September 30, 1998.           15

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                      16

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       19

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                       27

Part II.  Other Information
---------------------------

Signatures                                                           30

Exhibit Index                                                        31

Page -2-

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

Page -3-

          CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                    ------------------   -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  398,411          $  366,853
  Buildings and improvements                                2,497,267           2,378,272
  Less accumulated depreciation                              (252,031)           (209,023)
                                                           ----------          ----------
Operating real estate                                       2,643,647           2,536,102

  Development in progress                                     188,911             207,563
  Land held for development                                    99,206              75,454
                                                           ----------          ----------
Net real estate                                             2,931,764           2,819,119

Cash and cash equivalents                                      48,376              14,391
Accounts receivable                                            12,763              15,391
Deferred financing and leasing costs,
  net of accumulated amortization
  (1999, $57,502; 1998, $49,390)                               46,393              39,475
Prepaid expenses and other assets                              47,856              44,995
                                                           ----------          ----------
Total assets                                               $3,087,152          $2,933,371
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  377,224          $  413,224
Unsecured notes                                               985,000             645,000
Credit facility                                                10,000             264,000
Convertible debentures                                         91,240             101,619
Accounts payable                                               23,189              20,216
Accrued interest                                               17,510              18,263
Dividend payable                                               39,087              33,734
Other liabilities                                              62,040              69,025
                                                           ----------          ----------
Total liabilities                                           1,605,290           1,565,081

Minority interest                                             188,188             101,254

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized, issued and outstanding as of
  September 30, 1999 and December 31, 1998                    120,814             120,814
9.25% Series B cumulative redeemable preferred
  shares, $.001 par value, 3,800,000 shares authorized
  as of September 30,1999, none issued and outstanding              -                   -
Common shares of beneficial interest, $.001
  par value, 191,200,000 shares authorized,
  66,732,616 and 65,645,340 shares issued
  and outstanding as of September 30, 1999
  and December 31, 1998, respectively                              67                  66
Additional paid-in capital                                  1,190,594           1,168,663
Unearned compensation                                            (885)               (562)
Dividends in excess of net income                             (16,916)            (21,945)
                                                           ----------         -----------
Total shareholders' equity                                  1,293,674           1,267,036
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $3,087,152          $2,933,371
                                                           ==========         ===========

See accompanying notes.

Page -4-

           CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE                  THREE
                                                       MONTHS ENDED           MONTHS ENDED
                                                    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                    ------------------    ------------------
REVENUE
Rental                                                  $  87,064             $  74,264
Operating expense reimbursement                            31,503                27,674
Interest and other                                          1,680                 1,608
                                                        ---------             ---------
Total revenue                                             120,247               103,546
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   21,617                20,147
Real estate taxes                                          10,837                 9,228
Interest expense                                           24,760                20,836
General and administrative                                  3,969                 4,362
Depreciation and amortization                              21,866                18,070
                                                        ---------             ---------
Total operating expenses                                   83,049                72,643
                                                        ---------             ---------

Income before minority interest and
  property dispositions                                    37,198                30,903
                                                        ---------             ---------

Loss on property dispositions                               1,270                     -
                                                        ---------             ---------

Income before minority interest                            35,928                30,903

Minority interest                                           3,835                 2,092
                                                        ---------             ---------
Net income                                                 32,093                28,811

Preferred distributions                                     2,750                 2,750
                                                        ---------             ---------
Income available to common shareholders                 $  29,343             $  26,061
                                                        =========             =========

Income per common share - basic                         $    0.44             $    0.41
                                                        =========             =========

Income per common share - diluted                       $    0.44             $    0.41
                                                        =========             =========

Distributions declared per common share                 $    0.52             $    0.45
                                                        =========             =========
Weighted average number of common shares
  outstanding - basic                                      66,692                63,438
                                                        =========             =========
Weighted average number of common shares
  outstanding - diluted                                    66,975                63,671
                                                        =========             =========

See accompanying notes.

Page -5-

            CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                 (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            NINE                 NINE
                                                        MONTHS ENDED         MONTHS ENDED
                                                     SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                     ------------------   ------------------
REVENUE
Rental                                                  $252,782              $203,297
Operating expense reimbursement                           90,536                71,048
Interest and other                                         4,349                 4,276
                                                        ---------             ---------
Total revenue                                            347,667               278,621
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                  63,451                51,786
Real estate taxes                                         30,662                23,765
Interest expense                                          74,335                56,255
General and administrative                                11,885                11,409
Depreciation and amortization                             62,446                48,809
                                                        ---------             ---------
Total operating expenses                                 242,779               192,024
                                                        ---------             ---------

Income before minority interest and
  property dispositions                                  104,888                86,597

Gain (loss) on property dispositions                      11,941                (1,048)
                                                        ---------             ---------

Income before minority interest                          116,829                85,549

Minority interest                                          9,056                 5,962
                                                        ---------             ---------
Net income                                               107,773                79,587

Preferred distributions                                    8,250                 8,250
                                                        ---------             ---------
Income available to common shareholders                 $ 99,523              $ 71,337
                                                        =========             =========

Income per common share - basic                         $   1.50              $   1.20
                                                        =========             =========

Income per common share - diluted                       $   1.49              $   1.19
                                                        =========             =========

Distributions declared per common share                 $   1.42              $   1.29
                                                        =========             =========
Weighted average number of common shares
  outstanding - basic                                     66,341                59,507
                                                        =========             =========
Weighted average number of common shares
  outstanding - diluted                                   66,589                59,810
                                                        =========             =========

See accompanying notes.

Page -6-

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                             NINE                NINE
                                                         MONTHS ENDED        MONTHS ENDED
                                                      SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                      ------------------  ------------------
OPERATING ACTIVITIES
Net income                                              $ 107,773             $  79,587
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          62,446                48,809
    Amortization of deferred financing costs                4,052                 3,119
    Minority interest in net income                         9,056                 5,962
    (Gain) loss on sale                                   (11,941)                1,048
    Noncash compensation                                    1,697                 1,271
    Changes in operating assets and liabilities:
      Accounts receivable                                   2,628                (3,052)
      Prepaid expenses and other assets                    (4,024)               (4,901)
      Accounts payable                                      2,973                 7,193
      Accrued interest                                       (753)               (2,539)
      Other liabilities                                    (6,985)               11,670
                                                        ----------            ---------
Net cash provided by operating activities                 166,922               148,167
                                                        ----------            ---------
INVESTING ACTIVITIES
    Investment in properties                              (60,587)             (482,323)
    Proceeds from disposition of properties               115,135                13,707
    Investment in development in progress                (163,220)             (198,718)
    Investment in land held for development               (43,627)              (42,736)
    Increase in deferred leasing costs                    (11,824)               (9,356)
                                                        ----------            ---------
Net cash used in investing activities                    (164,123)             (719,426)
                                                        ----------            ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares             3,164               297,567
    Proceeds from issuance of preferred units              93,055                     -
    Proceeds from issuance of unsecured notes             385,000               275,000
    Repayment of unsecured notes                          (45,000)                    -
    Repayments of mortgage loans                          (39,818)              (21,961)
    Proceeds from credit facility                         125,024               567,000
    Repayments on credit facility                        (379,024)             (504,000)
    Increase in deferred financing costs                   (5,234)                 (745)
    Distributions paid on common shares                   (89,332)              (71,498)
    Distributions paid on preferred shares                 (8,250)               (8,250)
    Distributions paid on units                            (8,399)               (6,323)
                                                        ----------            ---------
Net cash provided by financing activities                  31,186               526,790

Increase (decrease) in cash and cash equivalents           33,985               (44,469)

Cash and cash equivalents at beginning of period           14,391                55,079
                                                        ----------            ---------
Cash and cash equivalents at end of period              $  48,376             $  10,610
                                                        ==========            =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $  14,432             $   2,595
Acquisition of properties                                  (3,818)             (100,981)
Assumption of mortgage loans                                3,818                73,287
Issuance of operating partnership units                         -                27,694
Conversion of convertible debentures                       10,164                 7,277
                                                        ==========            =========

See accompanying notes.

Page -7-

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 SEPTEMBER 30, 1999

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

The following table sets forth the computation of basic and diluted income per common share for the three and nine month periods ended September 30, 1999 and 1998:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                             ENDED SEPTEMBER 30, 1999                ENDED SEPTEMBER 30, 1998
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 32,093                                 $ 28,811
Less: Preferred
 distributions            2,750                                    2,750
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                29,343       66,692       $  0.44        26,061       63,438       $  0.41
                                                   =======                                  =======
Effect of dilutive
 securities
Options                       -          283                           -          233
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 29,343       66,975       $  0.44      $ 26,061       63,671       $  0.41
                       ========      =======       =======      ========      =======       =======

Page -8-

<PAGE

                               FOR THE NINE MONTHS                     FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1999                 ENDED SEPTEMBER 30, 1998
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $107,773                                 $ 79,587
Less: Preferred
 distributions            8,250                                    8,250
                       --------                                 --------
Basic income per
 common share
 Income available
  to common share-
  holders                99,523       66,341       $ 1.50         71,337       59,507       $  1.20
                                                   =======                                  =======
Effect of dilutive
 securities
Options                       -          248                           -          303
                       --------      -------                    --------      -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 99,523       66,589       $ 1.49       $ 71,337       59,810       $  1.19
                       ========      =======       =======      ========      =======       =======

Diluted income per common share includes the weighted average common shares and the dilutive effect of the outstanding options.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.2% at September 30, 1999. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

In 1998, the Company received $296.3 million in aggregate net proceeds from the issuance of Common Shares and $292.1 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from the sale of Common Shares and the unsecured notes to fund the Company's activities, including paying down the Credit Facility which funds acquisition and development activity.

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

Page -9-

Partnership. The Series B Preferred Units are payable at the rate of 9.25% per annum of the $25 liquidation preference, and are redeemable at the option of the Company at any time on or after July 28, 2004 at $25 per share.

NOTE 3 - SEGMENT INFORMATION
----------------------------

Liberty Property Trust operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $31,555   $10,095   $11,255   $10,052   $ 9,505      $10,573     $12,843    $22,689   $118,567
Rental property
 expenses and
 real estate taxes          8,376     3,033     2,477     2,128     2,906        2,587       4,377      6,570     32,454
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          23,179     7,062     8,778     7,924     6,599        7,986       8,466     16,119     86,113

Other income/
 expenses, net                                                                                                    50,185
                                                                                                                --------
Income before
 minority interest                                                                                                35,928

Minority interest                                                                                                  3,835

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 29,343
                                                                                                                ========

Page -10-

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $24,780   $11,325   $ 9,789   $ 9,094   $ 9,278      $ 9,526     $10,937    $17,209   $101,938
Rental property
 expenses and
 real estate taxes          7,434     3,251     2,172     1,996     2,645        2,261       4,378      5,238     29,375
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          17,346     8,074     7,617     7,098     6,633        7,265       6,559     11,971     72,563

Other income/
 expenses, net                                                                                                    41,660
                                                                                                                --------
Income before
 minority interest                                                                                                30,903

Minority interest                                                                                                  2,092

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available
 to common shareholders                                                                                          $26,061
                                                                                                                ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $87,399   $32,421   $32,877   $30,021   $28,361      $30,395     $37,030    $64,814   $343,318
Rental property
 expenses and
 real estate taxes         24,079     9,636     7,102     6,317     8,307        7,085      12,435     19,152     94,113
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          63,320    22,785    25,775    23,704    20,054       23,310      24,595     45,662    249,205

Other income/
 expenses, net                                                                                                   132,376
                                                                                                                --------
Income before
 minority interest                                                                                               116,829

Minority interest                                                                                                  9,056

Preferred distributions                                                                                            8,250
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 99,523
                                                                                                                ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $70,559   $28,732   $28,047   $25,766   $23,819      $26,476     $27,812    $43,134   $274,345
Rental property
 expenses and
 real estate taxes         20,285     7,901     5,717     5,733     6,684        6,058      10,265     12,908     75,551
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          50,274    20,831    22,330    20,033    17,135       20,418      17,547     30,226    198,794

Other income/
 expenses, net                                                                                                   113,245
                                                                                                                --------
Income before
 minority interest                                                                                                85,549

Minority interest                                                                                                  5,962

Preferred distributions                                                                                            8,250
                                                                                                                --------
Income available
 to common shareholders                                                                                         $ 71,337
                                                                                                                ========

Page -11-

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                   SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                   ------------------   -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  398,411         $  366,853
  Buildings and improvements                             2,497,267          2,378,272
  Less accumulated depreciation                           (252,031)          (209,023)
                                                        ----------         ----------

Operating real estate                                    2,643,647          2,536,102

  Development in progress                                  188,911            207,563
  Land held for development                                 99,206             75,454
                                                        ----------         ----------
Net real estate                                          2,931,764          2,819,119

Cash and cash equivalents                                   48,376             14,391
Accounts receivable                                         12,763             15,391
Deferred financing and leasing costs,
  net of accumulated amortization
  (1999, $57,502; 1998, $49,390)                            46,393             39,475
Prepaid expenses and other assets                           47,856             44,995
                                                        ----------         ----------
Total assets                                            $3,087,152         $2,933,371
                                                        ==========         ==========
LIABILITIES
Mortgage loans                                          $  377,224         $  413,224
Unsecured notes                                            985,000            645,000
Credit facility                                             10,000            264,000
Convertible debentures                                      91,240            101,619
Accounts payable                                            23,189             20,216
Accrued interest                                            17,510             18,263
Dividend payable                                            39,087             33,734
Other liabilities                                           62,040             69,025
                                                        ----------         ----------
Total liabilities                                        1,605,290          1,565,081

OWNERS' EQUITY
General partner's equity-preferred units                   120,814            120,814
                        -common units                    1,172,860          1,146,222
Limited partners' equity                                   188,188            101,254
                                                        ----------         ----------
Total owners' equity                                     1,481,862          1,368,290
                                                        ----------         ----------
Total liabilities and owners' equity                    $3,087,152         $2,933,371
                                                        ==========         ==========

See accompanying notes.

Page -12-

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                            THREE               THREE
                                                         MONTHS ENDED       MONTHS ENDED
                                                      SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                      ------------------  ------------------
REVENUE
Rental                                                       $  87,064          $  74,264
Operating expense reimbursement                                 31,503             27,674
Interest and other                                               1,680              1,608
                                                             -----------        ---------
Total revenue                                                  120,247            103,546
                                                             -----------        ---------

OPERATING EXPENSES
Rental property expenses                                        21,617             20,147
Real estate taxes                                               10,837              9,228
Interest expense                                                24,760             20,836
General and administrative                                       3,969              4,362
Depreciation and amortization                                   21,866             18,070
                                                             -----------        ---------
Total operating expenses                                        83,049             72,643
                                                             -----------        ---------
Income before property dispositions                             37,198             30,903

Loss on property dispositions                                    1,270                  -
                                                             -----------        ---------
Net income                                                   $  35,928          $  30,903
                                                             ===========        =========
Net income allocated to general partners                     $  32,093          $  28,811
                                                             ===========        =========
Net income allocated to limited partners                     $   3,835          $   2,092
                                                             ===========        =========

See accompanying notes.

Page -13-

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                             NINE                NINE
                                                         MONTHS ENDED        MONTHS ENDED
                                                      SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                      ------------------  ------------------
REVENUE
Rental                                                       $252,782           $203,297
Operating expense reimbursement                                90,536             71,048
Interest and other                                              4,349              4,276
                                                             ---------          ---------
Total revenue                                                 347,667            278,621
                                                             ---------          ---------

OPERATING EXPENSES
Rental property expenses                                       63,451             51,786
Real estate taxes                                              30,662             23,765
Interest expense                                               74,335             56,255
General and administrative                                     11,885             11,409
Depreciation and amortization                                  62,446             48,809
                                                             ---------          ---------
Total operating expenses                                      242,779            192,024
                                                             ---------          ---------
Income before property dispositions                           104,888             86,597

Gain (loss) on property dispositions                           11,941             (1,048)
                                                             ---------          ---------
Net income                                                   $116,829           $ 85,549
                                                             =========          =========
Net income allocated to general partners                     $107,773           $ 79,587
                                                             =========          =========
Net income allocated to limited partners                     $  9,056           $  5,962
                                                             =========          =========

See accompanying notes.

Page -14-

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                              NINE                NINE
                                                          MONTHS ENDED         MONTHS ENDED
                                                       SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                       ------------------   ------------------

OPERATING ACTIVITIES
Net income                                                   $ 116,829          $   85,549
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                               62,446              48,809
    Amortization of deferred financing costs                     4,052               3,119
    (Gain) loss on sale                                        (11,941)              1,048
    Noncash compensation                                         1,697               1,271
    Changes in operating assets and liabilities:
      Accounts receivable                                        2,628              (3,052)
      Prepaid expenses and other assets                         (4,024)             (4,901)
      Accounts payable                                           2,973               7,193
      Accrued interest                                            (753)             (2,539)
      Other liabilities                                         (6,985)             11,670
                                                             ----------         ----------
Net cash provided by operating activities                      166,922             148,167
                                                             ----------         ----------
INVESTING ACTIVITIES
    Investment in properties                                   (60,587)           (482,323)
    Proceeds from disposition of properties                    115,135              13,707
    Investment in development in progress                     (163,220)           (198,718)
    Investment in land held for development                    (43,627)            (42,736)
    Increase in deferred leasing costs                         (11,824)             (9,356)
                                                             ----------          ---------
Net cash used in investing activities                         (164,123)           (719,426)
                                                             ----------          ---------

FINANCING ACTIVITIES
    Proceeds from issuance of unsecured notes                  385,000             275,000
    Repayments of unsecured notes                              (45,000)                  -
    Repayments of mortgage loans                               (39,818)            (21,961)
    Proceeds from credit facility                              125,024             567,000
    Repayments on credit facility                             (379,024)           (504,000)
    Increase in deferred financing costs                        (5,234)               (745)
    Capital contributions                                       96,219             297,567
    Distributions to partners                                 (105,981)            (86,071)
                                                             ----------          ---------
Net cash provided by financing activities                       31,186             526,790

Increase (decrease) in cash and cash equivalents                33,985             (44,469)

Cash and cash equivalents at beginning of period                14,391              55,079
                                                             ----------          ---------
Cash and cash equivalents at end of period                   $  48,376           $  10,610
                                                             ==========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                             $  14,432           $   2,595
Acquisition of properties                                       (3,818)           (100,981)
Assumption of mortgage loans                                     3,818              73,287
Issuance of operating partnership units                              -              27,694
Conversion of convertible debentures                            10,164               7,277
                                                             ==========          =========

See accompanying notes.

Page -15-

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 1999

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.2% at September 30, 1999. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

Page -16-

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

NOTE 3 - SEGMENT INFORMATION
----------------------------

Liberty Property Limited Partnership operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland, Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues        $31,555   $10,095   $11,255   $10,052   $ 9,505      $10,573     $12,843    $22,689    $118,567
Rental property
 expenses and
 real estate taxes         8,376     3,033     2,477     2,128     2,906        2,587       4,377      6,570      32,454
                        --------  --------  --------  --------  --------     --------    --------   ----------  --------
Property-level net
 operating income         23,179     7,062     8,778     7,924     6,599        7,986       8,466     16,119      86,113

Other income/
 expenses, net                                                                                                    50,185
                                                                                                                --------
Net income                                                                                                      $ 35,928
                                                                                                                ========
Net income allocated to general partners                                                                        $ 32,093
                                                                                                                ========
Net income allocated to limited partners                                                                        $  3,835
                                                                                                                ========

Page -17-

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real-estate
 related revenues        $24,780   $11,325   $ 9,789   $ 9,094   $ 9,278      $ 9,526     $10,937    $17,209   $101,938
Rental property
 expenses and
 real estate taxes         7,434     3,251     2,172     1,996     2,645        2,261       4,378      5,238     29,375
                         --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income         17,346     8,074     7,617     7,098     6,633        7,265       6,559     11,971     72,563

Other income/
 expenses, net                                                                                                   41,660
                                                                                                               --------
Net income                                                                                                     $ 30,903
                                                                                                               ========
Net income allocated to general partners                                                                       $ 28,811
                                                                                                               ========
Net income allocated to limited partners                                                                       $  2,092
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $87,399   $32,421   $32,877   $30,021   $28,361      $30,395     $37,030    $64,814   $343,318
Rental property
 expenses and
 real estate taxes         24,079     9,636     7,102     6,317     8,307        7,085      12,435     19,152     94,113
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          63,320    22,785    25,775    23,704    20,054       23,310      24,595     45,662    249,205

Other income/
 expenses, net                                                                                                   132,376
                                                                                                                --------

Net income                                                                                                      $116,829
                                                                                                                ========
Net income allocated to general partners                                                                        $107,773
                                                                                                                ========
Net income allocated to limited partners                                                                        $  9,056
                                                                                                                ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $70,559   $28,732   $28,047   $25,766   $23,819      $26,476     $27,812    $43,134   $274,345
Rental property
 expenses and
 real estate taxes         20,285     7,901     5,717     5,733     6,684        6,058      10,265     12,908     75,551
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          50,274    20,831    22,330    20,033    17,135       20,418      17,547     30,226    198,794

Other income/
 expenses, net                                                                                                   113,245
                                                                                                                --------
Net income                                                                                                      $ 85,849
                                                                                                                ========
Net income allocated to general partners                                                                        $ 79,587
                                                                                                                ========
Net income allocated to limited partners                                                                        $  5,962
                                                                                                                ========

Page -18-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the three and nine month periods ended September 30, 1999 and 1998 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited
Partnership Financial Statements, respectively.

In 1999, the Company has continued to pursue development and acquisition opportunities and has continued to focus on increasing the cash flow from its Properties in Operation by increasing property occupancy and increasing rental rates.

The composition of the Company's properties in operation as of September 30, 1999 and 1998 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                 SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
TYPE                            1999      1998         1999     1998          1999     1998
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution      19,372    17,852       42.6%    42.4%         93.8%     95.4%
Industrial - Flex              12,811    12,334       28.2%    29.3%         93.9%     93.3%
Office                         13,284    11,905       29.2%    28.3%         94.4%     95.8%
                               -------   ------      -------  -------       -------   -------
Total                          45,467    42,091      100.0%   100.0%         94.0%     94.9%
                               ======    ======      ======   ======        ======    ======

Page -19-

The expiring square feet and annual base rent by year for the properties in operation as of September 30, 1999 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
1999              806    $ 3,780        754    $  5,489       833    $  8,909     2,393    $ 18,178
2000            1,786      8,189      2,292      17,096     1,827      21,776     5,905      47,061
2001            2,855     12,490      2,095      15,803     1,544      19,602     6,494      47,895
2002            3,427     14,033      1,770      14,066     1,247      15,372     6,444      43,471
2003            1,750      8,216      1,902      17,583     1,283      17,260     4,935      43,059
2004            1,856      8,279      1,200      11,504     1,185      17,499     4,241      37,282
Thereafter      5,692     28,571      2,019      21,946     4,617      69,939    12,328     120,456
               ------    -------     ------   ---------    ------   ---------    ------    --------
Total          18,172    $83,558     12,032    $103,487    12,536    $170,357    42,740    $357,402
               ======    =======     ======   =========    ======   =========    ======    ========


The scheduled deliveries of the 2.8 million square feet of properties under development as of September 30, 1999 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    SEPTEMBER 30, 1999   TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
4th Quarter 1999           171       -      517     688            80.2%           $ 90,971
1st Quarter 2000             -       -      313     313           100.0%             42,079
2nd Quarter 2000             -      99      204     303            46.1%             35,239
3rd Quarter 2000             -      55      336     391            59.0%             44,120
Thereafter                 772      97      219   1,088             1.7%             62,043
                        ------  ------  -------  ------           ------          ----------
Total                      943     251    1,589   2,783            45.0%           $274,452
                        ======  ======  =======  ======           ======          ==========

RESULTS OF OPERATIONS
---------------------

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 1999 (unaudited) with the results of operations of the Company for the three and nine months ended September 30, 1998 (unaudited). As a result of the significant level of acquisition, disposition and development activities by the Company in 1999 and 1998, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $120.2 million from $103.5 million for the three months ended September 30, 1999 compared to the same period in 1998, and increased to $347.7 million from $278.6 million for the nine months ended September 30, 1999 compared to the same period in 1998. These increases are primarily due to the increase in the number of properties in operation during the respective periods. As of September 30, 1998, the Company had 598 properties in operation and, as of September 30, 1999, the Company had 626 properties in operation. From January 1, 1998 through June 30, 1998, and from July 1, 1998 through September 30, 1998, the Company acquired or completed the development on 103 properties and 59 properties, respectively, for Total Investments (as defined below) of approximately $526.4 million and $200.4 million, respectively. From January 1, 1999 through June 30, 1999, and from July 1, 1999 through September 30, 1999, the Company acquired or completed the development on 34 properties and 10 properties, respectively, for Total Investments of approximately $191.2 million and $47.0 million, respectively. Offsetting the increases in the number of properties acquired and developed and the related Total Investments during the periods were property dispositions. From January 1, 1998 through June 30, 1998, the Company sold 5 properties for net proceeds of approximately $11.7 million. From July 1, 1998 through September 30, 1998, the Company

Page -20-
did not sell any properties. From January 1, 1999 through June 30, 1999, and from July 1, 1999 through September 30, 1999, the Company sold 16 and 11 properties, respectively, for net proceeds of approximately $60.0 million and $45.4 million, respectively. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Rental property and real estate tax expenses increased to $32.5 million from $29.4 million for the three months ended September 30, 1999 compared to the same period in 1998, and to $94.1 million from $75.6 million for the nine months ended September 30, 1999 compared to the same period in 1998. These increases are due to the increase in the number of properties owned during the respective periods.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 1998) increased to $164.8 million for the nine months ended September 30, 1999 from $158.4 million for the nine months ended September 30, 1998, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $162.4 million for the nine months ended September 30, 1999 from $155.8 million for the nine months ended September 30, 1998, without straightlining. These increases of 4.0% and 4.2%, respectively, are due to increases in the rental rates for the properties.

Set forth below is a schedule comparing the property-level operating income for the Same Store properties for the nine month periods ended September 30, 1999 and 1998 (in thousands).

                                        WITH STRAIGHTLINING           WITHOUT STRAIGHTLINING
                                  ------------------------------  ------------------------------
                                         NINE MONTHS ENDED               NINE MONTHS ENDED
                                  ------------------------------  ------------------------------
                                  SEPT. 30, 1999  SEPT. 30, 1998  SEPT. 30, 1999  SEPT. 30, 1998
                                  --------------  --------------  --------------  --------------
Rental Revenue                      $166,631        $161,274        $164,237        $158,642
Operating expense reimbursement       59,687          55,555          59,687          55,555
                                    --------        --------        --------        --------
                                     226,318         216,829         223,924         214,197

Rental property expenses              42,264          40,825          42,264          40,825
Real estate taxes                     19,256          17,577          19,256          17,577
                                    --------        --------        --------        --------
Property level operating income     $164,798        $158,427        $162,404        $155,795
                                    ========        ========        ========        ========

General and administrative expenses decreased to $4.0 million for the three months ended September 30, 1999 from $4.4 million for the three months ended September 30, 1998, due to the decrease in cancelled project costs for the quarter. General and administrative expense increased to $11.9 million for the nine months ended September 30, 1999 from $11.4 million for the nine months ended September 30, 1998, due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties owned during the respective periods. This increase is somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of properties.

Page -21-

Depreciation and amortization expense increased to $21.9 million for the three months ended September 30, 1999 from $18.1 million for the three months ended September 30, 1998, and to $62.4 million for the nine months ended September 30, 1999 from $48.8 million for the nine months ended September 30, 1998. These increases are due to an increase in the number of properties owned during the respective periods.

Interest expense increased to $24.8 million for the three months ended September 30, 1999 from $20.8 million for the three months ended September 30, 1998, and to $74.3 million for the nine months ended September 30, 1999 from $56.3 million for the nine months ended September 30, 1998. These increases are due to an increase in the average debt outstanding for the respective periods which was $1,488.2 million for the third quarter of 1999 compared to $1,311.8 million for the third quarter of 1998, and $1,470.4 million for the first nine months of 1999 compared to $1,185.7 million for the first nine months of 1998. The weighted average interest rates for the respective periods are relatively unchanged.

As a result of the foregoing, the Company's income before minority interest and property dispositions increased to $37.2 million for the three months ended September 30, 1999 from $30.9 million for the three months ended September 30, 1998, and to $104.9 million for the nine months ended September 30, 1999 from $86.6 million for the nine months ended September 30, 1998. In addition, net income increased to $32.1 million for the three months ended September 30, 1999 from $28.8 million for the three months ended September 30, 1998, and to $107.8 million for nine months ended September 30, 1999 from $79.6 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash and cash equivalents of $48.4 million.

Net cash flow provided by operating activities increased to $166.9 million for the nine months ended September 30, 1999 from $148.2 million for the nine months ended September 30, 1998. This $18.7 million increase was primarily due to the cash provided by the additional
Operating Properties in service during the latter period.

Net cash used in investing activities decreased to $164.1 million for the nine months ended September 30, 1999 from $719.4 million for the nine months ended September 30, 1998. This decrease primarily resulted from decreased acquisition activity in 1999, and an increase in property dispositions.

Net cash provided by financing activities decreased to $31.2 million for the nine months ended September 30, 1999 from $526.8 million for the nine months ended September 30, 1998. This decrease is due to a decrease in the Company's financing requirements consistent with its decrease in investing activities.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed development with long-term capital sources. These activities may be funded on a temporary basis through its $325.0 million unsecured line of credit (the "Credit Facility"), which matures May 2000.

Page -22-

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). Moody's and Standard & Poor's have assigned senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over LIBOR.

As of September 30, 1999, $377.2 million in mortgage loans, $895.0 million in unsecured notes and $90.0 million in an unsecured term loan were outstanding. The interest rates on $370.7 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $6.5 million of mortgage loans and the unsecured term loan float with LIBOR or a municipal bond index, none of which is subject to a cap. The weighted average remaining term for the mortgage loans, unsecured notes and the unsecured term loan is 7.8 years. The scheduled maturities of principal amortization of the Company's mortgage loans, unsecured notes and the unsecured term loan outstanding and the related weighted average interest rates are as follows (in thousands):

                     MORTGAGES            UNSECURED                        WEIGHTED
            --------------------------    NOTES AND                        AVERAGE
            AMORTIZATION    MATURITIES    TERM LOAN         TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
1999          $  2,147       $      -     $        -      $    2,147          6.6%
2000             8,858         26,623              -          35,481          8.4%
2001             8,512         20,122         90,000         118,634          6.9%
2002             7,353              -        100,000         107,353          6.7%
2003             7,270         26,606         50,000          83,876          7.3%
2004             7,280         15,910        100,000         123,190          7.0%
2005             6,431         99,018              -         105,449          7.6%
2006             5,092         30,078        100,000         135,170          7.2%
2007             4,640              -        100,000         104,640          7.3%
2008             4,331         28,835              -          33,166          7.2%
2009             2,218         42,063        270,000         314,281          7.8%
2010             1,426              -              -           1,426          7.7%
2011             1,168          3,303              -           4,471          7.7%
2012               266         17,674              -          17,940          7.7%
2013                 -              -         75,000 (1)      75,000          6.4%
2018                 -              -        100,000         100,000          7.5%
             ---------      ---------     ----------      ----------       -------
              $ 66,992       $310,232     $  985,000      $1,362,224          7.3%
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

In 1998, the Company received $296.3 million in aggregate net proceeds from the issuance of Common Shares and $292.1 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from the sale of Common Shares and the unsecured

Page -23-
notes to fund the Company's activities, including paying down the Credit Facility, which funds acquisition and development activity.

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

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of November 8, 1999, the Company had the capacity pursuant to the Shelf Registration Statement to issue $688.4 million in equity securities and the Operating Partnership has the capacity to issue $108.0 million in debt securities.

Calculation of Funds from Operations

Management generally considers funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income or loss after preferred distributions (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and minority interest and excluding significant nonrecurring events that materially distort the comparative measurement of the Company's performance over time. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three and nine months ended September 30, 1999 and September 30, 1998 are as follows (in thousands):

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  (IN THOUSANDS)             (IN THOUSANDS)
                                              ----------------------     ---------------------
                                              SEPT. 30,   SEPT. 30,      SEPT. 30,   SEPT. 30,
                                                1999        1998            1999       1998
                                              ----------  ----------     ----------  ---------
Income available to common shareholders       $ 29,343    $ 26,061       $ 99,523    $  71,337
Addback:
  Minority interest                              2,273       2,092          7,494        5,962
  Depreciation and amortization                 21,385      17,707         61,283       47,986
  Loss (gain) on sale                            1,270           -        (11,941)       1,048
                                              ========    ========       =========   =========
Funds from operations                         $ 54,271    $ 45,860       $156,359    $ 126,333
                                              ========    ========       =========   =========

Page -24-

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

Costs

The total cost to the Company of making its systems Year 2000 compliant is currently estimated to be in the range of $200,000-$300,000. The majority of this cost relates to repairing certain software, testing systems and retrofitting or replacing energy management systems at certain of the properties. The cost for the replacement of the equipment and the software will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software

Page -25-
is replaced, the Company will expense the cost as incurred. This expense is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

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

Page -26-

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

Page -27-

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

Page -28-

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None

Page -29-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ JOSEPH P. DENNY                           November 10, 1999
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   November 10, 1999
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ JOSEPH P. DENNY                           November 10, 1999
------------------------------          --------------------------------
Joseph P. Denny                               Date
President


/s/ GEORGE J. ALBURGER, JR.                   November 10, 1999
------------------------------          --------------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

Page -30-

                             EXHIBIT INDEX


EXHIBIT                           EXHIBIT DESCRIPTION
-------       -----------------------------------------------------------

27            Financial Data Schedule (EDGAR version only)



Page -31-