Form 10-K
period 1999-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2000-03-08
CIK 921112, 921113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 22, 2000, the aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was approximately $1.5 billion, based upon the closing price of $22.88 on the New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an "affiliate" for purposes of the federal securities laws.

Number of Common Shares outstanding as of February 22, 2000: 66,987,379


                   Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2000 are incorporated by reference into Part III of this Form 10-K.

                                  INDEX

                                                                  PAGE
PART I
Item 1.  Business...............................................     5
Item 2.  Properties.............................................    11
Item 3.  Legal Proceedings......................................    13
Item 4.  Submission of Matters to a Vote of Security Holders....    13

PART II
Item 5.  Market for the Registrants' Common Equity and Related
         Shareholders' Matters..................................    15
Item 6.  Selected Financial Data................................    15
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    17
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk...................................................    27
Item 8.  Financial Statements and Supplementary Data............    28
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................   115

PART III
Item 10. Directors and Executive Officers of the Registrants....   115
Item 11. Executive Compensation.................................   115
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................   115
Item 13. Certain Relationships and Related Transactions.........   115

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................   115

SIGNATURES......................................................   122

---------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined below) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to business development and development activities, acquisitions, (including related pro forma financial information) dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company"). These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the
Company's securities.   See "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Forward-Looking
Statements".

PART I

ITEM 1. BUSINESS
----------------

THE COMPANY

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Company was formed in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor"). Founded in 1972, the Predecessor developed and managed commercial real estate in the Southeastern, Mid-Atlantic and West Coast markets.

The Company provides leasing, property management, acquisition, development, construction management, design management and other related services for a portfolio which, as of December 31, 1999, consisted of 634 industrial and office properties (the "Properties in Operation") totaling approximately 46.2 million leasable square feet. As of December 31, 1999, the Properties in Operation were approximately 94.9% leased to over 1,900 tenants. As of December 31, 1999, the Company also had 22 properties under development (the "Properties Under Development" and, together with the Properties in Operation, the "Properties"). The Properties Under Development are expected to generate, upon completion, approximately 2.2 million leasable square feet. The Properties are located principally within the Southeastern, Mid-Atlantic and Midwestern United States. As of December 31, 1999, the Company also owned 1,307 acres of land, all zoned for commercial use, which the Company anticipates are capable of supporting, as and when developed, approximately ten million leasable square feet.

During the year ended December 31, 1999, through Total Investments (as defined below) aggregating $348.9 million, the Company increased its total leasable square footage of industrial and office space approximately 4.6% by developing 41 properties totaling approximately
3.4 million leasable square feet and by acquiring 13 properties totaling approximately 775,000 leasable square feet. This increase is net of the disposition of 28 properties totaling approximately 2.1 million leasable square feet for approximately $109.9 million. The "Total Investment" for a Property is defined as the Property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs required to reach rent commencement.

The Properties in Operation, as of December 31, 1999, consisted of 422 industrial and 212 office properties. Single tenants occupied 254 of the Properties in Operation. The remaining 380 of the Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.

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

The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.2% at December 31, 1999. The common units of limited partnership interest in the Operating Partnership (the "Common Units") are exchangeable on a one-for-one basis (subject to antidilution protections) for the Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"), of the Trust, typically after the first anniversary of the issuance of any such Common Units. The only limited partners of the Operating Partnership who hold Common Units other than the Trust are persons or entities that contributed assets to the Operating Partnership and received Common Units in exchange therefor. The Common Units held by the limited partners other than the Trust were exchangeable for approximately 4.9 million Common Shares on December 31, 1999. Certain holders of Common Units issued in connection with the contribution of assets to the Operating Partnership have the right to require the Company to register the issuance or resale of the Common Shares underlying their Common Units upon exchange for the Common Units, in order to afford such holders liquidity with respect to their investment. The Company has issued Series B Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The Preferred Units are exchangeable on a one-for-one basis at any time on or after July 28, 2009 into Series B Cumulative Redeemable Preferred Shares.
Collectively, the ownership of the Common and Preferred Unitholders is reflected on the Trust's financial statements as minority interest.

The Company's executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700. The Company maintains offices in each of its principal markets. As of December 31, 1999, the Company's principal markets were as follows:
Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom. For further detail regarding the Company's Properties in particular markets, please refer to Item 2. Properties and
Note 11 of the Notes to the Liberty Property Trust Financial Statements and Note 10 of the Notes to the Liberty Property Limited Partnership Financial Statements.

MANAGEMENT AND EMPLOYEES

The Company's 331 employees (as of February 22, 2000) are under the direction of 19 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 14 years. The Company and its Predecessor has developed and managed commercial real estate for the past 27 years. The Company's in-house leasing, marketing and property management staff operates in full-service local offices in markets where it has a significant presence. This structure enables the Company to better understand the particular characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local development and acquisition opportunities. The Company considers its relations with its employees to be good.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

The Company's business objective is to maximize long-term profitability for its shareholders by (i) maintaining and increasing property occupancy and rental rates through the effective management of the Properties, (ii) developing and acquiring high-quality properties, and
(iii) selectively disposing of certain Properties. In accomplishing these objectives, the Company also intends to maintain a conservative and flexible capital structure.

INTERNAL GROWTH STRATEGIES

Management believes that the Properties offer significant opportunities for the Company to increase its rental revenues and cash flow. The Company seeks to increase rental revenues through the renewal or replacement of expiring leases at rental rates which are higher than the rates under expiring leases. In addition, the Company seeks to increase cash flow by continuing its practice of negotiating for annual contractual rental increases that take effect during the terms of its leases, and by improving the occupancy of its portfolio. The Company also intends to enhance its ability to attract and retain tenants by pursuing various e-commerce initiatives. Finally, the Company intends to maximize earnings through controlling costs.

NEW LEASES AND LEASE RENEWALS. In the past year, the Company generally has been experiencing increases in rental rates in replacement and renewal leases. Although no assurance can be given, the Company expects that in the near term, replacement and renewal leases will continue to reflect rental rates which are higher than the rates under expiring leases.

CONTRACTUAL INCREASES. The Company seeks to generate increased cash flow from the Properties in Operation through annual contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 1999 provide for contractual rental increases that are expected to contribute an additional $5.0 million to the Company's cash flow for the year ending December 31, 2000. The Company intends to continue to negotiate annual contractual rent increases that take effect during the terms of its leases.

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

E-COMMERCE INITIATIVES. The Company believes that its Properties represent unique resources the value of which can be increased by the addition of tenant-oriented amenities.

The Company has developed and commenced the introduction of a new
Internet-based product to link the Company's business communities with local service providers, national retailers and community organizations. The Company believes that this product will enhance the working environment in the business parks in which many of the Company's
Properties are located. The Company believes that this focus will further the Company's goal of providing desirable business accommodations for its tenants.

In another initiative, the Company has entered into an agreement with a telecommunications service provider to make available to tenants a portfolio of e-commerce solutions, including advanced voice and data services and broadband Internet access. In exchange for access to the Company's Properties, the telecommunications service provider has agreed to wire substantially all of the Company's multi-tenant office Properties and certain of its flex Properties. The arrangement provides that the Company will participate in a portion of the revenue generated by the tenants' use of such services. The Company believes that the relationship with this telecommunications service provider will allow the Company to offer its tenants an attractive e-commerce amenity and may result in additional revenue as a product of the revenue sharing arrangement.

The Company intends to continue to explore and develop various e-commerce initiatives in order to maximize the value of its assets.

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

DEVELOPMENT, ACQUISITION AND DISPOSITION STRATEGIES

The Company also seeks to achieve growth in income from rental operations through maintenance and expansion of its development pipeline, and acquisition of additional rental properties where management has identified opportunities which will create shareholder value over the long term. The Company also has a program to dispose of Properties which no longer fit with the Company's strategic objective or in situations where it can optimize cash proceeds.

The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. The Company and its Predecessor have developed over 41 million square feet of commercial real estate during the past 27 years. The Company's development activities fall into two categories: build-to-suit projects and projects built for inventory. The Company develops build-to-suit projects for existing and new tenants. These projects are substantially pre-leased to one or more
tenants prior to construction.   The Company also builds properties for
inventory, typically in high-occupancy markets in which the Company has identified sufficient demand at market rental rates to justify such construction.

DEVELOPMENT. During the year ended December 31, 1999, the Company completed 8 build-to-suit and 33 inventory projects, totaling approximately 3.4 million square feet of leasable space and representing an aggregate Total Investment of approximately $285.7 million. As of December 31, 1999, these completed development properties were 88.1% leased.

As of December 31, 1999, the Company had 22 Properties Under Development which, upon completion, are expected to generate approximately 2.2 million leasable square feet and are expected to represent a Total Investment of approximately $198.1 million. Approximately 33.7% of such leasable space was pre-leased as of December 31, 1999. The Company expects to complete the Properties Under Development over the next eight quarters.

As of December 31, 1999, the Company owned 1,307 acres of land for development, all zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that the land would support, as and when developed, approximately ten million leasable square feet. The Company's investment in land held for development as of December 31, 1999 was $111.2 million. The Company is obligated to purchase additional land under contracts entered into with a variety of parties. The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities.

ACQUISITIONS. The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long term.

During the year ended December 31, 1999, the Company acquired 13 properties comprising approximately 775,000 leasable square feet for a Total Investment of $63.1 million.

DISPOSITIONS. The Company seeks to generate capital through its asset disposition program pursuant to which Properties in Operation which no longer fit within the Company's strategic plan are sold and the proceeds from such sales are utilized to fund development and acquisitions consistent with the Company's business objectives and strategies.
During the year ended December 31, 1999, the Company sold 28 Properties compromising approximately 2.1 million square feet of leasable space for $109.9 million.

INTERNATIONAL OPERATION

The Company's international operation includes nine Properties in Operation and one Property Under Development in the County of Kent, England. In addition, the Company provides management services with respect to a joint venture between Rouse Kent Limited, which is owned by certain senior executives of the Company, and the County of Kent, England to develop a 650-acre, mixed-use park approximately 25 miles southeast of London. The Company has an option to purchase Rouse Kent Limited for nominal consideration. The Company has accounts and a loan receivable from Rouse Kent Limited at December 31, 1999, with outstanding balances of $5.1 million.

SUBSEQUENT ACTIVITIES

The Company intends to continue to pursue its development, acquisition and disposition strategies. The Company is currently in various stages of discussions and negotiations with respect to development, acquisition and disposition projects. The consummation of these or any other future developments, or acquisitions and dispositions, if any, and the pace at which developments may be completed and acquisitions and dispositions made, cannot be assured.

COMPETITION

The Company faces competition as a lessor, developer, buyer, and seller of properties. The Company believes that the quality of its Properties and its responsiveness to tenant needs will enable it to attract and retain high-quality tenants in the markets in which the Properties are located. However, the number of competitive properties in any particular market in which the Company's Properties are located could have a material adverse effect on both the Company's ability to lease space and on rental rates at the Properties. There are numerous other entities, including but not limited to other REITs, that compete with the Company in seeking to develop or acquire properties. However, the Company believes that its management, its market knowledge, its capital base, its existing sources of credit and its access to capital will provide the Company with competitive advantages..

ENVIRONMENTAL REGULATIONS

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment (collectively, "Environmental Laws"), a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, treated manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substances. In addition, the presence of any such substances or the failure to properly remediate such substances when present, released or discharged may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for disposal of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a storage, disposal or treatment facility or other facility at which there has been a release or a threatened release of such substances, whether or not such facility is owned or operated by such persons. In addition to any action required by federal, state or local authorities, the presence of hazardous or toxic substances on any of the Properties, or on any properties acquired hereafter, could result in private plaintiffs bringing claims for personal injury or other causes of action. In connection with the ownership and operation of the Properties, and with respect to any properties developed or acquired hereafter, the Company may be potentially liable for removal, remediation, natural resource damages, release or injury to persons or property. Further, various Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected Property or the imposition of monetary penalties and fines in addition to the costs required to attain compliance.

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

ITEM 2.  PROPERTIES

The Properties in Operation, as of December 31, 1999, consisted of 422 industrial and 212 office properties.

Single tenants occupy 254 Properties in Operation. The Company provides a reduced level of service in connection with the operation or maintenance of these properties. The remaining 380 of the Company's Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.

The Company's industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing, and research and development facilities. Substantially all of the Company's industrial Properties are located in suburban, mixed-use developments or business parks offering excellent access to interstate highway systems and all are well-maintained facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements, and industrial uses to increase re-leasing opportunities and control re-leasing costs. The average building size of the industrial properties is 76,379 leasable square feet. As of December 31, 1999, the Company's industrial properties were 94.8% leased. Major industrial tenants, based upon annual base rent, include DSC Logistics, Inc., the Government of the United States of America, General Electric Company, and Dial Corporation. None of the industrial tenants accounts for more than 1.3% of the Company's total annual base rent.

The Company's office Properties are mid-rise and single-story office buildings principally located in suburban, mixed-use developments or office parks. All of the Company's office Properties are well-maintained facilities. Substantially all are located in prime business locations within established business communities offering excellent access to interstate highway systems. As of December 31, 1999, the office properties were approximately 95.0% leased. The average building size of the office properties is 65,975 leasable square feet. Major office tenants, based upon annual base rent, include The Vanguard Group, SmithKline Beecham, Citigroup, and the Prudential Insurance Company.

None of the office tenants accounts for more than 5.0% of the Company's total annual base rent.

The table below sets forth certain information on the Company's
Properties in Operation as of December 31, 1999. A complete listing of the Properties in Operations appears as Schedule III to the financial statements of the Company included in this report.

                LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   BUILDING TYPE BY REGION
                                      DECEMBER 31, 1999

                                                         Total           Total
                             Type                      Base Rent      Square Feet     % Leased
                    ------------------------        --------------   ------------     --------
Southeastern PA     Industrial -Distribution         $  9,845,755      1,967,733        95.8%
                               -Flex                   18,070,473      2,021,282        95.4%
                    Office                             64,868,988      4,772,651        96.7%
                                                     ------------    ------------      -------
                    Total                            $ 92,785,216      8,761,666        96.2%
                                                     ============    ============     ========
New Jersey          Industrial -Distribution         $ 11,598,176      2,903,820        90.5%
                               -Flex                    8,254,731      1,305,687        82.4%
                    Office                             10,061,031        883,014        97.6%
                                                     ------------    ------------     --------
                    Total                            $ 29,913,938      5,092,521        89.6%
                                                     ============    ============     ========
Lehigh Valley       Industrial -Distribution         $ 19,849,731      5,311,832        96.6%
                               -Flex                    8,586,212      1,222,790        96.4%
                    Office                              6,085,132        539,717        94.4%
                                                     ------------    ------------     --------
                    Total                            $ 34,521,075      7,074,339        96.4%
                                                     ============    ============     ========
Maryland            Industrial -Distribution         $    825,313        199,977       100.0%
                               -Flex                    4,113,482        413,594        97.0%
                    Office                              6,114,252        529,758        99.8%
                                                     ------------    ------------     --------
                    Total                            $ 11,053,047      1,143,329        98.8%
                                                     ============    ============     ========
Virginia            Industrial -Distribution         $ 16,811,749      4,593,500        96.8%
                               -Flex                    5,125,307        698,194        87.5%
                    Office                              9,703,384        881,382        90.4%
                                                     ------------     -----------     --------
                    Total                            $ 31,640,440      6,173,076        94.8%
                                                     ============    ============     ========
The Carolinas       Industrial -Distribution         $  6,885,141      1,749,765        90.8%
                               -Flex                    2,059,904        299,002        84.7%
                    Office                             17,002,870      1,556,137        87.7%
                                                     ------------    ------------     --------
                    Total                            $ 25,947,915      3,604,904        89.0%
                                                     ============    ============     ========
Jacksonville        Industrial -Distribution         $  4,873,940      1,279,419        98.5%
                               -Flex                   10,022,201      1,689,421        94.5%
                    Office                             17,030,817      1,474,881        94.1%
                                                     ------------    ------------     --------
                    Total                            $ 31,926,958      4,443,721        95.5%
                                                     ============    ============     ========
Tampa               Industrial -Distribution            1,095,455        294,286       100.0%
                               -Flex                    7,376,763        896,619        97.3%
                    Office                              1,781,804        144,645       100.0%
                                                     ------------    ------------     --------
                    Total                            $ 10,254,022      1,335,550        98.2%
                                                     ============    ============     ========
South Florida       Industrial -Distribution            3,020,269        603,598        93.0%
                               -Flex                    1,780,044        251,073        96.3%
                    Office                              8,235,455        759,303        93.7%
                                                     ------------    ------------     --------
                    Total                            $ 13,035,768      1,613,974        93.9%
                                                     ============    ============     ========
Minnesota           Industrial -Distribution         $    700,440        143,502       100.0%
                               -Flex                   12,636,993      1,711,079        98.1%
                    Office                              9,860,739        755,628        97.9%
                                                     ------------    ------------     --------
                    Total                              23,198,172      2,610,209        98.2%
                                                     ============    ============     ========
Michigan            Industrial -Distribution         $  1,454,865        396,494       100.0%
                               -Flex                   15,778,671      2,171,774        96.0%
                    Office                             16,745,355      1,496,214        98.5%
                                                     ------------    ------------     --------
                    Total                            $ 33,978,891      4,064,482        97.3%
                                                     ============    ============     ========
-12-

                 LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   BUILDING TYPE BY REGION
                                      DECEMBER 31, 1999

                                                         Total           Total
                             Type                      Base Rent      Square Feet     % Leased
                    ------------------------        --------------   ------------     --------
United Kingdom      Industrial -Distribution         $          -              -           -
                               -Flex                    2,167,647        107,558        99.6%
                    Office                              3,751,715        193,307        76.6%
                                                     ------------    ------------     --------
                    Total                            $  5,919,362        300,865        84.8%
                                                     ============    ============     ========
TOTAL               Industrial -Distribution         $ 76,960,834     19,443,926        95.3%
                               -Flex                   95,972,428     12,788,073        94.1%
                    Office                            171,241,542     13,986,637        95.0%
                                                     ------------    ------------     --------
                    Total                             344,174,804     46,218,636        94.9%
                                                     ============    ============     ========

ITEM 3.   LEGAL PROCEEDINGS

The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company's operations.
The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that any future legal proceedings (including any related judgments, settlements or costs) will not materially adversely affect the Company's financial condition, liquidity, or results of operations.

On June 27, 1995, the Environmental Protection Agency ("EPA") notified Willard G. Rouse III, and two former senior executives, together with six other companies or individuals, that they may be potentially responsible, as former owners, for a portion of the response costs for remediation of ground water in part of the North Penn Service Area for certain properties located in Upper Gwynedd Township, Pennsylvania, (the "Church Road Properties"). The Company acquired the Church Road Properties from the Predecessor upon formation of the Company. The Company sold the Church Road Properties in 2000. The Company has not been similarly notified by the EPA; however, as a prior owner of the Church Road Properties, the potential exists for the Company to be named a potentially responsible party if there has been a release from the Church Road Properties of hazardous substances, including trichloroethylene, that requires remediation. In such circumstances, the Company believes it would have claims against other financially responsible parties (including previous owners of the Church Road Properties, such as Zenith and the other parties identified by the EPA as potentially liable) and, consequently, the Company does not believe that its liability with respect to this matter, if any, is likely to be material. In addition, Mr. Rouse, Joseph P. Denny and two former senior executives agreed to indemnify the Company for a period of 10 years commencing in June 1994 with respect to material environmental liabilities associated with the Church Road Properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS

The following persons are the executive officers of the Trust, which is the sole general partner of the Operating Partnership:

                           AGE AT
                          FEBRUARY               POSITION
        NAME              22, 2000
-----------------------   --------   -----------------------------------------------
Willard G. Rouse III       57        Chairman of the Board of Trustees
                                     and Chief Executive Officer

Joseph P. Denny            53        President, Chief Operating Officer and Trustee

George J. Alburger, Jr.    52        Chief Financial Officer and Treasurer

Robert E. Fenza            42        Executive Vice President

James J. Bowes             46        Secretary and General Counsel

Willard G. Rouse III has served as Chairman of the Board of Trustees and Chief Executive Officer of the Company since March 1994. Mr. Rouse had been a General Partner of the Predecessor since its founding in 1972. Mr. Rouse has served as Chairman of each of the Pennsylvania Convention Center Authority, Foundation for Architecture, We the People 2000 and the Philadelphia Children's Network and as President of the Fellowship Commission. Mr. Rouse is currently Chair of The Philadelphia Regional Performing Arts Center, which is constructing a performing arts center in Philadelphia, Pennsylvania. Effective April 1, 2000, Mr. Rouse will assume the additional title of President of the Company.

Joseph P. Denny has served as President and Chief Operating Officer of the Company and a trustee of the Trust since March 1994. Mr. Denny joined the Predecessor in 1979 and served as a Regional Manager. In the various capacities in which he served the Predecessor, he was responsible for developing approximately one billion dollars of projects, primarily large urban projects. Mr. Denny serves on the Advisory Board of the Wharton Business School's Real Estate Center. Effective April 1, 2000, Mr. Denny will step down from his position as President and Chief Operating Officer of the Company and will assume the position of Vice Chairman.

Robert E. Fenza has served as an Executive Vice President of the Company since March 1994, with principal responsibility for operations, property management and asset management. Mr. Fenza joined the Predecessor in 1984 and advanced to Regional Manager in 1987 and to Northern Division Manager in 1991. Effective April 1, 2000, Mr. Fenza will assume the additional title of Chief Operating Officer of the Company.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
SHAREHOLDERS MATTERS

The Common Shares are traded on the New York Stock Exchange under the symbol "LRY." There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

                                                            DIVIDENDS
                                                           DECLARED PER
                                  HIGH        LOW          COMMON SHARE
                                  ----        ---          -------------
1999
First Quarter                   $25 5/16    $20 3/4            $0.45
Second Quarter                   25 3/8      20 3/8             0.45
Third Quarter                    24 13/16    22 11/16           0.52
Fourth Quarter                   24 13/16    21                 0.52

1998
First Quarter                   $28 3/8     $25                $0.42
Second Quarter                   27          24 1/2             0.42
Third Quarter                    26 3/16     21 1/2             0.45
Fourth Quarter                   25          20 13/16           0.45

As of February 22, 2000, the Common Shares were held by 1,114 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior periods have been restated to conform to current-year presentation.

                           LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                           ------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------
                              1999        1998         1997        1996         1995
                           ----------   ----------  ----------  ----------  ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Total revenue               $ 472,498   $  388,378  $  229,999  $  153,688   $ 117,041
Rental and real estate
  tax expense                 129,439      108,345      61,079      40,853      29,314
Interest expense               99,663       78,617      51,067      39,555      37,688
General and administra-
  tive expenses                16,127       15,522      10,650       8,023       5,212
Depreciation and
  amortization                 84,464       67,932      40,752      28,203      22,518
                           ----------   ----------  ----------  ----------   ---------
Income before property
  dispositions,
  extraordinary item and
  minority interest           142,805      117,962      66,451      37,054      22,309

Gain (loss) on property
  dispositions                 13,188       (1,285)      2,518         577           -
                           ----------   ----------  ----------  ----------   ---------
Income before extraordinary
  item and minority
  interest                    155,993      116,677      68,969      37,631      22,309

Extraordinary item-loss
  on extinguishment of
  debt                          1,145            -       2,919           -           -
                           ----------   ----------  ----------  ----------   ---------
Income before minority
  interest                    154,848      116,677      66,050      37,631      22,309
Minority interest              13,524        8,062       5,606       3,891       2,843
                           ----------   ----------  ----------  ----------   ---------

Net income                    141,324      108,615      60,444      33,740      19,466
                           ----------   ----------  ----------  ----------   ---------

Preferred share
  distributions               11,000        11,000       4,247           -           -
                           ----------   ----------  ----------  ----------   ---------
Income available to
  common shareholders      $ 130,324    $   97,615  $   56,197  $   33,740   $  19,466
                           ==========   ==========  ==========  ==========   =========

Distributions paid on
  common shares and units  $ 133,387   $  109,361  $   70,615  $   52,569   $  38,683
                           ==========   ==========  ==========  ==========   =========

Distributions paid on
  preferred shares
  and units                $  14,784   $   11,000  $    2,414           -           -
                           ==========   ==========  ==========

PER SHARE DATA
Earnings per share
  Basic:
Income per common share
  before extraordinary
  item                     $   1.98     $     1.60  $     1.45  $     1.14   $    0.89
Extraordinary item         $  (0.02)    $        -  $    (0.06) $        -   $       -
Income per common share    $   1.96     $     1.60  $     1.39  $     1.14   $    0.89
  Diluted:
Income per common share
  before extraordinary
  item                     $   1.97     $     1.59  $     1.44  $     1.14   $    0.89
Extraordinary item         $  (0.02)    $        -  $    (0.06) $        -   $       -
Income per common share    $   1.95     $     1.59  $     1.38  $     1.14   $    0.89
Distributions paid per
  common share             $   1.87     $     1.71  $     1.65  $     1.61   $    1.60
Distributions paid per
  preferred share          $   2.20     $     2.20  $     0.48           -           -
Weighted average number
  of shares outstanding -
  basic  <F1>                66,495         61,036      40,493      29,603      21,833
Weighted average number
  of shares outstanding -
  diluted <F2>               66,727         61,315      40,806      29,678      21,838


                           LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                           ------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------
                              1999        1998         1997        1996         1995
                           ----------   ----------  ----------  ----------  ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OTHER DATA
Cash provided by opera-
  ting activities          $212,421     $  219,223  $  136,596  $   68,643   $  68,186
Cash used by investing
  activities               (238,778)      (839,542)   (864,562)   (267,099)   (281,862)
Cash provided by
  financing activities       21,030        579,631     763,433     207,439     199,136
Funds from operations <F3>  210,982        173,829     102,519      64,917      44,606

                                                       LIBERTY PROPERTY TRUST/
                                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                                ------------------------------------------------------------------------
                                                             DECEMBER 31,
                                ------------------------------------------------------------------------
                                    1999          1998            1997           1996           1995
                                ------------  ------------    ------------   ------------   ------------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Net real estate                  $ 2,984,577   $ 2,819,119     $ 1,956,717    $ 1,061,234    $  826,289
Total assets                       3,118,133     2,931,408       2,093,858      1,152,560       897,409
Total indebtedness                 1,491,238     1,423,843         960,134        678,709       473,909
Shareholders' and owners'
  equity                           1,294,607     1,267,036         955,595        375,532       335,521

OTHER DATA
Total leasable square foot-
  age of properties at end
  of period (in thousands)            46,219        44,168          32,453         20,617        16,693
Number of properties at
  end of period                          634           608             441            259           208
Percentage leased at end
  of period                               95%           95%             95%            93%           92%

<F1>  Basic weighted average number of shares includes only Common
Shares outstanding during the year.

<F2>  Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options. Such number excludes Common Shares issuable upon conversion of the Convertible Debentures, because to do so would have been antidilutive for the periods presented.

<F3>  "Funds from operations" is defined by the National Association of
Real Estate Investment Trusts ("NAREIT") as net income or loss after preferred distributions (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property and extraordinary items as defined by GAAP, plus real estate-related depreciation and amortization and minority interest. Funds from operations does not represent net income or cash flows generated from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the years ended December 31, 1999, 1998 and 1997 are included in Note 11 of the Notes to the Liberty

Property Trust Financial Statements and Note 10 of the Liberty Property Limited Partnership Financial Statements.

In 1999, the Company continued to focus on creating value and increasing profitability and cash flow. With respect to its core portfolio of Properties in Operation the Company endeavors to maintain and increase its high occupancy levels while increasing rental rates. The Company pursues development opportunities that create value and yield high returns. The Company also acquires properties which provide high returns and create long-term value, and disposes of Properties which no longer fit with the Company's strategic objectives or in situations where it can optimize cash proceeds.

The Company's operating results depend primarily upon income from rental operations. This income is substantially influenced by rental demand for the Properties in Operation. In addition, the Company's continued growth is dependent upon its ability to maintain property occupancy rates and increase rental rates on the Properties in Operation, to develop new properties to meet demand and to strategically acquire additional properties and dispose of existing properties. The occupancy rate of the Properties in Operation has been in the 94% to 95% range for the last three years and was 94.9% at December 31, 1999. The Company will seek to maintain and increase its overall occupancy and also will seek to increase rental rates in replacement and renewal leases. Stable or increasing occupancy, along with increases in rental rates, would allow the Properties in Operation to continue to provide a comparable or increasing level of income from rental operations.

The Company also seeks to achieve growth in income from rental operations through controlling expenses, maintenance and expansion of its development pipeline, and acquisition of additional rental properties where management has identified opportunities which will create shareholder value over the long term.

The number of properties brought into service increased in 1999 compared to 1998. In 1999, the Company completed development of 41 properties totaling approximately 3.4 million leasable square feet for a Total Investment of $285.7 million. In 1998, the Company completed development of 34 properties totaling approximately 3.5 million leasable square feet for a Total Investment of $237.3 million. In addition, as of December 31, 1999, the Company had 22 Properties Under Development expected to generate, upon completion, approximately 2.2 million leasable square feet of suburban office and industrial space for a Total Investment of approximately $198.1 million. The Company expects to complete the Properties Under Development over the next eight quarters.

The Company acquired 13 properties consisting of approximately 775,000 leasable square feet during 1999 for a Total Investment of approximately $63.1 million as compared to the acquisition of 144 properties consisting of approximately 8.6 million leasable square feet during 1998 for a Total Investment of approximately $626.3 million. The Company will seek to continue to achieve attractive returns on acquisitions.
The Company anticipates that given current market conditions, the pace of acquisitions of rental properties in 2000 will be approximately the same as it was in 1999.

In 1999, the Company disposed of 28 Properties totaling approximately
2.1 million leasable square feet for $109.9 million. In 1998, the Company disposed of ten Properties totaling approximately 412,000 leasable square feet for $18.9 million. The Company anticipates the selective disposition of Properties to continue.

The Company continued to strengthen its balance sheet in 1999 by accessing both the private equity market and the public debt market.
The Company raised approximately $95.0 million through the issuance of 9.25% Series B Cumulative Redeemable Preferred Units. In addition, the Company issued $250.0 million principal amount of investment grade rated 10-year unsecured notes.

The composition of the Properties in Operation as of December 31, 1999 and 1998 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET           PERCENT OCCUPIED
                               -----------------     ----------------       -----------------
                                 DECEMBER 31,          DECEMBER 31,           DECEMBER 31,
TYPE                            1999      1998         1999     1998          1999     1998
-------------------------      -------   -------     -------  -------       -------   -------
Industrial - Distribution       19,444   19,069       42.1%    43.2%         95.3%     95.0%
Industrial - Flex               12,788   12,771       27.7%    28.9%         94.1%     94.4%
Office                          13,987   12,328       30.2%    27.9%         95.0%     95.6%
                               -------   ------      -------  -------       -------   -------
Total                           46,219   44,168      100.0%   100.0%         94.9%     95.0%
                               =======   ======      ======   ======        ======    ======

The expiring square feet and annual base rent by year for the above Properties in Operation as of December 31, 1999 are as follows (in thousands):

                   INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
              EXPIRING  EXPIRING    EXPIRING  EXPIRING    EXPIRING  EXPIRING    EXPIRING  EXPIRING
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2000            2,187    $ 8,616      2,672    $ 20,112     2,354    $ 28,441     7,213    $ 57,169
2001            3,042     13,213      2,004      15,195     1,629      20,939     6,675      49,347
2002            3,354     13,546      1,905      15,185     1,360      16,820     6,619      45,551
2003            1,780      8,495      1,796      16,189     1,269      17,084     4,845      41,768
2004            2,214     10,604      1,423      13,168     1,560      23,292     5,197      47,064
2005            1,137      5,753        385       4,467     1,587      22,170     3,109      32,390
Thereafter      4,818     24,458      1,844      19,359     3,525      57,391    10,187     101,208
               ------    --------    ------    --------    -------   --------    ------    --------
Total          18,532    $84,685     12,029    $103,675    13,284    $186,137    43,845    $374,497
               ======    ========    ======    ========    =======   ========    ======    ========
Total Square
Feet           19,444                12,788                13,987                46,219
               ======                ======                ======                ======
Percent of
Total Expiring
Annual Base
Rent                        22.6%                 27.7%                 49.7%                100.0%
                         ========              ========              ========              ========

The scheduled deliveries of the 2.2 million square feet of leasable space in Properties Under Development as of December 31, 1999 are as follows (in thousands):

                                 SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                        PERCENT LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    DECEMBER 31, 1999     TOTAL INVESTMENT
----------------        ------  ------  -------  ------    -----------------     ----------------
1st Quarter 2000            -       65     207      272            97.6%            $ 30,375
2nd Quarter 2000            -       34     304      338            55.5%              44,802
3rd Quarter 2000            -       55     338      393            63.7%              43,222
4th Quarter 2000          522       30     114      666             6.1%              33,980
Thereafter                250      113     180      543               -               45,674
                        ------  ------  -------  ------           ------            ----------
Total                     772      297   1,143    2,212            33.7%            $198,053
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

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 1999 with the results of operations of the Company for the year ended December 31, 1998, and the results of operations of the Company for the year ended December 31, 1998 with the results of operations of the Company for the year ended December 31, 1997. As a result of the significant level of development, acquisition and disposition activities by the Company in 1999 and 1998, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31,
1998.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $472.5 million for the year ended December 31, 1999 from $388.4 million for the year ended December 31, 1998. This increase was primarily due to the increase in the number of Properties in Operation during the respective periods. As of January 1, 1998, the Company had 441 Properties in Operation, and, through December 31, 1998, completed the development on 34 properties, acquired 144 additional properties for a Total Investment (as defined below) of $863.6 million, and disposed of 10 Properties for $18.9 million. As of January 1, 1999, the Company had 608 Properties in Operation and, through December 31, 1999, completed development on 41 properties, acquired 13 additional properties for a Total Investment of $348.9 million, and disposed of 28 Properties for $109.9 million. Furthermore, total revenue increased because the operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 95.5% for the year ended December 31, 1999 from 93.4% for the year ended December 31, 1998 due to the increase in average occupancy during the year. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Rental property and real estate tax expenses increased to $129.4 million for the year ended December 31, 1999 from $108.3 million for the year ended December 31, 1998. This increase is due to the increase in the number of Properties in Operation.

Property level operating income for the "Same Store" properties (properties owned since January 1, 1998) increased to $219.6 million for the year ended December 31, 1999 from $209.9 million for the year ended December 31, 1998, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $216.3 million for the year ended December 31, 1999 from $206.7 million for the year ended December 31, 1998, without straightlining. These increases, each equaling 4.6%, are primarily due to increases in rental rates, and to a modest extent due to increases in occupancy.

Set forth below is a schedule comparing the property level operating income, with and without straightlining, for the Same Store properties for the years ended December 31, 1999 and 1998(in thousands).

                                         WITH STRAIGHTLINING     WITHOUT STRAIGHTLINING
                                         -------------------     ----------------------
                                           1999       1998           1999       1998
                                         --------   --------       --------   --------

Rental revenue                           $222,736   $214,630       $219,424   $211,421
Operating expense reimbursement            80,434     75,974         80,434     75,974
                                         --------   --------       --------   --------
                                          303,170    290,604        299,858    287,395

Rental property expenses                   57,619     56,444         57,619     56,444
Real estate taxes                          25,985     24,292         25,985     24,292
                                         --------   --------       --------   --------
Property level operating income          $219,566   $209,868       $216,254   $206,659
                                         ========   ========       ========   ========

General and administrative expenses increased to $16.1 million for the year ended December 31, 1999 from $15.5 million for the year ended December 31, 1998. This $600,000 increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of Properties in Operation during the respective periods. The increase is somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of Properties in Operation.

Depreciation and amortization expenses increased to $84.5 million for the year ended December 31, 1999 from $67.9 million for the year ended December 31, 1998. This increase is due to the increase in the number of Properties in Operation during the respective periods.

Interest expense increased to $99.7 million for the year ended December 31, 1999 from $78.6 million for the year ended December 31, 1998. This increase is due to an increase in the average debt outstanding for the respective periods which was $1,474.6 million in 1999 and $1,233.3 million in 1998. This increase is also due to an increase in the weighted average interest rates for the periods, to 7.33% in 1999 from 7.29% in 1998.

In 1999, the Company realized a gain on sale of $13.2 million, due to the sale of 28 Properties for $109.9 million. In 1998, the Company realized a loss on sale of $1.3 million, due to the sale of 10
Properties for $18.9 million.

In 1999, the Company repurchased $6.6 million principal amount of its Convertible Debentures. This resulted in the recognition of an extraordinary loss in 1999 of $1.1 million. This loss represented the redemption premium and the write-off of related deferred financing costs. There were no extraordinary items in 1998.

As a result of the foregoing, the Company's income before minority interest increased to $154.8 million for the year ended December 31, 1999 from $116.7 million for the year ended December 31, 1998. In addition, net income increased to $141.3 million for the year ended December 31, 1999 from $108.6 million for the year ended December 31, 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31,
1997.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $388.4 million for the year ended December 31, 1998 from $230.0 million for the year ended December 31, 1997. This increase was primarily due to the increase in the number of Properties in Operation during the respective periods. As of January 1, 1997, the Company had 259 Properties in Operation and, through December 31, 1997, completed development on 20 properties, acquired 170 additional properties for a Total Investment of $871.5 million and disposed of eight Properties for $35.4 million. As of January 1, 1998, the Company had 441 Properties in Operation, and, through December 31, 1998, completed the development on 34 properties, acquired 144 additional properties for a Total Investment of $863.6 million, and disposed of 10 Properties for $18.9 million. Furthermore, total revenue increased because the operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 93.4% for the year ended December 31, 1998 from 90.9% for the year ended December 31, 1997 due to the increase in occupancy.

Rental property and real estate tax expenses increased to $108.3 million for the year ended December 31, 1998 from $61.1 million for the year ended December 31, 1997. This increase is due to the increase in the number of Properties in Operation.

Property level operating income for the "Same Store" properties (properties owned since January 1, 1997) increased to $129.7 million for the year ended December 31, 1998 from $124.2 million for the year ended December 31, 1997, with straightlining, and increased to $129.3 million for the year ended December 31, 1998 from $122.8 million for the year ended December 31, 1997, without straightlining. These increases of 4.4%, and 5.3%, respectively, are due to increases in rental rates and increases in occupancy.

Set forth below is a schedule comparing the property level operating income, with and without straightlining, for the Same Store properties for the years ended December 31, 1998 and 1997(in thousands).

                                         WITH STRAIGHTLINING     WITHOUT STRAIGHTLINING
                                         -------------------     ----------------------
                                           1998       1997           1998       1997
                                         --------   --------       --------   --------
Rental revenue                           $132,434   $128,430       $132,118   $127,093
Operating expense reimbursement            41,739     39,522         41,739     39,522
                                         --------   --------       --------   --------
                                          174,173    167,952        173,857    166,615

Rental property expenses                   31,862     31,837         31,862     31,837
Real estate taxes                          12,660     11,965         12,660     11,965
                                         --------   --------       --------   --------
Property level operating income          $129,651   $124,150       $129,335   $122,813
                                         ========   ========       ========   ========

General and administrative expenses increased to $15.5 million for the year ended December 31, 1998 from $10.7 million for the year ended December 31, 1997. This $4.8 million increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of Properties in Operation during the respective periods. The increase is somewhat mitigated by the benefit of certain economies of scale experienced by the Company in owning and operating the increased number of Properties in Operation. Additionally, the year ended December 31, 1998 reflects the expensing of internal acquisition costs as of January 1, 1998 in compliance with EITF 97-11, whereas these costs of $1.2 million were capitalized in 1997.

Depreciation and amortization expenses increased to $67.9 million for the year ended December 31, 1998 from $40.8 million for the year ended December 31, 1997. This increase is due to the increase in the number of Properties in Operation during the respective periods.

Interest expense increased to $78.6 million for the year ended December 31, 1998 from $51.1 million for the year ended December 31, 1997. This increase is due to an increase in the average debt outstanding for the respective periods which was $1,233.3 million in 1998 and $787.7 million in 1997. This increase is offset by a decrease in the weighted average interest rates for the periods, to 7.3% in 1998 from 7.5% in 1997.

In 1998, the Company realized a loss on sale of $1.3 million, due to the sale of 10 Properties for $18.9 million. In 1997, the Company realized a gain on sale of $2.5 million, due to the sale of 8 Properties for $35.4 million.

In 1997, the Company replaced its two existing secured lines of credit aggregating $350 million with a $325 million unsecured credit facility. This resulted in the recognition of an extraordinary loss in 1997 of $2.9 million. This loss represented the write-off of related deferred financing costs. There were no extraordinary items in 1998.

As a result of the foregoing, the Company's income before minority interest increased to $116.7 million for the year ended December 31, 1998 from $66.1 million for the year ended December 31, 1997. In addition, net income increased to $108.6 million for the year ended December 31, 1998 from $60.4 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash and cash equivalents of $9.1 million.

Net cash flow provided by operating activities decreased to $212.4 million for the year ended December 31, 1999 from $219.2 million for the year ended December 31, 1998. This $6.8 million decrease was primarily due to the 1998 increase in other liabilities and the 1999 increase in other assets, offset by the additional cash flow generated by the greater number of Properties in Operation during the latter period as discussed above under "Results of Operations". Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and re-leasing costs for the Company's Properties in Operation.

Net cash used in investing activities decreased to $238.8 million for the year ended December 31, 1999 from $839.5 million for the year ended December 31, 1998. The primary reason for this $600.7 million decrease was a reduction in investment in Properties in Operation due to a decrease in the number of attractive acquisition opportunities available in 1999 compared to 1998. Furthermore, due to this market situation, the Company increased the level of its asset dispositions in 1999 compared to 1998.

Net cash provided by financing activities decreased by $558.6 million to $21.0 million for the year ended December 31, 1999 from $579.6 million for the year ended December 31, 1998. Net cash provided by financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. It is a source of capital utilized by the Company to fund investment activities and the decrease in such funding activities for 1999 is consistent with the decrease in the level of the Company's investment activities as described above.

The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources to include proceeds from the disposition of Properties. These activities may be funded on a temporary basis through its $325.0 million unsecured line of credit (the "Credit Facility"), which matures in May 2000. The Company is in the process of negotiating a new credit facility. The Company uses debt financing to lower its overall cost of capital which increases our return to our shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures to include debt to gross assets and interest coverage and earnings to fixed charges ratios. The Company's capital structure and financial policies have earned the Company prospective senior debt ratings of BBB- from Standard and Poor's Ratings Group ("S&P") and Baa3 from Moody's Investors Services, Inc. ("Moody's").

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's and S&P. At the Company's current ratings, the interest rate for borrowings under the Credit Facility is 110 basis points over LIBOR.

As of December 31, 1999, $374.8 million in mortgage loans and $985.0 million in unsecured notes were outstanding. The interest rates on

$1,263.5 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $6.3 million of mortgage loans float with a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 7.6 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands):

               MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES    NOTES (1)       TOTAL      INTEREST RATE
           ------------   ----------    ---------    -----------   -------------
2000        $  9,489       $  5,654      $      -     $    15,143        7.9%
2001           9,246         20,122        90,000         119,368        7.3%
2002           8,147              -       100,000         108,147        6.7%
2003           8,127         26,606        50,000          84,733        7.3%
2004           8,206         15,904       100,000         124,110        7.0%
2005           7,173        115,051             -         122,224        7.6%
2006           5,091         30,079       100,000         135,170        7.2%
2007           4,640              -       100,000         104,640        7.3%
2008           4,331         28,835             -          33,166        7.2%
2009           2,218         42,069       270,000         314,287        7.8%
2010           1,426              -             -           1,426        7.7%
2011           1,168          3,303             -           4,471        7.7%
2012             266         17,674             -          17,940        7.7%
2013              -              -         75,000          75,000        6.4%
2018              -              -        100,000         100,000        7.5%
             --------      --------     ---------      ----------       -----
             $69,528       $305,297      $985,000      $1,359,825        7.3%
             ========      ========     =========      ==========       =====

(1)  The $75,000 of unsecured notes due 2013 is putable 2003.

GENERAL

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's need for capital in 1999 was somewhat reduced by a decline in acquisition activity, resulting from a general marketplace decline during that period in initial returns on acquisitions. The Company's existing sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility (or a replacement credit facility) from time to time.

In 1999, the Company received $93.0 million in aggregate net proceeds from the issuance of 9.25% Series B Cumulative Redeemable Preferred Units, $135.0 million from the closing of a two-year unsecured term loan, and $246.0 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from issuance of the preferred units, term loan and unsecured notes to fund the Company's activities, including paying down the credit facility, which funds development and acquisition activity.

In 1998, the Company received $296.3 million in aggregate net proceeds from the issuance of Common Shares and $292.1 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from the sale of Common Shares and the unsecured notes to fund the Company's activities, including paying down the Credit Facility, which funds development and acquisition activity.

In connection with the acquisition of properties during the year ended December 31, 1998, the Company issued 1,049,846 common units. No common units were issued in connection with the acquisition of properties in the year ended December 31, 1999.

In October 1999, the Board of Trustees authorized a share repurchase program under which the Company may purchase up to $100 million of the Company's Common Shares or Convertible Debentures. Through December 31, 1999, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 332,250 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $9 million.

In September 1999, the quarterly Common Share dividend was increased to $0.52 per share from $0.45 per share. The Company's annual Common Share dividend paid was $1.87 per share, $1.71 per share and $1.65 per share in 1999, 1998 and 1997, respectively. In 1999, the Company's dividend payout ratio was approximately 65% of funds from operations per share.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the "Shelf Registration Statement"). As of February 22, 2000, pursuant to the Shelf Registration Statement, the Trust has the capacity to issue up to $688.4 million in equity securities and the Operating Partnership has the capacity to issue up to $108.0 million in debt securities.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income or loss after preferred distributions (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property and extraordinary items as defined by GAAP, plus real estate-related depreciation and amortization and minority interest. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Income available to common shareholders                  $130,324   $ 97,615   $ 56,197
Add back:
 Minority interest less preferred unit distributions        9,741      8,062      5,606
 Depreciation and amortization                             82,960     66,867     40,315
 Extraordinary item-loss on extinguishment on debt          1,145          -      2,919
 (Gain) loss on sale of property                          (13,188)     1,285     (2,518)
                                                         --------   --------   --------
Funds from operations                                    $210,982   $173,829   $102,519
                                                         ========   ========   ========

IMPACT OF YEAR 2000

In prior filings, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The expenses incurred during 1999 in connection with remediating the Company's systems were not material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its Properties, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

INFLATION

Inflation has remained relatively low during the last three years, and as a result, has not had a significant impact on the Company during this period. The Credit Facility and certain other indebtedness bear interest at a variable rate; therefore, the amount of interest payable under the Credit Facility and such other indebtedness will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes or utilities, substantially all of the tenants' leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

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

The Company is exposed to market risk related to its Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Inflation." The interest on the Credit Facility and such other indebtedness is subject to fluctuations in the market.

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

If the interest rates for variable rate debt were 100 basis points higher or lower during 1999, the Company's interest expense would have been increased or decreased by approximately $1.8 million. If the interest rates for fixed rate debt maturing and to be refinanced in 2000 are 100 basis points higher or lower than its current weighted average rate of 8.7%, the Company's interest expense would be increased or decreased by approximately $13,000.

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

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT
AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust:
----------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 1999 and 1998

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31,
  1999, 1998 and 1997

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31,
  1999, 1998 and 1997

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31,
  1999, 1998 and 1997

Notes to Consolidated Financial Statements - Liberty Property Trust

Financial Statement Schedule - Liberty Property Trust:
Schedule III - Real Estate and Accumulated Depreciation as of December
  31, 1999

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership:
------------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
   1999 and 1998

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 1999, 1998 and 1997

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements - Liberty Property Limited
Partnership

Financial Statement Schedule - Liberty Property Limited Partnership:
Schedule III - Real Estate and Accumulated Depreciation as of
   December 31, 1999

REPORT OF INDEPENDENT AUDITORS




To The Board of Trustees and Shareholders
Liberty Property Trust



We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 8, 2000

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 31,
                                               -------------------------
                                                  1999          1998
                                               ----------    ----------
ASSETS
Real estate:
 Land and land improvements                    $  411,678    $  366,853
 Buildings and improvements                     2,593,002     2,378,272
 Less accumulated depreciation                   (270,174)     (209,023)
                                               ----------    ----------
Operating real estate                           2,734,506     2,536,102

 Development in progress                          138,870       207,563
 Land held for development                        111,201        75,454
                                               ----------    ----------
Net real estate                                 2,984,577     2,819,119

Cash and cash equivalents                           9,064        14,391
Accounts receivable                                13,388        13,428
Deferred financing and leasing costs,
 net of accumulated amortization
 (1999 $58,033; 1998 $49,390)                      46,941        39,475
Prepaid expenses and other assets                  64,163        44,995
                                               ----------    ----------
Total assets                                   $3,118,133    $2,931,408
                                               ==========    ==========
LIABILITIES
Mortgage loans                                 $  374,825    $  413,224
Unsecured notes                                   985,000       645,000
Credit facility                                    47,000       264,000
Convertible debentures                             84,413       101,619
Accounts payable                                   15,599        18,253
Accrued interest                                   22,422        18,263
Dividend payable                                   39,198        33,734
Other liabilities                                  67,558        69,025
                                               ----------    ----------
Total liabilities                               1,636,015     1,563,118

Minority interest                                 187,511       101,254

SHAREHOLDERS' EQUITY
8.8% Series A cumulative redeemable
 preferred shares, $.001 par value,
 5,000,000 shares authorized,
 issued and outstanding as of
 December 31, 1999 and 1998                       120,814       120,814
9.25% Series B cumulative redeemable
 preferred shares, $.001 par value,
 3,800,000 shares authorized as of
 December 31, 1999, none issued and
 outstanding                                            -             -
Common shares of beneficial interest,
 $.001 par value, 191,200,000 shares
 authorized, 67,030,199 (includes 59,100
 in treasury) and 65,645,340
 shares issued and outstanding as of
 December 31, 1999 and 1998, respectively              67            66
Additional paid-in capital                      1,196,736     1,168,663
Unearned compensation                                (743)         (562)
Distributions in excess of net income             (20,940)      (21,945)
Common shares in treasury, at cost, 59,100
 shares as of December 31, 1999                    (1,327)            -
                                               ----------    ----------
Total shareholders' equity                      1,294,607     1,267,036
                                               ----------    ----------
Total liabilities and shareholders' equity     $3,118,133    $2,931,408
                                               ==========    ==========

See accompanying notes.

             CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1999           1998           1997
                                              ------------   ------------   ------------
REVENUE
Rental                                        $  342,931     $  281,732     $  169,859
Operating expense reimbursement                  123,591        101,248         55,502
Interest and other                                 5,976          5,398          4,638
                                              ------------   -----------    -----------
Total revenue                                    472,498        388,378        229,999

OPERATING EXPENSES
Rental property                                   87,415         74,007         43,118
Real estate taxes                                 42,024         34,338         17,961
Interest expense                                  99,663         78,617         51,067
General and administrative                        16,127         15,522         10,650
Depreciation and amortization                     84,464         67,932         40,752
                                              ------------   -----------    -----------

Total expenses                                   329,693        270,416        163,548
                                              ------------   -----------    -----------

Income before property dispositions,
 extraordinary item and minority
 interest                                        142,805        117,962         66,451
Gain (loss) on property dispositions              13,188         (1,285)         2,518
                                              ------------   -----------    -----------

Income before extraordinary item
 and minority interest                           155,993        116,677         68,969

Extraordinary item-loss on
 extinguishment of debt                            1,145              -          2,919
                                              ------------   -----------    -----------
Income before minority interest                  154,848        116,677         66,050

Minority interest                                 13,524          8,062          5,606
                                              ------------   -----------    -----------

Net income                                       141,324        108,615         60,444

Preferred share distributions                     11,000         11,000          4,247
                                              ------------   -----------    -----------
Income available to common shareholders       $  130,324     $   97,615     $   56,197
                                              ============   ===========    ===========
Earnings per share
 Basic:
 Income before extraordinary item             $     1.98     $     1.60     $     1.45
 Extraordinary item                                (0.02)             -          (0.06)
                                              ------------   -----------    -----------
 Income available to common shareholders      $     1.96     $     1.60     $     1.39
                                              ============   ===========    ===========
 Diluted:
 Income before extraordinary item             $     1.97     $     1.59     $     1.44
 Extraordinary item                                (0.02)             -          (0.06)
                                              ------------   -----------    -----------
 Income available to common shareholders      $     1.95     $     1.59     $     1.38
                                              ============   ===========    ===========
Weighted average number of
 common shares outstanding
 Basic                                            66,495         61,036         40,493
 Diluted                                          66,727         61,315         40,806
                                              ============   ===========    ===========

See accompanying notes.

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF LIBERTY PROPERTY TRUST
                                                         (IN THOUSANDS)


                                                                                 RETAINED
                                        COMMON                                   EARNINGS        COMMON
                                       SHARES OF    ADDITIONAL                 (DISTRIBUTIONS    SHARES       TOTAL
                           PREFERRED   BENEFICIAL    PAID-IN       UNEARNED     IN EXCESS OF    HELD IN   SHAREHOLDERS'
                             SHARES     INTEREST     CAPITAL     COMPENSATION    NET INCOME)    TREASURY     EQUITY
                           ----------  ---------   ------------  ------------  --------------   --------  -------------
Shareholders' equity
 at January 1, 1997                    $     31    $  370,813    $   (1,408)   $     6,096                $   375,532

Net proceeds from the
 issuance of common
 shares                                      19       434,053             -              -                    434,072
Net proceeds from the
 issuance of preferred
 shares                   $  120,814          -             -             -              -                    120,814
Conversion of debentures           -          3        57,263             -              -                     57,266
Unearned compensation              -          -             -           423              -                        423
Net income                         -          -             -             -         60,444                     60,444
Distributions on common
 shares                            -          -             -             -        (73,529)                   (73,529)
Distributions on
 preferred shares                  -          -             -             -         (4,247)                    (4,247)
Noncash compensation               -          -           802             -              -                        802
Minority interest
 reclassification                  -          -       (15,982)            -              -                    (15,982)
                          ----------  ----------   ----------    -----------   -------------              -----------

Balance at December 31,
 1997                        120,814         53       846,949          (985)       (11,236)                   955,595

Net proceeds from the
 issuance of common shares         -         13       300,860             -              -                    300,873
Conversion of debentures           -          -         9,630             -              -                      9,630
Unearned compensation              -          -             -           423              -                        423
Net income                         -          -             -             -        108,615                    108,615
Distributions on common
 shares                            -          -             -             -       (108,324)                  (108,324)
Distributions on
 preferred shares                  -          -             -             -        (11,000)                   (11,000)
Noncash compensation               -          -         1,083             -              -                      1,083
Minority interest
 reclassification                  -          -        10,141             -              -                     10,141
                          ----------  ----------   ----------    -----------   -------------              -----------
Balance at December 31,
 1998                        120,814         66     1,168,663          (562)       (21,945)                 1,267,036

Net proceeds from the
 issuance of common
 shares                            -          1         8,593             -              -                      8,594
Conversion of debentures           -          -        10,344             -              -                     10,344
Unearned compensation              -          -             -          (181)             -                       (181)
Net income                         -          -             -             -        141,324                    141,324
Distributions on common
 shares                            -          -             -             -       (129,319)                  (129,319)
Distributions on
 preferred shares                  -          -             -             -        (11,000)                   (11,000)
Noncash compensation               -          -         2,171             -              -                      2,171
Minority interest
 reclassification                  -          -         6,965             -              -                      6,965
Purchase of treasury
 shares                            -          -             -             -              -      $(1,327)       (1,327)
                          ----------  ----------   ----------    -----------   -------------    --------  -----------
Balance at December 31,
 1999                     $  120,814  $      67    $1,196,736   $      (743)   $   (20,940)     $(1,327)  $ 1,294,607
                          ==========  ==========   ==========    ===========   =============    ========  ===========

See accompanying notes.

           CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                     (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                    1999         1998          1997
                                               ------------  ------------  ------------
OPERATING ACTIVITIES
Net income                                     $    141,324  $   108,615   $    60,444
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      84,464       67,932        40,752
  Amortization of deferred financing costs            4,951        4,462         7,367
  Minority interest in net income                    13,524        8,062         5,606
  (Gain)loss on sale                                (13,188)       1,285        (2,518)
  Noncash compensation                                1,990        1,506         1,225
  Changes in operating assets and liabilities:
   Accounts receivable                                   40       (7,390)          917
   Prepaid expenses and other assets                (20,722)      (3,266)       (2,145)
   Accounts payable                                  (2,654)       4,188         7,823
   Accrued interest                                   4,159        7,303         3,549
   Other liabilities                                 (1,467)      26,526        13,576
                                               ------------  -----------   -----------
Net cash provided by operating activities           212,421      219,223       136,596
                                               ------------  -----------   -----------
INVESTING ACTIVITIES
Investment in properties                            (71,552)    (521,221)     (648,845)
Proceeds from disposition of properties             114,137       20,752        36,732
Investment in development in progress              (201,967)    (277,722)     (206,593)
Investment in land held for development             (63,836)     (45,201)      (37,214)
Increase in deferred leasing costs                  (15,560)     (16,150)       (8,642)
                                               ------------- -----------   -----------
Net cash used in investing activities              (238,778)    (839,542)     (864,562)
                                               ------------  -----------   -----------
FINANCING ACTIVITIES
Net proceeds from issuance of common shares           8,594      300,873       434,072
Net proceeds from issuance of preferred shares            -            -       120,814
Net proceeds from issuance of preferred units        93,055            -             -
Purchase of treasury shares                          (1,327)           -             -
Retirement of convertible debentures                 (6,645)           -             -
Proceeds from issuance of unsecured notes           385,000      295,000       350,000
Repayments of unsecured notes                       (45,000)           -             -
Proceeds from mortgage loans                              -            -       124,815
Repayments of mortgage loans                        (42,217)     (23,954)      (50,340)
Proceeds from lines of credit                       162,024      633,000       776,017
Repayments on lines of credit                      (379,024)    (504,000)     (907,709)
Increase in deferred financing costs                 (5,220)        (733)      (10,941)
Distributions paid on common shares                (124,033)    (100,915)      (64,568)
Distributions paid on preferred shares              (11,000)     (11,000)       (2,414)
Distributions paid on units                         (13,177)      (8,640)       (6,313)
                                               ------------   -----------   -----------
Net cash provided by financing activities            21,030      579,631       763,433
                                               ------------   -----------   -----------
Increase (decrease) in cash and
 cash equivalents                                    (5,327)     (40,688)       35,467
Cash and cash equivalents at
 beginning of year                                   14,391       55,079        19,612
                                               ------------   -----------   -----------

Cash and cash equivalents at end of year       $      9,064  $    14,391    $   55,079
                                               ============   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                   $     18,527  $     2,958    $    7,892
Acquisition of properties                            (3,818)    (101,281)      (77,105)
Assumption of mortgage loans                          3,818       73,587        48,313
Issuance of operating partnership units                   -       27,694        28,792
Conversion of convertible debentures                 10,344        9,630        57,266
                                               ============   ===========   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.2% at December 31, 1999.
The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Trust, the Operating Partnership and the Operating Partnership's consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Reclassifications

Certain amounts from prior periods have been restated to conform to current-year presentation.

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value if impaired and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

        Buildings and improvements         40 years
        Equipment                          10 years
        Tenant improvements                Term of the related lease

Expenditures directly related to development, acquisition, or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 1999 and 1998, none of the Company's assets was considered impaired.

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

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

                                FOR THE YEAR ENDED DECEMBER 31, 1999      FOR THE YEAR ENDED DECEMBER 31, 1998
                               -------------------------------------     -------------------------------------
                                              WEIGHTED                                  WEIGHTED
                                              AVERAGE                                   AVERAGE
                                 INCOME        SHARES      PER-SHARE       INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------     -----------  -------------  ---------
Net income                      $ 141,324                                 $ 108,615
Less: Preferred dividends         (11,000)                                  (11,000)
                               -----------                               -----------

Basic income per common share
Income available to
  common shareholders             130,324       66,495     $ 1.96            97,615       61,036     $   1.60
                                                           =========                                 =========

Effect of dilutive securities
Options                                 -          232                            -          279
                                ---------   ----------                   -----------  -------------

Diluted income per common share
Income available to common
 shareholders and assumed
 conversions                    $ 130,324       66,727     $ 1.95        $  97,615        61,315     $   1.59
                                =========   ==========     =========     ===========  =============  ========

                                FOR THE YEAR ENDED DECEMBER 31, 1997
                               -------------------------------------
                                              WEIGHTED
                                              AVERAGE
                                 INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------
Net income                      $  60,444
Less: Preferred dividends          (4,247)
                               -----------

Basic income per common share
Income available to
  common shareholders              56,197        40,493      $ 1.39
                                                           =========

Effect of dilutive securities
Options                                 -           313
                               -----------  ------------

Diluted income per common share
Income available to common
 shareholders and assumed
 conversions                    $  56,197        40,806      $ 1.38
                               ===========  ============   =========

Diluted income per common share includes the weighted average common shares and dilutive effect of the outstanding options, and excludes the effects of the conversion of the Convertible Debentures into common shares, as to do so would have been antidilutive for the periods presented. The securities excluded from the diluted calculation could potentially dilute basic income per common share in the future.

Basic income per common share would be $1.96 calculated as if the debenture conversions which occurred in 1999 had occurred on January 1, 1999.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated since it is not material.

The Federal tax cost basis of the real estate at December 31, 1999 was approximately $3.1 billion.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 1999 and 1998, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                  LAND        BUILDINGS
                                AND LAND         AND                   ACCUMULATED
                              IMPROVEMENTS   IMPROVEMENTS    TOTAL     DEPRECIATION
                              ------------   ------------  ---------   ------------
1999:
Industrial properties          $  216,811     $1,264,973   $1,481,784  $  137,585
Office properties                 194,867      1,328,029    1,522,896     132,589
                               ----------     ----------   ----------  ----------
1999 Total                     $  411,678     $2,593,002   $3,004,680  $  270,174
                               ==========     ==========   ==========  ==========

1998:
Industrial properties          $  207,067     $1,243,194   $1,450,261  $  112,166
Office properties                 159,786      1,135,078    1,294,864      96,857
                               ----------     ----------   ----------  ----------

1998 Total                     $  366,853     $2,378,272   $2,745,125  $  209,023
                               ==========     ==========   ==========  ==========

Depreciation expense was $74.8 million in 1999, $61.7 million in 1998, and $36.0 million in 1997.

As of December 31, 1999, the Company has commenced development on 22 properties, which upon completion are expected to comprise approximately
2.2 million square feet of leasable space. As of December 31, 1999, approximately $138.9 million has been expended for the development of these projects and an additional $59.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1999, 1998, and 1997, the fees for these services were $600,000 per year. The Company had accounts and a loan receivable from Rouse Kent Limited with balances of $5.1 million and $6.5 million as of December 31, 1999 and 1998, respectively.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the Credit Facility, and convertible debentures. The weighted average interest rates as of December 31, 1999, 1998, and 1997, were approximately 7.3%, 7.2%, and 7.5%, respectively. Interest expense for the years ended December 31, 1999, 1998, and 1997, aggregated $99.7 million, $78.6 million, and $51.1 million, respectively. Interest costs during these periods of $15.3 million, $16.3 million, and $11.8 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 1999, 1998, and 1997, was $105.8 million, $83.2 million, and $54.9 million, respectively.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2000 to 2013 are collateralized by and in some instances cross-collateralized by properties with a book value of $548.5 million.

As of December 31, 1999, $374.8 million in mortgage loans and $985.0 million in unsecured notes were outstanding. The interest rates on $1,263.5 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $6.3 million of mortgage loans float with a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 7.6 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows(in thousands):

                   MORTGAGES
          -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES     NOTES(1)       TOTAL      INTEREST RATE
           ------------   ----------    ---------    -----------   -------------
2000        $  9,489       $  5,654      $      -     $    15,143        7.9%
2001           9,246         20,122        90,000         119,368        7.3%
2002           8,147              -       100,000         108,147        6.7%
2003           8,127         26,606        50,000          84,733        7.3%
2004           8,206         15,904       100,000         124,110        7.0%
2005           7,173        115,051             -         122,224        7.6%
2006           5,091         30,079       100,000         135,170        7.2%
2007           4,640              -       100,000         104,640        7.3%
2008           4,331         28,835             -          33,166        7.2%
2009           2,218         42,069       270,000         314,287        7.8%
2010           1,426              -             -           1,426        7.7%
2011           1,168          3,303             -           4,471        7.7%
2012             266         17,674             -          17,940        7.7%
2013              -              -         75,000          75,000        6.4%
2018              -              -        100,000         100,000        7.5%
            --------       --------      --------       ---------       -----
TOTAL      $  69,528       $305,297      $985,000      $1,359,825        7.3%
            ========       ========      ========      ==========       =====

(1) The $75,000 of unsecured notes due 2013 is putable 2003.

Credit Facility

The Credit Facility is a $325 million unsecured credit facility (the "Credit Facility") which replaced two existing secured lines of credit aggregating $350 million in May 1997. This resulted in the recognition of an extraordinary loss in 1997 of $2.9 million. This loss represented the write-off of related deferred financing costs. The interest rate on borrowings under the Credit Facility fluctuates, based on the Company's leverage levels and senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's, respectively. At these ratings, the current interest rate on the Credit Facility is 110 basis points over the LIBOR Rate (7.43% at December 31, 1999). The rate for the Credit Facility at December 31, 1998 was 6.67%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on May 20, 2000. The Company is in the process of negotiating a new credit facility.

Convertible Debentures

The Convertible Debentures are due on June 23, 2001 and are exchangeable for Common Shares of beneficial interest of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments. The initial interest rate on the Convertible Debentures was 8.0% and increases with increases in the distribution payment on the Company's Common Shares. At the current $0.52 per Common Share per quarter distribution payment rate, the effective interest rate on the Convertible Debentures is 10.4%. At December 31, 1998, the effective interest rate on the Convertible Debentures was 9.0%. In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares or its Convertible Debentures. In 1999, the Company repurchased $6.6 million principal amount of its Convertible Debentures. The repurchase of the Convertible Debentures in 1999 resulted in the recognition of an extraordinary loss in 1999 of $1.1 million. This loss represented the redemption premium and the write-off of related deferred financing costs. At December 31, 1999 and 1998, the Convertible Debentures were convertible into 4,220,650 and 5,080,950 Common Shares, respectively.

The fair value of the Convertible Debentures at December 31, 1999 was $104.5 million based on the closing bid price of the Company's Common Shares on the New York Stock Exchange. The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1999, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 1999 are as follows (in thousands):


        2000                 $  333,739
        2001                    308,660
        2002                    252,204
        2003                    212,355
        2004                    170,339
        Thereafter              514,908
                             ----------
        TOTAL                $1,792,205
                             ==========

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

7.  SHAREHOLDERS' EQUITY

Common Shares

The Company paid to common shareholders and unitholders distributions of $133.4 million, $109.4 million, and $70.6 million, during the years ended December 31, 1999, 1998, and 1997, respectively. On a per share basis, the Company paid Common Share distributions of $1.87, $1.71, and

$1.65 during the years ended December 31, 1999, 1998, and 1997, respectively.

For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

                                1999           1998           1997
                               ------         ------         ------

Return of capital                  -              -           30.4%
Ordinary income                100.0%         100.0%          68.4%
Capital gains                      -              -            1.2%

The Company's federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.

Treasury Shares

In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares or Convertible Debentures. In 1999, the Company repurchased 59,100 of its Common Shares for $1.3 million.

Preferred Shares

On August 11, 1997, the Company issued 5,000,000 Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares"). The Preferred Shares are non-voting and have a liquidation preference of $25.00 per share. On or after July 30, 2002, the Preferred Shares may be redeemed for cash at the option of the Company.

The Company paid preferred share distributions of $11.0 million, $11.0 million, and $2.4 million during the years ended December 31, 1999, 1998 and 1997, respectively. On a per share basis, the Company paid preferred share distributions of $2.20, $2.20, and $0.48 during the years ended December 31, 1999, 1998, and 1997, respectively.

For federal income tax purposes, the following table summarizes the portions of the preferred shares distributions relating to return of capital, ordinary income and capital gains:

                           1999          1998           1997
                          ------        ------         ------

Return of capital             -             -              -
Ordinary income           100.0%        100.0%          95.3%
Capital gains                 -             -            4.7%

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company, certain subsequent acquisitions, and the sale of preferred units. In connection with the acquisition of properties for the year ended 1998, the Company issued 1,049,846 common units. No common units were issued in connection with acquisitions in 1999. The common limited partnership interests outstanding as of December 31, 1999 have the same economic characteristics as would 4,884,221 Common Shares, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of Common Shares of the Trust.

On July 28, 1999, the Company issued 3,800,000 Series B Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The Preferred Units are payable at the rate of 9.25% per annum of the $25 liquidation preference. On or after July 28, 2004, the Preferred Units may be redeemed for cash at the option of the Company. The Preferred Units are exchangeable on a one-for-one basis at any time on or after July 28, 2009 into Series B Cumulative Redeemable Preferred Shares of the Trust.

The Company paid Preferred Unit distributions of $3.8 million during the year ended December 31, 1999. On a per share basis, the Company paid Preferred Unit distributions of $1.00 during the year ended December 31, 1999.

Shareholder Rights Plan

In December 1997, the Board of Trustees of the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights
Plan) was attached to each outstanding Common Share at the close of business on December 31, 1997. In addition, a Right will be attached to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company, under certain conditions, a unit (a "Rights Plan Unit") consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the "Junior Preferred Stock"), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Shares or other voting securities ("Voting Stock") that have 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences with to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that has 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights are redeemable by the Company at a price of $0.0001 per Right. If not exercised or redeemed, all Rights will expire on December 31, 2007.

Dividend Reinvestment Plan

The Company has instituted a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 1999, 1998, and 1997, 367,263 Common Shares, 65,166 Common Shares,
and 13,293 Common Shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan.

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

The Company's Share Incentive Plan ("Share Incentive Plan"), as amended, has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 6,500,000 shares of the Company's Common Shares. All options granted have 10-year terms and vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997:

                                  1999          1998         1997
                                 ------        ------       ------

Risk-free interest rate            6.6%          4.7%         5.5%
Dividend yield                     8.4%          7.3%         6.0%
Volatility factor                 .174          .159         .155
Weighted-average expected life   8 years       8 years      3 years

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

For purposes of pro forma disclosures, the estimated fair value of the options determined according to the Black-Scholes option pricing model is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):
                                         1999        1998       1997
                                      ---------   ---------  --------
Pro forma income available to
   common shareholders                $129,317    $ 96,673   $  55,538

Pro forma income per common share:

   Basic                              $   1.94    $   1.58   $    1.37
   Diluted                            $   1.94    $   1.58   $    1.36

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company's share option activity, and related information for the years ended December 31, 1999, 1998, and 1997 follows:

                                     1999                1998                1997
                               -----------------   -----------------   ------------------
                                        WEIGHTED            WEIGHTED             WEIGHTED
                                        AVERAGE             AVERAGE               AVERAGE
                               OPTIONS  EXERCISE   OPTIONS  EXERCISE   OPTIONS   EXERCISE
                               (000s)    PRICE     (000s)    PRICE     (000s)     PRICE
                               -------  --------   -------  --------   --------- --------
Outstanding-beginning of year   2,745   $ 22.75     1,963   $ 21.70     1,470   $ 20.28
Granted                           920     22.00       825     25.37       542     25.66
Exercised                        (129)    21.56       (43)    25.03       (49)    23.00
Forfeited                           -         -         -         -         -         -
                               -------  -------    -------  -------    -------   -------
Outstanding-end of year         3,536   $ 22.60     2,745   $ 22.75     1,963   $ 21.70
                               =======  =======    =======  =======    =======   =======

Exercisable at end of year      1,873   $ 21.45     1,545   $ 20.63     1,081   $ 20.18

Weighted-average fair
 value of options granted
 during the year               $ 1.37              $ 1.50              $ 2.05

Exercise prices for options outstanding as of December 31, 1999 ranged from $19.75 to $26.95. The weighted-average remaining contractual life of those options is 7.1 years.

An additional 2,580,168, 1,033,276, and 1,858,502 Common Shares were reserved for issuance for future grants from the Share Incentive Plan at December 31, 1999, 1998 and 1997, respectively.

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

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company's operations.

10.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  1999       1999      1999      1999       1998      1998       1998      1998
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $ 90,149  $ 87,064   $ 84,250  $ 81,468   $ 78,435  $ 74,264   $ 68,018  $ 61,015
                                ========  ========   ========  ========   ========  =========  ========  =========
Income before extraordinary
 item and minority interest       39,164    35,928     46,263    34,638     31,128    30,903     28,097    26,549
                                ========  ========   ========  ========   ========  =========  ========  =========
Extraordinary item-loss on
 extinguishment of debt            1,145         -          -         -          -         -          -         -
                                ========  ========   ========  ========   ========  =========  ========  =========
Income before
 minority interest                38,019    35,928     46,263    34,638     31,128    30,903     28,097    26,549
                                ========  ========   ========  ========   ========  =========  ========  =========
Income available to
 common shareholders              30,801    29,343     40,502    29,678     26,278    26,061     23,286    21,990
                                ========  ========   ========  ========   ========  =========  ========  =========
Income per common share before
 extraordinary item -
 basic                          $   0.48  $   0.44   $   0.61  $   0.45   $   0.40  $   0.41   $   0.39  $   0.40
                                ========  ========   ========  ========   ========  =========  ========  =========
Income per common share before
 extraordinary item -
 diluted                        $   0.48  $   0.44   $   0.60  $   0.45   $   0.39  $   0.41   $   0.39  $   0.40
                                ========  ========   ========  ========   ========  =========  ========  =========

11.   SEGMENT INFORMATION

The Company operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments:
Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

FOR THE YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real estate-
 related revenues        $121,060  $ 42,604  $ 44,346  $ 40,114  $ 37,810   $  40,979     $ 50,806  $ 88,803   $466,522
Rental property
 expenses and
 real estate taxes         33,688    12,811     9,588     8,368    11,341       9,968       17,166    26,509    129,439
                         --------  --------  --------  --------  --------   ---------     --------  --------    -------
Property-level net
 operating income          87,372    29,793    34,758    31,746    26,469      31,011       33,640    62,294    337,083

Other income/
 expenses, net                                                                                                  194,278
                                                                                                                -------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                          142,805

Gain on property
 dispositions                                                                                                    13,188

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                             1,145

Minority interest                                                                                                13,524

Preferred distributions                                                                                          11,000
                                                                                                                -------

Income available to
 common shareholders                                                                                           $130,324
                                                                                                               ========

FOR THE YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------
                             SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate-
 related revenues        $97,372   $40,383   $37,966   $35,233   $ 33,683      $36,373     $38,865    $63,105   $382,980
Rental property
 expenses and
 real estate taxes        28,103    11,435     7,803     8,002      9,599        8,982      14,879     19,542    108,345
                         --------  --------  --------  --------  ----------   --------    --------   --------   --------
Property-level net
 operating income         69,269    28,948    30,163    27,231     24,084       27,391      23,986     43,563    274,635

Other income/
 expenses, net                                                                                                   156,673
                                                                                                                --------
Income before property
 dispositions,
 extraordinary items,
 and minority interest                                                                                           117,962

Loss on property
 dispositions                                                                                                      1,285

Extraordinary item                                                                                                     -

Minority interest                                                                                                  8,062

Preferred distributions                                                                                           11,000
                                                                                                                --------
Income available to
 common shareholders                                                                                            $ 97,615
                                                                                                                ========

FOR THE YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate-
 related revenues         $63,499   $27,366   $30,419   $22,639   $12,745      $24,088     $11,641    $32,964   $225,361
Rental property
 expenses and
 real estate taxes         18,940     8,844     6,613     4,069     2,911        5,807       4,223      9,672     61,079
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          44,559    18,522    23,806    18,570     9,834       18,281       7,418     23,292    164,282

Other income/
 expenses, net                                                                                                    97,831
                                                                                                                --------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                            66,451

Gain on property
 dispositions                                                                                                      2,518

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                              2,919

Minority interest                                                                                                  5,606

Preferred distributions                                                                                            4,247
                                                                                                                --------
Income available
to common shareholders                                                                                          $ 56,197
                                                                                                                ========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    1999        1998        1997
                                                                 ----------  ----------  -----------
Total real estate-related revenues for reportable segments       $ 466,522    $ 382,980   $  225,361
Interest and other                                                   5,976        5,398        4,638
                                                                 ----------  ----------  -----------

Total revenues                                                   $ 472,498    $ 388,378   $  229,999
                                                                 ==========  ==========  ===========

PRODUCT TYPE INFORMATION                                             REAL ESTATE-RELATED REVENUES
----------------------------------------------------------       -----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    1999        1998        1997
                                                                 ----------  ----------  -----------
Industrial                                                       $ 225,988   $ 192,548   $ 123,024
Office                                                             240,534     190,432     102,337
                                                                 ----------  ----------  -----------

Total real estate-related revenues                               $ 466,522   $ 382,980   $ 225,361
                                                                 ==========  ==========  ===========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
-----------------------------------------------------------------------------------------------------

                                SE        New     Lehigh                The
                             Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 1999              $603,888  $281,889  $250,228  $278,073  $250,455     $259,224    $318,498   $502,870   $2,745,125
Additions                     129,577    28,855    21,378    27,697    15,627       14,539      29,927     96,306      363,906
Dispositions                        -   (48,642)        -    (3,773)  (15,374)           -     (14,559)   (22,003)    (104,351)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1999            $733,465  $262,102  $271,606  $301,997  $250,708     $273,763    $333,866   $577,173   $3,004,680
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------
Accumulated depreciation                                                                                              (270,174)
Development in progress                                                                                                138,870
Land held for development                                                                                              111,201
Other assets                                                                                                           133,556
                                                                                                                    ----------
Total assets December 31, 1999                                                                                      $3,118,133
                                                                                                                    ==========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
-----------------------------------------------------------------------------------------------------

                                SE        New     Lehigh                The
                             Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 1998              $527,759  $172,174  $193,765  $223,895  $148,412     $195,582    $172,332   $254,112   $1,888,031
Additions                      86,865   109,715    56,463    56,381   106,886       65,746     146,166    248,758      876,980
Dispositions                  (10,736)        -         -    (2,203)   (4,843)      (2,104)          -          -      (19,886)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1998            $603,888  $281,889  $250,228  $278,073  $250,455     $259,224    $318,498   $502,870   $2,745,125
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------
Accumulated depreciation                                                                                              (209,023)
Development in progress                                                                                                207,563
Land held for development                                                                                               75,454
Other assets                                                                                                           112,289
                                                                                                                    ----------
Total assets December 31, 1998                                                                                      $2,931,408
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

13.  SUBSEQUENT EVENTS

      In January 2000, under the Company's share repurchase plan, the Company repurchased $3.8 million principal amount of its Convertible Debentures. The repurchase of the Convertible Debentures will result in the recognition of an extraordinary loss of $911,000. This loss represents the redemption premium and write-off of related deferred financing costs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999


                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                 Malvern, PA          $          -   $    724,058 $            -  $   4,946,510
420 Lapp Road                           Malvern, PA                     *      1,054,418              -      6,291,603
747 Dresher Road                        Horsham, PA                     -      1,607,238              -      3,948,168
45-67 Great Valley Parkway              Malvern, PA                     *        795,143              -      2,930,842
1180 Church Road                        Lansdale, PA                    -      2,357,045     10,041,340      6,803,029
40 Valley Stream Parkway                Malvern, PA                     *        322,918              -      2,185,822
50 Valley Stream Parkway                Malvern, PA                     -        323,971              -      2,349,039
20 Valley Stream Parkway                Malvern, PA                     *        465,539              -      5,131,116
800 Town Center Drive                   Langhorne, PA                   -      1,617,150              -      9,381,431
11, 15 Great Valley Parkway             Malvern, PA                     *      1,837,050              -     15,156,712
257-275 Great Valley Parkway            Malvern, PA                     *        504,611              -      4,445,843
300 Technology Drive                    Malvern, PA                     -        368,626              -      1,303,696
277-293 Great Valley Parkway            Malvern, PA                     -        530,729              -      1,951,447
311 Technology Drive                    Malvern, PA                     -        397,131              -      2,243,806
325 Technology Drive                    Malvern, PA                     *        376,444              -      1,851,241
7 Great Valley Parkway                  Malvern, PA                     *        176,435              -      4,415,557
55 Valley Stream Parkway                Malvern, PA                     -        215,005              -      3,407,379
65 Valley Stream Parkway                Malvern, PA                     *        381,544              -      5,189,962
508 Lapp Road                           Malvern, PA                     *        331,392              -      1,760,134
10 Valley Stream Parkway                Malvern, PA                     *        509,075              -      2,849,413
333 Phoenixville Pike                   Malvern, PA             2,052,761        523,530              -      3,083,945
30 Great Valley Parkway                 Malvern, PA                     -        128,126              -        355,565
75 Great Valley Parkway                 Malvern, PA                     -        143,074              -        418,889
27-43 Great Valley Parkway              Malvern, PA                     *        448,775              -      2,132,673
77-123 Great Valley Parkway             Malvern, PA                     *        887,664              -      4,715,793
260 Great Valley Parkway                Malvern, PA                     *        203,916              -        849,153
256 Great Valley Parkway                Malvern, PA                     *        161,098              -      1,888,761
205 Great Valley Parkway                Malvern, PA                     *      1,368,259              -      9,630,674
12,14,16 Great Valley Parkway           Malvern, PA                     -        130,689              -      1,202,040
155 Great Valley Parkway                Malvern, PA                     *        625,147              -      2,258,481
333 Technology Drive                    Malvern, PA                     *        157,249              -      2,310,848
510 Lapp Road                           Malvern, PA                     *        356,950              -        865,960
181 Wheeler Court                       Langhorne, PA                   -        260,000      1,940,000        157,612
1100 Wheeler Way                        Langhorne, PA                   -        150,000      1,100,000         90,717
60 Morehall Road                        Malvern, PA                     -        865,424      9,285,000      4,724,203
905 Airport Road                        West Chester, PA                -      1,715,000      5,185,000        206,967
16 Cabot Boulevard                      Langhorne, PA                   *        648,889      5,851,112        115,836
1 Country View Road                     Malvern, PA                     -        400,000      3,600,000        469,038
2151 Cabot Boulevard                    Langhorne, PA                   *        384,100      3,456,900        263,500
170 South Warner Road                   King of Prussia, PA             -        547,800      3,137,400      2,453,350
190 South Warner Road                   King of Prussia, PA             -        552,200      3,162,600      1,592,419
507 Prudential Road                     Horsham, PA                     *        644,900      5,804,100        216,039
100 Witmer Road                         Horsham, PA             9,057,124      3,102,784              -     12,112,180
3100 Horizon Drive                      King of Prussia, PA             -        601,956              -      2,007,248
3300 Horizon Drive                      King of Prussia, PA             -        566,403              -      3,265,294
3500 Horizon Drive                      King of Prussia, PA             -      1,204,839              -      2,531,137
200 Chesterfield Parkway                Malvern, PA                     -        495,893      2,739,093        122,186
767 Electronic Drive                    Horsham, PA                     -      1,229,685              -      2,746,136
132 Welsh Road                          Horsham, PA                     -      1,333,642              -      3,765,225
5 Country View Road                     Malvern, PA                     *        785,168      4,678,632        184,612
3200 Horizon Drive                      King of Prussia, PA             -        928,637              -      4,296,060
3000 Horizon Drive                      King of Prussia, PA             -      1,191,449              -      1,847,672
111-195 Witmer Road                     Horsham, PA                     -        407,005      3,129,058       (114,870)
300 Welsh Road                          Horsham, PA                     -        180,459      1,441,473        118,087
400 Welsh Road                          Horsham, PA                     -        282,493      2,256,508        992,721
8801 Tinicum Boulevard                  Philadelphia, PA                -      2,474,031              -     24,337,970
440 East Swedesford Road                King of Prussia, PA             -        717,001      4,816,121      1,445,124
460 East Swedesford Road                King of Prussia, PA             -        705,317      4,737,487        525,930
50 Morehall Road                        Malvern, PA                     -        849,576              -     13,046,717
2 Walnut Grove Drive                    Horsham, PA                     -      1,281,870      7,767,374        796,583
200 Gibraltar Road                      Horsham, PA                     -        638,513      5,811,323        676,216
220 Gibraltar Road                      Horsham, PA                     -        629,944      5,733,228         45,166
240 Gibraltar Road                      Horsham, PA                     -        629,944      5,733,234         29,724
151 S. Warner Road                      King of Prussia, PA             -      1,218,086      6,937,866        149,493
1 Walnut Grove Drive                    Horsham, PA                     -      1,058,901      5,343,606      1,044,720
3604 Horizon Drive                      King of Prussia, PA             -        397,178              -      1,576,394
3606 Horizon Drive                      King of Prussia, PA             -        789,409              -      1,940,816
650 Swedesford Road                     King of Prussia, PA             -        952,911      6,722,830      7,548,133
680 Swedesford Road                     King of Prussia, PA             -        952,361      6,722,830      7,248,516
761 Fifth Avenue                        King of Prussia, PA             -        256,463      2,061,468        364,716
771 Fifth Avenue                        King of Prussia, PA             -        152,456      1,256,908        208,586
1 Great Valley Parkway                  Malvern, PA                     -        419,460      3,792,570        300,798
5 Great Valley Parkway                  Malvern, PA                     -        684,200      6,181,661        382,669
311 Sinclair Road                       Bristol, PA                     -        277,901      1,576,906         21,852
100 Cedar Hollow Road                   Malvern, PA                     -      1,436,814              -     16,031,572
3 Country View Road                     Malvern, PA                     -        814,278              -      4,861,093
425 Technology Drive                    Malvern, PA                     -        191,114              -      1,840,489
375 Technology Drive                    Malvern, PA                     -        191,114              -      1,765,099
45 Liberty Boulevard                    Malvern, PA                     -      4,380,221              -     15,028,264
100 Chesterfield Parkway                Malvern, PA                     -      1,320,625              -      6,675,049
181-187 Gibraltar Road                  Horsham, PA                     -        360,549      3,259,984        433,819
104 Rock Road                           Horsham, PA                     -        330,111      2,981,669         22,012
123-135 Rock Road                       Horsham, PA                     -        292,360      2,411,677        604,497
111-159 Gibraltar Road                  Horsham, PA                     -        489,032      4,126,151         84,809
161-175 Gibraltar Road                  Horsham, PA                     -        294,673      2,663,722        442,820
103-109 Gibraltar Road                  Horsham, PA                     -        270,906      2,448,500        574,562

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
261-283 Gibraltar Road                  Horsham, PA                     -        464,871      3,951,972         38,336
201-223 Witmer Road                     Horsham, PA                     -        270,282      2,441,276      1,436,397
231-237 Gibraltar Road                  Horsham, PA                     -        436,952      3,948,963        340,986
100 Gibraltar Road                      Horsham, PA                     -         38,729        349,811          8,621
101 Gibraltar Road                      Horsham, PA                     -        651,990      5,888,989        134,789
506 Prudential Road                     Horsham, PA                     -        208,140        895,470        617,165
113-123 Rock Road                       Horsham, PA                     -        351,072      3,171,001        121,951
101-111 Rock Road                       Horsham, PA                     -        350,561      3,166,389        190,426
120 Gibraltar Road                      Horsham, PA                     -        533,142      4,830,515         95,035
110 Gibraltar Road                      Horsham, PA                     -        673,041      5,776,369        173,275
100-107 Lakeside Drive                  Horsham, PA                     -        239,528      2,163,498        459,696
200-264 Lakeside Drive                  Horsham, PA                     -        502,705      4,540,597        431,824
300-309 Lakeside Drive                  Horsham, PA                     -        369,475      3,338,761        247,224
400-445 Lakeside Drive                  Horsham, PA                     -        543,628      4,910,226      1,124,268
104 Witmer Road                         Horsham, PA                     -      1,248,148              -      1,057,215
201 Gibraltar Road                      Horsham, PA                     -        380,127      3,433,433        560,191
3600 Horizon Drive                      King of Prussia, PA             -        236,432      1,856,252         20,631
3602 Horizon Drive                      King of Prussia, PA             -        217,734      1,759,489         95,453
3 Franklin Plaza                        Philadelphia, PA                -      2,483,144              -     32,236,382
400-500 Brandywine Parkway              West Chester, PA                -        845,846      6,809,025        327,020
600 Brandywine Parkway                  West Chester, PA                -        664,899      5,352,410        259,153
2700 Horizon Drive                      King of Prussia, PA             -        764,370              -      3,639,874
2900 Horizon Drive                      King of Prussia, PA             -        679,440              -      3,478,482
2500 Renaissance Boulevard              King of Prussia, PA             -        509,580              -      2,418,727
2300 Renaissance Boulevard              King of Prussia, PA             -        509,580              -      2,632,691
719 Dresher Road                        Horsham, PA                     -        493,426      2,812,067        196,058
2100 Renaissance Boulevard              King of Prussia, PA             -      1,110,111              -      9,306,511
4 Walnut Grove                          Horsham, PA                     -      2,515,115              -      7,324,042
2250 Hickory Road                       Plymouth Meeting, PA    6,290,000      1,015,851      9,175,555        505,175
3400 Horizon Drive                      King of Prussia, PA             -        776,496      3,139,068        455,002
One Ridgewood Place                     Downingtown, PA                 -        422,460      2,337,195          3,743
300 Welsh Road                          Horsham, PA                     -        696,061      3,339,991         53,690
600 Chesterfield Parkway                Malvern, PA                     -      2,013,750              -      8,152,145
700 Chesterfield Parkway                Malvern, PA                     -      2,013,750              -      8,165,941
6 Terry Drive                           Newtown, PA                     -        622,029      2,228,851         20,721
2520 Renaissance Boulevard              King of Prussia, PA             -      1,020,000              -      3,872,023
18 Great Valley Parkway                 Malvern, PA                     -        394,036      3,976,221         43,276
700 Dresher Road                        Horsham, PA                     -      2,551,777      3,020,638      2,525,948
14 Lee Boulevard                        Malvern, PA                     *        664,282              -      6,478,457
500 Chesterfield Parkway                Malvern, PA                     *        472,364              -      2,876,942
300-400 Chesterfield Parkway            Malvern, PA                     *        937,212              -      4,497,605
150 Mid-Atlantic Parkway                West Deptford, NJ               -         86,968        304,672        200,018
51 Haddonfield Road                     Cherry Hill, NJ                 -        251,443              -      9,458,288
57 Read's Way                           New Castle, DE                  -        253,119              -      2,980,795
1370 Imperial Way                       West Deptford, NJ               -        297,000      4,373,155         63,094
8 Stow Road                             Marlton, NJ                     -        172,600      1,704,436        113,946
10 Stow Road                            Marlton, NJ                     -        147,000      1,451,536         70,349
12 Stow Road                            Marlton, NJ                     -        103,300      1,021,036        208,886
14 Stow Road                            Marlton, NJ                     -         93,100        920,336        135,774
1300 Metropolitan Avenue                West Deptford, NJ               -        220,000      1,980,000         37,266
701A Route 73 South                     Marlton, NJ                     -        264,387      3,772,000      2,244,251
701C Route 73 South                     Marlton, NJ                     -         84,949      1,328,000        338,730
1008 Astoria Boulevard                  Cherry Hill, NJ                 -         27,120        424,880        367,505
1475 Imperial Way                       West Deptford, NJ               -         54,000        846,000        189,567
3000 Atrium Way                         Mt. Laurel, NJ                  *        500,000      4,500,000      3,123,020
750 Cardinal Drive                      Pureland, NJ                    -        230,000      2,070,000        862,971
11000, 15000, 17000 Commerce Pkwy.      Mt. Laurel, NJ                  -        455,100      4,394,900        524,336
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                  -        361,800      3,285,817        231,610
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                  -        289,700      2,512,683        397,179
400 Lippincott Drive                    Marlton, NJ                     -         69,402              -      3,352,065
406 Lippincott Drive                    Marlton, NJ                     -        321,455      1,539,871        788,230
234 High Hill Road                      Bridgeport, NJ                  *        249,472      1,477,515        335,497
100 Arlington Boulevard                 Bridgeport, NJ                  -          6,368              -      4,602,081
100 Berkeley Drive                      Swedesboro, NJ                  *        395,160      1,915,215        223,230
301 Lippincott Drive                    Marlton, NJ                     -      1,069,837      4,780,163        739,152
303 Lippincott Drive                    Marlton, NJ                     -      1,069,837      4,780,163        644,797
510-512 Sharptown Road                  Bridgeport, NJ                  *        125,410      1,072,683         44,115
901 Route 73                            Marlton, NJ                     -        334,411      2,733,314         99,141
1500 Route 73                           Marlton, NJ                     *        449,400      3,074,850        650,059
512 Sharptown Road                      Bridgeport, NJ                  *        180,468      1,543,617         49,193
201 Berkeley Drive                      Bridgeport, NJ                  -        270,880              -      4,083,929
404 Lippincott Drive                    Marlton, NJ                     -        131,896              -      1,650,044
104 Gaither Drive                       Mt. Laurel, NJ                  -        132,075      1,151,988        221,476
402 Lippincott Drive                    Marlton, NJ                     -        131,896              -      1,631,153
300 Commodore Drive                     Bridgeport, NJ                  -        417,695              -      5,284,742
3000 Lincoln Drive                      Mt. Laurel, NJ                  -        284,052      2,458,155      1,230,821
6000 Commerce Parkway                   Mt. Laurel, NJ                  -        234,151      2,022,683        131,744
7000 Commerce Parkway                   Mt. Laurel, NJ                  -        260,014      2,236,684        216,087
8000 Commerce Parkway                   Mt. Laurel, NJ                  -        234,814      1,995,098        103,255
9000 Commerce Parkway                   Mt. Laurel, NJ                  -        286,587      2,474,820         57,896
1000 Briggs Road                        Mt. Laurel, NJ                  -        288,577      2,546,537        267,865
1025 Briggs Road                        Mt. Laurel, NJ          1,959,429        430,990      3,714,828        216,464
1020 Briggs Road                        Mt. Laurel, NJ                  -        494,334              -      2,851,429
9 Stow Road                             Marlton, NJ                     -        652,642      1,765,065        251,551
2000 Crawford Place                     Mt. Laurel, NJ                  -        310,831      2,797,744      1,153,181
1351 Metropolitan Avenue                Thorofare, NJ                   -        189,465      1,728,789         26,638
650 Grove Road                          Thorofare, NJ                   -        267,214      2,438,323        220,068
400 Grove Road                          Thorofare, NJ                   -        145,009      1,323,085         78,239
5000 Dearborn Court                     Mt. Laurel, NJ                  -      1,057,763      4,191,827        121,279
515 Heron Drive                         Bridgeport, NJ          1,410,420        334,017      2,367,538         10,599


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
500 Sharptown Road                      Pureland, NJ            1,362,485        300,404      2,645,235         55,330
625 Heron Drive                         Bridgeport, NJ                  *        180,226        908,953          4,487
605 Heron Drive                         Bridgeport, NJ            605,897        265,381      1,046,866          8,935
510 Heron Drive                         Bridgeport, NJ          5,939,036        790,335      7,901,878        167,154
522 Pedricktown Road                    Bridgeport, NJ                  *        176,309      1,360,293         17,514
530 Pedricktown Road                    Bridgeport, NJ                  *        350,813      1,901,471         30,953
540 Pedricktown Road                    Bridgeport, NJ          3,136,360        531,280      4,532,010         40,471
230 High Hill Road                      Bridgeport, NJ          5,768,353      1,418,000      8,860,843          7,883
3 Mallard Court                         Bridgeport, NJ                  *        417,893      2,447,865          7,900
730 Cardinal Drive                      Bridgeport, NJ                  *        576,598      1,780,345         38,160
405 Heron Drive                         Bridgeport, NJ         10,423,954      2,167,471     18,120,223        711,167
100 Eagle Road                          Bridgeport, NJ          1,061,108        256,491      1,434,429         19,033
250 High Hill Road                      Bridgeport, NJ          1,752,474        246,478      2,269,440        168,859
508 Center Square Road                  Bridgeport, NJ          1,591,693        453,341      3,458,248            940
602 Heron Drive                         Bridgeport, NJ                  *        524,728      2,240,478          6,274
300 Eagle Court                         Bridgeport, NJ                  -      1,135,989      1,872,753         13,646
500 Center Square Road                  Bridgeport, NJ                  -      1,338,839      6,186,541         17,622
1001 Briggs Road                        Marlton, NJ                     -        701,705      3,505,652        495,751
1960 Cuthbert Boulevard                 Cherry Hill, NJ                 -        321,699      1,291,557         37,182
1970 Cuthbert Boulevard                 Cherry Hill, NJ                 -        321,699      1,291,558         29,940
10000 & 11000 Route 73                  Marlton, NJ                     -        715,705      2,579,524        343,618
800 Arlington Boulevard                 Logan, NJ                       -      1,687,500              -      6,742,554
1655 Valley Center Parkway              Bethlehem, PA                   -        214,431              -      1,867,129
6560 Stonegate Drive                    Allentown, PA                   -        458,281              -      2,347,029
6370 Hedgewood Drive                    Allentown, PA                   -        540,795              -      3,017,422
6390 Hedgewood Drive                    Allentown, PA                   -        707,203              -      2,591,153
1495 Valley Center Parkway              Bethlehem, PA                   -        434,640              -      3,586,075
6350 Hedgewood Drive                    Allentown, PA                   -        360,027              -      3,170,858
6330 Hedgewood Drive                    Allentown, PA                   -        531,268              -      4,325,548
1550 Valley Center Parkway              Bethlehem, PA                   -        196,954              -      3,172,582
1560 Valley Center Parkway              Bethlehem, PA                   -        240,069              -      3,878,113
6580 Snowdrift Road                     Allentown, PA                   -        388,328              -      2,481,509
1510 Valley Center Parkway              Bethlehem, PA                   -        312,209              -      3,310,674
1530 Valley Center Parkway              Bethlehem, PA                   -        211,747              -      2,652,949
6540 Stonegate Drive                    Allentown, PA                   -        422,042              -      3,590,678
974 Marcon Boulevard                    Allentown, PA                   -        143,500              -      2,124,807
964 Marcon Boulevard                    Allentown, PA                   -        138,816              -      1,508,102
764 Roble Road                          Allentown, PA                   -        141,069              -        794,167
3174 Airport Road                       Allentown, PA                   -         98,986              -      1,105,398
2196 Avenue C                           Allentown, PA                   -        101,159              -      1,201,733
2202 Hangar Place                       Allentown, PA                   -        137,439              -      1,307,610
2201 Hangar Place                       Allentown, PA                   -        128,454              -      1,408,758
954 Marcon Boulevard                    Allentown, PA                   -        103,665              -      1,130,830
57 South Commerce Way                   Allentown, PA                   -        390,839      2,701,161        212,948
754 Roble Road                          Allentown, PA                   -        162,115      1,731,885        133,396
894 Marcon Boulevard                    Allentown, PA                   -        117,134      1,048,866         50,918
744 Roble Road                          Allentown, PA                   -        159,771      1,734,229        181,874
944 Marcon Boulevard                    Allentown, PA                   -        118,521      1,435,479        186,598
1685 Valley Center Parkway              Allentown, PA                   -        244,029              -      2,056,294
6520 Stonegate Drive                    Allentown, PA                   -        453,315              -      1,815,973
7437 Industrial Boulevard               Allentown, PA                   -        717,488      5,022,413      1,421,856
2041 Avenue C                           Allentown, PA                   *        213,599      1,095,217         73,231
2124 Avenue C                           Allentown, PA                   *        289,197      1,039,835         54,349
7339 Industrial Boulevard               Allentown, PA                   -      1,187,776              -      5,732,218
7384 Penn Drive                         Allentown, PA                   *        651,696      2,286,518        452,863
7144 Daniels Drive                      Allentown, PA                   -      2,390,217      2,342,761      3,422,923
7620 Cetronia Road                      Allentown, PA                   -      1,091,806      3,851,456        351,590
939 Marcon Boulevard                    Allentown, PA                   *      2,220,414      4,524,393        735,083
100 Brodhead Road                       Allentown, PA                   *        429,416      2,919,588        187,568
1455 Valley Center Parkway              Bethlehem, PA                   -        670,290              -      3,634,924
1640 Valley Center Parkway              Bethlehem, PA                   -        359,000              -      2,412,319
1650 Valley Center Parkway              Allentown, PA                   -        359,000              -      2,213,935
1660 Valley Center Parkway              Bethlehem, PA                   -        359,000              -      2,094,852
400 Nestle Way                          Allentown, PA          26,866,392      8,065,500              -     26,454,407
83 South Commerce Way                   Bethlehem, PA                   -        143,661        888,128        279,395
85 South Commerce Way                   Bethlehem, PA                   -        236,708        987,949         82,348
87 South Commerce Way                   Bethlehem, PA                   -        253,886      1,062,881         75,930
89 South Commerce Way                   Bethlehem, PA                   -        320,000              -      1,758,011
7249 Industrial Boulevard               Allentown, PA                   -      2,670,849     13,307,408        681,221
95 Highland Avenue                      Bethlehem, PA                   -        430,593      3,182,080        297,936
236 Brodhead Road                       Bethlehem, PA                   -        376,962      4,672,683         24,861
1525 Valley Center Parkway              Allentown, PA                   -        475,686              -      7,219,008
6620 Grant Way                          Allentown, PA                   -        430,824      1,915,923          6,338
700 Nestle Way                          Allentown, PA                   -      3,473,120              -     16,886,629
7562 Penn Drive                         Allentown, PA                   -        269,614        844,069         78,774
7277 Williams Avenue                    Allentown, PA                   -        462,964      1,449,009        124,413
7355 Williams Avenue                    Allentown, PA                   -        489,749      1,658,091        129,157
794 Roble Boulevard                     Allentown, PA                   -      1,147,541      6,088,041         82,082
6923 Schantz Spring Road                Allentown, PA                   -      1,127,805      3,309,132         39,325
2600 Beltline Avenue                    Reading, PA                     -        558,903      2,234,167         18,193
7132 Daniels Drive                      Allentown, PA                   -      1,623,326      3,464,626      3,948,800
3985 Adler Place                        Bethlehem, PA                   -        705,367      3,915,820        172,298
8014 Industrial Boulevard               Upper Macungie, PA              -      4,019,258              -      8,656,380
180 & 190 Admiral Cochrane Drive        Annapolis, MD                   -      3,670,256              -     16,218,929
12000,001,040 Indian Creek Court        Beltsville, MD                  -      2,659,431              -     10,916,275
8280 Patuxent Range Drive               Columbia, MD                    -        181,601              -      1,336,075
7178-80 Columbia Gateway                Columbia, MD                    -      1,569,237      4,786,887        668,919
9770 Patuxent Woods Drive               Columbia, MD                    -        341,663      3,033,309         13,073
9780 Patuxent Woods Drive               Columbia, MD                    -        218,542      1,940,636          7,898
9790 Patuxent Woods Drive               Columbia, MD                    -        243,791      2,164,094         13,255


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
9810 Patuxent Woods Drive               Columbia, MD                    -        266,684      2,366,901          9,913
9800 Patuxent Woods Drive               Columbia, MD                    -        299,099      2,654,069         12,410
9820 Patuxent Woods Drive               Columbia, MD                    -        237,779      2,110,835         27,896
9830 Patuxent Woods Drive               Columbia, MD                    -        296,262      2,628,933         15,698
9050 Red Branch Road                    Columbia, MD                    -        290,950      2,577,153        272,236
4606 Richlynn Drive                     Belcamp, MD                     -        299,600      1,818,861          7,108
8945-8975 Guilford                      Columbia, MD                    -      2,428,795      7,493,740         51,780
7317 Parkway Drive                      Hanover, MD                     -      1,104,359      1,959,671          4,319
9101,9111,9115 Guilford Road            Columbia, MD                    -        758,951              -      3,350,754
9125,9135,9145 Guilford Road            Columbia, MD                    -        900,154              -      5,590,284
10 South Third Street                   Richmond, VA                    -         27,970        127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                     -      1,063,728      8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                    -      2,007,717     14,927,608        411,598
301 Hill Carter Parkway                 Richmond, VA                    -        659,456      4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                    -         29,443        215,914         32,683
5600-5626 Eastport Boulevard            Richmond, VA                    *        489,941      3,592,900        171,673
5650-5674 Eastport Boulevard            Richmond, VA                    *        644,384      4,025,480        143,071
5700 Eastport Boulevard                 Richmond, VA                    *        408,729      2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                    -        139,887        637,261        296,586
3432 Holland Road                       Virginia Beach, VA              -        173,527        790,515         11,088
4880 Cox Road                           Richmond, VA                    *        743,898      4,499,807      1,165,166
5162 Valleypointe Parkway               Roanoke, VA                     *        551,483      2,612,312         35,237
4101- 4127 Carolina Avenue              Richmond, VA                    *        310,854      2,279,597         57,138
4201-4261 Carolina Avenue               Richmond, VA                    *        693,203      5,083,493        366,110
4263-4299 Carolina Avenue               Richmond, VA                    -        256,203      2,549,649      1,074,190
4301-4335 Carolina Avenue               Richmond, VA                    -        223,696      1,640,435        116,604
4337-4379 Carolina Avenue               Richmond, VA                    *        325,303      2,385,557        728,528
4501-4549 Carolina Avenue               Richmond, VA                    *        486,166      3,565,211        130,933
4551-4593 Carolina Avenue               Richmond, VA                    *        474,360      3,478,646        118,788
4601-4643 Carolina Avenue               Richmond, VA                    *        652,455      4,784,675        313,895
4645-4683 Carolina Avenue               Richmond, VA                    *        404,616      2,967,187        831,142
4447-4491 Carolina Avenue               Richmond, VA                    -        454,056      2,729,742         92,274
4401-4445 Carolina Avenue               Richmond, VA                    *        615,038      4,510,272         85,090
12 S. Third Street                      Richmond, VA                    -         40,539        184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA              *        475,262      3,917,234        148,902
315 Cardiff Valley Road                 Knoxville, TN                   -        443,305      2,950,903         42,487
2300 East Parham Road                   Richmond, VA                    -        221,947      1,011,088         14,181
5221 Valleypark Drive                   Roanoke, VA                     -        285,008        998,370        225,006
5228 Valleypointe Parkway               Roanoke, VA                     -        218,663        796,133         97,301
5238 Valleypark Drive                   Roanoke, VA                     -        416,375      1,896,832         91,730
5601-5659 Eastport Boulevard            Richmond, VA                    *        705,660              -      5,144,267
5900 Eastport Boulevard                 Richmond, VA                    *        676,661              -      5,374,307
4717-4729 Eubank Road                   Richmond, VA                    *        449,447      3,294,697        121,382
5251 Concourse Drive                    Roanoke, VA                     -          2,813              -      1,794,801
4263F Carolina Avenue                   Richmond, VA                    *         91,476              -      1,622,797
4200 Oakleys Court                      Richmond, VA                    *        459,090      2,468,454         33,041
1821 Battery Dantzler Road              Chester, VA                     -        394,212      3,035,113         24,814
5000 Cox Road                           Glen Allen, VA                  *        770,214      3,685,248         26,510
5500 Cox Road                           Richmond, VA                    -        443,485              -      2,366,298
510 Eastpark Court                      Sandston, VA                    *        261,961      2,110,874         37,383
520 Eastpark Court                      Sandston, VA                    *        486,118      4,083,582         53,559
13001 Kingston Avenue                   Chester, VA                     -        376,584              -      2,029,360
5701-5799 Eastport Boulevard            Richmond, VA                    -        694,644              -      5,088,601
4801 Cox Road                           Richmond, VA                    -      1,072,896              -      8,858,736
600 HP Way                              Chesterfield, VA                -        146,126              -      7,774,782
500 HP Way                              Chester, VA                     -        142,692              -      6,601,027
701 Liberty Way                         Richmond, VA                    -        171,711              -      4,341,085
4198 Cox Road                           Glen Allen, VA                  -        670,292      3,839,245        220,870
5310 Valley Park Drive                  Roanoke, VA                     -        149,933              -      1,110,672
5305 Valley Park Drive                  Roanoke, VA                     -        266,948              -      1,699,419
4510 Cox Road                           Glen Allen, VA                  -      1,010,024      7,151,729         73,447
2809 South Lynnhaven Road               Virginia Beach, VA              -        953,590      6,142,742        351,441
200 Golden Oak Court                    Virginia Beach, VA              *      1,116,693      6,770,480        250,676
208 Golden Oak Court                    Virginia Beach, VA              *        965,177      6,728,717        153,409
1 Enterprise Parkway                    Hampton, VA                     -        974,675      5,579,869        290,860
22 Enterprise Parkway                   Hampton, VA                     -      1,097,368      6,760,778        214,755
530 Eastpark Court                      Sandston, VA                    -        266,883              -      2,648,481
484 Viking Drive                        Virginia Beach, VA              -        891,753      3,607,890        127,585
10430 Lakeridge Parkway                 Ashland, VA                     *        421,267      3,770,870         57,744
10456 Lakeridge Parkway                 Ashland, VA                     *        409,261      3,663,754         63,281
3829-3855 Gaskins Road                  Richmond, VA                    -        364,165      3,264,114          6,679
629 Phoenix Drive                       Virginia Beach, VA              -        371,694      2,108,097         16,966
11838 Rock Landing Drive                Newport News, VA                -        673,942      2,111,481        262,829
11844 Rock Landing Drive                Newport News, VA                -        326,774      1,391,561         31,762
11846 Rock Landing Drive                Newport News, VA                -        299,066      1,419,266         48,617
11832 Rock Landing Drive                Newport News, VA                -        299,066      1,419,266      4,891,662
5700 Cleveland Street                   Virginia Beach, VA              -        700,112      9,592,721        390,295
801 Liberty Way                         Chester, VA                     -        780,000              -      5,538,180
5 Manhattan Square                      Hampton, VA                     -        207,368              -      1,499,590
4523 Green Point Drive                  High Point, NC                  -        234,564              -      2,021,511
4501 Green Point Drive                  High Point, NC                  -        319,289              -      2,266,128
4500 Green Point Drive                  High Point, NC                  -        230,622              -      2,057,669
2427 Penny Road                         High Point, NC          5,833,866      1,165,664              -      6,184,668
4524 Green Point Drive                  High Point, NC                  *        182,810              -      2,123,396
4328, 4336 Federal Drive                High Point, NC          5,957,696        521,122              -      7,665,463
200 Centreport Drive                    Greensboro, NC                  *        331,400      3,768,600        277,530
4344 Federal Drive                      High Point, NC                  *        484,001              -      2,332,602
202 Centreport Drive                    Greensboro, NC                  *        549,948      5,360,462        283,294
101 Centreport Drive                    Greensboro, NC                  -        826,237              -      7,403,026
4000 Piedmont Parkway                   High Point, NC                  *        592,885      4,825,615        340,614


                                      LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
4380 Federal Drive                      High Point, NC                  -        282,996              -      2,039,981
4388 Federal Drive                      High Point, NC                  -        143,661              -      1,118,535
6532 Judge Adams Road                   Rock Creek, NC                  -        354,903              -      3,491,165
6532 Judge Adams Road                   Whitsett, NC                    -        305,821              -      4,218,174
3860 Faber Place                        N. Charleston, SC               *        796,655      1,974,359        114,117
4055 Faber Place                        N. Charleston, SC               *        882,352      4,794,144        153,266
3820 Faber Place                        N. Charleston, SC               *        506,558      2,365,146        175,961
3875 Faber Place                        N. Charleston, SC               *      1,164,530              -      5,746,849
150 Ridgeview Center Drive              Duncan, SC                      *        711,353      8,056,324         14,641
1320 Garlington Road                    Greenville, SC                  *        398,539      1,761,533         26,338
420 Park Avenue                         Greenville, SC                  *        522,548      2,730,261        561,097
1 Alliance Drive                        Goose Creek, SC                 -        662,422              -      2,655,438
4160 Mendenhall Oaks Parkway            High Point, NC                  -        285,882              -      3,111,109
4194 Mendenhall Oaks Parkway            High Point, NC                  -        102,372              -      2,387,725
4196 Mendenhall Oaks Parkway            High Point, NC                  -         66,731              -      1,874,392
4170 Mendenhall Oaks Parkway            High Point, NC                  -        143,699              -      1,927,539
4180 Mendenhall Oaks Parkway            High Point, NC                  -        121,329              -      1,759,811
4050 Piedmont Parkway                   High Point, NC                  -        801,902              -     17,937,653
One Independence Pointe                 Greenville, SC                  -        780,881      6,199,230        159,759
55 Beattie Place                        Greenville, SC                  -      2,643,105     23,439,801        441,999
75 Beattie Place                        Greenville, SC                  *      2,406,646     17,400,939        302,279
7736 McCloud Road                       Greensboro, NC                  -        591,795      5,895,312        152,544
15 Brendan Way                          Greenville, SC                  -        614,192      3,012,019        484,826
200 Meeting Street                      Charleston, SC                  -      4,027,428     29,542,711      1,062,186
7500 West 110th Street                  Overland Park, KS               -      2,380,493      9,575,474        201,682
8035 Quivira Road                       Lenexa, KS                      -      1,180,181      4,737,816            154
4300 Federal Drive                      Greensboro, NC                  -        264,038              -      1,611,981
1730 Stebbins Drive                     Houston, TX                     -        143,258              -        420,821
5911-5925 Richard Street                Jacksonville, FL                -        275,582              -        508,059
8383-8385 Baycenter Road                Jacksonville, FL                -         63,703              -        651,009
8775 Baypine Road                       Jacksonville, FL                -        906,804              -      3,142,795
8539 Western Way                        Jacksonville, FL                -        328,133              -      3,195,182
6255 Lake Gray Boulevard                Jacksonville, FL                -        813,067              -      3,391,938
6600-6660 Suemac Place                  Jacksonville, FL                -        210,804              -      1,897,839
6800-6850 Suemac Place                  Jacksonville, FL                -        121,077              -      1,136,702
8665,8667,8669 Baypine Road             Jacksonville, FL                -        966,552              -      4,011,871
8540 Baycenter Road                     Jacksonville, FL                -        445,603              -      1,371,536
1200 Riverplace Drive                   Jacksonville, FL                -      1,028,864              -     19,287,076
8400 Baymeadows Way                     Jacksonville, FL                -        557,682              -      2,332,243
8614 Baymeadows Way                     Jacksonville, FL                -        290,291              -      1,110,880
5941-5975 Richard Street                Jacksonville, FL                -        583,622              -      1,113,225
7970 Bayberry Road                      Jacksonville, FL                -        127,520              -      1,237,972
6000-6030 Bowdendale Avenue             Jacksonville, FL                -        275,475              -      1,628,439
7898 Baymeadows Way                     Jacksonville, FL                -        561,802              -      1,972,330
5977-6607 Richard Street                Jacksonville, FL                -        180,033              -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL                -        210,299              -      2,718,897
7954 & 7960 Baymeadows Way              Jacksonville, FL                -        291,312              -      2,980,181
8787 Baypine Road                       Jacksonville, FL                -      2,076,306              -     35,605,962
7077 Bonneval Road                      Jacksonville, FL                -        768,000      5,789,000      1,177,280
4190 Belfort Road                       Jacksonville, FL                -        821,000      5,866,000      1,579,697
8011, 8021, 8031 Phillips Highway       Jacksonville, FL                -        626,250      3,548,750      1,057,005
7020 AC Skinner Parkway                 Jacksonville, FL                *        398,257              -      2,454,527
7040 AC Skinner Parkway                 Jacksonville, FL                *        706,934              -      3,109,161
11777 Central Highway                   Jacksonville, FL                -         92,207        429,997      1,925,123
4345 Southpoint Parkway                 Jacksonville, FL                -              -              -      8,131,311
7016 AC Skinner Parkway                 Jacksonville, FL                -        597,181              -      2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                -        840,996              -      4,085,825
7014 AC Skinner Parkway                 Jacksonville, FL                -        574,198              -      3,186,626
6620 Southpoint Drive                   Jacksonville, FL                -        614,602      4,267,477        441,080
7980 Bayberry Road                      Jacksonville, FL                -        330,726      1,338,101         17,775
9600 Satellite Boulevard                Orlando, FL                     -        252,850      1,297,923         48,374
9700 Satellite Boulevard                Orlando, FL                     -        405,362      1,146,546         12,238
1902 Cypress Lake Drive                 Orlando, FL                     -        523,512      3,191,790        746,704
9550 Satellite Boulevard                Orlando, FL                     -        574,831              -      2,059,187
8250 & 8256 Exchange Place              Orlando, FL                     -        622,413      2,507,842         79,382
6600 Southpoint Parkway                 Jacksonville, FL                -        998,432      4,055,727        251,205
6700 Southpoint Parkway                 Jacksonville, FL                -        620,719      2,989,746         27,675
4801 Executive Park Court - 100         Jacksonville, FL                *        554,993      2,993,277          2,087
4801 Executive Park Court - 200         Jacksonville, FL                *        370,017      1,995,518             47
4810 Executive Park Court               Jacksonville, FL                *        369,694      3,045,639         39,000
6602 Executive Park Court - 100         Jacksonville, FL                *        388,519      2,095,293         62,894
6602 Executive Park Court - 200         Jacksonville, FL                *        296,014      1,596,347          1,956
6631 Executive Park Court - 100         Jacksonville, FL                *        251,613      1,356,849             50
6631 Executive Park Court - 200         Jacksonville, FL                *        406,561      2,195,070         11,698
4815 Executive Park Court - 100         Jacksonville, FL                *        366,317      1,975,393            390
4815 Executive Park Court - 200         Jacksonville, FL                *        462,522      2,494,397        129,584
4825 Executive Park Court               Jacksonville, FL                *        601,278      3,242,491          4,918
4820 Executive Park Court               Jacksonville, FL                *        555,173      2,693,130        416,123
10511 & 10611 Satellite Boulevard       Orlando, FL                     -        517,554      2,568,186        171,705
1400-1440 Central Florida Parkway       Orlando, FL                     -        518,043      2,561,938         66,822
6601 Executive Park Circle North        Jacksonville, FL                -        551,250      3,128,361            640
1300 Riverplace South                   Jacksonville, FL                -      1,804,258      7,755,572        533,873
4901 Belfort Lane                       Jacksonville, FL                -        877,964      2,360,742      1,841,852
16445 Air Center Boulevard              Houston, TX                     -        363,339      2,509,186          8,363
16405 Air Center Boulevard              Houston, TX                     -        438,853      3,030,396         53,128
2216 Directors Row                      Orlando, FL                     -        453,918      2,572,202          2,098
7460 Chancellor Drive                   Orlando, FL                     -        266,555        902,949        246,252
1901 Summit Tower Boulevard             Maitland, FL                    -      6,078,791     12,348,567        242,213
3701-3727 Vineland Road                 Orlando, FL                     -        767,929      2,096,504         46,418
16580 Air Center Boulevard              Houston, TX                     -        289,000      3,559,857              -


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
4001,4051,4101 Fowler Avenue            Tampa, FL                       -      1,299,310              -      4,765,625
5501-5502 Pioneer Park Boulevard        Tampa, FL                       -        162,000      1,613,000        199,254
5690-5694 Crenshaw Street               Tampa, FL                       -        181,923      1,812,496        155,404
3102,3104,3110 Cherry Palm Drive        Tampa, FL                       -        503,767      2,787,585        194,894
8401-8408 Benjamin Road                 Tampa, FL                       -        789,651      4,454,648        306,516
3501 Riga Boulevard                     Tampa, FL                       -        617,289      3,048,379        179,328
111 Kelsey Lane                         Tampa, FL                       -        359,540      1,461,850        164,325
7930, 8010-20 Woodland Center           Tampa, FL                       *      1,408,478      5,247,246        157,981
7920 Woodland Center Boulevard          Tampa, FL                       *      1,382,648      2,445,444        404,336
8154-8198 Woodland Center               Tampa, FL                       *        399,088      2,868,834         24,958
8112-42 Woodland Center                 Tampa, FL                       *        513,263      3,230,239         13,495
8212 Woodland Center                    Tampa, FL                       *        820,882      2,322,720         14,211
131 Kelsey Lane                         Tampa, FL                       -        511,463              -      4,655,841
7724 Woodland Center Blvd.              Tampa, FL                       -        235,893              -      2,088,571
7802-50 Woodland Center Blvd.           Tampa, FL                       -        357,364              -      2,511,296
7852-98 Woodland Center Blvd.           Tampa, FL                       -        357,364              -      2,459,675
8921 Brittany Way                       Tampa, FL                       -        255,583      1,063,882        827,162
5250 Eagle Trail Drive                  Tampa, FL                       -        952,860              -      3,457,917
7725 Woodland Center Blvd.              Tampa, FL                       -        553,335              -      3,229,159
8001 Woodland Center Blvd.              Tampa, FL                       -        350,406              -      2,230,675
4502 Woodland Corporate Blvd.           Tampa, FL                       -              -              -      4,100,728
1701 Clint Moore Boulevard              Boca Raton, FL                  -      1,430,884      3,043,553         39,852
4555 Riverside Drive                    Beach Gardens, FL               -        805,672      5,782,360         16,906
2500 Metrocentre Boulevard              West Palm Beach, FL             -        238,362      1,534,926         22,834
2540 Metrocentre Boulevard              West Palm Beach, FL             -        165,071      1,058,736        259,647
2541 Metrocentre Boulevard              West Palm Beach, FL             -        145,091        379,318        656,451
2580 Metrocentre Boulevard              West Palm Beach, FL             -        256,478      1,651,602         22,178
2581 Metrocentre Boulevard              West Palm Beach, FL             -        189,359      1,218,712         17,090
1101 Northpoint Parkway                 West Palm Beach, FL             -        258,606      1,462,432         85,808
3223 Commerce Place                     West Palm Beach, FL             -        501,843      2,012,290         20,898
801 Northpoint Parkway                  West Palm Beach, FL             -        459,284      2,597,108          8,643
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL              -        603,776      4,176,238        189,405
6500 NW 12th Avenue                     Ft. Lauderdale, FL              -          7,099      3,046,309         28,824
6600 NW 12th Avenue                     Ft. Lauderdale, FL              -          7,102      3,047,462         49,193
1500 SW 5th Court                       Pompano Beach, FL               -        972,232      3,892,085         34,278
1651 SW 5th Court                       Pompano Beach, FL               -        203,247        811,093         26,176
1601 SW 5th Court                       Pompano Beach, FL               -        203,247        811,093         50,505
1501 SW 5th Court                       Pompano Beach, FL               -        203,247        811,093         22,163
1400 SW 6th Court                       Pompano Beach, FL               -      1,157,049      4,620,956         40,900
1405 SW 6th Court                       Pompano Beach, FL               -        392,138      1,565,787         19,638
595 SW 13th Terrace                     Pompano Beach, FL               -        359,933      1,437,116          8,222
601 SW 13th Terrace                     Pompano Beach, FL               -        164,413        655,933         24,625
605 SW 16th Terrace                     Pompano Beach, FL               -        310,778      1,238,324          1,046
2440-2478 Metrocentre Boulevard         West Palm Beach, FL             -        470,214      2,120,555         30,584
951 Broken Sound Parkway                Boca Raton, FL          2,991,732      1,426,251      6,098,952        111,801
3400 Lakeside Drive                     Miramar, FL                     -      2,022,153     11,345,881        361,307
3450 Lakeside Drive                     Miramar, FL                     -      2,022,152     11,357,143        168,072
13650 NW 8th Street                     Sunrise, FL                     -        558,223      2,171,930         22,633
13630 NW 8th Street                     Sunrise, FL                     -        659,797      2,596,275        139,213
777 Yamato Road                         Boca Raton, FL                  -      4,101,247     16,077,347      2,390,392
1801 Clint Moore Boulevard              Boca Raton, FL                  -      1,065,068      4,481,644        133,867
6601-6625 W. 78th Street                Bloomington, MN                 -      2,263,060              -     38,904,897
2905 Northwest Boulevard                Plymouth, MN                    -        516,920      4,646,342        465,848
2800 Campus Drive                       Plymouth, MN                    -        395,366      3,554,512        132,855
2955 Xenium Lane                        Plymouth, MN                    -        151,238      1,370,140         96,026
9401-9443 Science Center Drive          New Hope, MN                    -        431,295      3,888,684        166,092
6321-6325 Bury Drive                    Eden Prairie, MN                -        462,876      4,151,790        162,210
7115-7173 Shady Oak Road                Eden Prairie, MN                -        454,974      4,089,410        330,640
7660-7716 Golden Triangle Drive         Eden Prairie, MN                -        568,706      5,115,177      1,342,306
7400 Flying Cloud Drive                 Eden Prairie, MN                -        195,982      1,762,027         18,678
10301-10305 West 70th Street            Eden Prairie, MN                -        120,622      1,085,226         74,678
10321 West 70th Street                  Eden Prairie, MN                -        145,198      1,305,700         32,908
10333 West 70th Street                  Eden Prairie, MN                -        110,746        995,868         28,179
10349-10357 West 70th Street            Eden Prairie, MN                -        275,903      2,481,666        259,683
10365-10375 West 70th Street            Eden Prairie, MN                -        291,077      2,618,194        155,468
10393-10394 West 70th Street            Eden Prairie, MN                -        269,618      2,423,318        228,748
7078 Shady Oak Road                     Eden Prairie, MN                -        343,093      3,085,795          6,198
10400 Viking Drive                      Eden Prairie, MN                -      2,912,391              -     21,054,219
5600 & 5610 Rowland Road                Minnetonka, MN                  -        828,650      7,399,409        138,765
2920 Northwest Boulevard                Plymouth, MN                    -        392,026      3,433,678        652,398
5400-5500 Feltl Road                    Minnetonka, MN                  -        883,895      7,983,345        124,782
10300 Bren Road                         Minnetonka, MN                  -        344,614      3,110,477        139,754
14630-14650 28th Avenue North           Plymouth, MN                    -        198,205      1,793,422        124,390
7695-7699 Anagram Drive                 Eden Prairie, MN                -        760,525      3,254,758         25,622
7550 Meridian Circle                    Maple Grove, MN         2,233,336        513,250      2,901,906         18,892
2800 Northwest Boulevard                Plymouth, MN            4,767,857      1,934,438     10,952,503         20,598
3255 Neil Armstrong Boulevard           Eagan, MN                       -      1,131,017              -      3,377,738
4801 West 81st Street                   Bloomington, MN           809,656      1,624,701      2,494,368        229,689
8100 Cedar Avenue                       Bloomington, MN         2,266,873        501,313      3,675,416         25,281
9600 54th Avenue                        Plymouth, MN                    -        332,317      3,077,820        138,126
7800 Equitable Drive                    Eden Prairie, MN                -      2,188,525      3,788,762         21,124
7905 Fuller Road                        Eden Prairie, MN                -      1,229,862      4,075,167         34,668
9023 Columbine Road                     Eden Prairie, MN                -      1,956,273              -      4,626,133
6161 Green Valley Drive                 Bloomington, MN                 -        740,378      3,311,602        725,545
4700 Nathan Lane North                  Minneapolis, MN                 -      1,501,308      8,446,083        150,141
26911-26957 Northwestern Hwy.           Southfield, MI                  -      7,799,515     66,268,817      4,331,655
1650 Research Drive                     Troy, MI                        -        763,067      7,201,677         62,941
1775 Research Drive                     Troy, MI                        -        331,422      2,788,073         39,840
1875 Research Drive                     Troy, MI                        -        329,863      2,774,006        104,700
1850 Research Drive                     Troy, MI                        -        781,054      7,364,300        178,657


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
1965 Research Drive                     Troy, MI                        -        419,090      3,578,928         99,339
1960 Research Drive                     Troy, MI                        -        419,146      3,579,166         47,118
27260 Haggerty Road                     Farmington Hills, MI            -        456,877      4,091,196        105,268
27200 Haggerty Road                     Farmington Hills, MI            -        382,754      3,425,227         27,327
27280 Haggerty Road                     Farmington Hills, MI            -        452,860      4,055,512         67,196
27220 Haggerty Road                     Farmington Hills, MI            -        203,064      1,802,592         18,135
27240 Haggerty Road                     Farmington Hills, MI            -        171,518      1,518,192         17,817
27300 Haggerty Road                     Farmington Hills, MI            -        370,378      3,311,366         74,634
1101 Allen Drive                        Troy, MI                        -         98,144        887,935         18,162
1151 Allen Drive                        Troy, MI                        -        164,483      1,486,220        181,288
1300 Rankin Street                      Troy, MI                        -        134,090      1,212,752         24,764
1350 Rankin Street                      Troy, MI                        -        111,776      1,011,497         22,043
1376-1400 Rankin Street                 Troy, MI                        -        134,292      1,213,626         66,018
1352-1374 Rankin Street                 Troy, MI                        -        153,275      1,385,098         28,286
1324-1346 Rankin Street                 Troy, MI                        -        134,090      1,212,214          9,324
1301-1307 Rankin Street                 Troy, MI                        -        111,776      1,011,121         50,703
1409 Allen Drive                        Troy, MI                        -        142,370      1,286,048        197,550
1304 E Maple Road                       Troy, MI                        -        211,233      1,906,786        304,769
1334 Maplelawn Road                     Troy, MI                        -        124,296      1,122,802            824
1290 Maplelawn Road                     Troy, MI                        -         85,321        771,621         58,817
1070 Maplelawn Road                     Troy, MI                        -         68,560        620,595         40,673
950 Maplelawn Road                      Troy, MI                        -        252,429      2,265,259         24,248
894 Maplelawn Road                      Troy, MI                        -        181,749      1,632,243         17,270
1179 Maplelawn Road                     Troy, MI                        -         87,845        794,365         52,384
1940 Norwood Drive                      Troy, MI                        -         86,836        785,267          6,916
1311-1331 Maplelawn Road                Troy, MI                        -        125,407      1,132,810          6,991
2354 Bellingham Street                  Troy, MI                        -         87,340        789,817         12,654
2360 Bellingham Street                  Troy, MI                        -         87,340        789,817         56,050
1911 Ring Drive                         Troy, MI                        -         86,129        778,900         73,225
26442-26450 Haggerty Road               Farmington Hills, MI            -        237,687      2,143,478         24,808
26500 Haggerty Road                     Farmington Hills, MI            -        311,093      2,791,804         41,203
26650 Haggerty Road                     Farmington Hills, MI            -        173,166      1,562,704         16,203
26700 Haggerty Road                     Farmington Hills, MI            -        253,338      2,290,696         13,694
26750 Haggerty Road                     Farmington Hills, MI            -        292,717      2,638,688         30,175
26800 Haggerty Road                     Farmington Hills, MI            -        175,489      1,583,362         14,979
26842-26850 Haggerty Road               Farmington Hills, MI            -        239,606      2,160,470         16,787
26600 Haggerty Road                     Farmington Hills, MI            -        455,846              -      2,515,696
50 West Big Bear Road                   Troy, MI                        -      2,159,678     19,481,454        206,563
100 West Big Bear Road                  Troy, MI                        -      2,113,006     19,057,355        240,671
245 Executive Drive                     Brookfield, WI                  -        577,067      5,197,903        165,119
8301 West Parkland Court                Milwaukee, WI                   -        358,442      3,233,707        103,317
32991 Hamilton Court                    Farmington Hills, MI            -      1,065,392      3,627,675        999,498
7800 N. 113th Street                    Milwaukee, WI                   -      1,711,964      6,847,857         50,834
2475-2479 Elliot Avenue                 Troy, MI                        -        128,808        516,393         17,129
32661 Edward Avenue                     Madison Heights, MI             -        378,838      2,330,550          4,054
32701 Edward Avenue                     Madison Heights, MI             -        340,398      1,364,777          3,043
32751 Edward Avenue                     Madison Heights, MI             -        151,410        859,462         50,955
32853 Edward Avenue                     Madison Heights, MI             -        138,121        784,426         53,827
555 East Mandoline Avenue               Madison Heights, MI             -        140,862        799,993          1,644
599 East Mandoline Avenue               Madison Heights, MI             -        132,164        646,768         35,517
749 East Mandoline Avenue               Madison Heights, MI             -        144,658        708,054            915
750 East Mandoline Avenue               Madison Heights, MI             -        151,458        741,185            878
900 East Mandoline Avenue               Madison Heights, MI             -        157,729        771,872            915
949 East Mandoline Avenue               Madison Heights, MI             -        137,049        778,338            901
32090 John Road                         Madison Heights, MI             -         70,351        399,251          6,610
31601 Research Park Drive               Madison Heights, MI             -        331,179      1,879,812          4,662
31651 Research Park Drive               Madison Heights, MI             -        194,012      1,101,576          1,132
31700 Research Park Drive               Madison Heights, MI             -        373,202      1,824,721          3,575
31701 Research Park Drive               Madison Heights, MI             -        185,845      1,054,681         58,683
31751 Research Park Drive               Madison Heights, MI             -        194,063      1,300,574          1,822
31800 Research Park Drive               Madison Heights, MI             -        217,929      1,601,469          2,088
800 Tech Row                            Madison Heights, MI             -        444,977      2,984,811          6,865
900 Tech Row                            Madison Heights, MI             -        155,606        883,725          1,864
1000 Tech Row                           Madison Heights, MI             -        357,897      2,628,029         84,900
31771 Sherman Avenue                    Madison Heights, MI             -        150,944        645,040            781
31791 Sherman Avenue                    Madison Heights, MI             -        105,606        649,891            614
31811 Sherman Avenue                    Madison Heights, MI             -        207,599      1,179,010          1,363
31831 Sherman Avenue                    Madison Heights, MI             -        158,483        900,064          4,820
31900 Sherman Avenue                    Madison Heights, MI             -        269,293      1,754,498          2,570
800 East Whitcomb Avenue                Madison Heights, MI             -        151,704      1,294,687            878
950 East Whitcomb Avenue                Madison Heights, MI             -        113,630      2,162,302          2,651
1000 East Whitcomb Avenue               Madison Heights, MI             -        113,512      1,023,613         41,628
1201 East Whitcomb Avenue               Madison Heights, MI             -        302,567      1,213,232         26,687
1210 East Whitcomb Avenue               Madison Heights, MI             -        121,298        329,051            540
1260 Kempar Avenue                      Madison Heights, MI             -         78,720        385,223         27,650
1280 Kempar Avenue                      Madison Heights, MI             -        142,305        536,474         25,249
22515 Heslip Drive                      Madison Heights, MI             -        144,477        338,277          6,744
8400 Lakeview Parkway                   Pleasant Prairie, WI            -        892,146      4,032,027         77,212
8401 Lakeview Parkway                   Pleasant Prairie, WI            -        649,631      3,462,362         54,788
9801 80th Avenue                        Pleasant Prairie, WI            -      1,692,077      7,934,794         39,593
11950 W. Lake Park Drive                Milwaukee, WI                   -        391,813      2,340,118        112,942
11400 W. Lake Park Drive                Milwaukee, WI                   -        439,595      2,357,904        128,677
11425 W. Lake Park Drive                Milwaukee, WI                   -        382,256      2,350,619         98,537
11301 W. Lake Park Drive                Milwaukee, WI                   -        614,477      2,626,456         84,780
11900 W. Lake Park Drive                Milwaukee, WI                   -        347,853      2,396,887        470,700
16620-16650 W. Bluemound Road           Brookfield, WI                  -        586,665      4,289,907        107,603
1600-1630 E. Big Beaver Road            Troy, MI                        -      1,454,406      2,952,884         40,101
10 Kings Hill Ave                       West Malling, UK                -        983,547              -      6,783,397
18 Kings Hill Avenue                    West Malling, UK                -        829,785              -      5,474,522
2 Kings Hill Avenue                     West Malling, UK                -        785,565              -      5,456,714


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
25 Kings Hill Avenue                    West Malling, UK        5,653,550      1,105,380              -      8,130,757
30 Tower View                           West Malling, UK                -      1,657,321              -     11,648,076
35 Kings Hill Ave                       West Malling, UK                -        812,193              -      2,925,276
39 Kings Hill Avenue                    West Malling, UK                -        494,508              -      3,361,678
50 Gibson Drive                         West Malling, UK                -             **              -      3,710,203
50 Kings Hill Avenue                    West Malling, UK                -      1,215,608              -     12,726,739
                                                             ------------   ------------ -------------- --------------
Subtotal Operating Real Estate                               $109,792,052   $396,494,847 $1,506,876,370 $1,101,308,391
                                                             ============   ============ ============== ==============


DEVELOPMENT IN PROGRESS
Walnut Grove Land                       Horsham, PA$         $          -   $  1,065,951 $            - $    6,953,612
PNC Bank - Phase II Construction        Philadelphia, PA                -              -              -     16,678,947
2201 Renaissance Blvd                   King of Prussia, PA             -              -              -      9,982,666
2540 Renaissance Blvd                   King of Prussia, PA             -              -              -        663,172
2560 Renaissance Blvd                   King of Prussia, PA             -              -              -      1,986,697
Keystone Industrial Park Bldg 1         Bristol, PA                     -              -              -      1,250,724
651 Bridgestone Drive                   Allentown, PA                   -      4,308,646              -     11,972,963
10800 Nuckols Road                      Glen Allen, VA                  -      1,432,462              -     12,469,285
3955 Faber Place                        Charleston, SC                  -        381,887              -      5,499,159
4135 Mendenall Oaks Parkway             High Point, NC                  -        499,500              -      2,139,188
3825 Faber Place                        N. Charleston, SC               -        245,367              -        391,806
Butler Plaza                            Jacksonville, FL                -      1,299,201              -      5,920,088
4905 Belfort Street                     Jacksonville, FL                -        638,154              -      2,220,418
7315 Salisbury Road                     Jacksonville, FL                -              -              -      2,445,815
4630 Woodland Corporate Blvd            Tampa, FL                       -        943,169              -     12,147,061
Silo Bend 12                            Tampa, FL                       -        654,259              -      3,062,207
9001-9015 Brittany Way                  Tampa, FL                       -              -              -      1,314,924
Huntington Square Land                  Miramar, FL                     -      2,960,511              -     12,710,188
Flying Cloud Building C                 Eden Prairie, MN                -      1,450,000              -      1,092,142
West Tech Park Land (Lot C)             Farmington Hills, MI            -        368,083              -      2,298,685
38100 Ecorse Road                       Romulus, MI                     -              -              -      6,285,626
4 Abbey Wood Road                       West Malling, UK                -              -              -      3,137,222
                                                             ------------   ------------ -------------- --------------
Subtotal Development in Progress                             $          -   $ 16,247,190 $            - $  122,622,595
                                                             ============   ============ ============== ==============

LAND HELD FOR DEVELOPMENT
Gwynedd North Bus. Campus Land          Lansdale, PA         $          -   $          - $            - $    1,138,244
Renaissance Park Land                   King of Prussia, PA             -      1,645,246              -        528,770
Keystone Park Land                      Bristol, PA                     -        730,434              -         26,455
Peco Lot @ PBC                          Horsham, PA                     -        183,617              -          9,044
11 Great Valley Parkway                 Malvern, PA                     -        496,297              -        190,744
Commodore Business Park                 Logan Twp., NJ                  -      2,112,556              -      1,444,801
Marlton Executive Park Land             Marlton, NJ                     -        550,664              -        241,351
410 Center Square Land                  Logan Township, NJ              -        476,564              -          6,913
800 Arlington Blvd Expansion Land       Logan, NJ                       -        195,686              -        505,882
1015 Briggs Road Land                   Mt. Laurel, NJ                  -        356,987              -        113,673
Lehigh Valley Corporate Center Land     Bethlehem, PA                   -      1,038,809              -        511,511
LVCC Phase 2 Land                       Bethlehem, PA             612,500      4,242,279              -        992,411
LV West Land - Lot 5A                   Upper Macungie, PA        250,000      4,484,096              -      1,387,883
Park at Valleypointe Land               Roanoke, VA                     -        238,545              -        401,575
Fairgrounds Distribution Center Land    Richmond, VA                    -        100,000              -         29,107
Rivers Bend Land                        Chesterfield , VA               -      1,695,415              -      7,911,684
Woodlands Center Land                   Sandston, VA                    -        928,555              -        223,284
501 Liberty Way                         Chesterfield, VA                -        165,042              -        484,965
601 Hewlett Packard Way (HP3)           Chesterfield, VA                -        171,053              -        460,853
6000-98 Eastport Blvd                   Richmond, VA                    -        787,091              -        827,650
Eastport VIII                           Richmond, VA                    -        379,836              -          2,862
Eastport IX                             Richmond, VA                    -        209,856              -          1,771
Westmoreland Land                       Virginia Beach, VA              -        758,403              -        113,917
Central Green Land                      Houston, TX                     -      1,394,592              -        151,006
Westmoreland III Land                   Virginia Beach, VA              -        645,966              -         96,531
Mendenhall Land                         High Point, NC                  -      2,394,914              -      2,822,105
Independence Pointe Land                Greenville, SC                  -      1,304,084              -        162,322
Executive Park at Faber Place Land      Charleston, SC                  -              -              -        119,379
Southchase Business Park Land           Greenville, SC                  -              -              -         77,082
Woodfield Land                          Greenville, SC                  -              -              -         70,686
Eagle Hill Business Park Land           High Point, NC                  -        424,169              -         78,909
Southpoint Business Park Land           Jacksonville, FL                -        349,339              -         88,772
Liberty Business Park Land              Jacksonville, FL                -        448,097              -          8,172
7024 AC Skinner Parkway                 Jacksonville, FL                -        468,643              -        282,805
Silo Bend Land (LPDC)                   Tampa, FL                       -      3,386,932              -        833,083
Exchange Place Land                     Orlando, FL                     -        193,406              -          8,711
Belfort Road                            Jacksonville, FL                -        468,643              -         24,265
Butler Plaza Land                       Jacksonville, FL                -      2,602,994              -        592,144
Salisbury Road Land                     Jacksonville, FL                -      1,227,750              -        699,010
South Center Land                       Orlando, FL                     -      3,298,807              -          3,386
South Center Land                       Orlando, FL                     -        479,859              -         12,597
4508 Woodland Corporate Blvd            Tampa, FL                       -        498,598              -          5,668
Woodland Corporate Center Land          Tampa, FL                       -              -              -      1,025,593
Pompano Business Park Land - Parcel 2   Boca Raton, FL                  -        407,328              -          3,584
Pompano Business Park Land - Parcel 3   Boca Raton, FL                  -        509,233              -          3,614
Boca Colannade Land - Yamato Road       Boca Raton, FL                  -      3,649,792              -        540,914
Klodt Land                              Eden Prairie, MN                -      5,694,963              -        302,264
Flying Cloud Land                       Eden Prairie, MN                -      4,731,035              -      1,881,479
Romulus Land                            Romulus, MI                     -        970,464              -        219,301
Victor Corporate Land                   Livonia, MI                     -      6,472,528              -        539,445
Big Veaver Airport Land                 Troy, MI                        -     14,690,542              -        128,392


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
LAND HELD FOR DEVELOPMENT - CONTINUED
Lakeview Corporate Park Land            Pleasant Praire, WI             -      1,357,602              -         35,656
Park Place South Land                   Milwaukee, WI                   -      2,804,369              -          7,279
                                                           --------------  ------------- -------------- --------------
Subtotal Land Held for Development                         $      862,500  $  82,821,680 $            - $   28,379,505
                                                           ==============  ============= ============== ==============

                                                           --------------  ------------- -------------- --------------
Total All Properties                                       $  110,654,552  $ 495,563,717 $1,506,876,370 $1,252,310,491
                                                           ==============  ============= ============== ==============

*Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General,
 New York Life, Manufacturer's Life, USG Annuity and Life and Jackson National Life totalling $264.2 million.

**Rouse leases land from Kent County Council.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA             $      645,318   $     5,025,250  $     5,670,568
420 Lapp Road                             Malvern, PA                  1,049,243         6,296,778        7,346,021
747 Dresher Road                          Horsham, PA                  1,611,977         3,943,429        5,555,406
45-67 Great Valley Parkway                Malvern, PA                    795,831         2,930,154        3,725,985
1180 Church Road                          Lansdale, PA                 2,521,973        16,679,441       19,201,414
40 Valley Stream Parkway                  Malvern, PA                    323,792         2,184,948        2,508,740
50 Valley Stream Parkway                  Malvern, PA                    371,068         2,301,942        2,673,010
20 Valley Stream Parkway                  Malvern, PA                    466,413         5,130,242        5,596,655
800 Town Center Drive                     Langhorne, PA                1,619,288         9,379,292       10,998,581
11, 15 Great Valley Parkway               Malvern, PA                  1,837,878        15,155,884       16,993,762
257-275 Great Valley Parkway              Malvern, PA                    505,458         4,444,996        4,950,454
300 Technology Drive                      Malvern, PA                    374,497         1,297,825        1,672,322
277-293 Great Valley Parkway              Malvern, PA                    531,534         1,950,642        2,482,176
311 Technology Drive                      Malvern, PA                    348,099         2,292,838        2,640,937
325 Technology Drive                      Malvern, PA                    385,693         1,841,992        2,227,685
7 Great Valley Parkway                    Malvern, PA                    177,317         4,414,675        4,591,992
55 Valley Stream Parkway                  Malvern, PA                    215,818         3,406,566        3,622,384
65 Valley Stream Parkway                  Malvern, PA                    382,361         5,189,145        5,571,506
508 Lapp Road                             Malvern, PA                    263,116         1,828,410        2,091,526
10 Valley Stream Parkway                  Malvern, PA                    465,135         2,893,353        3,358,488
333 Phoenixville Pike                     Malvern, PA                    524,229         3,083,246        3,607,475
30 Great Valley Parkway                   Malvern, PA                    128,783           354,908          483,691
75 Great Valley Parkway                   Malvern, PA                    143,811           418,152          561,963
27-43 Great Valley Parkway                Malvern, PA                    449,447         2,132,001        2,581,448
77-123 Great Valley Parkway               Malvern, PA                    888,359         4,715,098        5,603,457
260 Great Valley Parkway                  Malvern, PA                    212,768           840,301        1,053,069
256 Great Valley Parkway                  Malvern, PA                    161,949         1,887,910        2,049,859
205 Great Valley Parkway                  Malvern, PA                  1,369,003         9,629,930       10,998,933
12,14,16 Great Valley Parkway             Malvern, PA                    131,517         1,201,212        1,332,729
155 Great Valley Parkway                  Malvern, PA                    626,068         2,257,560        2,883,628
333 Technology Drive                      Malvern, PA                     90,952         2,377,145        2,468,097
510 Lapp Road                             Malvern, PA                    325,415           897,495        1,222,910
181 Wheeler Court                         Langhorne, PA                  263,490         2,094,122        2,357,612
1100 Wheeler Way                          Langhorne, PA                  151,500         1,189,217        1,340,717
60 Morehall Road                          Malvern, PA                    884,974        13,989,653       14,874,627
905 Airport Road                          West Chester, PA             1,735,012         5,371,955        7,106,967
16 Cabot Boulevard                        Langhorne, PA                  649,743         5,966,093        6,615,836
1 Country View Road                       Malvern, PA                    406,421         4,062,617        4,469,038
2151 Cabot Boulevard                      Langhorne, PA                  389,990         3,714,510        4,104,500
170 South Warner Road                     King of Prussia, PA            555,911         5,582,639        6,138,550
190 South Warner Road                     King of Prussia, PA            560,373         4,746,846        5,307,219
507 Prudential Road                       Horsham, PA                    652,919         6,012,120        6,665,039
100 Witmer Road                           Horsham, PA                  3,764,783        11,450,181       15,214,964
3100 Horizon Drive                        King of Prussia, PA            611,435         1,997,769        2,609,205
3300 Horizon Drive                        King of Prussia, PA            687,878         3,143,819        3,831,697
3500 Horizon Drive                        King of Prussia, PA          1,223,875         2,512,100        3,735,976
200 Chesterfield Parkway                  Malvern, PA                    495,893         2,861,279        3,357,172
767 Electronic Drive                      Horsham, PA                  1,241,970         2,733,851        3,975,821
132 Welsh Road                            Horsham, PA                  1,408,042         3,690,825        5,098,867
5 Country View Road                       Malvern, PA                    786,235         4,862,177        5,648,412
3200 Horizon Drive                        King of Prussia, PA          1,210,136         4,014,561        5,224,697
3000 Horizon Drive                        King of Prussia, PA            946,703         2,092,418        3,039,120
111-195 Witmer Road                       Horsham, PA                    378,205         3,042,988        3,421,193
300 Welsh Road                            Horsham, PA                    180,459         1,559,560        1,740,018
400 Welsh Road                            Horsham, PA                    282,493         3,249,228        3,531,721
8801 Tinicum Boulevard                    Philadelphia, PA               124,062        26,687,939       26,812,001
440 East Swedesford Road                  King of Prussia, PA            717,001         6,261,245        6,978,246
460 East Swedesford Road                  King of Prussia, PA            705,317         5,263,417        5,968,734
50 Morehall Road                          Malvern, PA                  1,337,076        12,559,217       13,896,293
2 Walnut Grove Drive                      Horsham, PA                  1,265,363         8,580,464        9,845,827
200 Gibraltar Road                        Horsham, PA                    638,513         6,487,538        7,126,052


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
220 Gibraltar Road                        Horsham, PA                    629,944         5,778,394        6,408,338
240 Gibraltar Road                        Horsham, PA                    629,944         5,762,958        6,392,902
151 S. Warner Road                        King of Prussia, PA          1,218,086         7,087,359        8,305,445
1 Walnut Grove Drive                      Horsham, PA                  1,058,901         6,388,326        7,447,227
3604 Horizon Drive                        King of Prussia, PA            350,873         1,622,699        1,973,572
3606 Horizon Drive                        King of Prussia, PA            815,855         1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA            952,911        14,270,962       15,223,873
680 Swedesford Road                       King of Prussia, PA            952,361        13,971,346       14,923,707
761 Fifth Avenue                          King of Prussia, PA            256,463         2,426,184        2,682,647
771 Fifth Avenue                          King of Prussia, PA            152,456         1,465,494        1,617,950
1 Great Valley Parkway                    Malvern, PA                    419,460         4,093,368        4,512,828
5 Great Valley Parkway                    Malvern, PA                    684,200         6,564,330        7,248,530
311 Sinclair Road                         Bristol, PA                    277,901         1,598,758        1,876,660
100 Cedar Hollow Road                     Malvern, PA                  1,646,985        15,821,401       17,468,386
3 Country View Road                       Malvern, PA                  1,128,880         4,546,491        5,675,371
425 Technology Drive                      Malvern, PA                    321,473         1,710,130        2,031,603
375 Technology Drive                      Malvern, PA                    234,922         1,721,291        1,956,213
45 Liberty Boulevard                      Malvern, PA                  4,768,152        14,640,333       19,408,485
100 Chesterfield Parkway                  Malvern, PA                  1,349,954         6,645,720        7,995,674
181-187 Gibraltar Road                    Horsham, PA                    360,549         3,693,803        4,054,352
104 Rock Road                             Horsham, PA                    330,111         3,003,681        3,333,792
123-135 Rock Road                         Horsham, PA                    393,019         2,915,514        3,308,533
111-159 Gibraltar Road                    Horsham, PA                    489,032         4,210,960        4,699,992
161-175 Gibraltar Road                    Horsham, PA                    294,673         3,106,542        3,401,215
103-109 Gibraltar Road                    Horsham, PA                    270,906         3,023,061        3,293,967
261-283 Gibraltar Road                    Horsham, PA                    464,871         3,990,308        4,455,179
201-223 Witmer Road                       Horsham, PA                    270,282         3,877,673        4,147,955
231-237 Gibraltar Road                    Horsham, PA                    436,952         4,289,949        4,726,901
100 Gibraltar Road                        Horsham, PA                     38,729           358,432          397,161
101 Gibraltar Road                        Horsham, PA                    731,990         5,943,778        6,675,768
506 Prudential Road                       Horsham, PA                    208,140         1,512,635        1,720,775
113-123 Rock Road                         Horsham, PA                    451,731         3,192,293        3,644,024
101-111 Rock Road                         Horsham, PA                    452,250         3,255,126        3,707,376
120 Gibraltar Road                        Horsham, PA                    558,142         4,900,550        5,458,692
110 Gibraltar Road                        Horsham, PA                    673,041         5,949,644        6,622,685
100-107 Lakeside Drive                    Horsham, PA                    255,528         2,607,194        2,862,722
200-264 Lakeside Drive                    Horsham, PA                    502,705         4,972,421        5,475,126
300-309 Lakeside Drive                    Horsham, PA                    376,475         3,578,985        3,955,460
400-445 Lakeside Drive                    Horsham, PA                    583,628         5,994,494        6,578,122
104 Witmer Road                           Horsham, PA                    189,792         2,115,570        2,305,363
201 Gibraltar Road                        Horsham, PA                    380,127         3,993,624        4,373,751
3600 Horizon Drive                        King of Prussia, PA            236,432         1,876,883        2,113,315
3602 Horizon Drive                        King of Prussia, PA            217,809         1,854,867        2,072,676
3 Franklin Plaza                          Philadelphia, PA             2,514,519        32,205,007       34,719,526
400-500 Brandywine Parkway                West Chester, PA               845,846         7,136,045        7,981,891
600 Brandywine Parkway                    West Chester, PA               664,899         5,611,563        6,276,462
2700 Horizon Drive                        King of Prussia, PA            867,815         3,536,429        4,404,244
2900 Horizon Drive                        King of Prussia, PA            774,095         3,383,826        4,157,922
2500 Renaissance Boulevard                King of Prussia, PA            592,886         2,335,421        2,928,307
2300 Renaissance Boulevard                King of Prussia, PA            574,153         2,568,118        3,142,271
719 Dresher Road                          Horsham, PA                    495,112         3,006,439        3,501,551
2100 Renaissance Boulevard                King of Prussia, PA          1,132,519         9,284,103       10,416,622
4 Walnut Grove                            Horsham, PA                  2,515,115         7,324,042        9,839,158
2250 Hickory Road                         Plymouth Meeting, PA         1,015,851         9,680,731       10,696,582
3400 Horizon Drive                        King of Prussia, PA            776,496         3,594,070        4,370,566
One Ridgewood Place                       Downingtown, PA                422,460         2,340,938        2,763,398
300 Welsh Road                            Horsham, PA                    696,061         3,393,680        4,089,741
600 Chesterfield Parkway                  Malvern, PA                  2,037,812         8,128,083       10,165,895
700 Chesterfield Parkway                  Malvern, PA                  2,037,812         8,141,879       10,179,691
6 Terry Drive                             Newtown, PA                    622,029         2,249,571        2,871,601
2520 Renaissance Boulevard                King of Prussia, PA            978,402         3,913,621        4,892,023
18 Great Valley Parkway                   Malvern, PA                    397,293         4,016,240        4,413,532
700 Dresher Road                          Horsham, PA                  2,565,140         5,533,224        8,098,363
14 Lee Boulevard                          Malvern, PA                    665,053         6,477,686        7,142,739
500 Chesterfield Parkway                  Malvern, PA                    473,139         2,876,167        3,349,306
300-400 Chesterfield Parkway              Malvern, PA                    931,212         4,503,605        5,434,817
150 Mid-Atlantic Parkway                  West Deptford, NJ               88,153           503,505          591,658
51 Haddonfield Road                       Cherry Hill, NJ                248,326         9,461,405        9,709,731
57 Read's Way                             New Castle, DE                 352,736         2,881,178        3,233,914
1370 Imperial Way                         West Deptford, NJ              298,010         4,435,239        4,733,249
8 Stow Road                               Marlton, NJ                    172,945         1,818,038        1,990,983
10 Stow Road                              Marlton, NJ                    147,318         1,521,568        1,668,886
12 Stow Road                              Marlton, NJ                    103,618         1,229,604        1,333,222
14 Stow Road                              Marlton, NJ                     93,418         1,055,792        1,149,210
1300 Metropolitan Avenue                  West Deptford, NJ              221,218         2,016,048        2,237,266
701A Route 73 South                       Marlton, NJ                    271,743         6,008,895        6,280,638
701C Route 73 South                       Marlton, NJ                     96,161         1,655,518        1,751,678
1008 Astoria Boulevard                    Cherry Hill, NJ                 32,698           786,807          819,505
1475 Imperial Way                         West Deptford, NJ               58,606         1,030,961        1,089,567
3000 Atrium Way                           Mt. Laurel, NJ                 512,018         7,611,002        8,123,020
750 Cardinal Drive                        Pureland, NJ                   236,190         2,926,781        3,162,971
11000, 15000, 17000 Commerce Pkwy.        Mt. Laurel, NJ                 456,465         4,917,871        5,374,336
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 362,855         3,516,372        3,879,227
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 290,545         2,909,017        3,199,562
400 Lippincott Drive                      Marlton, NJ                    317,799         3,103,668        3,421,467
406 Lippincott Drive                      Marlton, NJ                    327,554         2,322,002        2,649,556
234 High Hill Road                        Bridgeport, NJ                 250,445         1,812,039        2,062,484
100 Arlington Boulevard                   Bridgeport, NJ                 374,836         4,233,613        4,608,449
100 Berkeley Drive                        Swedesboro, NJ                 401,254         2,132,351        2,533,605


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
301 Lippincott Drive                      Marlton, NJ                  1,069,837         5,519,315        6,589,152
303 Lippincott Drive                      Marlton, NJ                  1,069,837         5,424,960        6,494,797
510-512 Sharptown Road                    Bridgeport, NJ                 125,410         1,116,798        1,242,207
901 Route 73                              Marlton, NJ                    334,411         2,832,455        3,166,866
1500 Route 73                             Marlton, NJ                    450,558         3,723,751        4,174,309
512 Sharptown Road                        Bridgeport, NJ                 180,468         1,592,810        1,773,278
201 Berkeley Drive                        Bridgeport, NJ                 515,116         3,839,694        4,354,809
404 Lippincott Drive                      Marlton, NJ                    131,896         1,650,044        1,781,940
104 Gaither Drive                         Mt. Laurel, NJ                 136,446         1,369,093        1,505,539
402 Lippincott Drive                      Marlton, NJ                    131,896         1,631,153        1,763,049
300 Commodore Drive                       Bridgeport, NJ                 723,369         4,979,068        5,702,437
3000 Lincoln Drive                        Mt. Laurel, NJ                 284,052         3,688,976        3,973,028
6000 Commerce Parkway                     Mt. Laurel, NJ                 234,151         2,154,427        2,388,578
7000 Commerce Parkway                     Mt. Laurel, NJ                 260,014         2,452,771        2,712,785
8000 Commerce Parkway                     Mt. Laurel, NJ                 234,814         2,098,353        2,333,167
9000 Commerce Parkway                     Mt. Laurel, NJ                 286,587         2,532,716        2,819,303
1000 Briggs Road                          Mt. Laurel, NJ                 288,577         2,814,402        3,102,979
1025 Briggs Road                          Mt. Laurel, NJ                 430,990         3,931,292        4,362,282
1020 Briggs Road                          Mt. Laurel, NJ                 574,983         2,770,780        3,345,763
9 Stow Road                               Marlton, NJ                    654,779         2,014,480        2,669,258
2000 Crawford Place                       Mt. Laurel, NJ                 310,831         3,950,925        4,261,756
1351 Metropolitan Avenue                  Thorofare, NJ                  189,465         1,755,427        1,944,892
650 Grove Road                            Thorofare, NJ                  267,214         2,658,391        2,925,605
400 Grove Road                            Thorofare, NJ                  145,009         1,401,324        1,546,333
5000 Dearborn Court                       Mt. Laurel, NJ               1,057,763         4,313,106        5,370,869
515 Heron Drive                           Bridgeport, NJ                 334,017         2,378,137        2,712,154
500 Sharptown Road                        Pureland, NJ                   302,858         2,698,111        3,000,969
625 Heron Drive                           Bridgeport, NJ                 180,226           913,440        1,093,666
605 Heron Drive                           Bridgeport, NJ                 265,381         1,055,802        1,321,183
510 Heron Drive                           Bridgeport, NJ                 790,335         8,069,031        8,859,366
522 Pedricktown Road                      Bridgeport, NJ                 176,309         1,377,808        1,554,117
530 Pedricktown Road                      Bridgeport, NJ                 350,813         1,932,424        2,283,238
540 Pedricktown Road                      Bridgeport, NJ                 531,280         4,572,481        5,103,761
230 High Hill Road                        Bridgeport, NJ               1,418,000         8,868,726       10,286,726
3 Mallard Court                           Bridgeport, NJ                 417,893         2,455,765        2,873,657
730 Cardinal Drive                        Bridgeport, NJ                 576,598         1,818,505        2,395,103
405 Heron Drive                           Bridgeport, NJ               2,167,471        18,831,390       20,998,861
100 Eagle Road                            Bridgeport, NJ                 256,491         1,453,462        1,709,952
250 High Hill Road                        Bridgeport, NJ                 246,478         2,438,300        2,684,778
508 Center Square Road                    Bridgeport, NJ                 453,341         3,459,188        3,912,528
602 Heron Drive                           Bridgeport, NJ                 524,728         2,246,752        2,771,480
300 Eagle Court                           Bridgeport, NJ               1,135,989         1,886,399        3,022,388
500 Center Square Road                    Bridgeport, NJ               1,338,839         6,204,163        7,543,002
1001 Briggs Road                          Marlton, NJ                    701,705         4,001,403        4,703,109
1960 Cuthbert Boulevard                   Cherry Hill, NJ                321,699         1,328,739        1,650,438
1970 Cuthbert Boulevard                   Cherry Hill, NJ                321,699         1,321,498        1,643,197
10000 & 11000 Route 73                    Marlton, NJ                    716,258         2,922,589        3,638,847
800 Arlington Boulevard                   Logan, NJ                    1,700,348         6,729,706        8,430,054
1655 Valley Center Parkway                Bethlehem, PA                  215,095         1,866,465        2,081,560
6560 Stonegate Drive                      Allentown, PA                  437,122         2,368,188        2,805,310
6370 Hedgewood Drive                      Allentown, PA                  515,707         3,042,510        3,558,217
6390 Hedgewood Drive                      Allentown, PA                  670,819         2,627,537        3,298,356
1495 Valley Center Parkway                Bethlehem, PA                  258,014         3,762,701        4,020,715
6350 Hedgewood Drive                      Allentown, PA                  370,318         3,160,567        3,530,885
6330 Hedgewood Drive                      Allentown, PA                  499,720         4,357,096        4,856,816
1550 Valley Center Parkway                Bethlehem, PA                  188,320         3,181,216        3,369,536
1560 Valley Center Parkway                Bethlehem, PA                  229,301         3,888,881        4,118,182
6580 Snowdrift Road                       Allentown, PA                  367,377         2,502,461        2,869,837
1510 Valley Center Parkway                Bethlehem, PA                  312,873         3,310,010        3,622,883
1530 Valley Center Parkway                Bethlehem, PA                  212,491         2,652,205        2,864,696
6540 Stonegate Drive                      Allentown, PA                  422,730         3,589,990        4,012,720
974 Marcon Boulevard                      Allentown, PA                  144,248         2,124,059        2,268,307
964 Marcon Boulevard                      Allentown, PA                  139,480         1,507,438        1,646,918
764 Roble Road                            Allentown, PA                  141,746           793,490          935,236
3174 Airport Road                         Allentown, PA                   98,986         1,105,398        1,204,384
2196 Avenue C                             Allentown, PA                  107,307         1,195,585        1,302,892
2202 Hangar Place                         Allentown, PA                  138,127         1,306,922        1,445,049
2201 Hangar Place                         Allentown, PA                  129,142         1,408,070        1,537,212
954 Marcon Boulevard                      Allentown, PA                  104,452         1,130,043        1,234,495
57 South Commerce Way                     Allentown, PA                  395,459         2,909,489        3,304,948
754 Roble Road                            Allentown, PA                  163,735         1,863,661        2,027,396
894 Marcon Boulevard                      Allentown, PA                  118,304         1,098,614        1,216,918
744 Roble Road                            Allentown, PA                  161,371         1,914,503        2,075,874
944 Marcon Boulevard                      Allentown, PA                  119,711         1,620,887        1,740,598
1685 Valley Center Parkway                Allentown, PA                  198,482         2,101,841        2,300,323
6520 Stonegate Drive                      Allentown, PA                  948,395         1,320,893        2,269,288
7437 Industrial Boulevard                 Allentown, PA                  726,651         6,435,105        7,161,756
2041 Avenue C                             Allentown, PA                  213,879         1,168,169        1,382,048
2124 Avenue C                             Allentown, PA                  289,529         1,093,852        1,383,381
7339 Industrial Boulevard                 Allentown, PA                1,197,448         5,722,547        6,919,994
7384 Penn Drive                           Allentown, PA                  652,118         2,738,959        3,391,077
7144 Daniels Drive                        Allentown, PA                1,579,169         6,576,732        8,155,901
7620 Cetronia Road                        Allentown, PA                1,093,724         4,201,128        5,294,852
939 Marcon Boulevard                      Allentown, PA                2,220,548         5,259,342        7,479,890
100 Brodhead Road                         Allentown, PA                  429,456         3,107,116        3,536,572
1455 Valley Center Parkway                Bethlehem, PA                  545,173         3,760,041        4,305,214
1640 Valley Center Parkway                Bethlehem, PA                  190,728         2,580,591        2,771,319
1650 Valley Center Parkway                Allentown, PA                  188,896         2,384,039        2,572,935
1660 Valley Center Parkway                Bethlehem, PA                  188,721         2,265,131        2,453,852
400 Nestle Way                            Allentown, PA                8,184,096        26,335,811       34,519,907
83 South Commerce Way                     Bethlehem, PA                  212,744         1,098,440        1,311,184


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
85 South Commerce Way                     Bethlehem, PA                  237,078         1,069,927        1,307,005
87 South Commerce Way                     Bethlehem, PA                  253,886         1,138,811        1,392,696
89 South Commerce Way                     Bethlehem, PA                  367,705         1,710,306        2,078,011
7249 Industrial Boulevard                 Allentown, PA                2,670,673        13,988,804       16,659,477
95 Highland Avenue                        Bethlehem, PA                  430,593         3,480,016        3,910,609
236 Brodhead Road                         Bethlehem, PA                  376,962         4,697,544        5,074,506
1525 Valley Center Parkway                Allentown, PA                  804,104         6,890,590        7,694,694
6620 Grant Way                            Allentown, PA                  430,824         1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                4,174,970        16,184,779       20,359,749
7562 Penn Drive                           Allentown, PA                  269,614           922,843        1,192,457
7277 Williams Avenue                      Allentown, PA                  463,124         1,573,262        2,036,386
7355 Williams Avenue                      Allentown, PA                  489,749         1,787,247        2,276,997
794 Roble Boulevard                       Allentown, PA                1,147,541         6,170,123        7,317,664
6923 Schantz Spring Road                  Allentown, PA                1,127,805         3,348,457        4,476,262
2600 Beltline Avenue                      Reading, PA                    558,903         2,252,359        2,811,262
7132 Daniels Drive                        Allentown, PA                1,696,470         7,340,281        9,036,752
3985 Adler Place                          Bethlehem, PA                  705,367         4,088,117        4,793,485
8014 Industrial Boulevard                 Upper Macungie, PA           3,645,118         9,030,520       12,675,638
180 & 190 Admiral Cochrane Drive          Annapolis, MD                3,752,293        16,136,892       19,889,185
12000,001,040 Indian Creek Court          Beltsville, MD               2,665,835        10,909,871       13,575,706
8280 Patuxent Range Drive                 Columbia, MD                   181,601         1,336,075        1,517,676
7178-80 Columbia Gateway                  Columbia, MD                 1,571,105         5,453,938        7,025,043
9770 Patuxent Woods Drive                 Columbia, MD                   341,663         3,046,382        3,388,045
9780 Patuxent Woods Drive                 Columbia, MD                   218,542         1,948,534        2,167,075
9790 Patuxent Woods Drive                 Columbia, MD                   243,791         2,177,349        2,421,139
9810 Patuxent Woods Drive                 Columbia, MD                   266,684         2,376,814        2,643,497
9800 Patuxent Woods Drive                 Columbia, MD                   299,099         2,666,479        2,965,578
9820 Patuxent Woods Drive                 Columbia, MD                   237,779         2,138,731        2,376,510
9830 Patuxent Woods Drive                 Columbia, MD                   296,262         2,644,631        2,940,894
9050 Red Branch Road                      Columbia, MD                   290,950         2,849,389        3,140,339
4606 Richlynn Drive                       Belcamp, MD                    299,600         1,825,969        2,125,569
8945-8975 Guilford                        Columbia, MD                 2,427,065         7,547,251        9,974,315
7317 Parkway Drive                        Hanover, MD                  1,104,359         1,963,990        3,068,349
9101,9111,9115 Guilford Road              Columbia, MD                   765,953         3,343,752        4,109,705
9125,9135,9145 Guilford Road              Columbia, MD                   920,439         5,569,999        6,490,438
10 South Third Street                     Richmond, VA                    27,970           173,381          201,351
1751 Bluehills Drive                      Roanoke, VA                  1,063,728         8,602,628        9,666,356
4300 Carolina Avenue                      Richmond, VA                 2,009,136        15,337,786       17,346,923
301 Hill Carter Parkway                   Richmond, VA                   659,456         4,899,214        5,558,670
4001 Carolina Avenue                      Richmond, VA                    29,443           248,597          278,040
5600-5626 Eastport Boulevard              Richmond, VA                   489,941         3,764,573        4,254,514
5650-5674 Eastport Boulevard              Richmond, VA                   644,384         4,168,551        4,812,935
5700 Eastport Boulevard                   Richmond, VA                   408,729         2,740,967        3,149,696
11020 Hull Street Road                    Richmond, VA                   427,535           646,199        1,073,734
3432 Holland Road                         Virginia Beach, VA             173,527           801,603          975,130
4880 Cox Road                             Richmond, VA                   743,898         5,664,973        6,408,871
5162 Valleypointe Parkway                 Roanoke, VA                    551,483         2,647,549        3,199,032
4101- 4127 Carolina Avenue                Richmond, VA                   310,854         2,336,735        2,647,589
4201-4261 Carolina Avenue                 Richmond, VA                   693,203         5,449,603        6,142,806
4263-4299 Carolina Avenue                 Richmond, VA                   256,203         3,623,839        3,880,042
4301-4335 Carolina Avenue                 Richmond, VA                   223,696         1,757,039        1,980,735
4337-4379 Carolina Avenue                 Richmond, VA                   325,203         3,114,185        3,439,388
4501-4549 Carolina Avenue                 Richmond, VA                   486,166         3,696,144        4,182,310
4551-4593 Carolina Avenue                 Richmond, VA                   474,360         3,597,434        4,071,794
4601-4643 Carolina Avenue                 Richmond, VA                   652,455         5,098,570        5,751,025
4645-4683 Carolina Avenue                 Richmond, VA                   404,616         3,798,329        4,202,945
4447-4491 Carolina Avenue                 Richmond, VA                   454,056         2,822,016        3,276,072
4401-4445 Carolina Avenue                 Richmond, VA                   615,038         4,595,362        5,210,400
12 S. Third Street                        Richmond, VA                    40,539           190,807          231,346
9601 Cosner Drive                         Fredericksburg, VA             476,262         4,065,136        4,541,398
315 Cardiff Valley Road                   Knoxville, TN                  443,305         2,993,390        3,436,695
2300 East Parham Road                     Richmond, VA                   221,947         1,025,269        1,247,216
5221 Valleypark Drive                     Roanoke, VA                    285,008         1,223,376        1,508,384
5228 Valleypointe Parkway                 Roanoke, VA                    218,663           893,434        1,112,097
5238 Valleypark Drive                     Roanoke, VA                    416,375         1,988,562        2,404,937
5601-5659 Eastport Boulevard              Richmond, VA                   720,100         5,129,827        5,849,927
5900 Eastport Boulevard                   Richmond, VA                   687,898         5,363,069        6,050,968
4717-4729 Eubank Road                     Richmond, VA                   452,263         3,413,263        3,865,526
5251 Concourse Drive                      Roanoke, VA                    217,690         1,579,924        1,797,614
4263F Carolina Avenue                     Richmond, VA                    91,599         1,622,673        1,714,273
4200 Oakleys Court                        Richmond, VA                   459,653         2,500,932        2,960,585
1821 Battery Dantzler Road                Chester, VA                    392,332         3,061,807        3,454,139
5000 Cox Road                             Glen Allen, VA                 771,029         3,710,943        4,481,972
5500 Cox Road                             Richmond, VA                   483,263         2,326,520        2,809,783
510 Eastpark Court                        Sandston, VA                   262,210         2,148,008        2,410,218
520 Eastpark Court                        Sandston, VA                   486,598         4,136,661        4,623,259
13001 Kingston Avenue                     Chester, VA                    376,700         2,029,244        2,405,944
5701-5799 Eastport Boulevard              Richmond, VA                   700,503         5,082,742        5,783,245
4801 Cox Road                             Richmond, VA                 1,075,620         8,856,012        9,931,632
600 HP Way                                Chester, VA                    501,752         7,419,156        7,920,908
500 HP Way                                Chester, VA                    491,919         6,251,800        6,743,719
701 Liberty Way                           Richmond, VA                   545,275         3,967,521        4,512,796
4198 Cox Road                             Glen Allen, VA                 670,292         4,060,115        4,730,407
5310 Valley Park Drive                    Roanoke, VA                    129,220         1,131,385        1,260,605
5305 Valley Park Drive                    Roanoke, VA                    232,074         1,734,293        1,966,367
4510 Cox Road                             Glen Allen, VA               1,010,044         7,225,156        8,235,200
2809 South Lynnhaven Road                 Virginia Beach, VA             953,590         6,494,183        7,447,773
200 Golden Oak Court                      Virginia Beach, VA           1,116,693         7,021,156        8,137,849
208 Golden Oak Court                      Virginia Beach, VA             965,177         6,882,126        7,847,304
1 Enterprise Parkway                      Hampton, VA                    974,675         5,870,729        6,845,404


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
22 Enterprise Parkway                     Hampton, VA                  1,097,368         6,975,533        8,072,901
530 Eastpark Court                        Sandston, VA                   334,773         2,580,591        2,915,364
484 Viking Drive                          Virginia Beach, VA             891,753         3,735,474        4,627,227
10430 Lakeridge Parkway                   Ashland, VA                    421,267         3,828,614        4,249,881
10456 Lakeridge Parkway                   Ashland, VA                    409,261         3,727,035        4,136,296
3829-3855 Gaskins Road                    Richmond, VA                   364,165         3,270,794        3,634,959
629 Phoenix Drive                         Virginia Beach, VA             371,694         2,125,063        2,496,757
11838 Rock Landing Drive                  Newport News, VA               673,942         2,374,310        3,048,252
11844 Rock Landing Drive                  Newport News, VA               326,774         1,423,323        1,750,097
11846 Rock Landing Drive                  Newport News, VA               299,066         1,467,883        1,766,949
11832 Rock Landing Drive                  Newport News, VA               748,582         5,861,413        6,609,994
5700 Cleveland Street                     Virginia Beach, VA             700,564         9,982,564       10,683,128
801 Liberty Way                           Chester, VA                    780,000         5,538,180        6,318,180
5 Manhattan Square                        Hampton, VA                    212,694         1,494,264        1,706,958
4523 Green Point Drive                    High Point, NC                 223,614         2,032,461        2,256,075
4501 Green Point Drive                    High Point, NC                 320,450         2,264,967        2,585,417
4500 Green Point Drive                    High Point, NC                 231,692         2,056,599        2,288,291
2427 Penny Road                           High Point, NC               1,168,074         6,182,258        7,350,332
4524 Green Point Drive                    High Point, NC                 183,888         2,122,318        2,306,206
4328, 4336 Federal Drive                  High Point, NC                 825,092         7,361,493        8,186,585
200 Centreport Drive                      Greensboro, NC                 332,017         4,045,513        4,377,530
4344 Federal Drive                        High Point, NC                 173,623         2,642,980        2,816,603
202 Centreport Drive                      Greensboro, NC                 549,679         5,644,025        6,193,704
101 Centreport Drive                      Greensboro, NC                 826,237         7,403,026        8,229,263
4000 Piedmont Parkway                     High Point, NC                 597,368         5,161,746        5,759,114
4380 Federal Drive                        High Point, NC                 283,368         2,039,608        2,322,977
4388 Federal Drive                        High Point, NC                 132,655         1,129,542        1,262,196
6532 Judge Adams Road                     Rock Creek, NC                 399,988         3,446,080        3,846,068
6532 Judge Adams Road                     Whitsett, NC                   335,061         4,188,934        4,523,995
3860 Faber Place                          N. Charleston, SC              796,655         2,088,476        2,885,131
4055 Faber Place                          N. Charleston, SC              882,352         4,947,410        5,829,762
3820 Faber Place                          N. Charleston, SC              506,558         2,541,107        3,047,665
3875 Faber Place                          N. Charleston, SC            1,166,052         5,745,327        6,911,379
150 Ridgeview Center Drive                Duncan, SC                     711,353         8,070,965        8,782,318
1320 Garlington Road                      Greenville, SC                 398,539         1,787,871        2,186,410
420 Park Avenue                           Greenville, SC                 522,548         3,291,358        3,813,906
1 Alliance Drive                          Goose Creek, SC                662,422         2,655,438        3,317,860
4160 Mendenhall Oaks Parkway              High Point, NC                 545,627         2,851,364        3,396,991
4194 Mendenhall Oaks Parkway              High Point, NC                 265,991         2,224,106        2,490,097
4196 Mendenhall Oaks Parkway              High Point, NC                 173,889         1,767,234        1,941,123
4170 Mendenhall Oaks Parkway              High Point, NC                 373,503         1,697,735        2,071,238
4180 Mendenhall Oaks Parkway              High Point, NC                 315,614         1,565,526        1,881,140
4050 Piedmont Parkway                     High Point, NC               2,042,159        16,697,397       18,739,555
One Independence Pointe                   Greenville, SC                 784,617         6,355,253        7,139,870
55 Beattie Place                          Greenville, SC               2,645,238        23,879,667       26,524,905
75 Beattie Place                          Greenville, SC               2,408,577        17,701,287       20,109,864
7736 McCloud Road                         Greensboro, NC                 591,795         6,047,856        6,639,651
15 Brendan Way                            Greenville, SC                 614,192         3,496,845        4,111,037
200 Meeting Street                        Charleston, SC               4,027,428        30,604,898       34,632,326
7500 West 110th Street                    Overland Park, KS            2,380,493         9,777,156       12,157,649
8035 Quivira Road                         Lenexa, KS                   1,180,181         4,737,971        5,918,152
4300 Federal Drive                        Greensboro, NC                 276,038         1,599,981        1,876,019
1730 Stebbins Drive                       Houston, TX                    144,016           420,063          564,079
5911-5925 Richard Street                  Jacksonville, FL               286,335           497,306          783,641
8383-8385 Baycenter Road                  Jacksonville, FL                65,329           649,383          714,712
8775 Baypine Road                         Jacksonville, FL               913,264         3,136,335        4,049,599
8539 Western Way                          Jacksonville, FL               631,558         2,891,757        3,523,315
6255 Lake Gray Boulevard                  Jacksonville, FL               811,963         3,393,042        4,205,005
6600-6660 Suemac Place                    Jacksonville, FL               216,014         1,892,629        2,108,643
6800-6850 Suemac Place                    Jacksonville, FL               125,576         1,132,203        1,257,779
8665,8667,8669 Baypine Road               Jacksonville, FL             1,023,514         3,954,909        4,978,423
8540 Baycenter Road                       Jacksonville, FL               450,431         1,366,708        1,817,139
1200 Riverplace Drive                     Jacksonville, FL             1,035,091        19,280,849       20,315,940
8400 Baymeadows Way                       Jacksonville, FL               566,370         2,323,555        2,889,925
8614 Baymeadows Way                       Jacksonville, FL               312,761         1,088,410        1,401,171
5941-5975 Richard Street                  Jacksonville, FL               585,280         1,111,567        1,696,847
7970 Bayberry Road                        Jacksonville, FL               129,979         1,235,513        1,365,492
6000-6030 Bowdendale Avenue               Jacksonville, FL               275,475         1,628,439        1,903,914
7898 Baymeadows Way                       Jacksonville, FL               568,005         1,966,127        2,534,132
5977-6607 Richard Street                  Jacksonville, FL               182,747         1,562,967        1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL               211,449         2,717,747        2,929,196
7954 & 7960 Baymeadows Way                Jacksonville, FL               292,667         2,978,826        3,271,493
8787 Baypine Road                         Jacksonville, FL             2,045,574        35,636,694       37,682,268
7077 Bonneval Road                        Jacksonville, FL               774,020         6,960,260        7,734,280
4190 Belfort Road                         Jacksonville, FL               827,420         7,439,277        8,266,697
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               628,437         4,603,568        5,232,005
7020 AC Skinner Parkway                   Jacksonville, FL               749,811         2,102,973        2,852,784
7040 AC Skinner Parkway                   Jacksonville, FL               853,981         2,962,115        3,816,095
11777 Central Highway                     Jacksonville, FL               192,004         2,255,323        2,447,327
4345 Southpoint Parkway                   Jacksonville, FL               418,093         7,713,217        8,131,311
7016 AC Skinner Parkway                   Jacksonville, FL               602,633         2,320,994        2,923,626
7018 AC Skinner Parkway                   Jacksonville, FL               846,433         4,080,388        4,926,821
7014 AC Skinner Parkway                   Jacksonville, FL               780,486         2,980,338        3,760,824
6620 Southpoint Drive                     Jacksonville, FL               614,602         4,708,557        5,323,159
7980 Bayberry Road                        Jacksonville, FL               330,726         1,355,876        1,686,602
9600 Satellite Boulevard                  Orlando, FL                    252,850         1,346,297        1,599,147
9700 Satellite Boulevard                  Orlando, FL                    405,362         1,158,784        1,564,146
1902 Cypress Lake Drive                   Orlando, FL                    538,512         3,923,494        4,462,006
9550 Satellite Boulevard                  Orlando, FL                    587,320         2,046,698        2,634,018
8250 & 8256 Exchange Place                Orlando, FL                    622,413         2,587,224        3,209,637


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
6600 Southpoint Parkway                   Jacksonville, FL             1,002,704         4,302,660        5,305,364
6700 Southpoint Parkway                   Jacksonville, FL               624,214         3,013,926        3,638,140
4801 Executive Park Court - 100           Jacksonville, FL               554,542         2,995,815        3,550,357
4801 Executive Park Court - 200           Jacksonville, FL               370,039         1,995,543        2,365,582
4810 Executive Park Court                 Jacksonville, FL               370,039         3,084,294        3,454,333
6602 Executive Park Court - 100           Jacksonville, FL               388,541         2,158,165        2,546,706
6602 Executive Park Court - 200           Jacksonville, FL               296,032         1,598,285        1,894,317
6631 Executive Park Court - 100           Jacksonville, FL               251,627         1,356,885        1,608,512
6631 Executive Park Court - 200           Jacksonville, FL               407,043         2,206,286        2,613,329
4815 Executive Park Court - 100           Jacksonville, FL               366,339         1,975,761        2,342,100
4815 Executive Park Court - 200           Jacksonville, FL               462,549         2,623,954        3,086,503
4825 Executive Park Court                 Jacksonville, FL               601,401         3,247,286        3,848,687
4820 Executive Park Court                 Jacksonville, FL               555,213         3,109,213        3,664,426
10511 & 10611 Satellite Boulevard         Orlando, FL                    522,992         2,734,454        3,257,445
1400-1440 Central Florida Parkway         Orlando, FL                    518,043         2,628,760        3,146,803
6601 Executive Park Circle North          Jacksonville, FL               551,250         3,129,001        3,680,251
1300 Riverplace South                     Jacksonville, FL             1,804,258         8,289,445       10,093,702
4901 Belfort Lane                         Jacksonville, FL               877,964         4,202,594        5,080,558
16445 Air Center Boulevard                Houston, TX                    363,339         2,517,549        2,880,888
16405 Air Center Boulevard                Houston, TX                    438,853         3,083,524        3,522,377
2216 Directors Row                        Orlando, FL                    453,918         2,574,300        3,028,218
7460 Chancellor Drive                     Orlando, FL                    266,555         1,149,201        1,415,756
1901 Summit Tower Boulevard               Maitland, FL                 5,998,079        12,671,492       18,669,572
3701-3727 Vineland Road                   Orlando, FL                    767,929         2,142,922        2,910,851
16580 Air Center Boulevard                Houston, TX                    289,000         3,559,857        3,848,858
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,321,109         4,743,826        6,064,935
5501-5502 Pioneer Park Boulevard          Tampa, FL                      262,416         1,711,838        1,974,254
5690-5694 Crenshaw Street                 Tampa, FL                      181,923         1,967,900        2,149,823
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      503,767         2,982,479        3,486,246
8401-8408 Benjamin Road                   Tampa, FL                      789,652         4,761,163        5,550,815
3501 Riga Boulevard                       Tampa, FL                      617,289         3,227,707        3,844,996
111 Kelsey Lane                           Tampa, FL                      359,540         1,626,176        1,985,715
7930, 8010-20 Woodland Center             Tampa, FL                    1,408,478         5,405,227        6,813,705
7920 Woodland Center Boulevard            Tampa, FL                    1,382,648         2,849,780        4,232,428
8154-8198 Woodland Center                 Tampa, FL                      399,088         2,893,792        3,292,880
8112-42 Woodland Center                   Tampa, FL                      513,263         3,243,734        3,756,997
8212 Woodland Center                      Tampa, FL                      820,882         2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                      559,528         4,607,776        5,167,304
7724 Woodland Center Blvd.                Tampa, FL                      235,894         2,088,570        2,324,464
7802-50 Woodland Center Blvd.             Tampa, FL                      506,948         2,361,711        2,868,660
7852-98 Woodland Center Blvd.             Tampa, FL                      506,949         2,310,091        2,817,039
8921 Brittany Way                         Tampa, FL                      254,493         1,892,134        2,146,627
5250 Eagle Trail Drive                    Tampa, FL                      952,860         3,457,917        4,410,777
7725 Woodland Center Blvd.                Tampa, FL                      771,501         3,010,993        3,782,494
8001 Woodland Center Blvd.                Tampa, FL                      438,061         2,143,021        2,581,081
4502 Woodland Corporate Blvd.             Tampa, FL                    1,071,536         3,029,193        4,100,728
1701 Clint Moore Boulevard                Boca Raton, FL               1,430,937         3,083,352        4,514,289
4555 Riverside Drive                      Beach Gardens, FL              806,405         5,798,533        6,604,938
2500 Metrocentre Boulevard                West Palm Beach, FL            238,362         1,557,760        1,796,122
2540 Metrocentre Boulevard                West Palm Beach, FL            165,071         1,318,383        1,483,454
2541 Metrocentre Boulevard                West Palm Beach, FL            145,091         1,035,769        1,180,860
2580 Metrocentre Boulevard                West Palm Beach, FL            256,478         1,673,780        1,930,258
2581 Metrocentre Boulevard                West Palm Beach, FL            189,359         1,235,802        1,425,161
1101 Northpoint Parkway                   West Palm Beach, FL            258,606         1,548,241        1,806,847
3223 Commerce Place                       West Palm Beach, FL            501,843         2,033,188        2,535,031
801 Northpoint Parkway                    West Palm Beach, FL            459,284         2,605,751        3,065,035
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             625,110         4,344,308        4,969,419
6500 NW 12th Avenue                       Ft. Lauderdale, FL                   -         3,082,231        3,082,231
6600 NW 12th Avenue                       Ft. Lauderdale, FL                   -         3,103,757        3,103,757
1500 SW 5th Court                         Pompano Beach, FL              972,232         3,926,363        4,898,595
1651 SW 5th Court                         Pompano Beach, FL              203,247           837,269        1,040,516
1601 SW 5th Court                         Pompano Beach, FL              203,247           861,598        1,064,846
1501 SW 5th Court                         Pompano Beach, FL              203,247           833,257        1,036,504
1400 SW 6th Court                         Pompano Beach, FL            1,157,049         4,661,855        5,818,905
1405 SW 6th Court                         Pompano Beach, FL              392,138         1,585,425        1,977,563
595 SW 13th Terrace                       Pompano Beach, FL              359,933         1,445,338        1,805,271
601 SW 13th Terrace                       Pompano Beach, FL              164,413           680,559          844,971
605 SW 16th Terrace                       Pompano Beach, FL              310,178         1,239,970        1,550,148
2440-2478 Metrocentre Boulevard           West Palm Beach, FL            470,214         2,151,139        2,621,353
951 Broken Sound Parkway                  Boca Raton, FL               1,426,251         6,210,753        7,637,004
3400 Lakeside Drive                       Miramar, FL                  2,022,153        11,707,187       13,729,341
3450 Lakeside Drive                       Miramar, FL                  2,022,152        11,525,215       13,547,367
13650 NW 8th Street                       Sunrise, FL                    558,251         2,194,534        2,752,786
13630 NW 8th Street                       Sunrise, FL                    659,825         2,735,459        3,395,284
777 Yamato Road                           Boca Raton, FL               4,501,247        18,067,740       22,568,987
1801 Clint Moore Boulevard                Boca Raton, FL               1,065,068         4,615,511        5,680,580
6601-6625 W. 78th Street                  Bloomington, MN              2,310,246        38,857,711       41,167,957
2905 Northwest Boulevard                  Plymouth, MN                   516,920         5,112,190        5,629,110
2800 Campus Drive                         Plymouth, MN                   395,366         3,687,367        4,082,733
2955 Xenium Lane                          Plymouth, MN                   151,238         1,466,167        1,617,405
9401-9443 Science Center Drive            New Hope, MN                   510,064         3,976,007        4,486,071
6321-6325 Bury Drive                      Eden Prairie, MN               462,876         4,314,000        4,776,876
7115-7173 Shady Oak Road                  Eden Prairie, MN               454,974         4,420,050        4,875,024
7660-7716 Golden Triangle Drive           Eden Prairie, MN             1,289,215         5,736,974        7,026,189
7400 Flying Cloud Drive                   Eden Prairie, MN               195,982         1,780,705        1,976,687
10301-10305 West 70th Street              Eden Prairie, MN               118,300         1,162,226        1,280,526
10321 West 70th Street                    Eden Prairie, MN               142,399         1,341,407        1,483,806
10333 West 70th Street                    Eden Prairie, MN               108,610         1,026,183        1,134,793
10349-10357 West 70th Street              Eden Prairie, MN               270,584         2,746,668        3,017,252
10365-10375 West 70th Street              Eden Prairie, MN               285,464         2,779,275        3,064,739


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
10393-10394 West 70th Street              Eden Prairie, MN               264,419         2,657,265        2,921,684
7078 Shady Oak Road                       Eden Prairie, MN               336,481         3,098,605        3,435,086
10400 Viking Drive                        Eden Prairie, MN             2,938,372        21,028,238       23,966,610
5600 & 5610 Rowland Road                  Minnetonka, MN                 829,263         7,537,560        8,366,824
2920 Northwest Boulevard                  Plymouth, MN                   384,236         4,093,866        4,478,102
5400-5500 Feltl Road                      Minnetonka, MN                 883,895         8,108,127        8,992,022
10300 Bren Road                           Minnetonka, MN                 344,614         3,250,231        3,594,844
14630-14650 28th Avenue North             Plymouth, MN                   198,205         1,917,812        2,116,016
7695-7699 Anagram Drive                   Eden Prairie, MN               760,525         3,280,379        4,040,904
7550 Meridian Circle                      Maple Grove, MN                513,250         2,920,798        3,434,048
2800 Northwest Boulevard                  Plymouth, MN                 1,934,438        10,973,101       12,907,539
3255 Neil Armstrong Boulevard             Eagan, MN                    1,131,017         3,377,738        4,508,756
4801 West 81st Street                     Bloomington, MN              1,624,701         2,724,057        4,348,758
8100 Cedar Avenue                         Bloomington, MN                501,313         3,700,697        4,202,010
9600 54th Avenue                          Plymouth, MN                   332,317         3,215,947        3,548,263
7800 Equitable Drive                      Eden Prairie, MN             2,188,525         3,809,885        5,998,410
7905 Fuller Road                          Eden Prairie, MN             1,230,965         4,108,732        5,339,697
9023 Columbine Road                       Eden Prairie, MN             1,956,273         4,626,133        6,582,406
6161 Green Valley Drive                   Bloomington, MN                741,194         4,036,330        4,777,524
4700 Nathan Lane North                    Minneapolis, MN              1,501,308         8,596,224       10,097,532
26911-26957 Northwestern Hwy.             Southfield, MI              11,305,367        67,094,620       78,399,987
1650 Research Drive                       Troy, MI                       763,067         7,264,618        8,027,684
1775 Research Drive                       Troy, MI                       331,422         2,827,913        3,159,335
1875 Research Drive                       Troy, MI                       329,863         2,878,706        3,208,569
1850 Research Drive                       Troy, MI                       781,054         7,542,957        8,324,011
1965 Research Drive                       Troy, MI                       419,090         3,678,267        4,097,358
1960 Research Drive                       Troy, MI                       419,146         3,626,284        4,045,429
27260 Haggerty Road                       Farmington Hills, MI           456,877         4,196,465        4,653,342
27200 Haggerty Road                       Farmington Hills, MI           382,754         3,452,554        3,835,308
27280 Haggerty Road                       Farmington Hills, MI           452,860         4,122,708        4,575,567
27220 Haggerty Road                       Farmington Hills, MI           203,064         1,820,727        2,023,791
27240 Haggerty Road                       Farmington Hills, MI           171,518         1,536,010        1,707,527
27300 Haggerty Road                       Farmington Hills, MI           370,378         3,386,000        3,756,378
1101 Allen Drive                          Troy, MI                        98,148           906,094        1,004,242
1151 Allen Drive                          Troy, MI                       164,487         1,667,505        1,831,991
1300 Rankin Street                        Troy, MI                       134,094         1,237,512        1,371,606
1350 Rankin Street                        Troy, MI                       111,780         1,033,537        1,145,316
1376-1400 Rankin Street                   Troy, MI                       134,296         1,279,641        1,413,936
1352-1374 Rankin Street                   Troy, MI                       153,279         1,413,380        1,566,659
1324-1346 Rankin Street                   Troy, MI                       134,094         1,221,534        1,355,628
1301-1307 Rankin Street                   Troy, MI                       111,780         1,061,820        1,173,600
1409 Allen Drive                          Troy, MI                       142,374         1,483,595        1,625,968
1304 E Maple Road                         Troy, MI                       211,237         2,211,551        2,422,788
1334 Maplelawn Road                       Troy, MI                       124,300         1,123,622        1,247,922
1290 Maplelawn Road                       Troy, MI                        85,325           830,435          915,759
1070 Maplelawn Road                       Troy, MI                        68,564           661,264          729,828
950 Maplelawn Road                        Troy, MI                       252,433         2,289,503        2,541,936
894 Maplelawn Road                        Troy, MI                       181,753         1,649,509        1,831,262
1179 Maplelawn Road                       Troy, MI                        87,849           846,745          934,594
1940 Norwood Drive                        Troy, MI                        86,840           792,180          879,019
1311-1331 Maplelawn Road                  Troy, MI                       125,411         1,139,798        1,265,208
2354 Bellingham Street                    Troy, MI                        87,344           802,467          889,811
2360 Bellingham Street                    Troy, MI                        87,344           845,864          933,207
1911 Ring Drive                           Troy, MI                        86,133           852,122          938,254
26442-26450 Haggerty Road                 Farmington Hills, MI           237,691         2,168,282        2,405,973
26500 Haggerty Road                       Farmington Hills, MI           311,097         2,833,003        3,144,100
26650 Haggerty Road                       Farmington Hills, MI           173,170         1,578,903        1,752,073
26700 Haggerty Road                       Farmington Hills, MI           253,342         2,304,386        2,557,728
26750 Haggerty Road                       Farmington Hills, MI           292,721         2,668,860        2,961,580
26800 Haggerty Road                       Farmington Hills, MI           175,493         1,598,337        1,773,830
26842-26850 Haggerty Road                 Farmington Hills, MI           239,610         2,177,253        2,416,863
26600 Haggerty Road                       Farmington Hills, MI           537,693         2,433,848        2,971,542
50 West Big Bear Road                     Troy, MI                     2,159,678        19,688,016       21,847,694
100 West Big Bear Road                    Troy, MI                     2,113,006        19,298,026       21,411,032
245 Executive Drive                       Brookfield, WI                 577,067         5,363,022        5,940,088
8301 West Parkland Court                  Milwaukee, WI                  358,442         3,337,023        3,695,465
32991 Hamilton Court                      Farmington Hills, MI         1,065,392         4,627,173        5,692,566
7800 N. 113th Street                      Milwaukee, WI                1,711,964         6,898,691        8,610,655
2475-2479 Elliot Avenue                   Troy, MI                       128,808           533,523          662,330
32661 Edward Avenue                       Madison Heights, MI            378,838         2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI            340,398         1,367,820        1,708,218
32751 Edward Avenue                       Madison Heights, MI            151,410           910,417        1,061,827
32853 Edward Avenue                       Madison Heights, MI            138,121           838,253          976,374
555 East Mandoline Avenue                 Madison Heights, MI            140,862           801,637          942,499
599 East Mandoline Avenue                 Madison Heights, MI            132,164           682,284          814,449
749 East Mandoline Avenue                 Madison Heights, MI            144,658           708,968          853,626
750 East Mandoline Avenue                 Madison Heights, MI            151,458           742,062          893,521
900 East Mandoline Avenue                 Madison Heights, MI            157,729           772,787          930,516
949 East Mandoline Avenue                 Madison Heights, MI            137,049           779,239          916,288
32090 John Road                           Madison Heights, MI             70,351           405,861          476,212
31601 Research Park Drive                 Madison Heights, MI            331,179         1,884,474        2,215,653
31651 Research Park Drive                 Madison Heights, MI            194,012         1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI            373,203         1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI            185,845         1,113,364        1,299,209
31751 Research Park Drive                 Madison Heights, MI            194,063         1,302,396        1,496,459
31800 Research Park Drive                 Madison Heights, MI            217,929         1,603,556        1,821,486
800 Tech Row                              Madison Heights, MI            444,977         2,991,675        3,436,653
900 Tech Row                              Madison Heights, MI            155,606           885,589        1,041,194
1000 Tech Row                             Madison Heights, MI            357,897         2,712,929        3,070,826
31771 Sherman Avenue                      Madison Heights, MI            150,944           645,820          796,764


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
31791 Sherman Avenue                      Madison Heights, MI            105,606           650,505          756,111
31811 Sherman Avenue                      Madison Heights, MI            207,599         1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI            158,483           904,885        1,063,367
31900 Sherman Avenue                      Madison Heights, MI            269,293         1,757,068        2,026,361
800 East Whitcomb Avenue                  Madison Heights, MI            151,704         1,295,565        1,447,269
950 East Whitcomb Avenue                  Madison Heights, MI            113,630         2,164,953        2,278,583
1000 East Whitcomb Avenue                 Madison Heights, MI            113,512         1,065,241        1,178,753
1201 East Whitcomb Avenue                 Madison Heights, MI            302,567         1,239,920        1,542,487
1210 East Whitcomb Avenue                 Madison Heights, MI            121,298           329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI             78,720           412,873          491,593
1280 Kempar Avenue                        Madison Heights, MI            142,305           561,723          704,028
22515 Heslip Drive                        Madison Heights, MI            144,477           345,021          489,498
8400 Lakeview Parkway                     Pleasant Prairie, WI           891,003         4,110,382        5,001,385
8401 Lakeview Parkway                     Pleasant Prairie, WI           648,664         3,518,117        4,166,781
9801 80th Avenue                          Pleasant Prairie, WI         1,689,726         7,976,738        9,666,464
11950 W. Lake Park Drive                  Milwaukee, WI                  394,938         2,449,936        2,844,873
11400 W. Lake Park Drive                  Milwaukee, WI                  443,101         2,483,075        2,926,176
11425 W. Lake Park Drive                  Milwaukee, WI                  385,305         2,446,107        2,831,412
11301 W. Lake Park Drive                  Milwaukee, WI                  619,465         2,706,249        3,325,713
11900 W. Lake Park Drive                  Milwaukee, WI                  350,628         2,864,813        3,215,440
16620-16650 W. Bluemound Road             Brookfield, WI                 586,665         4,397,510        4,984,175
1600-1630 E. Big Beaver Road              Troy, MI                     1,454,406         2,992,985        4,447,391
10 Kings Hill Avenue                      West Malling, UK             1,031,961         6,734,982        7,766,944
18 Kings Hill Avenue                      West Malling, UK             1,382,502         4,921,806        6,304,307
2 Kings Hill Avenue                       West Malling, UK               889,039         5,353,240        6,242,279
25 Kings Hill Avenue                      West Malling, UK             1,345,194         7,890,943        9,236,137
30 Tower View                             West Malling, UK             1,672,506        11,632,891       13,305,397
35 Kings Hill Avenue                      West Malling, UK               820,009         2,917,460        3,737,469
39 Kings Hill Avenue                      West Malling, UK               603,855         3,252,331        3,856,186
50 Gibson Drive                           West Malling, UK                    **         3,710,203        3,710,203
50 Kings Hill Avenue                      West Malling, UK             1,405,632        12,536,715       13,942,347
                                                                    ------------    --------------   --------------
Subtotal Operating Real Estate                                      $411,678,171    $2,593,001,437   $3,004,679,608
                                                                    ============    ==============   ==============

DEVELOPMENT IN PROGRESS
Walnut Grove Land                         Horsham, PA               $  1,939,712      $  6,079,852     $  8,019,564
PNC Bank - Phase II Construction          Philadelphia, PA                 1,026        16,677,921       16,678,947
2201 Renaissance Blvd                     King of Prussia, PA          2,413,514         7,569,152        9,982,666
2540 Renaissance Blvd                     King of Prussia, PA            274,341           388,831          663,172
2560 Renaissance Blvd                     King of Prussia, PA            649,792         1,336,905        1,986,697
Keystone Industrial Park Bldg 1           Bristol, PA                    559,610           691,114        1,250,724
651 Bridgestone Drive                     Allentown, PA                4,308,646        11,972,963       16,281,609
10800 Nuckols Road                        Glen Allen, VA               1,794,162        12,107,585       13,901,747
3955 Faber Place                          Charleston, SC                 547,948         5,333,097        5,881,045
4135 Mendenall Oaks Parkway               High Point, NC                 500,980         2,137,708        2,638,688
3825 Faber Place                          N Charleston, SC               245,367           391,806          637,173
Butler Plaza                              Jacksonville, FL             1,299,201         5,920,088        7,219,289
4905 Belfort Street                       Jacksonville, FL               638,154         2,220,418        2,858,572
7315 Salisbury Road                       Jacksonville, FL               655,491         1,790,324        2,445,815
4630 Woodland Corporate Blvd              Tampa, FL                    1,560,100        11,530,130       13,090,230
Silo Bend 12                              Tampa, FL                      661,680         3,054,786        3,716,466
9001-9015 Brittany Way                    Tampa, FL                      364,514           950,410        1,314,924
Huntington Square Land                    Miramar, FL                  2,980,690        12,690,008       15,670,698
Flying Cloud Building C                   Eden Prairie, MN             1,450,000         1,092,142        2,542,142
West Tech Park Land                       Farmington Hills, MI           535,179         2,131,589        2,666,768
38100 Ecorse Road                         Romulus, MI                  1,033,063         5,252,563        6,285,626
4 Abbey Wood Road                         West Malling, UK             1,710,603         1,426,619        3,137,222
                                                                   --------------     ------------     ------------
Subtotal Development in Progress                                    $ 26,123,772      $112,746,012     $138,869,785
                                                                   ==============     ============     ============

LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $  1,138,244      $          -     $  1,138,244
Renaissance Park Land                     King of Prussia, PA          2,174,017                 -        2,174,016
Keystone Park Land                        Bristol, PA                    756,889                 -          756,889
Peco Lot @Pennsylvania Bus. Campus        Horsham, PA                    192,661                 -          192,661
11 Great Valley Parkway                   Malvern, PA                    687,041                 -          687,041
Commodore Business Park                   Logan Twp., NJ               3,363,407           193,951        3,557,358
Marlton Executive Park Land               Marlton, NJ                    790,361             1,655          792,016
410 Center Square Land                    Logan Twp., NJ                 483,477                 -          483,477
800 Arlington Blvd Expansion Land         Logan, NJ                      701,568                 -          701,568
1015 Briggs Road Land                     Mt Laurel, NJ                  470,660                 -          470,660
Lehigh Valley Corporate Center Land       Bethlehem, PA                1,520,778            29,542        1,550,321
LVCC Phase 2 Land                         Bethlehem, PA                5,036,190           198,500        5,234,690
LV West Land - Lot 5A                     Upper Macungie, PA           5,871,979                 -        5,871,979
Park at Valleypointe Land                 Roanoke, VA                    635,398             4,722          640,120
Fairgrounds Distribution Center Land      Richmond, VA                   127,910             1,197          129,107
Rivers' Bend Land                         Chesterfield, VA             3,320,809         6,286,290        9,607,099
Woodlands Center Land                     Sandston, VA                 1,151,840                 -        1,151,840
501 Liberty Way                           Chesterfield, VA               650,007                 -          650,007
601 Hewlett Packard Way                   Chesterfield, VA               631,906                 -          631,906
6000-98 Eastport Blvd                     Richmond, VA                 1,614,741                 -        1,614,741
Eastport VIII                             Richmond, VA                   382,698                 -          382,698
Eastport IX                               Richmond, VA                   211,627                 -          211,627
Westmoreland Land                         Virginia Beach, VA             872,320                 -          872,320
Central Green Land                        Houston, TX                  1,545,598                 -        1,545,598
Westmoreland III Land                     Virginia Beach, VA             742,497                 -          742,497
Mendenhall Land                           High Point, NC               5,188,034            28,985        5,217,019
Independence Pointe Land                  Greenville, SC               1,466,406                 -        1,466,406


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT - CONTINUED
Executive Park at Faber Place Land        Charleston, SC                 119,379                 -          119,379
Southchase Business Park Land             Greenville, SC                  77,082                 -           77,082
Woodfield Land                            Greenville, SC                  70,686                 -           70,686
Eagle Hill Business Park Land             High Point, NC                 503,077                 -          503,077
Southpoint Business Park Land             Jacksonville, FL               438,110                 -          438,111
Liberty Business Park Land                Jacksonville, FL               428,708            27,561          456,269
7024 AC Skinner Parkway                   Jacksonville, FL               751,448                 -          751,448
Silo Bend Land                            Tampa, FL                    4,220,015                 -        4,220,015
Exchange Place Land                       Orlando, FL                    202,117                 -          202,117
Belfort Road                              Jacksonville, FL               492,908                 -          492,908
Butler Plaza Land                         Jacksonville, FL             3,194,698               440        3,195,138
Salisbury Road Land                       Jacksonville, FL             1,926,760                 -        1,926,760
South Center Land                         Orlando, FL                  3,302,193                 -        3,302,193
South Center Land                         Orlando, FL                    492,455                 -          492,455
4508 Woodland Corporate Blvd              Tampa, FL                      504,266                 -          504,266
Woodland Corporate Center Land            Tampa, FL                    1,025,593                 -        1,025,593
Pompano Business Park Land - Parcel 2     Boca Raton, FL                 410,912                 -          410,912
Pompano Business Park Land - Parcel 3     Boca Raton, FL                 512,847                 -          512,847
Boca Colannade Land - Yamato Road         Boca Raton, FL               4,190,706                 -        4,190,706
Klodt Land                                Eden Prairie, MN             5,997,226                 -        5,997,226
Flying Cloud Land                         Eden Prairie, MN             6,612,514                 -        6,612,514
Romulus Land                              Romulus, MI                  1,189,765                 -        1,189,765
Victor Corporate Land                     Livonia, MI                  7,011,973                 -        7,011,973
Big Veaver Airport Land                   Troy, MI                    14,818,934                 -       14,818,934
Lakeview Corporate Park Land              Pleasant Prairie, WI         1,393,258                 -        1,393,258
Park Place South Land                     Milwaukee, WI                2,811,647                 -        2,811,647
                                                                    ------------      ------------   --------------

Subtotal Land Held for Development                                  $104,428,342      $  6,772,843     $111,201,186
                                                                    ============      ============   ==============

Total All Properties                                                $542,230,286    $2,712,520,292   $3,254,750,578
                                                                    ============    ==============   ==============

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA               $  1,208,546             1985         40 yrs.
420 Lapp Road                             Malvern, PA                  1,529,778             1989         40 yrs.
747 Dresher Road                          Horsham, PA                  1,005,017             1988         40 yrs.
45-67 Great Valley Parkway                Malvern, PA                  1,584,090             1974         40 yrs.
1180 Church Road                          Lansdale, PA                 4,544,345             1986         40 yrs.
40 Valley Stream Parkway                  Malvern, PA                    665,127             1987         40 yrs.
50 Valley Stream Parkway                  Malvern, PA                    708,397             1987         40 yrs.
20 Valley Stream Parkway                  Malvern, PA                  1,563,902             1987         40 yrs.
800 Town Center Drive                     Langhorne, PA                2,819,310             1987         40 yrs.
11, 15 Great Valley Parkway               Malvern, PA                  8,176,464             1986         40 yrs.
257-275 Great Valley Parkway              Malvern, PA                  1,730,169             1983         40 yrs.
300 Technology Drive                      Malvern, PA                    406,215             1985         40 yrs.
277-293 Great Valley Parkway              Malvern, PA                    701,782             1984         40 yrs.
311 Technology Drive                      Malvern, PA                    801,064             1984         40 yrs.
325 Technology Drive                      Malvern, PA                    680,174             1984         40 yrs.
7 Great Valley Parkway                    Malvern, PA                  1,545,837             1985         40 yrs.
55 Valley Stream Parkway                  Malvern, PA                  1,090,641             1983         40 yrs.
65 Valley Stream Parkway                  Malvern, PA                  1,490,479             1983         40 yrs.
508 Lapp Road                             Malvern, PA                    710,412             1984         40 yrs.
10 Valley Stream Parkway                  Malvern, PA                  1,020,162             1984         40 yrs.
333 Phoenixville Pike                     Malvern, PA                  1,040,688             1985         40 yrs.
30 Great Valley Parkway                   Malvern, PA                    219,540             1975         40 yrs.
75 Great Valley Parkway                   Malvern, PA                    194,605             1977         40 yrs.
27-43 Great Valley Parkway                Malvern, PA                  1,094,836             1977         40 yrs.
77-123 Great Valley Parkway               Malvern, PA                  2,019,687             1978         40 yrs.
260 Great Valley Parkway                  Malvern, PA                    343,626             1979         40 yrs.
256 Great Valley Parkway                  Malvern, PA                    817,778             1980         40 yrs.
205 Great Valley Parkway                  Malvern, PA                  4,247,020             1981         40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                    520,440             1982         40 yrs.
155 Great Valley Parkway                  Malvern, PA                    928,241             1981         40 yrs.
333 Technology Drive                      Malvern, PA                  1,134,581             1987         40 yrs.
510 Lapp Road                             Malvern, PA                    375,464             1983         40 yrs.
181 Wheeler Court                         Langhorne, PA                  304,155             1979         40 yrs.
1100 Wheeler Way                          Langhorne, PA                  161,345             1979         40 yrs.
60 Morehall Road                          Malvern, PA                  2,021,852             1989         40 yrs.
905 Airport Road                          West Chester, PA               799,767             1988         40 yrs.
16 Cabot Boulevard                        Langhorne, PA                  791,394             1972         40 yrs.
1 Country View Road                       Malvern, PA                    526,977             1982         40 yrs.
2151 Cabot Boulevard                      Langhorne, PA                  475,877             1982         40 yrs.
170 South Warner Road                     King of Prussia, PA          1,328,692             1980         40 yrs.
190 South Warner Road                     King of Prussia, PA            760,906             1980         40 yrs.
507 Prudential Road                       Horsham, PA                    751,925             1988         40 yrs.
100 Witmer Road                           Horsham, PA                    879,739             1995         40 yrs.


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES
3100 Horizon Drive                        King of Prussia, PA            252,723             1995         40 yrs.
3300 Horizon Drive                        King of Prussia, PA            338,852             1996         40 yrs.
3500 Horizon Drive                        King of Prussia, PA            240,046             1996         40 yrs.
200 Chesterfield Parkway                  Malvern, PA                  1,355,488             1989         40 yrs.
767 Electronic Drive                      Horsham, PA                    524,321             1996         40 yrs.
132 Welsh Road                            Horsham, PA                    226,098             1997         40 yrs.
5 Country View Road                       Malvern, PA                    532,448             1985         40 yrs.
3200 Horizon Drive                        King of Prussia, PA            482,788             1996         40 yrs.
3000 Horizon Drive                        King of Prussia, PA            124,904             1997         40 yrs.
111-195 Witmer Road                       Horsham, PA                    294,391             1996         40 yrs.
300 Welsh Road                            Horsham, PA                    143,473             1983         40 yrs.
400 Welsh Road                            Horsham, PA                    339,853             1983         40 yrs.
8801 Tinicum Boulevard                    Philadelphia, PA             1,999,432             1997         40 yrs.
440 East Swedesford Road                  King of Prussia, PA            881,141             1988         40 yrs.
460 East Swedesford Road                  King of Prussia, PA            543,670             1988         40 yrs.
50 Morehall Road                          Malvern, PA                  1,111,921             1997         40 yrs.
2 Walnut Grove Drive                      Horsham, PA                    847,510             1989         40 yrs.
200 Gibraltar Road                        Horsham, PA                    528,825             1990         40 yrs.
220 Gibraltar Road                        Horsham, PA                    431,310             1990         40 yrs.
240 Gibraltar Road                        Horsham, PA                    431,105             1990         40 yrs.
151 S. Warner Road                        King of Prussia, PA            532,029             1980         40 yrs.
1 Walnut Grove Drive                      Horsham, PA                    732,165             1986         40 yrs.
3604 Horizon Drive                        King of Prussia, PA            215,157             1997         40 yrs.
3606 Horizon Drive                        King of Prussia, PA            196,456             1997         40 yrs.
650 Swedesford Road                       King of Prussia, PA          1,385,813             1971         40 yrs.
680 Swedesford Road                       King of Prussia, PA          1,408,421             1971         40 yrs.
761 Fifth Avenue                          King of Prussia, PA            139,264             1977         40 yrs.
771 Fifth Avenue                          King of Prussia, PA             86,454             1977         40 yrs.
1 Great Valley Parkway                    Malvern, PA                    276,616             1982         40 yrs.
5 Great Valley Parkway                    Malvern, PA                    429,938             1983         40 yrs.
311 Sinclair Road                         Bristol, PA                     79,538             1997         40 yrs.
100 Cedar Hollow Road                     Malvern, PA                    837,839             1997         40 yrs.
3 Country View Road                       Malvern, PA                    174,025             1997         40 yrs.
425 Technology Drive                      Malvern, PA                    174,955             1997         40 yrs.
375 Technology Drive                      Malvern, PA                    101,737             1997         40 yrs.
45 Liberty Boulevard                      Malvern, PA                    351,296             1997         40 yrs.
100 Chesterfield Parkway                  Malvern, PA                    416,978             1997         40 yrs.
181-187 Gibraltar Road                    Horsham, PA                    225,731             1982         40 yrs.
104 Rock Road                             Horsham, PA                    156,541             1974         40 yrs.
123-135 Rock Road                         Horsham, PA                    190,272             1975         40 yrs.
111-159 Gibraltar Road                    Horsham, PA                    224,498             1981         40 yrs.
161-175 Gibraltar Road                    Horsham, PA                    156,360             1976         40 yrs.
103-109 Gibraltar Road                    Horsham, PA                    164,405             1978         40 yrs.
261-283 Gibraltar Road                    Horsham, PA                    216,662             1978         40 yrs.
201-223 Witmer Road                       Horsham, PA                    174,873             1972         40 yrs.
231-237 Gibraltar Road                    Horsham, PA                    250,787             1981         40 yrs.
100 Gibraltar Road                        Horsham, PA                     18,548             1975         40 yrs.
101 Gibraltar Road                        Horsham, PA                    322,821             1977         40 yrs.
506 Prudential Road                       Horsham, PA                     82,311             1973         40 yrs.
113-123 Rock Road                         Horsham, PA                    159,832             1975         40 yrs.
101-111 Rock Road                         Horsham, PA                    168,192             1975         40 yrs.
120 Gibraltar Road                        Horsham, PA                    290,852             1980         40 yrs.
110 Gibraltar Road                        Horsham, PA                    316,856             1979         40 yrs.
100-107 Lakeside Drive                    Horsham, PA                    149,874             1982         40 yrs.
200-264 Lakeside Drive                    Horsham, PA                    360,031             1982         40 yrs.
300-309 Lakeside Drive                    Horsham, PA                    179,621             1982         40 yrs.
400-445 Lakeside Drive                    Horsham, PA                    458,719             1981         40 yrs.
104 Witmer Road                           Horsham, PA                     75,209             1997         40 yrs.
201 Gibraltar Road                        Horsham, PA                    194,544             1983         40 yrs.
3600 Horizon Drive                        King of Prussia, PA             98,526             1989         40 yrs.
3602 Horizon Drive                        King of Prussia, PA            113,626             1989         40 yrs.
3 Franklin Plaza                          Philadelphia, PA               215,067             1997         40 yrs.
400-500 Brandywine Parkway                West Chester, PA               372,972             1988         40 yrs.
600 Brandywine Parkway                    West Chester, PA               279,588             1988         40 yrs.
2700 Horizon Drive                        King of Prussia, PA            181,339             1997         40 yrs.
2900 Horizon Drive                        King of Prussia, PA            140,894             1997         40 yrs.
2500 Renaissance Boulevard                King of Prussia, PA            104,036             1997         40 yrs.
2300 Renaissance Boulevard                King of Prussia, PA             63,244             1997         40 yrs.
719 Dresher Road                          Horsham, PA                    137,259             1998         40 yrs.
2100 Renaissance Boulevard                King of Prussia, PA            235,533             1998         40 yrs.
4 Walnut Grove                            Horsham, PA                    121,641             1998         40 yrs.
2250 Hickory Road                         Plymouth Meeting, PA           443,235             1998         40 yrs.
3400 Horizon Drive                        King of Prussia, PA            145,050             1998         40 yrs.
One Ridgewood Place                       Downingtown, PA                 92,644             1998         40 yrs.
300 Welsh Road                            Horsham, PA                    118,885             1998         40 yrs.
600 Chesterfield Parkway                  Malvern, PA                    205,664             1998         40 yrs.
700 Chesterfield Parkway                  Malvern, PA                    204,829             1998         40 yrs.
6 Terry Drive                             Newtown, PA                     69,838             1998         40 yrs.
2520 Renaissance Boulevard                King of Prussia, PA             69,239             1998         40 yrs.
18 Great Valley Parkway                   Malvern, PA                     91,771             1999         40 yrs.
700 Dresher Road                          Horsham, PA                    127,403             1999         40 yrs.
14 Lee Boulevard                          Malvern, PA                  1,396,939             1988         40 yrs.
500 Chesterfield Parkway                  Malvern, PA                    812,671             1988         40 yrs.
300-400 Chesterfield Parkway              Malvern, PA                  1,219,710             1988         40 yrs.
150 Mid-Atlantic Parkway                  West Deptford, NJ              234,100             1973         40 yrs.
51 Haddonfield Road                       Cherry Hill, NJ              3,074,406             1986         40 yrs.
57 Read's Way                             New Castle, DE                 952,565             1985         40 yrs.
1370 Imperial Way                         West Deptford, NJ              605,223             1978         40 yrs.
8 Stow Road                               Marlton, NJ                    295,571             1988         40 yrs.
10 Stow Road                              Marlton, NJ                    215,332             1988         40 yrs.
12 Stow Road                              Marlton, NJ                    220,042             1988         40 yrs.
14 Stow Road                              Marlton, NJ                    246,467             1988         40 yrs.


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
1300 Metropolitan Avenue                  West Deptford, NJ              264,656             1972         40 yrs.
701A Route 73 South                       Marlton, NJ                  1,122,881             1987         40 yrs.
701C Route 73 South                       Marlton, NJ                    269,701             1987         40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ                174,019             1973         40 yrs.
1475 Imperial Way                         West Deptford, NJ              139,421             1976         40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ               1,743,929             1987         40 yrs.
750 Cardinal Drive                        Pureland, NJ                   492,657             1989         40 yrs.
11000, 15000, 17000 Commerce Pkwy.        Mt. Laurel, NJ                 787,882             1985         40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 443,165             1985         40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 471,244             1985         40 yrs.
400 Lippincott Drive                      Marlton, NJ                     37,215             1999         40 yrs.
406 Lippincott Drive                      Marlton, NJ                    394,904             1990         40 yrs.
234 High Hill Road                        Bridgeport, NJ                 271,022             1987         40 yrs.
100 Arlington Boulevard                   Bridgeport, NJ                 377,023             1996         40 yrs.
100 Berkeley Drive                        Swedesboro, NJ                 208,590             1990         40 yrs.
301 Lippincott Drive                      Marlton, NJ                    663,214             1988         40 yrs.
303 Lippincott Drive                      Marlton, NJ                    624,248             1988         40 yrs.
510-512 Sharptown Road                    Bridgeport, NJ                 107,409             1984         40 yrs.
901 Route 73                              Marlton, NJ                    267,190             1985         40 yrs.
1500 Route 73                             Marlton, NJ                    396,061             1988         40 yrs.
512 Sharptown Road                        Bridgeport, NJ                 150,015             1984         40 yrs.
201 Berkeley Drive                        Bridgeport, NJ                 101,303             1997         40 yrs.
404 Lippincott Drive                      Marlton, NJ                    172,643             1997         40 yrs.
104 Gaither Drive                         Mt. Laurel, NJ                 104,110             1975         40 yrs.
402 Lippincott Drive                      Marlton, NJ                    143,905             1997         40 yrs.
300 Commodore Drive                       Bridgeport, NJ                 255,816             1997         40 yrs.
3000 Lincoln Drive                        Mt. Laurel, NJ                 309,787             1983         40 yrs.
6000 Commerce Parkway                     Mt. Laurel, NJ                 167,508             1985         40 yrs.
7000 Commerce Parkway                     Mt. Laurel, NJ                 165,415             1984         40 yrs.
8000 Commerce Parkway                     Mt. Laurel, NJ                 134,319             1983         40 yrs.
9000 Commerce Parkway                     Mt. Laurel, NJ                 163,557             1983         40 yrs.
1000 Briggs Road                          Mt. Laurel, NJ                 184,793             1986         40 yrs.
1025 Briggs Road                          Mt. Laurel, NJ                 254,487             1987         40 yrs.
1020 Briggs Road                          Mt. Laurel, NJ                  68,980             1997         40 yrs.
9 Stow Road                               Marlton, NJ                    128,109             1998         40 yrs.
2000 Crawford Place                       Mt. Laurel, NJ                 292,042             1986         40 yrs.
1351 Metropolitan Avenue                  Thorofare, NJ                   98,680             1986         40 yrs.
650 Grove Road                            Thorofare, NJ                  159,128             1986         40 yrs.
400 Grove Road                            Thorofare, NJ                   86,455             1986         40 yrs.
5000 Dearborn Court                       Mt. Laurel, NJ                 196,005             1998         40 yrs.
515 Heron Drive                           Bridgeport, NJ                 103,330             1998         40 yrs.
500 Sharptown Road                        Pureland, NJ                    95,149             1998         40 yrs.
625 Heron Drive                           Bridgeport, NJ                  39,877             1998         40 yrs.
605 Heron Drive                           Bridgeport, NJ                  45,798             1998         40 yrs.
510 Heron Drive                           Bridgeport, NJ                 349,855             1998         40 yrs.
522 Pedricktown Road                      Bridgeport, NJ                  60,039             1998         40 yrs.
530 Pedricktown Road                      Bridgeport, NJ                  84,096             1998         40 yrs.
540 Pedricktown Road                      Bridgeport, NJ                 200,295             1998         40 yrs.
230 High Hill Road                        Bridgeport, NJ                 387,770             1998         40 yrs.
3 Mallard Court                           Bridgeport, NJ                 107,272             1998         40 yrs.
730 Cardinal Drive                        Bridgeport, NJ                  78,998             1998         40 yrs.
405 Heron Drive                           Bridgeport, NJ                 795,100             1998         40 yrs.
100 Eagle Road                            Bridgeport, NJ                  63,270             1998         40 yrs.
250 High Hill Road                        Bridgeport, NJ                 166,596             1998         40 yrs.
508 Center Square Road                    Bridgeport, NJ                 151,429             1998         40 yrs.
602 Heron Drive                           Bridgeport, NJ                  98,132             1998         40 yrs.
300 Eagle Court                           Bridgeport, NJ                  82,198             1998         40 yrs.
500 Center Square Road                    Bridgeport, NJ                 271,050             1998         40 yrs.
1001 Briggs Road                          Marlton, NJ                    172,350             1998         40 yrs.
1960 Cuthbert Boulevard                   Cherry Hill, NJ                 47,587             1998         40 yrs.
1970 Cuthbert Boulevard                   Cherry Hill, NJ                 49,195             1998         40 yrs.
10000 & 11000 Route 73                    Marlton, NJ                    134,022             1998         40 yrs.
800 Arlington Boulevard                   Logan, NJ                      121,837             1998         40 yrs.
1655 Valley Center Parkway                Bethlehem, PA                  354,870             1993         40 yrs.
6560 Stonegate Drive                      Allentown, PA                  592,848             1989         40 yrs.
6370 Hedgewood Drive                      Allentown, PA                  655,646             1990         40 yrs.
6390 Hedgewood Drive                      Allentown, PA                  668,564             1990         40 yrs.
1495 Valley Center Parkway                Bethlehem, PA                  795,381             1990         40 yrs.
6350 Hedgewood Drive                      Allentown, PA                  773,870             1989         40 yrs.
6330 Hedgewood Drive                      Allentown, PA                1,288,167             1988         40 yrs.
1550 Valley Center Parkway                Bethlehem, PA                  750,781             1988         40 yrs.
1560 Valley Center Parkway                Bethlehem, PA                  960,190             1988         40 yrs.
6580 Snowdrift Road                       Allentown, PA                  694,628             1988         40 yrs.
1510 Valley Center Parkway                Bethlehem, PA                  888,936             1988         40 yrs.
1530 Valley Center Parkway                Bethlehem, PA                  675,556             1988         40 yrs.
6540 Stonegate Drive                      Allentown, PA                  975,667             1988         40 yrs.
974 Marcon Boulevard                      Allentown, PA                  677,363             1987         40 yrs.
964 Marcon Boulevard                      Allentown, PA                  562,278             1985         40 yrs.
764 Roble Road                            Allentown, PA                  268,048             1985         40 yrs.
3174 Airport Road                         Allentown, PA                  481,451             1979         40 yrs.
2196 Avenue C                             Allentown, PA                  467,742             1980         40 yrs.
2202 Hangar Place                         Allentown, PA                  551,556             1981         40 yrs.
2201 Hangar Place                         Allentown, PA                  575,751             1987         40 yrs.
954 Marcon Boulevard                      Allentown, PA                  356,070             1981         40 yrs.
57 South Commerce Way                     Allentown, PA                  402,669             1986         40 yrs.
754 Roble Road                            Allentown, PA                  260,179             1986         40 yrs.
894 Marcon Boulevard                      Allentown, PA                  151,831             1986         40 yrs.
744 Roble Road                            Allentown, PA                  273,749             1986         40 yrs.
944 Marcon Boulevard                      Allentown, PA                  240,676             1986         40 yrs.
1685 Valley Center Parkway                Allentown, PA                  249,109             1996         40 yrs.
6520 Stonegate Drive                      Allentown, PA                  124,073             1996         40 yrs.


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
7437 Industrial Boulevard                 Allentown, PA                  946,180             1976         40 yrs.
2041 Avenue C                             Allentown, PA                  145,873             1990         40 yrs.
2124 Avenue C                             Allentown, PA                  128,401             1990         40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  477,178             1996         40 yrs.
7384 Penn Drive                           Allentown, PA                  329,088             1988         40 yrs.
7144 Daniels Drive                        Allentown, PA                  627,838             1975         40 yrs.
7620 Cetronia Road                        Allentown, PA                  475,256             1990         40 yrs.
939 Marcon Boulevard                      Allentown, PA                  580,180             1980         40 yrs.
100 Brodhead Road                         Allentown, PA                  342,499             1990         40 yrs.
1455 Valley Center Parkway                Bethlehem, PA                  455,801             1997         40 yrs.
1640 Valley Center Parkway                Bethlehem, PA                  365,750             1996         40 yrs.
1650 Valley Center Parkway                Allentown, PA                  349,938             1997         40 yrs.
1660 Valley Center Parkway                Bethlehem, PA                  161,654             1996         40 yrs.
400 Nestle Way                            Allentown, PA                2,112,891             1997         40 yrs.
83 South Commerce Way                     Bethlehem, PA                  106,208             1989         40 yrs.
85 South Commerce Way                     Bethlehem, PA                   93,063             1989         40 yrs.
87 South Commerce Way                     Bethlehem, PA                   98,759             1989         40 yrs.
89 South Commerce Way                     Bethlehem, PA                  169,727             1997         40 yrs.
7249 Industrial Boulevard                 Allentown, PA                1,171,230             1988         40 yrs.
95 Highland Avenue                        Bethlehem, PA                  235,515             1985         40 yrs.
236 Brodhead Road                         Bethlehem, PA                  327,131             1994         40 yrs.
1525 Valley Center Parkway                Allentown, PA                  203,456             1997         40 yrs.
6620 Grant Way                            Allentown, PA                  128,298             1989         40 yrs.
700 Nestle Way                            Allentown, PA                  569,355             1997         40 yrs.
7562 Penn Drive                           Allentown, PA                   47,596             1989         40 yrs.
7277 Williams Avenue                      Allentown, PA                   81,009             1989         40 yrs.
7355 Williams Avenue                      Allentown, PA                   81,859             1998         40 yrs.
794 Roble Boulevard                       Allentown, PA                  278,168             1998         40 yrs.
6923 Schantz Spring Road                  Allentown, PA                  155,717             1998         40 yrs.
2600 Beltline Avenue                      Reading, PA                    103,005             1998         40 yrs.
7132 Daniels Drive                        Allentown, PA                  262,608             1998         40 yrs.
3985 Adler Place                          Bethlehem, PA                  160,666             1998         40 yrs.
8014 Industrial Boulevard                 Upper Macungie, PA             131,632             1998         40 yrs.
180 & 190 Admiral Cochrane Drive          Annapolis, MD                4,106,092             1989         40 yrs.
12000,001,040 Indian Creek Court          Beltsville, MD               2,978,477             1986         40 yrs.
8280 Patuxent Range Drive                 Columbia, MD                   611,028             1978         40 yrs.
7178-80 Columbia Gateway                  Columbia, MD                   782,188             1987         40 yrs.
9770 Patuxent Woods Drive                 Columbia, MD                   203,406             1986         40 yrs.
9780 Patuxent Woods Drive                 Columbia, MD                   130,114             1986         40 yrs.
9790 Patuxent Woods Drive                 Columbia, MD                   145,267             1986         40 yrs.
9810 Patuxent Woods Drive                 Columbia, MD                   158,848             1986         40 yrs.
9800 Patuxent Woods Drive                 Columbia, MD                   177,925             1988         40 yrs.
9820 Patuxent Woods Drive                 Columbia, MD                   144,554             1988         40 yrs.
9830 Patuxent Woods Drive                 Columbia, MD                   176,406             1986         40 yrs.
9050 Red Branch Road                      Columbia, MD                   164,824             1972         40 yrs.
4606 Richlynn Drive                       Belcamp, MD                     76,058             1998         40 yrs.
8945-8975 Guilford                        Columbia, MD                   281,659             1998         40 yrs.
7317 Parkway Drive                        Hanover, MD                     53,046             1998         40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD                 1,154,179             1984         40 yrs.
9125,9135,9145 Guilford Road              Columbia, MD                 1,895,580             1983         40 yrs.
10 South Third Street                     Richmond, VA                    19,349             1930         40 yrs.
1751 Bluehills Drive                      Roanoke, VA                  1,010,903             1991         40 yrs.
4300 Carolina Avenue                      Richmond, VA                 1,818,504             1985         40 yrs.
301 Hill Carter Parkway                   Richmond, VA                   584,214             1989         40 yrs.
4001 Carolina Avenue                      Richmond, VA                    40,320             1935         40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA                   471,186             1989         40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA                   548,620             1990         40 yrs.
5700 Eastport Boulevard                   Richmond, VA                   333,062             1990         40 yrs.
11020 Hull Street Road                    Richmond, VA                    76,985             1987         40 yrs.
3432 Holland Road                         Virginia Beach, VA              95,499             1989         40 yrs.
4880 Cox Road                             Richmond, VA                   283,783             1995         40 yrs.
5162 Valleypointe Parkway                 Roanoke, VA                    313,289             1993         40 yrs.
4101- 4127 Carolina Avenue                Richmond, VA                   276,786             1973         40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA                   630,025             1975         40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA                   349,250             1976         40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                   205,302             1978         40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA                   353,792             1979         40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA                   438,198             1981         40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA                   444,072             1982         40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA                   669,594             1985         40 yrs.
4645-4683 Carolina Avenue                 Richmond, VA                 1,040,494             1985         40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA                   345,104             1987         40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA                   546,186             1988         40 yrs.
12 S. Third Street                        Richmond, VA                    22,608             1900         40 yrs.
9601 Cosner Drive                         Fredericksburg, VA             463,537             1995         40 yrs.
315 Cardiff Valley Road                   Knoxville, TN                  363,352             1994         40 yrs.
2300 East Parham Road                     Richmond, VA                   122,143             1988         40 yrs.
5221 Valleypark Drive                     Roanoke, VA                    226,083             1988         40 yrs.
5228 Valleypointe Parkway                 Roanoke, VA                    141,418             1988         40 yrs.
5238 Valleypark Drive                     Roanoke, VA                    260,242             1989         40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA                   627,229             1996         40 yrs.
5900 Eastport Boulevard                   Richmond, VA                   319,658             1997         40 yrs.
4717-4729 Eubank Road                     Richmond, VA                   361,323             1978         40 yrs.
5251 Concourse Drive                      Roanoke, VA                    222,739             1997         40 yrs.
4263F Carolina Avenue                     Richmond, VA                   148,391             1975         40 yrs.
4200 Oakleys Court                        Richmond, VA                   203,191             1990         40 yrs.
1821 Battery Dantzler Road                Chester, VA                    247,683             1990         40 yrs.
5000 Cox Road                             Glen Allen, VA                 302,281             1990         40 yrs.
5500 Cox Road                             Richmond, VA                    89,960             1997         40 yrs.
510 Eastpark Court                        Sandston, VA                   175,322             1989         40 yrs.
520 Eastpark Court                        Sandston, VA                   338,990             1989         40 yrs.


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
13001 Kingston Avenue                     Chester, VA                     89,370             1997         40 yrs.
5701-5799 Eastport Boulevard              Richmond, VA                   290,319             1996         40 yrs.
4801 Cox Road                             Richmond, VA                   344,996             1997         40 yrs.
600 HP Way                                Chesterfield, VA               317,903             1997         40 yrs.
500 HP Way                                Chester, VA                    230,680             1997         40 yrs.
701 Liberty Way                           Richmond, VA                   140,564             1997         40 yrs.
4198 Cox Road                             Glen Allen, VA                 249,608             1984         40 yrs.
5310 Valley Park Drive                    Roanoke, VA                    172,130             1997         40 yrs.
5305 Valley Park Drive                    Roanoke, VA                     58,811             1997         40 yrs.
4510 Cox Road                             Glen Allen, VA                 441,960             1990         40 yrs.
2809 South Lynnhaven Road                 Virginia Beach, VA             331,889             1987         40 yrs.
200 Golden Oak Court                      Virginia Beach, VA             352,098             1988         40 yrs.
208 Golden Oak Court                      Virginia Beach, VA             347,042             1989         40 yrs.
1 Enterprise Parkway                      Hampton, VA                    316,337             1987         40 yrs.
22 Enterprise Parkway                     Hampton, VA                    361,583             1990         40 yrs.
530 Eastpark Court                        Sandston, VA                   190,114             1997         40 yrs.
484 Viking Drive                          Virginia Beach, VA             188,281             1998         40 yrs.
10430 Lakeridge Parkway                   Ashland, VA                    182,900             1998         40 yrs.
10456 Lakeridge Parkway                   Ashland, VA                    179,355             1998         40 yrs.
3829-3855 Gaskins Road                    Richmond, VA                   149,828             1998         40 yrs.
629 Phoenix Drive                         Virginia Beach, VA              92,787             1998         40 yrs.
11838 Rock Landing Drive                  Newport News, VA               101,517             1998         40 yrs.
11844 Rock Landing Drive                  Newport News, VA                61,917             1998         40 yrs.
11846 Rock Landing Drive                  Newport News, VA                37,545             1998         40 yrs.
11832 Rock Landing Drive                  Newport News, VA               161,762             1998         40 yrs.
5700 Cleveland Street                     Virginia Beach, VA             384,258             1998         40 yrs.
801 Liberty Way                           Chester, VA                     56,953             1998         40 yrs.
5 Manhattan Square                        Hampton, VA                      1,167             1999         40 yrs.
4523 Green Point Drive                    High Point, NC                 509,387             1988         40 yrs.
4501 Green Point Drive                    High Point, NC                 510,604             1989         40 yrs.
4500 Green Point Drive                    High Point, NC                 546,329             1989         40 yrs.
2427 Penny Road                           High Point, NC               1,380,371             1990         40 yrs.
4524 Green Point Drive                    High Point, NC                 521,059             1989         40 yrs.
4328, 4336 Federal Drive                  High Point, NC               1,290,363             1995         40 yrs.
200 Centreport Drive                      Greensboro, NC                 536,240             1986         40 yrs.
4344 Federal Drive                        High Point, NC                 288,171             1996         40 yrs.
202 Centreport Drive                      Greensboro, NC                 581,410             1990         40 yrs.
101 Centreport Drive                      Greensboro, NC                 353,914             1996         40 yrs.
4000 Piedmont Parkway                     High Point, NC                 531,201             1997         40 yrs.
4380 Federal Drive                        High Point, NC                 240,159             1997         40 yrs.
4388 Federal Drive                        High Point, NC                 119,153             1997         40 yrs.
6532 Judge Adams Road                     Rock Creek, NC                 212,961             1997         40 yrs.
6532 Judge Adams Road                     Whitsett, NC                    99,537             1997         40 yrs.
3860 Faber Place                          N. Charleston, SC              148,031             1995         40 yrs.
4055 Faber Place                          N. Charleston, SC              338,698             1989         40 yrs.
3820 Faber Place                          N. Charleston, SC              219,773             1993         40 yrs.
3875 Faber Place                          N. Charleston, SC              303,132             1997         40 yrs.
150 Ridgeview Center Drive                Duncan, SC                     539,304             1984         40 yrs.
1320 Garlington Road                      Greenville, SC                 134,023             1986         40 yrs.
420 Park Avenue                           Greenville, SC                 291,906             1986         40 yrs.
1 Alliance Drive                          Goose Creek, SC                 81,632             1997         40 yrs.
4160 Mendenhall Oaks Parkway              High Point, NC                 114,530             1997         40 yrs.
4194 Mendenhall Oaks Parkway              High Point, NC                 101,183             1997         40 yrs.
4196 Mendenhall Oaks Parkway              High Point, NC                 173,811             1997         40 yrs.
4170 Mendenhall Oaks Parkway              High Point, NC                  49,800             1997         40 yrs.
4180 Mendenhall Oaks Parkway              High Point, NC                  77,695             1997         40 yrs.
4050 Piedmont Parkway                     High Point, NC                 591,224             1997         40 yrs.
One Independence Pointe                   Greenville, SC                 330,019             1982         40 yrs.
55 Beattie Place                          Greenville, SC               1,247,598             1986         40 yrs.
75 Beattie Place                          Greenville, SC                 939,798             1987         40 yrs.
7736 McCloud Road                         Greensboro, NC                 303,101             1998         40 yrs.
15 Brendan Way                            Greenville, SC                 138,413             1998         40 yrs.
200 Meeting Street                        Charleston, SC               1,391,414             1998         40 yrs.
7500 West 110th Street                    Overland Park, KS              392,269             1998         40 yrs.
8035 Quivira Road                         Lenexa, KS                     186,899             1998         40 yrs.
4300 Federal Drive                        Greensboro, NC                  50,879             1998         40 yrs.
1730 Stebbins Drive                       Houston, TX                    384,791             1973         40 yrs.
5911-5925 Richard Street                  Jacksonville, FL               242,727             1977         40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL               278,044             1973         40 yrs.
8775 Baypine Road                         Jacksonville, FL               729,574             1989         40 yrs.
8539 Western Way                          Jacksonville, FL               930,298             1987         40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL               933,163             1987         40 yrs.
6600-6660 Suemac Place                    Jacksonville, FL               890,991             1987         40 yrs.
6800-6850 Suemac Place                    Jacksonville, FL               507,443             1973         40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL             1,142,816             1987         40 yrs.
8540 Baycenter Road                       Jacksonville, FL               504,746             1984         40 yrs.
1200 Riverplace Drive                     Jacksonville, FL             6,060,942             1985         40 yrs.
8400 Baymeadows Way                       Jacksonville, FL               661,396             1987         40 yrs.
8614 Baymeadows Way                       Jacksonville, FL               394,161             1986         40 yrs.
5941-5975 Richard Street                  Jacksonville, FL               569,339             1978         40 yrs.
7970 Bayberry Road                        Jacksonville, FL               557,170             1978         40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL               722,568             1979         40 yrs.
7898 Baymeadows Way                       Jacksonville, FL               815,584             1978         40 yrs.
5977-6607 Richard Street                  Jacksonville, FL               860,203             1980         40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL             1,061,751             1981         40 yrs.
7954 & 7960 Baymeadows Way                Jacksonville, FL             1,099,886             1982         40 yrs.
8787 Baypine Road                         Jacksonville, FL            15,157,375             1990         40 yrs.
7077 Bonneval Road                        Jacksonville, FL             1,431,141             1988         40 yrs.
4190 Belfort Road                         Jacksonville, FL             1,521,005             1986         40 yrs.
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               679,976             1987         40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL               298,992             1996         40 yrs.


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
7040 AC Skinner Parkway                   Jacksonville, FL               543,517             1996         40 yrs.
11777 Central Highway                     Jacksonville, FL               457,228             1985         40 yrs.
4345 Southpoint Parkway                   Jacksonville, FL               395,491             1996         40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL               312,964             1996         40 yrs.
7018 AC Skinner Parkway                   Jacksonville, FL               499,170             1997         40 yrs.
7014 AC Skinner Parkway                   Jacksonville, FL               111,513             1996         40 yrs.
6620 Southpoint Drive                     Jacksonville, FL               386,165             1984         40 yrs.
7980 Bayberry Road                        Jacksonville, FL                81,995             1978         40 yrs.
9600 Satellite Boulevard                  Orlando, FL                     84,434             1989         40 yrs.
9700 Satellite Boulevard                  Orlando, FL                     72,567             1989         40 yrs.
1902 Cypress Lake Drive                   Orlando, FL                    216,107             1989         40 yrs.
9550 Satellite Boulevard                  Orlando, FL                    102,537             1997         40 yrs.
8250 & 8256 Exchange Place                Orlando, FL                    151,404             1985         40 yrs.
6600 Southpoint Parkway                   Jacksonville, FL               264,961             1986         40 yrs.
6700 Southpoint Parkway                   Jacksonville, FL               181,659             1987         40 yrs.
4801 Executive Park Court - 100           Jacksonville, FL               173,130             1990         40 yrs.
4801 Executive Park Court - 200           Jacksonville, FL                99,280             1990         40 yrs.
4810 Executive Park Court                 Jacksonville, FL               139,708             1990         40 yrs.
6602 Executive Park Court - 100           Jacksonville, FL               118,169             1993         40 yrs.
6602 Executive Park Court - 200           Jacksonville, FL                79,919             1993         40 yrs.
6631 Executive Park Court - 100           Jacksonville, FL                67,505             1994         40 yrs.
6631 Executive Park Court - 200           Jacksonville, FL               112,194             1994         40 yrs.
4815 Executive Park Court - 100           Jacksonville, FL                98,284             1995         40 yrs.
4815 Executive Park Court - 200           Jacksonville, FL               143,041             1995         40 yrs.
4825 Executive Park Court                 Jacksonville, FL               161,398             1996         40 yrs.
4820 Executive Park Court                 Jacksonville, FL               165,231             1997         40 yrs.
10511 & 10611 Satellite Boulevard         Orlando, FL                    152,768             1985         40 yrs.
1400-1440 Central Florida Parkway         Orlando, FL                    130,685             1962         40 yrs.
6601 Executive Park Circle North          Jacksonville, FL               156,250             1998         40 yrs.
1300 Riverplace South                     Jacksonville, FL               366,524             1998         40 yrs.
4901 Belfort Lane                         Jacksonville, FL               330,190             1998         40 yrs.
16445 Air Center Boulevard                Houston, TX                     99,458             1998         40 yrs.
16405 Air Center Boulevard                Houston, TX                    128,224             1998         40 yrs.
2216 Directors Row                        Orlando, FL                    101,868             1998         40 yrs.
7460 Chancellor Drive                     Orlando, FL                     54,742             1998         40 yrs.
1901 Summit Tower Boulevard               Maitland, FL                   500,691             1998         40 yrs.
3701-3727 Vineland Road                   Orlando, FL                     86,584             1998         40 yrs.
16580 Air Center Boulevard                Houston, TX                     51,789             1999         40 yrs.
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,286,696             1988         40 yrs.
5501-5502 Pioneer Park Boulevard          Tampa, FL                      245,164             1981         40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                      238,668             1979         40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      344,718             1986         40 yrs.
8401-8408 Benjamin Road                   Tampa, FL                      506,724             1986         40 yrs.
3501 Riga Boulevard                       Tampa, FL                      261,990             1983         40 yrs.
111 Kelsey Lane                           Tampa, FL                      155,367             1990         40 yrs.
7930, 8010-20 Woodland Center             Tampa, FL                      359,142             1990         40 yrs.
7920 Woodland Center Boulevard            Tampa, FL                      228,487             1997         40 yrs.
8154-8198 Woodland Center                 Tampa, FL                      196,845             1988         40 yrs.
8112-42 Woodland Center                   Tampa, FL                      218,191             1995         40 yrs.
8212 Woodland Center                      Tampa, FL                      154,872             1996         40 yrs.
131 Kelsey Lane                           Tampa, FL                      271,790             1998         40 yrs.
7724 Woodland Center Blvd.                Tampa, FL                      119,611             1997         40 yrs.
7802-50 Woodland Center Blvd.             Tampa, FL                      197,160             1997         40 yrs.
7852-98 Woodland Center Blvd.             Tampa, FL                      198,394             1997         40 yrs.
8921 Brittany Way                         Tampa, FL                       75,150             1997         40 yrs.
5250 Eagle Trail Drive                    Tampa, FL                      108,818             1998         40 yrs.
7725 Woodland Center Blvd.                Tampa, FL                       49,894             1998         40 yrs.
8001 Woodland Center Blvd.                Tampa, FL                       42,353             1998         40 yrs.
4502 Woodland Corporate Blvd.             Tampa, FL                       12,506             1999         40 yrs.
1701 Clint Moore Boulevard                Boca Raton, FL                 192,757             1985         40 yrs.
4555 Riverside Drive                      Beach Gardens, FL              339,082             1988         40 yrs.
2500 Metrocentre Boulevard                West Palm Beach, FL             90,588             1988         40 yrs.
2540 Metrocentre Boulevard                West Palm Beach, FL             88,686             1988         40 yrs.
2541 Metrocentre Boulevard                West Palm Beach, FL             55,163             1988         40 yrs.
2580 Metrocentre Boulevard                West Palm Beach, FL             97,455             1988         40 yrs.
2581 Metrocentre Boulevard                West Palm Beach, FL             71,915             1988         40 yrs.
1101 Northpoint Parkway                   West Palm Beach, FL             77,448             1998         40 yrs.
3223 Commerce Place                       West Palm Beach, FL             88,765             1998         40 yrs.
801 Northpoint Parkway                    West Palm Beach, FL            130,463             1998         40 yrs.
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             226,384             1985         40 yrs.
6500 NW 12th Avenue                       Ft. Lauderdale, FL             143,262             1998         40 yrs.
6600 NW 12th Avenue                       Ft. Lauderdale, FL             145,368             1998         40 yrs.
1500 SW 5th Court                         Pompano Beach, FL              188,482             1998         40 yrs.
1651 SW 5th Court                         Pompano Beach, FL               39,715             1998         40 yrs.
1601 SW 5th Court                         Pompano Beach, FL               40,677             1998         40 yrs.
1501 SW 5th Court                         Pompano Beach, FL               39,779             1998         40 yrs.
1400 SW 6th Court                         Pompano Beach, FL              223,457             1998         40 yrs.
1405 SW 6th Court                         Pompano Beach, FL               75,505             1998         40 yrs.
595 SW 13th Terrace                       Pompano Beach, FL               69,038             1998         40 yrs.
601 SW 13th Terrace                       Pompano Beach, FL               32,081             1998         40 yrs.
605 SW 16th Terrace                       Pompano Beach, FL               61,926             1998         40 yrs.
2440-2478 Metrocentre Boulevard           West Palm Beach, FL            107,205             1998         40 yrs.
951 Broken Sound Parkway                  Boca Raton, FL                 316,069             1998         40 yrs.
3400 Lakeside Drive                       Miramar, FL                    590,551             1998         40 yrs.
3450 Lakeside Drive                       Miramar, FL                    584,559             1998         40 yrs.
13650 NW 8th Street                       Sunrise, FL                     95,832             1998         40 yrs.
13630 NW 8th Street                       Sunrise, FL                    128,126             1998         40 yrs.
777 Yamato Road                           Boca Raton, FL                 629,763             1998         40 yrs.
1801 Clint Moore Boulevard                Boca Raton, FL                 186,801             1998         40 yrs.
6601-6625 W. 78th Street                  Bloomington, MN              1,122,802             1997         40 yrs.
2905 Northwest Boulevard                  Plymouth, MN                   368,023             1983         40 yrs.


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
2800 Campus Drive                         Plymouth, MN                   250,729             1985         40 yrs.
2955 Xenium Lane                          Plymouth, MN                   114,809             1985         40 yrs.
9401-9443 Science Center Drive            New Hope, MN                   285,337             1989         40 yrs.
6321-6325 Bury Drive                      Eden Prairie, MN               290,224             1988         40 yrs.
7115-7173 Shady Oak Road                  Eden Prairie, MN               304,088             1984         40 yrs.
7660-7716 Golden Triangle Drive           Eden Prairie, MN               514,060             1988         40 yrs.
7400 Flying Cloud Drive                   Eden Prairie, MN               122,372             1987         40 yrs.
10301-10305 West 70th Street              Eden Prairie, MN                78,966             1984         40 yrs.
10321 West 70th Street                    Eden Prairie, MN                91,855             1984         40 yrs.
10333 West 70th Street                    Eden Prairie, MN                70,243             1984         40 yrs.
10349-10357 West 70th Street              Eden Prairie, MN               187,786             1985         40 yrs.
10365-10375 West 70th Street              Eden Prairie, MN               185,255             1985         40 yrs.
10393-10394 West 70th Street              Eden Prairie, MN               182,167             1985         40 yrs.
7078 Shady Oak Road                       Eden Prairie, MN               213,262             1985         40 yrs.
10400 Viking Drive                        Eden Prairie, MN               657,979             1997         40 yrs.
5600 & 5610 Rowland Road                  Minnetonka, MN                 478,459             1988         40 yrs.
2920 Northwest Boulevard                  Plymouth, MN                   262,656             1997         40 yrs.
5400-5500 Feltl Road                      Minnetonka, MN                 385,895             1998         40 yrs.
10300 Bren Road                           Minnetonka, MN                 194,491             1998         40 yrs.
14630-14650 28th Avenue North             Plymouth, MN$                   84,308             1998         40 yrs.
7695-7699 Anagram Drive                   Eden Prairie, MN               136,407             1998         40 yrs.
7550 Meridian Circle                      Maple Grove, MN                115,262             1998         40 yrs.
2800 Northwest Boulevard                  Plymouth, MN                   434,034             1998         40 yrs.
3255 Neil Armstrong Boulevard             Eagan, MN                       84,424             1998         40 yrs.
4801 West 81st Street                     Bloomington, MN                113,150             1998         40 yrs.
8100 Cedar Avenue                         Bloomington, MN                138,554             1998         40 yrs.
9600 54th Avenue                          Plymouth, MN                   123,489             1998         40 yrs.
7800 Equitable Drive                      Eden Prairie, MN               121,871             1998         40 yrs.
7905 Fuller Road                          Eden Prairie, MN               116,493             1998         40 yrs.
9023 Columbine Road                       Eden Prairie, MN                33,619             1998         40 yrs.
6161 Green Valley Drive                   Bloomington, MN                 25,227             1999         40 yrs.
4700 Nathan Lane North                    Minneapolis, MN                 54,109             1999         40 yrs.
26911-26957 Northwestern Hwy.             Southfield, MI               5,036,421             1985         40 yrs.
1650 Research Drive                       Troy, MI                       454,637             1985         40 yrs.
1775 Research Drive                       Troy, MI                       177,203             1985         40 yrs.
1875 Research Drive                       Troy, MI                       177,754             1986         40 yrs.
1850 Research Drive                       Troy, MI                       491,964             1986         40 yrs.
1965 Research Drive                       Troy, MI                       229,489             1987         40 yrs.
1960 Research Drive                       Troy, MI                       228,420             1987         40 yrs.
27260 Haggerty Road                       Farmington Hills, MI           267,372             1983         40 yrs.
27200 Haggerty Road                       Farmington Hills, MI           216,265             1983         40 yrs.
27280 Haggerty Road                       Farmington Hills, MI           250,450             1983         40 yrs.
27220 Haggerty Road                       Farmington Hills, MI           114,018             1985         40 yrs.
27240 Haggerty Road                       Farmington Hills, MI            96,151             1985         40 yrs.
27300 Haggerty Road                       Farmington Hills, MI           224,447             1985         40 yrs.
1101 Allen Drive                          Troy, MI                        50,824             1974         40 yrs.
1151 Allen Drive                          Troy, MI                        88,465             1974         40 yrs.
1300 Rankin Street                        Troy, MI                        69,490             1979         40 yrs.
1350 Rankin Street                        Troy, MI                        58,021             1979         40 yrs.
1376-1400 Rankin Street                   Troy, MI                        71,350             1979         40 yrs.
1352-1374 Rankin Street                   Troy, MI                        79,374             1979         40 yrs.
1324-1346 Rankin Street                   Troy, MI                        68,893             1979         40 yrs.
1301-1307 Rankin Street                   Troy, MI                        62,610             1978         40 yrs.
1409 Allen Drive                          Troy, MI                        81,682             1978         40 yrs.
1304 E Maple Road                         Troy, MI                       117,970             1971         40 yrs.
1334 Maplelawn Road                       Troy, MI                        63,459             1983         40 yrs.
1290 Maplelawn Road                       Troy, MI                        45,766             1984         40 yrs.
1070 Maplelawn Road                       Troy, MI                        36,615             1982         40 yrs.
950 Maplelawn Road                        Troy, MI                       128,961             1982         40 yrs.
894 Maplelawn Road                        Troy, MI                        92,956             1986         40 yrs.
1179 Maplelawn Road                       Troy, MI                        46,877             1984         40 yrs.
1940 Norwood Drive                        Troy, MI                        44,635             1983         40 yrs.
1311-1331 Maplelawn Road                  Troy, MI                        64,229             1986         40 yrs.
2354 Bellingham Street                    Troy, MI                        45,134             1990         40 yrs.
2360 Bellingham Street                    Troy, MI                        45,712             1985         40 yrs.
1911 Ring Drive                           Troy, MI                        45,396             1986         40 yrs.
26442-26450 Haggerty Road                 Farmington Hills, MI           121,778             1988         40 yrs.
26500 Haggerty Road                       Farmington Hills, MI           161,280             1986         40 yrs.
26650 Haggerty Road                       Farmington Hills, MI            88,883             1988         40 yrs.
26700 Haggerty Road                       Farmington Hills, MI           129,746             1986         40 yrs.
26750 Haggerty Road                       Farmington Hills, MI           152,570             1988         40 yrs.
26800 Haggerty Road                       Farmington Hills, MI            90,035             1986         40 yrs.
26842-26850 Haggerty Road                 Farmington Hills, MI           122,664             1988         40 yrs.
26600 Haggerty Road                       Farmington Hills, MI            35,835             1997         40 yrs.
50 West Big Bear Road                     Troy, MI                     1,021,177             1998         40 yrs.
100 West Big Bear Road                    Troy, MI                       969,803             1998         40 yrs.
245 Executive Drive                       Brookfield, WI                 242,554             1998         40 yrs.
8301 West Parkland Court                  Milwaukee, WI                  151,731             1998         40 yrs.
32991 Hamilton Court                      Farmington Hills, MI            84,423             1998         40 yrs.
7800 N. 113th Street                      Milwaukee, WI                  257,888             1998         40 yrs.
2475-2479 Elliot Avenue                   Troy, MI                        18,318             1998         40 yrs.
32661 Edward Avenue                       Madison Heights, MI             82,649             1998         40 yrs.
32701 Edward Avenue                       Madison Heights, MI             48,417             1998         40 yrs.
32751 Edward Avenue                       Madison Heights, MI             40,629             1998         40 yrs.
32853 Edward Avenue                       Madison Heights, MI             34,560             1998         40 yrs.
555 East Mandoline Avenue                 Madison Heights, MI             28,375             1998         40 yrs.
599 East Mandoline Avenue                 Madison Heights, MI             29,126             1998         40 yrs.
749 East Mandoline Avenue                 Madison Heights, MI             25,101             1998         40 yrs.
750 East Mandoline Avenue                 Madison Heights, MI             26,273             1998         40 yrs.
900 East Mandoline Avenue                 Madison Heights, MI             27,361             1998         40 yrs.
949 East Mandoline Avenue                 Madison Heights, MI             27,590             1998         40 yrs.


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
32090 John Road                           Madison Heights, MI             14,332             1998         40 yrs.
31601 Research Park Drive                 Madison Heights, MI             66,700             1998         40 yrs.
31651 Research Park Drive                 Madison Heights, MI             39,044             1998         40 yrs.
31700 Research Park Drive                 Madison Heights, MI             64,724             1998         40 yrs.
31701 Research Park Drive                 Madison Heights, MI             39,050             1998         40 yrs.
31751 Research Park Drive                 Madison Heights, MI             46,108             1998         40 yrs.
31800 Research Park Drive                 Madison Heights, MI             56,773             1998         40 yrs.
800 Tech Row                              Madison Heights, MI            105,911             1998         40 yrs.
900 Tech Row                              Madison Heights, MI             31,346             1998         40 yrs.
1000 Tech Row                             Madison Heights, MI             93,826             1998         40 yrs.
31771 Sherman Avenue                      Madison Heights, MI             22,866             1998         40 yrs.
31791 Sherman Avenue                      Madison Heights, MI             23,033             1998         40 yrs.
31811 Sherman Avenue                      Madison Heights, MI             41,792             1998         40 yrs.
31831 Sherman Avenue                      Madison Heights, MI             31,905             1998         40 yrs.
31900 Sherman Avenue                      Madison Heights, MI             63,948             1998         40 yrs.
800 East Whitcomb Avenue                  Madison Heights, MI             45,877             1998         40 yrs.
950 East Whitcomb Avenue                  Madison Heights, MI             76,650             1998         40 yrs.
1000 East Whitcomb Avenue                 Madison Heights, MI             37,456             1998         40 yrs.
1201 East Whitcomb Avenue                 Madison Heights, MI             47,181             1998         40 yrs.
1210 East Whitcomb Avenue                 Madison Heights, MI             11,669             1998         40 yrs.
1260 Kempar Avenue                        Madison Heights, MI             16,178             1998         40 yrs.
1280 Kempar Avenue                        Madison Heights, MI             20,153             1998         40 yrs.
22515 Heslip Drive                        Madison Heights, MI             12,046             1998         40 yrs.
8400 Lakeview Parkway                     Pleasant Prairie, WI           113,082             1998         40 yrs.
8401 Lakeview Parkway                     Pleasant Prairie, WI            94,135             1998         40 yrs.
9801 80th Avenue                          Pleasant Prairie, WI           264,861             1998         40 yrs.
11950 W. Lake Park Drive                  Milwaukee, WI                   59,941             1999         40 yrs.
11400 W. Lake Park Drive                  Milwaukee, WI                   62,846             1999         40 yrs.
11425 W. Lake Park Drive                  Milwaukee, WI                   60,225             1999         40 yrs.
11301 W. Lake Park Drive                  Milwaukee, WI                   66,879             1999         40 yrs.
11900 W. Lake Park Drive                  Milwaukee, WI                  106,380             1999         40 yrs.
16620-16650 W. Bluemound Road             Brookfield, WI                  26,812             1999         40 yrs.
1600-1630 E. Big Beaver Road              Troy, MI                        12,363             1999         40 yrs.
10 Kings Hill Ave                         West Malling, UK               256,942             1997         40 yrs.
18 Kings Hill Avenue                      West Malling, UK               112,698             1997         40 yrs.
2 Kings Hill Avenue                       West Malling, UK               530,684             1996         40 yrs.
25 Kings Hill Avenue                      West Malling, UK               850,637             1996         40 yrs.
30 Tower View                             West Malling, UK                80,453             1997         40 yrs.
35 Kings Hill Ave                         West Malling, UK                96,780             1997         40 yrs.
39 Kings Hill Avenue                      West Malling, UK                38,229             1997         40 yrs.
50 Gibson Drive                           West Malling, UK               853,551             1996         40 yrs.
50 Kings Hill Avenue                      West Malling, UK             1,176,145             1996         40 yrs.
                                                                    ------------
Subtotal Operating Real Estate                                      $270,174,031
                                                                    ============

DEVELOPMENT IN PROGRESS
Walnut Grove Land                         Horsham, PA               $          -             1996             N/A
PNC Bank - Phase II Construction          Philadelphia, PA                     -             1998             N/A
2201 Renaissance Blvd                     King of Prussia, PA                  -             1999             N/A
2540 Renaissance Blvd                     King of Prussia, PA                  -             1999             N/A
2560 Renaissance Blvd                     King of Prussia, PA                  -             1999             N/A
Keystone Industrial Park Bldg 1           Bristol, PA                          -             1999             N/A
651 Bridgestone Drive                     Allentown, PA                        -             1999             N/A
10800 Nuckols Road                        Glen Allen, VA                       -             1999             N/A
3955 Faber Place                          Charleston, SC                       -             1998             N/A
4135 Mendenall Oaks Parkway               High Point, NC                       -             1999             N/A
3825 Faber Place N                        Charleston, SC                       -             1999             N/A
Butler Plaza                              Jacksonville, FL                     -             1998             N/A
4905 Belfort Street                       Jacksonville, FL                     -             1999             N/A
7315 Salisbury Road                       Jacksonville, FL                     -             1999             N/A
4630 Woodland Corporate Blvd              Tampa, FL                            -             1998             N/A
Silo Bend 12                              Tampa, FL                            -             1998             N/A
9001-9015 Brittany Way                    Tampa, FL                            -             1999             N/A
Huntington Square Land                    Miramar, FL                          -             1998             N/A
Flying Cloud Building C                   Eden Prairie, MN                     -             1999             N/A
West Tech Park Land (Lot C)               Farmington Hills, MI                 -             1997             N/A
38100 Ecorse Road                         Romulus, MI                          -             1999             N/A
4 Abbey Wood Road                         West Malling, UK                     -             1998             N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $          -             1989             N/A
Renaissance Park Land                     King of Prussia, PA                  -             1998             N/A
Keystone Park Land                        Bristol, PA                          -             1999             N/A
Peco Lot @PBC                             Horsham, PA                          -             1999             N/A
11 Great Valley Parkway                   Malvern, PA                          -             1999             N/A
Commodore Business Park                    Logan Twp., NJ                      -             1995             N/A
Marlton Executive Park Land               Marlton, NJ                          -             1994             N/A
410 Center Square Land                    Logan Township, NJ                   -             1999             N/A
800 Arlington Blvd Expansion Land         Logan, NJ                            -             1999             N/A
1015 Briggs Road Land                     Mt Laurel, NJ                        -             1999             N/A
Lehigh Valley Corporate Center Land       Bethlehem, PA                        -             1987             N/A
LVCC Phase 2 Land                         Bethlehem, PA                        -             1998             N/A
LV West Land - Lot 5A                     Upper Macungie, PA                   -             1998             N/A
Park at Valleypointe Land                 Roanoke, VA                          -             1995             N/A
Fairgrounds Distribution Center Land      Richmond, VA                         -             1995             N/A
Rivers' Bend Land                         Chesterfield Cty, VA                 -             1995             N/A
Woodlands Center Land                     Sandston, VA                         -             1996             N/A


                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
LAND HELD FOR DEVELOPMENT - CONTINUED
501 Liberty Way                           Chesterfield City, VA                -             1996             N/A
601 Hewlett Packard Way (HP3)             Chesterfield City, VA                -             1997             N/A
6000-98 Eastport Blvd                     Richmond, VA                         -             1997             N/A
Eastport VIII                             Richmond, VA                         -             1997             N/A
Eastport IX                               Richmond, VA                         -             1997             N/A
Westmoreland Land                         Virginia Beach, VA                   -             1998             N/A
Central Green Land                        Houston, TX                          -             1998             N/A
Westmoreland III Land                     Virginia Beach, VA                   -             1998             N/A
Mendenhall Land                           High Point, NC                       -             1995             N/A
Independence Pointe Land                  Greenville, SC                       -             1997             N/A
Executive Park at Faber Place Land        Charleston, SC                       -             1998             N/A
Southchase Business Park Land             Greenville, SC                       -             1998             N/A
Woodfield Land                            Greenville, SC                       -             1998             N/A
Eagle Hill Business Park Land             High Point, NC                       -             1999             N/A
Southpoint Business Park Land             Jacksonville, FL                     -             1994             N/A
Liberty Business Park Land                Jacksonville, FL                     -             1995             N/A
7024 AC Skinner Parkway                   Jacksonville, FL                     -             1995             N/A
Silo Bend Land (LPDC)                     Tampa, FL                            -             1996             N/A
Exchange Place Land                       Orlando, FL                          -             1997             N/A
Belfort Road                              Jacksonville, FL                     -             1998             N/A
Butler Plaza Land                         Jacksonville, FL                     -             1998             N/A
Salisbury Road Land                       Jacksonville, FL                     -             1998             N/A
South Center Land (LPLP)                  Orlando, FL                          -             1999             N/A
South Center Land (LPDC)                  Orlando, FL                          -             1999             N/A
4508 Woodland Corporate Blvd              Tampa, FL                            -             1999             N/A
Woodland Corporate Center Land            Tampa, FL                            -             1998             N/A
Pompano Business Park Land - Parcel 2     Boca Raton, FL                       -             1998             N/A
Pompano Business Park Land - Parcel 3     Boca Raton, FL                       -             1998             N/A
Boca Colannade Land - Yamato Road         Boca Raton, FL                       -             1998             N/A
Klodt Land                                Eden Prairie, MN                     -             1998             N/A
Flying Cloud Land                         Eden Prairie, MN                     -             1998             N/A
Romulus Land                              Romulus, MI                          -             1998             N/A
Victor Corporate Land                     Livonia, MI                          -             1999             N/A
Big Veaver Airport Land                   Troy, MI                             -             1999             N/A
Lakeview Corporate Park Land              Pleasant Prairie, WI                 -             1999             N/A
Park Place South Land                     Milwaukee, WI                        -             1999             N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ============
Total All Properties                                                $270,174,031
                                                                    ============

                                                           SCHEDULE III

                     LIBERTY PROPERTY TRUST
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                       1999        1998        1997
                                    ---------   ----------  ----------

REAL ESTATE:
 Balance at beginning of year       $3,028,142  $2,106,028  $1,180,385
   Additions                           339,738     944,794     968,567
   Disposition of property            (113,129)    (22,680)    (42,924)
                                    ----------  ----------  ----------
 Balance at end of year             $3,254,751  $3,028,142  $2,106,028
                                    ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year       $  209,023  $  149,311  $  119,151
   Depreciation expense                 74,765      61,679      35,981
   Disposition of property             (13,614)     (1,967)     (5,821)
                                    ----------  ----------  ----------

 Balance at end of year             $  270,174  $  209,023  $  149,311
                                    ==========  ==========  ==========

REPORT OF INDEPENDENT AUDITORS



To The Partners
Liberty Property Limited Partnership



We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership ("the Operating Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the
United States.   Also, in our opinion, the related financial statement
schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 8, 2000

 CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                             (IN THOUSANDS)

                                                      DECEMBER 31,
                                               -------------------------
                                                  1999           1998
                                               ----------    -----------
ASSETS
Real estate:
 Land and land improvements                    $  411,678    $  366,853
 Buildings and improvements                     2,593,002     2,378,272
 Less accumulated depreciation                   (270,174)     (209,023)
                                               ----------    ----------
Operating real estate                           2,734,506     2,536,102

 Development in progress                          138,870       207,563
 Land held for development                        111,201        75,454
                                               ----------    ----------
Net real estate                                 2,984,577     2,819,119

Cash and cash equivalents                           9,064        14,391
Accounts receivable                                13,388        13,428
Deferred financing and leasing costs,
 net of accumulated amortization
 (1999, $58,033; 1998, $49,390)                    46,941        39,475
Prepaid expenses and other assets                  64,163        44,995
                                               ----------    ----------
Total assets                                   $3,118,133    $2,931,408
                                               ==========    ==========
LIABILITIES
Mortgage loans                                 $  374,825    $  413,224
Unsecured notes                                   985,000       645,000
Credit facility                                    47,000       264,000
Convertible debentures                             84,413       101,619
Accounts payable                                   15,599        18,253
Accrued interest                                   22,422        18,263
Distribution payable                               39,198        33,734
Other liabilities                                  67,558        69,025
                                               ----------    ----------
Total liabilities                               1,636,015     1,563,118

OWNERS' EQUITY
General partner's equity - preferred units        120,814       120,814
                         - common units         1,173,793     1,146,222
Limited partners' equity                          187,511       101,254
                                               ----------    ----------
Total owners' equity                            1,482,118     1,368,290
                                               ----------    ----------
Total liabilities and owners' equity           $3,118,133    $2,931,408
                                               ==========    ==========
See accompanying notes.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                           1999           1998           1997
                                       ------------   ------------   ------------
REVENUE
Rental                                 $  342,931     $  281,732     $   169,859
Operating expense reimbursement           123,591        101,248          55,502
Interest and other                          5,976          5,398           4,638
                                       ------------   -----------    -----------
Total revenue                             472,498        388,378         229,999

OPERATING EXPENSES
Rental property                            87,415         74,007          43,118
Real estate taxes                          42,024         34,338          17,961
Interest expense                           99,663         78,617          51,067
General and administrative                 16,127         15,522          10,650
Depreciation and amortization              84,464         67,932          40,752
                                       ------------   -----------    -----------

Total operating expenses                  329,693        270,416         163,548
                                       ------------   -----------    -----------

Income before property dispositions
 and extraordinary item                   142,805        117,962          66,451
Gain (loss) on property dispositions       13,188         (1,285)          2,518
                                       ------------   -----------    -----------
Income before extraordinary item          155,993        116,677          68,969
                                       ------------   -----------    -----------
Extraordinary item-loss on
 extinguishment of debt                     1,145              -           2,919
                                       ------------   -----------    -----------

Net income                             $  154,848     $  116,677     $    66,050
                                       ============   ===========    ===========
Net income allocated to general
 partner                               $  141,324     $  108,615     $    60,444
                                       ============   ===========    ===========
Net income allocated to limited
 partners                              $   13,524     $    8,062     $     5,606
                                       ============   ===========    ===========

See accompanying notes.

               CONSOLIDATED STATEMENTS OF OWNERS' EQUITY OF
                       LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   (IN THOUSANDS)

                                                GENERAL      LIMITED
                                                PARTNER'S    PARTNERS'    TOTAL OWNERS'
                                                 EQUITY       EQUITY         EQUITY
                                               ----------   ----------    -------------
Owners' equity at January 1, 1997              $  375,532   $    41,495   $   417,027

Contributions from partners                       597,395        15,982       613,377
Distributions to partners                         (77,776)       (7,197)      (84,973)
Issuance of Operating Partnership Units                 -        28,792        28,792
Net income                                         60,444         5,606        66,050
                                               ----------   -----------   ------------

Balance at December 31, 1997                      955,595        84,678     1,040,273

Contributions from partners                       322,150       (10,141)      312,009
Distributions to partners                        (119,324)       (9,039)     (128,363)
Issuance of Operating Partnership Units                 -        27,694        27,694
Net income                                        108,615         8,062       116,677
                                               ----------   -----------   ------------

Balance at December 31, 1998                    1,267,036       101,254     1,368,290


Contributions from partners                        26,566        (6,965)       19,601
Distributions to partners                        (140,319)      (13,357)     (153,676)
Issuance of Operating Partnership Units                 -        93,055        93,055
Net income                                        141,324        13,524       154,848
                                               ----------   -----------   ------------

Balance at December 31, 1999                   $1,294,607   $   187,511   $ 1,482,118
                                               ==========   ===========   ============

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   1999          1998          1997
                                               ------------  ------------  ------------
OPERATING ACTIVITIES
Net income                                      $  154,848    $  116,677   $    66,050
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     84,464        67,932        40,752
  Amortization of deferred financing costs           4,951         4,462         7,367
  (Gain) loss on sale                              (13,188)        1,285        (2,518)
  Noncash compensation                               1,990         1,506         1,225
  Changes in operating assets
   and liabilities:
     Accounts receivable                                40        (7,390)          917
     Prepaid expenses and other assets             (20,722)       (3,266)       (2,145)
     Accounts payable                               (2,654)        4,188         7,823
     Accrued interest                                4,159         7,303         3,549
     Other liabilities                              (1,467)       26,526        13,576
                                               ------------  ------------  ------------
Net cash provided by operating activities          212,421       219,223       136,596
                                               ------------  ------------  ------------

INVESTING ACTIVITIES
Investment in properties                           (71,552)     (521,221)     (648,845)
Proceeds from disposition of properties            114,137        20,752        36,732
Investment in development in progress             (201,967)     (277,722)     (206,593)
Increase in land held for development              (63,836)      (45,201)      (37,214)
Increase in deferred leasing costs                 (15,560)      (16,150)       (8,642)
                                               ------------  ------------  ------------

Net cash used in investing activities             (238,778)     (839,542)     (864,562)
                                               ------------  ------------  ------------

FINANCING ACTIVITIES
Retirement of convertible debentures                (6,645)            -             -
Proceeds from issuance of unsecured notes          385,000       295,000       350,000
Repayment of unsecured notes                       (45,000)            -             -
Proceeds from mortgage loans                             -             -       124,815
Repayments of mortgage loans                       (42,217)      (23,954)      (50,340)
Proceeds from lines of credit                      162,024       633,000       776,017
Repayments on lines of credit                     (379,024)     (504,000)     (907,709)
Increase in deferred financing costs                (5,220)         (733)      (10,941)
Capital contributions                              100,322       300,873       554,886
Distributions to partners                         (148,210)     (120,555)      (73,295)
                                               ------------  ------------  ------------
Net cash provided by financing activities           21,030       579,631       763,433
                                               ------------  ------------  ------------
Increase (decrease) in cash and
 cash equivalents                                   (5,327)      (40,688)       35,467

Cash and cash equivalents at
 beginning of year                                  14,391        55,079        19,612
                                               ------------  ------------  ------------

Cash and cash equivalents at end of year        $    9,064    $   14,391   $    55,079
                                               ============  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                    $   18,527    $    2,958   $     7,892
Acquisition of properties                           (3,818)     (101,281)      (77,105)
Assumption of mortgage loans                         3,818        73,587        48,313
Issuance of operating partnership units                  -        27,694        28,792
Conversion of convertible debentures                10,344         9,630        57,266
                                               ============  ============  ============

See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
                LIBERTY PROPERTY LIMITED PARTNERSHIP

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.2% at December 31, 1999.
The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Operating Partnership and the Operating Partnership's consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Reclassifications

Certain amounts from prior periods have been restated to conform to current-year presentation.

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value if impaired and are depreciated using the straight-line method over their estimated useful lives. The estimated lives are as follows:

        Buildings and improvements             40 years
        Equipment                              10 years
        Tenant improvements                    Term of the related lease

Expenditures directly related to development, acquisition, or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 1999 and 1998, none of the Company's assets was considered impaired.

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

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 1999 and 1998, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                   LAND        BUILDINGS
                                 AND LAND         AND                    ACCUMULATED
                               IMPROVEMENTS   IMPROVEMENTS     TOTAL     DEPRECIATION
                               ------------   ------------  -----------  ------------
1999:
Industrial properties            $ 216,811    $1,264,973    $1,481,784    $ 137,585
Office properties                  194,867     1,328,029     1,522,896      132,589
                               ------------   -----------   -----------  ------------
1999 Total                       $ 411,678    $2,593,002    $3,004,680    $ 270,174
                               ============   ===========   ===========  ============
1998:
Industrial properties            $ 207,067    $1,243,194    $1,450,261    $ 112,166
Office properties                  159,786     1,135,078     1,294,864       96,857
                                -----------   -----------   -----------  ------------
1998 Total                       $ 366,853    $2,378,272    $2,745,125    $ 209,023
                                ===========   ===========   ===========  ============

Depreciation expense was $74.8 million in 1999, $61.7 million in 1998, and $36.0 million in 1997.

As of December 31, 1999, the Company has commenced development on 22 properties, which upon completion are expected to comprise approximately
2.2 million square feet of leasable space. As of December 31, 1999 approximately $138.9 million has been expended for the development of these projects and an additional $59.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1999, 1998, and 1997, the fees for these services were $600,000 per year. The Company had accounts and loan receivable from Rouse Kent Limited with balances of $5.1 million and $6.5 million as of December 31, 1999 and 1998, respectively.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the credit facility, and convertible debentures. The weighted average interest rates as of December 31, 1999, 1998, and 1997, were approximately 7.3%, 7.2%, and 7.5%, respectively. Interest expense for the years ended December 31, 1999, 1998, and 1997, aggregated $99.7 million, $78.6 million, and $51.1 million, respectively. Interest costs during these periods of $15.3 million, $16.3 million, and $11.8 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 1999, 1998, and 1997, was $105.8 million, $83.2 million, and $54.9 million, respectively.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2000 to 2013 are collateralized by and in some instances cross-collateralized by properties with a book value of $548.5 million.

As of December 31, 1999, $374.8 million in mortgage loans and $985.0 million in unsecured notes were outstanding. The interest rates on $1,263.5 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $6.3 million of mortgage loans float with a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 7.6 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands):

                   MORTGAGES
          -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES    NOTES(1)        TOTAL      INTEREST RATE
           ------------   ----------    ---------    -----------   -------------
2000        $  9,489       $  5,654      $      -     $    15,143        7.9%
2001           9,246         20,122        90,000         119,368        7.3%
2002           8,147              -       100,000         108,147        6.7%
2003           8,127         26,606        50,000          84,733        7.3%
2004           8,206         15,904       100,000         124,110        7.0%
2005           7,173        115,051             -         122,224        7.6%
2006           5,091         30,079       100,000         135,170        7.2%
2007           4,640              -       100,000         104,640        7.3%
2008           4,331         28,835             -          33,166        7.2%
2009           2,218         42,069       270,000         314,287        7.8%
2010           1,426              -             -           1,426        7.7%
2011           1,168          3,303             -           4,471        7.7%
2012             266         17,674             -          17,940        7.7%
2013              -              -         75,000          75,000        6.4%
2018              -              -        100,000         100,000        7.5%
             --------      --------     ---------      ----------       -----
             $69,528       $305,297      $985,000      $1,359,825        7.3%
             ========      ========     =========      ==========       =====

(1) The $75,000 of unsecured notes due 2013 is putable 2003.

Credit Facility

The credit facility is a $325 million unsecured credit facility (the "Credit Facility") which replaced two existing secured lines of credit aggregating $350 million in May 1997. This resulted in the recognition of an extraordinary loss in 1997 of $2.9 million. This loss represented the write-off of related deferred financing costs. The interest rate on borrowings under the Credit Facility fluctuates, based on the Company's leverage levels and senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's, respectively. At these ratings, the current interest rate on the Credit Facility is 110 basis points over the LIBOR (7.43% at December 31, 1999). The rate for the Credit Facility at December 31, 1998 was 6.67%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on May 20, 2000. The Company is in the process of negotiating a new credit facility.

On January 15, 1999, the Company closed a $135 million, two-year unsecured term loan. The interest rate for the loan is 135 basis points over LIBOR.

Convertible Debentures

The Convertible Debentures are due on June 23, 2001 and are exchangeable for common shares of beneficial interest of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments. The initial interest rate on the Convertible Debentures was 8.0% and increases with increases in the distribution payment on the Company's Common Shares. At the current $.52 per Common Share per quarter distribution payment rate, the effective interest rate on the Convertible Debentures is 10.4%. At December 31, 1998, the effective interest rate on the Convertible Debentures was 9.0%. In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares or Convertible Debentures. In 1999, the Company repurchased $6.6 million principal amount of its Convertible Debentures. The repurchase of the Convertible Debentures in 1999 resulted in the recognition of an extraordinary loss in 1999 of $1.1 million. This loss represented the redemption premium and the write-off of related deferred financing costs. At December 31, 1999 and 1998, the Convertible Debentures were convertible into 4,220,650 and 5,080,950 Common Shares, respectively.

The fair value of the Convertible Debentures at December 31, 1999 was $104.5 million based on the closing bid price of the Company's Common Shares on the New York Stock Exchange. The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1999, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

        2000                 $  333,739
        2001                    308,660
        2002                    252,204
        2003                    212,355
        2004                    170,339
        Thereafter              514,908
                             ----------
        TOTAL                $1,792,205
                             ==========

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

7.   PREFERRED UNITS

On August 11, 1997, the Company issued 5,000,000 Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). All of the Series A Preferred Units are held by the Trust. The Series A Preferred Units are non-voting and have a liquidation preference of $25.00 per unit and a preferential cash distribution rate of 8.8%. On or after July 30, 2002, the Series A Preferred Units may be redeemed for cash at the option of the Company.

On July 28, 1999, the Company issued 3,800,000 Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). All of the Series B Preferred Units are held by the Limited Partners. The Series B Preferred Units are non-voting and have a liquidation preference of $25.00 per unit and a preferential cash distribution rate of 9.25%. On or after July 28, 2004, the Series B Preferred Units may be redeemed for cash at the option of the Company. The Series B Preferred Units are exchangeable on a one-for-one basis at any time on or after July 28, 2009 into Series B Cumulative Redeemable Preferred Shares of the Trust.

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

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company's operations.

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  1999      1999       1999      1999       1998       1998      1998       1998
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $ 90,149  $ 87,064   $ 84,250  $ 81,468   $ 78,435  $  74,264  $ 68,018  $  61,015
                                ========  ========   ========  ========   ========  =========  ========  =========

Income before extraordinary
 item                             39,164    35,928     46,263    34,638     31,128     30,903    28,097     26,549
                                ========  ========   ========  ========   ========  =========  ========  =========
Extraordinary item-loss on
 extinguishment of debt            1,145         -          -         -          -          -         -          -
                                ========  ========   ========  ========   ========  =========  ========  =========

Net income                        38,019    35,928     46,263    34,638     31,128     30,903    28,097     26,549
                                ========  ========   ========  ========   ========  =========  ========  =========
Net income allocated to
 general partners                 33,551    32,093     43,252    32,428     29,028     28,811    26,036     24,740
                                ========  ========   ========  ========   ========  =========  ========  =========

10.   SEGMENT INFORMATION

The Company operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments:
Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

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

FOR THE YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate-
 related revenues        $121,060  $ 42,604  $ 44,346  $ 40,114  $ 37,810   $   40,979    $ 50,806  $ 88,803    $466,522
Rental property
 expenses and
 real estate taxes         33,688    12,811     9,588     8,368    11,341        9,968      17,166    26,509     129,439
                         --------  --------  --------  --------  --------     --------    --------  --------    --------
Property-level net
 operating income          87,372    29,793    34,758    31,746    26,469       31,011      33,640    62,294     337,083

Other income/
 expenses, net                                                                                                   194,278
                                                                                                                --------
Income before property
 dispositions and
 extraordinary item                                                                                              142,805

Gain on property
 dispositions                                                                                                     13,188

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                              1,145
                                                                                                                --------
Net income                                                                                                      $154,848
                                                                                                                ========
Net income allocated
 to general partner                                                                                             $141,324
                                                                                                                ========
Net income allocated
 to limited partners                                                                                            $ 13,524
                                                                                                                ========

FOR THE YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate-
 related revenues        $97,372   $40,383   $37,966   $35,233   $ 33,683      $36,373     $38,865    $63,105   $382,980

Rental property
 expenses and
 real estate taxes        28,103    11,435     7,803     8,002      9,599        8,982      14,879     19,542    108,345
                         --------  --------  --------  --------  ----------   --------    --------   --------   --------
Property-level net
 operating income         69,269    28,948    30,163    27,231     24,084       27,391      23,986     43,563    274,635

Other income/
 expenses, net                                                                                                   156,673
                                                                                                                --------
Income before property
 dispositions and
 extraordinary item                                                                                              117,962

Loss on property
 dispositions                                                                                                      1,285

Extraordinary item                                                                                                     -
                                                                                                                --------
Net income                                                                                                      $116,677
                                                                                                                ========
Net income allocated
 to general partner                                                                                             $108,615
                                                                                                                ========
Net income allocated
 to limited partners                                                                                            $  8,062
                                                                                                                ========

FOR THE YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $63,499   $27,366   $30,419   $22,639   $12,745      $24,088     $11,641    $32,964   $225,361

Rental property
 expenses and
 real estate taxes         18,940     8,844     6,613     4,069     2,911        5,807       4,223      9,672     61,079
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          44,559    18,522    23,806    18,570     9,834       18,281       7,418     23,292    164,282

Other income/
 expenses, net                                                                                                    97,831

Income before property
 dispositions and
 extraordinary item                                                                                               66,451

Gain on property
 dispositions                                                                                                      2,518

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                              2,919
                                                                                                                --------
Net income                                                                                                      $ 66,050
                                                                                                                ========
Net income allocated
 to general partner                                                                                             $ 60,444
                                                                                                                ========
Net income allocated
 to limited partners                                                                                            $  5,606
                                                                                                                ========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    1999        1998        1997
                                                                 ----------  ----------  -----------
Total real estate-related revenues for reportable segments       $ 466,522   $ 382,980   $  225,361
Interest and other                                                   5,976       5,398        4,638
                                                                 ----------  ----------  -----------

Total revenues                                                   $ 472,498   $ 388,378   $  229,999
                                                                 ==========  ==========  ===========


PRODUCT TYPE INFORMATION                                             REAL ESTATE-RELATED REVENUES
----------------------------------------------------------       -----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    1999        1998         1997
                                                                 ----------  ----------  -----------
Industrial                                                       $ 225,988  $  192,548   $  123,024
Office                                                             240,534     190,432      102,337
                                                                 ----------  ----------  -----------

Total real estate-related revenues                               $ 466,522  $  382,980   $  225,361
                                                                 ==========  ==========  ===========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
-----------------------------------------------------------------------------------------------------

                                SE        New     Lehigh                The
                             Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 1999 Operating
  Real Estate Assets         $603,888  $281,889  $250,228  $278,073  $250,455     $259,224    $318,498   $502,870   $2,745,125
Additions                     129,577    28,855    21,378    27,697    15,627       14,539      29,927     96,306      363,906
Dispositions                        -   (48,642)        -    (3,773)  (15,374)           -     (14,559)   (22,003)    (104,351)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1999 Operating
  Real Estate Assets         $733,465  $262,102  $271,606  $301,997  $250,708     $273,763    $333,866   $577,173   $3,004,680
                             ========  ========  ========  ========  ========     ========    ========   ========   ==========

Accumulated depreciation                                                                                              (270,174)
Development in progress                                                                                                138,870
Land held for development                                                                                              111,201
Other assets                                                                                                           133,556
                                                                                                                    ----------
Total assets December 31, 1999                                                                                      $3,118,133
                                                                                                                   ===========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT - CONTINUED
-----------------------------------------------------------------------------------------------------
                                SE        New     Lehigh                The
                             Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 1998 Operating
  Real Estate Assets         $527,759  $172,174  $193,765  $223,895  $148,412     $195,582    $172,332   $254,112   $1,888,031
Additions                      86,865   109,715    56,463    56,381   106,886       65,746     146,166    248,758      876,980
Dispositions                  (10,736)        -         -    (2,203)   (4,843)      (2,104)          -          -      (19,886)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1998 Operating
  Real Estate Assets         $603,888  $281,889  $250,228  $278,073  $250,455     $259,224    $318,498   $502,870   $2,745,125
                             ========  ========  ========  ========  ========     ========    ========   ========   ==========

Accumulated depreciation                                                                                              (209,023)
Development in progress                                                                                                207,563
Land held for development                                                                                               75,454
Other assets                                                                                                           112,289
                                                                                                                   -----------
Total assets December 31, 1998                                                                                      $2,931,408
                                                                                                                   ===========

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

12.   SUBSEQUENT EVENTS

      In January 2000, under the Company's share repurchase plan, the Company repurchased $3.8 million principal amount of its convertible debentures. The repurchase of the convertible debentures will result in the recognition of an extraordinary loss of $911,000. This loss represents the redemption premium and write-off of related deferred financing costs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999


                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                 Malvern, PA          $          -   $    724,058 $            -  $   4,946,510
420 Lapp Road                           Malvern, PA                     *      1,054,418              -      6,291,603
747 Dresher Road                        Horsham, PA                     -      1,607,238              -      3,948,168
45-67 Great Valley Parkway              Malvern, PA                     *        795,143              -      2,930,842
1180 Church Road                        Lansdale, PA                    -      2,357,045     10,041,340      6,803,029
40 Valley Stream Parkway                Malvern, PA                     *        322,918              -      2,185,822
50 Valley Stream Parkway                Malvern, PA                     -        323,971              -      2,349,039
20 Valley Stream Parkway                Malvern, PA                     *        465,539              -      5,131,116
800 Town Center Drive                   Langhorne, PA                   -      1,617,150              -      9,381,431
11, 15 Great Valley Parkway             Malvern, PA                     *      1,837,050              -     15,156,712
257-275 Great Valley Parkway            Malvern, PA                     *        504,611              -      4,445,843
300 Technology Drive                    Malvern, PA                     -        368,626              -      1,303,696
277-293 Great Valley Parkway            Malvern, PA                     -        530,729              -      1,951,447
311 Technology Drive                    Malvern, PA                     -        397,131              -      2,243,806
325 Technology Drive                    Malvern, PA                     *        376,444              -      1,851,241
7 Great Valley Parkway                  Malvern, PA                     *        176,435              -      4,415,557
55 Valley Stream Parkway                Malvern, PA                     -        215,005              -      3,407,379
65 Valley Stream Parkway                Malvern, PA                     *        381,544              -      5,189,962
508 Lapp Road                           Malvern, PA                     *        331,392              -      1,760,134
10 Valley Stream Parkway                Malvern, PA                     *        509,075              -      2,849,413
333 Phoenixville Pike                   Malvern, PA             2,052,761        523,530              -      3,083,945
30 Great Valley Parkway                 Malvern, PA                     -        128,126              -        355,565
75 Great Valley Parkway                 Malvern, PA                     -        143,074              -        418,889
27-43 Great Valley Parkway              Malvern, PA                     *        448,775              -      2,132,673
77-123 Great Valley Parkway             Malvern, PA                     *        887,664              -      4,715,793
260 Great Valley Parkway                Malvern, PA                     *        203,916              -        849,153
256 Great Valley Parkway                Malvern, PA                     *        161,098              -      1,888,761
205 Great Valley Parkway                Malvern, PA                     *      1,368,259              -      9,630,674
12,14,16 Great Valley Parkway           Malvern, PA                     -        130,689              -      1,202,040
155 Great Valley Parkway                Malvern, PA                     *        625,147              -      2,258,481
333 Technology Drive                    Malvern, PA                     *        157,249              -      2,310,848
510 Lapp Road                           Malvern, PA                     *        356,950              -        865,960
181 Wheeler Court                       Langhorne, PA                   -        260,000      1,940,000        157,612
1100 Wheeler Way                        Langhorne, PA                   -        150,000      1,100,000         90,717
60 Morehall Road                        Malvern, PA                     -        865,424      9,285,000      4,724,203
905 Airport Road                        West Chester, PA                -      1,715,000      5,185,000        206,967
16 Cabot Boulevard                      Langhorne, PA                   *        648,889      5,851,112        115,836
1 Country View Road                     Malvern, PA                     -        400,000      3,600,000        469,038
2151 Cabot Boulevard                    Langhorne, PA                   *        384,100      3,456,900        263,500
170 South Warner Road                   King of Prussia, PA             -        547,800      3,137,400      2,453,350
190 South Warner Road                   King of Prussia, PA             -        552,200      3,162,600      1,592,419
507 Prudential Road                     Horsham, PA                     *        644,900      5,804,100        216,039
100 Witmer Road                         Horsham, PA             9,057,124      3,102,784              -     12,112,180
3100 Horizon Drive                      King of Prussia, PA             -        601,956              -      2,007,248
3300 Horizon Drive                      King of Prussia, PA             -        566,403              -      3,265,294
3500 Horizon Drive                      King of Prussia, PA             -      1,204,839              -      2,531,137
200 Chesterfield Parkway                Malvern, PA                     -        495,893      2,739,093        122,186
767 Electronic Drive                    Horsham, PA                     -      1,229,685              -      2,746,136
132 Welsh Road                          Horsham, PA                     -      1,333,642              -      3,765,225
5 Country View Road                     Malvern, PA                     *        785,168      4,678,632        184,612
3200 Horizon Drive                      King of Prussia, PA             -        928,637              -      4,296,060
3000 Horizon Drive                      King of Prussia, PA             -      1,191,449              -      1,847,672
111-195 Witmer Road                     Horsham, PA                     -        407,005      3,129,058       (114,870)
300 Welsh Road                          Horsham, PA                     -        180,459      1,441,473        118,087
400 Welsh Road                          Horsham, PA                     -        282,493      2,256,508        992,721
8801 Tinicum Boulevard                  Philadelphia, PA                -      2,474,031              -     24,337,970
440 East Swedesford Road                King of Prussia, PA             -        717,001      4,816,121      1,445,124
460 East Swedesford Road                King of Prussia, PA             -        705,317      4,737,487        525,930
50 Morehall Road                        Malvern, PA                     -        849,576              -     13,046,717
2 Walnut Grove Drive                    Horsham, PA                     -      1,281,870      7,767,374        796,583
200 Gibraltar Road                      Horsham, PA                     -        638,513      5,811,323        676,216
220 Gibraltar Road                      Horsham, PA                     -        629,944      5,733,228         45,166
240 Gibraltar Road                      Horsham, PA                     -        629,944      5,733,234         29,724
151 S. Warner Road                      King of Prussia, PA             -      1,218,086      6,937,866        149,493
1 Walnut Grove Drive                    Horsham, PA                     -      1,058,901      5,343,606      1,044,720
3604 Horizon Drive                      King of Prussia, PA             -        397,178              -      1,576,394
3606 Horizon Drive                      King of Prussia, PA             -        789,409              -      1,940,816
650 Swedesford Road                     King of Prussia, PA             -        952,911      6,722,830      7,548,133
680 Swedesford Road                     King of Prussia, PA             -        952,361      6,722,830      7,248,516
761 Fifth Avenue                        King of Prussia, PA             -        256,463      2,061,468        364,716
771 Fifth Avenue                        King of Prussia, PA             -        152,456      1,256,908        208,586
1 Great Valley Parkway                  Malvern, PA                     -        419,460      3,792,570        300,798
5 Great Valley Parkway                  Malvern, PA                     -        684,200      6,181,661        382,669
311 Sinclair Road                       Bristol, PA                     -        277,901      1,576,906         21,852
100 Cedar Hollow Road                   Malvern, PA                     -      1,436,814              -     16,031,572
3 Country View Road                     Malvern, PA                     -        814,278              -      4,861,093
425 Technology Drive                    Malvern, PA                     -        191,114              -      1,840,489
375 Technology Drive                    Malvern, PA                     -        191,114              -      1,765,099
45 Liberty Boulevard                    Malvern, PA                     -      4,380,221              -     15,028,264
100 Chesterfield Parkway                Malvern, PA                     -      1,320,625              -      6,675,049
181-187 Gibraltar Road                  Horsham, PA                     -        360,549      3,259,984        433,819
104 Rock Road                           Horsham, PA                     -        330,111      2,981,669         22,012
123-135 Rock Road                       Horsham, PA                     -        292,360      2,411,677        604,497
111-159 Gibraltar Road                  Horsham, PA                     -        489,032      4,126,151         84,809
161-175 Gibraltar Road                  Horsham, PA                     -        294,673      2,663,722        442,820
103-109 Gibraltar Road                  Horsham, PA                     -        270,906      2,448,500        574,562


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
261-283 Gibraltar Road                  Horsham, PA                     -        464,871      3,951,972         38,336
201-223 Witmer Road                     Horsham, PA                     -        270,282      2,441,276      1,436,397
231-237 Gibraltar Road                  Horsham, PA                     -        436,952      3,948,963        340,986
100 Gibraltar Road                      Horsham, PA                     -         38,729        349,811          8,621
101 Gibraltar Road                      Horsham, PA                     -        651,990      5,888,989        134,789
506 Prudential Road                     Horsham, PA                     -        208,140        895,470        617,165
113-123 Rock Road                       Horsham, PA                     -        351,072      3,171,001        121,951
101-111 Rock Road                       Horsham, PA                     -        350,561      3,166,389        190,426
120 Gibraltar Road                      Horsham, PA                     -        533,142      4,830,515         95,035
110 Gibraltar Road                      Horsham, PA                     -        673,041      5,776,369        173,275
100-107 Lakeside Drive                  Horsham, PA                     -        239,528      2,163,498        459,696
200-264 Lakeside Drive                  Horsham, PA                     -        502,705      4,540,597        431,824
300-309 Lakeside Drive                  Horsham, PA                     -        369,475      3,338,761        247,224
400-445 Lakeside Drive                  Horsham, PA                     -        543,628      4,910,226      1,124,268
104 Witmer Road                         Horsham, PA                     -      1,248,148              -      1,057,215
201 Gibraltar Road                      Horsham, PA                     -        380,127      3,433,433        560,191
3600 Horizon Drive                      King of Prussia, PA             -        236,432      1,856,252         20,631
3602 Horizon Drive                      King of Prussia, PA             -        217,734      1,759,489         95,453
3 Franklin Plaza                        Philadelphia, PA                -      2,483,144              -     32,236,382
400-500 Brandywine Parkway              West Chester, PA                -        845,846      6,809,025        327,020
600 Brandywine Parkway                  West Chester, PA                -        664,899      5,352,410        259,153
2700 Horizon Drive                      King of Prussia, PA             -        764,370              -      3,639,874
2900 Horizon Drive                      King of Prussia, PA             -        679,440              -      3,478,482
2500 Renaissance Boulevard              King of Prussia, PA             -        509,580              -      2,418,727
2300 Renaissance Boulevard              King of Prussia, PA             -        509,580              -      2,632,691
719 Dresher Road                        Horsham, PA                     -        493,426      2,812,067        196,058
2100 Renaissance Boulevard              King of Prussia, PA             -      1,110,111              -      9,306,511
4 Walnut Grove                          Horsham, PA                     -      2,515,115              -      7,324,042
2250 Hickory Road                       Plymouth Meeting, PA    6,290,000      1,015,851      9,175,555        505,175
3400 Horizon Drive                      King of Prussia, PA             -        776,496      3,139,068        455,002
One Ridgewood Place                     Downingtown, PA                 -        422,460      2,337,195          3,743
300 Welsh Road                          Horsham, PA                     -        696,061      3,339,991         53,690
600 Chesterfield Parkway                Malvern, PA                     -      2,013,750              -      8,152,145
700 Chesterfield Parkway                Malvern, PA                     -      2,013,750              -      8,165,941
6 Terry Drive                           Newtown, PA                     -        622,029      2,228,851         20,721
2520 Renaissance Boulevard              King of Prussia, PA             -      1,020,000              -      3,872,023
18 Great Valley Parkway                 Malvern, PA                     -        394,036      3,976,221         43,276
700 Dresher Road                        Horsham, PA                     -      2,551,777      3,020,638      2,525,948
14 Lee Boulevard                        Malvern, PA                     *        664,282              -      6,478,457
500 Chesterfield Parkway                Malvern, PA                     *        472,364              -      2,876,942
300-400 Chesterfield Parkway            Malvern, PA                     *        937,212              -      4,497,605
150 Mid-Atlantic Parkway                West Deptford, NJ               -         86,968        304,672        200,018
51 Haddonfield Road                     Cherry Hill, NJ                 -        251,443              -      9,458,288
57 Read's Way                           New Castle, DE                  -        253,119              -      2,980,795
1370 Imperial Way                       West Deptford, NJ               -        297,000      4,373,155         63,094
8 Stow Road                             Marlton, NJ                     -        172,600      1,704,436        113,946
10 Stow Road                            Marlton, NJ                     -        147,000      1,451,536         70,349
12 Stow Road                            Marlton, NJ                     -        103,300      1,021,036        208,886
14 Stow Road                            Marlton, NJ                     -         93,100        920,336        135,774
1300 Metropolitan Avenue                West Deptford, NJ               -        220,000      1,980,000         37,266
701A Route 73 South                     Marlton, NJ                     -        264,387      3,772,000      2,244,251
701C Route 73 South                     Marlton, NJ                     -         84,949      1,328,000        338,730
1008 Astoria Boulevard                  Cherry Hill, NJ                 -         27,120        424,880        367,505
1475 Imperial Way                       West Deptford, NJ               -         54,000        846,000        189,567
3000 Atrium Way                         Mt. Laurel, NJ                  *        500,000      4,500,000      3,123,020
750 Cardinal Drive                      Pureland, NJ                    -        230,000      2,070,000        862,971
11000, 15000, 17000 Commerce Pkwy.      Mt. Laurel, NJ                  -        455,100      4,394,900        524,336
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                  -        361,800      3,285,817        231,610
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                  -        289,700      2,512,683        397,179
400 Lippincott Drive                    Marlton, NJ                     -         69,402              -      3,352,065
406 Lippincott Drive                    Marlton, NJ                     -        321,455      1,539,871        788,230
234 High Hill Road                      Bridgeport, NJ                  *        249,472      1,477,515        335,497
100 Arlington Boulevard                 Bridgeport, NJ                  -          6,368              -      4,602,081
100 Berkeley Drive                      Swedesboro, NJ                  *        395,160      1,915,215        223,230
301 Lippincott Drive                    Marlton, NJ                     -      1,069,837      4,780,163        739,152
303 Lippincott Drive                    Marlton, NJ                     -      1,069,837      4,780,163        644,797
510-512 Sharptown Road                  Bridgeport, NJ                  *        125,410      1,072,683         44,115
901 Route 73                            Marlton, NJ                     -        334,411      2,733,314         99,141
1500 Route 73                           Marlton, NJ                     *        449,400      3,074,850        650,059
512 Sharptown Road                      Bridgeport, NJ                  *        180,468      1,543,617         49,193
201 Berkeley Drive                      Bridgeport, NJ                  -        270,880              -      4,083,929
404 Lippincott Drive                    Marlton, NJ                     -        131,896              -      1,650,044
104 Gaither Drive                       Mt. Laurel, NJ                  -        132,075      1,151,988        221,476
402 Lippincott Drive                    Marlton, NJ                     -        131,896              -      1,631,153
300 Commodore Drive                     Bridgeport, NJ                  -        417,695              -      5,284,742
3000 Lincoln Drive                      Mt. Laurel, NJ                  -        284,052      2,458,155      1,230,821
6000 Commerce Parkway                   Mt. Laurel, NJ                  -        234,151      2,022,683        131,744
7000 Commerce Parkway                   Mt. Laurel, NJ                  -        260,014      2,236,684        216,087
8000 Commerce Parkway                   Mt. Laurel, NJ                  -        234,814      1,995,098        103,255
9000 Commerce Parkway                   Mt. Laurel, NJ                  -        286,587      2,474,820         57,896
1000 Briggs Road                        Mt. Laurel, NJ                  -        288,577      2,546,537        267,865
1025 Briggs Road                        Mt. Laurel, NJ          1,959,429        430,990      3,714,828        216,464
1020 Briggs Road                        Mt. Laurel, NJ                  -        494,334              -      2,851,429
9 Stow Road                             Marlton, NJ                     -        652,642      1,765,065        251,551
2000 Crawford Place                     Mt. Laurel, NJ                  -        310,831      2,797,744      1,153,181
1351 Metropolitan Avenue                Thorofare, NJ                   -        189,465      1,728,789         26,638
650 Grove Road                          Thorofare, NJ                   -        267,214      2,438,323        220,068
400 Grove Road                          Thorofare, NJ                   -        145,009      1,323,085         78,239
5000 Dearborn Court                     Mt. Laurel, NJ                  -      1,057,763      4,191,827        121,279
515 Heron Drive                         Bridgeport, NJ          1,410,420        334,017      2,367,538         10,599


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
500 Sharptown Road                      Pureland, NJ            1,362,485        300,404      2,645,235         55,330
625 Heron Drive                         Bridgeport, NJ                  *        180,226        908,953          4,487
605 Heron Drive                         Bridgeport, NJ            605,897        265,381      1,046,866          8,935
510 Heron Drive                         Bridgeport, NJ          5,939,036        790,335      7,901,878        167,154
522 Pedricktown Road                    Bridgeport, NJ                  *        176,309      1,360,293         17,514
530 Pedricktown Road                    Bridgeport, NJ                  *        350,813      1,901,471         30,953
540 Pedricktown Road                    Bridgeport, NJ          3,136,360        531,280      4,532,010         40,471
230 High Hill Road                      Bridgeport, NJ          5,768,353      1,418,000      8,860,843          7,883
3 Mallard Court                         Bridgeport, NJ                  *        417,893      2,447,865          7,900
730 Cardinal Drive                      Bridgeport, NJ                  *        576,598      1,780,345         38,160
405 Heron Drive                         Bridgeport, NJ         10,423,954      2,167,471     18,120,223        711,167
100 Eagle Road                          Bridgeport, NJ          1,061,108        256,491      1,434,429         19,033
250 High Hill Road                      Bridgeport, NJ          1,752,474        246,478      2,269,440        168,859
508 Center Square Road                  Bridgeport, NJ          1,591,693        453,341      3,458,248            940
602 Heron Drive                         Bridgeport, NJ                  *        524,728      2,240,478          6,274
300 Eagle Court                         Bridgeport, NJ                  -      1,135,989      1,872,753         13,646
500 Center Square Road                  Bridgeport, NJ                  -      1,338,839      6,186,541         17,622
1001 Briggs Road                        Marlton, NJ                     -        701,705      3,505,652        495,751
1960 Cuthbert Boulevard                 Cherry Hill, NJ                 -        321,699      1,291,557         37,182
1970 Cuthbert Boulevard                 Cherry Hill, NJ                 -        321,699      1,291,558         29,940
10000 & 11000 Route 73                  Marlton, NJ                     -        715,705      2,579,524        343,618
800 Arlington Boulevard                 Logan, NJ                       -      1,687,500              -      6,742,554
1655 Valley Center Parkway              Bethlehem, PA                   -        214,431              -      1,867,129
6560 Stonegate Drive                    Allentown, PA                   -        458,281              -      2,347,029
6370 Hedgewood Drive                    Allentown, PA                   -        540,795              -      3,017,422
6390 Hedgewood Drive                    Allentown, PA                   -        707,203              -      2,591,153
1495 Valley Center Parkway              Bethlehem, PA                   -        434,640              -      3,586,075
6350 Hedgewood Drive                    Allentown, PA                   -        360,027              -      3,170,858
6330 Hedgewood Drive                    Allentown, PA                   -        531,268              -      4,325,548
1550 Valley Center Parkway              Bethlehem, PA                   -        196,954              -      3,172,582
1560 Valley Center Parkway              Bethlehem, PA                   -        240,069              -      3,878,113
6580 Snowdrift Road                     Allentown, PA                   -        388,328              -      2,481,509
1510 Valley Center Parkway              Bethlehem, PA                   -        312,209              -      3,310,674
1530 Valley Center Parkway              Bethlehem, PA                   -        211,747              -      2,652,949
6540 Stonegate Drive                    Allentown, PA                   -        422,042              -      3,590,678
974 Marcon Boulevard                    Allentown, PA                   -        143,500              -      2,124,807
964 Marcon Boulevard                    Allentown, PA                   -        138,816              -      1,508,102
764 Roble Road                          Allentown, PA                   -        141,069              -        794,167
3174 Airport Road                       Allentown, PA                   -         98,986              -      1,105,398
2196 Avenue C                           Allentown, PA                   -        101,159              -      1,201,733
2202 Hangar Place                       Allentown, PA                   -        137,439              -      1,307,610
2201 Hangar Place                       Allentown, PA                   -        128,454              -      1,408,758
954 Marcon Boulevard                    Allentown, PA                   -        103,665              -      1,130,830
57 South Commerce Way                   Allentown, PA                   -        390,839      2,701,161        212,948
754 Roble Road                          Allentown, PA                   -        162,115      1,731,885        133,396
894 Marcon Boulevard                    Allentown, PA                   -        117,134      1,048,866         50,918
744 Roble Road                          Allentown, PA                   -        159,771      1,734,229        181,874
944 Marcon Boulevard                    Allentown, PA                   -        118,521      1,435,479        186,598
1685 Valley Center Parkway              Allentown, PA                   -        244,029              -      2,056,294
6520 Stonegate Drive                    Allentown, PA                   -        453,315              -      1,815,973
7437 Industrial Boulevard               Allentown, PA                   -        717,488      5,022,413      1,421,856
2041 Avenue C                           Allentown, PA                   *        213,599      1,095,217         73,231
2124 Avenue C                           Allentown, PA                   *        289,197      1,039,835         54,349
7339 Industrial Boulevard               Allentown, PA                   -      1,187,776              -      5,732,218
7384 Penn Drive                         Allentown, PA                   *        651,696      2,286,518        452,863
7144 Daniels Drive                      Allentown, PA                   -      2,390,217      2,342,761      3,422,923
7620 Cetronia Road                      Allentown, PA                   -      1,091,806      3,851,456        351,590
939 Marcon Boulevard                    Allentown, PA                   *      2,220,414      4,524,393        735,083
100 Brodhead Road                       Allentown, PA                   *        429,416      2,919,588        187,568
1455 Valley Center Parkway              Bethlehem, PA                   -        670,290              -      3,634,924
1640 Valley Center Parkway              Bethlehem, PA                   -        359,000              -      2,412,319
1650 Valley Center Parkway              Allentown, PA                   -        359,000              -      2,213,935
1660 Valley Center Parkway              Bethlehem, PA                   -        359,000              -      2,094,852
400 Nestle Way                          Allentown, PA          26,866,392      8,065,500              -     26,454,407
83 South Commerce Way                   Bethlehem, PA                   -        143,661        888,128        279,395
85 South Commerce Way                   Bethlehem, PA                   -        236,708        987,949         82,348
87 South Commerce Way                   Bethlehem, PA                   -        253,886      1,062,881         75,930
89 South Commerce Way                   Bethlehem, PA                   -        320,000              -      1,758,011
7249 Industrial Boulevard               Allentown, PA                   -      2,670,849     13,307,408        681,221
95 Highland Avenue                      Bethlehem, PA                   -        430,593      3,182,080        297,936
236 Brodhead Road                       Bethlehem, PA                   -        376,962      4,672,683         24,861
1525 Valley Center Parkway              Allentown, PA                   -        475,686              -      7,219,008
6620 Grant Way                          Allentown, PA                   -        430,824      1,915,923          6,338
700 Nestle Way                          Allentown, PA                   -      3,473,120              -     16,886,629
7562 Penn Drive                         Allentown, PA                   -        269,614        844,069         78,774
7277 Williams Avenue                    Allentown, PA                   -        462,964      1,449,009        124,413
7355 Williams Avenue                    Allentown, PA                   -        489,749      1,658,091        129,157
794 Roble Boulevard                     Allentown, PA                   -      1,147,541      6,088,041         82,082
6923 Schantz Spring Road                Allentown, PA                   -      1,127,805      3,309,132         39,325
2600 Beltline Avenue                    Reading, PA                     -        558,903      2,234,167         18,193
7132 Daniels Drive                      Allentown, PA                   -      1,623,326      3,464,626      3,948,800
3985 Adler Place                        Bethlehem, PA                   -        705,367      3,915,820        172,298
8014 Industrial Boulevard               Upper Macungie, PA              -      4,019,258              -      8,656,380
180 & 190 Admiral Cochrane Drive        Annapolis, MD                   -      3,670,256              -     16,218,929
12000,001,040 Indian Creek Court        Beltsville, MD                  -      2,659,431              -     10,916,275
8280 Patuxent Range Drive               Columbia, MD                    -        181,601              -      1,336,075
7178-80 Columbia Gateway                Columbia, MD                    -      1,569,237      4,786,887        668,919
9770 Patuxent Woods Drive               Columbia, MD                    -        341,663      3,033,309         13,073
9780 Patuxent Woods Drive               Columbia, MD                    -        218,542      1,940,636          7,898
9790 Patuxent Woods Drive               Columbia, MD                    -        243,791      2,164,094         13,255


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
9810 Patuxent Woods Drive               Columbia, MD                    -        266,684      2,366,901          9,913
9800 Patuxent Woods Drive               Columbia, MD                    -        299,099      2,654,069         12,410
9820 Patuxent Woods Drive               Columbia, MD                    -        237,779      2,110,835         27,896
9830 Patuxent Woods Drive               Columbia, MD                    -        296,262      2,628,933         15,698
9050 Red Branch Road                    Columbia, MD                    -        290,950      2,577,153        272,236
4606 Richlynn Drive                     Belcamp, MD                     -        299,600      1,818,861          7,108
8945-8975 Guilford                      Columbia, MD                    -      2,428,795      7,493,740         51,780
7317 Parkway Drive                      Hanover, MD                     -      1,104,359      1,959,671          4,319
9101,9111,9115 Guilford Road            Columbia, MD                    -        758,951              -      3,350,754
9125,9135,9145 Guilford Road            Columbia, MD                    -        900,154              -      5,590,284
10 South Third Street                   Richmond, VA                    -         27,970        127,419         45,962
1751 Bluehills Drive                    Roanoke, VA                     -      1,063,728      8,500,677        101,951
4300 Carolina Avenue                    Richmond, VA                    -      2,007,717     14,927,608        411,598
301 Hill Carter Parkway                 Richmond, VA                    -        659,456      4,836,010         63,204
4001 Carolina Avenue                    Richmond, VA                    -         29,443        215,914         32,683
5600-5626 Eastport Boulevard            Richmond, VA                    *        489,941      3,592,900        171,673
5650-5674 Eastport Boulevard            Richmond, VA                    *        644,384      4,025,480        143,071
5700 Eastport Boulevard                 Richmond, VA                    *        408,729      2,697,348         43,619
11020 Hull Street Road                  Richmond, VA                    -        139,887        637,261        296,586
3432 Holland Road                       Virginia Beach, VA              -        173,527        790,515         11,088
4880 Cox Road                           Richmond, VA                    *        743,898      4,499,807      1,165,166
5162 Valleypointe Parkway               Roanoke, VA                     *        551,483      2,612,312         35,237
4101- 4127 Carolina Avenue              Richmond, VA                    *        310,854      2,279,597         57,138
4201-4261 Carolina Avenue               Richmond, VA                    *        693,203      5,083,493        366,110
4263-4299 Carolina Avenue               Richmond, VA                    -        256,203      2,549,649      1,074,190
4301-4335 Carolina Avenue               Richmond, VA                    -        223,696      1,640,435        116,604
4337-4379 Carolina Avenue               Richmond, VA                    *        325,303      2,385,557        728,528
4501-4549 Carolina Avenue               Richmond, VA                    *        486,166      3,565,211        130,933
4551-4593 Carolina Avenue               Richmond, VA                    *        474,360      3,478,646        118,788
4601-4643 Carolina Avenue               Richmond, VA                    *        652,455      4,784,675        313,895
4645-4683 Carolina Avenue               Richmond, VA                    *        404,616      2,967,187        831,142
4447-4491 Carolina Avenue               Richmond, VA                    -        454,056      2,729,742         92,274
4401-4445 Carolina Avenue               Richmond, VA                    *        615,038      4,510,272         85,090
12 S. Third Street                      Richmond, VA                    -         40,539        184,682          6,125
9601 Cosner Drive                       Fredericksburg, VA              *        475,262      3,917,234        148,902
315 Cardiff Valley Road                 Knoxville, TN                   -        443,305      2,950,903         42,487
2300 East Parham Road                   Richmond, VA                    -        221,947      1,011,088         14,181
5221 Valleypark Drive                   Roanoke, VA                     -        285,008        998,370        225,006
5228 Valleypointe Parkway               Roanoke, VA                     -        218,663        796,133         97,301
5238 Valleypark Drive                   Roanoke, VA                     -        416,375      1,896,832         91,730
5601-5659 Eastport Boulevard            Richmond, VA                    *        705,660              -      5,144,267
5900 Eastport Boulevard                 Richmond, VA                    *        676,661              -      5,374,307
4717-4729 Eubank Road                   Richmond, VA                    *        449,447      3,294,697        121,382
5251 Concourse Drive                    Roanoke, VA                     -          2,813              -      1,794,801
4263F Carolina Avenue                   Richmond, VA                    *         91,476              -      1,622,797
4200 Oakleys Court                      Richmond, VA                    *        459,090      2,468,454         33,041
1821 Battery Dantzler Road              Chester, VA                     -        394,212      3,035,113         24,814
5000 Cox Road                           Glen Allen, VA                  *        770,214      3,685,248         26,510
5500 Cox Road                           Richmond, VA                    -        443,485              -      2,366,298
510 Eastpark Court                      Sandston, VA                    *        261,961      2,110,874         37,383
520 Eastpark Court                      Sandston, VA                    *        486,118      4,083,582         53,559
13001 Kingston Avenue                   Chester, VA                     -        376,584              -      2,029,360
5701-5799 Eastport Boulevard            Richmond, VA                    -        694,644              -      5,088,601
4801 Cox Road                           Richmond, VA                    -      1,072,896              -      8,858,736
600 HP Way                              Chesterfield, VA                -        146,126              -      7,774,782
500 HP Way                              Chester, VA                     -        142,692              -      6,601,027
701 Liberty Way                         Richmond, VA                    -        171,711              -      4,341,085
4198 Cox Road                           Glen Allen, VA                  -        670,292      3,839,245        220,870
5310 Valley Park Drive                  Roanoke, VA                     -        149,933              -      1,110,672
5305 Valley Park Drive                  Roanoke, VA                     -        266,948              -      1,699,419
4510 Cox Road                           Glen Allen, VA                  -      1,010,024      7,151,729         73,447
2809 South Lynnhaven Road               Virginia Beach, VA              -        953,590      6,142,742        351,441
200 Golden Oak Court                    Virginia Beach, VA              *      1,116,693      6,770,480        250,676
208 Golden Oak Court                    Virginia Beach, VA              *        965,177      6,728,717        153,409
1 Enterprise Parkway                    Hampton, VA                     -        974,675      5,579,869        290,860
22 Enterprise Parkway                   Hampton, VA                     -      1,097,368      6,760,778        214,755
530 Eastpark Court                      Sandston, VA                    -        266,883              -      2,648,481
484 Viking Drive                        Virginia Beach, VA              -        891,753      3,607,890        127,585
10430 Lakeridge Parkway                 Ashland, VA                     *        421,267      3,770,870         57,744
10456 Lakeridge Parkway                 Ashland, VA                     *        409,261      3,663,754         63,281
3829-3855 Gaskins Road                  Richmond, VA                    -        364,165      3,264,114          6,679
629 Phoenix Drive                       Virginia Beach, VA              -        371,694      2,108,097         16,966
11838 Rock Landing Drive                Newport News, VA                -        673,942      2,111,481        262,829
11844 Rock Landing Drive                Newport News, VA                -        326,774      1,391,561         31,762
11846 Rock Landing Drive                Newport News, VA                -        299,066      1,419,266         48,617
11832 Rock Landing Drive                Newport News, VA                -        299,066      1,419,266      4,891,662
5700 Cleveland Street                   Virginia Beach, VA              -        700,112      9,592,721        390,295
801 Liberty Way                         Chester, VA                     -        780,000              -      5,538,180
5 Manhattan Square                      Hampton, VA                     -        207,368              -      1,499,590
4523 Green Point Drive                  High Point, NC                  -        234,564              -      2,021,511
4501 Green Point Drive                  High Point, NC                  -        319,289              -      2,266,128
4500 Green Point Drive                  High Point, NC                  -        230,622              -      2,057,669
2427 Penny Road                         High Point, NC          5,833,866      1,165,664              -      6,184,668
4524 Green Point Drive                  High Point, NC                  *        182,810              -      2,123,396
4328, 4336 Federal Drive                High Point, NC          5,957,696        521,122              -      7,665,463
200 Centreport Drive                    Greensboro, NC                  *        331,400      3,768,600        277,530
4344 Federal Drive                      High Point, NC                  *        484,001              -      2,332,602
202 Centreport Drive                    Greensboro, NC                  *        549,948      5,360,462        283,294
101 Centreport Drive                    Greensboro, NC                  -        826,237              -      7,403,026
4000 Piedmont Parkway                   High Point, NC                  *        592,885      4,825,615        340,614


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
4380 Federal Drive                      High Point, NC                  -        282,996              -      2,039,981
4388 Federal Drive                      High Point, NC                  -        143,661              -      1,118,535
6532 Judge Adams Road                   Rock Creek, NC                  -        354,903              -      3,491,165
6532 Judge Adams Road                   Whitsett, NC                    -        305,821              -      4,218,174
3860 Faber Place                        N. Charleston, SC               *        796,655      1,974,359        114,117
4055 Faber Place                        N. Charleston, SC               *        882,352      4,794,144        153,266
3820 Faber Place                        N. Charleston, SC               *        506,558      2,365,146        175,961
3875 Faber Place                        N. Charleston, SC               *      1,164,530              -      5,746,849
150 Ridgeview Center Drive              Duncan, SC                      *        711,353      8,056,324         14,641
1320 Garlington Road                    Greenville, SC                  *        398,539      1,761,533         26,338
420 Park Avenue                         Greenville, SC                  *        522,548      2,730,261        561,097
1 Alliance Drive                        Goose Creek, SC                 -        662,422              -      2,655,438
4160 Mendenhall Oaks Parkway            High Point, NC                  -        285,882              -      3,111,109
4194 Mendenhall Oaks Parkway            High Point, NC                  -        102,372              -      2,387,725
4196 Mendenhall Oaks Parkway            High Point, NC                  -         66,731              -      1,874,392
4170 Mendenhall Oaks Parkway            High Point, NC                  -        143,699              -      1,927,539
4180 Mendenhall Oaks Parkway            High Point, NC                  -        121,329              -      1,759,811
4050 Piedmont Parkway                   High Point, NC                  -        801,902              -     17,937,653
One Independence Pointe                 Greenville, SC                  -        780,881      6,199,230        159,759
55 Beattie Place                        Greenville, SC                  -      2,643,105     23,439,801        441,999
75 Beattie Place                        Greenville, SC                  *      2,406,646     17,400,939        302,279
7736 McCloud Road                       Greensboro, NC                  -        591,795      5,895,312        152,544
15 Brendan Way                          Greenville, SC                  -        614,192      3,012,019        484,826
200 Meeting Street                      Charleston, SC                  -      4,027,428     29,542,711      1,062,186
7500 West 110th Street                  Overland Park, KS               -      2,380,493      9,575,474        201,682
8035 Quivira Road                       Lenexa, KS                      -      1,180,181      4,737,816            154
4300 Federal Drive                      Greensboro, NC                  -        264,038              -      1,611,981
1730 Stebbins Drive                     Houston, TX                     -        143,258              -        420,821
5911-5925 Richard Street                Jacksonville, FL                -        275,582              -        508,059
8383-8385 Baycenter Road                Jacksonville, FL                -         63,703              -        651,009
8775 Baypine Road                       Jacksonville, FL                -        906,804              -      3,142,795
8539 Western Way                        Jacksonville, FL                -        328,133              -      3,195,182
6255 Lake Gray Boulevard                Jacksonville, FL                -        813,067              -      3,391,938
6600-6660 Suemac Place                  Jacksonville, FL                -        210,804              -      1,897,839
6800-6850 Suemac Place                  Jacksonville, FL                -        121,077              -      1,136,702
8665,8667,8669 Baypine Road             Jacksonville, FL                -        966,552              -      4,011,871
8540 Baycenter Road                     Jacksonville, FL                -        445,603              -      1,371,536
1200 Riverplace Drive                   Jacksonville, FL                -      1,028,864              -     19,287,076
8400 Baymeadows Way                     Jacksonville, FL                -        557,682              -      2,332,243
8614 Baymeadows Way                     Jacksonville, FL                -        290,291              -      1,110,880
5941-5975 Richard Street                Jacksonville, FL                -        583,622              -      1,113,225
7970 Bayberry Road                      Jacksonville, FL                -        127,520              -      1,237,972
6000-6030 Bowdendale Avenue             Jacksonville, FL                -        275,475              -      1,628,439
7898 Baymeadows Way                     Jacksonville, FL                -        561,802              -      1,972,330
5977-6607 Richard Street                Jacksonville, FL                -        180,033              -      1,565,681
7910 & 7948 Baymeadows Way              Jacksonville, FL                -        210,299              -      2,718,897
7954 & 7960 Baymeadows Way              Jacksonville, FL                -        291,312              -      2,980,181
8787 Baypine Road                       Jacksonville, FL                -      2,076,306              -     35,605,962
7077 Bonneval Road                      Jacksonville, FL                -        768,000      5,789,000      1,177,280
4190 Belfort Road                       Jacksonville, FL                -        821,000      5,866,000      1,579,697
8011, 8021, 8031 Phillips Highway       Jacksonville, FL                -        626,250      3,548,750      1,057,005
7020 AC Skinner Parkway                 Jacksonville, FL                *        398,257              -      2,454,527
7040 AC Skinner Parkway                 Jacksonville, FL                *        706,934              -      3,109,161
11777 Central Highway                   Jacksonville, FL                -         92,207        429,997      1,925,123
4345 Southpoint Parkway                 Jacksonville, FL                -              -              -      8,131,311
7016 AC Skinner Parkway                 Jacksonville, FL                -        597,181              -      2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                -        840,996              -      4,085,825
7014 AC Skinner Parkway                 Jacksonville, FL                -        574,198              -      3,186,626
6620 Southpoint Drive                   Jacksonville, FL                -        614,602      4,267,477        441,080
7980 Bayberry Road                      Jacksonville, FL                -        330,726      1,338,101         17,775
9600 Satellite Boulevard                Orlando, FL                     -        252,850      1,297,923         48,374
9700 Satellite Boulevard                Orlando, FL                     -        405,362      1,146,546         12,238
1902 Cypress Lake Drive                 Orlando, FL                     -        523,512      3,191,790        746,704
9550 Satellite Boulevard                Orlando, FL                     -        574,831              -      2,059,187
8250 & 8256 Exchange Place              Orlando, FL                     -        622,413      2,507,842         79,382
6600 Southpoint Parkway                 Jacksonville, FL                -        998,432      4,055,727        251,205
6700 Southpoint Parkway                 Jacksonville, FL                -        620,719      2,989,746         27,675
4801 Executive Park Court - 100         Jacksonville, FL                *        554,993      2,993,277          2,087
4801 Executive Park Court - 200         Jacksonville, FL                *        370,017      1,995,518             47
4810 Executive Park Court               Jacksonville, FL                *        369,694      3,045,639         39,000
6602 Executive Park Court - 100         Jacksonville, FL                *        388,519      2,095,293         62,894
6602 Executive Park Court - 200         Jacksonville, FL                *        296,014      1,596,347          1,956
6631 Executive Park Court - 100         Jacksonville, FL                *        251,613      1,356,849             50
6631 Executive Park Court - 200         Jacksonville, FL                *        406,561      2,195,070         11,698
4815 Executive Park Court - 100         Jacksonville, FL                *        366,317      1,975,393            390
4815 Executive Park Court - 200         Jacksonville, FL                *        462,522      2,494,397        129,584
4825 Executive Park Court               Jacksonville, FL                *        601,278      3,242,491          4,918
4820 Executive Park Court               Jacksonville, FL                *        555,173      2,693,130        416,123
10511 & 10611 Satellite Boulevard       Orlando, FL                     -        517,554      2,568,186        171,705
1400-1440 Central Florida Parkway       Orlando, FL                     -        518,043      2,561,938         66,822
6601 Executive Park Circle North        Jacksonville, FL                -        551,250      3,128,361            640
1300 Riverplace South                   Jacksonville, FL                -      1,804,258      7,755,572        533,873
4901 Belfort Lane                       Jacksonville, FL                -        877,964      2,360,742      1,841,852
16445 Air Center Boulevard              Houston, TX                     -        363,339      2,509,186          8,363
16405 Air Center Boulevard              Houston, TX                     -        438,853      3,030,396         53,128
2216 Directors Row                      Orlando, FL                     -        453,918      2,572,202          2,098
7460 Chancellor Drive                   Orlando, FL                     -        266,555        902,949        246,252
1901 Summit Tower Boulevard             Maitland, FL                    -      6,078,791     12,348,567        242,213
3701-3727 Vineland Road                 Orlando, FL                     -        767,929      2,096,504         46,418
16580 Air Center Boulevard              Houston, TX                     -        289,000      3,559,857              -


                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
4001,4051,4101 Fowler Avenue            Tampa, FL                       -      1,299,310              -      4,765,625
5501-5502 Pioneer Park Boulevard        Tampa, FL                       -        162,000      1,613,000        199,254
5690-5694 Crenshaw Street               Tampa, FL                       -        181,923      1,812,496        155,404
3102,3104,3110 Cherry Palm Drive        Tampa, FL                       -        503,767      2,787,585        194,894
8401-8408 Benjamin Road                 Tampa, FL                       -        789,651      4,454,648        306,516
3501 Riga Boulevard                     Tampa, FL                       -        617,289      3,048,379        179,328
111 Kelsey Lane                         Tampa, FL                       -        359,540      1,461,850        164,325
7930, 8010-20 Woodland Center           Tampa, FL                       *      1,408,478      5,247,246        157,981
7920 Woodland Center Boulevard          Tampa, FL                       *      1,382,648      2,445,444        404,336
8154-8198 Woodland Center               Tampa, FL                       *        399,088      2,868,834         24,958
8112-42 Woodland Center                 Tampa, FL                       *        513,263      3,230,239         13,495
8212 Woodland Center                    Tampa, FL                       *        820,882      2,322,720         14,211
131 Kelsey Lane                         Tampa, FL                       -        511,463              -      4,655,841
7724 Woodland Center Blvd.              Tampa, FL                       -        235,893              -      2,088,571
7802-50 Woodland Center Blvd.           Tampa, FL                       -        357,364              -      2,511,296
7852-98 Woodland Center Blvd.           Tampa, FL                       -        357,364              -      2,459,675
8921 Brittany Way                       Tampa, FL                       -        255,583      1,063,882        827,162
5250 Eagle Trail Drive                  Tampa, FL                       -        952,860              -      3,457,917
7725 Woodland Center Blvd.              Tampa, FL                       -        553,335              -      3,229,159
8001 Woodland Center Blvd.              Tampa, FL                       -        350,406              -      2,230,675
4502 Woodland Corporate Blvd.           Tampa, FL                       -              -              -      4,100,728
1701 Clint Moore Boulevard              Boca Raton, FL                  -      1,430,884      3,043,553         39,852
4555 Riverside Drive                    Beach Gardens, FL               -        805,672      5,782,360         16,906
2500 Metrocentre Boulevard              West Palm Beach, FL             -        238,362      1,534,926         22,834
2540 Metrocentre Boulevard              West Palm Beach, FL             -        165,071      1,058,736        259,647
2541 Metrocentre Boulevard              West Palm Beach, FL             -        145,091        379,318        656,451
2580 Metrocentre Boulevard              West Palm Beach, FL             -        256,478      1,651,602         22,178
2581 Metrocentre Boulevard              West Palm Beach, FL             -        189,359      1,218,712         17,090
1101 Northpoint Parkway                 West Palm Beach, FL             -        258,606      1,462,432         85,808
3223 Commerce Place                     West Palm Beach, FL             -        501,843      2,012,290         20,898
801 Northpoint Parkway                  West Palm Beach, FL             -        459,284      2,597,108          8,643
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL              -        603,776      4,176,238        189,405
6500 NW 12th Avenue                     Ft. Lauderdale, FL              -          7,099      3,046,309         28,824
6600 NW 12th Avenue                     Ft. Lauderdale, FL              -          7,102      3,047,462         49,193
1500 SW 5th Court                       Pompano Beach, FL               -        972,232      3,892,085         34,278
1651 SW 5th Court                       Pompano Beach, FL               -        203,247        811,093         26,176
1601 SW 5th Court                       Pompano Beach, FL               -        203,247        811,093         50,505
1501 SW 5th Court                       Pompano Beach, FL               -        203,247        811,093         22,163
1400 SW 6th Court                       Pompano Beach, FL               -      1,157,049      4,620,956         40,900
1405 SW 6th Court                       Pompano Beach, FL               -        392,138      1,565,787         19,638
595 SW 13th Terrace                     Pompano Beach, FL               -        359,933      1,437,116          8,222
601 SW 13th Terrace                     Pompano Beach, FL               -        164,413        655,933         24,625
605 SW 16th Terrace                     Pompano Beach, FL               -        310,778      1,238,324          1,046
2440-2478 Metrocentre Boulevard         West Palm Beach, FL             -        470,214      2,120,555         30,584
951 Broken Sound Parkway                Boca Raton, FL          2,991,732      1,426,251      6,098,952        111,801
3400 Lakeside Drive                     Miramar, FL                     -      2,022,153     11,345,881        361,307
3450 Lakeside Drive                     Miramar, FL                     -      2,022,152     11,357,143        168,072
13650 NW 8th Street                     Sunrise, FL                     -        558,223      2,171,930         22,633
13630 NW 8th Street                     Sunrise, FL                     -        659,797      2,596,275        139,213
777 Yamato Road                         Boca Raton, FL                  -      4,101,247     16,077,347      2,390,392
1801 Clint Moore Boulevard              Boca Raton, FL                  -      1,065,068      4,481,644        133,867
6601-6625 W. 78th Street                Bloomington, MN                 -      2,263,060              -     38,904,897
2905 Northwest Boulevard                Plymouth, MN                    -        516,920      4,646,342        465,848
2800 Campus Drive                       Plymouth, MN                    -        395,366      3,554,512        132,855
2955 Xenium Lane                        Plymouth, MN                    -        151,238      1,370,140         96,026
9401-9443 Science Center Drive          New Hope, MN                    -        431,295      3,888,684        166,092
6321-6325 Bury Drive                    Eden Prairie, MN                -        462,876      4,151,790        162,210
7115-7173 Shady Oak Road                Eden Prairie, MN                -        454,974      4,089,410        330,640
7660-7716 Golden Triangle Drive         Eden Prairie, MN                -        568,706      5,115,177      1,342,306
7400 Flying Cloud Drive                 Eden Prairie, MN                -        195,982      1,762,027         18,678
10301-10305 West 70th Street            Eden Prairie, MN                -        120,622      1,085,226         74,678
10321 West 70th Street                  Eden Prairie, MN                -        145,198      1,305,700         32,908
10333 West 70th Street                  Eden Prairie, MN                -        110,746        995,868         28,179
10349-10357 West 70th Street            Eden Prairie, MN                -        275,903      2,481,666        259,683
10365-10375 West 70th Street            Eden Prairie, MN                -        291,077      2,618,194        155,468
10393-10394 West 70th Street            Eden Prairie, MN                -        269,618      2,423,318        228,748
7078 Shady Oak Road                     Eden Prairie, MN                -        343,093      3,085,795          6,198
10400 Viking Drive                      Eden Prairie, MN                -      2,912,391              -     21,054,219
5600 & 5610 Rowland Road                Minnetonka, MN                  -        828,650      7,399,409        138,765
2920 Northwest Boulevard                Plymouth, MN                    -        392,026      3,433,678        652,398
5400-5500 Feltl Road                    Minnetonka, MN                  -        883,895      7,983,345        124,782
10300 Bren Road                         Minnetonka, MN                  -        344,614      3,110,477        139,754
14630-14650 28th Avenue North           Plymouth, MN                    -        198,205      1,793,422        124,390
7695-7699 Anagram Drive                 Eden Prairie, MN                -        760,525      3,254,758         25,622
7550 Meridian Circle                    Maple Grove, MN         2,233,336        513,250      2,901,906         18,892
2800 Northwest Boulevard                Plymouth, MN            4,767,857      1,934,438     10,952,503         20,598
3255 Neil Armstrong Boulevard           Eagan, MN                       -      1,131,017              -      3,377,738
4801 West 81st Street                   Bloomington, MN           809,656      1,624,701      2,494,368        229,689
8100 Cedar Avenue                       Bloomington, MN         2,266,873        501,313      3,675,416         25,281
9600 54th Avenue                        Plymouth, MN                    -        332,317      3,077,820        138,126
7800 Equitable Drive                    Eden Prairie, MN                -      2,188,525      3,788,762         21,124
7905 Fuller Road                        Eden Prairie, MN                -      1,229,862      4,075,167         34,668
9023 Columbine Road                     Eden Prairie, MN                -      1,956,273              -      4,626,133
6161 Green Valley Drive                 Bloomington, MN                 -        740,378      3,311,602        725,545
4700 Nathan Lane North                  Minneapolis, MN                 -      1,501,308      8,446,083        150,141
26911-26957 Northwestern Hwy.           Southfield, MI                  -      7,799,515     66,268,817      4,331,655
1650 Research Drive                     Troy, MI                        -        763,067      7,201,677         62,941
1775 Research Drive                     Troy, MI                        -        331,422      2,788,073         39,840
1875 Research Drive                     Troy, MI                        -        329,863      2,774,006        104,700
1850 Research Drive                     Troy, MI                        -        781,054      7,364,300        178,657


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
1965 Research Drive                     Troy, MI                        -        419,090      3,578,928         99,339
1960 Research Drive                     Troy, MI                        -        419,146      3,579,166         47,118
27260 Haggerty Road                     Farmington Hills, MI            -        456,877      4,091,196        105,268
27200 Haggerty Road                     Farmington Hills, MI            -        382,754      3,425,227         27,327
27280 Haggerty Road                     Farmington Hills, MI            -        452,860      4,055,512         67,196
27220 Haggerty Road                     Farmington Hills, MI            -        203,064      1,802,592         18,135
27240 Haggerty Road                     Farmington Hills, MI            -        171,518      1,518,192         17,817
27300 Haggerty Road                     Farmington Hills, MI            -        370,378      3,311,366         74,634
1101 Allen Drive                        Troy, MI                        -         98,144        887,935         18,162
1151 Allen Drive                        Troy, MI                        -        164,483      1,486,220        181,288
1300 Rankin Street                      Troy, MI                        -        134,090      1,212,752         24,764
1350 Rankin Street                      Troy, MI                        -        111,776      1,011,497         22,043
1376-1400 Rankin Street                 Troy, MI                        -        134,292      1,213,626         66,018
1352-1374 Rankin Street                 Troy, MI                        -        153,275      1,385,098         28,286
1324-1346 Rankin Street                 Troy, MI                        -        134,090      1,212,214          9,324
1301-1307 Rankin Street                 Troy, MI                        -        111,776      1,011,121         50,703
1409 Allen Drive                        Troy, MI                        -        142,370      1,286,048        197,550
1304 E Maple Road                       Troy, MI                        -        211,233      1,906,786        304,769
1334 Maplelawn Road                     Troy, MI                        -        124,296      1,122,802            824
1290 Maplelawn Road                     Troy, MI                        -         85,321        771,621         58,817
1070 Maplelawn Road                     Troy, MI                        -         68,560        620,595         40,673
950 Maplelawn Road                      Troy, MI                        -        252,429      2,265,259         24,248
894 Maplelawn Road                      Troy, MI                        -        181,749      1,632,243         17,270
1179 Maplelawn Road                     Troy, MI                        -         87,845        794,365         52,384
1940 Norwood Drive                      Troy, MI                        -         86,836        785,267          6,916
1311-1331 Maplelawn Road                Troy, MI                        -        125,407      1,132,810          6,991
2354 Bellingham Street                  Troy, MI                        -         87,340        789,817         12,654
2360 Bellingham Street                  Troy, MI                        -         87,340        789,817         56,050
1911 Ring Drive                         Troy, MI                        -         86,129        778,900         73,225
26442-26450 Haggerty Road               Farmington Hills, MI            -        237,687      2,143,478         24,808
26500 Haggerty Road                     Farmington Hills, MI            -        311,093      2,791,804         41,203
26650 Haggerty Road                     Farmington Hills, MI            -        173,166      1,562,704         16,203
26700 Haggerty Road                     Farmington Hills, MI            -        253,338      2,290,696         13,694
26750 Haggerty Road                     Farmington Hills, MI            -        292,717      2,638,688         30,175
26800 Haggerty Road                     Farmington Hills, MI            -        175,489      1,583,362         14,979
26842-26850 Haggerty Road               Farmington Hills, MI            -        239,606      2,160,470         16,787
26600 Haggerty Road                     Farmington Hills, MI            -        455,846              -      2,515,696
50 West Big Bear Road                   Troy, MI                        -      2,159,678     19,481,454        206,563
100 West Big Bear Road                  Troy, MI                        -      2,113,006     19,057,355        240,671
245 Executive Drive                     Brookfield, WI                  -        577,067      5,197,903        165,119
8301 West Parkland Court                Milwaukee, WI                   -        358,442      3,233,707        103,317
32991 Hamilton Court                    Farmington Hills, MI            -      1,065,392      3,627,675        999,498
7800 N. 113th Street                    Milwaukee, WI                   -      1,711,964      6,847,857         50,834
2475-2479 Elliot Avenue                 Troy, MI                        -        128,808        516,393         17,129
32661 Edward Avenue                     Madison Heights, MI             -        378,838      2,330,550          4,054
32701 Edward Avenue                     Madison Heights, MI             -        340,398      1,364,777          3,043
32751 Edward Avenue                     Madison Heights, MI             -        151,410        859,462         50,955
32853 Edward Avenue                     Madison Heights, MI             -        138,121        784,426         53,827
555 East Mandoline Avenue               Madison Heights, MI             -        140,862        799,993          1,644
599 East Mandoline Avenue               Madison Heights, MI             -        132,164        646,768         35,517
749 East Mandoline Avenue               Madison Heights, MI             -        144,658        708,054            915
750 East Mandoline Avenue               Madison Heights, MI             -        151,458        741,185            878
900 East Mandoline Avenue               Madison Heights, MI             -        157,729        771,872            915
949 East Mandoline Avenue               Madison Heights, MI             -        137,049        778,338            901
32090 John Road                         Madison Heights, MI             -         70,351        399,251          6,610
31601 Research Park Drive               Madison Heights, MI             -        331,179      1,879,812          4,662
31651 Research Park Drive               Madison Heights, MI             -        194,012      1,101,576          1,132
31700 Research Park Drive               Madison Heights, MI             -        373,202      1,824,721          3,575
31701 Research Park Drive               Madison Heights, MI             -        185,845      1,054,681         58,683
31751 Research Park Drive               Madison Heights, MI             -        194,063      1,300,574          1,822
31800 Research Park Drive               Madison Heights, MI             -        217,929      1,601,469          2,088
800 Tech Row                            Madison Heights, MI             -        444,977      2,984,811          6,865
900 Tech Row                            Madison Heights, MI             -        155,606        883,725          1,864
1000 Tech Row                           Madison Heights, MI             -        357,897      2,628,029         84,900
31771 Sherman Avenue                    Madison Heights, MI             -        150,944        645,040            781
31791 Sherman Avenue                    Madison Heights, MI             -        105,606        649,891            614
31811 Sherman Avenue                    Madison Heights, MI             -        207,599      1,179,010          1,363
31831 Sherman Avenue                    Madison Heights, MI             -        158,483        900,064          4,820
31900 Sherman Avenue                    Madison Heights, MI             -        269,293      1,754,498          2,570
800 East Whitcomb Avenue                Madison Heights, MI             -        151,704      1,294,687            878
950 East Whitcomb Avenue                Madison Heights, MI             -        113,630      2,162,302          2,651
1000 East Whitcomb Avenue               Madison Heights, MI             -        113,512      1,023,613         41,628
1201 East Whitcomb Avenue               Madison Heights, MI             -        302,567      1,213,232         26,687
1210 East Whitcomb Avenue               Madison Heights, MI             -        121,298        329,051            540
1260 Kempar Avenue                      Madison Heights, MI             -         78,720        385,223         27,650
1280 Kempar Avenue                      Madison Heights, MI             -        142,305        536,474         25,249
22515 Heslip Drive                      Madison Heights, MI             -        144,477        338,277          6,744
8400 Lakeview Parkway                   Pleasant Prairie, WI            -        892,146      4,032,027         77,212
8401 Lakeview Parkway                   Pleasant Prairie, WI            -        649,631      3,462,362         54,788
9801 80th Avenue                        Pleasant Prairie, WI            -      1,692,077      7,934,794         39,593
11950 W. Lake Park Drive                Milwaukee, WI                   -        391,813      2,340,118        112,942
11400 W. Lake Park Drive                Milwaukee, WI                   -        439,595      2,357,904        128,677
11425 W. Lake Park Drive                Milwaukee, WI                   -        382,256      2,350,619         98,537
11301 W. Lake Park Drive                Milwaukee, WI                   -        614,477      2,626,456         84,780
11900 W. Lake Park Drive                Milwaukee, WI                   -        347,853      2,396,887        470,700
16620-16650 W. Bluemound Road           Brookfield, WI                  -        586,665      4,289,907        107,603
1600-1630 E. Big Beaver Road            Troy, MI                        -      1,454,406      2,952,884         40,101
10 Kings Hill Ave                       West Malling, UK                -        983,547              -      6,783,397
18 Kings Hill Avenue                    West Malling, UK                -        829,785              -      5,474,522
2 Kings Hill Avenue                     West Malling, UK                -        785,565              -      5,456,714


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
OPERATING PROPERTIES - CONTINUED
25 Kings Hill Avenue                    West Malling, UK        5,653,550      1,105,380              -      8,130,757
30 Tower View                           West Malling, UK                -      1,657,321              -     11,648,076
35 Kings Hill Ave                       West Malling, UK                -        812,193              -      2,925,276
39 Kings Hill Avenue                    West Malling, UK                -        494,508              -      3,361,678
50 Gibson Drive                         West Malling, UK                -             **              -      3,710,203
50 Kings Hill Avenue                    West Malling, UK                -      1,215,608              -     12,726,739
                                                             ------------   ------------ -------------- --------------
Subtotal Operating Real Estate                               $109,792,052   $396,494,847 $1,506,876,370 $1,101,308,391
                                                             ============   ============ ============== ==============


DEVELOPMENT IN PROGRESS
Walnut Grove Land                       Horsham, PA$         $          -   $  1,065,951 $            - $    6,953,612
PNC Bank - Phase II Construction        Philadelphia, PA                -              -              -     16,678,947
2201 Renaissance Blvd                   King of Prussia, PA             -              -              -      9,982,666
2540 Renaissance Blvd                   King of Prussia, PA             -              -              -        663,172
2560 Renaissance Blvd                   King of Prussia, PA             -              -              -      1,986,697
Keystone Industrial Park Bldg 1         Bristol, PA                     -              -              -      1,250,724
651 Bridgestone Drive                   Allentown, PA                   -      4,308,646              -     11,972,963
10800 Nuckols Road                      Glen Allen, VA                  -      1,432,462              -     12,469,285
3955 Faber Place                        Charleston, SC                  -        381,887              -      5,499,159
4135 Mendenall Oaks Parkway             High Point, NC                  -        499,500              -      2,139,188
3825 Faber Place                        N. Charleston, SC               -        245,367              -        391,806
Butler Plaza                            Jacksonville, FL                -      1,299,201              -      5,920,088
4905 Belfort Street                     Jacksonville, FL                -        638,154              -      2,220,418
7315 Salisbury Road                     Jacksonville, FL                -              -              -      2,445,815
4630 Woodland Corporate Blvd            Tampa, FL                       -        943,169              -     12,147,061
Silo Bend 12                            Tampa, FL                       -        654,259              -      3,062,207
9001-9015 Brittany Way                  Tampa, FL                       -              -              -      1,314,924
Huntington Square Land                  Miramar, FL                     -      2,960,511              -     12,710,188
Flying Cloud Building C                 Eden Prairie, MN                -      1,450,000              -      1,092,142
West Tech Park Land (Lot C)             Farmington Hills, MI            -        368,083              -      2,298,685
38100 Ecorse Road                       Romulus, MI                     -              -              -      6,285,626
4 Abbey Wood Road                       West Malling, UK                -              -              -      3,137,222
                                                             ------------   ------------ -------------- --------------
Subtotal Development in Progress                             $          -   $ 16,247,190 $            - $  122,622,595
                                                             ============   ============ ============== ==============

LAND HELD FOR DEVELOPMENT
Gwynedd North Bus. Campus Land          Lansdale, PA         $          -   $          - $            - $    1,138,244
Renaissance Park Land                   King of Prussia, PA             -      1,645,246              -        528,770
Keystone Park Land                      Bristol, PA                     -        730,434              -         26,455
Peco Lot @ PBC                          Horsham, PA                     -        183,617              -          9,044
11 Great Valley Parkway                 Malvern, PA                     -        496,297              -        190,744
Commodore Business Park                 Logan Twp., NJ                  -      2,112,556              -      1,444,801
Marlton Executive Park Land             Marlton, NJ                     -        550,664              -        241,351
410 Center Square Land                  Logan Township, NJ              -        476,564              -          6,913
800 Arlington Blvd Expansion Land       Logan, NJ                       -        195,686              -        505,882
1015 Briggs Road Land                   Mt. Laurel, NJ                  -        356,987              -        113,673
Lehigh Valley Corporate Center Land     Bethlehem, PA                   -      1,038,809              -        511,511
LVCC Phase 2 Land                       Bethlehem, PA             612,500      4,242,279              -        992,411
LV West Land - Lot 5A                   Upper Macungie, PA        250,000      4,484,096              -      1,387,883
Park at Valleypointe Land               Roanoke, VA                     -        238,545              -        401,575
Fairgrounds Distribution Center Land    Richmond, VA                    -        100,000              -         29,107
Rivers Bend Land                        Chesterfield , VA               -      1,695,415              -      7,911,684
Woodlands Center Land                   Sandston, VA                    -        928,555              -        223,284
501 Liberty Way                         Chesterfield, VA                -        165,042              -        484,965
601 Hewlett Packard Way (HP3)           Chesterfield, VA                -        171,053              -        460,853
6000-98 Eastport Blvd                   Richmond, VA                    -        787,091              -        827,650
Eastport VIII                           Richmond, VA                    -        379,836              -          2,862
Eastport IX                             Richmond, VA                    -        209,856              -          1,771
Westmoreland Land                       Virginia Beach, VA              -        758,403              -        113,917
Central Green Land                      Houston, TX                     -      1,394,592              -        151,006
Westmoreland III Land                   Virginia Beach, VA              -        645,966              -         96,531
Mendenhall Land                         High Point, NC                  -      2,394,914              -      2,822,105
Independence Pointe Land                Greenville, SC                  -      1,304,084              -        162,322
Executive Park at Faber Place Land      Charleston, SC                  -              -              -        119,379
Southchase Business Park Land           Greenville, SC                  -              -              -         77,082
Woodfield Land                          Greenville, SC                  -              -              -         70,686
Eagle Hill Business Park Land           High Point, NC                  -        424,169              -         78,909
Southpoint Business Park Land           Jacksonville, FL                -        349,339              -         88,772
Liberty Business Park Land              Jacksonville, FL                -        448,097              -          8,172
7024 AC Skinner Parkway                 Jacksonville, FL                -        468,643              -        282,805
Silo Bend Land (LPDC)                   Tampa, FL                       -      3,386,932              -        833,083
Exchange Place Land                     Orlando, FL                     -        193,406              -          8,711
Belfort Road                            Jacksonville, FL                -        468,643              -         24,265
Butler Plaza Land                       Jacksonville, FL                -      2,602,994              -        592,144
Salisbury Road Land                     Jacksonville, FL                -      1,227,750              -        699,010
South Center Land                       Orlando, FL                     -      3,298,807              -          3,386
South Center Land                       Orlando, FL                     -        479,859              -         12,597
4508 Woodland Corporate Blvd            Tampa, FL                       -        498,598              -          5,668
Woodland Corporate Center Land          Tampa, FL                       -              -              -      1,025,593
Pompano Business Park Land - Parcel 2   Boca Raton, FL                  -        407,328              -          3,584
Pompano Business Park Land - Parcel 3   Boca Raton, FL                  -        509,233              -          3,614
Boca Colannade Land - Yamato Road       Boca Raton, FL                  -      3,649,792              -        540,914
Klodt Land                              Eden Prairie, MN                -      5,694,963              -        302,264
Flying Cloud Land                       Eden Prairie, MN                -      4,731,035              -      1,881,479
Romulus Land                            Romulus, MI                     -        970,464              -        219,301
Victor Corporate Land                   Livonia, MI                     -      6,472,528              -        539,445
Big Veaver Airport Land                 Troy, MI                        -     14,690,542              -        128,392


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                            ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------   ------------ -------------- --------------
LAND HELD FOR DEVELOPMENT - CONTINUED
Lakeview Corporate Park Land            Pleasant Praire, WI             -      1,357,602              -         35,656
Park Place South Land                   Milwaukee, WI                   -      2,804,369              -          7,279
                                                           --------------  ------------- -------------- --------------
Subtotal Land Held for Development                         $      862,500  $  82,821,680 $            - $   28,379,505
                                                           ==============  ============= ============== ==============

                                                           --------------  ------------- -------------- --------------
Total All Properties                                       $  110,654,552  $ 495,563,717 $1,506,876,370 $1,252,310,491
                                                           ==============  ============= ============== ==============

*Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General,
 New York Life, Manufacturer's Life, USG Annuity and Life and Jackson National Life totalling $264.2 million.

**Rouse leases land from Kent County Council.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA             $      645,318   $     5,025,250  $     5,670,568
420 Lapp Road                             Malvern, PA                  1,049,243         6,296,778        7,346,021
747 Dresher Road                          Horsham, PA                  1,611,977         3,943,429        5,555,406
45-67 Great Valley Parkway                Malvern, PA                    795,831         2,930,154        3,725,985
1180 Church Road                          Lansdale, PA                 2,521,973        16,679,441       19,201,414
40 Valley Stream Parkway                  Malvern, PA                    323,792         2,184,948        2,508,740
50 Valley Stream Parkway                  Malvern, PA                    371,068         2,301,942        2,673,010
20 Valley Stream Parkway                  Malvern, PA                    466,413         5,130,242        5,596,655
800 Town Center Drive                     Langhorne, PA                1,619,288         9,379,292       10,998,581
11, 15 Great Valley Parkway               Malvern, PA                  1,837,878        15,155,884       16,993,762
257-275 Great Valley Parkway              Malvern, PA                    505,458         4,444,996        4,950,454
300 Technology Drive                      Malvern, PA                    374,497         1,297,825        1,672,322
277-293 Great Valley Parkway              Malvern, PA                    531,534         1,950,642        2,482,176
311 Technology Drive                      Malvern, PA                    348,099         2,292,838        2,640,937
325 Technology Drive                      Malvern, PA                    385,693         1,841,992        2,227,685
7 Great Valley Parkway                    Malvern, PA                    177,317         4,414,675        4,591,992
55 Valley Stream Parkway                  Malvern, PA                    215,818         3,406,566        3,622,384
65 Valley Stream Parkway                  Malvern, PA                    382,361         5,189,145        5,571,506
508 Lapp Road                             Malvern, PA                    263,116         1,828,410        2,091,526
10 Valley Stream Parkway                  Malvern, PA                    465,135         2,893,353        3,358,488
333 Phoenixville Pike                     Malvern, PA                    524,229         3,083,246        3,607,475
30 Great Valley Parkway                   Malvern, PA                    128,783           354,908          483,691
75 Great Valley Parkway                   Malvern, PA                    143,811           418,152          561,963
27-43 Great Valley Parkway                Malvern, PA                    449,447         2,132,001        2,581,448
77-123 Great Valley Parkway               Malvern, PA                    888,359         4,715,098        5,603,457
260 Great Valley Parkway                  Malvern, PA                    212,768           840,301        1,053,069
256 Great Valley Parkway                  Malvern, PA                    161,949         1,887,910        2,049,859
205 Great Valley Parkway                  Malvern, PA                  1,369,003         9,629,930       10,998,933
12,14,16 Great Valley Parkway             Malvern, PA                    131,517         1,201,212        1,332,729
155 Great Valley Parkway                  Malvern, PA                    626,068         2,257,560        2,883,628
333 Technology Drive                      Malvern, PA                     90,952         2,377,145        2,468,097
510 Lapp Road                             Malvern, PA                    325,415           897,495        1,222,910
181 Wheeler Court                         Langhorne, PA                  263,490         2,094,122        2,357,612
1100 Wheeler Way                          Langhorne, PA                  151,500         1,189,217        1,340,717
60 Morehall Road                          Malvern, PA                    884,974        13,989,653       14,874,627
905 Airport Road                          West Chester, PA             1,735,012         5,371,955        7,106,967
16 Cabot Boulevard                        Langhorne, PA                  649,743         5,966,093        6,615,836
1 Country View Road                       Malvern, PA                    406,421         4,062,617        4,469,038
2151 Cabot Boulevard                      Langhorne, PA                  389,990         3,714,510        4,104,500
170 South Warner Road                     King of Prussia, PA            555,911         5,582,639        6,138,550
190 South Warner Road                     King of Prussia, PA            560,373         4,746,846        5,307,219
507 Prudential Road                       Horsham, PA                    652,919         6,012,120        6,665,039
100 Witmer Road                           Horsham, PA                  3,764,783        11,450,181       15,214,964
3100 Horizon Drive                        King of Prussia, PA            611,435         1,997,769        2,609,205
3300 Horizon Drive                        King of Prussia, PA            687,878         3,143,819        3,831,697
3500 Horizon Drive                        King of Prussia, PA          1,223,875         2,512,100        3,735,976
200 Chesterfield Parkway                  Malvern, PA                    495,893         2,861,279        3,357,172
767 Electronic Drive                      Horsham, PA                  1,241,970         2,733,851        3,975,821
132 Welsh Road                            Horsham, PA                  1,408,042         3,690,825        5,098,867
5 Country View Road                       Malvern, PA                    786,235         4,862,177        5,648,412
3200 Horizon Drive                        King of Prussia, PA          1,210,136         4,014,561        5,224,697
3000 Horizon Drive                        King of Prussia, PA            946,703         2,092,418        3,039,120
111-195 Witmer Road                       Horsham, PA                    378,205         3,042,988        3,421,193
300 Welsh Road                            Horsham, PA                    180,459         1,559,560        1,740,018
400 Welsh Road                            Horsham, PA                    282,493         3,249,228        3,531,721
8801 Tinicum Boulevard                    Philadelphia, PA               124,062        26,687,939       26,812,001
440 East Swedesford Road                  King of Prussia, PA            717,001         6,261,245        6,978,246
460 East Swedesford Road                  King of Prussia, PA            705,317         5,263,417        5,968,734
50 Morehall Road                          Malvern, PA                  1,337,076        12,559,217       13,896,293
2 Walnut Grove Drive                      Horsham, PA                  1,265,363         8,580,464        9,845,827
200 Gibraltar Road                        Horsham, PA                    638,513         6,487,538        7,126,052


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
220 Gibraltar Road                        Horsham, PA                    629,944         5,778,394        6,408,338
240 Gibraltar Road                        Horsham, PA                    629,944         5,762,958        6,392,902
151 S. Warner Road                        King of Prussia, PA          1,218,086         7,087,359        8,305,445
1 Walnut Grove Drive                      Horsham, PA                  1,058,901         6,388,326        7,447,227
3604 Horizon Drive                        King of Prussia, PA            350,873         1,622,699        1,973,572
3606 Horizon Drive                        King of Prussia, PA            815,855         1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA            952,911        14,270,962       15,223,873
680 Swedesford Road                       King of Prussia, PA            952,361        13,971,346       14,923,707
761 Fifth Avenue                          King of Prussia, PA            256,463         2,426,184        2,682,647
771 Fifth Avenue                          King of Prussia, PA            152,456         1,465,494        1,617,950
1 Great Valley Parkway                    Malvern, PA                    419,460         4,093,368        4,512,828
5 Great Valley Parkway                    Malvern, PA                    684,200         6,564,330        7,248,530
311 Sinclair Road                         Bristol, PA                    277,901         1,598,758        1,876,660
100 Cedar Hollow Road                     Malvern, PA                  1,646,985        15,821,401       17,468,386
3 Country View Road                       Malvern, PA                  1,128,880         4,546,491        5,675,371
425 Technology Drive                      Malvern, PA                    321,473         1,710,130        2,031,603
375 Technology Drive                      Malvern, PA                    234,922         1,721,291        1,956,213
45 Liberty Boulevard                      Malvern, PA                  4,768,152        14,640,333       19,408,485
100 Chesterfield Parkway                  Malvern, PA                  1,349,954         6,645,720        7,995,674
181-187 Gibraltar Road                    Horsham, PA                    360,549         3,693,803        4,054,352
104 Rock Road                             Horsham, PA                    330,111         3,003,681        3,333,792
123-135 Rock Road                         Horsham, PA                    393,019         2,915,514        3,308,533
111-159 Gibraltar Road                    Horsham, PA                    489,032         4,210,960        4,699,992
161-175 Gibraltar Road                    Horsham, PA                    294,673         3,106,542        3,401,215
103-109 Gibraltar Road                    Horsham, PA                    270,906         3,023,061        3,293,967
261-283 Gibraltar Road                    Horsham, PA                    464,871         3,990,308        4,455,179
201-223 Witmer Road                       Horsham, PA                    270,282         3,877,673        4,147,955
231-237 Gibraltar Road                    Horsham, PA                    436,952         4,289,949        4,726,901
100 Gibraltar Road                        Horsham, PA                     38,729           358,432          397,161
101 Gibraltar Road                        Horsham, PA                    731,990         5,943,778        6,675,768
506 Prudential Road                       Horsham, PA                    208,140         1,512,635        1,720,775
113-123 Rock Road                         Horsham, PA                    451,731         3,192,293        3,644,024
101-111 Rock Road                         Horsham, PA                    452,250         3,255,126        3,707,376
120 Gibraltar Road                        Horsham, PA                    558,142         4,900,550        5,458,692
110 Gibraltar Road                        Horsham, PA                    673,041         5,949,644        6,622,685
100-107 Lakeside Drive                    Horsham, PA                    255,528         2,607,194        2,862,722
200-264 Lakeside Drive                    Horsham, PA                    502,705         4,972,421        5,475,126
300-309 Lakeside Drive                    Horsham, PA                    376,475         3,578,985        3,955,460
400-445 Lakeside Drive                    Horsham, PA                    583,628         5,994,494        6,578,122
104 Witmer Road                           Horsham, PA                    189,792         2,115,570        2,305,363
201 Gibraltar Road                        Horsham, PA                    380,127         3,993,624        4,373,751
3600 Horizon Drive                        King of Prussia, PA            236,432         1,876,883        2,113,315
3602 Horizon Drive                        King of Prussia, PA            217,809         1,854,867        2,072,676
3 Franklin Plaza                          Philadelphia, PA             2,514,519        32,205,007       34,719,526
400-500 Brandywine Parkway                West Chester, PA               845,846         7,136,045        7,981,891
600 Brandywine Parkway                    West Chester, PA               664,899         5,611,563        6,276,462
2700 Horizon Drive                        King of Prussia, PA            867,815         3,536,429        4,404,244
2900 Horizon Drive                        King of Prussia, PA            774,095         3,383,826        4,157,922
2500 Renaissance Boulevard                King of Prussia, PA            592,886         2,335,421        2,928,307
2300 Renaissance Boulevard                King of Prussia, PA            574,153         2,568,118        3,142,271
719 Dresher Road                          Horsham, PA                    495,112         3,006,439        3,501,551
2100 Renaissance Boulevard                King of Prussia, PA          1,132,519         9,284,103       10,416,622
4 Walnut Grove                            Horsham, PA                  2,515,115         7,324,042        9,839,158
2250 Hickory Road                         Plymouth Meeting, PA         1,015,851         9,680,731       10,696,582
3400 Horizon Drive                        King of Prussia, PA            776,496         3,594,070        4,370,566
One Ridgewood Place                       Downingtown, PA                422,460         2,340,938        2,763,398
300 Welsh Road                            Horsham, PA                    696,061         3,393,680        4,089,741
600 Chesterfield Parkway                  Malvern, PA                  2,037,812         8,128,083       10,165,895
700 Chesterfield Parkway                  Malvern, PA                  2,037,812         8,141,879       10,179,691
6 Terry Drive                             Newtown, PA                    622,029         2,249,571        2,871,601
2520 Renaissance Boulevard                King of Prussia, PA            978,402         3,913,621        4,892,023
18 Great Valley Parkway                   Malvern, PA                    397,293         4,016,240        4,413,532
700 Dresher Road                          Horsham, PA                  2,565,140         5,533,224        8,098,363
14 Lee Boulevard                          Malvern, PA                    665,053         6,477,686        7,142,739
500 Chesterfield Parkway                  Malvern, PA                    473,139         2,876,167        3,349,306
300-400 Chesterfield Parkway              Malvern, PA                    931,212         4,503,605        5,434,817
150 Mid-Atlantic Parkway                  West Deptford, NJ               88,153           503,505          591,658
51 Haddonfield Road                       Cherry Hill, NJ                248,326         9,461,405        9,709,731
57 Read's Way                             New Castle, DE                 352,736         2,881,178        3,233,914
1370 Imperial Way                         West Deptford, NJ              298,010         4,435,239        4,733,249
8 Stow Road                               Marlton, NJ                    172,945         1,818,038        1,990,983
10 Stow Road                              Marlton, NJ                    147,318         1,521,568        1,668,886
12 Stow Road                              Marlton, NJ                    103,618         1,229,604        1,333,222
14 Stow Road                              Marlton, NJ                     93,418         1,055,792        1,149,210
1300 Metropolitan Avenue                  West Deptford, NJ              221,218         2,016,048        2,237,266
701A Route 73 South                       Marlton, NJ                    271,743         6,008,895        6,280,638
701C Route 73 South                       Marlton, NJ                     96,161         1,655,518        1,751,678
1008 Astoria Boulevard                    Cherry Hill, NJ                 32,698           786,807          819,505
1475 Imperial Way                         West Deptford, NJ               58,606         1,030,961        1,089,567
3000 Atrium Way                           Mt. Laurel, NJ                 512,018         7,611,002        8,123,020
750 Cardinal Drive                        Pureland, NJ                   236,190         2,926,781        3,162,971
11000, 15000, 17000 Commerce Pkwy.        Mt. Laurel, NJ                 456,465         4,917,871        5,374,336
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 362,855         3,516,372        3,879,227
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 290,545         2,909,017        3,199,562
400 Lippincott Drive                      Marlton, NJ                    317,799         3,103,668        3,421,467
406 Lippincott Drive                      Marlton, NJ                    327,554         2,322,002        2,649,556
234 High Hill Road                        Bridgeport, NJ                 250,445         1,812,039        2,062,484
100 Arlington Boulevard                   Bridgeport, NJ                 374,836         4,233,613        4,608,449
100 Berkeley Drive                        Swedesboro, NJ                 401,254         2,132,351        2,533,605


                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
301 Lippincott Drive                      Marlton, NJ                  1,069,837         5,519,315        6,589,152
303 Lippincott Drive                      Marlton, NJ                  1,069,837         5,424,960        6,494,797
510-512 Sharptown Road                    Bridgeport, NJ                 125,410         1,116,798        1,242,207
901 Route 73                              Marlton, NJ                    334,411         2,832,455        3,166,866
1500 Route 73                             Marlton, NJ                    450,558         3,723,751        4,174,309
512 Sharptown Road                        Bridgeport, NJ                 180,468         1,592,810        1,773,278
201 Berkeley Drive                        Bridgeport, NJ                 515,116         3,839,694        4,354,809
404 Lippincott Drive                      Marlton, NJ                    131,896         1,650,044        1,781,940
104 Gaither Drive                         Mt. Laurel, NJ                 136,446         1,369,093        1,505,539
402 Lippincott Drive                      Marlton, NJ                    131,896         1,631,153        1,763,049
300 Commodore Drive                       Bridgeport, NJ                 723,369         4,979,068        5,702,437
3000 Lincoln Drive                        Mt. Laurel, NJ                 284,052         3,688,976        3,973,028
6000 Commerce Parkway                     Mt. Laurel, NJ                 234,151         2,154,427        2,388,578
7000 Commerce Parkway                     Mt. Laurel, NJ                 260,014         2,452,771        2,712,785
8000 Commerce Parkway                     Mt. Laurel, NJ                 234,814         2,098,353        2,333,167
9000 Commerce Parkway                     Mt. Laurel, NJ                 286,587         2,532,716        2,819,303
1000 Briggs Road                          Mt. Laurel, NJ                 288,577         2,814,402        3,102,979
1025 Briggs Road                          Mt. Laurel, NJ                 430,990         3,931,292        4,362,282
1020 Briggs Road                          Mt. Laurel, NJ                 574,983         2,770,780        3,345,763
9 Stow Road                               Marlton, NJ                    654,779         2,014,480        2,669,258
2000 Crawford Place                       Mt. Laurel, NJ                 310,831         3,950,925        4,261,756
1351 Metropolitan Avenue                  Thorofare, NJ                  189,465         1,755,427        1,944,892
650 Grove Road                            Thorofare, NJ                  267,214         2,658,391        2,925,605
400 Grove Road                            Thorofare, NJ                  145,009         1,401,324        1,546,333
5000 Dearborn Court                       Mt. Laurel, NJ               1,057,763         4,313,106        5,370,869
515 Heron Drive                           Bridgeport, NJ                 334,017         2,378,137        2,712,154
500 Sharptown Road                        Pureland, NJ                   302,858         2,698,111        3,000,969
625 Heron Drive                           Bridgeport, NJ                 180,226           913,440        1,093,666
605 Heron Drive                           Bridgeport, NJ                 265,381         1,055,802        1,321,183
510 Heron Drive                           Bridgeport, NJ                 790,335         8,069,031        8,859,366
522 Pedricktown Road                      Bridgeport, NJ                 176,309         1,377,808        1,554,117
530 Pedricktown Road                      Bridgeport, NJ                 350,813         1,932,424        2,283,238
540 Pedricktown Road                      Bridgeport, NJ                 531,280         4,572,481        5,103,761
230 High Hill Road                        Bridgeport, NJ               1,418,000         8,868,726       10,286,726
3 Mallard Court                           Bridgeport, NJ                 417,893         2,455,765        2,873,657
730 Cardinal Drive                        Bridgeport, NJ                 576,598         1,818,505        2,395,103
405 Heron Drive                           Bridgeport, NJ               2,167,471        18,831,390       20,998,861
100 Eagle Road                            Bridgeport, NJ                 256,491         1,453,462        1,709,952
250 High Hill Road                        Bridgeport, NJ                 246,478         2,438,300        2,684,778
508 Center Square Road                    Bridgeport, NJ                 453,341         3,459,188        3,912,528
602 Heron Drive                           Bridgeport, NJ                 524,728         2,246,752        2,771,480
300 Eagle Court                           Bridgeport, NJ               1,135,989         1,886,399        3,022,388
500 Center Square Road                    Bridgeport, NJ               1,338,839         6,204,163        7,543,002
1001 Briggs Road                          Marlton, NJ                    701,705         4,001,403        4,703,109
1960 Cuthbert Boulevard                   Cherry Hill, NJ                321,699         1,328,739        1,650,438
1970 Cuthbert Boulevard                   Cherry Hill, NJ                321,699         1,321,498        1,643,197
10000 & 11000 Route 73                    Marlton, NJ                    716,258         2,922,589        3,638,847
800 Arlington Boulevard                   Logan, NJ                    1,700,348         6,729,706        8,430,054
1655 Valley Center Parkway                Bethlehem, PA                  215,095         1,866,465        2,081,560
6560 Stonegate Drive                      Allentown, PA                  437,122         2,368,188        2,805,310
6370 Hedgewood Drive                      Allentown, PA                  515,707         3,042,510        3,558,217
6390 Hedgewood Drive                      Allentown, PA                  670,819         2,627,537        3,298,356
1495 Valley Center Parkway                Bethlehem, PA                  258,014         3,762,701        4,020,715
6350 Hedgewood Drive                      Allentown, PA                  370,318         3,160,567        3,530,885
6330 Hedgewood Drive                      Allentown, PA                  499,720         4,357,096        4,856,816
1550 Valley Center Parkway                Bethlehem, PA                  188,320         3,181,216        3,369,536
1560 Valley Center Parkway                Bethlehem, PA                  229,301         3,888,881        4,118,182
6580 Snowdrift Road                       Allentown, PA                  367,377         2,502,461        2,869,837
1510 Valley Center Parkway                Bethlehem, PA                  312,873         3,310,010        3,622,883
1530 Valley Center Parkway                Bethlehem, PA                  212,491         2,652,205        2,864,696
6540 Stonegate Drive                      Allentown, PA                  422,730         3,589,990        4,012,720
974 Marcon Boulevard                      Allentown, PA                  144,248         2,124,059        2,268,307
964 Marcon Boulevard                      Allentown, PA                  139,480         1,507,438        1,646,918
764 Roble Road                            Allentown, PA                  141,746           793,490          935,236
3174 Airport Road                         Allentown, PA                   98,986         1,105,398        1,204,384
2196 Avenue C                             Allentown, PA                  107,307         1,195,585        1,302,892
2202 Hangar Place                         Allentown, PA                  138,127         1,306,922        1,445,049
2201 Hangar Place                         Allentown, PA                  129,142         1,408,070        1,537,212
954 Marcon Boulevard                      Allentown, PA                  104,452         1,130,043        1,234,495
57 South Commerce Way                     Allentown, PA                  395,459         2,909,489        3,304,948
754 Roble Road                            Allentown, PA                  163,735         1,863,661        2,027,396
894 Marcon Boulevard                      Allentown, PA                  118,304         1,098,614        1,216,918
744 Roble Road                            Allentown, PA                  161,371         1,914,503        2,075,874
944 Marcon Boulevard                      Allentown, PA                  119,711         1,620,887        1,740,598
1685 Valley Center Parkway                Allentown, PA                  198,482         2,101,841        2,300,323
6520 Stonegate Drive                      Allentown, PA                  948,395         1,320,893        2,269,288
7437 Industrial Boulevard                 Allentown, PA                  726,651         6,435,105        7,161,756
2041 Avenue C                             Allentown, PA                  213,879         1,168,169        1,382,048
2124 Avenue C                             Allentown, PA                  289,529         1,093,852        1,383,381
7339 Industrial Boulevard                 Allentown, PA                1,197,448         5,722,547        6,919,994
7384 Penn Drive                           Allentown, PA                  652,118         2,738,959        3,391,077
7144 Daniels Drive                        Allentown, PA                1,579,169         6,576,732        8,155,901
7620 Cetronia Road                        Allentown, PA                1,093,724         4,201,128        5,294,852
939 Marcon Boulevard                      Allentown, PA                2,220,548         5,259,342        7,479,890
100 Brodhead Road                         Allentown, PA                  429,456         3,107,116        3,536,572
1455 Valley Center Parkway                Bethlehem, PA                  545,173         3,760,041        4,305,214
1640 Valley Center Parkway                Bethlehem, PA                  190,728         2,580,591        2,771,319
1650 Valley Center Parkway                Allentown, PA                  188,896         2,384,039        2,572,935
1660 Valley Center Parkway                Bethlehem, PA                  188,721         2,265,131        2,453,852
400 Nestle Way                            Allentown, PA                8,184,096        26,335,811       34,519,907
83 South Commerce Way                     Bethlehem, PA                  212,744         1,098,440        1,311,184


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
85 South Commerce Way                     Bethlehem, PA                  237,078         1,069,927        1,307,005
87 South Commerce Way                     Bethlehem, PA                  253,886         1,138,811        1,392,696
89 South Commerce Way                     Bethlehem, PA                  367,705         1,710,306        2,078,011
7249 Industrial Boulevard                 Allentown, PA                2,670,673        13,988,804       16,659,477
95 Highland Avenue                        Bethlehem, PA                  430,593         3,480,016        3,910,609
236 Brodhead Road                         Bethlehem, PA                  376,962         4,697,544        5,074,506
1525 Valley Center Parkway                Allentown, PA                  804,104         6,890,590        7,694,694
6620 Grant Way                            Allentown, PA                  430,824         1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                4,174,970        16,184,779       20,359,749
7562 Penn Drive                           Allentown, PA                  269,614           922,843        1,192,457
7277 Williams Avenue                      Allentown, PA                  463,124         1,573,262        2,036,386
7355 Williams Avenue                      Allentown, PA                  489,749         1,787,247        2,276,997
794 Roble Boulevard                       Allentown, PA                1,147,541         6,170,123        7,317,664
6923 Schantz Spring Road                  Allentown, PA                1,127,805         3,348,457        4,476,262
2600 Beltline Avenue                      Reading, PA                    558,903         2,252,359        2,811,262
7132 Daniels Drive                        Allentown, PA                1,696,470         7,340,281        9,036,752
3985 Adler Place                          Bethlehem, PA                  705,367         4,088,117        4,793,485
8014 Industrial Boulevard                 Upper Macungie, PA           3,645,118         9,030,520       12,675,638
180 & 190 Admiral Cochrane Drive          Annapolis, MD                3,752,293        16,136,892       19,889,185
12000,001,040 Indian Creek Court          Beltsville, MD               2,665,835        10,909,871       13,575,706
8280 Patuxent Range Drive                 Columbia, MD                   181,601         1,336,075        1,517,676
7178-80 Columbia Gateway                  Columbia, MD                 1,571,105         5,453,938        7,025,043
9770 Patuxent Woods Drive                 Columbia, MD                   341,663         3,046,382        3,388,045
9780 Patuxent Woods Drive                 Columbia, MD                   218,542         1,948,534        2,167,075
9790 Patuxent Woods Drive                 Columbia, MD                   243,791         2,177,349        2,421,139
9810 Patuxent Woods Drive                 Columbia, MD                   266,684         2,376,814        2,643,497
9800 Patuxent Woods Drive                 Columbia, MD                   299,099         2,666,479        2,965,578
9820 Patuxent Woods Drive                 Columbia, MD                   237,779         2,138,731        2,376,510
9830 Patuxent Woods Drive                 Columbia, MD                   296,262         2,644,631        2,940,894
9050 Red Branch Road                      Columbia, MD                   290,950         2,849,389        3,140,339
4606 Richlynn Drive                       Belcamp, MD                    299,600         1,825,969        2,125,569
8945-8975 Guilford                        Columbia, MD                 2,427,065         7,547,251        9,974,315
7317 Parkway Drive                        Hanover, MD                  1,104,359         1,963,990        3,068,349
9101,9111,9115 Guilford Road              Columbia, MD                   765,953         3,343,752        4,109,705
9125,9135,9145 Guilford Road              Columbia, MD                   920,439         5,569,999        6,490,438
10 South Third Street                     Richmond, VA                    27,970           173,381          201,351
1751 Bluehills Drive                      Roanoke, VA                  1,063,728         8,602,628        9,666,356
4300 Carolina Avenue                      Richmond, VA                 2,009,136        15,337,786       17,346,923
301 Hill Carter Parkway                   Richmond, VA                   659,456         4,899,214        5,558,670
4001 Carolina Avenue                      Richmond, VA                    29,443           248,597          278,040
5600-5626 Eastport Boulevard              Richmond, VA                   489,941         3,764,573        4,254,514
5650-5674 Eastport Boulevard              Richmond, VA                   644,384         4,168,551        4,812,935
5700 Eastport Boulevard                   Richmond, VA                   408,729         2,740,967        3,149,696
11020 Hull Street Road                    Richmond, VA                   427,535           646,199        1,073,734
3432 Holland Road                         Virginia Beach, VA             173,527           801,603          975,130
4880 Cox Road                             Richmond, VA                   743,898         5,664,973        6,408,871
5162 Valleypointe Parkway                 Roanoke, VA                    551,483         2,647,549        3,199,032
4101- 4127 Carolina Avenue                Richmond, VA                   310,854         2,336,735        2,647,589
4201-4261 Carolina Avenue                 Richmond, VA                   693,203         5,449,603        6,142,806
4263-4299 Carolina Avenue                 Richmond, VA                   256,203         3,623,839        3,880,042
4301-4335 Carolina Avenue                 Richmond, VA                   223,696         1,757,039        1,980,735
4337-4379 Carolina Avenue                 Richmond, VA                   325,203         3,114,185        3,439,388
4501-4549 Carolina Avenue                 Richmond, VA                   486,166         3,696,144        4,182,310
4551-4593 Carolina Avenue                 Richmond, VA                   474,360         3,597,434        4,071,794
4601-4643 Carolina Avenue                 Richmond, VA                   652,455         5,098,570        5,751,025
4645-4683 Carolina Avenue                 Richmond, VA                   404,616         3,798,329        4,202,945
4447-4491 Carolina Avenue                 Richmond, VA                   454,056         2,822,016        3,276,072
4401-4445 Carolina Avenue                 Richmond, VA                   615,038         4,595,362        5,210,400
12 S. Third Street                        Richmond, VA                    40,539           190,807          231,346
9601 Cosner Drive                         Fredericksburg, VA             476,262         4,065,136        4,541,398
315 Cardiff Valley Road                   Knoxville, TN                  443,305         2,993,390        3,436,695
2300 East Parham Road                     Richmond, VA                   221,947         1,025,269        1,247,216
5221 Valleypark Drive                     Roanoke, VA                    285,008         1,223,376        1,508,384
5228 Valleypointe Parkway                 Roanoke, VA                    218,663           893,434        1,112,097
5238 Valleypark Drive                     Roanoke, VA                    416,375         1,988,562        2,404,937
5601-5659 Eastport Boulevard              Richmond, VA                   720,100         5,129,827        5,849,927
5900 Eastport Boulevard                   Richmond, VA                   687,898         5,363,069        6,050,968
4717-4729 Eubank Road                     Richmond, VA                   452,263         3,413,263        3,865,526
5251 Concourse Drive                      Roanoke, VA                    217,690         1,579,924        1,797,614
4263F Carolina Avenue                     Richmond, VA                    91,599         1,622,673        1,714,273
4200 Oakleys Court                        Richmond, VA                   459,653         2,500,932        2,960,585
1821 Battery Dantzler Road                Chester, VA                    392,332         3,061,807        3,454,139
5000 Cox Road                             Glen Allen, VA                 771,029         3,710,943        4,481,972
5500 Cox Road                             Richmond, VA                   483,263         2,326,520        2,809,783
510 Eastpark Court                        Sandston, VA                   262,210         2,148,008        2,410,218
520 Eastpark Court                        Sandston, VA                   486,598         4,136,661        4,623,259
13001 Kingston Avenue                     Chester, VA                    376,700         2,029,244        2,405,944
5701-5799 Eastport Boulevard              Richmond, VA                   700,503         5,082,742        5,783,245
4801 Cox Road                             Richmond, VA                 1,075,620         8,856,012        9,931,632
600 HP Way                                Chester, VA                    501,752         7,419,156        7,920,908
500 HP Way                                Chester, VA                    491,919         6,251,800        6,743,719
701 Liberty Way                           Richmond, VA                   545,275         3,967,521        4,512,796
4198 Cox Road                             Glen Allen, VA                 670,292         4,060,115        4,730,407
5310 Valley Park Drive                    Roanoke, VA                    129,220         1,131,385        1,260,605
5305 Valley Park Drive                    Roanoke, VA                    232,074         1,734,293        1,966,367
4510 Cox Road                             Glen Allen, VA               1,010,044         7,225,156        8,235,200
2809 South Lynnhaven Road                 Virginia Beach, VA             953,590         6,494,183        7,447,773
200 Golden Oak Court                      Virginia Beach, VA           1,116,693         7,021,156        8,137,849
208 Golden Oak Court                      Virginia Beach, VA             965,177         6,882,126        7,847,304
1 Enterprise Parkway                      Hampton, VA                    974,675         5,870,729        6,845,404


                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
22 Enterprise Parkway                     Hampton, VA                  1,097,368         6,975,533        8,072,901
530 Eastpark Court                        Sandston, VA                   334,773         2,580,591        2,915,364
484 Viking Drive                          Virginia Beach, VA             891,753         3,735,474        4,627,227
10430 Lakeridge Parkway                   Ashland, VA                    421,267         3,828,614        4,249,881
10456 Lakeridge Parkway                   Ashland, VA                    409,261         3,727,035        4,136,296
3829-3855 Gaskins Road                    Richmond, VA                   364,165         3,270,794        3,634,959
629 Phoenix Drive                         Virginia Beach, VA             371,694         2,125,063        2,496,757
11838 Rock Landing Drive                  Newport News, VA               673,942         2,374,310        3,048,252
11844 Rock Landing Drive                  Newport News, VA               326,774         1,423,323        1,750,097
11846 Rock Landing Drive                  Newport News, VA               299,066         1,467,883        1,766,949
11832 Rock Landing Drive                  Newport News, VA               748,582         5,861,413        6,609,994
5700 Cleveland Street                     Virginia Beach, VA             700,564         9,982,564       10,683,128
801 Liberty Way                           Chester, VA                    780,000         5,538,180        6,318,180
5 Manhattan Square                        Hampton, VA                    212,694         1,494,264        1,706,958
4523 Green Point Drive                    High Point, NC                 223,614         2,032,461        2,256,075
4501 Green Point Drive                    High Point, NC                 320,450         2,264,967        2,585,417
4500 Green Point Drive                    High Point, NC                 231,692         2,056,599        2,288,291
2427 Penny Road                           High Point, NC               1,168,074         6,182,258        7,350,332
4524 Green Point Drive                    High Point, NC                 183,888         2,122,318        2,306,206
4328, 4336 Federal Drive                  High Point, NC                 825,092         7,361,493        8,186,585
200 Centreport Drive                      Greensboro, NC                 332,017         4,045,513        4,377,530
4344 Federal Drive                        High Point, NC                 173,623         2,642,980        2,816,603
202 Centreport Drive                      Greensboro, NC                 549,679         5,644,025        6,193,704
101 Centreport Drive                      Greensboro, NC                 826,237         7,403,026        8,229,263
4000 Piedmont Parkway                     High Point, NC                 597,368         5,161,746        5,759,114
4380 Federal Drive                        High Point, NC                 283,368         2,039,608        2,322,977
4388 Federal Drive                        High Point, NC                 132,655         1,129,542        1,262,196
6532 Judge Adams Road                     Rock Creek, NC                 399,988         3,446,080        3,846,068
6532 Judge Adams Road                     Whitsett, NC                   335,061         4,188,934        4,523,995
3860 Faber Place                          N. Charleston, SC              796,655         2,088,476        2,885,131
4055 Faber Place                          N. Charleston, SC              882,352         4,947,410        5,829,762
3820 Faber Place                          N. Charleston, SC              506,558         2,541,107        3,047,665
3875 Faber Place                          N. Charleston, SC            1,166,052         5,745,327        6,911,379
150 Ridgeview Center Drive                Duncan, SC                     711,353         8,070,965        8,782,318
1320 Garlington Road                      Greenville, SC                 398,539         1,787,871        2,186,410
420 Park Avenue                           Greenville, SC                 522,548         3,291,358        3,813,906
1 Alliance Drive                          Goose Creek, SC                662,422         2,655,438        3,317,860
4160 Mendenhall Oaks Parkway              High Point, NC                 545,627         2,851,364        3,396,991
4194 Mendenhall Oaks Parkway              High Point, NC                 265,991         2,224,106        2,490,097
4196 Mendenhall Oaks Parkway              High Point, NC                 173,889         1,767,234        1,941,123
4170 Mendenhall Oaks Parkway              High Point, NC                 373,503         1,697,735        2,071,238
4180 Mendenhall Oaks Parkway              High Point, NC                 315,614         1,565,526        1,881,140
4050 Piedmont Parkway                     High Point, NC               2,042,159        16,697,397       18,739,555
One Independence Pointe                   Greenville, SC                 784,617         6,355,253        7,139,870
55 Beattie Place                          Greenville, SC               2,645,238        23,879,667       26,524,905
75 Beattie Place                          Greenville, SC               2,408,577        17,701,287       20,109,864
7736 McCloud Road                         Greensboro, NC                 591,795         6,047,856        6,639,651
15 Brendan Way                            Greenville, SC                 614,192         3,496,845        4,111,037
200 Meeting Street                        Charleston, SC               4,027,428        30,604,898       34,632,326
7500 West 110th Street                    Overland Park, KS            2,380,493         9,777,156       12,157,649
8035 Quivira Road                         Lenexa, KS                   1,180,181         4,737,971        5,918,152
4300 Federal Drive                        Greensboro, NC                 276,038         1,599,981        1,876,019
1730 Stebbins Drive                       Houston, TX                    144,016           420,063          564,079
5911-5925 Richard Street                  Jacksonville, FL               286,335           497,306          783,641
8383-8385 Baycenter Road                  Jacksonville, FL                65,329           649,383          714,712
8775 Baypine Road                         Jacksonville, FL               913,264         3,136,335        4,049,599
8539 Western Way                          Jacksonville, FL               631,558         2,891,757        3,523,315
6255 Lake Gray Boulevard                  Jacksonville, FL               811,963         3,393,042        4,205,005
6600-6660 Suemac Place                    Jacksonville, FL               216,014         1,892,629        2,108,643
6800-6850 Suemac Place                    Jacksonville, FL               125,576         1,132,203        1,257,779
8665,8667,8669 Baypine Road               Jacksonville, FL             1,023,514         3,954,909        4,978,423
8540 Baycenter Road                       Jacksonville, FL               450,431         1,366,708        1,817,139
1200 Riverplace Drive                     Jacksonville, FL             1,035,091        19,280,849       20,315,940
8400 Baymeadows Way                       Jacksonville, FL               566,370         2,323,555        2,889,925
8614 Baymeadows Way                       Jacksonville, FL               312,761         1,088,410        1,401,171
5941-5975 Richard Street                  Jacksonville, FL               585,280         1,111,567        1,696,847
7970 Bayberry Road                        Jacksonville, FL               129,979         1,235,513        1,365,492
6000-6030 Bowdendale Avenue               Jacksonville, FL               275,475         1,628,439        1,903,914
7898 Baymeadows Way                       Jacksonville, FL               568,005         1,966,127        2,534,132
5977-6607 Richard Street                  Jacksonville, FL               182,747         1,562,967        1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL               211,449         2,717,747        2,929,196
7954 & 7960 Baymeadows Way                Jacksonville, FL               292,667         2,978,826        3,271,493
8787 Baypine Road                         Jacksonville, FL             2,045,574        35,636,694       37,682,268
7077 Bonneval Road                        Jacksonville, FL               774,020         6,960,260        7,734,280
4190 Belfort Road                         Jacksonville, FL               827,420         7,439,277        8,266,697
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               628,437         4,603,568        5,232,005
7020 AC Skinner Parkway                   Jacksonville, FL               749,811         2,102,973        2,852,784
7040 AC Skinner Parkway                   Jacksonville, FL               853,981         2,962,115        3,816,095
11777 Central Highway                     Jacksonville, FL               192,004         2,255,323        2,447,327
4345 Southpoint Parkway                   Jacksonville, FL               418,093         7,713,217        8,131,311
7016 AC Skinner Parkway                   Jacksonville, FL               602,633         2,320,994        2,923,626
7018 AC Skinner Parkway                   Jacksonville, FL               846,433         4,080,388        4,926,821
7014 AC Skinner Parkway                   Jacksonville, FL               780,486         2,980,338        3,760,824
6620 Southpoint Drive                     Jacksonville, FL               614,602         4,708,557        5,323,159
7980 Bayberry Road                        Jacksonville, FL               330,726         1,355,876        1,686,602
9600 Satellite Boulevard                  Orlando, FL                    252,850         1,346,297        1,599,147
9700 Satellite Boulevard                  Orlando, FL                    405,362         1,158,784        1,564,146
1902 Cypress Lake Drive                   Orlando, FL                    538,512         3,923,494        4,462,006
9550 Satellite Boulevard                  Orlando, FL                    587,320         2,046,698        2,634,018
8250 & 8256 Exchange Place                Orlando, FL                    622,413         2,587,224        3,209,637


                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
6600 Southpoint Parkway                   Jacksonville, FL             1,002,704         4,302,660        5,305,364
6700 Southpoint Parkway                   Jacksonville, FL               624,214         3,013,926        3,638,140
4801 Executive Park Court - 100           Jacksonville, FL               554,542         2,995,815        3,550,357
4801 Executive Park Court - 200           Jacksonville, FL               370,039         1,995,543        2,365,582
4810 Executive Park Court                 Jacksonville, FL               370,039         3,084,294        3,454,333
6602 Executive Park Court - 100           Jacksonville, FL               388,541         2,158,165        2,546,706
6602 Executive Park Court - 200           Jacksonville, FL               296,032         1,598,285        1,894,317
6631 Executive Park Court - 100           Jacksonville, FL               251,627         1,356,885        1,608,512
6631 Executive Park Court - 200           Jacksonville, FL               407,043         2,206,286        2,613,329
4815 Executive Park Court - 100           Jacksonville, FL               366,339         1,975,761        2,342,100
4815 Executive Park Court - 200           Jacksonville, FL               462,549         2,623,954        3,086,503
4825 Executive Park Court                 Jacksonville, FL               601,401         3,247,286        3,848,687
4820 Executive Park Court                 Jacksonville, FL               555,213         3,109,213        3,664,426
10511 & 10611 Satellite Boulevard         Orlando, FL                    522,992         2,734,454        3,257,445
1400-1440 Central Florida Parkway         Orlando, FL                    518,043         2,628,760        3,146,803
6601 Executive Park Circle North          Jacksonville, FL               551,250         3,129,001        3,680,251
1300 Riverplace South                     Jacksonville, FL             1,804,258         8,289,445       10,093,702
4901 Belfort Lane                         Jacksonville, FL               877,964         4,202,594        5,080,558
16445 Air Center Boulevard                Houston, TX                    363,339         2,517,549        2,880,888
16405 Air Center Boulevard                Houston, TX                    438,853         3,083,524        3,522,377
2216 Directors Row                        Orlando, FL                    453,918         2,574,300        3,028,218
7460 Chancellor Drive                     Orlando, FL                    266,555         1,149,201        1,415,756
1901 Summit Tower Boulevard               Maitland, FL                 5,998,079        12,671,492       18,669,572
3701-3727 Vineland Road                   Orlando, FL                    767,929         2,142,922        2,910,851
16580 Air Center Boulevard                Houston, TX                    289,000         3,559,857        3,848,858
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,321,109         4,743,826        6,064,935
5501-5502 Pioneer Park Boulevard          Tampa, FL                      262,416         1,711,838        1,974,254
5690-5694 Crenshaw Street                 Tampa, FL                      181,923         1,967,900        2,149,823
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      503,767         2,982,479        3,486,246
8401-8408 Benjamin Road                   Tampa, FL                      789,652         4,761,163        5,550,815
3501 Riga Boulevard                       Tampa, FL                      617,289         3,227,707        3,844,996
111 Kelsey Lane                           Tampa, FL                      359,540         1,626,176        1,985,715
7930, 8010-20 Woodland Center             Tampa, FL                    1,408,478         5,405,227        6,813,705
7920 Woodland Center Boulevard            Tampa, FL                    1,382,648         2,849,780        4,232,428
8154-8198 Woodland Center                 Tampa, FL                      399,088         2,893,792        3,292,880
8112-42 Woodland Center                   Tampa, FL                      513,263         3,243,734        3,756,997
8212 Woodland Center                      Tampa, FL                      820,882         2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                      559,528         4,607,776        5,167,304
7724 Woodland Center Blvd.                Tampa, FL                      235,894         2,088,570        2,324,464
7802-50 Woodland Center Blvd.             Tampa, FL                      506,948         2,361,711        2,868,660
7852-98 Woodland Center Blvd.             Tampa, FL                      506,949         2,310,091        2,817,039
8921 Brittany Way                         Tampa, FL                      254,493         1,892,134        2,146,627
5250 Eagle Trail Drive                    Tampa, FL                      952,860         3,457,917        4,410,777
7725 Woodland Center Blvd.                Tampa, FL                      771,501         3,010,993        3,782,494
8001 Woodland Center Blvd.                Tampa, FL                      438,061         2,143,021        2,581,081
4502 Woodland Corporate Blvd.             Tampa, FL                    1,071,536         3,029,193        4,100,728
1701 Clint Moore Boulevard                Boca Raton, FL               1,430,937         3,083,352        4,514,289
4555 Riverside Drive                      Beach Gardens, FL              806,405         5,798,533        6,604,938
2500 Metrocentre Boulevard                West Palm Beach, FL            238,362         1,557,760        1,796,122
2540 Metrocentre Boulevard                West Palm Beach, FL            165,071         1,318,383        1,483,454
2541 Metrocentre Boulevard                West Palm Beach, FL            145,091         1,035,769        1,180,860
2580 Metrocentre Boulevard                West Palm Beach, FL            256,478         1,673,780        1,930,258
2581 Metrocentre Boulevard                West Palm Beach, FL            189,359         1,235,802        1,425,161
1101 Northpoint Parkway                   West Palm Beach, FL            258,606         1,548,241        1,806,847
3223 Commerce Place                       West Palm Beach, FL            501,843         2,033,188        2,535,031
801 Northpoint Parkway                    West Palm Beach, FL            459,284         2,605,751        3,065,035
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             625,110         4,344,308        4,969,419
6500 NW 12th Avenue                       Ft. Lauderdale, FL                   -         3,082,231        3,082,231
6600 NW 12th Avenue                       Ft. Lauderdale, FL                   -         3,103,757        3,103,757
1500 SW 5th Court                         Pompano Beach, FL              972,232         3,926,363        4,898,595
1651 SW 5th Court                         Pompano Beach, FL              203,247           837,269        1,040,516
1601 SW 5th Court                         Pompano Beach, FL              203,247           861,598        1,064,846
1501 SW 5th Court                         Pompano Beach, FL              203,247           833,257        1,036,504
1400 SW 6th Court                         Pompano Beach, FL            1,157,049         4,661,855        5,818,905
1405 SW 6th Court                         Pompano Beach, FL              392,138         1,585,425        1,977,563
595 SW 13th Terrace                       Pompano Beach, FL              359,933         1,445,338        1,805,271
601 SW 13th Terrace                       Pompano Beach, FL              164,413           680,559          844,971
605 SW 16th Terrace                       Pompano Beach, FL              310,178         1,239,970        1,550,148
2440-2478 Metrocentre Boulevard           West Palm Beach, FL            470,214         2,151,139        2,621,353
951 Broken Sound Parkway                  Boca Raton, FL               1,426,251         6,210,753        7,637,004
3400 Lakeside Drive                       Miramar, FL                  2,022,153        11,707,187       13,729,341
3450 Lakeside Drive                       Miramar, FL                  2,022,152        11,525,215       13,547,367
13650 NW 8th Street                       Sunrise, FL                    558,251         2,194,534        2,752,786
13630 NW 8th Street                       Sunrise, FL                    659,825         2,735,459        3,395,284
777 Yamato Road                           Boca Raton, FL               4,501,247        18,067,740       22,568,987
1801 Clint Moore Boulevard                Boca Raton, FL               1,065,068         4,615,511        5,680,580
6601-6625 W. 78th Street                  Bloomington, MN              2,310,246        38,857,711       41,167,957
2905 Northwest Boulevard                  Plymouth, MN                   516,920         5,112,190        5,629,110
2800 Campus Drive                         Plymouth, MN                   395,366         3,687,367        4,082,733
2955 Xenium Lane                          Plymouth, MN                   151,238         1,466,167        1,617,405
9401-9443 Science Center Drive            New Hope, MN                   510,064         3,976,007        4,486,071
6321-6325 Bury Drive                      Eden Prairie, MN               462,876         4,314,000        4,776,876
7115-7173 Shady Oak Road                  Eden Prairie, MN               454,974         4,420,050        4,875,024
7660-7716 Golden Triangle Drive           Eden Prairie, MN             1,289,215         5,736,974        7,026,189
7400 Flying Cloud Drive                   Eden Prairie, MN               195,982         1,780,705        1,976,687
10301-10305 West 70th Street              Eden Prairie, MN               118,300         1,162,226        1,280,526
10321 West 70th Street                    Eden Prairie, MN               142,399         1,341,407        1,483,806
10333 West 70th Street                    Eden Prairie, MN               108,610         1,026,183        1,134,793
10349-10357 West 70th Street              Eden Prairie, MN               270,584         2,746,668        3,017,252
10365-10375 West 70th Street              Eden Prairie, MN               285,464         2,779,275        3,064,739


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
10393-10394 West 70th Street              Eden Prairie, MN               264,419         2,657,265        2,921,684
7078 Shady Oak Road                       Eden Prairie, MN               336,481         3,098,605        3,435,086
10400 Viking Drive                        Eden Prairie, MN             2,938,372        21,028,238       23,966,610
5600 & 5610 Rowland Road                  Minnetonka, MN                 829,263         7,537,560        8,366,824
2920 Northwest Boulevard                  Plymouth, MN                   384,236         4,093,866        4,478,102
5400-5500 Feltl Road                      Minnetonka, MN                 883,895         8,108,127        8,992,022
10300 Bren Road                           Minnetonka, MN                 344,614         3,250,231        3,594,844
14630-14650 28th Avenue North             Plymouth, MN                   198,205         1,917,812        2,116,016
7695-7699 Anagram Drive                   Eden Prairie, MN               760,525         3,280,379        4,040,904
7550 Meridian Circle                      Maple Grove, MN                513,250         2,920,798        3,434,048
2800 Northwest Boulevard                  Plymouth, MN                 1,934,438        10,973,101       12,907,539
3255 Neil Armstrong Boulevard             Eagan, MN                    1,131,017         3,377,738        4,508,756
4801 West 81st Street                     Bloomington, MN              1,624,701         2,724,057        4,348,758
8100 Cedar Avenue                         Bloomington, MN                501,313         3,700,697        4,202,010
9600 54th Avenue                          Plymouth, MN                   332,317         3,215,947        3,548,263
7800 Equitable Drive                      Eden Prairie, MN             2,188,525         3,809,885        5,998,410
7905 Fuller Road                          Eden Prairie, MN             1,230,965         4,108,732        5,339,697
9023 Columbine Road                       Eden Prairie, MN             1,956,273         4,626,133        6,582,406
6161 Green Valley Drive                   Bloomington, MN                741,194         4,036,330        4,777,524
4700 Nathan Lane North                    Minneapolis, MN              1,501,308         8,596,224       10,097,532
26911-26957 Northwestern Hwy.             Southfield, MI              11,305,367        67,094,620       78,399,987
1650 Research Drive                       Troy, MI                       763,067         7,264,618        8,027,684
1775 Research Drive                       Troy, MI                       331,422         2,827,913        3,159,335
1875 Research Drive                       Troy, MI                       329,863         2,878,706        3,208,569
1850 Research Drive                       Troy, MI                       781,054         7,542,957        8,324,011
1965 Research Drive                       Troy, MI                       419,090         3,678,267        4,097,358
1960 Research Drive                       Troy, MI                       419,146         3,626,284        4,045,429
27260 Haggerty Road                       Farmington Hills, MI           456,877         4,196,465        4,653,342
27200 Haggerty Road                       Farmington Hills, MI           382,754         3,452,554        3,835,308
27280 Haggerty Road                       Farmington Hills, MI           452,860         4,122,708        4,575,567
27220 Haggerty Road                       Farmington Hills, MI           203,064         1,820,727        2,023,791
27240 Haggerty Road                       Farmington Hills, MI           171,518         1,536,010        1,707,527
27300 Haggerty Road                       Farmington Hills, MI           370,378         3,386,000        3,756,378
1101 Allen Drive                          Troy, MI                        98,148           906,094        1,004,242
1151 Allen Drive                          Troy, MI                       164,487         1,667,505        1,831,991
1300 Rankin Street                        Troy, MI                       134,094         1,237,512        1,371,606
1350 Rankin Street                        Troy, MI                       111,780         1,033,537        1,145,316
1376-1400 Rankin Street                   Troy, MI                       134,296         1,279,641        1,413,936
1352-1374 Rankin Street                   Troy, MI                       153,279         1,413,380        1,566,659
1324-1346 Rankin Street                   Troy, MI                       134,094         1,221,534        1,355,628
1301-1307 Rankin Street                   Troy, MI                       111,780         1,061,820        1,173,600
1409 Allen Drive                          Troy, MI                       142,374         1,483,595        1,625,968
1304 E Maple Road                         Troy, MI                       211,237         2,211,551        2,422,788
1334 Maplelawn Road                       Troy, MI                       124,300         1,123,622        1,247,922
1290 Maplelawn Road                       Troy, MI                        85,325           830,435          915,759
1070 Maplelawn Road                       Troy, MI                        68,564           661,264          729,828
950 Maplelawn Road                        Troy, MI                       252,433         2,289,503        2,541,936
894 Maplelawn Road                        Troy, MI                       181,753         1,649,509        1,831,262
1179 Maplelawn Road                       Troy, MI                        87,849           846,745          934,594
1940 Norwood Drive                        Troy, MI                        86,840           792,180          879,019
1311-1331 Maplelawn Road                  Troy, MI                       125,411         1,139,798        1,265,208
2354 Bellingham Street                    Troy, MI                        87,344           802,467          889,811
2360 Bellingham Street                    Troy, MI                        87,344           845,864          933,207
1911 Ring Drive                           Troy, MI                        86,133           852,122          938,254
26442-26450 Haggerty Road                 Farmington Hills, MI           237,691         2,168,282        2,405,973
26500 Haggerty Road                       Farmington Hills, MI           311,097         2,833,003        3,144,100
26650 Haggerty Road                       Farmington Hills, MI           173,170         1,578,903        1,752,073
26700 Haggerty Road                       Farmington Hills, MI           253,342         2,304,386        2,557,728
26750 Haggerty Road                       Farmington Hills, MI           292,721         2,668,860        2,961,580
26800 Haggerty Road                       Farmington Hills, MI           175,493         1,598,337        1,773,830
26842-26850 Haggerty Road                 Farmington Hills, MI           239,610         2,177,253        2,416,863
26600 Haggerty Road                       Farmington Hills, MI           537,693         2,433,848        2,971,542
50 West Big Bear Road                     Troy, MI                     2,159,678        19,688,016       21,847,694
100 West Big Bear Road                    Troy, MI                     2,113,006        19,298,026       21,411,032
245 Executive Drive                       Brookfield, WI                 577,067         5,363,022        5,940,088
8301 West Parkland Court                  Milwaukee, WI                  358,442         3,337,023        3,695,465
32991 Hamilton Court                      Farmington Hills, MI         1,065,392         4,627,173        5,692,566
7800 N. 113th Street                      Milwaukee, WI                1,711,964         6,898,691        8,610,655
2475-2479 Elliot Avenue                   Troy, MI                       128,808           533,523          662,330
32661 Edward Avenue                       Madison Heights, MI            378,838         2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI            340,398         1,367,820        1,708,218
32751 Edward Avenue                       Madison Heights, MI            151,410           910,417        1,061,827
32853 Edward Avenue                       Madison Heights, MI            138,121           838,253          976,374
555 East Mandoline Avenue                 Madison Heights, MI            140,862           801,637          942,499
599 East Mandoline Avenue                 Madison Heights, MI            132,164           682,284          814,449
749 East Mandoline Avenue                 Madison Heights, MI            144,658           708,968          853,626
750 East Mandoline Avenue                 Madison Heights, MI            151,458           742,062          893,521
900 East Mandoline Avenue                 Madison Heights, MI            157,729           772,787          930,516
949 East Mandoline Avenue                 Madison Heights, MI            137,049           779,239          916,288
32090 John Road                           Madison Heights, MI             70,351           405,861          476,212
31601 Research Park Drive                 Madison Heights, MI            331,179         1,884,474        2,215,653
31651 Research Park Drive                 Madison Heights, MI            194,012         1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI            373,203         1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI            185,845         1,113,364        1,299,209
31751 Research Park Drive                 Madison Heights, MI            194,063         1,302,396        1,496,459
31800 Research Park Drive                 Madison Heights, MI            217,929         1,603,556        1,821,486
800 Tech Row                              Madison Heights, MI            444,977         2,991,675        3,436,653
900 Tech Row                              Madison Heights, MI            155,606           885,589        1,041,194
1000 Tech Row                             Madison Heights, MI            357,897         2,712,929        3,070,826
31771 Sherman Avenue                      Madison Heights, MI            150,944           645,820          796,764


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - CONTINUED
31791 Sherman Avenue                      Madison Heights, MI            105,606           650,505          756,111
31811 Sherman Avenue                      Madison Heights, MI            207,599         1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI            158,483           904,885        1,063,367
31900 Sherman Avenue                      Madison Heights, MI            269,293         1,757,068        2,026,361
800 East Whitcomb Avenue                  Madison Heights, MI            151,704         1,295,565        1,447,269
950 East Whitcomb Avenue                  Madison Heights, MI            113,630         2,164,953        2,278,583
1000 East Whitcomb Avenue                 Madison Heights, MI            113,512         1,065,241        1,178,753
1201 East Whitcomb Avenue                 Madison Heights, MI            302,567         1,239,920        1,542,487
1210 East Whitcomb Avenue                 Madison Heights, MI            121,298           329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI             78,720           412,873          491,593
1280 Kempar Avenue                        Madison Heights, MI            142,305           561,723          704,028
22515 Heslip Drive                        Madison Heights, MI            144,477           345,021          489,498
8400 Lakeview Parkway                     Pleasant Prairie, WI           891,003         4,110,382        5,001,385
8401 Lakeview Parkway                     Pleasant Prairie, WI           648,664         3,518,117        4,166,781
9801 80th Avenue                          Pleasant Prairie, WI         1,689,726         7,976,738        9,666,464
11950 W. Lake Park Drive                  Milwaukee, WI                  394,938         2,449,936        2,844,873
11400 W. Lake Park Drive                  Milwaukee, WI                  443,101         2,483,075        2,926,176
11425 W. Lake Park Drive                  Milwaukee, WI                  385,305         2,446,107        2,831,412
11301 W. Lake Park Drive                  Milwaukee, WI                  619,465         2,706,249        3,325,713
11900 W. Lake Park Drive                  Milwaukee, WI                  350,628         2,864,813        3,215,440
16620-16650 W. Bluemound Road             Brookfield, WI                 586,665         4,397,510        4,984,175
1600-1630 E. Big Beaver Road              Troy, MI                     1,454,406         2,992,985        4,447,391
10 Kings Hill Avenue                      West Malling, UK             1,031,961         6,734,982        7,766,944
18 Kings Hill Avenue                      West Malling, UK             1,382,502         4,921,806        6,304,307
2 Kings Hill Avenue                       West Malling, UK               889,039         5,353,240        6,242,279
25 Kings Hill Avenue                      West Malling, UK             1,345,194         7,890,943        9,236,137
30 Tower View                             West Malling, UK             1,672,506        11,632,891       13,305,397
35 Kings Hill Avenue                      West Malling, UK               820,009         2,917,460        3,737,469
39 Kings Hill Avenue                      West Malling, UK               603,855         3,252,331        3,856,186
50 Gibson Drive                           West Malling, UK                    **         3,710,203        3,710,203
50 Kings Hill Avenue                      West Malling, UK             1,405,632        12,536,715       13,942,347
                                                                    ------------    --------------   --------------
Subtotal Operating Real Estate                                      $411,678,171    $2,593,001,437   $3,004,679,608
                                                                    ============    ==============   ==============

DEVELOPMENT IN PROGRESS
Walnut Grove Land                         Horsham, PA               $  1,939,712      $  6,079,852     $  8,019,564
PNC Bank - Phase II Construction          Philadelphia, PA                 1,026        16,677,921       16,678,947
2201 Renaissance Blvd                     King of Prussia, PA          2,413,514         7,569,152        9,982,666
2540 Renaissance Blvd                     King of Prussia, PA            274,341           388,831          663,172
2560 Renaissance Blvd                     King of Prussia, PA            649,792         1,336,905        1,986,697
Keystone Industrial Park Bldg 1           Bristol, PA                    559,610           691,114        1,250,724
651 Bridgestone Drive                     Allentown, PA                4,308,646        11,972,963       16,281,609
10800 Nuckols Road                        Glen Allen, VA               1,794,162        12,107,585       13,901,747
3955 Faber Place                          Charleston, SC                 547,948         5,333,097        5,881,045
4135 Mendenall Oaks Parkway               High Point, NC                 500,980         2,137,708        2,638,688
3825 Faber Place                          N Charleston, SC               245,367           391,806          637,173
Butler Plaza                              Jacksonville, FL             1,299,201         5,920,088        7,219,289
4905 Belfort Street                       Jacksonville, FL               638,154         2,220,418        2,858,572
7315 Salisbury Road                       Jacksonville, FL               655,491         1,790,324        2,445,815
4630 Woodland Corporate Blvd              Tampa, FL                    1,560,100        11,530,130       13,090,230
Silo Bend 12                              Tampa, FL                      661,680         3,054,786        3,716,466
9001-9015 Brittany Way                    Tampa, FL                      364,514           950,410        1,314,924
Huntington Square Land                    Miramar, FL                  2,980,690        12,690,008       15,670,698
Flying Cloud Building C                   Eden Prairie, MN             1,450,000         1,092,142        2,542,142
West Tech Park Land                       Farmington Hills, MI           535,179         2,131,589        2,666,768
38100 Ecorse Road                         Romulus, MI                  1,033,063         5,252,563        6,285,626
4 Abbey Wood Road                         West Malling, UK             1,710,603         1,426,619        3,137,222
                                                                   --------------     ------------     ------------
Subtotal Development in Progress                                    $ 26,123,772      $112,746,012     $138,869,785
                                                                   ==============     ============     ============

LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $  1,138,244      $          -     $  1,138,244
Renaissance Park Land                     King of Prussia, PA          2,174,017                 -        2,174,016
Keystone Park Land                        Bristol, PA                    756,889                 -          756,889
Peco Lot @Pennsylvania Bus. Campus        Horsham, PA                    192,661                 -          192,661
11 Great Valley Parkway                   Malvern, PA                    687,041                 -          687,041
Commodore Business Park                   Logan Twp., NJ               3,363,407           193,951        3,557,358
Marlton Executive Park Land               Marlton, NJ                    790,361             1,655          792,016
410 Center Square Land                    Logan Twp., NJ                 483,477                 -          483,477
800 Arlington Blvd Expansion Land         Logan, NJ                      701,568                 -          701,568
1015 Briggs Road Land                     Mt Laurel, NJ                  470,660                 -          470,660
Lehigh Valley Corporate Center Land       Bethlehem, PA                1,520,778            29,542        1,550,321
LVCC Phase 2 Land                         Bethlehem, PA                5,036,190           198,500        5,234,690
LV West Land - Lot 5A                     Upper Macungie, PA           5,871,979                 -        5,871,979
Park at Valleypointe Land                 Roanoke, VA                    635,398             4,722          640,120
Fairgrounds Distribution Center Land      Richmond, VA                   127,910             1,197          129,107
Rivers' Bend Land                         Chesterfield, VA             3,320,809         6,286,290        9,607,099
Woodlands Center Land                     Sandston, VA                 1,151,840                 -        1,151,840
501 Liberty Way                           Chesterfield, VA               650,007                 -          650,007
601 Hewlett Packard Way                   Chesterfield, VA               631,906                 -          631,906
6000-98 Eastport Blvd                     Richmond, VA                 1,614,741                 -        1,614,741
Eastport VIII                             Richmond, VA                   382,698                 -          382,698
Eastport IX                               Richmond, VA                   211,627                 -          211,627
Westmoreland Land                         Virginia Beach, VA             872,320                 -          872,320
Central Green Land                        Houston, TX                  1,545,598                 -        1,545,598
Westmoreland III Land                     Virginia Beach, VA             742,497                 -          742,497
Mendenhall Land                           High Point, NC               5,188,034            28,985        5,217,019
Independence Pointe Land                  Greenville, SC               1,466,406                 -        1,466,406


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/99
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT - CONTINUED
Executive Park at Faber Place Land        Charleston, SC                 119,379                 -          119,379
Southchase Business Park Land             Greenville, SC                  77,082                 -           77,082
Woodfield Land                            Greenville, SC                  70,686                 -           70,686
Eagle Hill Business Park Land             High Point, NC                 503,077                 -          503,077
Southpoint Business Park Land             Jacksonville, FL               438,110                 -          438,111
Liberty Business Park Land                Jacksonville, FL               428,708            27,561          456,269
7024 AC Skinner Parkway                   Jacksonville, FL               751,448                 -          751,448
Silo Bend Land                            Tampa, FL                    4,220,015                 -        4,220,015
Exchange Place Land                       Orlando, FL                    202,117                 -          202,117
Belfort Road                              Jacksonville, FL               492,908                 -          492,908
Butler Plaza Land                         Jacksonville, FL             3,194,698               440        3,195,138
Salisbury Road Land                       Jacksonville, FL             1,926,760                 -        1,926,760
South Center Land                         Orlando, FL                  3,302,193                 -        3,302,193
South Center Land                         Orlando, FL                    492,455                 -          492,455
4508 Woodland Corporate Blvd              Tampa, FL                      504,266                 -          504,266
Woodland Corporate Center Land            Tampa, FL                    1,025,593                 -        1,025,593
Pompano Business Park Land - Parcel 2     Boca Raton, FL                 410,912                 -          410,912
Pompano Business Park Land - Parcel 3     Boca Raton, FL                 512,847                 -          512,847
Boca Colannade Land - Yamato Road         Boca Raton, FL               4,190,706                 -        4,190,706
Klodt Land                                Eden Prairie, MN             5,997,226                 -        5,997,226
Flying Cloud Land                         Eden Prairie, MN             6,612,514                 -        6,612,514
Romulus Land                              Romulus, MI                  1,189,765                 -        1,189,765
Victor Corporate Land                     Livonia, MI                  7,011,973                 -        7,011,973
Big Veaver Airport Land                   Troy, MI                    14,818,934                 -       14,818,934
Lakeview Corporate Park Land              Pleasant Prairie, WI         1,393,258                 -        1,393,258
Park Place South Land                     Milwaukee, WI                2,811,647                 -        2,811,647
                                                                    ------------      ------------   --------------

Subtotal Land Held for Development                                  $104,428,342      $  6,772,843     $111,201,186
                                                                    ============      ============   ==============

Total All Properties                                                $542,230,286    $2,712,520,292   $3,254,750,578
                                                                    ============    ==============   ==============

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA               $  1,208,546             1985         40 yrs.
420 Lapp Road                             Malvern, PA                  1,529,778             1989         40 yrs.
747 Dresher Road                          Horsham, PA                  1,005,017             1988         40 yrs.
45-67 Great Valley Parkway                Malvern, PA                  1,584,090             1974         40 yrs.
1180 Church Road                          Lansdale, PA                 4,544,345             1986         40 yrs.
40 Valley Stream Parkway                  Malvern, PA                    665,127             1987         40 yrs.
50 Valley Stream Parkway                  Malvern, PA                    708,397             1987         40 yrs.
20 Valley Stream Parkway                  Malvern, PA                  1,563,902             1987         40 yrs.
800 Town Center Drive                     Langhorne, PA                2,819,310             1987         40 yrs.
11, 15 Great Valley Parkway               Malvern, PA                  8,176,464             1986         40 yrs.
257-275 Great Valley Parkway              Malvern, PA                  1,730,169             1983         40 yrs.
300 Technology Drive                      Malvern, PA                    406,215             1985         40 yrs.
277-293 Great Valley Parkway              Malvern, PA                    701,782             1984         40 yrs.
311 Technology Drive                      Malvern, PA                    801,064             1984         40 yrs.
325 Technology Drive                      Malvern, PA                    680,174             1984         40 yrs.
7 Great Valley Parkway                    Malvern, PA                  1,545,837             1985         40 yrs.
55 Valley Stream Parkway                  Malvern, PA                  1,090,641             1983         40 yrs.
65 Valley Stream Parkway                  Malvern, PA                  1,490,479             1983         40 yrs.
508 Lapp Road                             Malvern, PA                    710,412             1984         40 yrs.
10 Valley Stream Parkway                  Malvern, PA                  1,020,162             1984         40 yrs.
333 Phoenixville Pike                     Malvern, PA                  1,040,688             1985         40 yrs.
30 Great Valley Parkway                   Malvern, PA                    219,540             1975         40 yrs.
75 Great Valley Parkway                   Malvern, PA                    194,605             1977         40 yrs.
27-43 Great Valley Parkway                Malvern, PA                  1,094,836             1977         40 yrs.
77-123 Great Valley Parkway               Malvern, PA                  2,019,687             1978         40 yrs.
260 Great Valley Parkway                  Malvern, PA                    343,626             1979         40 yrs.
256 Great Valley Parkway                  Malvern, PA                    817,778             1980         40 yrs.
205 Great Valley Parkway                  Malvern, PA                  4,247,020             1981         40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                    520,440             1982         40 yrs.
155 Great Valley Parkway                  Malvern, PA                    928,241             1981         40 yrs.
333 Technology Drive                      Malvern, PA                  1,134,581             1987         40 yrs.
510 Lapp Road                             Malvern, PA                    375,464             1983         40 yrs.
181 Wheeler Court                         Langhorne, PA                  304,155             1979         40 yrs.
1100 Wheeler Way                          Langhorne, PA                  161,345             1979         40 yrs.
60 Morehall Road                          Malvern, PA                  2,021,852             1989         40 yrs.
905 Airport Road                          West Chester, PA               799,767             1988         40 yrs.
16 Cabot Boulevard                        Langhorne, PA                  791,394             1972         40 yrs.
1 Country View Road                       Malvern, PA                    526,977             1982         40 yrs.
2151 Cabot Boulevard                      Langhorne, PA                  475,877             1982         40 yrs.
170 South Warner Road                     King of Prussia, PA          1,328,692             1980         40 yrs.
190 South Warner Road                     King of Prussia, PA            760,906             1980         40 yrs.
507 Prudential Road                       Horsham, PA                    751,925             1988         40 yrs.
100 Witmer Road                           Horsham, PA                    879,739             1995         40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES
3100 Horizon Drive                        King of Prussia, PA            252,723             1995         40 yrs.
3300 Horizon Drive                        King of Prussia, PA            338,852             1996         40 yrs.
3500 Horizon Drive                        King of Prussia, PA            240,046             1996         40 yrs.
200 Chesterfield Parkway                  Malvern, PA                  1,355,488             1989         40 yrs.
767 Electronic Drive                      Horsham, PA                    524,321             1996         40 yrs.
132 Welsh Road                            Horsham, PA                    226,098             1997         40 yrs.
5 Country View Road                       Malvern, PA                    532,448             1985         40 yrs.
3200 Horizon Drive                        King of Prussia, PA            482,788             1996         40 yrs.
3000 Horizon Drive                        King of Prussia, PA            124,904             1997         40 yrs.
111-195 Witmer Road                       Horsham, PA                    294,391             1996         40 yrs.
300 Welsh Road                            Horsham, PA                    143,473             1983         40 yrs.
400 Welsh Road                            Horsham, PA                    339,853             1983         40 yrs.
8801 Tinicum Boulevard                    Philadelphia, PA             1,999,432             1997         40 yrs.
440 East Swedesford Road                  King of Prussia, PA            881,141             1988         40 yrs.
460 East Swedesford Road                  King of Prussia, PA            543,670             1988         40 yrs.
50 Morehall Road                          Malvern, PA                  1,111,921             1997         40 yrs.
2 Walnut Grove Drive                      Horsham, PA                    847,510             1989         40 yrs.
200 Gibraltar Road                        Horsham, PA                    528,825             1990         40 yrs.
220 Gibraltar Road                        Horsham, PA                    431,310             1990         40 yrs.
240 Gibraltar Road                        Horsham, PA                    431,105             1990         40 yrs.
151 S. Warner Road                        King of Prussia, PA            532,029             1980         40 yrs.
1 Walnut Grove Drive                      Horsham, PA                    732,165             1986         40 yrs.
3604 Horizon Drive                        King of Prussia, PA            215,157             1997         40 yrs.
3606 Horizon Drive                        King of Prussia, PA            196,456             1997         40 yrs.
650 Swedesford Road                       King of Prussia, PA          1,385,813             1971         40 yrs.
680 Swedesford Road                       King of Prussia, PA          1,408,421             1971         40 yrs.
761 Fifth Avenue                          King of Prussia, PA            139,264             1977         40 yrs.
771 Fifth Avenue                          King of Prussia, PA             86,454             1977         40 yrs.
1 Great Valley Parkway                    Malvern, PA                    276,616             1982         40 yrs.
5 Great Valley Parkway                    Malvern, PA                    429,938             1983         40 yrs.
311 Sinclair Road                         Bristol, PA                     79,538             1997         40 yrs.
100 Cedar Hollow Road                     Malvern, PA                    837,839             1997         40 yrs.
3 Country View Road                       Malvern, PA                    174,025             1997         40 yrs.
425 Technology Drive                      Malvern, PA                    174,955             1997         40 yrs.
375 Technology Drive                      Malvern, PA                    101,737             1997         40 yrs.
45 Liberty Boulevard                      Malvern, PA                    351,296             1997         40 yrs.
100 Chesterfield Parkway                  Malvern, PA                    416,978             1997         40 yrs.
181-187 Gibraltar Road                    Horsham, PA                    225,731             1982         40 yrs.
104 Rock Road                             Horsham, PA                    156,541             1974         40 yrs.
123-135 Rock Road                         Horsham, PA                    190,272             1975         40 yrs.
111-159 Gibraltar Road                    Horsham, PA                    224,498             1981         40 yrs.
161-175 Gibraltar Road                    Horsham, PA                    156,360             1976         40 yrs.
103-109 Gibraltar Road                    Horsham, PA                    164,405             1978         40 yrs.
261-283 Gibraltar Road                    Horsham, PA                    216,662             1978         40 yrs.
201-223 Witmer Road                       Horsham, PA                    174,873             1972         40 yrs.
231-237 Gibraltar Road                    Horsham, PA                    250,787             1981         40 yrs.
100 Gibraltar Road                        Horsham, PA                     18,548             1975         40 yrs.
101 Gibraltar Road                        Horsham, PA                    322,821             1977         40 yrs.
506 Prudential Road                       Horsham, PA                     82,311             1973         40 yrs.
113-123 Rock Road                         Horsham, PA                    159,832             1975         40 yrs.
101-111 Rock Road                         Horsham, PA                    168,192             1975         40 yrs.
120 Gibraltar Road                        Horsham, PA                    290,852             1980         40 yrs.
110 Gibraltar Road                        Horsham, PA                    316,856             1979         40 yrs.
100-107 Lakeside Drive                    Horsham, PA                    149,874             1982         40 yrs.
200-264 Lakeside Drive                    Horsham, PA                    360,031             1982         40 yrs.
300-309 Lakeside Drive                    Horsham, PA                    179,621             1982         40 yrs.
400-445 Lakeside Drive                    Horsham, PA                    458,719             1981         40 yrs.
104 Witmer Road                           Horsham, PA                     75,209             1997         40 yrs.
201 Gibraltar Road                        Horsham, PA                    194,544             1983         40 yrs.
3600 Horizon Drive                        King of Prussia, PA             98,526             1989         40 yrs.
3602 Horizon Drive                        King of Prussia, PA            113,626             1989         40 yrs.
3 Franklin Plaza                          Philadelphia, PA               215,067             1997         40 yrs.
400-500 Brandywine Parkway                West Chester, PA               372,972             1988         40 yrs.
600 Brandywine Parkway                    West Chester, PA               279,588             1988         40 yrs.
2700 Horizon Drive                        King of Prussia, PA            181,339             1997         40 yrs.
2900 Horizon Drive                        King of Prussia, PA            140,894             1997         40 yrs.
2500 Renaissance Boulevard                King of Prussia, PA            104,036             1997         40 yrs.
2300 Renaissance Boulevard                King of Prussia, PA             63,244             1997         40 yrs.
719 Dresher Road                          Horsham, PA                    137,259             1998         40 yrs.
2100 Renaissance Boulevard                King of Prussia, PA            235,533             1998         40 yrs.
4 Walnut Grove                            Horsham, PA                    121,641             1998         40 yrs.
2250 Hickory Road                         Plymouth Meeting, PA           443,235             1998         40 yrs.
3400 Horizon Drive                        King of Prussia, PA            145,050             1998         40 yrs.
One Ridgewood Place                       Downingtown, PA                 92,644             1998         40 yrs.
300 Welsh Road                            Horsham, PA                    118,885             1998         40 yrs.
600 Chesterfield Parkway                  Malvern, PA                    205,664             1998         40 yrs.
700 Chesterfield Parkway                  Malvern, PA                    204,829             1998         40 yrs.
6 Terry Drive                             Newtown, PA                     69,838             1998         40 yrs.
2520 Renaissance Boulevard                King of Prussia, PA             69,239             1998         40 yrs.
18 Great Valley Parkway                   Malvern, PA                     91,771             1999         40 yrs.
700 Dresher Road                          Horsham, PA                    127,403             1999         40 yrs.
14 Lee Boulevard                          Malvern, PA                  1,396,939             1988         40 yrs.
500 Chesterfield Parkway                  Malvern, PA                    812,671             1988         40 yrs.
300-400 Chesterfield Parkway              Malvern, PA                  1,219,710             1988         40 yrs.
150 Mid-Atlantic Parkway                  West Deptford, NJ              234,100             1973         40 yrs.
51 Haddonfield Road                       Cherry Hill, NJ              3,074,406             1986         40 yrs.
57 Read's Way                             New Castle, DE                 952,565             1985         40 yrs.
1370 Imperial Way                         West Deptford, NJ              605,223             1978         40 yrs.
8 Stow Road                               Marlton, NJ                    295,571             1988         40 yrs.
10 Stow Road                              Marlton, NJ                    215,332             1988         40 yrs.
12 Stow Road                              Marlton, NJ                    220,042             1988         40 yrs.
14 Stow Road                              Marlton, NJ                    246,467             1988         40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
1300 Metropolitan Avenue                  West Deptford, NJ              264,656             1972         40 yrs.
701A Route 73 South                       Marlton, NJ                  1,122,881             1987         40 yrs.
701C Route 73 South                       Marlton, NJ                    269,701             1987         40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ                174,019             1973         40 yrs.
1475 Imperial Way                         West Deptford, NJ              139,421             1976         40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ               1,743,929             1987         40 yrs.
750 Cardinal Drive                        Pureland, NJ                   492,657             1989         40 yrs.
11000, 15000, 17000 Commerce Pkwy.        Mt. Laurel, NJ                 787,882             1985         40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 443,165             1985         40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 471,244             1985         40 yrs.
400 Lippincott Drive                      Marlton, NJ                     37,215             1999         40 yrs.
406 Lippincott Drive                      Marlton, NJ                    394,904             1990         40 yrs.
234 High Hill Road                        Bridgeport, NJ                 271,022             1987         40 yrs.
100 Arlington Boulevard                   Bridgeport, NJ                 377,023             1996         40 yrs.
100 Berkeley Drive                        Swedesboro, NJ                 208,590             1990         40 yrs.
301 Lippincott Drive                      Marlton, NJ                    663,214             1988         40 yrs.
303 Lippincott Drive                      Marlton, NJ                    624,248             1988         40 yrs.
510-512 Sharptown Road                    Bridgeport, NJ                 107,409             1984         40 yrs.
901 Route 73                              Marlton, NJ                    267,190             1985         40 yrs.
1500 Route 73                             Marlton, NJ                    396,061             1988         40 yrs.
512 Sharptown Road                        Bridgeport, NJ                 150,015             1984         40 yrs.
201 Berkeley Drive                        Bridgeport, NJ                 101,303             1997         40 yrs.
404 Lippincott Drive                      Marlton, NJ                    172,643             1997         40 yrs.
104 Gaither Drive                         Mt. Laurel, NJ                 104,110             1975         40 yrs.
402 Lippincott Drive                      Marlton, NJ                    143,905             1997         40 yrs.
300 Commodore Drive                       Bridgeport, NJ                 255,816             1997         40 yrs.
3000 Lincoln Drive                        Mt. Laurel, NJ                 309,787             1983         40 yrs.
6000 Commerce Parkway                     Mt. Laurel, NJ                 167,508             1985         40 yrs.
7000 Commerce Parkway                     Mt. Laurel, NJ                 165,415             1984         40 yrs.
8000 Commerce Parkway                     Mt. Laurel, NJ                 134,319             1983         40 yrs.
9000 Commerce Parkway                     Mt. Laurel, NJ                 163,557             1983         40 yrs.
1000 Briggs Road                          Mt. Laurel, NJ                 184,793             1986         40 yrs.
1025 Briggs Road                          Mt. Laurel, NJ                 254,487             1987         40 yrs.
1020 Briggs Road                          Mt. Laurel, NJ                  68,980             1997         40 yrs.
9 Stow Road                               Marlton, NJ                    128,109             1998         40 yrs.
2000 Crawford Place                       Mt. Laurel, NJ                 292,042             1986         40 yrs.
1351 Metropolitan Avenue                  Thorofare, NJ                   98,680             1986         40 yrs.
650 Grove Road                            Thorofare, NJ                  159,128             1986         40 yrs.
400 Grove Road                            Thorofare, NJ                   86,455             1986         40 yrs.
5000 Dearborn Court                       Mt. Laurel, NJ                 196,005             1998         40 yrs.
515 Heron Drive                           Bridgeport, NJ                 103,330             1998         40 yrs.
500 Sharptown Road                        Pureland, NJ                    95,149             1998         40 yrs.
625 Heron Drive                           Bridgeport, NJ                  39,877             1998         40 yrs.
605 Heron Drive                           Bridgeport, NJ                  45,798             1998         40 yrs.
510 Heron Drive                           Bridgeport, NJ                 349,855             1998         40 yrs.
522 Pedricktown Road                      Bridgeport, NJ                  60,039             1998         40 yrs.
530 Pedricktown Road                      Bridgeport, NJ                  84,096             1998         40 yrs.
540 Pedricktown Road                      Bridgeport, NJ                 200,295             1998         40 yrs.
230 High Hill Road                        Bridgeport, NJ                 387,770             1998         40 yrs.
3 Mallard Court                           Bridgeport, NJ                 107,272             1998         40 yrs.
730 Cardinal Drive                        Bridgeport, NJ                  78,998             1998         40 yrs.
405 Heron Drive                           Bridgeport, NJ                 795,100             1998         40 yrs.
100 Eagle Road                            Bridgeport, NJ                  63,270             1998         40 yrs.
250 High Hill Road                        Bridgeport, NJ                 166,596             1998         40 yrs.
508 Center Square Road                    Bridgeport, NJ                 151,429             1998         40 yrs.
602 Heron Drive                           Bridgeport, NJ                  98,132             1998         40 yrs.
300 Eagle Court                           Bridgeport, NJ                  82,198             1998         40 yrs.
500 Center Square Road                    Bridgeport, NJ                 271,050             1998         40 yrs.
1001 Briggs Road                          Marlton, NJ                    172,350             1998         40 yrs.
1960 Cuthbert Boulevard                   Cherry Hill, NJ                 47,587             1998         40 yrs.
1970 Cuthbert Boulevard                   Cherry Hill, NJ                 49,195             1998         40 yrs.
10000 & 11000 Route 73                    Marlton, NJ                    134,022             1998         40 yrs.
800 Arlington Boulevard                   Logan, NJ                      121,837             1998         40 yrs.
1655 Valley Center Parkway                Bethlehem, PA                  354,870             1993         40 yrs.
6560 Stonegate Drive                      Allentown, PA                  592,848             1989         40 yrs.
6370 Hedgewood Drive                      Allentown, PA                  655,646             1990         40 yrs.
6390 Hedgewood Drive                      Allentown, PA                  668,564             1990         40 yrs.
1495 Valley Center Parkway                Bethlehem, PA                  795,381             1990         40 yrs.
6350 Hedgewood Drive                      Allentown, PA                  773,870             1989         40 yrs.
6330 Hedgewood Drive                      Allentown, PA                1,288,167             1988         40 yrs.
1550 Valley Center Parkway                Bethlehem, PA                  750,781             1988         40 yrs.
1560 Valley Center Parkway                Bethlehem, PA                  960,190             1988         40 yrs.
6580 Snowdrift Road                       Allentown, PA                  694,628             1988         40 yrs.
1510 Valley Center Parkway                Bethlehem, PA                  888,936             1988         40 yrs.
1530 Valley Center Parkway                Bethlehem, PA                  675,556             1988         40 yrs.
6540 Stonegate Drive                      Allentown, PA                  975,667             1988         40 yrs.
974 Marcon Boulevard                      Allentown, PA                  677,363             1987         40 yrs.
964 Marcon Boulevard                      Allentown, PA                  562,278             1985         40 yrs.
764 Roble Road                            Allentown, PA                  268,048             1985         40 yrs.
3174 Airport Road                         Allentown, PA                  481,451             1979         40 yrs.
2196 Avenue C                             Allentown, PA                  467,742             1980         40 yrs.
2202 Hangar Place                         Allentown, PA                  551,556             1981         40 yrs.
2201 Hangar Place                         Allentown, PA                  575,751             1987         40 yrs.
954 Marcon Boulevard                      Allentown, PA                  356,070             1981         40 yrs.
57 South Commerce Way                     Allentown, PA                  402,669             1986         40 yrs.
754 Roble Road                            Allentown, PA                  260,179             1986         40 yrs.
894 Marcon Boulevard                      Allentown, PA                  151,831             1986         40 yrs.
744 Roble Road                            Allentown, PA                  273,749             1986         40 yrs.
944 Marcon Boulevard                      Allentown, PA                  240,676             1986         40 yrs.
1685 Valley Center Parkway                Allentown, PA                  249,109             1996         40 yrs.
6520 Stonegate Drive                      Allentown, PA                  124,073             1996         40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
7437 Industrial Boulevard                 Allentown, PA                  946,180             1976         40 yrs.
2041 Avenue C                             Allentown, PA                  145,873             1990         40 yrs.
2124 Avenue C                             Allentown, PA                  128,401             1990         40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  477,178             1996         40 yrs.
7384 Penn Drive                           Allentown, PA                  329,088             1988         40 yrs.
7144 Daniels Drive                        Allentown, PA                  627,838             1975         40 yrs.
7620 Cetronia Road                        Allentown, PA                  475,256             1990         40 yrs.
939 Marcon Boulevard                      Allentown, PA                  580,180             1980         40 yrs.
100 Brodhead Road                         Allentown, PA                  342,499             1990         40 yrs.
1455 Valley Center Parkway                Bethlehem, PA                  455,801             1997         40 yrs.
1640 Valley Center Parkway                Bethlehem, PA                  365,750             1996         40 yrs.
1650 Valley Center Parkway                Allentown, PA                  349,938             1997         40 yrs.
1660 Valley Center Parkway                Bethlehem, PA                  161,654             1996         40 yrs.
400 Nestle Way                            Allentown, PA                2,112,891             1997         40 yrs.
83 South Commerce Way                     Bethlehem, PA                  106,208             1989         40 yrs.
85 South Commerce Way                     Bethlehem, PA                   93,063             1989         40 yrs.
87 South Commerce Way                     Bethlehem, PA                   98,759             1989         40 yrs.
89 South Commerce Way                     Bethlehem, PA                  169,727             1997         40 yrs.
7249 Industrial Boulevard                 Allentown, PA                1,171,230             1988         40 yrs.
95 Highland Avenue                        Bethlehem, PA                  235,515             1985         40 yrs.
236 Brodhead Road                         Bethlehem, PA                  327,131             1994         40 yrs.
1525 Valley Center Parkway                Allentown, PA                  203,456             1997         40 yrs.
6620 Grant Way                            Allentown, PA                  128,298             1989         40 yrs.
700 Nestle Way                            Allentown, PA                  569,355             1997         40 yrs.
7562 Penn Drive                           Allentown, PA                   47,596             1989         40 yrs.
7277 Williams Avenue                      Allentown, PA                   81,009             1989         40 yrs.
7355 Williams Avenue                      Allentown, PA                   81,859             1998         40 yrs.
794 Roble Boulevard                       Allentown, PA                  278,168             1998         40 yrs.
6923 Schantz Spring Road                  Allentown, PA                  155,717             1998         40 yrs.
2600 Beltline Avenue                      Reading, PA                    103,005             1998         40 yrs.
7132 Daniels Drive                        Allentown, PA                  262,608             1998         40 yrs.
3985 Adler Place                          Bethlehem, PA                  160,666             1998         40 yrs.
8014 Industrial Boulevard                 Upper Macungie, PA             131,632             1998         40 yrs.
180 & 190 Admiral Cochrane Drive          Annapolis, MD                4,106,092             1989         40 yrs.
12000,001,040 Indian Creek Court          Beltsville, MD               2,978,477             1986         40 yrs.
8280 Patuxent Range Drive                 Columbia, MD                   611,028             1978         40 yrs.
7178-80 Columbia Gateway                  Columbia, MD                   782,188             1987         40 yrs.
9770 Patuxent Woods Drive                 Columbia, MD                   203,406             1986         40 yrs.
9780 Patuxent Woods Drive                 Columbia, MD                   130,114             1986         40 yrs.
9790 Patuxent Woods Drive                 Columbia, MD                   145,267             1986         40 yrs.
9810 Patuxent Woods Drive                 Columbia, MD                   158,848             1986         40 yrs.
9800 Patuxent Woods Drive                 Columbia, MD                   177,925             1988         40 yrs.
9820 Patuxent Woods Drive                 Columbia, MD                   144,554             1988         40 yrs.
9830 Patuxent Woods Drive                 Columbia, MD                   176,406             1986         40 yrs.
9050 Red Branch Road                      Columbia, MD                   164,824             1972         40 yrs.
4606 Richlynn Drive                       Belcamp, MD                     76,058             1998         40 yrs.
8945-8975 Guilford                        Columbia, MD                   281,659             1998         40 yrs.
7317 Parkway Drive                        Hanover, MD                     53,046             1998         40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD                 1,154,179             1984         40 yrs.
9125,9135,9145 Guilford Road              Columbia, MD                 1,895,580             1983         40 yrs.
10 South Third Street                     Richmond, VA                    19,349             1930         40 yrs.
1751 Bluehills Drive                      Roanoke, VA                  1,010,903             1991         40 yrs.
4300 Carolina Avenue                      Richmond, VA                 1,818,504             1985         40 yrs.
301 Hill Carter Parkway                   Richmond, VA                   584,214             1989         40 yrs.
4001 Carolina Avenue                      Richmond, VA                    40,320             1935         40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA                   471,186             1989         40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA                   548,620             1990         40 yrs.
5700 Eastport Boulevard                   Richmond, VA                   333,062             1990         40 yrs.
11020 Hull Street Road                    Richmond, VA                    76,985             1987         40 yrs.
3432 Holland Road                         Virginia Beach, VA              95,499             1989         40 yrs.
4880 Cox Road                             Richmond, VA                   283,783             1995         40 yrs.
5162 Valleypointe Parkway                 Roanoke, VA                    313,289             1993         40 yrs.
4101- 4127 Carolina Avenue                Richmond, VA                   276,786             1973         40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA                   630,025             1975         40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA                   349,250             1976         40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                   205,302             1978         40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA                   353,792             1979         40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA                   438,198             1981         40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA                   444,072             1982         40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA                   669,594             1985         40 yrs.
4645-4683 Carolina Avenue                 Richmond, VA                 1,040,494             1985         40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA                   345,104             1987         40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA                   546,186             1988         40 yrs.
12 S. Third Street                        Richmond, VA                    22,608             1900         40 yrs.
9601 Cosner Drive                         Fredericksburg, VA             463,537             1995         40 yrs.
315 Cardiff Valley Road                   Knoxville, TN                  363,352             1994         40 yrs.
2300 East Parham Road                     Richmond, VA                   122,143             1988         40 yrs.
5221 Valleypark Drive                     Roanoke, VA                    226,083             1988         40 yrs.
5228 Valleypointe Parkway                 Roanoke, VA                    141,418             1988         40 yrs.
5238 Valleypark Drive                     Roanoke, VA                    260,242             1989         40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA                   627,229             1996         40 yrs.
5900 Eastport Boulevard                   Richmond, VA                   319,658             1997         40 yrs.
4717-4729 Eubank Road                     Richmond, VA                   361,323             1978         40 yrs.
5251 Concourse Drive                      Roanoke, VA                    222,739             1997         40 yrs.
4263F Carolina Avenue                     Richmond, VA                   148,391             1975         40 yrs.
4200 Oakleys Court                        Richmond, VA                   203,191             1990         40 yrs.
1821 Battery Dantzler Road                Chester, VA                    247,683             1990         40 yrs.
5000 Cox Road                             Glen Allen, VA                 302,281             1990         40 yrs.
5500 Cox Road                             Richmond, VA                    89,960             1997         40 yrs.
510 Eastpark Court                        Sandston, VA                   175,322             1989         40 yrs.
520 Eastpark Court                        Sandston, VA                   338,990             1989         40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
13001 Kingston Avenue                     Chester, VA                     89,370             1997         40 yrs.
5701-5799 Eastport Boulevard              Richmond, VA                   290,319             1996         40 yrs.
4801 Cox Road                             Richmond, VA                   344,996             1997         40 yrs.
600 HP Way                                Chesterfield, VA               317,903             1997         40 yrs.
500 HP Way                                Chester, VA                    230,680             1997         40 yrs.
701 Liberty Way                           Richmond, VA                   140,564             1997         40 yrs.
4198 Cox Road                             Glen Allen, VA                 249,608             1984         40 yrs.
5310 Valley Park Drive                    Roanoke, VA                    172,130             1997         40 yrs.
5305 Valley Park Drive                    Roanoke, VA                     58,811             1997         40 yrs.
4510 Cox Road                             Glen Allen, VA                 441,960             1990         40 yrs.
2809 South Lynnhaven Road                 Virginia Beach, VA             331,889             1987         40 yrs.
200 Golden Oak Court                      Virginia Beach, VA             352,098             1988         40 yrs.
208 Golden Oak Court                      Virginia Beach, VA             347,042             1989         40 yrs.
1 Enterprise Parkway                      Hampton, VA                    316,337             1987         40 yrs.
22 Enterprise Parkway                     Hampton, VA                    361,583             1990         40 yrs.
530 Eastpark Court                        Sandston, VA                   190,114             1997         40 yrs.
484 Viking Drive                          Virginia Beach, VA             188,281             1998         40 yrs.
10430 Lakeridge Parkway                   Ashland, VA                    182,900             1998         40 yrs.
10456 Lakeridge Parkway                   Ashland, VA                    179,355             1998         40 yrs.
3829-3855 Gaskins Road                    Richmond, VA                   149,828             1998         40 yrs.
629 Phoenix Drive                         Virginia Beach, VA              92,787             1998         40 yrs.
11838 Rock Landing Drive                  Newport News, VA               101,517             1998         40 yrs.
11844 Rock Landing Drive                  Newport News, VA                61,917             1998         40 yrs.
11846 Rock Landing Drive                  Newport News, VA                37,545             1998         40 yrs.
11832 Rock Landing Drive                  Newport News, VA               161,762             1998         40 yrs.
5700 Cleveland Street                     Virginia Beach, VA             384,258             1998         40 yrs.
801 Liberty Way                           Chester, VA                     56,953             1998         40 yrs.
5 Manhattan Square                        Hampton, VA                      1,167             1999         40 yrs.
4523 Green Point Drive                    High Point, NC                 509,387             1988         40 yrs.
4501 Green Point Drive                    High Point, NC                 510,604             1989         40 yrs.
4500 Green Point Drive                    High Point, NC                 546,329             1989         40 yrs.
2427 Penny Road                           High Point, NC               1,380,371             1990         40 yrs.
4524 Green Point Drive                    High Point, NC                 521,059             1989         40 yrs.
4328, 4336 Federal Drive                  High Point, NC               1,290,363             1995         40 yrs.
200 Centreport Drive                      Greensboro, NC                 536,240             1986         40 yrs.
4344 Federal Drive                        High Point, NC                 288,171             1996         40 yrs.
202 Centreport Drive                      Greensboro, NC                 581,410             1990         40 yrs.
101 Centreport Drive                      Greensboro, NC                 353,914             1996         40 yrs.
4000 Piedmont Parkway                     High Point, NC                 531,201             1997         40 yrs.
4380 Federal Drive                        High Point, NC                 240,159             1997         40 yrs.
4388 Federal Drive                        High Point, NC                 119,153             1997         40 yrs.
6532 Judge Adams Road                     Rock Creek, NC                 212,961             1997         40 yrs.
6532 Judge Adams Road                     Whitsett, NC                    99,537             1997         40 yrs.
3860 Faber Place                          N. Charleston, SC              148,031             1995         40 yrs.
4055 Faber Place                          N. Charleston, SC              338,698             1989         40 yrs.
3820 Faber Place                          N. Charleston, SC              219,773             1993         40 yrs.
3875 Faber Place                          N. Charleston, SC              303,132             1997         40 yrs.
150 Ridgeview Center Drive                Duncan, SC                     539,304             1984         40 yrs.
1320 Garlington Road                      Greenville, SC                 134,023             1986         40 yrs.
420 Park Avenue                           Greenville, SC                 291,906             1986         40 yrs.
1 Alliance Drive                          Goose Creek, SC                 81,632             1997         40 yrs.
4160 Mendenhall Oaks Parkway              High Point, NC                 114,530             1997         40 yrs.
4194 Mendenhall Oaks Parkway              High Point, NC                 101,183             1997         40 yrs.
4196 Mendenhall Oaks Parkway              High Point, NC                 173,811             1997         40 yrs.
4170 Mendenhall Oaks Parkway              High Point, NC                  49,800             1997         40 yrs.
4180 Mendenhall Oaks Parkway              High Point, NC                  77,695             1997         40 yrs.
4050 Piedmont Parkway                     High Point, NC                 591,224             1997         40 yrs.
One Independence Pointe                   Greenville, SC                 330,019             1982         40 yrs.
55 Beattie Place                          Greenville, SC               1,247,598             1986         40 yrs.
75 Beattie Place                          Greenville, SC                 939,798             1987         40 yrs.
7736 McCloud Road                         Greensboro, NC                 303,101             1998         40 yrs.
15 Brendan Way                            Greenville, SC                 138,413             1998         40 yrs.
200 Meeting Street                        Charleston, SC               1,391,414             1998         40 yrs.
7500 West 110th Street                    Overland Park, KS              392,269             1998         40 yrs.
8035 Quivira Road                         Lenexa, KS                     186,899             1998         40 yrs.
4300 Federal Drive                        Greensboro, NC                  50,879             1998         40 yrs.
1730 Stebbins Drive                       Houston, TX                    384,791             1973         40 yrs.
5911-5925 Richard Street                  Jacksonville, FL               242,727             1977         40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL               278,044             1973         40 yrs.
8775 Baypine Road                         Jacksonville, FL               729,574             1989         40 yrs.
8539 Western Way                          Jacksonville, FL               930,298             1987         40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL               933,163             1987         40 yrs.
6600-6660 Suemac Place                    Jacksonville, FL               890,991             1987         40 yrs.
6800-6850 Suemac Place                    Jacksonville, FL               507,443             1973         40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL             1,142,816             1987         40 yrs.
8540 Baycenter Road                       Jacksonville, FL               504,746             1984         40 yrs.
1200 Riverplace Drive                     Jacksonville, FL             6,060,942             1985         40 yrs.
8400 Baymeadows Way                       Jacksonville, FL               661,396             1987         40 yrs.
8614 Baymeadows Way                       Jacksonville, FL               394,161             1986         40 yrs.
5941-5975 Richard Street                  Jacksonville, FL               569,339             1978         40 yrs.
7970 Bayberry Road                        Jacksonville, FL               557,170             1978         40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL               722,568             1979         40 yrs.
7898 Baymeadows Way                       Jacksonville, FL               815,584             1978         40 yrs.
5977-6607 Richard Street                  Jacksonville, FL               860,203             1980         40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL             1,061,751             1981         40 yrs.
7954 & 7960 Baymeadows Way                Jacksonville, FL             1,099,886             1982         40 yrs.
8787 Baypine Road                         Jacksonville, FL            15,157,375             1990         40 yrs.
7077 Bonneval Road                        Jacksonville, FL             1,431,141             1988         40 yrs.
4190 Belfort Road                         Jacksonville, FL             1,521,005             1986         40 yrs.
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               679,976             1987         40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL               298,992             1996         40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
7040 AC Skinner Parkway                   Jacksonville, FL               543,517             1996         40 yrs.
11777 Central Highway                     Jacksonville, FL               457,228             1985         40 yrs.
4345 Southpoint Parkway                   Jacksonville, FL               395,491             1996         40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL               312,964             1996         40 yrs.
7018 AC Skinner Parkway                   Jacksonville, FL               499,170             1997         40 yrs.
7014 AC Skinner Parkway                   Jacksonville, FL               111,513             1996         40 yrs.
6620 Southpoint Drive                     Jacksonville, FL               386,165             1984         40 yrs.
7980 Bayberry Road                        Jacksonville, FL                81,995             1978         40 yrs.
9600 Satellite Boulevard                  Orlando, FL                     84,434             1989         40 yrs.
9700 Satellite Boulevard                  Orlando, FL                     72,567             1989         40 yrs.
1902 Cypress Lake Drive                   Orlando, FL                    216,107             1989         40 yrs.
9550 Satellite Boulevard                  Orlando, FL                    102,537             1997         40 yrs.
8250 & 8256 Exchange Place                Orlando, FL                    151,404             1985         40 yrs.
6600 Southpoint Parkway                   Jacksonville, FL               264,961             1986         40 yrs.
6700 Southpoint Parkway                   Jacksonville, FL               181,659             1987         40 yrs.
4801 Executive Park Court - 100           Jacksonville, FL               173,130             1990         40 yrs.
4801 Executive Park Court - 200           Jacksonville, FL                99,280             1990         40 yrs.
4810 Executive Park Court                 Jacksonville, FL               139,708             1990         40 yrs.
6602 Executive Park Court - 100           Jacksonville, FL               118,169             1993         40 yrs.
6602 Executive Park Court - 200           Jacksonville, FL                79,919             1993         40 yrs.
6631 Executive Park Court - 100           Jacksonville, FL                67,505             1994         40 yrs.
6631 Executive Park Court - 200           Jacksonville, FL               112,194             1994         40 yrs.
4815 Executive Park Court - 100           Jacksonville, FL                98,284             1995         40 yrs.
4815 Executive Park Court - 200           Jacksonville, FL               143,041             1995         40 yrs.
4825 Executive Park Court                 Jacksonville, FL               161,398             1996         40 yrs.
4820 Executive Park Court                 Jacksonville, FL               165,231             1997         40 yrs.
10511 & 10611 Satellite Boulevard         Orlando, FL                    152,768             1985         40 yrs.
1400-1440 Central Florida Parkway         Orlando, FL                    130,685             1962         40 yrs.
6601 Executive Park Circle North          Jacksonville, FL               156,250             1998         40 yrs.
1300 Riverplace South                     Jacksonville, FL               366,524             1998         40 yrs.
4901 Belfort Lane                         Jacksonville, FL               330,190             1998         40 yrs.
16445 Air Center Boulevard                Houston, TX                     99,458             1998         40 yrs.
16405 Air Center Boulevard                Houston, TX                    128,224             1998         40 yrs.
2216 Directors Row                        Orlando, FL                    101,868             1998         40 yrs.
7460 Chancellor Drive                     Orlando, FL                     54,742             1998         40 yrs.
1901 Summit Tower Boulevard               Maitland, FL                   500,691             1998         40 yrs.
3701-3727 Vineland Road                   Orlando, FL                     86,584             1998         40 yrs.
16580 Air Center Boulevard                Houston, TX                     51,789             1999         40 yrs.
4001,4051,4101 Fowler Avenue              Tampa, FL                    1,286,696             1988         40 yrs.
5501-5502 Pioneer Park Boulevard          Tampa, FL                      245,164             1981         40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                      238,668             1979         40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      344,718             1986         40 yrs.
8401-8408 Benjamin Road                   Tampa, FL                      506,724             1986         40 yrs.
3501 Riga Boulevard                       Tampa, FL                      261,990             1983         40 yrs.
111 Kelsey Lane                           Tampa, FL                      155,367             1990         40 yrs.
7930, 8010-20 Woodland Center             Tampa, FL                      359,142             1990         40 yrs.
7920 Woodland Center Boulevard            Tampa, FL                      228,487             1997         40 yrs.
8154-8198 Woodland Center                 Tampa, FL                      196,845             1988         40 yrs.
8112-42 Woodland Center                   Tampa, FL                      218,191             1995         40 yrs.
8212 Woodland Center                      Tampa, FL                      154,872             1996         40 yrs.
131 Kelsey Lane                           Tampa, FL                      271,790             1998         40 yrs.
7724 Woodland Center Blvd.                Tampa, FL                      119,611             1997         40 yrs.
7802-50 Woodland Center Blvd.             Tampa, FL                      197,160             1997         40 yrs.
7852-98 Woodland Center Blvd.             Tampa, FL                      198,394             1997         40 yrs.
8921 Brittany Way                         Tampa, FL                       75,150             1997         40 yrs.
5250 Eagle Trail Drive                    Tampa, FL                      108,818             1998         40 yrs.
7725 Woodland Center Blvd.                Tampa, FL                       49,894             1998         40 yrs.
8001 Woodland Center Blvd.                Tampa, FL                       42,353             1998         40 yrs.
4502 Woodland Corporate Blvd.             Tampa, FL                       12,506             1999         40 yrs.
1701 Clint Moore Boulevard                Boca Raton, FL                 192,757             1985         40 yrs.
4555 Riverside Drive                      Beach Gardens, FL              339,082             1988         40 yrs.
2500 Metrocentre Boulevard                West Palm Beach, FL             90,588             1988         40 yrs.
2540 Metrocentre Boulevard                West Palm Beach, FL             88,686             1988         40 yrs.
2541 Metrocentre Boulevard                West Palm Beach, FL             55,163             1988         40 yrs.
2580 Metrocentre Boulevard                West Palm Beach, FL             97,455             1988         40 yrs.
2581 Metrocentre Boulevard                West Palm Beach, FL             71,915             1988         40 yrs.
1101 Northpoint Parkway                   West Palm Beach, FL             77,448             1998         40 yrs.
3223 Commerce Place                       West Palm Beach, FL             88,765             1998         40 yrs.
801 Northpoint Parkway                    West Palm Beach, FL            130,463             1998         40 yrs.
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             226,384             1985         40 yrs.
6500 NW 12th Avenue                       Ft. Lauderdale, FL             143,262             1998         40 yrs.
6600 NW 12th Avenue                       Ft. Lauderdale, FL             145,368             1998         40 yrs.
1500 SW 5th Court                         Pompano Beach, FL              188,482             1998         40 yrs.
1651 SW 5th Court                         Pompano Beach, FL               39,715             1998         40 yrs.
1601 SW 5th Court                         Pompano Beach, FL               40,677             1998         40 yrs.
1501 SW 5th Court                         Pompano Beach, FL               39,779             1998         40 yrs.
1400 SW 6th Court                         Pompano Beach, FL              223,457             1998         40 yrs.
1405 SW 6th Court                         Pompano Beach, FL               75,505             1998         40 yrs.
595 SW 13th Terrace                       Pompano Beach, FL               69,038             1998         40 yrs.
601 SW 13th Terrace                       Pompano Beach, FL               32,081             1998         40 yrs.
605 SW 16th Terrace                       Pompano Beach, FL               61,926             1998         40 yrs.
2440-2478 Metrocentre Boulevard           West Palm Beach, FL            107,205             1998         40 yrs.
951 Broken Sound Parkway                  Boca Raton, FL                 316,069             1998         40 yrs.
3400 Lakeside Drive                       Miramar, FL                    590,551             1998         40 yrs.
3450 Lakeside Drive                       Miramar, FL                    584,559             1998         40 yrs.
13650 NW 8th Street                       Sunrise, FL                     95,832             1998         40 yrs.
13630 NW 8th Street                       Sunrise, FL                    128,126             1998         40 yrs.
777 Yamato Road                           Boca Raton, FL                 629,763             1998         40 yrs.
1801 Clint Moore Boulevard                Boca Raton, FL                 186,801             1998         40 yrs.
6601-6625 W. 78th Street                  Bloomington, MN              1,122,802             1997         40 yrs.
2905 Northwest Boulevard                  Plymouth, MN                   368,023             1983         40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
2800 Campus Drive                         Plymouth, MN                   250,729             1985         40 yrs.
2955 Xenium Lane                          Plymouth, MN                   114,809             1985         40 yrs.
9401-9443 Science Center Drive            New Hope, MN                   285,337             1989         40 yrs.
6321-6325 Bury Drive                      Eden Prairie, MN               290,224             1988         40 yrs.
7115-7173 Shady Oak Road                  Eden Prairie, MN               304,088             1984         40 yrs.
7660-7716 Golden Triangle Drive           Eden Prairie, MN               514,060             1988         40 yrs.
7400 Flying Cloud Drive                   Eden Prairie, MN               122,372             1987         40 yrs.
10301-10305 West 70th Street              Eden Prairie, MN                78,966             1984         40 yrs.
10321 West 70th Street                    Eden Prairie, MN                91,855             1984         40 yrs.
10333 West 70th Street                    Eden Prairie, MN                70,243             1984         40 yrs.
10349-10357 West 70th Street              Eden Prairie, MN               187,786             1985         40 yrs.
10365-10375 West 70th Street              Eden Prairie, MN               185,255             1985         40 yrs.
10393-10394 West 70th Street              Eden Prairie, MN               182,167             1985         40 yrs.
7078 Shady Oak Road                       Eden Prairie, MN               213,262             1985         40 yrs.
10400 Viking Drive                        Eden Prairie, MN               657,979             1997         40 yrs.
5600 & 5610 Rowland Road                  Minnetonka, MN                 478,459             1988         40 yrs.
2920 Northwest Boulevard                  Plymouth, MN                   262,656             1997         40 yrs.
5400-5500 Feltl Road                      Minnetonka, MN                 385,895             1998         40 yrs.
10300 Bren Road                           Minnetonka, MN                 194,491             1998         40 yrs.
14630-14650 28th Avenue North             Plymouth, MN$                   84,308             1998         40 yrs.
7695-7699 Anagram Drive                   Eden Prairie, MN               136,407             1998         40 yrs.
7550 Meridian Circle                      Maple Grove, MN                115,262             1998         40 yrs.
2800 Northwest Boulevard                  Plymouth, MN                   434,034             1998         40 yrs.
3255 Neil Armstrong Boulevard             Eagan, MN                       84,424             1998         40 yrs.
4801 West 81st Street                     Bloomington, MN                113,150             1998         40 yrs.
8100 Cedar Avenue                         Bloomington, MN                138,554             1998         40 yrs.
9600 54th Avenue                          Plymouth, MN                   123,489             1998         40 yrs.
7800 Equitable Drive                      Eden Prairie, MN               121,871             1998         40 yrs.
7905 Fuller Road                          Eden Prairie, MN               116,493             1998         40 yrs.
9023 Columbine Road                       Eden Prairie, MN                33,619             1998         40 yrs.
6161 Green Valley Drive                   Bloomington, MN                 25,227             1999         40 yrs.
4700 Nathan Lane North                    Minneapolis, MN                 54,109             1999         40 yrs.
26911-26957 Northwestern Hwy.             Southfield, MI               5,036,421             1985         40 yrs.
1650 Research Drive                       Troy, MI                       454,637             1985         40 yrs.
1775 Research Drive                       Troy, MI                       177,203             1985         40 yrs.
1875 Research Drive                       Troy, MI                       177,754             1986         40 yrs.
1850 Research Drive                       Troy, MI                       491,964             1986         40 yrs.
1965 Research Drive                       Troy, MI                       229,489             1987         40 yrs.
1960 Research Drive                       Troy, MI                       228,420             1987         40 yrs.
27260 Haggerty Road                       Farmington Hills, MI           267,372             1983         40 yrs.
27200 Haggerty Road                       Farmington Hills, MI           216,265             1983         40 yrs.
27280 Haggerty Road                       Farmington Hills, MI           250,450             1983         40 yrs.
27220 Haggerty Road                       Farmington Hills, MI           114,018             1985         40 yrs.
27240 Haggerty Road                       Farmington Hills, MI            96,151             1985         40 yrs.
27300 Haggerty Road                       Farmington Hills, MI           224,447             1985         40 yrs.
1101 Allen Drive                          Troy, MI                        50,824             1974         40 yrs.
1151 Allen Drive                          Troy, MI                        88,465             1974         40 yrs.
1300 Rankin Street                        Troy, MI                        69,490             1979         40 yrs.
1350 Rankin Street                        Troy, MI                        58,021             1979         40 yrs.
1376-1400 Rankin Street                   Troy, MI                        71,350             1979         40 yrs.
1352-1374 Rankin Street                   Troy, MI                        79,374             1979         40 yrs.
1324-1346 Rankin Street                   Troy, MI                        68,893             1979         40 yrs.
1301-1307 Rankin Street                   Troy, MI                        62,610             1978         40 yrs.
1409 Allen Drive                          Troy, MI                        81,682             1978         40 yrs.
1304 E Maple Road                         Troy, MI                       117,970             1971         40 yrs.
1334 Maplelawn Road                       Troy, MI                        63,459             1983         40 yrs.
1290 Maplelawn Road                       Troy, MI                        45,766             1984         40 yrs.
1070 Maplelawn Road                       Troy, MI                        36,615             1982         40 yrs.
950 Maplelawn Road                        Troy, MI                       128,961             1982         40 yrs.
894 Maplelawn Road                        Troy, MI                        92,956             1986         40 yrs.
1179 Maplelawn Road                       Troy, MI                        46,877             1984         40 yrs.
1940 Norwood Drive                        Troy, MI                        44,635             1983         40 yrs.
1311-1331 Maplelawn Road                  Troy, MI                        64,229             1986         40 yrs.
2354 Bellingham Street                    Troy, MI                        45,134             1990         40 yrs.
2360 Bellingham Street                    Troy, MI                        45,712             1985         40 yrs.
1911 Ring Drive                           Troy, MI                        45,396             1986         40 yrs.
26442-26450 Haggerty Road                 Farmington Hills, MI           121,778             1988         40 yrs.
26500 Haggerty Road                       Farmington Hills, MI           161,280             1986         40 yrs.
26650 Haggerty Road                       Farmington Hills, MI            88,883             1988         40 yrs.
26700 Haggerty Road                       Farmington Hills, MI           129,746             1986         40 yrs.
26750 Haggerty Road                       Farmington Hills, MI           152,570             1988         40 yrs.
26800 Haggerty Road                       Farmington Hills, MI            90,035             1986         40 yrs.
26842-26850 Haggerty Road                 Farmington Hills, MI           122,664             1988         40 yrs.
26600 Haggerty Road                       Farmington Hills, MI            35,835             1997         40 yrs.
50 West Big Bear Road                     Troy, MI                     1,021,177             1998         40 yrs.
100 West Big Bear Road                    Troy, MI                       969,803             1998         40 yrs.
245 Executive Drive                       Brookfield, WI                 242,554             1998         40 yrs.
8301 West Parkland Court                  Milwaukee, WI                  151,731             1998         40 yrs.
32991 Hamilton Court                      Farmington Hills, MI            84,423             1998         40 yrs.
7800 N. 113th Street                      Milwaukee, WI                  257,888             1998         40 yrs.
2475-2479 Elliot Avenue                   Troy, MI                        18,318             1998         40 yrs.
32661 Edward Avenue                       Madison Heights, MI             82,649             1998         40 yrs.
32701 Edward Avenue                       Madison Heights, MI             48,417             1998         40 yrs.
32751 Edward Avenue                       Madison Heights, MI             40,629             1998         40 yrs.
32853 Edward Avenue                       Madison Heights, MI             34,560             1998         40 yrs.
555 East Mandoline Avenue                 Madison Heights, MI             28,375             1998         40 yrs.
599 East Mandoline Avenue                 Madison Heights, MI             29,126             1998         40 yrs.
749 East Mandoline Avenue                 Madison Heights, MI             25,101             1998         40 yrs.
750 East Mandoline Avenue                 Madison Heights, MI             26,273             1998         40 yrs.
900 East Mandoline Avenue                 Madison Heights, MI             27,361             1998         40 yrs.
949 East Mandoline Avenue                 Madison Heights, MI             27,590             1998         40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - CONTINUED
32090 John Road                           Madison Heights, MI             14,332             1998         40 yrs.
31601 Research Park Drive                 Madison Heights, MI             66,700             1998         40 yrs.
31651 Research Park Drive                 Madison Heights, MI             39,044             1998         40 yrs.
31700 Research Park Drive                 Madison Heights, MI             64,724             1998         40 yrs.
31701 Research Park Drive                 Madison Heights, MI             39,050             1998         40 yrs.
31751 Research Park Drive                 Madison Heights, MI             46,108             1998         40 yrs.
31800 Research Park Drive                 Madison Heights, MI             56,773             1998         40 yrs.
800 Tech Row                              Madison Heights, MI            105,911             1998         40 yrs.
900 Tech Row                              Madison Heights, MI             31,346             1998         40 yrs.
1000 Tech Row                             Madison Heights, MI             93,826             1998         40 yrs.
31771 Sherman Avenue                      Madison Heights, MI             22,866             1998         40 yrs.
31791 Sherman Avenue                      Madison Heights, MI             23,033             1998         40 yrs.
31811 Sherman Avenue                      Madison Heights, MI             41,792             1998         40 yrs.
31831 Sherman Avenue                      Madison Heights, MI             31,905             1998         40 yrs.
31900 Sherman Avenue                      Madison Heights, MI             63,948             1998         40 yrs.
800 East Whitcomb Avenue                  Madison Heights, MI             45,877             1998         40 yrs.
950 East Whitcomb Avenue                  Madison Heights, MI             76,650             1998         40 yrs.
1000 East Whitcomb Avenue                 Madison Heights, MI             37,456             1998         40 yrs.
1201 East Whitcomb Avenue                 Madison Heights, MI             47,181             1998         40 yrs.
1210 East Whitcomb Avenue                 Madison Heights, MI             11,669             1998         40 yrs.
1260 Kempar Avenue                        Madison Heights, MI             16,178             1998         40 yrs.
1280 Kempar Avenue                        Madison Heights, MI             20,153             1998         40 yrs.
22515 Heslip Drive                        Madison Heights, MI             12,046             1998         40 yrs.
8400 Lakeview Parkway                     Pleasant Prairie, WI           113,082             1998         40 yrs.
8401 Lakeview Parkway                     Pleasant Prairie, WI            94,135             1998         40 yrs.
9801 80th Avenue                          Pleasant Prairie, WI           264,861             1998         40 yrs.
11950 W. Lake Park Drive                  Milwaukee, WI                   59,941             1999         40 yrs.
11400 W. Lake Park Drive                  Milwaukee, WI                   62,846             1999         40 yrs.
11425 W. Lake Park Drive                  Milwaukee, WI                   60,225             1999         40 yrs.
11301 W. Lake Park Drive                  Milwaukee, WI                   66,879             1999         40 yrs.
11900 W. Lake Park Drive                  Milwaukee, WI                  106,380             1999         40 yrs.
16620-16650 W. Bluemound Road             Brookfield, WI                  26,812             1999         40 yrs.
1600-1630 E. Big Beaver Road              Troy, MI                        12,363             1999         40 yrs.
10 Kings Hill Ave                         West Malling, UK               256,942             1997         40 yrs.
18 Kings Hill Avenue                      West Malling, UK               112,698             1997         40 yrs.
2 Kings Hill Avenue                       West Malling, UK               530,684             1996         40 yrs.
25 Kings Hill Avenue                      West Malling, UK               850,637             1996         40 yrs.
30 Tower View                             West Malling, UK                80,453             1997         40 yrs.
35 Kings Hill Ave                         West Malling, UK                96,780             1997         40 yrs.
39 Kings Hill Avenue                      West Malling, UK                38,229             1997         40 yrs.
50 Gibson Drive                           West Malling, UK               853,551             1996         40 yrs.
50 Kings Hill Avenue                      West Malling, UK             1,176,145             1996         40 yrs.
                                                                    ------------
Subtotal Operating Real Estate                                      $270,174,031
                                                                    ============

DEVELOPMENT IN PROGRESS
Walnut Grove Land                         Horsham, PA               $          -             1996             N/A
PNC Bank - Phase II Construction          Philadelphia, PA                     -             1998             N/A
2201 Renaissance Blvd                     King of Prussia, PA                  -             1999             N/A
2540 Renaissance Blvd                     King of Prussia, PA                  -             1999             N/A
2560 Renaissance Blvd                     King of Prussia, PA                  -             1999             N/A
Keystone Industrial Park Bldg 1           Bristol, PA                          -             1999             N/A
651 Bridgestone Drive                     Allentown, PA                        -             1999             N/A
10800 Nuckols Road                        Glen Allen, VA                       -             1999             N/A
3955 Faber Place                          Charleston, SC                       -             1998             N/A
4135 Mendenall Oaks Parkway               High Point, NC                       -             1999             N/A
3825 Faber Place N                        Charleston, SC                       -             1999             N/A
Butler Plaza                              Jacksonville, FL                     -             1998             N/A
4905 Belfort Street                       Jacksonville, FL                     -             1999             N/A
7315 Salisbury Road                       Jacksonville, FL                     -             1999             N/A
4630 Woodland Corporate Blvd              Tampa, FL                            -             1998             N/A
Silo Bend 12                              Tampa, FL                            -             1998             N/A
9001-9015 Brittany Way                    Tampa, FL                            -             1999             N/A
Huntington Square Land                    Miramar, FL                          -             1998             N/A
Flying Cloud Building C                   Eden Prairie, MN                     -             1999             N/A
West Tech Park Land (Lot C)               Farmington Hills, MI                 -             1997             N/A
38100 Ecorse Road                         Romulus, MI                          -             1999             N/A
4 Abbey Wood Road                         West Malling, UK                     -             1998             N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

LAND HELD FOR DEVELOPMENT
Gwynedd North Bus Camp Land               Lansdale, PA              $          -             1989             N/A
Renaissance Park Land                     King of Prussia, PA                  -             1998             N/A
Keystone Park Land                        Bristol, PA                          -             1999             N/A
Peco Lot @PBC                             Horsham, PA                          -             1999             N/A
11 Great Valley Parkway                   Malvern, PA                          -             1999             N/A
Commodore Business Park                    Logan Twp., NJ                      -             1995             N/A
Marlton Executive Park Land               Marlton, NJ                          -             1994             N/A
410 Center Square Land                    Logan Township, NJ                   -             1999             N/A
800 Arlington Blvd Expansion Land         Logan, NJ                            -             1999             N/A
1015 Briggs Road Land                     Mt Laurel, NJ                        -             1999             N/A
Lehigh Valley Corporate Center Land       Bethlehem, PA                        -             1987             N/A
LVCC Phase 2 Land                         Bethlehem, PA                        -             1998             N/A
LV West Land - Lot 5A                     Upper Macungie, PA                   -             1998             N/A
Park at Valleypointe Land                 Roanoke, VA                          -             1995             N/A
Fairgrounds Distribution Center Land      Richmond, VA                         -             1995             N/A
Rivers' Bend Land                         Chesterfield Cty, VA                 -             1995             N/A
Woodlands Center Land                     Sandston, VA                         -             1996             N/A


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 1999

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/99      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
LAND HELD FOR DEVELOPMENT - CONTINUED
501 Liberty Way                           Chesterfield City, VA                -             1996             N/A
601 Hewlett Packard Way (HP3)             Chesterfield City, VA                -             1997             N/A
6000-98 Eastport Blvd                     Richmond, VA                         -             1997             N/A
Eastport VIII                             Richmond, VA                         -             1997             N/A
Eastport IX                               Richmond, VA                         -             1997             N/A
Westmoreland Land                         Virginia Beach, VA                   -             1998             N/A
Central Green Land                        Houston, TX                          -             1998             N/A
Westmoreland III Land                     Virginia Beach, VA                   -             1998             N/A
Mendenhall Land                           High Point, NC                       -             1995             N/A
Independence Pointe Land                  Greenville, SC                       -             1997             N/A
Executive Park at Faber Place Land        Charleston, SC                       -             1998             N/A
Southchase Business Park Land             Greenville, SC                       -             1998             N/A
Woodfield Land                            Greenville, SC                       -             1998             N/A
Eagle Hill Business Park Land             High Point, NC                       -             1999             N/A
Southpoint Business Park Land             Jacksonville, FL                     -             1994             N/A
Liberty Business Park Land                Jacksonville, FL                     -             1995             N/A
7024 AC Skinner Parkway                   Jacksonville, FL                     -             1995             N/A
Silo Bend Land (LPDC)                     Tampa, FL                            -             1996             N/A
Exchange Place Land                       Orlando, FL                          -             1997             N/A
Belfort Road                              Jacksonville, FL                     -             1998             N/A
Butler Plaza Land                         Jacksonville, FL                     -             1998             N/A
Salisbury Road Land                       Jacksonville, FL                     -             1998             N/A
South Center Land (LPLP)                  Orlando, FL                          -             1999             N/A
South Center Land (LPDC)                  Orlando, FL                          -             1999             N/A
4508 Woodland Corporate Blvd              Tampa, FL                            -             1999             N/A
Woodland Corporate Center Land            Tampa, FL                            -             1998             N/A
Pompano Business Park Land - Parcel 2     Boca Raton, FL                       -             1998             N/A
Pompano Business Park Land - Parcel 3     Boca Raton, FL                       -             1998             N/A
Boca Colannade Land - Yamato Road         Boca Raton, FL                       -             1998             N/A
Klodt Land                                Eden Prairie, MN                     -             1998             N/A
Flying Cloud Land                         Eden Prairie, MN                     -             1998             N/A
Romulus Land                              Romulus, MI                          -             1998             N/A
Victor Corporate Land                     Livonia, MI                          -             1999             N/A
Big Veaver Airport Land                   Troy, MI                             -             1999             N/A
Lakeview Corporate Park Land              Pleasant Prairie, WI                 -             1999             N/A
Park Place South Land                     Milwaukee, WI                        -             1999             N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ============
Total All Properties                                                $270,174,031
                                                                    ============




                                                            SCHEDULE III

                      LIBERTY PROPERTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------

                                         1999       1998        1997
                                     ----------  ----------  ----------

REAL ESTATE:
 Balance at beginning of year        $3,028,142  $2,106,028  $1,180,385
   Additions                            339,738     944,794     968,567
   Disposition of property             (113,129)    (22,680)    (42,924)
                                     ----------  ----------  ----------

 Balance at end of year              $3,254,751  $3,028,142  $2,106,028
                                     ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year        $  209,023  $  149,311  $  119,151
   Depreciation expense                  74,765      61,679      35,981
   Disposition of property              (13,614)     (1,967)     (5,821)
                                     ----------  ----------  ----------

 Balance at end of year              $  270,174  $  209,023  $  149,311
                                     ==========  ==========  ==========

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

Except as set forth under the caption "Executive Officers" in Part I, the information required by Part III, Items 10, 11, 12 and 13 of Form 10-K, is hereby incorporated by reference to the Trust's definitive proxy statement for its Annual Meeting of Shareholders (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference) presently scheduled for May 17, 2000, which proxy statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than April 29, 2000, in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
------------------------------------------------------------------

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

(A)   1. REPORTS OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust
---------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 1999 and 1998

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 1999, 1998 and 1997

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements - Liberty Property Trust

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership
-----------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
1999 and 1998

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1999, 1998 and 1997

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements - Liberty Property Limited
Partnership

2.   FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1999 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1999 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.   EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

3.1.1 Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on June 25, 1997 (the "June 1997 Form 8-K")).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
3.1.2                 Articles Supplementary to the Amended and Restated
                      Declaration of Trust of the Trust Establishing and Fixing the Rights and Preferences of a Series of Preferred Shares of Beneficial Interest
                      (Incorporated by reference to Exhibit 1 filed with the Trust's Registration Statement on Form 8-
                      A filed with the Commission on August 8, 1997
                      (the "August 1997 Form 8-A")).

3.1.3 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust. (Incorporated by reference to Exhibit
                      3.1.3 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 3l, 1997.)

3.1.4 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "Second Quarter 1999 Form 10-Q")).

3.1.5 Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the "Third Quarter 1997 Form 10-Q")).

3.1.6 First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit
                      3.1.1 filed with the Second Quarter 1999 Form
                      10-Q).

3.1.7 * Amended and Restated Schedule A to the First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating
                      Partnership.

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

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
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

4.7 Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "First Quarter 1998 Form 10-Q)).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
4.8                   Third Supplemental Indenture, dated as of April
                      20, 1999, between the Operating Partnership, as
                      Issuer, and the First National Bank of Chicago, as
                      Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating
                      Partnership(Incorporated by reference to Exhibit 4 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q")).

4.9 Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 10-Q).

4.10 Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 10-Q).

4.11 Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Second Quarter 1998 Form 10-Q)).

4.12 Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1 Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the June 25 Form 8-
                      K).

10.2 Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Second Quarter 1999 Form 10-Q).

10.3 Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.4                  Amended and Restated Limited Partnership
                      Agreements of Pre-existing Pennsylvania
                      Partnerships (Incorporated by reference to Exhibit
                      10.6 filed with the Form S-11).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
10.5                  Agreement of Sale for the Acquisition Properties
                      (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.6                  Option Agreement and Right of First Offer
                      (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.7 Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-
                      11).

10.8 Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit
                      10.1 filed with the Registrants' Current Report on Form 8-K filed with the Commission on March 3,
                      1995).

10.9 Amended and Restated Loan Agreement, dated as of June 16, 1997, by and among the Operating Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions (Incorporated by reference to Exhibit 10 filed with the August 1997 Form 8-A).

10.10 First Amendment to Amended and Restated Loan Agreement, dated as of March 10, 1998, by and among the Operating Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions. (Incorporated by reference to
                      Exhibit 10 filed with the First Quarter 1998 10-
                      Q).

10.11 Term Loan Agreement, dated as of January 15, 1999, among the Operating Partnership, the Trust, the Banks named therein and BankBoston, N.A., as agent for itself and the other lending institutions.

10.12 Senior Management Change of Control Severance Plan. (Incorporated by reference to Exhibit 10 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

12.1 * Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

21 *                  Subsidiaries.

23.1 * Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 * Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

27 *                  Financial Data Schedule (EDGAR version only).

(B)   REPORTS ON FORM 8-K

      None.






* Filed herewith

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIBERTY PROPERTY TRUST


Date:  February 25, 2000        By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                              Chairman of the Board
                              of Trustees and Chief
                              Executive Officer
                              (Principal Executive
/s/ Willard G. Rouse III      Officer)                 February 25, 2000
---------------------------
Willard G. Rouse III

                              Chief Financial Officer
                              and Treasurer (Principal
                              Financial and Accounting
/s/ George J. Alburger, Jr.   Officer)                 February 25, 2000
---------------------------
George J. Alburger, Jr.

/s/ Joseph P. Denny           Trustee                  February 25, 2000
---------------------------
Joseph P. Denny

/s/ M. Leanne Lachman         Trustee                  February 25, 2000
---------------------------
M. Leanne Lachman

/s/ Frederick F. Buchholz     Trustee                  February 25, 2000
---------------------------
Frederick F. Buchholz

/s/ J. Anthony Hayden         Trustee                  February 25, 2000
---------------------------
J. Anthony Hayden

/s/ David L. Lingerfelt       Trustee                  February 25, 2000
---------------------------
David L. Lingerfelt

/s/ John A. Miller            Trustee                  February 25, 2000
---------------------------
John A. Miller, CLU

/s/ Stephen B. Siegel         Trustee                  February 25, 2000
---------------------------
Stephen B. Siegel

/s/ Thomas C. DeLoach, Jr.    Trustee                  February 25, 2000
---------------------------
Thomas C. DeLoach, Jr.

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

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                                BY:  Liberty Property Trust
                                     General Partner



Date:  February 25, 2000       By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                              Trustee of the
/s/ Joseph P. Denny           General Partner          February 25, 2000
---------------------------
Joseph P. Denny

                              Trustee of the
/s/ M. Leanne Lachman         General Partner          February 25, 2000
---------------------------
M. Leanne Lachman

                              Trustee of the
/s/ Frederick F. Buchholz     General Partner          February 25, 2000
---------------------------
Frederick F. Buchholz

                              Trustee of the
/s/ J. Anthony Hayden         General Partner          February 25, 2000
---------------------------
J. Anthony Hayden

                              Trustee of the
/s/ David L. Lingerfelt       General Partner          February 25, 2000
---------------------------
David L. Lingerfelt

                              Trustee of the
/s/ John A. Miller            General Partner          February 25, 2000
---------------------------
John A. Miller, CLU

                              Trustee of the
/s/ Stephen B. Siegel         General Partner          February 25, 2000
---------------------------
Stephen B. Siegel

                              Trustee of the
/s/ Thomas C. DeLoach, Jr.    General Partner          February 25, 2000
---------------------------
Thomas C. DeLoach, Jr.

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------

3.1.7 Amended and Restated Schedule A to the First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating
                      Partnership.

12.1 Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

21                    Subsidiaries.

23.1 Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 Consent of Ernst & Young LLP relating to financial statements of the Operating
                      Partnership.

27                    Financial Data Schedule (EDGAR version only).