Form 10-Q
period 2000-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2000-05-11
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


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

On May 5, 2000, 67,283,326 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.


          LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED MARCH 31,2000

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at March 31, 2000 and December 31, 1999.              4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended March 31,
          2000 and March 31, 1999.                                    5

          Consolidated statements of cash flows of Liberty
          Property Trust for the three months ended March 31,
          2000 and March 31, 1999.                                    6

          Notes to consolidated financial statements for
          Liberty Property Trust.                                     7

          Consolidated balance sheets of Liberty Property
          Limited Partnership at March 31, 2000 and
          December 31, 1999.                                         10

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended March 31, 2000 and March 31, 1999.                   11

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the three months
          ended March 31, 2000 and March 31, 1999.                   12

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                      13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       15

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                       21

Part II.  Other Information
---------------------------

Signatures                                                           24

Exhibit Index                                                        25

-----------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are or will be forward-looking, such as statements relating to business development and development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company"). These risks and uncertainties include, but are not limited to, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to construction and development activities, acquisitions, dispositions, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations to fluctuations in interest rates), the potential for the use of borrowings to make distributions necessary to qualify as a REIT, dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, the potential adverse impact of market interest rates on the market price for the Company's securities.

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         MARCH 31, 2000    DECEMBER 31, 1999
                                                         --------------    -----------------
                                                           (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  427,822          $  411,678
  Buildings and improvements                                2,671,773           2,593,002
  Less accumulated depreciation                              (283,695)           (270,174)
                                                           ----------          ----------
Operating real estate                                       2,815,900           2,734,506

  Development in progress                                     113,330             138,870
  Land held for development                                   123,381             111,201
                                                           ----------          ----------
Net real estate                                             3,052,611           2,984,577

Cash and cash equivalents                                       3,184               9,064
Accounts receivable                                            15,783              13,388
Deferred financing and leasing costs,
  net of accumulated amortization
  (2000, $60,744; 1999, $58,033)                               47,059              46,941
Prepaid expenses and other assets                              64,195              64,163
                                                           ----------          ----------
Total assets                                               $3,182,832          $3,118,133
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  372,642          $  374,825
Unsecured notes                                               985,000             985,000
Credit facility                                               133,000              47,000
Convertible debentures                                         74,466              84,413
Accounts payable                                               17,709              15,599
Accrued interest                                               17,013              22,422
Dividend payable                                               39,235              39,198
Other liabilities                                              60,889              67,558
                                                           ----------          ----------
Total liabilities                                           1,699,954           1,636,015

Minority interest                                             187,285             187,511

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized, issued and outstanding as of
  March 31, 2000 and December 31, 1999                        120,814             120,814
Common shares of beneficial interest, $.001
  par value, 191,200,000 shares authorized,
  67,162,787 (includes 59,100 in treasury) and 67,030,199
  (includes 59,100 in treasury) shares issued and
  outstanding as of March 31, 2000 and December 31, 1999,
  respectively                                                     67                  67
Additional paid-in capital                                  1,199,831           1,196,736
Unearned compensation                                          (2,110)               (743)
Distributions in excess of net income                         (21,682)            (20,940)
Common shares in treasury, at cost, 59,100 shares as of
  March 31, 2000 and December 31, 1999                         (1,327)             (1,327)
                                                           ----------         -----------
Total shareholders' equity                                  1,295,593           1,294,607
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $3,182,832         $ 3,118,133
                                                           ==========         ===========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE                  THREE
                                                       MONTHS ENDED           MONTHS ENDED
                                                      MARCH 31,2000         MARCH 31, 1999
                                                      -------------          --------------
REVENUE
Rental                                                  $  91,972             $  81,468
Operating expense reimbursement                            35,771                29,523
Interest and other                                          1,216                 1,229
                                                        ---------             ---------
Total revenue                                             128,959               112,220
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   24,622                21,193
Real estate taxes                                          12,524                 9,777
Interest expense                                           25,650                23,753
General and administrative                                  4,445                 3,985
Depreciation and amortization                              22,648                20,143
                                                        ---------             ---------
Total operating expenses                                   89,889                78,851
                                                        ---------             ---------
Income before property dispositions
  extraordinary item and minority interest                 39,070                33,369

Gain on property dispositions                               4,353                 1,269
                                                        ---------             ---------
Income before extraordinary item and
  minority interest                                        43,423                34,638

Extraordinary item-loss on extinquishment
  of debt                                                   1,875                     -
                                                        ---------             ---------
Income before minority interest                            41,548                34,638

Minority interest                                           4,679                 2,210
                                                        ---------             ---------
Net income                                                 36,869                32,428

Preferred distributions                                     2,750                 2,750
                                                        ---------             ---------
Income available to common shareholders                 $  34,119             $  29,678
                                                        =========             =========
Earnings per share
   Basic:
   Income before extraordinary item                     $    0.54             $    0.45
   Extraordinary item                                       (0.03)                    -
                                                        ---------             ---------
   Income available to common shareholders              $    0.51             $    0.45
                                                        =========             =========
   Diluted:
   Income before extraordinary item                     $    0.53             $    0.45
   Extraordinary item                                       (0.02)                    -
                                                        ---------             ---------
   Income available to common shareholders              $    0.51             $    0.45
                                                        =========             =========
   Distributions declared per common share              $    0.52             $    0.45
                                                        =========             =========
   Weighted average number of common shares
     Outstanding
     Basic                                                 67,025                66,018
     Diluted                                               67,275                66,177
                                                        =========             =========

See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                          THREE               THREE
                                                       MONTHS ENDED        MONTHS ENDED
                                                      MARCH 31, 2000      MARCH 31, 1999
                                                      --------------      --------------
OPERATING ACTIVITIES
Net income                                              $   36,869           $  32,428
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                           22,648              20,143
    Amortization of deferred financing costs                   880               1,152
    Minority interest in net income                          4,679               2,210
    Gain on sale                                            (4,353)             (1,269)
    Noncash compensation                                     1,182               1,309
    Changes in operating assets and liabilities:
      Accounts receivable                                   (2,395)              5,512
      Prepaid expenses and other assets                       (367)              3,590
      Accounts payable                                       2,110               5,435
      Accrued interest                                      (5,409)             (9,572)
      Other liabilities                                     (6,669)             (7,930)
                                                        ----------           ---------
Net cash provided by operating activities                   49,175              53,008
                                                        ----------           ---------
INVESTING ACTIVITIES
    Investment in properties                               (42,018)           (32,921)
    Proceeds from disposition of properties                 30,743             12,920
    Investment in development in progress                  (47,464)           (50,992)
    Investment in land held for development                (24,937)            (5,654)
    Increase in deferred leasing costs                      (3,479)            (3,288)
                                                        ----------           --------
Net cash used in investing activities                      (87,155)           (79,935)
                                                        ----------           --------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                211                284
    Proceeds from issuance of preferred units                    -                  -
    Purchase of treasury shares                                  -                  -
    Retirement of convertible debentures                    (9,750)                 -
    Proceeds from issuance of unsecured notes                    -            135,000
    Repayment of unsecured notes                                 -                  -
    Repayments of mortgage loans                            (2,183)            (5,538)
    Proceeds from credit facility                           86,000             36,000
    Repayments on credit facility                                -           (103,000)
    Decrease (Increase) in deferred financing costs            162               (808)
    Distributions paid on common shares                    (34,825)           (29,540)
    Distributions paid on preferred shares                  (2,750)            (2,750)
    Distributions paid on units                             (4,765)            (2,386)
                                                        ----------          ---------
Net cash provided by financing activities                   32,100             27,262
(Decrease) increase in cash and cash equivalents            (5,880)               335
Cash and cash equivalents at beginning of period             9,064             14,391
                                                        ----------          ---------
Cash and cash equivalents at end of period              $    3,184          $  14,726
                                                        ==========          =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $    7,062          $       -
Conversion of convertible debentures                           194              4,674
                                                        ==========          =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States ("USGAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by USGAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

The following table sets forth the computation of basic and diluted income per common share for the three-month period ended March 31, 2000 and 1999:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED MARCH 31, 2000                    ENDED MARCH 31, 1999
                      -------------------------------------    -------------------------------------

                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 36,869                                  $ 32,428
Less: Preferred
 distributions            2,750                                     2,750
                        -------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                34,119       67,025       $0.51           29,678        66,018      $ 0.45
                                                                                             ======

Effect of dilutive
 securities
Options                       -          250                            -           159
                       --------       ------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 34,119       67,275       $0.51         $ 29,678        66,177      $ 0.45
                       ========       ======       =====         ========       =======      ======

Diluted income per common share includes the weighted average common shares and the dilutive effect of the outstanding options.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.2% at March 31, 2000. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

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

FOR THE THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $35,374   $10,555   $12,316   $10,752   $9,621       $10,339     $13,958   $24,828    $127,743
Rental property
 expenses and
 real estate taxes         10,584     3,290     3,202     2,567    2,758         2,364       4,895     7,486      37,146

                          -------   -------   -------   -------   ------       -------     -------   -------    --------
Property-level net
 operating income          24,790     7,265     9,114     8,185    6,863         7,975       9,063    17,342      90,597

Other income/expenses, net                                                                                        51,527
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     39,070

Gain on property dispositions                                                                                      4,353

Extraordinary item-loss on extinguishment of debt                                                                  1,875

Minority interest                                                                                                  4,679

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                         $ 34,119
                                                                                                                ========

FOR THE THREE MONTHS ENDED MARCH 31, 1999
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $26,808   $11,655   $10,739   $ 9,978   $ 9,510      $ 9,881     $11,686    $20,734   $110,991
Rental property
 expenses and
 real estate taxes          7,850     3,472     2,377     2,264     2,724        2,296       3,737      6,250     30,970
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          18,958     8,183     8,362     7,714     6,786        7,585       7,949     14,484     80,021

Other income/expenses, net                                                                                        46,652
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     33,369

Gain on property dispositions                                                                                      1,269

Minority interest                                                                                                  2,210

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                          $29,678
                                                                                                                ========

NOTE 4 - SUBSEQUENT EVENTS
--------------------------------

In April 2000, the Company obtained a new, three-year, $450 million unsecured revolving credit facility replacing a $325 million unsecured revolving credit facility due May 2000 and a $90 million term loan due January 2001.

The interest rate on borrowings under the new credit facility fluctuates based upon the Company's ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, the interest rate for borrowings under the new credit facility is 115 basis points over LIBOR.

In April 2000, the Company completed a private placement of 800,000 Series C Cumulative Redeemable Preferred Units of the Operating Partnership. The Series C Preferred Units are payable at the rate of 9.125% per annum of the $25 liquidation preference, and are redeemable at the option of the Company at any time on or after April 18, 2005 at $25 per share.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                   MARCH 31, 2000       DECEMBER 31, 1999
                                                   --------------       -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  427,822          $  411,678
  Buildings and improvements                             2,671,773           2,593,002
  Less accumulated depreciation                           (283,695)           (270,174)
                                                        ----------          ----------

Operating real estate                                    2,815,900           2,734,506

  Development in progress                                  113,330             138,870
  Land held for development                                123,381             111,201
                                                        ----------          ----------
Net real estate                                          3,052,611           2,984,577

Cash and cash equivalents                                    3,184               9,064
Accounts receivable                                         15,783              13,388
Deferred financing and leasing costs,
  net of accumulated amortization
  (2000, $60,744; 1999, $58,033)                            47,059              46,941
Prepaid expenses and other assets                           64,195              64,163
                                                        ----------          ----------
Total assets                                            $3,182,832          $3,118,133
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  372,642          $  374,825
Unsecured notes                                            985,000             985,000
Credit facility                                            133,000              47,000
Convertible debentures                                      74,466              84,413
Accounts payable                                            17,709              15,599
Accrued interest                                            17,013              22,422
Dividend payable                                            39,235              39,198
Other liabilities                                           60,889              67,558
                                                        ----------          ----------
Total liabilities                                        1,699,954           1,636,015

OWNERS' EQUITY
General partner's equity-preferred units                   120,814             120,814
                        -common units                    1,174,779           1,173,793
Limited partners' equity                                   187,285             187,511
                                                        ----------          ----------
Total owners' equity                                     1,482,878           1,482,118
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,182,832          $3,118,133
                                                        ==========          ==========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                            THREE              THREE
                                                         MONTHS ENDED       MONTHS ENDED
                                         MARCH 31, 2000     MARCH 31, 1999
                                                        --------------     --------------
REVENUE
Rental                                                     $  91,972          $  81,468
Operating expense reimbursement                               35,771             29,523
Interest and other                                             1,216              1,229
                                                           ---------          ---------
Total revenue                                                128,959            112,220
                                                           ---------          ---------

OPERATING EXPENSES
Rental property expenses                                      24,622             21,193
Real estate taxes                                             12,524              9,777
Interest expense                                              25,650             23,753
General and administrative                                     4,445              3,985
Depreciation and amortization                                 22,648             20,143
                                                           ---------          ---------
Total operating expenses                                      89,889             78,851
                                                           ---------          ---------
Income before property dispositions
  and extraordinary item                                      39,070             33,369

Gain on property dispositions                                  4,353              1,269
                                                           ---------          ---------
Income before extraordinary item                              43,423             34,638

Extraordinary item-loss on extinguishment
  of debt                                                      1,875                  -
                                                           ---------          ---------

Net income                                                 $  41,548          $  34,638
                                                           =========          =========
Net income allocated to general partner                    $  36,869          $  32,428
                                                           =========          =========
Net income allocated to limited partners                   $   4,679          $   2,210
                                                           =========          =========


See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                               THREE                THREE
                                                           MONTHS ENDED         MONTHS ENDED
                                                          MARCH 31, 2000       MARCH 31, 1999
                                                          --------------       --------------

OPERATING ACTIVITIES
Net income                                                   $  41,548            $  34,638
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                               22,648               20,143
    Amortization of deferred financing costs                       880                1,152
    Gain on sale                                                (4,353)              (1,269)
    Noncash compensation                                         1,182                1,309
    Changes in operating assets and liabilities:
      Accounts receivable                                       (2,395)               5,512
      Prepaid expenses and other assets                           (367)               3,590
      Accounts payable                                           2,110                5,435
      Accrued interest                                          (5,409)              (9,572)
      Other liabilities                                         (6,669)              (7,930)
                                                             ---------            ---------
Net cash provided by operating activities                       49,175               53,008
                                                             ---------            ---------
INVESTING ACTIVITIES
    Investment in properties                                   (42,018)             (32,921)
    Proceeds from disposition of properties                     30,743               12,920
    Investment in development in progress                      (47,464)             (50,992)
    Investment in land held for development                    (24,937)              (5,654)
    Increase in deferred leasing costs                          (3,479)              (3,288)
                                                             ---------            ---------
Net cash used in investing activities                          (87,155)             (79,935)
                                                             ---------            ---------

FINANCING ACTIVITIES
    Retirement of Convertible Debentures                        (9,750)                   -
    Proceeds from issuance of unsecured notes                        -              135,000
    Repayments of unsecured notes                                    -                    -
    Repayments of mortgage loans                                (2,183)              (5,538)
    Proceeds from credit facility                               86,000               36,000
    Repayments on credit facility                                    -             (103,000)
    Decrease (Increase) in deferred financing costs                162                 (808)
    Capital contributions                                          211                  284
    Distributions to partners                                 (42,340)             (34,676)
                                                             ---------             --------
Net cash provided by financing activities                       32,100               27,262

(Decrease) increase in cash and cash equivalents                (5,880)                 335

Cash and cash equivalents at beginning of period                 9,064               14,391
                                                             ---------           ----------
Cash and cash equivalents at end of period                   $   3,184           $   14,726
                                                             =========           ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                             $   7,062            $       -
Conversion of convertible debentures                               194                4,674
                                                             ==========           =========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("USGAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by USGAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.2% at March 31, 2000. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

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

FOR THE THREE MONTHS ENDED MARCH 31, 2000
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues        $ 35,374  $ 10,555  $ 12,316  $ 10,752  $ 9,621    $ 10,339      $ 13,958   $ 24,828   $127,743
Rental property
 expenses and
 real estate taxes         10,584     3,290     3,202     2,567    2,758       2,364         4,895      7,486     37,146
                         --------  --------  --------  --------  -------    --------      --------   --------   --------

Property-level net
 operating income          24,790     7,265     9,114     8,185    6,863       7,975         9,063     17,342     90,597

Other income/expenses, net                                                                                        51,527
                                                                                                                --------

Income before property dispositions and extraordinary item                                                        39,070

Gain on property dispositions                                                                                      4,353

Extraordinary item-loss on extinguishment of debt                                                                  1,875
                                                                                                                --------
Net income                                                                                                      $ 41,548
                                                                                                                ========
Net income allocated to general partners                                                                        $ 36,869
                                                                                                                ========
Net income allocated to limited partners                                                                        $  4,679
                                                                                                                ========

FOR THE THREE MONTHS ENDED MARCH 31, 1999
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real-estate
 related revenues        $ 26,808  $ 11,655  $ 10,739  $  9,978   $  9,510    $  9,881    $ 11,686   $ 20,734  $110,991
Rental property
 expenses and
 real estate taxes          7,850     3,472     2,377     2,264      2,724       2,296       3,737      6,250    30,970
                         --------  --------  --------  --------   --------    --------    --------   --------  --------
Property-level net
 operating income          18,958     8,183     8,362     7,714      6,786       7,585       7,949     14,484    80,021

Other income/expenses, net                                                                                       46,652
                                                                                                               --------

Income before property dispositions and extraordinary item                                                       33,369

Gain on property dispositions                                                                                     1,269

Extraordinary item-loss on extinguishment of debt                                                                     -
                                                                                                               --------
Net income                                                                                                     $ 34,638
                                                                                                               ========
Net income allocated to general partner                                                                        $ 32,428
                                                                                                               ========
Net income allocated to limited partners                                                                       $  2,210
                                                                                                               ========

NOTE 4 - SUBSEQUENT EVENTS
--------------------------------

In April 2000, the Company obtained a new, three-year, $450 million unsecured revolving credit facility replacing a $325 million unsecured revolving credit facility due May 2000 and a $90 million term loan due
January 2001.

The interest rate on borrowings under the new credit facility fluctuates based upon the Company's ratings from Moody's Investors Services, Inc.


("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's").
Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, the interest rate for borrowings under the new credit facility is 115 basis points over LIBOR.

In April 2000, the Company completed a private placement of 800,000
Series C Cumulative Redeemable Preferred Units of the Operating
Partnership. The Series C Preferred Units are payable at the rate of 9.125% per annum of the $25 liquidation preference, and are redeemable at the option of the Company at any time on or after April 18, 2005 at $25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the three-month periods ended
March 31, 2000 and 1999 is included in Note 3 of the Notes to the Liberty
Property Trust and Liberty Property Limited Partnership Financial
Statements, respectively.

In 2000, the Company has continued to pursue development and acquisition opportunities and has continued to focus on increasing the cash flow from its properties in operation by increasing property occupancy and increasing rental rates.

The composition of the Company's properties in operation as of March 31, 2000 and 1999 is as follows (in thousands):


                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                ----------------     ----------------     ----------------
                                   MARCH 31,             MARCH 31,            MARCH 31,
TYPE                             2000     1999         2000     1999        2000     1999
-------------------------       -------  -------     -------  -------     -------  -------
Industrial - Distribution        19,612   19,244      41.6%    42.7%       94.9%    95.7%
Industrial - Flex                12,759   13,213      27.1%    29.4%       93.5%    93.8%
Office                           14,733   12,561      31.3%    27.9%       94.9%    94.2%
                                -------  -------     ------   ------      ------   ------
Total                            47,104   45,018     100.0%   100.0%       94.5%    94.7%
                                =======   ======     ======   ======      ======   ======

The expiring square feet and annual base rent by year for the properties in operation as of March 31, 2000 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2000           1,324      5,227       1,858     14,215      1,921     23,846      5,103     43,288
2001           3,159     13,497       2,002     15,299      1,729     21,781      6,890     50,577
2002           3,312     13,452       1,893     15,287      1,420     17,585      6,625     46,324
2003           1,753      8,461       1,997     17,996      1,360     18,301      5,110     44,758
2004           2,294     11,298       1,480     13,508      1,571     24,046      5,345     48,852
2005           1,866      9,093         702      7,235      1,794     25,177      4,362     41,505
Thereafter     4,912     25,082       1,994     20,831      4,186     68,635     11,092    114,548
              ------     ------      ------    -------     ------    -------     ------    -------
Total         18,620     86,110      11,926    104,371     13,981    199,371     44,527    389,852
              ======     ======      ======    =======     ======    =======     ======    =======


The scheduled deliveries of the 2.5 million square feet of properties under development as of March 31, 2000 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      MARCH 31, 2000      TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
2nd Quarter 2000             -     129      302     431            71.8%            $ 48,700
3rd Quarter 2000             -      55      105     160            46.1%              17,328
4th Quarter 2000             -      15      114     129            43.1%              14,315
1st Quarter 2001           250      65       32     347               -               18,340
Thereafter                 855     174      383   1,412             1.9%              94,038
                        ------  ------  -------  ------           ------          ----------
Total                    1,105     438      936   2,479            18.8%            $192,721
                        ======  ======  =======  ======           ======          ==========

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2000 (unaudited) with the results of operations of the Company for the three months ended March 31, 1999 (unaudited). As a result of the significant level of development acquisition and disposition activities by the Company in 2000 and 1999, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three months ended March 31, 2000 compared to the three months ended March 31, 1999.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $129.0 million from $112.2 million for the three months ended March 31, 2000 compared to the same period in 1999. This increase is primarily due to the increase in the number of properties in operation during the respective periods. As of March 31,

1999, the Company had 625 properties in operation and, as of March 31, 2000, the Company had 645 properties in operation. From January 1, 1999 through March 31, 1999, the Company completed the development on or acquired 19 properties for a Total Investment (as defined below) of approximately $71.2 million. From January 1, 2000 through March 31, 2000, the Company completed the development on or acquired 15 properties for a Total Investment of approximately $130.7 million. Offsetting the increases in the number of properties developed and acquired and the related Total Investments during the periods were property dispositions. From January 1, 1999 through March 31, 1999, the Company sold two properties, for net proceeds of approximately $8.3 million. From January 1, 2000 through March 31, 2000, the Company sold three properties, for net proceeds of approximately $29.4 million. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Rental property and real estate tax expenses increased to $37.1 million from $31.0 million for the three months ended March 31, 2000 compared to the same period in 1999. This increase is due to the increase in the number of properties owned during the respective periods.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 1999) increased to $77.8 million for the three months ended March 31, 2000 from $75.9 million for the three months ended March 31, 1999, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $76.1 million for the three months ended March 31, 2000 from $74.3 million for the three months ended March 31, 1999, without straightlining. These increases of 2.4% and 2.4%, respectively, are due to increases in the rental rates for the properties.

Set forth below is a schedule comparing the property-level operating income for the "Same Store" properties for the three-month periods ended March 31, 2000 and 1999 (in thousands).

                                        WITH STRAIGHTLINING           WITHOUT STRAIGHTLINING
                                  ------------------------------  ------------------------------
                                         THREE MONTHS ENDED               THREE MONTHS ENDED
                                  ------------------------------  ------------------------------
                                  MARCH 31, 2000  MARCH 31, 1999  MARCH 31, 2000  MARCH 31, 1999
                                  --------------  --------------  --------------  --------------
Rental Revenue                      $ 78,910        $ 76,928        $ 77,297        $ 75,356
Operating expense reimbursement       30,493          27,575          30,493          27,575
                                    --------        --------        --------        --------
                                     109,403         104,503         107,790         102,931

Rental property expense               21,121          19,611          21,121          19,611
Real estate taxes                     10,521           8,981          10,521           8,981
                                    --------        --------        --------        --------
Property-level operating income     $ 77,761        $ 75,911        $ 76,148        $ 74,339
                                    ========        ========        ========        ========

General and administrative expenses increased to $4.4 million for the three months ended March 31, 2000 from $4.0 million for the three months ended March 31, 1999. This increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties in operation during the respective periods.

Depreciation and amortization expense increased to $22.6 million for the three months ended March 31, 2000 from $20.1 million for the three months ended March 31, 1999. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased to $25.7 million for the three months ended March 31, 2000 from $23.8 million for the three months ended March 31, 1999. This increase is due to an increase in the average debt outstanding for the respective periods which was $1,528.2 million for the first quarter of 2000 compared to $1,452.7 million for the first quarter of 1999. In addition, the weighted average interest rates for the respective periods have increased from 7.13% to 7.33%.

In the first quarter of 2000, the Company realized a gain on sale of $4.4 million, due to the sale of three properties and one parcel of land for $31.6 million. In the first quarter of 1999, the Company realized a gain on sale of $1.3 million, due to the sale of two properties for $8.7 million.

In the first quarter of 2000, the Company repurchased $9.8 million principal amount of its Exchangeable Subordinated Debentures due 2001 (the "Convertible Debentures"). This resulted in the recognition of an extraordinary loss in the first quarter of 2000 totaling $1.9 million. This loss represented the redemption premium and the write-off of related deferred financing costs. There were no extraordinary items in the first quarter of 1999.

As a result of the foregoing, the Company's income before minority interest increased to $41.5 million for the three months ended
March 31, 2000 from $34.6 million for the three months ended March 31, 1999. In addition, net income increased to $36.9 million for the three months ended March 31, 2000 from $32.4 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $3.2 million.

Net cash flow provided by operating activities decreased to $49.2 million for the three months ended March 31, 2000 from $53.0 million for the three months ended March 31, 1999. This $3.8 million decrease was primarily due to the fluctuations in accounts receivable and accounts payable during the respective periods.

Net cash used in investing activities increased to $87.2 million for the three months ended March 31, 2000 from $79.9 million for the three months ended March 31, 1999. This increase primarily resulted from increased acquisition activity in 2000, and an increase in land held for development.

Net cash provided by financing activities increased to $32.1 million for the three months ended March 31, 2000 from $27.3 million for the three months ended March 31, 1999. This increase is due to an increase in the Company's financing requirements consistent with its increase in investing activities.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed development with long-term capital sources. In the three months ended March 31, 2000, these activities were funded on a temporary basis through a $325.0 million unsecured line of credit (the "$325 Million Credit Facility"), which was replaced in April 2000.

In April 2000, the Company increased its borrowing capacity and obtained a new $450 million unsecured revolving credit facility (the "$450 Million Credit Facility") replacing the $325 Million Credit Facility and a $90 million term loan due January 2001 (the "$90 Million Term Loan").

The interest rate on borrowings under the $325 Million Credit Facility, the $90 Million Term Loan and the $450 Million Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, the interest rate for borrowings under the $325 Million Credit Facility was 110 basis points over LIBOR, for borrowings under the $90 Million Term Loan was 135 basis points over LIBOR and for borrowings under the $450 Million Credit Facility is 115 basis points over LIBOR.

As of March 31, 2000, $372.6 million in mortgage loans, $895.0 million in unsecured notes and $90.0 million in an unsecured term loan were outstanding. The interest rates on $1,261.4 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. Interest rates on $6.3 million of mortgage loans and the unsecured term loan float with LIBOR or a municipal bond index, none of which is subject to a cap. The weighted average remaining term for the mortgage loans, unsecured notes and the unsecured term loan is 7.4 years. The scheduled maturities of principal amortization of the Company's mortgage loans, unsecured notes and the unsecured term loan outstanding and the related weighted average interest rates are as follows (in thousands):

                     MORTGAGES            UNSECURED                        WEIGHTED
            --------------------------    NOTES AND                        AVERAGE
            AMORTIZATION    MATURITIES    TERM LOAN         TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2000         $   7,390       $   5,570     $       -       $   12,960          7.9%
2001             9,246          20,122        90,000          119,368          7.3%
2002             8,147               -       100,000          108,147          6.7%
2003             8,127          26,606        50,000           84,733          7.3%
2004             8,206          16,340       100,000          124,546          7.0%
2005             7,132         115,051             -          122,183          7.6%
2006             5,046          30,079       100,000          135,125          7.2%
2007             4,592               -       100,000          104,592          7.3%
2008             4,280          28,835             -           33,115          7.2%
2009             2,163          42,069       270,000          314,232          7.8%
2010             1,367               -             -            1,367          7.7%
2011             1,104           3,303             -            4,407          7.7%
2012               193          17,674             -           17,867          7.7%
2013                 -               -        75,000(1)        75,000          6.4%
2018                 -               -       100,000          100,000          7.5%
             ---------       ---------     ---------       ----------        -------
             $  66,993       $ 305,649     $ 985,000       $1,357,642          7.3%
             =========       =========     =========       ==========        =======

(1)  Callable 2003.

GENERAL

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's existing sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $450 Million Credit Facility, from time to time.

In 1999, the Company received approximately $93.0 million in aggregate net proceeds from the issuance of 9.25% Series B Cumulative Redeemable Preferred Units, $135.0 million from the closing of a two-year unsecured term loan, and approximately $246.0 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from issuance of the preferred units, term loan and unsecured notes to fund the Company's activities, including paying down the credit facility, which funds development and acquisition activity.

In October 1999, the Board of Trustees authorized a share repurchase program under which the Company may purchase up to $100 million of the Company's Common Shares or Convertible Debentures. Through May 5, 2000, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of May 5, 2000, the Company had the capacity pursuant to this shelf registration statement to issue $688.4 million in equity securities and the Operating Partnership had the capacity to issue $108.0 million in debt securities.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund development, acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by generally accepted accounting principles. Funds from operations for the three months ended March 31, 2000 and March 31, 1999 are as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                               (IN THOUSANDS)
                                                        -------------------------------
                                                        MARCH 31, 2000   MARCH 31, 2000
                                                        --------------   --------------
Income available to common shareholders                  $ 34,119         $ 29,678
Addback:
  Minority interest less preferred unit distributions       2,482            2,210
  Depreciation and amortization                            22,262           19,834
  Extraordinary item-loss on extinguishment of debt         1,875                -
  Gain on sale of property                                 (4,353)          (1,269)
                                                         =========        =========
Funds from operations                                     $ 56,385        $ 50,453
                                                         =========        =========

INFLATION
---------

Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $450 Million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the $450 Million Credit Facility will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants' leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for 1999.

PART II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On April 18, 2000, the Operating Partnership issued 800,000 9.125% Series C Cumulative Redeemable Preferred Units of Limited Partnership Interest (the "Units"). The aggregate sale price of the Units was $20.0 million. The Units were sold to an institutional investor in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Units are convertible after ten years (or, under limited circumstances, a shorter period of time), on a one-for-one basis, into the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust (the "Preferred Shares"), which were authorized for issuance by the Trust in connection with this transaction. The Units have identical rights, preferences and privileges as the Preferred Shares. The Units do not include any mandatory redemption or sinking fund provisions. The holders of the Units have certain rights to cause the Trust to register the Preferred Shares pursuant to the terms of a registration rights agreement entered into in connection with this private placement.

         The aggregate net proceeds of the sale of the Units, approximately $19.5 million, were used to repay the borrowings under the $325 Million Credit Facility.

         In connection with the sale of the Units, the Operating Partnership amended its Second Restated and Amended Agreement of Limited Partnership, as amended, pursuant to the Second Amendment thereto, filed as Exhibit 3.1.1 to this Report. The Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust creating the Preferred Shares are filed as Exhibit 3.1.2 to this Report.

         The Units are pari passu with the 8.80% Series A Cumulative Redeemable Preferred Units of Limited Partnership and the 9.25% Series B Cumulative Redeemable Preferred Units of Limited Partnership of the Operating Partnership, and senior to all other units of limited partnership interest of the Operating Partnership. The Preferred Shares are pari passu with the 8.80% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest and the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust, and senior to the Common Shares of Beneficial Interest of the Trust.


Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

                3.1.1 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C
Cumulative Redeemable Preferred Shares of Beneficial Interest.

                3.1.2 Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

                10.1 Credit Agreement, dated as of April 25, 2000, by and among the Operating Partnership, the Trust, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

         b.  Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      May 10, 2000
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 10, 2000
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      May 10, 2000
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 10, 2000
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

                             EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------       -------------------------------------------------------

3.1.1 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest

3.1.2             Second Amendment to Second Restated and Amended
                  Agreement of Limited Partnership of the Operating
                  Partnership

10.1 Credit Agreement, dated as of April 25, 2000, by and among the Operating Partnership, the Trust, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

27                Financial Data Schedule (EDGAR version only)