Form 10-Q
period 2000-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2000-08-11
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


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

On August 4, 2000, 67,717,539 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
               FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at June 30, 2000 and December 31, 1999.               4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended June
          30, 2000 and June 30, 1999.                                 5

          Consolidated statements of operations of Liberty
          Property Trust for the six months ended June
          30, 2000 and June 30, 1999.                                 6

          Consolidated statements of cash flows of Liberty
          Property Trust for the six months ended June
          30, 2000 and June 30, 1999.                                 7

          Notes to consolidated financial statements for
          Liberty Property Trust.                                     8

          Consolidated balance sheets of Liberty Property
          Limited Partnership at June 30, 2000 and
          December 31, 1999.                                         12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended June 30, 2000 and June 30, 1999.                     13

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the six months
          ended June 30, 2000 and June 30, 1999.                     14

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the six months
          ended June 30, 2000 and June 30, 1999.                     15

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                      16

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                       25

Part II.  Other Information
---------------------------

Signatures                                                           28

Exhibit Index                                                        29

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

              CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         JUNE 30, 2000     DECEMBER 31, 1999
                                                         -------------     -----------------
                                                           (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  434,409          $  411,678
  Buildings and improvements                                2,708,648           2,593,002
  Less accumulated depreciation                              (302,572)           (270,174)
                                                           ----------          ----------
Operating real estate                                       2,840,485           2,734,506

  Development in progress                                     124,212             138,870
  Land held for development                                   114,813             111,201
                                                           ----------          ----------
Net real estate                                             3,079,510           2,984,577

Cash and cash equivalents                                       4,655               9,064
Accounts receivable                                             4,862              13,388
Deferred financing and leasing costs,
  net of accumulated amortization
  (2000, $53,147; 1999, $58,033)                               51,578              46,941
Prepaid expenses and other assets                              69,239              64,163
                                                           ----------          ----------
Total assets                                               $3,209,844          $3,118,133
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  370,250          $  374,825
Unsecured notes                                               895,000             985,000
Credit facility                                               225,000              47,000
Convertible debentures                                         73,302              84,413
Accounts payable                                               12,768              15,599
Accrued interest                                               22,030              22,422
Dividend payable                                               39,381              39,198
Other liabilities                                              60,884              67,558
                                                           ----------          ----------
Total liabilities                                           1,698,615           1,636,015

Minority interest                                             204,853             187,511

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized, issued and outstanding as of
  June 30, 2000 and December 31, 1999                         120,814             120,814
Common shares of beneficial interest, $.001
  par value, 191,200,000 shares authorized,
  67,560,578 (includes 59,100 in treasury) and 67,030,199
  (includes 59,100 in treasury) shares issued and
  outstanding as of June 30, 2000 and December 31, 1999,
  respectively                                                     67                  67
Additional paid-in capital                                  1,207,945           1,196,736
Unearned compensation                                          (1,954)               (743)
Distributions in excess of net income                         (19,169)            (20,940)
Common shares in treasury, at cost, 59,100 shares as of
  June 30, 2000 and December 31, 1999                          (1,327)             (1,327)
                                                           ----------         -----------
Total shareholders' equity                                  1,306,376           1,294,607
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $3,209,844         $ 3,118,133
                                                           ==========         ===========

See accompanying notes.
                                 -4-

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE               THREE
                                                       MONTHS ENDED        MONTHS ENDED
                                                      JUNE 30, 2000       JUNE 30, 1999
                                                      -------------       -------------
REVENUE
Rental                                                  $  94,825             $  84,250
Operating expense reimbursement                            34,837                29,510
Interest and other                                          1,384                 1,440
                                                        ---------             ---------
Total revenue                                             131,046               115,200
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   23,217                20,641
Real estate taxes                                          12,452                10,048
Interest expense                                           26,367                25,822
General and administrative                                  4,817                 3,931
Depreciation and amortization                              22,806                20,437
                                                        ---------             ---------
Total operating expenses                                   89,659                80,879
                                                        ---------             ---------
Income before property dispositions
  extraordinary item and minority interest                 41,387                34,321

Gain on property dispositions                               4,395                11,942
                                                        ---------             ---------
Income before extraordinary item and
  minority interest                                        45,782                46,263

Extraordinary item-loss on extinquishment
  of debt                                                     228                     -
                                                        ---------             ---------
Income before minority interest                            45,554                46,263

Minority interest                                           5,223                 3,011
                                                        ---------             ---------
Net income                                                 40,331                43,252

Preferred distributions                                     2,750                 2,750
                                                        ---------             ---------
Income available to common shareholders                 $  37,581             $  40,502
                                                        =========             =========
Earnings per share
   Basic:
   Income before extraordinary item                     $    0.56             $    0.61
   Extraordinary item                                           -                     -
                                                        ---------             ---------
   Income available to common shareholders              $    0.56             $    0.61
                                                        =========             =========
   Diluted:
   Income before extraordinary item                     $    0.55             $    0.60
   Extraordinary item                                           -                     -
                                                        ---------             ---------
   Income available to common shareholders              $    0.55             $    0.60
                                                        =========             =========
   Distributions declared per common share              $    0.52             $    0.45
                                                        =========             =========
   Weighted average number of common shares
     Outstanding
     Basic                                                 67,322                66,308
     Diluted                                               67,847                71,412
                                                        =========             =========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           SIX                   SIX
                                                       MONTHS ENDED          MONTHS ENDED
                                                       JUNE 30,2000         JUNE 30, 1999
                                                      -------------         --------------
REVENUE
Rental                                                  $ 186,797             $ 165,718
Operating expense reimbursement                            70,608                59,033
Interest and other                                          2,600                 2,669
                                                        ---------             ---------
Total revenue                                             260,005               227,420
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   47,839                41,834
Real estate taxes                                          24,976                19,825
Interest expense                                           52,017                49,575
General and administrative                                  9,262                 7,916
Depreciation and amortization                              45,454                40,580
                                                        ---------             ---------
Total operating expenses                                  179,548               159,730
                                                        ---------             ---------
Income before property dispositions
  extraordinary item and minority interest                 80,457                67,690

Gain on property dispositions                               8,748                13,211
                                                        ---------             ---------
Income before extraordinary item and
  minority interest                                        89,205                80,901

Extraordinary item-loss on extinquishment
  of debt                                                   2,103                     -
                                                        ---------             ---------
Income before minority interest                            87,102                80,901

Minority interest                                           9,902                 5,221
                                                        ---------             ---------
Net income                                                 77,200                75,680

Preferred distributions                                     5,500                 5,500
                                                        ---------             ---------
Income available to common shareholders                 $  71,700             $  70,180
                                                        =========             =========
Earnings per share
   Basic:
   Income before extraordinary item                     $    1.10             $    1.06
   Extraordinary item                                        (.03)                    -
                                                        ---------             ---------
   Income available to common shareholders              $    1.07             $    1.06
                                                        =========             =========
   Diluted:
   Income before extraordinary item                     $    1.09             $    1.05
   Extraordinary item                                        (.03)                    -
                                                        ---------             ---------
   Income available to common shareholders              $    1.06             $    1.05
                                                        =========             =========
   Distributions declared per common share              $    1.04             $    0.90
                                                        =========             =========
   Weighted average number of common shares
     Outstanding
     Basic                                                 67,173                66,163
     Diluted                                               67,574                71,314
                                                        =========             =========

See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                           SIX                 SIX
                                                       MONTHS ENDED        MONTHS ENDED
                                                       JUNE 30, 2000       JUNE 30, 1999
                                                      --------------      --------------
OPERATING ACTIVITIES
Net income                                              $  77,200            $  75,680
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          45,454               40,580
    Amortization of deferred financing costs                1,757                3,126
    Minority interest in net income                         9,902                5,221
    Gain on sale                                           (8,748)             (13,211)
    Noncash compensation                                    1,556                1,495
    Changes in operating assets and liabilities:
      Accounts receivable                                   8,526                9,611
      Prepaid expenses and other assets                    (5,763)               7,356
      Accounts payable                                     (2,831)               3,909
      Accrued interest                                       (392)               4,465
      Other liabilities                                    (6,674)              (7,061)
                                                        ----------           ---------
Net cash provided by operating activities                 119,987              131,171
                                                        ----------           ---------
INVESTING ACTIVITIES
    Investment in properties                              (29,800)             (41,114)
    Proceeds from disposition of properties                48,179               62,976
    Investment in development in progress                (106,354)            (119,035)
    Investment in land held for development               (38,380)             (23,725)
    Increase in deferred leasing costs                     (7,395)              (7,464)
                                                        ----------            --------
Net cash used in investing activities                    (133,750)            (128,362)
                                                        ----------            --------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares             6,045                1,054
    Proceeds from issuance of preferred units              19,484                    -
    Retirement of convertible debentures                  (10,914)                   -
    Proceeds from issuance of unsecured notes                   -              385,000
    Repayment of unsecured notes                          (90,000)                   -
    Repayments of mortgage loans                           (4,575)             (30,892)
    Proceeds from credit facility                         391,000               83,024
    Repayments on credit facility                        (213,000)            (347,024)
    Increase in deferred financing costs                   (3,597)              (5,264)
    Distributions paid on common shares                   (69,686)             (59,373)
    Distributions paid on preferred shares                 (5,500)              (5,500)
    Distributions paid on units                            (9,903)              (4,670)
                                                        ----------           ---------
Net cash provided by financing activities                   9,354               16,355
(Decrease) increase in cash and cash equivalents           (4,409)              19,164
Cash and cash equivalents at beginning of period            9,064               14,391
                                                        ----------           ---------
Cash and cash equivalents at end of period              $   4,655            $  33,555
                                                        ==========           =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $  19,213            $   7,666
Acquisition of properties                                       -               (3,818)
Assumption of mortgage loans                                    -                3,818
Conversion of convertible debentures                          194                4,779
                                                        ==========           =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2000 and 1999:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED JUNE 30, 2000                     ENDED JUNE 30, 1999
                      -------------------------------------    -------------------------------------

                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 40,331                                  $ 43,252
Less: Preferred
 distributions            2,750                                     2,750
                        -------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                37,581       67,322        $0.56          40,502        66,308      $ 0.61
                                                   ======                                    ======

Effect of dilutive
 securities
Options                       -          525                            -           265
Debentures                    -            -                        2,421         4,839
                        -------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 37,581       67,847        $0.55        $ 42,923        71,412      $ 0.60
                       ========      =======       ======        ========       =======      ======

                                   -8-

                               FOR THE SIX MONTHS                      FOR THE SIX MONTHS
                               ENDED JUNE 30, 2000                     ENDED JUNE 30, 1999
                      -------------------------------------    -------------------------------------

                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 77,200                                  $ 75,680
Less: preferred
 distributions            5,500                                     5,500
                        -------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                71,700       67,173       $1.07           70,180        66,163      $ 1.06
                                                   =====                                     ======

Effect of dilutive
 securities
Options                       -          401                            -           229
Debentures                    -            -                        4,859         4,922
                       --------       ------                     --------       -------

Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 71,700       67,574       $1.06         $ 75,039        71,314      $ 1.05
                       ========       ======       =====         ========       =======      ======

Diluted income per common share includes the weighted average common shares outstanding, the dilutive effect of the outstanding options and the dilutive effect of the conversion of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership into common shares.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.4% at June 30, 2000. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units, which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $35,686   $10,327   $12,326   $11,043   $10,103      $10,497     $14,076   $25,604    $129,662
Rental property
 expenses and
 real estate taxes          9,624     3,196     2,518     2,280     2,784        2,548       4,728     7,991      35,669
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          26,062     7,131     9,808     8,763     7,319        7,949       9,348    17,613      93,993

Other income/expenses, net                                                                                        52,606
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     41,387

Gain on property dispositions                                                                                      4,395

Extraordinary item-loss on extinguishment of debt                                                                    228

Minority interest                                                                                                  5,223

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                         $ 37,581
                                                                                                                ========

FOR THE THREE MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $29,036   $10,671   $10,883   $ 9,991   $ 9,346      $ 9,941     $12,501    $21,391   $113,760
Rental property
 expenses and
 real estate taxes          7,853     3,131     2,248     1,925     2,677        2,202       4,321      6,332     30,689
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          21,183     7,540     8,635     8,066     6,669        7,739       8,180     15,059     83,071

Other income/expenses, net                                                                                        48,750
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     34,321

Gain on property dispositions                                                                                     11,942

Minority interest                                                                                                  3,011

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                          $40,502
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $71,060   $20,882   $24,642   $21,795   $19,724      $20,836     $28,034   $50,432    $257,405
Rental property
 expenses and
 real estate taxes         20,208     6,486     5,720     4,847     5,542        4,912       9,623    15,477      72,815
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          50,852    14,396    18,922    16,948    14,182       15,924      18,411    34,955     184,590

Other income/expenses, net                                                                                       104,133
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     80,457

Gain on property dispositions                                                                                      8,748

Extraordinary item-loss on extinguishment of debt                                                                  2,103

Minority interest                                                                                                  9,902

Preferred distributions                                                                                            5,500
                                                                                                                --------
Income available to common shareholders                                                                         $ 71,700
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $55,844   $22,326   $21,622   $19,969   $18,856      $19,822     $24,187    $42,125   $224,751
Rental property
 expenses and
 real estate taxes         15,703     6,603     4,625     4,189     5,401        4,498       8,058     12,582     61,659
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          40,141    15,723    16,997    15,780    13,455       15,324      16,129     29,543    163,092

Other income/expenses, net                                                                                        95,402
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     67,690

Gain on property dispositions                                                                                     13,211

Minority interest                                                                                                  5,221

Preferred distributions                                                                                            5,500
                                                                                                                --------
Income available to common shareholders                                                                          $70,180
                                                                                                                ========

NOTE 4 - SUBSEQUENT EVENTS
--------------------------------

On July 31, 2000, the Company consummated the sale of $200 million principal amount of 8.50% senior notes due 2010. The aggregate net proceeds from such issuance were approximately $197.1 million.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                       JUNE 30, 2000    DECEMBER 31, 1999
                                                       -------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  434,409          $  411,678
  Buildings and improvements                             2,708,648           2,593,002
  Less accumulated depreciation                           (302,572)           (270,174)
                                                        ----------          ----------
Operating real estate                                    2,840,485           2,734,506

  Development in progress                                  124,212             138,870
  Land held for development                                114,813             111,201
                                                        ----------          ----------
Net real estate                                          3,079,510           2,984,577

Cash and cash equivalents                                    4,655               9,064
Accounts receivable                                          4,862              13,388
Deferred financing and leasing costs,
  net of accumulated amortization
  (2000, $53,147; 1999, $58,033)                            51,578              46,941
Prepaid expenses and other assets                           69,239              64,163
                                                        ----------          ----------
Total assets                                            $3,209,844          $3,118,133
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  370,250          $  374,825
Unsecured notes                                            895,000             985,000
Credit facility                                            225,000              47,000
Convertible debentures                                      73,302              84,413
Accounts payable                                            12,768              15,599
Accrued interest                                            22,030              22,422
Dividend payable                                            39,381              39,198
Other liabilities                                           60,884              67,558
                                                        ----------          ----------
Total liabilities                                        1,698,615           1,636,015

OWNERS' EQUITY
General partner's equity-preferred units                   120,814             120,814
                        -common units                    1,185,562           1,173,793
Limited partners' equity                                   204,853             187,511
                                                        ----------          ----------
Total owners' equity                                     1,511,229           1,482,118
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,209,844          $3,118,133
                                                        ==========          ==========

See accompanying notes.
                                -12-

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                            THREE              THREE
                                                         MONTHS ENDED       MONTHS ENDED
                                         JUNE 30, 2000      JUNE 30, 1999
                                                        --------------     --------------
REVENUE
Rental                                                     $  94,825          $  84,250
Operating expense reimbursement                               34,837             29,510
Interest and other                                             1,384              1,440
                                                           ---------          ---------
Total revenue                                                131,046            115,200
                                                           ---------          ---------

OPERATING EXPENSES
Rental property expenses                                      23,217             20,641
Real estate taxes                                             12,452             10,048
Interest expense                                              26,367             25,822
General and administrative                                     4,817              3,931
Depreciation and amortization                                 22,806             20,437
                                                           ---------          ---------
Total operating expenses                                      89,659             80,879
                                                           ---------          ---------
Income before property dispositions
  and extraordinary item                                      41,387             34,321

Gain on property dispositions                                  4,395             11,942
                                                           ---------          ---------
Income before extraordinary item                              45,782             46,263

Extraordinary item-loss on extinguishment
  of debt                                                        228                  -
                                                           ---------          ---------

Net income                                                 $  45,554          $  46,263
                                                           =========          =========
Net income allocated to general partner                    $  40,331          $  43,252
                                                           =========          =========
Net income allocated to limited partners                   $   5,223          $   3,011
                                                           =========          =========


See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                             SIX                SIX
                                                         MONTHS ENDED       MONTHS ENDED
                                         JUNE 30, 2000      JUNE 30, 1999
                                                        --------------     --------------
REVENUE
Rental                                                     $ 186,797          $ 165,718
Operating expense reimbursement                               70,608             59,033
Interest and other                                             2,600              2,669
                                                           ---------          ---------
Total revenue                                                260,005            227,420
                                                           ---------          ---------

OPERATING EXPENSES
Rental property expenses                                      47,839             41,834
Real estate taxes                                             24,976             19,825
Interest expense                                              52,017             49,575
General and administrative                                     9,262              7,916
Depreciation and amortization                                 45,454             40,580
                                                           ---------          ---------
Total operating expenses                                     179,548            159,730
                                                           ---------          ---------
Income before property dispositions
  and extraordinary item                                      80,457             67,690

Gain on property dispositions                                  8,748             13,211
                                                           ---------          ---------
Income before extraordinary item                              89,205             80,901

Extraordinary item-loss on extinguishment
  of debt                                                      2,103                  -
                                                           ---------          ---------

Net income                                                 $  87,102          $  80,901
                                                           =========          =========
Net income allocated to general partner                    $  77,200          $  75,680
                                                           =========          =========
Net income allocated to limited partners                   $   9,902          $   5,221
                                                           =========          =========


See accompanying notes.
                              -14-

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                               SIX                  SIX
                                                           MONTHS ENDED         MONTHS ENDED
                                                           JUNE 30, 2000        JUNE 30, 1999
                                                          --------------       --------------

OPERATING ACTIVITIES
Net income                                                   $  87,102            $  80,901
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                               45,454               40,580
    Amortization of deferred financing costs                     1,757                3,126
    Gain on sale                                                (8,748)             (13,211)
    Noncash compensation                                         1,556                1,495
    Changes in operating assets and liabilities:
      Accounts receivable                                        8,526                9,611
      Prepaid expenses and other assets                         (5,763)               7,356
      Accounts payable                                          (2,831)               3,909
      Accrued interest                                            (392)               4,465
      Other liabilities                                         (6,674)              (7,061)
                                                             ----------           ----------
Net cash provided by operating activities                      119,987              131,171
                                                             ----------           ----------
INVESTING ACTIVITIES
    Investment in properties                                   (29,800)             (41,114)
    Proceeds from disposition of properties                     48,179               62,976
    Investment in development in progress                     (106,354)            (119,035)
    Investment in land held for development                    (38,380)             (23,725)
    Increase in deferred leasing costs                          (7,395)              (7,464)
                                                             ----------           ----------
Net cash used in investing activities                         (133,750)            (128,362)
                                                             ----------           ----------
FINANCING ACTIVITIES
    Retirement of Convertible Debentures                       (10,914)                   -
    Proceeds from issuance of unsecured notes                        -              385,000
    Repayments of unsecured notes                              (90,000)                   -
    Repayments of mortgage loans                                (4,575)             (30,892)
    Proceeds from credit facility                              391,000               83,024
    Repayments on credit facility                             (213,000)            (347,024)
    Increase in deferred financing costs                        (3,597)              (5,264)
    Capital contributions                                       25,529                1,054
    Distributions to partners                                  (85,089)             (69,543)
                                                              ---------             --------
Net cash provided by financing activities                        9,354               16,355
(Decrease) increase in cash and cash equivalents                (4,409)              19,164
Cash and cash equivalents at beginning of period                 9,064               14,391
                                                             ----------          -----------
Cash and cash equivalents at end of period                   $   4,655           $   33,555
                                                             ==========          ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                             $  19,213            $   7,666
Acquisition of properties                                            -               (3,818)
Assumption of mortgage loans                                         -                3,818
Conversion of convertible debentures                               194                4,779
                                                             ==========           ==========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.4% at June 30, 2000. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland, Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units, which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2000
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues        $35,686   $10,327   $12,326    $11,043   $10,103     $10,497      $14,076   $25,604    $129,662
Rental property
 expenses and
 real estate taxes         9,624     3,196     2,518      2,280     2,784       2,548        4,728     7,991      35,669
                         --------  --------  --------  --------   -------    --------      --------  ---------  --------
Property-level net
 operating income         26,062     7,131     9,808      8,763     7,319       7,949        9,348    17,613      93,993

Other income/expenses, net                                                                                        52,606
                                                                                                                --------
Income before property dispositions and extraordinary item                                                        41,387

Gain on property dispositions                                                                                      4,395

Extraordinary item-loss on extinguishment of debt                                                                    228
                                                                                                                --------
Net income                                                                                                      $ 45,554
                                                                                                                ========
Net income allocated to general partners                                                                        $ 40,331
                                                                                                                ========
Net income allocated to limited partners                                                                        $  5,223
                                                                                                                ========

FOR THE THREE MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real-estate
 related revenues        $ 29,036  $ 10,671  $ 10,883  $  9,991   $  9,346    $  9,941    $ 12,501   $ 21,391  $113,760
Rental property
 expenses and
 real estate taxes          7,853     3,131     2,248     1,925      2,677       2,202       4,321      6,332    30,689
                         --------  --------  --------  --------   --------    --------    --------   --------  --------
Property-level net
 operating income          21,183     7,540     8,635     8,066      6,669       7,739       8,180     15,059    83,071

Other income/expenses, net                                                                                       48,750
                                                                                                               --------
Income before property dispositions and extraordinary item                                                       34,321

Gain on property dispositions                                                                                    11,942

Extraordinary item-loss on extinguishment of debt                                                                     -
                                                                                                               --------
Net income                                                                                                     $ 46,263
                                                                                                               ========
Net income allocated to general partner                                                                        $ 43,252
                                                                                                               ========
Net income allocated to limited partners                                                                       $  3,011
                                                                                                               ========

FOR THE SIX MONTHS ENDED JUNE 30, 2000
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues        $71,060   $20,882   $24,642   $21,795    $19,724     $20,836     $28,034     $50,432   $257,405
Rental property
 expenses and
 real estate taxes        20,208     6,486     5,720     4,847      5,542       4,912       9,623      15,477     72,815
                         --------  --------  --------  --------   -------     --------    --------    --------  --------
Property-level net
 operating income         50,852    14,396    18,922    16,948     14,182      15,924      18,411      34,955    184,590

Other income/expenses, net                                                                                       104,133
                                                                                                                --------
Income before property dispositions and extraordinary item                                                        80,457

Gain on property dispositions                                                                                      8,748

Extraordinary item-loss on extinguishment of debt                                                                  2,103
                                                                                                                --------
Net income                                                                                                      $ 87,102
                                                                                                                ========
Net income allocated to general partners                                                                        $ 77,200
                                                                                                                ========
Net income allocated to limited partners                                                                        $  9,902
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real-estate
 related revenues        $ 55,844  $ 22,326  $ 21,622  $ 19,969   $ 18,856    $ 19,822    $ 24,187   $ 42,125  $224,751
Rental property
 expenses and
 real estate taxes         15,703     6,603     4,625     4,189      5,401       4,498       8,058     12,582    61,659
                         --------  --------  --------  --------   --------    --------    --------   --------  --------
Property-level net
 operating income          40,141    15,723    16,997    15,780     13,455      15,324      16,129     29,543   163,092

Other income/expenses, net                                                                                       95,402
                                                                                                               --------

Income before property dispositions and extraordinary item                                                       67,690

Gain on property dispositions                                                                                    13,211

Extraordinary item-loss on extinguishment of debt                                                                     -
                                                                                                               --------
Net income                                                                                                     $ 80,901
                                                                                                               ========
Net income allocated to general partner                                                                        $ 75,680
                                                                                                               ========
Net income allocated to limited partners                                                                       $  5,221
                                                                                                               ========

NOTE 4 - SUBSEQUENT EVENTS
--------------------------------

On July 31, 2000, the Company consummated the sale of $200 million principal amount of 8.50% senior notes due 2010. The aggregate net proceeds from such issuance were approximately $197.1 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the three and six months ended June 30, 2000 and 1999 is included in Note 3 of the Notes to the Liberty

Property Trust and Liberty Property Limited Partnership Financial
Statements.

In 2000, the Company has continued to pursue development and acquisition opportunities and has continued to focus on increasing the cash flow from its properties in operation by increasing property occupancy and increasing rental rates.

The composition of the Company's properties in operation as of June 30, 2000 and 1999 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                ----------------     ----------------     ----------------
                                    JUNE 30,              JUNE 30,             JUNE 30,
TYPE                             2000     1999         2000     1999        2000     1999
-------------------------       -------  -------     -------  -------     -------  -------
Industrial - Distribution        19,616   19,228       41.3%    42.2%       94.3%    94.8%
Industrial - Flex                12,788   13,032       26.9%    28.6%       94.4%    94.6%
Office                           15,067   13,267       31.8%    29.2%       95.1%    93.5%
                                -------  -------     -------  -------     -------  -------
Total                            47,471   45,527      100.0%   100.0%       94.6%    94.4%
                                =======  =======     =======  =======     =======  =======

The expiring square feet and annual base rent by year for the properties in operation as of June 30, 2000 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2000              613       2,562     1,101       8,594     1,226      15,860     2,940      27,016
2001            3,316      14,119     2,101      16,107     1,804      22,253     7,221      52,479
2002            3,314      13,470     2,021      16,205     1,347      16,846     6,682      46,521
2003            1,896       9,073     2,072      18,559     1,453      19,549     5,421      47,181
2004            2,136      10,565     1,513      13,861     1,542      23,151     5,191      47,577
2005            2,058      10,646     1,089      10,656     2,374      33,348     5,521      54,650
Thereafter      5,174      26,856     2,178      22,482     4,590      75,048    11,942     124,386
               ------    --------    ------    --------    ------    --------    ------    --------
Total          18,507      87,291    12,075     106,464    14,336     206,055    44,918     399,810
               ======    ========    ======    ========    ======    ========    ======    ========


The scheduled deliveries of the 3.9 million square feet of properties under development as of June 30, 2000 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      JUNE 30, 2000       TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
3rd Quarter 2000             -     304       96     400            84.3%           $ 25,495
4th Quarter 2000             -      80      154     234            66.1%             21,942
1st Quarter 2001           276       -        -     276           100.0%             13,691
2nd Quarter 2001         1,015     104      141   1,260            87.5%             77,910
Thereafter               1,047     313      398   1,758             8.2%            120,552
                        ------  ------  -------  ------           ------          ----------
Total                    2,338     801      789   3,928            51.3%           $259,590
                        ======  ======  =======  ======           ======          ==========

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2000 (unaudited) with the results of operations of the Company for the three and six months ended June 30, 1999 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2000 and 1999, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $131.0 million from $115.2 million for the three months ended June 30, 2000 compared to the same period in 1999, and increased to $260.0 million from $227.4 million for the six months ended June 30, 2000 as compared to the same period in 1999. These increases are primarily due to the increase in the number of properties in operation during the respective periods. As of June 30, 1999, the Company had 627 properties in operation and, as of June 30, 2000, the Company had 649 properties in operation. From January 1, 1999 through March 31, 1999 and from April 1, 1999 through June 30, 1999 the Company completed the development on or acquired 19 properties and 15 properties, respectively, for Total Investments (as defined below) of approximately $71.2 million and $120.0 million, respectively. From January 1, 2000 through March 31, 2000 and from April 1, 2000 through June 30, 2000, the Company completed the development on or acquired 15 properties and seven properties, respectively, for Total Investments of approximately $130.7 million and $53.0 million, respectively. Offsetting the increases in the number of properties developed and acquired and the related Total Investments during the periods were property dispositions. From January 1, 1999 through March 31, 1999, and from April 1, 1999 through June 30, 1999, the Company sold two and 14 properties, respectively, for approximately $8.7 million and $51.3 million, respectively. From January 1, 2000 through March 31, 2000, and from April 1, 2000 through June 30, 2000, the Company sold three and three properties, respectively, for approximately $30.2 million and $10.5 million, respectively. Additionally, during the periods from January 1, 2000 through March 31, 2000 and from April 1, 2000 through June 30, 2000, the Company sold one and two parcels of land for approximately $1.4 million and $7.9 million, respectively. There were no land sales during the six months ended June 30, 1999. The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Rental property and real estate tax expenses increased to $35.7 million from $30.7 million for the three months ended June 30, 2000 compared to the same period in 1999, and to $72.8 million from $61.7 million for the six months ended June 30, 2000 compared to the same period in 1999. This increase is due to the increase in the number of properties owned during the respective periods.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 1999) increased to $156.1 million for the six months ended June 30, 2000 from $151.7 million for the six months ended June 30, 1999, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $153.0 million for the six months ended June 30, 2000 from $148.6 million for the six months ended June 30, 1999, without straightlining. These increases of 3.0% are due to increases in the rental rates for the properties.

Set forth below is a schedule comparing the property-level operating income for the "Same Store" properties for the six months ended June 30, 2000 and 1999 (in thousands).

                                        WITH STRAIGHTLINING           WITHOUT STRAIGHTLINING
                                  ------------------------------  ------------------------------
                                          SIX MONTHS ENDED                SIX MONTHS ENDED
                                  ------------------------------  ------------------------------
                                   JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                  --------------  --------------  --------------  --------------
Rental Revenue                        $158,097        $153,391        $154,953        $150,307
Operating expense reimbursement         59,852          54,604          59,852          54,604
                                      --------        --------        --------        --------
                                       217,949         207,995         214,805         204,911

Rental property expense                 40,967          38,450          40,967          38,450
Real estate taxes                       20,848          17,891          20,848          17,891
                                      --------        --------        --------        --------
Property-level operating income       $156,134        $151,654        $152,990        $148,570
                                      ========        ========        ========        ========

General and administrative expenses increased to $4.8 million for the three months ended June 30, 2000 from $3.9 million for the three months ended June 30, 1999, and to $9.3 million for the six months ended June 30, 2000 from $7.9 million for the six months ended June 30, 1999. This increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties in operation during the respective periods.

Depreciation and amortization expense increased to $22.8 million for the three months ended June 30, 2000 from $20.4 million for the three months ended June 30, 1999, and to $45.5 million for the six months ended June 30, 2000, from $40.6 million for the six months ended 1999. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased to $26.4 million for the three months ended June 30, 2000 from $25.8 million for the three months ended June 30, 1999, and to $52.0 million for the six months ended June 30, 2000 from $49.6 million for the six months ended 1999. These increases are due to an increase in the average debt outstanding for the respective periods which was $1,564.3 million for the three months ended June 30, 2000 compared to $1,497.2 million for the three months ended June 30, 1999, and $1,540.0 million for the six months ended June 15, 2000 compared to $1,472.7 million for the six months ended June 30, 1999. In addition, the weighted average interest rates for the respective periods have increased from 7.24% for the six months ended June 30, 1999 to 7.53% for the six months ended June 30, 2000, and from 7.23% for the six months ended June 30, 1999 to 7.52% for the six months ended June 30, 2000.

In the second quarter of 2000, the Company realized a gain on sale of $4.4 million, due to the sale of three properties and two parcels of land for $18.4 million, and during the six months ended June 30, 2000 the Company realized a gain on sale of $8.7 million, due to the sale of six properties and three parcels of land for $50.0 million. In the second quarter of 1999, the Company realized a gain on sale of $11.9 million, due to the sale of 14 properties for $51.3 million, and during the six months ended June 30, 1999 the Company realized a gain on sale of $13.2 million, due to the sale of 16 properties for $60.0 million.

In the second quarter of 2000, the Company repurchased $1.2 million principal amount of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership (the "Convertible Debentures"). This resulted in the recognition of an extraordinary loss in the second quarter of 2000 totaling $228,000. During the six months ended June 30, 2000, the Company repurchased $10.9 million principal amount of the Exchangeable Subordinated Debentures due 2001. This resulted in the recognition of an extraordinary loss in the six months ended June 30, 2000 totaling $2.1 million. These losses represent the redemption premium and the write-off of related deferred financing costs. There were no extraordinary items in the six months ended June 30, 1999.

As a result of the foregoing, the Company's income before minority interest decreased to $45.6 million for the three months ended
June 30, 2000 from $46.3 million for the three months ended June 30, 1999, and increased to $87.1 million for the six months ended June 30, 2000 from $80.9 million for the six months ended June 30, 1999. In addition, net income decreased to $40.3 million for the three months ended June 30, 2000 from $43.3 million for the three months ended June 30, 1999, and increased to $77.2 million for the six months ended June 30, 2000 from $75.7 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents of $4.7 million.

Net cash flow provided by operating activities decreased to $120.0 million for the six months ended June 30, 2000 from $131.2 million for the six months ended June 30, 1999. This $11.2 million decrease was primarily due to the fluctuations in accounts payable and prepaid expenses and other assets during the respective periods.

Net cash used in investing activities increased to $133.8 million for the six months ended June 30, 2000 from $128.4 million for the six months ended June 30, 1999. This increase primarily resulted from an increase in land held for development and decreased disposition activity in 2000.

Net cash provided by financing activities decreased to $9.4 million for the six months ended June 30, 2000 from $16.4 million for the six months ended June 30, 1999. This decrease is primarily due to the retirement of convertible debentures.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed development with long-term capital sources. In the six months ended June 30, 2000, these activities were funded on a temporary basis through a $325.0 million unsecured line of credit (the "$325 Million Credit Facility"), which was replaced in April 2000.

In April 2000, the Company increased its borrowing capacity and obtained a new $450 million unsecured revolving credit facility (the "$450 Million Credit Facility") replacing the $325 Million Credit Facility and a $90 million term loan due January 2001 (the "$90 Million Term Loan").

The interest rate on borrowings under the $450 Million Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, as of July 31, 2000, the interest rate for borrowings under the $450 Million Credit Facility is 115 basis points over LIBOR.

As of June 30, 2000, $370.3 million in mortgage loans and $895.0 million in unsecured notes were outstanding. The interest rates on $1,259.0 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 9.1%. The interest rates on $6.3 million of mortgage loans float with LIBOR or a municipal bond index, none of which is subject to a cap. The weighted average remaining term for the mortgage loans and the unsecured notes is 7.6 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of June 30, 2000 are as follows (in thousands):

                     MORTGAGES            UNSECURED                        WEIGHTED
            --------------------------    NOTES AND                        AVERAGE
            AMORTIZATION    MATURITIES    TERM LOAN         TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2000         $   5,254       $   5,314     $       -       $   10,568          8.0%
2001             9,246          20,122             -           29,368          7.1%
2002             8,147               -       100,000          108,147          6.7%
2003             8,127          26,606        50,000           84,733          7.3%
2004             8,205          16,341       100,000          124,546          7.0%
2005             7,132         115,051             -          122,183          7.6%
2006             5,046          30,079       100,000          135,125          7.2%
2007             4,592               -       100,000          104,592          7.3%
2008             4,280          28,835             -           33,115          7.2%
2009             2,163          42,069       270,000          314,232          7.8%
2010             1,367               -             -            1,367          7.7%
2011             1,104           3,303             -            4,407          7.7%
2012               193          17,674             -           17,867          7.7%
2013                 -               -        75,000(1)        75,000          6.4%
2018                 -               -       100,000          100,000          7.5%
             ---------       ---------     ---------       ----------        -------
             $  64,856       $ 305,394     $ 895,000       $1,265,250          7.3%
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

In 1999, the Company received approximately $93.0 million in aggregate net proceeds from the issuance of 9.25% Series B Cumulative Redeemable Preferred Units, $135.0 million from the closing of a two-year unsecured term loan, and approximately $246.0 million in aggregate net proceeds from the issuance of unsecured notes. In 2000, the Company received approximately $19.5 million in aggregate net proceeds from the issuance of 9.125% Series C Cumulative Redeemable Preferred Units, and approximately $197.1 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from issuance of the preferred units, term loan and unsecured notes to fund the Company's activities, including paying down the credit facility, which funds development and acquisition activity.

In October 1999, the Board of Trustees authorized a share repurchase program. Pursuant to the Plan, the Company may purchase up to $100 million of the Company's Common Shares, Convertible Debentures or Preferred Shares. Through July 31, 2000, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of July 31, 2000, the Company had the capacity pursuant to this shelf registration statement to issue $688.4 million in equity securities and the Operating Partnership had the capacity to issue $508.0 million in debt securities.

In April 2000, the Company obtained a new, three year, $450 million unsecured revolving credit facility replacing a $325 million unsecured revolving credit facility due May 2000 and a $90 million term loan January 2001. The interest rate for the loan, as of July 31, 2000, is 115 basis points over LIBOR.


CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund development, acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by generally accepted accounting principles. Funds from operations for the three and six months ended June 30, 2000 and June 30, 1999 are as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                               (IN THOUSANDS)
                                                        -------------------------------
                                                         JUNE 30, 2000    JUNE 30, 1999
                                                        --------------   --------------
Income available to common shareholders                    $  37,581        $ 40,502
Addback:
  Minority interest less preferred unit distributions          2,656           3,011
  Depreciation and amortization                               22,450          20,064
  Extraordinary item-loss on extinguishment of debt              228               -
  Gain on sale of property                                    (4,395)        (11,942)
                                                           =========        =========
Funds from operations                                      $  58,520        $ 51,635
                                                           =========        =========

                                                               SIX MONTHS ENDED
                                                                (IN THOUSANDS)
                                                        -------------------------------
                                                         JUNE 30, 2000    JUNE 30, 1999
                                                        --------------   --------------
Income available to common shareholders                    $  71,700        $ 70,180
Addback:
  Minority interest less preferred unit distributions          5,138           5,221
  Depreciation and amortization                               44,712          39,898
  Extraordinary item-loss on extinguishment of debt            2,103               -
  Gain on sale of property                                    (8,748)        (13,211)
                                                           =========        =========
Funds from operations                                      $ 114,905        $102,088
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 1999.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

                3.1.1 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C
Cumulative Redeemable Preferred Shares of Beneficial Interest.
(Incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of the Trust and Operating Partnership for the fiscal quarter ended March 31, 2000 (the "March 2000 10-Q")).

                3.1.2 Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.
(Incorporated by reference to Exhibit 3.1.2 to the March 2000 10-Q).

                3.1.3  Amended and Restated By-laws of the Trust.

                4 Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.50% Senior Notes due 2010 of the Operating Partnership.

         b.  Reports on Form 8-K

             None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      August 10, 2000
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   August 10, 2000
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      August 10, 2000
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   August 10, 2000
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

                             EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------       -------------------------------------------------------

3.1.1 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of the Trust and Operating Partnership for the fiscal quarter ended March 31, 2000 (the "March 2000 10-Q")).

3.1.2             Second Amendment to Second Restated and Amended
                  Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit
                  3.1.2 to the March 2000 10-Q).

3.1.3             Amended and Restated By-laws of the Trust.

4 Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.50% Senior Notes due 2010 of the Operating Partnership.

27                Financial Data Schedule (EDGAR version only)