Form 10-Q
period 2000-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2000-11-13
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


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

On November 7, 2000, 68,195,876 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
            FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at September 30, 2000 and December 31, 1999.          4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended September
          30, 2000 and September 30, 1999.                            5

          Consolidated statements of operations of Liberty
          Property Trust for the nine months ended September
          30, 2000 and September 30, 1999.                            6

          Consolidated statements of cash flows of Liberty
          Property Trust for the nine months ended September
          30, 2000 and September 30, 1999.                            7

          Notes to consolidated financial statements for
          Liberty Property Trust.                                     8

          Consolidated balance sheets of Liberty Property
          Limited Partnership at September 30, 2000 and
          December 31, 1999.                                         12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended September 30, 2000 and September 30, 1999.           13

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 2000 and September 30, 1999.           14

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 2000 and September 30, 1999.           15

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                      16

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                       26

Part II.  Other Information
---------------------------

Signatures                                                           28

Exhibit Index                                                        29

-----------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that may be forward-looking. Although Liberty believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. These factors include, without limitation, the ability to enter into new leases or renew leases on favorable terms, the financial condition of tenants, the uncertainties of acquisition and disposition activities, the costs and availability of financing, the effects of local economic and market conditions, regulatory changes, potential liability relative to environmental matters and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                    ------------------     -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                               $  441,279          $  411,678
  Buildings and improvements                                2,750,047           2,593,002
  Less accumulated depreciation                              (321,020)           (270,174)
                                                           ----------          ----------
Operating real estate                                       2,870,306           2,734,506

  Development in progress                                     148,223             138,870
  Land held for development                                   127,728             111,201
                                                           ----------          ----------
Net real estate                                             3,146,257           2,984,577

Cash and cash equivalents                                       5,388               9,064
Accounts receivable                                             6,859              13,388
Deferred financing and leasing costs,
  net of accumulated amortization
  (2000, $56,177; 1999, $58,033)                               56,367              46,941
Prepaid expenses and other assets                              86,288              64,163
                                                           ----------          ----------
Total assets                                               $3,301,159          $3,118,133
                                                           ==========          ==========

LIABILITIES
Mortgage loans                                             $  367,305          $  374,825
Unsecured notes                                             1,095,000             985,000
Credit facility                                                92,000              47,000
Convertible debentures                                         70,916              84,413
Accounts payable                                               27,916              15,599
Accrued interest                                               20,332              22,422
Dividend payable                                               43,177              39,198
Other liabilities                                              67,368              67,558
                                                           ----------          ----------
Total liabilities                                           1,784,014           1,636,015

Minority interest                                             198,628             187,511

SHAREHOLDERS' EQUITY
8.80% Series A cumulative redeemable preferred
  shares, $.001 par value, 5,000,000 shares
  authorized, issued and outstanding as of
  September 30, 2000 and December 31, 1999                    120,814             120,814
Common shares of beneficial interest, $.001
  par value, 191,200,000 shares authorized, 68,201,837
  (includes 59,100 in treasury) and 67,030,199
  (includes 59,100 in treasury) shares issued and
  outstanding as of September 30, 2000 and December 31,
  1999, respectively                                               68                  67
Additional paid-in capital                                  1,221,417           1,196,736
Unearned compensation                                          (1,822)               (743)
Distributions in excess of net income                         (20,633)            (20,940)
Common shares in treasury, at cost, 59,100 shares as of
  September 30, 2000 and December 31, 1999                     (1,327)             (1,327)
                                                           ----------         -----------
Total shareholders' equity                                  1,318,517           1,294,607
                                                           ----------         -----------
Total liabilities and shareholders' equity                 $3,301,159         $ 3,118,133
                                                           ==========         ===========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE               THREE
                                                    MONTHS ENDED        MONTHS ENDED
                                                 SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                 ------------------  ------------------
REVENUE
Rental                                                $    97,152         $  87,064
Operating expense reimbursement                            36,219            31,503
Interest and other                                          1,523             1,680
                                                        ---------         ---------
Total revenue                                             134,894           120,247
                                                        ---------         ---------

OPERATING EXPENSES
Rental property expenses                                   24,541            21,617
Real estate taxes                                          12,946            10,837
Interest expense                                           27,518            24,760
General and administrative                                  4,736             3,969
Depreciation and amortization                              22,934            21,866
                                                        ---------         ---------
Total operating expenses                                   92,675            83,049
                                                        ---------         ---------
Income before property dispositions
  and minority interest                                    42,219            37,198

Gain (loss) on property dispositions                        2,964            (1,270)
                                                        ---------         ---------
Income before minority interest                            45,183            35,928

Minority interest                                           5,092             3,835
                                                        ---------         ---------
Net income                                                 40,091            32,093

Preferred distributions                                     2,750             2,750
                                                        ---------         ---------
Income available to common shareholders                 $  37,341         $  29,343
                                                        =========         =========

Income per common share - basic                         $    0.55         $    0.44
                                                        =========         =========

Income per common share - diluted                       $    0.54         $    0.44
                                                        =========         =========

Distributions declared per common share                 $    0.57         $    0.52
                                                        =========         =========
Weighted average number of common shares outstanding
  Basic                                                    67,683            66,591
  Diluted                                                  68,699            66,975
                                                        =========         =========


See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NINE                  NINE
                                                      MONTHS ENDED           MONTHS ENDED
                                                   SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                                   ------------------     ------------------
REVENUE
Rental                                                  $ 283,949             $ 252,782
Operating expense reimbursement                           106,827                90,536
Interest and other                                          4,123                 4,349
                                                        ---------             ---------
Total revenue                                             394,899               347,667
                                                        ---------             ---------

OPERATING EXPENSES
Rental property expenses                                   72,380                63,451
Real estate taxes                                          37,922                30,662
Interest expense                                           79,535                74,335
General and administrative                                 13,998                11,885
Depreciation and amortization                              68,388                62,446
                                                        ---------             ---------
Total operating expenses                                  272,223               242,779
                                                        ---------             ---------
Income before property dispositions
  extraordinary item and minority interest                122,676               104,888

Gain on property dispositions                              11,712                11,941
                                                        ---------             ---------
Income before extraordinary item and
  minority interest                                       134,388               116,829

Extraordinary item-loss on extinquishment
  of debt                                                   2,103                     -
                                                        ---------             ---------
Income before minority interest                           132,285               116,829

Minority interest                                          14,994                 9,056
                                                        ---------             ---------
Net income                                                117,291               107,773

Preferred distributions                                     8,250                 8,250
                                                        ---------             ---------
Income available to common shareholders                 $ 109,041             $  99,523
                                                        =========             =========
Earnings per share
   Basic:
   Income before extraordinary item                     $    1.65             $    1.50
   Extraordinary item                                       (0.03)                    -
                                                        ---------             ---------
   Income available to common shareholders              $    1.62             $    1.50
                                                        =========             =========
   Diluted:
   Income before extraordinary item                     $    1.63             $    1.49
   Extraordinary item                                       (0.03)                    -
                                                        ---------             ---------
   Income available to common shareholders              $    1.60             $    1.49
                                                        =========             =========
   Distributions declared per common share              $    1.61             $    1.42
                                                        =========             =========
   Weighted average number of common shares
     Outstanding
     Basic                                                 67,253                66,256
     Diluted                                               67,935                66,589
                                                        =========             =========


See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                          NINE                NINE
                                                      MONTHS ENDED        MONTHS ENDED
                                                   SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                   ------------------  ------------------
OPERATING ACTIVITIES
Net income                                              $ 117,291            $ 107,773
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          68,388               62,446
    Amortization of deferred financing costs                2,818                4,052
    Minority interest in net income                        14,994                9,056
    Gain on sale                                          (11,712)             (11,941)
    Noncash compensation                                    1,807                1,697
    Changes in operating assets and liabilities:
      Accounts receivable                                   6,529                2,628
      Prepaid expenses and other assets                   (23,147)              (4,024)
      Accounts payable                                     12,317                2,973
      Accrued interest                                     (2,090)                (753)
      Other liabilities                                      (190)              (6,985)
                                                        ----------           ---------
Net cash provided by operating activities                 187,005              166,922
                                                        ----------           ---------
INVESTING ACTIVITIES
    Investment in properties                              (32,989)             (60,587)
    Proceeds from disposition of properties                63,604              115,135
    Investment in development in progress                (168,611)            (163,220)
    Investment in land held for development               (72,491)             (43,627)
    Increase in deferred leasing costs                    (12,518)             (11,824)
                                                        ----------            --------
Net cash used in investing activities                    (223,005)            (164,123)
                                                        ----------            --------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares            10,855                3,164
    Proceeds from issuance of preferred units              19,470               93,055
    Retirement of convertible debentures                  (10,914)                   -
    Proceeds from issuance of unsecured notes             200,000              385,000
    Repayment of unsecured notes                          (90,000)             (45,000)
    Repayments of mortgage loans                           (7,520)             (39,818)
    Proceeds from credit facility                         450,000              125,024
    Repayments on credit facility                        (405,000)            (379,024)
    Increase in deferred financing costs                   (6,593)              (5,234)
    Distributions paid on common shares                  (104,755)             (89,332)
    Distributions paid on preferred shares                 (8,250)              (8,250)
    Distributions paid on units                           (14,969)              (8,399)
                                                        ----------           ---------
Net cash provided by financing activities                  32,324               31,186
(Decrease) increase in cash and cash equivalents           (3,676)              33,985
Cash and cash equivalents at beginning of period            9,064               14,391
                                                        ----------           ---------
Cash and cash equivalents at end of period              $   5,388            $  48,376
                                                        ==========           =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                        $  21,495            $  14,432
Acquisition of properties                                       -               (3,818)
Assumption of mortgage loans                                    -                3,818
Conversion of convertible debentures                        2,561               10,164
                                                        ==========           =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been restated to conform to current period presentation.

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2000 and 1999:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                             ENDED SEPTEMBER 30, 2000                ENDED SEPTEMBER 30, 1999
                      -------------------------------------    -------------------------------------

                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 40,091                                  $ 32,093
Less: Preferred
 distributions            2,750                                     2,750
                        -------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                37,341       67,683       $ 0.55          29,343        66,591      $ 0.44
                                                   ======                                    ======

Dilutive shares for
 long-term compen-
 sation plans                 -        1,016                            -           384
                        -------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 37,341       68,699       $ 0.54        $ 29,343        66,975      $ 0.44
                       ========      =======       ======        ========       =======      ======

                               FOR THE NINE MONTHS                     FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 2000                 ENDED SEPTEMBER 30, 1999
                      -------------------------------------    -------------------------------------

                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $117,291                                  $107,773
Less: preferred
 distributions            8,250                                     8,250
                        -------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders               109,041        67,253      $ 1.62          99,523        66,256      $ 1.50
                                                   ======                                    ======

Dilutive shares for
 long-term compen-
 sation plans                 -           682                           -           333
                       --------       -------                    --------       -------

Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $109,041        67,935      $ 1.60        $ 99,523        66,589      $ 1.49
                       ========       =======      ======        ========       =======      ======

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.9% at September 30, 2000. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $37,563   $10,628   $12,918   $10,662   $10,780      $10,496     $14,477   $25,847    $133,371
Rental property
 expenses and
 real estate taxes         10,331     3,355     2,666     2,325     2,888        2,562       4,909     8,451      37,487
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          27,232     7,273    10,252     8,337     7,892        7,934       9,568    17,396      95,884

Other income/expenses, net                                                                                        53,665
                                                                                                                --------
Income before property dispositions and minority interest                                                         42,219

Gain on property dispositions                                                                                      2,964

Minority interest                                                                                                  5,092

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                         $ 37,341
                                                                                                                ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $31,555   $10,095   $11,255   $10,052   $ 9,505      $10,573     $12,843    $22,689   $118,567
Rental property
 expenses and
 real estate taxes          8,376     3,033     2,477     2,128     2,906        2,587       4,377      6,570     32,454
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          23,179     7,062     8,778     7,924     6,599        7,986       8,466     16,119     86,113

Other income/expenses, net                                                                                        48,915
                                                                                                                --------
Income before property dispositions and minority interest                                                         37,198

Loss on property dispositions                                                                                      1,270

Minority interest                                                                                                  3,835

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                          $29,343
                                                                                                                ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues        $108,623   $31,510   $37,560   $32,457   $30,504      $31,332     $42,511   $76,279    $390,776
Rental property
 expenses and
 real estate taxes         30,539     9,841     8,386     7,172     8,430        7,474      14,532    23,928     110,302
                         --------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          78,084    21,669    29,174    25,285    22,074       23,858      27,979    52,351     280,474


Other income/expenses, net                                                                                       157,798
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                    122,676

Gain on property dispositions                                                                                     11,712

Extraordinary item-loss on extinguishment of debt                                                                  2,103

Minority interest                                                                                                 14,994

Preferred distributions                                                                                            8,250
                                                                                                                --------
Income available to common shareholders                                                                         $109,041
                                                                                                                ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $87,399   $32,421   $32,877   $30,021   $28,361      $30,395     $37,030    $64,814   $343,318
Rental property
 expenses and
 real estate taxes         24,079     9,636     7,102     6,317     8,307        7,085      12,435     19,152     94,113
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          63,320    22,785    25,775    23,704    20,054       23,310      24,595     45,662    249,205

Other income/expenses, net                                                                                       144,317
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                    104,888

Gain on property dispositions                                                                                     11,941

Extraordinary item-loss on extinguishment of debt                                                                    -

Minority interest                                                                                                  9,056

Preferred distributions                                                                                            8,250
                                                                                                                --------
Income available to common shareholders                                                                         $ 99,523
                                                                                                                ========

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                    SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                    ------------------  -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  441,279          $  411,678
  Buildings and improvements                             2,750,047           2,593,002
  Less accumulated depreciation                           (321,020)           (270,174)
                                                        ----------          ----------
Operating real estate                                    2,870,306           2,734,506

  Development in progress                                  148,223             138,870
  Land held for development                                127,728             111,201
                                                        ----------          ----------
Net real estate                                          3,146,257           2,984,577

Cash and cash equivalents                                    5,388               9,064
Accounts receivable                                          6,859              13,388
Deferred financing and leasing costs,
  net of accumulated amortization
  (2000, $56,177; 1999, $58,033)                            56,367              46,941
Prepaid expenses and other assets                           86,288              64,163
                                                        ----------          ----------
Total assets                                            $3,301,159          $3,118,133
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  367,305          $  374,825
Unsecured notes                                          1,095,000             985,000
Credit facility                                             92,000              47,000
Convertible debentures                                      70,916              84,413
Accounts payable                                            27,916              15,599
Accrued interest                                            20,332              22,422
Dividend payable                                            43,177              39,198
Other liabilities                                           67,368              67,558
                                                        ----------          ----------
Total liabilities                                        1,784,014           1,636,015

OWNERS' EQUITY
General partner's equity-preferred units                   120,814             120,814
                        -common units                    1,197,703           1,173,793
Limited partners' equity                                   198,628             187,511
                                                        ----------          ----------
Total owners' equity                                     1,517,145           1,482,118
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,301,159          $3,118,133
                                                        ==========          ==========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                        THREE                THREE
                                                     MONTHS ENDED         MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
REVENUE
Rental                                                 $ 97,152             $  87,064
Operating expense reimbursement                          36,219                31,503
Interest and other                                        1,523                 1,680
                                                       --------             ----------
Total revenue                                           134,894               120,247
                                                       --------             ----------
OPERATING EXPENSES
Rental property expenses                                 24,541                21,617
Real estate taxes                                        12,946                10,837
Interest expense                                         27,518                24,760
General and administrative                                4,736                 3,969
Depreciation and amortization                            22,934                21,866
                                                       --------             ----------
Total operating expenses                                 92,675                83,049
                                                       --------             ----------
Income before property dispositions                      42,219                37,198

Gain (loss) on property dispositions                      2,964                (1,270)
                                                       --------             ----------

Net income                                             $ 45,183             $  35,928
                                                       ========             ==========
Net income allocated to general partner                $ 40,091             $  32,093
                                                       ========             ==========
Net income allocated to limited partners               $  5,092             $   3,835
                                                       ========             ==========


See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (UNAUDITED AND IN THOUSANDS)

                                                       NINE                  NINE
                                                   MONTHS ENDED          MONTHS ENDED
                                                SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                ------------------    -------------------
REVENUE
Rental                                                $283,949             $ 252,782
Operating expense reimbursement                        106,827                90,536
Interest and other                                       4,123                 4,349
                                                      --------             ---------
Total revenue                                          394,899               347,667
                                                      --------             ---------

OPERATING EXPENSES
Rental property expenses                                72,380                63,451
Real estate taxes                                       37,922                30,662
Interest expense                                        79,535                74,335
General and administrative                              13,998                11,885
Depreciation and amortization                           68,388                62,446
                                                      --------             ---------
Total operating expenses                               272,223               242,779
                                                      --------             ---------
Income before property dispositions
  and extraordinary item                               122,676               104,888

Gain on property dispositions                           11,712                11,941
                                                      --------             ---------
Income before extraordinary item                       134,388               116,829

Extraordinary item-loss on extinguishment
  of debt                                                2,103                     -
                                                      --------             ---------

Net income                                            $132,285             $ 116,829
                                                      ========             =========
Net income allocated to general partner               $117,291             $ 107,773
                                                      ========             =========
Net income allocated to limited partners              $ 14,994             $   9,056
                                                      ========             =========


See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                             NINE                 NINE
                                                         MONTHS ENDED         MONTHS ENDED
                                                      SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                      ------------------   ------------------
OPERATING ACTIVITIES
Net income                                                $ 132,285            $ 116,829
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            68,388               62,446
    Amortization of deferred financing costs                  2,818                4,052
    Gain on sale                                            (11,712)             (11,941)
    Noncash compensation                                      1,807                1,697
    Changes in operating assets and liabilities:
      Accounts receivable                                     6,529                2,628
      Prepaid expenses and other assets                     (23,147)              (4,024)
      Accounts payable                                       12,317                2,973
      Accrued interest                                       (2,090)                (753)
      Other liabilities                                        (190)              (6,985)
                                                          ----------           ----------
Net cash provided by operating activities                   187,005              166,922
                                                          ----------           ----------
INVESTING ACTIVITIES
    Investment in properties                                (32,989)             (60,587)
    Proceeds from disposition of properties                  63,604              115,135
    Investment in development in progress                  (168,611)            (163,220)
    Investment in land held for development                 (72,491)             (43,627)
    Increase in deferred leasing costs                      (12,518)             (11,824)
                                                          ----------           ----------
Net cash used in investing activities                      (223,005)            (164,123)
                                                          ----------           ----------
FINANCING ACTIVITIES
    Retirement of Convertible Debentures                    (10,914)                   -
    Proceeds from issuance of unsecured notes               200,000              385,000
    Repayments of unsecured notes                           (90,000)             (45,000)
    Repayments of mortgage loans                             (7,520)             (39,818)
    Proceeds from credit facility                           450,000              125,024
    Repayments on credit facility                          (405,000)            (379,024)
    Increase in deferred financing costs                     (6,593)              (5,234)
    Capital contributions                                    30,325               96,219
    Distributions to partners                              (127,974)            (105,981)
                                                          ----------           ----------
Net cash provided by financing activities                    32,324               31,186
(Decrease) increase in cash and cash equivalent              (3,676)              33,985
Cash and cash equivalents at beginning of period              9,064               14,391
                                                          ----------           ----------
Cash and cash equivalents at end of period                $   5,388            $  48,376
                                                          ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                          $  21,495            $  14,432
Acquisition of properties                                         -               (3,818)
Assumption of mortgage loans                                      -                3,818
Conversion of convertible debentures                          2,561               10,164
                                                          ==========           ==========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                SEPTEMBER 30, 2000

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, with a combined common equity interest in the Operating Partnership of 93.9% at September 30, 2000. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues        $ 37,563  $ 10,628  $ 12,918  $ 10,662   $ 10,780   $ 10,496      $ 14,477  $ 25,847   $133,371
Rental property
 expenses and
 real estate taxes         10,331     3,355     2,666     2,325      2,888      2,562         4,909     8,451     37,487
                         --------  --------  --------  --------   --------   --------      --------  ---------  --------
Property-level net
 operating income          27,232     7,273    10,252     8,337      7,892      7,934         9,568    17,396     95,884

Other income/expenses, net                                                                                        53,665
                                                                                                                --------
Income before property dispositions                                                                               42,219

Gain on property dispositions                                                                                      2,964
                                                                                                                --------
Net income                                                                                                      $ 45,183
                                                                                                                ========
Net income allocated to general partners                                                                        $ 40,091
                                                                                                                ========
Net income allocated to limited partners                                                                        $  5,092
                                                                                                                ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real-estate
 related revenues        $ 31,555  $ 10,095  $ 11,255  $ 10,052   $  9,505    $ 10,573    $ 12,843   $ 22,689  $118,567
Rental property
 expenses and
 real estate taxes          8,376     3,033     2,477     2,128      2,906       2,587       4,377      6,570    32,454
                         --------  --------  --------  --------   --------    --------    --------   --------  --------
Property-level net
 operating income          23,179     7,062     8,778     7,924      6,599       7,986       8,466     16,119    86,113

Other income/expenses, net                                                                                       48,915
                                                                                                               --------
Income before property dispositions                                                                              37,198

Loss on property dispositions                                                                                     1,270
                                                                                                               --------
Net income                                                                                                     $ 35,928
                                                                                                               ========
Net income allocated to general partner                                                                        $ 32,093
                                                                                                               ========
Net income allocated to limited partners                                                                       $  3,835
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues        $108,623  $ 31,510  $ 37,560  $ 32,457   $ 30,504    $ 31,332    $ 42,511    $ 76,279  $390,776
Rental property
 expenses and
 real estate taxes         30,539     9,841     8,386     7,172      8,430       7,474      14,532      23,928   110,302
                         --------  --------  --------  --------   --------    --------    --------    --------  --------
Property-level net
 operating income          78,084    21,669    29,174    25,285     22,074      23,858      27,979      52,351   280,474

Other income/expenses, net                                                                                       157,798
                                                                                                                --------
Income before property dispositions and extraordinary item                                                       122,676

Gain on property dispositions                                                                                     11,712

Extraordinary item-loss on extinguishment of debt                                                                  2,103
                                                                                                                --------
Net income                                                                                                      $132,285
                                                                                                                ========
Net income allocated to general partners                                                                        $117,291
                                                                                                                ========
Net income allocated to limited partners                                                                        $ 14,994
                                                                                                                ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real-estate
 related revenues        $ 87,399  $ 32,421  $ 32,877  $ 30,021   $ 28,361    $ 30,395    $ 37,030   $ 64,814  $343,318
Rental property
 expenses and
 real estate taxes         24,079     9,636     7,102     6,317      8,307       7,085      12,435     19,152    94,113
                         --------  --------  --------  --------   --------    --------    --------   --------  --------
Property-level net
 operating income          63,320    22,785    25,775    23,704     20,054      23,310      24,595     45,662   249,205

Other income/expenses, net                                                                                      144,317
                                                                                                               --------

Income before property dispositions and extraordinary item                                                      104,888

Gain on property dispositions                                                                                    11,941

Extraordinary item-loss on extinguishment of debt                                                                     -
                                                                                                               --------
Net income                                                                                                     $116,829
                                                                                                               ========
Net income allocated to general partner                                                                        $107,773
                                                                                                               ========
Net income allocated to limited partners                                                                       $  9,056
                                                                                                               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the three and nine months ended September 30, 2000 and 1999 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements.

In 2000, the Company has continued to pursue development and acquisition opportunities and has continued to focus on increasing the cash flow from its properties in operation by increasing property occupancy and increasing rental rates.

The composition of the Company's properties in operation as of September 30, 2000 and 1999 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                ----------------     ----------------     ----------------
                                 SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,
TYPE                             2000     1999         2000     1999        2000     1999
-------------------------       -------  -------     -------  -------     -------  -------
Industrial - Distribution        20,164   19,372       41.7%    42.6%       96.3%    93.8%
Industrial - Flex                12,886   12,811       26.7%    28.2%       94.3%    93.9%
Office                           15,289   13,284       31.6%    29.2%       95.1%    94.4%
                                -------  -------     -------  -------     -------  -------
Total                            48,339   45,467      100.0%   100.0%       95.4%    94.0%
                                =======  =======     =======  =======     =======  =======

The expiring square feet and annual base rent by year for the properties in operation as of September 30, 2000 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2000              494    $ 2,077        740    $  5,288       765    $  9,510     1,999    $ 16,875
2001            3,266     14,163      2,053      15,673     1,789      22,504     7,108      52,340
2002            3,268     13,289      1,977      15,777     1,427      18,016     6,672      47,082
2003            1,831      8,832      2,133      19,137     1,625      21,819     5,589      49,788
2004            2,136     10,565      1,548      14,256     1,509      22,954     5,193      47,775
2005            2,241     11,359      1,306      12,377     2,543      35,953     6,090      59,689
Thereafter      6,182     31,853      2,394      25,439     4,879      79,965    13,455     137,257
               ------    -------     ------    --------    ------    --------    ------    --------
Total          19,418    $92,138     12,151    $107,947    14,537    $210,721    46,106    $410,806
               ======    =======     ======    ========    ======    ========    ======    ========


The scheduled deliveries of the 4.2 million square feet of properties under development as of September 30, 2000 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    SEPTEMBER 30, 2000    TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
4th Quarter 2000             -     128      200     328            92.3%            $ 31,388
1st Quarter 2001           276       -       15     291           100.0%              15,479
2nd Quarter 2001         1,015      56       96   1,167            95.6%              68,416
3rd Quarter 2001           855     126       31   1,012            36.2%              42,490
Thereafter                 249     328      822   1,399            22.2%             150,915
                         -----   -----    -----   -----           ------            --------
Total                    2,395     638    1,164   4,197            56.8%            $308,688
                         =====   =====    =====   =====           ======            ========

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2000 (unaudited) with the results of operations of the Company for the three and nine months ended September 30, 1999 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2000 and 1999, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $134.9 million from $120.2 million for the three months ended September 30, 2000 compared to the same period in 1999, and increased to $394.9 million from $347.7 million for the nine months ended September 30, 2000 as compared to the same period in 1999. These increases are primarily due to the increase in the number of properties in operation during the respective periods. As of September 30, 2000, the Company had 651 properties in operation compared to 626 properties at September 30, 1999. The following is a summary of the Company's acquisition, development and disposition activity for the three and nine months ended September 30, 2000 and 1999:

                                                   2000                      1999
                                        ------------------------  ------------------------
                                                     TOTAL                      TOTAL
                                        NO. OF     INVESTMENT     NO. OF     INVESTMENT
                                        BLDGS    OR PROCEEDS (1)  BLDGS    OR PROCEEDS (1)
                                        ------   ---------------  ------   ---------------
Properties owned as of:

Beginning January 1,                       634                       608
  Acquisitions                               9       $ 55.4            9       $ 38.4
  Completed developments                    12        128.3           26        152.8
  Dispositions                               6         40.7           16         60.0
                                        ------                    ------

 June 30,                                  649                       627
  Acquisitions                               3         21.2            1          4.8
  Completed developments                     6         40.5            9         42.2
  Dispositions                               7         15.6           11         44.4
                                        ------                    ------

Ending September 30,                       651                       626
                                        ======                    ======

(1) The "Total Investment" for a property is defined as the property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and where appropriate, other development costs and carrying costs required to reach rent commencement.

Additionally, during the period from January 1, 2000 through June 30, 2000, the Company sold three parcels of land for approximately $9.3 million. During the period July 1, 2000 through September 30, 2000, the Company sold three parcels of land for approximately $3.1 million. From July 1, 1999 through September 30, 1999, the Company sold one parcel of land for approximately $1.0 million. There were no land sales during the six months ending June 30, 1999.

Rental property and real estate tax expenses increased to $37.5 million from $32.5 million for the three months ended September 30, 2000 compared to the same period in 1999, and to $110.3 million from $94.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. This increase is due to the increase in the number of properties owned during the respective periods.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 1999) increased to $78.9 million for the three months ended September 30, 2000 from $76.6 million for the three months ended September 30, 1999, with straightlining (which recognizes rental revenue evenly over the life of the lease), and increased to $77.2 million for the three months ended September 30, 2000 from $74.9 million for the three months ended September 30, 1999, without straightlining. These increases of 2.9% and 3.0%, respectively, are due to increases in rental rates for the properties.

Property-level operating income for the "Same Store" properties increased to $234.3 million for the nine months ended September 30, 2000 from $227.6 million for the nine months ended September 30, 1999, with straightlining and increased to $229.5 million for the nine months ended September 30, 2000 from $222.9 million for the nine months ended September 30, 1999, without straightlining. These increases of 3.0% are due to increases in the rental rates for the properties.

Set forth below is a schedule comparing the property-level operating income for the "Same Store" properties for the three and nine months ended September 30, 2000 and 1999 (in thousands).

                                    WITH STRAIGHTLINING     WITHOUT STRAIGHTLINING
                                   ---------------------    ----------------------
                                       QUARTER ENDED             QUARTER ENDED
                                   ---------------------    ----------------------
                                   SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                     2000        1999         2000        1999
                                   ---------   ---------    ---------   ----------
Rental Revenue                      $ 80,026    $ 77,163    $ 78,372    $ 75,489
                                    ---------   ---------   ---------   ---------
Operating expenses:
  Rental property expense             20,467      19,080      20,467      19,080
  Real estate taxes                   10,602       9,680      10,602       9,680
  Operating expense recovery         (29,903)    (28,215)    (29,903)    (28,215)
                                    ---------   ---------   ---------   ---------
Unrecovered operating expenses         1,166         545       1,166         545
                                    ---------   ---------   ---------   ---------
Property level operating income     $ 78,860    $ 76,618    $ 77,206    $ 74,944
                                    =========   =========   =========   =========

                                    WITH STRAIGHTLINING     WITHOUT STRAIGHTLINING
                                   ---------------------    ----------------------
                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                   ---------------------    ----------------------
                                   SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                     2000        1999         2000        1999
                                   ---------   ---------    ---------   ----------
Rental Revenue                      $237,463    $229,887    $232,667     $225,126
                                   ---------   ---------    ---------    ---------
Operating expenses:
  Rental property expense             61,297      57,407      61,297       57,407
  Real estate taxes                   31,406      27,527      31,406       27,527
  Operating expense recovery         (89,585)    (82,662)    (89,585)     (82,662)
                                    ---------   ---------   ---------    ---------
Unrecovered operating expenses         3,118       2,272       3,118        2,272
                                    ---------   ---------   ---------    --------
Property level operating income     $234,345    $227,615    $229,549     $222,854
                                    =========   =========   =========    ========

General and administrative expenses increased to $4.7 million for the three months ended September 30, 2000 from $4.0 million for the three months ended September 30, 1999, and to $14.0 million for the nine months ended September 30, 2000 from $11.9 million for the nine months ended September 30, 1999. This increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties in operation during the respective periods.

Depreciation and amortization expense increased to $22.9 million for the three months ended September 30, 2000 from $21.9 million for the three months ended September 30, 1999, and to $68.4 million for the nine months ended September 30, 2000, from $62.4 million for the nine months ended September 30, 1999. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased to $27.5 million for the three months ended September 30, 2000 from $24.8 million for the three months ended September 30, 1999, and to $79.5 million for the nine months ended September 30, 2000 from $74.3 million for the nine months ended September 30, 1999. These increases are due to an increase in the average debt outstanding for the respective periods which was $1,594.4 million for the three months ended September 30, 2000 compared to $1,488.2 million for the three months ended September 30, 1999, and $1,561.3 million for the nine months ended September 30, 2000 compared to $1,470.4 million for the nine months ended September 30, 1999. In addition, the weighted average interest rates for the respective periods have increased from 7.41% for the three months ended September 30, 1999 to 7.63% for the three months ended September 30, 2000, and from 7.29% for the nine months ended September 30, 1999 to 7.55% for the nine months ended September 30, 2000.

In the third quarter of 2000, the Company realized a gain on sale of $3.0 million, due to the sale of seven properties and three parcels of land for $18.7 million, and during the nine months ended September 30, 2000 the Company realized a gain on sale of $11.7 million, due to the sale of 13 properties and six parcels of land for $68.7 million. In the third quarter of 1999, the Company realized a loss on sale of $1.3 million, due to the sale of 11 properties and one parcel of land for $45.4 million, and during the nine months ended September 30, 1999 the Company realized a gain on sale of $11.9 million, due to the sale of 27 properties and one parcel of land for $105.4 million.

During the nine months ended September 30, 2000, the Company repurchased $10.9 million principal amount of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership (the "Convertible Debentures"). This resulted in the recognition of an extraordinary loss in the nine months ended September 30, 2000 totaling $2.1 million. This loss represents the redemption premium and the write-off of related deferred financing costs. There were no extraordinary items during the third quarter of 2000 or during the nine months ended September 30, 1999.

As a result of the foregoing, the Company's income before minority interest increased to $45.2 million for the three months ended
September 30, 2000 from $35.9 million for the three months ended September 30, 1999, and increased to $132.3 million for the nine months ended September 30, 2000 from $116.8 million for the nine months ended September 30, 1999. In addition, net income increased to $40.1 million for the three months ended September 30, 2000 from $32.1 million for the three months ended September 30, 1999, and increased to $117.3 million for the nine months ended September 30, 2000 from $107.8 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents of $5.4 million.

Net cash flow provided by operating activities increased to $187.0 million for the nine months ended September 30, 2000 from $166.9 million for the nine months ended September 30, 1999. This $20.1 million increase was primarily due the increase in net income and to the fluctuations in accounts payable, prepaid expenses and other assets and other liabilities during the respective periods.

Net cash used in investing activities increased to $223.0 million for the nine months ended September 30, 2000 from $164.1 million for the nine months ended September 30, 1999. This increase primarily resulted from an increase in land held for development and decreased disposition activity in 2000.

Net cash provided by financing activities increased to $32.3 million for the nine months ended September 30, 2000 from $31.2 million for the nine months ended September 30, 1999. This increase is due to an increase in the Company's financing requirements consistent with its increase in investing activities, partially offset by a decrease in capital contributions.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed development with long-term capital sources. In the nine months ended September 30, 2000, these activities were funded through a $450.0 million unsecured line of credit (the "$450 Million Credit Facility"). This facility was obtained in April 2000, replacing a $325 million unsecured line of credit and a $90 million term loan due January 2001.

The interest rate on borrowings under the $450 Million Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa3 and BBB-, respectively. At these ratings, as of October 31, 2000, the interest rate for borrowings under the $450 Million Credit Facility is 115 basis points over LIBOR.

As of September 30, 2000, $367.3 million in mortgage loans and $1,095.0 million in unsecured notes were outstanding. The interest rates on $1,456.0 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 9.1%. The interest rates on $6.3 million of mortgage loans float with LIBOR or a municipal bond index, none of which is subject to a cap. The weighted average remaining term for the mortgage loans and the unsecured notes is 7.7 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of September 30, 2000 are as follows (in thousands):

                     MORTGAGES                                             WEIGHTED
            --------------------------    UNSECURED                        AVERAGE
            AMORTIZATION    MATURITIES      NOTES           TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2000         $ 2,461         $  5,162     $        -      $    7,623           8.3%
2001           9,246           20,122              -          29,368           7.1%
2002           8,147                -        100,000         108,147           6.7%
2003           8,127           26,606         50,000          84,733           7.3%
2004           8,206           16,340        100,000         124,546           7.0%
2005           7,132          115,051              -         122,183           7.6%
2006           5,046           30,079        100,000         135,125           7.2%
2007           4,592                -        100,000         104,592           7.3%
2008           4,280           28,835              -          33,115           7.2%
2009           2,163           42,069        270,000         314,232           7.8%
2010           1,367                -        200,000         201,367           8.5%
2011           1,105            3,302              -           4,407           7.7%
2012             193           17,674              -          17,867           7.7%
2013               -                -         75,000 (1)      75,000           6.4%
2018               -                -        100,000         100,000           7.5%
             -------         --------     ----------      ----------         ------
             $62,065         $305,240     $1,095,000      $1,462,305           7.5%
             =======         ========     ==========      ==========         ======

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

In October 1999, the Board of Trustees authorized a share repurchase program. Pursuant to the Plan, as amended, the Company may purchase up to $100 million of the Company's Common Shares, Convertible Debentures or Preferred Shares. Through October 31, 2000, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of October 31, 2000, the Company had the capacity pursuant to this shelf registration statement to issue $688.4 million in equity securities and the Operating Partnership had the capacity to issue $508.0 million in debt securities.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, amending SFAS No. 133 by extending the required date of adoption to the years beginning after June 15, 2000. The impact of SFAS No. 133 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of January 1, 2001 and each measurement date thereafter.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund development, acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by generally accepted accounting principles. Funds from operations for the three and nine months ended September 30, 2000 and September 30, 1999 are as follows (in thousands):

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                              (IN THOUSANDS)            (IN THOUSANDS)
                                           ---------------------    ---------------------
                                           SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                              2000        1999         2000        1999
                                           ---------   ---------    ---------   ---------
Income available to common shareholders    $ 37,341     $ 29,343    $109,041    $ 99,523
Addback:
  Minority interest less preferred unit
    distributions                             2,439        2,273       7,577       7,494
  Depreciation and amortization              22,598       21,385      67,310      61,283
  Extraordinary item-loss on extin-
    guishment of debt                             -            -       2,103           -
  Loss (gain) on sale of property            (2,964)       1,270     (11,712)    (11,941)
                                           =========    =========   =========   =========
Funds from operations                      $ 59,414     $ 54,271    $174,319    $156,359
                                           =========    =========   =========   =========

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

PART II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         In September 2000, Walton Street Real Estate Fund II, L.P. and Walton Street Managers II, L.P. acquired a total of 314,709 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interest in Liberty Property Limited Partnership. Such person acquired these units of limited partnership interest in connection with their contribution to the Operating Partnership of certain assets on July 16, 1998. The exchange of the common shares of beneficial interest for the units of limited partnership interest is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 2000 Annual Meeting of Shareholders of the Trust, management's nominees, Joseph P. Denny, David L. Lingerfelt and John A. Miller, were elected to fill the three available positions as Class III trustees. Voting (expressed in number of shares) was as follows: Mr. Denny: 53,857,699 for, 326,885 against or withheld and no abstentions or broker non-votes; Mr.
         Lingerfelt: 53,857,115 for, 327,469 against or withheld and no abstentions or broker non-votes; and Mr. Miller: 53,830,509 for, 354,075 against or withheld and no abstentions or broker non-votes.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             27  Financial Data Schedule (EDGAR Version Only)

         b.  Reports on Form 8-K

             During the quarter ended September 30, 2000, the Registrants filed one Current Report on Form 8-K dated July 31, 2000 reporting Items 5 and 7 and containing as an Exhibit the Underwriting Agreement dated July 26, 2000 among the
             Registrants and the Underwriters (as defined therein)

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      November 13, 2000
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   November 13, 2000
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      November 13, 2000
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   November 13, 2000
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer

                             EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------       -------------------------------------------------------


27                Financial Data Schedule (EDGAR version only)