Form 10-K
period 2000-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2001-03-19
CIK 921112, 921113

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

As of March 15, 2001, the aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was approximately $1.8 billion, based upon the closing price of $26.75 on the New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an "affiliate" for purposes of the federal securities laws.

Number of Common Shares outstanding as of March 15, 2001:
68,714,881

                   Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2001 are incorporated by reference into Part III of this Form 10-K.

                                  INDEX

                                                                  PAGE
PART I
Item 1.  Business...............................................     5
Item 2.  Properties.............................................    11
Item 3.  Legal Proceedings......................................    13
Item 4.  Submission of Matters to a Vote of Security Holders....    14

PART II
Item 5.  Market for the Registrants' Common Equity and Related
         Shareholders' Matters..................................    15
Item 6.  Selected Financial Data................................    17
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    19
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk...................................................    28
Item 8.  Financial Statements and Supplementary Data............    28
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................   126

PART III
Item 10. Directors and Executive Officers of the Registrants....   126
Item 11. Executive Compensation.................................   126
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................   126
Item 13. Certain Relationships and Related Transactions.........   126

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................   126

SIGNATURES......................................................   133

---------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined below) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company") believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on
the market price for the Company's securities.   The Company assumes no
obligation to update or supplement forward-looking statements that become untrue because of subsequent events. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements".

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

The Company provides leasing, property management, acquisition, development, construction management, design management and other related services for a portfolio which, as of December 31, 2000, consisted of 652 industrial and office properties (the "Properties in Operation") totaling approximately 48.2 million leaseable square feet. As of December 31, 2000, the Properties in Operation were approximately 96.1% leased to almost 2,000 tenants. As of December 31, 2000, the Company also had 49 properties under development (the "Properties Under Development" and, together with the Properties in Operation, the "Properties"). The Properties Under Development are expected to generate, upon completion, approximately six million leaseable square feet. The Properties are located principally within the Southeastern, Mid-Atlantic and Midwestern United States. As of December 31, 2000, the Company also owned 1,139 acres of land, all zoned for commercial use, which the Company anticipates are capable of supporting, as and when developed, approximately nine million leaseable square feet.

The Properties in Operation, as of December 31, 2000, consisted of 424 industrial and 228 office properties. Single tenants occupied 270 of the Properties in Operation. The remaining 382 of the Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.

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

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 93.9% of the common equity of the

Operating Partnership at December 31, 2000. The common units of limited partnership interest in the Operating Partnership (the "Common Units") are exchangeable on a one-for-one basis (subject to antidilution protections) for the Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"). The only limited partners of the Operating Partnership who hold Common Units other than the Trust are persons or entities that contributed assets to the Operating Partnership and received Common Units in exchange therefor. The Common Units held by the limited partners other than the Trust were exchangeable for approximately 4.5 million Common Shares on December 31, 2000. Certain holders of Common Units issued in connection with the contribution of assets to the Operating Partnership have the right to require the Company to register the issuance or resale of the Common Shares underlying their Common Units upon exchange for the Common Units, in order to afford such holders liquidity with respect to their investment. The Company has issued Series B and Series C Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The Preferred Units are exchangeable on a one-for-one basis after a stated date into Cumulative Redeemable Preferred Shares. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as minority interest.

The Company's executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700. The Company maintains offices in each of its principal markets. As of December 31, 2000, the Company's principal markets were as follows:
Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom. For further detail regarding the Company's Properties in particular markets, please refer to Item 2. Properties and
Note 11 of the Notes to the Liberty Property Trust Financial Statements and Note 10 of the Notes to the Liberty Property Limited Partnership Financial Statements.

MANAGEMENT AND EMPLOYEES

The Company's 347 employees (as of March 15, 2001) are under the direction of 19 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 13 years. The Company and the Predecessor have developed and managed commercial real estate for the past 28 years. The Company's in-house leasing, marketing and property management staff operates in full-service local offices in markets where it has a significant presence. This structure enables the Company to better understand the particular characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local development and acquisition opportunities. The Company considers its relations with its employees to be good.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

The Company's business objective is to maximize long-term profitability for its shareholders by (i) maintaining and increasing property occupancy and rental rates through the effective management of the Properties, (ii) developing and acquiring high-quality properties,
(iii) selectively disposing of certain properties and (iv) continuing to enhance the capabilities of the Company and its personnel. In accomplishing these objectives, the Company also intends to maintain a conservative and flexible capital structure.

INTERNAL GROWTH STRATEGIES

Management believes that the Properties offer significant opportunities for the Company to increase its rental revenues and cash flow. The Company seeks to increase rental revenues through the renewal or replacement of expiring leases at rental rates which are higher than the rates under expiring leases. In addition, the Company seeks to increase cash flow by continuing its practice of negotiating for annual contractual rental increases that take effect during the terms of its leases, and by maintaining or improving the occupancy of its portfolio. Finally, the Company intends to maximize earnings through controlling costs.

NEW LEASES AND LEASE RENEWALS. In the past year, the Company generally has been experiencing increases in rental rates in replacement and renewal leases. Although no assurance can be given, the Company expects that in the near term, replacement and renewal leases will continue to reflect rental rates which are higher than the rates under expiring leases.

CONTRACTUAL INCREASES. The Company seeks to generate increased cash flow from the Properties in Operation through annual contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 2000 provide for contractual rental increases that are expected to contribute an additional $5.8 million to the Company's cash flow for the year ending December 31, 2001. The Company intends to continue to negotiate annual contractual rent increases that take effect during the terms of its leases.

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

E-COMMERCE INITIATIVES. The Company believes that its Properties represent unique resources, the value of which can be increased by the addition of tenant-oriented amenities.

The Company continues to explore appropriate Internet-based products to link the Company's business communities with local service providers, national retailers and community organizations. The Company believes that these products will enhance the working environment in the business parks in which many of the Company's Properties are located. The

Company believes that this focus will further the Company's goal of providing desirable business accommodations for its tenants.

DEVELOPMENT, ACQUISITION AND DISPOSITION STRATEGIES

The Company also seeks to achieve growth in income from rental operations through maintenance and expansion of its development pipeline and acquisition of additional rental properties where management has identified opportunities which will create shareholder value over the long term. The Company also has a program to dispose of Properties which no longer fit within the Company's strategic plan or in situations where it can optimize cash proceeds.

DEVELOPMENT. The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. The Company and its Predecessor have developed over 43 million square feet of commercial real estate during the past 28 years. The Company's development activities fall into two categories: build-to-suit projects and projects built for inventory. The Company develops build-to-suit projects for existing and new tenants. These projects are substantially pre-leased to one or more
tenants prior to construction.   The Company also builds properties for
inventory, typically in high-occupancy markets in which the Company has identified sufficient demand at market rental rates to justify such construction.

During the year ended December 31, 2000, the Company completed seven build-to-suit projects, 17 inventory projects, and one build-to-suit expansion, totaling approximately 2.3 million square feet of leaseable space and representing an aggregate Total Investment, as defined below, of approximately $193.2 million. As of December 31, 2000, these completed development properties were approximately 92.1% leased. The "Total Investment" for a Property is defined as the Property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs required to reach rent commencement.

As of December 31, 2000, the Company had 49 Properties Under Development which, upon completion, are expected to generate approximately six million leaseable square feet and are expected to represent a Total Investment of approximately $408.7 million. Approximately 54.0% of such leaseable space was pre-leased as of December 31, 2000. The Company expects to complete all of the Properties Under Development over the next eight quarters.

As of December 31, 2000, the Company owned 1,139 acres of land for development, all zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that the land would support, as and when developed, approximately nine million leaseable square feet. The Company's investment in land held for development as of December 31, 2000 was $137.4 million. The Company is obligated to purchase additional land under contracts entered into with a variety of parties. The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities.

ACQUISITIONS. The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long term.

During the year ended December 31, 2000, the Company acquired 14 properties comprising approximately 1.4 million leaseable square feet for a Total Investment of $105.2 million.

DISPOSITIONS. The Company seeks to generate capital through its asset disposition program, pursuant to which Properties in Operation which no longer fit within the Company's strategic plan or with respect to which the Company believes it can optimize cash proceeds are sold and the proceeds from such sales are utilized to fund development and acquisitions consistent with the Company's business objectives and strategies. During the year ended December 31, 2000, the Company sold 20 Properties compromising approximately 1.7 million square feet of leaseable space, and 11 parcels of land, for $122.5 million.

The Company also actively considers joint venture opportunities as a method of generating capital to fund development and acquisitions.

INTERNATIONAL OPERATION

The Company's international operation includes eight Properties in Operation and one Property Under Development in the County of Kent, England. Additionally, the Company has entered into a joint venture to develop an office building in Uxbridge in the London Borough of Hillingdon. The Company also provides management services with respect to a joint venture between Rouse Kent Limited, which is owned by certain senior executives of the Company, and the County of Kent, England to develop a 650-acre, mixed-use park approximately 25 miles southeast of London. The Company has an option to purchase Rouse Kent Limited for nominal consideration. The Company has accounts receivable and a loan receivable from Rouse Kent Limited and affiliates at December 31, 2000, with outstanding balances of $7.5 million and $11.9 million, respectively.

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

COMPETITION

The Company faces competition as a lessor, developer, buyer, and seller of properties. The Company believes that the quality of its Properties and its responsiveness to tenant needs will enable it to attract and retain high-quality tenants in the markets in which the Properties are located. However, the number of competitive properties in any particular market in which the Company's Properties are located could have a material adverse effect on both the Company's ability to lease space and on rental rates of the Properties. There are numerous other entities, including but not limited to other REITs, that compete with the Company in seeking to develop or acquire properties. However, the Company believes that its management, its market knowledge, its capital base, its existing sources of credit and its access to capital will provide the Company with competitive advantages.

ENVIRONMENTAL REGULATIONS

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment (collectively, "Environmental Laws"), a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, treated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substances. In addition, the presence of any such substances or the failure to properly remediate such substances when present, released or discharged may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for disposal of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a storage, disposal or treatment facility or other facility at which there has been a release or a threatened release of such substances, whether or not such facility is owned or operated by such persons. In addition to any action required by federal, state or local authorities, the presence of hazardous or toxic substances on any of the Properties, or on any properties acquired hereafter, could result in private plaintiffs bringing claims for personal injury or other causes of action. In connection with the ownership and operation of the Properties, and with respect to any properties developed or acquired hereafter, the Company may be potentially liable for removal, remediation, natural resource damages, release or injury to persons or property. Further, various Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected Property or the imposition of monetary penalties and fines in addition to the costs required to attain compliance.

All of the Properties and land have been subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the "Environmental Assessments"). The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with Environmental Laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company. Although certain environmental issues have been identified with respect to certain of the Properties, the Company does not believe that any of these issues is likely to materially adversely affect the results of the Company's operations. No assurance can be given that the Environmental Assessments revealed all potential environmental liabilities, that no prior owner or operator created any material adverse environmental condition not known to the Company, that no environmental liabilities have developed since such

Environmental Assessments were prepared, that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

ITEM 2.  PROPERTIES

The Properties in Operation, as of December 31, 2000, consisted of 424 industrial and 228 office properties.

Single tenants occupy 270 Properties in Operation. The Company provides a reduced level of service in connection with the operation or maintenance of these properties. The remaining 382 of the Company's Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.

The Company's industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing, and research and development facilities. Substantially all of the Company's industrial Properties are located in suburban, mixed-use developments or business parks offering excellent access to interstate highway systems and all are well-maintained facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements, and industrial uses to increase re-leasing opportunities and control re-leasing costs. The average building size of the industrial properties is 77,308 leaseable square feet. As of December 31, 2000, the Company's industrial properties were 97.0% leased.

The Company's office Properties are mid-rise and single-story office buildings principally located in suburban, mixed-use developments or office parks. All of the Company's office Properties are well-maintained facilities. Substantially all are located in prime business locations within established business communities offering excellent access to interstate highway systems. As of December 31, 2000, the office properties were approximately 94.2% leased. The average building size of the office properties is 67,710 leaseable square feet.

The table below highlights the Company's top ten industrial tenants and the top ten office tenants.

                                       PERCENTAGE                                      PERCENTAGE
                                        OF TOTAL                                        OF TOTAL
     TOP 10 INDUSTRIAL TENANTS          BASE RENT        TOP 10 OFFICE TENANTS          BASE RENT
-------------------------------------- ----------   --------------------------------   ----------
Kellogg USA                               1.2%      The Vanguard Group, Inc.              5.2%
United States of America                  0.9%      SmithKline Beecham                    2.5%
General Electric Company                  0.9%      Aetna U.S. Healthcare, Inc.           1.5%
Dial Corporation                          0.8%      PNC Bank                              1.4%
Vistakon Division of Johnson & Johnson    0.6%      Capital One Services, Inc.            1.0%
Great Spring Waters of America            0.6%      Citicorp                              1.0%
Centocor, Inc.                            0.6%      General Motors Corporation            0.9%
Hewlett-Packard Company                   0.5%      The Prudential Insurance Company      0.9%
AIWA America, Inc.                        0.4%      Sanofi Winthrop, Inc.                 0.8%
Bosch Braking Systems                     0.4%      AT&T Corp.                            0.7%
                                        ------                                          ------
                                          6.9%                                           15.9%
                                        ======                                          ======

The table below sets forth certain information on the Company's
Properties in Operation as of December 31, 2000. A complete listing of the Properties in Operations appears as Schedule III to the financial statements of the Company included in this report.

                LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   BUILDING TYPE BY REGION
                                      DECEMBER 31, 2000

                                                         Total           Total
                             Type                      Base Rent      Square Feet     % Leased
                    ------------------------        --------------   ------------     --------
Southeastern PA     Industrial -Distribution         $  9,002,378       1,217,311      100.0%
                               -Flex                   21,407,876       2,195,826       98.8%
                    Office                             79,431,384       5,454,073       98.1%
                                                     ------------     -----------      ------
                    Total                            $109,841,638       8,867,210       98.5%
                                                     ============     ===========      ======
New Jersey          Industrial -Distribution         $ 12,647,297       2,903,800       99.1%
                               -Flex                    8,646,593       1,221,881       91.6%
                    Office                              7,828,931         825,821       79.6%
                                                     ------------     -----------      ------
                    Total                            $ 29,122,821       4,951,502       94.0%
                                                     ============     ===========      ======
Lehigh Valley       Industrial -Distribution         $ 23,146,223       5,833,832       99.4%
                               -Flex                    8,997,653       1,267,790       95.3%
                    Office                              6,493,671         539,717       98.7%
                                                     ------------     -----------      ------
                    Total                            $ 38,637,547       7,641,339       98.7%
                                                     ============     ===========      ======
Maryland            Industrial -Distribution         $    844,651         199,977      100.0%
                               -Flex                    2,518,464         225,843      100.0%
                    Office                              6,567,738         530,532       99.8%
                                                     ------------     -----------      ------
                    Total                            $  9,930,853         956,352       99.9%
                                                     ============     ===========      ======
Virginia            Industrial -Distribution         $ 16,161,271       4,513,500       92.9%
                               -Flex                    4,359,125         569,486       97.2%
                    Office                             11,880,058         987,112       94.9%
                                                     ------------     -----------      ------
                    Total                            $ 32,400,454       6,070,098       93.6%
                                                     ============     ===========      ======
The Carolinas       Industrial -Distribution         $  9,001,534       2,049,765      100.0%
                               -Flex                    1,891,017         234,002      100.0%
                    Office                             19,644,863       1,664,539       91.7%
                                                     ------------     -----------      ------
                    Total                            $ 30,537,414       3,948,306       96.5%
                                                     ============     ===========      ======
Jacksonville        Industrial -Distribution         $  5,335,757       1,369,019       96.1%
                               -Flex                   10,841,195       1,809,536       92.3%
                    Office                             16,872,399       1,613,060       92.4%
                                                     ------------     -----------      ------
                    Total                            $ 33,049,351       4,791,615       93.4%
                                                     ============     ===========      ======
Tampa               Industrial -Distribution         $  1,110,338         294,286      100.0%
                               -Flex                    7,685,098         905,830       99.1%
                    Office                              3,727,101         325,333       97.5%
                                                     ------------     -----------      ------
                    Total                            $ 12,522,537       1,525,449       98.9%
                                                     ============     ===========      ======
South Florida       Industrial -Distribution         $  3,292,834         603,598       97.2%
                               -Flex                    1,936,985         250,673      100.0%
                    Office                              9,238,360         913,617       77.9%
                                                     ------------     -----------      ------
                    Total                            $ 14,468,179       1,767,888       87.6%
                                                     ============     ===========      ======
Minnesota           Industrial -Distribution         $  2,065,871         488,000       97.7%
                               -Flex                   13,039,192       1,711,667       98.7%
                    Office                             11,276,403         825,577      100.0%
                                                     ------------     -----------      ------
                    Total                            $ 26,381,466       3,025,244       98.9%
                                                     ============     ===========      ======
Michigan            Industrial -Distribution         $  2,892,484         700,152      100.0%
                               -Flex                   15,851,628       2,105,210       93.3%
                    Office                             17,584,673       1,600,368       93.9%
                                                     ------------     -----------      ------
                    Total                            $ 36,328,785       4,405,730       94.6%
                                                     ============     ===========      ======
United Kingdom      Industrial -Distribution         $          -               -          -
                               -Flex                    2,078,067         107,558       99.6%
                    Office                              3,961,191         158,076       98.5%
                                                     ------------     -----------      ------
                    Total                            $  6,039,258         265,634       99.0%
                                                     ============     ===========      ======
TOTAL               Industrial -Distribution         $ 85,500,638      20,173,240       97.7%
                               -Flex                   99,252,893      12,605,302       95.9%
                    Office                            194,506,772      15,437,825       94.2%
                                                     ------------     -----------     -------
                    Total                            $379,260,303      48,216,367       96.1%
                                                     ============     ===========     =======

The expiring square feet and annual base rent by year for the above Properties in Operation as of December 31, 2000 are as follows (in thousands):

                   INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
              EXPIRING  EXPIRING    EXPIRING  EXPIRING    EXPIRING  EXPIRING    EXPIRING  EXPIRING
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2001            3,456    $14,836      2,125    $ 16,397     2,041    $ 25,315     7,622    $ 56,548
2002            3,258     13,236      1,898      15,454     1,538      19,767     6,694      48,457
2003            1,760      8,565      2,456      20,996     1,601      21,701     5,817      51,262
2004            2,141     10,572      1,681      15,893     1,391      21,384     5,213      47,849
2005            2,683     13,699      1,433      13,579     2,947      43,620     7,063      70,898
2006            1,273      5,995        904       9,636       794      11,436     2,971      27,067
Thereafter      5,138     27,071      1,590      16,543     4,225      71,008    10,953     114,622
               ------    -------     ------    --------    ------    --------    ------    --------
Total          19,709    $93,974     12,087    $108,498    14,537     214,231    46,333    $416,703
               ======    =======     ======    ========    ======    ========    ======    ========
Total Square
Feet           20,173                12,605                15,438                48,216
               ======                ======                ======                ======
Percent of
Total Expiring
Annual Base
Rent                        22.6%                 26.0%                 51.4%                100.0%
                         ========              ========              ========              ========

As of December 31, 2000 the Company also had 49 Properties Under
Development which are expected to generate, upon completion, approximately six million leaseable square feet. The scheduled deliveries of the six million square feet of leaseable space in Properties Under Development as of December 31, 2000 are as follows (in thousands):

                                 SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                        PERCENT LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    DECEMBER 31, 2000     TOTAL INVESTMENT
----------------        ------  ------  -------  ------    -----------------     ----------------
1st Quarter 2001           890     117       63   1,070           100.0%            $ 50,544
2nd Quarter 2001             -       -       36      36            40.5%               8,193
3rd Quarter 2001         1,486      65      261   1,812            84.1%             106,218
4th Quarter 2001           192      93      142     427            54.6%              32,748
Thereafter               1,377     385      892   2,654            15.0%             211,003
                        ------  ------  -------  ------           ------            --------
Total                    3,945     660    1,394   5,999            54.0%            $408,706
                        ======  ======  =======  ======           ======            ========

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS

The following persons are the executive officers of the Trust, which is the sole general partner of the Operating Partnership:

                           AGE AT
                          FEBRUARY               POSITION
        NAME              28, 2001
-----------------------   --------   ---------------------------------------------------
Willard G. Rouse III         58      Chairman of the Board of Trustees, Chief
                                     Executive Officer and President

Joseph P. Denny              54      Vice Chairman and Trustee

George J. Alburger, Jr.      53      Executive Vice President and Chief Financial Officer

Robert E. Fenza              43      Executive Vice President and Chief Operating Officer

William P. Hankowsky         49      Executive Vice President and Chief Investment Officer

James J. Bowes               47      Secretary and General Counsel

Willard G. Rouse III has served as Chairman of the Board of Trustees and Chief Executive Officer of the Company since March 1994. Mr. Rouse had been a General Partner of the Predecessor since its founding in 1972. Effective April 1, 2000, Mr. Rouse assumed the additional title of President of the Company. Mr. Rouse has served as Chairman of each of the Pennsylvania Convention Center Authority, Foundation for Architecture, We the People 2000 and the Philadelphia Children's Network and as President of the Fellowship Commission. Mr. Rouse is currently Chair of The Philadelphia Regional Performing Arts Center, which is constructing a performing arts center in Philadelphia, Pennsylvania.

Joseph P. Denny serves as Vice Chairman of the Board of Trustees. Mr. Denny served as President and Chief Operating Officer of the Company and a trustee of the Trust from March 1994 until April 1, 2000. On April 1, 2000 he relinquished his titles as President and Chief Operating Officer and assumed the office of Vice Chairman. Mr. Denny joined the Predecessor in 1979 and served as a Regional Manager. In the various capacities in which he served the Predecessor, he was responsible for developing approximately one billion dollars of projects, primarily large urban projects. Mr. Denny serves on the Advisory Board of the Wharton Business School's Real Estate Center.

George J. Alburger, Jr. became Chief Financial Officer and Treasurer of the Company in May 1995. Effective October 24, 2000, Mr. Alburger assumed the additional title of Executive Vice President. Prior to joining the Company, Mr. Alburger served as Executive Vice President of EBL&S Property Management, Inc., an owner and manager of approximately 200 shopping centers aggregating 30 million square feet of retail space. Mr. Alburger is a certified public accountant and was formerly a Senior Manager with Price Waterhouse LLP.

Robert E. Fenza has served as an Executive Vice President of the Company since March 1994, with principal responsibility for operations, property management and asset management. Effective April 1, 2000, Mr. Fenza assumed the additional title of Chief Operating Officer of the Company. Mr. Fenza joined the Predecessor in 1984 and advanced to Regional Manager in 1987 and to Northern Division Manager in 1991.

William P. Hankowsky joined the Company January 1, 2001 as Executive Vice President and Chief Investment Officer. Prior to joining the Company, Mr. Hankowsky served as President of the Philadelphia Industrial Development Corporation ("PIDC") from 1989 through 2000. As Chief Executive Officer of PIDC, he oversaw the City of Philadelphia's economic development agency. Prior to that time, Mr. Hankowsky served as an executive with a variety of economic development projects and agencies. Mr. Hankowsky serves on the boards of a variety of not-for-profit entities including the Philadelphia Regional Performing Arts Center, the University City Science Center and the Philadelphia Convention and Visitors Bureau.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
SHAREHOLDERS' MATTERS

The Common Shares are traded on the New York Stock Exchange under the symbol "LRY." There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the

New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

                                                            DIVIDENDS
                                                           DECLARED PER
                                  HIGH        LOW          COMMON SHARE
                                 ------      ------        -------------
2000
First Quarter                    $24.50      $22.00            $0.52
Second Quarter                    26.94       23.25             0.52
Third Quarter                     28.97       26.13             0.57
Fourth Quarter                    28.81       25.44             0.57

1999
First Quarter                    $25.31      $20.75            $0.45
Second Quarter                    25.38       20.38             0.45
Third Quarter                     24.81       22.69             0.52
Fourth Quarter                    24.81       21.00             0.52

As of March 15, 2001, the Common Shares were held by 1,120 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior periods have been restated to conform to current-year presentation.

                           LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                           ------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------
                              2000        1999         1998         1997         1996
                           ----------   ----------  -----------  ----------  ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Total revenue              $  532,963   $  472,498   $  388,378  $  229,999  $  153,688
Rental and real estate
  tax expense                 148,739      129,439      108,345      61,079      40,853
Interest expense              108,295       99,663       78,617      51,067      39,555
General and administra-
  tive expenses                19,260       16,127       15,522      10,650       8,023
Depreciation and
  amortization                 93,472       84,464       67,932      40,752      28,203
                           ----------   ----------   ----------  ----------  ----------
Income before property
  dispositions,
  extraordinary item and
  minority interest           163,197      142,805      117,962      66,451      37,054

Gain (loss) on property
  dispositions                 18,386       13,188       (1,285)      2,518         577
                           ----------   ----------   ----------  ----------  ----------
Income before extraordinary
  item and minority
  interest                    181,583      155,993      116,677      68,969      37,631

Extraordinary item-loss
  on extinguishment of
  debt                          2,103        1,145            -       2,919           -
                           ----------   ----------   ----------  ----------  ----------
Income before minority
  interest                    179,480      154,848      116,677      66,050      37,631
Minority interest              20,209       13,524        8,062       5,606       3,891
                           ----------   ----------   ----------  ----------  ----------

Net income                    159,271      141,324      108,615      60,444      33,740
                           ----------   ----------   ----------  ----------  ----------

Preferred share
  distributions                11,000       11,000       11,000       4,247           -
                           ----------   ----------   ----------  ----------  ----------
Income available to
  common shareholders      $  148,271    $ 130,324   $   97,615  $   56,197  $   33,740
                           ==========   ==========   ==========  ==========  ==========

Distributions paid on
  common shares and units  $  153,657    $ 133,387   $  109,361  $   70,615  $   52,569
                           ==========   ==========   ==========  ==========  ==========

Distributions paid on
  preferred shares
  and units                $   21,070    $  14,784   $   11,000  $    2,414  $        -
                           ==========   ==========   ==========  ==========  ==========


                           LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                           ------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------
                              2000        1999         1998         1997         1996
                           ----------   ----------   ----------  ----------  ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PER SHARE DATA
Earnings per share
  Basic:
Income per common share
  before extraordinary
  item                     $     2.23   $     1.98   $     1.60  $     1.45  $     1.14
Extraordinary item         $    (0.03)  $    (0.02)  $        -  $    (0.06) $        -
Income per common share    $     2.20   $     1.96   $     1.60  $     1.39  $     1.14
  Diluted:
Income per common share
  before extraordinary
  item                     $     2.20   $     1.97   $     1.59  $     1.44  $     1.14
Extraordinary item         $    (0.03)  $    (0.02)  $        -  $    (0.06) $        -
Income per common share    $     2.17   $     1.95   $     1.59  $     1.38  $     1.14
Distributions paid per
  common share             $     2.13   $     1.87   $     1.71  $     1.65  $     1.61
Distributions paid per
  preferred share          $     2.20   $     2.20   $     2.20  $     0.48  $        -
Weighted average number
  of shares outstanding -
  basic  <F1>                  67,442       66,495       61,036      40,493      29,603
Weighted average number
  of shares outstanding -
  diluted <F2>                 68,173       66,727       61,315      40,806      29,678

OTHER DATA
Cash provided by opera-
  ting activities          $  240,735   $  212,421   $  219,223  $  136,596  $   68,643
Cash used by investing
  activities                 (308,750)    (238,778)    (839,542)   (864,562)   (267,099)
Cash provided by
  financing activities         63,589       21,030      579,631     763,433     207,439
Funds from operations <F3>    234,194      210,982      173,829     102,519      64,917

BALANCE SHEET DATA
Net real estate            $3,213,950   $2,984,577   $2,819,119  $1,956,717  $1,061,234
Total assets                3,396,355    3,118,133    2,931,408   2,093,858   1,152,560
Total indebtedness          1,703,896    1,491,238    1,423,843     960,134     678,709
Shareholders' and owners'
  equity                    1,320,805    1,294,607    1,267,036     955,595     375,532

OTHER DATA
Total leaseable square
  footage of properties at
  end of period (in thou-
  sands)                       48,216       46,219       44,168      32,453      20,617
Number of properties at
  end of period                   652          634          608         441         259
Percentage leased at end
  of period                        96%          95%          95%         95%         93%

<F1>  Basic weighted average number of shares includes only Common Shares outstanding during the year.
<F2>  Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options. Such number excludes Common Shares issuable upon conversion of the
Convertible Debentures, because to do so would have been antidilutive for the periods presented.
<F3>  "Funds from operations" is defined by the National Association of Real Estate
Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs.  It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.  Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the years ended December 31, 2000, 1999, and 1998 are included in the accompanying notes to the consolidated financial statements.

In 2000, the Company continued to focus on creating value and increasing profitability and cash flow. With respect to its core portfolio of Properties in Operation the Company endeavors to maintain and increase its high occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield high returns. The Company also acquires properties which it believes will provide high returns and create long-term value, and disposes of Properties which no longer fit with the Company's strategic objectives or in situations where it can optimize cash proceeds.

The Company's operating results depend primarily upon income from rental operations. This income is substantially influenced by rental demand for the Properties in Operation. In addition, the Company's continued growth is dependent upon its ability to maintain property occupancy rates and increase rental rates on the Properties in Operation. The occupancy rate of the Properties in Operation has been in the 95% to 96% range for the last three years and was 96.1% at December 31, 2000. The Company will seek to maintain and increase its overall occupancy and also will seek to increase rental rates in replacement and renewal leases. Stable or increasing occupancy, along with increases in rental rates, would allow the Properties in Operation to continue to provide a comparable or increasing level of income from rental operations.

The Company also seeks to achieve growth in operating income from rental operations through controlling expenses, maintenance and expansion of its development pipeline, and acquisition of additional rental properties where management has identified opportunities which will create shareholder value over the long term.

In 2000, the Company completed development of 24 properties and the expansion of one property totaling approximately 2.3 million leaseable square feet for a Total Investment of $193.2 million. In 1999, the Company completed development of 41 properties totaling approximately
3.4 million leaseable square feet for a Total Investment of $285.7 million. In addition, as of December 31, 2000, the Company had 49 Properties Under Development expected to generate, upon completion, approximately six million leaseable square feet of suburban office and industrial space for a Total Investment of approximately $408.7 million. The Company expects to complete the Properties Under Development over the next eight quarters.

The Company acquired 14 properties consisting of approximately 1.4 million leaseable square feet during 2000 for a Total Investment of approximately $105.2 million as compared to the acquisition of 13 properties consisting of approximately 775,000 leaseable square feet during 1999 for a Total Investment of approximately $63.1 million. The Company will seek to continue to achieve attractive returns on acquisitions.

In 2000, the Company disposed of 20 Properties totaling approximately
1.7 million leaseable square feet and 11 parcels of land for an aggregate of $122.5 million. In 1999, the Company disposed of 28 Properties totaling approximately 2.1 million leaseable square feet and six parcels of land for an aggregate of $118.7 million. The Company anticipates the selective disposition of Properties to continue.

The Company continued to strengthen its balance sheet in 2000 by accessing the private equity and public debt markets. The Company raised approximately $20.0 million through the issuance of 9.125% Series C Cumulative Redeemable Preferred Units. In addition, the Company issued $200.0 million principal amount of investment grade rated 10-year unsecured notes.

The composition of the Properties in Operation as of December 31, 2000 and 1999 is as follows (in thousands):

                                    TOTAL            PERCENT OF TOTAL
                                 SQUARE FEET          SQUARE FEET          PERCENT OCCUPIED
                               ----------------      ---------------       -----------------
                                  DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
TYPE                            2000      1999         2000     1999         2000     1999
-------------------------      -------   ------      -------  ------       -------   -------
Industrial - Distribution      20,173    19,444       41.8%    42.1%         97.7%     95.3%
Industrial - Flex              12,605    12,788       26.1%    27.7%         95.9%     94.1%
Office                         15,438    13,987       32.1%    30.2%         94.2%     95.0%
                               ------    ------      ------   ------        ------    ------
Total                          48,216    46,219      100.0%   100.0%         96.1%     94.9%
                               ======    ======      ======   ======        ======    ======

FORWARD-LOOKING STATEMENTS

When used throughout this report, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; and the effect of prevailing market interest rates; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2000 with the results of operations of the Company for the year ended December 31, 1999, and the results of operations of the Company for the year ended December 31, 1999 with the results of operations of the Company for the year ended December 31, 1998. As a result of the significant level of development, acquisition and disposition activities by the Company in 2000 and 1999, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31,
1999.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $533.0 million for the year ended December 31, 2000 from $472.5 million for the year ended December 31, 1999. This increase was primarily due to the increase in the number of Properties in Operation during the respective periods. As of December 31, 2000, the Company had 652 Properties in Operation compared to 634 properties at December 31, 1999. The following is a summary of the Company's acquisition, development and disposition activity for the years ended December 31, 2000 and 1999:

                                       2000                      1999
                            ------------------------  ------------------------
                                        TOTAL                      TOTAL
                            NO. OF    INVESTMENT (1)  NO. OF     INVESTMENT (1)
                             BLDGS   OR PROCEEDS      BLDGS     OR PROCEEDS
                            ------  ----------------  ------   ---------------
Properties owned as of:

Beginning January 1           634                       608
  Acquisitions                 14       $105.2           13       $ 63.1
  Completed developments       24        193.2           41        285.7
  Dispositions                (20)       104.4          (28)       109.9
                             ----                      ----

Ending December 31            652                       634
                             ====                      ====

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

Additionally, the Company sold 11 parcels of land for approximately $18.1 million during the year ended December 31, 2000 as compared to six parcels of land for approximately $8.8 million during the year ended December 31, 1999.

Furthermore, total revenue increased because the operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 97.0% for the year ended December 31, 2000 from 95.5% for the year ended December 31, 1999 due to the increase in average occupancy during the year.

Rental property and real estate tax expenses increased to $148.7 million for the year ended December 31, 2000 from $129.4 million for the year ended December 31, 1999. This increase is due to the increase in the number of Properties in Operation.

Property level operating income for the "Same Store" properties (properties owned since January 1, 1999) increased to $309.2 million for the year ended December 31, 2000 from $298.5 million for the year ended December 31, 1999, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $303.0 million for the year ended December 31, 2000 from $292.3 million for the year ended December 31, 1999, on a cash basis. These increases, each equaling 3.6%, are primarily due to increases in rental rates, and to a modest extent due to increases in occupancy.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2000 and 1999(in thousands).

                                        STRAIGHT LINE BASIS         CASH BASIS
                                      ----------------------  ---------------------
                                         2000        1999        2000        1999
                                      ---------   ---------   ---------   ---------
Rental revenue                        $ 312,856   $ 302,665   $ 306,692   $ 296,521
Operating expense:
  Rental property expense                80,342      77,125      80,342      77,125
  Real estate taxes                      42,136      37,114      42,136      37,114
  Operating expense recovery           (118,787)   (110,064)   (118,787)   (110,064)
                                      ---------   ---------   ---------   ---------
Unrecovered operating expenses            3,691       4,175       3,691       4,175
                                      ---------   ---------   ---------   ---------
Property level operating income       $ 309,165   $ 298,490   $ 303,001   $ 292,346
                                      =========   =========   =========   =========

General and administrative expenses increased to $19.3 million for the year ended December 31, 2000 from $16.1 million for the year ended December 31, 1999. This $3.2 million increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of Properties in Operation during the respective periods, and the funding of initiatives which the Company undertook related to training, internal assurance, property management and national marketing.

Depreciation and amortization expenses increased to $93.5 million for the year ended December 31, 2000 from $84.5 million for the year ended December 31, 1999. This increase is due to the increase in the number of Properties in Operation during the respective periods.

Interest expense increased to $108.3 million for the year ended December 31, 2000 from $99.7 million for the year ended December 31, 1999. This increase is due to an increase in the average debt outstanding for the respective periods which was $1,589.8 million in 2000 and $1,474.6 million in 1999. This increase is also due to an increase in the weighted average interest rates for the periods, to 7.57% in 2000 from 7.33% in 1999.

In 2000, the Company realized a gain on sale of $18.4 million, due to the sale of 20 Properties and 11 parcels of land for an aggregate of $122.5 million. In 1999, the Company realized a gain on sale of $13.2 million, due to the sale of 28 Properties and six parcels of land for an aggregate of $118.7 million.

In 2000, the Company repurchased $10.9 million principal amount of its Convertible Debentures resulting in the recognition of an extraordinary loss of $2.1 million. In 1999, the Company repurchased $6.6 million principal amount of its Convertible Debentures resulting in the recognition of an extraordinary loss of $1.1 million. These losses represent the redemption premiums and the write-off of related deferred financing costs.

As a result of the foregoing, the Company's income before minority interest increased to $179.5 million for the year ended December 31, 2000 from $154.8 million for the year ended December 31, 1999. In addition, net income increased to $159.3 million for the year ended December 31, 2000 from $141.3 million for the year ended December 31, 1999.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31,
1998.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $472.5 million for the year ended December 31, 1999 from $388.4 million for the year ended December 31, 1998. This increase was primarily due to the increase in the number of Properties in Operation during the respective periods. As of December 31, 1999, the Company had 634 Properties in Operation compared to 608 properties at December 31, 1998. The following is a summary of the Company's acquisition, development and disposition activity for the years ended December 31, 1999 and 1998:

                                    1999                       1998
                            --------------------      ---------------------
                                        TOTAL                      TOTAL
                            NO. OF    INVESTMENT      NO. OF     INVESTMENT
                             BLDGS   OR PROCEEDS      BLDGS     OR PROCEEDS
                            ------  ------------      ------   ------------
Properties owned as of:

Beginning January 1           608                       441
  Acquisitions                 13       $ 63.1          144       $626.3
  Completed developments       41        285.7           33        237.3
  Dispositions                (28)       109.9          (10)        18.9
                             ----                      ----

Ending December 31            634                       608
                             ====                      ====

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

Property level operating income for the "Prior Year Same Store" properties (properties owned since January 1, 1998) increased to $219.6 million for the year ended December 31, 1999 from $209.9 million for the year ended December 31, 1998, on a straight line basis, (which recognizes rental revenue evenly over the life of the lease), and increased to $216.3 million for the year ended December 31, 1999 from $206.7 million for the year ended December 31, 1998, on a cash basis. These increases, each equaling 4.6%, are primarily due to increases in rental rates, and to a modest extent due to increases in occupancy.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 1999 and 1998(in thousands).

                                         STRAIGHT LINE BASIS            CASH BASIS
                                         -------------------       -------------------
                                           1999       1998           1999       1998
                                         --------   --------       --------   --------

Rental revenue                           $222,736   $214,630       $219,424   $211,421
Operating expense:
  Rental property expense                  57,619     56,444         57,619     56,444
  Real estate taxes                        25,985     24,292         25,985     24,292
  Operating expense recovery              (80,434)   (75,974)       (80,434)   (75,974)
                                         --------   --------       --------   --------
Unrecovered operating expenses              3,170      4,762          3,170      4,762
                                         --------   --------       --------   --------
Property level operating income          $219,566   $209,868       $216,254   $206,659
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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had cash and cash equivalents of $4.6 million.

Net cash flow provided by operating activities increased to $240.7 million for the year ended December 31, 2000 from $212.4 million for the year ended December 31, 1999. This $28.3 million increase was primarily due to the increase in cash flow generated by the greater number of Properties in Operation during the latter period. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and re-leasing costs for the Company's Properties in Operation.

Net cash used in investing activities increased to $308.8 million for the year ended December 31, 2000 from $238.8 million for the year ended December 31, 1999. The primary reason for this $70.0 million increase was an increase in investment in land held for development and an increase in investment in Properties in Operation.

Net cash provided by financing activities increased by $42.6 million to $63.6 million for the year ended December 31, 2000 from $21.0 million for the year ended December 31, 1999. Net cash provided by financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. It is a source of capital utilized by the Company to fund investment activities and the increase in such funding activities for 2000 is consistent with the increase in the level of the Company's investment activities as described above.

The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources to include proceeds from the disposition of Properties. In 2000, the Company increased its borrowing capacity and obtained a $450 million unsecured credit facility (the "Credit Facility") replacing the $325 million credit facility due May 2000 and a $90 million term loan due January 2001. The Company uses debt financing to lower its overall cost of capital which increases our return to our shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures to include debt to gross assets and interest coverage and earnings to fixed charges ratios. The Company's capital structure and financial policies have earned the Company prospective senior debt ratings of BBB- from Standard and Poor's Ratings Group ("S&P") and Baa3 from Moody's Investors Services, Inc. ("Moody's").

The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's and S&P. At the Company's current ratings, the interest rate for borrowings under the Credit Facility is 115 basis points over LIBOR.

As of December 31, 2000, $362.0 million in mortgage loans and $1,095.0 million in unsecured notes were outstanding. The interest rates on $1,451.0 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $6.0 million of mortgage loans float with a municipal bond index none of which is subject to a cap. The weighted average remaining term for the mortgage loans and unsecured notes is 7.4 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands):

               MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES    NOTES (1)       TOTAL      INTEREST RATE
           ------------   ----------    ----------   -----------   -------------
2001        $  9,222       $ 22,534     $        -    $   31,756        7.21%
2002           8,147              -        100,000       108,147        6.66%
2003           8,127         26,606         50,000        84,733        7.25%
2004           8,206         16,339        100,000       124,545        6.96%
2005           7,131        115,039              -       122,170        7.60%
2006           5,047         30,079        100,000       135,126        7.22%
2007           4,592              -        100,000       104,592        7.27%
2008           4,280         28,823              -        33,103        7.22%
2009           2,163         42,049        270,000       314,212        7.82%
2010           1,367              -        200,000       201,367        8.49%
2011           1,105          3,303              -         4,408        7.70%
2012             192         17,674              -        17,866        7.69%
2013               -              -         75,000        75,000        6.38%
2018               -              -        100,000       100,000        7.50%
            --------       --------     ----------    ----------       ------
            $ 59,579       $302,446     $1,095,000    $1,457,025        7.49%
            ========       ========     ==========    ==========       ======

(1)  The $75,000 of unsecured notes due 2013 is putable in 2003.

GENERAL

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's existing sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility from time to time.

In 2000, the Company received approximately $19.5 million in aggregate net proceeds from the issuance of 9.125% Series C Cumulative Redeemable Preferred Units, and approximately $197.1 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from the issuance of preferred units and unsecured notes primarily to pay down the Credit Facility, which is used to fund development and acquisition activity.

In 1999, the Company received $93.0 million in aggregate net proceeds from the issuance of 9.25% Series B Cumulative Redeemable Preferred Units, $135.0 million from the closing of a two-year unsecured term loan, and $246.0 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from issuance of the preferred units, term loan and unsecured notes primarily to pay down the credit facility, which is used to fund development and acquisition activity.

In October 1999, the Board of Trustees authorized a share repurchase program under which the Company may purchase up to $100 million of the Company's Common Shares, Preferred Shares or Convertible Debentures. Through December 31, 2000, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

In September 2000, the quarterly Common Share dividend was increased to $0.57 per share from $0.52 per share. The Company's annual Common Share dividend paid was $2.13 per share, $1.87 per share and $1.71 per share in 2000, 1999 and 1998, respectively. In 2000, the Company's dividend payout ratio was approximately 67% of Funds from operations per share.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the "Shelf Registration Statement"). As of March 15, 2001, pursuant to the Shelf Registration Statement, the Trust has the capacity to issue up to $688.4 million in equity securities and the Operating Partnership has the capacity to issue up to $261.1 million in debt securities.

In March 2001, the Company issued $250 million principal amounts, 7.25% senior notes due March 15, 2011. The aggregate net proceeds from such issuance were approximately $246.2 million. The Company used the aggregate net proceeds primarily to pay down the Credit Facility, which is used to fund development and acquisition activity.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Income available to common shareholders                  $148,271   $130,324   $ 97,615
Add back:
 Minority interest less preferred unit distributions       10,139      9,741      8,062
 Depreciation and amortization                             92,067     82,960     66,867
 Extraordinary item-loss on extinguishment on debt          2,103      1,145          -
 (Gain) loss on sale of property                          (18,386)   (13,188)     1,285
                                                         --------   --------   --------
Funds from operations                                    $234,194   $210,982   $173,829
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

If the interest rates for variable rate debt were 100 basis points higher or lower during 2000, the Company's interest expense would have been increased or decreased by approximately $1.5 million. If the interest rates for fixed rate debt maturing and to be refinanced in 2001 are 100 basis points higher or lower than its current weighted average rate of 7.2%, the Company's interest expense would be increased or decreased by approximately $55,000.

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

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT
AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust:
----------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2000 and 1999

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31,
  2000, 1999 and 1998

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31,
  2000, 1999 and 1998

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31,
  2000, 1999 and 1998

Notes to Consolidated Financial Statements - Liberty Property Trust

Financial Statement Schedule - Liberty Property Trust:
Schedule III - Real Estate and Accumulated Depreciation as of
  December 31, 2000

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership:
------------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
   2000 and 1999

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 2000, 1999 and 1998

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 2000, 1999 and 1998

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements - Liberty Property Limited
Partnership

Financial Statement Schedule - Liberty Property Limited Partnership:
Schedule III - Real Estate and Accumulated Depreciation as of
   December 31, 2000

REPORT OF INDEPENDENT AUDITORS




To The Board of Trustees and Shareholders
Liberty Property Trust



We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 5, 2001, except for Note 12,
as to which the date is March 14, 2001

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
ASSETS
Real estate:
 Land and land improvements                                   $  443,057    $  411,678
 Buildings and improvements                                    2,759,420     2,593,002
 Less accumulated depreciation                                  (334,415)     (270,174)
                                                              ----------    ----------
Operating real estate                                          2,868,062     2,734,506

 Development in progress                                         208,486       138,870
 Land held for development                                       137,402       111,201
                                                              ----------    ----------
Net real estate                                                3,213,950     2,984,577

Cash and cash equivalents                                          4,638         9,064
Accounts receivable                                               12,624        13,388
Deferred financing and leasing costs,
 net of accumulated amortization
 (2000 $59,071; 1999 $58,033)                                     57,807        46,941
Prepaid expenses and other assets                                107,336        64,163
                                                              ----------    ----------
Total assets                                                  $3,396,355    $3,118,133
                                                              ==========    ==========
LIABILITIES
Mortgage loans                                                $  362,025    $  374,825
Unsecured notes                                                1,095,000       985,000
Credit facility                                                  176,000        47,000
Convertible debentures                                            70,871        84,413
Accounts payable                                                  15,672        15,599
Accrued interest                                                  29,478        22,422
Dividend payable                                                  43,220        39,198
Other liabilities                                                 84,515        67,558
                                                              ----------    ----------
Total liabilities                                              1,876,781     1,636,015

Minority interest                                                198,769       187,511

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value, 5,000,000
 shares authorized, issued and outstanding as of
 December 31, 2000 and 1999                                      120,814       120,814
Common shares of beneficial interest, $.001 par value,
 191,200,000 shares authorized, 68,272,079 (includes
 59,100 in treasury) and 67,030,199 (includes 59,100 in
 treasury) shares issued and outstanding as of
 December 31, 2000 and 1999, respectively                             68            67
Additional paid-in capital                                     1,223,191     1,196,736
Unearned compensation                                             (1,690)         (743)
Distributions in excess of net income                            (20,251)      (20,940)
Common shares in treasury, at cost, 59,100
 shares as of December 31, 2000 and 1999                          (1,327)       (1,327)
                                                              ----------    ----------
Total shareholders' equity                                     1,320,805     1,294,607
                                                              ----------    ----------
Total liabilities and shareholders' equity                    $3,396,355    $3,118,133
                                                              ==========    ==========

See accompanying notes.

             CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2000           1999           1998
                                              -----------    -----------    -----------
REVENUE
Rental                                         $  384,245     $  342,931     $  281,732
Operating expense reimbursement                   144,344        123,591        101,248
Interest and other                                  4,374          5,976          5,398
                                               ----------     ----------     ----------
Total revenue                                     532,963        472,498        388,378

EXPENSES
Rental property                                    97,181         87,415         74,007
Real estate taxes                                  51,558         42,024         34,338
Interest                                          108,295         99,663         78,617
General and administrative                         19,260         16,127         15,522
Depreciation and amortization                      93,472         84,464         67,932
                                               ----------     ----------     ----------

Total expenses                                    369,766        329,693        270,416
                                               ----------     ----------     ----------

Income before property dispositions,
 extraordinary item and minority
 interest                                         163,197        142,805        117,962
Gain (loss) on property dispositions               18,386         13,188         (1,285)
                                               ----------     ----------     ----------

Income before extraordinary item
 and minority interest                            181,583        155,993        116,677

Extraordinary item-loss on
 extinguishment of debt                             2,103          1,145              -
                                               ----------     ----------     ----------
Income before minority interest                   179,480        154,848        116,677

Minority interest                                  20,209         13,524          8,062
                                               ----------     ----------     ----------

Net income                                        159,271        141,324        108,615

Preferred share distributions                      11,000         11,000         11,000
                                               ----------     ----------     ----------
Income available to common shareholders        $  148,271     $  130,324     $   97,615
                                               ==========     ==========     ==========
Earnings per share
 Basic:
 Income before extraordinary item              $     2.23     $     1.98     $     1.60
 Extraordinary item                                 (0.03)         (0.02)             -
                                               ----------     ----------     ----------
 Income available to common shareholders       $     2.20     $     1.96     $     1.60
                                               ==========     ==========     ==========
 Diluted:
 Income before extraordinary item              $     2.20     $     1.97     $     1.59
 Extraordinary item                                 (0.03)         (0.02)             -
                                               ----------     ----------     ----------
 Income available to common shareholders       $     2.17     $     1.95     $     1.59
                                               ==========     ==========     ==========
Weighted average number of
 common shares outstanding
 Basic                                             67,442         66,495         61,036
 Diluted                                           68,173         66,727         61,315
                                               ==========     ==========     ==========

See accompanying notes.

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF LIBERTY PROPERTY TRUST
                                                         (IN THOUSANDS)


                                                                                 RETAINED
                                        COMMON                                   EARNINGS        COMMON
                                       SHARES OF    ADDITIONAL                 (DISTRIBUTIONS    SHARES       TOTAL
                           PREFERRED   BENEFICIAL    PAID-IN       UNEARNED     IN EXCESS OF    HELD IN   SHAREHOLDERS'
                             SHARES     INTEREST     CAPITAL     COMPENSATION    NET INCOME)    TREASURY     EQUITY
                           ---------   ----------  -----------   ------------  --------------   --------  -------------
Shareholders' equity
 at January 1, 1998        $ 120,814   $      53   $  846,949      $   (985)     $ (11,236)     $     -    $  955,595

Net proceeds from the
 issuance of common shares         -         13       300,860             -              -            -       300,873
Conversion of debentures           -          -         9,630             -              -            -         9,630
Unearned compensation              -          -             -           423              -            -           423
Net income                         -          -             -             -        108,615            -       108,615
Distributions on common
 shares                            -          -             -             -       (108,324)           -      (108,324)
Distributions on
 preferred shares                  -          -             -             -        (11,000)           -       (11,000)
Noncash compensation               -          -         1,083             -              -            -         1,083
Minority interest
 reclassification                  -          -        10,141             -              -            -        10,141
                           ---------   ---------   ----------      --------      ---------      -------    ----------
Balance at December 31,
 1998                        120,814         66     1,168,663          (562)       (21,945)           -     1,267,036

Net proceeds from the
 issuance of common
 shares                            -          1         8,593             -              -            -         8,594
Conversion of debentures           -          -        10,344             -              -            -        10,344
Unearned compensation              -          -             -          (181)             -            -          (181)
Net income                         -          -             -             -        141,324            -       141,324
Distributions on common
 shares                            -          -             -             -       (129,319)           -      (129,319)
Distributions on
 preferred shares                  -          -             -             -        (11,000)           -       (11,000)
Noncash compensation               -          -         2,171             -              -            -         2,171
Minority interest
 reclassification                  -          -         6,965             -              -            -         6,965
Purchase of treasury
 shares                            -          -             -             -              -       (1,327)       (1,327)
                           ---------   --------    ----------      --------      ---------      -------    ----------
Balance at December 31,
 1999                        120,814         67     1,196,736          (743)       (20,940)      (1,327)    1,294,607

Net proceeds from the
 issuance of common
 shares                            -          1        12,581             -              -            -        12,582
Conversion of debentures           -          -         2,605             -              -            -         2,605
Unearned compensation              -          -             -          (947)             -            -          (947)
Net income                         -          -             -             -        159,271            -       159,271
Distributions on
 common shares                     -          -             -             -       (147,582)           -      (147,582)
Distributions on
 preferred shares                  -          -             -             -        (11,000)           -       (11,000)
Noncash compensation               -          -         3,024             -              -            -         3,024
Minority interest
 reclassification                  -          -         8,245             -              -            -         8,245
                           ---------   --------    ----------      --------      ---------      -------    ----------
Balance at December 31,
 2000                      $ 120,814   $     68    $1,223,191      $ (1,690)     $ (20,251)     $(1,327)   $1,320,805
                           =========   ========    ==========      ========      =========      =======    ==========

See accompanying notes.

           CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                     (IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                         2000        1999        1998
                                                      ---------   ---------   ---------
OPERATING ACTIVITIES
Net income                                            $ 159,271   $ 141,324   $ 108,615
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          93,472      84,464      67,932
  Amortization of deferred financing costs                3,888       4,951       4,462
  Minority interest in net income                        20,209      13,524       8,062
  (Gain)loss on sale                                    (18,386)    (13,188)      1,285
  Noncash compensation                                    2,077       1,990       1,506
  Changes in operating assets and liabilities:
   Accounts receivable                                      764          40      (7,390)
   Prepaid expenses and other assets                    (44,646)    (20,722)     (3,266)
   Accounts payable                                          73      (2,654)      4,188
   Accrued interest                                       7,056       4,159       7,303
   Other liabilities                                     16,957      (1,467)     26,526
                                                      ---------   ---------   ---------
Net cash provided by operating activities               240,735     212,421     219,223
                                                      ---------   ---------   ---------
INVESTING ACTIVITIES
Investment in properties                               (118,735)    (98,072)   (555,235)
Proceeds from disposition of properties/land            117,009     114,137      20,752
Investment in development in progress                  (177,380)   (175,447)   (243,708)
Investment in land held for development                (111,685)    (63,836)    (45,201)
Increase in deferred leasing costs                      (17,959)    (15,560)    (16,150)
                                                      ---------   ---------   ---------
Net cash used in investing activities                  (308,750)   (238,778)   (839,542)
                                                      ---------   ---------   ---------
FINANCING ACTIVITIES
Net proceeds from issuance of common shares              12,582       8,594     300,873
Net proceeds from issuance of preferred units            19,461      93,055           -
Purchase of treasury shares                                   -      (1,327)          -
Retirement of convertible debentures                    (10,914)     (6,645)          -
Proceeds from issuance of unsecured notes               200,000     385,000     295,000
Repayments of unsecured notes                           (90,000)    (45,000)          -
Repayments of mortgage loans                            (15,218)    (42,217)    (23,954)
Proceeds from lines of credit                           541,000     162,024     633,000
Repayments on lines of credit                          (412,000)   (379,024)   (504,000)
Increase in deferred financing costs                     (6,592)     (5,220)       (733)
Distributions paid on common shares                    (143,560)   (124,033)   (100,915)
Distributions paid on preferred shares                  (11,000)    (11,000)    (11,000)
Distributions paid on units                             (20,170)    (13,177)     (8,640)
                                                      ---------   ---------   ---------
Net cash provided by financing activities                63,589      21,030     579,631
                                                      ---------   ---------   ---------
Decrease in cash and cash equivalents                    (4,426)     (5,327)    (40,688)
Cash and cash equivalents at beginning of year            9,064      14,391      55,079
                                                      ---------   ---------   ---------

Cash and cash equivalents at end of year              $   4,638   $   9,064   $  14,391
                                                      =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                          $  31,021   $  18,527   $   2,958
Acquisition of properties                                (2,419)     (3,818)   (101,281)
Assumption of mortgage loans                              2,419       3,818      73,587
Issuance of operating partnership units                       -           -      27,694
Conversion of convertible debentures                      2,605      10,344       9,630
                                                      =========   =========   =========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 93.9% of the common equity of the Operating Partnership at December 31, 2000. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value if impaired and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

        Buildings and improvements         40 years
        Equipment                          5-10 years
        Tenant improvements                Term of the related lease

Expenditures directly related to development, acquisition, or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2000 and 1999, none of the Company's assets were considered impaired.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. The carrying amount of these assets approximates their fair market value.

Revenues

The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term.

Deferred Financing and Leasing Costs

Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense.

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

                                FOR THE YEAR ENDED DECEMBER 31, 2000      FOR THE YEAR ENDED DECEMBER 31, 1999
                               -------------------------------------     -------------------------------------
                                              WEIGHTED                                  WEIGHTED
                                              AVERAGE                                   AVERAGE
                                 INCOME        SHARES      PER-SHARE       INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------     -----------  -------------  ---------
Net income                      $ 159,271                                 $ 141,324
Less: Preferred dividends         (11,000)                                  (11,000)
                                ---------                                 ---------
Basic income per common share
Income available to
  common shareholders             148,271      67,442       $ 2.20          130,324       66,495       $ 1.96
                                                            ======                                     ======

Dilutive shares for long-term
  compensation plans                    -         731                             -          232
                                ---------     -------                     ---------      -------

Diluted income per common share
Income available to common
 shareholders and assumed
 conversions                    $ 148,271      68,173       $ 2.17        $ 130,324       66,727       $ 1.95
                                =========     =======       ======        =========      =======       ======

                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                ------------------------------------
                                              WEIGHTED
                                              AVERAGE
                                 INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------
Net income                      $ 108,615
Less: Preferred dividends         (11,000)
                                ---------

Basic income per common share
Income available to
  common shareholders              97,615      61,036       $ 1.60
                                                            ======

Dilutive shares for long-term
  compensation plans                    -         279
                                ---------     -------

Diluted income per common share
Income available to common
 shareholders and assumed
 conversions                    $  97,615      61,315       $ 1.59
                                =========     =======       ======

Basic income per common share for the year ended December 31, 2000 and 1999, would be $2.19 and $1.96 calculated as if the debenture conversions which occurred in 2000 and 1999 had occurred on January 1, 2000 and 1999 respectively.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income (90% for the years beginning January 1, 2001, per the REIT Modernization Act), as defined in the Code, to its shareholders and satisfies certain other requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

The Company is subject to certain state and local income, excise and franchise taxes. The provision for such taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated since it is not material.

The Federal tax cost basis of the real estate at December 31, 2000 was approximately $3.4 billion.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement will not have a material effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 2000 and 1999, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                  LAND        BUILDINGS
                                AND LAND         AND                   ACCUMULATED
                              IMPROVEMENTS   IMPROVEMENTS    TOTAL     DEPRECIATION
                              ------------   ------------  ----------  ------------
2000:
Industrial properties          $  220,406     $1,281,192   $1,501,598   $  161,931
Office properties                 222,651      1,478,228    1,700,879      172,484
                               ----------     ----------   ----------   ----------
2000 Total                     $  443,057     $2,759,420   $3,202,477   $  334,415
                               ==========     ==========   ==========   ==========

1999:
Industrial properties          $  216,811     $1,264,973   $1,481,784   $  137,585
Office properties                 194,867      1,328,029    1,522,896      132,589
                               ----------     ----------   ----------   ----------
1999 Total                     $  411,678     $2,593,002   $3,004,680   $  270,174
                               ==========     ==========   ==========   ==========

Depreciation expense was $82.2 million in 2000, $74.8 million in 1999, and $61.7 million in 1998.

As of December 31, 2000, the Company has commenced development on 49 properties, which upon completion are expected to comprise approximately six million square feet of leaseable space. As of December 31, 2000, approximately $208.5 million has been expended for the development of these projects and an additional $200.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1999, and 1998, the fees for these services were $600,000 per year. The Company had accounts receivable and a loan receivable from Rouse Kent Limited and affiliates with balances of $7.5 million and $11.9 million, respectively, as of December 31, 2000 and $1.2 million and $3.9 million, respectively, as of December 31, 1999.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the Credit Facility, as defined below, and convertible debentures. The weighted average interest rates as of December 31, 2000, 1999, and 1998, were approximately 7.6%, 7.3%, and 7.2%, respectively. Interest expense for the years ended December 31, 2000, 1999, and 1998, aggregated $108.3 million, $99.7 million, and $78.6 million, respectively. Interest costs during these periods of $17.8 million, $15.3 million, and $16.3 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2000, 1999, and 1998, was $115.1 million, $105.8 million, and $83.2 million, respectively.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2001 to 2012 are collateralized by and in some instances cross-collateralized by properties with a book value of $528.1 million.

As of December 31, 2000, $362.0 million in mortgage loans and $1,095.0 million in unsecured notes were outstanding. The interest rates on $1,451.0 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $6.0 million of mortgage loans float with LIBOR or a municipal bond index, none of which is subject to a cap. The weighted average remaining term for the mortgage loans and unsecured notes is 7.4 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates are as follows(in thousands):

               MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES    NOTES (1)       TOTAL      INTEREST RATE
           ------------   ----------    ----------   -----------   -------------
2001        $  9,222       $ 22,534     $        -    $   31,756        7.21%
2002           8,147              -        100,000       108,147        6.66%
2003           8,127         26,606         50,000        84,733        7.25%
2004           8,206         16,339        100,000       124,545        6.96%
2005           7,131        115,039              -       122,170        7.60%
2006           5,047         30,079        100,000       135,126        7.22%
2007           4,592              -        100,000       104,592        7.27%
2008           4,280         28,823              -        33,103        7.22%
2009           2,163         42,049        270,000       314,212        7.82%
2010           1,367              -        200,000       201,367        8.49%
2011           1,105          3,303              -         4,408        7.70%
2012             192         17,674              -        17,866        7.69%
2013               -              -         75,000        75,000        6.38%
2018               -              -        100,000       100,000        7.50%
            --------       --------     ----------    ----------       ------
            $ 59,579       $302,446     $1,095,000    $1,457,025        7.49%
            ========       ========     ==========    ==========       ======

(1) The $75,000 of unsecured notes due 2013 is putable in 2003.

Credit Facility

The Credit Facility is a $450 million unsecured credit facility (the "Credit Facility") which replaced a $325 million unsecured credit facility due May 2000 and a $90 million term loan due January 2001. The interest rate on borrowings under the Credit Facility fluctuates, based on senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's, respectively. At these ratings, the current interest rate on the Credit Facility is 115 basis points over the LIBOR Rate (7.7% at December 31, 2000). The rate for the Credit Facility at December 31, 1999 was 7.43%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on April 25, 2003.

Convertible Debentures

The Convertible Debentures are due on July 1, 2001 and are exchangeable for Common Shares of beneficial interest of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments. The initial interest rate on the Convertible Debentures was 8.0% and increases with increases in the distribution payment on the Company's Common Shares. At the current $0.57 per Common Share per quarter distribution payment rate, the effective interest rate on the Convertible Debentures is 11.4%. At December 31, 1999, the effective interest rate on the Convertible Debentures was 10.4%. In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares, Preferred Shares or its Convertible Debentures. In 2000, the Company repurchased $10.9 million principal amount of its Convertible Debentures. In 1999, the Company repurchased $6.6 million principal amount of its Convertible Debentures. The repurchase of the Convertible

Debentures in 2000 and 1999 resulted in the recognition of extraordinary losses of $2.1 million and $1.1 million, respectively. These losses represent the redemption premiums and the write-off of related deferred financing costs. At December 31, 2000 and 1999, the Convertible Debentures were convertible into 3,543,550 and 4,220,650 Common Shares, respectively.

The fair value of the Convertible Debentures at December 31, 2000 was $101.2 million based on the closing bid price of the Company's Common Shares on the New York Stock Exchange. The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 2000, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2000 are as follows (in thousands):


        2001                 $  374,651
        2002                    338,899
        2003                    295,142
        2004                    249,555
        2005                    191,426
        Thereafter              561,251
                             ----------
        TOTAL                $2,010,924
                             ==========

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

7.  SHAREHOLDERS' EQUITY

Common Shares

The Company paid to holders of Common Shares and holders of Common Units, distributions of $153.7 million, $133.4 million, and $109.4 million, during the years ended December 31, 2000, 1999, and 1998, respectively. On a per share basis, the Company paid Common Share distributions of $2.13, $1.87, and $1.71 during the years ended December 31, 2000, 1999, and 1998, respectively.

For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

                                2000           1999           1998
                               ------         ------         ------

Return of capital                  -              -              -
Ordinary income                 99.5%         100.0%         100.0%
Capital gains                     .5%             -              -

The Company's federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.

Treasury Shares

In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares, Preferred Shares or Convertible Debentures. To date, the Company has repurchased 59,100 of its Common Shares for $1.3 million.

Preferred Shares

The Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") are non-voting and have a liquidation preference of $25.00 per share. On or after July 30, 2002, the Preferred Shares may be redeemed for cash at the option of the Company.

The Company paid preferred share distributions of $11.0 million for each of the three years ended December 31, 2000, 1999 and 1998. On a per share basis, the Company paid preferred share distributions of $2.20 for each of the three years ended December 31, 2000, 1999, and 1998.

For federal income tax purposes, the following table summarizes the portions of the preferred shares distributions relating to return of capital, ordinary income and capital gains:

                           2000          1999           1998
                          -------       -------        -------

Return of capital              -             -              -
Ordinary income             99.5%        100.0%         100.0%
Capital gains                 .5%            -              -

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company, certain subsequent acquisitions, and the sale of preferred units. In connection with the acquisition of properties for the year ended 1998, the Company issued 1,049,846 common units. No common units were issued in connection with acquisitions in 1999 or 2000. The common limited partnership interests outstanding as of December 31, 2000 have the same economic characteristics as would 4,452,863 Common Shares, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of Common Shares of the Trust.

On July 28, 1999, the Company issued 3,800,000 Series B Cumulative Redeemable Preferred Units of the Operating Partnership (the "Series B Preferred Units"). The Series B Preferred Units are payable at the rate of 9.25% per annum of the $25 liquidation preference. On or after July 28, 2004, the Series B Preferred Units may be redeemed for cash at the option of the Company. The Series B Preferred Units are exchangeable on a one-for-one basis at any time on or after July 28, 2009 into Series B Cumulative Redeemable Preferred Shares of the Trust.

On April 18, 2000, the Company issued 800,000 Series C Cumulative Redeemable Preferred Units of the Operating Partnership (the "Series C Preferred Units", and together with the Series B Preferred Units, the "Preferred Units"). The Series C Preferred Units are payable at a rate of 9.125% per annum of the $25 liquidation preference. On or after April 18, 2005, the Series C Preferred Units may be redeemed for cash at the option of the Company. The Series C Preferred Units are exchangeable on a one-for-one basis at any time on or after April 18, 2010 into Series C Cumulative Redeemable Preferred Shares of the Trust.

The Company paid Preferred Unit distributions of $10.1 million and $3.8 million during the year ended December 31, 2000 and 1999 respectively. On a per unit basis, the Company paid Preferred Unit distributions of $2.31 per unit on the Series B Preferred Units and $1.60 per unit on the Series C Preferred Units during the year ended December 31, 2000 and $1.00 per unit on the Series B Preferred Units for the year ended December 31, 1999.

Shareholder Rights Plan

In December 1997, the Board of Trustees of the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights
Plan) was attached to each outstanding Common Share at the close of business on December 31, 1997. In addition, a Right will be attached to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company, under certain conditions, a unit (a "Rights Plan Unit") consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the "Junior Preferred Stock"), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Shares or other voting securities ("Voting Stock") that have 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that has 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights are redeemable by the Company at a price of $0.0001 per Right. If not exercised or redeemed, all Rights will expire on December 31, 2007.

Dividend Reinvestment Plan

The Company has instituted a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2000, 1999, and 1998, 330,612, 367,263, and 65,166 Common Shares,
respectively, were issued through the Dividend Reinvestment and Share Purchase Plan.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998:

                                  2000          1999         1998
                                 -------       -------      -------

Risk-free interest rate            6.2%          6.6%         4.7%
Dividend yield                     8.0%          8.4%         7.3%
Volatility factor                 .179          .174         .159
Weighted-average expected life   8 years       8 years      8 years

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

For purposes of pro forma disclosures, the estimated fair value of the options determined according to the Black-Scholes option pricing model is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):
                                        2000        1999       1998
                                      --------    --------   --------
Pro forma income available to
   common shareholders                $146,828    $129,317   $ 96,673

Pro forma income per common share:

   Basic                              $   2.18    $   1.94   $   1.58
   Diluted                            $   2.15    $   1.94   $   1.58

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company's share option activity, and related information for the years ended December 31, 2000, 1999, and 1998 follows:

                                     2000                1999                1998
                               -----------------   -----------------   ------------------
                                        WEIGHTED            WEIGHTED             WEIGHTED
                                        AVERAGE             AVERAGE               AVERAGE
                               OPTIONS  EXERCISE   OPTIONS  EXERCISE   OPTIONS   EXERCISE
                               (000s)    PRICE     (000s)    PRICE     (000s)     PRICE
                               -------  --------   -------  --------   --------- --------
Outstanding-beginning of year   3,536   $ 22.60     2,745   $ 22.75     1,963   $ 21.70
Granted                         1,522     22.79       920     22.00       825     25.37
Exercised                        (223)    21.23      (129)    21.56       (43)    25.03
Forfeited                         (36)    20.70         -         -         -         -
                               ------   -------    ------   -------    ------   -------
Outstanding-end of year         4,799   $ 22.78     3,536   $ 22.60     2,745   $ 22.75
                               ======   =======    ======   =======    ======   =======

Exercisable at end of year      2,512   $ 22.30     1,873   $ 21.45     1,545   $ 20.63

Weighted-average fair
 value of options granted
 during the year               $ 1.55              $ 1.37              $ 1.50

Exercise prices for options outstanding as of December 31, 2000 ranged from $19.75 to $28.50. The weighted-average remaining contractual life of those options is 7.0 years.

An additional 968,676, 2,580,168, and 1,033,276 Common Shares were reserved for issuance for future grants from the Share Incentive Plan at December 31, 2000, 1999 and 1998, respectively.

9.   COMMITMENTS AND CONTINGENCIES

All of the Properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the "Environmental Assessments") obtained in contemplation of their acquisition by the Company. The Environmental Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company's operations.

10.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  2000       2000      2000      2000       1999      1999       1999      1999
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $100,296  $ 97,152   $ 94,825  $ 91,972   $ 90,149  $ 87,064   $ 84,250  $ 81,468
                                ========  ========   ========  ========   ========  ========   ========  ========
Income before extraordinary
 item and minority interest       47,195    45,183     45,782    43,423     39,164    35,928     46,263    34,638
                                ========  ========   ========  ========   ========  ========   ========  ========
Extraordinary item-loss on
 extinguishment of debt                -         -        228     1,875      1,145         -          -         -
                                ========  ========   ========  ========   ========  ========   ========  ========
Income before
 minority interest                47,195    45,183     45,554    41,548     38,019    35,928     46,263    34,638
                                ========  ========   ========  ========   ========  ========   ========  ========
Income available to
 common shareholders              39,230    37,341     37,581    34,119     30,801    29,343     40,502    29,678
                                ========  ========   ========  ========   ========  ========   ========  ========
Income per common share before
 extraordinary item -
 basic                          $   0.58  $   0.55   $   0.56  $   0.54   $   0.48  $   0.44   $   0.61  $   0.45
                                ========  ========   ========  ========   ========  ========   ========  ========
Income per common share before
 extraordinary item -
 diluted                        $   0.57  $   0.54   $   0.55  $   0.53   $   0.48  $   0.44   $   0.60  $   0.45
                                ========  ========   ========  ========   ========  ========   ========  ========

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

FOR THE YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real estate-
 related revenues        $147,519  $ 42,794  $ 50,709  $ 42,956  $ 41,542     $ 42,764    $ 57,353  $102,952   $528,589
Rental property
 expenses and
 real estate taxes         40,954    13,132    11,041     9,674    11,391       10,487      19,710    32,350    148,739
                         --------  --------  --------  --------  --------     --------    --------  --------   --------
Property-level net
 operating income         106,565    29,662    39,668    33,282    30,151       32,277      37,643    70,602    379,850

Other income/
 expenses, net                                                                                                  216,653
                                                                                                               --------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                          163,197

Gain on property
 dispositions                                                                                                    18,386

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                             2,103

Minority interest                                                                                                20,209

Preferred distributions                                                                                          11,000
                                                                                                               --------

Income available to
 common shareholders                                                                                           $148,271
                                                                                                               ========

FOR THE YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ---------- --------
Real estate-
 related revenues        $121,060  $ 42,604  $ 44,346  $ 40,114  $ 37,810     $  40,979   $ 50,806   $ 88,803  $466,522
Rental property
 expenses and
 real estate taxes         33,688    12,811     9,588     8,368    11,341         9,968     17,166     26,509   129,439
                         --------  --------  --------  --------  --------     ---------   --------   --------  --------
Property-level net
 operating income          87,372    29,793    34,758    31,746    26,469        31,011     33,640     62,294   337,083

Other income/
 expenses, net                                                                                                  194,278
                                                                                                               --------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                          142,805

Gain on property
 dispositions                                                                                                    13,188

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                             1,145

Minority interest                                                                                                13,524

Preferred distributions                                                                                          11,000
                                                                                                               --------

Income available to
 common shareholders                                                                                           $130,324
                                                                                                               ========

FOR THE YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others  Total
                         --------  --------  --------  --------  ---------  ------------  --------  ---------- --------
Real estate-
 related revenues        $97,372   $40,383   $37,966   $35,233   $ 33,683      $36,373     $38,865    $63,105  $382,980
Rental property
 expenses and
 real estate taxes        28,103    11,435     7,803     8,002      9,599        8,982      14,879     19,542   108,345
                         -------   -------    ------   -------   --------      -------     -------    -------  --------
Property-level net
 operating income         69,269    28,948    30,163    27,231     24,084       27,391      23,986     43,563   274,635

Other income/
 expenses, net                                                                                                  156,673
                                                                                                               --------
Income before property
 dispositions,
 extraordinary items,
 and minority interest                                                                                          117,962

Loss on property
 dispositions                                                                                                     1,285

Extraordinary item                                                                                                    -

Minority interest                                                                                                 8,062

Preferred distributions                                                                                          11,000
                                                                                                               --------
Income available to
 common shareholders                                                                                           $ 97,615
                                                                                                               ========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       ----------------------------------
                                                                    2000        1999        1998
                                                                 ---------   ----------  ----------
Total real estate-related revenues for reportable segments       $ 528,589    $ 466,522   $ 382,980
Interest and other                                                   4,374        5,976       5,398
                                                                 ---------    ---------   ---------

Total revenues                                                   $ 532,963    $ 472,498   $ 388,378
                                                                 =========    =========   =========

PRODUCT TYPE INFORMATION                                             REAL ESTATE-RELATED REVENUES
----------------------------------------------------------       ----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                    2000        1999        1998
                                                                 ----------  ----------   ---------
Industrial                                                       $ 239,384    $ 225,988   $ 192,548
Office                                                             289,205      240,534     190,432
                                                                 ---------    ---------   ---------

Total real estate-related revenues                               $ 528,589    $ 466,522   $ 382,980
                                                                 =========    =========   =========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
------------------------------------------------------------------------------------------------------------------------------
                                SE        New     Lehigh                The
                             Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 2000              $733,465  $262,102  $271,606  $301,997  $250,708     $273,763    $333,866   $577,173   $3,004,680
Additions                     113,708     3,898    20,845    18,531    25,085       29,968      20,254     64,838      297,127
Dispositions                  (26,095)  (12,990)        -   (17,492)   (6,009)           -           -    (36,744)     (99,330)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 2000            $821,078  $253,010  $292,451  $303,036  $269,784     $303,731    $354,120   $605,267   $3,202,477
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------
Accumulated depreciation                                                                                              (334,415)
Development in progress                                                                                                208,486
Land held for development                                                                                              137,402
Other assets                                                                                                           182,405
                                                                                                                    ----------
Total assets December 31, 2000                                                                                      $3,396,355
                                                                                                                    ==========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
------------------------------------------------------------------------------------------------------------------------------

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
                                                                                                                    ==========

12.  SUBSEQUENT EVENTS

On March 14, 2001, the Company consummated the sale of $250 million principal amount of 7.25% senior notes due 2011. The aggregate net proceeds from such issuance were approximately $246.2 million. The Company used the aggregate net proceeds primarily to pay down the Credit Facility, which is used to fund development and acquisition activity.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                  Malvern, PA         $          -  $    724,058 $            -  $    5,063,275
420 Lapp Road                            Malvern, PA                *         1,054,418              -       6,414,605
747 Dresher Road                         Horsham, PA                    -     1,607,238              -       4,148,133
45-67 Great Valley Parkway               Malvern, PA                *           795,143              -       2,997,927
40 Valley Stream Parkway                 Malvern, PA                *           322,918              -       2,229,636
50 Valley Stream Parkway                 Malvern, PA                    -       323,971              -       2,380,881
20 Valley Stream Parkway                 Malvern, PA                *           465,539              -       5,223,981
800 Town Center Drive                    Langhorne, PA                  -     1,617,149              -       9,606,666
9, 15, 25 Great Valley Parkway           Malvern, PA                *         1,837,050              -      15,156,712
257-275 Great Valley Parkway             Malvern, PA                *           504,611              -       4,508,928
300 Technology Drive                     Malvern, PA                    -       368,626              -       1,303,696
277-293 Great Valley Parkway             Malvern, PA                    -       530,729              -       2,085,105
311 Technology Drive                     Malvern, PA                    -       397,131              -       2,262,778
325 Technology Drive                     Malvern, PA                *           376,444              -       1,852,531
7 Great Valley Parkway                   Malvern, PA                *           176,435              -       4,451,537
55 Valley Stream Parkway                 Malvern, PA                    -       215,005              -       3,428,714
65 Valley Stream Parkway                 Malvern, PA                *           381,544              -       5,195,448
508 Lapp Road                            Malvern, PA                *           331,392              -       1,813,768
10 Valley Stream Parkway                 Malvern, PA                *           509,075              -       2,880,034
333 Phoenixville Pike                    Malvern, PA            2,002,206       523,530              -       3,058,164
30 Great Valley Parkway                  Malvern, PA                    -       128,126              -         355,565
75 Great Valley Parkway                  Malvern, PA                    -       143,074              -         418,889
27-43 Great Valley Parkway               Malvern, PA                *           448,775              -       2,137,673
77-123 Great Valley Parkway              Malvern, PA                *           887,664              -       4,877,563
260 Great Valley Parkway                 Malvern, PA                    -       203,916              -       1,122,866
256 Great Valley Parkway                 Malvern, PA                *           161,098              -       1,888,761
205 Great Valley Parkway                 Malvern, PA                *         1,368,259              -      10,507,952
12,14,16 Great Valley Parkway            Malvern, PA                    -       130,689              -       1,206,020
155 Great Valley Parkway                 Malvern, PA                *           625,147              -       2,258,481
333 Technology Drive                     Malvern, PA                *           157,249              -       2,310,848
510 Lapp Road                            Malvern, PA                *           356,950              -         865,960
181 Wheeler Court                        Langhorne, PA                  -       260,000      1,940,000         157,611
1100 Wheeler Way                         Langhorne, PA                  -       150,000      1,100,000          90,716
60 Morehall Road                         Malvern, PA                    -       865,424      9,285,000       4,724,202
905 Airport Road                         West Chester, PA               -     1,715,000      5,185,000         674,531
1 Country View Road                      Malvern, PA                    -       400,000      3,600,000         469,038
2151 Cabot Boulevard                     Langhorne, PA              *           384,100      3,456,900         264,595
170 South Warner Road                    King of Prussia, PA            -       547,800      3,137,400       2,242,471
190 South Warner Road                    King of Prussia, PA            -       552,201      3,162,600       1,100,792
507 Prudential Road                      Horsham, PA                *           644,900      5,804,100         660,716
100 Witmer Road                          Horsham, PA            8,688,457     3,102,785              -      12,199,070
3100 Horizon Drive                       King of Prussia, PA            -       601,956              -       2,007,248
3300 Horizon Drive                       King of Prussia, PA            -       566,403              -       3,265,294
3500 Horizon Drive                       King of Prussia, PA            -     1,204,838              -       2,531,137
200 Chesterfield Parkway                 Malvern, PA                    -       495,893      2,739,093         220,170
767 Electronic Drive                     Horsham, PA                    -     1,229,685              -       2,746,795
132 Welsh Road                           Horsham, PA                    -     1,333,641              -       3,765,917
5 Country View Road                      Malvern, PA                *           785,168      4,678,632         184,612
3200 Horizon Drive                       King of Prussia, PA        *           928,637              -       4,296,061
3000 Horizon Drive                       King of Prussia, PA        *         1,191,449              -       1,854,147
111-195 Witmer Road                      Horsham, PA                    -       407,005      3,129,058        (109,085)
300 Welsh Road - Bldg. #3                Horsham, PA                    -       180,459      1,441,473         192,088
300 Welsh Road - Bldg. #4                Horsham, PA                    -       282,492      2,256,508       1,036,140
8801 Tinicum Boulevard                   Philadelphia, PA               -     2,474,031              -      42,796,963
440 East Swedesford Road                 King of Prussia, PA            -       717,001      4,816,122       1,445,025
460 East Swedesford Road                 King of Prussia, PA            -       705,318      4,737,487         533,419
50 Morehall Road                         Malvern, PA                    -       849,576              -      13,046,717
2 Walnut Grove Drive                     Horsham, PA                    -     1,281,870      7,767,374         817,598
5 Walnut Grove                           Horsham, PA                    -     1,065,951              -       9,084,162
200 Gibraltar Road                       Horsham, PA                    -       638,512      5,811,323         734,114
220 Gibraltar Road                       Horsham, PA                    -       629,944      5,733,228          46,309
240 Gibraltar Road                       Horsham, PA                    -       629,944      5,733,234          29,724
151 South Warner Road                    King of Prussia, PA            -     1,218,086      6,937,866         (57,132)
1 Walnut Grove Drive                     Horsham, PA                    -     1,058,901      5,343,606       1,041,557
3604 Horizon Drive                       King of Prussia, PA            -       397,178              -       1,568,644
3606 Horizon Drive                       King of Prussia, PA            -       789,409              -       1,940,816
650 Swedesford Road                      King of Prussia, PA            -       952,910      6,722,830       7,554,683
680 Swedesford Road                      King of Prussia, PA            -       952,361      6,722,830       7,254,738
761 Fifth Avenue                         King of Prussia, PA            -       256,463      2,061,468         420,166
771 Fifth Avenue                         King of Prussia, PA            -       152,455      1,256,908         261,130
1 Great Valley Parkway                   Malvern, PA                    -       419,460      3,792,570         286,731
5 Great Valley Parkway                   Malvern, PA                    -       684,200      6,181,661         435,452
311 Sinclair Road                        Bristol, PA                    -       277,901      1,576,906          16,867
1001 Cedar Hollow Road                   Malvern, PA                    -     1,436,814              -      16,047,698
3 Country View Road                      Malvern, PA                    -       814,279              -       4,954,223
425 Technology Drive                     Malvern, PA                    -       191,115              -       1,840,489
375 Technology Drive                     Malvern, PA                    -       191,114              -       1,765,099
45 Liberty Boulevard                     Malvern, PA                    -     4,380,221              -      15,096,126
100 Chesterfield Parkway                 Malvern, PA                    -     1,320,625              -       6,608,193
181-187 Gibraltar Road                   Horsham, PA                    -       360,550      3,259,984         477,083
104 Rock Road                            Horsham, PA                    -       330,111      2,981,669          22,618

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
123-135 Rock Road                        Horsham, PA                    -       292,360      2,411,677         642,310
111-159 Gibraltar Road                   Horsham, PA                    -       489,032      4,126,151         356,554
161-175 Gibraltar Road                   Horsham, PA                    -       294,673      2,663,722         529,310
103-109 Gibraltar Road                   Horsham, PA                    -       270,905      2,448,500         574,562
261-283 Gibraltar Road                   Horsham, PA                    -       464,870      3,951,972          93,087
210-223 Witmer Road                      Horsham, PA                    -       270,282      2,441,276       1,458,924
231-237 Gibraltar Road                   Horsham, PA                    -       436,952      3,948,963         356,887
100 Gibraltar Road                       Horsham, PA                    -        38,729        349,811           8,621
101 Gibraltar Road            	 Horsham, PA                    -       651,990      5,888,989         134,789
506 Prudential Road                      Horsham, PA                    -       208,139        895,470         617,772
113-123 Rock Road                        Horsham, PA                    -       351,072      3,171,001         181,538
101-111 Rock Road                        Horsham, PA                    -       350,562      3,166,389         237,801
120 Gibraltar Road                       Horsham, PA                    -       533,142      4,830,515         100,016
110 Gibraltar Road                       Horsham, PA                    -       673,041      5,776,369         187,909
100-107 Lakeside Drive                   Horsham, PA                    -       239,528      2,163,498         596,642
200-264 Lakeside Drive                   Horsham, PA                    -       502,706      4,540,597         435,581
300-309 Lakeside Drive                   Horsham, PA                    -       369,475      3,338,761       1,456,346
400-445 Lakeside Drive                   Horsham, PA                    -       543,628      4,910,226       1,124,268
104 Witmer Road                          Horsham, PA                    -     1,248,148              -       1,047,215
201 Gibraltar Road                       Horsham, PA                    -       380,127      3,433,433         582,713
3600 Horizon Drive                       King of Prussia, PA            -       236,432      1,856,252          15,352
3602 Horizon Drive                       King of Prussia, PA            -       217,734      1,759,489          95,452
3 Franklin Plaza                         Philadelphia, PA               -     2,483,144              -      31,997,440
400-500 Brandywine Parkway               West Chester, PA               -       845,847      6,809,025         335,949
600 Brandywine Parkway                   West Chester, PA               -       664,899      5,352,410         313,929
2700 Horizon Drive                       King of Prussia, PA            -       764,370              -       3,667,537
2900 Horizon Drive                       King of Prussia, PA            -       679,440              -       3,485,184
2500 Renaissance Boulevard               King of Prussia, PA            -       509,580              -       2,419,031
2300 Renaissance Boulevard               King of Prussia, PA            -       509,579              -       2,599,477
719 Dresher Road                         Horsham, PA                    -       493,426      2,812,067         197,283
2100 Renaissance Boulevard               King of Prussia, PA            -     1,110,111              -       9,300,840
4 Walnut Grove                           Horsham, PA                    -     2,515,115              -       7,324,883
2250 Hickory Road                        Plymouth Meeting, PA   6,025,000     1,015,851      9,175,555         902,000
3400 Horizon Drive                       King of Prussia, PA            -       776,495      3,139,068         954,206
One Ridgewood Place                      Downingtown, PA                -       422,460      2,337,195         456,373
300 Welsh Road                           Horsham, PA                    -       696,060      3,339,991          49,629
600 Chesterfield Parkway                 Malvern, PA                    -     2,013,751              -       8,124,001
700 Chesterfield Parkway                 Malvern, PA                    -     2,013,751              -       8,151,055
6 Terry Drive                            Newtown, PA                    -       622,028      2,228,851          21,322
2520 Renaissance Boulevard               King of Prussia, PA            -     1,020,000              -       4,156,110
18 Great Valley Parkway                  Malvern, PA                    -       394,036      3,976,221          37,147
700 Dresher Road                         Horsham, PA                    -     2,551,777      3,020,638       3,095,849
2201 Renaissance Boulevard               King of Prussia, PA            -             -              -      14,985,814
2540 Renaissance Boulevard               King of Prussia, PA            -             -              -       1,646,361
2560 Renaissance Boulevard               King of Prussia, PA            -             -              -       3,611,880
1501-1513 Grundy's Lane                  Bristol, PA                    -             -              -       3,051,354
825 Duportail Road                       Wayne, PA                      -     5,536,619     16,179,213          19,729
200 Precision Drive                      Horsham, PA                    -     1,559,883      4,759,640       1,693,114
40 Liberty Boulevard                     Malvern, PA                    -     4,241,137     17,737,090       1,975,960
14 Lee Boulevard                         Malvern, PA                *           664,282              -       6,313,660
500 Chesterfield Parkway                 Malvern, PA                *           472,365              -       3,351,334
300-400 Chesterfield Parkway             Malvern, PA                *           937,212              -       4,800,940
150 Mid-Atlantic Parkway                 West Deptford, NJ              -        86,968        304,672         225,536
1370 Imperial Way                        West Deptford, NJ              -       297,000      4,373,155         571,364
8 Stow Road                              Marlton, NJ                    -       172,600      1,704,436         113,550
10 Stow Road                             Marlton, NJ                    -       147,000      1,451,537          70,349
12 Stow Road                             Marlton, NJ                    -       103,300      1,021,036         214,348
14 Stow Road                             Marlton, NJ                    -        93,100        920,336         186,792
1300 Metropolitan Avenue                 West Deptford, NJ              -       220,000      1,980,000          37,266
701A Route 73 South                      Marlton, NJ                    -       264,387      3,772,000       2,319,276
701C Route 73 South                      Marlton, NJ                    -        84,949      1,328,000         346,116
1008 Astoria Boulevard                   Cherry Hill, NJ                -        27,120        424,880         388,778
1475 Imperial Way                        West Deptford, NJ              -        54,000        846,000         210,159
3000 Atrium Way                          Mt. Laurel, NJ             *           500,000      4,500,000       3,270,246
750 Cardinal Drive                       Pureland, NJ                   -       230,000      2,070,000         659,584
11000, 15000 Commerce Parkway            Mt. Laurel, NJ                 -       310,585      4,394,900        (685,448)
12000, 14000 Commerce Parkway            Mt. Laurel, NJ                 -       361,800      3,285,817         239,477
16000, 18000 Commerce Parkway            Mt. Laurel, NJ                 -       289,700      2,512,683         439,227
400 Lippincott Drive                     Marlton, NJ                    -        69,402              -       3,079,570
406 Lippincott Drive                     Marlton, NJ                    -       321,455      1,539,870         794,538
234 High Hill Road                       Bridgeport, NJ             *           249,472      1,477,515         359,119
101 Arlington Boulevard                  Bridgeport, NJ                 -         6,368              -       4,602,081
100 Berkeley Drive                       Bridgeport, NJ             *           395,160      1,915,215         226,378
301 Lippincott Drive                     Marlton, NJ                    -     1,069,837      4,780,163         412,504
303 Lippincott Drive                     Marlton, NJ                    -     1,069,837      4,780,163         366,835
510-512 Sharptown Road                   Bridgeport, NJ             *           125,410      1,072,683          47,779
901 Route 73                             Marlton, NJ                    -       334,411      2,733,314          99,641
1300 Route 73 North                      Marlton, NJ                *           449,400      3,074,850         789,651
512 Sharptown Road                       Bridgeport, NJ             *           180,468      1,543,617         199,921
201 Berkeley Drive                       Bridgeport, NJ                 -       270,880              -       4,682,325
404 Lippincott Drive                     Marlton, NJ                    -       131,896              -       1,650,431
104 Gaither Drive                        Mt. Laurel, NJ                 -       132,075      1,151,988         221,476
402 Lippincott Drive                     Marlton, NJ                    -       131,896              -       1,632,284

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
300 Commodore Drive                      Bridgeport, NJ                 -       417,695              -       5,290,036
3000 Lincoln Drive                       Mt. Laurel, NJ                 -       284,051      2,458,155       1,229,406
6000 Commerce Parkway                    Mt. Laurel, NJ                 -       234,150      2,022,683         140,318
7000 Commerce Parkway                    Mt. Laurel, NJ                 -       260,014      2,236,684         206,721
8000 Commerce Parkway                    Mt. Laurel, NJ                 -       234,814      1,995,098         108,185
9000 Commerce Parkway                    Mt. Laurel, NJ                 -       286,587      2,474,820          73,196
1000 Briggs Road                         Mt. Laurel, NJ                 -       288,576      2,546,537         268,314
1025 Briggs Road                         Mt. Laurel, NJ         1,831,307       430,990      3,714,828         380,913
1020 Briggs Road                         Mt. Laurel, NJ                 -       494,334              -       2,897,687
9 Stow Road                              Marlton, NJ                    -       652,642      1,765,065         269,780
2000 Crawford Place                      Mt. Laurel, NJ                 -       310,831      2,797,744       1,571,702
1351 Metropolitan Avenue                 West Deptford, NJ              -       189,465      1,728,789          26,638
650 Grove Road                           West Deptford, NJ              -       267,215      2,438,323         242,098
400 Grove Road                           West Deptford, NJ              -       145,009      1,323,085         116,749
5000 Dearborn Court                      Mt. Laurel, NJ                 -     1,057,763      4,191,827         121,424
515 Heron Drive                          Bridgeport, NJ         1,366,779       334,017      2,367,538          18,266
500 Sharptown Road                       Bridgeport, NJ         1,305,569       300,404      2,645,235          57,191
625 Heron Drive                          Bridgeport, NJ             *           180,226        908,953          15,633
605 Heron Drive                          Bridgeport, NJ           576,544       265,381      1,046,866          37,508
510 Heron Drive                          Bridgeport, NJ         5,883,829       790,334      7,901,878         256,860
522 Pedricktown Road                     Bridgeport, NJ             *           176,310      1,360,293          19,550
530 Pedricktown Road                     Bridgeport, NJ             *           350,813      1,901,471          31,304
540 Pedricktown Road                     Bridgeport, NJ         3,073,900       531,280      4,532,010        (158,166)
230 High Hill Road                       Bridgeport, NJ         5,577,494     1,418,000      8,860,843           7,883
3 Mallard Court                          Bridgeport, NJ             *           417,893      2,447,865           9,336
730 Cardinal Drive                       Bridgeport, NJ             *           576,598      1,780,345          46,341
405 Heron Drive                          Bridgeport, NJ         9,153,639     2,167,471     18,120,223         252,555
100 Eagle Road                           Bridgeport, NJ         1,041,065       256,491      1,434,429          20,524
250 High Hill Road                       Bridgeport, NJ         1,701,764       246,479      2,269,440         168,859
508 Center Square Road                   Bridgeport, NJ         1,561,637       453,341      3,458,248             940
602 Heron Drive                          Bridgeport, NJ             *           524,728      2,240,478           7,650
300 Eagle Court                          Bridgeport, NJ                 -     1,135,989      1,872,753          17,507
500 Center Square Road                   Bridgeport, NJ                 -     1,338,839      6,186,541          20,613
1001 Briggs Road                         Mt. Laurel, NJ                 -       701,705      3,505,652         718,225
1960 Cuthbert Boulevard                  Cherry Hill, NJ                -       321,700      1,291,557         215,459
1970 Cuthbert Boulevard                  Cherry Hill, NJ                -       321,699      1,291,558          51,634
10000 & 11000 Route 73                   Marlton, NJ                    -       715,705      2,579,524         494,040
800 Arlington Boulevard                  Bridgeport, NJ                 -     1,687,500              -       6,721,163
1015 Briggs Road                         Mt Laurel, NJ                  -       356,987              -       3,304,460
1655 Valley Center Parkway               Bethlehem, PA                  -       214,431              -       1,867,129
6560 Stonegate Drive                     Allentown, PA                  -       458,281              -       2,351,219
6370 Hedgewood Drive                     Allentown, PA                  -       540,795              -       3,088,666
6390 Hedgewood Drive                     Allentown, PA                  -       707,203              -       2,599,598
1495 Valley Center Parkway               Bethlehem, PA                  -       434,640              -       3,602,099
6350 Hedgewood Drive                     Allentown, PA                  -       360,027              -       3,170,858
6330 Hedgewood Drive                     Allentown, PA                  -       531,267              -       4,497,196
1550 Valley Center Parkway               Bethlehem, PA                  -       196,954              -       3,183,754
1560 Valley Center Parkway               Bethlehem, PA                  -       240,069              -       3,884,413
6580 Snowdrift Road                      Allentown, PA                  -       388,329              -       2,603,461
1510 Valley Center Parkway               Bethlehem, PA                  -       312,209              -       3,361,739
1530 Valley Center Parkway               Bethlehem, PA                  -       211,747              -       2,652,949
6540 Stonegate Drive                     Allentown, PA                  -       422,042              -       3,596,669
974 Marcon Boulevard                     Allentown, PA                  -       143,500              -       2,193,457
964 Marcon Boulevard                     Allentown, PA                  -       138,816              -       1,549,582
764 Roble Road                           Allentown, PA                  -       141,069              -         794,167
3174 Airport Road                        Allentown, PA                  -        98,986              -       1,105,397
2196 Avenue C                            Allentown, PA                  -       101,159              -       1,220,963
2202 Hanger Place                        Allentown, PA                  -       137,439              -       1,317,610
2201 Hanger Place                        Allentown, PA                  -       128,454              -       1,435,578
954 Marcon Boulevard                     Allentown, PA                  -       103,665              -       1,138,585
57 South Commerce Way                    Allentown, PA                  -       390,839      2,701,161         165,518
754 Roble Road                           Allentown, PA                  -       162,115      1,731,885         119,096
894 Marcon Boulevard                     Allentown, PA                  -       117,134      1,048,866          75,282
744 Roble Road                           Allentown, PA                  -       159,771      1,734,229         201,141
944 Marcon Boulevard                     Allentown, PA                  -       118,521      1,435,479         197,835
1685 Valley Center Parkway               Allentown, PA                  -       244,029              -       2,056,294
6520 Stonegate Drive                     Allentown, PA                  -       453,315              -       1,842,826
7437 Industrial Boulevard                Allentown, PA                  -       717,488      5,022,413       1,423,665
2041 Avenue C                            Allentown, PA              *           213,599      1,095,217          77,333
2124 Avenue C                            Allentown, PA              *           289,197      1,039,835          55,269
7339 Industrial Boulevard                Allentown, PA                  -     1,187,777              -       5,782,443
7384 Penn Drive                          Allentown, PA              *           651,696      2,286,518         476,281
7144 Daniels Drive                       Allentown, PA                  -     2,390,217      2,342,761       3,563,435
7620 Cetronia Road                       Allentown, PA                  -     1,091,806      3,851,456         369,592
939 Marcon Boulevard                     Allentown, PA              *         2,220,414      4,524,393         743,702
100 Brodhead Road                        Bethlehem, PA              *           429,416      2,919,588         196,779
1455 Valley Center Parkway               Bethlehem, PA                  -       670,290              -       3,642,744
1640 Valley Center Parkway               Bethlehem, PA                  -       359,000              -       2,412,319
1650 Valley Center Parkway               Allentown, PA                  -       359,000              -       2,213,935
1660 Valley Center Parkway               Bethlehem, PA                  -       359,000              -       2,153,735
400 Nestle Way                           Allentown, PA         26,391,218     8,065,500              -      26,453,992
83 South Commerce Way                    Bethlehem, PA                  -       143,661        888,128         294,277
85 South Commerce Way                    Bethlehem, PA                  -       236,708        987,949          93,068

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
87 South Commerce Way                    Bethlehem, PA                  -       253,886      1,062,881          82,257
89 South Commerce Way                    Bethlehem, PA                  -       320,000              -       1,797,377
7248 Industrial Boulevard                Allentown, PA                  -     2,670,849     13,307,408         783,313
95 Highland Avenue                       Bethlehem, PA                  -       430,593      3,182,080         300,616
236 Brodhead Road                        Bethlehem, PA                  -       376,962      4,672,683          24,861
1525 Valley Center Parkway               Allentown, PA                  -       475,686              -       7,453,047
6620 Grant Way                           Allentown, PA                  -       430,824      1,915,923           6,338
700 Nestle Way                           Allentown, PA                  -     3,473,119              -      16,886,630
7562 Penn Drive                          Allentown, PA                  -       269,614        844,069          82,669
7277 Williams Avenue                     Allentown, PA                  -       462,964      1,449,009         151,827
7355 Williams Avenue                     Allentown, PA                  -       489,749      1,658,091         138,947
794 Roble Boulevard                      Allentown, PA                  -     1,147,541      6,088,041          85,553
6923 Schantz Spring Road                 Allentown, PA                  -     1,127,805      3,309,132         146,571
2600 Beltline Avenue                     Reading, PA                    -       558,902      2,234,167          18,193
7132 Daniels Drive                       Allentown, PA                  -     1,623,326      3,464,626       3,887,156
3985 Adler Place                         Bethlehem, PA                  -       705,367      3,915,820         475,150
8014 Industrial Boulevard                Allentown, PA                  -     4,019,258              -       8,692,231
651 Boulder Drive                        Allentown, PA                  -     4,308,646              -      13,108,539
7028 Snowdrift Road                      Allentown, PA                  -       520,473        959,279         123,339
180 Cochrane Drive                       Annapolis, MD                  -             -              -          85,098
190 Cochrane Drive                       Annapolis, MD                  -     3,670,256              -      16,367,148
8280 Patuxent Range Drive                Columbia, MD                   -       181,601              -       1,334,693
7178-80 Columbia Gateway                 Columbia, MD                   -     1,569,237      4,786,887         686,366
9770 Patuxent Woods Drive                Columbia, MD                   -       341,663      3,033,309          13,582
9780 Patuxent Woods Drive                Columbia, MD                   -       218,542      1,940,636           7,254
9790 Patuxent Woods Drive                Columbia, MD                   -       243,791      2,164,094          12,536
9810 Patuxent Woods Drive                Columbia, MD                   -       266,684      2,366,901           9,127
9800 Patuxent Woods Drive                Columbia, MD                   -       299,100      2,654,069          64,816
9820 Patuxent Woods Drive                Columbia, MD                   -       237,779      2,110,835          27,196
9830 Patuxent Woods Drive                Columbia, MD                   -       296,262      2,628,933          76,787
9050 Red Branch Road                     Columbia, MD                   -       290,950      2,577,153         311,153
4606 Richlynn Drive                      Belcamp, MD                    -       299,600      1,818,861           7,108
8945-8975 Guilford Road                  Columbia, MD                   -     2,428,795      7,493,740         206,539
7317 Parkway Drive                       Hanover, MD                    -     1,104,359      1,959,671           4,319
9101,9111,9115 Guilford Road             Columbia, MD                   -       758,951              -       3,341,366
9125,9135,9145 Guilford Road             Columbia, MD                   -       900,154              -       5,714,809
1751 Bluehills Drive                     Roanoke, VA                    -     1,063,728      8,500,677         101,951
4300 Carolina Avenue                     Richmond, VA                   -     2,007,717     14,927,608         453,894
301 Hill Carter Parkway                  Richmond, VA                   -       659,456      4,836,010          63,204
4001 Carolina Avenue                     Richmond, VA                   -        29,443        215,914          39,613
5600-5626 Eastport Boulevard             Richmond, VA               *           489,941      3,592,900         159,829
5650-5674 Eastport Boulevard             Richmond, VA               *           644,384      4,025,480         143,071
5700 Eastport Boulevard                  Richmond, VA               *           408,729      2,697,348          43,619
3432 Holland Road                        Virginia Beach, VA             -       173,527        790,515          11,088
4880 Cox Road                            Glen Allen, VA             *           743,898      4,499,807       1,240,830
4101- 4127 Carolina Avenue               Richmond, VA               *           310,854      2,279,597          94,361
4201-4261 Carolina Avenue                Richmond, VA               *           693,203      5,083,493         611,020
4263-4299 Carolina Avenue                Richmond, VA                   -       256,203      2,549,649       1,090,700
4301-4335 Carolina Avenue                Richmond, VA                   -       223,696      1,640,435         118,590
4337-4379 Carolina Avenue                Richmond, VA               *           325,303      2,385,557         762,699
4501-4549 Carolina Avenue                Richmond, VA               *           486,166      3,565,211         132,919
4551-4593 Carolina Avenue                Richmond, VA               *           474,360      3,478,646         134,574
4601-4643 Carolina Avenue                Richmond, VA               *           652,455      4,784,675         347,182
4645-4683 Carolina Avenue                Richmond, VA               *           404,616      2,967,187       1,016,363
4447-4491 Carolina Avenue                Richmond, VA                   -       454,056      2,729,742          95,150
4401-4445 Carolina Avenue                Richmond, VA               *           615,038      4,510,272         147,025
12 S. Third Street                       Richmond, VA                   -        40,539        184,682          14,982
9601 Cosner Drive                        Fredericksburg, VA         *           475,262      3,917,234         148,902
315 Cardiff Valley Road                  Knoxville, TN                  -       443,305      2,950,903          42,487
2300 East Parham Road                    Richmond, VA                   -       221,947      1,011,088          14,181
5601-5659 Eastport Boulevard             Richmond, VA               *           705,660              -       5,093,142
5900 Eastport Boulevard                  Richmond, VA               *           676,661              -       4,956,324
4717-4729 Eubank Road                    Richmond, VA               *           449,447      3,294,697         148,882
4263F-N Carolina Avenue                  Richmond, VA               *            91,475              -       1,631,649
1821 Battery Dantzler Road               Chester, VA                    -       394,212      3,035,113          28,070
5000 Cox Road                            Glen Allen, VA             *           770,214      3,685,248          48,731
5500 Cox Road                            Glen Allen, VA             *           443,485              -       2,649,768
510 Eastpark Court                       Richmond, VA               *           261,961      2,110,874          37,383
520 Eastpark Court                       Richmond, VA               *           486,118      4,083,582          69,899
13001 Kingston Avenue                    Richmond, VA                   -       376,584              -       2,029,339
5701-5799 Eastport Boulevard             Richmond, VA                   -       694,644              -       5,315,396
4801 Cox Road                            Glen Allen, VA                 -     1,072,895              -       8,858,737
600 H P Way                              Richmond, VA                   -       146,126              -       7,306,398
500 H P Way                              Richmond, VA                   -       142,692              -       6,312,994
701 Liberty Way                          Richmond, VA               *           171,711              -       4,978,263
4198 Cox Road                            Glen Allen, VA                 -       670,292      3,839,245         272,773
4510 Cox Road                            Glen Allen, VA                 -     1,010,024      7,151,729         252,216
2809 South Lynnhaven Road                Virginia Beach, VA             -       953,590      6,142,742         459,806
200 Golden Oak Court                     Virginia Beach, VA         *         1,116,693      6,770,480         531,463
208 Golden Oak Court                     Virginia Beach, VA         *           965,177      6,728,717         250,407
1 Enterprise Parkway                     Hampton, VA                    -       974,675      5,579,869         337,804
22 Enterprise Parkway                    Hampton, VA                    -     1,097,368      6,760,778         325,766
530 Eastpark Court                       Richmond, VA                   -       266,883              -       2,750,734

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
484 Viking Drive                         Virginia Beach, VA             -       891,752      3,607,890         135,903
10430 Lakeridge Parkway                  Ashland, VA                *           421,267      3,770,870          61,244
10456 Lakeridge Parkway                  Ashland, VA                *           409,261      3,663,754          62,551
3829-3855 Gaskins Road                   Richmond, VA                   -       364,166      3,264,114           6,679
629 Phoenix Drive                        Virginia Beach, VA             -       371,694      2,108,097          16,966
11838 Rock Landing Drive                 Newport News, VA               -       673,942      2,111,481         370,463
11844 Rock Landing Drive                 Newport News, VA               -       326,774      1,391,561          93,291
11832 Rock Landing Drive                 Newport News, VA               -       299,066      1,419,266          49,869
11846 Rock Landing Drive                 Newport News, VA               -       299,066      1,419,266       4,936,823
10800 Nuckols Boulevard                  Richmond, VA                   -     1,432,462              -      14,357,467
5700 Cleveland Street                    Virginia Beach, VA             -       700,112      9,592,721         618,250
801 Liberty Way                          Richmond, VA                   -       780,000              -       6,019,815
5 Manhattan Square                       Hampton, VA                    -       207,368              -       1,562,803
4523 Green Point Drive                   High Point, NC                 -       234,564              -       2,387,592
4501 Green Point Drive                   High Point, NC                 -       319,289              -       2,282,632
4500 Green Point Drive                   High Point, NC                 -       230,622              -       2,111,118
2427 Penny Road                          High Point, NC         5,410,825     1,165,664              -       6,182,530
4524 Green Point Drive                   High Point, NC             *           182,810              -       2,131,996
4328, 4336 Federal Drive                 High Point, NC         5,796,898       521,122              -       7,672,195
200 Centreport Drive                     Greensboro, NC             *           331,400      3,768,600         350,313
4344 Federal Drive                       High Point, NC             *           484,001              -       2,334,267
202 Centreport Drive                     Greensboro, NC             *           549,948      5,360,462         394,838
101 Centreport Drive                     Greensboro, NC                 -       826,237              -       7,727,514
4000 Piedmont Parkway                    High Point, NC             *           592,885      4,825,615         402,144
4380 Federal Drive                       High Point, NC                 -       282,996              -       2,112,454
4388 Federal Drive                       High Point, NC                 -       143,662              -       1,118,535
6532 Judge Adams Road                    Rock Creek, NC                 -       354,903              -       3,491,165
6530 Judge Adams Road                    Rock Creek, NC                 -       305,820              -       4,458,196
3860 Faber Place                         N. Charleston, SC          *           796,656      1,974,359         132,857
4055 Faber Place                         N. Charleston, SC          *           882,351      4,794,144         143,649
3820 Faber Place                         N. Charleston, SC          *           506,558      2,365,146         261,750
3875 Faber Place                         N. Charleston, SC          *         1,164,530              -       5,771,687
150 Ridgeview Center Drive               Duncan, SC                 *           711,352      8,056,324         929,642
1320 Garlington Road                     Greenville, SC             *           398,540      1,761,533          26,337
420 Park Avenue                          Greenville, SC             *           522,548      2,730,261         553,372
1 Alliance Drive                         Goose Creek, SC                -       662,422              -       2,655,438
4160 Mendenhall Oaks Parkway             High Point, NC                 -       285,882              -       3,031,093
4194 Mendenhall Oaks Parkway             High Point, NC                 -       102,372              -       2,385,070
4196 Mendenhall Oaks Parkway             High Point, NC                 -        66,731              -       2,126,982
4170 Mendenhall Oaks Parkway             High Point, NC                 -       143,699              -       2,028,031
4180 Mendenhall Oaks Parkway             High Point, NC                 -       121,329              -       1,759,812
4050 Piedmont Parkway                    High Point, NC                 -       801,902              -      18,153,553
One Independence Pointe                  Greenville, SC                 -       780,881      6,199,230         159,760
55 Beattie Place                         Greenville, SC                 -     2,643,105     23,439,801         830,099
75 Beattie Place                         Greenville, SC             *         2,406,646     17,400,939         474,990
7736 McCloud Road                        Greensboro, NC                 -       591,795      5,895,312         207,856
15 Brendan Way                           Greenville, SC                 -       614,191      3,012,019         866,497
200 Meeting Street                       Charleston, SC                 -     4,027,429     29,542,711       1,018,429
7500 West 110th Street                   Overland Park, KS              -     2,380,493      9,575,474         208,344
3955 Faber Place                         Charleston, SC                 -       381,887              -       6,658,620
4300 Federal Drive                       High Point, NC                 -       264,038              -       1,616,281
4135 Mendenall Oaks Parkway              High Point, NC                 -       499,500              -       2,236,843
3825 Faber Place                         N. Charleston, SC              -       245,367              -       1,091,214
1020 North Point Industrial Boulevard    Hanahan, SC                    -     1,432,143      8,597,266          38,400
1730 Stebbins Drive                      Houston, TX                    -       143,258              -         428,581
5911-5925 Richard Street                 Jacksonville, FL               -       275,582              -         508,059
8383-8385 Baycenter Road                 Jacksonville, FL               -        63,703              -         651,009
8775 Baypine Road                        Jacksonville, FL               -       906,804              -       3,142,795
8539 Western Way                         Jacksonville, FL               -       328,133              -       3,188,953
6255 Lake Gray Boulevard                 Jacksonville, FL               -       813,067              -       3,431,250
6600-6800 Suemac Place                   Jacksonville, FL               -       210,804              -       1,901,839
6800-6850 Suemac Place                   Jacksonville, FL               -       121,077              -       1,136,702
8665,8667,8669 Baypine Road              Jacksonville, FL               -       966,552              -       4,014,445
8540 Baycenter Road                      Jacksonville, FL               -       445,603              -       1,371,536
1200 Gulf Life Drive                     Jacksonville, FL               -     1,028,864              -      20,109,512
8400 Baymeadows Way                      Jacksonville, FL               -       557,682              -       2,332,300
8614 Baymeadows Way                      Jacksonville, FL               -       290,291              -       1,110,880
5941-5975 Richard Street                 Jacksonville, FL               -       583,622              -       1,113,225
7970 Bayberry Road                       Jacksonville, FL               -       127,520              -       1,237,972
6000-6030 Bowdendale Avenue              Jacksonville, FL               -       275,475              -       1,690,506
7898 Baymeadows Way                      Jacksonville, FL               -       561,802              -       1,972,330
5977-6607 Richard Street                 Jacksonville, FL               -       180,033              -       1,565,681
7910 & 7948 Baymeadows Way               Jacksonville, FL               -       210,299              -       2,718,897
7954 & 7960 Baymeadows Way               Jacksonville, FL               -       291,312              -       2,980,181
8787 Baypine Road                        Jacksonville, FL               -     2,076,306              -      35,605,962
7077 Bonneval Road                       Jacksonville, FL               -       768,000      5,789,000       1,179,765
4190 Belfort Road                        Jacksonville, FL               -       821,000      5,866,000       1,722,110
8011, 8021, 8031 Phillips Highway        Jacksonville, FL               -       626,250      3,548,750       1,240,619
7020 AC Skinner Parkway                  Jacksonville, FL           *           398,258              -       2,455,785
7022 AC Skinner Parkway                  Jacksonville, FL           *           706,935              -       3,109,161
11777 Central Highway                    Jacksonville, FL               -        92,207        429,997       1,925,123
4345 Southpoint Parkway                  Jacksonville, FL               -             -              -       8,752,272
7016 AC Skinner Parkway                  Jacksonville, FL               -       597,181              -       2,326,446

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
7018 AC Skinner Parkway                  Jacksonville, FL               -       840,996              -       4,107,395
7014 AC Skinner Parkway                  Jacksonville, FL               -       574,198              -       3,289,779
6620 Southpoint Parkway                  Jacksonville, FL               -       614,602      4,267,477         507,971
7980 Bayberry Road                       Jacksonville, FL               -       330,726      1,338,101          17,776
9600 Satellite Boulevard                 Orlando, FL                    -       252,850      1,297,923          58,374
9700 Satellite Boulevard                 Orlando, FL                    -       405,362      1,146,546         107,538
1902 Cypress Lake Drive                  Orlando, FL                    -       523,512      3,191,790         902,756
9550 Satellite Boulevard                 Orlando, FL                    -       574,830              -       2,022,846
8250 & 8256 Exchange Place               Orlando, FL                    -       622,413      2,507,842         246,209
6600 Southpoint Parkway                  Jacksonville, FL               -       998,432      4,055,727         267,710
6700 Southpoint Parkway                  Jacksonville, FL               -       620,720      2,989,746         499,470
4801 Executive Park Court - 100          Jacksonville, FL           *           554,993      2,993,277         438,809
4801 Executive Park Court - 200          Jacksonville, FL           *           370,016      1,995,518              47
4810 Executive Park Court                Jacksonville, FL           *           369,694      3,045,639          47,683
6602 Executive Park Court - 100          Jacksonville, FL           *           388,519      2,095,293         106,894
6602 Executive Park Court - 200          Jacksonville, FL           *           296,015      1,596,347           3,485
6631 Executive Park Court - 100          Jacksonville, FL           *           251,613      1,356,849              50
6631 Executive Park Court - 200          Jacksonville, FL           *           406,561      2,195,070         169,457
4815 Executive Park Court - 100          Jacksonville, FL           *           366,317      1,975,393          71,533
4815 Executive Park Court - 200          Jacksonville, FL           *           462,522      2,494,397         129,584
4825 Executive Park Court                Jacksonville, FL           *           601,278      3,242,491           4,918
4820 Executive Park Court                Jacksonville, FL           *           555,174      2,693,130         516,934
10511 & 10611 Satellite Boulevard        Orlando, FL                    -       517,554      2,568,186         208,368
1400-1440 Central Florida Parkway        Orlando, FL                    -       518,044      2,561,938          68,586
6601 Executive Park Circle North         Jacksonville, FL               -       551,250      3,128,361             640
1300 Riverplace Boulevard                Jacksonville, FL               -     1,804,259      7,755,572         665,225
4901 Belfort Road                        Jacksonville, FL               -       877,964      2,360,742       1,841,852
16445 Air Center Boulevard               Houston, TX                    -       363,339      2,509,186           8,662
16405 Air Center Boulevard               Houston, TX                    -       438,852      3,030,396          91,653
2216 Directors Row                       Orlando, FL                    -       453,918      2,572,202           5,451
7460 Chancellor Drive                    Orlando, FL                    -       266,555        902,949         246,252
1901 Summit Tower Boulevard              Maitland, FL                   -     6,078,791     12,348,567       1,108,417
3701-3727 Vineland Road                  Orlando, FL                    -       767,929      2,096,504          62,103
4899 Belfort Road                        Jacksonville, FL               -     1,299,201              -       7,865,694
4905 Belfort Street                      Jacksonville, FL               -       638,154              -       3,000,623
16580 Air Center Boulevard               Houston, TX                    -       289,000      3,559,857         (12,162)
7251 Salisbury Road                      Jacksonville, FL               -             -              -       2,755,235
7622 Bald Cypress Place                  Tampa, FL                      -             -              -       1,378,727
10245 Centurion Parkway North            Jacksonville, FL               -       852,645      3,510,889         471,185
1755 Trans Central Drive                 Houston, TX                    -       293,534      3,036,269           9,816
5501-5519 Pioneer Park Boulevard         Tampa, FL                      -       162,000      1,613,000         186,498
5690-5694 Crenshaw Street                Tampa, FL                      -       181,923      1,812,496         155,404
3102,3104,3110 Cherry Palm Drive         Tampa, FL                      -       503,767      2,787,585         387,680
8401-8408 Benjamin Road                  Tampa, FL                      -       789,651      4,454,648         458,819
3501 Riga Boulevard                      Tampa, FL                      -       617,288      3,048,379         118,966
111 Kelsey Land                          Tampa, FL                      -       359,540      1,461,850         398,869
7930, 8010-20 Woodland Center Boulevard  Tampa, FL                  *         1,408,479      5,247,246         217,980
7920 Woodland Center Boulevard           Tampa, FL                  *         1,382,648      2,445,444         104,336
8154-8198 Woodland Center Boulevard      Tampa, FL                  *           399,088      2,868,834          38,699
8112-42 Woodland Center Boulevard        Tampa, FL                  *           513,263      3,230,239          13,495
8212 Woodland Center Boulevard           Tampa, FL                  *           820,883      2,322,720          14,210
131 Kelsey Lane                          Tampa, FL                      -       511,463              -       4,450,331
7724 Woodland Center Boulevard           Tampa, FL                      -       235,893              -       2,087,523
7802-50 Woodland Center Boulevard        Tampa, FL                      -       357,364              -       2,542,091
7852-98 Woodland Center Boulevard        Tampa, FL                      -       357,364              -       2,454,676
8921 Brittany Way                        Tampa, FL                      -       255,583      1,063,882         827,162
5250 Eagle Trail Drive                   Tampa, FL                      -       952,860              -       3,457,917
7725 Woodland Center Boulevard           Tampa, FL                      -       553,335              -       3,225,752
8001 Woodland Center Boulevard           Tampa, FL                      -       350,407              -       2,240,422
4630 Woodland Corporate Boulevard        Tampa, FL                      -       943,169              -      12,281,483
701-725 South US Highway 301             Tampa, FL                      -       654,259              -       3,107,406
4502 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       3,997,244
9001-9015 Brittany Way                   Tampa, FL                      -             -              -       1,605,279
4508 Woodland Corporate Boulevard        Tampa, FL                      -       498,598              -       3,120,053
1701 Clint Moore Boulevard               Boca Raton, FL                 -     1,430,884      3,043,553          52,741
4555 Riverside Drive                     Beach Gardens, FL              -       805,672      5,782,360          16,905
2500 Metrocentre Boulevard               West Palm Beach, FL            -       238,362      1,534,926          58,604
2540 Metrocentre Boulevard               West Palm Beach, FL            -       165,071      1,058,736         259,647
2541 Metrocentre Boulevard               West Palm Beach, FL            -       145,091        379,318         699,936
2580 Metrocentre Boulevard               West Palm Beach, FL            -       256,479      1,651,602          22,635
2581 Metrocentre Boulevard               West Palm Beach, FL            -       189,359      1,218,712         178,117
1101 Northpoint Parkway                  West Palm Beach, FL            -       258,607      1,462,432          85,808
3223 Commerce Place                      West Palm Beach, FL            -       501,843      2,012,290          58,691
801 Northpoint Parkway                   West Palm Beach, FL            -       459,284      2,597,108          10,993
5410 - 5430 Northwest 33rd Avenue        Ft. Lauderdale, FL             -       603,776      4,176,238         263,902
6500 NW 12th Avenue                      Ft. Lauderdale, FL             -         7,099      3,046,309          32,003
6600 NW 12th Avenue                      Ft. Lauderdale, FL             -         7,103      3,047,462         229,498
1500 SW 5th Court                        Pompano Beach, FL              -       972,232      3,892,085          35,118
1651 SW 5th Court                        Pompano Beach, FL              -       203,247        811,093          22,478
1601 SW 5th Court                        Pompano Beach, FL              -       203,247        811,093          50,505
1501 SW 5th Court                        Pompano Beach, FL              -       203,247        811,093          22,164
1400 SW 6th Court                        Pompano Beach, FL              -     1,157,049      4,620,956          61,101
1405 SW 6th Court                        Pompano Beach, FL              -       392,138      1,565,787          28,214

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
595 SW 13th Terrace                      Pompano Beach, FL              -       359,933      1,437,116          37,167
601 SW 13th Terrace                      Pompano Beach, FL              -       164,414        655,933          24,625
605 SW 16th Terrace                      Pompano Beach, FL              -       310,778      1,238,324           1,046
2440-2478 Metrocentre Boulevard          West Palm Beach, FL            -       470,214      2,120,555          41,954
951 Broken Sound Parkway                 Boca Raton, FL         2,895,004     1,426,251      6,098,952         144,736
3400 Lakeside Drive                      Miramar, FL                    -     2,022,153     11,345,881         365,334
3450 Lakeside Drive                      Miramar, FL                    -     2,022,152     11,357,143         176,180
3350 SW 148th Avenue                     Miramar, FL                    -     2,960,510              -      14,954,164
13650 NW 8th Street                      Sunrise, FL                    -       558,223      2,171,930          25,689
13630 NW 8th Street                      Sunrise, FL                    -       659,796      2,596,275         140,739
777 Yamato Road                          Boca Raton, FL                 -     4,101,247     16,077,347       2,501,475
1801 Clint Moore Road                    Boca Raton, FL                 -     1,065,068      4,481,644         209,548
6601-6625 W. 78th Street                 Bloomington, MN                -     2,263,060              -      38,625,770
2905 Northwest Boulevard                 Plymouth, MN                   -       516,921      4,646,342         494,584
2800 Campus Drive                        Plymouth, MN                   -       395,366      3,554,512         174,861
2955 Xenium Lane                         Plymouth, MN                   -       151,238      1,370,140         255,706
9401-9443 Science Center Drive           New Hope, MN                   -       431,295      3,888,684         215,111
6321-6325 Bury Drive                     Eden Prairie, MN               -       462,877      4,151,790         173,969
7115-7173 Shady Oak Road                 Eden Prairie, MN               -       454,974      4,089,410         407,175
7660-7716 Golden Triangle Drive          Eden Prairie, MN               -       568,706      5,115,177       1,340,106
7400 Flying Cloud Drive                  Eden Prairie, MN               -       195,983      1,762,027          55,417
10301-10305 West 70th Street             Eden Prairie, MN               -       120,622      1,085,226          80,401
10321 West 70th Street                   Eden Prairie, MN               -       145,198      1,305,700          32,908
10333 West 70th Street                   Eden Prairie, MN               -       110,746        995,868          28,179
10349-10357 West 70th Street             Eden Prairie, MN               -       275,903      2,481,666         259,683
10365-10375 West 70th Street             Eden Prairie, MN               -       291,077      2,618,194         184,438
10393-10394 West 70th Street             Eden Prairie, MN               -       269,618      2,423,318         246,692
7078 Shady Oak Road                      Eden Prairie, MN               -       343,093      3,085,795          47,532
10400 Viking Drive                       Eden Prairie, MN               -     2,912,390              -      21,451,179
5600 & 5610 Rowland Road                 Minnetonka, MN                 -       828,650      7,399,409         697,928
2920 Northwest Boulevard                 Plymouth, MN                   -       392,026      3,433,678         653,397
5400-5500 Feltl Road                     Minnetonka, MN                 -       883,895      7,983,345         784,903
10300 Bren Road                          Minnetonka, MN                 -       344,614      3,110,477         154,190
14630-14650 28th Avenue North            Plymouth, MN                   -       198,205      1,793,422         135,974
7695-7699 Anagram Drive                  Eden Prairie, MN               -       760,524      3,254,758          25,622
7550 Meridian Circle                     Maple Grove, MN        2,153,136       513,250      2,901,906          19,159
2800 Northwest Boulevard                 Plymouth, MN           4,628,712     1,934,438     10,952,503          69,856
3255 Neil Armstrong Boulevard            Eagan, MN                      -     1,131,017              -       3,377,738
4801 West 81st Street                    Bloomington, MN          794,409     1,624,700      2,494,368         246,397
8100 Cedar Avenue                        Bloomington, MN        2,224,185       501,313      3,675,416          25,281
9600 54th Avenue                         Plymouth, MN                   -       332,318      3,077,820         131,183
7800 Equitable Drive                     Eden Prairie, MN               -     2,188,524      3,788,762          18,929
7905 Fuller Road                         Eden Prairie, MN               -     1,229,862      4,075,167          29,608
9023 Columbine Road                      Eden Prairie, MN               -     1,956,273              -       4,626,133
6161 Green Valley Drive                  Bloomington, MN                -       740,377      3,311,602         719,082
4700 Nathan Lane North                   Minneapolis, MN                -     1,501,309      8,446,083         301,968
8967 Columbine Road                      Eden Prairie, MN               -     1,450,000              -       3,390,238
14390 Huntington Avenue                  Savage, MN                     -     1,463,666      6,271,050          13,169
550-590 Hale Avenue                      Oakdale, MN                    -       765,535      3,488,754          30,087
7777 Golden Triangle Drive               Eden Prairie, MN               -       993,100      2,136,862         875,911
26911-26957 Northwestern                 Southfield, MI                 -     7,799,506     66,268,817       4,586,889
1650 Research Drive                      Troy, MI                       -       763,067      7,201,677          88,122
1775 Research Drive                      Troy, MI                       -       331,422      2,788,073          47,879
1875 Research Drive                      Troy, MI                       -       329,863      2,774,006         116,482
1850 Research Drive                      Troy, MI                       -       781,054      7,364,300         208,179
1965 Research Drive                      Troy, MI                       -       419,090      3,578,928         101,231
1960 Research Drive                      Troy, MI                       -       419,146      3,579,166          48,686
27260 Haggerty Road                      Farmington Hills, MI           -       456,877      4,091,196         119,075
27200 Haggerty Road                      Farmington Hills, MI           -       382,754      3,425,227         112,103
27280 Haggerty Road                      Farmington Hills, MI           -       452,860      4,055,512          62,401
27220 Haggerty Road                      Farmington Hills, MI           -       203,064      1,802,592         108,174
27240 Haggerty Road                      Farmington Hills, MI           -       171,518      1,518,192          59,283
27300 Haggerty Road                      Farmington Hills, MI           -       370,378      3,311,366          77,777
1101 Allen Drive                         Troy, MI                       -        98,145        887,935          16,212
1151 Allen Drive                         Troy, MI                       -       164,482      1,486,220         202,666
1300 Rankin Street                       Troy, MI                       -       134,090      1,212,752         156,165
1350 Rankin Street                       Troy, MI                       -       111,776      1,011,497          62,321
1376-1400 Rankin Street                  Troy, MI                       -       134,292      1,213,626          87,318
1352-1374 Rankin Street                  Troy, MI                       -       153,276      1,385,098          87,937
1324-1346 Rankin Street                  Troy, MI                       -       134,090      1,212,214          10,098
1301-1307 Rankin Street                  Troy, MI                       -       111,776      1,011,121          51,348
1409 Allen Drive                         Troy, MI                       -       142,370      1,286,048         202,392
1304 E Maple Road                        Troy, MI                       -       211,233      1,906,786         307,024
1334 Maplelawn Road                      Troy, MI                       -       124,296      1,122,802          20,824
1290 Maplelawn Road                      Troy, MI                       -        85,322        771,621          58,817
1070 Maplelawn Road                      Troy, MI                       -        68,559        620,595          41,358
950 Maplelawn Road                       Troy, MI                       -       252,429      2,265,259          24,248
894 Maplelawn Road                       Troy, MI                       -       181,750      1,632,243          17,269
1179 Maplelawn Road                      Troy, MI                       -        87,845        794,365         120,024
1940 Norwood Drive                       Troy, MI                       -        86,836        785,267          40,588
1311-1331 Maplelawn Road                 Troy, MI                       -       125,407      1,132,810          10,537
2354 Bellingham Street                   Troy, MI                       -        87,340        789,817          17,718
2360 Bellingham Street                   Troy, MI                       -        87,340        789,817          56,051

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
1911 Ring Drive                          Troy, MI                       -        86,129        778,900          73,225
26442-26450 Haggerty Road                Farmington Hills, MI           -       237,687      2,143,478          24,808
26500 Haggerty Road                      Farmington Hills, MI           -       311,093      2,791,804          41,676
26650 Haggerty Road                      Farmington Hills, MI           -       173,166      1,562,704          18,423
26700 Haggerty Road                      Farmington Hills, MI           -       253,338      2,290,696          13,693
26750 Haggerty Road                      Farmington Hills, MI           -       292,717      2,638,688         158,814
26800 Haggerty Road                      Farmington Hills, MI           -       175,489      1,583,362          18,267
26842-26850 Haggerty Road                Farmington Hills, MI           -       239,606      2,160,470         193,621
26600 Haggerty Road                      Farmington Hills, MI           -       455,845              -       2,523,127
26550 Haggerty Road                      Farmington Hills, MI           -       368,083              -       2,581,048
50 West Big Bear Road                    Troy, MI                       -     2,159,678     19,481,454         274,006
100 West Big Bear Road                   Troy, MI                       -     2,113,006     19,057,355         263,369
245 Executive Drive                      Brookfield, WI                 -       577,067      5,197,903         212,364
8301 West Parkland Court                 Milwaukee, WI                  -       358,441      3,233,707         286,071
32991 Hamilton Court                     Farmington Hills, MI           -     1,065,392      3,627,675         979,787
7800 N. 113th Street                     Milwaukee, WI                  -     1,711,964      6,847,857          51,087
2475-2479 Elliot Avenue                  Troy, MI                       -       128,809        516,393          15,137
32661 Edward Avenue                      Madison Heights, MI            -       378,838      2,330,550           4,054
32701 Edward Avenue                      Madison Heights, MI            -       340,398      1,364,777          31,585
32751 Edward Avenue                      Madison Heights, MI            -       151,410        859,462          46,026
32853 Edward Avenue                      Madison Heights, MI            -       138,121        784,426          53,827
555 East Mandoline Avenue                Madison Heights, MI            -       140,862        799,993          10,523
599 East Mandoline Avenue                Madison Heights, MI            -       132,163        646,768          73,022
749 East Mandoline Avenue                Madison Heights, MI            -       144,657        708,054           3,415
750 East Mandoline Avenue                Madison Heights, MI            -       151,457        741,185             878
900 East Mandoline Avenue                Madison Heights, MI            -       157,729        771,872             915
949 East Mandoline Avenue                Madison Heights, MI            -       137,049        778,338             901
32090 John R. Road                       Madison Heights, MI            -        70,351        399,251           6,610
31601 Research Park Drive                Madison Heights, MI            -       331,179      1,879,812          10,787
31651 Research Park Drive                Madison Heights, MI            -       194,012      1,101,576           1,132
31700 Research Park Drive                Madison Heights, MI            -       373,202      1,824,721           3,575
31701 Research Park Drive                Madison Heights, MI            -       185,845      1,054,681          58,683
31751 Research Park Drive                Madison Heights, MI            -       194,063      1,300,574           1,822
31800 Research Park Drive                Madison Heights, MI            -       217,928      1,601,469           2,088
800 Tech Row                             Madison Heights, MI            -       444,976      2,984,811          12,945
900 Tech Row                             Madison Heights, MI            -       155,606        883,725          38,424
1000 Tech Row                            Madison Heights, MI            -       357,897      2,628,029          84,900
31771 Sherman Avenue                     Madison Heights, MI            -       150,943        645,040             781
31791 Sherman Avenue                     Madison Heights, MI            -       105,606        649,891           2,327
31811 Sherman Avenue                     Madison Heights, MI            -       207,599      1,179,010           1,363
31831 Sherman Avenue                     Madison Heights, MI            -       158,484        900,064           4,820
31900 Sherman Avenue                     Madison Heights, MI            -       269,293      1,754,498          31,230
800 East Whitcomb Avenue                 Madison Heights, MI            -       151,704      1,294,687          49,567
950 East Whitcomb Avenue                 Madison Heights, MI            -       113,630      2,162,302           8,351
1000 East Whitcomb Avenue                Madison Heights, MI            -       113,512      1,023,613          41,628
1201 East Whitcomb Avenue                Madison Heights, MI            -       302,568      1,213,232           2,687
1210 East Whitcomb Avenue                Madison Heights, MI            -       121,299        329,051             540
1260 Kempar Avenue                       Madison Heights, MI            -        78,720        385,223          20,780
1280 Kempar Avenue                       Madison Heights, MI            -       142,305        536,474          18,700
22515 Heslip Drive                       Madison Heights, MI            -       144,477        338,277          36,744
9801 80th Avenue                         Pleasant Prairie, WI           -     1,692,077      7,934,794          34,348
11950 W. Lake Park Drive                 Milwaukee, WI                  -       391,813      2,340,118         158,703
11400 W. Lake Park Drive                 Milwaukee, WI                  -       439,595      2,357,904         181,306
11425 W. Lake Park Drive                 Milwaukee, WI                  -       382,256      2,350,619         102,514
11301 W. Lake Park Drive                 Milwaukee, WI                  -       614,477      2,626,456          92,202
11900 W. Lake Park Drive                 Milwaukee, WI                  -       347,854      2,396,887         492,040
38100 Ecorse Road                        Romulus, MI                    -       955,063              -       7,883,720
16620-16650 W. Bluemound Road            Brookfield, WI                 -       586,665      4,289,907         210,838
1600-1630 E. Big Beaver Road             Troy, MI                       -     1,454,406      2,952,884          52,196
11520 W. Calumet Road                    Milwaukee, WI                  -       341,698      1,527,548          48,307
12100 W. Park Place                      Milwaukee, WI                  -       534,470      3,239,389          69,353
N26 W23445 Paul Road                     Pewaukee, WI                   -       561,904      1,928,064          61,756
11200 W. Plank Court                     Wauwatosa, WI                  -       330,829      2,288,853         957,041
11020 W. Plank Court                     Wauwatosa, WI                  -       464,246      3,230,511          19,451
50 Gibson Drive                          West Malling, UK               -            **              -       3,334,095
2 Kings Hill Avenue                      West Malling, UK               -       785,565              -       4,285,918
50 Kings Hill Avenue                     West Malling, UK               -     1,215,608              -      10,064,033
10 Kings Hill Avenue                     West Malling, UK               -       983,546              -       5,134,158
30 Tower View                            West Malling, UK               -     1,657,321              -      10,886,965
35 Kings Hill Avenue                     West Malling, UK               -       812,193              -       2,592,030
39 Kings Hill Avenue                     West Malling, UK               -       494,508              -       3,204,906
18 Kings Hill Avenue                     West Malling, UK               -       829,786              -       4,967,290
                                                             ------------  ------------ --------------  --------------
Subtotal Operating Real Estate                               $100,083,577  $420,485,307 $1,548,105,608  $1,233,886,264
                                                             ============  ============ ==============  ==============

DEVELOPMENT IN PROGRESS
11 Great Valley Parkway                  Malvern, PA         $          -  $    496,297 $            -  $    2,364,974
680 Blair Mill Road                      Horsham, PA                    -     3,527,151              -       3,073,210
1200 Liberty Ridge Place                 Wayne, PA                      -     6,215,667              -       4,576,796
2760 Red Lion Road                       Philadelphia, PA               -             -              -      12,301,367
17000 Commerce Parkway                   Mt. Laurel, NJ                 -       144,515              -       2,639,955
705 Boulder Drive                        Allentown, PA            200,000     4,484,096              -      14,750,174

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
DEVELOPMENT IN PROGRESS - Continued
3773 Executive Business Parkway          Upper Saucon Twp, PA           -       738,108              -       4,071,918
Main & W. Broad Streets                  Bethlehem, PA                  -     1,096,127              -       5,547,313
8150 Industrial Boulevard                Allentown, PA                  -     2,564,167              -       1,037,635
8250 Industrial Boulevard                Upper Macungie, PA             -     1,025,667              -         703,724
650 Boulder Drive                        Allentown, PA                  -     8,069,963              -       1,463,276
6200 Old Dobbin Lane                     Columbia, MD                   -       958,105              -       1,071,086
6210 Old Dobbin Lane                     Columbia, MD                   -       958,105              -         934,570
6240 Old Dobbin Lane                     Columbia, MD                   -       958,105              -         970,492
12730 Kinston Avenue                     Richmond, VA                   -       171,053              -       3,227,091
12450 Three Chopt Road                   Richmond, VA                   -     1,140,648        101,824         501,041
1309 Executive Boulevard                 Chesapeake, VA                 -       923,067              -       1,174,519
4183 Eagle Hill Drive                    High Point, NC                 -       122,203              -       3,234,850
4189 Eagle Hill Drive                    High Point, NC                 -       100,106              -       2,344,538
4020 Meeting Way                         High Point, NC                 -        94,232              -       1,288,292
4 Independence Point                     Greenville, SC                 -             -              -       1,390,222
5 Independence Point                     Greenville, SC                 -             -              -       1,287,390
4230 Faber Place                         Charleston, SC                 -       228,552              -         854,236
170 Ridgeview Drive                      Duncan, SC                     -       224,162        109,218         942,908
6509 Franz Warner Parkway                Rock Creek, NC                 -       360,494              -          83,521
2400 South Lake Orange Drive             Orlando, FL                    -       385,964              -       2,308,780
4887 Belfort Road                        Jacksonville, FL               -     1,299,202              -       4,821,412
6501 Lee Vista Boulevard                 Orlando, FL                    -       903,701              -       3,577,836
7255 Salisbury Road                      Jacksonville, FL               -       392,060              -       1,342,109
2416 Lake Orange Drive                   Orlando, FL                    -       385,964              -         907,446
901-933 US Highway 301S                  Tampa, FL                      -       570,005              -       2,671,848
4503 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       1,184,774
4505 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       1,178,541
4511 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       1,213,388
8937 Columbine Road                      Eden Prairie, MN               -     1,325,829              -       4,208,705
7615 Smetana Lane                        Eden Prairie, MN               -     1,011,517              -       7,902,655
7805 Hudson Road                         Woodbury, MN                   -     1,279,834              -       5,366,034
10801 Nesbitt Avenue South               Bloomington, MN                -       784,577              -       3,869,271
4600 Nathan Lane                         Plymouth, MN                   -     1,063,558              -       1,140,858
8995 Columbine Road                      Eden Prairie, MN               -     1,087,594              -       2,202,819
8911 Columbine Road                      Eden Prairie, MN               -       916,687              -       2,101,205
8855 Columbine Road                      Eden Prairie, MN               -     1,400,925              -       1,819,171
8691 109th Street                        Pleasant Prairie, WI           -     1,357,602              -       5,524,531
11414 West Park Place                    Milwaukee, WI                  -       234,444              -       7,689,076
2600 Bellingham Drive                    Troy, MI                       -     1,796,869              -       2,392,703
2710 Bellingham Drive                    Troy, MI                       -     1,796,869              -       2,343,630
38000 Ecourse Road                       Romulus, MI                    -       807,660              -       9,753,283
6505 Cogswell Road                       Romulus, MI                    -       594,523              -         657,221
4 Abbey Wood Road                        West Malling, UK               -             -              -       6,266,330
                                                             ------------  ------------ --------------  --------------
Subtotal Development in Progress                             $    200,000  $ 53,995,974 $      211,042  $  154,278,724
                                                             ============  ============ ==============  ==============

LAND HELD FOR DEVELOPMENT
Renaissance Park Land                    King of Prussia, PA $          -  $  1,645,246 $            -  $    1,166,759
Keystone Park Land                       Bristol, PA                    -       730,434              -         165,680
Peco Lot PBC                             Horsham, PA                    -       183,617              -          78,483
Liberty Ridge Land                       Wayne, PA                      -     8,287,555              -       2,219,617
Northsight Land                          Scottsdale, AZ                 -    10,245,763              -         430,675
1710 Arch Street                         Philadelphia, PA               -     7,847,607              -               -
1722 Arch Street                         Philadelphia, PA               -       290,475              -               -
JFK & Arch Parking Lots/Land (East)      Philadelphia, PA               -    14,291,952              -               -
JFK & Arch Parking Lots/Land (West)      Philadelphia, PA               -     4,700,222              -               -
Commodore Business Park                  Bridgeport, NJ                 -     2,112,556              -       2,464,995
Marlton Executive Park Land              Marlton, NJ                    -       550,664              -         354,455
410 Center Square Land                   Bridgeport, NJ                 -       476,564              -          10,010
800 Arlington Boulevard Land             Bridgeport, NJ                 -       195,686              -         578,207
Lehigh Valley Corporate Center Land      Bethlehem, PA                  -       309,058              -         (77,920)
LVCC Phase 2 Land                        Bethlehem, PA                  -     4,242,279              -       1,703,245
1605 Valley Center Parkway               Bethlehem, PA                  -       729,751              -       1,033,042
Columbia Crossing Land                   Columbia, MD                   -     3,865,849              -         787,701
6250 Old Dobbin Lane                     Columbia, MD                   -       958,105              -         371,353
IRS Distribution Center Land             Richmond, VA                   -       100,000              -         (89,880)
Rivers' Bend Land                        Richmond, VA                   -     1,695,416              -       4,328,578
Woodlands Center Land                    Richmond, VA                   -       928,556              -         757,838
501 Hewlett Packard Way                  Richmond, VA                   -       165,042              -         484,965
6000-98 Eastport Boulevard               Richmond, VA                   -       787,091              -         841,227
Eastport VIII                            Richmond, VA                   -       379,836              -           6,187
Eastport IX                              Richmond, VA                   -       209,856              -           5,096
Westmoreland Land                        Virginia Beach, VA             -       758,403              -         113,917
Westmoreland III Land                    Virginia Beach, VA             -       645,966              -         128,960
Volvo Center Land                        Chesapeake, VA         2,419,100     3,694,538              -         165,040
Mendenhall Land                          High Point, NC                 -     1,910,135              -       2,416,944
Independence Pointe Land                 Greenville, SC                 -     1,304,084              -        (103,883)
Executive Park at Faber Place Land       Charleston, SC                 -             -              -         182,979
Southchase Business Park Land            Greenville, SC                 -             -              -          78,432
Woodfield Land                           Greenville, SC                 -             -              -          70,677
Eagle Hill Business Park Land            High Point, NC                 -       201,860              -       1,949,256
Lakeside I                               High Point, NC                 -       172,320              -         802,399

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
LAND HELD FOR DEVELOPMENT - Continued
South Oaks I                             High Point, NC                 -       217,942              -         386,240
Enterprise Park Land                     Jacksonville, FL               -       349,339              -         127,563
Liberty Business Park Land               Jacksonville, FL               -       448,098              -          64,860
7024 AC Skinner Parkway                  Jacksonville, FL               -       468,643              -         355,267
Silo Bend Land                           Tampa, FL                      -     2,816,927              -         922,267
Exchange Place Land                      Orlando, FL                    -       193,406              -           8,711
Belfort Road                             Jacksonville, FL               -       468,643              -          73,036
Butler Plaza Land                        Jacksonville, FL               -     1,303,793              -         493,514
Central Green Land                       Houston, TX                    -     1,394,592              -         408,095
South Center Land                        Orlando, FL                    -     2,580,693              -         (16,777)
South Center Land                        Orlando, FL                    -       479,858              -          64,712
Orlando Corporate Center Land            Orlando, FL                    -       903,701              -          48,576
Salisbury Road Land                      Jacksonville, FL               -       880,828              -         641,093
Woodland Corporate Center Land           Tampa, FL                      -             -              -       1,122,381
6119 W. Linebaugh Avenue                 Tampa, FL                      -       175,886              -           8,693
7831-41 Woodland Ctr Parkway             Tampa, FL                      -       202,550              -          18,016
Pompano Bus Pk Land-Lots 100,101         Boca Raton, FL                 -       407,328              -           3,584
Pompano Bus Pk Land-Lots 60, 61          Boca Raton, FL                 -       509,233              -           6,636
Boca Colonnade Land - Yamato Road        Boca Raton, FL                 -     3,649,792              -         757,128
Klodt Land                               Eden Prairie, MN               -     4,500,641              -        (838,308)
Romulus Land                             Romulus, MI                    -     1,613,537              -        (465,290)
Big Beaver Airport Land                  Troy, MI                       -    11,096,804              -      (2,570,374)
Park Place South Land                    Milwaukee, WI                  -     2,569,927              -         508,617
                                                             ------------  ------------ --------------  --------------
Subtotal Land Held for Development                           $  2,419,100  $111,848,647 $            -  $   25,553,274
                                                             ============  ============ ==============  ==============

Total All Properties                                         $102,702,677  $586,329,930 $1,548,316,650  $1,413,718,261
                                                             ============  ============ ==============  ==============

*   Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York
Life, Manufacturer's Life, and USG Annuity and Life totalling $259.3 million.
**  Rouse leases land from Kent County Council.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA               $    645,318   $    5,142,015   $    5,787,333
420 Lapp Road                             Malvern, PA                  1,049,243        6,419,780        7,469,023
747 Dresher Road                          Horsham, PA                  1,611,977        4,143,394        5,755,371
45-67 Great Valley Parkway                Malvern, PA                    795,831        2,997,239        3,793,070
40 Valley Stream Parkway                  Malvern, PA                    323,792        2,228,762        2,552,554
50 Valley Stream Parkway                  Malvern, PA                    371,068        2,333,784        2,704,852
20 Valley Stream Parkway                  Malvern, PA                    466,413        5,223,107        5,689,520
800 Town Center Drive                     Langhorne, PA                1,619,288        9,604,527       11,223,815
9, 15, 25 Great Valley Parkway            Malvern, PA                  1,837,878       15,155,884       16,993,762
257-275 Great Valley Parkway              Malvern, PA                    505,458        4,508,081        5,013,539
300 Technology Drive                      Malvern, PA                    374,497        1,297,825        1,672,322
277-293 Great Valley Parkway              Malvern, PA                    531,534        2,084,300        2,615,834
311 Technology Drive                      Malvern, PA                    348,099        2,311,810        2,659,909
325 Technology Drive                      Malvern, PA                    385,693        1,843,282        2,228,975
7 Great Valley Parkway                    Malvern, PA                    177,317        4,450,655        4,627,972
55 Valley Stream Parkway                  Malvern, PA                    215,818        3,427,901        3,643,719
65 Valley Stream Parkway                  Malvern, PA                    382,361        5,194,631        5,576,992
508 Lapp Road                             Malvern, PA                    263,116        1,882,044        2,145,160
10 Valley Stream Parkway                  Malvern, PA                    465,135        2,923,974        3,389,109
333 Phoenixville Pike                     Malvern, PA                    524,229        3,057,465        3,581,694
30 Great Valley Parkway                   Malvern, PA                    128,783          354,908          483,691
75 Great Valley Parkway                   Malvern, PA                    143,811          418,152          561,963
27-43 Great Valley Parkway                Malvern, PA                    449,447        2,137,001        2,586,448
77-123 Great Valley Parkway               Malvern, PA                    888,359        4,876,868        5,765,227
260 Great Valley Parkway                  Malvern, PA                    212,768        1,114,014        1,326,782
256 Great Valley Parkway                  Malvern, PA                    161,949        1,887,910        2,049,859
205 Great Valley Parkway                  Malvern, PA                  1,369,003       10,507,208       11,876,211
12,14,16 Great Valley Parkway             Malvern, PA                    131,517        1,205,192        1,336,709
155 Great Valley Parkway                  Malvern, PA                    626,068        2,257,560        2,883,628
333 Technology Drive                      Malvern, PA                     90,952        2,377,145        2,468,097
510 Lapp Road                             Malvern, PA                    325,415          897,495        1,222,910
181 Wheeler Court                         Langhorne, PA                  263,490        2,094,121        2,357,611
1100 Wheeler Way                          Langhorne, PA                  151,500        1,189,216        1,340,716
60 Morehall Road                          Malvern, PA                    884,974       13,989,652       14,874,626
905 Airport Road                          West Chester, PA             1,735,012        5,839,519        7,574,531
1 Country View Road                       Malvern, PA                    406,421        4,062,617        4,469,038
2151 Cabot Boulevard                      Langhorne, PA                  389,990        3,715,605        4,105,595
170 South Warner Road                     King of Prussia, PA            458,232        5,469,439        5,927,671
190 South Warner Road                     King of Prussia, PA            461,910        4,353,683        4,815,593
507 Prudential Road                       Horsham, PA                    652,919        6,456,797        7,109,716
100 Witmer Road                           Horsham, PA                  3,813,228       11,488,627       15,301,855
3100 Horizon Drive                        King of Prussia, PA            611,435        1,997,769        2,609,204
3300 Horizon Drive                        King of Prussia, PA            687,878        3,143,819        3,831,697
3500 Horizon Drive                        King of Prussia, PA          1,223,875        2,512,100        3,735,975
200 Chesterfield Parkway                  Malvern, PA                    495,893        2,959,263        3,455,156
767 Electronic Drive                      Horsham, PA                  1,241,970        2,734,510        3,976,480
132 Welsh Road                            Horsham, PA                  1,408,042        3,691,516        5,099,558
5 Country View Road                       Malvern, PA                    786,235        4,862,177        5,648,412
3200 Horizon Drive                        King of Prussia, PA          1,210,137        4,014,561        5,224,698
3000 Horizon Drive                        King of Prussia, PA            946,703        2,098,893        3,045,596
111-195 Witmer Road                       Horsham, PA                    378,205        3,048,773        3,426,978
300 Welsh Road - Bldg. #3                 Horsham, PA                    180,459        1,633,561        1,814,020
300 Welsh Road - Bldg. #4                 Horsham, PA                    282,493        3,292,647        3,575,140
8801 Tinicum Boulevard                    Philadelphia, PA               125,087       45,145,907       45,270,994
440 East Swedesford Road                  King of Prussia, PA            717,001        6,261,147        6,978,148
460 East Swedesford Road                  King of Prussia, PA            705,317        5,270,907        5,976,224
50 Morehall Road                          Malvern, PA                  1,337,076       12,559,217       13,896,293
2 Walnut Grove Drive                      Horsham, PA                  1,265,363        8,601,479        9,866,842
5 Walnut Grove                            Horsham, PA                  1,939,712        8,210,401       10,150,113
200 Gibraltar Road                        Horsham, PA                    638,513        6,545,436        7,183,949
220 Gibraltar Road                        Horsham, PA                    629,944        5,779,537        6,409,481
240 Gibraltar Road                        Horsham, PA                    629,944        5,762,958        6,392,902
151 South Warner Road                     King of Prussia, PA          1,186,972        6,911,848        8,098,820
1 Walnut Grove Drive                      Horsham, PA                  1,058,901        6,385,163        7,444,064
3604 Horizon Drive                        King of Prussia, PA            350,874        1,614,948        1,965,822
3606 Horizon Drive                        King of Prussia, PA            815,855        1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA            952,911       14,277,512       15,230,423
680 Swedesford Road                       King of Prussia, PA            952,361       13,977,568       14,929,929
761 Fifth Avenue                          King of Prussia, PA            256,463        2,481,634        2,738,097
771 Fifth Avenue                          King of Prussia, PA            152,456        1,518,037        1,670,493
1 Great Valley Parkway                    Malvern, PA                    419,460        4,079,301        4,498,761
5 Great Valley Parkway                    Malvern, PA                    684,200        6,617,113        7,301,313
311 Sinclair Road                         Bristol, PA                    277,901        1,593,773        1,871,674
1001 Cedar Hollow Road                    Malvern, PA                  1,646,984       15,837,528       17,484,512
3 Country View Road                       Malvern, PA                  1,128,881        4,639,621        5,768,502
425 Technology Drive                      Malvern, PA                    321,473        1,710,131        2,031,604
375 Technology Drive                      Malvern, PA                    234,922        1,721,291        1,956,213
45 Liberty Boulevard                      Malvern, PA                  4,768,152       14,708,195       19,476,347
100 Chesterfield Parkway                  Malvern, PA                  1,349,954        6,578,864        7,928,818
181-187 Gibraltar Road                    Horsham, PA                    360,549        3,737,068        4,097,617
104 Rock Road                             Horsham, PA                    330,111        3,004,287        3,334,398
123-135 Rock Road                         Horsham, PA                    393,019        2,953,328        3,346,347

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
111-159 Gibraltar Road                    Horsham, PA                    489,032        4,482,705        4,971,737
161-175 Gibraltar Road                    Horsham, PA                    294,673        3,193,032        3,487,705
103-109 Gibraltar Road                    Horsham, PA                    270,906        3,023,061        3,293,967
261-283 Gibraltar Road                    Horsham, PA                    464,871        4,045,058        4,509,929
210-223 Witmer Road                       Horsham, PA                    270,282        3,900,200        4,170,482
231-237 Gibraltar Road                    Horsham, PA                    436,952        4,305,850        4,742,802
100 Gibraltar Road                        Horsham, PA                     38,729          358,432          397,161
101 Gibraltar Road                        Horsham, PA                    731,990        5,943,778        6,675,768
506 Prudential Road                       Horsham, PA                    208,140        1,513,241        1,721,381
113-123 Rock Road                         Horsham, PA                    451,731        3,251,880        3,703,611
101-111 Rock Road                         Horsham, PA                    452,251        3,302,501        3,754,752
120 Gibraltar Road                        Horsham, PA                    558,142        4,905,531        5,463,673
110 Gibraltar Road                        Horsham, PA                    673,041        5,964,278        6,637,319
100-107 Lakeside Drive                    Horsham, PA                    255,528        2,744,140        2,999,668
200-264 Lakeside Drive                    Horsham, PA                    502,705        4,976,179        5,478,884
300-309 Lakeside Drive                    Horsham, PA                    376,475        4,788,107        5,164,582
400-445 Lakeside Drive                    Horsham, PA                    583,628        5,994,494        6,578,122
104 Witmer Road                           Horsham, PA                    189,793        2,105,570        2,295,363
201 Gibraltar Road                        Horsham, PA                    380,127        4,016,146        4,396,273
3600 Horizon Drive                        King of Prussia, PA            236,432        1,871,604        2,108,036
3602 Horizon Drive                        King of Prussia, PA            217,809        1,854,866        2,072,675
3 Franklin Plaza                          Philadelphia, PA             2,514,519       31,966,065       34,480,584
400-500 Brandywine Parkway                West Chester, PA               845,846        7,144,975        7,990,821
600 Brandywine Parkway                    West Chester, PA               664,899        5,666,339        6,331,238
2700 Horizon Drive                        King of Prussia, PA            867,815        3,564,092        4,431,907
2900 Horizon Drive                        King of Prussia, PA            774,096        3,390,528        4,164,624
2500 Renaissance Boulevard                King of Prussia, PA            592,886        2,335,725        2,928,611
2300 Renaissance Boulevard                King of Prussia, PA            574,152        2,534,904        3,109,056
719 Dresher Road                          Horsham, PA                    495,112        3,007,664        3,502,776
2100 Renaissance Boulevard                King of Prussia, PA          1,132,519        9,278,432       10,410,951
4 Walnut Grove                            Horsham, PA                  2,515,115        7,324,883        9,839,998
2250 Hickory Road                         Plymouth Meeting, PA         1,015,851       10,077,555       11,093,406
3400 Horizon Drive                        King of Prussia, PA            776,496        4,093,273        4,869,769
One Ridgewood Place                       Downingtown, PA                422,460        2,793,568        3,216,028
300 Welsh Road                            Horsham, PA                    696,061        3,389,619        4,085,680
600 Chesterfield Parkway                  Malvern, PA                  2,037,813        8,099,939       10,137,752
700 Chesterfield Parkway                  Malvern, PA                  2,037,813        8,126,993       10,164,806
6 Terry Drive                             Newtown, PA                    622,205        2,249,996        2,872,201
2520 Renaissance Boulevard                King of Prussia, PA            978,402        4,197,708        5,176,110
18 Great Valley Parkway                   Malvern, PA                    397,293        4,010,111        4,407,404
700 Dresher Road                          Horsham, PA                  2,565,140        6,103,124        8,668,264
2201 Renaissance Boulevard                King of Prussia, PA          2,413,514       12,572,300       14,985,814
2540 Renaissance Boulevard                King of Prussia, PA            274,341        1,372,020        1,646,361
2560 Renaissance Boulevard                King of Prussia, PA            649,792        2,962,088        3,611,880
1501-1513 Grundy's Lane                   Bristol, PA                    559,610        2,491,744        3,051,354
825 Duportail Road                        Wayne, PA                    5,539,281       16,196,280       21,735,561
200 Precision Drive                       Horsham, PA                  1,561,474        6,451,163        8,012,637
40 Liberty Boulevard                      Malvern, PA                  4,241,137       19,713,050       23,954,187
14 Lee Boulevard                          Malvern, PA                    665,053        6,312,889        6,977,942
500 Chesterfield Parkway                  Malvern, PA                    473,139        3,350,560        3,823,699
300-400 Chesterfield Parkway              Malvern, PA                    931,212        4,806,940        5,738,152
150 Mid-Atlantic Parkway                  West Deptford, NJ               88,153          529,023          617,176
1370 Imperial Way                         West Deptford, NJ              298,010        4,943,509        5,241,519
8 Stow Road                               Marlton, NJ                    172,945        1,817,641        1,990,586
10 Stow Road                              Marlton, NJ                    147,318        1,521,568        1,668,886
12 Stow Road                              Marlton, NJ                    103,618        1,235,066        1,338,684
14 Stow Road                              Marlton, NJ                     93,418        1,106,810        1,200,228
1300 Metropolitan Avenue                  West Deptford, NJ              221,218        2,016,048        2,237,266
701A Route 73 South                       Marlton, NJ                    271,743        6,083,920        6,355,663
701C Route 73 South                       Marlton, NJ                     96,161        1,662,904        1,759,065
1008 Astoria Boulevard                    Cherry Hill, NJ                 32,698          808,080          840,778
1475 Imperial Way                         West Deptford, NJ               58,606        1,051,553        1,110,159
3000 Atrium Way                           Mt. Laurel, NJ                 512,018        7,758,228        8,270,246
750 Cardinal Drive                        Pureland, NJ                   236,190        2,723,394        2,959,584
11000, 15000 Commerce Parkway             Mt. Laurel, NJ                 311,950        3,708,087        4,020,037
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 362,855        3,524,239        3,887,094
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 290,545        2,951,065        3,241,610
400 Lippincott Drive                      Marlton, NJ                    317,799        2,831,173        3,148,972
406 Lippincott Drive                      Marlton, NJ                    327,554        2,328,309        2,655,863
234 High Hill Road                        Bridgeport, NJ                 250,445        1,835,661        2,086,106
101 Arlington Boulevard                   Bridgeport, NJ                 374,836        4,233,613        4,608,449
100 Berkeley Drive                        Bridgeport, NJ                 401,253        2,135,500        2,536,753
301 Lippincott Drive                      Marlton, NJ                  1,069,838        5,192,666        6,262,504
303 Lippincott Drive                      Marlton, NJ                  1,069,838        5,146,997        6,216,835
510-512 Sharptown Road                    Bridgeport, NJ                 125,410        1,120,462        1,245,872
901 Route 73                              Marlton, NJ                    334,411        2,832,955        3,167,366
1300 Route 73 North                       Marlton, NJ                    499,003        3,814,898        4,313,901
512 Sharptown Road                        Bridgeport, NJ                 180,468        1,743,538        1,924,006
201 Berkeley Drive                        Bridgeport, NJ                 515,116        4,438,089        4,953,205
404 Lippincott Drive                      Marlton, NJ                    131,896        1,650,431        1,782,327
104 Gaither Drive                         Mt Laurel, NJ                  136,446        1,369,093        1,505,539
402 Lippincott Drive                      Marlton, NJ                    131,896        1,632,284        1,764,180
300 Commodore Drive                       Bridgeport, NJ                 723,369        4,984,362        5,707,731
3000 Lincoln Drive                        Mt. Laurel, NJ                 284,052        3,687,560        3,971,612

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
6000 Commerce Parkway                     Mt. Laurel, NJ                 234,151        2,163,000        2,397,151
7000 Commerce Parkway                     Mt. Laurel, NJ                 260,014        2,443,405        2,703,419
8000 Commerce Parkway                     Mt. Laurel, NJ                 234,814        2,103,283        2,338,097
9000 Commerce Parkway                     Mt. Laurel, NJ                 286,587        2,548,016        2,834,603
1000 Briggs Road                          Mt. Laurel, NJ                 288,577        2,814,850        3,103,427
1025 Briggs Road                          Mt. Laurel, NJ                 430,990        4,095,741        4,526,731
1020 Briggs Road                          Mt. Laurel, NJ                 574,983        2,817,038        3,392,021
9 Stow Road                               Marlton, NJ                    654,779        2,032,708        2,687,487
2000 Crawford Place                       Mt. Laurel, NJ                 310,831        4,369,446        4,680,277
1351 Metropolitan Avenue                  West Deptford, NJ              189,465        1,755,427        1,944,892
650 Grove Road                            West Deptford, NJ              267,214        2,680,422        2,947,636
400 Grove Road                            West Deptford, NJ              145,009        1,439,834        1,584,843
5000 Dearborn Court                       Mt. Laurel, NJ               1,057,763        4,313,251        5,371,014
515 Heron Drive                           Bridgeport, NJ                 334,017        2,385,804        2,719,821
500 Sharptown Road                        Bridgeport, NJ                 302,858        2,699,972        3,002,830
625 Heron Drive                           Bridgeport, NJ                 180,226          924,586        1,104,812
605 Heron Drive                           Bridgeport, NJ                 265,381        1,084,374        1,349,755
510 Heron Drive                           Bridgeport, NJ                 790,335        8,158,737        8,949,072
522 Pedricktown Road                      Bridgeport, NJ                 176,309        1,379,844        1,556,153
530 Pedricktown Road                      Bridgeport, NJ                 350,813        1,932,775        2,283,588
540 Pedricktown Road                      Bridgeport, NJ                 531,280        4,373,844        4,905,124
230 High Hill Road                        Bridgeport, NJ               1,418,000        8,868,726       10,286,726
3 Mallard Court                           Bridgeport, NJ                 417,893        2,457,201        2,875,094
730 Cardinal Drive                        Bridgeport, NJ                 576,598        1,826,686        2,403,284
405 Heron Drive                           Bridgeport, NJ               2,167,471       18,372,778       20,540,249
100 Eagle Road                            Bridgeport, NJ                 256,491        1,454,953        1,711,444
250 High Hill Road                        Bridgeport, NJ                 246,478        2,438,300        2,684,778
508 Center Square Road                    Bridgeport, NJ                 453,341        3,459,188        3,912,529
602 Heron Drive                           Bridgeport, NJ                 524,728        2,248,128        2,772,856
300 Eagle Court                           Bridgeport, NJ               1,135,989        1,890,260        3,026,249
500 Center Square Road                    Bridgeport, NJ               1,338,839        6,207,154        7,545,993
1001 Briggs Road                          Mt. Laurel, NJ                 701,705        4,223,877        4,925,582
1960 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,507,017        1,828,716
1970 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,343,192        1,664,891
10000 & 11000 Route 73                    Marlton, NJ                    716,258        3,073,011        3,789,269
800 Arlington Boulevard                   Bridgeport, NJ               1,700,348        6,708,315        8,408,663
1015 Briggs Road                          Mt. Laurel, NJ                 470,658        3,190,789        3,661,447
1655 Valley Center Parkway                Bethlehem, PA                  215,095        1,866,465        2,081,560
6560 Stonegate Drive                      Allentown, PA                  437,122        2,372,378        2,809,500
6370 Hedgewood Drive                      Allentown, PA                  515,707        3,113,754        3,629,461
6390 Hedgewood Drive                      Allentown, PA                  670,819        2,635,982        3,306,801
1495 Valley Center Parkway                Bethlehem, PA                  258,014        3,778,725        4,036,739
6350 Hedgewood Drive                      Allentown, PA                  370,318        3,160,567        3,530,885
6330 Hedgewood Drive                      Allentown, PA                  499,720        4,528,743        5,028,463
1550 Valley Center Parkway                Bethlehem, PA                  188,320        3,192,388        3,380,708
1560 Valley Center Parkway                Bethlehem, PA                  229,301        3,895,181        4,124,482
6580 Snowdrift Road                       Allentown, PA                  367,377        2,624,413        2,991,790
1510 Valley Center Parkway                Bethlehem, PA                  312,873        3,361,075        3,673,948
1530 Valley Center Parkway                Bethlehem, PA                  212,491        2,652,205        2,864,696
6540 Stonegate Drive                      Allentown, PA                  422,730        3,595,981        4,018,711
974 Marcon Boulevard                      Allentown, PA                  144,248        2,192,709        2,336,957
964 Marcon Boulevard                      Allentown, PA                  139,480        1,548,918        1,688,398
764 Roble Road                            Allentown, PA                  141,746          793,490          935,236
3174 Airport Road                         Allentown, PA                   98,986        1,105,397        1,204,383
2196 Avenue C                             Allentown, PA                  107,307        1,214,815        1,322,122
2202 Hanger Place                         Allentown, PA                  138,127        1,316,922        1,455,049
2201 Hanger Place                         Allentown, PA                  129,142        1,434,890        1,564,032
954 Marcon Boulevard                      Allentown, PA                  104,452        1,137,798        1,242,250
57 South Commerce Way                     Allentown, PA                  395,459        2,862,059        3,257,518
754 Roble Road                            Allentown, PA                  163,735        1,849,361        2,013,096
894 Marcon Boulevard                      Allentown, PA                  118,304        1,122,978        1,241,282
744 Roble Road                            Allentown, PA                  161,371        1,933,770        2,095,141
944 Marcon Boulevard                      Allentown, PA                  119,711        1,632,124        1,751,835
1685 Valley Center Parkway                Allentown, PA                  198,482        2,101,841        2,300,323
6520 Stonegate Drive                      Allentown, PA                  948,395        1,347,746        2,296,141
7437 Industrial Boulevard                 Allentown, PA                  726,651        6,436,915        7,163,566
2041 Avenue C                             Allentown, PA                  213,879        1,172,270        1,386,149
2124 Avenue C                             Allentown, PA                  289,529        1,094,772        1,384,301
7339 Industrial Boulevard                 Allentown, PA                1,197,448        5,772,772        6,970,220
7384 Penn Drive                           Allentown, PA                  652,118        2,762,377        3,414,495
7144 Daniels Drive                        Allentown, PA                1,579,169        6,717,244        8,296,413
7620 Cetronia Road                        Allentown, PA                1,093,724        4,219,130        5,312,854
939 Marcon Boulevard                      Allentown, PA                2,220,548        5,267,961        7,488,509
100 Brodhead Road                         Bethlehem, PA                  429,456        3,116,327        3,545,783
1455 Valley Center Parkway                Bethlehem, PA                  545,173        3,767,861        4,313,034
1640 Valley Center Parkway                Bethlehem, PA                  190,728        2,580,591        2,771,319
1650 Valley Center Parkway                Allentown, PA                  188,896        2,384,039        2,572,935
1660 Valley Center Parkway                Bethlehem, PA                  188,721        2,324,014        2,512,735
400 Nestle Way                            Allentown, PA                8,184,096       26,335,396       34,519,492
83 South Commerce Way                     Bethlehem, PA                  212,744        1,113,322        1,326,066
85 South Commerce Way                     Bethlehem, PA                  237,078        1,080,647        1,317,725
87 South Commerce Way                     Bethlehem, PA                  253,886        1,145,138        1,399,024
89 South Commerce Way                     Bethlehem, PA                  367,706        1,749,671        2,117,377

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
7248 Industrial Boulevard                 Allentown, PA                2,719,118       14,042,452       16,761,570
95 Highland Avenue                        Bethlehem, PA                  430,593        3,482,696        3,913,289
236 Brodhead Road                         Bethlehem, PA                  376,962        4,697,544        5,074,506
1525 Valley Center Parkway                Allentown, PA                  804,104        7,124,629        7,928,733
6620 Grant Way                            Allentown, PA                  430,824        1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                4,174,970       16,184,779       20,359,749
7562 Penn Drive                           Allentown, PA                  269,614          926,738        1,196,352
7277 Williams Avenue                      Allentown, PA                  463,123        1,600,677        2,063,800
7355 Williams Avenue                      Allentown, PA                  489,749        1,797,038        2,286,787
794 Roble Boulevard                       Allentown, PA                1,147,541        6,173,594        7,321,135
6923 Schantz Spring Road                  Allentown, PA                1,127,805        3,455,703        4,583,508
2600 Beltline Avenue                      Reading, PA                    558,903        2,252,359        2,811,262
7132 Daniels Drive                        Allentown, PA                1,696,470        7,278,638        8,975,108
3985 Adler Place                          Bethlehem, PA                  705,367        4,390,970        5,096,337
8014 Industrial Boulevard                 Allentown, PA                3,645,117        9,066,372       12,711,489
651 Boulder Drive                         Allentown, PA                4,308,646       13,108,539       17,417,185
7028 Snowdrift Road                       Allentown, PA                  524,390        1,078,701        1,603,091
180 Cochrane Drive                        Annapolis, MD                        -           85,098           85,098
190 Cochrane Drive                        Annapolis, MD                3,752,292       16,285,112       20,037,404
8280 Patuxent Range Drive                 Columbia, MD                   181,601        1,334,693        1,516,294
7178-80 Columbia Gateway                  Columbia, MD                 1,571,105        5,471,385        7,042,490
9770 Patuxent Woods Drive                 Columbia, MD                   341,663        3,046,891        3,388,554
9780 Patuxent Woods Drive                 Columbia, MD                   218,542        1,947,890        2,166,432
9790 Patuxent Woods Drive                 Columbia, MD                   243,791        2,176,630        2,420,421
9810 Patuxent Woods Drive                 Columbia, MD                   266,684        2,376,028        2,642,712
9800 Patuxent Woods Drive                 Columbia, MD                   299,099        2,718,886        3,017,985
9820 Patuxent Woods Drive                 Columbia, MD                   237,779        2,138,031        2,375,810
9830 Patuxent Woods Drive                 Columbia, MD                   296,262        2,705,720        3,001,982
9050 Red Branch Road                      Columbia, MD                   290,950        2,888,306        3,179,256
4606 Richlynn Drive                       Belcamp, MD                    299,600        1,825,969        2,125,569
8945-8975 Guilford Road                   Columbia, MD                 2,427,065        7,702,009       10,129,074
7317 Parkway Drive                        Hanover, MD                  1,104,359        1,963,990        3,068,349
9101,9111,9115 Guilford Road              Columbia, MD                   765,952        3,334,365        4,100,317
9125,9135,9145 Guilford Road              Columbia, MD                   920,439        5,694,524        6,614,963
1751 Bluehills Drive                      Roanoke, VA                  1,063,728        8,602,628        9,666,356
4300 Carolina Avenue                      Richmond, VA                 2,009,136       15,380,083       17,389,219
301 Hill Carter Parkway                   Richmond, VA                   659,456        4,899,214        5,558,670
4001 Carolina Avenue                      Richmond, VA                    29,443          255,527          284,970
5600-5626 Eastport Boulevard              Richmond, VA                   489,941        3,752,729        4,242,670
5650-5674 Eastport Boulevard              Richmond, VA                   644,384        4,168,551        4,812,935
5700 Eastport Boulevard                   Richmond, VA                   408,729        2,740,967        3,149,696
3432 Holland Road                         Virginia Beach, VA             173,527          801,603          975,130
4880 Cox Road                             Glen Allen, VA                 743,898        5,740,637        6,484,535
4101-4127 Carolina Avenue                 Richmond, VA                   310,854        2,373,958        2,684,812
4201-4261 Carolina Avenue                 Richmond, VA                   693,203        5,694,513        6,387,716
4263-4299 Carolina Avenue                 Richmond, VA                   256,203        3,640,349        3,896,552
4301-4335 Carolina Avenue                 Richmond, VA                   223,696        1,759,025        1,982,721
4337-4379 Carolina Avenue                 Richmond, VA                   325,203        3,148,356        3,473,559
4501-4549 Carolina Avenue                 Richmond, VA                   486,166        3,698,130        4,184,296
4551-4593 Carolina Avenue                 Richmond, VA                   474,360        3,613,220        4,087,580
4601-4643 Carolina Avenue                 Richmond, VA                   652,455        5,131,857        5,784,312
4645-4683 Carolina Avenue                 Richmond, VA                   404,616        3,983,550        4,388,166
4447-4491 Carolina Avenue                 Richmond, VA                   454,056        2,824,892        3,278,948
4401-4445 Carolina Avenue                 Richmond, VA                   615,038        4,657,297        5,272,335
12 S. Third Street                        Richmond, VA                    40,539          199,664          240,203
9601 Cosner Drive                         Fredericksburg, VA             476,262        4,065,136        4,541,398
315 Cardiff Valley Road                   Knoxville, TN                  443,305        2,993,390        3,436,695
2300 East Parham Road                     Richmond, VA                   221,947        1,025,269        1,247,216
5601-5659 Eastport Boulevard              Richmond, VA                   720,100        5,078,702        5,798,802
5900 Eastport Boulevard                   Richmond, VA                   687,898        4,945,087        5,632,985
4717-4729 Eubank Road                     Richmond, VA                   452,263        3,440,763        3,893,026
4263F-N Carolina Avenue                   Richmond, VA                    91,599        1,631,525        1,723,124
1821 Battery Dantzler Road                Chester, VA                    392,332        3,065,063        3,457,395
5000 Cox Road                             Glen Allen, VA                 771,029        3,733,164        4,504,193
5500 Cox Road                             Glen Allen, VA                 483,263        2,609,990        3,093,253
510 Eastpark Court                        Richmond, VA                   262,210        2,148,008        2,410,218
520 Eastpark Court                        Richmond, VA                   486,598        4,153,001        4,639,599
13001 Kingston Avenue                     Richmond, VA                   376,701        2,029,222        2,405,923
5701-5799 Eastport Boulevard              Richmond, VA                   700,503        5,309,537        6,010,040
4801 Cox Road                             Glen Allen, VA               1,075,620        8,856,012        9,931,632
600 H P Way                               Richmond, VA                   501,752        6,950,772        7,452,524
500 H P Way                               Richmond, VA                   491,919        5,963,767        6,455,686
701 Liberty Way                           Richmond, VA                 1,182,453        3,967,521        5,149,974
4198 Cox Road                             Glen Allen, VA                 670,292        4,112,018        4,782,310
4510 Cox Road                             Glen Allen, VA               1,010,044        7,403,925        8,413,969
2809 South Lynnhaven Road                 Virginia Beach, VA             953,590        6,602,548        7,556,138
200 Golden Oak Court                      Virginia Beach, VA           1,116,693        7,301,943        8,418,636
208 Golden Oak Court                      Virginia Beach, VA             965,177        6,979,124        7,944,301
1 Enterprise Parkway                      Hampton, VA                    974,675        5,917,673        6,892,348
22 Enterprise Parkway                     Hampton, VA                  1,097,368        7,086,544        8,183,912
530 Eastpark Court                        Richmond, VA                   334,772        2,682,845        3,017,617
484 Viking Drive                          Virginia Beach, VA             891,753        3,743,792        4,635,545
10430 Lakeridge Parkway                   Ashland, VA                    421,267        3,832,114        4,253,381
10456 Lakeridge Parkway                   Ashland, VA                    409,261        3,726,305        4,135,566
3829-3855 Gaskins Road                    Richmond, VA                   364,165        3,270,794        3,634,959

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
629 Phoenix Drive                         Virginia Beach, VA             371,694        2,125,063        2,496,757
11838 Rock Landing Drive                  Newport News, VA               673,942        2,481,944        3,155,886
11844 Rock Landing Drive                  Newport News, VA               326,774        1,484,852        1,811,626
11832 Rock Landing Drive                  Newport News, VA               299,066        1,469,135        1,768,201
11846 Rock Landing Drive                  Newport News, VA               748,582        5,906,573        6,655,155
10800 Nuckols Boulevard                   Richmond, VA                 1,794,162       13,995,767       15,789,929
5700 Cleveland Street                     Virginia Beach, VA             700,564       10,210,519       10,911,083
801 Liberty Way                           Richmond, VA                   780,000        6,019,815        6,799,815
5 Manhattan Square                        Hampton, VA                    212,694        1,557,477        1,770,171
4523 Green Point Drive                    High Point, NC                 223,614        2,398,542        2,622,156
4501 Green Point Drive                    High Point, NC                 320,450        2,281,471        2,601,921
4500 Green Point Drive                    High Point, NC                 231,692        2,110,048        2,341,740
2427 Penny Road                           High Point, NC               1,168,074        6,180,120        7,348,194
4524 Green Point Drive                    High Point, NC                 183,888        2,130,918        2,314,806
4328, 4336 Federal Drive                  High Point, NC                 825,092        7,368,225        8,193,317
200 Centreport Drive                      Greensboro, NC                 332,017        4,118,296        4,450,313
4344 Federal Drive                        High Point, NC                 173,623        2,644,645        2,818,268
202 Centreport Drive                      Greensboro, NC                 549,679        5,755,569        6,305,248
101 Centreport Drive                      Greensboro, NC                 826,237        7,727,514        8,553,751
4000 Piedmont Parkway                     High Point, NC                 597,368        5,223,276        5,820,644
4380 Federal Drive                        High Point, NC                 283,368        2,112,082        2,395,450
4388 Federal Drive                        High Point, NC                 132,655        1,129,542        1,262,197
6532 Judge Adams Road                     Rock Creek, NC                 399,988        3,446,080        3,846,068
6530 Judge Adams Road                     Rock Creek, NC                 335,061        4,428,955        4,764,016
3860 Faber Place                          N. Charleston, SC              796,655        2,107,217        2,903,872
4055 Faber Place                          N. Charleston, SC              882,352        4,937,792        5,820,144
3820 Faber Place                          N. Charleston, SC              506,558        2,626,896        3,133,454
3875 Faber Place                          N. Charleston, SC            1,166,052        5,770,165        6,936,217
150 Ridgeview Center Drive                Duncan, SC                     711,353        8,985,965        9,697,318
1320 Garlington Road                      Greenville, SC                 398,539        1,787,871        2,186,410
420 Park Avenue                           Greenville, SC                 522,548        3,283,633        3,806,181
1 Alliance Drive                          Goose Creek, SC                662,422        2,655,438        3,317,860
4160 Mendenhall Oaks Parkway              High Point, NC                 545,627        2,771,348        3,316,975
4194 Mendenhall Oaks Parkway              High Point, NC                 265,991        2,221,451        2,487,442
4196 Mendenhall Oaks Parkway              High Point, NC                 173,889        2,019,824        2,193,713
4170 Mendenhall Oaks Parkway              High Point, NC                 373,502        1,798,228        2,171,730
4180 Mendenhall Oaks Parkway              High Point, NC                 315,614        1,565,527        1,881,141
4050 Piedmont Parkway                     High Point, NC               2,042,159       16,913,296       18,955,455
One Independence Pointe                   Greenville, SC                 784,617        6,355,254        7,139,871
55 Beattie Place                          Greenville, SC               2,645,238       24,267,767       26,913,005
75 Beattie Place                          Greenville, SC               2,408,577       17,873,998       20,282,575
7736 McCloud Road                         Greensboro, NC                 591,795        6,103,168        6,694,963
15 Brendan Way                            Greenville, SC                 614,192        3,878,515        4,492,707
200 Meeting Street                        Charleston, SC               4,027,428       30,561,141       34,588,569
7500 West 110th Street                    Overland Park, KS            2,380,493        9,783,818       12,164,311
3955 Faber Place                          Charleston, SC                 547,949        6,492,558        7,040,507
4300 Federal Drive                        High Point, NC                 276,038        1,604,281        1,880,319
4135 Mendenall Oaks Parkway               High Point, NC                 500,980        2,235,363        2,736,343
3825 Faber Place                          N. Charleston, SC              249,147        1,087,434        1,336,581
1020 North Point Industrial Boulevard     Hanahan, SC                  1,432,143        8,635,666       10,067,809
1730 Stebbins Drive                       Houston, TX                    144,016          427,823          571,839
5911-5925 Richard Street                  Jacksonville, FL               286,335          497,306          783,641
8383-8385 Baycenter Road                  Jacksonville, FL                65,329          649,383          714,712
8775 Baypine Road                         Jacksonville, FL               913,264        3,136,335        4,049,599
8539 Western Way                          Jacksonville, FL               631,558        2,885,528        3,517,086
6255 Lake Gray Boulevard                  Jacksonville, FL               811,963        3,432,354        4,244,317
6600-6800 Suemac Place                    Jacksonville, FL               216,014        1,896,629        2,112,643
6800-6850 Suemac Place                    Jacksonville, FL               125,576        1,132,203        1,257,779
8665,8667,8669 Baypine Road               Jacksonville, FL             1,023,514        3,957,483        4,980,997
8540 Baycenter Road                       Jacksonville, FL               450,431        1,366,708        1,817,139
1200 Gulf Life Drive                      Jacksonville, FL             1,035,091       20,103,285       21,138,376
8400 Baymeadows Way                       Jacksonville, FL               566,370        2,323,612        2,889,982
8614 Baymeadows Way                       Jacksonville, FL               312,761        1,088,410        1,401,171
5941-5975 Richard Street                  Jacksonville, FL               585,280        1,111,567        1,696,847
7970 Bayberry Road                        Jacksonville, FL               129,979        1,235,513        1,365,492
6000-6030 Bowdendale Avenue               Jacksonville, FL               275,475        1,690,506        1,965,981
7898 Baymeadows Way                       Jacksonville, FL               568,005        1,966,127        2,534,132
5977-6607 Richard Street                  Jacksonville, FL               182,747        1,562,967        1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL               211,449        2,717,747        2,929,196
7954 & 7960 Baymeadows Way                Jacksonville, FL               292,667        2,978,826        3,271,493
8787 Baypine Road                         Jacksonville, FL             2,045,574        5,636,694       37,682,268
7077 Bonneval Road                        Jacksonville, FL               774,020        6,962,745        7,736,765
4190 Belfort Road                         Jacksonville, FL               827,420        7,581,690        8,409,110
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               628,437        4,787,182        5,415,619
7020 AC Skinner Parkway                   Jacksonville, FL               749,811        2,104,232        2,854,043
7022 AC Skinner Parkway                   Jacksonville, FL               853,981        2,962,115        3,816,096
11777 Central Highway                     Jacksonville, FL               192,004        2,255,323        2,447,327
4345 Southpoint Parkway                   Jacksonville, FL               418,093        8,334,179        8,752,272
7016 AC Skinner Parkway                   Jacksonville, FL               602,633        2,320,994        2,923,627
7018 AC Skinner Parkway                   Jacksonville, FL               846,433        4,101,958        4,948,391
7014 AC Skinner Parkway                   Jacksonville, FL               780,486        3,083,491        3,863,977
6620 Southpoint Parkway                   Jacksonville, FL               614,602        4,775,448        5,390,050
7980 Bayberry Road                        Jacksonville, FL               330,726        1,355,877        1,686,603
9600 Satellite Boulevard                  Orlando, FL                    252,850        1,356,297        1,609,147
9700 Satellite Boulevard                  Orlando, FL                    405,362        1,254,084        1,659,446

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
1902 Cypress Lake Drive                   Orlando, FL                    538,512        4,079,546        4,618,058
9550 Satellite Boulevard                  Orlando, FL                    587,319        2,010,357        2,597,676
8250 & 8256 Exchange Place                Orlando, FL                    622,413        2,754,051        3,376,464
6600 Southpoint Parkway                   Jacksonville, FL             1,002,704        4,319,165        5,321,869
6700 Southpoint Parkway                   Jacksonville, FL               624,215        3,485,721        4,109,936
4801 Executive Park Court - 100           Jacksonville, FL               554,542        3,432,537        3,987,079
4801 Executive Park Court - 200           Jacksonville, FL               370,039        1,995,542        2,365,581
4810 Executive Park Court                 Jacksonville, FL               370,039        3,092,977        3,463,016
6602 Executive Park Court - 100           Jacksonville, FL               388,541        2,202,165        2,590,706
6602 Executive Park Court - 200           Jacksonville, FL               296,032        1,599,815        1,895,847
6631 Executive Park Court - 100           Jacksonville, FL               251,627        1,356,885        1,608,512
6631 Executive Park Court - 200           Jacksonville, FL               407,043        2,364,045        2,771,088
4815 Executive Park Court - 100           Jacksonville, FL               366,339        2,046,904        2,413,243
4815 Executive Park Court - 200           Jacksonville, FL               462,549        2,623,954        3,086,503
4825 Executive Park Court                 Jacksonville, FL               601,401        3,247,286        3,848,687
4820 Executive Park Court                 Jacksonville, FL               555,213        3,210,025        3,765,238
10511 & 10611 Satellite Boulevard         Orlando, FL                    522,991        2,771,117        3,294,108
1400-1440 Central Florida Parkway         Orlando, FL                    518,043        2,630,525        3,148,568
6601 Executive Park Circle North          Jacksonville, FL               551,250        3,129,001        3,680,251
1300 Riverplace Boulevard                 Jacksonville, FL             1,804,258        8,420,798       10,225,056
4901 Belfort Road                         Jacksonville, FL               877,964        4,202,594        5,080,558
16445 Air Center Boulevard                Houston, TX                    363,339        2,517,848        2,881,187
16405 Air Center Boulevard                Houston, TX                    438,853        3,122,048        3,560,901
2216 Directors Row                        Orlando, FL                    453,918        2,577,653        3,031,571
7460 Chancellor Drive                     Orlando, FL                    266,555        1,149,201        1,415,756
1901 Summit Tower Boulevard               Maitland, FL                 7,009,165       12,526,610       19,535,775
3701-3727 Vineland Road                   Orlando, FL                    767,929        2,158,607        2,926,536
4899 Belfort Road                         Jacksonville, FL             1,299,201        7,865,694        9,164,895
4905 Belfort Road                         Jacksonville, FL               638,154        3,000,623        3,638,777
16580 Air Center Boulevard                Houston, TX                    289,000        3,547,695        3,836,695
7251 Salisbury Road                       Jacksonville, FL               662,559        2,092,676        2,755,235
7622 Bald Cypress Place                   Tampa, FL                      300,000        1,078,727        1,378,727
10245 Centurion Parkway North             Jacksonville, FL               857,705        3,977,014        4,834,719
1755 Trans Central Drive                  Houston, TX                    293,534        3,046,085        3,339,619
5501-5519 Pioneer Park Boulevard          Tampa, FL                      262,416        1,699,082        1,961,498
5690-5694 Crenshaw Street                 Tampa, FL                      181,923        1,967,900        2,149,823
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      503,767        3,175,265        3,679,032
8401-8408 Benjamin Road                   Tampa, FL                      789,652        4,913,466        5,703,118
3501 Riga Boulevard                       Tampa, FL                      617,289        3,167,344        3,784,633
111 Kelsey Land                           Tampa, FL                      359,540        1,860,719        2,220,259
7930, 8010-20 Woodland Center Boulevard   Tampa, FL                    1,408,478        5,465,227        6,873,705
7920 Woodland Center Boulevard            Tampa, FL                    1,082,648        2,849,780        3,932,428
8154-8198 Woodland Center Boulevard       Tampa, FL                      399,088        2,907,533        3,306,621
8112-42 Woodland Center Boulevard         Tampa, FL                      513,263        3,243,734        3,756,997
8212 Woodland Center Boulevard            Tampa, FL                      820,882        2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                      559,527        4,402,267        4,961,794
7724 Woodland Center Boulevard            Tampa, FL                      235,894        2,087,522        2,323,416
7802-50 Woodland Center Boulevard         Tampa, FL                      506,949        2,392,506        2,899,455
7852-98 Woodland Center Boulevard         Tampa, FL                      506,949        2,305,091        2,812,040
8921 Brittany Way                         Tampa, FL                      254,493        1,892,134        2,146,627
5250 Eagle Trail Drive                    Tampa, FL                      952,860        3,457,917        4,410,777
7725 Woodland Center Boulevard            Tampa, FL                      771,501        3,007,586        3,779,087
8001 Woodland Center Boulevard            Tampa, FL                      438,061        2,152,768        2,590,829
4630 Woodland Corporate Boulevard         Tampa, FL                    1,560,099       11,664,553       13,224,652
701-725 South US Highway 301              Tampa, FL                      661,680        3,099,985        3,761,665
4502 Woodland Corporate Boulevard         Tampa, FL                    1,071,535        2,925,709        3,997,244
9001-9015 Brittany Way                    Tampa, FL                      364,514        1,240,765        1,605,279
4508 Woodland Corporate Boulevard         Tampa, FL                      556,887        3,061,764        3,618,651
1701 Clint Moore Boulevard                Boca Raton, FL               1,430,937        3,096,241        4,527,178
4555 Riverside Drive                      Beach Gardens, FL              806,405        5,798,532        6,604,937
2500 Metrocentre Boulevard                West Palm Beach, FL            238,362        1,593,530        1,831,892
2540 Metrocentre Boulevard                West Palm Beach, FL            165,071        1,318,383        1,483,454
2541 Metrocentre Boulevard                West Palm Beach, FL            145,091        1,079,254        1,224,345
2580 Metrocentre Boulevard                West Palm Beach, FL            256,478        1,674,238        1,930,716
2581 Metrocentre Boulevard                West Palm Beach, FL            189,359        1,396,829        1,586,188
1101 Northpoint Parkway                   West Palm Beach, FL            258,606        1,548,241        1,806,847
3223 Commerce Place                       West Palm Beach, FL            501,843        2,070,981        2,572,824
801 Northpoint Parkway                    West Palm Beach, FL            459,284        2,608,101        3,067,385
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             625,111        4,418,805        5,043,916
6500 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,085,411        3,085,411
6600 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,284,063        3,284,063
1500 SW 5th Court                         Pompano Beach, FL              972,232        3,927,203        4,899,435
1651 SW 5th Court                         Pompano Beach, FL              203,247          833,571        1,036,818
1601 SW 5th Court                         Pompano Beach, FL              203,247          861,598        1,064,845
1501 SW 5th Court                         Pompano Beach, FL              203,247          833,257        1,036,504
1400 SW 6th Court                         Pompano Beach, FL            1,157,049        4,682,057        5,839,106
1405 SW 6th Court                         Pompano Beach, FL              392,138        1,594,001        1,986,139
595 SW 13th Terrace                       Pompano Beach, FL              359,933        1,474,283        1,834,216
601 SW 13th Terrace                       Pompano Beach, FL              164,413          680,559          844,972
605 SW 16th Terrace                       Pompano Beach, FL              310,178        1,239,970        1,550,148
2440-2478 Metrocentre Boulevard           West Palm Beach, FL            470,214        2,162,509        2,632,723
951 Broken Sound Parkway                  Boca Raton, FL               1,426,251        6,243,688        7,669,939
3400 Lakeside Drive                       Miramar, FL                  2,022,153       11,711,215       13,733,368
3450 Lakeside Drive                       Miramar, FL                  2,022,152       11,533,323       13,555,475
3350 SW 148th Avenue                      Miramar, FL                  2,980,689       14,933,985       17,914,674

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
13650 NW 8th Street                       Sunrise, FL                    558,251        2,197,591        2,755,842
13630 NW 8th Street                       Sunrise, FL                    659,825        2,736,985        3,396,810
777 Yamato Road                           Boca Raton, FL               4,501,247       18,178,822       22,680,069
1801 Clint Moore Road                     Boca Raton, FL               1,065,068        4,691,192        5,756,260
6601-6625 W. 78th Street                  Bloomington, MN              2,310,246       38,578,584       40,888,830
2905 Northwest Boulevard                  Plymouth, MN                   516,920        5,140,927        5,657,847
2800 Campus Drive                         Plymouth, MN                   395,366        3,729,373        4,124,739
2955 Xenium Lane                          Plymouth, MN                   151,238        1,625,846        1,777,084
9401-9443 Science Center Drive            New Hope, MN                   510,064        4,025,026        4,535,090
6321-6325 Bury Drive                      Eden Prairie, MN               462,876        4,325,760        4,788,636
7115-7173 Shady Oak Road                  Eden Prairie, MN               454,974        4,496,585        4,951,559
7660-7716 Golden Triangle Drive           Eden Prairie, MN             1,289,215        5,734,774        7,023,989
7400 Flying Cloud Drive                   Eden Prairie, MN               195,982        1,817,445        2,013,427
10301-10305 West 70th Street              Eden Prairie, MN               118,300        1,167,949        1,286,249
10321 West 70th Street                    Eden Prairie, MN               142,399        1,341,407        1,483,806
10333 West 70th Street                    Eden Prairie, MN               108,610        1,026,183        1,134,793
10349-10357 West 70th Street              Eden Prairie, MN               270,584        2,746,668        3,017,252
10365-10375 West 70th Street              Eden Prairie, MN               285,464        2,808,245        3,093,709
10393-10394 West 70th Street              Eden Prairie, MN               264,419        2,675,209        2,939,628
7078 Shady Oak Road                       Eden Prairie, MN               336,481        3,139,939        3,476,420
10400 Viking Drive                        Eden Prairie, MN             2,986,817       21,376,752       24,363,569
5600 & 5610 Rowland Road                  Minnetonka, MN                 829,263        8,096,724        8,925,987
2920 Northwest Boulevard                  Plymouth, MN                   384,235        4,094,866        4,479,101
5400-5500 Feltl Road                      Minnetonka, MN                 883,895        8,768,248        9,652,143
10300 Bren Road                           Minnetonka, MN                 344,614        3,264,667        3,609,281
14630-14650 28th Avenue North             Plymouth, MN                   198,205        1,929,396        2,127,601
7695-7699 Anagram Drive                   Eden Prairie, MN               760,525        3,280,379        4,040,904
7550 Meridian Circle                      Maple Grove, MN                513,250        2,921,065        3,434,315
2800 Northwest Boulevard                  Plymouth, MN                 1,934,438       11,022,359       12,956,797
3255 Neil Armstrong Boulevard             Eagan, MN                    1,131,017        3,377,738        4,508,755
4801 West 81st Street                     Bloomington, MN              1,624,701        2,740,764        4,365,465
8100 Cedar Avenue                         Bloomington, MN                501,313        3,700,697        4,202,010
9600 54th Avenue                          Plymouth, MN                   332,317        3,209,004        3,541,321
7800 Equitable Drive                      Eden Prairie, MN             2,188,525        3,807,690        5,996,215
7905 Fuller Road                          Eden Prairie, MN             1,230,965        4,103,672        5,334,637
9023 Columbine Road                       Eden Prairie, MN             1,956,273        4,626,133        6,582,406
6161 Green Valley Drive                   Bloomington, MN                741,194        4,029,867        4,771,061
4700 Nathan Lane North                    Minneapolis, MN              1,501,308        8,748,052       10,249,360
8967 Columbine Road                       Eden Prairie, MN             1,450,000        3,390,238        4,840,238
14390 Huntington Avenue                   Savage, MN                   1,464,521        6,283,364        7,747,885
550-590 Hale Avenue                       Oakdale, MN                    766,390        3,517,986        4,284,376
7777 Golden Triangle Drive                Eden Prairie, MN               993,101        3,012,772        4,005,873
26911-26957 Northwestern                  Southfield, MI              11,305,263       67,349,949       78,655,212
1650 Research Drive                       Troy, MI                       763,067        7,289,799        8,052,866
1775 Research Drive                       Troy, MI                       331,422        2,835,952        3,167,374
1875 Research Drive                       Troy, MI                       329,863        2,890,488        3,220,351
1850 Research Drive                       Troy, MI                       781,054        7,572,479        8,353,533
1965 Research Drive                       Troy, MI                       419,090        3,680,159        4,099,249
1960 Research Drive                       Troy, MI                       419,146        3,627,852        4,046,998
27260 Haggerty Road                       Farmington Hills, MI           456,877        4,210,271        4,667,148
27200 Haggerty Road                       Farmington Hills, MI           382,754        3,537,330        3,920,084
27280 Haggerty Road                       Farmington Hills, MI           452,860        4,117,913        4,570,773
27220 Haggerty Road                       Farmington Hills, MI           203,064        1,910,766        2,113,830
27240 Haggerty Road                       Farmington Hills, MI           171,518        1,577,475        1,748,993
27300 Haggerty Road                       Farmington Hills, MI           370,378        3,389,143        3,759,521
1101 Allen Drive                          Troy, MI                        98,148          904,144        1,002,292
1151 Allen Drive                          Troy, MI                       164,486        1,688,882        1,853,368
1300 Rankin Street                        Troy, MI                       134,094        1,368,913        1,503,007
1350 Rankin Street                        Troy, MI                       111,779        1,073,815        1,185,594
1376-1400 Rankin Street                   Troy, MI                       134,296        1,300,940        1,435,236
1352-1374 Rankin Street                   Troy, MI                       153,279        1,473,032        1,626,311
1324-1346 Rankin Street                   Troy, MI                       134,094        1,222,308        1,356,402
1301-1307 Rankin Street                   Troy, MI                       111,779        1,062,466        1,174,245
1409 Allen Drive                          Troy, MI                       142,374        1,488,436        1,630,810
1304 E. Maple Road                        Troy, MI                       211,236        2,213,807        2,425,043
1334 Maplelawn Road                       Troy, MI                       124,300        1,143,622        1,267,922
1290 Maplelawn Road                       Troy, MI                        85,325          830,435          915,760
1070 Maplelawn Road                       Troy, MI                        68,563          661,949          730,512
950 Maplelawn Road                        Troy, MI                       252,433        2,289,503        2,541,936
894 Maplelawn Road                        Troy, MI                       181,753        1,649,509        1,831,262
1179 Maplelawn Road                       Troy, MI                        87,849          914,385        1,002,234
1940 Norwood Drive                        Troy, MI                        86,839          825,852          912,691
1311-1331 Maplelawn Road                  Troy, MI                       125,410        1,143,344        1,268,754
2354 Bellingham Street                    Troy, MI                        87,344          807,531          894,875
2360 Bellingham Street                    Troy, MI                        87,344          845,864          933,208
1911 Ring Drive                           Troy, MI                        86,132          852,122          938,254
26442-26450 Haggerty Road                 Farmington Hills, MI           237,691        2,168,282        2,405,973
26500 Haggerty Road                       Farmington Hills, MI           311,097        2,833,476        3,144,573
26650 Haggerty Road                       Farmington Hills, MI           173,170        1,581,123        1,754,293
26700 Haggerty Road                       Farmington Hills, MI           253,341        2,304,386        2,557,727
26750 Haggerty Road                       Farmington Hills, MI           292,720        2,797,499        3,090,219
26800 Haggerty Road                       Farmington Hills, MI           175,492        1,601,626        1,777,118
26842-26850 Haggerty Road                 Farmington Hills, MI           239,609        2,354,088        2,593,697
26600 Haggerty Road                       Farmington Hills, MI           537,693        2,441,279        2,978,972

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
26550 Haggerty Road                       Farmington Hills, MI           535,179        2,413,952        2,949,131
50 West Big Bear Road                     Troy, MI                     2,159,678       19,755,460       21,915,138
100 West Big Bear Road                    Troy, MI                     2,113,006       19,320,724       21,433,730
245 Executive Drive                       Brookfield, WI                 577,067        5,410,267        5,987,334
8301 West Parkland Court                  Milwaukee, WI                  358,442        3,519,777        3,878,219
32991 Hamilton Court                      Farmington Hills, MI         1,065,392        4,607,462        5,672,854
7800 N. 113th Street                      Milwaukee, WI                1,711,964        6,898,944        8,610,908
2475-2479 Elliot Avenue                   Troy, MI                       128,808          531,531          660,339
32661 Edward Avenue                       Madison Heights, MI            378,838        2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI            340,398        1,396,362        1,736,760
32751 Edward Avenue                       Madison Heights, MI            151,410          905,488        1,056,898
32853 Edward Avenue                       Madison Heights, MI            138,121          838,253          976,374
555 East Mandoline Avenue                 Madison Heights, MI            140,862          810,516          951,378
599 East Mandoline Avenue                 Madison Heights, MI            132,164          719,789          851,953
749 East Mandoline Avenue                 Madison Heights, MI            144,658          711,468          856,126
750 East Mandoline Avenue                 Madison Heights, MI            151,458          742,062          893,520
900 East Mandoline Avenue                 Madison Heights, MI            157,729          772,787          930,516
949 East Mandoline Avenue                 Madison Heights, MI            137,049          779,239          916,288
32090 John R. Road                        Madison Heights, MI             70,351          405,861          476,212
31601 Research Park Drive                 Madison Heights, MI            331,179        1,890,599        2,221,778
31651 Research Park Drive                 Madison Heights, MI            194,012        1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI            373,203        1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI            185,845        1,113,364        1,299,209
31751 Research Park Drive                 Madison Heights, MI            194,063        1,302,396        1,496,459
31800 Research Park Drive                 Madison Heights, MI            217,929        1,603,556        1,821,485
800 Tech Row                              Madison Heights, MI            444,977        2,997,755        3,442,732
900 Tech Row                              Madison Heights, MI            155,606          922,149        1,077,755
1000 Tech Row                             Madison Heights, MI            357,897        2,712,929        3,070,826
31771 Sherman Avenue                      Madison Heights, MI            150,944          645,820          796,764
31791 Sherman Avenue                      Madison Heights, MI            105,606          652,218          757,824
31811 Sherman Avenue                      Madison Heights, MI            207,599        1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI            158,483          904,885        1,063,368
31900 Sherman Avenue                      Madison Heights, MI            269,293        1,785,728        2,055,021
800 East Whitcomb Avenue                  Madison Heights, MI            151,704        1,344,254        1,495,958
950 East Whitcomb Avenue                  Madison Heights, MI            113,630        2,170,653        2,284,283
1000 East Whitcomb Avenue                 Madison Heights, MI            113,512        1,065,241        1,178,753
1201 East Whitcomb Avenue                 Madison Heights, MI            302,567        1,215,920        1,518,487
1210 East Whitcomb Avenue                 Madison Heights, MI            121,298          329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI             78,720          406,003          484,723
1280 Kempar Avenue                        Madison Heights, MI            142,305          555,174          697,479
22515 Heslip Drive                        Madison Heights, MI            144,477          375,021          519,498
9801 80th Avenue                          Pleasant Prairie, WI         1,689,726        7,971,493        9,661,219
11950 W. Lake Park Drive                  Milwaukee, WI                  394,938        2,495,696        2,890,634
11400 W. Lake Park Drive                  Milwaukee, WI                  443,101        2,535,704        2,978,805
11425 W. Lake Park Drive                  Milwaukee, WI                  385,305        2,450,084        2,835,389
11301 W. Lake Park Drive                  Milwaukee, WI                  619,465        2,713,670        3,333,135
11900 W. Lake Park Drive                  Milwaukee, WI                  350,628        2,886,153        3,236,781
38100 Ecorse Road                         Romulus, MI                    853,063        7,985,720        8,838,783
16620-16650 W. Bluemound Road             Brookfield, WI                 586,665        4,500,745        5,087,410
1600-1630 E. Big Beaver Road              Troy, MI                     1,458,737        3,000,749        4,459,486
11520 W. Calumet Road                     Milwaukee, WI                  341,698        1,575,855        1,917,553
12100 W. Park Place                       Milwaukee, WI                  532,370        3,310,842        3,843,212
N26 W23445 Paul Road                      Pewaukee, WI                   561,904        1,989,820        2,551,724
11200 W. Plank Court                      Wauwatosa, WI                  330,829        3,245,894        3,576,723
11020 W. Plank Court                      Wauwatosa, WI                  464,246        3,249,962        3,714,208
50 Gibson Drive                           West Malling, UK                     -        3,334,095        3,334,095
2 Kings Hill Avenue                       West Malling, UK             1,019,410        4,052,073        5,071,483
50 Kings Hill Avenue                      West Malling, UK             1,181,936       10,097,705       11,279,641
10 Kings Hill Avenue                      West Malling, UK               893,048        5,224,656        6,117,704
30 Tower View                             West Malling, UK             1,504,860       11,039,426       12,544,286
35 Kings Hill Avenue                      West Malling, UK               737,814        2,666,409        3,404,223
39 Kings Hill Avenue                      West Malling, UK               743,327        2,956,087        3,699,414
18 Kings Hill Avenue                      West Malling, UK             1,243,879        4,553,197        5,797,076
                                                                    ------------   --------------   --------------
Subtotal Operating Real Estate                                      $443,057,470   $2,759,419,709   $3,202,477,179
                                                                    ============   ==============   ==============

DEVELOPMENT IN PROGRESS
11 Great Valley Parkway                   Malvern, PA               $    708,331   $    2,152,940   $    2,861,271
680 Blair Mill Road                       Horsham, PA                  3,980,260        2,620,101        6,600,361
1200 Liberty Ridge Place                  Wayne, PA                    5,223,660        5,568,803       10,792,463
2760 Red Lion Road                        Philadelphia, PA                     -       12,301,367       12,301,367
17000 Commerce Parkway                    Mt. Laurel, NJ                 144,515        2,639,955        2,784,470
705 Boulder Drive                         Allentown, PA                4,486,836       14,747,434       19,234,270
3773 Executive Business Parkway           Upper Saucon Twp, PA           794,403        4,015,623        4,810,026
Main & W. Broad Streets                   Bethlehem, PA                1,099,079        5,544,361        6,643,440
8150 Industrial Boulevard                 Allentown, PA                2,550,281        1,051,521        3,601,802
8250 Industrial Boulevard                 Upper Macungie, PA           1,023,654          705,737        1,729,391
650 Boulder Drive                         Allentown, PA                8,007,901        1,525,338        9,533,239
6200 Old Dobbin Lane                      Columbia, MD                 1,295,000          734,191        2,029,191
6210 Old Dobbin Lane                      Columbia, MD                 1,295,000          597,675        1,892,675
6240 Old Dobbin Lane                      Columbia, MD                 1,295,000          633,597        1,928,597
12730 Kinston Avenue                      Richmond, VA                   631,905        2,766,239        3,398,144

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
DEVELOPMENT IN PROGRESS - Continued
12450 Three Chopt Road                    Richmond, VA                 1,140,647          602,866        1,743,513
1309 Executive Boulevard                  Cheaspeake, VA                 955,374        1,142,212        2,097,586
4183 Eagle Hill Drive                     High Point, NC                 526,266        2,830,787        3,357,053
4189 Eagle Hill Drive                     High Point, NC                 431,106        2,013,538        2,444,644
4020 Meeting Way                          High Point, NC                 378,101        1,004,423        1,382,524
4 Independence Point                      Greenville, SC                 467,438          922,784        1,390,222
5 Independence Point                      Greenville, SC                 467,438          819,952        1,287,390
4230 Faber Place                          Charleston, SC                 231,284          851,504        1,082,788
170 Ridgeview Drive                       Duncan, SC                     228,306        1,047,982        1,276,288
6509 Franz Warner Parkway                 Rock Creek, NC                 360,494           83,521          444,015
2400 South Lake Orange Drive              Orlando, FL                    637,996        2,056,748        2,694,744
4887 Belfort Road                         Jacksonville, FL             1,665,915        4,454,699        6,120,614
6501 Lee Vista Boulevard                  Orlando, FL                    912,039        3,569,498        4,481,537
7255 Salisbury Road                       Jacksonville, FL               680,766        1,053,403        1,734,169
2416 Lake Orange Drive                    Orlando, FL                    700,000          593,410        1,293,410
901-933 US Highway 301S                   Tampa, FL                      846,070        2,395,783        3,241,853
4503 Woodland Corporate Boulevard         Tampa, FL                      619,913          564,861        1,184,774
4505 Woodland Corporate Boulevard         Tampa, FL                      516,594          661,947        1,178,541
4511 Woodland Corporate Boulevard         Tampa, FL                      516,594          696,794        1,213,388
8937 Columbine Road                       Eden Prairie, MN             1,739,966        3,794,568        5,534,534
7615 Smetana Lane                         Eden Prairie, MN             3,000,000        5,914,172        8,914,172
7805 Hudson Road                          Woodbury, MN                 1,381,234        5,264,634        6,645,868
10801 Nesbitt Avenue South                Bloomington, MN                786,382        3,867,466        4,653,848
4600 Nathan Lane                          Plymouth, MN                 1,037,433        1,166,983        2,204,416
8995 Columbine Road                       Eden Prairie, MN             1,974,496        1,315,917        3,290,413
8911 Columbine Road                       Eden Prairie, MN             1,650,882        1,367,010        3,017,892
8855 Columbine Road                       Eden Prairie, MN             2,355,935          864,161        3,220,096
8691 109th Street                         Pleasant Prairie, WI         1,402,582        5,479,551        6,882,133
11414 West Park Place                     Milwaukee, WI                  491,531        7,431,989        7,923,520
2600 Bellingham Drive                     Troy, MI                     1,938,746        2,250,826        4,189,572
2710 Bellingham Drive                     Troy, MI                     1,938,746        2,201,753        4,140,499
38000 Ecourse Road                        Romulus, MI                  1,053,337        9,507,606       10,560,943
6505 Cogswell Road                        Romulus, MI                    784,080          467,664        1,251,744
4 Abbey Wood Road                         West Malling, UK             1,581,511        4,684,819        6,266,330
                                                                    ------------   --------------   --------------
Subtotal Development in Progress                                    $ 67,935,026   $  140,550,712   $  208,485,740
                                                                    ============   ==============   ==============

LAND HELD FOR DEVELOPMENT
Renaissance Park Land                     King of Prussia, PA       $  2,729,560   $       82,445   $    2,812,005
Keystone Park Land                        Bristol, PA                    893,412            2,702          896,114
Peco Lot - PBC                            Horsham, PA                    262,100                -          262,100
Liberty Ridge Land                        Wayne, PA                   10,507,172                -       10,507,172
Northsight Land                           Scottsdale, AZ              10,676,438                -       10,676,438
1710 Arch Street                          Philadelphia, PA             7,847,607                -        7,847,607
1722 Arch Street                          Philadelphia, PA               290,475                -          290,475
JFK & Arch Parking Lots/Land (East)       Philadelphia, PA            14,291,952                -       14,291,952
JFK & Arch Parking Lots/Land (West)       Philadelphia, PA             4,700,222                -        4,700,222
Commodore Business Park                   Bridgeport, NJ               4,349,850          227,701        4,577,551
Marlton Executive Park Land               Marlton, NJ                    905,119                -          905,119
410 Center Square Land                    Bridgeport, NJ                 486,574                -          486,574
800 Arlington Boulevard Expansion Land    Bridgeport, NJ                 773,893                -          773,893
Lehigh Valley Corporate Center Land       Bethlehem, PA                  201,596           29,542          231,138
LVCC Phase 2 Land                         Bethlehem, PA                5,747,025          198,499        5,945,524
1605 Valley Center Parkway                Bethlehem, PA                1,762,793                -        1,762,793
Columbia Crossing Land                    Columbia, MD                 4,653,550                -        4,653,550
6250 Old Dobbin Lane                      Columbia, MD                 1,329,458                -        1,329,458
IRS Distribution Center Land              Richmond, VA                    10,120                -           10,120
Rivers' Bend Land                         Richmond, VA                  (266,653)       6,290,647        6,023,994
Woodlands Center Land                     Richmond, VA                 1,686,394                -        1,686,394
501 H P Way                               Richmond, VA                   650,007                -          650,007
6000-98 Eastport Boulevard                Richmond, VA                 1,628,318                -        1,628,318
Eastport VIII                             Richmond, VA                   386,023                -          386,023
Eastport IX                               Richmond, VA                   214,952                -          214,952
Westmoreland Land                         Virginia Beach, VA             872,320                -          872,320
Westmoreland III Land                     Virginia Beach, VA             774,926                -          774,926
Volvo Center Land                         Chesapeake, VA               3,859,578                -        3,859,578
Mendenhall Land                           High Point, NC               4,298,094           28,985        4,327,079
Independence Pointe Land                  Greenville, SC               1,200,201                -        1,200,201
Executive Park at Faber Place Land        Charleston, SC                 182,979                -          182,979
Southchase Business Park Land             Greenville, SC                  78,432                -           78,432
Woodfield Land                            Greenville, SC                  70,677                -           70,677
Eagle Hill Business Park Land             High Point, NC               2,131,116           20,000        2,151,116
Lakeside I (Mendenhall)                   High Point, NC                 974,719                -          974,719
South Oaks I (Mendenhall)                 High Point, NC                 604,182                -          604,182
Enterprise Park Land                      Jacksonville, FL               476,902                -          476,902
Liberty Business Park Land                Jacksonville, FL               485,397           27,561          512,958
7024 AC Skinner Parkway                   Jacksonville, FL               822,713            1,197          823,910
Silo Bend Land                            Tampa, FL                    3,739,194                -        3,739,194
Exchange Place Land                       Orlando, FL                    202,117                -          202,117
Belfort Road                              Jacksonville, FL               541,679                -          541,679
Butler Plaza Land                         Jacksonville, FL             1,768,779           28,528        1,797,307
Central Green Land                        Houston, TX                  1,802,687                -        1,802,687
South Center Land                         Orlando, FL                  2,563,916                -        2,563,916

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT - Continued
South Center Land                         Orlando, FL                    544,570                -          544,570
Orlando Corporate Center Land             Orlando, FL                    952,277                -          952,277
Salisbury Road Land                       Jacksonville, FL             1,521,921                -        1,521,921
Woodland Corporate Center Land            Tampa, FL                    1,122,381                -        1,122,381
6119 W. Linebaugh Avenue                  Tampa, FL                      184,579                -          184,579
7831-41 Woodland Centr Parkway            Tampa, FL                      202,915           17,651          220,566
Pompano Bus Pk Land-Lots 100,101          Boca Raton, FL                 410,912                -          410,912
Pompano Bus Pk Land-Lots 60, 61@          Boca Raton, FL                 515,869                -          515,869
Boca Colonnade Land - Yamato Road         Boca Raton, FL               4,406,920                -        4,406,920
Klodt Land                                Eden Prairie, MN             3,588,730           73,603        3,662,333
Romulus Land                              Romulus, MI                  1,148,247                -        1,148,247
Big Beaver Airport Land                   Troy, MI                     8,526,430                -        8,526,430
Park Place South Land                     Milwaukee, WI                3,076,044            2,500        3,078,544
                                                                    ------------   --------------   --------------
Subtotal Land Held for Development                                  $130,370,360   $    7,031,561   $  137,401,921
                                                                    ============   ==============   ==============

Total All Properties                                                $641,362,956   $2,907,001,882   $3,548,364,840
                                                                    ============   ==============   ==============

                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                    Malvern, PA              $  1,353,251           1985           40 yrs.
420 Lapp Road                              Malvern, PA                 1,725,145           1989           40 yrs.
747 Dresher Road                           Horsham, PA                 1,114,243           1988           40 yrs.
45-67 Great Valley Parkway                 Malvern, PA                 1,671,994           1974           40 yrs.
40 Valley Stream Parkway                   Malvern, PA                   720,406           1987           40 yrs.
50 Valley Stream Parkway                   Malvern, PA                   767,518           1987           40 yrs.
20 Valley Stream Parkway                   Malvern, PA                 1,715,916           1987           40 yrs.
800 Town Center Drive                      Langhorne, PA               3,160,249           1987           40 yrs.
9, 15, 25 Great Valley Parkway             Malvern, PA                 8,898,259           1986           40 yrs.
257-275 Great Valley Parkway               Malvern, PA                 1,898,080           1983           40 yrs.
300 Technology Drive                       Malvern, PA                   446,304           1985           40 yrs.
277-293 Great Valley Parkway               Malvern, PA                   781,749           1984           40 yrs.
311 Technology Drive                       Malvern, PA                   870,718           1984           40 yrs.
325 Technology Drive                       Malvern, PA                   745,937           1984           40 yrs.
7 Great Valley Parkway                     Malvern, PA                 1,690,407           1985           40 yrs.
55 Valley Stream Parkway                   Malvern, PA                 1,186,163           1983           40 yrs.
65 Valley Stream Parkway                   Malvern, PA                 1,657,618           1983           40 yrs.
508 Lapp Road                              Malvern, PA                   768,506           1984           40 yrs.
10 Valley Stream Parkway                   Malvern, PA                 1,119,106           1984           40 yrs.
333 Phoenixville Pike                      Malvern, PA                 1,113,734           1985           40 yrs.
30 Great Valley Parkway                    Malvern, PA                   227,548           1975           40 yrs.
75 Great Valley Parkway                    Malvern, PA                   204,698           1977           40 yrs.
27-43 Great Valley Parkway                 Malvern, PA                 1,167,289           1977           40 yrs.
77-123 Great Valley Parkway                Malvern, PA                 2,208,032           1978           40 yrs.
260 Great Valley Parkway                   Malvern, PA                   371,832           1979           40 yrs.
256 Great Valley Parkway                   Malvern, PA                   863,190           1980           40 yrs.
205 Great Valley Parkway                   Malvern, PA                 4,552,176           1981           40 yrs.
12,14,16 Great Valley Parkway              Malvern, PA                   551,931           1982           40 yrs.
155 Great Valley Parkway                   Malvern, PA                   995,479           1981           40 yrs.
333 Technology Drive                       Malvern, PA                 1,238,264           1987           40 yrs.
510 Lapp Road                              Malvern, PA                   397,847           1983           40 yrs.
181 Wheeler Court                          Langhorne, PA                 356,740           1979           40 yrs.
1100 Wheeler Way                           Langhorne, PA                 191,070           1979           40 yrs.
60 Morehall Road                           Malvern, PA                 2,636,658           1989           40 yrs.
905 Airport Road                           West Chester, PA              965,050           1988           40 yrs.
1 Country View Road                        Malvern, PA                   632,472           1982           40 yrs.
2151 Cabot Boulevard                       Langhorne, PA                 569,272           1982           40 yrs.
170 South Warner Road                      King of Prussia, PA         1,566,962           1980           40 yrs.
190 South Warner Road                      King of Prussia, PA           947,711           1980           40 yrs.
507 Prudential Road                        Horsham, PA                   903,276           1988           40 yrs.
100 Witmer Road                            Horsham, PA                 1,158,693           1996           40 yrs.
3100 Horizon Drive                         King of Prussia, PA           325,087           1995           40 yrs.
3300 Horizon Drive                         King of Prussia, PA           422,002           1996           40 yrs.
3500 Horizon Drive                         King of Prussia, PA           304,536           1996           40 yrs.
200 Chesterfield Parkway                   Malvern, PA                 1,429,479           1989           40 yrs.
767 Electronic Drive                       Horsham, PA                   664,562           1996           40 yrs.
132 Welsh Road                             Horsham, PA                   375,519           1998           40 yrs.
5 Country View Road                        Malvern, PA                   662,969           1985           40 yrs.
3200 Horizon Drive                         King of Prussia, PA           636,262           1996           40 yrs.
3000 Horizon Drive                         King of Prussia, PA           177,703           1997           40 yrs.
111-195 Witmer Road                        Horsham, PA                   372,303           1996           40 yrs.
300 Welsh Road - Bldg. #3                  Horsham, PA                   198,240           1983           40 yrs.
300 Welsh Road - Bldg. #4                  Horsham, PA                   456,432           1983           40 yrs.
8801 Tinicum Boulevard                     Philadelphia, PA            3,474,333           1997           40 yrs.
440 East Swedesford Road                   King of Prussia, PA         1,170,511           1988           40 yrs.
460 East Swedesford Road                   King of Prussia, PA           731,137           1988           40 yrs.
50 Morehall Road                           Malvern, PA                 1,573,700           1997           40 yrs.
2 Walnut Grove Drive                       Horsham, PA                 1,127,684           1989           40 yrs.
5 Walnut Grove Drive                       Horsham, PA                   164,046           2000           40 yrs.
200 Gibraltar Road                         Horsham, PA                   736,548           1990           40 yrs.
220 Gibraltar Road                         Horsham, PA                   575,772           1998           40 yrs.
240 Gibraltar Road                         Horsham, PA                   575,271           1990           40 yrs.
151 South Warner Road                      King of Prussia, PA           707,204           1980           40 yrs.
1 Walnut Grove Drive                       Horsham, PA                   988,637           1986           40 yrs.
3604 Horizon Drive                         King of Prussia, PA           324,077           1998           40 yrs.
3606 Horizon Drive                         King of Prussia, PA           278,651           1997           40 yrs.
650 Swedesford Road                        King of Prussia, PA         1,991,268           1971           40 yrs.
680 Swedesford Road                        King of Prussia, PA         2,010,390           1971           40 yrs.
761 Fifth Avenue                           King of Prussia, PA           215,872           1977           40 yrs.
771 Fifth Avenue                           King of Prussia, PA           134,211           1977           40 yrs.
1 Great Valley Parkway                     Malvern, PA                   404,643           1982           40 yrs.
5 Great Valley Parkway                     Malvern, PA                   608,723           1983           40 yrs.
311 Sinclair Road                          Bristol, PA                   119,487           1997           40 yrs.
1001 Cedar Hollow Road                     Malvern, PA                 1,428,168           1997           40 yrs.
3 Country View Road                        Malvern, PA                   289,415           1998           40 yrs.
425 Technology Drive                       Malvern, PA                   263,150           1998           40 yrs.
375 Technology Drive                       Malvern, PA                   169,419           1998           40 yrs.
45 Liberty Boulevard                       Malvern, PA                   938,067           1999           40 yrs.
100 Chesterfield Parkway                   Malvern, PA                   679,340           1998           40 yrs.
181-187 Gibraltar Road                     Horsham, PA                   349,023           1982           40 yrs.
104 Rock Road                              Horsham, PA                   231,636           1974           40 yrs.
123-135 Rock Road                          Horsham, PA                   325,462           1975           40 yrs.
111-159 Gibraltar Road                     Horsham, PA                   367,320           1981           40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
161-175 Gibraltar Road                     Horsham, PA                   243,563           1976           40 yrs.
103-109 Gibraltar Road                     Horsham, PA                   263,404           1978           40 yrs.
261-283 Gibraltar Road                     Horsham, PA                   318,597           1978           40 yrs.
210-223 Witmer Road                        Horsham, PA                   285,139           1972           40 yrs.
231-237 Gibraltar Road                     Horsham, PA                   385,786           1981           40 yrs.
100 Gibraltar Road                         Horsham, PA                    27,509           1975           40 yrs.
101 Gibraltar Road                         Horsham, PA                   471,416           1977           40 yrs.
506 Prudential Road                        Horsham, PA                   120,411           1973           40 yrs.
113-123 Rock Road                          Horsham, PA                   245,601           1975           40 yrs.
101-111 Rock Road                          Horsham, PA                   271,492           1975           40 yrs.
120 Gibraltar Road                         Horsham, PA                   415,209           1980           40 yrs.
110 Gibraltar Road                         Horsham, PA                   471,628           1979           40 yrs.
100-107 Lakeside Drive                     Horsham, PA                   260,382           1982           40 yrs.
200-264 Lakeside Drive                     Horsham, PA                   548,978           1982           40 yrs.
300-309 Lakeside Drive                     Horsham, PA                   356,270           1982           40 yrs.
400-445 Lakeside Drive                     Horsham, PA                   751,897           1981           40 yrs.
104 Witmer Road                            Horsham, PA                   166,413           1997           40 yrs.
201 Gibraltar Road                         Horsham, PA                   294,669           1983           40 yrs.
3600 Horizon Drive                         King of Prussia, PA           145,338           1989           40 yrs.
3602 Horizon Drive                         King of Prussia, PA           173,321           1989           40 yrs.
3 Franklin Plaza                           Philadelphia, PA            1,074,218           1999           40 yrs.
400-500 Brandywine Parkway                 West Chester, PA              566,943           1988           40 yrs.
600 Brandywine Parkway                     West Chester, PA              426,491           1988           40 yrs.
2700 Horizon Drive                         King of Prussia, PA           314,460           1998           40 yrs.
2900 Horizon Drive                         King of Prussia, PA           253,290           1998           40 yrs.
2500 Renaissance Boulevard                 King of Prussia, PA           190,458           1999           40 yrs.
2300 Renaissance Boulevard                 King of Prussia, PA           158,727           1999           40 yrs.
719 Dresher Road                           Horsham, PA                   212,992           1998           40 yrs.
2100 Renaissance Boulevard                 King of Prussia, PA           553,647           1999           40 yrs.
4 Walnut Grove                             Horsham, PA                   304,523           1999           40 yrs.
2250 Hickory Road                          Plymouth Meeting, PA          724,519           1998           40 yrs.
3400 Horizon Drive                         King of Prussia, PA           288,569           1998           40 yrs.
One Ridgewood Place                        Downingtown, PA               155,006           1998           40 yrs.
300 Welsh Road                             Horsham, PA                   203,674           1998           40 yrs.
600 Chesterfield Parkway                   Malvern, PA                   516,551           1999           40 yrs.
700 Chesterfield Parkway                   Malvern, PA                   512,120           1999           40 yrs.
6 Terry Drive                              Newtown, PA                   126,081           1998           40 yrs.
2520 Renaissance Boulevard                 King of Prussia, PA           208,154           1999           40 yrs.
18 Great Valley Parkway                    Malvern, PA                   192,049           1999           40 yrs.
700 Dresher Road                           Horsham, PA                   393,587           1999           40 yrs.
2201 Renaissance Boulevard                 King of Prussia, PA           310,997           2000           40 yrs.
2540 Renaissance Boulevard                 King of Prussia, PA            32,311           2000           40 yrs.
2560 Renaissance Boulevard                 King of Prussia, PA            83,057           2000           40 yrs.
1501-1513 Grundy's Lane                    Bristol, PA                     4,764           2000           40 yrs.
825 Duportail Road                         Wayne, PA                     346,198           2000           40 yrs.
200 Precision Drive                        Horsham, PA                    79,358           2000           40 yrs.
40 Liberty Boulevard                       Malvern, PA                    81,465           2000           40 yrs.
14 Lee Boulevard                           Malvern, PA                 1,577,461           1988           40 yrs.
500 Chesterfield Parkway                   Malvern, PA                   904,919           1988           40 yrs.
300-400 Chesterfield Parkway               Malvern, PA                 1,353,476           1988           40 yrs.
150 Mid-Atlantic Parkway                   West Deptford, NJ             249,448           1973           40 yrs.
1370 Imperial Way                          West Deptford, NJ             720,102           1978           40 yrs.
8 Stow Road                                Marlton, NJ                   347,556           1988           40 yrs.
10 Stow Road                               Marlton, NJ                   264,186           1988           40 yrs.
12 Stow Road                               Marlton, NJ                   276,452           1988           40 yrs.
14 Stow Road                               Marlton, NJ                   274,704           1988           40 yrs.
1300 Metropolitan Avenue                   West Deptford, NJ             315,119           1972           40 yrs.
701A Route 73 South                        Marlton, NJ                 1,398,587           1987           40 yrs.
701C Route 73 South                        Marlton, NJ                   348,247           1987           40 yrs.
1008 Astoria Boulevard                     Cherry Hill, NJ               223,355           1973           40 yrs.
1475 Imperial Way                          West Deptford, NJ             167,166           1976           40 yrs.
3000 Atrium Way                            Mt. Laurel, NJ              2,084,023           1987           40 yrs.
750 Cardinal Drive                         Pureland, NJ                  370,927           1989           40 yrs.
11000, 15000 Commerce Parkway              Mt. Laurel, NJ                984,686           1985           40 yrs.
12000, 14000 Commerce Parkway              Mt. Laurel, NJ                546,722           1985           40 yrs.
16000, 18000 Commerce Parkway              Mt. Laurel, NJ                567,751           1985           40 yrs.
400 Lippincott Drive                       Marlton, NJ                   141,492           1999           40 yrs.
406 Lippincott Drive                       Marlton, NJ                   501,647           1990           40 yrs.
234 High Hill Road                         Bridgeport, NJ                314,995           1987           40 yrs.
101 Arlington Boulevard                    Bridgeport, NJ                485,715           1996           40 yrs.
100 Berkeley Drive                         Bridgeport, NJ                261,484           1990           40 yrs.
301 Lippincott Drive                       Marlton, NJ                   750,412           1988           40 yrs.
303 Lippincott Drive                       Marlton, NJ                   748,394           1988           40 yrs.
510-512 Sharptown Road                     Bridgeport, NJ                145,163           1984           40 yrs.
901 Route 73                               Marlton, NJ                   340,065           1985           40 yrs.
1300 Route 73 North                        Marlton, NJ                   549,508           1988           40 yrs.
512 Sharptown Road                         Bridgeport, NJ                195,439           1984           40 yrs.
201 Berkeley Drive                         Bridgeport, NJ                249,308           1999           40 yrs.
404 Lippincott Drive                       Marlton, NJ                   241,628           1997           40 yrs.
104 Gaither Drive                          Mt. Laurel, NJ                138,348           1975           40 yrs.
402 Lippincott Drive                       Marlton, NJ                   197,727           1997           40 yrs.
300 Commodore Drive                        Bridgeport, NJ                400,377           1999           40 yrs.
3000 Lincoln Drive                         Mt. Laurel, NJ                505,574           1983           40 yrs.
6000 Commerce Parkway                      Mt. Laurel, NJ                244,033           1985           40 yrs.
7000 Commerce Parkway                      Mr. Laurel, NJ                240,361           1984           40 yrs.
8000 Commerce Parkway                      Mt. Laurel, NJ                187,653           1983           40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
9000 Commerce Parkway                      Mt. Laurel, NJ                227,035           1983           40 yrs.
1000 Briggs Road                           Mt. Laurel, NJ                255,503           1986           40 yrs.
1025 Briggs Road                           Mt. Laurel, NJ                373,619           1987           40 yrs.
1020 Briggs Road                           Mt. Laurel, NJ                174,067           1999           40 yrs.
9 Stow Road                                Marlton, NJ                   214,895           1998           40 yrs.
2000 Crawford Place                        Mt. Laurel, NJ                508,443           1986           40 yrs.
1351 Metropolitan Avenue                   West Deptford, NJ             142,565           1986           40 yrs.
650 Grove Road                             West Deptford, NJ             246,858           1986           40 yrs.
400 Grove Road                             West Deptford, NJ             134,002           1986           40 yrs.
5000 Dearborn Court                        Mt. Laurel, NJ                309,249           1998           40 yrs.
515 Heron Drive                            Bridgeport, NJ                163,127           1998           40 yrs.
500 Sharptown Road                         Bridgeport, NJ                162,609           1998           40 yrs.
625 Heron Drive                            Bridgeport, NJ                 63,222           1998           40 yrs.
605 Heron Drive                            Bridgeport, NJ                 73,459           1998           40 yrs.
510 Heron Drive                            Bridgeport, NJ                561,848           1998           40 yrs.
522 Pedricktown Road                       Bridgeport, NJ                 94,493           1998           40 yrs.
530 Pedricktown Road                       Bridgeport, NJ                132,412           1998           40 yrs.
540 Pedricktown Road                       Bridgeport, NJ                318,162           1998           40 yrs.
230 High Hill Road                         Bridgeport, NJ                609,488           1998           40 yrs.
3 Mallard Court                            Bridgeport, NJ                168,672           1998           40 yrs.
730 Cardinal Drive                         Bridgeport, NJ                125,750           1998           40 yrs.
405 Heron Drive                            Bridgeport, NJ              1,248,252           1998           40 yrs.
100 Eagle Road                             Bridgeport, NJ                 99,616           1998           40 yrs.
250 High Hill Road                         Bridgeport, NJ                274,198           1998           40 yrs.
508 Center Square Road                     Bridgeport, NJ                238,033           1998           40 yrs.
602 Heron Drive                            Bridgeport, NJ                154,309           1998           40 yrs.
300 Eagle Court                            Bridgeport, NJ                129,759           1998           40 yrs.
500 Center Square Road                     Bridgeport, NJ                427,769           1998           40 yrs.
1001 Briggs Road                           Mt. Laurel, NJ                305,851           1998           40 yrs.
1960 Cuthbert Boulevard                    Cherry Hill, NJ               104,667           1998           40 yrs.
1970 Cuthbert Boulevard                    Cherry Hill, NJ                82,353           1998           40 yrs.
10000 & 11000 Route 73                     Marlton, NJ                   262,758           1998           40 yrs.
800 Arlington Boulevard                    Bridgeport, NJ                337,479           1999           40 yrs.
1015 Briggs Road                           Mt. Laurel, NJ                 42,842           2000           40 yrs.
1655 Valley Center Parkway                 Bethlehem, PA                 439,138           1993           40 yrs.
6560 Stonegate Drive                       Allentown, PA                 652,381           1989           40 yrs.
6370 Hedgewood Drive                       Allentown, PA                 744,345           1990           40 yrs.
6390 Hedgewood Drive                       Allentown, PA                 765,855           1990           40 yrs.
1495 Valley Center Parkway                 Bethlehem, PA                 885,219           1990           40 yrs.
6350 Hedgewood Drive                       Allentown, PA                 854,332           1989           40 yrs.
6330 Hedgewood Drive                       Allentown, PA               1,420,853           1988           40 yrs.
1550 Valley Center Parkway                 Bethlehem, PA                 834,929           1988           40 yrs.
1560 Valley Center Parkway                 Bethlehem, PA               1,075,195           1988           40 yrs.
6580 Snowdrift Road                        Allentown, PA                 764,805           1988           40 yrs.
1510 Valley Center Parkway                 Bethlehem, PA               1,019,128           1988           40 yrs.
1530 Valley Center Parkway                 Bethlehem, PA                 739,836           1988           40 yrs.
6540 Stonegate Drive                       Allentown, PA               1,067,134           1988           40 yrs.
974 Marcon Boulevard                       Allentown, PA                 746,753           1987           40 yrs.
964 Marcon Boulevard                       Allentown, PA                 611,580           1985           40 yrs.
764 Roble Road                             Allentown, PA                 287,843           1985           40 yrs.
3174 Airport Road                          Allentown, PA                 514,308           1979           40 yrs.
2196 Avenue C                              Allentown, PA                 497,877           1980           40 yrs.
2202 Hanger Place                          Allentown, PA                 584,902           1981           40 yrs.
2201 Hanger Place                          Allentown, PA                 612,308           1987           40 yrs.
954 Marcon Boulevard                       Allentown, PA                 416,535           1981           40 yrs.
57 South Commerce Way                      Allentown, PA                 477,533           1986           40 yrs.
754 Roble Road                             Allentown, PA                 317,375           1986           40 yrs.
894 Marcon Boulevard                       Allentown, PA                 183,257           1986           40 yrs.
744 Roble Road                             Allentown, PA                 329,985           1986           40 yrs.
944 Marcon Boulevard                       Allentown, PA                 284,956           1986           40 yrs.
1685 Valley Center Parkway                 Allentown, PA                 314,266           1996           40 yrs.
6520 Stonegate Drive                       Allentown, PA                 259,017           1996           40 yrs.
7437 Industrial Boulevard                  Allentown, PA               1,182,011           1976           40 yrs.
2041 Avenue C                              Allentown, PA                 176,839           1990           40 yrs.
2124 Avenue C                              Allentown, PA                 155,523           1990           40 yrs.
7339 Industrial Boulevard                  Allentown, PA                 642,674           1996           40 yrs.
7384 Penn Drive                            Allentown, PA                 411,341           1988           40 yrs.
7144 Daniels Drive                         Allentown, PA                 822,175           1975           40 yrs.
7620 Cetronia Road                         Allentown, PA                 637,088           1990           40 yrs.
939 Marcon Boulevard                       Allentown, PA                 719,931           1980           40 yrs.
100 Brodhead Road                          Bethlehem, PA                 430,541           1990           40 yrs.
1455 Valley Center Parkway                 Bethlehem, PA                 651,743           1997           40 yrs.
1640 Valley Center Parkway                 Bethlehem, PA                 479,165           1996           40 yrs.
1650 Valley Center Parkway                 Allentown, PA                 409,624           1997           40 yrs.
1660 Valley Center Parkway                 Bethlehem, PA                 255,117           1998           40 yrs.
400 Nestle Way                             Allentown, PA               2,801,524           1997           40 yrs.
83 South Commerce Way                      Bethlehem, PA                 153,829           1989           40 yrs.
85 South Commerce Way                      Bethlehem, PA                 122,458           1989           40 yrs.
87 South Commerce Way                      Bethlehem, PA                 128,964           1989           40 yrs.
89 South Commerce Way                      Bethlehem, PA                 212,728           1998           40 yrs.
7248 Industrial Boulevard                  Allentown, PA               1,540,407           1988           40 yrs.
95 Highland Avenue                         Bethlehem, PA                 322,297           1985           40 yrs.
236 Brodhead Road                          Bethlehem, PA                 447,850           1994           40 yrs.
1525 Valley Center Parkway                 Allentown, PA                 471,808           1999           40 yrs.
6620 Grant Way                             Allentown, PA                 176,355           1989           40 yrs.
700 Nestle Way                             Allentown, PA               1,166,964           1998           40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
7562 Penn Drive                            Allentown, PA                  72,525           1989           40 yrs.
7277 Williams Avenue                       Allentown, PA                 128,771           1989           40 yrs.
7355 Williams Avenue                       Allentown, PA                 128,026           1998           40 yrs.
794 Roble Boulevard                        Allentown, PA                 432,456           1998           40 yrs.
6923 Schantz Spring Road                   Allentown, PA                 239,422           1998           40 yrs.
2600 Beltline Avenue                       Reading, PA                   159,314           1998           40 yrs.
7132 Daniels Drive                         Allentown, PA                 445,110           1998           40 yrs.
3985 Adler Place                           Bethlehem, PA                 267,971           1998           40 yrs.
8014 Industrial Boulevard                  Allentown, PA                 358,557           1999           40 yrs.
651 Boulder Drive                          Allentown, PA                 323,741           2000           40 yrs.
7028 Snowdrift Road                        Allentown, PA                  14,674           2000           40 yrs.
180 Cochrane Drive                         Annapolis, MD                 279,097           1988           40 yrs.
190 Cochrane Drive                         Annapolis, MD               4,299,764           1988           40 yrs.
8280 Patuxent Range Drive                  Columbia, MD                  647,452           1978           40 yrs.
7178-80 Columbia Gateway                   Columbia, MD                1,007,158           1987           40 yrs.
9770 Patuxent Woods Drive                  Columbia, MD                  279,546           1986           40 yrs.
9780 Patuxent Woods Drive                  Columbia, MD                  178,810           1986           40 yrs.
9790 Patuxent Woods Drive                  Columbia, MD                  199,681           1986           40 yrs.
9810 Patuxent Woods Drive                  Columbia, MD                  218,303           1986           40 yrs.
9800 Patuxent Woods Drive                  Columbia, MD                  262,170           1988           40 yrs.
9820 Patuxent Woods Drive                  Columbia, MD                  200,816           1988           40 yrs.
9830 Patuxent Woods Drive                  Columbia, MD                  242,500           1986           40 yrs.
9050 Red Branch Road                       Columbia, MD                  237,589           1972           40 yrs.
4606 Richlynn Drive                        Belcamp, MD                   121,708           1998           40 yrs.
8945-8975 Guilford Road                    Columbia, MD                  476,931           1998           40 yrs.
7317 Parkway Drive                         Hanover, MD                   102,146           1998           40 yrs.
9101,9111,9115 Guilford Road               Columbia, MD                1,303,433           1984           40 yrs.
9125,9135,9145 Guilford Road               Columbia, MD                2,110,362           1983           40 yrs.
1751 Bluehills Drive                       Roanoke, VA                 1,223,419           1991           40 yrs.
4300 Carolina Avenue                       Richmond, VA                2,197,239           1985           40 yrs.
301 Hill Carter Parkway                    Richmond, VA                  705,114           1989           40 yrs.
4001 Carolina Avenue                       Richmond, VA                   46,562           1935           40 yrs.
5600-5626 Eastport Boulevard               Richmond, VA                  569,997           1989           40 yrs.
5650-5674 Eastport Boulevard               Richmond, VA                  661,530           1990           40 yrs.
5700 Eastport Boulevard                    Richmond, VA                  400,607           1990           40 yrs.
3432 Holland Road                          Virginia Beach, VA            115,261           1989           40 yrs.
4880 Cox Road                              Glen Allen, VA                349,267           1995           40 yrs.
4101-4127 Carolina Avenue                  Richmond, VA                  334,489           1973           40 yrs.
4201-4261 Carolina Avenue                  Richmond, VA                  786,618           1975           40 yrs.
4263-4299 Carolina Avenue                  Richmond, VA                  439,327           1976           40 yrs.
4301-4335 Carolina Avenue                  Richmond, VA                  248,718           1978           40 yrs.
4337-4379 Carolina Avenue                  Richmond, VA                  506,535           1979           40 yrs.
4501-4549 Carolina Avenue                  Richmond, VA                  532,193           1981           40 yrs.
4551-4593 Carolina Avenue                  Richmond, VA                  531,657           1982           40 yrs.
4601-4643 Carolina Avenue                  Richmond, VA                  803,436           1985           40 yrs.
4645-4683 Carolina Avenue                  Richmond, VA                1,180,291           1985           40 yrs.
4447-4491 Carolina Avenue                  Richmond, VA                  414,605           1987           40 yrs.
4401-4445 Carolina Avenue                  Richmond, VA                  659,629           1988           40 yrs.
12 S. Third Street                         Richmond, VA                   27,356           1900           40 yrs.
9601 Cosner Drive                          Fredericksburg, VA            562,794           1995           40 yrs.
315 Cardiff Valley Road                    Knoxville, TN                 437,123           1994           40 yrs.
2300 East Parham Road                      Richmond, VA                  147,422           1988           40 yrs.
5601-5659 Eastport Boulevard               Richmond, VA                  784,110           1996           40 yrs.
5900 Eastport Boulevard                    Richmond, VA                  429,978           1997           40 yrs.
4717-4729 Eubank Road                      Richmond, VA                  452,831           1978           40 yrs.
4263F-N Carolina Avenue                    Richmond, VA                  192,021           1975           40 yrs.
1821 Battery Dantzler Road                 Chester, VA                   324,085           1990           40 yrs.
5000 Cox Road                              Glen Allen, VA                395,106           1990           40 yrs.
5500 Cox Road                              Glen Allen, VA                191,603           1999           40 yrs.
510 Eastpark Court                         Richmond, VA                  228,340           1989           40 yrs.
520 Eastpark Court                         Richmond, VA                  444,218           1989           40 yrs.
13001 Kingston Avenue                      Richmond, VA                  180,969           1997           40 yrs.
5701-5799 Eastport Boulevard               Richmond, VA                  440,431           1998           40 yrs.
4801 Cox Road                              Glen Allen, VA                577,425           1998           40 yrs.
600 H P Way                                Richmond, VA                  441,054           1997           40 yrs.
500 H P Way                                Richmond, VA                  337,583           1997           40 yrs.
701 Liberty Way                            Richmond, VA                  239,712           1999           40 yrs.
4198 Cox Road                              Glen Allen, VA                381,170           1984           40 yrs.
4510 Cox Road                              Glen Allen, VA                643,721           1990           40 yrs.
2809 South Lynnhaven Road                  Virginia Beach, VA            507,500           1987           40 yrs.
200 Golden Oak Court                       Virginia Beach, VA            551,554           1988           40 yrs.
208 Golden Oak Court                       Virginia Beach, VA            531,467           1989           40 yrs.
1 Enterprise Parkway                       Hampton, VA                   501,448           1987           40 yrs.
22 Enterprise Parkway                      Hampton, VA                   555,063           1990           40 yrs.
530 Eastpark Court                         Richmond, VA                  312,842           1997           40 yrs.
484 Viking Drive                           Virginia Beach, VA            289,724           1998           40 yrs.
10430 Lakeridge Parkway                    Ashland, VA                   278,907           1998           40 yrs.
10456 Lakeridge Parkway                    Ashland, VA                   273,821           1998           40 yrs.
3829-3855 Gaskins Road                     Richmond, VA                  231,598           1998           40 yrs.
629 Phoenix Drive                          Virginia Beach, VA            145,914           1998           40 yrs.
11838 Rock Landing Drive                   Newport News, VA              182,069           1998           40 yrs.
11844 Rock Landing Drive                   Newport News, VA              103,580           1998           40 yrs.
11832 Rock Landing Drive                   Newport News, VA               79,261           1998           40 yrs.
11846 Rock Landing Drive                   Newport News, VA              308,278           1989           40 yrs.
10800 Nuckols Boulevard                    Richmond, VA                  322,505           2000           40 yrs.
5700 Cleveland Street                      Virginia Beach, VA            672,930           1998           40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
801 Liberty Way                            Richmond, VA                  236,813           1999           40 yrs.
5 Manhattan Square                         Hampton, VA                    49,209           1999           40 yrs.
4523 Green Point Drive                     High Point, NC                573,526           1988           40 yrs.
4501 Green Point Drive                     High Point, NC                580,033           1989           40 yrs.
4500 Green Point Drive                     High Point, NC                612,524           1989           40 yrs.
2427 Penny Road                            High Point, NC              1,536,191           1990           40 yrs.
4524 Green Point Drive                     High Point, NC                582,660           1989           40 yrs.
4328, 4336 Federal Drive                   High Point, NC              1,618,524           1995           40 yrs.
200 Centreport Drive                       Greensboro, NC                642,893           1986           40 yrs.
4344 Federal Drive                         High Point, NC                372,412           1996           40 yrs.
202 Centreport Drive                       Greensboro, NC                746,468           1990           40 yrs.
101 Centreport Drive                       Greensboro, NC                573,805           1996           40 yrs.
4000 Piedmont Parkway                      High Point, NC                683,308           1995           40 yrs.
4380 Federal Drive                         High Point, NC                329,427           1997           40 yrs.
4388 Federal Drive                         High Point, NC                166,132           1997           40 yrs.
6532 Judge Adams Road                      Rock Creek, NC                299,588           1997           40 yrs.
6530 Judge Adams Road                      Rock Creek, NC                216,489           1999           40 yrs.
3860 Faber Place                           N. Charleston, SC             208,108           1995           40 yrs.
4055 Faber Place                           N. Charleston, SC             481,395           1989           40 yrs.
3820 Faber Place                           N. Charleston, SC             316,588           1993           40 yrs.
3875 Faber Place                           N. Charleston, SC             453,227           1998           40 yrs.
150 Ridgeview Center Drive                 Duncan, SC                    812,562           1984           40 yrs.
1320 Garlington Road                       Greenville, SC                186,231           1986           40 yrs.
420 Park Avenue                            Greenville, SC                405,391           1986           40 yrs.
1 Alliance Drive                           Goose Creek, SC               143,483           1998           40 yrs.
4160 Mendenhall Oaks Parkway               High Point, NC                183,903           1998           40 yrs.
4194 Mendenhall Oaks Parkway               High Point, NC                184,187           1999           40 yrs.
4196 Mendenhall Oaks Parkway               High Point, NC                222,570           1999           40 yrs.
4170 Mendenhall Oaks Parkway               High Point, NC                112,974           1999           40 yrs.
4180 Mendenhall Oaks Parkway               High Point, NC                143,196           1999           40 yrs.
4050 Piedmont Parkway                      High Point, NC              1,017,373           1998           40 yrs.
One Independence Pointe                    Greenville, SC                488,901           1982           40 yrs.
55 Beattie Place                           Greenville, SC              1,884,619           1986           40 yrs.
75 Beattie Place                           Greenville, SC              1,410,022           1987           40 yrs.
7736 McCloud Road                          Greensboro, NC                463,041           1998           40 yrs.
15 Brendan Way                             Greenville, SC                291,709           1998           40 yrs.
200 Meeting Street                         Charleston, SC              2,174,155           1998           40 yrs.
7500 West 110th Street                     Overland Park, KS             655,468           1998           40 yrs.
3955 Faber Place                           Charleston, SC                177,729           2000           40 yrs.
4300 Federal Drive                         High Point, NC                 91,172           1998           40 yrs.
4135 Mendenall Oaks Parkway                High Point, NC                 63,175           2000           40 yrs.
3825 Faber Place                           N. Charleston, SC              22,442           2000           40 yrs.
1020 North Point Industrial Boulevard      Hanahan, SC                   107,779           2000           40 yrs.
1730 Stebbins Drive                        Houston, TX                   396,976           1973           40 yrs.
5911-5925 Richard Street                   Jacksonville, FL              253,982           1977           40 yrs.
8383-8385 Baycenter Road                   Jacksonville, FL              305,197           1973           40 yrs.
8775 Baypine Road                          Jacksonville, FL              839,839           1989           40 yrs.
8539 Western Way                           Jacksonville, FL            1,017,113           1987           40 yrs.
6255 Lake Gray Boulevard                   Jacksonville, FL            1,061,496           1987           40 yrs.
6600-6800 Suemac Place                     Jacksonville, FL              944,353           1987           40 yrs.
6800-6850 Suemac Place                     Jacksonville, FL              547,401           1973           40 yrs.
8665,8667,8669 Baypine Road                Jacksonville, FL            1,241,984           1987           40 yrs.
8540 Baycenter Road                        Jacksonville, FL              538,838           1984           40 yrs.
1200 Gulf Life Drive                       Jacksonville, FL            6,920,700           1985           40 yrs.
8400 Baymeadows Way                        Jacksonville, FL              718,971           1987           40 yrs.
8614 Baymeadows Way                        Jacksonville, FL              445,212           1986           40 yrs.
5941-5975 Richard Street                   Jacksonville, FL              597,061           1978           40 yrs.
7970 Bayberry Road                         Jacksonville, FL              654,777           1978           40 yrs.
6000-6030 Bowdendale Avenue                Jacksonville, FL              818,857           1979           40 yrs.
7898 Baymeadows Way                        Jacksonville, FL              864,118           1978           40 yrs.
5977-6607 Richard Street                   Jacksonville, FL              892,767           1980           40 yrs.
7910 & 7948 Baymeadows Way                 Jacksonville, FL            1,129,024           1981           40 yrs.
7954 & 7960 Baymeadows Way                 Jacksonville, FL            1,173,843           1982           40 yrs.
8787 Baypine Road                          Jacksonville, FL           16,984,046           1990           40 yrs.
7077 Bonneval Road                         Jacksonville, FL            1,715,277           1988           40 yrs.
4190 Belfort Road                          Jacksonville, FL            1,913,892           1986           40 yrs.
8011, 8021, 8031 Phillips Highway          Jacksonville, FL              923,863           1987           40 yrs.
7020 AC Skinner Parkway                    Jacksonville, FL              387,495           1996           40 yrs.
7022 AC Skinner Parkway                    Jacksonville, FL              693,924           1996           40 yrs.
11777 Central Highway                      Jacksonville, FL              533,709           1985           40 yrs.
4345 Southpoint Parkway                    Jacksonville, FL              602,488           1998           40 yrs.
7016 AC Skinner Parkway                    Jacksonville, FL              417,824           1996           40 yrs.
7018 AC Skinner Parkway                    Jacksonville, FL              725,822           1997           40 yrs.
7014 AC Skinner Parkway                    Jacksonville, FL              234,737           1999           40 yrs.
6620 Southpoint Parkway                    Jacksonville, FL              544,028           1984           40 yrs.
7980 Bayberry Road                         Jacksonville, FL              115,835           1978           40 yrs.
9600 Satellite Boulevard                   Orlando, FL                   120,764           1989           40 yrs.
9700 Satellite Boulevard                   Orlando, FL                   101,894           1989           40 yrs.
1902 Cypress Lake Drive                    Orlando, FL                   342,363           1989           40 yrs.
9550 Satellite Boulevard                   Orlando, FL                   174,187           1999           40 yrs.
8250 & 8256 Exchange Place                 Orlando, FL                   233,436           1985           40 yrs.
6600 Southpoint Parkway                    Jacksonville, FL              434,084           1986           40 yrs.
6700 Southpoint Parkway                    Jacksonville, FL              258,242           1987           40 yrs.
4801 Executive Park Court - 100            Jacksonville, FL              251,334           1990           40 yrs.
4801 Executive Park Court - 200            Jacksonville, FL              148,788           1990           40 yrs.
4810 Executive Park Court                  Jacksonville, FL              228,988           1990           40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
6602 Executive Park Court - 100            Jacksonville, FL              185,338           1993           40 yrs.
6602 Executive Park Court - 200            Jacksonville, FL              120,123           1993           40 yrs.
6631 Executive Park Court - 100            Jacksonville, FL              101,169           1994           40 yrs.
6631 Executive Park Court - 200            Jacksonville, FL              174,949           1994           40 yrs.
4815 Executive Park Court - 100            Jacksonville, FL              147,299           1995           40 yrs.
4815 Executive Park Court - 200            Jacksonville, FL              223,792           1995           40 yrs.
4825 Executive Park Court                  Jacksonville, FL              241,907           1996           40 yrs.
4820 Executive Park Court                  Jacksonville, FL              258,691           1997           40 yrs.
10511 & 10611 Satellite Boulevard          Orlando, FL                   241,558           1985           40 yrs.
1400-1440 Central Florida Parkway          Orlando, FL                   195,867           1962           40 yrs.
6601 Executive Park Circle North           Jacksonville, FL              234,818           1998           40 yrs.
1300 Riverplace Boulevard                  Jacksonville, FL              581,812           1998           40 yrs.
4901 Belfort Road                          Jacksonville, FL              581,977           1998           40 yrs.
16445 Air Center Boulevard                 Houston, TX                   162,341           1998           40 yrs.
16405 Air Center Boulevard                 Houston, TX                   220,046           1998           40 yrs.
2216 Directors Row                         Orlando, FL                   166,003           1998           40 yrs.
7460 Chancellor Drive                      Orlando, FL                    86,875           1998           40 yrs.
1901 Summit Tower Boulevard                Maitland, FL                  816,072           1998           40 yrs.
3701-3727 Vineland Road                    Orlando, FL                   144,235           1998           40 yrs.
4899 Belfort Road                          Jacksonville, FL              183,762           1998           40 yrs.
4905 Belfort Road                          Jacksonville, FL               34,323           2000           40 yrs.
16580 Air Center Boulevard                 Houston, TX                   140,661           1999           40 yrs.
7251 Salisbury Road                        Jacksonville, FL                  783           2000           40 yrs.
7622 Bald Cypress Place                    Tampa, FL                       6,658           2000           40 yrs.
10245 Centurion Parkway North              Jacksonville, FL               84,685           2000           40 yrs.
1755 Trans Central Drive                   Houston, TX                     8,224           2000           40 yrs.
5501-5519 Pioneer Park Boulevard           Tampa, FL                     297,913           1981           40 yrs.
5690-5694 Crenshaw Street                  Tampa, FL                     289,485           1979           40 yrs.
3102,3104,3110 Cherry Palm Drive           Tampa, FL                     445,966           1986           40 yrs.
8401-8408 Benjamin Road                    Tampa, FL                     641,470           1986           40 yrs.
3501 Riga Boulevard                        Tampa, FL                     340,587           1996           40 yrs.
111 Kelsey Lane                            Tampa, FL                     227,121           1990           40 yrs.
7930, 8010-20 Woodland Center Boulevard    Tampa, FL                     503,140           1990           40 yrs.
7920 Woodland Center Boulevard             Tampa, FL                     315,687           1997           40 yrs.
8154-8198 Woodland Center Boulevard        Tampa, FL                     277,968           1988           40 yrs.
8112-42 Woodland Center Boulevard          Tampa, FL                     301,076           1995           40 yrs.
8212 Woodland Center Boulevard             Tampa, FL                     213,295           1996           40 yrs.
131 Kelsey Lane                            Tampa, FL                     481,676           1998           40 yrs.
7724 Woodland Center Boulevard             Tampa, FL                     191,516           1998           40 yrs.
7802-50 Woodland Center Boulevard          Tampa, FL                     316,170           1999           40 yrs.
7852-98 Woodland Center Boulevard          Tampa, FL                     325,816           1999           40 yrs.
8921 Brittany Way                          Tampa, FL                     125,066           1998           40 yrs.
5250 Eagle Trail Drive                     Tampa, FL                     195,266           1998           40 yrs.
7725 Woodland Center Boulevard             Tampa, FL                     126,641           1999           40 yrs.
8001 Woodland Center Boulevard             Tampa, FL                      98,892           1999           40 yrs.
4630 Woodland Corporate Boulevard          Tampa, FL                     324,944           2000           40 yrs.
701-725 South US Highway 301               Tampa, FL                     127,634           2000           40 yrs.
4502 Woodland Corporate Boulevard          Tampa, FL                      88,016           1999           40 yrs.
9001-9015 Brittany Way                     Tampa, FL                      29,489           2000           40 yrs.
4508 Woodland Corporate Boulevard          Tampa, FL                      25,597           2000           40 yrs.
1701 Clint Moore Boulevard                 Boca Raton, FL                269,894           1985           40 yrs.
4555 Riverside Drive                       Beach Gardens, FL             484,046           1988           40 yrs.
2500 Metrocentre Boulevard                 West Palm Beach, FL           132,095           1988           40 yrs.
2540 Metrocentre Boulevard                 West Palm Beach, FL           150,186           1988           40 yrs.
2541 Metrocentre Boulevard                 West Palm Beach, FL           103,223           1988           40 yrs.
2580 Metrocentre Boulevard                 West Palm Beach, FL           139,283           1988           40 yrs.
2581 Metrocentre Boulevard                 West Palm Beach, FL           102,784           1988           40 yrs.
1101 Northpoint Parkway                    West Palm Beach, FL           118,399           1998           40 yrs.
3223 Commerce Place                        West Palm Beach, FL           143,341           1998           40 yrs.
801 Northpoint Parkway                     West Palm Beach, FL           195,849           1998           40 yrs.
5410-5430 Northwest 33rd Avenue            Ft. Lauderdale, FL            351,716           1985           40 yrs.
6500 NW 12th Avenue                        Ft. Lauderdale, FL            220,422           1998           40 yrs.
6600 NW 12th Avenue                        Ft. Lauderdale, FL            228,000           1998           40 yrs.
1500 SW 5th Court                          Pompano Beach, FL             290,750           1998           40 yrs.
1651 SW 5th Court                          Pompano Beach, FL              60,401           1998           40 yrs.
1601 SW 5th Court                          Pompano Beach, FL              62,217           1998           40 yrs.
1501 SW 5th Court                          Pompano Beach, FL              62,764           1998           40 yrs.
1400 SW 6th Court                          Pompano Beach, FL             341,434           1998           40 yrs.
1405 SW 6th Court                          Pompano Beach, FL             117,077           1998           40 yrs.
595 SW 13th Terrace                        Pompano Beach, FL             105,489           1998           40 yrs.
601 SW 13th Terrace                        Pompano Beach, FL              49,119           1998           40 yrs.
605 SW 16th Terrace                        Pompano Beach, FL              92,922           1998           40 yrs.
2440-2478 Metrocentre Boulevard            West Palm Beach, FL           163,628           1998           40 yrs.
951 Broken Sound Parkway                   Boca Raton, FL                479,828           1998           40 yrs.
3400 Lakeside Drive                        Miramar, FL                   897,857           1998           40 yrs.
3450 Lakeside Drive                        Miramar, FL                   890,027           1998           40 yrs.
3350 SW 148th Avenue                       Miramar, FL                   338,536           2000           40 yrs.
13650 NW 8th Street                        Sunrise, FL                   151,768           1998           40 yrs.
13630 NW 8th Street                        Sunrise, FL                   202,152           1998           40 yrs.
777 Yamato Road                            Boca Raton, FL              1,085,543           1998           40 yrs.
1801 Clint Moore Road                      Boca Raton, FL                314,016           1998           40 yrs.
6601-6625 W. 78th Street                   Bloomington, MN             2,094,278           1998           40 yrs.
2905 Northwest Boulevard                   Plymouth, MN                  523,349           1983           40 yrs.
2800 Campus Drive                          Plymouth, MN                  349,992           1985           40 yrs.
2955 Xenium Lane                           Plymouth, MN                  192,401           1985           40 yrs.
9401-9443 Science Center Drive             New Hope, MN                  395,431           1989           40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
6321-6325 Bury Drive                       Eden Prairie, MN              420,405           1988           40 yrs.
7115-7173 Shady Oak Road                   Eden Prairie, MN              428,638           1984           40 yrs.
7660-7716 Golden Triangle Drive            Eden Prairie, MN              762,767           1988           40 yrs.
7400 Flying Cloud Drive                    Eden Prairie, MN              167,312           1987           40 yrs.
10301-10305 West 70th Street               Eden Prairie, MN              108,636           1984           40 yrs.
10321 West 70th Street                     Eden Prairie, MN              125,394           1984           40 yrs.
10333 West 70th Street                     Eden Prairie, MN               95,900           1984           40 yrs.
10349-10357 West 70th Street               Eden Prairie, MN              257,398           1985           40 yrs.
10365-10375 West 70th Street               Eden Prairie, MN              260,070           1985           40 yrs.
10393-10394 West 70th Street               Eden Prairie, MN              249,548           1985           40 yrs.
7078 Shady Oak Road                        Eden Prairie, MN              290,736           1985           40 yrs.
10400 Viking Drive                         Eden Prairie, MN            1,389,455           1999           40 yrs.
5600 & 5610 Rowland Road                   Minnetonka, MN                684,868           1988           40 yrs.
2920 Northwest Boulevard                   Plymouth, MN                  394,602           1997           40 yrs.
5400-5500 Feltl Road                       Minnetonka, MN                602,638           1998           40 yrs.
10300 Bren Road                            Minnetonka, MN                292,828           1998           40 yrs.
14630-14650 28th Avenue North              Plymouth, MN                  144,400           1998           40 yrs.
7695-7699 Anagram Drive                    Eden Prairie, MN              218,416           1998           40 yrs.
7550 Meridian Circle                       Maple Grove, MN               188,314           1998           40 yrs.
2800 Northwest Boulevard                   Plymouth, MN                  708,636           1998           40 yrs.
3255 Neil Armstrong Boulevard              Eagan, MN                     168,867           1998           40 yrs.
4801 West 81st Street                      Bloomington, MN               181,208           1998           40 yrs.
8100 Cedar Avenue                          Bloomington, MN               231,071           1998           40 yrs.
9600 54th Avenue                           Plymouth, MN                  203,058           1998           40 yrs.
7800 Equitable Drive                       Eden Prairie, MN              220,802           1998           40 yrs.
7905 Fuller Road                           Eden Prairie, MN              219,212           1998           40 yrs.
9023 Columbine Road                        Eden Prairie, MN              168,803           1999           40 yrs.
6161 Green Valley Drive                    Bloomington, MN               133,482           1999           40 yrs.
4700 Nathan Lane North                     Minneapolis, MN               284,196           1999           40 yrs.
8967 Columbine Road                        Eden Prairie, MN               49,436           2000           40 yrs.
14390 Huntington Avenue                    Savage, MN                    130,822           2000           40 yrs.
550-590 Hale Avenue                        Oakdale, MN                    73,017           2000           40 yrs.
7777 Golden Triangle Drive                 Eden Prairie, MN               25,673           2000           40 yrs.
26911-26957 Northwestern                   Southfield, MI              6,883,314           1985           40 yrs.
1650 Research Drive                        Troy, MI                      637,094           1985           40 yrs.
1775 Research Drive                        Troy, MI                      247,972           1985           40 yrs.
1875 Research Drive                        Troy, MI                      258,530           1986           40 yrs.
1850 Research Drive                        Troy, MI                      702,390           1986           40 yrs.
1965 Research Drive                        Troy, MI                      331,636           1987           40 yrs.
1960 Research Drive                        Troy, MI                      320,115           1987           40 yrs.
27260 Haggerty Road                        Farmington Hills, MI          397,701           1983           40 yrs.
27200 Haggerty Road                        Farmington Hills, MI          317,530           1983           40 yrs.
27280 Haggerty Road                        Farmington Hills, MI          363,278           1983           40 yrs.
27220 Haggerty Road                        Farmington Hills, MI          173,534           1985           40 yrs.
27240 Haggerty Road                        Farmington Hills, MI          139,938           1985           40 yrs.
27300 Haggerty Road                        Farmington Hills, MI          317,791           1985           40 yrs.
1101 Allen Drive                           Troy, MI                       73,386           1998           40 yrs.
1151 Allen Drive                           Troy, MI                      151,177           1974           40 yrs.
1300 Rankin Street                         Troy, MI                      120,350           1979           40 yrs.
1350 Rankin Street                         Troy, MI                       88,812           1979           40 yrs.
1376-1400 Rankin Street                    Troy, MI                      106,147           1979           40 yrs.
1352-1374 Rankin Street                    Troy, MI                      122,441           1979           40 yrs.
1324-1346 Rankin Street                    Troy, MI                       99,501           1979           40 yrs.
1301-1307 Rankin Street                    Troy, MI                       93,740           1978           40 yrs.
1409 Allen Drive                           Troy, MI                      123,746           1978           40 yrs.
1304 E. Maple Road                         Troy, MI                      173,746           1971           40 yrs.
1334 Maplelawn Road                        Troy, MI                       93,977           1983           40 yrs.
1290 Maplelawn Road                        Troy, MI                       66,582           1984           40 yrs.
1070 Maplelawn Road                        Troy, MI                       53,206           1982           40 yrs.
950 Maplelawn Road                         Troy, MI                      186,253           1982           40 yrs.
894 Maplelawn Road                         Troy, MI                      134,249           1986           40 yrs.
1179 Maplelawn Road                        Troy, MI                       71,193           1984           40 yrs.
1940 Norwood Drive                         Troy, MI                       66,900           1983           40 yrs.
1311-1331 Maplelawn Road                   Troy, MI                       92,790           1986           40 yrs.
2354 Bellingham Street                     Troy, MI                       65,441           1990           40 yrs.
2360 Bellingham Street                     Troy, MI                       66,913           1985           40 yrs.
1911 Ring Drive                            Troy, MI                       66,754           1986           40 yrs.
26442-26450 Haggerty Road                  Farmington Hills, MI          176,211           1988           40 yrs.
26500 Haggerty Road                        Farmington Hills, MI          233,029           1986           40 yrs.
26650 Haggerty Road                        Farmington Hills, MI          128,626           1988           40 yrs.
26700 Haggerty Road                        Farmington Hills, MI          187,411           1986           40 yrs.
26750 Haggerty Road                        Farmington Hills, MI          226,164           1988           40 yrs.
26800 Haggerty Road                        Farmington Hills, MI          130,048           1986           40 yrs.
26842-26850 Haggerty Road                  Farmington Hills, MI          199,514           1988           40 yrs.
26600 Haggerty Road                        Farmington Hills, MI          147,655           1999           40 yrs.
26550 Haggerty Road                        Farmington Hills, MI           94,038           2000           40 yrs.
50 West Big Bear Road                      Troy, MI                    1,536,222           1998           40 yrs.
100 West Big Bear Road                     Troy, MI                    1,474,725           1998           40 yrs.
245 Executive Drive                        Brookfield, WI                378,002           1998           40 yrs.
8301 West Parkland Court                   Milwaukee, WI                 251,360           1998           40 yrs.
32991 Hamilton Court                       Farmington Hills, MI          230,732           1998           40 yrs.
7800 N. 113th Street                       Milwaukee, WI                 430,371           1998           40 yrs.
2475-2479 Elliot Avenue                    Troy, MI                       34,668           1998           40 yrs.
32661 Edward Avenue                        Madison Heights, MI           141,014           1998           40 yrs.
32701 Edward Avenue                        Madison Heights, MI            88,173           1998           40 yrs.
32751 Edward Avenue                        Madison Heights, MI            63,353           1998           40 yrs.

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
32853 Edward Avenue                        Madison Heights, MI            60,202           1998           40 yrs.
555 East Mandoline Avenue                  Madison Heights, MI            48,416           1998           40 yrs.
599 East Mandoline Avenue                  Madison Heights, MI            51,246           1998           40 yrs.
749 East Mandoline Avenue                  Madison Heights, MI            43,867           1998           40 yrs.
750 East Mandoline Avenue                  Madison Heights, MI            44,825           1998           40 yrs.
900 East Mandoline Avenue                  Madison Heights, MI            46,681           1998           40 yrs.
949 East Mandoline Avenue                  Madison Heights, MI            47,071           1998           40 yrs.
32090 John R. Road                         Madison Heights, MI            24,479           1998           40 yrs.
31601 Research Park Drive                  Madison Heights, MI           114,256           1998           40 yrs.
31651 Research Park Drive                  Madison Heights, MI            66,612           1998           40 yrs.
31700 Research Park Drive                  Madison Heights, MI           110,431           1998           40 yrs.
31701 Research Park Drive                  Madison Heights, MI            66,884           1998           40 yrs.
31751 Research Park Drive                  Madison Heights, MI            78,668           1998           40 yrs.
31800 Research Park Drive                  Madison Heights, MI            96,862           1998           40 yrs.
800 Tech Row                               Madison Heights, MI           180,855           1998           40 yrs.
900 Tech Row                               Madison Heights, MI            55,724           1998           40 yrs.
1000 Tech Row                              Madison Heights, MI           161,649           1998           40 yrs.
31771 Sherman Avenue                       Madison Heights, MI            39,011           1998           40 yrs.
31791 Sherman Avenue                       Madison Heights, MI            39,778           1998           40 yrs.
31811 Sherman Avenue                       Madison Heights, MI            71,302           1998           40 yrs.
31831 Sherman Avenue                       Madison Heights, MI            55,265           1998           40 yrs.
31900 Sherman Avenue                       Madison Heights, MI           120,324           1998           40 yrs.
800 East Whitcomb Avenue                   Madison Heights, MI            88,225           1998           40 yrs.
950 East Whitcomb Avenue                   Madison Heights, MI           130,798           1998           40 yrs.
1000 East Whitcomb Avenue                  Madison Heights, MI            64,087           1998           40 yrs.
1201 East Whitcomb Avenue                  Madison Heights, MI            77,910           1998           40 yrs.
1210 East Whitcomb Avenue                  Madison Heights, MI            19,909           1998           40 yrs.
1260 Kempar Avenue                         Madison Heights, MI            26,286           1998           40 yrs.
1280 Kempar Avenue                         Madison Heights, MI            35,927           1998           40 yrs.
22515 Heslip Drive                         Madison Heights, MI            20,732           1998           40 yrs.
9801 80th Avenue                           Pleasant Prairie, WI          464,841           1998           40 yrs.
11950 W. Lake Park Drive                   Milwaukee, WI                 121,797           1999           40 yrs.
11400 W. Lake Park Drive                   Milwaukee, WI                 133,027           1999           40 yrs.
11425 W. Lake Park Drive                   Milwaukee, WI                 121,455           1999           40 yrs.
11301 W. Lake Park Drive                   Milwaukee, WI                 134,685           1999           40 yrs.
11900 W. Lake Park Drive                   Milwaukee, WI                 245,374           1999           40 yrs.
38100 Ecorse Road                          Romulus, MI                    73,658           2000           40 yrs.
16620-16650 W. Bluemound Road              Brookfield, WI                135,395           1999           40 yrs.
1600-1630 E. Big Beaver Road               Troy, MI                       87,368           1999           40 yrs.
11520 W. Calumet Road                      Milwaukee, WI                  35,592           2000           40 yrs.
12100 W. Park Place                        Milwaukee, WI                  74,887           2000           40 yrs.
N26 W23445 Paul Road                       Pewaukee, WI                   41,079           2000           40 yrs.
11200 W. Plank Court                       Wauwatosa, WI                  77,123           2000           40 yrs.
11020 W. Plank Court                       Wauwatosa, WI                  53,108           2000           40 yrs.
50 Gibson Drive                            West Malling, UK              899,752           1996           40 yrs.
2 Kings Hill Avenue                        West Malling, UK              602,067           1996           40 yrs.
50 Kings Hill Avenue                       West Malling, UK            1,364,767           1996           40 yrs.
10 Kings Hill Avenue                       West Malling, UK              399,502           1998           40 yrs.
30 Tower View                              West Malling, UK              390,759           1999           40 yrs.
35 Kings Hill Avenue                       West Malling, UK              157,958           1999           40 yrs.
39 Kings Hill Avenue                       West Malling, UK              121,131           1999           40 yrs.
18 Kings Hill Avenue                       West Malling, UK              250,838           1999           40 yrs.
                                                                    ------------
Subtotal Operating Real Estate                                      $334,415,242
                                                                    ============

DEVELOPMENT IN PROGRESS
11 Great Valley Parkway                    Malvern, PA              $          -           1999           N/A
680 Blair Mill Road                        Horsham, PA                         -           2000           N/A
1200 Liberty Ridge Place                   Wayne, PA                           -           2000           N/A
2760 Red Lion Road                         Philadelphia, PA                    -           2000           N/A
17000 Commerce Parkway                     Mt. Laurel, NJ                      -           2000           N/A
705 Boulder Drive                          Allentown, PA                       -           1998           N/A
3773 Executive Business Parkway            Upper Saucon Twp, PA                -           2000           N/A
Main & W. Broad Streets                    Bethlehem, PA                       -           2000           N/A
8150 Industrial Boulevard                  Allentown, PA                       -           2000           N/A
8250 Industrial Boulevard                  Upper Macungie, PA                  -           2000           N/A
650 Boulder Drive                          Allentown, PA                       -           2000           N/A
6200 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
6210 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
6240 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
12730 Kinston Avenue                       Richmond, VA                        -           1997           N/A
12450 Three Chopt Road                     Richmond, VA                        -           2000           N/A
1309 Executive Boulevard                   Cheaspeake, VA                      -           2000           N/A
4183 Eagle Hill Drive                      High Point, NC                      -           2000           N/A
4189 Eagle Hill Drive                      High Point, NC                      -           2000           N/A
4020 Meeting Way                           High Point, NC                      -           2000           N/A
4 Independence Point                       Greenville, SC                      -           2000           N/A
5 Independence Point                       Greenville, SC                      -           2000           N/A
4230 Faber Place                           Charleston, SC                      -           2000           N/A
170 Ridgeview Drive                        Duncan, SC                          -           2000           N/A
6509 Franz Warner Parkway                  Rock Creek, NC                      -           2000           N/A
2400 South Lake Orange Drive               Orlando, FL                         -           1999           N/A
4887 Belfort Road                          Jacksonville, FL                    -           2000           N/A
6501 Lee Vista Boulevard                   Orlando, FL                         -           2000           N/A
7255 Salisbury Road                        Jacksonville, FL                    -           2000           N/A

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
DEVELOPMENT IN PROGRESS - Continued
2416 Lake Orange Drive                     Orlando, FL                         -           2000           N/A
901-933 US Highway 301S                    Tampa, FL                           -           2000           N/A
4503 Woodland Corporate Boulevard          Tampa, FL                           -           2000           N/A
4505 Woodland Corporate Boulevard          Tampa, FL                           -           2000           N/A
4511 Woodland Corporate Boulevard          Tampa, FL                           -           2000           N/A
8937 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
7615 Smetana Lane                          Eden Prairie, MN                    -           2000           N/A
7805 Hudson Road                           Woodbury, MN                        -           2000           N/A
10801 Nesbitt Avenue South                 Bloomington, MN                     -           2000           N/A
4600 Nathan Lane                           Plymouth, MN                        -           2000           N/A
8995 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
8911 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
8855 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
8691 109th Street                          Pleasant Prairie, WI                -           1999           N/A
11414 West Park Place                      Milwaukee, WI                       -           2000           N/A
2600 Bellingham Drive                      Troy, MI                            -           2000           N/A
2710 Bellingham Drive                      Troy, MI                            -           2000           N/A
38000 Ecourse Road                         Romulus, MI                         -           2000           N/A
6505 Cogswell Road                         Romulus, MI                         -           2000           N/A
4 Abbey Wood Road                          West Malling, UK                    -           1999           N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

LAND HELD FOR DEVELOPMENT
Renaissance Park Land                      King of Prussia, PA      $          -           1998           N/A
Keystone Park Land                         Bristol, PA                         -           1999           N/A
Peco Lot PBC                               Horsham, PA                         -           1999           N/A
Liberty Ridge Land                         Wayne, PA                           -           2000           N/A
Northsight Land                            Scottsdale, AZ                      -           2000           N/A
1710 Arch Street                           Philadelphia, PA                    -           2000           N/A
1722 Arch Street                           Philadelphia, PA                    -           2000           N/A
JFK & Arch Parking Lots (East)             Philadelphia, PA                    -           2000           N/A
JFK & Arch Parking Lots (West)             Philadelphia, PA                    -           2000           N/A
Commodore Business Park                    Bridgeport, NJ                      -           1995           N/A
Marlton Executive Park Land                Marlton, NJ                         -           1994           N/A
410 Center Square Land                     Bridgeport, NJ                      -           1999           N/A
800 Arlington Boulevard Expansion Land     Bridgeport, NJ                      -           1999           N/A
Lehigh Valley Corporate Center Land        Bethlehem, PA                       -           1987           N/A
LVCC Phase 2 Land                          Bethlehem, PA                       -           1998           N/A
1605 Valley Center Parkway                 Bethlehem, PA                       -           2000           N/A
Columbia Crossing Land                     Columbia, MD                        -           2000           N/A
6250 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
IRS Distribution Center Land               Richmond, VA                        -           1995           N/A
Rivers' Bend Land                          Richmond, VA                        -           1995           N/A
Woodlands Center Land                      Richmond, VA                        -           1996           N/A
501 H P Way                                Richmond, VA                        -           1996           N/A
6000-98 Eastport Boulevard                 Richmond, VA                        -           1997           N/A
Eastport VIII                              Richmond, VA                        -           1997           N/A
Eastport IX                                Richmond, VA                        -           1997           N/A
Westmoreland Land                          Virginia Beach, VA                  -           1998           N/A
Westmoreland III Land                      Virginia Beach, VA                  -           1998           N/A
Volvo Center Land                          Chesapeake, VA                      -           2000           N/A
Mendenhall Land                            High Point, NC                      -           1995           N/A
Independence Pointe Land                   Greenville, SC                      -           1997           N/A
Executive Park at Faber Place Land         Charleston, SC                      -           1998           N/A
Southchase Business Park Land              Greenville, SC                      -           1998           N/A
Woodfield Land                             Greenville, SC                      -           1998           N/A
Eagle Hill Business Park Land              High Point, NC                      -           1999           N/A
Lakeside I (Mendenhall)                    High Point, NC                      -           2000           N/A
South Oaks I (Mendenhall)                  High Point, NC                      -           2000           N/A
Enterprise Park Land                       Jacksonville, FL                    -           1994           N/A
Liberty Business Park Land                 Jacksonville, FL                    -           1995           N/A
7024 AC Skinner Parkway                    Jacksonville, FL                    -           1995           N/A
Silo Bend Land                             Tampa, FL                           -           1996           N/A
Exchange Place Land                        Orlando, FL                         -           1997           N/A
Belfort Road                               Jacksonville, FL                    -           1998           N/A
Butler Plaza Land                          Jacksonville, FL                    -           1998           N/A
Central Green Land                         Houston, TX                         -           1998           N/A
South Center Land                          Orlando, FL                         -           1999           N/A
South Center Land                          Orlando, FL                         -           1999           N/A
Orlando Corporate Center Land              Orlando, FL                         -           2000           N/A
Salisbury Road Land                        Jacksonville, FL                    -           2000           N/A
Woodland Corporate Center Land             Tampa, FL                           -           1998           N/A
6119 W. Linebaugh Avenue                   Tampa, FL                           -           2000           N/A
7831-41 Woodland Center Parkway (Bldg Z)   Tampa, FL                           -           2000           N/A
Pompano Bus Pk Land-Lots 100,101           Boca Raton, FL                      -           1998           N/A
Pompano Bus Pk Land-Lots 60, 61            Boca Raton, FL                      -           1998           N/A
Boca Colonnade Land - Yamato Road          Boca Raton, FL                      -           1998           N/A
Klodt Land                                 Eden Prairie, MN                    -           1998           N/A
Romulus Land                               Romulus, MI                         -           1998           N/A

                                       LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
LAND HELD FOR DEVELOPMENT - Continued
Big Beaver Airport Land                    Troy, MI                            -           1999           N/A
Park Place South Land                      Milwaukee, WI                       -           1999           N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ============

Total All Properties                                                $334,415,242
                                                                    ============

                                                           SCHEDULE III

                     LIBERTY PROPERTY TRUST
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                    ----------------------------------
                                       2000        1999        1998
                                    ----------  ----------  ----------

REAL ESTATE:
 Balance at beginning of year       $3,254,751  $3,028,142  $2,106,028
   Additions                           411,493     339,738     944,794
   Disposition of property            (117,879)   (113,129)    (22,680)
                                    ----------  ----------  ----------
 Balance at end of year             $3,548,365  $3,254,751  $3,028,142
                                    ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year       $  270,174  $  209,023  $  149,311
   Depreciation expense                 82,223      74,765      61,679
   Disposition of property             (17,982)    (13,614)     (1,967)
                                    ----------  ----------  ----------

 Balance at end of year             $  334,415  $  270,174  $  209,023
                                    ==========  ==========  ==========

REPORT OF INDEPENDENT AUDITORS



To The Partners
Liberty Property Limited Partnership



We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership ("the Operating Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 5, 2001, except for Note 11,
as to which the date is March 14, 2001

 CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                             (IN THOUSANDS)

                                                      DECEMBER 31,
                                               ------------------------
                                                  2000          1999
                                               ----------    ----------
ASSETS
Real estate:
 Land and land improvements                    $  443,057    $  411,678
 Buildings and improvements                     2,759,420     2,593,002
 Less accumulated depreciation                   (334,415)     (270,174)
                                               ----------    ----------
Operating real estate                           2,868,062     2,734,506

 Development in progress                          208,486       138,870
 Land held for development                        137,402       111,201
                                               ----------    ----------
Net real estate                                 3,213,950     2,984,577

Cash and cash equivalents                           4,638         9,064
Accounts receivable                                12,624        13,388
Deferred financing and leasing costs,
 net of accumulated amortization
 (2000, $59,071; 1999, $58,033)                    57,807        46,941
Prepaid expenses and other assets                 107,336        64,163
                                               ----------    ----------
Total assets                                   $3,396,355    $3,118,133
                                               ==========    ==========
LIABILITIES
Mortgage loans                                 $  362,025    $  374,825
Unsecured notes                                 1,095,000       985,000
Credit facility                                   176,000        47,000
Convertible debentures                             70,871        84,413
Accounts payable                                   15,672        15,599
Accrued interest                                   29,478        22,422
Distribution payable                               43,220        39,198
Other liabilities                                  84,515        67,558
                                               ----------    ----------
Total liabilities                               1,876,781     1,636,015

OWNERS' EQUITY
General partner's equity - preferred units        120,814       120,814
                         - common units         1,199,991     1,173,793
Limited partners' equity - preferred units        112,516       187,511
                         - common units            86,253             -
                                               ----------    ----------
Total owners' equity                            1,519,574     1,482,118
                                               ----------    ----------
Total liabilities and owners' equity           $3,396,355    $3,118,133
                                               ==========    ==========
See accompanying notes.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2000           1999           1998
                                       -----------    -----------    -----------
REVENUE
Rental                                  $  384,245     $  342,931     $  281,732
Operating expense reimbursement            144,344        123,591        101,248
Interest and other                           4,374          5,976          5,398
                                       -----------     ----------     ----------
Total revenue                              532,963        472,498        388,378

EXPENSES
Rental property                             97,181         87,415         74,007
Real estate taxes                           51,558         42,024         34,338
Interest expense                           108,295         99,663         78,617
General and administrative                  19,260         16,127         15,522
Depreciation and amortization               93,472         84,464         67,932
                                       -----------     ----------     ----------

Total expenses                             369,766        329,693        270,416
                                       -----------     ----------     ----------

Income before property dispositions
 and extraordinary item                    163,197        142,805        117,962
Gain (loss) on property dispositions        18,386         13,188         (1,285)
                                       -----------     ----------     ----------
Income before extraordinary item           181,583        155,993        116,677
                                       -----------     ----------     ----------
Extraordinary item-loss on
 extinguishment of debt                      2,103          1,145              -
                                       -----------     ----------     ----------

Net income                             $   179,480     $  154,848     $  116,677
                                       ===========     ==========     ==========
Net income allocated to general
 partner                               $   159,271     $  141,324     $  108,615
                                       ===========     ==========     ==========
Net income allocated to limited
 partners                              $    20,209     $   13,524     $    8,062
                                       ===========    ===========    ===========

See accompanying notes.

               CONSOLIDATED STATEMENTS OF OWNERS' EQUITY OF
                       LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   (IN THOUSANDS)

                                                 GENERAL      LIMITED
                                                PARTNER'S    PARTNERS'    TOTAL OWNERS'
                                                 EQUITY       EQUITY         EQUITY
                                               ----------   -----------   -------------
Owners' equity at January 1, 1998              $  955,595   $    84,678   $ 1,040,273

Contributions from partners                       322,150       (10,141)      312,009
Distributions to partners                        (119,324)       (9,039)     (128,363)
Issuance of Operating Partnership Units                 -        27,694        27,694
Net income                                        108,615         8,062       116,677
                                               ----------   -----------   -----------

Balance at December 31, 1998                    1,267,036       101,254     1,368,290


Contributions from partners                        26,566        (6,965)       19,601
Distributions to partners                        (140,319)      (13,357)     (153,676)
Issuance of Operating Partnership Units                 -        93,055        93,055
Net income                                        141,324        13,524       154,848
                                               ----------   -----------   -----------

Balance at December 31, 1999                    1,294,607       187,511     1,482,118

Contributions from partners                        25,509        (8,245)       17,264
Distributions to partners                        (158,582)      (20,167)     (178,749)
Issuance of Operating Partnership Units                 -        19,461        19,461
Net income                                        159,271        20,209       179,480
                                               ----------   -----------   -----------

Balance at December 31, 2000                   $1,320,805   $   198,769   $ 1,519,574
                                               ==========   ===========   ===========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                         2000        1999         1998
                                                      ---------   ----------   ----------
OPERATING ACTIVITIES
Net income                                            $ 179,480   $  154,848   $  116,677
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          93,472       84,464       67,932
  Amortization of deferred financing costs                3,888        4,951        4,462
  (Gain) loss on sale                                   (18,386)     (13,188)       1,285
  Noncash compensation                                    2,077        1,990        1,506
  Changes in operating assets
   and liabilities:
     Accounts receivable                                    764           40       (7,390)
     Prepaid expenses and other assets                  (44,646)     (20,722)      (3,266)
     Accounts payable                                        73       (2,654)       4,188
     Accrued interest                                     7,056        4,159        7,303
     Other liabilities                                   16,957       (1,467)      26,526
                                                      ---------   ----------   ----------
Net cash provided by operating activities               240,735      212,421      219,223
                                                      ---------   ----------   ----------

INVESTING ACTIVITIES
Investment in properties                               (118,735)     (95,072)    (555,235)
Proceeds from disposition of properties/land            117,009      114,137       20,752
Investment in development in progress                  (177,380)    (175,447)    (243,708)
Increase in land held for development                  (111,685)     (63,836)     (45,201)
Increase in deferred leasing costs                      (17,959)     (15,560)     (16,150)
                                                      ---------   ----------   ----------

Net cash used in investing activities                  (308,750)    (238,778)    (839,542)
                                                      ---------   ----------   ----------

FINANCING ACTIVITIES
Retirement of convertible debentures                    (10,914)      (6,645)           -
Proceeds from issuance of unsecured notes               200,000      385,000      295,000
Repayment of unsecured notes                            (90,000)     (45,000)           -
Repayments of mortgage loans                            (15,218)     (42,217)     (23,954)
Proceeds from lines of credit                           541,000      162,024      633,000
Repayments on lines of credit                          (412,000)    (379,024)    (504,000)
Increase in deferred financing costs                     (6,592)      (5,220)        (733)
Capital contributions                                    32,043      100,322      300,873
Distributions to partners                              (174,730)    (148,210)    (120,555)
                                                      ---------   ----------   ----------
Net cash provided by financing activities                63,589       21,030      579,631
                                                      ---------   ----------   ----------
Decrease in cash and cash equivalents                    (4,426)      (5,327)     (40,688)

Cash and cash equivalents at beginning of year            9,064       14,391       55,079
                                                      ---------   ----------   ----------

Cash and cash equivalents at end of year              $   4,638   $    9,064   $   14,391
                                                      =========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF
NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                          $  31,021   $   18,527   $    2,958
Acquisition of properties                                (2,419)      (3,818)    (101,281)
Assumption of mortgage loans                              2,419        3,818       73,587
Issuance of operating partnership units                       -            -       27,694
Conversion of convertible debentures                      2,605       10,344        9,630
                                                      =========  ===========   ==========

See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
                LIBERTY PROPERTY LIMITED PARTNERSHIP

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 93.9% of the common equity of the Operating Partnership at December 31, 2000. The Company provides leasing, property management, acquisition, development, construction management, and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value if impaired and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

        Buildings and improvements             40 years
        Equipment                              5-10 years
        Tenant improvements                    Term of the related lease

Expenditures directly related to development, acquisition, or improvement of real estate are capitalized as a cost of the property. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2000, and 1999 none of the Company's assets was considered impaired.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. The carrying amount of these assets approximates their fair market value.

Revenues

The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term.

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

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement will not have a material effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 2000 and 1999, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                   LAND        BUILDINGS
                                 AND LAND         AND                    ACCUMULATED
                               IMPROVEMENTS   IMPROVEMENTS     TOTAL     DEPRECIATION
                               ------------   ------------  -----------  ------------
2000:
Industrial properties           $  220,406     $1,281,192   $1,501,598    $  161,931
Office properties                  222,652      1,478,227    1,700,879       172,484
                                ----------     ----------   ----------    ----------
2000 Total                      $  443,057     $2,759,420   $3,202,477    $  334,415
                                ==========     ==========   ==========    ==========
1999:
Industrial properties            $ 216,811     $1,264,973   $1,481,784    $  137,585
Office properties                  194,867      1,328,029    1,522,896       132,589
                                ----------     ----------   ----------    ----------
1999 Total                       $ 411,678     $2,593,002   $3,004,680    $  270,174
                                ==========     ==========   ==========    ==========

Depreciation expense was $82.2 million in 2000, $74.8 million in 1999, and $61.7 million in 1998.

As of December 31, 2000, the Company has commenced development on 49 properties, which upon completion are expected to comprise approximately
6.0 million square feet of leaseable space. As of December 31, 2000 approximately $208.5 million has been expended for the development of these projects and an additional $200.2 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 1999, and 1998, the fees for these services were $600,000 per year. The Company had accounts receivable and a loan receivable from Rouse Kent Limited and affiliates with balances of $7.5 million and $11.9 million, respectively, as of December 31, 2000 and $1.2 million and $3.9 million, respectively, as of December 31, 1999.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the Credit Facility, as defined below, and convertible debentures. The
weighted average   interest rates as of December 31, 2000, 1999, and
1998, were approximately 7.6%, 7.3%, and 7.2%, respectively. Interest expense for the years ended December 31, 2000, 1999, and 1998, aggregated $108.3 million, $99.7 million, and $78.6 million, respectively. Interest costs during these periods of $17.8 million, $15.3 million, and $16.3 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2000, 1999, and 1998, was $115.1 million, $105.8 million, and $83.2 million, respectively.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2001 to 2012 are collateralized by and in some instances cross-collateralized by properties with a book value of $528.1 million.

As of December 31, 2000, $362.0 million in mortgage loans and $1,095.0 million in unsecured notes were outstanding. The interest rates on $1,451.0 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $6.0 million of mortgage loans float with a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 7.4 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands):

                   MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES    NOTES (1)       TOTAL      INTEREST RATE
           ------------   ----------    ----------   -----------   -------------
2001        $  9,222       $ 22,534     $        -    $   31,756        7.21%
2002           8,147              -        100,000       108,147        6.66%
2003           8,127         26,606         50,000        84,733        7.25%
2004           8,206         16,339        100,000       124,545        6.96%
2005           7,131        115,039              -       122,170        7.60%
2006           5,047         30,079        100,000       135,126        7.22%
2007           4,592              -        100,000       104,592        7.27%
2008           4,280         28,823              -        33,103        7.22%
2009           2,163         42,049        270,000       314,212        7.82%
2010           1,367              -        200,000       201,367        8.49%
2011           1,105          3,303              -         4,408        7.70%
2012             192         17,674              -        17,866        7.69%
2013               -              -         75,000        75,000        6.38%
2018               -              -        100,000       100,000        7.50%
            --------       --------     ----------    ----------       ------
            $ 59,579       $302,446     $1,095,000    $1,457,025        7.49%
            ========       ========     ==========    ==========       ======

(1) The $75,000 of unsecured notes due 2013 is putable in 2003.

Credit Facility

The Credit Facility is a $450 million unsecured credit facility (the "Credit Facility") which replaced a $325 million unsecured revolving credit facility due May 2000 and a $90 million term loan due January 2001. The interest rate on borrowings under the Credit Facility fluctuates, based on senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The current ratings for the Company's senior unsecured debt are Baa3 and BBB- from Moody's and Standard & Poor's, respectively. At these ratings, the current interest rate on the Credit Facility is 115 basis points over the LIBOR (7.7% at December 31, 2000). The rate for the Credit Facility at December 31, 1999 was 7.43%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on April 2003.

Convertible Debentures

The Convertible Debentures are due on July 1, 2001 and are exchangeable for common shares of beneficial interest of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments. The initial interest rate on the Convertible Debentures was 8.0% and increases with increases in the distribution payment on the Company's Common Shares. At the current $.57 per Common Share per quarter distribution payment rate, the effective interest rate on the Convertible Debentures is 11.4%. At December 31, 1999, the effective interest rate on the Convertible Debentures was 10.4%. In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares, Preferred Shares or Convertible Debentures. In 2000, the Company repurchased $10.9 million principal amount of its Convertible Debentures. In 1999, the Company repurchased $6.6 million principal amount of its Convertible Debentures. The repurchase of the Convertible

Debentures in 2000 and in 1999 resulted in the recognition of extraordinary losses of $2.1 and $1.1 million, respectively. These losses represent the redemption premiums and the write-off of related deferred financing costs. At December 31, 2000 and 1999, the Convertible Debentures were convertible into 3,543,550 and 4,220,650 Common Shares, respectively.

The fair value of the Convertible Debentures at December 31, 2000 was $101.2 million based on the closing bid price of the Company's Common Shares on the New York Stock Exchange. The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 2000, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

        2001                 $  374,651
        2002                    338,899
        2003                    295,142
        2004                    249,555
        2005                    191,426
        Thereafter              561,251
                             ----------
        TOTAL                $2,010,924
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

On April 18, 2000, the Company issued 800,000 Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units"). All of the Series C Preferred Units are held by limited partners. The Series C Preferred Units are non-voting and have a cash liquidation preference of $25.00 per unit and a preferential cash distribution rate of 9.125%. On or after April 18, 2005, the Series C Preferred Units may be redeemed for cash at the option of the Company. The Series C Preferred Units are exchangeable on a one-for-one basis at any time on or after April 18, 2010 into Series C Cumulative Redeemable Preferred Shares of the Trust.

8.   COMMITMENTS AND CONTINGENCIES

All of the Properties and land were subject to Phase I Environmental Assessments and when appropratie Phase II Environmental Assessments (collectively, the "Environmental Assessments") obtained in contemplation of their acquisition by the Company. The Environmental Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company's operations.

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                 QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  2000       2000      2000      2000       1999      1999       1999      1999
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $100,296  $ 97,152   $ 94,825  $ 91,972   $ 90,149  $ 87,064   $ 84,250  $ 81,468
                                ========  ========   ========  ========   ========  ========   ========  ========
Income before extraordinary
 item                             47,195    45,183     45,782    43,423     39,164    35,928     46,263    34,638
                                ========  ========   ========  ========   ========  ========   ========  ========
Extraordinary item-loss on
 extinguishment of debt                -         -        228     1,875      1,145         -          -         -
                                ========  ========   ========  ========   ========  ========   ========  ========
Net income                        47,195    45,183     45,554    41,548     38,019    35,928     46,263    34,638
                                ========  ========   ========  ========   ========  ========   ========  ========
Net income allocated to
 general partner                  41,980    40,091     40,331    36,869     33,551    32,093     43,252    32,428
                                ========  ========   ========  ========   ========  ========   ========  ========
Net income allocated to
 limited partner                   5,215     5,092      5,223     4,679      4,468     3,835      3,011     2,210
                                ========  ========   ========  ========   ========  ========   ========  ========

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

FOR THE YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate-
 related revenues        $147,519  $ 42,794  $ 50,709  $ 42,956  $ 41,542     $ 42,764    $ 57,353   $102,952   $528,589
Rental property
 expenses and
 real estate taxes         40,954    13,132    11,041     9,674    11,391       10,487      19,710     32,350    148,739
                         --------  --------  --------  --------  --------     --------    --------   --------   --------
Property-level net
 operating income         106,565    29,662    39,668    33,282    30,151       32,277      37,643     70,602    379,850

Other income/
 expenses, net                                                                                                   216,653
                                                                                                                --------
Income before property
 dispositions and
 extraordinary item                                                                                              163,197

Gain on property
 dispositions                                                                                                     18,386

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                              2,103
                                                                                                                --------
Net income                                                                                                      $179,480
                                                                                                                ========
Net income allocated
 to general partner                                                                                             $159,271
                                                                                                                ========
Net income allocated
 to limited partners                                                                                            $ 20,209
                                                                                                                ========

FOR THE YEAR ENDED DECEMBER 31, 1999
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
                                                                                                                ========

FOR THE YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate-
 related revenues        $97,372   $40,383   $37,966   $35,233   $ 33,683      $36,373     $38,865    $63,105   $382,980

Rental property
 expenses and
 real estate taxes        28,103    11,435     7,803     8,002      9,599        8,982      14,879     19,542    108,345
                         -------   -------   -------   -------   --------     --------    --------   --------   --------
Property-level net
 operating income         69,269    28,948    30,163    27,231     24,084       27,391      23,986     43,563    274,635

Other income/
 expenses, net                                                                                                   156,673
                                                                                                                --------
Income before property
 dispositions and
 extraordinary item                                                                                              117,962

Loss on property
 dispositions                                                                                                      1,285

Extraordinary item                                                                                                     -
                                                                                                                --------
Net income                                                                                                      $116,677
                                                                                                                ========
Net income allocated
 to general partner                                                                                             $108,615
                                                                                                                ========
Net income allocated
 to limited partners                                                                                            $  8,062
                                                                                                                ========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    2000        1999        1998
                                                                 ----------  ----------  -----------
Total real estate-related revenues for reportable segments       $ 528,589   $ 466,522   $  382,980
Interest and other                                                   4,374       5,976        5,398
                                                                 ---------   ---------   ----------

Total revenues                                                   $ 532,963   $ 472,498   $  388,378
                                                                 =========   =========   ==========


PRODUCT TYPE INFORMATION                                             REAL ESTATE-RELATED REVENUES
----------------------------------------------------------       -----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    2000        1999         1998
                                                                 ----------  ----------  -----------
Industrial                                                       $ 239,384   $ 225,988   $  192,548
Office                                                             289,205     240,534      190,432
                                                                 ---------   ---------   ----------

Total real estate-related revenues                               $ 528,589   $ 466,522   $  382,980
                                                                 =========   =========   ==========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
------------------------------------------------------------------------------------------------------------------------------

                                SE        New     Lehigh                The
                             Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 2000              $733,465  $262,102  $271,606  $301,997  $250,708     $273,763    $333,866   $577,173   $3,004,680
Additions                     113,708     3,898    20,845    18,531    25,085       29,968      20,254     64,838      297,127
Dispositions                  (26,095)  (12,990)        -   (17,492)   (6,009)           -           -    (36,744)     (99,330)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 2000            $821,078  $253,010  $292,451  $303,036  $269,784     $303,731    $354,120   $605,267   $3,202,477
                             ========  ========  ========  ========  ========     ========    ========   ========   ==========

Accumulated depreciation                                                                                              (334,415)
Development in progress                                                                                                208,486
Land held for development                                                                                              137,402
Other assets                                                                                                           182,405
                                                                                                                    ----------
Total assets December 31, 2000                                                                                      $3,396,355
                                                                                                                   ===========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
------------------------------------------------------------------------------------------------------------------------------

                                SE        New     Lehigh                The
                             Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                             --------  --------  --------  --------  ---------  ------------  --------  ----------  ----------
January 1, 1999              $603,888  $281,889  $250,228  $278,073  $250,455     $259,224    $318,498   $502,870   $2,745,125
Additions                     129,577    28,855    21,378    27,697    15,627       14,539      29,927     96,306      363,906
Dispositions                        -   (48,642)        -    (3,773)  (15,374)           -     (14,559)   (22,003)    (104,351)
                             --------  --------  --------  --------  --------     --------    --------   --------   ----------

December 31, 1999            $733,465  $262,102  $271,606  $301,997  $250,708     $273,763    $333,866   $577,173   $3,004,680
                             ========  ========  ========  ========  ========     ========    ========   ========   ==========

Accumulated depreciation                                                                                              (270,174)
Development in progress                                                                                                138,870
Land held for development                                                                                              111,201
Other assets                                                                                                           133,556
                                                                                                                    ----------
Total assets December 31, 1999                                                                                      $3,118,133
                                                                                                                   ===========

11.  SUBSEQUENT EVENTS

On March 14, 2001, the Company consummated the sale of $250 million principal amount of 7.25% senior notes due 2011. The aggregate net proceeds from such issuance were approximately $246.2 million. The Company used the aggregate net proceeds primarily to pay down the Credit Facility, which is used to fund development and acquisition activity.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                  Malvern, PA         $          -  $    724,058 $            -  $    5,063,275
420 Lapp Road                            Malvern, PA                *         1,054,418              -       6,414,605
747 Dresher Road                         Horsham, PA                    -     1,607,238              -       4,148,133
45-67 Great Valley Parkway               Malvern, PA                *           795,143              -       2,997,927
40 Valley Stream Parkway                 Malvern, PA                *           322,918              -       2,229,636
50 Valley Stream Parkway                 Malvern, PA                    -       323,971              -       2,380,881
20 Valley Stream Parkway                 Malvern, PA                *           465,539              -       5,223,981
800 Town Center Drive                    Langhorne, PA                  -     1,617,149              -       9,606,666
9, 15, 25 Great Valley Parkway           Malvern, PA                *         1,837,050              -      15,156,712
257-275 Great Valley Parkway             Malvern, PA                *           504,611              -       4,508,928
300 Technology Drive                     Malvern, PA                    -       368,626              -       1,303,696
277-293 Great Valley Parkway             Malvern, PA                    -       530,729              -       2,085,105
311 Technology Drive                     Malvern, PA                    -       397,131              -       2,262,778
325 Technology Drive                     Malvern, PA                *           376,444              -       1,852,531
7 Great Valley Parkway                   Malvern, PA                *           176,435              -       4,451,537
55 Valley Stream Parkway                 Malvern, PA                    -       215,005              -       3,428,714
65 Valley Stream Parkway                 Malvern, PA                *           381,544              -       5,195,448
508 Lapp Road                            Malvern, PA                *           331,392              -       1,813,768
10 Valley Stream Parkway                 Malvern, PA                *           509,075              -       2,880,034
333 Phoenixville Pike                    Malvern, PA            2,002,206       523,530              -       3,058,164
30 Great Valley Parkway                  Malvern, PA                    -       128,126              -         355,565
75 Great Valley Parkway                  Malvern, PA                    -       143,074              -         418,889
27-43 Great Valley Parkway               Malvern, PA                *           448,775              -       2,137,673
77-123 Great Valley Parkway              Malvern, PA                *           887,664              -       4,877,563
260 Great Valley Parkway                 Malvern, PA                    -       203,916              -       1,122,866
256 Great Valley Parkway                 Malvern, PA                *           161,098              -       1,888,761
205 Great Valley Parkway                 Malvern, PA                *         1,368,259              -      10,507,952
12,14,16 Great Valley Parkway            Malvern, PA                    -       130,689              -       1,206,020
155 Great Valley Parkway                 Malvern, PA                *           625,147              -       2,258,481
333 Technology Drive                     Malvern, PA                *           157,249              -       2,310,848
510 Lapp Road                            Malvern, PA                *           356,950              -         865,960
181 Wheeler Court                        Langhorne, PA                  -       260,000      1,940,000         157,611
1100 Wheeler Way                         Langhorne, PA                  -       150,000      1,100,000          90,716
60 Morehall Road                         Malvern, PA                    -       865,424      9,285,000       4,724,202
905 Airport Road                         West Chester, PA               -     1,715,000      5,185,000         674,531
1 Country View Road                      Malvern, PA                    -       400,000      3,600,000         469,038
2151 Cabot Boulevard                     Langhorne, PA              *           384,100      3,456,900         264,595
170 South Warner Road                    King of Prussia, PA            -       547,800      3,137,400       2,242,471
190 South Warner Road                    King of Prussia, PA            -       552,201      3,162,600       1,100,792
507 Prudential Road                      Horsham, PA                *           644,900      5,804,100         660,716
100 Witmer Road                          Horsham, PA            8,688,457     3,102,785              -      12,199,070
3100 Horizon Drive                       King of Prussia, PA            -       601,956              -       2,007,248
3300 Horizon Drive                       King of Prussia, PA            -       566,403              -       3,265,294
3500 Horizon Drive                       King of Prussia, PA            -     1,204,838              -       2,531,137
200 Chesterfield Parkway                 Malvern, PA                    -       495,893      2,739,093         220,170
767 Electronic Drive                     Horsham, PA                    -     1,229,685              -       2,746,795
132 Welsh Road                           Horsham, PA                    -     1,333,641              -       3,765,917
5 Country View Road                      Malvern, PA                *           785,168      4,678,632         184,612
3200 Horizon Drive                       King of Prussia, PA        *           928,637              -       4,296,061
3000 Horizon Drive                       King of Prussia, PA        *         1,191,449              -       1,854,147
111-195 Witmer Road                      Horsham, PA                    -       407,005      3,129,058        (109,085)
300 Welsh Road - Bldg. #3                Horsham, PA                    -       180,459      1,441,473         192,088
300 Welsh Road - Bldg. #4                Horsham, PA                    -       282,492      2,256,508       1,036,140
8801 Tinicum Boulevard                   Philadelphia, PA               -     2,474,031              -      42,796,963
440 East Swedesford Road                 King of Prussia, PA            -       717,001      4,816,1221       1,445,025
460 East Swedesford Road                 King of Prussia, PA            -       705,318      4,737,487         533,419
50 Morehall Road                         Malvern, PA                    -       849,576              -      13,046,717
2 Walnut Grove Drive                     Horsham, PA                    -     1,281,870      7,767,374         817,598
5 Walnut Grove                           Horsham, PA                    -     1,065,951              -       9,084,162
200 Gibraltar Road                       Horsham, PA                    -       638,512      5,811,323         734,114
220 Gibraltar Road                       Horsham, PA                    -       629,944      5,733,228          46,309
240 Gibraltar Road                       Horsham, PA                    -       629,944      5,733,234          29,724
151 South Warner Road                    King of Prussia, PA            -     1,218,086      6,937,866         (57,132)
1 Walnut Grove Drive                     Horsham, PA                    -     1,058,901      5,343,606       1,041,557
3604 Horizon Drive                       King of Prussia, PA            -       397,178              -       1,568,644
3606 Horizon Drive                       King of Prussia, PA            -       789,409              -       1,940,816
650 Swedesford Road                      King of Prussia, PA            -       952,910      6,722,830       7,554,683
680 Swedesford Road                      King of Prussia, PA            -       952,361      6,722,830       7,254,738
761 Fifth Avenue                         King of Prussia, PA            -       256,463      2,061,468         420,166
771 Fifth Avenue                         King of Prussia, PA            -       152,455      1,256,908         261,130
1 Great Valley Parkway                   Malvern, PA                    -       419,460      3,792,570         286,731
5 Great Valley Parkway                   Malvern, PA                    -       684,200      6,181,661         435,452
311 Sinclair Road                        Bristol, PA                    -       277,901      1,576,906          16,867
1001 Cedar Hollow Road                   Malvern, PA                    -     1,436,814              -      16,047,698
3 Country View Road                      Malvern, PA                    -       814,279              -       4,954,223
425 Technology Drive                     Malvern, PA                    -       191,115              -       1,840,489
375 Technology Drive                     Malvern, PA                    -       191,114              -       1,765,099
45 Liberty Boulevard                     Malvern, PA                    -     4,380,221              -      15,096,126
100 Chesterfield Parkway                 Malvern, PA                    -     1,320,625              -       6,608,193
181-187 Gibraltar Road                   Horsham, PA                    -       360,550      3,259,984         477,083
104 Rock Road                            Horsham, PA                    -       330,111      2,981,669          22,618

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
123-135 Rock Road                        Horsham, PA                    -       292,360      2,411,677         642,310
111-159 Gibraltar Road                   Horsham, PA                    -       489,032      4,126,151         356,554
161-175 Gibraltar Road                   Horsham, PA                    -       294,673      2,663,722         529,310
103-109 Gibraltar Road                   Horsham, PA                    -       270,905      2,448,500         574,562
261-283 Gibraltar Road                   Horsham, PA                    -       464,870      3,951,972          93,087
210-223 Witmer Road                      Horsham, PA                    -       270,282      2,441,276       1,458,924
231-237 Gibraltar Road                   Horsham, PA                    -       436,952      3,948,963         356,887
100 Gibraltar Road                       Horsham, PA                    -        38,729        349,811           8,621
101 Gibraltar Road                       Horsham, PA                    -       651,990      5,888,989         134,789
506 Prudential Road                      Horsham, PA                    -       208,139        895,470         617,772
113-123 Rock Road                        Horsham, PA                    -       351,072      3,171,001         181,538
101-111 Rock Road                        Horsham, PA                    -       350,562      3,166,389         237,801
120 Gibraltar Road                       Horsham, PA                    -       533,142      4,830,515         100,016
110 Gibraltar Road                       Horsham, PA                    -       673,041      5,776,369         187,909
100-107 Lakeside Drive                   Horsham, PA                    -       239,528      2,163,498         596,642
200-264 Lakeside Drive                   Horsham, PA                    -       502,706      4,540,597         435,581
300-309 Lakeside Drive                   Horsham, PA                    -       369,475      3,338,761       1,456,346
400-445 Lakeside Drive                   Horsham, PA                    -       543,628      4,910,226       1,124,268
104 Witmer Road                          Horsham, PA                    -     1,248,148              -       1,047,215
201 Gibraltar Road                       Horsham, PA                    -       380,127      3,433,433         582,713
3600 Horizon Drive                       King of Prussia, PA            -       236,432      1,856,252          15,352
3602 Horizon Drive                       King of Prussia, PA            -       217,734      1,759,489          95,452
3 Franklin Plaza                         Philadelphia, PA               -     2,483,144              -      31,997,440
400-500 Brandywine Parkway               West Chester, PA               -       845,847      6,809,025         335,949
600 Brandywine Parkway                   West Chester, PA               -       664,899      5,352,410         313,929
2700 Horizon Drive                       King of Prussia, PA            -       764,370              -       3,667,537
2900 Horizon Drive                       King of Prussia, PA            -       679,440              -       3,485,184
2500 Renaissance Boulevard               King of Prussia, PA            -       509,580              -       2,419,031
2300 Renaissance Boulevard               King of Prussia, PA            -       509,579              -       2,599,477
719 Dresher Road                         Horsham, PA                    -       493,426      2,812,067         197,283
2100 Renaissance Boulevard               King of Prussia, PA            -     1,110,111              -       9,300,840
4 Walnut Grove                           Horsham, PA                    -     2,515,115              -       7,324,883
2250 Hickory Road                        Plymouth Meeting, PA   6,025,000     1,015,851      9,175,555         902,000
3400 Horizon Drive                       King of Prussia, PA            -       776,495      3,139,068         954,206
One Ridgewood Place                      Downingtown, PA                -       422,460      2,337,195         456,373
300 Welsh Road                           Horsham, PA                    -       696,060      3,339,991          49,629
600 Chesterfield Parkway                 Malvern, PA                    -     2,013,751              -       8,124,001
700 Chesterfield Parkway                 Malvern, PA                    -     2,013,751              -       8,151,055
6 Terry Drive                            Newtown, PA                    -       622,028      2,228,851          21,322
2520 Renaissance Boulevard               King of Prussia, PA            -     1,020,000              -       4,156,110
18 Great Valley Parkway                  Malvern, PA                    -       394,036      3,976,221          37,147
700 Dresher Road                         Horsham, PA                    -     2,551,777      3,020,638       3,095,849
2201 Renaissance Boulevard               King of Prussia, PA            -             -              -      14,985,814
2540 Renaissance Boulevard               King of Prussia, PA            -             -              -       1,646,361
2560 Renaissance Boulevard               King of Prussia, PA            -             -              -       3,611,880
1501-1513 Grundy's Lane                  Bristol, PA                    -             -              -       3,051,354
825 Duportail Road                       Wayne, PA                      -     5,536,619     16,179,213          19,729
200 Precision Drive                      Horsham, PA                    -     1,559,883      4,759,640       1,693,114
40 Liberty Boulevard                     Malvern, PA                    -     4,241,137     17,737,090       1,975,960
14 Lee Boulevard                         Malvern, PA                *           664,282              -       6,313,660
500 Chesterfield Parkway                 Malvern, PA                *           472,365              -       3,351,334
300-400 Chesterfield Parkway             Malvern, PA                *           937,212              -       4,800,940
150 Mid-Atlantic Parkway                 West Deptford, NJ              -        86,968        304,672         225,536
1370 Imperial Way                        West Deptford, NJ              -       297,000      4,373,155         571,364
8 Stow Road                              Marlton, NJ                    -       172,600      1,704,436         113,550
10 Stow Road                             Marlton, NJ                    -       147,000      1,451,537          70,349
12 Stow Road                             Marlton, NJ                    -       103,300      1,021,036         214,348
14 Stow Road                             Marlton, NJ                    -        93,100        920,336         186,792
1300 Metropolitan Avenue                 West Deptford, NJ              -       220,000      1,980,000          37,266
701A Route 73 South                      Marlton, NJ                    -       264,387      3,772,000       2,319,276
701C Route 73 South                      Marlton, NJ                    -        84,949      1,328,000         346,116
1008 Astoria Boulevard                   Cherry Hill, NJ                -        27,120        424,880         388,778
1475 Imperial Way                        West Deptford, NJ              -        54,000        846,000         210,159
3000 Atrium Way                          Mt. Laurel, NJ             *           500,000      4,500,000       3,270,246
750 Cardinal Drive                       Pureland, NJ                   -       230,000      2,070,000         659,584
11000, 15000 Commerce Parkway            Mt. Laurel, NJ                 -       310,585      4,394,900        (685,448)
12000, 14000 Commerce Parkway            Mt. Laurel, NJ                 -       361,800      3,285,817         239,477
16000, 18000 Commerce Parkway            Mt. Laurel, NJ                 -       289,700      2,512,683         439,227
400 Lippincott Drive                     Marlton, NJ                    -        69,402              -       3,079,570
406 Lippincott Drive                     Marlton, NJ                    -       321,455      1,539,870         794,538
234 High Hill Road                       Bridgeport, NJ             *           249,472      1,477,515         359,119
101 Arlington Boulevard                  Bridgeport, NJ                 -         6,368              -       4,602,081
100 Berkeley Drive                       Bridgeport, NJ             *           395,160      1,915,215         226,378
301 Lippincott Drive                     Marlton, NJ                    -     1,069,837      4,780,163         412,504
303 Lippincott Drive                     Marlton, NJ                    -     1,069,837      4,780,163         366,835
510-512 Sharptown Road                   Bridgeport, NJ             *           125,410      1,072,683          47,779
901 Route 73                             Marlton, NJ                    -       334,411      2,733,314          99,641
1300 Route 73 North                      Marlton, NJ                *           449,400      3,074,850         789,651
512 Sharptown Road                       Bridgeport, NJ             *           180,468      1,543,617         199,921
201 Berkeley Drive                       Bridgeport, NJ                 -       270,880              -       4,682,325
404 Lippincott Drive                     Marlton, NJ                    -       131,896              -       1,650,431
104 Gaither Drive                        Mt. Laurel, NJ                 -       132,075      1,151,988         221,476
402 Lippincott Drive                     Marlton, NJ                    -       131,896              -       1,632,284

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
300 Commodore Drive                      Bridgeport, NJ                 -       417,695              -       5,290,036
3000 Lincoln Drive                       Mt. Laurel, NJ                 -       284,051      2,458,155       1,229,406
6000 Commerce Parkway                    Mt. Laurel, NJ                 -       234,150      2,022,683         140,318
7000 Commerce Parkway                    Mt. Laurel, NJ                 -       260,014      2,236,684         206,721
8000 Commerce Parkway                    Mt. Laurel, NJ                 -       234,814      1,995,098         108,185
9000 Commerce Parkway                    Mt. Laurel, NJ                 -       286,587      2,474,820          73,196
1000 Briggs Road                         Mt. Laurel, NJ                 -       288,576      2,546,537         268,314
1025 Briggs Road                         Mt. Laurel, NJ         1,831,307       430,990      3,714,828         380,913
1020 Briggs Road                         Mt. Laurel, NJ                 -       494,334              -       2,897,687
9 Stow Road                              Marlton, NJ                    -       652,642      1,765,065         269,780
2000 Crawford Place                      Mt. Laurel, NJ                 -       310,831      2,797,744       1,571,702
1351 Metropolitan Avenue                 West Deptford, NJ              -       189,465      1,728,789          26,638
650 Grove Road                           West Deptford, NJ              -       267,215      2,438,323         242,098
400 Grove Road                           West Deptford, NJ              -       145,009      1,323,085         116,749
5000 Dearborn Court                      Mt. Laurel, NJ                 -     1,057,763      4,191,827         121,424
515 Heron Drive                          Bridgeport, NJ         1,366,779       334,017      2,367,538          18,266
500 Sharptown Road                       Bridgeport, NJ         1,305,569       300,404      2,645,235          57,191
625 Heron Drive                          Bridgeport, NJ             *           180,226        908,953          15,633
605 Heron Drive                          Bridgeport, NJ           576,544       265,381      1,046,866          37,508
510 Heron Drive                          Bridgeport, NJ         5,883,829       790,334      7,901,878         256,860
522 Pedricktown Road                     Bridgeport, NJ             *           176,310      1,360,293          19,550
530 Pedricktown Road                     Bridgeport, NJ             *           350,813      1,901,471          31,304
540 Pedricktown Road                     Bridgeport, NJ         3,073,900       531,280      4,532,010        (158,166)
230 High Hill Road                       Bridgeport, NJ         5,577,494     1,418,000      8,860,843           7,883
3 Mallard Court                          Bridgeport, NJ             *           417,893      2,447,865           9,336
730 Cardinal Drive                       Bridgeport, NJ             *           576,598      1,780,345          46,341
405 Heron Drive                          Bridgeport, NJ         9,153,639     2,167,471     18,120,223         252,555
100 Eagle Road                           Bridgeport, NJ         1,041,065       256,491      1,434,429          20,524
250 High Hill Road                       Bridgeport, NJ         1,701,764       246,479      2,269,440         168,859
508 Center Square Road                   Bridgeport, NJ         1,561,637       453,341      3,458,248             940
602 Heron Drive                          Bridgeport, NJ             *           524,728      2,240,478           7,650
300 Eagle Court                          Bridgeport, NJ                 -     1,135,989      1,872,753          17,507
500 Center Square Road                   Bridgeport, NJ                 -     1,338,839      6,186,541          20,613
1001 Briggs Road                         Mt. Laurel, NJ                 -       701,705      3,505,652         718,225
1960 Cuthbert Boulevard                  Cherry Hill, NJ                -       321,700      1,291,557         215,459
1970 Cuthbert Boulevard                  Cherry Hill, NJ                -       321,699      1,291,558          51,634
10000 & 11000 Route 73                   Marlton, NJ                    -       715,705      2,579,524         494,040
800 Arlington Boulevard                  Bridgeport, NJ                 -     1,687,500              -       6,721,163
1015 Briggs Road                         Mt Laurel, NJ                  -       356,987              -       3,304,460
1655 Valley Center Parkway               Bethlehem, PA                  -       214,431              -       1,867,129
6560 Stonegate Drive                     Allentown, PA                  -       458,281              -       2,351,219
6370 Hedgewood Drive                     Allentown, PA                  -       540,795              -       3,088,666
6390 Hedgewood Drive                     Allentown, PA                  -       707,203              -       2,599,598
1495 Valley Center Parkway               Bethlehem, PA                  -       434,640              -       3,602,099
6350 Hedgewood Drive                     Allentown, PA                  -       360,027              -       3,170,858
6330 Hedgewood Drive                     Allentown, PA                  -       531,267              -       4,497,196
1550 Valley Center Parkway               Bethlehem, PA                  -       196,954              -       3,183,754
1560 Valley Center Parkway               Bethlehem, PA                  -       240,069              -       3,884,413
6580 Snowdrift Road                      Allentown, PA                  -       388,329              -       2,603,461
1510 Valley Center Parkway               Bethlehem, PA                  -       312,209              -       3,361,739
1530 Valley Center Parkway               Bethlehem, PA                  -       211,747              -       2,652,949
6540 Stonegate Drive                     Allentown, PA                  -       422,042              -       3,596,669
974 Marcon Boulevard                     Allentown, PA                  -       143,500              -       2,193,457
964 Marcon Boulevard                     Allentown, PA                  -       138,816              -       1,549,582
764 Roble Road                           Allentown, PA                  -       141,069              -         794,167
3174 Airport Road                        Allentown, PA                  -        98,986              -       1,105,397
2196 Avenue C                            Allentown, PA                  -       101,159              -       1,220,963
2202 Hanger Place                        Allentown, PA                  -       137,439              -       1,317,610
2201 Hanger Place                        Allentown, PA                  -       128,454              -       1,435,578
954 Marcon Boulevard                     Allentown, PA                  -       103,665              -       1,138,585
57 South Commerce Way                    Allentown, PA                  -       390,839      2,701,161         165,518
754 Roble Road                           Allentown, PA                  -       162,115      1,731,885         119,096
894 Marcon Boulevard                     Allentown, PA                  -       117,134      1,048,866          75,282
744 Roble Road                           Allentown, PA                  -       159,771      1,734,229         201,141
944 Marcon Boulevard                     Allentown, PA                  -       118,521      1,435,479         197,835
1685 Valley Center Parkway               Allentown, PA                  -       244,029              -       2,056,294
6520 Stonegate Drive                     Allentown, PA                  -       453,315              -       1,842,826
7437 Industrial Boulevard                Allentown, PA                  -       717,488      5,022,413       1,423,665
2041 Avenue C                            Allentown, PA              *           213,599      1,095,217          77,333
2124 Avenue C                            Allentown, PA              *           289,197      1,039,835          55,269
7339 Industrial Boulevard                Allentown, PA                  -     1,187,777              -       5,782,443
7384 Penn Drive                          Allentown, PA              *           651,696      2,286,518         476,281
7144 Daniels Drive                       Allentown, PA                  -     2,390,217      2,342,761       3,563,435
7620 Cetronia Road                       Allentown, PA                  -     1,091,806      3,851,456         369,592
939 Marcon Boulevard                     Allentown, PA              *         2,220,414      4,524,393         743,702
100 Brodhead Road                        Bethlehem, PA              *           429,416      2,919,588         196,779
1455 Valley Center Parkway               Bethlehem, PA                  -       670,290              -       3,642,744
1640 Valley Center Parkway               Bethlehem, PA                  -       359,000              -       2,412,319
1650 Valley Center Parkway               Allentown, PA                  -       359,000              -       2,213,935
1660 Valley Center Parkway               Bethlehem, PA                  -       359,000              -       2,153,735
400 Nestle Way                           Allentown, PA         26,391,218     8,065,500              -      26,453,992
83 South Commerce Way                    Bethlehem, PA                  -       143,661        888,128         294,277
85 South Commerce Way                    Bethlehem, PA                  -       236,708        987,949          93,068

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
87 South Commerce Way                    Bethlehem, PA                  -       253,886      1,062,881          82,257
89 South Commerce Way                    Bethlehem, PA                  -       320,000              -       1,797,377
7248 Industrial Boulevard                Allentown, PA                  -     2,670,849     13,307,408         783,313
95 Highland Avenue                       Bethlehem, PA                  -       430,593      3,182,080         300,616
236 Brodhead Road                        Bethlehem, PA                  -       376,962      4,672,683          24,861
1525 Valley Center Parkway               Allentown, PA                  -       475,686              -       7,453,047
6620 Grant Way                           Allentown, PA                  -       430,824      1,915,923           6,338
700 Nestle Way                           Allentown, PA                  -     3,473,119              -      16,886,630
7562 Penn Drive                          Allentown, PA                  -       269,614        844,069          82,669
7277 Williams Avenue                     Allentown, PA                  -       462,964      1,449,009         151,827
7355 Williams Avenue                     Allentown, PA                  -       489,749      1,658,091         138,947
794 Roble Boulevard                      Allentown, PA                  -     1,147,541      6,088,041          85,553
6923 Schantz Spring Road                 Allentown, PA                  -     1,127,805      3,309,132         146,571
2600 Beltline Avenue                     Reading, PA                    -       558,902      2,234,167          18,193
7132 Daniels Drive                       Allentown, PA                  -     1,623,326      3,464,626       3,887,156
3985 Adler Place                         Bethlehem, PA                  -       705,367      3,915,820         475,150
8014 Industrial Boulevard                Allentown, PA                  -     4,019,258              -       8,692,231
651 Boulder Drive                        Allentown, PA                  -     4,308,646              -      13,108,539
7028 Snowdrift Road                      Allentown, PA                  -       520,473        959,279         123,339
180 Cochrane Drive                       Annapolis, MD                  -             -              -          85,098
190 Cochrane Drive                       Annapolis, MD                  -     3,670,256              -      16,367,148
8280 Patuxent Range Drive                Columbia, MD                   -       181,601              -       1,334,693
7178-80 Columbia Gateway                 Columbia, MD                   -     1,569,237      4,786,887         686,366
9770 Patuxent Woods Drive                Columbia, MD                   -       341,663      3,033,309          13,582
9780 Patuxent Woods Drive                Columbia, MD                   -       218,542      1,940,636           7,254
9790 Patuxent Woods Drive                Columbia, MD                   -       243,791      2,164,094          12,536
9810 Patuxent Woods Drive                Columbia, MD                   -       266,684      2,366,901           9,127
9800 Patuxent Woods Drive                Columbia, MD                   -       299,100      2,654,069          64,816
9820 Patuxent Woods Drive                Columbia, MD                   -       237,779      2,110,835          27,196
9830 Patuxent Woods Drive                Columbia, MD                   -       296,262      2,628,933          76,787
9050 Red Branch Road                     Columbia, MD                   -       290,950      2,577,153         311,153
4606 Richlynn Drive                      Belcamp, MD                    -       299,600      1,818,861           7,108
8945-8975 Guilford Road                  Columbia, MD                   -     2,428,795      7,493,740         206,539
7317 Parkway Drive                       Hanover, MD                    -     1,104,359      1,959,671           4,319
9101,9111,9115 Guilford Road             Columbia, MD                   -       758,951              -       3,341,366
9125,9135,9145 Guilford Road             Columbia, MD                   -       900,154              -       5,714,809
1751 Bluehills Drive                     Roanoke, VA                    -     1,063,728      8,500,677         101,951
4300 Carolina Avenue                     Richmond, VA                   -     2,007,717     14,927,608         453,894
301 Hill Carter Parkway                  Richmond, VA                   -       659,456      4,836,010          63,204
4001 Carolina Avenue                     Richmond, VA                   -        29,443        215,914          39,613
5600-5626 Eastport Boulevard             Richmond, VA               *           489,941      3,592,900         159,829
5650-5674 Eastport Boulevard             Richmond, VA               *           644,384      4,025,480         143,071
5700 Eastport Boulevard                  Richmond, VA               *           408,729      2,697,348          43,619
3432 Holland Road                        Virginia Beach, VA             -       173,527        790,515          11,088
4880 Cox Road                            Glen Allen, VA             *           743,898      4,499,807       1,240,830
4101- 4127 Carolina Avenue               Richmond, VA               *           310,854      2,279,597          94,361
4201-4261 Carolina Avenue                Richmond, VA               *           693,203      5,083,493         611,020
4263-4299 Carolina Avenue                Richmond, VA                   -       256,203      2,549,649       1,090,700
4301-4335 Carolina Avenue                Richmond, VA                   -       223,696      1,640,435         118,590
4337-4379 Carolina Avenue                Richmond, VA               *           325,303      2,385,557         762,699
4501-4549 Carolina Avenue                Richmond, VA               *           486,166      3,565,211         132,919
4551-4593 Carolina Avenue                Richmond, VA               *           474,360      3,478,646         134,574
4601-4643 Carolina Avenue                Richmond, VA               *           652,455      4,784,675         347,182
4645-4683 Carolina Avenue                Richmond, VA               *           404,616      2,967,187       1,016,363
4447-4491 Carolina Avenue                Richmond, VA                   -       454,056      2,729,742          95,150
4401-4445 Carolina Avenue                Richmond, VA               *           615,038      4,510,272         147,025
12 S. Third Street                       Richmond, VA                   -        40,539        184,682          14,982
9601 Cosner Drive                        Fredericksburg, VA         *           475,262      3,917,234         148,902
315 Cardiff Valley Road                  Knoxville, TN                  -       443,305      2,950,903          42,487
2300 East Parham Road                    Richmond, VA                   -       221,947      1,011,088          14,181
5601-5659 Eastport Boulevard             Richmond, VA               *           705,660              -       5,093,142
5900 Eastport Boulevard                  Richmond, VA               *           676,661              -       4,956,324
4717-4729 Eubank Road                    Richmond, VA               *           449,447      3,294,697         148,882
4263F-N Carolina Avenue                  Richmond, VA               *            91,475              -       1,631,649
1821 Battery Dantzler Road               Chester, VA                    -       394,212      3,035,113          28,070
5000 Cox Road                            Glen Allen, VA             *           770,214      3,685,248          48,731
5500 Cox Road                            Glen Allen, VA             *           443,485              -       2,649,768
510 Eastpark Court                       Richmond, VA               *           261,961      2,110,874          37,383
520 Eastpark Court                       Richmond, VA               *           486,118      4,083,582          69,899
13001 Kingston Avenue                    Richmond, VA                   -       376,584              -       2,029,339
5701-5799 Eastport Boulevard             Richmond, VA                   -       694,644              -       5,315,396
4801 Cox Road                            Glen Allen, VA                 -     1,072,895              -       8,858,737
600 H P Way                              Richmond, VA                   -       146,126              -       7,306,398
500 H P Way                              Richmond, VA                   -       142,692              -       6,312,994
701 Liberty Way                          Richmond, VA               *           171,711              -       4,978,263
4198 Cox Road                            Glen Allen, VA                 -       670,292      3,839,245         272,773
4510 Cox Road                            Glen Allen, VA                 -     1,010,024      7,151,729         252,216
2809 South Lynnhaven Road                Virginia Beach, VA             -       953,590      6,142,742         459,806
200 Golden Oak Court                     Virginia Beach, VA         *         1,116,693      6,770,480         531,463
208 Golden Oak Court                     Virginia Beach, VA         *           965,177      6,728,717         250,407
1 Enterprise Parkway                     Hampton, VA                    -       974,675      5,579,869         337,804
22 Enterprise Parkway                    Hampton, VA                    -     1,097,368      6,760,778         325,766
530 Eastpark Court                       Richmond, VA                   -       266,883              -       2,750,734

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
484 Viking Drive                         Virginia Beach, VA             -       891,752      3,607,890         135,903
10430 Lakeridge Parkway                  Ashland, VA                *           421,267      3,770,870          61,244
10456 Lakeridge Parkway                  Ashland, VA                *           409,261      3,663,754          62,551
3829-3855 Gaskins Road                   Richmond, VA                   -       364,166      3,264,114           6,679
629 Phoenix Drive                        Virginia Beach, VA             -       371,694      2,108,097          16,966
11838 Rock Landing Drive                 Newport News, VA               -       673,942      2,111,481         370,463
11844 Rock Landing Drive                 Newport News, VA               -       326,774      1,391,561          93,291
11832 Rock Landing Drive                 Newport News, VA               -       299,066      1,419,266          49,869
11846 Rock Landing Drive                 Newport News, VA               -       299,066      1,419,266       4,936,823
10800 Nuckols Boulevard                  Richmond, VA                   -     1,432,462              -      14,357,467
5700 Cleveland Street                    Virginia Beach, VA             -       700,112      9,592,721         618,250
801 Liberty Way                          Richmond, VA                   -       780,000              -       6,019,815
5 Manhattan Square                       Hampton, VA                    -       207,368              -       1,562,803
4523 Green Point Drive                   High Point, NC                 -       234,564              -       2,387,592
4501 Green Point Drive                   High Point, NC                 -       319,289              -       2,282,632
4500 Green Point Drive                   High Point, NC                 -       230,622              -       2,111,118
2427 Penny Road                          High Point, NC         5,410,825     1,165,664              -       6,182,530
4524 Green Point Drive                   High Point, NC             *           182,810              -       2,131,996
4328, 4336 Federal Drive                 High Point, NC         5,796,898       521,122              -       7,672,195
200 Centreport Drive                     Greensboro, NC             *           331,400      3,768,600         350,313
4344 Federal Drive                       High Point, NC             *           484,001              -       2,334,267
202 Centreport Drive                     Greensboro, NC             *           549,948      5,360,462         394,838
101 Centreport Drive                     Greensboro, NC                 -       826,237              -       7,727,514
4000 Piedmont Parkway                    High Point, NC             *           592,885      4,825,615         402,144
4380 Federal Drive                       High Point, NC                 -       282,996              -       2,112,454
4388 Federal Drive                       High Point, NC                 -       143,662              -       1,118,535
6532 Judge Adams Road                    Rock Creek, NC                 -       354,903              -       3,491,165
6530 Judge Adams Road                    Rock Creek, NC                 -       305,820              -       4,458,196
3860 Faber Place                         N. Charleston, SC          *           796,656      1,974,359         132,857
4055 Faber Place                         N. Charleston, SC          *           882,351      4,794,144         143,649
3820 Faber Place                         N. Charleston, SC          *           506,558      2,365,146         261,750
3875 Faber Place                         N. Charleston, SC          *         1,164,530              -       5,771,687
150 Ridgeview Center Drive               Duncan, SC                 *           711,352      8,056,324         929,642
1320 Garlington Road                     Greenville, SC             *           398,540      1,761,533          26,337
420 Park Avenue                          Greenville, SC             *           522,548      2,730,261         553,372
1 Alliance Drive                         Goose Creek, SC                -       662,422              -       2,655,438
4160 Mendenhall Oaks Parkway             High Point, NC                 -       285,882              -       3,031,093
4194 Mendenhall Oaks Parkway             High Point, NC                 -       102,372              -       2,385,070
4196 Mendenhall Oaks Parkway             High Point, NC                 -        66,731              -       2,126,982
4170 Mendenhall Oaks Parkway             High Point, NC                 -       143,699              -       2,028,031
4180 Mendenhall Oaks Parkway             High Point, NC                 -       121,329              -       1,759,812
4050 Piedmont Parkway                    High Point, NC                 -       801,902              -      18,153,553
One Independence Pointe                  Greenville, SC                 -       780,881      6,199,230         159,760
55 Beattie Place                         Greenville, SC                 -     2,643,105     23,439,801         830,099
75 Beattie Place                         Greenville, SC             *         2,406,646     17,400,939         474,990
7736 McCloud Road                        Greensboro, NC                 -       591,795      5,895,312         207,856
15 Brendan Way                           Greenville, SC                 -       614,191      3,012,019         866,497
200 Meeting Street                       Charleston, SC                 -     4,027,429     29,542,711       1,018,429
7500 West 110th Street                   Overland Park, KS              -     2,380,493      9,575,474         208,344
3955 Faber Place                         Charleston, SC                 -       381,887              -       6,658,620
4300 Federal Drive                       High Point, NC                 -       264,038              -       1,616,281
4135 Mendenall Oaks Parkway              High Point, NC                 -       499,500              -       2,236,843
3825 Faber Place                         N. Charleston, SC              -       245,367              -       1,091,214
1020 North Point Industrial Boulevard    Hanahan, SC                    -     1,432,143      8,597,266          38,400
1730 Stebbins Drive                      Houston, TX                    -       143,258              -         428,581
5911-5925 Richard Street                 Jacksonville, FL               -       275,582              -         508,059
8383-8385 Baycenter Road                 Jacksonville, FL               -        63,703              -         651,009
8775 Baypine Road                        Jacksonville, FL               -       906,804              -       3,142,795
8539 Western Way                         Jacksonville, FL               -       328,133              -       3,188,953
6255 Lake Gray Boulevard                 Jacksonville, FL               -       813,067              -       3,431,250
6600-6800 Suemac Place                   Jacksonville, FL               -       210,804              -       1,901,839
6800-6850 Suemac Place                   Jacksonville, FL               -       121,077              -       1,136,702
8665,8667,8669 Baypine Road              Jacksonville, FL               -       966,552              -       4,014,445
8540 Baycenter Road                      Jacksonville, FL               -       445,603              -       1,371,536
1200 Gulf Life Drive                     Jacksonville, FL               -     1,028,864              -      20,109,512
8400 Baymeadows Way                      Jacksonville, FL               -       557,682              -       2,332,300
8614 Baymeadows Way                      Jacksonville, FL               -       290,291              -       1,110,880
5941-5975 Richard Street                 Jacksonville, FL               -       583,622              -       1,113,225
7970 Bayberry Road                       Jacksonville, FL               -       127,520              -       1,237,972
6000-6030 Bowdendale Avenue              Jacksonville, FL               -       275,475              -       1,690,506
7898 Baymeadows Way                      Jacksonville, FL               -       561,802              -       1,972,330
5977-6607 Richard Street                 Jacksonville, FL               -       180,033              -       1,565,681
7910 & 7948 Baymeadows Way               Jacksonville, FL               -       210,299              -       2,718,897
7954 & 7960 Baymeadows Way               Jacksonville, FL               -       291,312              -       2,980,181
8787 Baypine Road                        Jacksonville, FL               -     2,076,306              -      35,605,962
7077 Bonneval Road                       Jacksonville, FL               -       768,000      5,789,000       1,179,765
4190 Belfort Road                        Jacksonville, FL               -       821,000      5,866,000       1,722,110
8011, 8021, 8031 Phillips Highway        Jacksonville, FL               -       626,250      3,548,750       1,240,619
7020 AC Skinner Parkway                  Jacksonville, FL           *           398,258              -       2,455,785
7022 AC Skinner Parkway                  Jacksonville, FL           *           706,935              -       3,109,161
11777 Central Highway                    Jacksonville, FL               -        92,207        429,997       1,925,123
4345 Southpoint Parkway                  Jacksonville, FL               -             -              -       8,752,272
7016 AC Skinner Parkway                  Jacksonville, FL               -       597,181              -       2,326,446

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
7018 AC Skinner Parkway                  Jacksonville, FL               -       840,996              -       4,107,395
7014 AC Skinner Parkway                  Jacksonville, FL               -       574,198              -       3,289,779
6620 Southpoint Parkway                  Jacksonville, FL               -       614,602      4,267,477         507,971
7980 Bayberry Road                       Jacksonville, FL               -       330,726      1,338,101          17,776
9600 Satellite Boulevard                 Orlando, FL                    -       252,850      1,297,923          58,374
9700 Satellite Boulevard                 Orlando, FL                    -       405,362      1,146,546         107,538
1902 Cypress Lake Drive                  Orlando, FL                    -       523,512      3,191,790         902,756
9550 Satellite Boulevard                 Orlando, FL                    -       574,830              -       2,022,846
8250 & 8256 Exchange Place               Orlando, FL                    -       622,413      2,507,842         246,209
6600 Southpoint Parkway                  Jacksonville, FL               -       998,432      4,055,727         267,710
6700 Southpoint Parkway                  Jacksonville, FL               -       620,720      2,989,746         499,470
4801 Executive Park Court - 100          Jacksonville, FL           *           554,993      2,993,277         438,809
4801 Executive Park Court - 200          Jacksonville, FL           *           370,016      1,995,518              47
4810 Executive Park Court                Jacksonville, FL           *           369,694      3,045,639          47,683
6602 Executive Park Court - 100          Jacksonville, FL           *           388,519      2,095,293         106,894
6602 Executive Park Court - 200          Jacksonville, FL           *           296,015      1,596,347           3,485
6631 Executive Park Court - 100          Jacksonville, FL           *           251,613      1,356,849              50
6631 Executive Park Court - 200          Jacksonville, FL           *           406,561      2,195,070         169,457
4815 Executive Park Court - 100          Jacksonville, FL           *           366,317      1,975,393          71,533
4815 Executive Park Court - 200          Jacksonville, FL           *           462,522      2,494,397         129,584
4825 Executive Park Court                Jacksonville, FL           *           601,278      3,242,491           4,918
4820 Executive Park Court                Jacksonville, FL           *           555,174      2,693,130         516,934
10511 & 10611 Satellite Boulevard        Orlando, FL                    -       517,554      2,568,186         208,368
1400-1440 Central Florida Parkway        Orlando, FL                    -       518,044      2,561,938          68,586
6601 Executive Park Circle North         Jacksonville, FL               -       551,250      3,128,361             640
1300 Riverplace Boulevard                Jacksonville, FL               -     1,804,259      7,755,572         665,225
4901 Belfort Road                        Jacksonville, FL               -       877,964      2,360,742       1,841,852
16445 Air Center Boulevard               Houston, TX                    -       363,339      2,509,186           8,662
16405 Air Center Boulevard               Houston, TX                    -       438,852      3,030,396          91,653
2216 Directors Row                       Orlando, FL                    -       453,918      2,572,202           5,451
7460 Chancellor Drive                    Orlando, FL                    -       266,555        902,949         246,252
1901 Summit Tower Boulevard              Maitland, FL                   -     6,078,791     12,348,567       1,108,417
3701-3727 Vineland Road                  Orlando, FL                    -       767,929      2,096,504          62,103
4899 Belfort Road                        Jacksonville, FL               -     1,299,201              -       7,865,694
4905 Belfort Street                      Jacksonville, FL               -       638,154              -       3,000,623
16580 Air Center Boulevard               Houston, TX                    -       289,000      3,559,857         (12,162)
7251 Salisbury Road                      Jacksonville, FL               -             -              -       2,755,235
7622 Bald Cypress Place                  Tampa, FL                      -             -              -       1,378,727
10245 Centurion Parkway North            Jacksonville, FL               -       852,645      3,510,889         471,185
1755 Trans Central Drive                 Houston, TX                    -       293,534      3,036,269           9,816
5501-5519 Pioneer Park Boulevard         Tampa, FL                      -       162,000      1,613,000         186,498
5690-5694 Crenshaw Street                Tampa, FL                      -       181,923      1,812,496         155,404
3102,3104,3110 Cherry Palm Drive         Tampa, FL                      -       503,767      2,787,585         387,680
8401-8408 Benjamin Road                  Tampa, FL                      -       789,651      4,454,648         458,819
3501 Riga Boulevard                      Tampa, FL                      -       617,288      3,048,379         118,966
111 Kelsey Land                          Tampa, FL                      -       359,540      1,461,850         398,869
7930, 8010-20 Woodland Center Boulevard  Tampa, FL                  *         1,408,479      5,247,246         217,980
7920 Woodland Center Boulevard           Tampa, FL                  *         1,382,648      2,445,444         104,336
8154-8198 Woodland Center Boulevard      Tampa, FL                  *           399,088      2,868,834          38,699
8112-42 Woodland Center Boulevard        Tampa, FL                  *           513,263      3,230,239          13,495
8212 Woodland Center Boulevard           Tampa, FL                  *           820,883      2,322,720          14,210
131 Kelsey Lane                          Tampa, FL                      -       511,463              -       4,450,331
7724 Woodland Center Boulevard           Tampa, FL                      -       235,893              -       2,087,523
7802-50 Woodland Center Boulevard        Tampa, FL                      -       357,364              -       2,542,091
7852-98 Woodland Center Boulevard        Tampa, FL                      -       357,364              -       2,454,676
8921 Brittany Way                        Tampa, FL                      -       255,583      1,063,882         827,162
5250 Eagle Trail Drive                   Tampa, FL                      -       952,860              -       3,457,917
7725 Woodland Center Boulevard           Tampa, FL                      -       553,335              -       3,225,752
8001 Woodland Center Boulevard           Tampa, FL                      -       350,407              -       2,240,422
4630 Woodland Corporate Boulevard        Tampa, FL                      -       943,169              -      12,281,483
701-725 South US Highway 301             Tampa, FL                      -       654,259              -       3,107,406
4502 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       3,997,244
9001-9015 Brittany Way                   Tampa, FL                      -             -              -       1,605,279
4508 Woodland Corporate Boulevard        Tampa, FL                      -       498,598              -       3,120,053
1701 Clint Moore Boulevard               Boca Raton, FL                 -     1,430,884      3,043,553          52,741
4555 Riverside Drive                     Beach Gardens, FL              -       805,672      5,782,360          16,905
2500 Metrocentre Boulevard               West Palm Beach, FL            -       238,362      1,534,926          58,604
2540 Metrocentre Boulevard               West Palm Beach, FL            -       165,071      1,058,736         259,647
2541 Metrocentre Boulevard               West Palm Beach, FL            -       145,091        379,318         699,936
2580 Metrocentre Boulevard               West Palm Beach, FL            -       256,479      1,651,602          22,635
2581 Metrocentre Boulevard               West Palm Beach, FL            -       189,359      1,218,712         178,117
1101 Northpoint Parkway                  West Palm Beach, FL            -       258,607      1,462,432          85,808
3223 Commerce Place                      West Palm Beach, FL            -       501,843      2,012,290          58,691
801 Northpoint Parkway                   West Palm Beach, FL            -       459,284      2,597,108          10,993
5410 - 5430 Northwest 33rd Avenue        Ft. Lauderdale, FL             -       603,776      4,176,238         263,902
6500 NW 12th Avenue                      Ft. Lauderdale, FL             -         7,099      3,046,309          32,003
6600 NW 12th Avenue                      Ft. Lauderdale, FL             -         7,103      3,047,462         229,498
1500 SW 5th Court                        Pompano Beach, FL              -       972,232      3,892,085          35,118
1651 SW 5th Court                        Pompano Beach, FL              -       203,247        811,093          22,478
1601 SW 5th Court                        Pompano Beach, FL              -       203,247        811,093          50,505
1501 SW 5th Court                        Pompano Beach, FL              -       203,247        811,093          22,164
1400 SW 6th Court                        Pompano Beach, FL              -     1,157,049      4,620,956          61,101
1405 SW 6th Court                        Pompano Beach, FL              -       392,138      1,565,787          28,214

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
595 SW 13th Terrace                      Pompano Beach, FL              -       359,933      1,437,116          37,167
601 SW 13th Terrace                      Pompano Beach, FL              -       164,414        655,933          24,625
605 SW 16th Terrace                      Pompano Beach, FL              -       310,778      1,238,324           1,046
2440-2478 Metrocentre Boulevard          West Palm Beach, FL            -       470,214      2,120,555          41,954
951 Broken Sound Parkway                 Boca Raton, FL         2,895,004     1,426,251      6,098,952         144,736
3400 Lakeside Drive                      Miramar, FL                    -     2,022,153     11,345,881         365,334
3450 Lakeside Drive                      Miramar, FL                    -     2,022,152     11,357,143         176,180
3350 SW 148th Avenue                     Miramar, FL                    -     2,960,510              -      14,954,164
13650 NW 8th Street                      Sunrise, FL                    -       558,223      2,171,930          25,689
13630 NW 8th Street                      Sunrise, FL                    -       659,796      2,596,275         140,739
777 Yamato Road                          Boca Raton, FL                 -     4,101,247     16,077,347       2,501,475
1801 Clint Moore Road                    Boca Raton, FL                 -     1,065,068      4,481,644         209,548
6601-6625 W. 78th Street                 Bloomington, MN                -     2,263,060              -      38,625,770
2905 Northwest Boulevard                 Plymouth, MN                   -       516,921      4,646,342         494,584
2800 Campus Drive                        Plymouth, MN                   -       395,366      3,554,512         174,861
2955 Xenium Lane                         Plymouth, MN                   -       151,238      1,370,140         255,706
9401-9443 Science Center Drive           New Hope, MN                   -       431,295      3,888,684         215,111
6321-6325 Bury Drive                     Eden Prairie, MN               -       462,877      4,151,790         173,969
7115-7173 Shady Oak Road                 Eden Prairie, MN               -       454,974      4,089,410         407,175
7660-7716 Golden Triangle Drive          Eden Prairie, MN               -       568,706      5,115,177       1,340,106
7400 Flying Cloud Drive                  Eden Prairie, MN               -       195,983      1,762,027          55,417
10301-10305 West 70th Street             Eden Prairie, MN               -       120,622      1,085,226          80,401
10321 West 70th Street                   Eden Prairie, MN               -       145,198      1,305,700          32,908
10333 West 70th Street                   Eden Prairie, MN               -       110,746        995,868          28,179
10349-10357 West 70th Street             Eden Prairie, MN               -       275,903      2,481,666         259,683
10365-10375 West 70th Street             Eden Prairie, MN               -       291,077      2,618,194         184,438
10393-10394 West 70th Street             Eden Prairie, MN               -       269,618      2,423,318         246,692
7078 Shady Oak Road                      Eden Prairie, MN               -       343,093      3,085,795          47,532
10400 Viking Drive                       Eden Prairie, MN               -     2,912,390              -      21,451,179
5600 & 5610 Rowland Road                 Minnetonka, MN                 -       828,650      7,399,409         697,928
2920 Northwest Boulevard                 Plymouth, MN                   -       392,026      3,433,678         653,397
5400-5500 Feltl Road                     Minnetonka, MN                 -       883,895      7,983,345         784,903
10300 Bren Road                          Minnetonka, MN                 -       344,614      3,110,477         154,190
14630-14650 28th Avenue North            Plymouth, MN                   -       198,205      1,793,422         135,974
7695-7699 Anagram Drive                  Eden Prairie, MN               -       760,524      3,254,758          25,622
7550 Meridian Circle                     Maple Grove, MN        2,153,136       513,250      2,901,906          19,159
2800 Northwest Boulevard                 Plymouth, MN           4,628,712     1,934,438     10,952,503          69,856
3255 Neil Armstrong Boulevard            Eagan, MN                      -     1,131,017              -       3,377,738
4801 West 81st Street                    Bloomington, MN          794,409     1,624,700      2,494,368         246,397
8100 Cedar Avenue                        Bloomington, MN        2,224,185       501,313      3,675,416          25,281
9600 54th Avenue                         Plymouth, MN                   -       332,318      3,077,820         131,183
7800 Equitable Drive                     Eden Prairie, MN               -     2,188,524      3,788,762          18,929
7905 Fuller Road                         Eden Prairie, MN               -     1,229,862      4,075,167          29,608
9023 Columbine Road                      Eden Prairie, MN               -     1,956,273              -       4,626,133
6161 Green Valley Drive                  Bloomington, MN                -       740,377      3,311,602         719,082
4700 Nathan Lane North                   Minneapolis, MN                -     1,501,309      8,446,083         301,968
8967 Columbine Road                      Eden Prairie, MN               -     1,450,000              -       3,390,238
14390 Huntington Avenue                  Savage, MN                     -     1,463,666      6,271,050          13,169
550-590 Hale Avenue                      Oakdale, MN                    -       765,535      3,488,754          30,087
7777 Golden Triangle Drive               Eden Prairie, MN               -       993,100      2,136,862         875,911
26911-26957 Northwestern                 Southfield, MI                 -     7,799,506     66,268,817       4,586,889
1650 Research Drive                      Troy, MI                       -       763,067      7,201,677          88,122
1775 Research Drive                      Troy, MI                       -       331,422      2,788,073          47,879
1875 Research Drive                      Troy, MI                       -       329,863      2,774,006         116,482
1850 Research Drive                      Troy, MI                       -       781,054      7,364,300         208,179
1965 Research Drive                      Troy, MI                       -       419,090      3,578,928         101,231
1960 Research Drive                      Troy, MI                       -       419,146      3,579,166          48,686
27260 Haggerty Road                      Farmington Hills, MI           -       456,877      4,091,196         119,075
27200 Haggerty Road                      Farmington Hills, MI           -       382,754      3,425,227         112,103
27280 Haggerty Road                      Farmington Hills, MI           -       452,860      4,055,512          62,401
27220 Haggerty Road                      Farmington Hills, MI           -       203,064      1,802,592         108,174
27240 Haggerty Road                      Farmington Hills, MI           -       171,518      1,518,192          59,283
27300 Haggerty Road                      Farmington Hills, MI           -       370,378      3,311,366          77,777
1101 Allen Drive                         Troy, MI                       -        98,145        887,935          16,212
1151 Allen Drive                         Troy, MI                       -       164,482      1,486,220         202,666
1300 Rankin Street                       Troy, MI                       -       134,090      1,212,752         156,165
1350 Rankin Street                       Troy, MI                       -       111,776      1,011,497          62,321
1376-1400 Rankin Street                  Troy, MI                       -       134,292      1,213,626          87,318
1352-1374 Rankin Street                  Troy, MI                       -       153,276      1,385,098          87,937
1324-1346 Rankin Street                  Troy, MI                       -       134,090      1,212,214          10,098
1301-1307 Rankin Street                  Troy, MI                       -       111,776      1,011,121          51,348
1409 Allen Drive                         Troy, MI                       -       142,370      1,286,048         202,392
1304 E Maple Road                        Troy, MI                       -       211,233      1,906,786         307,024
1334 Maplelawn Road                      Troy, MI                       -       124,296      1,122,802          20,824
1290 Maplelawn Road                      Troy, MI                       -        85,322        771,621          58,817
1070 Maplelawn Road                      Troy, MI                       -        68,559        620,595          41,358
950 Maplelawn Road                       Troy, MI                       -       252,429      2,265,259          24,248
894 Maplelawn Road                       Troy, MI                       -       181,750      1,632,243          17,269
1179 Maplelawn Road                      Troy, MI                       -        87,845        794,365         120,024
1940 Norwood Drive                       Troy, MI                       -        86,836        785,267          40,588
1311-1331 Maplelawn Road                 Troy, MI                       -       125,407      1,132,810          10,537
2354 Bellingham Street                   Troy, MI                       -        87,340        789,817          17,718
2360 Bellingham Street                   Troy, MI                       -        87,340        789,817          56,051

                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
1911 Ring Drive                          Troy, MI                       -        86,129        778,900          73,225
26442-26450 Haggerty Road                Farmington Hills, MI           -       237,687      2,143,478          24,808
26500 Haggerty Road                      Farmington Hills, MI           -       311,093      2,791,804          41,676
26650 Haggerty Road                      Farmington Hills, MI           -       173,166      1,562,704          18,423
26700 Haggerty Road                      Farmington Hills, MI           -       253,338      2,290,696          13,693
26750 Haggerty Road                      Farmington Hills, MI           -       292,717      2,638,688         158,814
26800 Haggerty Road                      Farmington Hills, MI           -       175,489      1,583,362          18,267
26842-26850 Haggerty Road                Farmington Hills, MI           -       239,606      2,160,470         193,621
26600 Haggerty Road                      Farmington Hills, MI           -       455,845              -       2,523,127
26550 Haggerty Road                      Farmington Hills, MI           -       368,083              -       2,581,048
50 West Big Bear Road                    Troy, MI                       -     2,159,678     19,481,454         274,006
100 West Big Bear Road                   Troy, MI                       -     2,113,006     19,057,355         263,369
245 Executive Drive                      Brookfield, WI                 -       577,067      5,197,903         212,364
8301 West Parkland Court                 Milwaukee, WI                  -       358,441      3,233,707         286,071
32991 Hamilton Court                     Farmington Hills, MI           -     1,065,392      3,627,675         979,787
7800 N. 113th Street                     Milwaukee, WI                  -     1,711,964      6,847,857          51,087
2475-2479 Elliot Avenue                  Troy, MI                       -       128,809        516,393          15,137
32661 Edward Avenue                      Madison Heights, MI            -       378,838      2,330,550           4,054
32701 Edward Avenue                      Madison Heights, MI            -       340,398      1,364,777          31,585
32751 Edward Avenue                      Madison Heights, MI            -       151,410        859,462          46,026
32853 Edward Avenue                      Madison Heights, MI            -       138,121        784,426          53,827
555 East Mandoline Avenue                Madison Heights, MI            -       140,862        799,993          10,523
599 East Mandoline Avenue                Madison Heights, MI            -       132,163        646,768          73,022
749 East Mandoline Avenue                Madison Heights, MI            -       144,657        708,054           3,415
750 East Mandoline Avenue                Madison Heights, MI            -       151,457        741,185             878
900 East Mandoline Avenue                Madison Heights, MI            -       157,729        771,872             915
949 East Mandoline Avenue                Madison Heights, MI            -       137,049        778,338             901
32090 John R. Road                       Madison Heights, MI            -        70,351        399,251           6,610
31601 Research Park Drive                Madison Heights, MI            -       331,179      1,879,812          10,787
31651 Research Park Drive                Madison Heights, MI            -       194,012      1,101,576           1,132
31700 Research Park Drive                Madison Heights, MI            -       373,202      1,824,721           3,575
31701 Research Park Drive                Madison Heights, MI            -       185,845      1,054,681          58,683
31751 Research Park Drive                Madison Heights, MI            -       194,063      1,300,574           1,822
31800 Research Park Drive                Madison Heights, MI            -       217,928      1,601,469           2,088
800 Tech Row                             Madison Heights, MI            -       444,976      2,984,811          12,945
900 Tech Row                             Madison Heights, MI            -       155,606        883,725          38,424
1000 Tech Row                            Madison Heights, MI            -       357,897      2,628,029          84,900
31771 Sherman Avenue                     Madison Heights, MI            -       150,943        645,040             781
31791 Sherman Avenue                     Madison Heights, MI            -       105,606        649,891           2,327
31811 Sherman Avenue                     Madison Heights, MI            -       207,599      1,179,010           1,363
31831 Sherman Avenue                     Madison Heights, MI            -       158,484        900,064           4,820
31900 Sherman Avenue                     Madison Heights, MI            -       269,293      1,754,498          31,230
800 East Whitcomb Avenue                 Madison Heights, MI            -       151,704      1,294,687          49,567
950 East Whitcomb Avenue                 Madison Heights, MI            -       113,630      2,162,302           8,351
1000 East Whitcomb Avenue                Madison Heights, MI            -       113,512      1,023,613          41,628
1201 East Whitcomb Avenue                Madison Heights, MI            -       302,568      1,213,232           2,687
1210 East Whitcomb Avenue                Madison Heights, MI            -       121,299        329,051             540
1260 Kempar Avenue                       Madison Heights, MI            -        78,720        385,223          20,780
1280 Kempar Avenue                       Madison Heights, MI            -       142,305        536,474          18,700
22515 Heslip Drive                       Madison Heights, MI            -       144,477        338,277          36,744
9801 80th Avenue                         Pleasant Prairie, WI           -     1,692,077      7,934,794          34,348
11950 W. Lake Park Drive                 Milwaukee, WI                  -       391,813      2,340,118         158,703
11400 W. Lake Park Drive                 Milwaukee, WI                  -       439,595      2,357,904         181,306
11425 W. Lake Park Drive                 Milwaukee, WI                  -       382,256      2,350,619         102,514
11301 W. Lake Park Drive                 Milwaukee, WI                  -       614,477      2,626,456          92,202
11900 W. Lake Park Drive                 Milwaukee, WI                  -       347,854      2,396,887         492,040
38100 Ecorse Road                        Romulus, MI                    -       955,063              -       7,883,720
16620-16650 W. Bluemound Road            Brookfield, WI                 -       586,665      4,289,907         210,838
1600-1630 E. Big Beaver Road             Troy, MI                       -     1,454,406      2,952,884          52,196
11520 W. Calumet Road                    Milwaukee, WI                  -       341,698      1,527,548          48,307
12100 W. Park Place                      Milwaukee, WI                  -       534,470      3,239,389          69,353
N26 W23445 Paul Road                     Pewaukee, WI                   -       561,904      1,928,064          61,756
11200 W. Plank Court                     Wauwatosa, WI                  -       330,829      2,288,853         957,041
11020 W. Plank Court                     Wauwatosa, WI                  -       464,246      3,230,511          19,451
50 Gibson Drive                          West Malling, UK               -            **              -       3,334,095
2 Kings Hill Avenue                      West Malling, UK               -       785,565              -       4,285,918
50 Kings Hill Avenue                     West Malling, UK               -     1,215,608              -      10,064,033
10 Kings Hill Avenue                     West Malling, UK               -       983,546              -       5,134,158
30 Tower View                            West Malling, UK               -     1,657,321              -      10,886,965
35 Kings Hill Avenue                     West Malling, UK               -       812,193              -       2,592,030
39 Kings Hill Avenue                     West Malling, UK               -       494,508              -       3,204,906
18 Kings Hill Avenue                     West Malling, UK               -       829,786              -       4,967,290
                                                             ------------  ------------ --------------  --------------
Subtotal Operating Real Estate                               $100,083,577  $420,485,307 $1,548,105,608  $1,233,886,264
                                                             ============  ============ ==============  ==============

DEVELOPMENT IN PROGRESS
11 Great Valley Parkway                  Malvern, PA         $          -  $    496,297 $            -  $    2,364,974
680 Blair Mill Road                      Horsham, PA                    -     3,527,151              -       3,073,210
1200 Liberty Ridge Place                 Wayne, PA                      -     6,215,667              -       4,576,796
2760 Red Lion Road                       Philadelphia, PA               -             -              -      12,301,367
17000 Commerce Parkway                   Mt. Laurel, NJ                 -       144,515              -       2,639,955
705 Boulder Drive                        Allentown, PA            200,000     4,484,096              -      14,750,174

                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
DEVELOPMENT IN PROGRESS - Continued
3773 Executive Business Parkway          Upper Saucon Twp, PA           -       738,108              -       4,071,918
Main & W. Broad Streets                  Bethlehem, PA                  -     1,096,127              -       5,547,313
8150 Industrial Boulevard                Allentown, PA                  -     2,564,167              -       1,037,635
8250 Industrial Boulevard                Upper Macungie, PA             -     1,025,667              -         703,724
650 Boulder Drive                        Allentown, PA                  -     8,069,963              -       1,463,276
6200 Old Dobbin Lane                     Columbia, MD                   -       958,105              -       1,071,086
6210 Old Dobbin Lane                     Columbia, MD                   -       958,105              -         934,570
6240 Old Dobbin Lane                     Columbia, MD                   -       958,105              -         970,492
12730 Kinston Avenue                     Richmond, VA                   -       171,053              -       3,227,091
12450 Three Chopt Road                   Richmond, VA                   -     1,140,648        101,824         501,041
1309 Executive Boulevard                 Cheaspeake, VA                 -       923,067              -       1,174,519
4183 Eagle Hill Drive                    High Point, NC                 -       122,203              -       3,234,850
4189 Eagle Hill Drive                    High Point, NC                 -       100,106              -       2,344,538
4020 Meeting Way                         High Point, NC                 -        94,232              -       1,288,292
4 Independence Point                     Greenville, SC                 -             -              -       1,390,222
5 Independence Point                     Greenville, SC                 -             -              -       1,287,390
4230 Faber Place                         Charleston, SC                 -       228,552              -         854,236
170 Ridgeview Drive                      Duncan, SC                     -       224,162        109,218         942,908
6509 Franz Warner Parkway                Rock Creek, NC                 -       360,494              -          83,521
2400 South Lake Orange Drive             Orlando, FL                    -       385,964              -       2,308,780
4887 Belfort Road                        Jacksonville, FL               -     1,299,202              -       4,821,412
6501 Lee Vista Boulevard                 Orlando, FL                    -       903,701              -       3,577,836
7255 Salisbury Road                      Jacksonville, FL               -       392,060              -       1,342,109
2416 Lake Orange Drive                   Orlando, FL                    -       385,964              -         907,446
901-933 US Highway 301S                  Tampa, FL                      -       570,005              -       2,671,848
4503 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       1,184,774
4505 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       1,178,541
4511 Woodland Corporate Boulevard        Tampa, FL                      -             -              -       1,213,388
8937 Columbine Road                      Eden Prairie, MN               -     1,325,829              -       4,208,705
7615 Smetana Lane                        Eden Prairie, MN               -     1,011,517              -       7,902,655
7805 Hudson Road                         Woodbury, MN                   -     1,279,834              -       5,366,034
10801 Nesbitt Avenue South               Bloomington, MN                -       784,577              -       3,869,271
4600 Nathan Lane                         Plymouth, MN                   -     1,063,558              -       1,140,858
8995 Columbine Road                      Eden Prairie, MN               -     1,087,594              -       2,202,819
8911 Columbine Road                      Eden Prairie, MN               -       916,687              -       2,101,205
8855 Columbine Road                      Eden Prairie, MN               -     1,400,925              -       1,819,171
8691 109th Street                        Pleasant Prairie, WI           -     1,357,602              -       5,524,531
11414 West Park Place                    Milwaukee, WI                  -       234,444              -       7,689,076
2600 Bellingham Drive                    Troy, MI                       -     1,796,869              -       2,392,703
2710 Bellingham Drive                    Troy, MI                       -     1,796,869              -       2,343,630
38000 Ecourse Road                       Romulus, MI                    -       807,660              -       9,753,283
6505 Cogswell Road                       Romulus, MI                    -       594,523              -         657,221
4 Abbey Wood Road                        West Malling, UK               -             -              -       6,266,330
                                                             ------------  ------------ --------------  --------------
Subtotal Development in Progress                             $    200,000  $ 53,995,974 $      211,042  $  154,278,724
                                                             ============  ============ ==============  ==============

LAND HELD FOR DEVELOPMENT
Renaissance Park Land                    King of Prussia, PA $          -  $  1,645,246 $            -  $    1,166,759
Keystone Park Land                       Bristol, PA                    -       730,434              -         165,680
Peco Lot PBC                             Horsham, PA                    -       183,617              -          78,483
Liberty Ridge Land                       Wayne, PA                      -     8,287,555              -       2,219,617
Northsight Land                          Scottsdale, AZ                 -    10,245,763              -         430,675
1710 Arch Street                         Philadelphia, PA               -     7,847,607              -               -
1722 Arch Street                         Philadelphia, PA               -       290,475              -               -
JFK & Arch Parking Lots/Land (East)      Philadelphia, PA               -    14,291,952              -               -
JFK & Arch Parking Lots/Land (West)      Philadelphia, PA               -     4,700,222              -               -
Commodore Business Park                  Bridgeport, NJ                 -     2,112,556              -       2,464,995
Marlton Executive Park Land              Marlton, NJ                    -       550,664              -         354,455
410 Center Square Land                   Bridgeport, NJ                 -       476,564              -          10,010
800 Arlington Boulevard Land             Bridgeport, NJ                 -       195,686              -         578,207
Lehigh Valley Corporate Center Land      Bethlehem, PA                  -       309,058              -         (77,920)
LVCC Phase 2 Land                        Bethlehem, PA                  -     4,242,279              -       1,703,245
1605 Valley Center Parkway               Bethlehem, PA                  -       729,751              -       1,033,042
Columbia Crossing Land                   Columbia, MD                   -     3,865,849              -         787,701
6250 Old Dobbin Lane                     Columbia, MD                   -       958,105              -         371,353
IRS Distribution Center Land             Richmond, VA                   -       100,000              -         (89,880)
Rivers' Bend Land                        Richmond, VA                   -     1,695,416              -       4,328,578
Woodlands Center Land                    Richmond, VA                   -       928,556              -         757,838
501 Hewlett Packard Way                  Richmond, VA                   -       165,042              -         484,965
6000-98 Eastport Boulevard               Richmond, VA                   -       787,091              -         841,227
Eastport VIII                            Richmond, VA                   -       379,836              -           6,187
Eastport IX                              Richmond, VA                   -       209,856              -           5,096
Westmoreland Land                        Virginia Beach, VA             -       758,403              -         113,917
Westmoreland III Land                    Virginia Beach, VA             -       645,966              -         128,960
Volvo Center Land                        Chesapeake, VA         2,419,100     3,694,538              -         165,040
Mendenhall Land                          High Point, NC                 -     1,910,135              -       2,416,944
Independence Pointe Land                 Greenville, SC                 -     1,304,084              -        (103,883)
Executive Park at Faber Place Land       Charleston, SC                 -             -              -         182,979
Southchase Business Park Land            Greenville, SC                 -             -              -          78,432
Woodfield Land                           Greenville, SC                 -             -              -          70,677
Eagle Hill Business Park Land            High Point, NC                 -       201,860              -       1,949,256
Lakeside I                               High Point, NC                 -       172,320              -         802,399

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                                                             Cost
                                                                                                          Capitalized
                                                                                   Initial Cost           Subsequent
                                                                           ---------------------------        to
              Project                           City         Encumbrances       Land       Building       Acquisition
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
LAND HELD FOR DEVELOPMENT - Continued
South Oaks I                             High Point, NC                 -       217,942              -         386,240
Enterprise Park Land                     Jacksonville, FL               -       349,339              -         127,563
Liberty Business Park Land               Jacksonville, FL               -       448,098              -          64,860
7024 AC Skinner Parkway                  Jacksonville, FL               -       468,643              -         355,267
Silo Bend Land                           Tampa, FL                      -     2,816,927              -         922,267
Exchange Place Land                      Orlando, FL                    -       193,406              -           8,711
Belfort Road                             Jacksonville, FL               -       468,643              -          73,036
Butler Plaza Land                        Jacksonville, FL               -     1,303,793              -         493,514
Central Green Land                       Houston, TX                    -     1,394,592              -         408,095
South Center Land                        Orlando, FL                    -     2,580,693              -         (16,777)
South Center Land                        Orlando, FL                    -       479,858              -          64,712
Orlando Corporate Center Land            Orlando, FL                    -       903,701              -          48,576
Salisbury Road Land                      Jacksonville, FL               -       880,828              -         641,093
Woodland Corporate Center Land           Tampa, FL                      -             -              -       1,122,381
6119 W. Linebaugh Avenue                 Tampa, FL                      -       175,886              -           8,693
7831-41 Woodland Ctr Parkway             Tampa, FL                      -       202,550              -          18,016
Pompano Bus Pk Land-Lots 100,101         Boca Raton, FL                 -       407,328              -           3,584
Pompano Bus Pk Land-Lots 60, 61          Boca Raton, FL                 -       509,233              -           6,636
Boca Coloannade Land - Yamato Road        Boca Raton, FL                 -     3,649,792              -         757,128
Klodt Land                               Eden Prairie, MN               -     4,500,641              -        (838,308)
Romulus Land                             Romulus, MI                    -     1,613,537              -        (465,290)
Big Beaver Airport Land                  Troy, MI                       -    11,096,804              -      (2,570,374)
Park Place South Land                    Milwaukee, WI                  -     2,569,927              -         508,617
                                                             ------------  ------------ --------------  --------------
Subtotal Land Held for Development                           $  2,419,100  $111,848,647 $            -  $   25,553,274
                                                             ============  ============ ==============  ==============

Total All Properties                                         $102,702,677  $586,329,930 $1,548,316,650  $1,413,718,261
                                                             ============  ============ ==============  ==============

*   Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York
    Life, Manufacturer's Life,and  USG Annuity and Life totalling $259.3 million.
**  Rouse leases land from Kent County Council.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                   Malvern, PA               $    645,318   $    5,142,015   $    5,787,333
420 Lapp Road                             Malvern, PA                  1,049,243        6,419,780        7,469,023
747 Dresher Road                          Horsham, PA                  1,611,977        4,143,394        5,755,371
45-67 Great Valley Parkway                Malvern, PA                    795,831        2,997,239        3,793,070
40 Valley Stream Parkway                  Malvern, PA                    323,792        2,228,762        2,552,554
50 Valley Stream Parkway                  Malvern, PA                    371,068        2,333,784        2,704,852
20 Valley Stream Parkway                  Malvern, PA                    466,413        5,223,107        5,689,520
800 Town Center Drive                     Langhorne, PA                1,619,288        9,604,527       11,223,815
9, 15, 25 Great Valley Parkway            Malvern, PA                  1,837,878       15,155,884       16,993,762
257-275 Great Valley Parkway              Malvern, PA                    505,458        4,508,081        5,013,539
300 Technology Drive                      Malvern, PA                    374,497        1,297,825        1,672,322
277-293 Great Valley Parkway              Malvern, PA                    531,534        2,084,300        2,615,834
311 Technology Drive                      Malvern, PA                    348,099        2,311,810        2,659,909
325 Technology Drive                      Malvern, PA                    385,693        1,843,282        2,228,975
7 Great Valley Parkway                    Malvern, PA                    177,317        4,450,655        4,627,972
55 Valley Stream Parkway                  Malvern, PA                    215,818        3,427,901        3,643,719
65 Valley Stream Parkway                  Malvern, PA                    382,361        5,194,631        5,576,992
508 Lapp Road                             Malvern, PA                    263,116        1,882,044        2,145,160
10 Valley Stream Parkway                  Malvern, PA                    465,135        2,923,974        3,389,109
333 Phoenixville Pike                     Malvern, PA                    524,229        3,057,465        3,581,694
30 Great Valley Parkway                   Malvern, PA                    128,783          354,908          483,691
75 Great Valley Parkway                   Malvern, PA                    143,811          418,152          561,963
27-43 Great Valley Parkway                Malvern, PA                    449,447        2,137,001        2,586,448
77-123 Great Valley Parkway               Malvern, PA                    888,359        4,876,868        5,765,227
260 Great Valley Parkway                  Malvern, PA                    212,768        1,114,014        1,326,782
256 Great Valley Parkway                  Malvern, PA                    161,949        1,887,910        2,049,859
205 Great Valley Parkway                  Malvern, PA                  1,369,003       10,507,208       11,876,211
12,14,16 Great Valley Parkway             Malvern, PA                    131,517        1,205,192        1,336,709
155 Great Valley Parkway                  Malvern, PA                    626,068        2,257,560        2,883,628
333 Technology Drive                      Malvern, PA                     90,952        2,377,145        2,468,097
510 Lapp Road                             Malvern, PA                    325,415          897,495        1,222,910
181 Wheeler Court                         Langhorne, PA                  263,490        2,094,121        2,357,611
1100 Wheeler Way                          Langhorne, PA                  151,500        1,189,216        1,340,716
60 Morehall Road                          Malvern, PA                    884,974       13,989,652       14,874,626
905 Airport Road                          West Chester, PA             1,735,012        5,839,519        7,574,531
1 Country View Road                       Malvern, PA                    406,421        4,062,617        4,469,038
2151 Cabot Boulevard                      Langhorne, PA                  389,990        3,715,605        4,105,595
170 South Warner Road                     King of Prussia, PA            458,232        5,469,439        5,927,671
190 South Warner Road                     King of Prussia, PA            461,910        4,353,683        4,815,593
507 Prudential Road                       Horsham, PA                    652,919        6,456,797        7,109,716
100 Witmer Road                           Horsham, PA                  3,813,228       11,488,627       15,301,855
3100 Horizon Drive                        King of Prussia, PA            611,435        1,997,769        2,609,204
3300 Horizon Drive                        King of Prussia, PA            687,878        3,143,819        3,831,697
3500 Horizon Drive                        King of Prussia, PA          1,223,875        2,512,100        3,735,975
200 Chesterfield Parkway                  Malvern, PA                    495,893        2,959,263        3,455,156
767 Electronic Drive                      Horsham, PA                  1,241,970        2,734,510        3,976,480
132 Welsh Road                            Horsham, PA                  1,408,042        3,691,516        5,099,558
5 Country View Road                       Malvern, PA                    786,235        4,862,177        5,648,412
3200 Horizon Drive                        King of Prussia, PA          1,210,137        4,014,561        5,224,698
3000 Horizon Drive                        King of Prussia, PA            946,703        2,098,893        3,045,596
111-195 Witmer Road                       Horsham, PA                    378,205        3,048,773        3,426,978
300 Welsh Road - Bldg. #3                 Horsham, PA                    180,459        1,633,561        1,814,020
300 Welsh Road - Bldg. #4                 Horsham, PA                    282,493        3,292,647        3,575,140
8801 Tinicum Boulevard                    Philadelphia, PA               125,087       45,145,907       45,270,994
440 East Swedesford Road                  King of Prussia, PA            717,001        6,261,147        6,978,148
460 East Swedesford Road                  King of Prussia, PA            705,317        5,270,907        5,976,224
50 Morehall Road                          Malvern, PA                  1,337,076       12,559,217       13,896,293
2 Walnut Grove Drive                      Horsham, PA                  1,265,363        8,601,479        9,866,842
5 Walnut Grove                            Horsham, PA                  1,939,712        8,210,401       10,150,113
200 Gibraltar Road                        Horsham, PA                    638,513        6,545,436        7,183,949
220 Gibraltar Road                        Horsham, PA                    629,944        5,779,537        6,409,481
240 Gibraltar Road                        Horsham, PA                    629,944        5,762,958        6,392,902
151 South Warner Road                     King of Prussia, PA          1,186,972        6,911,848        8,098,820
1 Walnut Grove Drive                      Horsham, PA                  1,058,901        6,385,163        7,444,064
3604 Horizon Drive                        King of Prussia, PA            350,874        1,614,948        1,965,822
3606 Horizon Drive                        King of Prussia, PA            815,855        1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA            952,911       14,277,512       15,230,423
680 Swedesford Road                       King of Prussia, PA            952,361       13,977,568       14,929,929
761 Fifth Avenue                          King of Prussia, PA            256,463        2,481,634        2,738,097
771 Fifth Avenue                          King of Prussia, PA            152,456        1,518,037        1,670,493
1 Great Valley Parkway                    Malvern, PA                    419,460        4,079,301        4,498,761
5 Great Valley Parkway                    Malvern, PA                    684,200        6,617,113        7,301,313
311 Sinclair Road                         Bristol, PA                    277,901        1,593,773        1,871,674
1001 Cedar Hollow Road                    Malvern, PA                  1,646,984       15,837,528       17,484,512
3 Country View Road                       Malvern, PA                  1,128,881        4,639,621        5,768,502
425 Technology Drive                      Malvern, PA                    321,473        1,710,131        2,031,604
375 Technology Drive                      Malvern, PA                    234,922        1,721,291        1,956,213
45 Liberty Boulevard                      Malvern, PA                  4,768,152       14,708,195       19,476,347
100 Chesterfield Parkway                  Malvern, PA                  1,349,954        6,578,864        7,928,818
181-187 Gibraltar Road                    Horsham, PA                    360,549        3,737,068        4,097,617
104 Rock Road                             Horsham, PA                    330,111        3,004,287        3,334,398
123-135 Rock Road                         Horsham, PA                    393,019        2,953,328        3,346,347

                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
111-159 Gibraltar Road                    Horsham, PA                    489,032        4,482,705        4,971,737
161-175 Gibraltar Road                    Horsham, PA                    294,673        3,193,032        3,487,705
103-109 Gibraltar Road                    Horsham, PA                    270,906        3,023,061        3,293,967
261-283 Gibraltar Road                    Horsham, PA                    464,871        4,045,058        4,509,929
210-223 Witmer Road                       Horsham, PA                    270,282        3,900,200        4,170,482
231-237 Gibraltar Road                    Horsham, PA                    436,952        4,305,850        4,742,802
100 Gibraltar Road                        Horsham, PA                     38,729          358,432          397,161
101 Gibraltar Road                        Horsham, PA                    731,990        5,943,778        6,675,768
506 Prudential Road                       Horsham, PA                    208,140        1,513,241        1,721,381
113-123 Rock Road                         Horsham, PA                    451,731        3,251,880        3,703,611
101-111 Rock Road                         Horsham, PA                    452,251        3,302,501        3,754,752
120 Gibraltar Road                        Horsham, PA                    558,142        4,905,531        5,463,673
110 Gibraltar Road                        Horsham, PA                    673,041        5,964,278        6,637,319
100-107 Lakeside Drive                    Horsham, PA                    255,528        2,744,140        2,999,668
200-264 Lakeside Drive                    Horsham, PA                    502,705        4,976,179        5,478,884
300-309 Lakeside Drive                    Horsham, PA                    376,475        4,788,107        5,164,582
400-445 Lakeside Drive                    Horsham, PA                    583,628        5,994,494        6,578,122
104 Witmer Road                           Horsham, PA                    189,793        2,105,570        2,295,363
201 Gibraltar Road                        Horsham, PA                    380,127        4,016,146        4,396,273
3600 Horizon Drive                        King of Prussia, PA            236,432        1,871,604        2,108,036
3602 Horizon Drive                        King of Prussia, PA            217,809        1,854,866        2,072,675
3 Franklin Plaza                          Philadelphia, PA             2,514,519       31,966,065       34,480,584
400-500 Brandywine Parkway                West Chester, PA               845,846        7,144,975        7,990,821
600 Brandywine Parkway                    West Chester, PA               664,899        5,666,339        6,331,238
2700 Horizon Drive                        King of Prussia, PA            867,815        3,564,092        4,431,907
2900 Horizon Drive                        King of Prussia, PA            774,096        3,390,528        4,164,624
2500 Renaissance Boulevard                King of Prussia, PA            592,886        2,335,725        2,928,611
2300 Renaissance Boulevard                King of Prussia, PA            574,152        2,534,904        3,109,056
719 Dresher Road                          Horsham, PA                    495,112        3,007,664        3,502,776
2100 Renaissance Boulevard                King of Prussia, PA          1,132,519        9,278,432       10,410,951
4 Walnut Grove                            Horsham, PA                  2,515,115        7,324,883        9,839,998
2250 Hickory Road                         Plymouth Meeting, PA         1,015,851       10,077,555       11,093,406
3400 Horizon Drive                        King of Prussia, PA            776,496        4,093,273        4,869,769
One Ridgewood Place                       Downingtown, PA                422,460        2,793,568        3,216,028
300 Welsh Road                            Horsham, PA                    696,061        3,389,619        4,085,680
600 Chesterfield Parkway                  Malvern, PA                  2,037,813        8,099,939       10,137,752
700 Chesterfield Parkway                  Malvern, PA                  2,037,813        8,126,993       10,164,806
6 Terry Drive                             Newtown, PA                    622,205        2,249,996        2,872,201
2520 Renaissance Boulevard                King of Prussia, PA            978,402        4,197,708        5,176,110
18 Great Valley Parkway                   Malvern, PA                    397,293        4,010,111        4,407,404
700 Dresher Road                          Horsham, PA                  2,565,140        6,103,124        8,668,264
2201 Renaissance Boulevard                King of Prussia, PA          2,413,514       12,572,300       14,985,814
2540 Renaissance Boulevard                King of Prussia, PA            274,341        1,372,020        1,646,361
2560 Renaissance Boulevard                King of Prussia, PA            649,792        2,962,088        3,611,880
1501-1513 Grundy's Lane                   Bristol, PA                    559,610        2,491,744        3,051,354
825 Duportail Road                        Wayne, PA                    5,539,281       16,196,280       21,735,561
200 Precision Drive                       Horsham, PA                  1,561,474        6,451,163        8,012,637
40 Liberty Boulevard                      Malvern, PA                  4,241,137       19,713,050       23,954,187
14 Lee Boulevard                          Malvern, PA                    665,053        6,312,889        6,977,942
500 Chesterfield Parkway                  Malvern, PA                    473,139        3,350,560        3,823,699
300-400 Chesterfield Parkway              Malvern, PA                    931,212        4,806,940        5,738,152
150 Mid-Atlantic Parkway                  West Deptford, NJ               88,153          529,023          617,176
1370 Imperial Way                         West Deptford, NJ              298,010        4,943,509        5,241,519
8 Stow Road                               Marlton, NJ                    172,945        1,817,641        1,990,586
10 Stow Road                              Marlton, NJ                    147,318        1,521,568        1,668,886
12 Stow Road                              Marlton, NJ                    103,618        1,235,066        1,338,684
14 Stow Road                              Marlton, NJ                     93,418        1,106,810        1,200,228
1300 Metropolitan Avenue                  West Deptford, NJ              221,218        2,016,048        2,237,266
701A Route 73 South                       Marlton, NJ                    271,743        6,083,920        6,355,663
701C Route 73 South                       Marlton, NJ                     96,161        1,662,904        1,759,065
1008 Astoria Boulevard                    Cherry Hill, NJ                 32,698          808,080          840,778
1475 Imperial Way                         West Deptford, NJ               58,606        1,051,553        1,110,159
3000 Atrium Way                           Mt. Laurel, NJ                 512,018        7,758,228        8,270,246
750 Cardinal Drive                        Pureland, NJ                   236,190        2,723,394        2,959,584
11000, 15000 Commerce Parkway             Mt. Laurel, NJ                 311,950        3,708,087        4,020,037
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 362,855        3,524,239        3,887,094
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 290,545        2,951,065        3,241,610
400 Lippincott Drive                      Marlton, NJ                    317,799        2,831,173        3,148,972
406 Lippincott Drive                      Marlton, NJ                    327,554        2,328,309        2,655,863
234 High Hill Road                        Bridgeport, NJ                 250,445        1,835,661        2,086,106
101 Arlington Boulevard                   Bridgeport, NJ                 374,836        4,233,613        4,608,449
100 Berkeley Drive                        Bridgeport, NJ                 401,253        2,135,500        2,536,753
301 Lippincott Drive                      Marlton, NJ                  1,069,838        5,192,666        6,262,504
303 Lippincott Drive                      Marlton, NJ                  1,069,838        5,146,997        6,216,835
510-512 Sharptown Road                    Bridgeport, NJ                 125,410        1,120,462        1,245,872
901 Route 73                              Marlton, NJ                    334,411        2,832,955        3,167,366
1300 Route 73 North                       Marlton, NJ                    499,003        3,814,898        4,313,901
512 Sharptown Road                        Bridgeport, NJ                 180,468        1,743,538        1,924,006
201 Berkeley Drive                        Bridgeport, NJ                 515,116        4,438,089        4,953,205
404 Lippincott Drive                      Marlton, NJ                    131,896        1,650,431        1,782,327
104 Gaither Drive                         Mt Laurel, NJ                  136,446        1,369,093        1,505,539
402 Lippincott Drive                      Marlton, NJ                    131,896        1,632,284        1,764,180
300 Commodore Drive                       Bridgeport, NJ                 723,369        4,984,362        5,707,731
3000 Lincoln Drive                        Mt. Laurel, NJ                 284,052        3,687,560        3,971,612

                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
6000 Commerce Parkway                     Mt. Laurel, NJ                 234,151        2,163,000        2,397,151
7000 Commerce Parkway                     Mt. Laurel, NJ                 260,014        2,443,405        2,703,419
8000 Commerce Parkway                     Mt. Laurel, NJ                 234,814        2,103,283        2,338,097
9000 Commerce Parkway                     Mt. Laurel, NJ                 286,587        2,548,016        2,834,603
1000 Briggs Road                          Mt. Laurel, NJ                 288,577        2,814,850        3,103,427
1025 Briggs Road                          Mt. Laurel, NJ                 430,990        4,095,741        4,526,731
1020 Briggs Road                          Mt. Laurel, NJ                 574,983        2,817,038        3,392,021
9 Stow Road                               Marlton, NJ                    654,779        2,032,708        2,687,487
2000 Crawford Place                       Mt. Laurel, NJ                 310,831        4,369,446        4,680,277
1351 Metropolitan Avenue                  West Deptford, NJ              189,465        1,755,427        1,944,892
650 Grove Road                            West Deptford, NJ              267,214        2,680,422        2,947,636
400 Grove Road                            West Deptford, NJ              145,009        1,439,834        1,584,843
5000 Dearborn Court                       Mt. Laurel, NJ               1,057,763        4,313,251        5,371,014
515 Heron Drive                           Bridgeport, NJ                 334,017        2,385,804        2,719,821
500 Sharptown Road                        Bridgeport, NJ                 302,858        2,699,972        3,002,830
625 Heron Drive                           Bridgeport, NJ                 180,226          924,586        1,104,812
605 Heron Drive                           Bridgeport, NJ                 265,381        1,084,374        1,349,755
510 Heron Drive                           Bridgeport, NJ                 790,335        8,158,737        8,949,072
522 Pedricktown Road                      Bridgeport, NJ                 176,309        1,379,844        1,556,153
530 Pedricktown Road                      Bridgeport, NJ                 350,813        1,932,775        2,283,588
540 Pedricktown Road                      Bridgeport, NJ                 531,280        4,373,844        4,905,124
230 High Hill Road                        Bridgeport, NJ               1,418,000        8,868,726       10,286,726
3 Mallard Court                           Bridgeport, NJ                 417,893        2,457,201        2,875,094
730 Cardinal Drive                        Bridgeport, NJ                 576,598        1,826,686        2,403,284
405 Heron Drive                           Bridgeport, NJ               2,167,471       18,372,778       20,540,249
100 Eagle Road                            Bridgeport, NJ                 256,491        1,454,953        1,711,444
250 High Hill Road                        Bridgeport, NJ                 246,478        2,438,300        2,684,778
508 Center Square Road                    Bridgeport, NJ                 453,341        3,459,188        3,912,529
602 Heron Drive                           Bridgeport, NJ                 524,728        2,248,128        2,772,856
300 Eagle Court                           Bridgeport, NJ               1,135,989        1,890,260        3,026,249
500 Center Square Road                    Bridgeport, NJ               1,338,839        6,207,154        7,545,993
1001 Briggs Road                          Mt. Laurel, NJ                 701,705        4,223,877        4,925,582
1960 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,507,017        1,828,716
1970 Cuthbert Boulevard                   Cherry Hill, NJ                321,699        1,343,192        1,664,891
10000 & 11000 Route 73                    Marlton, NJ                    716,258        3,073,011        3,789,269
800 Arlington Boulevard                   Bridgeport, NJ               1,700,348        6,708,315        8,408,663
1015 Briggs Road                          Mt. Laurel, NJ                 470,658        3,190,789        3,661,447
1655 Valley Center Parkway                Bethlehem, PA                  215,095        1,866,465        2,081,560
6560 Stonegate Drive                      Allentown, PA                  437,122        2,372,378        2,809,500
6370 Hedgewood Drive                      Allentown, PA                  515,707        3,113,754        3,629,461
6390 Hedgewood Drive                      Allentown, PA                  670,819        2,635,982        3,306,801
1495 Valley Center Parkway                Bethlehem, PA                  258,014        3,778,725        4,036,739
6350 Hedgewood Drive                      Allentown, PA                  370,318        3,160,567        3,530,885
6330 Hedgewood Drive                      Allentown, PA                  499,720        4,528,743        5,028,463
1550 Valley Center Parkway                Bethlehem, PA                  188,320        3,192,388        3,380,708
1560 Valley Center Parkway                Bethlehem, PA                  229,301        3,895,181        4,124,482
6580 Snowdrift Road                       Allentown, PA                  367,377        2,624,413        2,991,790
1510 Valley Center Parkway                Bethlehem, PA                  312,873        3,361,075        3,673,948
1530 Valley Center Parkway                Bethlehem, PA                  212,491        2,652,205        2,864,696
6540 Stonegate Drive                      Allentown, PA                  422,730        3,595,981        4,018,711
974 Marcon Boulevard                      Allentown, PA                  144,248        2,192,709        2,336,957
964 Marcon Boulevard                      Allentown, PA                  139,480        1,548,918        1,688,398
764 Roble Road                            Allentown, PA                  141,746          793,490          935,236
3174 Airport Road                         Allentown, PA                   98,986        1,105,397        1,204,383
2196 Avenue C                             Allentown, PA                  107,307        1,214,815        1,322,122
2202 Hanger Place                         Allentown, PA                  138,127        1,316,922        1,455,049
2201 Hanger Place                         Allentown, PA                  129,142        1,434,890        1,564,032
954 Marcon Boulevard                      Allentown, PA                  104,452        1,137,798        1,242,250
57 South Commerce Way                     Allentown, PA                  395,459        2,862,059        3,257,518
754 Roble Road                            Allentown, PA                  163,735        1,849,361        2,013,096
894 Marcon Boulevard                      Allentown, PA                  118,304        1,122,978        1,241,282
744 Roble Road                            Allentown, PA                  161,371        1,933,770        2,095,141
944 Marcon Boulevard                      Allentown, PA                  119,711        1,632,124        1,751,835
1685 Valley Center Parkway                Allentown, PA                  198,482        2,101,841        2,300,323
6520 Stonegate Drive                      Allentown, PA                  948,395        1,347,746        2,296,141
7437 Industrial Boulevard                 Allentown, PA                  726,651        6,436,915        7,163,566
2041 Avenue C                             Allentown, PA                  213,879        1,172,270        1,386,149
2124 Avenue C                             Allentown, PA                  289,529        1,094,772        1,384,301
7339 Industrial Boulevard                 Allentown, PA                1,197,448        5,772,772        6,970,220
7384 Penn Drive                           Allentown, PA                  652,118        2,762,377        3,414,495
7144 Daniels Drive                        Allentown, PA                1,579,169        6,717,244        8,296,413
7620 Cetronia Road                        Allentown, PA                1,093,724        4,219,130        5,312,854
939 Marcon Boulevard                      Allentown, PA                2,220,548        5,267,961        7,488,509
100 Brodhead Road                         Bethlehem, PA                  429,456        3,116,327        3,545,783
1455 Valley Center Parkway                Bethlehem, PA                  545,173        3,767,861        4,313,034
1640 Valley Center Parkway                Bethlehem, PA                  190,728        2,580,591        2,771,319
1650 Valley Center Parkway                Allentown, PA                  188,896        2,384,039        2,572,935
1660 Valley Center Parkway                Bethlehem, PA                  188,721        2,324,014        2,512,735
400 Nestle Way                            Allentown, PA                8,184,096       26,335,396       34,519,492
83 South Commerce Way                     Bethlehem, PA                  212,744        1,113,322        1,326,066
85 South Commerce Way                     Bethlehem, PA                  237,078        1,080,647        1,317,725
87 South Commerce Way                     Bethlehem, PA                  253,886        1,145,138        1,399,024
89 South Commerce Way                     Bethlehem, PA                  367,706        1,749,671        2,117,377

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
7248 Industrial Boulevard                 Allentown, PA                2,719,118       14,042,452       16,761,570
95 Highland Avenue                        Bethlehem, PA                  430,593        3,482,696        3,913,289
236 Brodhead Road                         Bethlehem, PA                  376,962        4,697,544        5,074,506
1525 Valley Center Parkway                Allentown, PA                  804,104        7,124,629        7,928,733
6620 Grant Way                            Allentown, PA                  430,824        1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                4,174,970       16,184,779       20,359,749
7562 Penn Drive                           Allentown, PA                  269,614          926,738        1,196,352
7277 Williams Avenue                      Allentown, PA                  463,123        1,600,677        2,063,800
7355 Williams Avenue                      Allentown, PA                  489,749        1,797,038        2,286,787
794 Roble Boulevard                       Allentown, PA                1,147,541        6,173,594        7,321,135
6923 Schantz Spring Road                  Allentown, PA                1,127,805        3,455,703        4,583,508
2600 Beltline Avenue                      Reading, PA                    558,903        2,252,359        2,811,262
7132 Daniels Drive                        Allentown, PA                1,696,470        7,278,638        8,975,108
3985 Adler Place                          Bethlehem, PA                  705,367        4,390,970        5,096,337
8014 Industrial Boulevard                 Allentown, PA                3,645,117        9,066,372       12,711,489
651 Boulder Drive                         Allentown, PA                4,308,646       13,108,539       17,417,185
7028 Snowdrift Road                       Allentown, PA                  524,390        1,078,701        1,603,091
180 Cochrane Drive                        Annapolis, MD                        -           85,098           85,098
190 Cochrane Drive                        Annapolis, MD                3,752,292       16,285,112       20,037,404
8280 Patuxent Range Drive                 Columbia, MD                   181,601        1,334,693        1,516,294
7178-80 Columbia Gateway                  Columbia, MD                 1,571,105        5,471,385        7,042,490
9770 Patuxent Woods Drive                 Columbia, MD                   341,663        3,046,891        3,388,554
9780 Patuxent Woods Drive                 Columbia, MD                   218,542        1,947,890        2,166,432
9790 Patuxent Woods Drive                 Columbia, MD                   243,791        2,176,630        2,420,421
9810 Patuxent Woods Drive                 Columbia, MD                   266,684        2,376,028        2,642,712
9800 Patuxent Woods Drive                 Columbia, MD                   299,099        2,718,886        3,017,985
9820 Patuxent Woods Drive                 Columbia, MD                   237,779        2,138,031        2,375,810
9830 Patuxent Woods Drive                 Columbia, MD                   296,262        2,705,720        3,001,982
9050 Red Branch Road                      Columbia, MD                   290,950        2,888,306        3,179,256
4606 Richlynn Drive                       Belcamp, MD                    299,600        1,825,969        2,125,569
8945-8975 Guilford Road                   Columbia, MD                 2,427,065        7,702,009       10,129,074
7317 Parkway Drive                        Hanover, MD                  1,104,359        1,963,990        3,068,349
9101,9111,9115 Guilford Road              Columbia, MD                   765,952        3,334,365        4,100,317
9125,9135,9145 Guilford Road              Columbia, MD                   920,439        5,694,524        6,614,963
1751 Bluehills Drive                      Roanoke, VA                  1,063,728        8,602,628        9,666,356
4300 Carolina Avenue                      Richmond, VA                 2,009,136       15,380,083       17,389,219
301 Hill Carter Parkway                   Richmond, VA                   659,456        4,899,214        5,558,670
4001 Carolina Avenue                      Richmond, VA                    29,443          255,527          284,970
5600-5626 Eastport Boulevard              Richmond, VA                   489,941        3,752,729        4,242,670
5650-5674 Eastport Boulevard              Richmond, VA                   644,384        4,168,551        4,812,935
5700 Eastport Boulevard                   Richmond, VA                   408,729        2,740,967        3,149,696
3432 Holland Road                         Virginia Beach, VA             173,527          801,603          975,130
4880 Cox Road                             Glen Allen, VA                 743,898        5,740,637        6,484,535
4101-4127 Carolina Avenue                 Richmond, VA                   310,854        2,373,958        2,684,812
4201-4261 Carolina Avenue                 Richmond, VA                   693,203        5,694,513        6,387,716
4263-4299 Carolina Avenue                 Richmond, VA                   256,203        3,640,349        3,896,552
4301-4335 Carolina Avenue                 Richmond, VA                   223,696        1,759,025        1,982,721
4337-4379 Carolina Avenue                 Richmond, VA                   325,203        3,148,356        3,473,559
4501-4549 Carolina Avenue                 Richmond, VA                   486,166        3,698,130        4,184,296
4551-4593 Carolina Avenue                 Richmond, VA                   474,360        3,613,220        4,087,580
4601-4643 Carolina Avenue                 Richmond, VA                   652,455        5,131,857        5,784,312
4645-4683 Carolina Avenue                 Richmond, VA                   404,616        3,983,550        4,388,166
4447-4491 Carolina Avenue                 Richmond, VA                   454,056        2,824,892        3,278,948
4401-4445 Carolina Avenue                 Richmond, VA                   615,038        4,657,297        5,272,335
12 S. Third Street                        Richmond, VA                    40,539          199,664          240,203
9601 Cosner Drive                         Fredericksburg, VA             476,262        4,065,136        4,541,398
315 Cardiff Valley Road                   Knoxville, TN                  443,305        2,993,390        3,436,695
2300 East Parham Road                     Richmond, VA                   221,947        1,025,269        1,247,216
5601-5659 Eastport Boulevard              Richmond, VA                   720,100        5,078,702        5,798,802
5900 Eastport Boulevard                   Richmond, VA                   687,898        4,945,087        5,632,985
4717-4729 Eubank Road                     Richmond, VA                   452,263        3,440,763        3,893,026
4263F-N Carolina Avenue                   Richmond, VA                    91,599        1,631,525        1,723,124
1821 Battery Dantzler Road                Chester, VA                    392,332        3,065,063        3,457,395
5000 Cox Road                             Glen Allen, VA                 771,029        3,733,164        4,504,193
5500 Cox Road                             Glen Allen, VA                 483,263        2,609,990        3,093,253
510 Eastpark Court                        Richmond, VA                   262,210        2,148,008        2,410,218
520 Eastpark Court                        Richmond, VA                   486,598        4,153,001        4,639,599
13001 Kingston Avenue                     Richmond, VA                   376,701        2,029,222        2,405,923
5701-5799 Eastport Boulevard              Richmond, VA                   700,503        5,309,537        6,010,040
4801 Cox Road                             Glen Allen, VA               1,075,620        8,856,012        9,931,632
600 H P Way                               Richmond, VA                   501,752        6,950,772        7,452,524
500 H P Way                               Richmond, VA                   491,919        5,963,767        6,455,686
701 Liberty Way                           Richmond, VA                 1,182,453        3,967,521        5,149,974
4198 Cox Road                             Glen Allen, VA                 670,292        4,112,018        4,782,310
4510 Cox Road                             Glen Allen, VA               1,010,044        7,403,925        8,413,969
2809 South Lynnhaven Road                 Virginia Beach, VA             953,590        6,602,548        7,556,138
200 Golden Oak Court                      Virginia Beach, VA           1,116,693        7,301,943        8,418,636
208 Golden Oak Court                      Virginia Beach, VA             965,177        6,979,124        7,944,301
1 Enterprise Parkway                      Hampton, VA                    974,675        5,917,673        6,892,348
22 Enterprise Parkway                     Hampton, VA                  1,097,368        7,086,544        8,183,912
530 Eastpark Court                        Richmond, VA                   334,772        2,682,845        3,017,617
484 Viking Drive                          Virginia Beach, VA             891,753        3,743,792        4,635,545
10430 Lakeridge Parkway                   Ashland, VA                    421,267        3,832,114        4,253,381
10456 Lakeridge Parkway                   Ashland, VA                    409,261        3,726,305        4,135,566
3829-3855 Gaskins Road                    Richmond, VA                   364,165        3,270,794        3,634,959

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
629 Phoenix Drive                         Virginia Beach, VA             371,694        2,125,063        2,496,757
11838 Rock Landing Drive                  Newport News, VA               673,942        2,481,944        3,155,886
11844 Rock Landing Drive                  Newport News, VA               326,774        1,484,852        1,811,626
11832 Rock Landing Drive                  Newport News, VA               299,066        1,469,135        1,768,201
11846 Rock Landing Drive                  Newport News, VA               748,582        5,906,573        6,655,155
10800 Nuckols Boulevard                   Richmond, VA                 1,794,162       13,995,767       15,789,929
5700 Cleveland Street                     Virginia Beach, VA             700,564       10,210,519       10,911,083
801 Liberty Way                           Richmond, VA                   780,000        6,019,815        6,799,815
5 Manhattan Square                        Hampton, VA                    212,694        1,557,477        1,770,171
4523 Green Point Drive                    High Point, NC                 223,614        2,398,542        2,622,156
4501 Green Point Drive                    High Point, NC                 320,450        2,281,471        2,601,921
4500 Green Point Drive                    High Point, NC                 231,692        2,110,048        2,341,740
2427 Penny Road                           High Point, NC               1,168,074        6,180,120        7,348,194
4524 Green Point Drive                    High Point, NC                 183,888        2,130,918        2,314,806
4328, 4336 Federal Drive                  High Point, NC                 825,092        7,368,225        8,193,317
200 Centreport Drive                      Greensboro, NC                 332,017        4,118,296        4,450,313
4344 Federal Drive                        High Point, NC                 173,623        2,644,645        2,818,268
202 Centreport Drive                      Greensboro, NC                 549,679        5,755,569        6,305,248
101 Centreport Drive                      Greensboro, NC                 826,237        7,727,514        8,553,751
4000 Piedmont Parkway                     High Point, NC                 597,368        5,223,276        5,820,644
4380 Federal Drive                        High Point, NC                 283,368        2,112,082        2,395,450
4388 Federal Drive                        High Point, NC                 132,655        1,129,542        1,262,197
6532 Judge Adams Road                     Rock Creek, NC                 399,988        3,446,080        3,846,068
6530 Judge Adams Road                     Rock Creek, NC                 335,061        4,428,955        4,764,016
3860 Faber Place                          N. Charleston, SC              796,655        2,107,217        2,903,872
4055 Faber Place                          N. Charleston, SC              882,352        4,937,792        5,820,144
3820 Faber Place                          N. Charleston, SC              506,558        2,626,896        3,133,454
3875 Faber Place                          N. Charleston, SC            1,166,052        5,770,165        6,936,217
150 Ridgeview Center Drive                Duncan, SC                     711,353        8,985,965        9,697,318
1320 Garlington Road                      Greenville, SC                 398,539        1,787,871        2,186,410
420 Park Avenue                           Greenville, SC                 522,548        3,283,633        3,806,181
1 Alliance Drive                          Goose Creek, SC                662,422        2,655,438        3,317,860
4160 Mendenhall Oaks Parkway              High Point, NC                 545,627        2,771,348        3,316,975
4194 Mendenhall Oaks Parkway              High Point, NC                 265,991        2,221,451        2,487,442
4196 Mendenhall Oaks Parkway              High Point, NC                 173,889        2,019,824        2,193,713
4170 Mendenhall Oaks Parkway              High Point, NC                 373,502        1,798,228        2,171,730
4180 Mendenhall Oaks Parkway              High Point, NC                 315,614        1,565,527        1,881,141
4050 Piedmont Parkway                     High Point, NC               2,042,159       16,913,296       18,955,455
One Independence Pointe                   Greenville, SC                 784,617        6,355,254        7,139,871
55 Beattie Place                          Greenville, SC               2,645,238       24,267,767       26,913,005
75 Beattie Place                          Greenville, SC               2,408,577       17,873,998       20,282,575
7736 McCloud Road                         Greensboro, NC                 591,795        6,103,168        6,694,963
15 Brendan Way                            Greenville, SC                 614,192        3,878,515        4,492,707
200 Meeting Street                        Charleston, SC               4,027,428       30,561,141       34,588,569
7500 West 110th Street                    Overland Park, KS            2,380,493        9,783,818       12,164,311
3955 Faber Place                          Charleston, SC                 547,949        6,492,558        7,040,507
4300 Federal Drive                        High Point, NC                 276,038        1,604,281        1,880,319
4135 Mendenall Oaks Parkway               High Point, NC                 500,980        2,235,363        2,736,343
3825 Faber Place                          N. Charleston, SC              249,147        1,087,434        1,336,581
1020 North Point Industrial Boulevard     Hanahan, SC                  1,432,143        8,635,666       10,067,809
1730 Stebbins Drive                       Houston, TX                    144,016          427,823          571,839
5911-5925 Richard Street                  Jacksonville, FL               286,335          497,306          783,641
8383-8385 Baycenter Road                  Jacksonville, FL                65,329          649,383          714,712
8775 Baypine Road                         Jacksonville, FL               913,264        3,136,335        4,049,599
8539 Western Way                          Jacksonville, FL               631,558        2,885,528        3,517,086
6255 Lake Gray Boulevard                  Jacksonville, FL               811,963        3,432,354        4,244,317
6600-6800 Suemac Place                    Jacksonville, FL               216,014        1,896,629        2,112,643
6800-6850 Suemac Place                    Jacksonville, FL               125,576        1,132,203        1,257,779
8665,8667,8669 Baypine Road               Jacksonville, FL             1,023,514        3,957,483        4,980,997
8540 Baycenter Road                       Jacksonville, FL               450,431        1,366,708        1,817,139
1200 Gulf Life Drive                      Jacksonville, FL             1,035,091       20,103,285       21,138,376
8400 Baymeadows Way                       Jacksonville, FL               566,370        2,323,612        2,889,982
8614 Baymeadows Way                       Jacksonville, FL               312,761        1,088,410        1,401,171
5941-5975 Richard Street                  Jacksonville, FL               585,280        1,111,567        1,696,847
7970 Bayberry Road                        Jacksonville, FL               129,979        1,235,513        1,365,492
6000-6030 Bowdendale Avenue               Jacksonville, FL               275,475        1,690,506        1,965,981
7898 Baymeadows Way                       Jacksonville, FL               568,005        1,966,127        2,534,132
5977-6607 Richard Street                  Jacksonville, FL               182,747        1,562,967        1,745,714
7910 & 7948 Baymeadows Way                Jacksonville, FL               211,449        2,717,747        2,929,196
7954 & 7960 Baymeadows Way                Jacksonville, FL               292,667        2,978,826        3,271,493
8787 Baypine Road                         Jacksonville, FL             2,045,574        5,636,694       37,682,268
7077 Bonneval Road                        Jacksonville, FL               774,020        6,962,745        7,736,765
4190 Belfort Road                         Jacksonville, FL               827,420        7,581,690        8,409,110
8011, 8021, 8031 Phillips Highway         Jacksonville, FL               628,437        4,787,182        5,415,619
7020 AC Skinner Parkway                   Jacksonville, FL               749,811        2,104,232        2,854,043
7022 AC Skinner Parkway                   Jacksonville, FL               853,981        2,962,115        3,816,096
11777 Central Highway                     Jacksonville, FL               192,004        2,255,323        2,447,327
4345 Southpoint Parkway                   Jacksonville, FL               418,093        8,334,179        8,752,272
7016 AC Skinner Parkway                   Jacksonville, FL               602,633        2,320,994        2,923,627
7018 AC Skinner Parkway                   Jacksonville, FL               846,433        4,101,958        4,948,391
7014 AC Skinner Parkway                   Jacksonville, FL               780,486        3,083,491        3,863,977
6620 Southpoint Parkway                   Jacksonville, FL               614,602        4,775,448        5,390,050
7980 Bayberry Road                        Jacksonville, FL               330,726        1,355,877        1,686,603
9600 Satellite Boulevard                  Orlando, FL                    252,850        1,356,297        1,609,147
9700 Satellite Boulevard                  Orlando, FL                    405,362        1,254,084        1,659,446

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
1902 Cypress Lake Drive                   Orlando, FL                    538,512        4,079,546        4,618,058
9550 Satellite Boulevard                  Orlando, FL                    587,319        2,010,357        2,597,676
8250 & 8256 Exchange Place                Orlando, FL                    622,413        2,754,051        3,376,464
6600 Southpoint Parkway                   Jacksonville, FL             1,002,704        4,319,165        5,321,869
6700 Southpoint Parkway                   Jacksonville, FL               624,215        3,485,721        4,109,936
4801 Executive Park Court - 100           Jacksonville, FL               554,542        3,432,537        3,987,079
4801 Executive Park Court - 200           Jacksonville, FL               370,039        1,995,542        2,365,581
4810 Executive Park Court                 Jacksonville, FL               370,039        3,092,977        3,463,016
6602 Executive Park Court - 100           Jacksonville, FL               388,541        2,202,165        2,590,706
6602 Executive Park Court - 200           Jacksonville, FL               296,032        1,599,815        1,895,847
6631 Executive Park Court - 100           Jacksonville, FL               251,627        1,356,885        1,608,512
6631 Executive Park Court - 200           Jacksonville, FL               407,043        2,364,045        2,771,088
4815 Executive Park Court - 100           Jacksonville, FL               366,339        2,046,904        2,413,243
4815 Executive Park Court - 200           Jacksonville, FL               462,549        2,623,954        3,086,503
4825 Executive Park Court                 Jacksonville, FL               601,401        3,247,286        3,848,687
4820 Executive Park Court                 Jacksonville, FL               555,213        3,210,025        3,765,238
10511 & 10611 Satellite Boulevard         Orlando, FL                    522,991        2,771,117        3,294,108
1400-1440 Central Florida Parkway         Orlando, FL                    518,043        2,630,525        3,148,568
6601 Executive Park Circle North          Jacksonville, FL               551,250        3,129,001        3,680,251
1300 Riverplace Boulevard                 Jacksonville, FL             1,804,258        8,420,798       10,225,056
4901 Belfort Road                         Jacksonville, FL               877,964        4,202,594        5,080,558
16445 Air Center Boulevard                Houston, TX                    363,339        2,517,848        2,881,187
16405 Air Center Boulevard                Houston, TX                    438,853        3,122,048        3,560,901
2216 Directors Row                        Orlando, FL                    453,918        2,577,653        3,031,571
7460 Chancellor Drive                     Orlando, FL                    266,555        1,149,201        1,415,756
1901 Summit Tower Boulevard               Maitland, FL                 7,009,165       12,526,610       19,535,775
3701-3727 Vineland Road                   Orlando, FL                    767,929        2,158,607        2,926,536
4899 Belfort Road                         Jacksonville, FL             1,299,201        7,865,694        9,164,895
4905 Belfort Road                         Jacksonville, FL               638,154        3,000,623        3,638,777
16580 Air Center Boulevard                Houston, TX                    289,000        3,547,695        3,836,695
7251 Salisbury Road                       Jacksonville, FL               662,559        2,092,676        2,755,235
7622 Bald Cypress Place                   Tampa, FL                      300,000        1,078,727        1,378,727
10245 Centurion Parkway North             Jacksonville, FL               857,705        3,977,014        4,834,719
1755 Trans Central Drive                  Houston, TX                    293,534        3,046,085        3,339,619
5501-5519 Pioneer Park Boulevard          Tampa, FL                      262,416        1,699,082        1,961,498
5690-5694 Crenshaw Street                 Tampa, FL                      181,923        1,967,900        2,149,823
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      503,767        3,175,265        3,679,032
8401-8408 Benjamin Road                   Tampa, FL                      789,652        4,913,466        5,703,118
3501 Riga Boulevard                       Tampa, FL                      617,289        3,167,344        3,784,633
111 Kelsey Land                           Tampa, FL                      359,540        1,860,719        2,220,259
7930, 8010-20 Woodland Center Boulevard   Tampa, FL                    1,408,478        5,465,227        6,873,705
7920 Woodland Center Boulevard            Tampa, FL                    1,082,648        2,849,780        3,932,428
8154-8198 Woodland Center Boulevard       Tampa, FL                      399,088        2,907,533        3,306,621
8112-42 Woodland Center Boulevard         Tampa, FL                      513,263        3,243,734        3,756,997
8212 Woodland Center Boulevard            Tampa, FL                      820,882        2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                      559,527        4,402,267        4,961,794
7724 Woodland Center Boulevard            Tampa, FL                      235,894        2,087,522        2,323,416
7802-50 Woodland Center Boulevard         Tampa, FL                      506,949        2,392,506        2,899,455
7852-98 Woodland Center Boulevard         Tampa, FL                      506,949        2,305,091        2,812,040
8921 Brittany Way                         Tampa, FL                      254,493        1,892,134        2,146,627
5250 Eagle Trail Drive                    Tampa, FL                      952,860        3,457,917        4,410,777
7725 Woodland Center Boulevard            Tampa, FL                      771,501        3,007,586        3,779,087
8001 Woodland Center Boulevard            Tampa, FL                      438,061        2,152,768        2,590,829
4630 Woodland Corporate Boulevard         Tampa, FL                    1,560,099       11,664,553       13,224,652
701-725 South US Highway 301              Tampa, FL                      661,680        3,099,985        3,761,665
4502 Woodland Corporate Boulevard         Tampa, FL                    1,071,535        2,925,709        3,997,244
9001-9015 Brittany Way                    Tampa, FL                      364,514        1,240,765        1,605,279
4508 Woodland Corporate Boulevard         Tampa, FL                      556,887        3,061,764        3,618,651
1701 Clint Moore Boulevard                Boca Raton, FL               1,430,937        3,096,241        4,527,178
4555 Riverside Drive                      Beach Gardens, FL              806,405        5,798,532        6,604,937
2500 Metrocentre Boulevard                West Palm Beach, FL            238,362        1,593,530        1,831,892
2540 Metrocentre Boulevard                West Palm Beach, FL            165,071        1,318,383        1,483,454
2541 Metrocentre Boulevard                West Palm Beach, FL            145,091        1,079,254        1,224,345
2580 Metrocentre Boulevard                West Palm Beach, FL            256,478        1,674,238        1,930,716
2581 Metrocentre Boulevard                West Palm Beach, FL            189,359        1,396,829        1,586,188
1101 Northpoint Parkway                   West Palm Beach, FL            258,606        1,548,241        1,806,847
3223 Commerce Place                       West Palm Beach, FL            501,843        2,070,981        2,572,824
801 Northpoint Parkway                    West Palm Beach, FL            459,284        2,608,101        3,067,385
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             625,111        4,418,805        5,043,916
6500 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,085,411        3,085,411
6600 NW 12th Avenue                       Ft. Lauderdale, FL                   -        3,284,063        3,284,063
1500 SW 5th Court                         Pompano Beach, FL              972,232        3,927,203        4,899,435
1651 SW 5th Court                         Pompano Beach, FL              203,247          833,571        1,036,818
1601 SW 5th Court                         Pompano Beach, FL              203,247          861,598        1,064,845
1501 SW 5th Court                         Pompano Beach, FL              203,247          833,257        1,036,504
1400 SW 6th Court                         Pompano Beach, FL            1,157,049        4,682,057        5,839,106
1405 SW 6th Court                         Pompano Beach, FL              392,138        1,594,001        1,986,139
595 SW 13th Terrace                       Pompano Beach, FL              359,933        1,474,283        1,834,216
601 SW 13th Terrace                       Pompano Beach, FL              164,413          680,559          844,972
605 SW 16th Terrace                       Pompano Beach, FL              310,178        1,239,970        1,550,148
2440-2478 Metrocentre Boulevard           West Palm Beach, FL            470,214        2,162,509        2,632,723
951 Broken Sound Parkway                  Boca Raton, FL               1,426,251        6,243,688        7,669,939
3400 Lakeside Drive                       Miramar, FL                  2,022,153       11,711,215       13,733,368
3450 Lakeside Drive                       Miramar, FL                  2,022,152       11,533,323       13,555,475
3350 SW 148th Avenue                      Miramar, FL                  2,980,689       14,933,985       17,914,674

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
13650 NW 8th Street                       Sunrise, FL                    558,251        2,197,591        2,755,842
13630 NW 8th Street                       Sunrise, FL                    659,825        2,736,985        3,396,810
777 Yamato Road                           Boca Raton, FL               4,501,247       18,178,822       22,680,069
1801 Clint Moore Road                     Boca Raton, FL               1,065,068        4,691,192        5,756,260
6601-6625 W. 78th Street                  Bloomington, MN              2,310,246       38,578,584       40,888,830
2905 Northwest Boulevard                  Plymouth, MN                   516,920        5,140,927        5,657,847
2800 Campus Drive                         Plymouth, MN                   395,366        3,729,373        4,124,739
2955 Xenium Lane                          Plymouth, MN                   151,238        1,625,846        1,777,084
9401-9443 Science Center Drive            New Hope, MN                   510,064        4,025,026        4,535,090
6321-6325 Bury Drive                      Eden Prairie, MN               462,876        4,325,760        4,788,636
7115-7173 Shady Oak Road                  Eden Prairie, MN               454,974        4,496,585        4,951,559
7660-7716 Golden Triangle Drive           Eden Prairie, MN             1,289,215        5,734,774        7,023,989
7400 Flying Cloud Drive                   Eden Prairie, MN               195,982        1,817,445        2,013,427
10301-10305 West 70th Street              Eden Prairie, MN               118,300        1,167,949        1,286,249
10321 West 70th Street                    Eden Prairie, MN               142,399        1,341,407        1,483,806
10333 West 70th Street                    Eden Prairie, MN               108,610        1,026,183        1,134,793
10349-10357 West 70th Street              Eden Prairie, MN               270,584        2,746,668        3,017,252
10365-10375 West 70th Street              Eden Prairie, MN               285,464        2,808,245        3,093,709
10393-10394 West 70th Street              Eden Prairie, MN               264,419        2,675,209        2,939,628
7078 Shady Oak Road                       Eden Prairie, MN               336,481        3,139,939        3,476,420
10400 Viking Drive                        Eden Prairie, MN             2,986,817       21,376,752       24,363,569
5600 & 5610 Rowland Road                  Minnetonka, MN                 829,263        8,096,724        8,925,987
2920 Northwest Boulevard                  Plymouth, MN                   384,235        4,094,866        4,479,101
5400-5500 Feltl Road                      Minnetonka, MN                 883,895        8,768,248        9,652,143
10300 Bren Road                           Minnetonka, MN                 344,614        3,264,667        3,609,281
14630-14650 28th Avenue North             Plymouth, MN                   198,205        1,929,396        2,127,601
7695-7699 Anagram Drive                   Eden Prairie, MN               760,525        3,280,379        4,040,904
7550 Meridian Circle                      Maple Grove, MN                513,250        2,921,065        3,434,315
2800 Northwest Boulevard                  Plymouth, MN                 1,934,438       11,022,359       12,956,797
3255 Neil Armstrong Boulevard             Eagan, MN                    1,131,017        3,377,738        4,508,755
4801 West 81st Street                     Bloomington, MN              1,624,701        2,740,764        4,365,465
8100 Cedar Avenue                         Bloomington, MN                501,313        3,700,697        4,202,010
9600 54th Avenue                          Plymouth, MN                   332,317        3,209,004        3,541,321
7800 Equitable Drive                      Eden Prairie, MN             2,188,525        3,807,690        5,996,215
7905 Fuller Road                          Eden Prairie, MN             1,230,965        4,103,672        5,334,637
9023 Columbine Road                       Eden Prairie, MN             1,956,273        4,626,133        6,582,406
6161 Green Valley Drive                   Bloomington, MN                741,194        4,029,867        4,771,061
4700 Nathan Lane North                    Minneapolis, MN              1,501,308        8,748,052       10,249,360
8967 Columbine Road                       Eden Prairie, MN             1,450,000        3,390,238        4,840,238
14390 Huntington Avenue                   Savage, MN                   1,464,521        6,283,364        7,747,885
550-590 Hale Avenue                       Oakdale, MN                    766,390        3,517,986        4,284,376
7777 Golden Triangle Drive                Eden Prairie, MN               993,101        3,012,772        4,005,873
26911-26957 Northwestern                  Southfield, MI              11,305,263       67,349,949       78,655,212
1650 Research Drive                       Troy, MI                       763,067        7,289,799        8,052,866
1775 Research Drive                       Troy, MI                       331,422        2,835,952        3,167,374
1875 Research Drive                       Troy, MI                       329,863        2,890,488        3,220,351
1850 Research Drive                       Troy, MI                       781,054        7,572,479        8,353,533
1965 Research Drive                       Troy, MI                       419,090        3,680,159        4,099,249
1960 Research Drive                       Troy, MI                       419,146        3,627,852        4,046,998
27260 Haggerty Road                       Farmington Hills, MI           456,877        4,210,271        4,667,148
27200 Haggerty Road                       Farmington Hills, MI           382,754        3,537,330        3,920,084
27280 Haggerty Road                       Farmington Hills, MI           452,860        4,117,913        4,570,773
27220 Haggerty Road                       Farmington Hills, MI           203,064        1,910,766        2,113,830
27240 Haggerty Road                       Farmington Hills, MI           171,518        1,577,475        1,748,993
27300 Haggerty Road                       Farmington Hills, MI           370,378        3,389,143        3,759,521
1101 Allen Drive                          Troy, MI                        98,148          904,144        1,002,292
1151 Allen Drive                          Troy, MI                       164,486        1,688,882        1,853,368
1300 Rankin Street                        Troy, MI                       134,094        1,368,913        1,503,007
1350 Rankin Street                        Troy, MI                       111,779        1,073,815        1,185,594
1376-1400 Rankin Street                   Troy, MI                       134,296        1,300,940        1,435,236
1352-1374 Rankin Street                   Troy, MI                       153,279        1,473,032        1,626,311
1324-1346 Rankin Street                   Troy, MI                       134,094        1,222,308        1,356,402
1301-1307 Rankin Street                   Troy, MI                       111,779        1,062,466        1,174,245
1409 Allen Drive                          Troy, MI                       142,374        1,488,436        1,630,810
1304 E. Maple Road                        Troy, MI                       211,236        2,213,807        2,425,043
1334 Maplelawn Road                       Troy, MI                       124,300        1,143,622        1,267,922
1290 Maplelawn Road                       Troy, MI                        85,325          830,435          915,760
1070 Maplelawn Road                       Troy, MI                        68,563          661,949          730,512
950 Maplelawn Road                        Troy, MI                       252,433        2,289,503        2,541,936
894 Maplelawn Road                        Troy, MI                       181,753        1,649,509        1,831,262
1179 Maplelawn Road                       Troy, MI                        87,849          914,385        1,002,234
1940 Norwood Drive                        Troy, MI                        86,839          825,852          912,691
1311-1331 Maplelawn Road                  Troy, MI                       125,410        1,143,344        1,268,754
2354 Bellingham Street                    Troy, MI                        87,344          807,531          894,875
2360 Bellingham Street                    Troy, MI                        87,344          845,864          933,208
1911 Ring Drive                           Troy, MI                        86,132          852,122          938,254
26442-26450 Haggerty Road                 Farmington Hills, MI           237,691        2,168,282        2,405,973
26500 Haggerty Road                       Farmington Hills, MI           311,097        2,833,476        3,144,573
26650 Haggerty Road                       Farmington Hills, MI           173,170        1,581,123        1,754,293
26700 Haggerty Road                       Farmington Hills, MI           253,341        2,304,386        2,557,727
26750 Haggerty Road                       Farmington Hills, MI           292,720        2,797,499        3,090,219
26800 Haggerty Road                       Farmington Hills, MI           175,492        1,601,626        1,777,118
26842-26850 Haggerty Road                 Farmington Hills, MI           239,609        2,354,088        2,593,697
26600 Haggerty Road                       Farmington Hills, MI           537,693        2,441,279        2,978,972

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
26550 Haggerty Road                       Farmington Hills, MI           535,179        2,413,952        2,949,131
50 West Big Bear Road                     Troy, MI                     2,159,678       19,755,460       21,915,138
100 West Big Bear Road                    Troy, MI                     2,113,006       19,320,724       21,433,730
245 Executive Drive                       Brookfield, WI                 577,067        5,410,267        5,987,334
8301 West Parkland Court                  Milwaukee, WI                  358,442        3,519,777        3,878,219
32991 Hamilton Court                      Farmington Hills, MI         1,065,392        4,607,462        5,672,854
7800 N. 113th Street                      Milwaukee, WI                1,711,964        6,898,944        8,610,908
2475-2479 Elliot Avenue                   Troy, MI                       128,808          531,531          660,339
32661 Edward Avenue                       Madison Heights, MI            378,838        2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI            340,398        1,396,362        1,736,760
32751 Edward Avenue                       Madison Heights, MI            151,410          905,488        1,056,898
32853 Edward Avenue                       Madison Heights, MI            138,121          838,253          976,374
555 East Mandoline Avenue                 Madison Heights, MI            140,862          810,516          951,378
599 East Mandoline Avenue                 Madison Heights, MI            132,164          719,789          851,953
749 East Mandoline Avenue                 Madison Heights, MI            144,658          711,468          856,126
750 East Mandoline Avenue                 Madison Heights, MI            151,458          742,062          893,520
900 East Mandoline Avenue                 Madison Heights, MI            157,729          772,787          930,516
949 East Mandoline Avenue                 Madison Heights, MI            137,049          779,239          916,288
32090 John R. Road                        Madison Heights, MI             70,351          405,861          476,212
31601 Research Park Drive                 Madison Heights, MI            331,179        1,890,599        2,221,778
31651 Research Park Drive                 Madison Heights, MI            194,012        1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI            373,203        1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI            185,845        1,113,364        1,299,209
31751 Research Park Drive                 Madison Heights, MI            194,063        1,302,396        1,496,459
31800 Research Park Drive                 Madison Heights, MI            217,929        1,603,556        1,821,485
800 Tech Row                              Madison Heights, MI            444,977        2,997,755        3,442,732
900 Tech Row                              Madison Heights, MI            155,606          922,149        1,077,755
1000 Tech Row                             Madison Heights, MI            357,897        2,712,929        3,070,826
31771 Sherman Avenue                      Madison Heights, MI            150,944          645,820          796,764
31791 Sherman Avenue                      Madison Heights, MI            105,606          652,218          757,824
31811 Sherman Avenue                      Madison Heights, MI            207,599        1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI            158,483          904,885        1,063,368
31900 Sherman Avenue                      Madison Heights, MI            269,293        1,785,728        2,055,021
800 East Whitcomb Avenue                  Madison Heights, MI            151,704        1,344,254        1,495,958
950 East Whitcomb Avenue                  Madison Heights, MI            113,630        2,170,653        2,284,283
1000 East Whitcomb Avenue                 Madison Heights, MI            113,512        1,065,241        1,178,753
1201 East Whitcomb Avenue                 Madison Heights, MI            302,567        1,215,920        1,518,487
1210 East Whitcomb Avenue                 Madison Heights, MI            121,298          329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI             78,720          406,003          484,723
1280 Kempar Avenue                        Madison Heights, MI            142,305          555,174          697,479
22515 Heslip Drive                        Madison Heights, MI            144,477          375,021          519,498
9801 80th Avenue                          Pleasant Prairie, WI         1,689,726        7,971,493        9,661,219
11950 W. Lake Park Drive                  Milwaukee, WI                  394,938        2,495,696        2,890,634
11400 W. Lake Park Drive                  Milwaukee, WI                  443,101        2,535,704        2,978,805
11425 W. Lake Park Drive                  Milwaukee, WI                  385,305        2,450,084        2,835,389
11301 W. Lake Park Drive                  Milwaukee, WI                  619,465        2,713,670        3,333,135
11900 W. Lake Park Drive                  Milwaukee, WI                  350,628        2,886,153        3,236,781
38100 Ecorse Road                         Romulus, MI                    853,063        7,985,720        8,838,783
16620-16650 W. Bluemound Road             Brookfield, WI                 586,665        4,500,745        5,087,410
1600-1630 E. Big Beaver Road              Troy, MI                     1,458,737        3,000,749        4,459,486
11520 W. Calumet Road                     Milwaukee, WI                  341,698        1,575,855        1,917,553
12100 W. Park Place                       Milwaukee, WI                  532,370        3,310,842        3,843,212
N26 W23445 Paul Road                      Pewaukee, WI                   561,904        1,989,820        2,551,724
11200 W. Plank Court                      Wauwatosa, WI                  330,829        3,245,894        3,576,723
11020 W. Plank Court                      Wauwatosa, WI                  464,246        3,249,962        3,714,208
50 Gibson Drive                           West Malling, UK                     -        3,334,095        3,334,095
2 Kings Hill Avenue                       West Malling, UK             1,019,410        4,052,073        5,071,483
50 Kings Hill Avenue                      West Malling, UK             1,181,936       10,097,705       11,279,641
10 Kings Hill Avenue                      West Malling, UK               893,048        5,224,656        6,117,704
30 Tower View                             West Malling, UK             1,504,860       11,039,426       12,544,286
35 Kings Hill Avenue                      West Malling, UK               737,814        2,666,409        3,404,223
39 Kings Hill Avenue                      West Malling, UK               743,327        2,956,087        3,699,414
18 Kings Hill Avenue                      West Malling, UK             1,243,879        4,553,197        5,797,076
                                                                    ------------   --------------   --------------
Subtotal Operating Real Estate                                      $443,057,470   $2,759,419,709   $3,202,477,179
                                                                    ============   ==============   ==============

DEVELOPMENT IN PROGRESS
11 Great Valley Parkway                   Malvern, PA               $    708,331   $    2,152,940   $    2,861,271
680 Blair Mill Road                       Horsham, PA                  3,980,260        2,620,101        6,600,361
1200 Liberty Ridge Place                  Wayne, PA                    5,223,660        5,568,803       10,792,463
2760 Red Lion Road                        Philadelphia, PA                     -       12,301,367       12,301,367
17000 Commerce Parkway                    Mt. Laurel, NJ                 144,515        2,639,955        2,784,470
705 Boulder Drive                         Allentown, PA                4,486,836       14,747,434       19,234,270
3773 Executive Business Parkway           Upper Saucon Twp, PA           794,403        4,015,623        4,810,026
Main & W. Broad Streets                   Bethlehem, PA                1,099,079        5,544,361        6,643,440
8150 Industrial Boulevard                 Allentown, PA                2,550,281        1,051,521        3,601,802
8250 Industrial Boulevard                 Upper Macungie, PA           1,023,654          705,737        1,729,391
650 Boulder Drive                         Allentown, PA                8,007,901        1,525,338        9,533,239
6200 Old Dobbin Lane                      Columbia, MD                 1,295,000          734,191        2,029,191
6210 Old Dobbin Lane                      Columbia, MD                 1,295,000          597,675        1,892,675
6240 Old Dobbin Lane                      Columbia, MD                 1,295,000          633,597        1,928,597
12730 Kinston Avenue                      Richmond, VA                   631,905        2,766,239        3,398,144

                                  LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
DEVELOPMENT IN PROGRESS - Continued
12450 Three Chopt Road                    Richmond, VA                 1,140,647          602,866        1,743,513
1309 Executive Boulevard                  Cheaspeake, VA                 955,374        1,142,212        2,097,586
4183 Eagle Hill Drive                     High Point, NC                 526,266        2,830,787        3,357,053
4189 Eagle Hill Drive                     High Point, NC                 431,106        2,013,538        2,444,644
4020 Meeting Way                          High Point, NC                 378,101        1,004,423        1,382,524
4 Independence Point                      Greenville, SC                 467,438          922,784        1,390,222
5 Independence Point                      Greenville, SC                 467,438          819,952        1,287,390
4230 Faber Place                          Charleston, SC                 231,284          851,504        1,082,788
170 Ridgeview Drive                       Duncan, SC                     228,306        1,047,982        1,276,288
6509 Franz Warner Parkway                 Rock Creek, NC                 360,494           83,521          444,015
2400 South Lake Orange Drive              Orlando, FL                    637,996        2,056,748        2,694,744
4887 Belfort Road                         Jacksonville, FL             1,665,915        4,454,699        6,120,614
6501 Lee Vista Boulevard                  Orlando, FL                    912,039        3,569,498        4,481,537
7255 Salisbury Road                       Jacksonville, FL               680,766        1,053,403        1,734,169
2416 Lake Orange Drive                    Orlando, FL                    700,000          593,410        1,293,410
901-933 US Highway 301S                   Tampa, FL                      846,070        2,395,783        3,241,853
4503 Woodland Corporate Boulevard         Tampa, FL                      619,913          564,861        1,184,774
4505 Woodland Corporate Boulevard         Tampa, FL                      516,594          661,947        1,178,541
4511 Woodland Corporate Boulevard         Tampa, FL                      516,594          696,794        1,213,388
8937 Columbine Road                       Eden Prairie, MN             1,739,966        3,794,568        5,534,534
7615 Smetana Lane                         Eden Prairie, MN             3,000,000        5,914,172        8,914,172
7805 Hudson Road                          Woodbury, MN                 1,381,234        5,264,634        6,645,868
10801 Nesbitt Avenue South                Bloomington, MN                786,382        3,867,466        4,653,848
4600 Nathan Lane                          Plymouth, MN                 1,037,433        1,166,983        2,204,416
8995 Columbine Road                       Eden Prairie, MN             1,974,496        1,315,917        3,290,413
8911 Columbine Road                       Eden Prairie, MN             1,650,882        1,367,010        3,017,892
8855 Columbine Road                       Eden Prairie, MN             2,355,935          864,161        3,220,096
8691 109th Street                         Pleasant Prairie, WI         1,402,582        5,479,551        6,882,133
11414 West Park Place                     Milwaukee, WI                  491,531        7,431,989        7,923,520
2600 Bellingham Drive                     Troy, MI                     1,938,746        2,250,826        4,189,572
2710 Bellingham Drive                     Troy, MI                     1,938,746        2,201,753        4,140,499
38000 Ecourse Road                        Romulus, MI                  1,053,337        9,507,606       10,560,943
6505 Cogswell Road                        Romulus, MI                    784,080          467,664        1,251,744
4 Abbey Wood Road                         West Malling, UK             1,581,511        4,684,819        6,266,330
                                                                    ------------   --------------   --------------
Subtotal Development in Progress                                    $ 67,935,026   $  140,550,712   $  208,485,740
                                                                    ============   ==============   ==============

LAND HELD FOR DEVELOPMENT
Renaissance Park Land                     King of Prussia, PA       $  2,729,560   $       82,445   $    2,812,005
Keystone Park Land                        Bristol, PA                    893,412            2,702          896,114
Peco Lot - PBC                            Horsham, PA                    262,100                -          262,100
Liberty Ridge Land                        Wayne, PA                   10,507,172                -       10,507,172
Northsight Land                           Scottsdale, AZ              10,676,438                -       10,676,438
1710 Arch Street                          Philadelphia, PA             7,847,607                -        7,847,607
1722 Arch Street                          Philadelphia, PA               290,475                -          290,475
JFK & Arch Parking Lots/Land (East)       Philadelphia, PA            14,291,952                -       14,291,952
JFK & Arch Parking Lots/Land (West)       Philadelphia, PA             4,700,222                -        4,700,222
Commodore Business Park                   Bridgeport, NJ               4,349,850          227,701        4,577,551
Marlton Executive Park Land               Marlton, NJ                    905,119                -          905,119
410 Center Square Land                    Bridgeport, NJ                 486,574                -          486,574
800 Arlington Boulevard Expansion Land    Bridgeport, NJ                 773,893                -          773,893
Lehigh Valley Corporate Center Land       Bethlehem, PA                  201,596           29,542          231,138
LVCC Phase 2 Land                         Bethlehem, PA                5,747,025          198,499        5,945,524
1605 Valley Center Parkway                Bethlehem, PA                1,762,793                -        1,762,793
Columbia Crossing Land                    Columbia, MD                 4,653,550                -        4,653,550
6250 Old Dobbin Lane                      Columbia, MD                 1,329,458                -        1,329,458
IRS Distribution Center Land              Richmond, VA                    10,120                -           10,120
Rivers' Bend Land                         Richmond, VA                  (266,653)       6,290,647        6,023,994
Woodlands Center Land                     Richmond, VA                 1,686,394                -        1,686,394
501 H P Way                               Richmond, VA                   650,007                -          650,007
6000-98 Eastport Boulevard                Richmond, VA                 1,628,318                -        1,628,318
Eastport VIII                             Richmond, VA                   386,023                -          386,023
Eastport IX                               Richmond, VA                   214,952                -          214,952
Westmoreland Land                         Virginia Beach, VA             872,320                -          872,320
Westmoreland III Land                     Virginia Beach, VA             774,926                -          774,926
Volvo Center Land                         Chesapeake, VA               3,859,578                -        3,859,578
Mendenhall Land                           High Point, NC               4,298,094           28,985        4,327,079
Independence Pointe Land                  Greenville, SC               1,200,201                -        1,200,201
Executive Park at Faber Place Land        Charleston, SC                 182,979                -          182,979
Southchase Business Park Land             Greenville, SC                  78,432                -           78,432
Woodfield Land                            Greenville, SC                  70,677                -           70,677
Eagle Hill Business Park Land             High Point, NC               2,131,116           20,000        2,151,116
Lakeside I (Mendenhall)                   High Point, NC                 974,719                -          974,719
South Oaks I (Mendenhall)                 High Point, NC                 604,182                -          604,182
Enterprise Park Land                      Jacksonville, FL               476,902                -          476,902
Liberty Business Park Land                Jacksonville, FL               485,397           27,561          512,958
7024 AC Skinner Parkway                   Jacksonville, FL               822,713            1,197          823,910
Silo Bend Land                            Tampa, FL                    3,739,194                -        3,739,194
Exchange Place Land                       Orlando, FL                    202,117                -          202,117
Belfort Road                              Jacksonville, FL               541,679                -          541,679
Butler Plaza Land                         Jacksonville, FL             1,768,779           28,528        1,797,307
Central Green Land                        Houston, TX                  1,802,687                -        1,802,687
South Center Land                         Orlando, FL                  2,563,916                -        2,563,916

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                       Gross Amount Carried at Close of Period
                                                                  -------------------------------------------------
                                                                      Land and      Building and        Total
              Project                           City                Improvements    Improvements      @ 12/31/00
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT - Continued
South Center Land                         Orlando, FL                    544,570                -          544,570
Orlando Corporate Center Land             Orlando, FL                    952,277                -          952,277
Salisbury Road Land                       Jacksonville, FL             1,521,921                -        1,521,921
Woodland Corporate Center Land            Tampa, FL                    1,122,381                -        1,122,381
6119 W. Linebaugh Avenue                  Tampa, FL                      184,579                -          184,579
7831-41 Woodland Centr Parkway            Tampa, FL                      202,915           17,651          220,566
Pompano Bus Pk Land-Lots 100,101          Boca Raton, FL                 410,912                -          410,912
Pompano Bus Pk Land-Lots 60, 61@          Boca Raton, FL                 515,869                -          515,869
Boca Colonnade Land - Yamato Road         Boca Raton, FL               4,406,920                -        4,406,920
Klodt Land                                Eden Prairie, MN             3,588,730           73,603        3,662,333
Romulus Land                              Romulus, MI                  1,148,247                -        1,148,247
Big Beaver Airport Land                   Troy, MI                     8,526,430                -        8,526,430
Park Place South Land                     Milwaukee, WI                3,076,044            2,500        3,078,544
                                                                    ------------   --------------   --------------
Subtotal Land Held for Development                                  $130,370,360   $    7,031,561   $  137,401,921
                                                                    ============   ==============   ==============

Total All Properties                                                $641,362,956   $2,907,001,882   $3,548,364,840
                                                                    ============   ==============   ==============

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES
10,20 Liberty Boulevard                    Malvern, PA              $  1,353,251           1985           40 yrs.
420 Lapp Road                              Malvern, PA                 1,725,145           1989           40 yrs.
747 Dresher Road                           Horsham, PA                 1,114,243           1988           40 yrs.
45-67 Great Valley Parkway                 Malvern, PA                 1,671,994           1974           40 yrs.
40 Valley Stream Parkway                   Malvern, PA                   720,406           1987           40 yrs.
50 Valley Stream Parkway                   Malvern, PA                   767,518           1987           40 yrs.
20 Valley Stream Parkway                   Malvern, PA                 1,715,916           1987           40 yrs.
800 Town Center Drive                      Langhorne, PA               3,160,249           1987           40 yrs.
9, 15, 25 Great Valley Parkway             Malvern, PA                 8,898,259           1986           40 yrs.
257-275 Great Valley Parkway               Malvern, PA                 1,898,080           1983           40 yrs.
300 Technology Drive                       Malvern, PA                   446,304           1985           40 yrs.
277-293 Great Valley Parkway               Malvern, PA                   781,749           1984           40 yrs.
311 Technology Drive                       Malvern, PA                   870,718           1984           40 yrs.
325 Technology Drive                       Malvern, PA                   745,937           1984           40 yrs.
7 Great Valley Parkway                     Malvern, PA                 1,690,407           1985           40 yrs.
55 Valley Stream Parkway                   Malvern, PA                 1,186,163           1983           40 yrs.
65 Valley Stream Parkway                   Malvern, PA                 1,657,618           1983           40 yrs.
508 Lapp Road                              Malvern, PA                   768,506           1984           40 yrs.
10 Valley Stream Parkway                   Malvern, PA                 1,119,106           1984           40 yrs.
333 Phoenixville Pike                      Malvern, PA                 1,113,734           1985           40 yrs.
30 Great Valley Parkway                    Malvern, PA                   227,548           1975           40 yrs.
75 Great Valley Parkway                    Malvern, PA                   204,698           1977           40 yrs.
27-43 Great Valley Parkway                 Malvern, PA                 1,167,289           1977           40 yrs.
77-123 Great Valley Parkway                Malvern, PA                 2,208,032           1978           40 yrs.
260 Great Valley Parkway                   Malvern, PA                   371,832           1979           40 yrs.
256 Great Valley Parkway                   Malvern, PA                   863,190           1980           40 yrs.
205 Great Valley Parkway                   Malvern, PA                 4,552,176           1981           40 yrs.
12,14,16 Great Valley Parkway              Malvern, PA                   551,931           1982           40 yrs.
155 Great Valley Parkway                   Malvern, PA                   995,479           1981           40 yrs.
333 Technology Drive                       Malvern, PA                 1,238,264           1987           40 yrs.
510 Lapp Road                              Malvern, PA                   397,847           1983           40 yrs.
181 Wheeler Court                          Langhorne, PA                 356,740           1979           40 yrs.
1100 Wheeler Way                           Langhorne, PA                 191,070           1979           40 yrs.
60 Morehall Road                           Malvern, PA                 2,636,658           1989           40 yrs.
905 Airport Road                           West Chester, PA              965,050           1988           40 yrs.
1 Country View Road                        Malvern, PA                   632,472           1982           40 yrs.
2151 Cabot Boulevard                       Langhorne, PA                 569,272           1982           40 yrs.
170 South Warner Road                      King of Prussia, PA         1,566,962           1980           40 yrs.
190 South Warner Road                      King of Prussia, PA           947,711           1980           40 yrs.
507 Prudential Road                        Horsham, PA                   903,276           1988           40 yrs.
100 Witmer Road                            Horsham, PA                 1,158,693           1996           40 yrs.
3100 Horizon Drive                         King of Prussia, PA           325,087           1995           40 yrs.
3300 Horizon Drive                         King of Prussia, PA           422,002           1996           40 yrs.
3500 Horizon Drive                         King of Prussia, PA           304,536           1996           40 yrs.
200 Chesterfield Parkway                   Malvern, PA                 1,429,479           1989           40 yrs.
767 Electronic Drive                       Horsham, PA                   664,562           1996           40 yrs.
132 Welsh Road                             Horsham, PA                   375,519           1998           40 yrs.
5 Country View Road                        Malvern, PA                   662,969           1985           40 yrs.
3200 Horizon Drive                         King of Prussia, PA           636,262           1996           40 yrs.
3000 Horizon Drive                         King of Prussia, PA           177,703           1997           40 yrs.
111-195 Witmer Road                        Horsham, PA                   372,303           1996           40 yrs.
300 Welsh Road - Bldg. #3                  Horsham, PA                   198,240           1983           40 yrs.
300 Welsh Road - Bldg. #4                  Horsham, PA                   456,432           1983           40 yrs.
8801 Tinicum Boulevard                     Philadelphia, PA            3,474,333           1997           40 yrs.
440 East Swedesford Road                   King of Prussia, PA         1,170,511           1988           40 yrs.
460 East Swedesford Road                   King of Prussia, PA           731,137           1988           40 yrs.
50 Morehall Road                           Malvern, PA                 1,573,700           1997           40 yrs.
2 Walnut Grove Drive                       Horsham, PA                 1,127,684           1989           40 yrs.
5 Walnut Grove Drive                       Horsham, PA                   164,046           2000           40 yrs.
200 Gibraltar Road                         Horsham, PA                   736,548           1990           40 yrs.
220 Gibraltar Road                         Horsham, PA                   575,772           1998           40 yrs.
240 Gibraltar Road                         Horsham, PA                   575,271           1990           40 yrs.
151 South Warner Road                      King of Prussia, PA           707,204           1980           40 yrs.
1 Walnut Grove Drive                       Horsham, PA                   988,637           1986           40 yrs.
3604 Horizon Drive                         King of Prussia, PA           324,077           1998           40 yrs.
3606 Horizon Drive                         King of Prussia, PA           278,651           1997           40 yrs.
650 Swedesford Road                        King of Prussia, PA         1,991,268           1971           40 yrs.
680 Swedesford Road                        King of Prussia, PA         2,010,390           1971           40 yrs.
761 Fifth Avenue                           King of Prussia, PA           215,872           1977           40 yrs.
771 Fifth Avenue                           King of Prussia, PA           134,211           1977           40 yrs.
1 Great Valley Parkway                     Malvern, PA                   404,643           1982           40 yrs.
5 Great Valley Parkway                     Malvern, PA                   608,723           1983           40 yrs.
311 Sinclair Road                          Bristol, PA                   119,487           1997           40 yrs.
1001 Cedar Hollow Road                     Malvern, PA                 1,428,168           1997           40 yrs.
3 Country View Road                        Malvern, PA                   289,415           1998           40 yrs.
425 Technology Drive                       Malvern, PA                   263,150           1998           40 yrs.
375 Technology Drive                       Malvern, PA                   169,419           1998           40 yrs.
45 Liberty Boulevard                       Malvern, PA                   938,067           1999           40 yrs.
100 Chesterfield Parkway                   Malvern, PA                   679,340           1998           40 yrs.
181-187 Gibraltar Road                     Horsham, PA                   349,023           1982           40 yrs.
104 Rock Road                              Horsham, PA                   231,636           1974           40 yrs.
123-135 Rock Road                          Horsham, PA                   325,462           1975           40 yrs.
111-159 Gibraltar Road                     Horsham, PA                   367,320           1981           40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
161-175 Gibraltar Road                     Horsham, PA                   243,563           1976           40 yrs.
103-109 Gibraltar Road                     Horsham, PA                   263,404           1978           40 yrs.
261-283 Gibraltar Road                     Horsham, PA                   318,597           1978           40 yrs.
210-223 Witmer Road                        Horsham, PA                   285,139           1972           40 yrs.
231-237 Gibraltar Road                     Horsham, PA                   385,786           1981           40 yrs.
100 Gibraltar Road                         Horsham, PA                    27,509           1975           40 yrs.
101 Gibraltar Road                         Horsham, PA                   471,416           1977           40 yrs.
506 Prudential Road                        Horsham, PA                   120,411           1973           40 yrs.
113-123 Rock Road                          Horsham, PA                   245,601           1975           40 yrs.
101-111 Rock Road                          Horsham, PA                   271,492           1975           40 yrs.
120 Gibraltar Road                         Horsham, PA                   415,209           1980           40 yrs.
110 Gibraltar Road                         Horsham, PA                   471,628           1979           40 yrs.
100-107 Lakeside Drive                     Horsham, PA                   260,382           1982           40 yrs.
200-264 Lakeside Drive                     Horsham, PA                   548,978           1982           40 yrs.
300-309 Lakeside Drive                     Horsham, PA                   356,270           1982           40 yrs.
400-445 Lakeside Drive                     Horsham, PA                   751,897           1981           40 yrs.
104 Witmer Road                            Horsham, PA                   166,413           1997           40 yrs.
201 Gibraltar Road                         Horsham, PA                   294,669           1983           40 yrs.
3600 Horizon Drive                         King of Prussia, PA           145,338           1989           40 yrs.
3602 Horizon Drive                         King of Prussia, PA           173,321           1989           40 yrs.
3 Franklin Plaza                           Philadelphia, PA            1,074,218           1999           40 yrs.
400-500 Brandywine Parkway                 West Chester, PA              566,943           1988           40 yrs.
600 Brandywine Parkway                     West Chester, PA              426,491           1988           40 yrs.
2700 Horizon Drive                         King of Prussia, PA           314,460           1998           40 yrs.
2900 Horizon Drive                         King of Prussia, PA           253,290           1998           40 yrs.
2500 Renaissance Boulevard                 King of Prussia, PA           190,458           1999           40 yrs.
2300 Renaissance Boulevard                 King of Prussia, PA           158,727           1999           40 yrs.
719 Dresher Road                           Horsham, PA                   212,992           1998           40 yrs.
2100 Renaissance Boulevard                 King of Prussia, PA           553,647           1999           40 yrs.
4 Walnut Grove                             Horsham, PA                   304,523           1999           40 yrs.
2250 Hickory Road                          Plymouth Meeting, PA          724,519           1998           40 yrs.
3400 Horizon Drive                         King of Prussia, PA           288,569           1998           40 yrs.
One Ridgewood Place                        Downingtown, PA               155,006           1998           40 yrs.
300 Welsh Road                             Horsham, PA                   203,674           1998           40 yrs.
600 Chesterfield Parkway                   Malvern, PA                   516,551           1999           40 yrs.
700 Chesterfield Parkway                   Malvern, PA                   512,120           1999           40 yrs.
6 Terry Drive                              Newtown, PA                   126,081           1998           40 yrs.
2520 Renaissance Boulevard                 King of Prussia, PA           208,154           1999           40 yrs.
18 Great Valley Parkway                    Malvern, PA                   192,049           1999           40 yrs.
700 Dresher Road                           Horsham, PA                   393,587           1999           40 yrs.
2201 Renaissance Boulevard                 King of Prussia, PA           310,997           2000           40 yrs.
2540 Renaissance Boulevard                 King of Prussia, PA            32,311           2000           40 yrs.
2560 Renaissance Boulevard                 King of Prussia, PA            83,057           2000           40 yrs.
1501-1513 Grundy's Lane                    Bristol, PA                     4,764           2000           40 yrs.
825 Duportail Road                         Wayne, PA                     346,198           2000           40 yrs.
200 Precision Drive                        Horsham, PA                    79,358           2000           40 yrs.
40 Liberty Boulevard                       Malvern, PA                    81,465           2000           40 yrs.
14 Lee Boulevard                           Malvern, PA                 1,577,461           1988           40 yrs.
500 Chesterfield Parkway                   Malvern, PA                   904,919           1988           40 yrs.
300-400 Chesterfield Parkway               Malvern, PA                 1,353,476           1988           40 yrs.
150 Mid-Atlantic Parkway                   West Deptford, NJ             249,448           1973           40 yrs.
1370 Imperial Way                          West Deptford, NJ             720,102           1978           40 yrs.
8 Stow Road                                Marlton, NJ                   347,556           1988           40 yrs.
10 Stow Road                               Marlton, NJ                   264,186           1988           40 yrs.
12 Stow Road                               Marlton, NJ                   276,452           1988           40 yrs.
14 Stow Road                               Marlton, NJ                   274,704           1988           40 yrs.
1300 Metropolitan Avenue                   West Deptford, NJ             315,119           1972           40 yrs.
701A Route 73 South                        Marlton, NJ                 1,398,587           1987           40 yrs.
701C Route 73 South                        Marlton, NJ                   348,247           1987           40 yrs.
1008 Astoria Boulevard                     Cherry Hill, NJ               223,355           1973           40 yrs.
1475 Imperial Way                          West Deptford, NJ             167,166           1976           40 yrs.
3000 Atrium Way                            Mt. Laurel, NJ              2,084,023           1987           40 yrs.
750 Cardinal Drive                         Pureland, NJ                  370,927           1989           40 yrs.
11000, 15000 Commerce Parkway              Mt. Laurel, NJ                984,686           1985           40 yrs.
12000, 14000 Commerce Parkway              Mt. Laurel, NJ                546,722           1985           40 yrs.
16000, 18000 Commerce Parkway              Mt. Laurel, NJ                567,751           1985           40 yrs.
400 Lippincott Drive                       Marlton, NJ                   141,492           1999           40 yrs.
406 Lippincott Drive                       Marlton, NJ                   501,647           1990           40 yrs.
234 High Hill Road                         Bridgeport, NJ                314,995           1987           40 yrs.
101 Arlington Boulevard                    Bridgeport, NJ                485,715           1996           40 yrs.
100 Berkeley Drive                         Bridgeport, NJ                261,484           1990           40 yrs.
301 Lippincott Drive                       Marlton, NJ                   750,412           1988           40 yrs.
303 Lippincott Drive                       Marlton, NJ                   748,394           1988           40 yrs.
510-512 Sharptown Road                     Bridgeport, NJ                145,163           1984           40 yrs.
901 Route 73                               Marlton, NJ                   340,065           1985           40 yrs.
1300 Route 73 North                        Marlton, NJ                   549,508           1988           40 yrs.
512 Sharptown Road                         Bridgeport, NJ                195,439           1984           40 yrs.
201 Berkeley Drive                         Bridgeport, NJ                249,308           1999           40 yrs.
404 Lippincott Drive                       Marlton, NJ                   241,628           1997           40 yrs.
104 Gaither Drive                          Mt. Laurel, NJ                138,348           1975           40 yrs.
402 Lippincott Drive                       Marlton, NJ                   197,727           1997           40 yrs.
300 Commodore Drive                        Bridgeport, NJ                400,377           1999           40 yrs.
3000 Lincoln Drive                         Mt. Laurel, NJ                505,574           1983           40 yrs.
6000 Commerce Parkway                      Mt. Laurel, NJ                244,033           1985           40 yrs.
7000 Commerce Parkway                      Mr. Laurel, NJ                240,361           1984           40 yrs.
8000 Commerce Parkway                      Mt. Laurel, NJ                187,653           1983           40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
9000 Commerce Parkway                      Mt. Laurel, NJ                227,035           1983           40 yrs.
1000 Briggs Road                           Mt. Laurel, NJ                255,503           1986           40 yrs.
1025 Briggs Road                           Mt. Laurel, NJ                373,619           1987           40 yrs.
1020 Briggs Road                           Mt. Laurel, NJ                174,067           1999           40 yrs.
9 Stow Road                                Marlton, NJ                   214,895           1998           40 yrs.
2000 Crawford Place                        Mt. Laurel, NJ                508,443           1986           40 yrs.
1351 Metropolitan Avenue                   West Deptford, NJ             142,565           1986           40 yrs.
650 Grove Road                             West Deptford, NJ             246,858           1986           40 yrs.
400 Grove Road                             West Deptford, NJ             134,002           1986           40 yrs.
5000 Dearborn Court                        Mt. Laurel, NJ                309,249           1998           40 yrs.
515 Heron Drive                            Bridgeport, NJ                163,127           1998           40 yrs.
500 Sharptown Road                         Bridgeport, NJ                162,609           1998           40 yrs.
625 Heron Drive                            Bridgeport, NJ                 63,222           1998           40 yrs.
605 Heron Drive                            Bridgeport, NJ                 73,459           1998           40 yrs.
510 Heron Drive                            Bridgeport, NJ                561,848           1998           40 yrs.
522 Pedricktown Road                       Bridgeport, NJ                 94,493           1998           40 yrs.
530 Pedricktown Road                       Bridgeport, NJ                132,412           1998           40 yrs.
540 Pedricktown Road                       Bridgeport, NJ                318,162           1998           40 yrs.
230 High Hill Road                         Bridgeport, NJ                609,488           1998           40 yrs.
3 Mallard Court                            Bridgeport, NJ                168,672           1998           40 yrs.
730 Cardinal Drive                         Bridgeport, NJ                125,750           1998           40 yrs.
405 Heron Drive                            Bridgeport, NJ              1,248,252           1998           40 yrs.
100 Eagle Road                             Bridgeport, NJ                 99,616           1998           40 yrs.
250 High Hill Road                         Bridgeport, NJ                274,198           1998           40 yrs.
508 Center Square Road                     Bridgeport, NJ                238,033           1998           40 yrs.
602 Heron Drive                            Bridgeport, NJ                154,309           1998           40 yrs.
300 Eagle Court                            Bridgeport, NJ                129,759           1998           40 yrs.
500 Center Square Road                     Bridgeport, NJ                427,769           1998           40 yrs.
1001 Briggs Road                           Mt. Laurel, NJ                305,851           1998           40 yrs.
1960 Cuthbert Boulevard                    Cherry Hill, NJ               104,667           1998           40 yrs.
1970 Cuthbert Boulevard                    Cherry Hill, NJ                82,353           1998           40 yrs.
10000 & 11000 Route 73                     Marlton, NJ                   262,758           1998           40 yrs.
800 Arlington Boulevard                    Bridgeport, NJ                337,479           1999           40 yrs.
1015 Briggs Road                           Mt. Laurel, NJ                 42,842           2000           40 yrs.
1655 Valley Center Parkway                 Bethlehem, PA                 439,138           1993           40 yrs.
6560 Stonegate Drive                       Allentown, PA                 652,381           1989           40 yrs.
6370 Hedgewood Drive                       Allentown, PA                 744,345           1990           40 yrs.
6390 Hedgewood Drive                       Allentown, PA                 765,855           1990           40 yrs.
1495 Valley Center Parkway                 Bethlehem, PA                 885,219           1990           40 yrs.
6350 Hedgewood Drive                       Allentown, PA                 854,332           1989           40 yrs.
6330 Hedgewood Drive                       Allentown, PA               1,420,853           1988           40 yrs.
1550 Valley Center Parkway                 Bethlehem, PA                 834,929           1988           40 yrs.
1560 Valley Center Parkway                 Bethlehem, PA               1,075,195           1988           40 yrs.
6580 Snowdrift Road                        Allentown, PA                 764,805           1988           40 yrs.
1510 Valley Center Parkway                 Bethlehem, PA               1,019,128           1988           40 yrs.
1530 Valley Center Parkway                 Bethlehem, PA                 739,836           1988           40 yrs.
6540 Stonegate Drive                       Allentown, PA               1,067,134           1988           40 yrs.
974 Marcon Boulevard                       Allentown, PA                 746,753           1987           40 yrs.
964 Marcon Boulevard                       Allentown, PA                 611,580           1985           40 yrs.
764 Roble Road                             Allentown, PA                 287,843           1985           40 yrs.
3174 Airport Road                          Allentown, PA                 514,308           1979           40 yrs.
2196 Avenue C                              Allentown, PA                 497,877           1980           40 yrs.
2202 Hanger Place                          Allentown, PA                 584,902           1981           40 yrs.
2201 Hanger Place                          Allentown, PA                 612,308           1987           40 yrs.
954 Marcon Boulevard                       Allentown, PA                 416,535           1981           40 yrs.
57 South Commerce Way                      Allentown, PA                 477,533           1986           40 yrs.
754 Roble Road                             Allentown, PA                 317,375           1986           40 yrs.
894 Marcon Boulevard                       Allentown, PA                 183,257           1986           40 yrs.
744 Roble Road                             Allentown, PA                 329,985           1986           40 yrs.
944 Marcon Boulevard                       Allentown, PA                 284,956           1986           40 yrs.
1685 Valley Center Parkway                 Allentown, PA                 314,266           1996           40 yrs.
6520 Stonegate Drive                       Allentown, PA                 259,017           1996           40 yrs.
7437 Industrial Boulevard                  Allentown, PA               1,182,011           1976           40 yrs.
2041 Avenue C                              Allentown, PA                 176,839           1990           40 yrs.
2124 Avenue C                              Allentown, PA                 155,523           1990           40 yrs.
7339 Industrial Boulevard                  Allentown, PA                 642,674           1996           40 yrs.
7384 Penn Drive                            Allentown, PA                 411,341           1988           40 yrs.
7144 Daniels Drive                         Allentown, PA                 822,175           1975           40 yrs.
7620 Cetronia Road                         Allentown, PA                 637,088           1990           40 yrs.
939 Marcon Boulevard                       Allentown, PA                 719,931           1980           40 yrs.
100 Brodhead Road                          Bethlehem, PA                 430,541           1990           40 yrs.
1455 Valley Center Parkway                 Bethlehem, PA                 651,743           1997           40 yrs.
1640 Valley Center Parkway                 Bethlehem, PA                 479,165           1996           40 yrs.
1650 Valley Center Parkway                 Allentown, PA                 409,624           1997           40 yrs.
1660 Valley Center Parkway                 Bethlehem, PA                 255,117           1998           40 yrs.
400 Nestle Way                             Allentown, PA               2,801,524           1997           40 yrs.
83 South Commerce Way                      Bethlehem, PA                 153,829           1989           40 yrs.
85 South Commerce Way                      Bethlehem, PA                 122,458           1989           40 yrs.
87 South Commerce Way                      Bethlehem, PA                 128,964           1989           40 yrs.
89 South Commerce Way                      Bethlehem, PA                 212,728           1998           40 yrs.
7248 Industrial Boulevard                  Allentown, PA               1,540,407           1988           40 yrs.
95 Highland Avenue                         Bethlehem, PA                 322,297           1985           40 yrs.
236 Brodhead Road                          Bethlehem, PA                 447,850           1994           40 yrs.
1525 Valley Center Parkway                 Allentown, PA                 471,808           1999           40 yrs.
6620 Grant Way                             Allentown, PA                 176,355           1989           40 yrs.
700 Nestle Way                             Allentown, PA               1,166,964           1998           40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
7562 Penn Drive                            Allentown, PA                  72,525           1989           40 yrs.
7277 Williams Avenue                       Allentown, PA                 128,771           1989           40 yrs.
7355 Williams Avenue                       Allentown, PA                 128,026           1998           40 yrs.
794 Roble Boulevard                        Allentown, PA                 432,456           1998           40 yrs.
6923 Schantz Spring Road                   Allentown, PA                 239,422           1998           40 yrs.
2600 Beltline Avenue                       Reading, PA                   159,314           1998           40 yrs.
7132 Daniels Drive                         Allentown, PA                 445,110           1998           40 yrs.
3985 Adler Place                           Bethlehem, PA                 267,971           1998           40 yrs.
8014 Industrial Boulevard                  Allentown, PA                 358,557           1999           40 yrs.
651 Boulder Drive                          Allentown, PA                 323,741           2000           40 yrs.
7028 Snowdrift Road                        Allentown, PA                  14,674           2000           40 yrs.
180 Cochrane Drive                         Annapolis, MD                 279,097           1988           40 yrs.
190 Cochrane Drive                         Annapolis, MD               4,299,764           1988           40 yrs.
8280 Patuxent Range Drive                  Columbia, MD                  647,452           1978           40 yrs.
7178-80 Columbia Gateway                   Columbia, MD                1,007,158           1987           40 yrs.
9770 Patuxent Woods Drive                  Columbia, MD                  279,546           1986           40 yrs.
9780 Patuxent Woods Drive                  Columbia, MD                  178,810           1986           40 yrs.
9790 Patuxent Woods Drive                  Columbia, MD                  199,681           1986           40 yrs.
9810 Patuxent Woods Drive                  Columbia, MD                  218,303           1986           40 yrs.
9800 Patuxent Woods Drive                  Columbia, MD                  262,170           1988           40 yrs.
9820 Patuxent Woods Drive                  Columbia, MD                  200,816           1988           40 yrs.
9830 Patuxent Woods Drive                  Columbia, MD                  242,500           1986           40 yrs.
9050 Red Branch Road                       Columbia, MD                  237,589           1972           40 yrs.
4606 Richlynn Drive                        Belcamp, MD                   121,708           1998           40 yrs.
8945-8975 Guilford Road                    Columbia, MD                  476,931           1998           40 yrs.
7317 Parkway Drive                         Hanover, MD                   102,146           1998           40 yrs.
9101,9111,9115 Guilford Road               Columbia, MD                1,303,433           1984           40 yrs.
9125,9135,9145 Guilford Road               Columbia, MD                2,110,362           1983           40 yrs.
1751 Bluehills Drive                       Roanoke, VA                 1,223,419           1991           40 yrs.
4300 Carolina Avenue                       Richmond, VA                2,197,239           1985           40 yrs.
301 Hill Carter Parkway                    Richmond, VA                  705,114           1989           40 yrs.
4001 Carolina Avenue                       Richmond, VA                   46,562           1935           40 yrs.
5600-5626 Eastport Boulevard               Richmond, VA                  569,997           1989           40 yrs.
5650-5674 Eastport Boulevard               Richmond, VA                  661,530           1990           40 yrs.
5700 Eastport Boulevard                    Richmond, VA                  400,607           1990           40 yrs.
3432 Holland Road                          Virginia Beach, VA            115,261           1989           40 yrs.
4880 Cox Road                              Glen Allen, VA                349,267           1995           40 yrs.
4101-4127 Carolina Avenue                  Richmond, VA                  334,489           1973           40 yrs.
4201-4261 Carolina Avenue                  Richmond, VA                  786,618           1975           40 yrs.
4263-4299 Carolina Avenue                  Richmond, VA                  439,327           1976           40 yrs.
4301-4335 Carolina Avenue                  Richmond, VA                  248,718           1978           40 yrs.
4337-4379 Carolina Avenue                  Richmond, VA                  506,535           1979           40 yrs.
4501-4549 Carolina Avenue                  Richmond, VA                  532,193           1981           40 yrs.
4551-4593 Carolina Avenue                  Richmond, VA                  531,657           1982           40 yrs.
4601-4643 Carolina Avenue                  Richmond, VA                  803,436           1985           40 yrs.
4645-4683 Carolina Avenue                  Richmond, VA                1,180,291           1985           40 yrs.
4447-4491 Carolina Avenue                  Richmond, VA                  414,605           1987           40 yrs.
4401-4445 Carolina Avenue                  Richmond, VA                  659,629           1988           40 yrs.
12 S. Third Street                         Richmond, VA                   27,356           1900           40 yrs.
9601 Cosner Drive                          Fredericksburg, VA            562,794           1995           40 yrs.
315 Cardiff Valley Road                    Knoxville, TN                 437,123           1994           40 yrs.
2300 East Parham Road                      Richmond, VA                  147,422           1988           40 yrs.
5601-5659 Eastport Boulevard               Richmond, VA                  784,110           1996           40 yrs.
5900 Eastport Boulevard                    Richmond, VA                  429,978           1997           40 yrs.
4717-4729 Eubank Road                      Richmond, VA                  452,831           1978           40 yrs.
4263F-N Carolina Avenue                    Richmond, VA                  192,021           1975           40 yrs.
1821 Battery Dantzler Road                 Chester, VA                   324,085           1990           40 yrs.
5000 Cox Road                              Glen Allen, VA                395,106           1990           40 yrs.
5500 Cox Road                              Glen Allen, VA                191,603           1999           40 yrs.
510 Eastpark Court                         Richmond, VA                  228,340           1989           40 yrs.
520 Eastpark Court                         Richmond, VA                  444,218           1989           40 yrs.
13001 Kingston Avenue                      Richmond, VA                  180,969           1997           40 yrs.
5701-5799 Eastport Boulevard               Richmond, VA                  440,431           1998           40 yrs.
4801 Cox Road                              Glen Allen, VA                577,425           1998           40 yrs.
600 H P Way                                Richmond, VA                  441,054           1997           40 yrs.
500 H P Way                                Richmond, VA                  337,583           1997           40 yrs.
701 Liberty Way                            Richmond, VA                  239,712           1999           40 yrs.
4198 Cox Road                              Glen Allen, VA                381,170           1984           40 yrs.
4510 Cox Road                              Glen Allen, VA                643,721           1990           40 yrs.
2809 South Lynnhaven Road                  Virginia Beach, VA            507,500           1987           40 yrs.
200 Golden Oak Court                       Virginia Beach, VA            551,554           1988           40 yrs.
208 Golden Oak Court                       Virginia Beach, VA            531,467           1989           40 yrs.
1 Enterprise Parkway                       Hampton, VA                   501,448           1987           40 yrs.
22 Enterprise Parkway                      Hampton, VA                   555,063           1990           40 yrs.
530 Eastpark Court                         Richmond, VA                  312,842           1997           40 yrs.
484 Viking Drive                           Virginia Beach, VA            289,724           1998           40 yrs.
10430 Lakeridge Parkway                    Ashland, VA                   278,907           1998           40 yrs.
10456 Lakeridge Parkway                    Ashland, VA                   273,821           1998           40 yrs.
3829-3855 Gaskins Road                     Richmond, VA                  231,598           1998           40 yrs.
629 Phoenix Drive                          Virginia Beach, VA            145,914           1998           40 yrs.
11838 Rock Landing Drive                   Newport News, VA              182,069           1998           40 yrs.
11844 Rock Landing Drive                   Newport News, VA              103,580           1998           40 yrs.
11832 Rock Landing Drive                   Newport News, VA               79,261           1998           40 yrs.
11846 Rock Landing Drive                   Newport News, VA              308,278           1989           40 yrs.
10800 Nuckols Boulevard                    Richmond, VA                  322,505           2000           40 yrs.
5700 Cleveland Street                      Virginia Beach, VA            672,930           1998           40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
801 Liberty Way                            Richmond, VA                  236,813           1999           40 yrs.
5 Manhattan Square                         Hampton, VA                    49,209           1999           40 yrs.
4523 Green Point Drive                     High Point, NC                573,526           1988           40 yrs.
4501 Green Point Drive                     High Point, NC                580,033           1989           40 yrs.
4500 Green Point Drive                     High Point, NC                612,524           1989           40 yrs.
2427 Penny Road                            High Point, NC              1,536,191           1990           40 yrs.
4524 Green Point Drive                     High Point, NC                582,660           1989           40 yrs.
4328, 4336 Federal Drive                   High Point, NC              1,618,524           1995           40 yrs.
200 Centreport Drive                       Greensboro, NC                642,893           1986           40 yrs.
4344 Federal Drive                         High Point, NC                372,412           1996           40 yrs.
202 Centreport Drive                       Greensboro, NC                746,468           1990           40 yrs.
101 Centreport Drive                       Greensboro, NC                573,805           1996           40 yrs.
4000 Piedmont Parkway                      High Point, NC                683,308           1995           40 yrs.
4380 Federal Drive                         High Point, NC                329,427           1997           40 yrs.
4388 Federal Drive                         High Point, NC                166,132           1997           40 yrs.
6532 Judge Adams Road                      Rock Creek, NC                299,588           1997           40 yrs.
6530 Judge Adams Road                      Rock Creek, NC                216,489           1999           40 yrs.
3860 Faber Place                           N. Charleston, SC             208,108           1995           40 yrs.
4055 Faber Place                           N. Charleston, SC             481,395           1989           40 yrs.
3820 Faber Place                           N. Charleston, SC             316,588           1993           40 yrs.
3875 Faber Place                           N. Charleston, SC             453,227           1998           40 yrs.
150 Ridgeview Center Drive                 Duncan, SC                    812,562           1984           40 yrs.
1320 Garlington Road                       Greenville, SC                186,231           1986           40 yrs.
420 Park Avenue                            Greenville, SC                405,391           1986           40 yrs.
1 Alliance Drive                           Goose Creek, SC               143,483           1998           40 yrs.
4160 Mendenhall Oaks Parkway               High Point, NC                183,903           1998           40 yrs.
4194 Mendenhall Oaks Parkway               High Point, NC                184,187           1999           40 yrs.
4196 Mendenhall Oaks Parkway               High Point, NC                222,570           1999           40 yrs.
4170 Mendenhall Oaks Parkway               High Point, NC                112,974           1999           40 yrs.
4180 Mendenhall Oaks Parkway               High Point, NC                143,196           1999           40 yrs.
4050 Piedmont Parkway                      High Point, NC              1,017,373           1998           40 yrs.
One Independence Pointe                    Greenville, SC                488,901           1982           40 yrs.
55 Beattie Place                           Greenville, SC              1,884,619           1986           40 yrs.
75 Beattie Place                           Greenville, SC              1,410,022           1987           40 yrs.
7736 McCloud Road                          Greensboro, NC                463,041           1998           40 yrs.
15 Brendan Way                             Greenville, SC                291,709           1998           40 yrs.
200 Meeting Street                         Charleston, SC              2,174,155           1998           40 yrs.
7500 West 110th Street                     Overland Park, KS             655,468           1998           40 yrs.
3955 Faber Place                           Charleston, SC                177,729           2000           40 yrs.
4300 Federal Drive                         High Point, NC                 91,172           1998           40 yrs.
4135 Mendenall Oaks Parkway                High Point, NC                 63,175           2000           40 yrs.
3825 Faber Place                           N. Charleston, SC              22,442           2000           40 yrs.
1020 North Point Industrial Boulevard      Hanahan, SC                   107,779           2000           40 yrs.
1730 Stebbins Drive                        Houston, TX                   396,976           1973           40 yrs.
5911-5925 Richard Street                   Jacksonville, FL              253,982           1977           40 yrs.
8383-8385 Baycenter Road                   Jacksonville, FL              305,197           1973           40 yrs.
8775 Baypine Road                          Jacksonville, FL              839,839           1989           40 yrs.
8539 Western Way                           Jacksonville, FL            1,017,113           1987           40 yrs.
6255 Lake Gray Boulevard                   Jacksonville, FL            1,061,496           1987           40 yrs.
6600-6800 Suemac Place                     Jacksonville, FL              944,353           1987           40 yrs.
6800-6850 Suemac Place                     Jacksonville, FL              547,401           1973           40 yrs.
8665,8667,8669 Baypine Road                Jacksonville, FL            1,241,984           1987           40 yrs.
8540 Baycenter Road                        Jacksonville, FL              538,838           1984           40 yrs.
1200 Gulf Life Drive                       Jacksonville, FL            6,920,700           1985           40 yrs.
8400 Baymeadows Way                        Jacksonville, FL              718,971           1987           40 yrs.
8614 Baymeadows Way                        Jacksonville, FL              445,212           1986           40 yrs.
5941-5975 Richard Street                   Jacksonville, FL              597,061           1978           40 yrs.
7970 Bayberry Road                         Jacksonville, FL              654,777           1978           40 yrs.
6000-6030 Bowdendale Avenue                Jacksonville, FL              818,857           1979           40 yrs.
7898 Baymeadows Way                        Jacksonville, FL              864,118           1978           40 yrs.
5977-6607 Richard Street                   Jacksonville, FL              892,767           1980           40 yrs.
7910 & 7948 Baymeadows Way                 Jacksonville, FL            1,129,024           1981           40 yrs.
7954 & 7960 Baymeadows Way                 Jacksonville, FL            1,173,843           1982           40 yrs.
8787 Baypine Road                          Jacksonville, FL           16,984,046           1990           40 yrs.
7077 Bonneval Road                         Jacksonville, FL            1,715,277           1988           40 yrs.
4190 Belfort Road                          Jacksonville, FL            1,913,892           1986           40 yrs.
8011, 8021, 8031 Phillips Highway          Jacksonville, FL              923,863           1987           40 yrs.
7020 AC Skinner Parkway                    Jacksonville, FL              387,495           1996           40 yrs.
7022 AC Skinner Parkway                    Jacksonville, FL              693,924           1996           40 yrs.
11777 Central Highway                      Jacksonville, FL              533,709           1985           40 yrs.
4345 Southpoint Parkway                    Jacksonville, FL              602,488           1998           40 yrs.
7016 AC Skinner Parkway                    Jacksonville, FL              417,824           1996           40 yrs.
7018 AC Skinner Parkway                    Jacksonville, FL              725,822           1997           40 yrs.
7014 AC Skinner Parkway                    Jacksonville, FL              234,737           1999           40 yrs.
6620 Southpoint Parkway                    Jacksonville, FL              544,028           1984           40 yrs.
7980 Bayberry Road                         Jacksonville, FL              115,835           1978           40 yrs.
9600 Satellite Boulevard                   Orlando, FL                   120,764           1989           40 yrs.
9700 Satellite Boulevard                   Orlando, FL                   101,894           1989           40 yrs.
1902 Cypress Lake Drive                    Orlando, FL                   342,363           1989           40 yrs.
9550 Satellite Boulevard                   Orlando, FL                   174,187           1999           40 yrs.
8250 & 8256 Exchange Place                 Orlando, FL                   233,436           1985           40 yrs.
6600 Southpoint Parkway                    Jacksonville, FL              434,084           1986           40 yrs.
6700 Southpoint Parkway                    Jacksonville, FL              258,242           1987           40 yrs.
4801 Executive Park Court - 100            Jacksonville, FL              251,334           1990           40 yrs.
4801 Executive Park Court - 200            Jacksonville, FL              148,788           1990           40 yrs.
4810 Executive Park Court                  Jacksonville, FL              228,988           1990           40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
6602 Executive Park Court - 100            Jacksonville, FL              185,338           1993           40 yrs.
6602 Executive Park Court - 200            Jacksonville, FL              120,123           1993           40 yrs.
6631 Executive Park Court - 100            Jacksonville, FL              101,169           1994           40 yrs.
6631 Executive Park Court - 200            Jacksonville, FL              174,949           1994           40 yrs.
4815 Executive Park Court - 100            Jacksonville, FL              147,299           1995           40 yrs.
4815 Executive Park Court - 200            Jacksonville, FL              223,792           1995           40 yrs.
4825 Executive Park Court                  Jacksonville, FL              241,907           1996           40 yrs.
4820 Executive Park Court                  Jacksonville, FL              258,691           1997           40 yrs.
10511 & 10611 Satellite Boulevard          Orlando, FL                   241,558           1985           40 yrs.
1400-1440 Central Florida Parkway          Orlando, FL                   195,867           1962           40 yrs.
6601 Executive Park Circle North           Jacksonville, FL              234,818           1998           40 yrs.
1300 Riverplace Boulevard                  Jacksonville, FL              581,812           1998           40 yrs.
4901 Belfort Road                          Jacksonville, FL              581,977           1998           40 yrs.
16445 Air Center Boulevard                 Houston, TX                   162,341           1998           40 yrs.
16405 Air Center Boulevard                 Houston, TX                   220,046           1998           40 yrs.
2216 Directors Row                         Orlando, FL                   166,003           1998           40 yrs.
7460 Chancellor Drive                      Orlando, FL                    86,875           1998           40 yrs.
1901 Summit Tower Boulevard                Maitland, FL                  816,072           1998           40 yrs.
3701-3727 Vineland Road                    Orlando, FL                   144,235           1998           40 yrs.
4899 Belfort Road                          Jacksonville, FL              183,762           1998           40 yrs.
4905 Belfort Road                          Jacksonville, FL               34,323           2000           40 yrs.
16580 Air Center Boulevard                 Houston, TX                   140,661           1999           40 yrs.
7251 Salisbury Road                        Jacksonville, FL                  783           2000           40 yrs.
7622 Bald Cypress Place                    Tampa, FL                       6,658           2000           40 yrs.
10245 Centurion Parkway North              Jacksonville, FL               84,685           2000           40 yrs.
1755 Trans Central Drive                   Houston, TX                     8,224           2000           40 yrs.
5501-5519 Pioneer Park Boulevard           Tampa, FL                     297,913           1981           40 yrs.
5690-5694 Crenshaw Street                  Tampa, FL                     289,485           1979           40 yrs.
3102,3104,3110 Cherry Palm Drive           Tampa, FL                     445,966           1986           40 yrs.
8401-8408 Benjamin Road                    Tampa, FL                     641,470           1986           40 yrs.
3501 Riga Boulevard                        Tampa, FL                     340,587           1996           40 yrs.
111 Kelsey Lane                            Tampa, FL                     227,121           1990           40 yrs.
7930, 8010-20 Woodland Center Boulevard    Tampa, FL                     503,140           1990           40 yrs.
7920 Woodland Center Boulevard             Tampa, FL                     315,687           1997           40 yrs.
8154-8198 Woodland Center Boulevard        Tampa, FL                     277,968           1988           40 yrs.
8112-42 Woodland Center Boulevard          Tampa, FL                     301,076           1995           40 yrs.
8212 Woodland Center Boulevard             Tampa, FL                     213,295           1996           40 yrs.
131 Kelsey Lane                            Tampa, FL                     481,676           1998           40 yrs.
7724 Woodland Center Boulevard             Tampa, FL                     191,516           1998           40 yrs.
7802-50 Woodland Center Boulevard          Tampa, FL                     316,170           1999           40 yrs.
7852-98 Woodland Center Boulevard          Tampa, FL                     325,816           1999           40 yrs.
8921 Brittany Way                          Tampa, FL                     125,066           1998           40 yrs.
5250 Eagle Trail Drive                     Tampa, FL                     195,266           1998           40 yrs.
7725 Woodland Center Boulevard             Tampa, FL                     126,641           1999           40 yrs.
8001 Woodland Center Boulevard             Tampa, FL                      98,892           1999           40 yrs.
4630 Woodland Corporate Boulevard          Tampa, FL                     324,944           2000           40 yrs.
701-725 South US Highway 301               Tampa, FL                     127,634           2000           40 yrs.
4502 Woodland Corporate Boulevard          Tampa, FL                      88,016           1999           40 yrs.
9001-9015 Brittany Way                     Tampa, FL                      29,489           2000           40 yrs.
4508 Woodland Corporate Boulevard          Tampa, FL                      25,597           2000           40 yrs.
1701 Clint Moore Boulevard                 Boca Raton, FL                269,894           1985           40 yrs.
4555 Riverside Drive                       Beach Gardens, FL             484,046           1988           40 yrs.
2500 Metrocentre Boulevard                 West Palm Beach, FL           132,095           1988           40 yrs.
2540 Metrocentre Boulevard                 West Palm Beach, FL           150,186           1988           40 yrs.
2541 Metrocentre Boulevard                 West Palm Beach, FL           103,223           1988           40 yrs.
2580 Metrocentre Boulevard                 West Palm Beach, FL           139,283           1988           40 yrs.
2581 Metrocentre Boulevard                 West Palm Beach, FL           102,784           1988           40 yrs.
1101 Northpoint Parkway                    West Palm Beach, FL           118,399           1998           40 yrs.
3223 Commerce Place                        West Palm Beach, FL           143,341           1998           40 yrs.
801 Northpoint Parkway                     West Palm Beach, FL           195,849           1998           40 yrs.
5410-5430 Northwest 33rd Avenue            Ft. Lauderdale, FL            351,716           1985           40 yrs.
6500 NW 12th Avenue                        Ft. Lauderdale, FL            220,422           1998           40 yrs.
6600 NW 12th Avenue                        Ft. Lauderdale, FL            228,000           1998           40 yrs.
1500 SW 5th Court                          Pompano Beach, FL             290,750           1998           40 yrs.
1651 SW 5th Court                          Pompano Beach, FL              60,401           1998           40 yrs.
1601 SW 5th Court                          Pompano Beach, FL              62,217           1998           40 yrs.
1501 SW 5th Court                          Pompano Beach, FL              62,764           1998           40 yrs.
1400 SW 6th Court                          Pompano Beach, FL             341,434           1998           40 yrs.
1405 SW 6th Court                          Pompano Beach, FL             117,077           1998           40 yrs.
595 SW 13th Terrace                        Pompano Beach, FL             105,489           1998           40 yrs.
601 SW 13th Terrace                        Pompano Beach, FL              49,119           1998           40 yrs.
605 SW 16th Terrace                        Pompano Beach, FL              92,922           1998           40 yrs.
2440-2478 Metrocentre Boulevard            West Palm Beach, FL           163,628           1998           40 yrs.
951 Broken Sound Parkway                   Boca Raton, FL                479,828           1998           40 yrs.
3400 Lakeside Drive                        Miramar, FL                   897,857           1998           40 yrs.
3450 Lakeside Drive                        Miramar, FL                   890,027           1998           40 yrs.
3350 SW 148th Avenue                       Miramar, FL                   338,536           2000           40 yrs.
13650 NW 8th Street                        Sunrise, FL                   151,768           1998           40 yrs.
13630 NW 8th Street                        Sunrise, FL                   202,152           1998           40 yrs.
777 Yamato Road                            Boca Raton, FL              1,085,543           1998           40 yrs.
1801 Clint Moore Road                      Boca Raton, FL                314,016           1998           40 yrs.
6601-6625 W. 78th Street                   Bloomington, MN             2,094,278           1998           40 yrs.
2905 Northwest Boulevard                   Plymouth, MN                  523,349           1983           40 yrs.
2800 Campus Drive                          Plymouth, MN                  349,992           1985           40 yrs.
2955 Xenium Lane                           Plymouth, MN                  192,401           1985           40 yrs.
9401-9443 Science Center Drive             New Hope, MN                  395,431           1989           40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
6321-6325 Bury Drive                       Eden Prairie, MN              420,405           1988           40 yrs.
7115-7173 Shady Oak Road                   Eden Prairie, MN              428,638           1984           40 yrs.
7660-7716 Golden Triangle Drive            Eden Prairie, MN              762,767           1988           40 yrs.
7400 Flying Cloud Drive                    Eden Prairie, MN              167,312           1987           40 yrs.
10301-10305 West 70th Street               Eden Prairie, MN              108,636           1984           40 yrs.
10321 West 70th Street                     Eden Prairie, MN              125,394           1984           40 yrs.
10333 West 70th Street                     Eden Prairie, MN               95,900           1984           40 yrs.
10349-10357 West 70th Street               Eden Prairie, MN              257,398           1985           40 yrs.
10365-10375 West 70th Street               Eden Prairie, MN              260,070           1985           40 yrs.
10393-10394 West 70th Street               Eden Prairie, MN              249,548           1985           40 yrs.
7078 Shady Oak Road                        Eden Prairie, MN              290,736           1985           40 yrs.
10400 Viking Drive                         Eden Prairie, MN            1,389,455           1999           40 yrs.
5600 & 5610 Rowland Road                   Minnetonka, MN                684,868           1988           40 yrs.
2920 Northwest Boulevard                   Plymouth, MN                  394,602           1997           40 yrs.
5400-5500 Feltl Road                       Minnetonka, MN                602,638           1998           40 yrs.
10300 Bren Road                            Minnetonka, MN                292,828           1998           40 yrs.
14630-14650 28th Avenue North              Plymouth, MN                  144,400           1998           40 yrs.
7695-7699 Anagram Drive                    Eden Prairie, MN              218,416           1998           40 yrs.
7550 Meridian Circle                       Maple Grove, MN               188,314           1998           40 yrs.
2800 Northwest Boulevard                   Plymouth, MN                  708,636           1998           40 yrs.
3255 Neil Armstrong Boulevard              Eagan, MN                     168,867           1998           40 yrs.
4801 West 81st Street                      Bloomington, MN               181,208           1998           40 yrs.
8100 Cedar Avenue                          Bloomington, MN               231,071           1998           40 yrs.
9600 54th Avenue                           Plymouth, MN                  203,058           1998           40 yrs.
7800 Equitable Drive                       Eden Prairie, MN              220,802           1998           40 yrs.
7905 Fuller Road                           Eden Prairie, MN              219,212           1998           40 yrs.
9023 Columbine Road                        Eden Prairie, MN              168,803           1999           40 yrs.
6161 Green Valley Drive                    Bloomington, MN               133,482           1999           40 yrs.
4700 Nathan Lane North                     Minneapolis, MN               284,196           1999           40 yrs.
8967 Columbine Road                        Eden Prairie, MN               49,436           2000           40 yrs.
14390 Huntington Avenue                    Savage, MN                    130,822           2000           40 yrs.
550-590 Hale Avenue                        Oakdale, MN                    73,017           2000           40 yrs.
7777 Golden Triangle Drive                 Eden Prairie, MN               25,673           2000           40 yrs.
26911-26957 Northwestern                   Southfield, MI              6,883,314           1985           40 yrs.
1650 Research Drive                        Troy, MI                      637,094           1985           40 yrs.
1775 Research Drive                        Troy, MI                      247,972           1985           40 yrs.
1875 Research Drive                        Troy, MI                      258,530           1986           40 yrs.
1850 Research Drive                        Troy, MI                      702,390           1986           40 yrs.
1965 Research Drive                        Troy, MI                      331,636           1987           40 yrs.
1960 Research Drive                        Troy, MI                      320,115           1987           40 yrs.
27260 Haggerty Road                        Farmington Hills, MI          397,701           1983           40 yrs.
27200 Haggerty Road                        Farmington Hills, MI          317,530           1983           40 yrs.
27280 Haggerty Road                        Farmington Hills, MI          363,278           1983           40 yrs.
27220 Haggerty Road                        Farmington Hills, MI          173,534           1985           40 yrs.
27240 Haggerty Road                        Farmington Hills, MI          139,938           1985           40 yrs.
27300 Haggerty Road                        Farmington Hills, MI          317,791           1985           40 yrs.
1101 Allen Drive                           Troy, MI                       73,386           1998           40 yrs.
1151 Allen Drive                           Troy, MI                      151,177           1974           40 yrs.
1300 Rankin Street                         Troy, MI                      120,350           1979           40 yrs.
1350 Rankin Street                         Troy, MI                       88,812           1979           40 yrs.
1376-1400 Rankin Street                    Troy, MI                      106,147           1979           40 yrs.
1352-1374 Rankin Street                    Troy, MI                      122,441           1979           40 yrs.
1324-1346 Rankin Street                    Troy, MI                       99,501           1979           40 yrs.
1301-1307 Rankin Street                    Troy, MI                       93,740           1978           40 yrs.
1409 Allen Drive                           Troy, MI                      123,746           1978           40 yrs.
1304 E. Maple Road                         Troy, MI                      173,746           1971           40 yrs.
1334 Maplelawn Road                        Troy, MI                       93,977           1983           40 yrs.
1290 Maplelawn Road                        Troy, MI                       66,582           1984           40 yrs.
1070 Maplelawn Road                        Troy, MI                       53,206           1982           40 yrs.
950 Maplelawn Road                         Troy, MI                      186,253           1982           40 yrs.
894 Maplelawn Road                         Troy, MI                      134,249           1986           40 yrs.
1179 Maplelawn Road                        Troy, MI                       71,193           1984           40 yrs.
1940 Norwood Drive                         Troy, MI                       66,900           1983           40 yrs.
1311-1331 Maplelawn Road                   Troy, MI                       92,790           1986           40 yrs.
2354 Bellingham Street                     Troy, MI                       65,441           1990           40 yrs.
2360 Bellingham Street                     Troy, MI                       66,913           1985           40 yrs.
1911 Ring Drive                            Troy, MI                       66,754           1986           40 yrs.
26442-26450 Haggerty Road                  Farmington Hills, MI          176,211           1988           40 yrs.
26500 Haggerty Road                        Farmington Hills, MI          233,029           1986           40 yrs.
26650 Haggerty Road                        Farmington Hills, MI          128,626           1988           40 yrs.
26700 Haggerty Road                        Farmington Hills, MI          187,411           1986           40 yrs.
26750 Haggerty Road                        Farmington Hills, MI          226,164           1988           40 yrs.
26800 Haggerty Road                        Farmington Hills, MI          130,048           1986           40 yrs.
26842-26850 Haggerty Road                  Farmington Hills, MI          199,514           1988           40 yrs.
26600 Haggerty Road                        Farmington Hills, MI          147,655           1999           40 yrs.
26550 Haggerty Road                        Farmington Hills, MI           94,038           2000           40 yrs.
50 West Big Bear Road                      Troy, MI                    1,536,222           1998           40 yrs.
100 West Big Bear Road                     Troy, MI                    1,474,725           1998           40 yrs.
245 Executive Drive                        Brookfield, WI                378,002           1998           40 yrs.
8301 West Parkland Court                   Milwaukee, WI                 251,360           1998           40 yrs.
32991 Hamilton Court                       Farmington Hills, MI          230,732           1998           40 yrs.
7800 N. 113th Street                       Milwaukee, WI                 430,371           1998           40 yrs.
2475-2479 Elliot Avenue                    Troy, MI                       34,668           1998           40 yrs.
32661 Edward Avenue                        Madison Heights, MI           141,014           1998           40 yrs.
32701 Edward Avenue                        Madison Heights, MI            88,173           1998           40 yrs.
32751 Edward Avenue                        Madison Heights, MI            63,353           1998           40 yrs.

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
OPERATING PROPERTIES - Continued
32853 Edward Avenue                        Madison Heights, MI            60,202           1998           40 yrs.
555 East Mandoline Avenue                  Madison Heights, MI            48,416           1998           40 yrs.
599 East Mandoline Avenue                  Madison Heights, MI            51,246           1998           40 yrs.
749 East Mandoline Avenue                  Madison Heights, MI            43,867           1998           40 yrs.
750 East Mandoline Avenue                  Madison Heights, MI            44,825           1998           40 yrs.
900 East Mandoline Avenue                  Madison Heights, MI            46,681           1998           40 yrs.
949 East Mandoline Avenue                  Madison Heights, MI            47,071           1998           40 yrs.
32090 John R. Road                         Madison Heights, MI            24,479           1998           40 yrs.
31601 Research Park Drive                  Madison Heights, MI           114,256           1998           40 yrs.
31651 Research Park Drive                  Madison Heights, MI            66,612           1998           40 yrs.
31700 Research Park Drive                  Madison Heights, MI           110,431           1998           40 yrs.
31701 Research Park Drive                  Madison Heights, MI            66,884           1998           40 yrs.
31751 Research Park Drive                  Madison Heights, MI            78,668           1998           40 yrs.
31800 Research Park Drive                  Madison Heights, MI            96,862           1998           40 yrs.
800 Tech Row                               Madison Heights, MI           180,855           1998           40 yrs.
900 Tech Row                               Madison Heights, MI            55,724           1998           40 yrs.
1000 Tech Row                              Madison Heights, MI           161,649           1998           40 yrs.
31771 Sherman Avenue                       Madison Heights, MI            39,011           1998           40 yrs.
31791 Sherman Avenue                       Madison Heights, MI            39,778           1998           40 yrs.
31811 Sherman Avenue                       Madison Heights, MI            71,302           1998           40 yrs.
31831 Sherman Avenue                       Madison Heights, MI            55,265           1998           40 yrs.
31900 Sherman Avenue                       Madison Heights, MI           120,324           1998           40 yrs.
800 East Whitcomb Avenue                   Madison Heights, MI            88,225           1998           40 yrs.
950 East Whitcomb Avenue                   Madison Heights, MI           130,798           1998           40 yrs.
1000 East Whitcomb Avenue                  Madison Heights, MI            64,087           1998           40 yrs.
1201 East Whitcomb Avenue                  Madison Heights, MI            77,910           1998           40 yrs.
1210 East Whitcomb Avenue                  Madison Heights, MI            19,909           1998           40 yrs.
1260 Kempar Avenue                         Madison Heights, MI            26,286           1998           40 yrs.
1280 Kempar Avenue                         Madison Heights, MI            35,927           1998           40 yrs.
22515 Heslip Drive                         Madison Heights, MI            20,732           1998           40 yrs.
9801 80th Avenue                           Pleasant Prairie, WI          464,841           1998           40 yrs.
11950 W. Lake Park Drive                   Milwaukee, WI                 121,797           1999           40 yrs.
11400 W. Lake Park Drive                   Milwaukee, WI                 133,027           1999           40 yrs.
11425 W. Lake Park Drive                   Milwaukee, WI                 121,455           1999           40 yrs.
11301 W. Lake Park Drive                   Milwaukee, WI                 134,685           1999           40 yrs.
11900 W. Lake Park Drive                   Milwaukee, WI                 245,374           1999           40 yrs.
38100 Ecorse Road                          Romulus, MI                    73,658           2000           40 yrs.
16620-16650 W. Bluemound Road              Brookfield, WI                135,395           1999           40 yrs.
1600-1630 E. Big Beaver Road               Troy, MI                       87,368           1999           40 yrs.
11520 W. Calumet Road                      Milwaukee, WI                  35,592           2000           40 yrs.
12100 W. Park Place                        Milwaukee, WI                  74,887           2000           40 yrs.
N26 W23445 Paul Road                       Pewaukee, WI                   41,079           2000           40 yrs.
11200 W. Plank Court                       Wauwatosa, WI                  77,123           2000           40 yrs.
11020 W. Plank Court                       Wauwatosa, WI                  53,108           2000           40 yrs.
50 Gibson Drive                            West Malling, UK              899,752           1996           40 yrs.
2 Kings Hill Avenue                        West Malling, UK              602,067           1996           40 yrs.
50 Kings Hill Avenue                       West Malling, UK            1,364,767           1996           40 yrs.
10 Kings Hill Avenue                       West Malling, UK              399,502           1998           40 yrs.
30 Tower View                              West Malling, UK              390,759           1999           40 yrs.
35 Kings Hill Avenue                       West Malling, UK              157,958           1999           40 yrs.
39 Kings Hill Avenue                       West Malling, UK              121,131           1999           40 yrs.
18 Kings Hill Avenue                       West Malling, UK              250,838           1999           40 yrs.
                                                                    ------------
Subtotal Operating Real Estate                                      $334,415,242
                                                                    ============

DEVELOPMENT IN PROGRESS
11 Great Valley Parkway                    Malvern, PA              $          -           1999           N/A
680 Blair Mill Road                        Horsham, PA                         -           2000           N/A
1200 Liberty Ridge Place                   Wayne, PA                           -           2000           N/A
2760 Red Lion Road                         Philadelphia, PA                    -           2000           N/A
17000 Commerce Parkway                     Mt. Laurel, NJ                      -           2000           N/A
705 Boulder Drive                          Allentown, PA                       -           1998           N/A
3773 Executive Business Parkway            Upper Saucon Twp, PA                -           2000           N/A
Main & W. Broad Streets                    Bethlehem, PA                       -           2000           N/A
8150 Industrial Boulevard                  Allentown, PA                       -           2000           N/A
8250 Industrial Boulevard                  Upper Macungie, PA                  -           2000           N/A
650 Boulder Drive                          Allentown, PA                       -           2000           N/A
6200 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
6210 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
6240 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
12730 Kinston Avenue                       Richmond, VA                        -           1997           N/A
12450 Three Chopt Road                     Richmond, VA                        -           2000           N/A
1309 Executive Boulevard                   Cheaspeake, VA                      -           2000           N/A
4183 Eagle Hill Drive                      High Point, NC                      -           2000           N/A
4189 Eagle Hill Drive                      High Point, NC                      -           2000           N/A
4020 Meeting Way                           High Point, NC                      -           2000           N/A
4 Independence Point                       Greenville, SC                      -           2000           N/A
5 Independence Point                       Greenville, SC                      -           2000           N/A
4230 Faber Place                           Charleston, SC                      -           2000           N/A
170 Ridgeview Drive                        Duncan, SC                          -           2000           N/A
6509 Franz Warner Parkway                  Rock Creek, NC                      -           2000           N/A
2400 South Lake Orange Drive               Orlando, FL                         -           1999           N/A
4887 Belfort Road                          Jacksonville, FL                    -           2000           N/A
6501 Lee Vista Boulevard                   Orlando, FL                         -           2000           N/A
7255 Salisbury Road                        Jacksonville, FL                    -           2000           N/A

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
DEVELOPMENT IN PROGRESS - Continued
2416 Lake Orange Drive                     Orlando, FL                         -           2000           N/A
901-933 US Highway 301S                    Tampa, FL                           -           2000           N/A
4503 Woodland Corporate Boulevard          Tampa, FL                           -           2000           N/A
4505 Woodland Corporate Boulevard          Tampa, FL                           -           2000           N/A
4511 Woodland Corporate Boulevard          Tampa, FL                           -           2000           N/A
8937 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
7615 Smetana Lane                          Eden Prairie, MN                    -           2000           N/A
7805 Hudson Road                           Woodbury, MN                        -           2000           N/A
10801 Nesbitt Avenue South                 Bloomington, MN                     -           2000           N/A
4600 Nathan Lane                           Plymouth, MN                        -           2000           N/A
8995 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
8911 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
8855 Columbine Road                        Eden Prairie, MN                    -           2000           N/A
8691 109th Street                          Pleasant Prairie, WI                -           1999           N/A
11414 West Park Place                      Milwaukee, WI                       -           2000           N/A
2600 Bellingham Drive                      Troy, MI                            -           2000           N/A
2710 Bellingham Drive                      Troy, MI                            -           2000           N/A
38000 Ecourse Road                         Romulus, MI                         -           2000           N/A
6505 Cogswell Road                         Romulus, MI                         -           2000           N/A
4 Abbey Wood Road                          West Malling, UK                    -           1999           N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

LAND HELD FOR DEVELOPMENT
Renaissance Park Land                      King of Prussia, PA      $          -           1998           N/A
Keystone Park Land                         Bristol, PA                         -           1999           N/A
Peco Lot PBC                               Horsham, PA                         -           1999           N/A
Liberty Ridge Land                         Wayne, PA                           -           2000           N/A
Northsight Land                            Scottsdale, AZ                      -           2000           N/A
1710 Arch Street                           Philadelphia, PA                    -           2000           N/A
1722 Arch Street                           Philadelphia, PA                    -           2000           N/A
JFK & Arch Parking Lots (East)             Philadelphia, PA                    -           2000           N/A
JFK & Arch Parking Lots (West)             Philadelphia, PA                    -           2000           N/A
Commodore Business Park                    Bridgeport, NJ                      -           1995           N/A
Marlton Executive Park Land                Marlton, NJ                         -           1994           N/A
410 Center Square Land                     Bridgeport, NJ                      -           1999           N/A
800 Arlington Boulevard Expansion Land     Bridgeport, NJ                      -           1999           N/A
Lehigh Valley Corporate Center Land        Bethlehem, PA                       -           1987           N/A
LVCC Phase 2 Land                          Bethlehem, PA                       -           1998           N/A
1605 Valley Center Parkway                 Bethlehem, PA                       -           2000           N/A
Columbia Crossing Land                     Columbia, MD                        -           2000           N/A
6250 Old Dobbin Lane                       Columbia, MD                        -           2000           N/A
IRS Distribution Center Land               Richmond, VA                        -           1995           N/A
Rivers' Bend Land                          Richmond, VA                        -           1995           N/A
Woodlands Center Land                      Richmond, VA                        -           1996           N/A
501 H P Way                                Richmond, VA                        -           1996           N/A
6000-98 Eastport Boulevard                 Richmond, VA                        -           1997           N/A
Eastport VIII                              Richmond, VA                        -           1997           N/A
Eastport IX                                Richmond, VA                        -           1997           N/A
Westmoreland Land                          Virginia Beach, VA                  -           1998           N/A
Westmoreland III Land                      Virginia Beach, VA                  -           1998           N/A
Volvo Center Land                          Chesapeake, VA                      -           2000           N/A
Mendenhall Land                            High Point, NC                      -           1995           N/A
Independence Pointe Land                   Greenville, SC                      -           1997           N/A
Executive Park at Faber Place Land         Charleston, SC                      -           1998           N/A
Southchase Business Park Land              Greenville, SC                      -           1998           N/A
Woodfield Land                             Greenville, SC                      -           1998           N/A
Eagle Hill Business Park Land              High Point, NC                      -           1999           N/A
Lakeside I (Mendenhall)                    High Point, NC                      -           2000           N/A
South Oaks I (Mendenhall)                  High Point, NC                      -           2000           N/A
Enterprise Park Land                       Jacksonville, FL                    -           1994           N/A
Liberty Business Park Land                 Jacksonville, FL                    -           1995           N/A
7024 AC Skinner Parkway                    Jacksonville, FL                    -           1995           N/A
Silo Bend Land                             Tampa, FL                           -           1996           N/A
Exchange Place Land                        Orlando, FL                         -           1997           N/A
Belfort Road                               Jacksonville, FL                    -           1998           N/A
Butler Plaza Land                          Jacksonville, FL                    -           1998           N/A
Central Green Land                         Houston, TX                         -           1998           N/A
South Center Land                          Orlando, FL                         -           1999           N/A
South Center Land                          Orlando, FL                         -           1999           N/A
Orlando Corporate Center Land              Orlando, FL                         -           2000           N/A
Salisbury Road Land                        Jacksonville, FL                    -           2000           N/A
Woodland Corporate Center Land             Tampa, FL                           -           1998           N/A
6119 W. Linebaugh Avenue                   Tampa, FL                           -           2000           N/A
7831-41 Woodland Center Parkway (Bldg Z)   Tampa, FL                           -           2000           N/A
Pompano Bus Pk Land-Lots 100,101           Boca Raton, FL                      -           1998           N/A
Pompano Bus Pk Land-Lots 60, 61            Boca Raton, FL                      -           1998           N/A
Boca Colonnade Land - Yamato Road          Boca Raton, FL                      -           1998           N/A
Klodt Land                                 Eden Prairie, MN                    -           1998           N/A
Romulus Land                               Romulus, MI                         -           1998           N/A

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2000

                                                                    Accumulated         Date of
                                                                    Depreciation      Construction    Depreciable
              Project                           City                 @ 12/31/00      or Acquisition   Life (years)
--------------------------------------    -------------------       ------------     --------------   ------------
LAND HELD FOR DEVELOPMENT - Continued
Big Beaver Airport Land                    Troy, MI                            -           1999           N/A
Park Place South Land                      Milwaukee, WI                       -           1999           N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ============

Total All Properties                                                $334,415,242
                                                                    ============

                                                            SCHEDULE III

                      LIBERTY PROPERTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------

                                         2000       1999        1998
                                     ----------  ----------  ----------

REAL ESTATE:
 Balance at beginning of year        $3,254,751  $3,028,142  $2,106,028
   Additions                            411,493     339,738     944,794
   Disposition of property             (117,879)   (113,129)    (22,680)
                                     ----------  ----------  ----------

 Balance at end of year              $3,548,365  $3,254,751  $3,028,142
                                     ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year        $  270,174  $  209,023  $  149,311
   Depreciation expense                  82,223      74,765      61,679
   Disposition of property              (17,982)    (13,614)     (1,967)
                                     ----------  ----------  ----------

 Balance at end of year              $  334,415  $  270,174  $  209,023
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

Except as set forth under the caption "Executive Officers" in Part I, the information required by Part III, Items 10, 11, 12 and 13 of Form 10-K, is hereby incorporated by reference to the Trust's definitive proxy statement for its Annual Meeting of Shareholders (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference) presently scheduled for May 16, 2001, which proxy statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than April 29, 2001, in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
------------------------------------------------------------------

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

(A)   1. REPORTS OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust
---------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2000 and 1999

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2000, 1999 and 1998

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements - Liberty Property Trust

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership
-----------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
2000 and 1999

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2000, 1999 and 1998

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements - Liberty Property Limited
Partnership

2.   FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2000 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2000 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

3.1.5 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of the Trust and Operating Partnership for the fiscal quarter ended March 31, 2000 (the "First Quarter 2000 Form 10-Q")).

3.1.6 Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the "Third Quarter 1997 Form 10-Q")).

3.1.7 First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit
                      3.1.1 filed with the Second Quarter 1999 Form
                      10-Q).

3.1.8 Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit
                      3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.9 * Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited
                      Partnership of the Operating Partnership.

3.2                   Amended and Restated By-Laws of the Trust.
                      (Incorporated by reference to Exhibit 3.1.3 to the Quarterly Report Form 10-Q of the Trust and
                      Operating Partnership for the fiscal quarter ended June 30, 2000 (the "Second Quarter 2000 Form 10-Q")).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
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

4.9 Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.10 * Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership.

4.11 Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

4.12 Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

4.13 Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Second Quarter 1998 Form 10-Q")).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
4.14                  Note, Relating to the Issuance by the Operating
                      Partnership on November 24, 1998, of $20 Million
                      Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants' Annual
                      Report on Form 10-K for the fiscal year ended
                      December 31, 1998).

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

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
10.10                 First Amendment to Amended and Restated Loan
                      Agreement, dated as of March 10, 1998, by and among the Operating Partnership, the Trust, the Banks named therein and Bank Boston, N.A., as agent for itself and the other lending institutions. (Incorporated by reference to
                      Exhibit 10 filed with the First Quarter 1998 Form
                      10-Q).

10.11 Term Loan Agreement, dated as of January 15, 1999, among the Operating Partnership, the Trust, the Banks named therein and BankBoston, N.A., as agent for itself and the other lending institutions.

10.12 Credit Agreement, dated as of April 25, 2000, by and among the Operating Partnership, the Trust, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions. (Incorporated by reference to
                      Exhibit 10.1 to the First Quarter 2000 Form
                      10-Q).

10.13 *               Liberty Property Trust - Management Severance
                      Plan.

10.14 *               Liberty Property Trust - Employee Stock Purchase
                      Plan.

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

                                LIBERTY PROPERTY TRUST

Date:  March 19, 2001           By:  /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                              Chairman of the Board
                              of Trustees, Chief Executive
                              Officer and President
/s/ WILLARD G. ROUSE III      (Principal Executive Officer)  March 19, 2001
---------------------------
Willard G. Rouse III

                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial and
/s/ GEORGE J. ALBURGER, JR.   Accounting Officer)            March 19, 2001
---------------------------
George J. Alburger, Jr.

/s/ JOSEPH P. DENNY           Trustee                        March 19, 2001
---------------------------
Joseph P. Denny

/s/ M. LEANNE LACHMAN         Trustee                        March 19, 2001
---------------------------
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ     Trustee                        March 19, 2001
---------------------------
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN         Trustee                        March 19, 2001
---------------------------
J. Anthony Hayden

/s/ DAVID L. LINGERFELT       Trustee                        March 19, 2001
---------------------------
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU       Trustee                        March 19, 2001
---------------------------
John A. Miller, CLU

/s/ STEPHEN B. SIEGEL         Trustee                        March 19, 2001
---------------------------
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.    Trustee                        March 19, 2001
---------------------------
Thomas C. DeLoach, Jr.

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

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                                BY:  Liberty Property Trust
                                     General Partner


Date:  March 19, 2001           By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                              Trustee of the
/s/ JOSEPH P. DENNY           General Partner          March 19, 2001
---------------------------
Joseph P. Denny

                              Trustee of the
/s/ M. LEANNE LACHMAN         General Partner          March 19, 2001
---------------------------
M. Leanne Lachman

                              Trustee of the
/s/ FREDERICK F. BUCHHOLZ     General Partner          March 19, 2001
---------------------------
Frederick F. Buchholz

                              Trustee of the
/s/ J. ANTHONY HAYDEN         General Partner          March 19, 2001
---------------------------
J. Anthony Hayden

                              Trustee of the
/s/ DAVID L. LINGERFELT       General Partner          March 19, 2001
---------------------------
David L. Lingerfelt

                              Trustee of the
/s/ JOHN A. MILLER, CLU       General Partner          March 19, 2001
---------------------------
John A. Miller, CLU

                              Trustee of the
/s/ STEPHEN B. SIEGEL         General Partner          March 19, 2001
---------------------------
Stephen B. Siegel

                              Trustee of the
/s/ THOMAS C. DELOACH, JR.    General Partner          March 19, 2001
---------------------------
Thomas C. DeLoach, Jr.

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
3.1.9                 Amended and Restated Schedule A to the Second
                      Restated and Amended Agreement of Limited
                      Partnership of the Operating Partnership.

4.10 Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership.

10.13                 Liberty Property Trust - Management Severance
                      Plan.

10.14                 Liberty Property Trust - Employee Stock Purchase
                      Plan.

12.1 Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

21                    Subsidiaries.

23.1 Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 Consent of Ernst & Young LLP relating to financial statements of the Operating
                      Partnership.

57

135