Form 10-Q
period 2001-03-31
LIBERTY PROPERTY TRUST
filed 2001-05-11
CIK 921112

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


                                   OR


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

On May 4, 2001, 70,352,376, Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
            FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at March 31, 2001 and December 31, 2000.              4

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended March
          31, 2001 and March 31, 2000.                                5

          Consolidated statements of cash flows of Liberty
          Property Trust for the three months ended March
          31, 2001 and March 31, 2000.                                6

          Notes to consolidated financial statements for
          Liberty Property Trust.                                     7

          Consolidated balance sheets of Liberty Property
          Limited Partnership at March 31, 2001 and
          December 31, 2000.                                         10

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended March 31, 2001 and March 31, 2000.                   11

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the three months
          ended March 31, 2001 and March 31, 2000.                   12

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                      13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       15

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                       21

Part II.  Other Information
---------------------------

Signatures                                                           23

Exhibit Index                                                        24

-----------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company (as defined below) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company") believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on
the market price for the Company's securities.   The Company assumes no
obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       MARCH 31, 2001    DECEMBER 31, 2000
                                                       --------------    -----------------
                                                         (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                             $  458,316          $  443,057
  Buildings and improvements                              2,819,251           2,759,420
  Less accumulated depreciation                            (355,006)           (334,415)
                                                         ----------          ----------
Operating real estate                                     2,922,561           2,868,062

  Development in progress                                   220,657             208,486
  Land held for development                                 157,870             137,402
                                                         ----------          ----------
Net real estate                                           3,301,088           3,213,950

Cash and cash equivalents                                     3,410               4,638
Accounts receivable                                          16,604              12,624
Deferred financing and leasing costs,
  net of accumulated amortization
  (2001, $62,681; 2000, $59,071)                             61,926              57,807
Prepaid expenses and other assets                            80,380             107,336
                                                         ----------          ----------
Total assets                                             $3,463,408          $3,396,355
                                                         ==========          ==========

LIABILITIES
Mortgage loans                                           $  357,224          $  362,025
Unsecured notes                                           1,345,000           1,095,000
Credit facility                                                   -             176,000
Convertible debentures                                       43,311              70,871
Accounts payable                                             27,733              15,672
Accrued interest                                             20,178              29,478
Dividend payable                                             44,091              43,220
Other liabilities                                            77,183              84,515
                                                         ----------          ----------
Total liabilities                                         1,914,720           1,876,781

Minority interest                                           189,635             198,769

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value,
  5,000,000 shares authorized, issued and
  outstanding as of March 31, 2001 and
  December 31, 2000                                         120,814             120,814
Common shares of beneficial interest, $.001
  par value, 191,200,000 shares authorized,
  70,259,559 (includes 59,100 in treasury)
  and 68,272,079 (includes 59,100 in treasury)
  shares issued and outstanding as of March 31,
  2001 and December 31, 2000, respectively                       70                  68
Additional paid-in capital                                1,262,943           1,223,191
Unearned compensation                                        (1,576)             (1,690)
Distributions in excess of net income                       (21,871)            (20,251)
Common shares in treasury, at cost, 59,100 shares
  as of March 31, 2001 and December 31, 2000                 (1,327)             (1,327)
                                                         ----------         -----------
Total shareholders' equity                                1,359,053           1,320,805
                                                         ----------         -----------
Total liabilities and shareholders' equity               $3,463,408         $ 3,396,355
                                                         ==========         ===========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE               THREE
                                                      MONTHS ENDED        MONTHS ENDED
                                                     MARCH 31, 2001      MARCH 31, 2000
                                                     --------------      --------------
REVENUE
Rental                                                  $ 102,586         $  91,972
Operating expense reimbursement                            41,604            35,771
Interest and other                                          1,417             1,216
                                                        ---------         ---------
Total revenue                                             145,607           128,959
                                                        ---------         ---------

EXPENSES
Rental property                                            29,217            24,622
Real estate taxes                                          13,430            12,524
Interest                                                   27,788            25,650
General and administrative                                  5,759             4,445
Depreciation and amortization                              24,944            22,648
                                                        ---------         ---------
Total expenses                                            101,138            89,889
                                                        ---------         ---------
Income before property dispositions,
  extraordinary item and minority interest                 44,469            39,070

Gain on property dispositions                               1,477             4,353
                                                        ---------         ---------
Income before extraordinary item and
  minority interest                                        45,946            43,423

Extraordinary item-loss on extinquishment of debt               -             1,875
                                                        ---------         ---------
Income before minority interest                            45,946            41,548

Minority interest                                           4,830             4,679
                                                        ---------         ---------
Net income                                                 41,116            36,869

Preferred distributions                                     2,750             2,750
                                                        ---------         ---------
Income available to common shareholders                 $  38,366         $  34,119
                                                        =========         =========
Earnings per share
  Basic:
  Income before extraordinary item                      $    0.56         $    0.54
  Extraordinary item                                            -             (0.03)
                                                        ---------         ---------
  Income available to common shareholders               $    0.56         $    0.51
                                                        =========         =========

  Diluted:
  Income before extraordinary item                      $    0.55         $    0.53
  Extraordinary item                                            -             (0.02)
                                                        ---------         ---------
  Income available to common shareholders               $    0.55         $    0.51
                                                        =========         =========

Distributions declared per common share                 $    0.57         $    0.52
                                                        =========         =========
Weighted average number of common shares outstanding
  Basic                                                    68,415            67,025
  Diluted                                                  72,600            67,275
                                                        =========         =========


See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                               THREE              THREE
                                                           MONTHS ENDED        MONTHS ENDED
                                                          MARCH 31, 2001      MARCH 31, 2000
                                                          --------------      --------------
OPERATING ACTIVITIES
Net income                                                    $  41,116         $  36,869
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                24,944            22,648
    Amortization of deferred financing costs                      1,029               880
    Minority interest in net income                               4,830             4,679
    Gain on sale                                                 (1,477)           (4,353)
    Noncash compensation                                          1,152             1,182
    Changes in operating assets and liabilities:
      Accounts receivable                                        (3,980)           (2,395)
      Prepaid expenses and other assets                          26,454              (367)
      Accounts payable                                           12,061             2,110
      Accrued interest                                           (9,300)           (5,409)
      Other liabilities                                          (7,332)           (6,669)
                                                              ---------         ---------
Net cash provided by operating activities                        89,497            49,175
                                                              ---------         ---------
INVESTING ACTIVITIES
    Investment in properties                                    (27,537)          (57,820)
    Proceeds from disposition of properties                      13,271            30,743
    Investment in development in progress                       (71,065)          (31,662)
    Investment in land held for development                     (21,713)          (24,937)
    Increase in deferred leasing costs                           (3,979)           (3,479)
                                                              ---------         ---------
Net cash used in investing activities                          (111,023)          (87,155)
                                                              ---------         ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                   2,182               211
    Retirement of convertible debentures                              -            (9,750)
    Proceeds from issuance of unsecured notes                   250,000                 -
    Repayments of mortgage loans                                 (5,129)           (2,183)
    Proceeds from credit facility                                73,000            86,000
    Repayments on credit facility                              (249,000)                -
    Decrease (increase) in deferred financing costs              (3,965)              162
    Distributions paid on common shares                         (38,849)          (34,825)
    Distributions paid on preferred shares                       (2,750)           (2,750)
    Distributions paid on units                                  (5,191)           (4,765)
                                                              ---------         ---------
Net cash provided by financing activities                        20,298            32,100
                                                              ---------         ---------
Decrease in cash and cash equivalents                            (1,228)           (5,880)

Cash and cash equivalents at beginning of period                  4,638             9,064
                                                              ---------         ---------
Cash and cash equivalents at end of period                    $   3,410         $   3,184
                                                              =========         =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                              $   1,382         $   7,062
Acquisition of properties                                          (328)                -
Assumption of mortgage loans                                        328                 -
Conversion of convertible debentures                             27,496               194
                                                              =========         =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2001 and 2000:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED MARCH 31, 2001                    ENDED MARCH 31, 2000
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 41,116                                  $ 36,869
Less: Preferred
 distributions            2,750                                     2,750
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                38,366       68,415       $ 0.56          34,119        67,025      $ 0.51
                                                   ======                                    ======

Dilutive shares
 Long-term compen-
 sation plans                 -          932                            -           250
 Convertible debentures   1,371        3,253                            -             -
                        -------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 39,737       72,600       $ 0.55        $ 34,119        67,275      $ 0.51
                       ========      =======       ======        ========       =======      ======

Diluted income per common share as of March 31, 2001 includes the weighted average common shares, the dilutive effect of the outstanding options and the dilutive effect of the conversion of the Exchangeable Subordinate Debentures due 2001 of the Operating Partnership (the "Convertible Debentures"), into common shares. Diluted income per common share as of March 31, 2000 includes the weighted average common shares and the dilutive effect of the outstanding options, and excludes the effects of the conversion of the Convertible Debentures into common shares, as to do so would have been antidilutive.

NOTE 2 - ORGANIZATION
---------------------

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.6% of the common equity of the Operating Partnership at March 31, 2001. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues         $43,094   $11,686   $14,665   $10,754   $10,982      $11,648     $14,177   $27,184    $144,190
Rental property
 expenses and
 real estate taxes         13,167     3,761     4,256     2,474     2,998        2,986       4,322     8,683      42,647
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          29,927     7,925    10,409     8,280     7,984        8,662       9,855    18,501     101,543

Other income/expenses, net                                                                                        57,074
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     44,469

Gain on property dispositions                                                                                      1,477

Extraordinary item-loss on extinguishment of debt                                                                      -

Minority interest                                                                                                  4,830

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                         $ 38,366
                                                                                                                ========

FOR THE THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues         $35,374   $10,555   $12,316   $10,752   $ 9,621      $10,339     $13,958    $24,828   $127,743
Rental property
 expenses and
 real estate taxes         10,584     3,290     3,202     2,567     2,758        2,364       4,895      7,486     37,146
                          --------  --------  --------  --------  --------     --------    --------   --------  --------
Property-level net
 operating income          24,790     7,265     9,114     8,185     6,863        7,975       9,063     17,342     90,597

Other income/expenses, net                                                                                        51,527
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     39,070

Gain on property dispositions                                                                                      4,353

Extraordinary item-loss on extinguishment of debt                                                                  1,875

Minority interest                                                                                                  4,679

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                          $34,119
                                                                                                                ========

NOTE 4 - ADOPTION OF ACCOUNTING STANDARD
----------------------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the new Statement effective January 1, 2001. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement did not have a material effect on the Company's results of operations or financial position.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                      MARCH 31, 2001    DECEMBER 31, 2000
                                                      --------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  458,316          $  443,057
  Buildings and improvements                             2,819,251           2,759,420
  Less accumulated depreciation                           (355,006)           (334,415)
                                                        ----------          ----------
Operating real estate                                    2,922,561           2,868,062

  Development in progress                                  220,657             208,486
  Land held for development                                157,870             137,402
                                                        ----------          ----------
Net real estate                                          3,301,088           3,213,950

Cash and cash equivalents                                    3,410               4,638
Accounts receivable                                         16,604              12,624
Deferred financing and leasing costs,
  net of accumulated amortization
  (2001, $62,681; 2000, $59,071)                            61,926              57,807
Prepaid expenses and other assets                           80,380             107,336
                                                        ----------          ----------
Total assets                                            $3,463,408          $3,396,355
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  357,224          $  362,025
Unsecured notes                                          1,345,000           1,095,000
Credit facility                                                  -             176,000
Convertible debentures                                      43,311              70,871
Accounts payable                                            27,733              15,672
Accrued interest                                            20,178              29,478
Distributions payable                                       44,091              43,220
Other liabilities                                           77,183              84,515
                                                        ----------          ----------
Total liabilities                                        1,914,720           1,876,781

OWNERS' EQUITY
General partner's equity - preferred units                 120,814             120,814
                         - common units                  1,238,239           1,199,991
Limited partners' equity - preferred units                 112,512             112,516
                         - common units                     77,123              86,253
                                                        ----------          ----------
Total owners' equity                                     1,548,688           1,519,574
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,463,408          $3,396,355
                                                        ==========          ==========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                 (UNAUDITED AND IN THOUSANDS)

                                                      THREE                THREE
                                                   MONTHS ENDED         MONTHS ENDED
                                                  MARCH 31, 2001       MARCH 31, 2000
                                                  ---------------      --------------
REVENUE
Rental                                                 $102,586              $ 91,972
Operating expense reimbursement                          41,604                35,771
Interest and other                                        1,417                 1,216
                                                       --------              --------
Total revenue                                           145,607               128,959
                                                       --------              --------
EXPENSES
Rental property                                          29,217                24,622
Real estate taxes                                        13,430                12,524
Interest                                                 27,788                25,650
General and administrative                                5,759                 4,445
Depreciation and amortization                            24,944                22,648
                                                       --------              --------
Total expenses                                          101,138                89,889
                                                       --------              --------
Income before property dispositions
  and extraordinary item                                 44,469                39,070

Gain on property dispositions                             1,477                 4,353
                                                       --------              --------

Income before extraordinary item                         45,946                43,423

Extraordinary item - loss on
  extinguishment of debt                                      -                 1,875
                                                       ========              ========
Net income                                             $ 45,946              $ 41,548
                                                       ========              ========

Net income allocated to general partner                $ 41,116              $ 36,869
                                                       ========              ========
Net income allocated to limited partners               $  4,830              $  4,679
                                                       ========              ========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                          THREE                  THREE
                                                       MONTHS ENDED           MONTHS ENDED
                                                      MARCH 31, 2001         MARCH 31, 2000
                                                      --------------        --------------
OPERATING ACTIVITIES
Net income                                                $  45,946            $  41,548
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            24,944               22,648
    Amortization of deferred financing costs                  1,029                  880
    Gain on sale                                             (1,477)              (4,353)
    Noncash compensation                                      1,152                1,182
    Changes in operating assets and liabilities:
      Accounts receivable                                    (3,980)              (2,395)
      Prepaid expenses and other assets                      26,454                 (367)
      Accounts payable                                       12,061                2,110
      Accrued interest                                       (9,300)              (5,409)
      Other liabilities                                      (7,332)              (6,669)
                                                          ---------            ---------
Net cash provided by operating activities                    89,497               49,175
                                                          ---------            ---------
INVESTING ACTIVITIES
    Investment in properties                                (27,537)             (57,820)
    Proceeds from disposition of properties                  13,271               30,743
    Investment in development in progress                   (71,065)             (31,662)
    Investment in land held for development                 (21,713)             (24,937)
    Increase in deferred leasing costs                       (3,979)              (3,479)
                                                          ---------            ---------
Net cash used in investing activities                      (111,023)             (87,155)
                                                          ---------            ---------
FINANCING ACTIVITIES
    Retirement of Convertible Debentures                          -               (9,750)
    Proceeds from issuance of unsecured notes               250,000                    -
    Repayments of mortgage loans                             (5,129)              (2,183)
    Proceeds from credit facility                            73,000               86,000
    Repayments on credit facility                          (249,000)                   -
    Decrease (increase) in deferred financing costs          (3,965)                 162
    Capital contributions                                     2,182                  211
    Distributions to partners                               (46,790)             (42,340)
                                                          ---------            ---------
Net cash provided by financing activities                    20,298               32,100
                                                          ---------            ---------
Decrease in cash and cash equivalent                         (1,228)              (5,880)

Cash and cash equivalents at beginning of period              4,638                9,064
                                                          ---------            ---------
Cash and cash equivalents at end of period                $   3,410            $   3,184
                                                          =========            =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                          $   1,382            $   7,062
Acquisition of properties                                      (328)                   -
Assumption of mortgage loans                                    328                    -
Conversion of convertible debentures                         27,496                  194
                                                          =========            =========

See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.6% of the common equity of the Operating Partnership at March 31, 2001. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------
                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues        $ 43,094  $ 11,686  $ 14,665  $ 10,754   $ 10,982   $ 11,648      $ 14,177  $ 27,184   $144,190
Rental property
 expenses and
 real estate taxes         13,167     3,761     4,256     2,474      2,998      2,986         4,322     8,683     42,647
                         --------  --------  --------  --------   --------   --------      --------  ---------  --------
Property-level net
 operating income          29,927     7,925    10,409     8,280      7,984      8,662         9,855    18,501    101,543

Other income/expenses, net                                                                                        57,074
                                                                                                                --------
Income before property dispositions and extraordinary item                                                        44,469

Gain on property dispositions                                                                                      1,477

Extraordinary item-loss on extinguishment of debt                                                                      -
                                                                                                                --------
Net income                                                                                                      $ 45,946
                                                                                                                ========
Net income allocated to general partner                                                                         $ 41,116
                                                                                                                ========
Net income allocated to limited partners                                                                        $  4,830
                                                                                                                ========

FOR THE THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  -------
Real estate
 related revenues        $ 35,374  $ 10,555  $ 12,316  $ 10,752   $  9,621    $ 10,339    $ 13,958   $ 24,828  $127,743
Rental property
 expenses and
 real estate taxes         10,584     3,290     3,202     2,567      2,758       2,364       4,895      7,486    37,146
                         --------  --------  --------  --------   --------    --------    --------   --------  --------
Property-level net
 operating income          24,790     7,265     9,114     8,185      6,863       7,975       9,063     17,342    90,597

Other income/expenses, net                                                                                       51,527
                                                                                                               --------
Income before property dispositions and extraordinary item                                                       39,070

Gain on property dispositions                                                                                     4,353

Extraordinary item-loss on extinguishment of debt                                                                 1,875
                                                                                                               --------
Net income                                                                                                     $ 41,548
                                                                                                               ========
Net income allocated to general partner                                                                        $ 36,869
                                                                                                               ========
Net income allocated to limited partners                                                                       $  4,679
                                                                                                               ========

NOTE 4 - ADOPTION OF ACCOUNTING STANDARD
----------------------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the new Statement effective January 1, 2001. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement did not have a material effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis is based on a consolidated view of the Company. Geographic segment data for the three months ended March 31, 2001 and 2000 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial
Statements.

In 2001, the Company has continued to pursue development and acquisition opportunities and has continued to focus on increasing the cash flow from its properties in operation by increasing property occupancy and increasing rental rates.

The composition of the Company's properties in operation as of March 31, 2001 and 2000 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                ----------------     ----------------     ----------------
                                    MARCH 31,            MARCH 31,            MARCH 31,
TYPE                             2001     2000         2001     2000        2001     2000
-------------------------       -------  -------     -------  -------     -------  -------
Industrial - Distribution        21,102   19,612       42.7%    41.6%       95.0%    94.9%
Industrial - Flex                12,657   12,759       25.6%    27.1%       96.1%    93.5%
Office                           15,694   14,733       31.7%    31.3%       94.5%    94.9%
                                -------  -------     -------  -------     -------  -------
Total                            49,453   47,104      100.0%   100.0%       95.1%    94.5%
                                =======  =======     =======  =======     =======  =======

The expiring square feet and annual base rent by year for the properties in operation as of March 31, 2001 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2001            2,398    $11,048      1,675    $ 12,449     1 686    $ 21,078     5,759    $ 44,575
2002            3,336     13,731      1,949      16,025     1,670      21,296     6,955      51,052
2003            1,857      8,884      2,362      20,331     1,648      22,287     5,867      51,502
2004            2,244     11,111      1,811      16,614     1,460      22,608     5,515      50,333
2005            2,798     14,218      1,449      13,743     3,047      45,174     7,294      73,135
2006            1,965      8,654      1,170      12,407       920      13,534     4,055      34,595
Thereafter      5,448     29,351      1,749      18,311     4,395      74,083    11,592     121,745
               ------    -------     ------    --------    ------    --------    ------    --------
Total          20,046    $96,997     12,165    $109,880    14,826    $220,060    47,037    $426,937
               ======    =======     ======    ========    ======    ========    ======    ========

The scheduled deliveries of the 5.0 million square feet of properties under development as of March 31, 2001 are as follows (in thousands):

                                SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      MARCH 31, 2001      TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
2nd Quarter 2001            96       -      182     278            98.7%            $ 31,284
3rd Quarter 2001         1,238      65      219   1,522            96.8%              91,116
4th Quarter 2001            96      93      142     331            49.6%              29,016
1st Quarter 2002            57     338      179     574            39.8%              58,906
Thereafter               1,064     382      881   2,327            10.0%             180,651
                         -----   -----    -----   -----           ------            --------
Total                    2,551     878    1,603   5,032            47.2%            $390,973
                         =====   =====    =====   =====           ======            ========

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2001 (unaudited) with the results of operations of the Company for the three months ended March 31, 2000 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2001 and 2000, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three months ended March 31, 2001 compared to the three months ended March 31, 2000.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $145.6 million from $129.0 million for the three months ended March 31, 2001 compared to the same period in 2000. This increase is primarily due to the increase in the number of properties in operation during the respective periods. As of March 31, 2001, the Company had 660 properties in operation compared to 645 properties at March 31, 2000. The following is a summary of the Company's acquisition, development and disposition activity for the three months ended March 31, 2001 and 2000:

                                          2001                           2000
                             -----------------------------   -----------------------------
                             NO. OF   TOTAL INVESTMENT (1)   NO. OF   TOTAL INVESTMENT (1)
                             BLDGS.     OR PROCEEDS           BLDGS.    OR PROCEEDS
                             ------   --------------------   ------   --------------------
                                          (in millions)                   (in millions)
Properties owned as of:
Beginning January 1,            652                             634
  Acquisitions                    3       $ 23.8                  9       $ 55.4
  Completed developments          7         56.7                  5         55.6
  Dispositions                   (2)         4.4                 (3)        31.6
                             ------                          ------
Ending March 31,                660                             645
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

Additionally, during the period from January 1, 2001 through March 31, 2001, the Company sold two parcels of land for approximately $1.2 million. From January 1, 2000 through March 31, 2000, the Company sold one parcel of land for approximately $1.6 million.

Rental property and real estate tax expenses increased to $42.6 million from $37.1 million for the three months ended March 31, 2001 compared to the same period in 2000. This increase is due to the increase in the number of properties owned during the respective periods, and an increase in snow removal and other seasonal operating costs during the severe 2001 winter compared to the mild 2000 winter.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 2000) increased to $90.0 million for the three months ended March 31, 2001 from $85.8 million for the three months ended March 31, 2000, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $88.1 million for the three months ended March 31, 2000 from $83.5 million for the three months ended March 31, 2000, on a cash basis. These increases of 4.9% and 5.5%, respectively, are primarily due to increases in rental rates for the properties and also due to increases in occupancy.

Set forth below is a schedule comparing the property-level operating income for the "Same Store" properties for the three months ended March 31, 2001 and 2000 (in thousands).

                                    STRAIGHT LINE BASIS          CASH BASIS
                                   ---------------------    ---------------------
                                       QUARTER ENDED            QUARTER ENDED
                                   ---------------------    ---------------------
                                   MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,
                                     2001        2000         2001        2000
                                   ---------   ---------    ---------   ---------
Rental Revenue                     $ 91,125    $ 87,056     $ 89,164    $ 84,698
                                   --------    --------     --------    --------
Operating expenses:
  Rental property expense            26,772      23,662       26,772      23,662
  Real estate taxes                  11,889      11,647       11,889      11,647
  Operating expense recovery        (37,566)    (34,085)     (37,566)    (34,085)
                                   --------    --------     --------    --------
Unrecovered operating expenses        1,095       1,224        1,095       1,224
                                   --------    --------     --------    --------
Property level operating income    $ 90,030    $ 85,832     $ 88,069    $ 83,474
                                   ========    ========     ========    ========

General and administrative expenses increased to $5.8 million for the three months ended March 31, 2001 from $4.4 million for the three months ended March 31, 2000. This increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of properties in operation during the respective periods, and the funding of initiatives which the Company undertook relating to training, internal assurance, property management, and marketing.

Depreciation and amortization expense increased to $24.9 million for the three months ended March 31, 2001 from $22.6 million for the three months ended March 31, 2000. This increase is due to an increase in the number of properties owned during the respective periods.

Interest expense increased to $27.8 million for the three months ended March 31, 2001 from $25.7 million for the three months ended March 31, 2000. This increase is due to an increase in the average debt outstanding for the respective periods, which was $1,724.7 million for the three months ended March 31, 2001 compared to $1,528.2 million for the three months ended March 31, 2000. In addition, the weighted average interest rates for the respective periods have increased from 7.33% for the three months ended March 31, 2000 to 7.60% for the three months ended March 31, 2001.

In the first quarter of 2001, the Company realized a gain on sale of $1.5 million, due to the sale of two properties, one development property and two parcels of land for $13.6 million. In the first quarter of 2000, the Company realized a gain on sale of $4.4 million, due to the sale of three properties and one parcel of land for $31.6 million.

During the three months ended March 31, 2000, the Company repurchased $9.8 million principal amount of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership (the "Convertible Debentures"). This resulted in the recognition of an extraordinary loss in the three months ended March 31, 2000 totaling $1.9 million. This loss represents the redemption premium and the write-off of related deferred financing costs. There were no extraordinary items during the first quarter of 2001.

As a result of the foregoing, the Company's income before minority interest increased to $45.9 million for the three months ended
March 31, 2001 from $41.5 million for the three months ended March 31, 2000. In addition, net income increased to $41.1 million for the three months ended March 31, 2001 from $36.9 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash and cash equivalents of $3.4 million.

Net cash flow provided by operating activities increased to $89.5 million for the three months ended March 31, 2001 from $49.2 million for the three months ended March 31, 2000. This $40.3 million increase was primarily due the increase in net income and to the fluctuations in prepaid expenses during the respective periods.

Net cash used in investing activities increased to $111.0 million for the three months ended March 31, 2001 from $87.2 million for the three months ended March 31, 2000. This increase primarily resulted from an increase in development in progress and decreased disposition activity in 2001.

Net cash provided by financing activities decreased to $20.3 million for the three months ended March 31, 2001 from $32.1 million for the three months ended March 31, 2000. This decrease is primarily due to the pay down of the Credit Facility in 2001 with the proceeds from an unsecured notes issuance and the funding of investing activities with the increased funds provided by operations.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed developments with long-term capital sources. During the three months ended March 31, 2001, these activities were funded through a $450 million unsecured line of credit (the "Credit Facility"). This facility was obtained in April 2000, replacing a $325 million unsecured line of credit and a $90 million term loan due January 2001.

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa3 and BBB, respectively. At these ratings the interest rate for borrowings under the Credit Facility is 115 basis points over LIBOR.

As of March 31, 2001, $357.2 million in mortgage loans and $1,345.0 million in unsecured notes were outstanding. The interest rates on $1,696.2 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. The interest rate on a $6.0 million mortgage loan floats with a municipal bond index. The weighted average remaining term for the mortgage loans and the unsecured notes is 7.6 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of March 31, 2001 are as follows (in thousands):

                     MORTGAGES                                             WEIGHTED
            --------------------------    UNSECURED                        AVERAGE
            AMORTIZATION    MATURITIES      NOTES           TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2001         $ 6,941         $ 19,664     $        -      $   26,605           7.2%
2002           8,115                -        100,000         108,115           6.7%
2003           8,092           26,606         50,000          84,698           7.3%
2004           8,167           16,340        100,000         124,507           7.0%
2005           7,090          115,039              -         122,129           7.6%
2006           5,001           30,078        100,000         135,079           7.2%
2007           4,543                -        100,000         104,543           7.3%
2008           4,238           29,268              -          33,506           7.2%
2009           2,146           42,051        270,000         314,197           7.8%
2010           1,348                -        200,000         201,348           8.5%
2011           1,098            3,533        250,000         254,631           7.3%
2012             192           17,674              -          17,866           7.7%
2013               -                -         75,000 (1)      75,000           6.4%
2018               -                -        100,000         100,000           7.5%
             -------         --------     ----------      ----------         ------
             $56,971         $300,253     $1,345,000      $1,702,224           7.5%
             =======         ========     ==========      ==========         ======

(1)  Callable in 2003.

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

In 2000, the Company received approximately $19.5 million in aggregate net proceeds from the issuance of 9.125% Series C Cumulative Redeemable Preferred Units, and approximately $197.1 million in aggregate net proceeds from the issuance of unsecured notes. In 2001, the Company received approximately $246.2 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from issuance of the preferred units, and unsecured notes to fund the Company's activities, including paying down the Credit Facility, which funds development and acquisition activity.

In October 1999, the Board of Trustees authorized a share repurchase program. Pursuant to the Plan, as amended, the Company may purchase up to $100 million of the Company's Common Shares, Convertible Debentures or Preferred Shares. Through May 4, 2001, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of May 4, 2001, the Company had the capacity pursuant to this shelf registration statement to issue $688.4 million in equity securities and the Operating Partnership had the capacity to issue $261.1 million in debt securities.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund development, acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three months ended March 31, 2001 and March 31, 2000 are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                (IN THOUSANDS)
                                                        -------------------------------
                                                        MARCH 31, 2001   MARCH 31, 2000
                                                        --------------   --------------
Income available to common shareholders                     $ 38,366        $ 34,119
Adjustments:
  Minority interest less preferred unit distributions          2,177           2,482
  Depreciation and amortization                               24,533          22,262
  Extraordinary item-loss on extinguishment of debt                -           1,875
  Gain on sale of property                                    (1,477)         (4,353)
                                                            ========        ========
Funds from operations                                       $ 63,599        $ 56,385
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2000.

PART II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         In March 2001, Liberty Life Insurance Company acquired a total of 466,980 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interest in Liberty Property Limited Partnership. Such person acquired these units of limited partnership interest in connection with their contribution to the Operating Partnership of certain assets in 1997. The exchange of the common shares of beneficial interest for the units of limited partnership interest is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership. (Incorporated by reference to Exhibit 4.10 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

         b.  Reports on Form 8-K

             During the quarter ended March 31, 2001, the Registrants filed one Current Report on Form 8-K dated March 12, 2001, reporting Item 5 and containing as Exhibits the Underwriting Agreement dated March 9, 2001 among the Registrants and the Underwriters (as defined therein) and a Statement Re:
             Computation of Ratio of Earnings to Fixed Charges.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      May 10, 2001
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 10, 2001
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      May 10, 2001
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 10, 2001
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President







17