Form 10-Q
period 2001-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2001-08-08
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001


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

On July 31, 2001, 72,854,230, Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
            FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at June 30, 2001 and December 31, 2000.              3

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended June
          30, 2001 and June 30, 2000.                                4

          Consolidated statements of operations of Liberty
          Property Trust for the six months ended June 30,
          2001 and June 30, 2000.                                    5

          Consolidated statements of cash flows of Liberty
          Property Trust for the six months ended June 30,
          2001 and June 30, 2000.                                    6

          Notes to consolidated financial statements for
          Liberty Property Trust.                                    7

          Consolidated balance sheets of Liberty Property
          Limited Partnership at June 30, 2001 and
          December 31, 2000.                                        11

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended June 30, 2001 and June 30, 2000.                    12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the six months
          ended June 30, 2001 and June 30, 2000.                    13

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the six months
          ended June 30, 2001 and June 30, 2000.                    14

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                     15

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.                                                      25

Part II.  Other Information
---------------------------

Signatures                                                          27

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       JUNE 30, 2001    DECEMBER 31, 2000
                                                       -------------    -----------------
                                                         (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                             $  462,399          $  443,057
  Buildings and improvements                              2,843,140           2,759,420
  Less accumulated depreciation                            (366,949)           (334,415)
                                                         ----------          ----------
Operating real estate                                     2,938,590           2,868,062

  Development in progress                                   215,804             208,486
  Land held for development                                 154,413             137,402
                                                         ----------          ----------
Net real estate                                           3,308,807           3,213,950

Cash and cash equivalents                                    36,131               4,638
Accounts receivable                                          16,501              12,624
Deferred financing and leasing costs,
  net of accumulated amortization
  (2001, $55,451; 2000, $59,071)                             63,488              57,807
Prepaid expenses and other assets                            84,443             107,336
                                                         ----------          ----------
Total assets                                             $3,509,370          $3,396,355
                                                         ==========          ==========

LIABILITIES
Mortgage loans                                           $  354,964          $  362,025
Unsecured notes                                           1,345,000           1,095,000
Credit facility                                              12,000             176,000
Convertible debentures                                       41,743              70,871
Accounts payable                                             41,460              15,672
Accrued interest                                             33,096              29,478
Dividend payable                                             44,294              43,220
Other liabilities                                            80,871              84,515
                                                         ----------          ----------
Total liabilities                                         1,953,428           1,876,781

Minority interest                                           189,738             198,769

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value,
  5,000,000 shares authorized, issued and
  outstanding as of June 30, 2001 and
  December 31, 2000                                         120,814             120,814
Common shares of beneficial interest, $.001
  par value, 191,200,000 shares authorized,
  70,616,293 (includes 59,100 in treasury)
  and 68,272,079 (includes 59,100 in treasury)
  shares issued and outstanding as of June 30,
  2001 and December 31, 2000, respectively                       71                  68
Additional paid-in capital                                1,270,470           1,223,191
Unearned compensation                                        (1,403)             (1,690)
Distributions in excess of net income                       (22,421)            (20,251)
Common shares in treasury, at cost, 59,100 shares
  as of June 30, 2001 and December 31, 2000                  (1,327)             (1,327)
                                                         ----------          ----------
Total shareholders' equity                                1,366,204           1,320,805
                                                         ----------          ----------
Total liabilities and shareholders' equity               $3,509,370          $3,396,355
                                                         ==========          ==========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE               THREE
                                                      MONTHS ENDED        MONTHS ENDED
                                                     JUNE 30, 2001       JUNE 30, 2000
                                                     -------------       -------------
REVENUE
Rental                                                  $ 104,759         $  94,825
Operating expense reimbursement                            37,609            34,837
Interest and other                                          1,285             1,384
                                                        ---------         ---------
Total revenue                                             143,653           131,046
                                                        ---------         ---------

EXPENSES
Rental property                                            25,504            23,217
Real estate taxes                                          13,201            12,452
Interest                                                   28,107            26,367
General and administrative                                  5,455             4,817
Depreciation and amortization                              24,804            22,806
                                                        ---------         ---------
Total expenses                                             97,071            89,659
                                                        ---------         ---------
Income before property dispositions,
  extraordinary item and minority interest                 46,582            41,387

Gain on property dispositions                                 717             4,395
                                                        ---------         ---------
Income before extraordinary item and
  minority interest                                        47,299            45,782

Extraordinary item-loss on extinquishment of debt               -               228
                                                        ---------         ---------
Income before minority interest                            47,299            45,554

Minority interest                                           4,894             5,223
                                                        ---------         ---------
Net income                                                 42,405            40,331

Preferred distributions                                     2,750             2,750
                                                        ---------         ---------
Income available to common shareholders                 $  39,655         $  37,581
                                                        =========         =========
Earnings per share
  Basic:
  Income before extraordinary item                      $    0.56         $    0.56
  Extraordinary item                                            -                 -
                                                        ---------         ---------
  Income available to common shareholders               $    0.56         $    0.56
                                                        =========         =========

  Diluted:
  Income before extraordinary item                      $    0.56         $    0.55
  Extraordinary item                                            -                 -
                                                        ---------         ---------
  Income available to common shareholders               $    0.56         $    0.55
                                                        =========         =========

Distributions declared per common share                 $    0.57         $    0.52
                                                        =========         =========
Weighted average number of common shares outstanding
  Basic                                                    70,241            67,322
  Diluted                                                  71,387            67,847
                                                        =========         =========


See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           SIX                  SIX
                                                       MONTHS ENDED         MONTHS ENDED
                                                      JUNE 30, 2001        JUNE 30, 2000
                                                      -------------        -------------
REVENUE
Rental                                                  $ 207,345             $ 186,797
Operating expense reimbursement                            79,213                70,608
Interest and other                                          2,702                 2,600
                                                        ---------             ---------
Total revenue                                             289,260               260,005
                                                        ---------             ---------

EXPENSES
Rental property                                            54,721                47,839
Real estate taxes                                          26,631                24,976
Interest                                                   55,895                52,017
General and administrative                                 11,214                 9,262
Depreciation and amortization                              49,748                45,454
                                                        ---------             ---------
Total expenses                                            198,209               179,548
                                                        ---------             ---------
Income before property dispositions
  extraordinary item and minority interest                 91,051                80,457

Gain on property dispositions                               2,194                 8,748
                                                        ---------             ---------
Income before extraordinary item and
  minority interest                                        93,245                89,205

Extraordinary item-loss on extinquishment
  of debt                                                       -                 2,103
                                                        ---------             ---------
Income before minority interest                            93,245                87,102

Minority interest                                           9,724                 9,902
                                                        ---------             ---------
Net income                                                 83,521                77,200

Preferred distributions                                     5,500                 5,500
                                                        ---------             ---------
Income available to common shareholders                 $  78,021             $  71,700
                                                        =========             =========
Earnings per share
   Basic:
   Income before extraordinary item                     $    1.12             $    1.10
   Extraordinary item                                           -                  (.03)
                                                        ---------             ---------
   Income available to common shareholders              $    1.12             $    1.07
                                                        =========             =========
   Diluted:
   Income before extraordinary item                     $    1.11             $    1.09
   Extraordinary item                                           -                  (.03)
                                                        ---------             ---------
   Income available to common shareholders              $    1.11             $    1.06
                                                        =========             =========
   Distributions declared per common share              $    1.14             $    1.04
                                                        =========             =========
   Weighted average number of common shares
     Outstanding
     Basic                                                 69,358                67,173
     Diluted                                               72,949                67,574
                                                        =========             =========

See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                                SIX                SIX
                                                           MONTHS ENDED        MONTHS ENDED
                                                           JUNE 30, 2001       JUNE 30, 2000
                                                           -------------       -------------
OPERATING ACTIVITIES
Net income                                                  $   83,521          $  77,200
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                               49,748             45,454
    Amortization of deferred financing costs                     2,117              1,757
    Minority interest in net income                              9,724              9,902
    Gain on sale                                                (2,194)            (8,748)
    Noncash compensation                                         1,491              1,556
    Changes in operating assets and liabilities:
      Accounts receivable                                       (3,877)             8,526
      Prepaid expenses and other assets                         21,915             (5,763)
      Accounts payable                                          25,788             (2,831)
      Accrued interest                                           3,618               (392)
      Other liabilities                                         (3,644)            (6,674)
                                                            ----------          ---------
Net cash provided by operating activities                      188,207            119,987
                                                            ----------          ---------
INVESTING ACTIVITIES
    Investment in properties                                   (35,644)           (55,743)
    Proceeds from disposition of properties                     73,854             48,179
    Investment in development in progress                     (139,186)           (80,411)
    Investment in land held for development                    (34,751)           (38,380)
    Increase in deferred leasing costs                         (13,385)            (7,395)
                                                            ----------          ---------
Net cash used in investing activities                         (149,112)          (133,750)
                                                            ----------          ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                  8,172              6,045
    Proceeds from issuance of preferred units                        -             19,484
    Retirement of convertible debentures                             -            (10,914)
    Proceeds from issuance of unsecured notes                  250,000                  -
    Repayments of unsecured notes                                    -            (90,000)
    Repayments of mortgage loans                                (7,389)            (4,575)
    Proceeds from credit facility                              126,200            391,000
    Repayments on credit facility                             (290,200)          (213,000)
    Decrease (increase) in deferred financing costs                142             (3,597)
    Distributions paid on common shares                        (78,834)           (69,686)
    Distributions paid on preferred shares                      (5,500)            (5,500)
    Distributions paid on units                                (10,193)            (9,903)
                                                            ----------          ---------
Net cash (used) provided by financing activities                (7,602)             9,354
                                                            ----------          ---------
Increase (decrease) in cash and cash equivalents                31,493             (4,409)

Cash and cash equivalents at beginning of period                 4,638              9,064
                                                            ----------          ---------
Cash and cash equivalents at end of period                  $   36,131          $   4,655
                                                            ==========          =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                            $   22,199          $  19,213
Acquisition of properties                                         (328)                 -
Assumption of mortgage loans                                       328                  -
Conversion of convertible debentures                            29,063                194
                                                            ==========          =========

See accompanying notes.

                               LIBERTY PROPERTY TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2001

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

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2001 and 2000:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED JUNE 30, 2001                     ENDED JUNE 30, 2000
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 42,405                                  $ 40,331
Less: Preferred
 distributions            2,750                                     2,750
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                39,655       70,241       $ 0.56          37,581        67,322      $ 0.56
                                                   ======                                    ======

Dilutive shares
 Long-term compen-
 sation plans                 -        1,146                            -           525
                        -------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 39,655       71,387       $ 0.56        $ 37,581        67,847      $ 0.55
                       ========      =======       ======        ========       =======      ======

                               FOR THE SIX MONTHS                      FOR THE SIX MONTHS
                              ENDED JUNE 30, 2001                     ENDED JUNE 30, 2000
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 83,521                                  $ 77,200
Less: preferred
 distributions            5,500                                     5,500
                        -------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                78,021       69,358       $1.12           71,700        67,173      $ 1.07
                                                   =====                                     ======

Dilutive shares
Long-term compen-
 sation plans                 -          898                            -           401
Convertible debentures    2,587        2,693                            -             -
                       --------      -------                     --------       -------

Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 80,608       72,949       $1.11         $ 71,700        67,574      $ 1.06
                       ========      =======       =====         ========       =======      ======

For the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2000, diluted income per common share includes the weighted average common shares and the dilutive effect of long-term compensation plans, and excludes the effects of the conversion of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership (the "Convertible Debentures"), into common shares, as to do so would have been antidilutive. Diluted income per common share for the six months ended June 30, 2001 includes the average weighted common shares, the dilutive effect of long-term compensation plans and the dilutive effect of the conversion of the Convertible Debentures into common shares.

NOTE 2 - ORGANIZATION
---------------------

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.7% of the common equity of the Operating Partnership at June 30, 2001. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

The Company reviews the performance of the portfolio on a geographic basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland; Tampa,

Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units, which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues         $41,923   $10,999   $13,743   $11,192   $11,129      $11,236     $14,797   $27,349    $142,368
Rental property
 expenses and
 real estate taxes         11,562     3,030     2,939     2,702     2,906        2,963       4,365     8,238      38,705
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          30,361     7,969    10,804     8,490     8,223        8,273      10,432    19,111     103,663

Other income/expenses, net                                                                                        57,081
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     46,582

Gain on property dispositions                                                                                        717

Extraordinary item-loss on extinguishment of debt                                                                      -

Minority interest                                                                                                  4,894

Preferred distributions                                                                                            2,750
                                                                                                                --------
Income available to common shareholders                                                                         $ 39,655
                                                                                                                ========

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
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues         $85,017   $22,685   $28,408   $21,946   $22,111      $22,884     $28,974   $54,533    $286,558
Rental property
 expenses and
 real estate taxes         24,729     6,791     7,195     5,176     5,904        5,949       8,687    16,921      81,352
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          60,288    15,894    21,213    16,770    16,207       16,935      20,287    37,612     205,206

Other income/expenses, net                                                                                       114,155
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     91,051

Gain on property dispositions                                                                                      2,194

Extraordinary item-loss on extinguishment of debt                                                                      -

Minority interest                                                                                                  9,724

Preferred distributions                                                                                            5,500
                                                                                                                --------
Income available to common shareholders                                                                         $ 78,021
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
                                                                                                                ========


NOTE 4 - SUBSEQUENT EVENTS
----------------------------------------

The $41.7 million of Convertible Debentures matured on July 1, 2001. Of this amount, $41.1 million of Convertible Debentures converted into 2,057,300 common shares at a rate of one common share for each $20 of Convertible Debentures outstanding and the $600,000 balance was settled in cash.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                      JUNE 30, 2001     DECEMBER 31, 2000
                                                      -------------     -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  462,399          $  443,057
  Buildings and improvements                             2,843,140           2,759,420
  Less accumulated depreciation                           (366,949)           (334,415)
                                                        ----------          ----------
Operating real estate                                    2,938,590           2,868,062

  Development in progress                                  215,804             208,486
  Land held for development                                154,413             137,402
                                                        ----------          ----------
Net real estate                                          3,308,807           3,213,950

Cash and cash equivalents                                   36,131               4,638
Accounts receivable                                         16,501              12,624
Deferred financing and leasing costs,
  net of accumulated amortization
  (2001, $55,451; 2000, $59,071)                            63,488              57,807
Prepaid expenses and other assets                           84,443             107,336
                                                        ----------          ----------
Total assets                                            $3,509,370          $3,396,355
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  354,964          $  362,025
Unsecured notes                                          1,345,000           1,095,000
Credit facility                                             12,000             176,000
Convertible debentures                                      41,743              70,871
Accounts payable                                            41,460              15,672
Accrued interest                                            33,096              29,478
Distributions payable                                       44,294              43,220
Other liabilities                                           80,871              84,515
                                                        ----------          ----------
Total liabilities                                        1,953,428           1,876,781

OWNERS' EQUITY
General partner's equity - preferred units                 120,814             120,814
                         - common units                  1,245,390           1,199,991
Limited partners' equity - preferred units                 112,516             112,516
                         - common units                     77,222              86,253
                                                        ----------          ----------
Total owners' equity                                     1,555,942           1,519,574
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,509,370          $3,396,355
                                                        ==========          ==========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (UNAUDITED AND IN THOUSANDS)

                                                      THREE                THREE
                                                   MONTHS ENDED         MONTHS ENDED
                                                   JUNE 30, 2001        JUNE 30, 2000
                                                   -------------        -------------
REVENUE
Rental                                                $ 104,759             $  94,825
Operating expense reimbursement                          37,609                34,837
Interest and other                                        1,285                 1,384
                                                      ---------             ---------
Total revenue                                           143,653               131,046
                                                      ---------             ---------

EXPENSES
Rental property                                          25,504                23,217
Real estate taxes                                        13,201                12,452
Interest                                                 28,107                26,367
General and administrative                                5,455                 4,817
Depreciation and amortization                            24,804                22,806
                                                      ---------             ---------
Total expenses                                           97,071                89,659
                                                      ---------             ---------
Income before property dispositions
  and extraordinary item                                 46,582                41,387

Gain on property dispositions                               717                 4,395
                                                      ---------             ---------

Income before extraordinary item                         47,299                45,782

Extraordinary item-loss on extinguishment of debt             -                   228
                                                      =========             =========
Net income                                            $  47,299             $  45,554
                                                      =========             =========

Net income allocated to general partner               $  42,405             $  40,331
                                                      =========             =========
Net income allocated to limited partners              $   4,894             $   5,223
                                                      =========             =========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                             SIX                SIX
                                                         MONTHS ENDED       MONTHS ENDED
                                         JUNE 30, 2001      JUNE 30, 2000
                                                        --------------     --------------
REVENUE
Rental                                                     $ 207,345          $ 186,797
Operating expense reimbursement                               79,213             70,608
Interest and other                                             2,702              2,600
                                                           ---------          ---------
Total revenue                                                289,260            260,005
                                                           ---------          ---------

EXPENSES
Rental property                                               54,721             47,839
Real estate taxes                                             26,631             24,976
Interest                                                      55,895             52,017
General and administrative                                    11,214              9,262
Depreciation and amortization                                 49,748             45,454
                                                           ---------          ---------
Total expenses                                               198,209            179,548
                                                           ---------          ---------
Income before property dispositions
  and extraordinary item                                      91,051             80,457

Gain on property dispositions                                  2,194              8,748
                                                           ---------          ---------
Income before extraordinary item                              93,245             89,205

Extraordinary item-loss on extinguishment
  of debt                                                          -              2,103
                                                           ---------          ---------

Net income                                                 $  93,245          $  87,102
                                                           =========          =========
Net income allocated to general partner                    $  83,521          $  77,200
                                                           =========          =========
Net income allocated to limited partners                   $   9,724          $   9,902
                                                           =========          =========



See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                           SIX                   SIX
                                                       MONTHS ENDED          MONTHS ENDED
                                                       JUNE 30, 2001         JUNE 30, 2000
                                                       -------------         -------------
OPERATING ACTIVITIES
Net income                                                $  93,245            $  87,102
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            49,748               45,454
    Amortization of deferred financing costs                  2,117                1,757
    Gain on sale                                             (2,194)              (8,748)
    Noncash compensation                                      1,491                1,556
    Changes in operating assets and liabilities:
      Accounts receivable                                    (3,877)               8,526
      Prepaid expenses and other assets                      21,915               (5,763)
      Accounts payable                                       25,788               (2,831)
      Accrued interest                                        3,618                 (392)
      Other liabilities                                      (3,644)              (6,674)
                                                          ---------            ---------
Net cash provided by operating activities                   188,207              119,987
                                                          ---------            ---------
INVESTING ACTIVITIES
    Investment in properties                                (35,644)             (55,743)
    Proceeds from disposition of properties                  73,854               48,179
    Investment in development in progress                  (139,186)             (80,411)
    Investment in land held for development                 (34,751)             (38,380)
    Increase in deferred leasing costs                      (13,385)              (7,395)
                                                          ---------            ---------
Net cash used in investing activities                      (149,112)            (133,750)
                                                          ---------            ---------
FINANCING ACTIVITIES
    Retirement of convertible debentures                          -              (10,914)
    Proceeds from issuance of unsecured notes               250,000                    -
    Repayments of unsecured notes                                 -              (90,000)
    Repayments of mortgage loans                             (7,389)              (4,575)
    Proceeds from credit facility                           126,200              391,000
    Repayments on credit facility                          (290,200)            (213,000)
    Decrease (increase) in deferred financing costs             142               (3,597)
    Capital contributions                                     8,172               25,529
    Distributions to partners                               (94,527)             (85,089)
                                                          ---------            ---------
Net cash (used) provided by financing activities             (7,602)               9,354
                                                          ---------            ---------
Increase (decrease) in cash and cash equivalent              31,493               (4,409)

Cash and cash equivalents at beginning of period              4,638                9,064
                                                          ---------            ---------
Cash and cash equivalents at end of period                $  36,131            $   4,655
                                                          =========            =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                          $  22,199            $  19,213
Acquisition of properties                                      (328)                   -
Assumption of mortgage loans                                    328                    -
Conversion of convertible debentures                         29,063                  194
                                                          =========            =========


See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2001

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.7% of the common equity of the Operating Partnership at June 30, 2001. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

The Company reviews the performance of the portfolio on a geographic basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Detroit, Michigan; and all others combined (including Maryland, Tampa, Florida; South Florida; Minneapolis, Minnesota; and the United Kingdom). The Company's reportable segments are distinct business units, which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial and office properties.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues         $41,923   $10,999   $13,743   $11,192   $11,129      $11,236     $14,797   $27,349    $142,368
Rental property
 expenses and
 real estate taxes         11,562     3,030     2,939     2,702     2,906        2,963       4,365     8,238      38,705
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          30,361     7,969    10,804     8,490     8,223        8,273      10,432    19,111     103,663

Other income/expenses, net                                                                                        57,081
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     46,582

Gain on property dispositions                                                                                        717

Extraordinary item-loss on extinguishment of debt                                                                      -
                                                                                                                --------
Net income                                                                                                      $ 47,299
                                                                                                                ========
Net income allocated to general partner                                                                         $ 42,405
                                                                                                                ========
Net income allocated to limited partners                                                                        $  4,894
                                                                                                                ========

FOR THE THREE MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $35,686   $10,327   $12,326   $11,043   $10,103      $10,497     $14,076   $25,604    $129,662
Rental property
 expenses and
 real estate taxes          9,624     3,196     2,518     2,280     2,784        2,548       4,728     7,991      35,669
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          26,062     7,131     9,808     8,763     7,319        7,949       9,348    17,613      93,993

Other income/expenses, net                                                                                        52,606
                                                                                                                --------
Income before property dispositions, extraordinary item and minority interest                                     41,387

Gain on property dispositions                                                                                      4,395

Extraordinary item-loss on extinguishment of debt                                                                    228
                                                                                                                --------
Net income                                                                                                      $ 45,554
                                                                                                                ========
Net income allocated to general partner                                                                         $ 40,331
                                                                                                                ========
Net income allocated to limited partners                                                                        $  5,223
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues         $85,017   $22,685   $28,408   $21,946   $22,111      $22,884     $28,974   $54,533    $286,558
Rental property
 expenses and
 real estate taxes         24,729     6,791     7,195     5,176     5,904        5,949       8,687    16,921      81,352
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          60,288    15,894    21,213    16,770    16,207       16,935      20,287    37,612     205,206

Other income/expenses, net                                                                                       114,155
                                                                                                                --------
Income before property dispositions and extraordinary item                                                        91,051

Gain on property dispositions                                                                                      2,194

Extraordinary item-loss on extinguishment of debt                                                                      -
                                                                                                                --------
Net income                                                                                                      $ 93,245
                                                                                                                ========
Net income allocated to general partner                                                                         $ 83,521
                                                                                                                ========
Net income allocated to limited partners                                                                        $  9,724
                                                                                                                ========

FOR THE SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------

                            SE        New     Lehigh                The
                         Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                         --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real-estate
 related revenues         $71,060   $20,882   $24,642   $21,795   $19,724      $20,836     $28,034   $50,432    $257,405
Rental property
 expenses and
 real estate taxes         20,208     6,486     5,720     4,847     5,542        4,912       9,623    15,477      72,815
                          -------   -------   -------   -------   -------      -------     -------   -------    --------
Property-level net
 operating income          50,852    14,396    18,922    16,948    14,182       15,924      18,411    34,955     184,590

Other income/expenses, net                                                                                       104,133
                                                                                                                --------
Income before property dispositions and extraordinary item                                                        80,457

Gain on property dispositions                                                                                      8,748

Extraordinary item-loss on extinguishment of debt                                                                  2,103
                                                                                                                --------
Net income                                                                                                      $ 87,102
                                                                                                                ========
Net income allocated to general partner                                                                         $ 77,200
                                                                                                                ========
Net income allocated to limited partners                                                                        $  9,902
                                                                                                                ========

NOTE 4 - SUBSEQUENT EVENTS
----------------------------------------

The $41.7 million of Convertible Debentures matured on July 1, 2001. Of this amount, $41.1 million of Convertible Debentures converted into 2,057,300 common shares at a rate of one common share for each $20 of Convertible Debentures outstanding and the $600,000 balance was settled in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Company and notes thereto contained in this Form 10-Q. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical fact may be forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in Section 21E of the Exchange Act. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements. These risks, uncertainties and other factors include, without limitation, uncertainties affecting future economic conditions and the real estate businesses generally (such as entry into new leases, renewals of leases, tenant defaults, dependence on tenants' business operations and the cost to complete and lease-up pending developments), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities and risks relating to leverage and debt service. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The Company's operating results depend primarily upon income from rental operations. This income is substantially influenced by rental demand for the properties in operation and properties under development. In addition, the Company's continued growth is dependent upon its ability to maintain property occupancy rates and increase rental rates on the properties in operation.

The composition of the Company's properties in operation as of June 30, 2001 and 2000 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                ----------------     ----------------     ----------------
                                     JUNE 30,             JUNE 30,             JUNE 30,
TYPE                             2001     2000         2001     2000        2001     2000
-------------------------       -------  -------     -------  -------     -------  -------
Industrial - Distribution        21,302   19,616       43.1%    41.3%       96.4%    94.3%
Industrial - Flex                12,368   12,788       25.0%    26.9%       94.2%    94.4%
Office                           15,765   15,067       31.9%    31.8%       92.8%    95.1%
                                -------  -------     -------  -------     -------  -------
Total                            49,435   47,471      100.0%   100.0%       94.7%    94.6%
                                =======  =======     =======  =======     =======  =======

Geographic segment data for the three and six months ended June 30, 2001 and 2000 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2001 (unaudited) with the results of operations of the Company for the three and six months ended June 30, 2000 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2001 and 2000, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $143.7 million from $131.0 million for the three months ended June 30, 2001 compared to the same period in 2000, and increased to $289.3 million from $260.0 million for the six months ended June 30, 2001 compared to the same period in 2000. These increases are primarily due to the increased net investment in properties developed, acquired, or disposed of during the respective periods.

The following is a summary of the Company's acquisition, development and disposition activity for the three and six months ended June 30, 2001 and 2000:

                                               2001                                  2000
                                   -----------------------------         -----------------------------
                                   NO. OF   TOTAL INVESTMENT (1)         NO. OF   TOTAL INVESTMENT (1)
                                   BLDGS.       OR PROCEEDS              BLDGS.       OR PROCEEDS
                                   ------   --------------------         ------   --------------------
                                                  (in millions)                         (in millions)
Properties owned as of:
Beginning January 1,                   652                                    634
  Acquisitions                           3           $ 23.8                     9          $ 55.4
  Completed developments                 7             56.7                     5            55.6
  Dispositions                          (2)            (4.4)                   (3)          (31.6)
                                      ----                                   ----
March 31,                              660                                    645
  Acquisitions                           -           $    -                     -          $    -
  Completed developments                 6             90.5                     7            53.0
  Dispositions                         (26)           (61.4)                   (3)          (18.4)
                                      ----                                   ----
Ending June 30,                        640                                    649
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

Rental property and real estate tax expenses increased to $38.7 million from $35.7 million for the three months ended June 30, 2001 compared to the same period in 2000, and to $81.4 million from $72.8 million for the six months ended June 30, 2001 compared to the same period in 2000. These increases are due to the increase in the total investment in properties owned during the respective periods.

Property-level operating income for the "Same Store" properties (properties owned as of January 1, 2000) increased to $88.8 million for the three months ended June 30, 2001 from $85.8 million for the three months ended June 30, 2000, on a straight line basis, (which recognizes rental revenue evenly over the life of the lease), and increased to $87.1 million for the three months ended June 30, 2001 from $83.8 million for the three months ended June 30, 2000, on a cash basis. These increases of 3.5% and 3.9%, respectively, are due to increases in rental rates for the properties.

Property-level operating income for the "Same Store" properties increased to $177.3 million for the six months ended June 30, 2001 from $170.0 million for the six months ended June 30, 2000, on a straight line basis and increased to $173.7 million for the six months ended June 30, 2001 from $165.7 million for the six months ended June 30, 2000, on a cash basis. These increases of 4.3% and 4.8%, respectively, are due to increases in rental rates for the properties. In addition, the operating expense recovery ratio has been approximately 98% during the respective periods.

Set forth below is a schedule comparing the property-level operating income for the "Same Store" properties for the three and six months ended June 30, 2001 and 2000 (in thousands).

                                    STRAIGHT LINE BASIS          CASH BASIS
                                   ---------------------    ---------------------
                                       QUARTER ENDED            QUARTER ENDED
                                   ---------------------    ---------------------
                                    JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                     2001        2000         2001        2000
                                   ---------   ---------    ---------   ---------
Rental Revenue                      $ 89,540    $ 86,413     $ 87,850    $ 84,441
                                    --------    --------     --------    --------
Operating expenses:
  Rental property expense             22,733      21,824       22,733      21,824
  Real estate taxes                   11,527      11,314       11,527      11,314
  Operating expense recovery         (33,470)    (32,507)     (33,470)    (32,507)
                                    --------    --------     --------    --------
Unrecovered operating expenses           790         631          790         631
                                    --------    --------     --------    --------
Property level operating income     $ 88,750    $ 85,782     $ 87,060    $ 83,810
                                    ========    ========     ========    ========

                                    STRAIGHT LINE BASIS          CASH BASIS
                                   ---------------------    ---------------------
                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                   ---------------------    ---------------------
                                    JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                     2001        2000         2001        2000
                                   ---------   ---------    ---------   ---------
Rental Revenue                     $ 178,681   $ 171,773    $ 175,071   $ 167,496
                                   ---------   ---------    ---------   ---------
Operating expenses:
  Rental property expense             48,666      45,227       48,666      45,227
  Real estate taxes                   23,137      22,689       23,137      22,689
  Operating expense recovery         (70,413)    (66,114)     (70,413)    (66,114)
                                   ---------   ---------    ---------   ---------
Unrecovered operating expenses         1,390       1,802        1,390       1,802
                                   ---------   ---------    ---------   ---------
Property level operating income    $ 177,291   $ 169,971    $ 173,681   $ 165,694
                                   =========   =========    =========   =========

General and administrative expenses increased to $5.5 million for the three months ended June 30, 2001 from $4.8 million compared to the same period in 2000 and to $11.2 million from $9.3 million for the six months ended June 30, 2001 compared to the same period in 2000. These increases are primarily due to the funding of initiatives which the Company undertook relating to training, internal assurance, property management, and marketing.

Depreciation and amortization expense increased to $24.8 million from $22.8 million for the three months ended June 30, 2001 compared to the same period in 2000 and to $49.7 million from $45.5 million for the six months ended June 30, 2001 compared to the same period in 2000. These increases are primarily due to an increase in the investment in properties owned during the respective periods.

Interest expense increased to $28.1 million from $26.4 million for the three months ended June 30, 2001 compared to the same period in 2000, and to $55.9 million from $52.0 million for the six months ended June 30, 2001 compared to the same period in 2000. These increases are due to an increase in the average debt outstanding for the respective periods, which was $1,749.6 million for the three months ended June 30, 2001 compared to $1,564.3 million for the same period in 2000 and $1,734.4 million for the six months ended June 30, 2001 compared to $1,540.0 million for the same period in 2000. In addition, the weighted average interest rates for the respective periods have increased from 7.53% for the three months ended June 30, 2000 to 7.54% for the three months ended June 30, 2001, and from 7.52% for the six months ended June 30, 2000 to 7.58% for the six months ended June 30, 2001.

In the second quarter of 2001, the Company realized a gain on sale of $717,000, due to the sale of 26 properties and two parcels of land for $63.2 million. During the six months ended June 30, 2001, the Company realized a gain on sale of $2.2 million, due to the sale of 28 operating properties, one development property and four parcels of land for $76.8 million. In the second quarter of 2000, the Company realized a gain on sale of $4.4 million, due to the sale of three properties and two parcels of land for $18.4 million, and during the six months ended June 30, 2000, the Company realized a gain on sale of $8.7 million, due to the sale of six properties and three parcels of land for $50.0 million.

In the second quarter of 2000, the Company repurchased $1.2 million principal amount of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership (the "Convertible Debentures"). This resulted in the recognition of an extraordinary loss in the second quarter of 2000 totaling $228,000. During the six months ended June 30, 2000, the Company repurchased $10.9 million principal amount of the Convertible Debentures, resulting in the recognition of an extraordinary loss totaling $2.1 million. These losses represent the redemption premiums and the write-off of related deferred financing costs. There were no extraordinary items in the six months ended June 30, 2001.

As a result of the foregoing, the Company's income before minority interest increased to $47.3 million for the three months ended
June 30, 2001 from $45.6 million for the three months ended June 30, 2000, and to $93.2 million for the six months ended June 30, 2001 from $87.1 million for the six months ended June 30, 2000. In addition, net income increased to $42.4 million for the three months ended June 30, 2001 from $40.3 million for the three months ended June 30, 2000 and to $83.5 million for the six months ended June 30, 2001 from $77.2 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents of $36.1 million.

Net cash flow provided by operating activities increased to $188.2 million for the six months ended June 30, 2001 from $120.0 million for the six months ended June 30, 2000. This $68.2 million increase was primarily due the increase in net income and to the fluctuations in prepaid expenses and accounts payable during the respective periods.

Net cash used in investing activities increased to $149.1 million for the six months ended June 30, 2001 from $133.8 million for the six months ended June 30, 2000. This increase primarily resulted from an increase in development in progress in 2001.

Cash flows from financing activities decreased by $17.0 million for the six months ended June 30, 2001 versus the six months ended June 30, 2000. This decrease is primarily due to the pay down of the Credit Facility in 2001 with the proceeds from an unsecured notes issuance and the funding of investing activities with the increased funds provided by operations.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed developments with long-term capital sources. During the six months ended June 30, 2001, these activities were funded through a $450 million unsecured line of credit (the "Credit Facility"). This facility was obtained in April 2000, replacing a $325 million unsecured line of credit and a $90 million term loan due January 2001.

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa2 and BBB, respectively. On July 18, 2001, Fitch initiated coverage on the Company with a BBB senior debt rating. At these ratings the interest rate for borrowings under the Credit Facility is 105 basis points over LIBOR.

As of June 30, 2001, $355.0 million in mortgage loans and $1,345.0 million in unsecured notes were outstanding. The interest rates on $1,693.9 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. The interest rate on a $6.0 million mortgage loan floats with a municipal bond index. The weighted average remaining term for the mortgage loans and the unsecured notes is 7.4 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of June 30, 2001 are as follows (in thousands):

                     MORTGAGES                                             WEIGHTED
            --------------------------    UNSECURED                        AVERAGE
            AMORTIZATION    MATURITIES      NOTES           TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2001         $ 4,680         $ 19,664     $        -      $   24,344           7.1%
2002           8,115                -        100,000         108,115           6.7%
2003           8,092           26,606         50,000          84,698           7.3%
2004           8,167           16,340        100,000         124,507           7.0%
2005           7,090          115,039              -         122,129           7.6%
2006           5,001           30,078        100,000         135,079           7.2%
2007           4,543                -        100,000         104,543           7.3%
2008           4,238           29,268              -          33,506           7.2%
2009           2,146           42,051        270,000         314,197           7.8%
2010           1,348                -        200,000         201,348           8.5%
2011           1,099            3,533        250,000         254,632           7.3%
2012             192           17,674              -          17,866           7.7%
2013               -                -         75,000 (1)      75,000           6.4%
2018               -                -        100,000         100,000           7.5%
             -------         --------     ----------      ----------         ------
             $54,711         $300,253     $1,345,000      $1,699,964           7.4%
             =======         ========     ==========      ==========         ======

(1)  Callable in 2003.

GENERAL

The Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. In addition, the Company has continued to focus on improving the performance of the "Same Store" portfolio by achieving and maintaining high occupancy levels and maximizing rental rates.

The expiring square feet and annual base rent by year for the properties in operation as of June 30, 2001 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2001            1,647    $  7,422       854    $  6,449     1,024    $ 13,157     3,525    $ 27,028
2002            3,571      14,787     1,984      16,187     1,726      22,136     7,281      53,110
2003            1,549       7,822     2,311      20,343     1,643      22,477     5,503      50,642
2004            2,200      10,996     1,853      16,831     1,537      24,173     5,590      52,000
2005            2,662      13,759     1,370      12,744     3,018      44,503     7,050      71,006
2006            2,259      10,183     1,360      15,354     1,105      16,738     4,724      42,275
Thereafter      6,658      37,588     1,914      19,947     4,572      77,912    13,144     135,447
               ------    --------    ------    --------    ------    --------    ------    --------
Total          20,546    $102,557    11,646    $107,855    14,625    $221,096    46,817    $431,508
               ======    ========    ======    ========    ======    ========    ======    ========

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 4.2 million square feet of properties under development as of June 30, 2001 are as follows (in thousands):

                                  SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL      JUNE 30, 2001      TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
3rd Quarter 2001           254      65      275     594            92.7%            $ 49,029
4th Quarter 2001           304      93      117     514            69.4%              37,124
1st Quarter 2002             -     395      108     503            35.5%              50,136
2nd Quarter 2002             -     170      283     453            44.7%              47,062
Thereafter               1,123     212      765   2,100            11.2%             167,704
                         -----   -----    -----   -----           ------            --------
Total                    1,681     935    1,548   4,164            36.6%            $351,055
                         =====   =====    =====   =====           ======            ========

The Company's existing sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.

In 2000, the Company received approximately $19.5 million in aggregate net proceeds from the issuance of 9.125% Series C Cumulative Redeemable Preferred Units, and approximately $197.1 million in aggregate net proceeds from the issuance of unsecured notes. In 2001, the Company received approximately $246.2 million in aggregate net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from the issuance of the preferred units, and unsecured notes to fund the Company's activities, including paying down the Credit Facility, which funds development and acquisition activity.

In October 1999, the Board of Trustees authorized a share repurchase program. Pursuant to the plan, as amended, the Company may purchase up to $100 million of the Company's Common Shares, Convertible Debentures or Preferred Shares. Through July 31, 2001, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of July 31, 2001, the Company had the capacity pursuant to this shelf registration statement to issue $688.4 million in equity securities and the Operating Partnership had the capacity to issue $261.1 million in debt securities.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund development, acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three and six months ended June 30, 2001 and June 30, 2000 are as follows:

                                                              THREE MONTHS ENDED
                                                                (IN THOUSANDS)
                                                         ------------------------------
                                                         JUNE 30, 2001    JUNE 30, 2000
                                                         -------------    -------------
Income available to common shareholders                     $ 39,655        $ 37,581
Adjustments:
  Minority interest less preferred unit distributions          2,241           2,656
  Depreciation and amortization                               24,328          22,450
  Extraordinary item-loss on extinguishment of debt                -             228
  Gain on sale of property                                      (717)         (4,395)
                                                            ========        ========
Funds from operations                                       $ 65,507        $ 58,520
                                                            ========        ========

                                                               SIX MONTHS ENDED
                                                                (IN THOUSANDS)
                                                         ------------------------------
                                                         JUNE 30, 2001    JUNE 30, 2000
                                                         -------------    -------------
Income available to common shareholders                     $ 78,021        $ 71,700
Adjustments:
  Minority interest less preferred unit distributions          4,418           5,138
  Depreciation and amortization                               48,861          44,712
  Extraordinary item-loss on extinguishment of debt                -           2,103
  Gain on sale of property                                    (2,194)         (8,748)
                                                            ========        ========
Funds from operations                                       $129,106        $114,905
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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 2001 Annual Meeting of Shareholders of the Trust, held on May 16, 2001, the following matters were approved by the requisite vote of the shareholders, as follows:

         1. Management's nominees, Willard G. Rouse III, M. Leanne Lachman and J. Anthony Hayden, were elected to fill the three available positions as Class I trustees. Voting (expressed in number of shares) was as follows: Mr. Rouse: 44,729,048 for, 15,123,310 against or withheld and no abstentions or broker non-votes; Ms. Lachman: 59,288,756 for, 563,602 against or withheld and no abstentions or broker non-votes; and Mr. Hayden:
         59,286,884 for, 565,474 against or withheld and no abstentions or broker non-votes.

         2. The shareholders approved a proposal to amend the Liberty Property Trust Amended and Restated Share Incentive Plan, including an amendment to increase the number of shares available for awards thereunder by 3,426,256 shares to 9,926,256 shares. Voting (expressed in number of shares) was as follows:
         34,268,343 for, 19,289,301 against and 6,294,713 abstentions or broker non-votes.

         3. The shareholders approved a proposal to adopt the Liberty Property Trust Employee Stock Purchase Plan. Voting (expressed in number of shares) was as follows: 52,349,345 for, 1,236,942 against and 6,266,072 abstentions or broker non-votes.

         4. The shareholders approved the ratification of Ernst & Young LLP as the Trust's independent public accountants for 2001. Voting (expressed in number of shares) was as follows:
         59,640,774 for, 158,936 against and 52,648 abstentions or broker non-votes.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             None

         b.  Reports on Form 8-K

             None
                                   -26-

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      August 6, 2001
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   August 6, 2001
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      August 6, 2001
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   August 6, 2001
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President