Form 10-Q
period 2001-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2001-11-09
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


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

On November 2, 2001, 73,391,503 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
            FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at September 30, 2001 and December 31, 2000.         3

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended September
          30, 2001 and September 30, 2000.                           4

          Consolidated statements of operations of Liberty
          Property Trust for the nine months ended September 30,
          2001 and September 30, 2000.                               5

          Consolidated statements of cash flows of Liberty
          Property Trust for the nine months ended September 30,
          2001 and September 30, 2000.                               6

          Notes to consolidated financial statements for
          Liberty Property Trust.                                    7

          Consolidated balance sheets of Liberty Property
          Limited Partnership at September 30, 2001 and
          December 31, 2000.                                        11

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended September 30, 2001 and September 30, 2000.          12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 2001 and September 30, 2000.          13

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the nine months
          ended September 30, 2001 and September 30, 2000.          14

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                     15

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.                                                     25

Part II.  Other Information
---------------------------

Signatures                                                          27

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                  ------------------    -----------------
                                                     (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                          $  472,627          $  443,057
  Buildings and improvements                           2,898,836           2,759,420
  Less accumulated depreciation                         (388,979)           (334,415)
                                                      ----------          ----------
Operating real estate                                  2,982,484           2,868,062

  Development in progress                                218,280             208,486
  Land held for development                              163,755             137,402
                                                      ----------          ----------
Net real estate                                        3,364,519           3,213,950

Cash and cash equivalents                                  6,820               4,638
Accounts receivable                                       20,985              12,624
Deferred financing and leasing costs,
  net of accumulated amortization
  (2001, $59,340; 2000, $59,071)                          63,497              57,807
Prepaid expenses and other assets                        117,860             107,336
                                                      ----------          ----------
Total assets                                          $3,573,681          $3,396,355
                                                      ==========          ==========

LIABILITIES
Mortgage loans                                        $  348,450          $  362,025
Unsecured notes                                        1,345,000           1,095,000
Credit facility                                           90,000             176,000
Convertible debentures                                         -              70,871
Accounts payable                                          40,819              15,672
Accrued interest                                          18,869              29,478
Dividend payable                                          47,242              43,220
Other liabilities                                         79,617              84,515
                                                      ----------          ----------
Total liabilities                                      1,969,997           1,876,781

Minority interest                                        188,415             198,769

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value,
  5,000,000 shares authorized, issued and
  outstanding as of September 30, 2001 and
  December 31, 2000                                      120,814             120,814
Common shares of beneficial interest, $.001
  par value, 191,200,000 shares authorized,
  73,154,588 (includes 59,100 in treasury)
  and 68,272,079 (includes 59,100 in treasury)
  shares issued and outstanding as of September 30,
  2001 and December 31, 2000, respectively                    73                  68
Additional paid-in capital                             1,322,892           1,223,191
Unearned compensation                                     (1,229)             (1,690)
Distributions in excess of net income                    (25,954)            (20,251)
Common shares in treasury, at cost, 59,100 shares
  as of September 30, 2001 and December 31, 2000          (1,327)             (1,327)
                                                      ----------          ----------
Total shareholders' equity                             1,415,269           1,320,805
                                                      ----------          ----------
Total liabilities and shareholders' equity            $3,573,681          $3,396,355
                                                      ==========          ==========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE                  THREE
                                                  MONTHS ENDED            MONTHS ENDED
                                                SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                                ------------------     ------------------
REVENUE
Rental                                               $ 105,775             $  97,152
Operating expense reimbursement                         40,721                36,219
Interest and other                                       1,916                 1,523
                                                     ---------             ---------
Total revenue                                          148,412               134,894
                                                     ---------             ---------

EXPENSES
Rental property                                         27,809                24,541
Real estate taxes                                       15,270                12,946
Interest                                                27,697                27,518
General and administrative                               4,953                 4,736
Depreciation and amortization                           25,734                22,934
                                                     ---------             ---------
Total expenses                                         101,463                92,675
                                                     ---------             ---------
Income before property dispositions
  and minority interest                                 46,949                42,219

Gain on property dispositions                              140                 2,964
                                                     ---------             ---------
Income before minority interest                         47,089                45,183

Minority interest                                        4,775                 5,092
                                                     ---------             ---------
Net income                                              42,314                40,091

Preferred distributions                                  2,750                 2,750
                                                     ---------             ---------
Income available to common shareholders              $  39,564             $  37,341
                                                     =========             =========
Earnings per share:
  Income per common share - basic                    $    0.54             $    0.55
                                                     =========             =========
  Income per common share - diluted                  $    0.53             $    0.54
                                                     =========             =========
  Distributions declared per common share            $    0.59             $    0.57
                                                     =========             =========
  Weighted average number of common shares
    outstanding
      Basic                                             72,773                67,683
      Diluted                                           73,977                68,699
                                                     =========             =========


See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       NINE                     NINE
                                                   MONTHS ENDED              MONTHS ENDED
                                                SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                ------------------        ------------------
REVENUE
Rental                                               $ 313,120                $ 283,949
Operating expense reimbursement                        119,934                  106,827
Interest and other                                       4,618                    4,123
                                                     ---------                ---------
Total revenue                                          437,672                  394,899
                                                     ---------                ---------

EXPENSES
Rental property                                         82,530                   72,380
Real estate taxes                                       41,901                   37,922
Interest                                                83,592                   79,535
General and administrative                              16,167                   13,998
Depreciation and amortization                           75,482                   68,388
                                                     ---------                ---------
Total expenses                                         299,672                  272,223
                                                     ---------                ---------
Income before property dispositions
  extraordinary item and minority interest             138,000                  122,676

Gain on property dispositions                            2,334                   11,712
                                                     ---------                ---------
Income before extraordinary item and
  minority interest                                    140,334                  134,388

Extraordinary item-loss on extinquishment
  of debt                                                    -                    2,103
                                                     ---------                ---------
Income before minority interest                        140,334                  132,285

Minority interest                                       14,499                   14,994
                                                     ---------                ---------
Net income                                             125,835                  117,291

Preferred distributions                                  8,250                    8,250
                                                     ---------                ---------
Income available to common shareholders              $ 117,585                $ 109,041
                                                     =========                =========
Earnings per share
   Basic:
   Income before extraordinary item                  $    1.67                $    1.65
   Extraordinary item                                        -                    (0.03)
                                                     ---------                ---------
   Income available to common shareholders           $    1.67                $    1.62
                                                     =========                =========
   Diluted:
   Income before extraordinary item                  $    1.64                $    1.63
   Extraordinary item                                        -                    (0.03)
                                                     ---------                ---------
   Income available to common shareholders           $    1.64                $    1.60
                                                     =========                =========
   Distributions declared per common share           $    1.73                $    1.61
                                                     =========                =========
   Weighted average number of common shares
     Outstanding
     Basic                                              70,487                   67,253
     Diluted                                            73,360                   67,935
                                                     =========                =========

See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                            NINE                NINE
                                                        MONTHS ENDED         MONTHS ENDED
                                                     SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                     ------------------   ------------------
OPERATING ACTIVITIES
Net income                                               $  125,835          $ 117,291
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            75,482             68,388
    Amortization of deferred financing costs                  3,086              2,818
    Minority interest in net income                          14,499             14,994
    Gain on sale                                             (2,334)           (11,712)
    Noncash compensation                                      1,749              1,807
    Changes in operating assets and liabilities:
      Accounts receivable                                    (8,361)             6,529
      Prepaid expenses and other assets                     (11,971)           (23,147)
      Accounts payable                                       25,147             12,317
      Accrued interest                                      (10,609)            (2,090)
      Other liabilities                                      (4,898)              (190)
                                                         ----------          ---------
Net cash provided by operating activities                   207,625            187,005
                                                         ----------          ---------
INVESTING ACTIVITIES
    Investment in properties                                (59,264)           (82,968)
    Proceeds from disposition of properties                  77,298             63,604
    Investment in development in progress                  (187,116)          (120,110)
    Investment in land held for development                 (44,488)           (71,013)
    Increase in deferred leasing costs                      (17,495)           (12,518)
                                                         ----------          ---------
Net cash used in investing activities                      (231,065)          (223,005)
                                                         ----------          ---------
FINANCING ACTIVITIES
    Net proceeds from issuance of common shares              18,178             10,855
    Proceeds from issuance of preferred units                     -             19,470
    Retirement of convertible debentures                       (597)           (10,914)
    Proceeds from issuance of unsecured notes               250,000            200,000
    Repayments of unsecured notes                                 -            (90,000)
    Repayments of mortgage loans                            (13,903)            (7,520)
    Proceeds from credit facility                           253,200            450,000
    Repayments on credit facility                          (339,200)          (405,000)
    Decrease (increase) in deferred financing costs             279             (6,593)
    Distributions paid on common shares                    (119,022)          (104,755)
    Distributions paid on preferred shares                   (8,250)            (8,250)
    Distributions paid on units                             (15,063)           (14,969)
                                                         ----------          ---------
Net cash provided by financing activities                    25,622             32,324
                                                         ----------          ---------
Increase (decrease) in cash and cash equivalents              2,182             (3,676)

Cash and cash equivalents at beginning of period              4,638              9,064
                                                         ----------          ---------
Cash and cash equivalents at end of period               $    6,820          $   5,388
                                                         ==========          =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $   22,693          $  21,518
Acquisition of properties                                      (328)                 -
Assumption of mortgage loans                                    328                  -
Conversion of convertible debentures                         70,274              2,583
                                                         ==========          =========

See accompanying notes.

                         LIBERTY PROPERTY TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           SEPTEMBER 30, 2001

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

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2001 and 2000:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                             ENDED SEPTEMBER 30, 2001                 ENDED SEPTEMBER 30, 2000
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 42,314                                  $ 40,091
Less: Preferred
 distributions            2,750                                     2,750
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                39,564       72,773       $ 0.54          37,341        67,683      $ 0.55
                                                   ======                                    ======

Dilutive shares
 Long-term compen-
 sation plans                 -        1,181                            -         1,016
Convertible debentures        -           23                            -             -
                       --------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 39,564       73,977       $ 0.53        $ 37,341        68,699      $ 0.54
                       ========      =======       ======        ========       =======      ======

                                FOR THE NINE MONTHS                    FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30, 2001               ENDED SEPTEMBER 30, 2000
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $125,835                                  $117,291
Less: preferred
 distributions            8,250                                     8,250
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders               117,585       70,487       $ 1.67         109,041        67,253      $ 1.62
                                                   ======                                    ======

Dilutive shares
Long-term compen-
 sation plans                 -        1,083                            -           682
Convertible debentures    2,587        1,790                            -             -
                       --------      -------                     --------       -------

Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $120,172       73,360       $ 1.64        $109,041        67,935      $ 1.60
                       ========      =======       ======        ========       =======      ======

For the three and nine months ended September 30, 2000, diluted income per common share includes the weighted average common shares and the dilutive effect of long-term compensation plans, and excludes the effects of the conversion of the Exchangeable Subordinated Debentures due 2001 of the Operating Partnership (the "Convertible Debentures"), into common shares, as to do so would have been antidilutive. Diluted income per common share for the three and nine months ended September 30, 2001 includes the average weighted common shares, the dilutive effect of long-term compensation plans and the dilutive effect of the conversion of the Convertible Debentures into common shares.

NOTE 2 - ORGANIZATION
---------------------

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.9% of the common equity of the Operating Partnership at September 30, 2001. The Company provides leasing, property management, development, acquisition, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $ 43,771  $ 10,882  $ 14,725  $ 11,595  $ 11,687     $ 11,216    $ 15,693   $ 26,927   $146,496
Rental property
 expenses and
 real estate taxes        12,877     3,474     3,598     2,816     3,525        3,014       5,289      8,486     43,079
                        --------  --------  --------  --------  --------     --------    --------   --------   --------
Property-level net
 operating income         30,894     7,408    11,127     8,779     8,162        8,202      10,404     18,441    103,417

Other income/expenses, net                                                                                       56,468
                                                                                                               --------
Income before property dispositions and minority interest                                                        46,949

Gain on property dispositions                                                                                       140

Minority interest                                                                                                 4,775

Preferred distributions                                                                                           2,750
                                                                                                               --------
Income available to common shareholders                                                                        $ 39,564
                                                                                                               ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $ 37,563  $ 10,628  $ 12,918  $ 10,662  $ 10,780     $ 10,496    $ 14,477   $ 25,847   $133,371
Rental property
 expenses and
 real estate taxes        10,331     3,355     2,666     2,325     2,888        2,562       4,909      8,451     37,487
                        --------  --------  --------  --------  --------     --------    --------   --------   --------
Property-level net
 operating income         27,232     7,273    10,252     8,337     7,892        7,934       9,568     17,396     95,884

Other income/expenses, net                                                                                       53,665
                                                                                                               --------
Income before property dispositions and minority interest                                                        42,219

Gain on property dispositions                                                                                     2,964

Minority interest                                                                                                 5,092

Preferred distributions                                                                                           2,750
                                                                                                               --------
Income available to common shareholders                                                                        $ 37,341
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $128,788  $ 33,567  $ 43,133  $ 33,541  $ 33,798     $ 34,100    $ 44,667  $  81,460   $433,054
Rental property
 expenses and
 real estate taxes        37,606    10,265    10,793     7,992     9,429        8,963      13,976     25,407    124,431
                        --------  --------  --------  --------  --------     --------    --------  ---------   --------
Property-level net
 operating income         91,182    23,302    32,340    25,549    24,369       25,137      30,691     56,053    308,623

Other income/expenses, net                                                                                      170,623
                                                                                                               --------
Income before property dispositions, extraordinary item and minority interest                                   138,000

Gain on property dispositions                                                                                     2,334

Extraordinary item-loss on extinguishment of debt                                                                     -

Minority interest                                                                                                14,499

Preferred distributions                                                                                           8,250
                                                                                                               --------
Income available to common shareholders                                                                        $117,585
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others   Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $108,623  $ 31,510  $ 37,560  $ 32,457  $ 30,504     $ 31,332    $ 42,511   $ 76,279   $390,776
Rental property
 expenses and
 real estate taxes        30,539     9,841     8,386     7,172     8,430        7,474      14,532     23,928    110,302
                        --------  --------  --------  --------  --------     --------    --------   --------   --------
Property-level net
 operating income         78,084    21,669    29,174    25,285    22,074       23,858      27,979     52,351    280,474

Other income/expenses, net                                                                                      157,798
                                                                                                               --------
Income before property dispositions, extraordinary item and minority interest                                   122,676

Gain on property dispositions                                                                                    11,712

Extraordinary item-loss on extinguishment of debt                                                                 2,103

Minority interest                                                                                                14,994

Preferred distributions                                                                                           8,250
                                                                                                               --------
Income available to common shareholders                                                                        $109,041
                                                                                                               ========

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                     SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                     ------------------   -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  472,627          $  443,057
  Buildings and improvements                             2,898,836           2,759,420
  Less accumulated depreciation                           (388,979)           (334,415)
                                                        ----------          ----------
Operating real estate                                    2,982,484           2,868,062

  Development in progress                                  218,280             208,486
  Land held for development                                163,755             137,402
                                                        ----------          ----------
Net real estate                                          3,364,519           3,213,950

Cash and cash equivalents                                    6,820               4,638
Accounts receivable                                         20,985              12,624
Deferred financing and leasing costs,
  net of accumulated amortization
  (2001, $59,340; 2000, $59,071)                            63,497              57,807
Prepaid expenses and other assets                          117,860             107,336
                                                        ----------          ----------
Total assets                                            $3,573,681          $3,396,355
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  348,450          $  362,025
Unsecured notes                                          1,345,000           1,095,000
Credit facility                                             90,000             176,000
Convertible debentures                                           -              70,871
Accounts payable                                            40,819              15,672
Accrued interest                                            18,869              29,478
Distributions payable                                       47,242              43,220
Other liabilities                                           79,617              84,515
                                                        ----------          ----------
Total liabilities                                        1,969,997           1,876,781

OWNERS' EQUITY
General partner's equity - preferred units                 120,814             120,814
                         - common units                  1,294,455           1,199,991
Limited partners' equity - preferred units                 112,516             112,516
                         - common units                     75,899              86,253
                                                        ----------          ----------
Total owners' equity                                     1,603,684           1,519,574
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,573,681          $3,396,355
                                                        ==========          ==========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (UNAUDITED AND IN THOUSANDS)

                                                      THREE                THREE
                                                   MONTHS ENDED         MONTHS ENDED
                                                SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                ------------------   ------------------
REVENUE
Rental                                                $ 105,775             $  97,152
Operating expense reimbursement                          40,721                36,219
Interest and other                                        1,916                 1,523
                                                      ---------             ---------
Total revenue                                           148,412               134,894
                                                      ---------             ---------

EXPENSES
Rental property                                          27,809                24,541
Real estate taxes                                        15,270                12,946
Interest                                                 27,697                27,518
General and administrative                                4,953                 4,736
Depreciation and amortization                            25,734                22,934
                                                      ---------             ---------
Total expenses                                          101,463                92,675
                                                      ---------             ---------
Income before property dispositions                      46,949                42,219

Gain on property dispositions                               140                 2,964
                                                      ---------             ---------
Net income                                            $  47,089             $  45,183
                                                      =========             =========

Net income allocated to general partner               $  42,314             $  40,091
                                                      =========             =========
Net income allocated to limited partners              $   4,775             $   5,092
                                                      =========             =========

See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                           NINE                 NINE
                                                       MONTHS ENDED         MONTHS ENDED
                                                    SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                    ------------------   ------------------
REVENUE
Rental                                                   $ 313,120            $ 283,949
Operating expense reimbursement                            119,934              106,827
Interest and other                                           4,618                4,123
                                                         ---------            ---------
Total revenue                                              437,672              394,899
                                                         ---------            ---------

EXPENSES
Rental property                                             82,530               72,380
Real estate taxes                                           41,901               37,922
Interest                                                    83,592               79,535
General and administrative                                  16,167               13,998
Depreciation and amortization                               75,482               68,388
                                                         ---------            ---------
Total expenses                                             299,672              272,223
                                                         ---------            ---------
Income before property dispositions
  and extraordinary item                                   138,000              122,676

Gain on property dispositions                                2,334               11,712
                                                         ---------            ---------
Income before extraordinary item                           140,334              134,388

Extraordinary item-loss on extinguishment of debt                -                2,103
                                                         ---------            ---------
Net income                                               $ 140,334            $ 132,285
                                                         =========            =========

Net income allocated to general partner                  $ 125,835            $ 117,291
                                                         =========            =========
Net income allocated to limited partners                 $  14,499            $  14,994
                                                         =========            =========



See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                            NINE                 NINE
                                                        MONTHS ENDED         MONTHS ENDED
                                                     SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                     ------------------   ------------------
OPERATING ACTIVITIES
Net income                                                $  140,334           $ 132,285
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                             75,482              68,388
    Amortization of deferred financing costs                   3,086               2,818
    Gain on sale                                              (2,334)            (11,712)
    Noncash compensation                                       1,749               1,807
    Changes in operating assets and liabilities:
      Accounts receivable                                     (8,361)              6,529
      Prepaid expenses and other assets                      (11,971)            (23,147)
      Accounts payable                                        25,147              12,317
      Accrued interest                                       (10,609)             (2,090)
      Other liabilities                                       (4,898)               (190)
                                                          ----------           ---------
Net cash provided by operating activities                    207,625             187,005
                                                          ----------           ---------
INVESTING ACTIVITIES
    Investment in properties                                 (59,264)            (82,968)
    Proceeds from disposition of properties                   77,298              63,604
    Investment in development in progress                   (187,116)           (120,110)
    Investment in land held for development                  (44,488)            (71,013)
    Increase in deferred leasing costs                       (17,495)            (12,518)
                                                          ----------           ---------
Net cash used in investing activities                       (231,065)           (223,005)
                                                          ----------           ---------
FINANCING ACTIVITIES
    Retirement of convertible debentures                        (597)            (10,914)
    Proceeds from issuance of unsecured notes                250,000             200,000
    Repayments of unsecured notes                                  -             (90,000)
    Repayments of mortgage loans                             (13,903)             (7,520)
    Proceeds from credit facility                            253,200             450,000
    Repayments on credit facility                           (339,200)           (405,000)
    Decrease (increase) in deferred financing costs              279              (6,593)
    Capital contributions                                     18,178              30,325
    Distributions to partners                               (142,335)           (127,974)
                                                          ----------           ---------
Net cash provided by financing activities                     25,622              32,324
                                                          ----------           ---------
Increase (decrease) in cash and cash equivalent                2,182              (3,676)

Cash and cash equivalents at beginning of period               4,638               9,064
                                                          ----------           ---------
Cash and cash equivalents at end of period                $    6,820           $   5,388
                                                          ==========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                          $   22,693           $  21,518
Acquisition of properties                                       (328)                  -
Assumption of mortgage loans                                     328                   -
Conversion of convertible debentures                          70,274               2,583
                                                          ==========           =========


See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2001

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.9% of the common equity of the Operating Partnership at September 30, 2001. The Company provides leasing, property management, acquisition, development, construction management and design management for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $ 43,771  $ 10,882  $ 14,725  $ 11,595  $ 11,687     $ 11,216    $ 15,693  $  26,927   $146,496
Rental property
 expenses and
 real estate taxes        12,877     3,474     3,598     2,816     3,525        3,014       5,289      8,486     43,079
                        --------  --------  --------  --------  --------     --------    --------  ---------   --------
Property-level net
 operating income         30,894     7,408    11,127     8,779     8,162        8,202      10,404     18,441    103,417

Other income/expenses, net                                                                                       56,468
                                                                                                               --------
Income before property dispositions                                                                              46,949

Gain on property dispositions                                                                                       140
                                                                                                               --------
Net income                                                                                                     $ 47,089
                                                                                                               ========
Net income allocated to general partner                                                                        $ 42,314
                                                                                                               ========
Net income allocated to limited partners                                                                       $  4,775
                                                                                                               ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $ 37,563  $ 10,628  $ 12,918  $ 10,662  $ 10,780     $ 10,496    $ 14,477   $ 25,847   $133,371
Rental property
 expenses and real
 estate taxes             10,331     3,355     2,666     2,325     2,888        2,562       4,909      8,451     37,487
                        --------  --------  --------  --------  --------     --------    --------   --------   --------
Property-level net
 operating income         27,232     7,273    10,252     8,337     7,892        7,934       9,568     17,396     95,884

Other income/expenses, net                                                                                       53,665
                                                                                                               --------
Income before property dispositions                                                                              42,219

Gain on property dispositions                                                                                     2,964
                                                                                                               --------
Net income                                                                                                     $ 45,183
                                                                                                               ========
Net income allocated to general partner                                                                        $ 40,091
                                                                                                               ========
Net income allocated to limited partners                                                                       $  5,092
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $128,788  $ 33,567  $ 43,133  $ 33,541  $ 33,798     $ 34,100    $ 44,667   $ 81,460   $433,054
Rental property
 expenses and
 real estate taxes        37,606    10,265    10,793     7,992     9,429        8,963      13,976     25,407    124,431
                        --------  --------  --------  --------  --------     --------    --------   --------   --------
Property-level net
 operating income         91,182    23,302    32,340    25,549    24,369       25,137      30,691     56,053    308,623

Other income/expenses, net                                                                                      170,623
                                                                                                               --------
Income before property dispositions and extraordinary item                                                      138,000

Gain on property dispositions                                                                                     2,334

Extraordinary item-loss on extinguishment of debt                                                                     -
                                                                                                               --------
Net income                                                                                                     $140,334
                                                                                                               ========
Net income allocated to general partner                                                                        $125,835
                                                                                                               ========
Net income allocated to limited partners                                                                       $ 14,499
                                                                                                               ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------

                           SE        New     Lehigh                The
                        Pennsyl.   Jersey    Valley   Virginia  Carolinas  Jacksonville  Michigan  All Others    Total
                        --------  --------  --------  --------  ---------  ------------  --------  ----------  --------
Real estate
 related revenues       $108,623  $ 31,510  $ 37,560  $ 32,457  $ 30,504     $ 31,332    $ 42,511   $ 76,279   $390,776
Rental property
 expenses and
 real estate taxes        30,539     9,841     8,386     7,172     8,430        7,474      14,532     23,928    110,302
                        --------  --------  --------  --------  --------     --------    --------   --------   --------
Property-level net
 operating income         78,084    21,669    29,174    25,285    22,074       23,858      27,979     52,351    280,474

Other income/expenses, net                                                                                      157,798
                                                                                                               --------
Income before property dispositions and extraordinary item                                                      122,676

Gain on property dispositions                                                                                    11,712

Extraordinary item-loss on extinguishment of debt                                                                 2,103
                                                                                                               --------
Net income                                                                                                     $132,285
                                                                                                               ========
Net income allocated to general partner                                                                        $117,291
                                                                                                               ========
Net income allocated to limited partners                                                                       $ 14,994
                                                                                                               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

OVERVIEW

The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Company and notes thereto contained in this Form 10-Q. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in Section 21E of the Exchange Act. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements. These risks, uncertainties and other factors include, without limitation, uncertainties affecting future economic conditions and the real estate businesses generally (such as entry into new leases, renewals of leases, tenant defaults, dependence on tenants' business operations and the cost to complete and lease-up pending developments), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities and risks relating to leverage and debt service. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

The Company's operating results depend primarily upon income from rental operations. This income is substantially influenced by rental demand for the properties in operation and properties under development. In addition, the Company's continued growth is dependent upon its ability to maintain property occupancy rates and increase rental rates on the properties in operation. The general slowdown in the economy may have a negative effect on occupancy and rental rates. To the extent the slowdown negatively affects office occupancy disproportionately to the industrial occupancy, the negative effect on growth will be greater due to the higher rental rates for office properties.

The composition of the Company's properties in operation as of September 30, 2001 and 2000 is as follows (in thousands):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                ----------------     ----------------     ----------------
                                    SEPT. 30,            SEPT. 30,            SEPT. 30,
TYPE                             2001     2000         2001     2000        2001     2000
-------------------------       -------  -------     -------  -------     -------  -------
Industrial - Distribution        21,409   20,164       42.8%    41.7%       97.4%    96.3%
Industrial - Flex                12,433   12,886       24.9%    26.7%       94.1%    94.3%
Office                           16,134   15,289       32.3%    31.6%       92.1%    95.1%
                                -------  -------     -------  -------     -------  -------
Total                            49,976   48,339      100.0%   100.0%       94.8%    95.4%
                                =======  =======     =======  =======     =======  =======

                                   -18-

Geographic segment data for the three and nine months ended September 30, 2001 and 2000 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2001 (unaudited) with the results of operations of the Company for the three and nine months ended September 30, 2000 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2001 and 2000, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $148.4 million from $134.9 million for the three months ended September 30, 2001 compared to the same period in 2000, and increased to $437.7 million from $394.9 million for the nine months ended September 30, 2001 compared to the same period in 2000. These increases are primarily due to the increased net investment in properties developed, acquired, or disposed of during the respective periods.

The following is a summary of the Company's acquisition, development and disposition activity for the three and nine months ended September 30, 2001 and 2000:

                                               2001                                  2000
                                   -----------------------------         -----------------------------
                                   NO. OF   TOTAL INVESTMENT (1)         NO. OF   TOTAL INVESTMENT (1)
                                   BLDGS.       OR PROCEEDS              BLDGS.       OR PROCEEDS
                                   ------   --------------------         ------   --------------------
                                               (in millions)                         (in millions)
Properties owned as of:
Beginning January 1,                652                                    634
  Acquisitions                        3           $ 23.8                     9          $ 55.4
  Completed developments             13            147.2                    12           108.6
  Dispositions                      (28)           (65.8)                   (6)          (40.7)
                                   ----                                   ----
June 30,                            640                                    649
  Acquisitions                        1           $ 13.1                     3          $ 21.2
  Completed developments              7             48.7                     6            40.5
  Dispositions                       (1)            (3.3)                   (7)          (13.3)
                                   ----                                   ----
Ending September 30,                647                                    651
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

Rental property and real estate tax expenses increased to $43.1 million from $37.5 million for the three months ended September 30, 2001 compared to the same period in 2000, and to $124.4 million from $110.3 million for the nine months ended September 30, 2001 compared to the same period in 2000. These increases are due to the increase in the total investment in properties owned during the respective periods.

Property-level net operating income for the "Same Store" properties (properties owned as of January 1, 2000) increased to $86.6 million for the three months ended September 30, 2001 from $86.4 million for the three months ended September 30, 2000, on a straight line basis, (which recognizes rental revenue evenly over the life of the lease), and increased to $85.2 million for the three months ended September 30, 2001 from $84.3 million for the three months ended September 30, 2000, on a cash basis. These increases of 0.3% and 1.0%, respectively, are due to increases in rental rates for the properties, partially offset by a decrease in occupancy, primarily in the office portion of the portfolio.

Property-level net operating income for the Same Store properties increased to $263.7 million for the nine months ended September 30, 2001 from $256.1 million for the nine months ended September 30, 2000, on a straight line basis and increased to $258.6 million for the nine months ended September 30, 2001 from $249.8 million for the nine months ended September 30, 2000, on a cash basis. These increases of 2.9% and 3.5%, respectively, are due to increases in rental rates for the properties, partially offset by a decrease in occupancy, primarily in the office portion of the portfolio.

Set forth below is a schedule comparing the property-level net operating income for the Same Store properties for the three and nine months ended September 30, 2001 and 2000 (in thousands).

                                    STRAIGHT LINE BASIS          CASH BASIS
                                   ---------------------    ---------------------
                                       QUARTER ENDED            QUARTER ENDED
                                   ---------------------    ---------------------
                                    SEPT.30,    SEPT.30,     SEPT.30,    SEPT.30,
                                      2001        2000         2001        2000
                                   ---------   ---------    ---------   ---------
Rental Revenue                      $ 88,560    $ 87,285     $ 87,121    $ 85,246
                                    --------    --------     --------    --------
Operating expenses:
  Rental property expense             24,064      22,645       24,064      22,645
  Real estate taxes                   13,254      11,682       13,254      11,682
  Operating expense recovery         (35,364)    (33,420)     (35,364)    (33,420)
                                    --------    --------     --------    --------
Unrecovered operating expenses         1,954         907        1,954         907
                                    --------    --------     --------    --------
Property-level net operating income $ 86,606    $ 86,378     $ 85,167    $ 84,339
                                    ========    ========     ========    ========

                                     STRAIGHT LINE BASIS          CASH BASIS
                                    ---------------------    ---------------------
                                      NINE MONTHS ENDED        NINE MONTHS ENDED
                                    ---------------------    ---------------------
                                     SEPT.30,    SEPT.30,     SEPT.30,    SEPT.30,
                                       2001        2000         2001        2000
                                    ---------   ---------    ---------   ---------
Rental Revenue                      $ 267,041   $ 258,858    $ 261,988   $ 252,542
                                    ---------   ---------    ---------   ---------
Operating expenses:
  Rental property expense              72,730      67,872       72,730      67,872
  Real estate taxes                    36,391      34,371       36,391      34,371
  Operating expense recovery         (105,777)    (99,534)    (105,777)    (99,534)
                                    ---------   ---------    ---------   ---------
Unrecovered operating expenses          3,344       2,709        3,344       2,709
                                    ---------   ---------    ---------   ---------
Property-level net operating income $ 263,697   $ 256,149    $ 258,644   $ 249,833
                                    =========   =========    =========   =========

General and administrative expenses increased to $5.0 million for the three months ended September 30, 2001 from $4.7 million compared to the same period in 2000 and to $16.2 million from $14.0 million for the nine months ended September 30, 2001 compared to the same period in 2000. These increases are primarily due to the funding of initiatives which the Company undertook relating to training, internal assurance, property management, and marketing.

Depreciation and amortization expense increased to $25.7 million from $22.9 million for the three months ended September 30, 2001 compared to the same period in 2000 and to $75.5 million from $68.4 million for the nine months ended September 30, 2001 compared to the same period in 2000. These increases are primarily due to an increase in the investment in properties owned during the respective periods.

Interest expense increased to $27.7 million from $27.5 million for the three months ended September 30, 2001 compared to the same period in 2000, and to $83.6 million from $79.5 million for the nine months ended September 30, 2001 compared to the same period in 2000. These increases are due to an increase in the average debt outstanding for the respective periods, which was $1,768.6 million for the three months ended September 30, 2001 compared to $1,594.4 million for the same period in 2000 and $1,746.6 million for the nine months ended September 30, 2001 compared to $1,561.3 million for the same period in 2000. The affect of the increase in the average debt outstanding was partially offset by a decrease in interest rates. The weighted average interest rates for the respective periods have decreased from 7.63% for the three months ended September 30, 2000 to 7.41% for the three months ended September 30, 2001, and from 7.55% for the nine months ended September 30, 2000 to 7.51% for the nine months ended September 30, 2001.

In the third quarter of 2001, the Company realized a gain on sale of $140,000, due to the sale of one property and two parcels of land for $3.7 million. During the nine months ended September 30, 2001, the Company realized a gain on sale of $2.3 million, due to the sale of 29 operating properties, one development property and six parcels of land for $80.5 million. In the third quarter of 2000, the Company realized a gain on sale of $3.0 million, due to the sale of seven properties and three parcels of land for $16.4 million, and during the nine months ended September 30, 2000, the Company realized a gain on sale of $11.7 million, due to the sale of 13 properties and six parcels of land for $68.7 million.

During the nine months ended September 30, 2000, the Company repurchased $10.9 million principal amount of the Convertible Debentures, resulting in the recognition of an extraordinary loss totaling $2.1 million. These losses represent the redemption premiums and the write-off of related deferred financing costs. There were no extraordinary items in the nine months ended September 30, 2001.

As a result of the foregoing, the Company's income before minority interest increased to $47.1 million for the three months ended
September 30, 2001 from $45.2 million for the three months ended September 30, 2000, and to $140.3 million for the nine months ended September 30, 2001 from $132.3 million for the nine months ended September 30, 2000. In addition, net income increased to $42.3 million for the three months ended September 30, 2001 from $40.1 million for the three months ended September 30, 2000 and to $125.8 million for the nine months ended September 30, 2001 from $117.3 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and cash equivalents of $6.8 million.

Net cash flow provided by operating activities increased to $207.6 million for the nine months ended September 30, 2001 from $187.0 million for the nine months ended September 30, 2000. This $20.6 million increase was primarily due the increase in net income and to the fluctuations in prepaid expenses and accounts payable during the respective periods.

Net cash used in investing activities increased to $231.1 million for the nine months ended September 30, 2001 from $223.0 million for the nine months ended September 30, 2000. This increase primarily resulted from an increase in development in progress in 2001.

Cash flows from financing activities decreased by $6.7 million for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. This decrease is primarily due to the funding of investing activities with the increased funds provided by operations.

The Company believes that its undistributed cash flow from operations is adequate to fund its short-term liquidity requirements.

The Company funds its acquisitions and completed developments with long-term capital sources. During the nine months ended September 30, 2001, these activities were funded through a $450 million unsecured line of credit (the "Credit Facility").

The interest rate on borrowings under the Credit Facility fluctuates based upon the Company's leverage levels or ratings from Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's") and Fitch, Inc. ("Fitch"). Moody's and Standard & Poor's currently assign senior debt ratings to the Company of Baa2 and BBB, respectively. On July 18, 2001, Fitch initiated coverage on the Company with a BBB senior debt rating. At these ratings the interest rate for borrowings under the Credit Facility on September 30, 2001 is 4.5%.

As of September 30, 2001, $348.5 million in mortgage loans and $1,345.0 million in unsecured notes were outstanding. The interest rates on $1,687.5 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. The interest rate on a $6.0 million mortgage loan floats with a municipal bond index. The weighted average remaining term for the mortgage loans and the unsecured notes is 7.1 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of September 30, 2001 are as follows (in thousands):

                     MORTGAGES                                             WEIGHTED
            --------------------------    UNSECURED                        AVERAGE
            AMORTIZATION    MATURITIES      NOTES           TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2001         $  2,425        $  15,406    $        -      $   17,831           6.9%
2002            8,115                -       100,000         108,115           6.7%
2003            8,092           26,606        50,000          84,698           7.3%
2004            8,167           16,340       100,000         124,507           6.9%
2005            7,090          115,039             -         122,129           7.6%
2006            5,001           30,078       100,000         135,079           7.2%
2007            4,543                -       100,000         104,543           7.3%
2008            4,238           29,268             -          33,506           7.2%
2009            2,146           42,051       270,000         314,197           7.8%
2010            1,348                -       200,000         201,348           8.5%
2011            1,098            3,533       250,000         254,631           7.3%
2012              192           17,674             -          17,866           7.7%
2013                -                -        75,000 (1)      75,000           6.4%
2018                -                -       100,000         100,000           7.5%
             --------        ---------    ----------      ----------         ------
             $ 52,455        $ 295,995    $1,345,000      $1,693,450           7.4%
             ========        =========    ==========      ==========         ======

(1)  Callable in 2003.

GENERAL

The Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. In addition, the Company has continued to focus on improving the performance of the Same Store portfolio by achieving and maintaining high occupancy levels and maximizing rental rates.

The expiring square feet and annual base rent by year for the properties in operation as of September 30, 2001 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2001              647    $  2,830       597    $  4,350       583    $  7,233     1,827    $ 14,413
2002            3,604      15,116     1,935      15,594     1,748      22,261     7,287      52,971
2003            1,866       8,686     2,423      21,456     1,625      22,326     5,914      52,468
2004            2,072      10,607     1,877      17,127     1,591      24,892     5,540      52,626
2005            2,708      13,979     1,366      12,616     3,017      44,577     7,091      71,172
2006            2,576      11,857     1,439      16,005     1,176      17,996     5,191      45,858
Thereafter      7,377      42,127     2,061      22,060     5,111      87,240    14,549     151,427
               ------    --------    ------    --------    ------    --------    ------    --------
Total          20,850    $105,202    11,698    $109,208    14,851    $226,525    47,399    $440,935
               ======    ========    ======    ========    ======    ========    ======    ========

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 3.7 million square feet of properties under development as of September 30, 2001 are as follows (in thousands):

                                  SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT PRE-LEASED
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    SEPTEMBER 30, 2001    TOTAL INVESTMENT
----------------        ------  ------  -------  ------    ------------------    ----------------
4th Quarter 2001           304      93      144     541            87.8%            $ 41,228
1st Quarter 2002             -     394      166     560            44.9%              57,480
2nd Quarter 2002             -     170      233     403            45.2%              41,971
3rd Quarter 2002           300     339      216     855             7.8%              64,010
Thereafter                 823      42      515   1,380            11.8%             119,730
                         -----   -----    -----   -----           ------            --------
Total                    1,427   1,038    1,274   3,739            30.4%            $324,419
                         =====   =====    =====   =====           ======            ========

The Company's sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.

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

In October 1999, the Board of Trustees authorized a share repurchase program. Pursuant to the plan, as amended, the Company may purchase up to $100 million of the Company's common shares, Convertible Debentures or preferred shares. Through November 2, 2001, the Company purchased 59,100 common shares and purchased Convertible Debentures exchangeable into 877,950 common shares. The total cost for the purchase of the common shares and Convertible Debentures was approximately $21.9 million.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission. As of November 2, 2001, the Company had the capacity pursuant to this shelf registration statement to issue $688.4 million in equity securities and the Operating Partnership had the capacity to issue $261.1 million in debt securities.

In October 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144 supercedes FAS 121 and certain provisions of APB Opinion 30 with regards to reporting the effects of a disposal of a segment. The Company will adopt FAS 144 effective January 1, 2002 and does not expect the adoption of this new pronouncement to have a material affect on the financial position or results of operations of the Company.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund development, acquisitions and capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three and nine months ended September 30, 2001 and September 30, 2000 are as follows:

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                       (IN THOUSANDS)              (IN THOUSANDS)
                                    --------------------       ---------------------
                                    SEPT. 30,   SEPT. 30,      SEPT. 30,   SEPT. 30,
                                       2001        2000           2001        2000
                                    ---------   ---------      ---------   ---------
Income available to
 common shareholders                $ 39,564    $ 37,341       $117,585    $109,041
Adjustments:
  Minority interest less
    preferred unit distributions       2,122       2,439          6,540       7,577
  Depreciation and amortization       25,264      22,598         74,125      67,310
  Extraordinary item-loss on
    extinguishment of debt                 -           -              -       2,103
  Gain on sale of property              (140)     (2,964)        (2,334)    (11,712)
                                    ========    ========       ========    ========
Funds from operations               $ 66,810    $ 59,414       $195,916    $174,319
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2000.
                                   -25-

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


/s/ WILLARD G. ROUSE III                      November 9, 2001
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   November 9, 2001
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      November 9, 2001
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees,
President and Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   November 9, 2001
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President