Form 10-K
period 2001-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2002-03-19
CIK 921112, 921113

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
$0.001 par value
(Liberty Property Trust)                         New York Stock Exchange
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 1, 2002, the aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the "Common Shares"), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was approximately $2.2 billion, based upon the closing price of $30.49 on the New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an "affiliate" for purposes of the federal securities laws.

Number of Common Shares outstanding as of March 1, 2002: 74,120,405


                   Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2002 are incorporated by reference into Part III of this Form 10-K.

                                  INDEX

                                                                  PAGE
PART I
Item 1.  Business...............................................     5
Item 2.  Properties.............................................    17
Item 3.  Legal Proceedings......................................    20
Item 4.  Submission of Matters to a Vote of Security Holders....    20

PART II
Item 5.  Market for the Registrants' Common Equity and Related
         Shareholders' Matters..................................    20
Item 6.  Selected Financial Data................................    22
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    24
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk...................................................    33
Item 8.  Financial Statements and Supplementary Data............    34
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................   133

PART III
Item 10. Directors and Executive Officers of the Registrants....   133
Item 11. Executive Compensation.................................   133
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................   133
Item 13. Certain Relationships and Related Transactions.........   133

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................   133

SIGNATURES......................................................   140

---------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined below) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although Liberty Property Trust and Liberty Property Limited Partnership (together, the "Company") believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for
the Company's securities.   See "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Forward-Looking
Statements."

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

The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the "Predecessor") which was founded in 1972. As of December 31, 2001, the Company's portfolio consisted of 645 industrial and office properties (the "Properties in Operation") totaling approximately 49.8 million square feet. In addition, the Company had 43 properties under development (the "Properties Under Development" and, together with the Properties in Operation, the "Properties"), and owned 1,071 acres of land, all zoned for commercial use.

The Company provides leasing, property management, development, acquisition and other tenant-related services for the Properties in Operation. The Company's industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company's office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Company's Properties are located in prime business locations within established business communities offering excellent access to interstate highway systems.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.9% of the common equity of the Operating Partnership at December 31, 2001. The common units of limited partnership interest in the Operating Partnership (the "Common Units") are exchangeable on a one-for-one basis (subject to antidilution protections) for the Trust's Common Shares of Beneficial Interest, $0.001 par value per share (the "Common Shares"). The only limited partners of the Operating Partnership who hold Common Units other than the Trust are persons or entities that contributed assets to the Operating Partnership and received Common Units in exchange therefor. The Common Units held by the limited partners other than the Trust were exchangeable for approximately 3.9 million Common Shares on December 31, 2001. The Company has issued Series B and Series C Cumulative Redeemable Preferred Units of the Operating Partnership (the "Preferred Units"). The Preferred Units are exchangeable on a one-for-one basis after a stated date into Cumulative Redeemable Preferred Shares. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust's financial statements as minority interest.

The Company's executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700.

MANAGEMENT AND EMPLOYEES

The Company's 355 employees (as of March 1, 2002) are under the direction of 15 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 14 years. The Company and the Predecessor have developed and managed commercial real estate for the past 29 years. The Company's in-house leasing, marketing and property management staff operates in full-service local offices in markets where it has a significant presence. This structure enables the Company to better understand the particular characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local development and acquisition opportunities. As of December 31, 2001, the Company's principal markets were as follows:
Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom.

BUSINESS OBJECTIVE AND STRATEGIES FOR GROWTH

The Company's business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate serving customers through the ownership, management, development, and acquisition, of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, access to capital, and the ability to attract and retain personnel. The Company believes that it can achieve these goals through a combination of internal and external growth, while maintaining a conservative balance sheet and pursuing a strategy of financial flexibility.

PRODUCTS
The Company strives to be a recognized quality provider of five products (industrial, including big box warehouse, multi-tenant industrial, flex/R&D, and office, including single-story office and multi-story office). In delivering these products the Company also strives to be a leading provider of customer service, providing an exceptional and positive customer experience.

MARKET
The Company operates primarily in suburban markets east of the Mississippi. The Company's goal is to operate in each of its markets with a sufficient level of square feet of office and industrial product, with a demonstrated ability in each market to grow beyond the size of its initial entry into that market. The product mix of office and industrial properties in each market is designed to be appropriately balanced. The Company seeks to have a presence that allows it to be viewed as a significant participant in each market. The Company's efforts are primarily focused on suburban markets and emphasize business park development and asset aggregation. When the Company's marketing efforts identify opportunities, the Company will, in appropriate instances, pursue urban opportunities.

The Company conducts research in order to support evaluation of markets and market conditions.

ORGANIZATIONAL PLAN
The Company seeks to maintain a management organization which facilitates efficient execution of the Company's strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly regarded real estate company through recruiting, training, and retaining capable people. The structure is designed to support a local office entrepreneurial platform operating within a value-added corporate structure.

The Company employs proven information technology to enhance the delivery of the Company's services.

INTERNAL GROWTH STRATEGIES

The Company seeks to maximize the profitability of the Properties by maintaining high occupancy rates, increasing rental rates, controlling costs, and focusing on customer service efforts.

MAINTAIN HIGH OCCUPANCIES
The Company believes that the quality and diversity of its tenant base and its strategy of operating in multiple markets has contributed, and will continue to contribute, to its success in maintaining high occupancy levels. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of its tenants to meet their lease obligations.

INCREASE RENTAL RATES
The Company seeks to generate increased cash flow from the Properties in Operation through annual contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 2001 provide for contractual rental increases that are expected to contribute an additional $5.5 million to the Company's cash flow for the year ending December 31, 2002. The Company intends to continue to negotiate annual contractual rental rate increases.

In addition, the Company generally has been experiencing increases in rental rates in replacement and renewal leases.

COST CONTROLS
The Company seeks to identify best practices across operating units in order to enhance cost savings and other efficiencies. Many functions are performed in-house rather than by engaging outside third parties. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce the operating costs of the Properties and maintain long-term values.

CUSTOMER SERVICE INITIATIVES
The Company seeks to achieve high tenant retention through a comprehensive customer service program. In delivering its property management services the Company seeks to be a leading provider of customer service, providing an exceptional and positive customer experience. In attempting to accomplish this goal, the Company seeks to:

     - enhance performance of the property management team by providing a base line of best practices and service standards;

     - focus on customer satisfaction by defining a "service level commitment" and implementing a process for receiving and acting on feedback from customers;

     - work closely with vendors to ensure that they understand and support the Company's commitment to our customers; and

- provide appropriate training to employees in order to enhance their ability to deliver exceptional customer service.

EXTERNAL GROWTH STRATEGIES

The Company seeks to maximize long-term profitability for its shareholders through development, acquisition and disposition of properties.

DEVELOPMENT
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. The Company and its Predecessor have developed over 40 million square feet of commercial real estate during the past 29 years. The Company's development activities fall into two categories: build-to-suit projects and projects built for inventory. The Company develops build-to-suit projects for existing and new tenants. These projects are substantially pre-leased to one or more tenants prior to construction. The Company also builds properties for inventory, typically in high-occupancy markets in which the Company has identified sufficient demand at market rental rates to justify such construction.

During the year ended December 31, 2001, the Company completed 13 build-to-suit projects, 13 inventory projects, and one build-to-suit expansion, totaling approximately 3.6 million square feet of leaseable space and representing an aggregate Total Investment, as defined below, of approximately $235.0 million. As of December 31, 2001, these completed development properties were approximately 96.1% leased. The "Total Investment" for a Property is defined as the Property's purchase price plus closing costs and management's estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs required to reach rent commencement.

As of December 31, 2001, the Company had 43 Properties Under Development which are expected to generate, upon completion, approximately 3.6 million leaseable square feet and are expected to represent a Total Investment of approximately $388.2 million. Approximately 45.3% of such leaseable space was pre-leased as of December 31, 2001. The schedule deliveries of the 3.6 million square feet of leaseable space in Properties Under Development are as follows (in thousands):

                                 SQUARE FEET
                         -----------------------------
   SCHEDULED             IND-    IND-                      PERCENT LEASED       TOTAL
IN-SERVICE DATE          DIST.   FLEX   OFFICE   TOTAL    DECEMBER 31, 2001   INVESTMENT
----------------        ------  ------  ------  ------    -----------------   ----------
1st Quarter 2002             -     392     196     588          66.3%          $ 59,994
2nd Quarter 2002             -     170     190     360          54.5%            36,929
3rd Quarter 2002           300     339     406   1,045          27.0%            98,290
4th Quarter 2002           768       -     165     933          57.0%            51,392
Thereafter                  55      42     579     676          34.2%           141,583
                        ------  ------  ------  ------         ------          --------
Total                    1,123     943   1,536   3,602          45.3%          $388,188
                        ======  ======  ======  ======         ======          ========

As of December 31, 2001, the Company owned 1,071 acres of land held for development, all zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that the land would support, as and when developed, approximately 11 million leaseable square feet. The Company's investment in land held for development as of December 31, 2001 was $163.5 million. The Company is obligated to purchase an additional $11.7 million in land under contracts entered into with a variety of parties. The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities.

ACQUISITIONS
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long-term.

During the year ended December 31, 2001, the Company acquired four properties comprising approximately 378,000 leaseable square feet for a Total Investment of $36.9 million.

The Company conducts market research to determine geographic markets for growth. Growth into new markets could arise from the acquisition of public and private real estate companies.

DISPOSITIONS
The Company seeks to generate capital through its asset disposition program, pursuant to which Properties in Operation and land held for development which no longer fit within the Company's strategic plan, or with respect to which the Company believes it can optimize cash proceeds are sold and the proceeds from such sales are utilized to fund development and acquisitions. During the year ended December 31, 2001, the Company sold 39 Properties compromising approximately 2.7 million square feet of leaseable space, and eight parcels of land, for $157.1 million.

The Company also actively considers joint venture opportunities as a method of generating capital to fund development and acquisitions.

INTERNATIONAL OPERATION

The Company's international operation includes nine Properties in Operation and one Property Under Development in the County of Kent, England. These properties are located in a 650-acre, mixed commercial and residential community known as "Kings Hill," approximately 25 miles southeast of London. The community has been developed over the past decade as a joint venture between the County of Kent and Rouse Kent Limited. The Company has an option to purchase Rouse Kent Limited, which is currently owned by certain affiliates of the Company, for nominal consideration. The Company provides management services with respect to the joint venture. The Company has accounts receivable and a loan receivable from Rouse Kent Limited and affiliates at December 31, 2001 with outstanding balances of $3.8 million and $17.3 million respectively.

The Company also has two Properties under Development in the western London suburbs of Uxbridge and Chertsey. These Properties Under Development, which represent an investment of $56.5 million, are being developed as a joint venture with commercial office developers established in these markets. These entities are consolidated in the accompanying financial statements.

The Company intends to continue to pursue its investment in Kings Hill and to attempt to identify development opportunities in Europe.

SUBSEQUENT ACTIVITIES

The Company intends to continue to pursue its development, acquisition and disposition strategies. The Company is currently in various stages of discussions and negotiations with respect to development, acquisition and disposition projects. The consummation of these or any other future developments, acquisitions or dispositions, if any, and the pace at which developments may be completed and acquisitions and dispositions made cannot be assured.

RISK FACTORS

The Company's results from operations and the ability to make distributions to our shareholders and debt service on our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as "we," "us" or "our" in the following risk factors.)

RISKS RELATED TO OUR PROPERTIES AND BUSINESS

NEGATIVE MARKET CONDITIONS, OR ADVERSE DEVELOPMENTS CONCERNING OUR EXISTING TENANTS, THAT IN EITHER CASE AFFECT OUR ABILITY TO ATTRACT NEW TENANTS, RELET SPACE, COLLECT RENT OR RENEW LEASES, COULD ADVERSELY AFFECT OUR CASH FLOW FROM OPERATIONS AND INHIBIT ITS GROWTH.
Our cash flow from operations depends on the ability to lease space to tenants, on economically favorable terms, in our Properties. Therefore, we could be adversely affected by various facts and events over which we have no control, such as:

     - lack of demand for space in the areas where our Properties are located

     -  inability to retain existing and attract new tenants

     - economic or physical decline of the areas where our Properties are located

     -  physical damage to our Properties

     - the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates

     -  the need to periodically renovate and repair our space

     - defaults by our tenants or their failure to pay rent on a timely basis

Furthermore, if our tenants do not renew their leases as they expire, we may not be able to relet the space. Some leases that are renewed, and some new leases for space that are relet, may have terms that are less economically favorable to us than current lease terms, or may require us to incur significant costs, such as for renovations.

Any of these events could adversely affect our cash flow from operations and our ability to make expected distributions to shareholders, as well as our ability to grow cash flow from operations.

A significant portion of our expenses of real estate investments, such as mortgage and debt service payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a decrease in cash flow from our Properties.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER ENTITIES THAT OPERATE IN OUR INDUSTRY.
We experience a great deal of competition in attracting tenants for our Properties and in locating land to develop and properties to acquire.

In our effort to lease our Properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly-held REITs, privately-held entities, and individual property owners. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

If the availability of land for development or high quality properties to acquire in our markets diminishes, our operating results could be adversely affected.

WE MAY EXPERIENCE INCREASED OPERATING COSTS, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW FROM, AND RESULTS OF, OPERATIONS.
Our Properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other costs associated with security, landscaping, repairs and maintenance of our Properties. While our current tenants generally are currently obligated to pay a portion of these costs, there is no assurance that these tenants will agree to pay these costs upon renewal or that new tenants will agree to pay these costs initially. If operating expenses increase in some or all of our markets, we may not be able to increase rents in all of these markets so as to meet increased expenses without at the same time decreasing occupancy rates. If this occurs, our ability to pay distributions to shareholders and service our indebtedness could be adversely affected.

OUR ABILITY TO ACHIEVE GROWTH IN OPERATING INCOME DEPENDS IN PART ON OUR ABILITY TO DEVELOP AND ACQUIRE PROPERTIES, WHICH MAY SUFFER UNDER
CERTAIN CIRCUMSTANCES.
We intend to continue to develop and acquire properties. Our acquisition and development activities include the risks that:

     ?- construction and leasing up of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in a reduction in anticipated cash flow from that property

     - development and acquisition costs may exceed original or budgeted estimates, possibly making the property unprofitable

     - some acquisitions and developments may fail to perform in accordance with expectations

     -  development projects may have to be abandoned

Our development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. Any delays in obtaining or failures to obtain these permits and authorizations could result in increased debt service expenses and in reduced cash flow from the affected properties.

We anticipate that future acquisitions and development will be financed through proceeds from Property dispositions as well as secured or unsecured financing, including our $450 million unsecured credit facility ("Credit Facility"). Also, we may, if desirable, sell securities in capital markets. It is possible that financing on desirable terms may become unavailable, and that the Company would not be able to continue our acquisitions and development activities.

If any particular development Property that we develop is not successful, we could lose the investment in that Property.

WE MAY SUFFER ECONOMIC HARM AS A RESULT OF ALLOCATING RESOURCES TO UNPROFITABLE EFFORTS TO ENTER NEW MARKETS.
At times we may attempt to expand our operations into markets where we do not currently operate. We may fail to accurately gauge conditions in a new market prior to entering it, and therefore may not achieve anticipated results in the new market. If this occurs, cash flow from operations may be adversely affected.

Many of our Properties are concentrated in our primary markets, and we therefore may suffer economic harm as a result of adverse conditions in those markets.

Our Properties are located principally in specific geographic areas in the Southeastern, Mid-Atlantic and Midwestern United States. Due to the concentration of our Properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline.

WE MAY NOT BE ABLE TO ACCESS FINANCIAL MARKETS TO OBTAIN CAPITAL ON A TIMELY BASIS, OR ON ACCEPTABLE TERMS.

In order to qualify as a REIT for federal income tax purposes, we are required to distribute 90% of taxable income to shareholders each year, and thus cannot reinvest this portion of income in the business. As a result, we rely on proceeds from Property dispositions and third party capital sources for many of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources we rely on. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

     -  general economic conditions affecting these markets

     -  our own financial structure and performance

     -  the market's opinion of REITs in general

     -  the market's opinion of REITs that own properties like ours

WE MAY SUFFER ADVERSE EFFECTS AS A RESULT OF THE DEBT SERVICING TERMS OF AND FINANCIAL COVENANTS RELATING TO OUR INDEBTEDNESS.
Required payments on the mortgages and other indebtedness on some of our Properties generally are not reduced if the economic performance of the Property declines. If the economic performance of a Property declines, income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, suffer foreclosures by mortgagees or suffer judgments.

Further, some obligations, including the Credit Facility and unsecured notes, as well as, at December 31, 2001, approximately $132.8 million in outstanding mortgage indebtedness, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

Finally, we may not be able to obtain funds by selling assets, raising equity or refinancing indebtedness to make required payments on maturing indebtedness.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

REAL ESTATE INVESTMENTS ARE ILLIQUID, AND WE MAY NOT BE ABLE TO SELL OUR PROPERTIES IF AND WHEN WE DETERMINE IT IS APPROPRIATE TO DO SO.
Real estate generally cannot be sold quickly. We may not be able to alter the Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code limit a REIT's ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting the ability to meet our obligations to the holders of other securities.

WE MAY EXPERIENCE ECONOMIC HARM IF ANY DAMAGE TO OUR PROPERTIES IS NOT COVERED BY INSURANCE.
We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. For example, we may not be insured for losses resulting from acts of war, or from environmental liabilities. If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a Property, as well as any future revenue from the Property. We would nevertheless remain obligated on any mortgage indebtedness or other obligations related to the Property.

We may incur environmental liability on some of our Properties, and are required to comply with rules and regulations regarding activities on our Properties as they affect the environment. Failure to comply with those requirements could result in difficulty in selling any affected Property or in incurrence of monetary penalties and fines in addition to the costs necessary to attain compliance.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

WE HAVE ELECTED REIT STATUS UNDER FEDERAL TAX LAWS, AND COULD SUFFER ADVERSE CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.
We have elected REIT status under federal tax laws and have taken the steps known to us to perfect that status, but we cannot be certain that we qualify, or that we will remain qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, as to which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the related income tax regulations is greater in the case of a REIT that holds its assets in partnership form, as we do. Moreover, no assurance can be given that new tax laws will not significantly affect our qualification as a REIT or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the business.

If we fail to qualify as a REIT in any taxable year, the distributions to shareholders would not be deductible when computing taxable income. If this happened, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, we could be prevented from qualifying as a REIT for the four years following the year in which we were disqualified. Further, if we requalified as a REIT after failing to qualify, we might have to pay the full corporate-level tax on any unrealized gain in our assets during the period we were not qualified as a REIT. We would then have to distribute to our shareholders the earnings we accumulated while we were not qualified as a REIT. These additional taxes would reduce our funds available for distribution to our shareholders for each of the years involved. In addition, while we were disqualified as a REIT, we would not be required by the Internal Revenue Code to make distributions to our shareholders.

Future economic, market, legal, tax or other considerations may cause our Board of Trustees to revoke our election to qualify as a REIT. This decision requires the consent of the holders of a majority of the voting interests of all of our outstanding Common Shares.

CERTAIN OFFICERS AND TRUSTEES OF THE TRUST MAY NOT HAVE THE SAME INTERESTS AS SHAREHOLDERS AS TO CERTAIN TAX LAWS.
Certain officers and trustees of the Trust own units of limited partnership interest in the Operating Partnership. These units may be exchanged for our Common Shares. The officers and trustees who own those units and have not yet exchanged them for our Common Shares may suffer different and more adverse tax consequences than holders of our Common Shares suffer in certain situations:

     -  when certain of our Properties are sold

     -  when debt on those Properties is refinanced

     -  if we are involved in a tender offer or merger

The Trust also owns units in the Operating Partnership. Because the Trust, as well as the trustees and officers who own units, face different consequences than shareholders do, the Trust and those trustees and officers may have different objectives as to these transactions than shareholders do.

CERTAIN ASPECTS OF OUR ORGANIZATION COULD HAVE THE EFFECT OF RESTRICTING OR PREVENTING A CHANGE OF CONTROL OF OUR COMPANY, WHICH COULD HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR SHARES.
Our charter contains an ownership limit on shares. To qualify as a REIT, five or fewer individuals cannot own, directly or indirectly, more than 50% in value of the outstanding shares of beneficial interest. To this end, our Declaration of Trust, among other things, generally prohibits any holder of the Trust's shares from owning more than 5.0% of the Trust's outstanding shares of beneficial interest, unless that holder gets the consent from the Board of Trustees. This limitation could prevent the acquisition of control of the Company by a third party without the consent from the Board of Trustees.

We have a staggered board and certain restrictive nominating procedures. The Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class' term expires. The terms of the Class I, Class II and Class III trustees expire in 2004, 2002 and 2003, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders' ability to take control of the Company, even if a change in control was in the shareholders' interest.

The Board can issue preferred shares. Our Declaration of Trust authorizes the Board of Trustees to issue preferred shares of beneficial interest and to establish the preferences and rights of any shares issued. The issuance of preferred shares could have the effect of delaying, making more difficult or preventing a change of control of the Company, even if a change in control was in the shareholders' interest.

We have a poison pill. Under the shareholder rights plan, rights are issued along with each of the Trust's Common Shares. Holders of these rights can purchase, under certain conditions, a portion of a preferred shares of beneficial interest, or receive Common Shares of the Trust, or common shares of an entity acquiring us, or other consideration, having a value equal to twice the exercise price of the right. The exercise price of the right is $200. This arrangement is often called a "poison pill." Our poison pill could have the effect of delaying or preventing a change of control of the Company, even if a change in control was in the shareholders' interest.

There are limitations on acquisition of and changes in control pursuant to, and fiduciary protections of The Board under, Maryland law. The Maryland General Corporation Law ("MGCL")contains provisions which are applicable to the Trust as if the Trust were a corporation. Among these provisions is a section, referred to as the "control share acquisition statute," which eliminates the voting rights of shares acquired in quantities so as to constitute "control shares," as defined under the MGCL. The MGCL also contains provisions applicable to us that are referred to as the "business combination statute," which would generally limit business combinations between the Company and any 10% owners of the Trust's shares or any affiliate thereof. Further, Maryland law provides broad discretion to the Board with respect to its fiduciary duties in considering a change in control of our Company, including that the Board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by the Board. Finally, the "unsolicited takeovers" provisions of the MGCL permit the Board, without shareholder approval and regardless of what is currently provided in the Company's Declaration of Trust or By-Laws, to implement takeover defenses that our Company does not yet have, including: permitting only the Board to fix the size of the Board and permitting only the Board to fill a vacancy on the Board. All of these provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of the Company under circumstances that otherwise could provide the holders of Common Shares with the opportunity to realize a premium over the then current market price.

VARIOUS FACTORS OUT OF OUR CONTROL COULD HURT THE MARKET VALUE OF OUR PUBLICLY TRADED SECURITIES.
General market conditions could change for the worse. The value of our publicly traded securities depends on various market conditions, which may change from time to time. In addition to general economic and market conditions and our particular financial condition and performance, the value of our publicly traded securities could be affected by, among other things, the extent of institutional investor interest in us and the market's opinion of REITs in general and, in particular, REITs that own and operate properties similar to ours.

The market value of the equity securities of a REIT may be based primarily upon the market's perception of the REIT's growth potential and its current and future cash distributions, and may be secondarily based upon the real estate market value of the underlying assets. The failure to meet the market's expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities.

Rising market interest rates could make an investment in publicly traded securities less attractive. If market interest rates increase, purchasers of publicly traded securities may demand a higher annual yield on the price they pay for their securities. This could adversely affect the market price of publicly traded securities.

TRANSACTIONS BY THE TRUST OR THE OPERATING PARTNERSHIP COULD ADVERSELY AFFECT DEBT HOLDERS.
Except with respect to several covenants limiting the incurrence of indebtedness and a covenant requiring the Operating Partnership to maintain a certain unencumbered total asset value, our indentures do not contain any provisions that would protect holders of the Operating Partnership's debt securities in the event of (i) a highly leveraged or similar transaction involving the Operating Partnership, the management of the Operating Partnership or the Trust, or any affiliate of any these parties, (ii) a change of control, or (iii) certain reorganizations, restructuring, mergers or similar transactions involving the Operating Partnership or the Trust.

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

ITEM 2.  PROPERTIES
-------------------

The Properties in Operation, as of December 31, 2001, consisted of 414 industrial and 231 office Properties. Single tenants occupy 262 Properties in Operation. The Company generally provides a reduced level of service in connection with the operation or maintenance of these Properties. The remaining 383 of the Company's Properties in Operation are multi-tenant Properties for which the Company renders a range of building, operating and maintenance services.

As of December 31, 2001, the industrial Properties were 95.5% leased. The average building size for the industrial Properties is 81,782 leaseable square feet. The average building size for the office Properties is 68,888 leaseable square feet. As of December 31, 2001, the office Properties were approximately 91.3% leased.

The table below highlights the Company's top ten industrial tenants and the top ten office tenants.

                                                PERCENTAGE                                      PERCENTAGE
                                                 OF TOTAL                                        OF TOTAL
     TOP 10 INDUSTRIAL TENANTS                   BASE RENT        TOP 10 OFFICE TENANTS          BASE RENT
----------------------------------------------  ----------   --------------------------------   ----------
The Government of the United States of America     1.2%      The Vanguard Group, Inc.              5.1%
TJX Corp.                                          1.2%      Aetna U.S. Healthcare, Inc.           1.5%
Vistakon Division of Johnson & Johnson             1.2%      PNC Bank                              1.4%
Kellogg USA                                        1.1%      Capital One Services, Inc.            1.3%
Dial Corporation                                   0.8%      Diversified Pharmaceutical Svc.       1.1%
Hewlett-Packard                                    0.7%      General Motors Acceptance Corp.       1.0%
DSC Logistics                                      0.6%      GlaxoSmithKline                       1.0%
Fieldcrest Cannon SureFit, Inc.                    0.6%      Citicorp                              1.0%
Great Springs Waters of America                    0.6%      Sanofi Winthrop                       0.9%
Alcoa Fujikura                                     0.5%      Verticalnet, Inc.                     0.8%
                                                 ------                                          ------
                                                   8.5%                                           15.1%
                                                 ======                                          ======

The table below sets forth certain information on the Company's
Properties in Operation as of December 31, 2001. A complete listing of the Properties in Operation appears as Schedule III to the financial statements of the Company included in this report.

                                                         TOTAL           TOTAL
                             TYPE                      BASE RENT      SQUARE FEET     % LEASED
                    ------------------------        --------------   ------------     --------
Southeastern PA     Industrial -Distribution         $ 13,628,405       2,236,772       97.9%
                               -Flex                   20,905,210       2,096,000       92.9%
                    Office                             84,538,538       5,770,627       93.1%
                                                     ------------     -----------      ------
                    Total                            $119,072,153      10,103,399       94.1%
                                                     ============     ===========      ======
New Jersey          Industrial -Distribution         $ 11,094,789       2,613,211       95.4%
                               -Flex                    9,326,681       1,164,451       93.1%
                    Office                              8,562,570         835,912       83.8%
                                                     ------------     -----------      ------
                    Total                            $ 28,984,040       4,613,574       92.7%
                                                     ============     ===========      ======
Lehigh Valley       Industrial -Distribution         $ 25,720,419       6,379,642       98.9%
                               -Flex                    9,606,980       1,267,790       97.9%
                    Office                              7,222,631         610,717       92.0%
                                                     ------------     -----------      ------
                    Total                            $ 42,550,030       8,258,149       98.2%
                                                     ============     ===========      ======
Maryland            Industrial -Distribution         $    617,286         139,898      100.0%
                               -Flex                    2,991,843         226,165      100.0%
                    Office                              7,931,984         625,215       95.0%
                                                     ------------     -----------      ------
                    Total                            $ 11,541,113         991,278       96.9%
                                                     ============     ===========      ======
Virginia            Industrial -Distribution         $ 17,116,459       4,391,100       95.4%
                               -Flex                    4,293,502         569,486       91.8%
                    Office                             14,744,840       1,204,649       93.5%
                                                     ------------     -----------      ------
                    Total                            $ 36,154,801       6,165,235       94.7%
                                                     ============     ===========      ======
The Carolinas       Industrial -Distribution         $  8,361,006       1,902,081       92.6%
                               -Flex                      960,256         152,080      100.0%
                    Office                             14,364,317       1,288,405       92.1%
                                                     ------------     -----------      ------
                    Total                            $ 23,685,579       3,342,566       92.7%
                                                     ============     ===========      ======


                                                         TOTAL           TOTAL
                             TYPE                      BASE RENT      SQUARE FEET     % LEASED
                    ------------------------        --------------   ------------     --------
Jacksonville        Industrial -Distribution         $  5,122,748       1,249,695       93.8%
                               -Flex                   10,429,633       1,729,831       87.9%
                    Office                             16,892,044       1,602,623       90.8%
                                                     ------------     -----------      ------
                    Total                            $ 32,444,425       4,582,149       90.5%
                                                     ============     ===========      ======
Tampa               Industrial -Distribution         $  1,149,586         294,286      100.0%
                               -Flex                    7,611,227         971,030       89.3%
                    Office                              3,583,700         325,332       91.9%
                                                     ------------     -----------      ------
                    Total                            $ 12,344,513       1,590,648       91.8%
                                                     ============     ===========      ======
South Florida       Industrial -Distribution         $  3,137,570         575,098       99.4%
                               -Flex                    1,348,306         194,548       89.4%
                    Office                              6,778,505         741,238       61.1%
                                                     ------------     -----------      ------
                    Total                            $ 11,264,381       1,510,884       79.3%
                                                     ============     ===========      ======
Minnesota           Industrial -Distribution         $  2,196,685         488,152      100.0%
                               -Flex                   14,446,047       1,860,586       95.5%
                    Office                             12,621,236         919,051      100.0%
                                                     ------------     -----------      ------
                    Total                            $ 29,263,968       3,267,789       97.4%
                                                     ============     ===========      ======
Michigan            Industrial -Distribution         $  5,564,549       1,143,278       96.2%
                               -Flex                   16,632,994       2,105,210       94.6%
                    Office                             20,977,151       1,797,158       93.1%
                                                     ------------     -----------      ------
                    Total                            $ 43,174,694       5,045,646       94.4%
                                                     ============     ===========      ======
United Kingdom      Industrial -Distribution         $          -               -          -
                               -Flex                    2,105,458         107,175      100.0%
                    Office                              4,524,396         192,265      100.0%
                                                     ------------     -----------      ------
                    Total                            $  6,629,854         299,440      100.0%
                                                     ============     ===========      ======
TOTAL               Industrial -Distribution         $ 93,709,502      21,413,213       96.7%
                               -Flex                  100,658,137      12,444,352       93.3%
                    Office                            202,741,912      15,913,192       91.3%
                                                     ------------     -----------     -------
                    Total                            $397,109,551      49,770,757       94.1%
                                                     ============     ===========     =======

The expiring square feet and annual base rent by year for the above Properties in Operation as of December 31, 2001 are as follows (in thousands):

                   INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
              EXPIRING  EXPIRING    EXPIRING  EXPIRING    EXPIRING  EXPIRING    EXPIRING  EXPIRING
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------    -------- ----------   --------  ---------   --------  ---------   --------  ---------
2002            3,934    $ 16,791     2,246    $ 17,796     2,196    $ 27,821     8,376    $ 62,408
2003            1,804       8,060     2,386      20,917     1,620      23,047     5,810      52,024
2004            2,063      10,449     1,851      16,666     1,616      25,099     5,530      52,214
2005            2,531      13,181     1,384      12,762     2,917      43,071     6,832      69,014
2006            2,709      12,565     1,581      17,713     1,256      19,053     5,546      49,331
2007              845       5,021       423       4,509       480       7,717     1,748      17,247
Thereafter      6,823      39,094     1,740      18,711     4,445      75,652    13,008     133,457
               ------    --------    ------    --------    ------    --------    ------    --------
Total          20,709    $105,161    11,611    $109,074    14,530    $221,460    46,850    $435,695
               ======    ========    ======    ========    ======    ========    ======    ========
Total Square
Feet           21,413                12,445                15,913                49,771
               ======                ======                ======                ======
Percent of
Total Expiring
Annual Base
Rent                        24.2%                 25.0%                 50.8%                100.0%
                         ========              ========              ========              ========

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

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

On June 27, 1995, the Environmental Protection Agency ("EPA") notified Willard G. Rouse III, and two former senior executives, together with six other companies or individuals, that they may be potentially responsible, as former owners, for a portion of the response costs for remediation of ground water in part of the North Penn Service Area for certain properties located in Upper Gwynedd Township, Pennsylvania, (the "Church Road Properties"). The Company acquired the Church Road Properties from the Predecessor upon formation of the Company. The Company sold the Church Road Properties in 2000. The Company has not been similarly notified by the EPA; however, as a prior owner of the Church Road Properties, the potential exists for the Company to be named a potentially responsible party if there has been a release from the Church Road Properties of hazardous substances, including trichloroethylene, that requires remediation. In such circumstances, the Company believes it would have claims against other financially responsible parties (including previous owners of the Church Road Properties, such as Zenith and the other parties identified by the EPA as potentially liable) and, consequently, the Company does not believe that its liability with respect to this matter, if any, is likely to be material. In addition, two current and two former senior executives agreed to indemnify the Company for a period of 10 years commencing in June 1994 with respect to material environmental liabilities associated with the Church Road Properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
SHAREHOLDERS' MATTERS
--------------------------------------------------------------

The Common Shares are traded on the New York Stock Exchange under the symbol "LRY." There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

                                                          DIVIDENDS
                                                        DECLARED PER
                               HIGH        LOW          COMMON SHARE
                              ------      ------        ------------
2001
First Quarter                 $28.24      $26.30            $0.57
Second Quarter                 29.86       27.50             0.57
Third Quarter                  31.10       27.70             0.59
Fourth Quarter                 30.24       25.75             0.59

2000
First Quarter                 $24.50      $22.00            $0.52
Second Quarter                 26.94       23.25             0.52
Third Quarter                  28.97       26.13             0.57
Fourth Quarter                 28.81       25.44             0.57

As of March 1, 2002, the Common Shares were held by 1,296 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

                            LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                            ------------------------------------------------------------
                                               YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------
                               2001         2000         1999         1998        1997
                            ----------   ----------   ----------   ----------  ----------
                                                   (IN THOUSANDS)
OPERATING DATA
Total revenue               $  587,165   $  532,963   $  472,498   $  388,378  $  229,999
Rental and real estate
  tax expense                  167,888      148,739      129,439      108,345      61,079
Interest expense               112,006      108,295       99,663       78,617      51,067
General and administra-
  tive expenses                 21,052       19,260       16,127       15,522      10,650
Depreciation and
  amortization                 102,626       93,472       84,464       67,932      40,752
                            ----------   ----------   ----------   ----------  ----------
Income before property
  dispositions,
  extraordinary item and
  minority interest            183,593      163,197      142,805      117,962      66,451

Gain (loss) on property
  dispositions                   2,115       18,386       13,188       (1,285)      2,518
                            ----------   ----------   ----------   ----------  ----------
Income before extraordinary
  item and minority
  interest                     185,708      181,583      155,993      116,677      68,969

Extraordinary item-loss
  on extinguishment of
  debt                               -        2,103        1,145            -       2,919
                            ----------   ----------   ----------   ----------  ----------
Income before minority
  interest                     185,708      179,480      154,848      116,677      66,050
Minority interest               19,171       20,209       13,524        8,062       5,606
                            ----------   ----------   ----------   ----------  ----------

Net income                     166,537      159,271      141,324      108,615      60,444
                            ----------   ----------   ----------   ----------  ----------

Preferred share
  distributions                 11,000       11,000       11,000       11,000       4,247
                            ----------   ----------   ----------   ----------  ----------
Income available to
  common shareholders       $  155,537   $  148,271   $  130,324   $   97,615  $   56,197
                            ==========   ==========   ==========   ==========  ==========

Distributions paid on
  common shares and units   $  171,513  $  153,657    $ 133,387    $  109,361  $   70,615
                            ==========  ==========    ==========   ==========  ==========

Distributions paid on
  preferred shares
  and units                 $   21,613  $   21,070    $   14,784   $   11,000  $    2,414
                            ==========  ==========    ==========   ==========  ==========

                             LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
                            -------------------------------------------------------------
                                              YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------
                               2001         2000         1999         1998        1997
                            ----------   ----------   ----------   ----------  ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PER SHARE DATA
Earnings per share
  Basic:
Income per common share
  before extraordinary
  item                      $     2.19   $     2.23   $     1.98   $     1.60  $     1.45
Extraordinary item          $        -   $    (0.03)  $    (0.02)  $        -  $    (0.06)
Income per common share     $     2.19   $     2.20   $     1.96   $     1.60  $     1.39
  Diluted:
Income per common share
  before extraordinary
  item                      $     2.15   $     2.20   $     1.97    $    1.59  $     1.44
Extraordinary item          $        -   $    (0.03)  $    (0.02)   $       -  $    (0.06)
Income per common share     $     2.15   $     2.17   $     1.95    $    1.59  $     1.38
Distributions paid per
  common share              $     2.30   $     2.13   $     1.87    $    1.71  $     1.65
Distributions paid per
  preferred share           $     2.20   $     2.20   $     2.20    $    2.20  $     0.48
Weighted average number
  of shares outstanding -
  basic  <F1>                   71,184       67,442       66,495       61,036      40,493
Weighted average number
  of shares outstanding -
  diluted <F2>                  73,580       68,173       66,727       61,315      40,806

OTHER DATA
Cash provided by opera-
  ting activities           $  303,697   $  240,735   $  212,421   $  219,223  $  136,596
Cash used by investing
  activities                  (233,198)    (308,750)    (238,778)    (839,542)   (864,562)
Cash (used) provided by
  financing activities         (55,747)      63,589       21,030      579,631     763,433
Funds from operations <F3>     262,782      234,194      210,982      173,829     102,519

BALANCE SHEET DATA
Net real estate             $3,353,933   $3,208,886   $2,984,577   $2,819,119  $1,956,717
Total assets                 3,552,825    3,396,355    3,118,133    2,931,408   2,093,858
Total indebtedness           1,753,131    1,703,896    1,491,238    1,423,843     960,134
Shareholders' and owners'
  equity                     1,423,422    1,320,805    1,294,607    1,267,036     955,595

OTHER DATA
Total leaseable square
  footage of properties at
  end of period (in thou-
  sands)                        49,771       48,216       46,219       44,168      32,453
Number of properties at
  end of period                    645          652          634          608         441
Percentage leased at end
  of period                         94%          96%          95%          95%         95%

<F1>  Basic weighted average number of shares includes only vested Common Shares outstanding during the year.
<F2>  Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options and for the year ended December 31, 2001 the dilutive effect of
Convertible Debentures. For the years ended December 31, 2000, 1999, 1998 and 1997, such number excludes Common Shares issuable upon conversion of the Convertible Debentures, because to do so would have been antidilutive.
<F3>  "Funds from operations" is defined by the National Association of Real Estate
Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs.  It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.  Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

OVERVIEW

In 2001, the Company continued to focus on creating value and increasing profitability and cash flow. With respect to its core portfolio of Properties in Operation, the Company endeavors to maintain and increase its occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield high returns. The Company also acquires properties which it believes will provide high returns and create long-term value, and disposes of Properties which no longer fit within the Company's strategic objectives or in situations where it can optimize cash proceeds.

The Company's operating results depend primarily upon income from rental operations. This income is substantially influenced by rental demand for the Properties in Operation. The general slowdown in the economy has negatively affected occupancy rates, primarily in the higher paying office portion of the portfolio. The occupancy rate of the Properties in Operation decreased to 94.1% as of December 31, 2001 from 96.1% as of December 31, 2000, and the occupancy rate of the office portfolio decreased to 91.3% as of December 31, 2001 from 94.2% as of December 31, 2000. Rental operations have been negatively impacted by occupancy declines. This decline is partially offset by rental rate increases the Company has realized on renewal and replacement leases. To the extent this trend continues, the Company may experience little to no increase in Same Store property-level operating income.

The Company also seeks to achieve growth in operating income from its development pipeline activity. The decline in demand for real estate has also impacted the pre-leasing of the Properties Under Development and has resulted in a decrease in the number of development starts during the year ended December 31, 2001. If this trend continues, the contribution to growth in income from Properties Under Development may decline. The Company anticipates that its development efforts in 2002 will be principally focused on build-to-suit development opportunities.

As noted above, the Company also seeks to acquire and dispose of Properties in appropriate circumstances. The Company anticipates that this activity will continue in a manner consistent with the activity in 2001.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical policies affect its more significant estimates and assumptions used in preparation of its consolidated financial statements.

CAPITALIZED COSTS
Expenditures directly related to acquisition, or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments.

IMPAIRMENT OF REAL ESTATE
The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2001 and 2000, none of the Company's assets were considered impaired.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2001 with the results of operations of the Company for the year ended December 31, 2000, and the results of operations of the Company for the year ended December 31, 2000 with the results of operations of the Company for the year ended December 31, 1999. As a result of the varying level of development, acquisition and disposition activities by the Company in 2001 and 2000, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31,
2000.
Total revenue (principally rental revenue and operating expense reimbursement) increased to $587.2 million for the year ended December 31, 2001 from $533.0 million for the year ended December 31, 2000. This increase was primarily due to the net increased investment in properties developed, acquired, or disposed of during the respective periods.

The following is a summary of the Company's acquisition, development and disposition activity for the years ended December 31, 2001 and 2000:

                                       2001                      2000
                            ------------------------  ------------------------
                                        TOTAL                      TOTAL
                            NO. OF    INVESTMENT (1)  NO. OF     INVESTMENT (1)
                             BLDGS   OR PROCEEDS      BLDGS     OR PROCEEDS
                            ------  ----------------  ------   ---------------
Properties owned as of:

Beginning January 1           652                       634
  Acquisitions                  4       $ 36.9           14       $105.2
  Completed developments       26        230.3           24        173.5
  Dispositions                (37)      (141.2)         (20)      (104.4)
                             ----                      ----

Ending December 31            645                       652
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

Additionally, the Company sold eight parcels of land for approximately $6.7 million during the year ended December 31, 2001 as compared to 11 parcels of land for approximately $18.1 million during the year ended December 31, 2000.

The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) decreased to 95.7% for the year ended December 31, 2001 from 97.0% for the year ended December 31, 2000, due to the decrease in average occupancy during the year.

Rental property and real estate tax expenses increased to $167.9 million for the year ended December 31, 2001 from $148.7 million for the year ended December 31, 2000. This increase is due to the increase in the investment in properties owned during the respective periods. Increases in rental property and real estate tax expense are generally offset by increases in operating expense reimbursements.

Property level operating income for the "Same Store" properties
(properties owned since January 1, 2000) increased to $343.7 million for the year ended December 31, 2001 from $337.2 million for the year ended December 31, 2000, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $337.6 million for the year ended December 31, 2001 from $329.0 million for the year ended December 31, 2000, on a cash basis. These increases of 1.9% and 2.6%, respectively, are primarily due to increases in rental rates, partially offset by a decrease in occupancy, primarily in the office portion of the portfolio.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2001 and 2000(in thousands).

                                        STRAIGHT LINE BASIS         CASH BASIS
                                      ----------------------  ---------------------
                                         2001        2000        2001        2000
                                      ---------   ---------   ---------   ---------
Rental revenue                        $ 349,207   $ 340,961   $ 343,075   $ 332,718
Operating expense:
  Rental property expense                95,862      89,173      95,862      89,173
  Real estate taxes                      48,339      46,034      48,339      46,034
  Operating expense recovery           (138,687)   (131,483)   (138,687)   (131,483)
                                      ---------   ---------   ---------   ---------
Unrecovered operating expenses            5,514       3,724       5,514       3,724
                                      ---------   ---------   ---------   ---------
Property level operating income       $ 343,693   $ 337,237   $ 337,561   $ 328,994
                                      =========   =========   =========   =========

General and administrative expenses increased to $21.1 million for the year ended December 31, 2001 from $19.3 million for the year ended December 31, 2000. These increases are primarily due to the ongoing funding of initiatives which the Company undertook related to training, internal assurance, property management and marketing.

Depreciation and amortization expenses increased to $102.6 million for the year ended December 31, 2001 from $93.5 million for the year ended December 31, 2000. This increase is due to the increase in the investment in properties owned during the respective periods.

Interest expense increased to $112.0 million for the year ended December 31, 2001 from $108.3 million for the year ended December 31, 2000. This increase is due to an increase in the average debt outstanding for the respective periods which was $1,747.9 million in 2001 and $1,589.8 million in 2000. This increase was partially offset due to a decrease in the weighted average interest rates for the periods, to 7.46% in 2001 from 7.57% in 2000.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the year ended December 31, 2001 was $22.3 million as compared to $17.8 million for the year ended December 31, 2000. These costs are not included in the interest expense as discussed above.

In 2001, the Company realized a gain on property dispositions of $2.1 million, due to the sale of 37 Properties in Operation, two Properties Under Development and eight parcels of land for an aggregate of $157.1 million. In 2000, the Company realized a gain on property dispositions of $18.4 million, due to the sale of 20 Properties in Operation and 11 parcels of land for an aggregate of $122.5 million.

In 2000, the Company repurchased $10.9 million principal amount of its Convertible Debentures resulting in the recognition of an extraordinary loss of $2.1 million. This loss represents the redemption premium and the write-off of related deferred financing costs.

As a result of the foregoing, the Company's income before minority interest increased to $185.7 million for the year ended December 31, 2001 from $179.5 million for the year ended December 31, 2000. In addition, net income increased to $166.5 million for the year ended December 31, 2001 from $159.3 million for the year ended December 31, 2000.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31,
1999.
Total revenue (principally rental revenue and operating expense reimbursement) increased to $533.0 million for the year ended December 31, 2000 from $472.5 million for the year ended December 31, 1999. This increase was primarily due to the net increased investment in properties developed, acquired or disposed of during the respective periods.

The following is a summary of the Company's acquisition, development and disposition activity for the years ended December 31, 2000 and 1999:

                                    2000                       1999
                            --------------------      ---------------------
                                        TOTAL                      TOTAL
                            NO. OF    INVESTMENT      NO. OF     INVESTMENT
                             BLDGS   OR PROCEEDS      BLDGS     OR PROCEEDS
                            ------  ------------      ------   ------------
Properties owned as of:

Beginning January 1           634                       608
  Acquisitions                 14       $105.2           13       $ 63.1
  Completed developments       24        173.5           41        285.7
  Dispositions                (20)      (104.4)         (28)      (109.9)
                             ----                      ----
Ending December 31            652                       634
                             ====                      ====

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

Rental property and real estate tax expenses increased to $148.7 million for the year ended December 31, 2000 from $129.4 million for the year ended December 31, 1999. This increase is due to the increase in the investment in properties owned during the respective periods.

Property level operating income for the "Prior Year Same Store" properties (properties owned since January 1, 1999) increased to $309.2 million for the year ended December 31, 2000 from $298.5 million for the year ended December 31, 1999 on a straight line basis, (which recognizes rental revenue evenly over the life of the lease), and increased to $303.0 million for the year ended December 31, 2000 from $292.3 million for the year ended December 31, 1999, on a cash basis. These increases, each equaling 3.6%, are primarily due to increases in rental rates, and to a modest extent due to increases in occupancy.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2000 and 1999(in thousands).

                                          STRAIGHT LINE BASIS           CASH BASIS
                                         ---------------------     --------------------
                                            2000        1999          2000       1999
                                         ---------   ---------     ---------  ---------
Rental revenue                           $ 312,856   $ 302,665     $ 306,692  $ 296,521
Operating expense:
  Rental property expense                   80,342      77,125        80,342     77,125
  Real estate taxes                         42,136      37,114        42,136     37,114
  Operating expense recovery              (118,787)   (110,064)     (118,787)  (110,064)
                                         ---------   ---------     ---------  ---------
Unrecovered operating expenses               3,691       4,175         3,691      4,175
                                         ---------   ---------     ---------  ---------
Property level operating income          $ 309,165   $ 298,490     $ 303,001  $ 292,346
                                         =========   =========     =========  =========

General and administrative expenses increased to $19.3 million for the year ended December 31, 2000 from $16.1 million for the year ended December 31, 1999. This $3.2 million increase is due to the increase in personnel and other related overhead costs necessitated by the increase in the number of Properties in Operation during the respective periods, and the funding of initiatives which the Company undertook related to training, internal assurance, property management and marketing.

Depreciation and amortization expenses increased to $93.5 million for the year ended December 31, 2000 from $84.5 million for the year ended December 31, 1999. This increase is due to the increase in the investment in properties owned during the respective periods.

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

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the year ended December 31, 2000 was $17.8 million as compared to $15.3 million for the year ended December 31, 1999. These costs are not included in the interest expense as discussed above.

In 2000, the Company realized a gain on property dispositions of $18.4 million, due to the sale of 20 Properties and 11 parcels of land for an aggregate of $122.5 million. In 1999, the Company realized a gain on property dispositions of $13.2 million, due to the sale of 28 Properties and six parcels of land for an aggregate of $118.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had cash and cash equivalents of $19.4 million.

Net cash flow provided by operating activities increased to $303.7 million for the year ended December 31, 2001 from $240.7 million for the year ended December 31, 2000. This $63.0 million increase was primarily due to the utilization in 2001 of escrowed proceeds from prior year property dispositions. These escrows were established in accordance with Section 1031 of the Internal Revenue Code and were reflected in prepaid and other assets at December 31, 2000. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company's Properties in Operation.

Net cash used in investing activities decreased to $233.2 million for the year ended December 31, 2001 from $308.8 million for the year ended December 31, 2000. The primary reason for this $75.6 million decrease was a decrease in investment in properties and land held for development and an increase in proceeds from dispositions. These amounts were partially offset by an increase in investment in development in progress.

Net cash used by financing activities totaled $55.7 million as compared to net cash provided by financing activities of $63.6 million for the year ended December 31, 2000. This $119.3 million decrease is primarily due to a decrease in proceeds from the Credit Facility (as defined below). Net cash provided by financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. It is a source of capital utilized by the Company to fund investment activities and the decrease in such funding activities for 2001 is consistent with the decrease in the level of the Company's investment activities as described above.

The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources to include proceeds from the disposition of Properties. In 2000, the Company increased its borrowing capacity and obtained a $450 million unsecured credit facility (the "Credit Facility") replacing a $325 million credit facility and a $90 million term loan. The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures to include debt to gross assets and earnings to fixed charges ratios. As of December 31, 2001 the Company's debt to gross assets ratio was 44.3%, and the earnings to fixed charges ratio was 2.54. Debt to gross assets equals total long term debt divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before extraordinary item and minority interest plus interest expense divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's, S&P and Fitch. During 2001, Standard and Poor's Ratings Group ("S&P") and Moody's Investors Services, Inc. ("Moody's") raised their corporate credit rating for the Company from BBB- to BBB and from Baa3 to Baa2, respectively. In 2001, Fitch, Inc. ("Fitch") initiated coverage on the Company with a BBB senior debt rating. At the Company's current ratings, the interest rate for borrowings under the Credit Facility is 105 basis points over LIBOR.

As of December 31, 2001, $340.1 million in mortgage loans and $1,345.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.4%. The interest rates on $1,669.8 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $15.3 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.9 years.

In 2002, $100,000 principal amount of 6.6% unsecured notes will mature. The Company anticipates that it will refinance or retire this maturity through available sources of capital.

GENERAL
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company's existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility from time to time.

In 2001, the Company received approximately $246.2 million in net proceeds from the issuance of unsecured notes. The Company used the net proceeds to pay down the Credit Facility, which is used to fund development and acquisition activity.

In 2000, the Company received approximately $19.5 million in net proceeds from the issuance of 9.125% Series C Cumulative Redeemable Preferred Units, and approximately $197.1 million in net proceeds from the issuance of unsecured notes. The Company used the aggregate net proceeds from the issuance of preferred units and unsecured notes primarily to pay down the Credit Facility, which is used to fund development and acquisition activity.

In October 1999, the Board of Trustees authorized a share repurchase program under which the Company may purchase up to $100 million of the Company's Common Shares, preferred shares or Convertible Debentures. Through December 31, 2001, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

In July of 2001, the Convertible Debentures matured. Of the remaining $41.7 million outstanding as of June 30, 2001, $41.1 million were converted into Common Shares prior to the maturity date at a rate of one common share for each $20 outstanding, or 2,057,300 Common Shares, and $597,000 was settled in cash.

In September 2001, the quarterly Common Share dividend was increased to $0.59 per share from $0.57 per share. The Company's annual Common Share dividend paid was $2.30 per share, $2.13 per share and $1.87 per share in 2001, 2000 and 1999, respectively. In 2001, the Company's dividend payout ratio was approximately 67% of Funds from operations (as defined below) per share.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the "Shelf Registration Statement"). As of March 1, 2002, pursuant to the Shelf Registration Statement, the Trust has the capacity to issue up to $688.4 million in equity securities and the Operating Partnership has the capacity to issue up to $561.1 million in debt securities.

RELATED PARTY TRANSACTIONS
Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 2001, 2000, and 1999, the fees for these services were $600,000 per year. The Company had accounts receivable and a loan receivable from Rouse Kent Limited and affiliates with balances of $3.8 million and $17.3 million, respectively, as of December 31, 2001 and $7.5 million and $11.9 million, respectively, as of December 31, 2000. The Company has the option to purchase this affiliate for nominal consideration. In addition, the Company has two joint ventures which it fully consolidates. There are no other off balance sheet structures.

CALCULATION OF FUNDS FROM OPERATIONS
Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund dividends and ongoing capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Income available to common shareholders                  $155,537   $148,271   $130,324
Adjustments:
Minority interest less preferred unit distributions         8,559     10,139      9,741
 Depreciation and amortization                            100,801     92,067     82,960
 Extraordinary item-loss on extinguishment on debt              -      2,103      1,145
 Gain on disposition of property                           (2,115)   (18,386)   (13,188)
                                                         --------   --------   --------
Funds from operations                                    $262,782   $234,194   $210,982
                                                         ========   ========   ========

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

The Company is exposed to market risk related to its Credit Facility and certain other indebtedness as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The interest on the Credit Facility and such other indebtedness is subject to fluctuations in the market.

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

If the interest rates for variable rate debt were 100 basis points higher or lower during 2001, the Company's interest expense would have been increased or decreased by approximately $600,000. If the interest rate for the fixed rate debt maturing in 2002 was 100 basis points higher or lower than its current rate of 6.6%, the Company's interest expense would be increased or decreased by approximately $400,000.

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

MANAGEMENT'S DISCUSSION OF FINANCIAL REPORTING RESPONSIBILITY
REPORTS OF ERNST & YOUNG LLP, INDEPENDENT
AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Management's Discussion of Financial Reporting Responsibility -
Liberty Property Trust
-------------------------------------------------------------
Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------
Financial Statements - Liberty Property Trust:
----------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2001 and 2000

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31,
  2001, 2000 and 1999

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31,
  2001, 2000 and 1999

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31,
  2001, 2000 and 1999

Notes to Consolidated Financial Statements - Liberty Property Trust

Financial Statement Schedule - Liberty Property Trust:
Schedule III - Real Estate and Accumulated Depreciation as of
  December 31, 2001

Management's Discussion of Financial Reporting Responsibility - Liberty Property Limited Partnership
-------------------------------------------------------------
Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------
Financial Statements - Liberty Property Limited Partnership:
------------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
   2001 and 2000

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 2001, 2000 and 1999

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 2001, 2000 and 1999

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended
   December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements - Liberty Property Limited
Partnership

Financial Statement Schedule - Liberty Property Limited Partnership:
Schedule III - Real Estate and Accumulated Depreciation as of
   December 31, 2001

MANAGEMENT'S DISCUSSION OF FINANCIAL REPORTING RESPONSIBILITY

The financial statements presented in this Annual Report have been prepared with integrity and are the responsibility of the management of Liberty Property Trust. These financial statements are prepared in conformity with accounting principles generally accepted in the United States and properly reflect certain estimates and judgments based upon the best available information. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

The Company's system of internal controls is designed to provide reasonable assurance as to the proper authorization of transactions, the safeguarding of Company assets and the accuracy and reliability of the financial records. This system is reviewed and modified in response to changing business conditions and operations, and as a result of recommendations by the external and internal auditors. In addition, the Company has distributed to its employees its policies for conducting business affairs in a lawful and ethical manner.

The accounting firm of Ernst & Young LLP has performed an independent audit of the Company's financial statements. Their audit was performed in accordance with auditing standards generally accepted in the United States. Management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.

The adequacy of the Company's internal controls and the accounting principles employed in financial reporting are under the general oversight of the Audit Committee of the Board of Trustees. The Audit Committee, consisting solely of outside Trustees, meets periodically with the external auditors, the internal auditors and representatives of management to discuss auditing and financial reporting matters. The external auditors and the internal auditors also have full and free access to meet privately with the Audit Committee.



/s/ WILLARD G. ROUSE III
---------------------------------------------
Willard G. Rouse III
Chairman of the Board of Trustees and Chief Executive Officer



/s/ GEORGE J. ALBURGER, JR.
---------------------------------------------
George J. Alburger, Jr.
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS




To The Board of Trustees and Shareholders
Liberty Property Trust



We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the "Trust") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 5, 2002

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
ASSETS
Real estate:
 Land and land improvements                                   $  467,311    $  443,057
 Buildings and improvements                                    2,874,903     2,754,356
 Less accumulated depreciation                                  (404,617)     (334,415)
                                                              ----------    ----------
Operating real estate                                          2,937,597     2,862,998

 Development in progress                                         252,789       208,486
 Land held for development                                       163,547       137,402
                                                              ----------    ----------
Net real estate                                                3,353,933     3,208,886

Cash and cash equivalents                                         19,390         4,638
Accounts receivable                                               15,470        12,624
Deferred financing and leasing costs,
 net of accumulated amortization
 (2001 $60,488; 2000 $59,071)                                     68,163        62,871
Prepaid expenses and other assets                                 95,869       107,336
                                                              ----------    ----------
Total assets                                                  $3,552,825    $3,396,355
                                                              ==========    ==========
LIABILITIES
Mortgage loans                                                $  340,131    $  362,025
Unsecured notes                                                1,345,000     1,095,000
Credit facility                                                   68,000       176,000
Convertible debentures                                                 -        70,871
Accounts payable                                                  19,057        15,672
Accrued interest                                                  31,392        29,478
Dividend payable                                                  47,577        43,220
Other liabilities                                                 83,852        84,515
                                                              ----------    ----------
Total liabilities                                              1,935,009     1,876,781

Minority interest                                                194,394       198,769

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value, 5,000,000
 shares authorized, issued and outstanding as of
 December 31, 2001 and 2000                                      120,814       120,814
Common shares of beneficial interest, $.001 par value,
 191,200,000 shares authorized, 73,721,045 (includes
 59,100 in treasury) and 68,272,079 (includes 59,100 in
 treasury) shares issued and outstanding as of
 December 31, 2001 and 2000, respectively                             74            68
Additional paid-in capital                                     1,336,350     1,223,191
Unearned compensation                                             (1,056)       (1,690)
Distributions in excess of net income                            (31,433)      (20,251)
Common shares in treasury, at cost, 59,100
 shares as of December 31, 2001 and 2000                          (1,327)       (1,327)
                                                              ----------    ----------
Total shareholders' equity                                     1,423,422     1,320,805
                                                              ----------    ----------
Total liabilities and shareholders' equity                    $3,552,825    $3,396,355
                                                              ==========    ==========

See accompanying notes.

             CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2001           2000           1999
                                              -----------    -----------    -----------
REVENUE
Rental                                         $  419,712     $  384,245     $  342,931
Operating expense reimbursement                   160,596        144,344        123,591
Interest and other                                  6,857          4,374          5,976
                                               ----------     ----------     ----------
Total revenue                                     587,165        532,963        472,498

EXPENSES
Rental property                                   111,310         97,181         87,415
Real estate taxes                                  56,578         51,558         42,024
Interest                                          112,006        108,295         99,663
General and administrative                         21,052         19,260         16,127
Depreciation and amortization                     102,626         93,472         84,464
                                               ----------     ----------     ----------

Total expenses                                    403,572        369,766        329,693
                                               ----------     ----------     ----------

Income before property dispositions,
 extraordinary item and minority
 interest                                         183,593        163,197        142,805
Gain on property dispositions                       2,115         18,386         13,188
                                               ----------     ----------     ----------

Income before extraordinary item
 and minority interest                            185,708        181,583        155,993

Extraordinary item-loss on
 extinguishment of debt                                 -          2,103          1,145
                                               ----------     ----------     ----------
Income before minority interest                   185,708        179,480        154,848

Minority interest                                  19,171         20,209         13,524
                                               ----------     ----------     ----------

Net income                                        166,537        159,271        141,324

Preferred share distributions                      11,000         11,000         11,000
                                               ----------     ----------     ----------
Income available to common shareholders        $  155,537     $  148,271     $  130,324
                                               ==========     ==========     ==========
Earnings per share
 Basic:
 Income before extraordinary item              $     2.19     $     2.23     $     1.98
 Extraordinary item                                     -          (0.03)         (0.02)
                                               ----------     ----------     ----------
 Income available to common shareholders       $     2.19     $     2.20     $     1.96
                                               ==========     ==========     ==========
 Diluted:
 Income before extraordinary item              $     2.15     $     2.20     $     1.97
 Extraordinary item                                     -          (0.03)         (0.02)
                                               ----------     ----------     ----------
 Income available to common shareholders       $     2.15     $     2.17     $     1.95
                                               ==========     ==========     ==========
Weighted average number of
 common shares outstanding
 Basic                                             71,184         67,442         66,495
 Diluted                                           73,580         68,173         66,727
                                               ==========     ==========     ==========

See accompanying notes.

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF LIBERTY PROPERTY TRUST
                                                         (IN THOUSANDS)

                                                                                 RETAINED
                                        COMMON                                   EARNINGS        COMMON
                                       SHARES OF    ADDITIONAL                 (DISTRIBUTIONS    SHARES       TOTAL
                           PREFERRED   BENEFICIAL    PAID-IN       UNEARNED     IN EXCESS OF    HELD IN   SHAREHOLDERS'
                             SHARES     INTEREST     CAPITAL     COMPENSATION    NET INCOME)    TREASURY     EQUITY
                           ---------   ----------  -----------   ------------  --------------   --------  -------------
 Shareholders' equity
 at January 1, 1999        $ 120,814   $     66    $1,168,663      $   (562)     $ (21,945)     $     -    $1,267,036

Net proceeds from the
 issuance of common
 shares                            -          1         8,593             -              -            -         8,594
Conversion of debentures           -          -        10,344             -              -            -        10,344
Unearned compensation              -          -             -          (181)             -            -          (181)
Net income                         -          -             -             -        141,324            -       141,324
Distributions on common
 shares                            -          -             -             -       (129,319)           -      (129,319)
Distributions on
 preferred shares                  -          -             -             -        (11,000)           -       (11,000)
Noncash compensation               -          -         2,171             -              -            -         2,171
Minority interest
 reclassification                  -          -         6,965             -              -            -         6,965
Purchase of treasury
 shares                            -          -             -             -              -       (1,327)       (1,327)
                           ---------   --------    ----------      --------      ---------      -------    ----------
Balance at December 31,
 1999                        120,814         67     1,196,736          (743)       (20,940)      (1,327)    1,294,607

Net proceeds from the
 issuance of common
 shares                            -          1        12,581             -              -            -        12,582
Conversion of debentures           -          -         2,605             -              -            -         2,605
Unearned compensation              -          -             -          (947)             -            -          (947)
Net income                         -          -             -             -        159,271            -       159,271
Distributions on
 common shares                     -          -             -             -       (147,582)           -      (147,582)
Distributions on
 preferred shares                  -          -             -             -        (11,000)           -       (11,000)
Noncash compensation               -          -         3,024             -              -            -         3,024
Minority interest
 reclassification                  -          -         8,245             -              -            -         8,245
                           ---------   --------    ----------      --------      ---------      -------    ----------
Balance at December 31,
 2000                        120,814         68     1,223,191        (1,690)       (20,251)      (1,327)    1,320,805

Net proceeds from the
 issuance of common
 shares                            -          6        31,532             -              -            -        31,538
Conversion of debentures           -          -        70,209             -              -            -        70,209
Unearned compensation              -          -             -           634              -            -           634
Net income                         -          -             -             -        166,537            -       166,537
Distributions on
 common shares                     -          -             -             -       (166,719)           -      (166,719)
Distributions on
 preferred shares                  -          -             -             -        (11,000)           -       (11,000)
Noncash compensation               -          -         1,488             -              -            -         1,488
Minority interest
 reclassification                  -          -         9,930             -              -            -         9,930
                           ---------   --------    ----------      --------      ---------      -------    ----------
Balance at December 31,
 2001                      $ 120,814   $     74    $1,336,350      $ (1,056)     $ (31,433)     $(1,327)   $1,423,422
                           =========   ========    ==========      ========      =========      =======    ==========

See accompanying notes.

           CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                     (IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                         2001        2000        1999
                                                      ---------   ---------   ---------
OPERATING ACTIVITIES
Net income                                            $ 166,537   $ 159,271   $ 141,324
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                         102,626      93,472      84,464
  Amortization of deferred financing costs                4,016       3,888       4,951
  Minority interest in net income                        19,171      20,209      13,524
  Gain on property dispositions                          (2,115)    (18,386)    (13,188)
  Noncash compensation                                    2,122       2,077       1,990
Changes in operating assets and liabilities:
  Accounts receivable                                    (2,846)        764          40
  Prepaid expenses and other assets                       9,550     (44,646)    (20,722)
  Accounts payable                                        3,385          73      (2,654)
  Accrued interest                                        1,914       7,056       4,159
  Other liabilities                                        (663)     16,957      (1,467)
                                                      ---------   ---------   ---------
Net cash provided by operating activities               303,697     240,735     212,421
                                                      ---------   ---------   ---------
INVESTING ACTIVITIES
Investment in properties                                (57,332)   (118,735)    (98,072)
Proceeds from disposition of properties/land            151,604     117,009     114,137
Investment in development in progress                  (255,333)   (177,380)   (175,447)
Investment in land held for development                 (54,002)   (111,685)    (63,836)
Increase in deferred leasing costs                      (18,135)    (17,959)    (15,560)
                                                      ---------   ---------   ---------
Net cash used in investing activities                  (233,198)   (308,750)   (238,778)
                                                      ---------   ---------   ---------
FINANCING ACTIVITIES
Net proceeds from issuance of common shares              31,538      12,582       8,594
Net proceeds from issuance of preferred units                 -      19,461      93,055
Purchase of treasury shares                                   -           -      (1,327)
Retirement of convertible debentures                       (597)    (10,914)     (6,645)
Proceeds from issuance of unsecured notes               250,000     200,000     385,000
Repayments of unsecured notes                                 -     (90,000)    (45,000)
Repayments of mortgage loans                            (31,782)    (15,218)    (42,217)
Proceeds from credit facility                           305,200     541,000     162,024
Repayments on credit facility                          (413,200)   (412,000)   (379,024)
Increase in deferred financing costs                     (3,758)     (6,592)     (5,220)
Distributions paid on common shares                    (162,118)   (143,560)   (124,033)
Distributions paid on preferred shares                  (11,000)    (11,000)    (11,000)
Distributions paid on units                             (20,030)    (20,170)    (13,177)
                                                      ---------   ---------   ---------
Net cash (used) provided by financing activities        (55,747)     63,589      21,030
                                                      ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents         14,752      (4,426)     (5,327)
Cash and cash equivalents at beginning of year            4,638       9,064      14,391
                                                      ---------   ---------   ---------

Cash and cash equivalents at end of year              $  19,390   $   4,638   $   9,064
                                                      =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                          $  33,567   $  31,021   $  18,527
Acquisition of properties                                (9,888)     (2,419)     (3,818)
Assumption of mortgage loans                              9,888       2,419       3,818
Conversion of convertible debentures                     70,209       2,605      10,344
                                                      =========   =========   =========

See accompanying notes.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
                           LIBERTY PROPERTY TRUST

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.9% of the common equity of the Operating Partnership at December 31, 2001. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Trust, the Operating Partnership, the Operating
Partnership's consolidated subsidiaries and consolidated joint ventures. All significant intercompany transactions and accounts have been eliminated.

Reclassifications

Certain amounts from prior years have been restated to conform to current-year presentation.

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

        Buildings and improvements         40 years
        Equipment                          5-10 years
        Tenant improvements                Term of the related lease

Expenditures directly related to acquisition, or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2001 and 2000, none of the Company's assets were considered impaired.

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

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

                                FOR THE YEAR ENDED DECEMBER 31, 2001      FOR THE YEAR ENDED DECEMBER 31, 2000
                               -------------------------------------     -------------------------------------
                                              WEIGHTED                                  WEIGHTED
                                              AVERAGE                                   AVERAGE
                                 INCOME        SHARES      PER-SHARE       INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------     -----------  -------------  ---------
Net income                      $ 166,537                                 $ 159,271
Less: Preferred dividends         (11,000)                                  (11,000)
                                ---------                                 ---------
Basic income per common share
Income available to
  common shareholders             155,537      71,184       $ 2.19          148,271       67,442       $ 2.20
                                                            ======                                     ======

Dilutive shares for long-term
  compensation plans                    -       1,062                             -          731
Convertible debentures              2,587       1,334                             -            -
                                ---------     -------                     ---------      -------

Diluted income per common share
Income available to common
 shareholders and assumed
 conversions                    $ 158,124      73,580       $ 2.15        $ 148,271       68,173       $ 2.17
                                =========     =======       ======        =========      =======       ======



                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                ------------------------------------
                                              WEIGHTED
                                              AVERAGE
                                 INCOME        SHARES      PER-SHARE
                               (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ---------
Net income                      $ 141,324
Less: Preferred dividends         (11,000)
                                ---------

Basic income per common share
Income available to
  common shareholders             130,324      66,495       $ 1.96
                                                            ======

Dilutive shares for long-term
  compensation plans                    -         232
                                ---------     -------

Diluted income per common share
Income available to common
 shareholders and assumed
 conversions                    $ 130,324      66,727       $ 1.95
                                =========     =======       ======

Basic income per common share for the years ended December 31, 2001, 2000 and 1999, would be $2.20, $2.19 and $1.96 calculated as if the debenture conversions which occurred in 2001, 2000 and 1999 had occurred on January 1, 2001, 2000 and 1999, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income (95% for the years prior to January 1, 2001), as defined in the Code, to its shareholders and satisfies certain other requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

The Company is subject to certain state and local income, excise and franchise taxes. The provision for such taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated since it is not material.

The Federal tax cost basis of the real estate at December 31, 2001 was approximately $3.6 billion.

Impact of Recently Issued Accounting Standards

On June 29, 2001 the FASB issued Statement No. 141, "Business Combinations", which became effective for all business combinations initiated after June 30, 2001. In addition Statement No. 142, "Goodwill and Other Intangible Assets", was issued, which became effective January 1, 2002. The Company does not anticipate that these standards will have a material effect on its results of operations or financial position.

In October of 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the financial accounting and reporting of long-lived assets and for the disposition of long-lived assets. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of this standard will have a material effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 2001 and 2000, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                  LAND        BUILDINGS
                                AND LAND         AND                   ACCUMULATED
                              IMPROVEMENTS   IMPROVEMENTS    TOTAL     DEPRECIATION
                              ------------   ------------  ----------  ------------
2001:
Industrial properties          $  235,053     $1,343,690   $1,578,743   $  191,509
Office properties                 232,258      1,531,213    1,763,471      213,108
                               ----------     ----------   ----------   ----------
2001 Total                     $  467,311     $2,874,903   $3,342,214   $  404,617
                               ==========     ==========   ==========   ==========
2000:
Industrial properties          $  220,406     $1,277,797   $1,498,203   $  161,931
Office properties                 222,651      1,476,559    1,699,210      172,484
                               ----------     ----------   ----------   ----------
2000 Total                     $  443,057     $2,754,356   $3,197,413   $  334,415
                               ==========     ==========   ==========   ==========

Depreciation expense was $88.2 million in 2001, $82.2 million in 2000, and $74.8 million in 1999.

As of December 31, 2001, the Company has commenced development on 43 properties, which upon completion are expected to comprise approximately
3.6 million square feet of leaseable space. As of December 31, 2001, approximately $252.8 million has been expended for the development of these projects and an additional $135.4 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 2001, 2000, and 1999, the fees for these services were $600,000 per year. The Company had accounts receivable and a loan receivable from Rouse Kent Limited and affiliates with balances of $3.8 million and $17.3 million, respectively, as of December 31, 2001 and $7.5 million and $11.9 million, respectively, as of December 31, 2000. The Company has the option to purchase this affiliate for nominal consideration.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the Credit Facility, as defined below, and convertible debentures (which matured in 2001). The weighted average interest rates for the years ended December 31, 2001, 2000, and 1999, were approximately 7.5%, 7.6%, and 7.3%, respectively. Interest expense for the years ended December 31, 2001, 2000, and 1999, aggregated $112.0 million, $108.3 million, and
$99.7 million, respectively. Interest costs during these periods of $22.3 million, $17.8 million, and $15.3 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2001, 2000, and 1999, was $128.4 million, $115.1 million, and $105.8 million, respectively.

Some of the debt agreements are subject to financial covenants.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2002 to 2012 are collateralized by and in some instances cross-collateralized by properties with a book value of $503.9 million.

As of December 31, 2001, $340.1 million in mortgage loans and $1,345.0 million in unsecured notes were outstanding. The interest rates on $1,669.8 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $15.3 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.9 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates are as follows(in thousands):

               MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES    NOTES (1)       TOTAL      INTEREST RATE
           ------------   ----------    ----------   -----------   -------------
2002        $  8,066       $      -     $  100,000    $  108,066         6.7%
2003           8,092         26,606         50,000        84,698         7.3%
2004           8,168         25,898        100,000       134,066         6.9%
2005           7,090        115,039              -       122,129         7.6%
2006           5,001         30,079        100,000       135,080         7.2%
2007           4,543              -        100,000       104,543         7.3%
2008           4,238         29,268              -        33,506         7.2%
2009           2,146         42,051        270,000       314,197         7.8%
2010           1,348              -        200,000       201,348         8.5%
2011           1,099          3,533        250,000       254,632         7.3%
2012             192         17,674              -        17,866         7.7%
2013               -              -         75,000        75,000         6.4%
2018               -              -        100,000       100,000         7.5%
            --------       --------     ----------    ----------       ------
            $ 49,983       $290,148     $1,345,000    $1,685,131         7.4%
            ========       ========     ==========    ==========       ======

(1) The $75,000 of unsecured notes due 2013 is putable in 2003.

Credit Facility

The Credit Facility is a $450 million unsecured credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates, based on senior debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's") and Fitch, Inc. ("Fitch"). The current ratings for the Company's senior unsecured debt are Baa2, BBB, and BBB from Moody's, Standard & Poor's, and Fitch, respectively. At these ratings, the current interest rate on the Credit Facility is 105 basis points over the LIBOR Rate (3.3% at December 31, 2001). The rate for the Credit Facility at December 31, 2000 was 7.7%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on April 25, 2003.

Convertible Debentures

The Convertible Debentures, which matured on July 1, 2001, were exchangeable for Common Shares of beneficial interest of the Trust (the

"Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments. The initial interest rate on the Convertible Debentures was 8.0% and increased with the increases in the distribution payment on the Company's Common Shares. At December 31, 2000, the effective interest rate on the Convertible Debentures was 11.4%.

In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares, preferred shares or Convertible Debentures. There were no repurchases during 2001. In 2000 and 1999, the Company repurchased $10.9 million and $6.6 million principal amount of the Convertible Debentures, respectively. The repurchase of the Convertible Debentures in 2000 and 1999 resulted in the recognition of an extraordinary loss of $2.1 million and $1.1 million, respectively.
These losses represent the redemption premiums and the write-off of related deferred financing costs. At December 31, 2000, the Convertible Debentures were convertible into 3,543,550 Common Shares.

The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 2001, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

        2002                 $  388,912
        2003                    339,337
        2004                    294,388
        2005                    237,829
        2006                    178,661
        Thereafter              518,259
                             ----------
        TOTAL                $1,957,386
                             ==========

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

7.  SHAREHOLDERS' EQUITY

Common Shares

The Company paid to holders of Common Shares and holders of Common Units, distributions of $171.5 million, $153.7 million, and $133.4 million, during the years ended December 31, 2001, 2000, and 1999, respectively. On a per share basis, the Company paid Common Share distributions of $2.30, $2.13, and $1.87 during the years ended December 31, 2001, 2000, and 1999, respectively.

For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

                                2001           2000           1999
                               ------         ------         ------
Return of capital                  -              -              -
Ordinary income                 95.0%          99.5%         100.0%
Capital gains                    5.0%            .5%             -

The Company's federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.

Treasury Shares

In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares, preferred shares (as defined below) or Convertible Debentures. To date, the Company has repurchased 59,100 of its Common Shares for $1.3 million.

Preferred Shares

The Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") are non-voting and have a liquidation preference of $25.00 per share. On or after July 30, 2002, the Preferred Shares may be redeemed for cash at the option of the Company.

The Company paid preferred share distributions of $11.0 million for each of the three years ended December 31, 2001, 2000 and 1999. On a per share basis, the Company paid preferred share distributions of $2.20 for each of the three years ended December 31, 2001, 2000, and 1999.

For federal income tax purposes, the following table summarizes the portions of the preferred shares distributions relating to return of capital, ordinary income and capital gains:

                                2001           2000           1999
                               ------         ------         ------
Return of capital                  -              -              -
Ordinary income                 95.1%          99.5%         100.0%
Capital gains                    4.9%            .5%             -

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company, certain subsequent acquisitions, and the sale of preferred units. In addition, minority interest includes a $6.2 million joint venture investment in the United Kingdom. No common units were issued in connection with acquisitions in 1999, 2000 or 2001. The common limited partnership interests outstanding as of December 31, 2001 have the same economic characteristics as would 3,920,271 Common Shares. The interests in the Limited Partnership share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust.

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

The Company paid Preferred Unit distributions of $10.6 million, $10.1 million and $3.8 million during the years ended December 31, 2001, 2000 and 1999, respectively. On a per unit basis, the Company paid Preferred Unit distributions of $2.31 per unit on the Series B Preferred Units and $2.28 per unit on the Series C Preferred Units during the year ended December 31, 2001 and $2.31 per unit on the Series B Preferred Units and $1.60 per unit on the Series C Preferred Units for the year ended December 31, 2000. During 1999, the Company paid $1.00 per unit on the Series B Preferred Units.

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

Dividend Reinvestment Plan

The Company has instituted a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2001, 2000, and 1999, 482,822, 330,612, and 367,263 Common Shares,
respectively, were issued through the Dividend Reinvestment and Share Purchase Plan.

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

The Company's Share Incentive Plan ("Share Incentive Plan"), as amended, has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 9,926,256 shares of the Company's Common Shares. All options granted have 10-year terms and vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999:

                                        2001        2000       1999
                                      --------    --------   --------
Risk-free interest rate                  5.0%        6.2%       6.6%
Dividend yield                           7.9%        8.0%       8.4%
Volatility factor                       .175        .179       .174
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

For purposes of pro forma disclosures, the estimated fair value of the options determined according to the Black-Scholes option pricing model is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):

                                        2001        2000       1999
                                      --------    --------   --------
Pro forma income available to
   common shareholders                $153,921    $146,828   $129,317

Pro forma income per common share:

   Basic                              $   2.16    $   2.18   $   1.94
   Diluted                            $   2.13    $   2.15   $   1.94

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company's share option activity, and related information for the years ended December 31, 2001, 2000, and 1999 follows:

                                      2001               2000                1999
                               -----------------   -----------------   ------------------
                                        WEIGHTED            WEIGHTED             WEIGHTED
                                        AVERAGE             AVERAGE              AVERAGE
                               OPTIONS  EXERCISE   OPTIONS  EXERCISE   OPTIONS   EXERCISE
                               (000s)    PRICE     (000s)    PRICE     (000s)     PRICE
                               -------  --------   -------  --------   --------- --------
Outstanding-beginning of year   4,799   $ 22.78     3,536   $ 22.60     2,745    $ 22.75
Granted                         1,014     26.97     1,522     22.79       920      22.00
Exercised                        (855)    21.86      (223)    21.23      (129)     21.56
Forfeited                         (11)    22.69       (36)    20.70         -          -
                               ------   -------    ------   -------    ------    -------
Outstanding-end of year         4,947   $ 23.86     4,799   $ 22.78     3,536    $ 22.60
                               ======   =======    ======   =======    ======    =======

Exercisable at end of year      3,393   $ 22.71     2,512   $ 22.30     1,873    $ 21.45

Weighted-average fair
 value of options granted
 during the year               $ 1.45              $ 1.55              $ 1.37

Exercise prices for options outstanding as of December 31, 2001 ranged from $19.75 to $29.41. The weighted-average remaining contractual life of those options is 7.2 years.

An additional 3,376,088, 968,676, and 2,580,168 Common Shares were reserved for issuance for future grants from the Share Incentive Plan at December 31, 2001, 2000 and 1999, respectively.

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

10.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  2001       2001      2001      2001       2000      2000       2000      2000
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $106,592  $105,775   $104,759  $102,586   $100,296  $ 97,152   $ 94,825  $ 91,972
                                ========  ========   ========  ========   ========  ========   ========  ========
Income before extraordinary
 item and minority interest       45,374    47,089     47,299    45,946     47,195    45,183     45,782    43,423
                                ========  ========   ========  ========   ========  ========   ========  ========
Extraordinary item-loss on
 extinguishment of debt                -         -          -         -          -         -        228     1,875
                                ========  ========   ========  ========   ========  ========   ========  ========
Income before
 minority interest                45,374    47,089     47,299    45,946     47,195    45,183     45,554    41,548
                                ========  ========   ========  ========   ========  ========   ========  ========
Income available to
 common shareholders              37,952    39,564     39,655    38,366     39,230    37,341     37,581    34,119
                                ========  ========   ========  ========   ========  ========   ========  ========
Income per common share before
 extraordinary item -
 basic                          $   0.52  $   0.54   $   0.56  $   0.56   $   0.58  $   0.55   $   0.56  $   0.54
                                ========  ========   ========  ========   ========  ========   ========  ========
Income per common share before
 extraordinary item -
 diluted                        $   0.51  $   0.53   $   0.56  $   0.55   $   0.57  $   0.54   $   0.55  $   0.53
                                ========  ========   ========  ========   ========  ========   ========  ========

11.   SEGMENT INFORMATION

The Company operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments:
Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

FOR THE YEAR ENDED DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                           SE       New    Lehigh              The    Jackson-  Minne-              All
                        Pennsyl.  Jersey   Valley  Virginia Carolinas   ville    sota   Michigan   Others      Total
                        -------- -------- -------- -------- --------- -------- -------- --------  --------  ----------
Real estate-
 related revenues       $171,947 $ 44,982 $ 57,645 $ 45,712 $ 45,345  $ 45,257 $ 48,753 $ 60,541  $ 60,126   $ 580,308
Rental property
 expenses and
 real estate taxes        49,345   14,353   13,924   11,336   12,721    11,907   18,357   19,622    16,323     167,888
                        -------- -------- -------- -------- --------  -------- -------- --------  --------   ---------
Property-level net
 operating income        122,602   30,629   43,721   34,376   32,624    33,350   30,396   40,919    43,803     412,420

Other income/
 expenses, net                                                                                                 228,827
                                                                                                             ---------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                         183,593

Gain on property
 dispositions                                                                                                    2,115

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                                -

Minority interest                                                                                               19,171

Preferred distributions                                                                                         11,000
                                                                                                             ---------

Income available to
 common shareholders                                                                                         $ 155,537
                                                                                                             =========

FOR THE YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                           SE       New    Lehigh              The    Jackson-  Minne-              All
                        Pennsyl.  Jersey   Valley  Virginia Carolinas   ville    sota   Michigan   Others      Total
                        -------- -------- -------- -------- --------- -------- -------- --------  --------  ----------
Real estate-
 related revenues       $147,519 $ 42,794 $ 50,709 $ 42,956 $ 41,542  $ 42,764 $ 42,556 $ 57,353  $ 60,396   $ 528,589
Rental property
 expenses and
 real estate taxes        40,954   13,132   11,041    9,674   11,391    10,487   16,339   19,710    16,011     148,739
                        -------- -------- -------- -------- --------  -------- -------- --------  --------   ---------
Property-level net
 operating income        106,565   29,662   39,668   33,282   30,151    32,277   26,217   37,643    44,385     379,850

Other income/
 expenses, net                                                                                                 216,653
                                                                                                             ---------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                         163,197

Gain on property
 dispositions                                                                                                   18,386

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                            2,103

Minority interest                                                                                               20,209

Preferred distributions                                                                                         11,000
                                                                                                             ---------

Income available to
 common shareholders                                                                                         $ 148,271
                                                                                                             =========

FOR THE YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                           SE       New    Lehigh              The    Jackson-  Minne-              All
                        Pennsyl.  Jersey   Valley  Virginia Carolinas   ville    sota   Michigan   Others      Total
                        -------- -------- -------- -------- --------- -------- -------- --------  --------  ----------
Real estate-
 related revenues       $121,060 $ 42,604 $ 44,346 $ 40,114 $ 37,810  $ 40,979 $ 34,286 $ 50,806  $ 54,517   $ 466,522
Rental property
 expenses and
 real estate taxes        33,688   12,811    9,588    8,368   11,341     9,968   12,110   17,166    14,399     129,439
                        -------- -------- -------- -------- --------  -------- -------- --------  --------   ---------
Property-level net
 operating income         87,372   29,793   34,758   31,746   26,469    31,011   22,176   33,640    40,118     337,083

Other income/
 expenses, net                                                                                                 194,278
                                                                                                             ---------
Income before property
 dispositions,
 extraordinary items,
 and minority interest                                                                                         142,805

Gain on property
 dispositions                                                                                                   13,188

Extraordinary item-loss
 on extinguishment of debt                                                                                       1,145

Minority interest                                                                                               13,524

Preferred distributions                                                                                         11,000
                                                                                                             ---------
Income available to
 common shareholders                                                                                         $ 130,324
                                                                                                             =========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       ----------------------------------
                                                                    2001        2000        1999
                                                                 ---------   ----------  ----------
Total real estate-related revenues for reportable segments       $ 580,308    $ 528,589   $ 466,522
Interest and other                                                   6,857        4,374       5,976
                                                                 ---------    ---------   ---------
Total revenues                                                   $ 587,165    $ 532,963   $ 472,498
                                                                 =========    =========   =========

PRODUCT TYPE INFORMATION                                             REAL ESTATE-RELATED REVENUES
----------------------------------------------------------       ----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                    2001        2000        1999
                                                                 ---------    ---------   ---------
Industrial                                                       $ 260,232    $ 239,384   $ 225,988
Office                                                             320,076      289,205     240,534
                                                                 ---------    ---------   ---------
Total real estate-related revenues                               $ 580,308    $ 528,589   $ 466,522
                                                                 =========    =========   =========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
-----------------------------------------------------------------------------------------------------------------------
                     SE        New      Lehigh                The    Jackson-   Minne-              All
                   Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville     sota    Michigan   Others      Total
                   --------  --------  --------  --------  --------- --------  --------  --------  --------  ----------
January 1, 2001    $819,122  $252,953  $291,242  $303,036  $269,496  $302,523  $236,212  $354,120  $368,709  $3,197,413
Additions            93,719    12,761    32,078    32,500     8,778    13,040    26,451    48,045    27,072     294,444
Dispositions         (2,776)  (15,704)   (2,837)   (6,867)  (78,290)  (16,900)        -         -   (26,269)   (149,643)
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

December 31, 2001  $910,065  $250,010  $320,483  $328,669  $199,984  $298,663  $262,663  $402,165  $369,512  $3,342,214
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

Accumulated depreciation                                                                                       (404,617)
Development in progress                                                                                         252,789
Land held for development                                                                                       163,547
Other assets                                                                                                    198,892
                                                                                                             ----------
Total assets December 31, 2001                                                                               $3,552,825
                                                                                                             ==========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
-----------------------------------------------------------------------------------------------------------------------
                     SE        New      Lehigh                The    Jackson-   Minne-               All
                   Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville     sota    Michigan   Others     Total
                   --------  --------  --------  --------  --------- --------  --------  --------  --------  ----------
January 1, 2000    $733,465  $262,102  $271,606  $301,997  $250,708  $273,763  $213,276  $333,866  $363,897  $3,004,680
Additions           111,752     3,841    19,636    18,531    24,797    28,760    22,936    29,521    32,289     292,063
Dispositions        (26,095)  (12,990)        -   (17,492)   (6,009)        -         -    (9,267)  (27,477)    (99,330)
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

December 31, 2000  $819,122  $252,953  $291,242  $303,036  $269,496  $302,523  $236,212  $354,120  $368,709  $3,197,413
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

Accumulated depreciation                                                                                       (334,415)
Development in progress                                                                                         208,486
Land held for development                                                                                       137,402
Other assets                                                                                                    187,469
                                                                                                             ----------
Total assets December 31, 2000                                                                               $3,396,355
                                                                                                             ==========

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES
10, 20 Liberty Boulevard                Malvern, PA          $          -  $    724,058 $            -  $    5,126,705
420 Lapp Road                           Malvern, PA                 *         1,054,418              -       6,459,690
747 Dresher Road                        Horsham, PA                     -     1,607,238              -       4,115,110
45-67 Great Valley Parkway              Malvern, PA                 *           795,143              -       3,143,793
40 Valley Stream Parkway                Malvern, PA                 *           322,918              -       2,279,699
50 Valley Stream Parkway                Malvern, PA                     -       323,971              -       2,231,098
20 Valley Stream Parkway                Malvern, PA                 *           465,539              -       5,037,619
800 Town Center Drive                   Langhorne, PA                   -     1,617,150              -       9,251,450
9, 15, 25 Great Valley Parkway          Malvern, PA                 *         1,837,050              -      15,003,095
257-275 Great Valley Parkway            Malvern, PA                 *           504,611              -       4,365,308
300 Technology Drive                    Malvern, PA                     -       368,626              -       1,328,616
277-293 Great Valley Parkway            Malvern, PA                     -       530,729              -       2,064,978
311 Technology Drive                    Malvern, PA                     -       397,131              -       2,240,723
325 Technology Drive                    Malvern, PA                 *           376,444              -       1,871,527
7 Great Valley Parkway                  Malvern, PA                 *           176,435              -       4,471,173
55 Valley Stream Parkway                Malvern, PA                     -       215,005              -       3,374,440
65 Valley Stream Parkway                Malvern, PA                 *           381,544              -       5,039,109
508 Lapp Road                           Malvern, PA                 *           331,392              -       1,862,252
10 Valley Stream Parkway                Malvern, PA                 *           509,075              -       3,005,594
333 Phoenixville Pike                   Malvern, PA             1,947,981       523,530              -       2,917,373
30 Great Valley Parkway                 Malvern, PA                     -       128,126              -         385,499
75 Great Valley Parkway                 Malvern, PA                     -       143,074              -         698,629
27-43 Great Valley Parkway              Malvern, PA                 *           448,775              -       2,202,097
77-123 Great Valley Parkway             Malvern, PA                 *           887,664              -       4,863,790
260 Great Valley Parkway                Malvern, PA                     -       203,916              -       1,147,879
256 Great Valley Parkway                Malvern, PA                 *           161,098              -       1,785,718
205 Great Valley Parkway                Malvern, PA                 *         1,368,259              -      10,203,456
12,14,16 Great Valley Parkway           Malvern, PA                     -       130,689              -       1,282,818
155 Great Valley Parkway                Malvern, PA                 *           625,147              -       2,298,137
333 Technology Drive                    Malvern, PA                 *           157,249              -       2,326,168
510 Lapp Road                           Malvern, PA                 *           356,950              -         926,587
181 Wheeler Court                       Langhorne, PA                   -       260,000      1,940,000         292,306
1100 Wheeler Way                        Langhorne, PA                   -       150,000      1,100,000          90,716
60 Morehall Road                        Malvern, PA                     -       865,424      9,285,000       4,759,002
905 Airport Road                        West Chester, PA                -     1,715,000      5,185,000         720,487
1 Country View Road                     Malvern, PA                     -       400,000      3,600,000         473,511
2151 Cabot Boulevard                    Langhorne, PA               *           384,100      3,456,900         242,541
170 South Warner Road                   King of Prussia, PA             -       547,800      3,137,400       2,241,631
190 South Warner Road                   King of Prussia, PA             -       552,200      3,162,600       1,376,002
507 Prudential Road                     Horsham, PA                 *           644,900      5,804,100       4,431,793
100 Witmer Road                         Horsham, PA             8,291,833     3,102,784              -      11,820,398
3100 Horizon Drive                      King of Prussia, PA             -       601,956              -       2,004,238
3300 Horizon Drive                      King of Prussia, PA             -       566,403              -       3,404,308
3500 Horizon Drive                      King of Prussia, PA             -     1,204,839              -       2,611,592
200 Chesterfield Parkway                Malvern, PA                     -       495,893      2,739,093         288,204
767 Electronic Drive                    Horsham, PA                 *         1,229,685              -       2,764,409
132 Welsh Road                          Horsham, PA                     -     1,333,642              -       3,762,707
5 Country View Road                     Malvern, PA                 *           785,168      4,678,632         148,617
3200 Horizon Drive                      King of Prussia, PA         *           928,637              -       4,300,975
3000 Horizon Drive                      King of Prussia, PA         *         1,191,449              -       2,295,450
111-195 Witmer Road                     Horsham, PA                     -       407,005      3,129,058        (105,055)
300 Welsh Road - Building 3             Horsham, PA                     -       180,459      1,441,473         205,063
300 Welsh Road - Building 4             Horsham, PA                     -       282,493      2,256,508       1,075,640
8801 Tinicum Boulevard                  Philadelphia, PA                -     2,474,031              -      43,589,271
440 East Swedesford Road                King of Prussia, PA             -       717,001      4,816,121       1,568,329
460 East Swedesford Road                King of Prussia, PA             -       705,317      4,737,487         620,063
50 Morehall Road                        Malvern, PA                     -       849,576              -      13,043,717
2 Walnut Grove Drive                    Horsham, PA                     -     1,281,870      7,767,374         818,731
5 Walnut Grove Drive                    Horsham, PA                     -     1,065,951              -       9,232,036
200 Gibraltar Road                      Horsham, PA                     -       638,513      5,811,323         731,720
220 Gibraltar Road                      Horsham, PA                     -       629,944      5,733,228       1,053,047
240 Gibraltar Road                      Horsham, PA                     -       629,944      5,733,234          52,724
151 South Warner Road                   King of Prussia, PA             -     1,218,086      6,937,866         198,370
1 Walnut Grove Drive                    Horsham, PA                     -     1,058,901      5,343,606       1,041,557
3604 Horizon Drive                      King of Prussia, PA             -       397,178              -       1,568,644
3606 Horizon Drive                      King of Prussia, PA             -       789,409              -       1,940,816
650 Swedesford Road                     King of Prussia, PA             -       952,911      6,722,830       7,554,683
680 Swedesford Road                     King of Prussia, PA             -       952,361      6,722,830       7,262,938
761 Fifth Avenue                        King of Prussia, PA             -       256,463      2,061,468         514,373
771 Fifth Avenue                        King of Prussia, PA             -       152,456      1,256,908         261,681
1 Great Valley Parkway                  Malvern, PA                     -       419,460      3,792,570         329,957
5 Great Valley Parkway                  Malvern, PA                     -       684,200      6,181,661         468,075
311 Sinclair Road                       Bristol, PA                     -       277,901      1,576,906          17,598
1001 Cedar Hollow Road                  Malvern, PA                     -     1,436,814              -      16,047,698
3 Country View Road                     Malvern, PA                     -       814,278              -       4,946,433
425 Technology Drive                    Malvern, PA                     -       191,114              -       1,840,489
375 Technology Drive                    Malvern, PA                     -       191,114              -       1,770,217
45 Liberty Boulevard                    Malvern, PA                     -     4,380,221              -      15,082,343
100 Chesterfield Parkway                Malvern, PA                     -     1,320,625              -       6,608,193


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
181-187 Gibraltar Road                  Horsham, PA                     -       360,549      3,259,984         477,083
104 Rock Road                           Horsham, PA                     -       330,111      2,981,669         114,323
123-135 Rock Road                       Horsham, PA                     -       292,360      2,411,677         668,417
111-159 Gibraltar Road                  Horsham, PA                     -       489,032      4,126,151         349,953
161-175 Gibraltar Road                  Horsham, PA                     -       294,673      2,663,722         526,676
103-109 Gibraltar Road                  Horsham, PA                     -       270,906      2,448,500         580,022
261-283 Gibraltar Road                  Horsham, PA                 *           464,871      3,951,972          96,999
210-223 Witmer Road                     Horsham, PA                     -       270,282      2,441,276       1,456,990
231-237 Gibraltar Road                  Horsham, PA                 *           436,952      3,948,963         356,887
100 Gibraltar Road                      Horsham, PA                     -        38,729        349,811           8,621
101 Gibraltar Road                      Horsham, PA                     -       651,990      5,888,989         208,080
506 Prudential Road                     Horsham, PA                     -       208,140        895,470         618,275
113-123 Rock Road                       Horsham, PA                     -       351,072      3,171,001         234,092
101-111 Rock Road                       Horsham, PA                     -       350,561      3,166,389         235,823
120 Gibraltar Road                      Horsham, PA                     -       533,142      4,830,515         144,767
110 Gibraltar Road                      Horsham, PA                     -       673,041      5,776,369         294,259
100-107 Lakeside Drive                  Horsham, PA                     -       239,528      2,163,498         596,142
200-264 Lakeside Drive                  Horsham, PA                     -       502,705      4,540,597         433,681
300-309 Lakeside Drive                  Horsham, PA                     -       369,475      3,338,761       1,453,109
400-445 Lakeside Drive                  Horsham, PA                     -       543,628      4,910,226       1,532,203
104 Witmer Road                         Horsham, PA                     -     1,248,148              -       1,048,517
201 Gibraltar Road                      Horsham, PA                     -       380,127      3,433,433       1,033,874
3600 Horizon Drive                      King of Prussia, PA             -       236,432      1,856,252          15,352
3602 Horizon Drive                      King of Prussia, PA             -       217,734      1,759,489          95,452
3 Franklin Plaza                        Philadelphia, PA                -     2,483,144              -      32,056,688
400-500 Brandywine Parkway              West Chester, PA                -       845,846      6,809,025         364,083
600 Brandywine Parkway                  West Chester, PA                -       664,899      5,352,410         558,165
2700 Horizon Drive                      King of Prussia, PA             -       764,370              -       3,673,277
2900 Horizon Drive                      King of Prussia, PA             -       679,440              -       3,503,064
2500 Renaissance Boulevard              King of Prussia, PA             -       509,580              -       2,420,478
2300 Renaissance Boulevard              King of Prussia, PA             -       509,580              -       2,683,201
719 Dresher Road                        Horsham, PA                 *           493,426      2,812,067         197,283
2100 Renaissance Boulevard              King of Prussia, PA             -     1,110,111              -       9,324,220
4 Walnut Grove                          Horsham, PA                 *         2,515,115              -       7,324,883
2250 Hickory Road                       Plymouth Meeting, PA    5,735,000     1,015,851      9,175,555         941,468
3400 Horizon Drive                      King of Prussia, PA             -       776,496      3,139,068         973,848
300 Welsh Road                          Horsham, PA                     -       696,061      3,339,991          49,629
600 Chesterfield Parkway                Malvern, PA                     -     2,013,750              -       8,135,324
700 Chesterfield Parkway                Malvern, PA                     -     2,013,750              -       8,096,150
6 Terry Drive                           Newtown, PA                     -       622,029      2,228,851          21,322
2520 Renaissance Boulevard              King of Prussia, PA             -     1,020,000              -       4,158,257
18 Great Valley Parkway                 Malvern, PA                     -       394,036      3,976,221          35,251
700 Dresher Road                        Horsham, PA                     -     2,551,777      3,020,638       3,091,849
2201 Renaissance Boulevard              King of Prussia, PA             -             -              -      15,150,120
2540 Renaissance Boulevard              King of Prussia, PA             -             -              -       1,651,574
2560 Renaissance Boulevard              King of Prussia, PA             -             -              -       3,729,254
1501-1513 Grundy's Lane                 Bristol, PA                     -             -              -       3,056,112
11 Great Valley Parkway                 Malvern, PA                     -       496,297              -       3,257,650
680 Blair Mill Road                     Horsham, PA                     -     3,527,151              -      11,997,096
825 Duportail Road                      Wayne, PA                       -     5,536,619     16,179,213         499,989
1200 Liberty Ridge Drive                Wayne, PA                       -     6,215,667              -       8,031,552
2760 Red Lion Road                      Philadelphia, PA                -             -              -      45,099,910
200 Precision Drive                     Horsham, PA                     -     1,559,884      4,759,640       2,566,339
40 Liberty Boulevard                    Malvern, PA                     -     4,241,137     17,737,090       2,182,841
102 Rock Road                           Horsham, PA                     -     1,110,209      2,301,302         419,899
14 Lee Boulevard                        Malvern, PA                 *           664,282              -       6,026,477
500 Chesterfield Parkway                Malvern, PA                 *           472,364              -       3,209,019
300-400 Chesterfield Parkway            Malvern, PA                 *           937,212              -       4,881,211
8 Stow Road                             Marlton, NJ                     -       172,600      1,704,436         119,073
10 Stow Road                            Marlton, NJ                     -       147,000      1,451,536         450,788
12 Stow Road                            Marlton, NJ                     -       103,300      1,021,036         227,510
14 Stow Road                            Marlton, NJ                     -        93,100        920,336         310,122
701A Route 73 South                     Marlton, NJ                     -       264,387      3,772,000       2,391,459
701C Route 73 South                     Marlton, NJ                     -        84,949      1,328,000         339,479
1008 Astoria Boulevard                  Cherry Hill, NJ                 -        27,120        424,880         377,835
3000 Atrium Way                         Mt. Laurel, NJ              *           500,000      4,500,000       3,523,484
750 Cardinal Drive                      Bridgeport, NJ                  -       230,000      2,070,000         655,821
11000, 15000 Commerce Parkway           Mt. Laurel, NJ                  -       310,585      4,394,900        (709,225)
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                  -       361,800      3,285,817         255,412
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                  -       289,700      2,512,683         469,541
400 Lippincott Drive                    Marlton, NJ                     -        69,402              -       3,070,977
406 Lippincott Drive                    Marlton, NJ                     -       321,455      1,539,871         794,078
234 High Hill Road                      Bridgeport, NJ              *           249,472      1,477,515         348,867
101 Arlington Boulevard                 Bridgeport, NJ                  -         6,368              -       4,602,131
100 Berkeley Drive                      Bridgeport, NJ              *           600,508      1,915,215       4,483,338
301 Lippincott Drive                    Marlton, NJ                     -     1,069,837      4,780,163         466,123
303 Lippincott Drive                    Marlton, NJ                     -     1,069,837      4,780,163       1,326,147
510-512 Sharptown Road                  Bridgeport, NJ              *           125,410      1,072,683          47,779
901 Route 73                            Marlton, NJ                     -       334,411      2,733,314         120,583
1300 Route 73 North                     Mt. Laurel, NJ              *           449,400      3,074,850         719,222
512 Sharptown Road                      Bridgeport, NJ              *           180,468      1,543,617         207,820
201 Berkeley Drive                      Bridgeport, NJ                  -       270,880              -       5,124,651


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
404 Lippincott Drive                    Marlton, NJ                     -       131,896              -       1,650,431
104 Gaither Drive                       Mt. Laurel, NJ                  -       132,075      1,151,988         224,926
402 Lippincott Drive                    Marlton, NJ                     -       131,896              -       1,632,284
300 Commodore Drive                     Bridgeport, NJ                  -       417,695              -       5,290,036
3000 Lincoln Drive                      Mt. Laurel, NJ                  -       284,052      2,458,155       1,229,406
6000 Commerce Parkway                   Mt. Laurel, NJ                  -       234,151      2,022,683         158,662
7000 Commerce Parkway                   Mt. Laurel, NJ                  -       260,014      2,236,684         235,166
8000 Commerce Parkway                   Mt. Laurel, NJ                  -       234,814      1,995,098         118,185
9000 Commerce Parkway                   Mt. Laurel, NJ                  -       286,587      2,474,820         499,376
1000 Briggs Road                        Mt. Laurel, NJ                  -       288,577      2,546,537         875,281
1025 Briggs Road                        Mt. Laurel, NJ          1,691,019       430,990      3,714,828         409,794
1020 Briggs Road                        Mt. Laurel, NJ                  -       494,334              -       2,915,789
9 Stow Road                             Marlton, NJ                     -       652,642      1,765,065         381,799
2000 Crawford Place                     Mt. Laurel, NJ                  -       310,831      2,797,744       1,748,397
5000 Dearborn Court                     Mt. Laurel, NJ                  -     1,057,763      4,191,827         121,424
515 Heron Drive                         Bridgeport, NJ          1,319,985       334,017      2,367,538          14,286
500 Sharptown Road                      Bridgeport, NJ          1,244,265       300,404      2,645,235          57,191
625 Heron Drive                         Bridgeport, NJ              *           180,226        908,953          49,751
605 Heron Drive                         Bridgeport, NJ            545,068       265,381      1,046,866          94,972
510 Heron Drive                         Bridgeport, NJ          5,824,627       790,335      7,901,878         350,653
522 Pedricktown Road                    Bridgeport, NJ              *           176,309      1,360,293          19,550
530 Pedricktown Road                    Bridgeport, NJ              *           350,813      1,901,471          31,304
540 Pedricktown Road                    Bridgeport, NJ          3,006,508       531,280      4,532,010        (160,307)
230 High Hill Road                      Bridgeport, NJ          5,372,430     1,418,000      8,860,843          28,683
3 Mallard Court                         Bridgeport, NJ              *           417,893      2,447,865           9,336
730 Cardinal Drive                      Bridgeport, NJ              *           576,598      1,780,345          46,341
405 Heron Drive                         Bridgeport, NJ                  -     2,167,471     18,120,223         137,567
100 Eagle Road                          Bridgeport, NJ          1,019,294       256,491      1,434,429          20,524
250 High Hill Road                      Bridgeport, NJ          1,647,337       246,478      2,269,440         173,859
508 Center Square Road                  Bridgeport, NJ          1,528,989       453,341      3,458,248             940
602 Heron Drive                         Bridgeport, NJ              *           524,728      2,240,478           7,650
300 Eagle Court                         Bridgeport, NJ                  -     1,135,989      1,872,753          19,167
500 Center Square Road                  Bridgeport, NJ                  -     1,815,403      6,186,541          31,500
1001 Briggs Road                        Mt. Laurel, NJ                  -       701,705      3,505,652         874,095
1960 Cuthbert Boulevard                 Cherry Hill, NJ                 -       321,699      1,291,557         215,459
1970 Cuthbert Boulevard                 Cherry Hill, NJ                 -       321,699      1,291,558          51,634
10000 & 11000 Route 73                  Marlton, NJ                     -       715,705      2,579,524         556,925
800 Arlington Boulevard                 Bridgeport, NJ                  -     1,687,500              -       7,572,381
1015 Briggs Road                        Mt. Laurel, NJ                  -       356,987              -       3,323,705
17000 Commerce Parkway                  Mt. Laurel, NJ                  -       144,515              -       2,735,151
1655 Valley Center Parkway              Bethlehem, PA                   -       214,431              -       1,922,819
6560 Stonegate Drive                    Allentown, PA                   -       458,281              -       2,400,722
6370 Hedgewood Drive                    Allentown, PA                   -       540,795              -       3,146,969
6390 Hedgewood Drive                    Allentown, PA                   -       707,203              -       2,634,253
1495 Valley Center Parkway              Bethlehem, PA                   -       434,640              -       3,657,540
6350 Hedgewood Drive                    Allentown, PA                   -       360,027              -       3,380,457
6330 Hedgewood Drive                    Allentown, PA                   -       531,268              -       4,527,735
1550 Valley Center Parkway              Bethlehem, PA                   -       196,954              -       3,279,825
1560 Valley Center Parkway              Bethlehem, PA                   -       240,069              -       3,965,513
6580 Snowdrift Road                     Allentown, PA                   -       388,328              -       2,669,530
1510 Valley Center Parkway              Bethlehem, PA                   -       312,209              -       3,454,282
1530 Valley Center Parkway              Bethlehem, PA                   -       211,747              -       2,736,186
6540 Stonegate Drive                    Allentown, PA                   -       422,042              -       3,644,748
974 Marcon Boulevard                    Allentown, PA                   -       143,500              -       2,197,007
964 Marcon Boulevard                    Allentown, PA                   -       138,816              -       1,583,747
764 Roble Road                          Allentown, PA                   -       141,069              -         819,455
3174 Airport Road                       Allentown, PA                   -        98,986              -       1,144,153
2196 Avenue C                           Allentown, PA                   -       101,159              -       1,314,509
2202 Hanger Place                       Allentown, PA                   -       137,439              -       1,309,996
2201 Hanger Place                       Allentown, PA                   -       128,454              -       1,399,071
954 Marcon Boulevard                    Allentown, PA                   -       103,665              -       1,108,205
57 South Commerce Way                   Bethlehem, PA                   -       390,839      2,701,161         177,646
754 Roble Road                          Allentown, PA                   -       162,115      1,731,885         123,892
894 Marcon Boulevard                    Allentown, PA                   -       117,134      1,048,866         145,648
744 Roble Road                          Allentown, PA                   -       159,771      1,734,229         247,264
944 Marcon Boulevard                    Allentown, PA                   -       118,521      1,435,479         223,107
1685 Valley Center Parkway              Bethlehem, PA                   -       244,029              -       2,008,860
6520 Stonegate Drive                    Allentown, PA                   -       453,315              -       1,391,503
7437 Industrial Boulevard               Allentown, PA                   -       717,488      5,022,413       1,769,355
2041 Avenue C                           Allentown, PA               *           213,599      1,095,217          72,137
2124 Avenue C                           Allentown, PA               *           289,197      1,039,835         484,776
7339 Industrial Boulevard               Allentown, PA                   -     1,187,776              -       5,913,948
7384 Penn Drive                         Allentown, PA               *           651,696      2,286,518         447,689
7144 Daniels Drive                      Allentown, PA                   -     2,390,217      2,342,761       3,565,895
7620 Cetronia Road                      Allentown, PA                   -     1,091,806      3,851,456         336,679
939 Marcon Boulevard                    Allentown, PA               *         2,220,414      4,524,393         858,451
100 Brodhead Road                       Bethlehem, PA               *           429,416      2,919,588         187,078
1455 Valley Center Parkway              Bethlehem, PA                   -       670,290              -       3,623,704
1640 Valley Center Parkway              Bethlehem, PA                   -       359,000              -       2,412,281
1650 Valley Center Parkway              Bethlehem, PA                   -       359,000              -       2,210,935
1660 Valley Center Parkway              Bethlehem, PA                   -       359,000              -       2,186,235
400 Nestle Way                          Allentown, PA          25,878,187     8,065,500              -      26,453,992


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
83 South Commerce Way                   Bethlehem, PA                   -       143,661        888,128         304,701
85 South Commerce Way                   Bethlehem, PA                   -       236,708        987,949         114,665
87 South Commerce Way                   Bethlehem, PA                   -       253,886      1,062,881         152,392
89 South Commerce Way                   Bethlehem, PA                   -       320,000              -       1,828,012
7248 Industrial Boulevard               Allentown, PA                   -     2,670,849     13,307,408         728,272
95 Highland Avenue                      Bethlehem, PA                   -       430,593      3,182,080         445,066
236 Brodhead Road                       Bethlehem, PA                   -       376,962      4,672,683          25,646
1525 Valley Center Parkway              Bethlehem, PA                   -       475,686              -       7,460,005
6620 Grant Way                          Allentown, PA                   -       430,824      1,915,923           6,338
700 Nestle Way                          Allentown, PA                   -     3,473,120              -      16,916,630
7562 Penn Drive                         Allentown, PA                   -       269,614        844,069          93,264
7277 Williams Avenue                    Allentown, PA                   -       462,964      1,449,009         271,360
7355 Williams Avenue                    Allentown, PA                   -       489,749      1,658,091         152,592
794 Roble Road                          Allentown, PA                   -     1,147,541      6,088,041       1,136,853
6923 Schantz Spring Road                Allentown, PA                   -     1,127,805      3,309,132         165,875
7132 Daniels Drive                      Allentown, PA                   -     1,623,326      3,464,626       3,886,296
3985 Adler Place                        Bethlehem, PA                   -       705,367      3,915,820         471,397
8014 Industrial Boulevard               Allentown, PA                   -     4,019,258              -       8,692,231
705 Boulder Drive                       Allentown, PA             150,000     4,484,096              -      15,003,242
651 Boulder Drive                       Allentown, PA                   -     4,308,646              -      13,108,539
3773 Corporate Parkway                  Center Valley, PA               -       738,108              -       7,441,416
7028 Snowdrift Road                     Fogelville, PA                  -       520,473        959,279         130,973
180,190 Cochrane Drive                  Annapolis, MD                   -     3,670,256              -      16,803,473
7178-80 Columbia Gateway                Columbia, MD                    -     1,569,237      4,786,887         645,248
9770 Patuxent Woods Drive               Columbia, MD                    -       341,663      3,033,309          13,582
9780 Patuxent Woods Drive               Columbia, MD                    -       218,542      1,940,636           7,254
9790 Patuxent Woods Drive               Columbia, MD                    -       243,791      2,164,094          12,536
9810 Patuxent Woods Drive               Columbia, MD                    -       266,684      2,366,901           9,127
9800 Patuxent Woods Drive               Columbia, MD                    -       299,099      2,654,069         189,716
9820 Patuxent Woods Drive               Columbia, MD                    -       237,779      2,110,835          27,196
9830 Patuxent Woods Drive               Columbia, MD                    -       296,262      2,628,933          76,787
9050 Red Branch Road                    Columbia, MD                    -       290,950      2,577,153         311,153
4606 Richlynn Drive                     Belcamp, MD                     -       299,600      1,818,861           7,108
8945-8975 Guilford Road                 Columbia, MD                    -     2,428,795      7,493,740         204,034
7317 Parkway Drive                      Hanover, MD                     -     1,104,359      1,959,671           4,319
5950 Symphony Woods Road                Columbia, MD                    -     1,462,762     11,310,187         132,547
9101,9111,9115 Guilford Road            Columbia, MD                    -       758,951              -       3,245,076
9125,9135,9145 Guilford Road            Columbia, MD                    -       900,154              -       5,454,397
1751 Bluehills Drive                    Roanoke, VA                     -     1,063,728      8,500,677               -
4300 Carolina Avenue                    Richmond, VA                    -     2,007,717     14,927,608         330,317
301 Hill Carter Parkway                 Richmond, VA                    -       659,456      4,836,010               -
4001 Carolina Avenue                    Richmond, VA                    -        29,443        215,914          64,343
5600-5626 Eastport Boulevard            Richmond, VA                *           489,941      3,592,900         111,058
5650-5674 Eastport Boulevard            Richmond, VA                *           644,384      4,025,480          81,312
5700 Eastport Boulevard                 Richmond, VA                *           408,729      2,697,348          38,566
3432 Holland Road                       Virginia Beach, VA              -       173,527        790,515               -
4880 Cox Road                           Glen Allen, VA              *           743,898      4,499,807       1,127,008
4101- 4127 Carolina Avenue              Richmond, VA                *           310,854      2,279,597          70,437
4201-4261 Carolina Avenue               Richmond, VA                *           693,203      5,083,493         591,334
4263-4299 Carolina Avenue               Richmond, VA                    -       256,203      2,549,649       1,059,396
4301-4335 Carolina Avenue               Richmond, VA                    -       223,696      1,640,435         120,778
4337-4379 Carolina Avenue               Richmond, VA                *           325,303      2,385,557         746,263
4501-4549 Carolina Avenue               Richmond, VA                *           486,166      3,565,211         141,323
4551-4593 Carolina Avenue               Richmond, VA                *           474,360      3,478,646         127,874
4601-4643 Carolina Avenue               Richmond, VA                *           652,455      4,784,675         372,059
4645-4683 Carolina Avenue               Richmond, VA                *           404,616      2,967,187       1,012,104
4447-4491 Carolina Avenue               Richmond, VA                    -       454,056      2,729,742         106,901
4401-4445 Carolina Avenue               Richmond, VA                *           615,038      4,510,272          31,465
12 S. Third Street                      Richmond, VA                    -        40,539        184,682          14,061
9601 Cosner Drive                       Fredericksburg, VA          *           475,262      3,917,234          53,021
2300 East Parham Road                   Richmond, VA                    -       221,947      1,011,088               -
5601-5659 Eastport Boulevard            Richmond, VA                *           705,660              -       4,976,505
5900 Eastport Boulevard                 Richmond, VA                *           676,661              -       4,471,494
4717-4729 Eubank Road                   Richmond, VA                *           449,447      3,294,697         143,694
4263F-N. Carolina Avenue                Richmond, VA                *            91,476              -       1,631,649
5000 Cox Road                           Glen Allen, VA              *           770,214      3,685,248          95,969
5500 Cox Road                           Glen Allen, VA              *           443,485              -       2,671,989
510 Eastpark Court                      Richmond, VA                *           261,961      2,110,874         134,170
520 Eastpark Court                      Richmond, VA                *           486,118      4,083,582          69,899
13001 Kingston Avenue                   Richmond, VA                    -       376,584              -       2,032,172
5701-5799 Eastport Boulevard            Richmond, VA                    -       694,644              -       5,608,550
4801 Cox Road                           Glen Allen, VA                  -     1,072,896              -       8,858,737
600 H P Way                             Chester, VA                     -       146,126              -       6,798,387
500 H P Way                             Chester, VA                     -       142,692              -       5,991,631
701 Liberty Way                         Richmond, VA                *           171,711              -       5,008,315
4198 Cox Road                           Glen Allen, VA                  -       670,292      3,839,245         558,668
12730 Kingston Avenue                   Richmond, VA                    -       171,053              -       8,147,207
4510 Cox Road                           Glen Allen, VA                  -     1,010,024      7,151,729         729,365
2809 South Lynnhaven Road               Virginia Beach, VA              -       953,590      6,142,742         554,793
200 Golden Oak Court                    Virginia Beach, VA          *         1,116,693      6,770,480         584,728
208 Golden Oak Court                    Virginia Beach, VA          *           965,177      6,728,717         263,545
1 Enterprise Parkway                    Hampton, VA                     -       974,675      5,579,869         359,116


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
22 Enterprise Parkway                   Hampton, VA                     -     1,097,368      6,760,778         435,672
530 Eastpark Court                      Richmond, VA                    -       266,883              -       2,755,534
484 Viking Drive                        Virginia Beach, VA              -       891,753      3,607,890         149,146
10430 Lakeridge Parkway                 Ashland, VA                     -       421,267      3,770,870          52,726
10456 Lakeridge Parkway                 Ashland, VA                     -       409,261      3,663,754          64,073
3829-3855 Gaskins Road                  Richmond, VA                    -       364,165      3,264,114           6,679
629 Phoenix Drive                       Virginia Beach, VA              -       371,694      2,108,097          48,028
11838 Rock Landing Drive                Newport News, VA                -       673,942      2,111,481         494,342
11844 Rock Landing Drive                Newport News, VA                -       326,774      1,391,561          74,890
11846 Rock Landing Drive                Newport News, VA                -       299,066      1,419,266         309,233
11832 Rock Landing Drive                Newport News, VA                -       299,066      1,419,266       5,055,811
10800 Nuckols Boulevard                 Richmond, VA                    -     1,432,462              -      14,358,942
5700 Cleveland Street                   Virginia Beach, VA              -       700,112      9,592,721         831,459
801 Liberty Way                         Richmond, VA                *           780,000              -       6,104,608
5 Manhattan Square                      Hampton, VA                     -       207,368              -       1,562,803
100 Westgate Parkway                    Richmond, VA                    -     1,140,648        101,824       8,275,261
1309 Executive Boulevard                Cheaspeake, VA                  -       926,125              -       5,059,996
21 Enterprise Parkway                   Hamton, VA                      -       263,668      8,167,118         123,083
4523 Green Point Drive                  High Point, NC                  -       234,564              -       2,403,961
4501 Green Point Drive                  High Point, NC                  -       319,289              -       2,335,761
4500 Green Point Drive                  High Point, NC                  -       230,622              -       2,190,555
2427 Penny Road                         High Point, NC                  -     1,165,664              -       6,228,051
4524 Green Point Drive                  High Point, NC              *           182,810              -       2,184,629
4328, 4336 Federal Drive                High Point, NC          5,623,271       521,122              -       7,063,422
200 Centreport Drive                    Greensboro, NC              *           331,400      3,768,600         418,815
4344 Federal Drive                      High Point, NC              *           484,001              -       2,361,623
202 Centreport Drive                    Greensboro, NC              *           549,948      5,360,462         572,253
101 Centreport Drive                    Greensboro, NC                  -       826,237              -       7,755,692
4000 Piedmont Parkway                   High Point, NC              *           592,885      4,825,615         429,102
4380 Federal Drive                      High Point, NC                  -       282,996              -       2,109,455
4388 Federal Drive                      High Point, NC                  -       143,661              -       1,119,330
6532 Judge Adams Road                   Rock Creek, NC                  -       354,903              -       3,488,165
6530 Judge Adams Road                   Rock Creek, NC                  -       305,821              -       4,458,196
150 Ridgeview Center Drive              Duncan, SC                      -       711,353      8,056,324         881,444
1320 Garlington Road                    Greenville, SC                  -       398,539      1,761,533          51,112
420 Park Avenue                         Greenville, SC              *           522,548      2,730,261         550,091
4160 Mendenhall Oaks Parkway            High Point, NC                  -       285,882              -       3,086,093
4194 Mendenhall Oaks Parkway            High Point, NC                  -       102,372              -       2,361,700
4196 Mendenhall Oaks Parkway            High Point, NC                  -        66,731              -       2,108,548
4170 Mendenhall Oaks Parkway            High Point, NC                  -       143,699              -       2,200,631
4180 Mendenhall Oaks Parkway            High Point, NC                  -       121,329              -       1,759,812
4050 Piedmont Parkway                   High Point, NC                  -       801,902              -      18,159,735
One Independence Pointe                 Greenville, SC                  -       780,881      6,199,230         225,760
55 Beattie Place                        Greenville, SC                  -     2,643,105     23,439,801         830,099
75 Beattie Place                        Greenville, SC              *         2,406,646     17,400,939         496,862
7736 McCloud Road                       Greensboro, NC                  -       591,795      5,895,312         227,487
15 Brendan Way                          Greenville, SC                  -       614,192      3,012,019         991,739
4300 Federal Drive                      High Point, NC                  -       264,038              -       1,621,937
4135 Mendenall Oaks Parkway             High Point, NC                  -       499,500              -       2,712,012
4183 Eagle Hill Drive                   High Point, NC                  -       122,203              -       3,763,018
4189 Eagle Hill Drive                   High Point, NC                  -       100,106              -       2,866,186
4020 Meeting Way                        High Point, NC                  -        94,232              -       1,681,829
170 Ridgeview Drive                     Duncan, SC                      -       224,162        109,218       4,930,743
6509 Franz Warner Parkway               Rock Creek, NC                  -       360,494              -       2,417,221
1730 Stebbins Drive                     Houston, TX                     -       143,258              -         478,152
5911-5925 Richard Street                Jacksonville, FL                -       275,582              -         508,967
8383-8385 Baycenter Road                Jacksonville, FL                -        63,703              -         713,824
8775 Baypine Road                       Jacksonville, FL                -       906,804              -       3,174,423
6255 Lake Gray Boulevard                Jacksonville, FL                -       813,067              -       3,552,562
8665,8667,8669 Baypine Road             Jacksonville, FL                -       966,552              -       4,183,224
1200 Gulf Life Drive                    Jacksonville, FL                -     1,028,864              -      18,405,444
8614 Baymeadows Way                     Jacksonville, FL                -       290,291              -       1,082,548
5941-5975 Richard Street                Jacksonville, FL                -       583,622              -       1,131,332
7970 Bayberry Road                      Jacksonville, FL                -       127,520              -       1,251,765
6000-6030 Bowdendale Avenue             Jacksonville, FL                -       275,475              -       1,697,973
7898 Baymeadows Way                     Jacksonville, FL                -       561,802              -       1,951,868
5977-6607 Richard Street                Jacksonville, FL                -       180,033              -       3,249,765
7910 & 7948 Baymeadows Way              Jacksonville, FL                -       210,299              -       2,655,355
7954, 7960 Baymeadows Way               Jacksonville, FL                -       291,312              -       2,945,718
8787 Baypine Road                       Jacksonville, FL                -     2,076,306              -      35,412,918
7077 Bonneval Road                      Jacksonville, FL                -       768,000      5,789,000       1,283,363
4190 Belfort Road                       Jacksonville, FL                -       821,000      5,866,000       1,835,428
7020 AC Skinner Parkway                 Jacksonville, FL            *           398,257              -       2,461,550
7022 AC Skinner Parkway                 Jacksonville, FL            *           706,934              -       3,097,328
11777 Central Highway                   Jacksonville, FL                -        92,207        429,997       1,259,623
4345 Southpoint Parkway                 Jacksonville, FL                -             -              -       8,734,288
7016 AC Skinner Parkway                 Jacksonville, FL                -       597,181              -       2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                -       840,996              -       4,082,054
7014 AC Skinner Parkway                 Jacksonville, FL                -       574,198              -       3,349,127
6620 Southpoint Drive                   Jacksonville, FL                -       614,602      4,267,477         557,500
7980 Bayberry Road                      Jacksonville, FL                -       330,726      1,338,101          17,776
9600 Satellite Boulevard                Orlando, FL                     -       252,850      1,297,923          54,059


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
9700 Satellite Boulevard                Orlando, FL                     -       405,362      1,146,546         113,385
1902 Cypress Lake Drive                 Orlando, FL                     -       523,512      3,191,790         866,686
9550 Satellite Boulevard                Orlando, FL                     -       574,831              -       2,087,623
8250 & 8256 Exchange Place              Orlando, FL                     -       622,413      2,507,842         448,326
6600 Southpoint Parkway                 Jacksonville, FL                -       998,432      4,055,727         328,425
6700 Southpoint Parkway                 Jacksonville, FL                -       620,719      2,989,746         500,718
4801 Executive Park Court - 100         Jacksonville, FL            *           554,993      2,993,277         445,021
4801 Executive Park Court - 200         Jacksonville, FL            *           370,017      1,995,518          23,275
4810 Executive Park Court               Jacksonville, FL            *           369,694      3,045,639          47,709
6602 Executive Park Court - 100         Jacksonville, FL            *           388,519      2,095,293          38,958
6602 Executive Park Court - 200         Jacksonville, FL            *           296,014      1,596,347         114,520
6631 Executive Park Court - 100         Jacksonville, FL            *           251,613      1,356,849           4,278
6631 Executive Park Court - 200         Jacksonville, FL            *           406,561      2,195,070         178,372
4815 Executive Park Court - 100         Jacksonville, FL            *           366,317      1,975,393          20,549
4815 Executive Park Court - 200         Jacksonville, FL            *           462,522      2,494,397         187,247
4825 Executive Park Court               Jacksonville, FL            *           601,278      3,242,491          12,342
4820 Executive Park Court               Jacksonville, FL            *           555,173      2,693,130         591,331
10511 & 10611 Satellite Boulevard       Orlando, FL                     -       517,554      2,568,186         237,621
1400-1440 Central Florida Parkway       Orlando, FL                     -       518,043      2,561,938          74,142
6601 Executive Park Circle North        Jacksonville, FL                -       551,250      3,128,361             640
1300 Riverplace Boulevard               Jacksonville, FL                -     1,804,258      7,755,572         999,524
4901 Belfort Road                       Jacksonville, FL                -       877,964      2,360,742       1,841,852
16445 Air Center Boulevard              Houston, TX                     -       363,339      2,509,186         347,471
16405 Air Center Boulevard              Houston, TX                     -       438,853      3,030,396         106,575
2216 Directors Row                      Orlando, FL                     -       453,918      2,572,202          25,865
7460 Chancellor Drive                   Orlando, FL                     -       266,555        902,949         246,252
1901 Summit Tower Boulevard             Maitland, FL                    -     6,078,791     12,348,567         327,340
3701-3727 Vineland Road                 Orlando, FL                     -       767,929      2,096,504          67,289
4899 Belfort Road                       Jacksonville, FL                -     1,299,201              -       7,859,853
4905 Belfort Street                     Jacksonville, FL                -       638,154              -       3,411,407
16580 Air Center Boulevard              Houston, TX                     -       289,000      3,559,857         (12,163)
7251 Salisbury Road                     Jacksonville, FL                -             -              -       2,932,062
2400 South Lake Orange Drive            Orlando, FL                     -       385,964              -       2,359,882
10245 Centurion Parkway North           Jacksonville, FL                -       852,644      3,510,889         582,223
6501 Lee Vista Boulevard                Orlando, FL                     -       903,701              -       5,515,772
1755 Trans Central Drive                Houston, TX                     -       293,534      3,036,269         133,314
10771 Palm Bay Drive                    Orlando, FL                     -       664,605              -       2,512,823
5501-5519 Pioneer Park Boulevard        Tampa, FL                       -       162,000      1,613,000         188,001
5690-5694 Crenshaw Street               Tampa, FL                       -       181,923      1,812,496         140,795
3102,3104,3110 Cherry Palm Drive        Tampa, FL                       -       503,767      2,787,585         403,715
8401-8408 Benjamin Road                 Tampa, FL                       -       789,651      4,454,648         456,583
3501 Riga Boulevard                     Tampa, FL                       -       617,289      3,048,379          95,839
111 Kelsey Lane                         Tampa, FL                       -       359,540      1,461,850         451,966
7930,8010-20 Woodland Center Boulevard  Tampa, FL                   *         1,408,478      5,247,246         244,354
7920 Woodland Center Boulevard          Tampa, FL                   *         1,382,648      2,445,444         104,336
8154-8198 Woodland Center Boulevard     Tampa, FL                   *           399,088      2,868,834          44,000
8112-42 Woodland Center Boulevard       Tampa, FL                   *           513,263      3,230,239          13,495
8212 Woodland Center Boulevard          Tampa, FL                   *           820,882      2,322,720          14,210
131 Kelsey Lane                         Tampa, FL                       -       511,463              -       4,450,331
7724 Woodland Center Boulevard          Tampa, FL                       -       235,893              -       2,108,523
7802-50 Woodland Center Boulevard       Tampa, FL                       -       357,364              -       2,542,261
7852-98 Woodland Center Boulevard       Tampa, FL                       -       357,364              -       2,291,373
8921 Brittany Way                       Tampa, FL                       -       255,583      1,063,882         827,162
5250 Eagle Trail Drive                  Tampa, FL                       -       952,860              -       3,457,917
7725 Woodland Center Boulevard          Tampa, FL                       -       553,335              -       3,226,342
8001 Woodland Center Boulevard          Tampa, FL                       -       350,406              -       2,240,698
4630 Woodland Corporate Boulevard       Tampa, FL                       -       943,169              -      12,399,823
701-725 South US Highway 301            Tampa, FL                       -       654,259              -       3,097,143
4502 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       4,005,900
9001-9015 Brittany Way                  Tampa, FL                       -       239,034              -       1,420,321
4508 Woodland Corporate Boulevard       Tampa, FL                       -       498,598              -       3,082,752
7622 Bald Cypress Place                 Tampa, FL                       -             -              -       1,339,980
901-933 US Highway 301S                 Tampa, FL                       -       570,005              -       3,047,107
1701 Clint Moore Boulevard              Boca Raton, FL                  -     1,430,884      3,043,553          57,921
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL              -       603,776      4,176,238         398,765
6500 NW 12th Avenue                     Ft. Lauderdale, FL              -         7,099      3,046,309          42,682
6600 NW 12th Avenue                     Ft. Lauderdale, FL              -         7,102      3,047,462         299,081
1500 SW 5th Court                       Pompano Beach, FL               -       972,232      3,892,085          46,438
1651 SW 5th Court                       Pompano Beach, FL               -       203,247        811,093          18,392
1601 SW 5th Court                       Pompano Beach, FL               -       203,247        811,093          50,505
1501 SW 5th Court                       Pompano Beach, FL               -       203,247        811,093          22,163
1400 SW 6th Court                       Pompano Beach, FL               -     1,157,049      4,620,956          72,461
1405 SW 6th Court                       Pompano Beach, FL               -       392,138      1,565,787          45,121
595 SW 13th Terrace                     Pompano Beach, FL               -       359,933      1,437,116          45,772
601 SW 13th Terrace                     Pompano Beach, FL               -       164,413        655,933          24,625
605 SW 16th Terrace                     Pompano Beach, FL               -       310,778      1,238,324          29,671
951 Broken Sound Parkway                Boca Raton, FL                  -     1,426,251      6,098,952         184,097
3400 Lakeside Drive                     Miramar, FL                     -     2,022,153     11,345,881         413,418
3450 Lakeside Drive                     Miramar, FL                     -     2,022,152     11,357,143         197,551
3350 SW 148th Avenue                    Miramar, FL                     -     2,960,511              -      17,139,037
13650 NW 8th Street                     Sunrise, FL                     -       558,223      2,171,930          37,107
13630 NW 8th Street                     Sunrise, FL                     -       659,797      2,596,275         146,745


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
777 Yamato Road                         Boca Raton, FL                  -     4,101,247     16,077,347       2,677,067
1801 Clint Moore Road                   Boca Raton, FL                  -     1,065,068      4,481,644         232,490
6601-6625 W. 78th Street                Bloomington, MN                 -     2,263,060              -      38,625,770
2905 Northwest Boulevard                Plymouth, MN                    -       516,920      4,646,342         498,248
2800 Campus Drive                       Plymouth, MN                    -       395,366      3,554,512         337,217
2955 Xenium Lane                        Plymouth, MN                    -       151,238      1,370,140         255,937
9401-9443 Science Center Drive          New Hope, MN                    -       431,295      3,888,684         244,480
6321-6325 Bury Drive                    Eden Prairie, MN                -       462,876      4,151,790         180,272
7115-7173 Shady Oak Road                Eden Prairie, MN                -       454,974      4,089,410         436,419
7660-7716 Golden Triangle Drive         Eden Prairie, MN                -       568,706      5,115,177       1,340,905
7400 Flying Cloud Drive                 Eden Prairie, MN                -       195,982      1,762,027          55,417
10301-10305 West 70th Street            Eden Prairie, MN                -       120,622      1,085,226          81,320
10321 West 70th Street                  Eden Prairie, MN                -       145,198      1,305,700          32,908
10333 West 70th Street                  Eden Prairie, MN                -       110,746        995,868          28,179
10349-10357 West 70th Street            Eden Prairie, MN                -       275,903      2,481,666         259,683
10365-10375 West 70th Street            Eden Prairie, MN                -       291,077      2,618,194         188,888
10393-10394 West 70th Street            Eden Prairie, MN                -       269,618      2,423,318         249,205
7078 Shady Oak Road                     Eden Prairie, MN                -       343,093      3,085,795          47,532
10400 Viking Drive                      Eden Prairie, MN                -     2,912,391              -      21,367,477
5600 & 5610 Rowland Road                Minnetonka, MN                  -       828,650      7,399,409       1,124,384
2920 Northwest Boulevard                Plymouth, MN                    -       392,026      3,433,678         653,397
5400-5500 Feltl Road                    Minnetonka, MN                  -       883,895      7,983,345         840,193
10300 Bren Road                         Minnetonka, MN                  -       344,614      3,110,477         154,021
14630-14650 28th Avenue North           Plymouth, MN                    -       198,205      1,793,422         360,187
7695-7699 Anagram Drive                 Eden Prairie, MN                -       760,525      3,254,758          25,622
7550 Meridian Circle                    Maple Grove, MN         2,067,139       513,250      2,901,906         (80,807)
2800 Northwest Boulevard                Plymouth, MN            4,479,507     1,934,438     10,952,503          75,338
3255 Neil Armstrong Boulevard           Eagan, MN                       -     1,131,017              -       3,377,738
4801 West 81st Street                   Bloomington, MN           777,917     1,624,701      2,494,368         450,290
8100 Cedar Avenue                       Bloomington, MN         2,178,012       501,313      3,675,416          25,281
9600 54th Avenue                        Plymouth, MN                    -       332,317      3,077,820         149,049
7800 Equitable Drive                    Eden Prairie, MN                -     2,188,525      3,788,762          18,929
7905 Fuller Road                        Eden Prairie, MN                -     1,229,862      4,075,167           9,190
9023 Columbine Road                     Eden Prairie, MN                -     1,956,273              -       4,626,783
6161 Green Valley Drive                 Bloomington, MN                 -       740,378      3,311,602         719,459
4700 Nathan Lane North                  Minneapolis, MN                 -     1,501,308      8,446,083         323,002
8967 Columbine Road                     Eden Prairie, MN                -     1,450,000              -       3,409,410
14390 Huntington Avenue                 Savage, MN                      -     1,463,666      6,271,050         139,842
550-590 Hale Avenue                     Oakdale, MN                     -       765,535      3,488,754         119,290
7777 Golden Triangle Drive              Eden Prairie, MN                -       993,101      2,136,862         876,271
8937 Columbine Road                     Eden Prairie, MN                -     1,325,829              -       4,697,953
7615 Smetana Lane                       Eden Prairie, MN                -     1,011,517              -       8,658,578
10801 Nesbitt Avenue South              Bloomington, MN                 -       784,577              -       4,166,712
8995 Columbine Road                     Eden Prairie, MN                -     1,087,594              -       3,492,053
26911-26957 Northwestern Highway        Southfield, MI                  -     7,799,515     66,268,817       5,623,616
1650 Research Drive                     Troy, MI                        -       763,067      7,201,677          90,322
1775 Research Drive                     Troy, MI                        -       331,422      2,788,073          50,080
1875 Research Drive                     Troy, MI                        -       329,863      2,774,006         121,199
1850 Research Drive                     Troy, MI                        -       781,054      7,364,300         210,378
1965 Research Drive                     Troy, MI                        -       419,090      3,578,928         103,431
1960 Research Drive                     Troy, MI                        -       419,146      3,579,166          50,886
27260 Haggerty Road                     Farmington Hills, MI            -       456,877      4,091,196         186,238
27200 Haggerty Road                     Farmington Hills, MI            -       382,754      3,425,227         172,058
27280 Haggerty Road                     Farmington Hills, MI            -       452,860      4,055,512         119,859
27220 Haggerty Road                     Farmington Hills, MI            -       203,064      1,802,592         135,253
27240 Haggerty Road                     Farmington Hills, MI            -       171,518      1,518,192          83,458
27300 Haggerty Road                     Farmington Hills, MI            -       370,378      3,311,366         125,209
1101 Allen Drive                        Troy, MI                        -        98,144        887,935          22,883
1151 Allen Drive                        Troy, MI                        -       164,483      1,486,220         209,271
1300 Rankin Street                      Troy, MI                        -       134,090      1,212,752         124,810
1350 Rankin Street                      Troy, MI                        -       111,776      1,011,497          64,521
1376-1400 Rankin Street                 Troy, MI                        -       134,292      1,213,626         126,937
1352-1374 Rankin Street                 Troy, MI                        -       153,275      1,385,098          89,075
1324-1346 Rankin Street                 Troy, MI                        -       134,090      1,212,214          22,741
1301-1307 Rankin Street                 Troy, MI                        -       111,776      1,011,121          57,948
1409 Allen Drive                        Troy, MI                        -       142,370      1,286,048         214,397
1304 E Maple Road                       Troy, MI                        -       211,233      1,906,786         309,224
1334 Maplelawn Road                     Troy, MI                        -       124,296      1,122,802          17,977
1290 Maplelawn Road                     Troy, MI                        -        85,321        771,621          61,018
1070 Maplelawn Road                     Troy, MI                        -        68,560        620,595          47,208
950 Maplelawn Road                      Troy, MI                        -       252,429      2,265,259          26,448
894 Maplelawn Road                      Troy, MI                        -       181,749      1,632,243          19,497
1179 Maplelawn Road                     Troy, MI                        -        87,845        794,365          72,889
1940 Norwood Drive                      Troy, MI                        -        86,836        785,267          42,787
1311-1331 Maplelawn Road                Troy, MI                        -       125,407      1,132,810         202,380
2354 Bellingham Street                  Troy, MI                        -        87,340        789,817          19,928
2360 Bellingham Street                  Troy, MI                        -        87,340        789,817          58,250
1911 Ring Drive                         Troy, MI                        -        86,129        778,900          77,825
26442-26450 Haggerty Road               Farmington Hills, MI            -       237,687      2,143,478          27,973
26500 Haggerty Road                     Farmington Hills, MI            -       311,093      2,791,804          52,170
26650 Haggerty Road                     Farmington Hills, MI            -       173,166      1,562,704          21,498
26700 Haggerty Road                     Farmington Hills, MI            -       253,338      2,290,696          17,160


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
26750 Haggerty Road                     Farmington Hills, MI            -       292,717      2,638,688         153,751
26800 Haggerty Road                     Farmington Hills, MI            -       175,489      1,583,362         163,130
26842-26850 Haggerty Road               Farmington Hills, MI            -       239,606      2,160,470         194,932
26600 Haggerty Road                     Farmington Hills, MI            -       455,846              -       2,524,219
26550 Haggerty Road                     Farmington Hills, MI            -       368,083              -       2,585,958
50 West Big Beaver Road                 Troy, MI                        -     2,159,678     19,481,454         296,560
100 West Big Beaver Road                Troy, MI                        -     2,113,006     19,057,355         377,625
245 Executive Drive                     Brookfield, WI                  -       577,067      5,197,903         195,157
8301 West Parkland Court                Milwaukee, WI                   -       358,442      3,233,707         261,263
32991 Hamilton Court                    Farmington Hills, MI            -     1,065,392      3,627,675         947,764
7500 West 110th Street                  Overland Park, KS               -     2,380,493      9,575,474         208,344
7800 N. 113th Street                    Milwaukee, WI                   -     1,711,964      6,847,857          51,653
2475-2479 Elliot Avenue                 Troy, MI                        -       128,808        516,393          15,137
32661 Edward Avenue                     Madison Heights, MI             -       378,838      2,330,550           4,054
32701 Edward Avenue                     Madison Heights, MI             -       340,398      1,364,777          31,585
32751 Edward Avenue                     Madison Heights, MI             -       151,410        859,462          40,581
32853 Edward Avenue                     Madison Heights, MI             -       138,121        784,426          53,827
555 East Mandoline Avenue               Madison Heights, MI             -       140,862        799,993          80,328
599 East Mandoline Avenue               Madison Heights, MI             -       132,164        646,768          73,022
749 East Mandoline Avenue               Madison Heights, MI             -       144,658        708,054             915
750 East Mandoline Avenue               Madison Heights, MI             -       151,458        741,185             878
900 East Mandoline Avenue               Madison Heights, MI             -       157,729        771,872           1,836
949 East Mandoline Avenue               Madison Heights, MI             -       137,049        778,338           5,751
32090 John Road                         Madison Heights, MI             -        70,351        399,251           6,610
31601 Research Park Drive               Madison Heights, MI             -       331,179      1,879,812          10,787
31651 Research Park Drive               Madison Heights, MI             -       194,012      1,101,576           1,132
31700 Research Park Drive               Madison Heights, MI             -       373,202      1,824,721           3,575
31701 Research Park Drive               Madison Heights, MI             -       185,845      1,054,681          72,097
31751 Research Park Drive               Madison Heights, MI             -       194,063      1,300,574           1,822
31800 Research Park Drive               Madison Heights, MI             -       217,929      1,601,469          14,793
800 Tech Row                            Madison Heights, MI             -       444,977      2,984,811          31,445
900 Tech Row                            Madison Heights, MI             -       155,606        883,725          24,370
1000 Tech Row                           Madison Heights, MI             -       357,897      2,628,029          84,900
31771 Sherman Avenue                    Madison Heights, MI             -       150,944        645,040          11,826
31791 Sherman Avenue                    Madison Heights, MI             -       105,606        649,891           2,327
31811 Sherman Avenue                    Madison Heights, MI             -       207,599      1,179,010           1,363
31831 Sherman Avenue                    Madison Heights, MI             -       158,483        900,064           4,820
31900 Sherman Avenue                    Madison Heights, MI             -       269,293      1,754,498          34,215
800 East Whitcomb Avenue                Madison Heights, MI             -       151,704      1,294,687          51,306
950 East Whitcomb Avenue                Madison Heights, MI             -       113,630      2,162,302           8,351
1000 East Whitcomb Avenue               Madison Heights, MI             -       113,512      1,023,613          51,628
1201 East Whitcomb Avenue               Madison Heights, MI             -       302,567      1,213,232           2,687
1210 East Whitcomb Avenue               Madison Heights, MI             -       121,298        329,051             540
1260 Kempar Avenue                      Madison Heights, MI             -        78,720        385,223          20,780
1280 Kempar Avenue                      Madison Heights, MI             -       142,305        536,474          18,700
22515 Heslip Drive                      Novi, MI                        -       144,477        338,277          54,151
9801 80th Avenue                        Pleasant Prairie, WI            -     1,692,077      7,934,794          33,848
11950 W. Lake Park Drive                Milwaukee, WI                   -       391,813      2,340,118         158,703
11400 W. Lake Park Drive                Milwaukee, WI                   -       439,595      2,357,904         145,281
11425 W. Lake Park Drive                Milwaukee, WI                   -       382,256      2,350,619         110,138
11301 W. Lake Park Drive                Milwaukee, WI                   -       614,477      2,626,456          92,202
11900 W. Lake Park Drive                Milwaukee, WI                   -       347,853      2,396,887         492,040
38100 Ecorse Road                       Romulus, MI                     -       955,063              -       9,253,328
16620-16650 W Bluemound Road            Brookfield, WI                  -       586,665      4,289,907         253,155
1600-1630 East Big Beaver Road          Troy, MI                        -     1,454,406      2,952,884          53,694
11414 West Park Place                   Milwaukee, WI                   -       234,443              -       8,958,865
11520 W. Calumet Road                   Milwaukee, WI                   -       341,698      1,527,548          48,494
12100 W. Park Place                     Milwaukee, WI                   -       534,470      3,239,389          69,540
N26 W23445 Paul Road                    Pewaukee, WI                    -       561,904      1,928,064          61,756
11200 W. Plank Court                    Wauwatosa, WI                   -       330,829      2,288,853         922,541
11020 W. Plank Court                    Wauwatosa, WI                   -       464,246      3,230,511          83,520
38000 Ecourse Road                      Romulus, MI                     -       807,660              -      12,395,505
3800 Lapeer Road                        Auburn Hills, MI                -     3,152,801      6,908,519          76,904
50 Gibson Drive                         West Malling, UK            **                -              -       3,270,372
2 Kings Hill Avenue                     West Malling, UK                -       785,565              -       3,720,641
50 Kings Hill Avenue                    West Malling, UK                -     1,215,608              -      10,275,261
10 Kings Hill Avenue                    West Malling, UK                -       983,547              -       4,983,912
30 Tower View                           West Malling, UK                -     1,657,321              -      10,574,350
35 Kings Hill Avenue                    West Malling, UK                -       812,193              -       2,510,554
39 Kings Hill Avenue                    West Malling, UK                -       494,508              -       3,064,381
4 Abbey Wood Road                       West Malling, UK                -             -              -       6,539,398
18 Kings Hill Avenue                    West Malling, UK                -       829,785              -       5,449,322
                                                             ------------  ------------ --------------  --------------
Subtotal Operating Real Estate                               $ 80,328,369  $434,777,444 $1,482,811,958  $1,424,624,357
                                                             ============  ============ ==============  ==============

DEVELOPMENT IN PROGRESS
2301 Renaissance Boulevard              King of Prussia, PA  $          -  $  1,645,246 $            -  $    7,814,790
1500 Liberty Ridge Drive                Wayne, PA                       -     8,287,555              -      19,709,577
1515 Grundy's Lane                      Bristol, PA                     -       457,285              -       1,963,093
3200 Horizon Drive                      King of Prussia, PA             -             -              -       1,446,119
301 Berkeley Drive                      Bridgeport, NJ                  -       150,357              -       1,872,536


>PAGE>  64
                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
DEVELOPMENT IN PROGRESS - Continued
74 West Broad Street                    Bethlehem, PA                   -     1,096,127              -      10,870,956
8150 Industrial Boulevard               Allentown, PA                   -     2,564,167              -       8,126,323
8250 Industrial Boulevard               Allentown, PA                   -     1,025,667              -       4,081,839
650 Boulder Drive                       Allentown, PA                   -     5,208,248              -      16,497,239
1605 Valley Center Parkway              Bethlehem, PA                   -       729,751              -       7,372,700
3400 High Point Boulevard               Bethlehem, PA                   -       298,227              -         867,429
6250 Old Dobbin Lane                    Columbia, MD                    -       958,105              -       2,868,810
6210 Old Dobbin Lane                    Columbia, MD                    -       958,105              -       2,461,512
6240 Old Dobbin Lane                    Columbia, MD                    -       958,105              -       2,461,525
5715 Old Shakopee Road West             Bloomington, MN                 -     1,263,226      2,360,782         160,031
5735 Old Shakopee Road West             Bloomington, MN                 -     1,263,226      2,360,782         160,822
20 Wright Avenue                        Hunt Valley, MD                 -     1,205,946              -         491,726
200 Westgate Parkway                    Richmond, VA                    -     1,623,612              -       3,929,550
1305 Executive Boulevard                Chesapeake, VA                  -       861,020              -       3,277,013
1313 Executive Boulevard                Chesapeake, VA                  -     1,180,036              -       3,315,613
3 Independence Pointe                   Greenville, SC                  -             -              -       2,380,402
5 Independence Pointe                   Greenville, SC                  -             -              -       2,926,587
1400 Mendenhall Oaks Parkway            High Point, NC                  -       172,320              -       4,892,529
4191 Mendenhall Oaks Parkway            High Point, NC                  -       217,943              -       2,294,260
979 Batesville Road                     Greer, SC                       -     1,190,555              -       3,578,337
4887 Belfort Road                       Jacksonville, FL                -     1,299,202              -       7,177,752
7255 Salisbury Road                     Jacksonville, FL                -       392,060              -       1,986,290
2416 Lake Orange Drive                  Orlando, FL                     -       385,964              -       2,534,937
16605 Air Center Boulevard              Houston, TX                     -       298,999              -       2,593,206
4503 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       2,534,514
4505 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       2,591,128
4511 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       2,597,638
7851-61 Woodland Center Parkway         Tampa, FL                       -       202,550              -       1,154,338
7805 Hudson Road                        Woodbury, MN                    -     1,279,834              -       6,465,303
4600 Nathan Lane                        Plymouth, MN                    -     1,063,558              -       4,743,534
8911 Columbine Road                     Eden Prairie, MN                -       916,687              -       2,812,846
5775 Old Shakopee Road West             Bloomington, MN                 -     2,052,018      3,849,649       2,927,385
2600 Bellingham Drive                   Troy, MI                        -     1,796,869              -       3,950,950
2710 Bellingham Drive                   Troy, MI                        -     1,796,869              -       2,946,385
10855 West Park Place                   Milwaukee, WI                   -       122,894              -       2,235,243
30 Kings Hill Avenue                    West Malling, UK                -             -              -       2,685,636
Aymer House                             Chertsey, UK            2,183,878             -              -      11,013,828
Uxbridge                                London, UK              7,375,801             -              -      20,522,583
                                                             ------------  ------------ --------------  --------------
Subtotal Development in Progress                             $  9,559,679  $ 44,922,333 $    8,571,214  $  199,294,814
                                                             ============  ============ ==============  ==============

LAND HELD FOR DEVELOPMENT
Keystone Industrial Park Land           Bristol, PA          $          -  $    273,149 $            -  $      106,068
50 Prudential Road                      Horsham, PA                     -       183,617              -        (183,617)
1710 Arch Street                        Philadelphia, PA                -     7,847,607              -       4,578,739
1722 Arch Street                        Philadelphia, PA                -       290,475              -          31,663
JFK & Arch Parking Lots/Land (East)     Philadelphia, PA                -    14,291,957              -       1,014,570
JFK & Arch Parking Lots/Land (West)     Philadelphia, PA                -     4,700,222              -      (3,099,176)
425 Privet Road                         Horsham, PA                     -     3,326,536          6,080         555,136
425 Privet Road                         Horsham, PA                     -     1,855,251          3,420         159,974
Quarry Ridge Land                       Malvern, PA                     -     8,398,708              -       1,129,367
Commodore Business Park                 Logan, NJ                       -     1,756,748              -       2,931,467
Marlton Executive Park Land             Marlton, NJ                     -       550,664              -         414,256
800 Arlington Boulevard Expansion Land  Logan, NJ                       -       195,686              -        (195,686)
300 Fellowship Road Land                Mt. Laurel, NJ                  -     1,512,120              -         103,437
Lehigh Valley Corporate Center Land     Bethlehem, PA                   -       309,058              -         (49,263)
LVCC Phase 2 Land                       Bethlehem, PA                   -     3,944,052              -       2,931,433
650 Boulder Drive Expansion             Allentown, PA                   -     2,861,715              -       1,440,170
9th & Hamilton Streets                  Allentown, PA                   -       615,624              -               -
Columbia Crossing Land                  Columbia, MD                    -     3,865,848              -       1,812,683
6250 Old Dobbin Lane                    Columbia, MD                    -       958,105              -         508,829
Hunt Valley Land                        Hunt Valley, MD                 -     2,166,068              -         (15,797)
Fairgrounds Distribution Center Land    Richmond, VA                    -       100,000              -         (87,019)
Rivers' Bend Business Park              Chesterfield, VA                -     1,695,415              -       3,474,390
Woodlands Center Land                   Sandston, VA                    -       928,555              -         758,650
501 H P Way                             Chesterfield, VA                -       165,042              -         484,965
Eastport VII                            Richmond, VA                    -       787,091              -         841,227
Eastport VIII                           Richmond, VA                    -       379,836              -           6,187
Eastport IX                             Richmond, VA                    -       209,856              -           5,096
Westmoreland II Land                    Virginia Beach, VA              -       758,403              -         180,212
Westmoreland III Land                   Virginia Beach, VA              -       645,966              -         129,416
Volvo Center Land                       Hampton, VA                     -     1,650,423              -         215,722
Lakefront Plaza II Land                 Hampton, VA               349,984       132,785              -          17,451
Mendenhall Business Park I              High Point, NC                  -     1,910,135              -       5,714,256
Independence Pointe Land                Greenville, SC                  -     1,304,084              -       1,278,553
Eagle Hill Business Park Land           High Point, NC                  -       201,860              -         668,016
Southpark Business Park                 Jacksonville, FL                -       349,339              -         147,774
Liberty Business Park Land              Jacksonville, FL                -       448,097              -          89,719
7024 AC Skinner Parkway                 Jacksonville, FL                -       468,643              -         356,308
Silo Bend Land                          Tampa, FL                       -     2,816,927              -       1,487,673
Exchange Place Land                     Orlando, FL                     -       193,406              -        (193,406)


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
LAND HELD FOR DEVELOPMENT - Continued
Belfort Road                            Jacksonville, FL                -       468,643              -         104,679
Butler Plaza Land                       Jacksonville, FL                -     1,303,792              -       1,021,075
South Center Land                       Orlando, FL                     -     2,496,566              -        (333,216)
South Center Land                       Orlando, FL                     -       479,859              -         117,235
Orlando Corporate Center Land           Orlando, FL                     -       903,701              -          (1,808)
Salisbury Road Land                     Jacksonville, FL                -       880,828              -         679,090
Central Green Land                      Houston, TX                     -     1,095,592              -         531,406
Woodland Corporate Center Land          Tampa, FL                       -             -              -       1,244,810
6119 W. Linebaugh Avenue                Tampa, FL                       -       175,886              -          22,320
Pompano Bus Park Land-Lots 100,101      Boca Raton, FL                  -       407,328              -          20,886
Pompano Bus Park Land-Lots 60, 61       Boca Raton, FL                  -       509,233              -          13,045
Boca Colannade Land                     Boca Raton, FL                  -     3,649,792              -       1,112,289
Lake Smetana Business Park              Eden Prairie, MN                -     4,500,641              -        (124,038)
8855 Columbine Road                     Eden Prairie, MN                -     1,400,925              -       2,525,226
5705 Old Shakopee Road W. Land          Bloomington, MN                 -     2,113,223              -          14,071
Romulus Land                            Romulus, MI                     -     1,019,013              -         268,497
Big Beaver Airport Land                 Troy, MI                        -     8,537,972              -       1,626,725
Park Place South Land                   Milwaukee, WI                   -     2,362,904              -       2,632,823
6505 Cogswell Road                      Romulus, MI                     -       594,523              -       3,040,404
Northsight Land                         Scottsdale, AZ                  -    10,245,763              -       1,077,473
                                                             ------------  ------------ --------------  --------------
Subtotal Land Held for Development                           $    349,984  $118,195,257 $        9,500  $   45,342,435
                                                             ============  ============ ==============  ==============

Total All Properties                                         $ 90,238,032  $597,895,034 $1,491,392,672  $1,669,261,606
                                                             ============  ============ ==============  ==============

* Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life,
and USG Annuity and Life totalling $249.9 million.

** Rouse leases land from Kent County Council

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10, 20 Liberty Boulevard                  Malvern, PA             $       724,846  $     5,125,917  $     5,850,763
420 Lapp Road                             Malvern, PA                   1,055,243        6,458,865        7,514,108
747 Dresher Road                          Horsham, PA                   1,607,977        4,114,371        5,722,348
45-67 Great Valley Parkway                Malvern, PA                     795,831        3,143,105        3,938,936
40 Valley Stream Parkway                  Malvern, PA                     325,775        2,276,842        2,602,617
50 Valley Stream Parkway                  Malvern, PA                     323,792        2,231,277        2,555,069
20 Valley Stream Parkway                  Malvern, PA                     466,413        5,036,744        5,503,157
800 Town Center Drive                     Langhorne, PA                 1,619,288        9,249,311       10,868,599
9, 15, 25 Great Valley Parkway            Malvern, PA                   1,837,878       15,002,267       16,840,145
257-275 Great Valley Parkway              Malvern, PA                     505,458        4,364,460        4,869,918
300 Technology Drive                      Malvern, PA                     374,497        1,322,745        1,697,242
277-293 Great Valley Parkway              Malvern, PA                     531,534        2,064,172        2,595,706
311 Technology Drive                      Malvern, PA                     397,948        2,239,906        2,637,854
325 Technology Drive                      Malvern, PA                     385,693        1,862,278        2,247,971
7 Great Valley Parkway                    Malvern, PA                     177,317        4,470,291        4,647,608
55 Valley Stream Parkway                  Malvern, PA                     215,818        3,373,628        3,589,446
65 Valley Stream Parkway                  Malvern, PA                     382,361        5,038,293        5,420,654
508 Lapp Road                             Malvern, PA                     332,216        1,861,427        2,193,643
10 Valley Stream Parkway                  Malvern, PA                     509,899        3,004,770        3,514,669
333 Phoenixville Pike                     Malvern, PA                     524,230        2,916,673        3,440,903
30 Great Valley Parkway                   Malvern, PA                     128,783          384,842          513,625
75 Great Valley Parkway                   Malvern, PA                     143,811          697,892          841,703
27-43 Great Valley Parkway                Malvern, PA                     449,447        2,201,425        2,650,872
77-123 Great Valley Parkway               Malvern, PA                     888,359        4,863,095        5,751,454
260 Great Valley Parkway                  Malvern, PA                     212,768        1,139,027        1,351,795
256 Great Valley Parkway                  Malvern, PA                     161,949        1,784,867        1,946,816
205 Great Valley Parkway                  Malvern, PA                   1,369,003       10,202,712       11,571,715
12,14,16 Great Valley Parkway             Malvern, PA                     128,767        1,284,740        1,413,507
155 Great Valley Parkway                  Malvern, PA                     626,068        2,297,216        2,923,284
333 Technology Drive                      Malvern, PA                     158,077        2,325,340        2,483,417
510 Lapp Road                             Malvern, PA                     357,751          925,786        1,283,537
181 Wheeler Court                         Langhorne, PA                   263,490        2,228,816        2,492,306
1100 Wheeler Way                          Langhorne, PA                   151,500        1,189,216        1,340,716
60 Morehall Road                          Malvern, PA                     884,974       14,024,452       14,909,426
905 Airport Road                          West Chester, PA              1,735,012        5,885,475        7,620,487
1 Country View Road                       Malvern, PA                     406,421        4,067,090        4,473,511
2151 Cabot Boulevard                      Langhorne, PA                   389,990        3,693,551        4,083,541
170 South Warner Road                     King of Prussia, PA             458,232        5,468,599        5,926,831
190 South Warner Road                     King of Prussia, PA             461,909        4,628,893        5,090,802
507 Prudential Road                       Horsham, PA                     652,919       10,227,874       10,880,793
100 Witmer Road                           Horsham, PA                   3,764,784       11,158,399       14,923,183
3100 Horizon Drive                        King of Prussia, PA             611,436        1,994,758        2,606,194
3300 Horizon Drive                        King of Prussia, PA             687,878        3,282,832        3,970,710
3500 Horizon Drive                        King of Prussia, PA           1,223,875        2,592,556        3,816,431
200 Chesterfield Parkway                  Malvern, PA                     544,649        2,978,541        3,523,190
767 Electronic Drive                      Horsham, PA                   1,241,970        2,752,124        3,994,094
132 Welsh Road                            Horsham, PA                   1,408,041        3,688,307        5,096,348
5 Country View Road                       Malvern, PA                     786,235        4,826,181        5,612,416
3200 Horizon Drive                        King of Prussia, PA           1,210,137        4,019,475        5,229,612
3000 Horizon Drive                        King of Prussia, PA             946,703        2,540,196        3,486,899
111-195 Witmer Road                       Horsham, PA                     378,205        3,052,803        3,431,008
300 Welsh Road - Building 3               Horsham, PA                     180,459        1,646,536        1,826,995
300 Welsh Road - Building 4               Horsham, PA                     282,493        3,332,147        3,614,640
8801 Tinicum Boulevard                    Philadelphia, PA                125,087       45,938,215       46,063,302
440 East Swedesford Road                  King of Prussia, PA             717,001        6,384,450        7,101,451
460 East Swedesford Road                  King of Prussia, PA             705,317        5,357,551        6,062,868
50 Morehall Road                          Malvern, PA                   1,337,076       12,556,217       13,893,293
2 Walnut Grove Drive                      Horsham, PA                   1,265,363        8,602,612        9,867,975
5 Walnut Grove Drive                      Horsham, PA                   1,939,712        8,358,275       10,297,987
200 Gibraltar Road                        Horsham, PA                     638,513        6,543,043        7,181,556
220 Gibraltar Road                        Horsham, PA                     629,944        6,786,275        7,416,219
240 Gibraltar Road                        Horsham, PA                     629,944        5,785,958        6,415,902
151 South Warner Road                     King of Prussia, PA           1,186,972        7,167,350        8,354,322
1 Walnut Grove Drive                      Horsham, PA                   1,058,901        6,385,163        7,444,064
3604 Horizon Drive                        King of Prussia, PA             350,874        1,614,948        1,965,822
3606 Horizon Drive                        King of Prussia, PA             815,855        1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA             952,911       14,277,512       15,230,423
680 Swedesford Road                       King of Prussia, PA             952,361       13,985,768       14,938,129
761 Fifth Avenue                          King of Prussia, PA             256,463        2,575,841        2,832,304
771 Fifth Avenue                          King of Prussia, PA             152,456        1,518,589        1,671,045
1 Great Valley Parkway                    Malvern, PA                     419,460        4,122,527        4,541,987
5 Great Valley Parkway                    Malvern, PA                     684,200        6,649,736        7,333,936
311 Sinclair Road                         Bristol, PA                     277,901        1,594,504        1,872,405
1001 Cedar Hollow Road                    Malvern, PA                   1,646,984       15,837,528       17,484,512
3 Country View Road                       Malvern, PA                   1,128,881        4,631,831        5,760,712
425 Technology Drive                      Malvern, PA                     321,473        1,710,131        2,031,604
375 Technology Drive                      Malvern, PA                     234,922        1,726,409        1,961,331
45 Liberty Boulevard                      Malvern, PA                   4,749,748       14,712,816       19,462,564
100 Chesterfield Parkway                  Malvern, PA                   1,349,954        6,578,864        7,928,818
181-187 Gibraltar Road                    Horsham, PA                     360,549        3,737,068        4,097,617


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
104 Rock Road                             Horsham, PA                     330,111        3,095,992        3,426,103
123-135 Rock Road                         Horsham, PA                     393,019        2,979,435        3,372,454
111-159 Gibraltar Road                    Horsham, PA                     489,032        4,476,104        4,965,136
161-175 Gibraltar Road                    Horsham, PA                     294,673        3,190,397        3,485,070
103-109 Gibraltar Road                    Horsham, PA                     270,906        3,028,521        3,299,427
261-283 Gibraltar Road                    Horsham, PA                     464,871        4,048,971        4,513,842
210-223 Witmer Road                       Horsham, PA                     270,282        3,898,266        4,168,548
231-237 Gibraltar Road                    Horsham, PA                     436,952        4,305,850        4,742,802
100 Gibraltar Road                        Horsham, PA                      38,729          358,432          397,161
101 Gibraltar Road                        Horsham, PA                     731,990        6,017,070        6,749,060
506 Prudential Road                       Horsham, PA                     208,140        1,513,745        1,721,885
113-123 Rock Road                         Horsham, PA                     451,731        3,304,433        3,756,164
101-111 Rock Road                         Horsham, PA                     452,251        3,300,522        3,752,773
120 Gibraltar Road                        Horsham, PA                     558,142        4,950,282        5,508,424
110 Gibraltar Road                        Horsham, PA                     673,041        6,070,628        6,743,669
100-107 Lakeside Drive                    Horsham, PA                     255,528        2,743,640        2,999,168
200-264 Lakeside Drive                    Horsham, PA                     502,705        4,974,279        5,476,984
300-309 Lakeside Drive                    Horsham, PA                     376,475        4,784,870        5,161,345
400-445 Lakeside Drive                    Horsham, PA                     583,628        6,402,429        6,986,057
104 Witmer Road                           Horsham, PA                     189,793        2,106,872        2,296,665
201 Gibraltar Road                        Horsham, PA                     380,127        4,467,307        4,847,434
3600 Horizon Drive                        King of Prussia, PA             236,432        1,871,604        2,108,036
3602 Horizon Drive                        King of Prussia, PA             217,809        1,854,866        2,072,675
3 Franklin Plaza                          Philadelphia, PA              2,514,519       32,025,313       34,539,832
400-500 Brandywine Parkway                West Chester, PA                845,846        7,173,108        8,018,954
600 Brandywine Parkway                    West Chester, PA                664,899        5,910,575        6,575,474
2700 Horizon Drive                        King of Prussia, PA             867,815        3,569,832        4,437,647
2900 Horizon Drive                        King of Prussia, PA             774,096        3,408,408        4,182,504
2500 Renaissance Boulevard                King of Prussia, PA             592,886        2,337,171        2,930,057
2300 Renaissance Boulevard                King of Prussia, PA             574,152        2,618,628        3,192,780
719 Dresher Road                          Horsham, PA                     495,112        3,007,664        3,502,776
2100 Renaissance Boulevard                King of Prussia, PA           1,132,519        9,301,812       10,434,331
4 Walnut Grove                            Horsham, PA                   2,515,115        7,324,883        9,839,998
2250 Hickory Road                         Plymouth Meeting, PA          1,015,851       10,117,024       11,132,875
3400 Horizon Drive                        King of Prussia, PA             776,496        4,112,915        4,889,411
300 Welsh Road                            Horsham, PA                     696,061        3,389,619        4,085,680
600 Chesterfield Parkway                  Malvern, PA                   2,050,555        8,098,519       10,149,074
700 Chesterfield Parkway                  Malvern, PA                   2,037,813        8,072,087       10,109,900
6 Terry Drive                             Newtown, PA                     622,205        2,249,996        2,872,201
2520 Renaissance Boulevard                King of Prussia, PA             978,402        4,199,855        5,178,257
18 Great Valley Parkway                   Malvern, PA                     397,293        4,008,215        4,405,508
700 Dresher Road                          Horsham, PA                   2,565,140        6,099,124        8,664,264
2201 Renaissance Boulevard                King of Prussia, PA           2,413,514       12,736,606       15,150,120
2540 Renaissance Boulevard                King of Prussia, PA             274,341        1,377,233        1,651,574
2560 Renaissance Boulevard                King of Prussia, PA             649,792        3,079,462        3,729,254
1501-1513 Grundy's Lane                   Bristol, PA                     559,610        2,496,502        3,056,112
11 Great Valley Parkway                   Malvern, PA                     708,331        3,045,616        3,753,947
680 Blair Mill Road                       Horsham, PA                   4,134,733       11,389,514       15,524,247
825 Duportail Road                        Wayne, PA                     5,539,281       16,676,540       22,215,821
1200 Liberty Ridge Drive                  Wayne, PA                     5,223,660        9,023,558       14,247,218
2760 Red Lion Road                        Philadelphia, PA              3,687,888       41,412,023       45,099,911
200 Precision Drive                       Horsham, PA                   1,561,474        7,324,388        8,885,862
40 Liberty Boulevard                      Malvern, PA                   4,241,166       19,919,901       24,161,067
102 Rock Road                             Horsham, PA                   1,113,802        2,717,607        3,831,409
14 Lee Boulevard                          Malvern, PA                     643,892        6,046,867        6,690,759
500 Chesterfield Parkway                  Malvern, PA                     473,139        3,208,244        3,681,383
300-400 Chesterfield Parkway              Malvern, PA                     937,942        4,880,480        5,818,422
8 Stow Road                               Marlton, NJ                     172,945        1,823,164        1,996,109
10 Stow Road                              Marlton, NJ                     147,318        1,902,007        2,049,325
12 Stow Road                              Marlton, NJ                     103,618        1,248,229        1,351,847
14 Stow Road                              Marlton, NJ                      93,418        1,230,141        1,323,559
701A Route 73 South                       Marlton, NJ                     271,743        6,156,103        6,427,846
701C Route 73 South                       Marlton, NJ                      96,161        1,656,267        1,752,428
1008 Astoria Boulevard                    Cherry Hill, NJ                  32,698          797,137          829,835
3000 Atrium Way                           Mt. Laurel, NJ                  512,018        8,011,467        8,523,485
750 Cardinal Drive                        Bridgeport, NJ                  236,190        2,719,631        2,955,821
11000, 15000 Commerce Parkway             Mt. Laurel, NJ                  311,950        3,684,310        3,996,260
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                  362,855        3,540,174        3,903,029
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                  290,545        2,981,379        3,271,924
400 Lippincott Drive                      Marlton, NJ                     317,799        2,822,580        3,140,379
406 Lippincott Drive                      Marlton, NJ                     327,554        2,327,850        2,655,404
234 High Hill Road                        Bridgeport, NJ                  250,444        1,825,410        2,075,854
101 Arlington Boulevard                   Bridgeport, NJ                  374,836        4,233,663        4,608,499
100 Berkeley Drive                        Bridgeport, NJ                1,254,374        5,744,687        6,999,061
301 Lippincott Drive                      Marlton, NJ                   1,069,838        5,246,286        6,316,124
303 Lippincott Drive                      Marlton, NJ                   1,069,838        6,106,310        7,176,148
510-512 Sharptown Road                    Bridgeport, NJ                  125,410        1,120,462        1,245,872
901 Route 73                              Marlton, NJ                     334,411        2,853,897        3,188,308
1300 Route 73 North                       Mt. Laurel, NJ                  450,558        3,792,914        4,243,472
512 Sharptown Road                        Bridgeport, NJ                  180,468        1,751,437        1,931,905
201 Berkeley Drive                        Bridgeport, NJ                  515,116        4,880,415        5,395,531
404 Lippincott Drive                      Marlton, NJ                     131,896        1,650,431        1,782,327
104 Gaither Drive                         Mt. Laurel, NJ                  136,446        1,372,543        1,508,989


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
402 Lippincott Drive                      Marlton, NJ                     131,896        1,632,284        1,764,180
300 Commodore Drive                       Bridgeport, NJ                  723,369        4,984,362        5,707,731
3000 Lincoln Drive                        Mt. Laurel, NJ                  284,052        3,687,560        3,971,612
6000 Commerce Parkway                     Mt. Laurel, NJ                  234,151        2,181,344        2,415,495
7000 Commerce Parkway                     Mt. Laurel, NJ                  260,014        2,471,850        2,731,864
8000 Commerce Parkway                     Mt. Laurel, NJ                  234,814        2,113,283        2,348,097
9000 Commerce Parkway                     Mt. Laurel, NJ                  286,587        2,974,195        3,260,782
1000 Briggs Road                          Mt. Laurel, NJ                  288,577        3,421,818        3,710,395
1025 Briggs Road                          Mt. Laurel, NJ                  430,990        4,124,621        4,555,611
1020 Briggs Road                          Mt. Laurel, NJ                  574,983        2,835,141        3,410,124
9 Stow Road                               Marlton, NJ                     654,779        2,144,728        2,799,507
2000 Crawford Place                       Mt. Laurel, NJ                  310,831        4,546,141        4,856,972
5000 Dearborn Court                       Mt. Laurel, NJ                1,057,763        4,313,251        5,371,014
515 Heron Drive                           Bridgeport, NJ                  334,017        2,381,824        2,715,841
500 Sharptown Road                        Bridgeport, NJ                  302,858        2,699,972        3,002,830
625 Heron Drive                           Bridgeport, NJ                  180,226          958,705        1,138,931
605 Heron Drive                           Bridgeport, NJ                  265,381        1,141,838        1,407,219
510 Heron Drive                           Bridgeport, NJ                  790,335        8,252,530        9,042,865
522 Pedricktown Road                      Bridgeport, NJ                  176,309        1,379,844        1,556,153
530 Pedricktown Road                      Bridgeport, NJ                  350,813        1,932,775        2,283,588
540 Pedricktown Road                      Bridgeport, NJ                  531,280        4,371,703        4,902,983
230 High Hill Road                        Bridgeport, NJ                1,418,000        8,889,526       10,307,526
3 Mallard Court                           Bridgeport, NJ                  417,893        2,457,201        2,875,094
730 Cardinal Drive                        Bridgeport, NJ                  576,598        1,826,686        2,403,284
405 Heron Drive                           Bridgeport, NJ                2,167,471       18,257,790       20,425,261
100 Eagle Road                            Bridgeport, NJ                  256,491        1,454,953        1,711,444
250 High Hill Road                        Bridgeport, NJ                  246,478        2,443,300        2,689,778
508 Center Square Road                    Bridgeport, NJ                  453,341        3,459,188        3,912,529
602 Heron Drive                           Bridgeport, NJ                  524,728        2,248,128        2,772,856
300 Eagle Court                           Bridgeport, NJ                1,135,989        1,891,920        3,027,909
500 Center Square Road                    Bridgeport, NJ                1,826,143        6,207,302        8,033,445
1001 Briggs Road                          Mt. Laurel, NJ                  701,705        4,379,747        5,081,452
1960 Cuthbert Boulevard                   Cherry Hill, NJ                 321,699        1,507,017        1,828,716
1970 Cuthbert Boulevard                   Cherry Hill, NJ                 321,699        1,343,192        1,664,891
10000 & 11000 Route 73                    Marlton, NJ                     716,258        3,135,896        3,852,154
800 Arlington Boulevard                   Bridgeport, NJ                2,545,342        6,714,539        9,259,881
1015 Briggs Road                          Mt. Laurel, NJ                  470,659        3,210,033        3,680,692
17000 Commerce Parkway                    Mt. Laurel, NJ                  144,515        2,735,151        2,879,666
1655 Valley Center Parkway                Bethlehem, PA                   215,095        1,922,155        2,137,250
6560 Stonegate Drive                      Allentown, PA                   458,945        2,400,058        2,859,003
6370 Hedgewood Drive                      Allentown, PA                   541,459        3,146,306        3,687,765
6390 Hedgewood Drive                      Allentown, PA                   707,867        2,633,589        3,341,456
1495 Valley Center Parkway                Bethlehem, PA                   435,303        3,656,877        4,092,180
6350 Hedgewood Drive                      Allentown, PA                   560,691        3,179,793        3,740,484
6330 Hedgewood Drive                      Allentown, PA                   532,047        4,526,957        5,059,004
1550 Valley Center Parkway                Bethlehem, PA                   197,700        3,279,080        3,476,780
1560 Valley Center Parkway                Bethlehem, PA                   240,732        3,964,850        4,205,582
6580 Snowdrift Road                       Allentown, PA                   389,081        2,668,777        3,057,858
1510 Valley Center Parkway                Bethlehem, PA                   312,873        3,453,618        3,766,491
1530 Valley Center Parkway                Bethlehem, PA                   212,492        2,735,442        2,947,934
6540 Stonegate Drive                      Allentown, PA                   422,730        3,644,061        4,066,791
974 Marcon Boulevard                      Allentown, PA                   144,248        2,196,260        2,340,508
964 Marcon Boulevard                      Allentown, PA                   139,480        1,583,083        1,722,563
764 Roble Road                            Allentown, PA                   141,746          818,778          960,524
3174 Airport Road                         Allentown, PA                    98,986        1,144,153        1,243,139
2196 Avenue C                             Allentown, PA                   107,307        1,308,361        1,415,668
2202 Hanger Place                         Allentown, PA                   138,127        1,309,308        1,447,435
2201 Hanger Place                         Allentown, PA                   129,142        1,398,383        1,527,525
954 Marcon Boulevard                      Allentown, PA                   104,453        1,107,417        1,211,870
57 South Commerce Way                     Bethlehem, PA                   395,459        2,874,187        3,269,646
754 Roble Road                            Allentown, PA                   163,735        1,854,157        2,017,892
894 Marcon Boulevard                      Allentown, PA                   118,304        1,193,344        1,311,648
744 Roble Road                            Allentown, PA                   161,371        1,979,893        2,141,264
944 Marcon Boulevard                      Allentown, PA                   119,711        1,657,396        1,777,107
1685 Valley Center Parkway                Bethlehem, PA                   198,482        2,054,407        2,252,889
6520 Stonegate Drive                      Allentown, PA                   484,361        1,360,458        1,844,819
7437 Industrial Boulevard                 Allentown, PA                   726,651        6,782,605        7,509,256
2041 Avenue C                             Allentown, PA                   213,879        1,167,074        1,380,953
2124 Avenue C                             Allentown, PA                   289,529        1,524,279        1,813,808
7339 Industrial Boulevard                 Allentown, PA                 1,197,447        5,904,277        7,101,724
7384 Penn Drive                           Allentown, PA                   652,118        2,733,785        3,385,903
7144 Daniels Drive                        Allentown, PA                 1,579,169        6,719,704        8,298,873
7620 Cetronia Road                        Allentown, PA                 1,093,724        4,186,217        5,279,941
939 Marcon Boulevard                      Allentown, PA                 2,220,548        5,382,710        7,603,258
100 Brodhead Road                         Bethlehem, PA                   429,456        3,106,626        3,536,082
1455 Valley Center Parkway                Bethlehem, PA                   545,172        3,748,822        4,293,994
1640 Valley Center Parkway                Bethlehem, PA                   190,728        2,580,553        2,771,281
1650 Valley Center Parkway                Bethlehem, PA                   188,896        2,381,039        2,569,935
1660 Valley Center Parkway                Bethlehem, PA                   188,721        2,356,514        2,545,235
400 Nestle Way                            Allentown, PA                 8,184,096       26,335,396       34,519,492
83 South Commerce Way                     Bethlehem, PA                   212,744        1,123,746        1,336,490
85 South Commerce Way                     Bethlehem, PA                   237,078        1,102,245        1,339,323
87 South Commerce Way                     Bethlehem, PA                   253,886        1,215,273        1,469,159


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
89 South Commerce Way                     Bethlehem, PA                   367,706        1,780,306        2,148,012
7248 Industrial Boulevard                 Allentown, PA                 2,670,673       14,035,855       16,706,528
95 Highland Avenue                        Bethlehem, PA                   430,593        3,627,146        4,057,739
236 Brodhead Road                         Bethlehem, PA                   376,962        4,698,328        5,075,290
1525 Valley Center Parkway                Bethlehem, PA                   804,104        7,131,587        7,935,691
6620 Grant Way                            Allentown, PA                   430,824        1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                 4,174,970       16,214,779       20,389,749
7562 Penn Drive                           Allentown, PA                   269,614          937,333        1,206,947
7277 Williams Avenue                      Allentown, PA                   463,123        1,720,210        2,183,333
7355 Williams Avenue                      Allentown, PA                   489,749        1,810,683        2,300,432
794 Roble Road                            Allentown, PA                 1,147,541        7,224,894        8,372,435
6923 Schantz Spring Road                  Allentown, PA                 1,127,805        3,475,007        4,602,812
7132 Daniels Drive                        Allentown, PA                 1,695,610        7,278,638        8,974,248
3985 Adler Place                          Bethlehem, PA                   705,367        4,387,216        5,092,583
8014 Industrial Boulevard                 Allentown, PA                 3,645,117        9,066,372       12,711,489
705 Boulder Drive                         Allentown, PA                 4,486,836       15,000,502       19,487,338
651 Boulder Drive                         Allentown, PA                 4,308,646       13,108,539       17,417,185
3773 Corporate Parkway                    Center Valley, PA               794,403        7,385,121        8,179,524
7028 Snowdrift Road                       Fogelville, PA                  524,390        1,086,335        1,610,725
180,190 Cochrane Drive                    Annapolis, MD                 3,752,293       16,721,436       20,473,729
7178-80 Columbia Gateway                  Columbia, MD                  1,571,105        5,430,267        7,001,372
9770 Patuxent Woods Drive                 Columbia, MD                    341,663        3,046,891        3,388,554
9780 Patuxent Woods Drive                 Columbia, MD                    218,542        1,947,890        2,166,432
9790 Patuxent Woods Drive                 Columbia, MD                    243,791        2,176,630        2,420,421
9810 Patuxent Woods Drive                 Columbia, MD                    266,684        2,376,028        2,642,712
9800 Patuxent Woods Drive                 Columbia, MD                    299,099        2,843,785        3,142,884
9820 Patuxent Woods Drive                 Columbia, MD                    237,779        2,138,031        2,375,810
9830 Patuxent Woods Drive                 Columbia, MD                    296,262        2,705,720        3,001,982
9050 Red Branch Road                      Columbia, MD                    290,950        2,888,306        3,179,256
4606 Richlynn Drive                       Belcamp, MD                     299,600        1,825,969        2,125,569
8945-8975 Guilford Road                   Columbia, MD                  2,427,065        7,699,505       10,126,570
7317 Parkway Drive                        Hanover, MD                   1,104,359        1,963,990        3,068,349
5950 Symphony Woods Road                  Columbia, MD                  1,462,643       11,442,854       12,905,497
9101,9111,9115 Guilford Road              Columbia, MD                    765,952        3,238,074        4,004,026
9125,9135,9145 Guilford Road              Columbia, MD                    920,439        5,434,112        6,354,551
1751 Bluehills Drive                      Roanoke, VA                   1,063,728        8,500,677        9,564,405
4300 Carolina Avenue                      Richmond, VA                  2,009,136       15,256,505       17,265,641
301 Hill Carter Parkway                   Richmond, VA                    659,456        4,836,010        5,495,466
4001 Carolina Avenue                      Richmond, VA                     29,443          280,257          309,700
5600-5626 Eastport Boulevard              Richmond, VA                    489,941        3,703,958        4,193,899
5650-5674 Eastport Boulevard              Richmond, VA                    644,384        4,106,792        4,751,176
5700 Eastport Boulevard                   Richmond, VA                    408,729        2,735,914        3,144,643
3432 Holland Road                         Virginia Beach, VA              173,527          790,515          964,042
4880 Cox Road                             Glen Allen, VA                  743,898        5,626,815        6,370,713
4101- 4127 Carolina Avenue                Richmond, VA                    310,854        2,350,034        2,660,888
4201-4261 Carolina Avenue                 Richmond, VA                    693,203        5,674,827        6,368,030
4263-4299 Carolina Avenue                 Richmond, VA                    256,203        3,609,045        3,865,248
4301-4335 Carolina Avenue                 Richmond, VA                    223,696        1,761,213        1,984,909
4337-4379 Carolina Avenue                 Richmond, VA                    325,303        3,131,820        3,457,123
4501-4549 Carolina Avenue                 Richmond, VA                    486,166        3,706,534        4,192,700
4551-4593 Carolina Avenue                 Richmond, VA                    474,360        3,606,520        4,080,880
4601-4643 Carolina Avenue                 Richmond, VA                    652,455        5,156,734        5,809,189
4645-4683 Carolina Avenue                 Richmond, VA                    404,616        3,979,291        4,383,907
4447-4491 Carolina Avenue                 Richmond, VA                    454,056        2,836,643        3,290,699
4401-4445 Carolina Avenue                 Richmond, VA                    615,038        4,541,737        5,156,775
12 S. Third Street                        Richmond, VA                     40,539          198,743          239,282
9601 Cosner Drive                         Fredericksburg, VA              475,262        3,970,255        4,445,517
2300 East Parham Road                     Richmond, VA                    221,947        1,011,088        1,233,035
5601-5659 Eastport Boulevard              Richmond, VA                    720,100        4,962,065        5,682,165
5900 Eastport Boulevard                   Richmond, VA                    687,898        4,460,256        5,148,154
4717-4729 Eubank Road                     Richmond, VA                    452,263        3,435,575        3,887,838
4263F-N. Carolina Avenue                  Richmond, VA                     91,599        1,631,525        1,723,124
5000 Cox Road                             Glen Allen, VA                  771,029        3,780,402        4,551,431
5500 Cox Road                             Glen Allen, VA                  483,263        2,632,211        3,115,474
510 Eastpark Court                        Richmond, VA                    262,210        2,244,795        2,507,005
520 Eastpark Court                        Richmond, VA                    486,598        4,153,001        4,639,599
13001 Kingston Avenue                     Richmond, VA                    376,701        2,032,055        2,408,756
5701-5799 Eastport Boulevard              Richmond, VA                    700,503        5,602,691        6,303,194
4801 Cox Road                             Glen Allen, VA                1,075,620        8,856,012        9,931,632
600 H P Way                               Chester, VA                     501,752        6,442,761        6,944,513
500 H P Way                               Chester, VA                     491,919        5,642,404        6,134,323
701 Liberty Way                           Richmond, VA                  1,188,857        3,991,169        5,180,026
4198 Cox Road                             Glen Allen, VA                  670,292        4,397,913        5,068,205
12730 Kingston Avenue                     Richmond, VA                  1,201,072        7,117,188        8,318,260
4510 Cox Road                             Glen Allen, VA                1,010,044        7,881,074        8,891,118
2809 South Lynnhaven Road                 Virginia Beach, VA              953,590        6,697,536        7,651,126
200 Golden Oak Court                      Virginia Beach, VA            1,116,693        7,355,208        8,471,901
208 Golden Oak Court                      Virginia Beach, VA              965,177        6,992,262        7,957,439
1 Enterprise Parkway                      Hampton, VA                     974,675        5,938,985        6,913,660
22 Enterprise Parkway                     Hampton, VA                   1,097,368        7,196,450        8,293,818
530 Eastpark Court                        Richmond, VA                    334,772        2,687,645        3,022,417
484 Viking Drive                          Virginia Beach, VA              891,753        3,757,036        4,648,789
10430 Lakeridge Parkway                   Ashland, VA                     421,267        3,823,595        4,244,862


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
10456 Lakeridge Parkway                   Ashland, VA                     409,261        3,727,827        4,137,088
3829-3855 Gaskins Road                    Richmond, VA                    364,165        3,270,794        3,634,959
629 Phoenix Drive                         Virginia Beach, VA              371,694        2,156,125        2,527,819
11838 Rock Landing Drive                  Newport News, VA                673,942        2,605,823        3,279,765
11844 Rock Landing Drive                  Newport News, VA                326,774        1,466,452        1,793,226
11846 Rock Landing Drive                  Newport News, VA                299,066        1,728,499        2,027,565
11832 Rock Landing Drive                  Newport News, VA                748,582        6,025,561        6,774,143
10800 Nuckols Boulevard                   Richmond, VA                  1,794,162       13,997,242       15,791,404
5700 Cleveland Street                     Virginia Beach, VA              700,564       10,423,728       11,124,292
801 Liberty Way                           Richmond, VA                    785,057        6,099,551        6,884,608
5 Manhattan Square                        Hampton, VA                     212,694        1,557,477        1,770,171
100 Westgate Parkway                      Richmond, VA                  1,456,084        8,061,649        9,517,733
1309 Executive Boulevard                  Cheaspeake, VA                  955,374        5,030,748        5,986,122
21 Enterprise Parkway                     Hamton, VA                      265,719        8,288,150        8,553,869
4523 Green Point Drive                    High Point, NC                  235,698        2,402,828        2,638,526
4501 Green Point Drive                    High Point, NC                  320,450        2,334,600        2,655,050
4500 Green Point Drive                    High Point, NC                  231,692        2,189,486        2,421,178
2427 Penny Road                           High Point, NC                1,168,074        6,225,641        7,393,715
4524 Green Point Drive                    High Point, NC                  183,888        2,183,550        2,367,438
4328, 4336 Federal Drive                  High Point, NC                  825,092        6,759,451        7,584,543
200 Centreport Drive                      Greensboro, NC                  332,017        4,186,798        4,518,815
4344 Federal Drive                        High Point, NC                  173,623        2,672,001        2,845,624
202 Centreport Drive                      Greensboro, NC                  549,679        5,932,984        6,482,663
101 Centreport Drive                      Greensboro, NC                  826,237        7,755,692        8,581,929
4000 Piedmont Parkway                     High Point, NC                  597,368        5,250,234        5,847,602
4380 Federal Drive                        High Point, NC                  283,368        2,109,082        2,392,450
4388 Federal Drive                        High Point, NC                  132,655        1,130,336        1,262,991
6532 Judge Adams Road                     Rock Creek, NC                  399,988        3,443,080        3,843,068
6530 Judge Adams Road                     Rock Creek, NC                  335,061        4,428,955        4,764,016
150 Ridgeview Center Drive                Duncan, SC                      711,353        8,937,767        9,649,120
1320 Garlington Road                      Greenville, SC                  398,539        1,812,646        2,211,185
420 Park Avenue                           Greenville, SC                  522,548        3,280,353        3,802,901
4160 Mendenhall Oaks Parkway              High Point, NC                  545,627        2,826,348        3,371,975
4194 Mendenhall Oaks Parkway              High Point, NC                  265,991        2,198,081        2,464,072
4196 Mendenhall Oaks Parkway              High Point, NC                  173,889        2,001,390        2,175,279
4170 Mendenhall Oaks Parkway              High Point, NC                  373,502        1,970,828        2,344,330
4180 Mendenhall Oaks Parkway              High Point, NC                  315,614        1,565,527        1,881,141
4050 Piedmont Parkway                     High Point, NC                2,042,159       16,919,478       18,961,637
One Independence Pointe                   Greenville, SC                  784,617        6,421,254        7,205,871
55 Beattie Place                          Greenville, SC                2,645,238       24,267,767       26,913,005
75 Beattie Place                          Greenville, SC                2,408,577       17,895,870       20,304,447
7736 McCloud Road                         Greensboro, NC                  591,795        6,122,799        6,714,594
15 Brendan Way                            Greenville, SC                  614,192        4,003,758        4,617,950
4300 Federal Drive                        High Point, NC                  276,038        1,609,937        1,885,975
4135 Mendenall Oaks Parkway               High Point, NC                  500,980        2,710,531        3,211,511
4183 Eagle Hill Drive                     High Point, NC                  526,266        3,358,955        3,885,221
4189 Eagle Hill Drive                     High Point, NC                  431,106        2,535,186        2,966,292
4020 Meeting Way                          High Point, NC                  378,101        1,397,960        1,776,061
170 Ridgeview Drive                       Duncan, SC                      229,443        5,034,680        5,264,123
6509 Franz Warner Parkway                 Rock Creek, NC                  372,494        2,405,221        2,777,715
1730 Stebbins Drive                       Houston, TX                     144,016          477,394          621,410
5911-5925 Richard Street                  Jacksonville, FL                286,335          498,215          784,550
8383-8385 Baycenter Road                  Jacksonville, FL                 65,329          712,198          777,527
8775 Baypine Road                         Jacksonville, FL                913,014        3,168,213        4,081,227
6255 Lake Gray Boulevard                  Jacksonville, FL                812,634        3,552,995        4,365,629
8665,8667,8669 Baypine Road               Jacksonville, FL                974,959        4,174,817        5,149,776
1200 Gulf Life Drive                      Jacksonville, FL              1,046,629       18,387,679       19,434,308
8614 Baymeadows Way                       Jacksonville, FL                295,063        1,077,776        1,372,839
5941-5975 Richard Street                  Jacksonville, FL                586,095        1,128,859        1,714,954
7970 Bayberry Road                        Jacksonville, FL                129,979        1,249,307        1,379,286
6000-6030 Bowdendale Avenue               Jacksonville, FL                275,475        1,697,973        1,973,448
7898 Baymeadows Way                       Jacksonville, FL                568,005        1,945,665        2,513,670
5977-6607 Richard Street                  Jacksonville, FL                636,901        2,792,897        3,429,798
7910 & 7948 Baymeadows Way                Jacksonville, FL                211,449        2,654,205        2,865,654
7954, 7960 Baymeadows Way                 Jacksonville, FL                292,667        2,944,363        3,237,030
8787 Baypine Road                         Jacksonville, FL              2,028,593       35,460,631       37,489,224
7077 Bonneval Road                        Jacksonville, FL                774,020        7,066,343        7,840,363
4190 Belfort Road                         Jacksonville, FL                827,420        7,695,008        8,522,428
7020 AC Skinner Parkway                   Jacksonville, FL                749,811        2,109,996        2,859,807
7022 AC Skinner Parkway                   Jacksonville, FL                853,981        2,950,281        3,804,262
11777 Central Highway                     Jacksonville, FL                140,426        1,641,401        1,781,827
4345 Southpoint Parkway                   Jacksonville, FL                418,093        8,316,195        8,734,288
7016 AC Skinner Parkway                   Jacksonville, FL                602,633        2,320,994        2,923,627
7018 AC Skinner Parkway                   Jacksonville, FL                846,461        4,076,589        4,923,050
7014 AC Skinner Parkway                   Jacksonville, FL                780,486        3,142,839        3,923,325
6620 Southpoint Drive                     Jacksonville, FL                614,602        4,824,977        5,439,579
7980 Bayberry Road                        Jacksonville, FL                330,726        1,355,877        1,686,603
9600 Satellite Boulevard                  Orlando, FL                     252,850        1,351,982        1,604,832
9700 Satellite Boulevard                  Orlando, FL                     405,362        1,259,931        1,665,293
1902 Cypress Lake Drive                   Orlando, FL                     538,512        4,043,476        4,581,988
9550 Satellite Boulevard                  Orlando, FL                     587,319        2,075,135        2,662,454
8250 & 8256 Exchange Place                Orlando, FL                     824,530        2,754,051        3,578,581
6600 Southpoint Parkway                   Jacksonville, FL              1,002,704        4,379,880        5,382,584


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
6700 Southpoint Parkway                   Jacksonville, FL                624,215        3,486,969        4,111,184
4801 Executive Park Court - 100           Jacksonville, FL                554,542        3,438,749        3,993,291
4801 Executive Park Court - 200           Jacksonville, FL                370,039        2,018,771        2,388,810
4810 Executive Park Court                 Jacksonville, FL                370,039        3,093,003        3,463,042
6602 Executive Park Court - 100           Jacksonville, FL                388,541        2,134,229        2,522,770
6602 Executive Park Court - 200           Jacksonville, FL                296,032        1,710,850        2,006,882
6631 Executive Park Court - 100           Jacksonville, FL                251,627        1,361,113        1,612,740
6631 Executive Park Court - 200           Jacksonville, FL                407,043        2,372,959        2,780,002
4815 Executive Park Court - 100           Jacksonville, FL                366,339        1,995,919        2,362,258
4815 Executive Park Court - 200           Jacksonville, FL                462,549        2,681,617        3,144,166
4825 Executive Park Court                 Jacksonville, FL                601,401        3,254,710        3,856,111
4820 Executive Park Court                 Jacksonville, FL                555,213        3,284,421        3,839,634
10511 & 10611 Satellite Boulevard         Orlando, FL                     522,991        2,800,370        3,323,361
1400-1440 Central Florida Parkway         Orlando, FL                     518,043        2,636,080        3,154,123
6601 Executive Park Circle North          Jacksonville, FL                551,250        3,129,001        3,680,251
1300 Riverplace Boulevard                 Jacksonville, FL              1,804,258        8,755,096       10,559,354
4901 Belfort Road                         Jacksonville, FL                877,964        4,202,594        5,080,558
16445 Air Center Boulevard                Houston, TX                     363,339        2,856,657        3,219,996
16405 Air Center Boulevard                Houston, TX                     438,853        3,136,970        3,575,823
2216 Directors Row                        Orlando, FL                     453,918        2,598,067        3,051,985
7460 Chancellor Drive                     Orlando, FL                     266,555        1,149,201        1,415,756
1901 Summit Tower Boulevard               Maitland, FL                  6,083,206       12,671,492       18,754,698
3701-3727 Vineland Road                   Orlando, FL                     767,929        2,163,793        2,931,722
4899 Belfort Road                         Jacksonville, FL              1,299,351        7,859,703        9,159,054
4905 Belfort Street                       Jacksonville, FL                638,154        3,411,407        4,049,561
16580 Air Center Boulevard                Houston, TX                     289,000        3,547,695        3,836,695
7251 Salisbury Road                       Jacksonville, FL                662,559        2,269,503        2,932,062
2400 South Lake Orange Drive              Orlando, FL                     642,427        2,103,419        2,745,846
10245 Centurion Parkway North             Jacksonville, FL                857,704        4,088,052        4,945,756
6501 Lee Vista Boulevard                  Orlando, FL                     925,671        5,493,802        6,419,473
1755 Trans Central Drive                  Houston, TX                     306,147        3,156,970        3,463,117
10771 Palm Bay Drive                      Orlando, FL                     685,383        2,492,044        3,177,427
5501-5519 Pioneer Park Boulevard          Tampa, FL                       262,416        1,700,585        1,963,001
5690-5694 Crenshaw Street                 Tampa, FL                       181,923        1,953,292        2,135,215
3102,3104,3110 Cherry Palm Drive          Tampa, FL                       503,767        3,191,300        3,695,067
8401-8408 Benjamin Road                   Tampa, FL                       789,651        4,911,230        5,700,881
3501 Riga Boulevard                       Tampa, FL                       617,289        3,144,217        3,761,506
111 Kelsey Lane                           Tampa, FL                       359,540        1,913,816        2,273,356
7930, 8010-20 Woodland Center Boulevard   Tampa, FL                     1,408,478        5,491,601        6,900,079
7920 Woodland Center Boulevard            Tampa, FL                     1,082,648        2,849,780        3,932,428
8154-8198 Woodland Center Boulevard       Tampa, FL                       399,088        2,912,833        3,311,921
8112-42 Woodland Center Boulevard         Tampa, FL                       513,263        3,243,734        3,756,997
8212 Woodland Center Boulevard            Tampa, FL                       820,882        2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                       559,527        4,402,267        4,961,794
7724 Woodland Center Boulevard            Tampa, FL                       235,894        2,108,522        2,344,416
7802-50 Woodland Center Boulevard         Tampa, FL                       506,949        2,392,676        2,899,625
7852-98 Woodland Center Boulevard         Tampa, FL                       506,949        2,141,789        2,648,738
8921 Brittany Way                         Tampa, FL                       254,493        1,892,134        2,146,627
5250 Eagle Trail Drive                    Tampa, FL                       952,860        3,457,917        4,410,777
7725 Woodland Center Boulevard            Tampa, FL                       771,501        3,008,176        3,779,677
8001 Woodland Center Boulevard            Tampa, FL                       438,061        2,153,044        2,591,105
4630 Woodland Corporate Boulevard         Tampa, FL                     1,560,099       11,782,893       13,342,992
701-725 South US Highway 301              Tampa, FL                       661,680        3,089,722        3,751,402
4502 Woodland Corporate Boulevard         Tampa, FL                     1,071,535        2,934,365        4,005,900
9001-9015 Brittany Way                    Tampa, FL                       364,514        1,294,842        1,659,356
4508 Woodland Corporate Boulevard         Tampa, FL                       556,887        3,024,463        3,581,350
7622 Bald Cypress Place                   Tampa, FL                       300,000        1,039,980        1,339,980
901-933 US Highway 301S                   Tampa, FL                       840,314        2,776,799        3,617,113
1701 Clint Moore Boulevard                Boca Raton, FL                1,430,937        3,101,421        4,532,358
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL              625,111        4,553,669        5,178,780
6500 NW 12th Avenue                       Ft. Lauderdale, FL                    -        3,096,090        3,096,090
6600 NW 12th Avenue                       Ft. Lauderdale, FL                    -        3,353,646        3,353,646
1500 SW 5th Court                         Pompano Beach, FL               972,232        3,938,523        4,910,755
1651 SW 5th Court                         Pompano Beach, FL               203,247          829,485        1,032,732
1601 SW 5th Court                         Pompano Beach, FL               203,247          861,598        1,064,845
1501 SW 5th Court                         Pompano Beach, FL               203,247          833,257        1,036,504
1400 SW 6th Court                         Pompano Beach, FL             1,157,049        4,693,417        5,850,466
1405 SW 6th Court                         Pompano Beach, FL               392,138        1,610,908        2,003,046
595 SW 13th Terrace                       Pompano Beach, FL               359,933        1,482,888        1,842,821
601 SW 13th Terrace                       Pompano Beach, FL               164,413          680,559          844,972
605 SW 16th Terrace                       Pompano Beach, FL               310,178        1,268,595        1,578,773
951 Broken Sound Parkway                  Boca Raton, FL                1,426,251        6,283,049        7,709,300
3400 Lakeside Drive                       Miramar, FL                   2,022,153       11,759,299       13,781,452
3450 Lakeside Drive                       Miramar, FL                   2,022,152       11,554,694       13,576,846
3350 SW 148th Avenue                      Miramar, FL                   2,980,689       17,118,858       20,099,547
13650 NW 8th Street                       Sunrise, FL                     558,251        2,209,009        2,767,260
13630 NW 8th Street                       Sunrise, FL                     659,825        2,742,991        3,402,816
777 Yamato Road                           Boca Raton, FL                4,501,247       18,354,415       22,855,662
1801 Clint Moore Road                     Boca Raton, FL                1,065,068        4,714,134        5,779,202
6601-6625 W. 78th Street                  Bloomington, MN               2,310,246       38,578,584       40,888,830
2905 Northwest Boulevard                  Plymouth, MN                    516,920        5,144,590        5,661,510
2800 Campus Drive                         Plymouth, MN                    395,366        3,891,729        4,287,095
2955 Xenium Lane                          Plymouth, MN                    151,238        1,626,077        1,777,315


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
9401-9443 Science Center Drive            New Hope, MN                    510,064        4,054,396        4,564,460
6321-6325 Bury Drive                      Eden Prairie, MN                462,876        4,332,062        4,794,938
7115-7173 Shady Oak Road                  Eden Prairie, MN                454,974        4,525,830        4,980,804
7660-7716 Golden Triangle Drive           Eden Prairie, MN              1,289,215        5,735,573        7,024,788
7400 Flying Cloud Drive                   Eden Prairie, MN                195,982        1,817,445        2,013,427
10301-10305 West 70th Street              Eden Prairie, MN                118,300        1,168,868        1,287,168
10321 West 70th Street                    Eden Prairie, MN                142,399        1,341,407        1,483,806
10333 West 70th Street                    Eden Prairie, MN                108,610        1,026,183        1,134,793
10349-10357 West 70th Street              Eden Prairie, MN                270,584        2,746,668        3,017,252
10365-10375 West 70th Street              Eden Prairie, MN                285,464        2,812,695        3,098,159
10393-10394 West 70th Street              Eden Prairie, MN                264,419        2,677,722        2,942,141
7078 Shady Oak Road                       Eden Prairie, MN                336,481        3,139,939        3,476,420
10400 Viking Drive                        Eden Prairie, MN              2,938,372       21,341,495       24,279,867
5600 & 5610 Rowland Road                  Minnetonka, MN                  829,263        8,523,179        9,352,442
2920 Northwest Boulevard                  Plymouth, MN                    384,235        4,094,866        4,479,101
5400-5500 Feltl Road                      Minnetonka, MN                  883,895        8,823,538        9,707,433
10300 Bren Road                           Minnetonka, MN                  344,614        3,264,498        3,609,112
14630-14650 28th Avenue North             Plymouth, MN                    198,204        2,153,609        2,351,813
7695-7699 Anagram Drive                   Eden Prairie, MN                760,525        3,280,379        4,040,904
7550 Meridian Circle                      Maple Grove, MN                 513,250        2,821,098        3,334,348
2800 Northwest Boulevard                  Plymouth, MN                  1,934,438       11,027,841       12,962,279
3255 Neil Armstrong Boulevard             Eagan, MN                     1,131,017        3,377,738        4,508,755
4801 West 81st Street                     Bloomington, MN               1,624,701        2,944,658        4,569,359
8100 Cedar Avenue                         Bloomington, MN                 501,313        3,700,697        4,202,010
9600 54th Avenue                          Plymouth, MN                    332,317        3,226,870        3,559,187
7800 Equitable Drive                      Eden Prairie, MN              2,188,525        3,807,690        5,996,215
7905 Fuller Road                          Eden Prairie, MN              1,230,965        4,083,254        5,314,219
9023 Columbine Road                       Eden Prairie, MN              1,956,273        4,626,783        6,583,056
6161 Green Valley Drive                   Bloomington, MN                 741,194        4,030,244        4,771,438
4700 Nathan Lane North                    Minneapolis, MN               1,501,308        8,769,085       10,270,393
8967 Columbine Road                       Eden Prairie, MN              1,450,000        3,409,410        4,859,410
14390 Huntington Avenue                   Savage, MN                    1,464,521        6,410,037        7,874,558
550-590 Hale Avenue                       Oakdale, MN                     766,390        3,607,189        4,373,579
7777 Golden Triangle Drive                Eden Prairie, MN                993,101        3,013,132        4,006,233
8937 Columbine Road                       Eden Prairie, MN              1,739,966        4,283,816        6,023,782
7615 Smetana Lane                         Eden Prairie, MN              3,000,000        6,670,095        9,670,095
10801 Nesbitt Avenue South                Bloomington, MN                 786,382        4,164,907        4,951,289
8995 Columbine Road                       Eden Prairie, MN              2,055,296        2,524,352        4,579,648
26911-26957 Northwestern Highway          Southfield, MI                7,799,515       71,892,433       79,691,948
1650 Research Drive                       Troy, MI                        763,067        7,291,999        8,055,066
1775 Research Drive                       Troy, MI                        331,422        2,838,153        3,169,575
1875 Research Drive                       Troy, MI                        329,863        2,895,205        3,225,068
1850 Research Drive                       Troy, MI                        781,054        7,574,678        8,355,732
1965 Research Drive                       Troy, MI                        419,090        3,682,359        4,101,449
1960 Research Drive                       Troy, MI                        419,146        3,630,052        4,049,198
27260 Haggerty Road                       Farmington Hills, MI            456,877        4,277,434        4,734,311
27200 Haggerty Road                       Farmington Hills, MI            382,754        3,597,285        3,980,039
27280 Haggerty Road                       Farmington Hills, MI            452,860        4,175,371        4,628,231
27220 Haggerty Road                       Farmington Hills, MI            203,064        1,937,845        2,140,909
27240 Haggerty Road                       Farmington Hills, MI            171,518        1,601,650        1,773,168
27300 Haggerty Road                       Farmington Hills, MI            370,378        3,436,575        3,806,953
1101 Allen Drive                          Troy, MI                         98,148          910,814        1,008,962
1151 Allen Drive                          Troy, MI                        164,486        1,695,487        1,859,973
1300 Rankin Street                        Troy, MI                        134,094        1,337,558        1,471,652
1350 Rankin Street                        Troy, MI                        111,779        1,076,015        1,187,794
1376-1400 Rankin Street                   Troy, MI                        134,296        1,340,559        1,474,855
1352-1374 Rankin Street                   Troy, MI                        153,279        1,474,170        1,627,449
1324-1346 Rankin Street                   Troy, MI                        134,094        1,234,951        1,369,045
1301-1307 Rankin Street                   Troy, MI                        111,779        1,069,066        1,180,845
1409 Allen Drive                          Troy, MI                        142,374        1,500,442        1,642,816
1304 E Maple Road                         Troy, MI                        211,236        2,216,007        2,427,243
1334 Maplelawn Road                       Troy, MI                        124,300        1,140,775        1,265,075
1290 Maplelawn Road                       Troy, MI                         85,325          832,635          917,960
1070 Maplelawn Road                       Troy, MI                         68,563          667,800          736,363
950 Maplelawn Road                        Troy, MI                        252,433        2,291,703        2,544,136
894 Maplelawn Road                        Troy, MI                        181,753        1,651,736        1,833,489
1179 Maplelawn Road                       Troy, MI                         87,849          867,250          955,099
1940 Norwood Drive                        Troy, MI                         86,839          828,051          914,890
1311-1331 Maplelawn Road                  Troy, MI                        125,410        1,335,186        1,460,596
2354 Bellingham Street                    Troy, MI                         87,344          809,741          897,085
2360 Bellingham Street                    Troy, MI                         87,344          848,063          935,407
1911 Ring Drive                           Troy, MI                         86,132          856,722          942,854
26442-26450 Haggerty Road                 Farmington Hills, MI            237,691        2,171,447        2,409,138
26500 Haggerty Road                       Farmington Hills, MI            311,097        2,843,970        3,155,067
26650 Haggerty Road                       Farmington Hills, MI            173,170        1,584,198        1,757,368
26700 Haggerty Road                       Farmington Hills, MI            253,341        2,307,852        2,561,193
26750 Haggerty Road                       Farmington Hills, MI            292,720        2,792,435        3,085,155
26800 Haggerty Road                       Farmington Hills, MI            175,492        1,746,488        1,921,980
26842-26850 Haggerty Road                 Farmington Hills, MI            239,609        2,355,399        2,595,008
26600 Haggerty Road                       Farmington Hills, MI            537,693        2,442,372        2,980,065
26550 Haggerty Road                       Farmington Hills, MI            535,179        2,418,861        2,954,040
50 West Big Beaver Road                   Troy, MI                      2,159,678       19,778,014       21,937,692
100 West Big Beaver Road                  Troy, MI                      2,113,006       19,434,979       21,547,985


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
245 Executive Drive                       Brookfield, WI                  577,067        5,393,060        5,970,127
8301 West Parkland Court                  Milwaukee, WI                   358,442        3,494,969        3,853,411
32991 Hamilton Court                      Farmington Hills, MI          1,065,392        4,575,439        5,640,831
7500 West 110th Street                    Overland Park, KS             2,380,493        9,783,818       12,164,311
7800 N. 113th Street                      Milwaukee, WI                 1,711,964        6,899,510        8,611,474
2475-2479 Elliot Avenue                   Troy, MI                        128,808          531,531          660,339
32661 Edward Avenue                       Madison Heights, MI             378,838        2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI             340,398        1,396,362        1,736,760
32751 Edward Avenue                       Madison Heights, MI             151,410          900,043        1,051,453
32853 Edward Avenue                       Madison Heights, MI             138,121          838,253          976,374
555 East Mandoline Avenue                 Madison Heights, MI             140,862          880,321        1,021,183
599 East Mandoline Avenue                 Madison Heights, MI             132,164          719,789          851,953
749 East Mandoline Avenue                 Madison Heights, MI             144,658          708,968          853,626
750 East Mandoline Avenue                 Madison Heights, MI             151,458          742,062          893,520
900 East Mandoline Avenue                 Madison Heights, MI             157,729          773,708          931,437
949 East Mandoline Avenue                 Madison Heights, MI             137,049          784,089          921,138
32090 John Road                           Madison Heights, MI              70,351          405,861          476,212
31601 Research Park Drive                 Madison Heights, MI             331,179        1,890,599        2,221,778
31651 Research Park Drive                 Madison Heights, MI             194,012        1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI             373,203        1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI             185,845        1,126,778        1,312,623
31751 Research Park Drive                 Madison Heights, MI             194,063        1,302,396        1,496,459
31800 Research Park Drive                 Madison Heights, MI             217,929        1,616,262        1,834,191
800 Tech Row                              Madison Heights, MI             444,977        3,016,255        3,461,232
900 Tech Row                              Madison Heights, MI             155,606          908,095        1,063,701
1000 Tech Row                             Madison Heights, MI             357,897        2,712,929        3,070,826
31771 Sherman Avenue                      Madison Heights, MI             150,944          656,866          807,810
31791 Sherman Avenue                      Madison Heights, MI             105,606          652,218          757,824
31811 Sherman Avenue                      Madison Heights, MI             207,599        1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI             158,483          904,885        1,063,368
31900 Sherman Avenue                      Madison Heights, MI             269,293        1,788,713        2,058,006
800 East Whitcomb Avenue                  Madison Heights, MI             151,704        1,345,993        1,497,697
950 East Whitcomb Avenue                  Madison Heights, MI             113,630        2,170,653        2,284,283
1000 East Whitcomb Avenue                 Madison Heights, MI             113,512        1,075,241        1,188,753
1201 East Whitcomb Avenue                 Madison Heights, MI             302,567        1,215,920        1,518,487
1210 East Whitcomb Avenue                 Madison Heights, MI             121,298          329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI              78,720          406,003          484,723
1280 Kempar Avenue                        Madison Heights, MI             142,305          555,174          697,479
22515 Heslip Drive                        Novi, MI                        144,477          392,429          536,906
9801 80th Avenue                          Pleasant Prairie, WI          1,689,726        7,970,993        9,660,719
11950 W. Lake Park Drive                  Milwaukee, WI                   394,938        2,495,696        2,890,634
11400 W. Lake Park Drive                  Milwaukee, WI                   443,101        2,499,679        2,942,780
11425 W. Lake Park Drive                  Milwaukee, WI                   385,305        2,457,708        2,843,013
11301 W. Lake Park Drive                  Milwaukee, WI                   619,465        2,713,670        3,333,135
11900 W. Lake Park Drive                  Milwaukee, WI                   350,628        2,886,153        3,236,781
38100 Ecorse Road                         Romulus, MI                     853,063        9,355,328       10,208,391
16620-16650 W Bluemound Road              Brookfield, WI                  586,665        4,543,062        5,129,727
1600-1630 East Big Beaver Road            Troy, MI                      1,458,737        3,002,247        4,460,984
11414 West Park Place                     Milwaukee, WI                   491,531        8,701,778        9,193,309
11520 W. Calumet Road                     Milwaukee, WI                   341,698        1,576,042        1,917,740
12100 W. Park Place                       Milwaukee, WI                   532,370        3,311,029        3,843,399
N26 W23445 Paul Road                      Pewaukee, WI                    561,904        1,989,820        2,551,724
11200 W. Plank Court                      Wauwatosa, WI                   330,829        3,211,394        3,542,223
11020 W. Plank Court                      Wauwatosa, WI                   464,246        3,314,031        3,778,277
38000 Ecourse Road                        Romulus, MI                   1,053,337       12,149,828       13,203,165
3800 Lapeer Road                          Auburn Hills, MI              3,154,272        6,983,952       10,138,224
50 Gibson Drive                           West Malling, UK                      -        3,270,372        3,270,372
2 Kings Hill Avenue                       West Malling, UK                745,416        3,760,790        4,506,206
50 Kings Hill Avenue                      West Malling, UK              1,637,852        9,853,018       11,490,870
10 Kings Hill Avenue                      West Malling, UK                870,859        5,096,600        5,967,459
30 Tower View                             West Malling, UK              1,467,467       10,764,204       12,231,671
35 Kings Hill Avenue                      West Malling, UK                719,481        2,603,265        3,322,746
39 Kings Hill Avenue                      West Malling, UK                675,365        2,883,524        3,558,889
4 Abbey Wood Road                         West Malling, UK              1,805,152        4,734,246        6,539,398
18 Kings Hill Avenue                      West Malling, UK              1,837,471        4,441,637        6,279,108
                                                                  ---------------  ---------------  ---------------
Subtotal Operating Real Estate                                    $   467,310,411  $ 2,874,903,350  $ 3,342,213,761
                                                                  ===============  ===============  ===============

DEVELOPMENT IN PROGRESS
2301 Renaissance Boulevard                King of Prussia, PA     $     3,659,475  $     5,800,561  $     9,460,036
1500 Liberty Ridge Drive                  Wayne, PA                    11,566,033       16,431,099       27,997,132
1515 Grundy's Lane                        Bristol, PA                     560,680        1,859,698        2,420,378
3200 Horizon Drive                        King of Prussia, PA                   -        1,446,119        1,446,119
301 Berkeley Drive                        Bridgeport, NJ                  320,265        1,702,629        2,022,894
74 West Broad Street                      Bethlehem, PA                 1,099,079       10,868,005       11,967,084
8150 Industrial Boulevard                 Allentown, PA                 2,571,466        8,119,025       10,690,491
8250 Industrial Boulevard                 Allentown, PA                 1,035,854        4,071,652        5,107,506
650 Boulder Drive                         Allentown, PA                 5,242,428       16,463,060       21,705,488
1605 Valley Center Parkway                Bethlehem, PA                 1,766,196        6,336,255        8,102,451
3400 High Point Boulevard                 Bethlehem, PA                   662,809          502,847        1,165,656
6250 Old Dobbin Lane                      Columbia, MD                  1,295,000        2,531,915        3,826,915
6210 Old Dobbin Lane                      Columbia, MD                  1,295,000        2,124,618        3,419,618


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
DEVELOPMENT IN PROGRESS - Continued
6240 Old Dobbin Lane                      Columbia, MD                  1,295,000        2,124,630        3,419,630
5715 Old Shakopee Road West               Bloomington, MN               1,264,758        2,519,281        3,784,039
5735 Old Shakopee Road West               Bloomington, MN               1,264,758        2,520,072        3,784,830
20 Wright Avenue                          Hunt Valley, MD               1,575,000          122,672        1,697,672
200 Westgate Parkway                      Richmond, VA                  1,072,459        4,480,703        5,553,162
1305 Executive Boulevard                  Chesapeake, VA                1,129,850        3,008,182        4,138,032
1313 Executive Boulevard                  Chesapeake, VA                1,708,050        2,787,599        4,495,649
3 Independence Pointe                     Greenville, SC                  467,438        1,912,964        2,380,402
5 Independence Pointe                     Greenville, SC                  467,438        2,459,149        2,926,587
1400 Mendenhall Oaks Parkway              High Point, NC                  984,672        4,080,177        5,064,849
4191 Mendenhall Oaks Parkway              High Point, NC                  611,166        1,901,037        2,512,203
979 Batesville Road                       Greer, SC                     1,190,431        3,578,461        4,768,892
4887 Belfort Road                         Jacksonville, FL              1,665,915        6,811,038        8,476,953
7255 Salisbury Road                       Jacksonville, FL                680,766        1,697,584        2,378,350
2416 Lake Orange Drive                    Orlando, FL                     704,800        2,216,100        2,920,900
16605 Air Center Boulevard                Houston, TX                     391,186        2,501,019        2,892,205
4503 Woodland Corporate Boulevard         Tampa, FL                       619,913        1,914,601        2,534,514
4505 Woodland Corporate Boulevard         Tampa, FL                       716,594        1,874,534        2,591,128
4511 Woodland Corporate Boulevard         Tampa, FL                       686,594        1,911,044        2,597,638
7851-61 Woodland Center Parkway           Tampa, FL                       295,005        1,061,883        1,356,888
7805 Hudson Road                          Woodbury, MN                  1,381,234        6,363,903        7,745,137
4600 Nathan Lane                          Plymouth, MN                  1,038,197        4,768,895        5,807,092
8911 Columbine Road                       Eden Prairie, MN              1,718,407        2,011,126        3,729,533
5775 Old Shakopee Road West               Bloomington, MN               2,058,185        6,770,867        8,829,052
2600 Bellingham Drive                     Troy, MI                      1,938,746        3,809,073        5,747,819
2710 Bellingham Drive                     Troy, MI                      1,938,746        2,804,508        4,743,254
10855 West Park Place                     Milwaukee, WI                   424,710        1,933,427        2,358,137
30 Kings Hill Avenue                      West Malling, UK                      -        2,685,636        2,685,636
Aymer House                               Chertsey, UK                 11,013,828                -       11,013,828
Uxbridge                                  London, UK                   20,522,583                -       20,522,583
                                                                  ---------------  ---------------  ---------------
Subtotal Development in Progress                                  $    91,900,714  $   160,887,648  $   252,788,362
                                                                  ===============  ===============  ===============

LAND HELD FOR DEVELOPMENT
Keystone Industrial Park Land             Bristol, PA             $       379,217  $             -  $       379,217
50 Prudential Road                        Horsham, PA                           -                -                -
1710 Arch Street                          Philadelphia, PA             12,426,346                -       12,426,346
1722 Arch Street                          Philadelphia, PA                322,137                -          322,137
JFK & Arch Parking Lots/Land (East)       Philadelphia, PA             15,306,526                -       15,306,526
JFK & Arch Parking Lots/Land (West)       Philadelphia, PA              1,601,047                -        1,601,047
425 Privet Road                           Horsham, PA                   3,697,150          190,601        3,887,751
425 Privet Road                           Horsham, PA                   2,015,225            3,420        2,018,645
Quarry Ridge Land                         Malvern, PA                   9,528,074                -        9,528,074
Commodore Business Park                   Logan, NJ                     4,480,965          207,250        4,688,215
Marlton Executive Park Land               Marlton, NJ                     964,921                -          964,921
800 Arlington Boulevard Expansion Land    Logan, NJ                             -                -                -
300 Fellowship Road Land                  Mt. Laurel, NJ                1,615,557                -        1,615,557
Lehigh Valley Corporate Center Land       Bethlehem, PA                   227,357           32,438          259,795
LVCC Phase 2 Land                         Bethlehem, PA                 6,676,985          198,500        6,875,485
650 Boulder Drive Expansion               Allentown, PA                 4,301,885                -        4,301,885
9th & Hamilton Streets                    Allentown, PA                   615,624                -          615,624
Columbia Crossing Land                    Columbis, MD                  5,678,531                -        5,678,531
6250 Old Dobbin Lane                      Columbia, MD                  1,466,934                -        1,466,934
Hunt Valley Land                          Hunt Valley, MD               2,150,271                -        2,150,271
Fairgrounds Distribution Center Land      Richmond, VA                     12,981                -           12,981
Rivers' Bend Business Park                Chesterfield, VA             (1,106,508)       6,276,313        5,169,805
Woodlands Center Land                     Sandston, VA                  1,687,205                -        1,687,205
501 H P Way                               Chesterfield, VA                650,007                -          650,007
Eastport VII                              Richmond, VA                  1,628,318                -        1,628,318
Eastport VIII                             Richmond, VA                    386,023                -          386,023
Eastport IX                               Richmond, VA                    214,952                -          214,952
Westmoreland II Land                      Virginia Beach, VA              938,616                -          938,616
Westmoreland III Land                     Virginia Beach, VA              775,382                -          775,382
Volvo Center Land                         Hampton, VA                   1,866,146                -        1,866,146
Lakefront Plaza II Land                   Hampton, VA                     150,236                -          150,236
Mendenhall Business Park I                High Point, NC                7,603,264           21,127        7,624,391
Independence Pointe Land                  Greenville, SC                2,582,637                -        2,582,637
Eagle Hill Business Park Land             High Point, NC                  849,876           20,000          869,876
Southpark Business Park                   Jacksonville, FL                497,113                -          497,113
7024 AC Skinner Parkway                   Jacksonville, FL                824,952                -          824,952
Silo Bend Land                            Tampa, FL                     4,304,601                -        4,304,601
Exchange Place Land                       Orlando, FL                           -                -                -
Belfort Road                              Jacksonville, FL                573,322                -          573,322
Butler Plaza Land                         Jacksonville, FL              2,324,867                -        2,324,867
South Center Land                         Orlando, FL                   2,163,350                -        2,163,350
South Center Land                         Orlando, FL                     597,094                -          597,094
Orlando Corporate Center Land             Orlando, FL                     901,893                -          901,893
Salisbury Road Land                       Jacksonville, FL              1,559,918                -        1,559,918
Central Green Land                        Houston, TX                   1,626,998                -        1,626,998
Woodland Corporate Center Land            Tampa, FL                     1,244,810                -        1,244,810
6119 W. Linebaugh Avenue                  Tampa, FL                       198,205                -          198,205
Pompano Bus Park Land-Lots 100,101        Boca Raton, FL                  428,214                -          428,214


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT - Continued
Pompano Bus Park Land-Lots 60, 61         Boca Raton, FL                  522,278                -          522,278
Boca Colannade Land                       Boca Raton, FL                4,762,081                -        4,762,081
Lake Smetana Business Park                Eden Prairie, MN              4,376,603                -        4,376,603
8855 Columbine Road                       Eden Prairie, MN              2,502,716        1,423,435        3,926,151
5705 Old Shakopee Road W. Land            Bloomington, MN               2,127,294                -        2,127,294
Romulus Land                              Romulus, MI                   1,287,510                -        1,287,510
Big Beaver Airport Land                   Troy, MI                     10,164,697                -       10,164,697
Park Place South Land                     Milwaukee, WI                 4,988,302            7,425        4,995,727
6505 Cogswell Road                        Romulus, MI                     784,080        2,850,847        3,634,927
Liberty Business Park Land                Jacksonville, FL                537,816                -          537,816
Northsight Land                           Scottsdale, AZ               11,323,236                -       11,323,236
                                                                  ---------------  ---------------  ---------------
Subtotal Land Held for Development                                $   152,315,837  $    11,231,356  $   163,547,193
                                                                  ===============  ===============  ===============

Total All Properties                                              $   711,526,962  $ 3,047,022,354  $ 3,758,549,316
                                                                  ===============  ===============  ===============

                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES
10, 20 Liberty Boulevard                  Malvern, PA               $  1,556,970             1985            40 yrs.
420 Lapp Road                             Malvern, PA                  1,925,774             1989            40 yrs.
747 Dresher Road                          Horsham, PA                  1,241,487             1988            40 yrs.
45-67 Great Valley Parkway                Malvern, PA                  1,624,828             1974            40 yrs.
40 Valley Stream Parkway                  Malvern, PA                    808,022             1987            40 yrs.
50 Valley Stream Parkway                  Malvern, PA                    794,557             1987            40 yrs.
20 Valley Stream Parkway                  Malvern, PA                  1,881,114             1987            40 yrs.
800 Town Center Drive                     Langhorne, PA                3,459,238             1987            40 yrs.
9, 15, 25 Great Valley Parkway            Malvern, PA                  8,654,601             1986            40 yrs.
257-275 Great Valley Parkway              Malvern, PA                  2,046,465             1983            40 yrs.
300 Technology Drive                      Malvern, PA                    477,422             1985            40 yrs.
277-293 Great Valley Parkway              Malvern, PA                    870,219             1984            40 yrs.
311 Technology Drive                      Malvern, PA                    936,742             1984            40 yrs.
325 Technology Drive                      Malvern, PA                    790,659             1984            40 yrs.
7 Great Valley Parkway                    Malvern, PA                  1,836,656             1985            40 yrs.
55 Valley Stream Parkway                  Malvern, PA                  1,387,591             1983            40 yrs.
65 Valley Stream Parkway                  Malvern, PA                  2,051,771             1983            40 yrs.
508 Lapp Road                             Malvern, PA                    776,745             1984            40 yrs.
10 Valley Stream Parkway                  Malvern, PA                  1,218,205             1984            40 yrs.
333 Phoenixville Pike                     Malvern, PA                  1,184,280             1985            40 yrs.
30 Great Valley Parkway                   Malvern, PA                    230,178             1975            40 yrs.
75 Great Valley Parkway                   Malvern, PA                    210,243             1977            40 yrs.
27-43 Great Valley Parkway                Malvern, PA                  1,216,584             1977            40 yrs.
77-123 Great Valley Parkway               Malvern, PA                  2,410,524             1978            40 yrs.
260 Great Valley Parkway                  Malvern, PA                    402,234             1979            40 yrs.
256 Great Valley Parkway                  Malvern, PA                    904,369             1980            40 yrs.
205 Great Valley Parkway                  Malvern, PA                  4,867,531             1981            40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                    585,422             1982            40 yrs.
155 Great Valley Parkway                  Malvern, PA                  1,074,999             1981            40 yrs.
333 Technology Drive                      Malvern, PA                  1,296,887             1987            40 yrs.
510 Lapp Road                             Malvern, PA                    416,120             1983            40 yrs.
181 Wheeler Court                         Langhorne, PA                  412,325             1979            40 yrs.
1100 Wheeler Way                          Langhorne, PA                  220,801             1979            40 yrs.
60 Morehall Road                          Malvern, PA                  3,252,334             1989            40 yrs.
905 Airport Road                          West Chester, PA             1,210,040             1988            40 yrs.
1 Country View Road                       Malvern, PA                    738,218             1982            40 yrs.
2151 Cabot Boulevard                      Langhorne, PA                  662,841             1982            40 yrs.
170 South Warner Road                     King of Prussia, PA          1,807,126             1980            40 yrs.
190 South Warner Road                     King of Prussia, PA          1,132,106             1980            40 yrs.
507 Prudential Road                       Horsham, PA                  1,176,586             1988            40 yrs.
100 Witmer Road                           Horsham, PA                  1,437,650             1996            40 yrs.
3100 Horizon Drive                        King of Prussia, PA            397,457             1995            40 yrs.
3300 Horizon Drive                        King of Prussia, PA            504,196             1996            40 yrs.
3500 Horizon Drive                        King of Prussia, PA            369,051             1996            40 yrs.
200 Chesterfield Parkway                  Malvern, PA                  1,510,386             1989            40 yrs.
767 Electronic Drive                      Horsham, PA                    805,011             1996            40 yrs.
132 Welsh Road                            Horsham, PA                    526,260             1998            40 yrs.
5 Country View Road                       Malvern, PA                    793,380             1985            40 yrs.
3200 Horizon Drive                        King of Prussia, PA            789,885             1996            40 yrs.
3000 Horizon Drive                        King of Prussia, PA            238,781             1997            40 yrs.
111-195 Witmer Road                       Horsham, PA                    454,855             1987            40 yrs.
300 Welsh Road - Building 3               Horsham, PA                    257,843             1983            40 yrs.
300 Welsh Road - Building 4               Horsham, PA                    572,469             1983            40 yrs.
8801 Tinicum Boulevard                    Philadelphia, PA             4,921,344             1997            40 yrs.
440 East Swedesford Road                  King of Prussia, PA          1,472,666             1988            40 yrs.
460 East Swedesford Road                  King of Prussia, PA            912,452             1988            40 yrs.
50 Morehall Road                          Malvern, PA                  2,035,479             1997            40 yrs.
2 Walnut Grove Drive                      Horsham, PA                  1,412,210             1989            40 yrs.
5 Walnut Grove Drive                      Horsham, PA                    347,591             2000            40 yrs.
200 Gibraltar Road                        Horsham, PA                    966,326             1990            40 yrs.
220 Gibraltar Road                        Horsham, PA                    813,155             1990            40 yrs.
240 Gibraltar Road                        Horsham, PA                    732,117             1990            40 yrs.
151 South Warner Road                     King of Prussia, PA            885,944             1980            40 yrs.
1 Walnut Grove Drive                      Horsham, PA                  1,235,005             1986            40 yrs.
3604 Horizon Drive                        King of Prussia, PA            460,445             1998            40 yrs.
3606 Horizon Drive                        King of Prussia, PA            360,848             1997            40 yrs.
650 Swedesford Road                       King of Prussia, PA          2,596,663             1971            40 yrs.
680 Swedesford Road                       King of Prussia, PA          2,612,374             1971            40 yrs.
761 Fifth Avenue                          King of Prussia, PA            297,222             1977            40 yrs.
771 Fifth Avenue                          King of Prussia, PA            193,751             1977            40 yrs.
1 Great Valley Parkway                    Malvern, PA                    529,250             1982            40 yrs.
5 Great Valley Parkway                    Malvern, PA                    795,062             1983            40 yrs.
311 Sinclair Road                         Bristol, PA                    159,316             1997            40 yrs.
1001 Cedar Hollow Road                    Malvern, PA                  2,018,731             1998            40 yrs.
3 Country View Road                       Malvern, PA                    405,299             1998            40 yrs.
425 Technology Drive                      Malvern, PA                    348,852             1998            40 yrs.
375 Technology Drive                      Malvern, PA                    237,101             1998            40 yrs.
45 Liberty Boulevard                      Malvern, PA                  1,525,278             1999            40 yrs.
100 Chesterfield Parkway                  Malvern, PA                    940,309             1998            40 yrs.
181-187 Gibraltar Road                    Horsham, PA                    472,764             1982            40 yrs.
104 Rock Road                             Horsham, PA                    307,508             1974            40 yrs.


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
123-135 Rock Road                         Horsham, PA                    459,278             1975            40 yrs.
111-159 Gibraltar Road                    Horsham, PA                    528,910             1981            40 yrs.
161-175 Gibraltar Road                    Horsham, PA                    337,166             1976            40 yrs.
103-109 Gibraltar Road                    Horsham, PA                    361,939             1978            40 yrs.
261-283 Gibraltar Road                    Horsham, PA                    422,165             1978            40 yrs.
210-223 Witmer Road                       Horsham, PA                    394,915             1972            40 yrs.
231-237 Gibraltar Road                    Horsham, PA                    526,546             1981            40 yrs.
100 Gibraltar Road                        Horsham, PA                     36,470             1975            40 yrs.
101 Gibraltar Road                        Horsham, PA                    620,421             1977            40 yrs.
506 Prudential Road                       Horsham, PA                    158,533             1973            40 yrs.
113-123 Rock Road                         Horsham, PA                    337,132             1975            40 yrs.
101-111 Rock Road                         Horsham, PA                    378,429             1975            40 yrs.
120 Gibraltar Road                        Horsham, PA                    547,338             1980            40 yrs.
110 Gibraltar Road                        Horsham, PA                    645,282             1979            40 yrs.
100-107 Lakeside Drive                    Horsham, PA                    376,425             1982            40 yrs.
200-264 Lakeside Drive                    Horsham, PA                    707,557             1982            40 yrs.
300-309 Lakeside Drive                    Horsham, PA                    592,273             1982            40 yrs.
400-445 Lakeside Drive                    Horsham, PA                    953,445             1981            40 yrs.
104 Witmer Road                           Horsham, PA                    260,226             1997            40 yrs.
201 Gibraltar Road                        Horsham, PA                    402,648             1983            40 yrs.
3600 Horizon Drive                        King of Prussia, PA            192,128             1989            40 yrs.
3602 Horizon Drive                        King of Prussia, PA            233,015             1989            40 yrs.
3 Franklin Plaza                          Philadelphia, PA             1,931,024             1999            40 yrs.
400-500 Brandywine Parkway                West Chester, PA               761,558             1988            40 yrs.
600 Brandywine Parkway                    West Chester, PA               585,443             1988            40 yrs.
2700 Horizon Drive                        King of Prussia, PA            448,744             1998            40 yrs.
2900 Horizon Drive                        King of Prussia, PA            366,194             1998            40 yrs.
2500 Renaissance Boulevard                King of Prussia, PA            276,877             1999            40 yrs.
2300 Renaissance Boulevard                King of Prussia, PA            261,883             1999            40 yrs.
719 Dresher Road                          Horsham, PA                    288,844             1987            40 yrs.
2100 Renaissance Boulevard                King of Prussia, PA            855,859             1999            40 yrs.
4 Walnut Grove                            Horsham, PA                    487,393             1999            40 yrs.
2250 Hickory Road                         Plymouth Meeting, PA         1,026,973             1985            40 yrs.
3400 Horizon Drive                        King of Prussia, PA            444,695             1995            40 yrs.
300 Welsh Road                            Horsham, PA                    288,415             1985            40 yrs.
600 Chesterfield Parkway                  Malvern, PA                    822,929             1999            40 yrs.
700 Chesterfield Parkway                  Malvern, PA                    817,751             1999            40 yrs.
6 Terry Drive                             Newtown, PA                    182,332             1981            40 yrs.
2520 Renaissance Boulevard                King of Prussia, PA            369,633             1999            40 yrs.
18 Great Valley Parkway                   Malvern, PA                    292,294             1980            40 yrs.
700 Dresher Road                          Horsham, PA                    778,649             1987            40 yrs.
2201 Renaissance Boulevard                King of Prussia, PA            878,480             2000            40 yrs.
2540 Renaissance Boulevard                King of Prussia, PA             87,683             2000            40 yrs.
2560 Renaissance Boulevard                King of Prussia, PA            193,053             2000            40 yrs.
1501-1513 Grundy's Lane                   Bristol, PA                    118,850             2000            40 yrs.
11 Great Valley Parkway                   Malvern, PA                     92,249             2001            40 yrs.
680 Blair Mill Road                       Horsham, PA                    155,300             2001            40 yrs.
825 Duportail Road                        Wayne, PA                      870,011             1979            40 yrs.
1200 Liberty Ridge Drive                  Wayne, PA                      343,064             2001            40 yrs.
2760 Red Lion Road                        Philadelphia, PA               528,764             2001            40 yrs.
200 Precision Drive                       Horsham, PA                    268,730             1997            40 yrs.
40 Liberty Boulevard                      Malvern, PA                  1,063,455             1989            40 yrs.
102 Rock Road                             Horsham, PA                     52,368             1985            40 yrs.
14 Lee Boulevard                          Malvern, PA                  1,714,806             1988            40 yrs.
500 Chesterfield Parkway                  Malvern, PA                  1,015,243             1988            40 yrs.
300-400 Chesterfield Parkway              Malvern, PA                  1,582,069             1988            40 yrs.
8 Stow Road                               Marlton, NJ                    403,975             1988            40 yrs.
10 Stow Road                              Marlton, NJ                    381,457             1988            40 yrs.
12 Stow Road                              Marlton, NJ                    325,754             1988            40 yrs.
14 Stow Road                              Marlton, NJ                    320,252             1988            40 yrs.
701A Route 73 South                       Marlton, NJ                  1,749,459             1987            40 yrs.
701C Route 73 South                       Marlton, NJ                    410,970             1987            40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ                254,135             1973            40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ               2,525,396             1987            40 yrs.
750 Cardinal Drive                        Bridgeport, NJ                 465,221             1989            40 yrs.
11000, 15000 Commerce Parkway             Mt. Laurel, NJ                 892,488             1985            40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 649,502             1985            40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 674,270             1985            40 yrs.
400 Lippincott Drive                      Marlton, NJ                    224,896             1999            40 yrs.
406 Lippincott Drive                      Marlton, NJ                    606,482             1990            40 yrs.
234 High Hill Road                        Bridgeport, NJ                 361,669             1987            40 yrs.
101 Arlington Boulevard                   Bridgeport, NJ                 577,106             1996            40 yrs.
100 Berkeley Drive                        Bridgeport, NJ                 340,055             1990            40 yrs.
301 Lippincott Drive                      Marlton, NJ                    883,229             1988            40 yrs.
303 Lippincott Drive                      Marlton, NJ                    950,047             1988            40 yrs.
510-512 Sharptown Road                    Bridgeport, NJ                 173,052             1984            40 yrs.
901 Route 73                              Marlton, NJ                    410,882             1985            40 yrs.
1300 Route 73 North                       Mt. Laurel, NJ                 692,228             1988            40 yrs.
512 Sharptown Road                        Bridgeport, NJ                 256,548             1984            40 yrs.
201 Berkeley Drive                        Bridgeport, NJ                 442,360             1999            40 yrs.
404 Lippincott Drive                      Marlton, NJ                    311,170             1997            40 yrs.
104 Gaither Drive                         Mt. Laurel, NJ                 172,592             1975            40 yrs.
402 Lippincott Drive                      Marlton, NJ                    251,556             1997            40 yrs.
300 Commodore Drive                       Bridgeport, NJ                 545,581             1999            40 yrs.


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
3000 Lincoln Drive                        Mt. Laurel, NJ                 689,691             1983            40 yrs.
6000 Commerce Parkway                     Mt. Laurel, NJ                 304,990             1985            40 yrs.
7000 Commerce Parkway                     Mt. Laurel, NJ                 327,727             1984            40 yrs.
8000 Commerce Parkway                     Mt. Laurel, NJ                 242,670             1983            40 yrs.
9000 Commerce Parkway                     Mt. Laurel, NJ                 321,204             1983            40 yrs.
1000 Briggs Road                          Mt. Laurel, NJ                 391,726             1986            40 yrs.
1025 Briggs Road                          Mt. Laurel, NJ                 522,082             1987            40 yrs.
1020 Briggs Road                          Mt. Laurel, NJ                 280,260             1999            40 yrs.
9 Stow Road                               Marlton, NJ                    270,466             1998            40 yrs.
2000 Crawford Place                       Mt. Laurel, NJ                 785,860             1986            40 yrs.
5000 Dearborn Court                       Mt. Laurel, NJ                 422,530             1988            40 yrs.
515 Heron Drive                           Bridgeport, NJ                 223,053             1980            40 yrs.
500 Sharptown Road                        Bridgeport, NJ                 230,108             1984            40 yrs.
625 Heron Drive                           Bridgeport, NJ                  89,390             1980            40 yrs.
605 Heron Drive                           Bridgeport, NJ                 105,766             1980            40 yrs.
510 Heron Drive                           Bridgeport, NJ                 788,746             1990            40 yrs.
522 Pedricktown Road                      Bridgeport, NJ                 128,989             1988            40 yrs.
530 Pedricktown Road                      Bridgeport, NJ                 180,731             1993            40 yrs.
540 Pedricktown Road                      Bridgeport, NJ                 427,827             1987            40 yrs.
230 High Hill Road                        Bridgeport, NJ                 831,380             1985            40 yrs.
3 Mallard Court                           Bridgeport, NJ                 230,102             1989            40 yrs.
730 Cardinal Drive                        Bridgeport, NJ                 173,453             1989            40 yrs.
405 Heron Drive                           Bridgeport, NJ               1,718,650             1990            40 yrs.
100 Eagle Road                            Bridgeport, NJ                 135,990             1995            40 yrs.
250 High Hill Road                        Bridgeport, NJ                 377,569             1995            40 yrs.
508 Center Square Road                    Bridgeport, NJ                 324,637             1995            40 yrs.
602 Heron Drive                           Bridgeport, NJ                 210,512             1995            40 yrs.
300 Eagle Court                           Bridgeport, NJ                 176,577             1996            40 yrs.
500 Center Square Road                    Bridgeport, NJ                 585,541             1997            40 yrs.
1001 Briggs Road                          Mt. Laurel, NJ                 460,436             1986            40 yrs.
1960 Cuthbert Boulevard                   Cherry Hill, NJ                173,264             1985            40 yrs.
1970 Cuthbert Boulevard                   Cherry Hill, NJ                119,833             1985            40 yrs.
10000 & 11000 Route 73                    Marlton, NJ                    392,888             1984            40 yrs.
800 Arlington Boulevard                   Bridgeport, NJ                 539,702             1999            40 yrs.
1015 Briggs Road                          Mt. Laurel, NJ                 169,157             2000            40 yrs.
17000 Commerce Parkway                    Mt. Laurel, NJ                 165,909             2001            40 yrs.
1655 Valley Center Parkway                Bethlehem, PA                  611,485             1993            40 yrs.
6560 Stonegate Drive                      Allentown, PA                  711,254             1989            40 yrs.
6370 Hedgewood Drive                      Allentown, PA                  854,360             1990            40 yrs.
6390 Hedgewood Drive                      Allentown, PA                  859,564             1990            40 yrs.
1495 Valley Center Parkway                Bethlehem, PA                  975,110             1990            40 yrs.
6350 Hedgewood Drive                      Allentown, PA                  934,757             1989            40 yrs.
6330 Hedgewood Drive                      Allentown, PA                1,571,394             1988            40 yrs.
1550 Valley Center Parkway                Bethlehem, PA                  919,337             1988            40 yrs.
1560 Valley Center Parkway                Bethlehem, PA                1,190,764             1988            40 yrs.
6580 Snowdrift Road                       Allentown, PA                  865,223             1988            40 yrs.
1510 Valley Center Parkway                Bethlehem, PA                1,122,540             1988            40 yrs.
1530 Valley Center Parkway                Bethlehem, PA                  808,250             1988            40 yrs.
6540 Stonegate Drive                      Allentown, PA                1,160,494             1988            40 yrs.
974 Marcon Boulevard                      Allentown, PA                  786,473             1987            40 yrs.
964 Marcon Boulevard                      Allentown, PA                  653,372             1985            40 yrs.
764 Roble Road                            Allentown, PA                  299,385             1985            40 yrs.
3174 Airport Road                         Allentown, PA                  544,941             1979            40 yrs.
2196 Avenue C                             Allentown, PA                  527,505             1980            40 yrs.
2202 Hanger Place                         Allentown, PA                  613,360             1981            40 yrs.
2201 Hanger Place                         Allentown, PA                  645,145             1987            40 yrs.
954 Marcon Boulevard                      Allentown, PA                  407,464             1981            40 yrs.
57 South Commerce Way                     Bethlehem, PA                  547,909             1986            40 yrs.
754 Roble Road                            Allentown, PA                  372,982             1986            40 yrs.
894 Marcon Boulevard                      Allentown, PA                  215,266             1986            40 yrs.
744 Roble Road                            Allentown, PA                  388,557             1986            40 yrs.
944 Marcon Boulevard                      Allentown, PA                  329,933             1986            40 yrs.
1685 Valley Center Parkway                Bethlehem, PA                  379,870             1996            40 yrs.
6520 Stonegate Drive                      Allentown, PA                  293,256             1996            40 yrs.
7437 Industrial Boulevard                 Allentown, PA                1,415,814             1976            40 yrs.
2041 Avenue C                             Allentown, PA                  205,754             1990            40 yrs.
2124 Avenue C                             Allentown, PA                  184,527             1990            40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  815,953             1996            40 yrs.
7384 Penn Drive                           Allentown, PA                  493,612             1988            40 yrs.
7144 Daniels Drive                        Allentown, PA                1,004,907             1975            40 yrs.
7620 Cetronia Road                        Allentown, PA                  767,389             1990            40 yrs.
939 Marcon Boulevard                      Allentown, PA                  874,707             1980            40 yrs.
100 Brodhead Road                         Bethlehem, PA                  518,801             1990            40 yrs.
1455 Valley Center Parkway                Bethlehem, PA                  942,735             1997            40 yrs.
1640 Valley Center Parkway                Bethlehem, PA                  589,762             1996            40 yrs.
1650 Valley Center Parkway                Bethlehem, PA                  531,404             1997            40 yrs.
1660 Valley Center Parkway                Bethlehem, PA                  350,066             1998            40 yrs.
400 Nestle Way                            Allentown, PA                3,542,766             1997            40 yrs.
83 South Commerce Way                     Bethlehem, PA                  203,442             1989            40 yrs.
85 South Commerce Way                     Bethlehem, PA                  153,878             1989            40 yrs.
87 South Commerce Way                     Bethlehem, PA                  170,627             1989            40 yrs.
89 South Commerce Way                     Bethlehem, PA                  268,327             1998            40 yrs.
7248 Industrial Boulevard                 Allentown, PA                1,896,986             1988            40 yrs.
95 Highland Avenue                        Bethlehem, PA                  412,478             1985            40 yrs.


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
236 Brodhead Road                         Bethlehem, PA                  568,568             1994            40 yrs.
1525 Valley Center Parkway                Bethlehem, PA                  746,292             1999            40 yrs.
6620 Grant Way                            Allentown, PA                  224,411             1989            40 yrs.
700 Nestle Way                            Allentown, PA                1,585,157             1998            40 yrs.
7562 Penn Drive                           Allentown, PA                   97,555             1989            40 yrs.
7277 Williams Avenue                      Allentown, PA                  198,018             1989            40 yrs.
7355 Williams Avenue                      Allentown, PA                  178,768             1998            40 yrs.
794 Roble Road                            Allentown, PA                  607,995             1985            40 yrs.
6923 Schantz Spring Road                  Allentown, PA                  323,339             1993            40 yrs.
7132 Daniels Drive                        Allentown, PA                  627,069             1997            40 yrs.
3985 Adler Place                          Bethlehem, PA                  430,542             1987            40 yrs.
8014 Industrial Boulevard                 Allentown, PA                  585,147             1999            40 yrs.
705 Boulder Drive                         Allentown, PA                  584,586             2001            40 yrs.
651 Boulder Drive                         Allentown, PA                  783,176             2000            40 yrs.
3773 Corporate Parkway                    Center Valley, PA              224,882             2001            40 yrs.
7028 Snowdrift Road                       Fogelville, PA                  45,518             2001            40 yrs.
180,190 Cochrane Drive                    Annapolis, MD                5,062,988             1988            40 yrs.
7178-80 Columbia Gateway                  Columbia, MD                 1,197,206             1987            40 yrs.
9770 Patuxent Woods Drive                 Columbia, MD                   355,719             1986            40 yrs.
9780 Patuxent Woods Drive                 Columbia, MD                   227,507             1986            40 yrs.
9790 Patuxent Woods Drive                 Columbia, MD                   254,102             1986            40 yrs.
9810 Patuxent Woods Drive                 Columbia, MD                   277,758             1986            40 yrs.
9800 Patuxent Woods Drive                 Columbia, MD                   343,560             1988            40 yrs.
9820 Patuxent Woods Drive                 Columbia, MD                   257,078             1988            40 yrs.
9830 Patuxent Woods Drive                 Columbia, MD                   308,596             1986            40 yrs.
9050 Red Branch Road                      Columbia, MD                   312,441             1972            40 yrs.
4606 Richlynn Drive                       Belcamp, MD                    167,357             1988            40 yrs.
8945-8975 Guilford Road                   Columbia, MD                   677,612             1986            40 yrs.
7317 Parkway Drive                        Hanover, MD                    151,245             1983            40 yrs.
5950 Symphony Woods Road                  Columbia, MD                   118,531             1986            40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD                 1,379,816             1984            40 yrs.
9125,9135,9145 Guilford Road              Columbia, MD                 2,423,406             1983            40 yrs.
1751 Bluehills Drive                      Roanoke, VA                  1,435,999             1991            40 yrs.
4300 Carolina Avenue                      Richmond, VA                 2,577,334             1985            40 yrs.
301 Hill Carter Parkway                   Richmond, VA                   826,014             1989            40 yrs.
4001 Carolina Avenue                      Richmond, VA                    53,764             1935            40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA                   669,005             1989            40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA                   762,775             1990            40 yrs.
5700 Eastport Boulevard                   Richmond, VA                   468,152             1990            40 yrs.
3432 Holland Road                         Virginia Beach, VA             135,024             1989            40 yrs.
4880 Cox Road                             Glen Allen, VA                 416,118             1995            40 yrs.
4101- 4127 Carolina Avenue                Richmond, VA                   392,212             1973            40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA                   966,255             1975            40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA                   529,453             1976            40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                   292,813             1978            40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA                   659,969             1979            40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA                   626,210             1981            40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA                   619,697             1982            40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA                   955,692             1985            40 yrs.
4645-4683 Carolina Avenue                 Richmond, VA                 1,276,006             1985            40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA                   484,139             1987            40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA                   773,102             1988            40 yrs.
12 S. Third Street                        Richmond, VA                    32,335             1900            40 yrs.
9601 Cosner Drive                         Fredericksburg, VA             662,050             1995            40 yrs.
2300 East Parham Road                     Richmond, VA                   172,699             1988            40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA                   908,224             1996            40 yrs.
5900 Eastport Boulevard                   Richmond, VA                   540,431             1997            40 yrs.
4717-4729 Eubank Road                     Richmond, VA                   547,915             1978            40 yrs.
4263F-N. Carolina Avenue                  Richmond, VA                   235,560             1975            40 yrs.
5000 Cox Road                             Glen Allen, VA                 494,901             1990            40 yrs.
5500 Cox Road                             Glen Allen, VA                 289,152             1999            40 yrs.
510 Eastpark Court                        Richmond, VA                   283,430             1989            40 yrs.
520 Eastpark Court                        Richmond, VA                   549,384             1989            40 yrs.
13001 Kingston Avenue                     Richmond, VA                   240,515             1998            40 yrs.
5701-5799 Eastport Boulevard              Richmond, VA                   693,620             1998            40 yrs.
4801 Cox Road                             Glen Allen, VA                 809,854             1998            40 yrs.
600 H P Way                               Chester, VA                    564,256             1997            40 yrs.
500 H P Way                               Chester, VA                    444,485             1997            40 yrs.
701 Liberty Way                           Richmond, VA                   339,379             1999            40 yrs.
4198 Cox Road                             Glen Allen, VA                 520,752             1984            40 yrs.
12730 Kingston Avenue                     Richmond, VA                    73,022             2001            40 yrs.
4510 Cox Road                             Glen Allen, VA                 885,403             1990            40 yrs.
2809 South Lynnhaven Road                 Virginia Beach, VA             690,821             1987            40 yrs.
200 Golden Oak Court                      Virginia Beach, VA             770,735             1988            40 yrs.
208 Golden Oak Court                      Virginia Beach, VA             720,062             1989            40 yrs.
1 Enterprise Parkway                      Hampton, VA                    692,434             1987            40 yrs.
22 Enterprise Parkway                     Hampton, VA                    776,959             1990            40 yrs.
530 Eastpark Court                        Richmond, VA                   437,612             1997            40 yrs.
484 Viking Drive                          Virginia Beach, VA             387,398             1987            40 yrs.
10430 Lakeridge Parkway                   Ashland, VA                    375,717             1989            40 yrs.
10456 Lakeridge Parkway                   Ashland, VA                    368,247             1991            40 yrs.
3829-3855 Gaskins Road                    Richmond, VA                   313,368             1988            40 yrs.
629 Phoenix Drive                         Virginia Beach, VA             203,996             1996            40 yrs.
11838 Rock Landing Drive                  Newport News, VA               268,662             1986            40 yrs.


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
11844 Rock Landing Drive                  Newport News, VA               149,749             1989            40 yrs.
11846 Rock Landing Drive                  Newport News, VA               160,551             1989            40 yrs.
11832 Rock Landing Drive                  Newport News, VA               431,803             1988            40 yrs.
10800 Nuckols Boulevard                   Richmond, VA                   672,556             1988            40 yrs.
5700 Cleveland Street                     Virginia Beach, VA             993,051             1985            40 yrs.
801 Liberty Way                           Richmond, VA                   417,875             1999            40 yrs.
5 Manhattan Square                        Hampton, VA                     97,557             1999            40 yrs.
100 Westgate Parkway                      Richmond, VA                   109,257             2001            40 yrs.
1309 Executive Boulevard                  Cheaspeake, VA                 189,367             2001            40 yrs.
21 Enterprise Parkway                     Hamton, VA                     170,167             1999            40 yrs.
4523 Green Point Drive                    High Point, NC                 639,487             1988            40 yrs.
4501 Green Point Drive                    High Point, NC                 648,182             1989            40 yrs.
4500 Green Point Drive                    High Point, NC                 631,930             1989            40 yrs.
2427 Penny Road                           High Point, NC               1,687,417             1990            40 yrs.
4524 Green Point Drive                    High Point, NC                 611,652             1989            40 yrs.
4328, 4336 Federal Drive                  High Point, NC               1,887,987             1995            40 yrs.
200 Centreport Drive                      Greensboro, NC                 772,948             1986            40 yrs.
4344 Federal Drive                        High Point, NC                 448,913             1996            40 yrs.
202 Centreport Drive                      Greensboro, NC                 953,023             1990            40 yrs.
101 Centreport Drive                      Greensboro, NC                 799,417             1998            40 yrs.
4000 Piedmont Parkway                     High Point, NC                 843,969             1995            40 yrs.
4380 Federal Drive                        High Point, NC                 424,176             1997            40 yrs.
4388 Federal Drive                        High Point, NC                 213,215             1997            40 yrs.
6532 Judge Adams Road                     Rock Creek, NC                 386,215             1997            40 yrs.
6530 Judge Adams Road                     Rock Creek, NC                 335,157             1999            40 yrs.
150 Ridgeview Center Drive                Duncan, SC                   1,181,708             1984            40 yrs.
1320 Garlington Road                      Greenville, SC                 230,473             1986            40 yrs.
420 Park Avenue                           Greenville, SC                 524,586             1986            40 yrs.
4160 Mendenhall Oaks Parkway              High Point, NC                 289,126             1998            40 yrs.
4194 Mendenhall Oaks Parkway              High Point, NC                 265,686             1999            40 yrs.
4196 Mendenhall Oaks Parkway              High Point, NC                 306,303             1999            40 yrs.
4170 Mendenhall Oaks Parkway              High Point, NC                 175,066             1999            40 yrs.
4180 Mendenhall Oaks Parkway              High Point, NC                 208,697             1999            40 yrs.
4050 Piedmont Parkway                     High Point, NC               1,445,535             1998            40 yrs.
One Independence Pointe                   Greenville, SC                 647,807             1982            40 yrs.
55 Beattie Place                          Greenville, SC               2,523,388             1986            40 yrs.
75 Beattie Place                          Greenville, SC               1,882,732             1987            40 yrs.
7736 McCloud Road                         Greensboro, NC                 630,532             1998            40 yrs.
15 Brendan Way                            Greenville, SC                 463,830             1988            40 yrs.
4300 Federal Drive                        High Point, NC                 131,591             1998            40 yrs.
4135 Mendenall Oaks Parkway               High Point, NC                 144,085             2000            40 yrs.
4183 Eagle Hill Drive                     High Point, NC                 185,585             2001            40 yrs.
4189 Eagle Hill Drive                     High Point, NC                   4,812             2001            40 yrs.
4020 Meeting Way                          High Point, NC                  57,204             2001            40 yrs.
170 Ridgeview Drive                       Duncan, SC                      53,020             2001            40 yrs.
6509 Franz Warner Parkway                 Rock Creek, NC                  12,290             2001            40 yrs.
1730 Stebbins Drive                       Houston, TX                    281,929             1973            40 yrs.
5911-5925 Richard Street                  Jacksonville, FL               269,472             1977            40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL               352,176             1973            40 yrs.
8775 Baypine Road                         Jacksonville, FL               949,706             1989            40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL             1,201,100             1987            40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL             1,354,693             1987            40 yrs.
1200 Gulf Life Drive                      Jacksonville, FL             7,243,375             1985            40 yrs.
8614 Baymeadows Way                       Jacksonville, FL               490,637             1986            40 yrs.
5941-5975 Richard Street                  Jacksonville, FL               623,130             1978            40 yrs.
7970 Bayberry Road                        Jacksonville, FL               768,502             1978            40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL               812,306             1979            40 yrs.
7898 Baymeadows Way                       Jacksonville, FL               909,860             1978            40 yrs.
5977-6607 Richard Street                  Jacksonville, FL               960,933             1980            40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL             1,192,063             1981            40 yrs.
7954, 7960 Baymeadows Way                 Jacksonville, FL             1,244,833             1982            40 yrs.
8787 Baypine Road                         Jacksonville, FL            17,813,274             1990            40 yrs.
7077 Bonneval Road                        Jacksonville, FL             1,983,085             1988            40 yrs.
4190 Belfort Road                         Jacksonville, FL             2,190,177             1986            40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL               458,301             1996            40 yrs.
7022 AC Skinner Parkway                   Jacksonville, FL               780,030             1996            40 yrs.
11777 Central Highway                     Jacksonville, FL               629,617             1985            40 yrs.
4345 Southpoint Parkway                   Jacksonville, FL               942,860             1998            40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL               522,678             1996            40 yrs.
7018 AC Skinner Parkway                   Jacksonville, FL               952,780             1997            40 yrs.
7014 AC Skinner Parkway                   Jacksonville, FL               388,673             1999            40 yrs.
6620 Southpoint Drive                     Jacksonville, FL               722,622             1984            40 yrs.
7980 Bayberry Road                        Jacksonville, FL               149,812             1978            40 yrs.
9600 Satellite Boulevard                  Orlando, FL                    156,740             1989            40 yrs.
9700 Satellite Boulevard                  Orlando, FL                    136,141             1989            40 yrs.
1902 Cypress Lake Drive                   Orlando, FL                    466,383             1989            40 yrs.
9550 Satellite Boulevard                  Orlando, FL                    246,957             1999            40 yrs.
8250 & 8256 Exchange Place                Orlando, FL                    318,715             1985            40 yrs.
6600 Southpoint Parkway                   Jacksonville, FL               618,689             1986            40 yrs.
6700 Southpoint Parkway                   Jacksonville, FL               474,948             1987            40 yrs.
4801 Executive Park Court - 100           Jacksonville, FL               394,293             1990            40 yrs.
4801 Executive Park Court - 200           Jacksonville, FL               201,048             1990            40 yrs.
4810 Executive Park Court                 Jacksonville, FL               317,972             1990            40 yrs.
6602 Executive Park Court - 100           Jacksonville, FL               253,484             1993            40 yrs.


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
6602 Executive Park Court - 200           Jacksonville, FL               173,628             1993            40 yrs.
6631 Executive Park Court - 100           Jacksonville, FL               135,346             1994            40 yrs.
6631 Executive Park Court - 200           Jacksonville, FL               242,703             1994            40 yrs.
4815 Executive Park Court - 100           Jacksonville, FL               203,559             1995            40 yrs.
4815 Executive Park Court - 200           Jacksonville, FL               306,468             1995            40 yrs.
4825 Executive Park Court                 Jacksonville, FL               324,970             1996            40 yrs.
4820 Executive Park Court                 Jacksonville, FL               358,711             1997            40 yrs.
10511 & 10611 Satellite Boulevard         Orlando, FL                    345,419             1985            40 yrs.
1400-1440 Central Florida Parkway         Orlando, FL                    262,290             1962            40 yrs.
6601 Executive Park Circle North          Jacksonville, FL               312,700             1992            40 yrs.
1300 Riverplace Boulevard                 Jacksonville, FL               826,247             1980            40 yrs.
4901 Belfort Road                         Jacksonville, FL               833,751             1998            40 yrs.
16445 Air Center Boulevard                Houston, TX                    274,656             1989            40 yrs.
16405 Air Center Boulevard                Houston, TX                    324,462             1997            40 yrs.
2216 Directors Row                        Orlando, FL                    231,022             1997            40 yrs.
7460 Chancellor Drive                     Orlando, FL                    122,748             1998            40 yrs.
1901 Summit Tower Boulevard               Maitland, FL                 1,132,409             1998            40 yrs.
3701-3727 Vineland Road                   Orlando, FL                    205,295             1985            40 yrs.
4899 Belfort Road                         Jacksonville, FL               492,767             2000            40 yrs.
4905 Belfort Street                       Jacksonville, FL               159,687             2000            40 yrs.
16580 Air Center Boulevard                Houston, TX                    229,578             1997            40 yrs.
7251 Salisbury Road                       Jacksonville, FL                52,199             2000            40 yrs.
2400 South Lake Orange Drive              Orlando, FL                     67,258             2001            40 yrs.
10245 Centurion Parkway North             Jacksonville, FL               184,815             1996            40 yrs.
6501 Lee Vista Boulevard                  Orlando, FL                     54,304             2001            40 yrs.
1755 Trans Central Drive                  Houston, TX                     95,800             1999            40 yrs.
10771 Palm Bay Drive                      Orlando, FL                    105,202             2001            40 yrs.
5501-5519 Pioneer Park Boulevard          Tampa, FL                      337,507             1981            40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                      339,928             1979            40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      554,185             1986            40 yrs.
8401-8408 Benjamin Road                   Tampa, FL                      791,102             1986            40 yrs.
3501 Riga Boulevard                       Tampa, FL                      419,246             1987            40 yrs.
111 Kelsey Lane                           Tampa, FL                      307,503             1990            40 yrs.
7930, 8010-20 Woodland Center Boulevard   Tampa, FL                      649,184             1990            40 yrs.
7920 Woodland Center Boulevard            Tampa, FL                      402,889             1997            40 yrs.
8154-8198 Woodland Center Boulevard       Tampa, FL                      359,203             1988            40 yrs.
8112-42 Woodland Center Boulevard         Tampa, FL                      383,962             1995            40 yrs.
8212 Woodland Center Boulevard            Tampa, FL                      271,719             1996            40 yrs.
131 Kelsey Lane                           Tampa, FL                      683,453             1985            40 yrs.
7724 Woodland Center Boulevard            Tampa, FL                      266,326             1998            40 yrs.
7802-50 Woodland Center Boulevard         Tampa, FL                      440,797             1999            40 yrs.
7852-98 Woodland Center Boulevard         Tampa, FL                      452,794             1999            40 yrs.
8921 Brittany Way                         Tampa, FL                      174,982             1998            40 yrs.
5250 Eagle Trail Drive                    Tampa, FL                      281,715             1998            40 yrs.
7725 Woodland Center Boulevard            Tampa, FL                      203,066             1999            40 yrs.
8001 Woodland Center Boulevard            Tampa, FL                      155,272             1999            40 yrs.
4630 Woodland Corporate Boulevard         Tampa, FL                      687,528             2000            40 yrs.
701-725 South US Highway 301              Tampa, FL                      316,134             2000            40 yrs.
4502 Woodland Corporate Boulevard         Tampa, FL                      161,078             1999            40 yrs.
9001-9015 Brittany Way                    Tampa, FL                       82,536             2000            40 yrs.
4508 Woodland Corporate Boulevard         Tampa, FL                      110,730             2000            40 yrs.
7622 Bald Cypress Place                   Tampa, FL                       35,290             2000            40 yrs.
901-933 US Highway 301S                   Tampa, FL                      101,674             2001            40 yrs.
1701 Clint Moore Boulevard                Boca Raton, FL                 347,419             1985            40 yrs.
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             478,403             1985            40 yrs.
6500 NW 12th Avenue                       Ft. Lauderdale, FL             298,657             1989            40 yrs.
6600 NW 12th Avenue                       Ft. Lauderdale, FL             338,734             1989            40 yrs.
1500 SW 5th Court                         Pompano Beach, FL              395,747             1957            40 yrs.
1651 SW 5th Court                         Pompano Beach, FL               81,152             1990            40 yrs.
1601 SW 5th Court                         Pompano Beach, FL               83,757             1990            40 yrs.
1501 SW 5th Court                         Pompano Beach, FL               85,778             1990            40 yrs.
1400 SW 6th Court                         Pompano Beach, FL              460,189             1986            40 yrs.
1405 SW 6th Court                         Pompano Beach, FL              161,884             1985            40 yrs.
595 SW 13th Terrace                       Pompano Beach, FL              142,346             1984            40 yrs.
601 SW 13th Terrace                       Pompano Beach, FL               66,133             1984            40 yrs.
605 SW 16th Terrace                       Pompano Beach, FL              121,790             1965            40 yrs.
951 Broken Sound Parkway                  Boca Raton, FL                 657,641             1986            40 yrs.
3400 Lakeside Drive                       Miramar, FL                  1,208,857             1990            40 yrs.
3450 Lakeside Drive                       Miramar, FL                  1,197,693             1990            40 yrs.
3350 SW 148th Avenue                      Miramar, FL                    979,379             2000            40 yrs.
13650 NW 8th Street                       Sunrise, FL                    209,744             1991            40 yrs.
13630 NW 8th Street                       Sunrise, FL                    276,214             1991            40 yrs.
777 Yamato Road                           Boca Raton, FL               1,565,561             1986            40 yrs.
1801 Clint Moore Road                     Boca Raton, FL                 448,568             1986            40 yrs.
6601-6625 W. 78th Street                  Bloomington, MN              3,068,383             1998            40 yrs.
2905 Northwest Boulevard                  Plymouth, MN                   681,080             1983            40 yrs.
2800 Campus Drive                         Plymouth, MN                   442,072             1985            40 yrs.
2955 Xenium Lane                          Plymouth, MN                   270,240             1985            40 yrs.
9401-9443 Science Center Drive            New Hope, MN                   501,068             1989            40 yrs.
6321-6325 Bury Drive                      Eden Prairie, MN               554,514             1988            40 yrs.
7115-7173 Shady Oak Road                  Eden Prairie, MN               561,832             1984            40 yrs.
7660-7716 Golden Triangle Drive           Eden Prairie, MN             1,011,359             1988            40 yrs.
7400 Flying Cloud Drive                   Eden Prairie, MN               212,746             1987            40 yrs.
10301-10305 West 70th Street              Eden Prairie, MN               138,220             1984            40 yrs.


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
10321 West 70th Street                    Eden Prairie, MN               158,929             1984            40 yrs.
10333 West 70th Street                    Eden Prairie, MN               121,555             1984            40 yrs.
10349-10357 West 70th Street              Eden Prairie, MN               327,003             1985            40 yrs.
10365-10375 West 70th Street              Eden Prairie, MN               336,824             1985            40 yrs.
10393-10394 West 70th Street              Eden Prairie, MN               322,892             1985            40 yrs.
7078 Shady Oak Road                       Eden Prairie, MN               369,321             1985            40 yrs.
10400 Viking Drive                        Eden Prairie, MN             2,193,834             1999            40 yrs.
5600 & 5610 Rowland Road                  Minnetonka, MN                 984,522             1988            40 yrs.
2920 Northwest Boulevard                  Plymouth, MN                   526,811             1997            40 yrs.
5400-5500 Feltl Road                      Minnetonka, MN                 846,919             1985            40 yrs.
10300 Bren Road                           Minnetonka, MN                 381,729             1981            40 yrs.
14630-14650 28th Avenue North             Plymouth, MN                   238,096             1978            40 yrs.
7695-7699 Anagram Drive                   Eden Prairie, MN               300,426             1997            40 yrs.
7550 Meridian Circle                      Maple Grove, MN                260,543             1989            40 yrs.
2800 Northwest Boulevard                  Plymouth, MN                   983,674             1995            40 yrs.
3255 Neil Armstrong Boulevard             Eagan, MN                      253,311             1998            40 yrs.
4801 West 81st Street                     Bloomington, MN                258,411             1984            40 yrs.
8100 Cedar Avenue                         Bloomington, MN                323,589             1983            40 yrs.
9600 54th Avenue                          Plymouth, MN                   282,834             1998            40 yrs.
7800 Equitable Drive                      Eden Prairie, MN               319,399             1993            40 yrs.
7905 Fuller Road                          Eden Prairie, MN               321,367             1994            40 yrs.
9023 Columbine Road                       Eden Prairie, MN               305,991             1999            40 yrs.
6161 Green Valley Drive                   Bloomington, MN                235,177             1992            40 yrs.
4700 Nathan Lane North                    Minneapolis, MN                616,074             1996            40 yrs.
8967 Columbine Road                       Eden Prairie, MN               162,344             2000            40 yrs.
14390 Huntington Avenue                   Savage, MN                     288,818             1988            40 yrs.
550-590 Hale Avenue                       Oakdale, MN                    173,088             1996            40 yrs.
7777 Golden Triangle Drive                Eden Prairie, MN               105,943             2000            40 yrs.
8937 Columbine Road                       Eden Prairie, MN               111,032             2001            40 yrs.
7615 Smetana Lane                         Eden Prairie, MN               185,923             2001            40 yrs.
10801 Nesbitt Avenue South                Bloomington, MN                206,889             2001            40 yrs.
8995 Columbine Road                       Eden Prairie, MN                43,108             2001            40 yrs.
26911-26957 Northwestern Highway          Southfield, MI               8,275,494             1985            40 yrs.
1650 Research Drive                       Troy, MI                       818,770             1985            40 yrs.
1775 Research Drive                       Troy, MI                       325,556             1985            40 yrs.
1875 Research Drive                       Troy, MI                       339,842             1986            40 yrs.
1850 Research Drive                       Troy, MI                       913,182             1986            40 yrs.
1965 Research Drive                       Troy, MI                       433,774             1987            40 yrs.
1960 Research Drive                       Troy, MI                       411,830             1987            40 yrs.
27260 Haggerty Road                       Farmington Hills, MI           518,692             1983            40 yrs.
27200 Haggerty Road                       Farmington Hills, MI           424,673             1983            40 yrs.
27280 Haggerty Road                       Farmington Hills, MI           471,599             1983            40 yrs.
27220 Haggerty Road                       Farmington Hills, MI           234,324             1985            40 yrs.
27240 Haggerty Road                       Farmington Hills, MI           188,186             1985            40 yrs.
27300 Haggerty Road                       Farmington Hills, MI           409,924             1985            40 yrs.
1101 Allen Drive                          Troy, MI                        96,156             1974            40 yrs.
1151 Allen Drive                          Troy, MI                       214,004             1974            40 yrs.
1300 Rankin Street                        Troy, MI                       170,677             1979            40 yrs.
1350 Rankin Street                        Troy, MI                       122,589             1979            40 yrs.
1376-1400 Rankin Street                   Troy, MI                       149,294             1979            40 yrs.
1352-1374 Rankin Street                   Troy, MI                       169,489             1979            40 yrs.
1324-1346 Rankin Street                   Troy, MI                       134,470             1979            40 yrs.
1301-1307 Rankin Street                   Troy, MI                       124,944             1978            40 yrs.
1409 Allen Drive                          Troy, MI                       169,134             1978            40 yrs.
1304 E Maple Road                         Troy, MI                       229,710             1971            40 yrs.
1334 Maplelawn Road                       Troy, MI                       125,102             1983            40 yrs.
1290 Maplelawn Road                       Troy, MI                        87,398             1984            40 yrs.
1070 Maplelawn Road                       Troy, MI                        69,810             1982            40 yrs.
950 Maplelawn Road                        Troy, MI                       243,546             1982            40 yrs.
894 Maplelawn Road                        Troy, MI                       175,547             1986            40 yrs.
1179 Maplelawn Road                       Troy, MI                        95,334             1984            40 yrs.
1940 Norwood Drive                        Troy, MI                        91,569             1983            40 yrs.
1311-1331 Maplelawn Road                  Troy, MI                       139,673             1986            40 yrs.
2354 Bellingham Street                    Troy, MI                        86,611             1990            40 yrs.
2360 Bellingham Street                    Troy, MI                        88,115             1985            40 yrs.
1911 Ring Drive                           Troy, MI                        88,112             1986            40 yrs.
26442-26450 Haggerty Road                 Farmington Hills, MI           230,643             1988            40 yrs.
26500 Haggerty Road                       Farmington Hills, MI           304,777             1986            40 yrs.
26650 Haggerty Road                       Farmington Hills, MI           168,727             1988            40 yrs.
26700 Haggerty Road                       Farmington Hills, MI           245,076             1986            40 yrs.
26750 Haggerty Road                       Farmington Hills, MI           326,159             1988            40 yrs.
26800 Haggerty Road                       Farmington Hills, MI           187,722             1986            40 yrs.
26842-26850 Haggerty Road                 Farmington Hills, MI           282,648             1988            40 yrs.
26600 Haggerty Road                       Farmington Hills, MI           254,561             1999            40 yrs.
26550 Haggerty Road                       Farmington Hills, MI           215,894             2000            40 yrs.
50 West Big Beaver Road                   Troy, MI                     2,058,518             1987            40 yrs.
100 West Big Beaver Road                  Troy, MI                     1,993,633             1987            40 yrs.
245 Executive Drive                       Brookfield, WI                 515,672             1984            40 yrs.
8301 West Parkland Court                  Milwaukee, WI                  323,179             1982            40 yrs.
32991 Hamilton Court                      Farmington Hills, MI           303,217             1989            40 yrs.
7500 West 110th Street                    Overland Park, KS              915,335             1983            40 yrs.
7800 N. 113th Street                      Milwaukee, WI                  602,859             1991            40 yrs.
2475-2479 Elliot Avenue                   Troy, MI                        50,563             1984            40 yrs.
32661 Edward Avenue                       Madison Heights, MI            199,379             1976            40 yrs.


                                         LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
32701 Edward Avenue                       Madison Heights, MI            128,114             1976            40 yrs.
32751 Edward Avenue                       Madison Heights, MI             86,662             1969            40 yrs.
32853 Edward Avenue                       Madison Heights, MI             85,843             1973            40 yrs.
555 East Mandoline Avenue                 Madison Heights, MI             75,209             1979            40 yrs.
599 East Mandoline Avenue                 Madison Heights, MI             74,071             1979            40 yrs.
749 East Mandoline Avenue                 Madison Heights, MI             60,726             1974            40 yrs.
750 East Mandoline Avenue                 Madison Heights, MI             63,376             1969            40 yrs.
900 East Mandoline Avenue                 Madison Heights, MI             66,001             1972            40 yrs.
949 East Mandoline Avenue                 Madison Heights, MI             67,802             1974            40 yrs.
32090 John Road                           Madison Heights, MI             34,625             1980            40 yrs.
31601 Research Park Drive                 Madison Heights, MI            161,116             1985            40 yrs.
31651 Research Park Drive                 Madison Heights, MI             94,179             1985            40 yrs.
31700 Research Park Drive                 Madison Heights, MI            156,151             1988            40 yrs.
31701 Research Park Drive                 Madison Heights, MI             94,839             1985            40 yrs.
31751 Research Park Drive                 Madison Heights, MI            111,238             1985            40 yrs.
31800 Research Park Drive                 Madison Heights, MI            136,963             1986            40 yrs.
800 Tech Row                              Madison Heights, MI            256,146             1986            40 yrs.
900 Tech Row                              Madison Heights, MI             85,016             1986            40 yrs.
1000 Tech Row                             Madison Heights, MI            229,472             1987            40 yrs.
31771 Sherman Avenue                      Madison Heights, MI             55,157             1982            40 yrs.
31791 Sherman Avenue                      Madison Heights, MI             56,629             1983            40 yrs.
31811 Sherman Avenue                      Madison Heights, MI            100,811             1983            40 yrs.
31831 Sherman Avenue                      Madison Heights, MI             78,562             1984            40 yrs.
31900 Sherman Avenue                      Madison Heights, MI            166,703             1984            40 yrs.
800 East Whitcomb Avenue                  Madison Heights, MI            136,008             1987            40 yrs.
950 East Whitcomb Avenue                  Madison Heights, MI            185,064             1988            40 yrs.
1000 East Whitcomb Avenue                 Madison Heights, MI             93,218             1980            40 yrs.
1201 East Whitcomb Avenue                 Madison Heights, MI            103,839             1980            40 yrs.
1210 East Whitcomb Avenue                 Madison Heights, MI             28,148             1983            40 yrs.
1260 Kempar Avenue                        Madison Heights, MI             35,145             1981            40 yrs.
1280 Kempar Avenue                        Madison Heights, MI             48,983             1983            40 yrs.
22515 Heslip Drive                        Novi, MI                        34,168             1975            40 yrs.
9801 80th Avenue                          Pleasant Prairie, WI           715,970             1994            40 yrs.
11950 W. Lake Park Drive                  Milwaukee, WI                  195,026             1986            40 yrs.
11400 W. Lake Park Drive                  Milwaukee, WI                  204,410             1986            40 yrs.
11425 W. Lake Park Drive                  Milwaukee, WI                  182,706             1987            40 yrs.
11301 W. Lake Park Drive                  Milwaukee, WI                  202,527             1987            40 yrs.
11900 W. Lake Park Drive                  Milwaukee, WI                  484,734             1987            40 yrs.
38100 Ecorse Road                         Romulus, MI                    282,516             2000            40 yrs.
16620-16650 W Bluemound Road              Brookfield, WI                 250,032             1999            40 yrs.
1600-1630 East Big Beaver Road            Troy, MI                       162,424             1982            40 yrs.
11414 West Park Place                     Milwaukee, WI                  284,243             2001            40 yrs.
11520 W. Calumet Road                     Milwaukee, WI                   75,006             1995            40 yrs.
12100 W. Park Place                       Milwaukee, WI                  157,714             1984            40 yrs.
N26 W23445 Paul Road                      Pewaukee, WI                    90,824             1985            40 yrs.
11200 W. Plank Court                      Wauwatosa, WI                  208,745             1988            40 yrs.
11020 W. Plank Court                      Wauwatosa, WI                  131,870             1985            40 yrs.
38000 Ecourse Road                        Romulus, MI                    370,733             2001            40 yrs.
3800 Lapeer Road                          Auburn Hills, MI               132,180             1989            40 yrs.
50 Gibson Drive                           West Malling, UK               609,610             1996            40 yrs.
2 Kings Hill Avenue                       West Malling, UK               565,544             1996            40 yrs.
50 Kings Hill Avenue                      West Malling, UK             1,311,057             1996            40 yrs.
10 Kings Hill Avenue                      West Malling, UK               545,499             1998            40 yrs.
30 Tower View                             West Malling, UK               662,747             1999            40 yrs.
35 Kings Hill Avenue                      West Malling, UK               224,322             1999            40 yrs.
39 Kings Hill Avenue                      West Malling, UK               201,524             1999            40 yrs.
4 Abbey Wood Road                         West Malling, UK               155,053             2001            40 yrs.
18 Kings Hill Avenue                      West Malling, UK               397,746             1999            40 yrs.
                                                                    ------------
Subtotal Operating Real Estate                                      $404,617,087
                                                                    ============

DEVELOPMENT IN PROGRESS
2301 Renaissance Boulevard                King of Prussia, PA       $          -             2001            N/A
1500 Liberty Ridge Drive                  Wayne, PA                            -             2001            N/A
1515 Grundy's Lane                        Bristol, PA                          -             2001            N/A
3200 Horizon Drive                        King of Prussia, PA                  -             2001            N/A
301 Berkeley Drive                        Bridgeport, NJ                       -             2001            N/A
74 West Broad Street                      Bethlehem, PA                        -             2000            N/A
8150 Industrial Boulevard                 Allentown, PA                        -             2000            N/A
8250 Industrial Boulevard                 Allentown, PA                        -             2000            N/A
650 Boulder Drive                         Allentown, PA                        -             2000            N/A
1605 Valley Center Parkway                Bethlehem, PA                        -             2001            N/A
3400 High Point Boulevard                 Bethlehem, PA                        -             2001            N/A
6250 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
6210 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
6240 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
5715 Old Shakopee Road West               Bloomington, MN                      -             2001            N/A
5735 Old Shakopee Road West               Bloomington, MN                      -             2001            N/A
20 Wright Avenue                          Hunt Valley, MD                      -             2001            N/A
200 Westgate Parkway                      Richmond, VA                         -             2001            N/A
1305 Executive Boulevard                  Chesapeake, VA                       -             2001            N/A
1313 Executive Boulevard                  Chesapeake, VA                       -             2001            N/A
3 Independence Pointe                     Greenville, SC                       -             2000            N/A


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
DEVELOPMENT IN PROGRESS - Continued
5 Independence Pointe                     Greenville, SC                       -             2000            N/A
1400 Mendenhall Oaks Parkway              High Point, NC                       -             2001            N/A
4191 Mendenhall Oaks Parkway              High Point, NC                       -             2000            N/A
979 Batesville Road                       Greer, SC                            -             2001            N/A
4887 Belfort Road                         Jacksonville, FL                     -             2000            N/A
7255 Salisbury Road                       Jacksonville, FL                     -             2000            N/A
2416 Lake Orange Drive                    Orlando, FL                          -             2000            N/A
16605 Air Center Boulevard                Houston, TX                          -             2001            N/A
4503 Woodland Corporate Boulevard         Tampa, FL                            -             2000            N/A
4505 Woodland Corporate Boulevard         Tampa, FL                            -             2000            N/A
4511 Woodland Corporate Boulevard         Tampa, FL                            -             2000            N/A
7851-61 Woodland Center Parkway           Tampa, FL                            -             2001            N/A
7805 Hudson Road                          Woodbury, MN                         -             2000            N/A
4600 Nathan Lane                          Plymouth, MN                         -             2000            N/A
8911 Columbine Road                       Eden Prairie, MN                     -             2000            N/A
5775 Old Shakopee Road West               Bloomington, MN                      -             2001            N/A
2600 Bellingham Drive                     Troy, MI                             -             2000            N/A
2710 Bellingham Drive                     Troy, MI                             -             2000            N/A
10855 West Park Place                     Milwaukee, WI                        -             2001            N/A
30 Kings Hill Avenue                      West Malling, UK                     -             2001            N/A
Aymer House                               Chertsey, UK                         -             2001            N/A
Uxbridge                                  London, UK                           -             2001            N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

LAND HELD FOR DEVELOPMENT
Keystone Industrial Park Land             Bristol, PA               $          -             1999            N/A
50 Prudential Road                        Horsham, PA                          -             1999            N/A
1710 Arch Street                          Philadelphia, PA                     -             2000            N/A
1722 Arch Street                          Philadelphia, PA                     -             2000            N/A
JFK & Arch Parking Lots/Land (East)       Philadelphia, PA                     -             2000            N/A
JFK & Arch Parking Lots/Land (West)       Philadelphia, PA                     -             2000            N/A
425 Privet Road                           Horsham, PA                          -             2001            N/A
425 Privet Road                           Horsham, PA                          -             2001            N/A
Quarry Ridge Land                         Malvern, PA                          -             2001            N/A
Commodore Business Park                   Logan, NJ                            -             1995            N/A
Marlton Executive Park Land               Marlton, NJ                          -             1994            N/A
800 Arlington Boulevard Expansion Land    Logan, NJ                            -             1999            N/A
300 Fellowship Road Land                  Mt. Laurel, NJ                       -             2001            N/A
Lehigh Valley Corporate Center Land       Bethlehem, PA                        -             1987            N/A
LVCC Phase 2 Land                         Bethlehem, PA                        -             1998            N/A
650 Boulder Drive Expansion               Allentown, PA                        -             2001            N/A
9th & Hamilton Streets                    Allentown, PA                        -             2001            N/A
Columbia Crossing Land                    Columbis, MD                         -             2000            N/A
6250 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
Hunt Valley Land                          Hunt Valley, MD                      -             2001            N/A
Fairgrounds Distribution Center Land      Richmond, VA                         -             1995            N/A
Rivers' Bend Business Park                Chesterfield, VA                     -             1995            N/A
Woodlands Center Land                     Sandston, VA                         -             1996            N/A
501 H P Way                               Chesterfield, VA                     -             1996            N/A
Eastport VII                              Richmond, VA                         -             1997            N/A
Eastport VIII                             Richmond, VA                         -             1997            N/A
Eastport IX                               Richmond, VA                         -             1997            N/A
Westmoreland II Land                      Virginia Beach, VA                   -             1998            N/A
Westmoreland III Land                     Virginia Beach, VA                   -             1998            N/A
Volvo Center Land                         Hampton, VA                          -             2000            N/A
Lakefront Plaza II Land                   Hampton, VA                          -             2001            N/A
Mendenhall Business Park I                High Point, NC                       -             1995            N/A
Independence Pointe Land                  Greenville, SC                       -             1997            N/A
Eagle Hill Business Park Land             High Point, NC                       -             1999            N/A
Southpark Business Park                   Jacksonville, FL                     -             1994            N/A
Liberty Business Park Land                Jacksonville, FL                     -             1995            N/A
7024 AC Skinner Parkway                   Jacksonville, FL                     -             1995            N/A
Silo Bend Land                            Tampa, FL                            -             1996            N/A
Exchange Place Land                       Orlando, FL                          -             1997            N/A
Belfort Road                              Jacksonville, FL                     -             1998            N/A
Butler Plaza Land                         Jacksonville, FL                     -             1998            N/A
South Center Land                         Orlando, FL                          -             1999            N/A
South Center Land                         Orlando, FL                          -             1999            N/A
Orlando Corporate Center Land             Orlando, FL                          -             2000            N/A
Salisbury Road Land                       Jacksonville, FL                     -             2000            N/A
Central Green Land                        Houston, TX                          -             2001            N/A
Woodland Corporate Center Land            Tampa, FL                            -             1998            N/A
6119 W. Linebaugh Avenue                  Tampa, FL                            -             2000            N/A
Pompano Bus Park Land-Lots 100,101        Boca Raton, FL                       -             1998            N/A
Pompano Bus Park Land-Lots 60, 61         Boca Raton, FL                       -             1998            N/A
Boca Colannade Land                       Boca Raton, FL                       -             1998            N/A
Lake Smetana Business Park                Eden Prairie, MN                     -             1998            N/A
8855 Columbine Road                       Eden Prairie, MN                     -             2000            N/A
5705 Old Shakopee Road W. Land            Bloomington, MN                      -             2001            N/A
Romulus Land                              Romulus, MI                          -             1998            N/A
Big Beaver Airport Land                   Troy, MI                             -             1999            N/A
Park Place South Land                     Milwaukee, WI                        -             1999            N/A


                                        LIBERTY PROPERTY TRUST
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
LAND HELD FOR DEVELOPMENT - Continued
6505 Cogswell Road                        Romulus, MI                          -             2000            N/A
Northsight Land                           Scottsdale, AZ                       -             2000            N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ------------

Total All Properties                                                $404,617,087
                                                                    ============

                                                           SCHEDULE III

                     LIBERTY PROPERTY TRUST
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                    ----------------------------------
                                       2001        2000        1999
                                    ----------  ----------  ----------

REAL ESTATE:
 Balance at beginning of year       $3,543,301  $3,254,751  $3,028,142
   Additions                           377,237     406,429     339,738
   Disposition of property            (161,988)   (117,879)   (113,129)
                                    ----------  ----------  ----------
 Balance at end of year             $3,758,550  $3,543,301  $3,254,751
                                    ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year       $  334,415  $  270,174  $  209,023
   Depreciation expense                 88,193      82,223      74,765
   Disposition of property             (17,991)    (17,982)    (13,614)
                                    ----------  ----------  ----------

 Balance at end of year             $  404,617  $  334,415  $  270,174
                                    ==========  ==========  ==========

MANAGEMENT'S DISCUSSION OF FINANCIAL REPORTING RESPONSIBILITY

The financial statements presented in this Annual Report have been prepared with integrity and are the responsibility of the management of Liberty Property Limited Partnership. These financial statements are prepared in conformity with accounting principles generally accepted in the United States and properly reflect certain estimates and judgments based upon the best available information. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

The Operating Partnership's system of internal controls is designed to provide reasonable assurance as to the proper authorization of transactions, the safeguarding of Company assets and the accuracy and reliability of the financial records. This system is reviewed and modified in response to changing business conditions and operations, and as a result of recommendations by the external and internal auditors.
In addition, the Company has distributed to its employees its policies for conducting business affairs in a lawful and ethical manner.

The accounting firm of Ernst & Young LLP has performed an independent audit of the Company's financial statements. Their audit was performed in accordance with auditing standards generally accepted in the United States. Management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.

The adequacy of the Company's internal controls and the accounting principles employed in financial reporting are under the general oversight of the Audit Committee of the Board of Trustees. The Audit Committee, consisting solely of outside Trustees, meets periodically with the external auditors, the internal auditors and representatives of management to discuss auditing and financial reporting matters. The external auditors and the internal auditors also have full and free access to meet privately with the Audit Committee.



/s/ WILLARD G. ROUSE III
---------------------------------------------
Willard G. Rouse III
Chairman of the Board of Trustees and Chief Executive Officer



/s/ GEORGE J. ALBURGER, JR.
---------------------------------------------
George J. Alburger, Jr.
Chief Financial Officer and Executive Vice President

REPORT OF INDEPENDENT AUDITORS



To The Partners
Liberty Property Limited Partnership



We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership ("the Operating Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Philadelphia, Pennsylvania                         /s/ ERNST & YOUNG LLP
February 5, 2002,

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                             (IN THOUSANDS)

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
ASSETS
Real estate:
 Land and land improvements                            $  467,311    $  443,057
 Buildings and improvements                             2,874,903     2,754,356
 Less accumulated depreciation                           (404,617)     (334,415)
                                                       ----------    ----------
Operating real estate                                   2,937,597     2,862,998

 Development in progress                                  252,789       208,486
 Land held for development                                163,547       137,402
                                                       ----------    ----------
Net real estate                                         3,353,933     3,208,886

Cash and cash equivalents                                  19,390         4,638
Accounts receivable                                        15,470        12,624
Deferred financing and leasing costs,
 net of accumulated amortization
 (2001, $60,488; 2000, $59,071)                            68,163        62,871
Prepaid expenses and other assets                          95,869       107,336
                                                       ----------    ----------
Total assets                                           $3,552,825    $3,396,355
                                                       ==========    ==========
LIABILITIES
Mortgage loans                                         $  340,131    $  362,025
Unsecured notes                                         1,345,000     1,095,000
Credit facility                                            68,000       176,000
Convertible debentures                                          -        70,871
Accounts payable                                           19,057        15,672
Accrued interest                                           31,392        29,478
Distribution payable                                       47,577        43,220
Other liabilities                                          83,852        84,515
                                                       ----------    ----------
Total liabilities                                       1,935,009     1,876,781

Minority interest                                           6,173             -

OWNERS' EQUITY
General partner's equity - preferred units                120,814       120,814
                         - common units                 1,302,608     1,199,991
Limited partners' equity - preferred units                112,516       112,516
                         - common units                    75,705        86,253
                                                       ----------    ----------
Total owners' equity                                    1,611,643     1,519,574
                                                       ----------    ----------
Total liabilities and owners' equity                   $3,552,825    $3,396,355
                                                       ==========    ==========

See accompanying notes.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2001           2000           1999
                                       -----------    -----------    -----------
REVENUE
Rental                                  $  419,712     $  384,245     $  342,931
Operating expense reimbursement            160,596        144,344        123,591
Interest and other                           6,857          4,374          5,976
                                        ----------     ----------     ----------
Total revenue                              587,165        532,963        472,498

EXPENSES
Rental property                            111,310         97,181         87,415
Real estate taxes                           56,578         51,558         42,024
Interest expense                           112,006        108,295         99,663
General and administrative                  21,052         19,260         16,127
Depreciation and amortization              102,626         93,472         84,464
                                        ----------     ----------     ----------

Total expenses                             403,572        369,766        329,693
                                        ----------     ----------     ----------

Income before property dispositions
 and extraordinary item                    183,593        163,197        142,805
Gain on property dispositions                2,115         18,386         13,188
                                        ----------     ----------     ----------

Income before extraordinary item           185,708        181,583        155,993

Extraordinary item-loss on
 extinguishment of debt                          -          2,103          1,145
                                        ----------     ----------     ----------

Net income                              $  185,708     $  179,480     $  154,848
                                        ==========     ==========     ==========
Net income allocated to general
 partner                                $  166,537     $  159,271     $  141,324
                                        ==========     ==========     ==========
Net income allocated to limited
 partners                               $   19,171     $   20,209     $   13,524
                                        ==========     ==========     ==========

See accompanying notes.

               CONSOLIDATED STATEMENTS OF OWNERS' EQUITY OF
                       LIBERTY PROPERTY LIMITED PARTNERSHIP
                                   (IN THOUSANDS)

                                                 GENERAL      LIMITED
                                                PARTNER'S    PARTNERS'    TOTAL OWNERS'
                                                 EQUITY       EQUITY         EQUITY
                                               ----------   -----------   -------------
Owners' equity at January 1, 1999              $1,267,036     $ 101,254    $1,368,290

Contributions from partners                        26,566        (6,965)       19,601
Distributions to partners                        (140,319)      (13,357)     (153,676)
Issuance of Operating Partnership Units                 -        93,055        93,055
Net income                                        141,324        13,524       154,848
                                               ----------     ---------    ----------

Balance at December 31, 1999                    1,294,607       187,511     1,482,118

Contributions from partners                        25,509        (8,245)       17,264
Distributions to partners                        (158,582)      (20,167)     (178,749)
Issuance of Operating Partnership Units                 -        19,461        19,461
Net income                                        159,271        20,209       179,480
                                               ----------     ---------    ----------

Balance at December 31, 2000                    1,320,805       198,769     1,519,574

Contributions from partners                       113,799        (9,915)      103,884
Distributions to partners                        (177,719)      (19,804)     (197,523)
Net income                                        166,537        19,171       185,708
                                               ----------     ---------    ----------

Balance at December 31, 2001                   $1,423,422     $ 188,221    $1,611,643
                                               ==========     =========    ==========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                         2001        2000         1999
                                                      ---------   ----------   ----------
OPERATING ACTIVITIES
Net income                                            $ 185,708   $  179,480   $  154,848
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                         102,626       93,472       84,464
  Amortization of deferred financing costs                4,016        3,888        4,951
  Gain on property dispositions                          (2,115)     (18,386)     (13,188)
  Noncash compensation                                    2,122        2,077        1,990
Changes in operating assets and liabilities:
  Accounts receivable                                    (2,846)         764           40
  Prepaid expenses and other assets                       9,550      (44,646)     (20,722)
  Accounts payable                                        3,385           73       (2,654)
  Accrued interest                                        1,914        7,056        4,159
  Other liabilities                                        (663)      16,957       (1,467)
                                                      ---------   ----------   ----------
Net cash provided by operating activities               303,697      240,735      212,421
                                                      ---------   ----------   ----------

INVESTING ACTIVITIES
Investment in properties                                (57,332)    (118,735)     (98,072)
Proceeds from disposition of properties/land            151,604      117,009      114,137
Investment in development in progress                  (255,333)    (177,380)    (175,447)
Increase in land held for development                   (54,002)    (111,685)     (63,836)
Increase in deferred leasing costs                      (18,135)     (17,959)     (15,560)
                                                      ---------   ----------   ----------

Net cash used in investing activities                  (233,198)    (308,750)    (238,778)
                                                      ---------   ----------   ----------

FINANCING ACTIVITIES
Retirement of convertible debentures                       (597)     (10,914)      (6,645)
Proceeds from issuance of unsecured notes               250,000      200,000      385,000
Repayment of unsecured notes                                  -      (90,000)     (45,000)
Repayments of mortgage loans                            (31,782)     (15,218)     (42,217)
Proceeds from credit facility                           305,200      541,000      162,024
Repayments on credit facility                          (413,200)    (412,000)    (379,024)
Increase in deferred financing costs                     (3,758)      (6,592)      (5,220)
Capital contributions                                    31,538       32,043      100,322
Distributions to partners                              (193,148)    (174,730)    (148,210)
                                                      ---------   ----------   ----------
Net cash (used) provided by financing activities        (55,747)      63,589       21,030
                                                      ---------   ----------   ----------
Increase (decrease) in cash and cash equivalents         14,752       (4,426)      (5,327)
Cash and cash equivalents at beginning of year            4,638        9,064       14,391
                                                      ---------   ----------   ----------

Cash and cash equivalents at end of year              $  19,390   $    4,638   $    9,064
                                                      =========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF
NONCASH TRANSACTIONS
Write-off of fully depreciated
 property and deferred costs                          $  33,567   $   31,021   $   18,527
Acquisition of properties                                (9,888)      (2,419)      (3,818)
Assumption of mortgage loans                              9,888        2,419        3,818
Conversion of convertible debentures                     70,209        2,605       10,344
                                                      =========   ==========   ==========

See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
                LIBERTY PROPERTY LIMITED PARTNERSHIP

1.   ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and its consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 94.9% of the common equity of the Operating Partnership at December 31, 2001. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Operating Partnership, the Operating Partnership's consolidated subsidiaries and consolidated joint ventures. All significant intercompany transactions and accounts have been eliminated.

Reclassifications

Certain amounts from prior years have been restated to conform to current-year presentation.

Real Estate and Depreciation

The Properties are recorded at the lower of cost or fair value if impaired and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

        Buildings and improvements             40 years
        Equipment                              5-10 years
        Tenant improvements                    Term of the related lease

Expenditures directly related to acquisition, or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2001, and 2000 none of the Company's assets was considered impaired.

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

Impact of Recently Issued Accounting Standards

On June 29, 2001 the FASB issued Statement No. 141, "Business Combinations", which became effective for all business combinations initiated after June 30, 2001. In addition Statement No. 142, "Goodwill and Other Intangible Assets", was issued, which became effective January 1, 2002. The Company does not anticipate that these standards will have a material effect on its results of operations or financial position.

In October of 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the financial accounting and reporting of long-lived assets and for the disposition of long-lived assets. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of this standard will have a material effect on its results of operations or financial position.

3.   REAL ESTATE

At December 31, 2001 and 2000, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

                                   LAND        BUILDINGS
                                 AND LAND         AND                    ACCUMULATED
                               IMPROVEMENTS   IMPROVEMENTS     TOTAL     DEPRECIATION
                               ------------   ------------  -----------  ------------
2001:
Industrial properties            $ 235,053     $1,343,690   $1,578,743    $  191,509
Office properties                  232,258      1,531,213    1,763,471       213,108
                                 ---------     ----------   ----------    ----------
2001 Total                       $ 467,311     $2,874,903   $3,342,214    $  404,617
                                 =========     ==========   ==========    ==========
2000:
Industrial properties            $ 220,406     $1,277,797   $1,498,203    $  161,931
Office properties                  222,651      1,476,559    1,699,210       172,484
                                 ---------     ----------   ----------    ----------
2000 Total                       $ 443,057     $2,754,356   $3,197,413    $  334,415
                                 =========     ==========   ==========    ==========

Depreciation expense was $88.2 million in 2001, $82.2 million in 2000, and $74.8 million in 1999.

As of December 31, 2001, the Company has commenced development on 43 properties, which upon completion are expected to comprise approximately
3.6 million square feet of leaseable space. As of December 31, 2001 approximately $252.8 million has been expended for the development of these projects and an additional $135.4 million is required for completion.

4.   RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the years ended December 31, 2001, 2000, and 1999, the fees for these services were $600,000 per year. The Company had accounts receivable and a loan receivable from Rouse Kent Limited and affiliates with balances of $3.8 million and $17.3 million, respectively, as of December 31, 2001 and $7.5 million and $11.9 million, respectively, as of December 31, 2000. The Company has the option to purchase this affiliate for nominal consideration.

5.   INDEBTEDNESS

Indebtedness consists generally of mortgage loans, unsecured notes, the Credit Facility, as defined below, and convertible debentures (which matured in 2001). The weighted average interest rates for the years ended December 31, 2001, 2000, and 1999, were approximately 7.5%, 7.6%, and 7.3%, respectively. Interest expense for the years ended December 31, 2001, 2000, and 1999, aggregated $112.0 million, $108.3 million, and $99.7 million, respectively. Interest costs during these periods of $22.3 million, $17.8 million, and $15.3 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2001, 2000, and 1999, was $128.4 million, $115.1 million, and $105.8 million, respectively.

Some of the debt agreements are subject to financial covenants.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2002 to 2012 are collateralized by and in some instances cross-collateralized by properties with a book value of $503.9 million.

As of December 31, 2001, $340.1 million in mortgage loans and $1,345.0 million in unsecured notes were outstanding. The interest rates on $1,669.8 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $15.3 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.9 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands):

                   MORTGAGES
           -------------------------                                 WEIGHTED
            PRINCIPAL      PRINCIPAL    UNSECURED                    AVERAGE
           AMORTIZATION   MATURITIES    NOTES (1)       TOTAL      INTEREST RATE
           ------------   ----------    ----------   -----------   -------------
2002        $  8,066      $       -     $  100,000   $   108,066         6.7%
2003           8,092         26,606         50,000        84,698         7.3%
2004           8,168         25,898        100,000       134,066         6.9%
2005           7,090        115,039              -       122,129         7.6%
2006           5,001         30,079        100,000       135,080         7.2%
2007           4,543              -        100,000       104,543         7.3%
2008           4,238         29,268              -        33,506         7.2%
2009           2,146         42,051        270,000       314,197         7.8%
2010           1,348              -        200,000       201,348         8.5%
2011           1,099          3,533        250,000       254,632         7.3%
2012             192         17,674              -        17,866         7.7%
2013               -              -         75,000        75,000         6.4%
2018               -              -        100,000       100,000         7.5%
            --------       --------     ----------    ----------       ------
            $ 49,983       $290,148     $1,345,000    $1,685,131         7.4%
            ========       ========     ==========    ==========       ======

(1) The $75,000 of unsecured notes due 2013 is putable in 2003.

Credit Facility

The Credit Facility is a $450 million unsecured credit facility (the "Credit Facility"). The interest rate on borrowings under the Credit Facility fluctuates, based on senior debt ratings from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("Standard & Poor's"), and Fitch, Inc. ("Fitch"). The current ratings for the Company's senior unsecured debt are Baa2, BBB and BBB from Moody's, Standard & Poor's, and Fitch respectively. At these ratings, the current interest rate on the Credit Facility is 105 basis points over the LIBOR (3.3% at December 31, 2001). The rate for the Credit Facility at December 31, 2000 was 7.7%. Customary fees apply to the Credit Facility including an annual administrative fee and an unused line fee. The Credit Facility matures on April 25, 2003.

Convertible Debentures

The Convertible Debentures, which matured on July 1, 2001, were exchangeable for Common Shares of beneficial interest of the Trust (the "Common Shares") at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments. The initial interest rate on the Convertible Debentures was 8.0% and increased with the increases in the distribution payment on the Company's Common Shares. At December 31, 2000, the effective interest rate on the Convertible Debentures was 11.4%.

In October 1999, the Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares, Preferred Shares or Convertible Debentures. There were no repurchases during 2001. In 2000 and 1999, the Company repurchased $10.9 million and $6.6 million principal amount of the Convertible Debentures, respectively. The repurchase of the Convertible Debentures in 2000 and 1999 resulted in the recognition of an extraordinary loss of $2.1 million and $1.1 million, respectively.
These losses represent the redemption premiums and the write-off of related deferred financing costs. At December 31, 2000, the Convertible Debentures were convertible into 3,543,550 Common Shares.

The fair values of the mortgages, the unsecured notes and Credit Facility were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 2001, for similar types of borrowing arrangements. The carrying values of the mortgages, the unsecured notes and the Credit Facility approximate their fair values.

6. LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

        2002                 $  388,912
        2003                    339,337
        2004                    294,388
        2005                    237,829
        2006                    178,661
        Thereafter              518,259
                             ----------
        TOTAL                $1,957,386
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

The Company paid Preferred Unit distributions of $10.6 million, $10.1 million and $3.8 million during the years ended December 31, 2001, 2000 and 1999, respectively. On a per unit basis, the Company paid Preferred Unit distributions of $2.31 per unit on the Series B Preferred Units and $2.28 per unit on the Series C Preferred Units during the year ended December 31, 2001 and $2.31 per unit on the Series B Preferred Units and $1.60 per unit on the Series C Preferred Units for the year ended December 31, 2000. During 1999, the Company paid $1.00 per unit on the Series B Preferred Units.

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

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for the two years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                 QUARTER ENDED
                                ----------------------------------------------------------------------------------
                                DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MARCH 31,
                                  2001       2001      2001      2001       2000      2000       2000      2000
                                --------  ---------  --------  ---------  --------  ---------  --------  ---------
Rental revenue                  $106,592  $105,775   $104,759  $102,586   $100,296  $ 97,152   $ 94,825  $ 91,972
                                ========  ========   ========  ========   ========  ========   ========  ========
Income before extraordinary
 item                             45,374    47,089     47,299    45,946     47,195    45,183     45,782    43,423
                                ========  ========   ========  ========   ========  ========   ========  ========
Extraordinary item-loss on
 extinguishment of debt                -         -          -         -          -         -        228     1,875
                                ========  ========   ========  ========   ========  ========   ========  ========
Net income                        45,374    47,089     47,299    45,946     47,195    45,183     45,554    41,548
                                ========  ========   ========  ========   ========  ========   ========  ========
Net income allocated to
 general partner                  40,702    42,314     42,405    41,116     41,980    40,091     40,331    36,869
                                ========  ========   ========  ========   ========  ========   ========  ========
Net income allocated to
 limited partner                   4,672     4,775      4,894     4,830      5,215     5,092      5,223     4,679
                                ========  ========   ========  ========   ========  ========   ========  ========

10.   SEGMENT INFORMATION

The Company operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments:
Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------
                           SE       New    Lehigh              The    Jackson-  Minne-              All
                        Pennsyl.  Jersey   Valley  Virginia Carolinas   ville    sota   Michigan   Others      Total
                        -------- -------- -------- -------- --------- -------- -------- --------  --------  ----------
Real estate-
 related revenues       $171,947 $ 44,982 $ 57,645 $ 45,712 $ 45,345  $ 45,257 $ 48,753 $ 60,541  $ 60,126   $ 580,308
Rental property
 expenses and
 real estate taxes        49,345   14,353   13,924   11,336   12,721    11,907   18,357   19,622    16,323     167,888
                        -------- -------- -------- -------- --------  -------- -------- --------  --------   ---------
Property-level net
 operating income        122,602   30,629   43,721   34,376   32,624    33,350   30,396   40,919    43,803     412,420

Other income/
 expenses, net                                                                                                 228,827
                                                                                                             ---------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                         183,593

Gain on property
 dispositions                                                                                                    2,115

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                                -
                                                                                                             ---------
Net income                                                                                                   $ 185,708
                                                                                                             =========
Net income allocated
 to general partner                                                                                          $ 166,537
                                                                                                             =========
Net income allocated
 to limited partners                                                                                         $  19,171
                                                                                                             =========

FOR THE YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
                           SE       New    Lehigh              The    Jackson-  Minne-              All
                        Pennsyl.  Jersey   Valley  Virginia Carolinas   ville    sota   Michigan   Others      Total
                        -------- -------- -------- -------- --------- -------- -------- --------  --------  ----------
Real estate-
 related revenues       $147,519 $ 42,794 $ 50,709 $ 42,956 $ 41,542  $ 42,764 $ 42,556 $ 57,353  $ 60,396   $ 528,589
Rental property
 expenses and
 real estate taxes        40,954   13,132   11,041    9,674   11,391    10,487   16,339   19,710    16,011     148,739
                        -------- -------- -------- -------- --------  -------- -------- --------  --------   ---------
Property-level net
 operating income        106,565   29,662   39,668   33,282   30,151    32,277   26,217   37,643    44,385     379,850

Other income/
 expenses, net                                                                                                 216,653
                                                                                                             ---------
Income before property
 dispositions,
 extraordinary item,
 and minority interest                                                                                         163,197

Gain on property
 dispositions                                                                                                   18,386

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                            2,103
                                                                                                             ---------
Net income                                                                                                   $ 179,480
                                                                                                             =========
Net income allocated
 to general partner                                                                                          $ 159,271
                                                                                                             =========
Net income allocated
 to limited partners                                                                                         $  20,209
                                                                                                             =========

FOR THE YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------
                           SE       New    Lehigh              The    Jackson-  Minne-              All
                        Pennsyl.  Jersey   Valley  Virginia Carolinas   ville    sota   Michigan   Others      Total
                        -------- -------- -------- -------- --------- -------- -------- --------  --------  ----------
Real estate-
 related revenues       $121,060 $ 42,604 $ 44,346 $ 40,114 $ 37,810  $ 40,979 $ 34,286 $ 50,806  $ 54,517   $ 466,522
Rental property
 expenses and
 real estate taxes        33,688   12,811    9,588    8,368   11,341     9,968   12,110   17,166    14,399     129,439
                        -------- -------- -------- -------- --------  -------- -------- --------  --------   ---------
Property-level net
 operating income         87,372   29,793   34,758   31,746   26,469    31,011   22,176   33,640    40,118     337,083

Other income/
 expenses, net                                                                                                 194,278
                                                                                                             ---------
Income before property
 dispositions and
 extraordinary item                                                                                            142,805

Gain on property
 dispositions                                                                                                   13,188

Extraordinary item-loss
 on extinguishment of
 debt                                                                                                            1,145
                                                                                                             ---------
Net income                                                                                                   $ 154,848
                                                                                                             =========
Net income allocated
 to general partner                                                                                          $ 141,324
                                                                                                             =========
Net income allocated
 to limited partners                                                                                         $  13,524
                                                                                                             =========

REVENUES                                                                YEAR ENDED DECEMBER 31,
----------------------------------------------------------       -----------------------------------
                                                                    2001        2000        1999
                                                                 ----------  ----------  -----------
Total real estate-related revenues for reportable segments       $ 580,308   $ 528,589   $  466,522
Interest and other                                                   6,857       4,374        5,976
                                                                 ---------   ---------   ----------

Total revenues                                                   $ 587,165   $ 532,963   $  472,498
                                                                 =========   =========   ==========


PRODUCT TYPE INFORMATION                                             REAL ESTATE-RELATED REVENUES
----------------------------------------------------------       -----------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    2001        2000         1999
                                                                 ---------   ---------   ----------
Industrial                                                       $ 260,232   $ 239,384   $  225,988
Office                                                             320,076     289,205      240,534
                                                                 ---------   ---------   ----------
Total real estate-related revenues                               $ 580,308   $ 528,589   $  466,522
                                                                 ==========  =========   ==========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
------------------------------------------------------------------------------------------------------------------------------
                     SE        New      Lehigh                The    Jackson-   Minne-               All
                   Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville     sota    Michigan   Others      Total
                   --------  --------  --------  --------  --------- --------  --------  --------  --------  ----------
January 1, 2001    $819,122  $252,953  $291,242  $303,036  $269,496  $302,523  $236,212  $354,120  $368,709  $3,197,413
Additions            93,719    12,761    32,078    32,500     8,778    13,040    26,451    48,045    27,072     294,444
Dispositions         (2,776)  (15,704)   (2,837)   (6,867)  (78,290)  (16,900)        -         -   (26,269)   (149,643)
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

December 31, 2001  $910,065  $250,010  $320,483  $328,669  $199,984  $298,663  $262,663  $402,165  $369,512  $3,342,214
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

Accumulated depreciation                                                                                       (404,617)
Development in progress                                                                                         252,789
Land held for development                                                                                       163,547
Other assets                                                                                                    198,892
                                                                                                             ----------
Total assets December 31, 2001                                                                               $3,552,825
                                                                                                             ==========

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
------------------------------------------------------------------------------------------------------------------------------
                     SE        New      Lehigh                The    Jackson-   Minne-              All
                   Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville     sota    Michigan   Others     Total
                   --------  --------  --------  --------  --------- --------  --------  --------  --------  ----------
January 1, 2000    $733,465  $262,102  $271,606  $301,997  $250,708  $273,763  $213,276  $333,866  $363,897  $3,004,680
Additions           111,752     3,841    19,636    18,531    24,797    28,760    22,936    29,521    32,289     292,063
Dispositions        (26,095)  (12,990)        -   (17,492)   (6,009)        -         -    (9,267)  (27,477)    (99,330)
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

December 31, 2000  $819,122  $252,953  $291,242  $303,036  $269,496  $302,523  $236,212  $354,120  $368,709  $3,197,413
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------

Accumulated depreciation                                                                                       (334,415)
Development in progress                                                                                         208,486
Land held for development                                                                                       137,402
Other assets                                                                                                    187,469
                                                                                                             ----------
Total assets December 31, 2000                                                                               $3,396,355
                                                                                                             ==========

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES
10, 20 Liberty Boulevard                Malvern, PA          $          -  $    724,058 $            -  $    5,126,705
420 Lapp Road                           Malvern, PA                 *         1,054,418              -       6,459,690
747 Dresher Road                        Horsham, PA                     -     1,607,238              -       4,115,110
45-67 Great Valley Parkway              Malvern, PA                 *           795,143              -       3,143,793
40 Valley Stream Parkway                Malvern, PA                 *           322,918              -       2,279,699
50 Valley Stream Parkway                Malvern, PA                     -       323,971              -       2,231,098
20 Valley Stream Parkway                Malvern, PA                 *           465,539              -       5,037,619
800 Town Center Drive                   Langhorne, PA                   -     1,617,150              -       9,251,450
9, 15, 25 Great Valley Parkway          Malvern, PA                 *         1,837,050              -      15,003,095
257-275 Great Valley Parkway            Malvern, PA                 *           504,611              -       4,365,308
300 Technology Drive                    Malvern, PA                     -       368,626              -       1,328,616
277-293 Great Valley Parkway            Malvern, PA                     -       530,729              -       2,064,978
311 Technology Drive                    Malvern, PA                     -       397,131              -       2,240,723
325 Technology Drive                    Malvern, PA                 *           376,444              -       1,871,527
7 Great Valley Parkway                  Malvern, PA                 *           176,435              -       4,471,173
55 Valley Stream Parkway                Malvern, PA                     -       215,005              -       3,374,440
65 Valley Stream Parkway                Malvern, PA                 *           381,544              -       5,039,109
508 Lapp Road                           Malvern, PA                 *           331,392              -       1,862,252
10 Valley Stream Parkway                Malvern, PA                 *           509,075              -       3,005,594
333 Phoenixville Pike                   Malvern, PA             1,947,981       523,530              -       2,917,373
30 Great Valley Parkway                 Malvern, PA                     -       128,126              -         385,499
75 Great Valley Parkway                 Malvern, PA                     -       143,074              -         698,629
27-43 Great Valley Parkway              Malvern, PA                 *           448,775              -       2,202,097
77-123 Great Valley Parkway             Malvern, PA                 *           887,664              -       4,863,790
260 Great Valley Parkway                Malvern, PA                     -       203,916              -       1,147,879
256 Great Valley Parkway                Malvern, PA                 *           161,098              -       1,785,718
205 Great Valley Parkway                Malvern, PA                 *         1,368,259              -      10,203,456
12,14,16 Great Valley Parkway           Malvern, PA                     -       130,689              -       1,282,818
155 Great Valley Parkway                Malvern, PA                 *           625,147              -       2,298,137
333 Technology Drive                    Malvern, PA                 *           157,249              -       2,326,168
510 Lapp Road                           Malvern, PA                 *           356,950              -         926,587
181 Wheeler Court                       Langhorne, PA                   -       260,000      1,940,000         292,306
1100 Wheeler Way                        Langhorne, PA                   -       150,000      1,100,000          90,716
60 Morehall Road                        Malvern, PA                     -       865,424      9,285,000       4,759,002
905 Airport Road                        West Chester, PA                -     1,715,000      5,185,000         720,487
1 Country View Road                     Malvern, PA                     -       400,000      3,600,000         473,511
2151 Cabot Boulevard                    Langhorne, PA               *           384,100      3,456,900         242,541
170 South Warner Road                   King of Prussia, PA             -       547,800      3,137,400       2,241,631
190 South Warner Road                   King of Prussia, PA             -       552,200      3,162,600       1,376,002
507 Prudential Road                     Horsham, PA                 *           644,900      5,804,100       4,431,793
100 Witmer Road                         Horsham, PA             8,291,833     3,102,784              -      11,820,398
3100 Horizon Drive                      King of Prussia, PA             -       601,956              -       2,004,238
3300 Horizon Drive                      King of Prussia, PA             -       566,403              -       3,404,308
3500 Horizon Drive                      King of Prussia, PA             -     1,204,839              -       2,611,592
200 Chesterfield Parkway                Malvern, PA                     -       495,893      2,739,093         288,204
767 Electronic Drive                    Horsham, PA                 *         1,229,685              -       2,764,409
132 Welsh Road                          Horsham, PA                     -     1,333,642              -       3,762,707
5 Country View Road                     Malvern, PA                 *           785,168      4,678,632         148,617
3200 Horizon Drive                      King of Prussia, PA         *           928,637              -       4,300,975
3000 Horizon Drive                      King of Prussia, PA         *         1,191,449              -       2,295,450
111-195 Witmer Road                     Horsham, PA                     -       407,005      3,129,058        (105,055)
300 Welsh Road - Building 3             Horsham, PA                     -       180,459      1,441,473         205,063
300 Welsh Road - Building 4             Horsham, PA                     -       282,493      2,256,508       1,075,640
8801 Tinicum Boulevard                  Philadelphia, PA                -     2,474,031              -      43,589,271
440 East Swedesford Road                King of Prussia, PA             -       717,001      4,816,121       1,568,329
460 East Swedesford Road                King of Prussia, PA             -       705,317      4,737,487         620,063
50 Morehall Road                        Malvern, PA                     -       849,576              -      13,043,717
2 Walnut Grove Drive                    Horsham, PA                     -     1,281,870      7,767,374         818,731
5 Walnut Grove Drive                    Horsham, PA                     -     1,065,951              -       9,232,036
200 Gibraltar Road                      Horsham, PA                     -       638,513      5,811,323         731,720
220 Gibraltar Road                      Horsham, PA                     -       629,944      5,733,228       1,053,047
240 Gibraltar Road                      Horsham, PA                     -       629,944      5,733,234          52,724
151 South Warner Road                   King of Prussia, PA             -     1,218,086      6,937,866         198,370
1 Walnut Grove Drive                    Horsham, PA                     -     1,058,901      5,343,606       1,041,557
3604 Horizon Drive                      King of Prussia, PA             -       397,178              -       1,568,644
3606 Horizon Drive                      King of Prussia, PA             -       789,409              -       1,940,816
650 Swedesford Road                     King of Prussia, PA             -       952,911      6,722,830       7,554,683
680 Swedesford Road                     King of Prussia, PA             -       952,361      6,722,830       7,262,938
761 Fifth Avenue                        King of Prussia, PA             -       256,463      2,061,468         514,373
771 Fifth Avenue                        King of Prussia, PA             -       152,456      1,256,908         261,681
1 Great Valley Parkway                  Malvern, PA                     -       419,460      3,792,570         329,957
5 Great Valley Parkway                  Malvern, PA                     -       684,200      6,181,661         468,075
311 Sinclair Road                       Bristol, PA                     -       277,901      1,576,906          17,598
1001 Cedar Hollow Road                  Malvern, PA                     -     1,436,814              -      16,047,698
3 Country View Road                     Malvern, PA                     -       814,278              -       4,946,433
425 Technology Drive                    Malvern, PA                     -       191,114              -       1,840,489
375 Technology Drive                    Malvern, PA                     -       191,114              -       1,770,217
45 Liberty Boulevard                    Malvern, PA                     -     4,380,221              -      15,082,343
100 Chesterfield Parkway                Malvern, PA                     -     1,320,625              -       6,608,193


                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
181-187 Gibraltar Road                  Horsham, PA                     -       360,549      3,259,984         477,083
104 Rock Road                           Horsham, PA                     -       330,111      2,981,669         114,323
123-135 Rock Road                       Horsham, PA                     -       292,360      2,411,677         668,417
111-159 Gibraltar Road                  Horsham, PA                     -       489,032      4,126,151         349,953
161-175 Gibraltar Road                  Horsham, PA                     -       294,673      2,663,722         526,676
103-109 Gibraltar Road                  Horsham, PA                     -       270,906      2,448,500         580,022
261-283 Gibraltar Road                  Horsham, PA                 *           464,871      3,951,972          96,999
210-223 Witmer Road                     Horsham, PA                     -       270,282      2,441,276       1,456,990
231-237 Gibraltar Road                  Horsham, PA                 *           436,952      3,948,963         356,887
100 Gibraltar Road                      Horsham, PA                     -        38,729        349,811           8,621
101 Gibraltar Road                      Horsham, PA                     -       651,990      5,888,989         208,080
506 Prudential Road                     Horsham, PA                     -       208,140        895,470         618,275
113-123 Rock Road                       Horsham, PA                     -       351,072      3,171,001         234,092
101-111 Rock Road                       Horsham, PA                     -       350,561      3,166,389         235,823
120 Gibraltar Road                      Horsham, PA                     -       533,142      4,830,515         144,767
110 Gibraltar Road                      Horsham, PA                     -       673,041      5,776,369         294,259
100-107 Lakeside Drive                  Horsham, PA                     -       239,528      2,163,498         596,142
200-264 Lakeside Drive                  Horsham, PA                     -       502,705      4,540,597         433,681
300-309 Lakeside Drive                  Horsham, PA                     -       369,475      3,338,761       1,453,109
400-445 Lakeside Drive                  Horsham, PA                     -       543,628      4,910,226       1,532,203
104 Witmer Road                         Horsham, PA                     -     1,248,148              -       1,048,517
201 Gibraltar Road                      Horsham, PA                     -       380,127      3,433,433       1,033,874
3600 Horizon Drive                      King of Prussia, PA             -       236,432      1,856,252          15,352
3602 Horizon Drive                      King of Prussia, PA             -       217,734      1,759,489          95,452
3 Franklin Plaza                        Philadelphia, PA                -     2,483,144              -      32,056,688
400-500 Brandywine Parkway              West Chester, PA                -       845,846      6,809,025         364,083
600 Brandywine Parkway                  West Chester, PA                -       664,899      5,352,410         558,165
2700 Horizon Drive                      King of Prussia, PA             -       764,370              -       3,673,277
2900 Horizon Drive                      King of Prussia, PA             -       679,440              -       3,503,064
2500 Renaissance Boulevard              King of Prussia, PA             -       509,580              -       2,420,478
2300 Renaissance Boulevard              King of Prussia, PA             -       509,580              -       2,683,201
719 Dresher Road                        Horsham, PA                 *           493,426      2,812,067         197,283
2100 Renaissance Boulevard              King of Prussia, PA             -     1,110,111              -       9,324,220
4 Walnut Grove                          Horsham, PA                 *         2,515,115              -       7,324,883
2250 Hickory Road                       Plymouth Meeting, PA    5,735,000     1,015,851      9,175,555         941,468
3400 Horizon Drive                      King of Prussia, PA             -       776,496      3,139,068         973,848
300 Welsh Road                          Horsham, PA                     -       696,061      3,339,991          49,629
600 Chesterfield Parkway                Malvern, PA                     -     2,013,750              -       8,135,324
700 Chesterfield Parkway                Malvern, PA                     -     2,013,750              -       8,096,150
6 Terry Drive                           Newtown, PA                     -       622,029      2,228,851          21,322
2520 Renaissance Boulevard              King of Prussia, PA             -     1,020,000              -       4,158,257
18 Great Valley Parkway                 Malvern, PA                     -       394,036      3,976,221          35,251
700 Dresher Road                        Horsham, PA                     -     2,551,777      3,020,638       3,091,849
2201 Renaissance Boulevard              King of Prussia, PA             -             -              -      15,150,120
2540 Renaissance Boulevard              King of Prussia, PA             -             -              -       1,651,574
2560 Renaissance Boulevard              King of Prussia, PA             -             -              -       3,729,254
1501-1513 Grundy's Lane                 Bristol, PA                     -             -              -       3,056,112
11 Great Valley Parkway                 Malvern, PA                     -       496,297              -       3,257,650
680 Blair Mill Road                     Horsham, PA                     -     3,527,151              -      11,997,096
825 Duportail Road                      Wayne, PA                       -     5,536,619     16,179,213         499,989
1200 Liberty Ridge Drive                Wayne, PA                       -     6,215,667              -       8,031,552
2760 Red Lion Road                      Philadelphia, PA                -             -              -      45,099,910
200 Precision Drive                     Horsham, PA                     -     1,559,884      4,759,640       2,566,339
40 Liberty Boulevard                    Malvern, PA                     -     4,241,137     17,737,090       2,182,841
102 Rock Road                           Horsham, PA                     -     1,110,209      2,301,302         419,899
14 Lee Boulevard                        Malvern, PA                 *           664,282              -       6,026,477
500 Chesterfield Parkway                Malvern, PA                 *           472,364              -       3,209,019
300-400 Chesterfield Parkway            Malvern, PA                 *           937,212              -       4,881,211
8 Stow Road                             Marlton, NJ                     -       172,600      1,704,436         119,073
10 Stow Road                            Marlton, NJ                     -       147,000      1,451,536         450,788
12 Stow Road                            Marlton, NJ                     -       103,300      1,021,036         227,510
14 Stow Road                            Marlton, NJ                     -        93,100        920,336         310,122
701A Route 73 South                     Marlton, NJ                     -       264,387      3,772,000       2,391,459
701C Route 73 South                     Marlton, NJ                     -        84,949      1,328,000         339,479
1008 Astoria Boulevard                  Cherry Hill, NJ                 -        27,120        424,880         377,835
3000 Atrium Way                         Mt. Laurel, NJ              *           500,000      4,500,000       3,523,484
750 Cardinal Drive                      Bridgeport, NJ                  -       230,000      2,070,000         655,821
11000, 15000 Commerce Parkway           Mt. Laurel, NJ                  -       310,585      4,394,900        (709,225)
12000, 14000 Commerce Parkway           Mt. Laurel, NJ                  -       361,800      3,285,817         255,412
16000, 18000 Commerce Parkway           Mt. Laurel, NJ                  -       289,700      2,512,683         469,541
400 Lippincott Drive                    Marlton, NJ                     -        69,402              -       3,070,977
406 Lippincott Drive                    Marlton, NJ                     -       321,455      1,539,871         794,078
234 High Hill Road                      Bridgeport, NJ              *           249,472      1,477,515         348,867
101 Arlington Boulevard                 Bridgeport, NJ                  -         6,368              -       4,602,131
100 Berkeley Drive                      Bridgeport, NJ              *           600,508      1,915,215       4,483,338
301 Lippincott Drive                    Marlton, NJ                     -     1,069,837      4,780,163         466,123
303 Lippincott Drive                    Marlton, NJ                     -     1,069,837      4,780,163       1,326,147
510-512 Sharptown Road                  Bridgeport, NJ              *           125,410      1,072,683          47,779
901 Route 73                            Marlton, NJ                     -       334,411      2,733,314         120,583
1300 Route 73 North                     Mt. Laurel, NJ              *           449,400      3,074,850         719,222
512 Sharptown Road                      Bridgeport, NJ              *           180,468      1,543,617         207,820
201 Berkeley Drive                      Bridgeport, NJ                  -       270,880              -       5,124,651


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
404 Lippincott Drive                    Marlton, NJ                     -       131,896              -       1,650,431
104 Gaither Drive                       Mt. Laurel, NJ                  -       132,075      1,151,988         224,926
402 Lippincott Drive                    Marlton, NJ                     -       131,896              -       1,632,284
300 Commodore Drive                     Bridgeport, NJ                  -       417,695              -       5,290,036
3000 Lincoln Drive                      Mt. Laurel, NJ                  -       284,052      2,458,155       1,229,406
6000 Commerce Parkway                   Mt. Laurel, NJ                  -       234,151      2,022,683         158,662
7000 Commerce Parkway                   Mt. Laurel, NJ                  -       260,014      2,236,684         235,166
8000 Commerce Parkway                   Mt. Laurel, NJ                  -       234,814      1,995,098         118,185
9000 Commerce Parkway                   Mt. Laurel, NJ                  -       286,587      2,474,820         499,376
1000 Briggs Road                        Mt. Laurel, NJ                  -       288,577      2,546,537         875,281
1025 Briggs Road                        Mt. Laurel, NJ          1,691,019       430,990      3,714,828         409,794
1020 Briggs Road                        Mt. Laurel, NJ                  -       494,334              -       2,915,789
9 Stow Road                             Marlton, NJ                     -       652,642      1,765,065         381,799
2000 Crawford Place                     Mt. Laurel, NJ                  -       310,831      2,797,744       1,748,397
5000 Dearborn Court                     Mt. Laurel, NJ                  -     1,057,763      4,191,827         121,424
515 Heron Drive                         Bridgeport, NJ          1,319,985       334,017      2,367,538          14,286
500 Sharptown Road                      Bridgeport, NJ          1,244,265       300,404      2,645,235          57,191
625 Heron Drive                         Bridgeport, NJ              *           180,226        908,953          49,751
605 Heron Drive                         Bridgeport, NJ            545,068       265,381      1,046,866          94,972
510 Heron Drive                         Bridgeport, NJ          5,824,627       790,335      7,901,878         350,653
522 Pedricktown Road                    Bridgeport, NJ              *           176,309      1,360,293          19,550
530 Pedricktown Road                    Bridgeport, NJ              *           350,813      1,901,471          31,304
540 Pedricktown Road                    Bridgeport, NJ          3,006,508       531,280      4,532,010        (160,307)
230 High Hill Road                      Bridgeport, NJ          5,372,430     1,418,000      8,860,843          28,683
3 Mallard Court                         Bridgeport, NJ              *           417,893      2,447,865           9,336
730 Cardinal Drive                      Bridgeport, NJ              *           576,598      1,780,345          46,341
405 Heron Drive                         Bridgeport, NJ                  -     2,167,471     18,120,223         137,567
100 Eagle Road                          Bridgeport, NJ          1,019,294       256,491      1,434,429          20,524
250 High Hill Road                      Bridgeport, NJ          1,647,337       246,478      2,269,440         173,859
508 Center Square Road                  Bridgeport, NJ          1,528,989       453,341      3,458,248             940
602 Heron Drive                         Bridgeport, NJ              *           524,728      2,240,478           7,650
300 Eagle Court                         Bridgeport, NJ                  -     1,135,989      1,872,753          19,167
500 Center Square Road                  Bridgeport, NJ                  -     1,815,403      6,186,541          31,500
1001 Briggs Road                        Mt. Laurel, NJ                  -       701,705      3,505,652         874,095
1960 Cuthbert Boulevard                 Cherry Hill, NJ                 -       321,699      1,291,557         215,459
1970 Cuthbert Boulevard                 Cherry Hill, NJ                 -       321,699      1,291,558          51,634
10000 & 11000 Route 73                  Marlton, NJ                     -       715,705      2,579,524         556,925
800 Arlington Boulevard                 Bridgeport, NJ                  -     1,687,500              -       7,572,381
1015 Briggs Road                        Mt. Laurel, NJ                  -       356,987              -       3,323,705
17000 Commerce Parkway                  Mt. Laurel, NJ                  -       144,515              -       2,735,151
1655 Valley Center Parkway              Bethlehem, PA                   -       214,431              -       1,922,819
6560 Stonegate Drive                    Allentown, PA                   -       458,281              -       2,400,722
6370 Hedgewood Drive                    Allentown, PA                   -       540,795              -       3,146,969
6390 Hedgewood Drive                    Allentown, PA                   -       707,203              -       2,634,253
1495 Valley Center Parkway              Bethlehem, PA                   -       434,640              -       3,657,540
6350 Hedgewood Drive                    Allentown, PA                   -       360,027              -       3,380,457
6330 Hedgewood Drive                    Allentown, PA                   -       531,268              -       4,527,735
1550 Valley Center Parkway              Bethlehem, PA                   -       196,954              -       3,279,825
1560 Valley Center Parkway              Bethlehem, PA                   -       240,069              -       3,965,513
6580 Snowdrift Road                     Allentown, PA                   -       388,328              -       2,669,530
1510 Valley Center Parkway              Bethlehem, PA                   -       312,209              -       3,454,282
1530 Valley Center Parkway              Bethlehem, PA                   -       211,747              -       2,736,186
6540 Stonegate Drive                    Allentown, PA                   -       422,042              -       3,644,748
974 Marcon Boulevard                    Allentown, PA                   -       143,500              -       2,197,007
964 Marcon Boulevard                    Allentown, PA                   -       138,816              -       1,583,747
764 Roble Road                          Allentown, PA                   -       141,069              -         819,455
3174 Airport Road                       Allentown, PA                   -        98,986              -       1,144,153
2196 Avenue C                           Allentown, PA                   -       101,159              -       1,314,509
2202 Hanger Place                       Allentown, PA                   -       137,439              -       1,309,996
2201 Hanger Place                       Allentown, PA                   -       128,454              -       1,399,071
954 Marcon Boulevard                    Allentown, PA                   -       103,665              -       1,108,205
57 South Commerce Way                   Bethlehem, PA                   -       390,839      2,701,161         177,646
754 Roble Road                          Allentown, PA                   -       162,115      1,731,885         123,892
894 Marcon Boulevard                    Allentown, PA                   -       117,134      1,048,866         145,648
744 Roble Road                          Allentown, PA                   -       159,771      1,734,229         247,264
944 Marcon Boulevard                    Allentown, PA                   -       118,521      1,435,479         223,107
1685 Valley Center Parkway              Bethlehem, PA                   -       244,029              -       2,008,860
6520 Stonegate Drive                    Allentown, PA                   -       453,315              -       1,391,503
7437 Industrial Boulevard               Allentown, PA                   -       717,488      5,022,413       1,769,355
2041 Avenue C                           Allentown, PA               *           213,599      1,095,217          72,137
2124 Avenue C                           Allentown, PA               *           289,197      1,039,835         484,776
7339 Industrial Boulevard               Allentown, PA                   -     1,187,776              -       5,913,948
7384 Penn Drive                         Allentown, PA               *           651,696      2,286,518         447,689
7144 Daniels Drive                      Allentown, PA                   -     2,390,217      2,342,761       3,565,895
7620 Cetronia Road                      Allentown, PA                   -     1,091,806      3,851,456         336,679
939 Marcon Boulevard                    Allentown, PA               *         2,220,414      4,524,393         858,451
100 Brodhead Road                       Bethlehem, PA               *           429,416      2,919,588         187,078
1455 Valley Center Parkway              Bethlehem, PA                   -       670,290              -       3,623,704
1640 Valley Center Parkway              Bethlehem, PA                   -       359,000              -       2,412,281
1650 Valley Center Parkway              Bethlehem, PA                   -       359,000              -       2,210,935
1660 Valley Center Parkway              Bethlehem, PA                   -       359,000              -       2,186,235
400 Nestle Way                          Allentown, PA          25,878,187     8,065,500              -      26,453,992


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
83 South Commerce Way                   Bethlehem, PA                   -       143,661        888,128         304,701
85 South Commerce Way                   Bethlehem, PA                   -       236,708        987,949         114,665
87 South Commerce Way                   Bethlehem, PA                   -       253,886      1,062,881         152,392
89 South Commerce Way                   Bethlehem, PA                   -       320,000              -       1,828,012
7248 Industrial Boulevard               Allentown, PA                   -     2,670,849     13,307,408         728,272
95 Highland Avenue                      Bethlehem, PA                   -       430,593      3,182,080         445,066
236 Brodhead Road                       Bethlehem, PA                   -       376,962      4,672,683          25,646
1525 Valley Center Parkway              Bethlehem, PA                   -       475,686              -       7,460,005
6620 Grant Way                          Allentown, PA                   -       430,824      1,915,923           6,338
700 Nestle Way                          Allentown, PA                   -     3,473,120              -      16,916,630
7562 Penn Drive                         Allentown, PA                   -       269,614        844,069          93,264
7277 Williams Avenue                    Allentown, PA                   -       462,964      1,449,009         271,360
7355 Williams Avenue                    Allentown, PA                   -       489,749      1,658,091         152,592
794 Roble Road                          Allentown, PA                   -     1,147,541      6,088,041       1,136,853
6923 Schantz Spring Road                Allentown, PA                   -     1,127,805      3,309,132         165,875
7132 Daniels Drive                      Allentown, PA                   -     1,623,326      3,464,626       3,886,296
3985 Adler Place                        Bethlehem, PA                   -       705,367      3,915,820         471,397
8014 Industrial Boulevard               Allentown, PA                   -     4,019,258              -       8,692,231
705 Boulder Drive                       Allentown, PA             150,000     4,484,096              -      15,003,242
651 Boulder Drive                       Allentown, PA                   -     4,308,646              -      13,108,539
3773 Corporate Parkway                  Center Valley, PA               -       738,108              -       7,441,416
7028 Snowdrift Road                     Fogelville, PA                  -       520,473        959,279         130,973
180,190 Cochrane Drive                  Annapolis, MD                   -     3,670,256              -      16,803,473
7178-80 Columbia Gateway                Columbia, MD                    -     1,569,237      4,786,887         645,248
9770 Patuxent Woods Drive               Columbia, MD                    -       341,663      3,033,309          13,582
9780 Patuxent Woods Drive               Columbia, MD                    -       218,542      1,940,636           7,254
9790 Patuxent Woods Drive               Columbia, MD                    -       243,791      2,164,094          12,536
9810 Patuxent Woods Drive               Columbia, MD                    -       266,684      2,366,901           9,127
9800 Patuxent Woods Drive               Columbia, MD                    -       299,099      2,654,069         189,716
9820 Patuxent Woods Drive               Columbia, MD                    -       237,779      2,110,835          27,196
9830 Patuxent Woods Drive               Columbia, MD                    -       296,262      2,628,933          76,787
9050 Red Branch Road                    Columbia, MD                    -       290,950      2,577,153         311,153
4606 Richlynn Drive                     Belcamp, MD                     -       299,600      1,818,861           7,108
8945-8975 Guilford Road                 Columbia, MD                    -     2,428,795      7,493,740         204,034
7317 Parkway Drive                      Hanover, MD                     -     1,104,359      1,959,671           4,319
5950 Symphony Woods Road                Columbia, MD                    -     1,462,762     11,310,187         132,547
9101,9111,9115 Guilford Road            Columbia, MD                    -       758,951              -       3,245,076
9125,9135,9145 Guilford Road            Columbia, MD                    -       900,154              -       5,454,397
1751 Bluehills Drive                    Roanoke, VA                     -     1,063,728      8,500,677               -
4300 Carolina Avenue                    Richmond, VA                    -     2,007,717     14,927,608         330,317
301 Hill Carter Parkway                 Richmond, VA                    -       659,456      4,836,010               -
4001 Carolina Avenue                    Richmond, VA                    -        29,443        215,914          64,343
5600-5626 Eastport Boulevard            Richmond, VA                *           489,941      3,592,900         111,058
5650-5674 Eastport Boulevard            Richmond, VA                *           644,384      4,025,480          81,312
5700 Eastport Boulevard                 Richmond, VA                *           408,729      2,697,348          38,566
3432 Holland Road                       Virginia Beach, VA              -       173,527        790,515               -
4880 Cox Road                           Glen Allen, VA              *           743,898      4,499,807       1,127,008
4101- 4127 Carolina Avenue              Richmond, VA                *           310,854      2,279,597          70,437
4201-4261 Carolina Avenue               Richmond, VA                *           693,203      5,083,493         591,334
4263-4299 Carolina Avenue               Richmond, VA                    -       256,203      2,549,649       1,059,396
4301-4335 Carolina Avenue               Richmond, VA                    -       223,696      1,640,435         120,778
4337-4379 Carolina Avenue               Richmond, VA                *           325,303      2,385,557         746,263
4501-4549 Carolina Avenue               Richmond, VA                *           486,166      3,565,211         141,323
4551-4593 Carolina Avenue               Richmond, VA                *           474,360      3,478,646         127,874
4601-4643 Carolina Avenue               Richmond, VA                *           652,455      4,784,675         372,059
4645-4683 Carolina Avenue               Richmond, VA                *           404,616      2,967,187       1,012,104
4447-4491 Carolina Avenue               Richmond, VA                    -       454,056      2,729,742         106,901
4401-4445 Carolina Avenue               Richmond, VA                *           615,038      4,510,272          31,465
12 S. Third Street                      Richmond, VA                    -        40,539        184,682          14,061
9601 Cosner Drive                       Fredericksburg, VA          *           475,262      3,917,234          53,021
2300 East Parham Road                   Richmond, VA                    -       221,947      1,011,088               -
5601-5659 Eastport Boulevard            Richmond, VA                *           705,660              -       4,976,505
5900 Eastport Boulevard                 Richmond, VA                *           676,661              -       4,471,494
4717-4729 Eubank Road                   Richmond, VA                *           449,447      3,294,697         143,694
4263F-N. Carolina Avenue                Richmond, VA                *            91,476              -       1,631,649
5000 Cox Road                           Glen Allen, VA              *           770,214      3,685,248          95,969
5500 Cox Road                           Glen Allen, VA              *           443,485              -       2,671,989
510 Eastpark Court                      Richmond, VA                *           261,961      2,110,874         134,170
520 Eastpark Court                      Richmond, VA                *           486,118      4,083,582          69,899
13001 Kingston Avenue                   Richmond, VA                    -       376,584              -       2,032,172
5701-5799 Eastport Boulevard            Richmond, VA                    -       694,644              -       5,608,550
4801 Cox Road                           Glen Allen, VA                  -     1,072,896              -       8,858,737
600 H P Way                             Chester, VA                     -       146,126              -       6,798,387
500 H P Way                             Chester, VA                     -       142,692              -       5,991,631
701 Liberty Way                         Richmond, VA                *           171,711              -       5,008,315
4198 Cox Road                           Glen Allen, VA                  -       670,292      3,839,245         558,668
12730 Kingston Avenue                   Richmond, VA                    -       171,053              -       8,147,207
4510 Cox Road                           Glen Allen, VA                  -     1,010,024      7,151,729         729,365
2809 South Lynnhaven Road               Virginia Beach, VA              -       953,590      6,142,742         554,793
200 Golden Oak Court                    Virginia Beach, VA          *         1,116,693      6,770,480         584,728
208 Golden Oak Court                    Virginia Beach, VA          *           965,177      6,728,717         263,545
1 Enterprise Parkway                    Hampton, VA                     -       974,675      5,579,869         359,116


                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
22 Enterprise Parkway                   Hampton, VA                     -     1,097,368      6,760,778         435,672
530 Eastpark Court                      Richmond, VA                    -       266,883              -       2,755,534
484 Viking Drive                        Virginia Beach, VA              -       891,753      3,607,890         149,146
10430 Lakeridge Parkway                 Ashland, VA                     -       421,267      3,770,870          52,726
10456 Lakeridge Parkway                 Ashland, VA                     -       409,261      3,663,754          64,073
3829-3855 Gaskins Road                  Richmond, VA                    -       364,165      3,264,114           6,679
629 Phoenix Drive                       Virginia Beach, VA              -       371,694      2,108,097          48,028
11838 Rock Landing Drive                Newport News, VA                -       673,942      2,111,481         494,342
11844 Rock Landing Drive                Newport News, VA                -       326,774      1,391,561          74,890
11846 Rock Landing Drive                Newport News, VA                -       299,066      1,419,266         309,233
11832 Rock Landing Drive                Newport News, VA                -       299,066      1,419,266       5,055,811
10800 Nuckols Boulevard                 Richmond, VA                    -     1,432,462              -      14,358,942
5700 Cleveland Street                   Virginia Beach, VA              -       700,112      9,592,721         831,459
801 Liberty Way                         Richmond, VA                *           780,000              -       6,104,608
5 Manhattan Square                      Hampton, VA                     -       207,368              -       1,562,803
100 Westgate Parkway                    Richmond, VA                    -     1,140,648        101,824       8,275,261
1309 Executive Boulevard                Cheaspeake, VA                  -       926,125              -       5,059,996
21 Enterprise Parkway                   Hamton, VA                      -       263,668      8,167,118         123,083
4523 Green Point Drive                  High Point, NC                  -       234,564              -       2,403,961
4501 Green Point Drive                  High Point, NC                  -       319,289              -       2,335,761
4500 Green Point Drive                  High Point, NC                  -       230,622              -       2,190,555
2427 Penny Road                         High Point, NC                  -     1,165,664              -       6,228,051
4524 Green Point Drive                  High Point, NC              *           182,810              -       2,184,629
4328, 4336 Federal Drive                High Point, NC          5,623,271       521,122              -       7,063,422
200 Centreport Drive                    Greensboro, NC              *           331,400      3,768,600         418,815
4344 Federal Drive                      High Point, NC              *           484,001              -       2,361,623
202 Centreport Drive                    Greensboro, NC              *           549,948      5,360,462         572,253
101 Centreport Drive                    Greensboro, NC                  -       826,237              -       7,755,692
4000 Piedmont Parkway                   High Point, NC              *           592,885      4,825,615         429,102
4380 Federal Drive                      High Point, NC                  -       282,996              -       2,109,455
4388 Federal Drive                      High Point, NC                  -       143,661              -       1,119,330
6532 Judge Adams Road                   Rock Creek, NC                  -       354,903              -       3,488,165
6530 Judge Adams Road                   Rock Creek, NC                  -       305,821              -       4,458,196
150 Ridgeview Center Drive              Duncan, SC                      -       711,353      8,056,324         881,444
1320 Garlington Road                    Greenville, SC                  -       398,539      1,761,533          51,112
420 Park Avenue                         Greenville, SC              *           522,548      2,730,261         550,091
4160 Mendenhall Oaks Parkway            High Point, NC                  -       285,882              -       3,086,093
4194 Mendenhall Oaks Parkway            High Point, NC                  -       102,372              -       2,361,700
4196 Mendenhall Oaks Parkway            High Point, NC                  -        66,731              -       2,108,548
4170 Mendenhall Oaks Parkway            High Point, NC                  -       143,699              -       2,200,631
4180 Mendenhall Oaks Parkway            High Point, NC                  -       121,329              -       1,759,812
4050 Piedmont Parkway                   High Point, NC                  -       801,902              -      18,159,735
One Independence Pointe                 Greenville, SC                  -       780,881      6,199,230         225,760
55 Beattie Place                        Greenville, SC                  -     2,643,105     23,439,801         830,099
75 Beattie Place                        Greenville, SC              *         2,406,646     17,400,939         496,862
7736 McCloud Road                       Greensboro, NC                  -       591,795      5,895,312         227,487
15 Brendan Way                          Greenville, SC                  -       614,192      3,012,019         991,739
4300 Federal Drive                      High Point, NC                  -       264,038              -       1,621,937
4135 Mendenall Oaks Parkway             High Point, NC                  -       499,500              -       2,712,012
4183 Eagle Hill Drive                   High Point, NC                  -       122,203              -       3,763,018
4189 Eagle Hill Drive                   High Point, NC                  -       100,106              -       2,866,186
4020 Meeting Way                        High Point, NC                  -        94,232              -       1,681,829
170 Ridgeview Drive                     Duncan, SC                      -       224,162        109,218       4,930,743
6509 Franz Warner Parkway               Rock Creek, NC                  -       360,494              -       2,417,221
1730 Stebbins Drive                     Houston, TX                     -       143,258              -         478,152
5911-5925 Richard Street                Jacksonville, FL                -       275,582              -         508,967
8383-8385 Baycenter Road                Jacksonville, FL                -        63,703              -         713,824
8775 Baypine Road                       Jacksonville, FL                -       906,804              -       3,174,423
6255 Lake Gray Boulevard                Jacksonville, FL                -       813,067              -       3,552,562
8665,8667,8669 Baypine Road             Jacksonville, FL                -       966,552              -       4,183,224
1200 Gulf Life Drive                    Jacksonville, FL                -     1,028,864              -      18,405,444
8614 Baymeadows Way                     Jacksonville, FL                -       290,291              -       1,082,548
5941-5975 Richard Street                Jacksonville, FL                -       583,622              -       1,131,332
7970 Bayberry Road                      Jacksonville, FL                -       127,520              -       1,251,765
6000-6030 Bowdendale Avenue             Jacksonville, FL                -       275,475              -       1,697,973
7898 Baymeadows Way                     Jacksonville, FL                -       561,802              -       1,951,868
5977-6607 Richard Street                Jacksonville, FL                -       180,033              -       3,249,765
7910 & 7948 Baymeadows Way              Jacksonville, FL                -       210,299              -       2,655,355
7954, 7960 Baymeadows Way               Jacksonville, FL                -       291,312              -       2,945,718
8787 Baypine Road                       Jacksonville, FL                -     2,076,306              -      35,412,918
7077 Bonneval Road                      Jacksonville, FL                -       768,000      5,789,000       1,283,363
4190 Belfort Road                       Jacksonville, FL                -       821,000      5,866,000       1,835,428
7020 AC Skinner Parkway                 Jacksonville, FL            *           398,257              -       2,461,550
7022 AC Skinner Parkway                 Jacksonville, FL            *           706,934              -       3,097,328
11777 Central Highway                   Jacksonville, FL                -        92,207        429,997       1,259,623
4345 Southpoint Parkway                 Jacksonville, FL                -             -              -       8,734,288
7016 AC Skinner Parkway                 Jacksonville, FL                -       597,181              -       2,326,445
7018 AC Skinner Parkway                 Jacksonville, FL                -       840,996              -       4,082,054
7014 AC Skinner Parkway                 Jacksonville, FL                -       574,198              -       3,349,127
6620 Southpoint Drive                   Jacksonville, FL                -       614,602      4,267,477         557,500
7980 Bayberry Road                      Jacksonville, FL                -       330,726      1,338,101          17,776
9600 Satellite Boulevard                Orlando, FL                     -       252,850      1,297,923          54,059


                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
9700 Satellite Boulevard                Orlando, FL                     -       405,362      1,146,546         113,385
1902 Cypress Lake Drive                 Orlando, FL                     -       523,512      3,191,790         866,686
9550 Satellite Boulevard                Orlando, FL                     -       574,831              -       2,087,623
8250 & 8256 Exchange Place              Orlando, FL                     -       622,413      2,507,842         448,326
6600 Southpoint Parkway                 Jacksonville, FL                -       998,432      4,055,727         328,425
6700 Southpoint Parkway                 Jacksonville, FL                -       620,719      2,989,746         500,718
4801 Executive Park Court - 100         Jacksonville, FL            *           554,993      2,993,277         445,021
4801 Executive Park Court - 200         Jacksonville, FL            *           370,017      1,995,518          23,275
4810 Executive Park Court               Jacksonville, FL            *           369,694      3,045,639          47,709
6602 Executive Park Court - 100         Jacksonville, FL            *           388,519      2,095,293          38,958
6602 Executive Park Court - 200         Jacksonville, FL            *           296,014      1,596,347         114,520
6631 Executive Park Court - 100         Jacksonville, FL            *           251,613      1,356,849           4,278
6631 Executive Park Court - 200         Jacksonville, FL            *           406,561      2,195,070         178,372
4815 Executive Park Court - 100         Jacksonville, FL            *           366,317      1,975,393          20,549
4815 Executive Park Court - 200         Jacksonville, FL            *           462,522      2,494,397         187,247
4825 Executive Park Court               Jacksonville, FL            *           601,278      3,242,491          12,342
4820 Executive Park Court               Jacksonville, FL            *           555,173      2,693,130         591,331
10511 & 10611 Satellite Boulevard       Orlando, FL                     -       517,554      2,568,186         237,621
1400-1440 Central Florida Parkway       Orlando, FL                     -       518,043      2,561,938          74,142
6601 Executive Park Circle North        Jacksonville, FL                -       551,250      3,128,361             640
1300 Riverplace Boulevard               Jacksonville, FL                -     1,804,258      7,755,572         999,524
4901 Belfort Road                       Jacksonville, FL                -       877,964      2,360,742       1,841,852
16445 Air Center Boulevard              Houston, TX                     -       363,339      2,509,186         347,471
16405 Air Center Boulevard              Houston, TX                     -       438,853      3,030,396         106,575
2216 Directors Row                      Orlando, FL                     -       453,918      2,572,202          25,865
7460 Chancellor Drive                   Orlando, FL                     -       266,555        902,949         246,252
1901 Summit Tower Boulevard             Maitland, FL                    -     6,078,791     12,348,567         327,340
3701-3727 Vineland Road                 Orlando, FL                     -       767,929      2,096,504          67,289
4899 Belfort Road                       Jacksonville, FL                -     1,299,201              -       7,859,853
4905 Belfort Street                     Jacksonville, FL                -       638,154              -       3,411,407
16580 Air Center Boulevard              Houston, TX                     -       289,000      3,559,857         (12,163)
7251 Salisbury Road                     Jacksonville, FL                -             -              -       2,932,062
2400 South Lake Orange Drive            Orlando, FL                     -       385,964              -       2,359,882
10245 Centurion Parkway North           Jacksonville, FL                -       852,644      3,510,889         582,223
6501 Lee Vista Boulevard                Orlando, FL                     -       903,701              -       5,515,772
1755 Trans Central Drive                Houston, TX                     -       293,534      3,036,269         133,314
10771 Palm Bay Drive                    Orlando, FL                     -       664,605              -       2,512,823
5501-5519 Pioneer Park Boulevard        Tampa, FL                       -       162,000      1,613,000         188,001
5690-5694 Crenshaw Street               Tampa, FL                       -       181,923      1,812,496         140,795
3102,3104,3110 Cherry Palm Drive        Tampa, FL                       -       503,767      2,787,585         403,715
8401-8408 Benjamin Road                 Tampa, FL                       -       789,651      4,454,648         456,583
3501 Riga Boulevard                     Tampa, FL                       -       617,289      3,048,379          95,839
111 Kelsey Lane                         Tampa, FL                       -       359,540      1,461,850         451,966
7930,8010-20 Woodland Center Boulevard  Tampa, FL                   *         1,408,478      5,247,246         244,354
7920 Woodland Center Boulevard          Tampa, FL                   *         1,382,648      2,445,444         104,336
8154-8198 Woodland Center Boulevard     Tampa, FL                   *           399,088      2,868,834          44,000
8112-42 Woodland Center Boulevard       Tampa, FL                   *           513,263      3,230,239          13,495
8212 Woodland Center Boulevard          Tampa, FL                   *           820,882      2,322,720          14,210
131 Kelsey Lane                         Tampa, FL                       -       511,463              -       4,450,331
7724 Woodland Center Boulevard          Tampa, FL                       -       235,893              -       2,108,523
7802-50 Woodland Center Boulevard       Tampa, FL                       -       357,364              -       2,542,261
7852-98 Woodland Center Boulevard       Tampa, FL                       -       357,364              -       2,291,373
8921 Brittany Way                       Tampa, FL                       -       255,583      1,063,882         827,162
5250 Eagle Trail Drive                  Tampa, FL                       -       952,860              -       3,457,917
7725 Woodland Center Boulevard          Tampa, FL                       -       553,335              -       3,226,342
8001 Woodland Center Boulevard          Tampa, FL                       -       350,406              -       2,240,698
4630 Woodland Corporate Boulevard       Tampa, FL                       -       943,169              -      12,399,823
701-725 South US Highway 301            Tampa, FL                       -       654,259              -       3,097,143
4502 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       4,005,900
9001-9015 Brittany Way                  Tampa, FL                       -       239,034              -       1,420,321
4508 Woodland Corporate Boulevard       Tampa, FL                       -       498,598              -       3,082,752
7622 Bald Cypress Place                 Tampa, FL                       -             -              -       1,339,980
901-933 US Highway 301S                 Tampa, FL                       -       570,005              -       3,047,107
1701 Clint Moore Boulevard              Boca Raton, FL                  -     1,430,884      3,043,553          57,921
5410 - 5430 Northwest 33rd Avenue       Ft. Lauderdale, FL              -       603,776      4,176,238         398,765
6500 NW 12th Avenue                     Ft. Lauderdale, FL              -         7,099      3,046,309          42,682
6600 NW 12th Avenue                     Ft. Lauderdale, FL              -         7,102      3,047,462         299,081
1500 SW 5th Court                       Pompano Beach, FL               -       972,232      3,892,085          46,438
1651 SW 5th Court                       Pompano Beach, FL               -       203,247        811,093          18,392
1601 SW 5th Court                       Pompano Beach, FL               -       203,247        811,093          50,505
1501 SW 5th Court                       Pompano Beach, FL               -       203,247        811,093          22,163
1400 SW 6th Court                       Pompano Beach, FL               -     1,157,049      4,620,956          72,461
1405 SW 6th Court                       Pompano Beach, FL               -       392,138      1,565,787          45,121
595 SW 13th Terrace                     Pompano Beach, FL               -       359,933      1,437,116          45,772
601 SW 13th Terrace                     Pompano Beach, FL               -       164,413        655,933          24,625
605 SW 16th Terrace                     Pompano Beach, FL               -       310,778      1,238,324          29,671
951 Broken Sound Parkway                Boca Raton, FL                  -     1,426,251      6,098,952         184,097
3400 Lakeside Drive                     Miramar, FL                     -     2,022,153     11,345,881         413,418
3450 Lakeside Drive                     Miramar, FL                     -     2,022,152     11,357,143         197,551
3350 SW 148th Avenue                    Miramar, FL                     -     2,960,511              -      17,139,037
13650 NW 8th Street                     Sunrise, FL                     -       558,223      2,171,930          37,107
13630 NW 8th Street                     Sunrise, FL                     -       659,797      2,596,275         146,745


                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
777 Yamato Road                         Boca Raton, FL                  -     4,101,247     16,077,347       2,677,067
1801 Clint Moore Road                   Boca Raton, FL                  -     1,065,068      4,481,644         232,490
6601-6625 W. 78th Street                Bloomington, MN                 -     2,263,060              -      38,625,770
2905 Northwest Boulevard                Plymouth, MN                    -       516,920      4,646,342         498,248
2800 Campus Drive                       Plymouth, MN                    -       395,366      3,554,512         337,217
2955 Xenium Lane                        Plymouth, MN                    -       151,238      1,370,140         255,937
9401-9443 Science Center Drive          New Hope, MN                    -       431,295      3,888,684         244,480
6321-6325 Bury Drive                    Eden Prairie, MN                -       462,876      4,151,790         180,272
7115-7173 Shady Oak Road                Eden Prairie, MN                -       454,974      4,089,410         436,419
7660-7716 Golden Triangle Drive         Eden Prairie, MN                -       568,706      5,115,177       1,340,905
7400 Flying Cloud Drive                 Eden Prairie, MN                -       195,982      1,762,027          55,417
10301-10305 West 70th Street            Eden Prairie, MN                -       120,622      1,085,226          81,320
10321 West 70th Street                  Eden Prairie, MN                -       145,198      1,305,700          32,908
10333 West 70th Street                  Eden Prairie, MN                -       110,746        995,868          28,179
10349-10357 West 70th Street            Eden Prairie, MN                -       275,903      2,481,666         259,683
10365-10375 West 70th Street            Eden Prairie, MN                -       291,077      2,618,194         188,888
10393-10394 West 70th Street            Eden Prairie, MN                -       269,618      2,423,318         249,205
7078 Shady Oak Road                     Eden Prairie, MN                -       343,093      3,085,795          47,532
10400 Viking Drive                      Eden Prairie, MN                -     2,912,391              -      21,367,477
5600 & 5610 Rowland Road                Minnetonka, MN                  -       828,650      7,399,409       1,124,384
2920 Northwest Boulevard                Plymouth, MN                    -       392,026      3,433,678         653,397
5400-5500 Feltl Road                    Minnetonka, MN                  -       883,895      7,983,345         840,193
10300 Bren Road                         Minnetonka, MN                  -       344,614      3,110,477         154,021
14630-14650 28th Avenue North           Plymouth, MN                    -       198,205      1,793,422         360,187
7695-7699 Anagram Drive                 Eden Prairie, MN                -       760,525      3,254,758          25,622
7550 Meridian Circle                    Maple Grove, MN         2,067,139       513,250      2,901,906         (80,807)
2800 Northwest Boulevard                Plymouth, MN            4,479,507     1,934,438     10,952,503          75,338
3255 Neil Armstrong Boulevard           Eagan, MN                       -     1,131,017              -       3,377,738
4801 West 81st Street                   Bloomington, MN           777,917     1,624,701      2,494,368         450,290
8100 Cedar Avenue                       Bloomington, MN         2,178,012       501,313      3,675,416          25,281
9600 54th Avenue                        Plymouth, MN                    -       332,317      3,077,820         149,049
7800 Equitable Drive                    Eden Prairie, MN                -     2,188,525      3,788,762          18,929
7905 Fuller Road                        Eden Prairie, MN                -     1,229,862      4,075,167           9,190
9023 Columbine Road                     Eden Prairie, MN                -     1,956,273              -       4,626,783
6161 Green Valley Drive                 Bloomington, MN                 -       740,378      3,311,602         719,459
4700 Nathan Lane North                  Minneapolis, MN                 -     1,501,308      8,446,083         323,002
8967 Columbine Road                     Eden Prairie, MN                -     1,450,000              -       3,409,410
14390 Huntington Avenue                 Savage, MN                      -     1,463,666      6,271,050         139,842
550-590 Hale Avenue                     Oakdale, MN                     -       765,535      3,488,754         119,290
7777 Golden Triangle Drive              Eden Prairie, MN                -       993,101      2,136,862         876,271
8937 Columbine Road                     Eden Prairie, MN                -     1,325,829              -       4,697,953
7615 Smetana Lane                       Eden Prairie, MN                -     1,011,517              -       8,658,578
10801 Nesbitt Avenue South              Bloomington, MN                 -       784,577              -       4,166,712
8995 Columbine Road                     Eden Prairie, MN                -     1,087,594              -       3,492,053
26911-26957 Northwestern Highway        Southfield, MI                  -     7,799,515     66,268,817       5,623,616
1650 Research Drive                     Troy, MI                        -       763,067      7,201,677          90,322
1775 Research Drive                     Troy, MI                        -       331,422      2,788,073          50,080
1875 Research Drive                     Troy, MI                        -       329,863      2,774,006         121,199
1850 Research Drive                     Troy, MI                        -       781,054      7,364,300         210,378
1965 Research Drive                     Troy, MI                        -       419,090      3,578,928         103,431
1960 Research Drive                     Troy, MI                        -       419,146      3,579,166          50,886
27260 Haggerty Road                     Farmington Hills, MI            -       456,877      4,091,196         186,238
27200 Haggerty Road                     Farmington Hills, MI            -       382,754      3,425,227         172,058
27280 Haggerty Road                     Farmington Hills, MI            -       452,860      4,055,512         119,859
27220 Haggerty Road                     Farmington Hills, MI            -       203,064      1,802,592         135,253
27240 Haggerty Road                     Farmington Hills, MI            -       171,518      1,518,192          83,458
27300 Haggerty Road                     Farmington Hills, MI            -       370,378      3,311,366         125,209
1101 Allen Drive                        Troy, MI                        -        98,144        887,935          22,883
1151 Allen Drive                        Troy, MI                        -       164,483      1,486,220         209,271
1300 Rankin Street                      Troy, MI                        -       134,090      1,212,752         124,810
1350 Rankin Street                      Troy, MI                        -       111,776      1,011,497          64,521
1376-1400 Rankin Street                 Troy, MI                        -       134,292      1,213,626         126,937
1352-1374 Rankin Street                 Troy, MI                        -       153,275      1,385,098          89,075
1324-1346 Rankin Street                 Troy, MI                        -       134,090      1,212,214          22,741
1301-1307 Rankin Street                 Troy, MI                        -       111,776      1,011,121          57,948
1409 Allen Drive                        Troy, MI                        -       142,370      1,286,048         214,397
1304 E Maple Road                       Troy, MI                        -       211,233      1,906,786         309,224
1334 Maplelawn Road                     Troy, MI                        -       124,296      1,122,802          17,977
1290 Maplelawn Road                     Troy, MI                        -        85,321        771,621          61,018
1070 Maplelawn Road                     Troy, MI                        -        68,560        620,595          47,208
950 Maplelawn Road                      Troy, MI                        -       252,429      2,265,259          26,448
894 Maplelawn Road                      Troy, MI                        -       181,749      1,632,243          19,497
1179 Maplelawn Road                     Troy, MI                        -        87,845        794,365          72,889
1940 Norwood Drive                      Troy, MI                        -        86,836        785,267          42,787
1311-1331 Maplelawn Road                Troy, MI                        -       125,407      1,132,810         202,380
2354 Bellingham Street                  Troy, MI                        -        87,340        789,817          19,928
2360 Bellingham Street                  Troy, MI                        -        87,340        789,817          58,250
1911 Ring Drive                         Troy, MI                        -        86,129        778,900          77,825
26442-26450 Haggerty Road               Farmington Hills, MI            -       237,687      2,143,478          27,973
26500 Haggerty Road                     Farmington Hills, MI            -       311,093      2,791,804          52,170
26650 Haggerty Road                     Farmington Hills, MI            -       173,166      1,562,704          21,498
26700 Haggerty Road                     Farmington Hills, MI            -       253,338      2,290,696          17,160


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
OPERATING PROPERTIES - Continued
26750 Haggerty Road                     Farmington Hills, MI            -       292,717      2,638,688         153,751
26800 Haggerty Road                     Farmington Hills, MI            -       175,489      1,583,362         163,130
26842-26850 Haggerty Road               Farmington Hills, MI            -       239,606      2,160,470         194,932
26600 Haggerty Road                     Farmington Hills, MI            -       455,846              -       2,524,219
26550 Haggerty Road                     Farmington Hills, MI            -       368,083              -       2,585,958
50 West Big Beaver Road                 Troy, MI                        -     2,159,678     19,481,454         296,560
100 West Big Beaver Road                Troy, MI                        -     2,113,006     19,057,355         377,625
245 Executive Drive                     Brookfield, WI                  -       577,067      5,197,903         195,157
8301 West Parkland Court                Milwaukee, WI                   -       358,442      3,233,707         261,263
32991 Hamilton Court                    Farmington Hills, MI            -     1,065,392      3,627,675         947,764
7500 West 110th Street                  Overland Park, KS               -     2,380,493      9,575,474         208,344
7800 N. 113th Street                    Milwaukee, WI                   -     1,711,964      6,847,857          51,653
2475-2479 Elliot Avenue                 Troy, MI                        -       128,808        516,393          15,137
32661 Edward Avenue                     Madison Heights, MI             -       378,838      2,330,550           4,054
32701 Edward Avenue                     Madison Heights, MI             -       340,398      1,364,777          31,585
32751 Edward Avenue                     Madison Heights, MI             -       151,410        859,462          40,581
32853 Edward Avenue                     Madison Heights, MI             -       138,121        784,426          53,827
555 East Mandoline Avenue               Madison Heights, MI             -       140,862        799,993          80,328
599 East Mandoline Avenue               Madison Heights, MI             -       132,164        646,768          73,022
749 East Mandoline Avenue               Madison Heights, MI             -       144,658        708,054             915
750 East Mandoline Avenue               Madison Heights, MI             -       151,458        741,185             878
900 East Mandoline Avenue               Madison Heights, MI             -       157,729        771,872           1,836
949 East Mandoline Avenue               Madison Heights, MI             -       137,049        778,338           5,751
32090 John Road                         Madison Heights, MI             -        70,351        399,251           6,610
31601 Research Park Drive               Madison Heights, MI             -       331,179      1,879,812          10,787
31651 Research Park Drive               Madison Heights, MI             -       194,012      1,101,576           1,132
31700 Research Park Drive               Madison Heights, MI             -       373,202      1,824,721           3,575
31701 Research Park Drive               Madison Heights, MI             -       185,845      1,054,681          72,097
31751 Research Park Drive               Madison Heights, MI             -       194,063      1,300,574           1,822
31800 Research Park Drive               Madison Heights, MI             -       217,929      1,601,469          14,793
800 Tech Row                            Madison Heights, MI             -       444,977      2,984,811          31,445
900 Tech Row                            Madison Heights, MI             -       155,606        883,725          24,370
1000 Tech Row                           Madison Heights, MI             -       357,897      2,628,029          84,900
31771 Sherman Avenue                    Madison Heights, MI             -       150,944        645,040          11,826
31791 Sherman Avenue                    Madison Heights, MI             -       105,606        649,891           2,327
31811 Sherman Avenue                    Madison Heights, MI             -       207,599      1,179,010           1,363
31831 Sherman Avenue                    Madison Heights, MI             -       158,483        900,064           4,820
31900 Sherman Avenue                    Madison Heights, MI             -       269,293      1,754,498          34,215
800 East Whitcomb Avenue                Madison Heights, MI             -       151,704      1,294,687          51,306
950 East Whitcomb Avenue                Madison Heights, MI             -       113,630      2,162,302           8,351
1000 East Whitcomb Avenue               Madison Heights, MI             -       113,512      1,023,613          51,628
1201 East Whitcomb Avenue               Madison Heights, MI             -       302,567      1,213,232           2,687
1210 East Whitcomb Avenue               Madison Heights, MI             -       121,298        329,051             540
1260 Kempar Avenue                      Madison Heights, MI             -        78,720        385,223          20,780
1280 Kempar Avenue                      Madison Heights, MI             -       142,305        536,474          18,700
22515 Heslip Drive                      Novi, MI                        -       144,477        338,277          54,151
9801 80th Avenue                        Pleasant Prairie, WI            -     1,692,077      7,934,794          33,848
11950 W. Lake Park Drive                Milwaukee, WI                   -       391,813      2,340,118         158,703
11400 W. Lake Park Drive                Milwaukee, WI                   -       439,595      2,357,904         145,281
11425 W. Lake Park Drive                Milwaukee, WI                   -       382,256      2,350,619         110,138
11301 W. Lake Park Drive                Milwaukee, WI                   -       614,477      2,626,456          92,202
11900 W. Lake Park Drive                Milwaukee, WI                   -       347,853      2,396,887         492,040
38100 Ecorse Road                       Romulus, MI                     -       955,063              -       9,253,328
16620-16650 W Bluemound Road            Brookfield, WI                  -       586,665      4,289,907         253,155
1600-1630 East Big Beaver Road          Troy, MI                        -     1,454,406      2,952,884          53,694
11414 West Park Place                   Milwaukee, WI                   -       234,443              -       8,958,865
11520 W. Calumet Road                   Milwaukee, WI                   -       341,698      1,527,548          48,494
12100 W. Park Place                     Milwaukee, WI                   -       534,470      3,239,389          69,540
N26 W23445 Paul Road                    Pewaukee, WI                    -       561,904      1,928,064          61,756
11200 W. Plank Court                    Wauwatosa, WI                   -       330,829      2,288,853         922,541
11020 W. Plank Court                    Wauwatosa, WI                   -       464,246      3,230,511          83,520
38000 Ecourse Road                      Romulus, MI                     -       807,660              -      12,395,505
3800 Lapeer Road                        Auburn Hills, MI                -     3,152,801      6,908,519          76,904
50 Gibson Drive                         West Malling, UK            **                -              -       3,270,372
2 Kings Hill Avenue                     West Malling, UK                -       785,565              -       3,720,641
50 Kings Hill Avenue                    West Malling, UK                -     1,215,608              -      10,275,261
10 Kings Hill Avenue                    West Malling, UK                -       983,547              -       4,983,912
30 Tower View                           West Malling, UK                -     1,657,321              -      10,574,350
35 Kings Hill Avenue                    West Malling, UK                -       812,193              -       2,510,554
39 Kings Hill Avenue                    West Malling, UK                -       494,508              -       3,064,381
4 Abbey Wood Road                       West Malling, UK                -             -              -       6,539,398
18 Kings Hill Avenue                    West Malling, UK                -       829,785              -       5,449,322
                                                             ------------  ------------ --------------  --------------
Subtotal Operating Real Estate                               $ 80,328,369  $434,777,444 $1,482,811,958  $1,424,624,357
                                                             ============  ============ ==============  ==============

DEVELOPMENT IN PROGRESS
2301 Renaissance Boulevard              King of Prussia, PA  $          -  $  1,645,246 $            -  $    7,814,790
1500 Liberty Ridge Drive                Wayne, PA                       -     8,287,555              -      19,709,577
1515 Grundy's Lane                      Bristol, PA                     -       457,285              -       1,963,093
3200 Horizon Drive                      King of Prussia, PA             -             -              -       1,446,119
301 Berkeley Drive                      Bridgeport, NJ                  -       150,357              -       1,872,536


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
DEVELOPMENT IN PROGRESS - Continued
74 West Broad Street                    Bethlehem, PA                   -     1,096,127              -      10,870,956
8150 Industrial Boulevard               Allentown, PA                   -     2,564,167              -       8,126,323
8250 Industrial Boulevard               Allentown, PA                   -     1,025,667              -       4,081,839
650 Boulder Drive                       Allentown, PA                   -     5,208,248              -      16,497,239
1605 Valley Center Parkway              Bethlehem, PA                   -       729,751              -       7,372,700
3400 High Point Boulevard               Bethlehem, PA                   -       298,227              -         867,429
6250 Old Dobbin Lane                    Columbia, MD                    -       958,105              -       2,868,810
6210 Old Dobbin Lane                    Columbia, MD                    -       958,105              -       2,461,512
6240 Old Dobbin Lane                    Columbia, MD                    -       958,105              -       2,461,525
5715 Old Shakopee Road West             Bloomington, MN                 -     1,263,226      2,360,782         160,031
5735 Old Shakopee Road West             Bloomington, MN                 -     1,263,226      2,360,782         160,822
20 Wright Avenue                        Hunt Valley, MD                 -     1,205,946              -         491,726
200 Westgate Parkway                    Richmond, VA                    -     1,623,612              -       3,929,550
1305 Executive Boulevard                Chesapeake, VA                  -       861,020              -       3,277,013
1313 Executive Boulevard                Chesapeake, VA                  -     1,180,036              -       3,315,613
3 Independence Pointe                   Greenville, SC                  -             -              -       2,380,402
5 Independence Pointe                   Greenville, SC                  -             -              -       2,926,587
1400 Mendenhall Oaks Parkway            High Point, NC                  -       172,320              -       4,892,529
4191 Mendenhall Oaks Parkway            High Point, NC                  -       217,943              -       2,294,260
979 Batesville Road                     Greer, SC                       -     1,190,555              -       3,578,337
4887 Belfort Road                       Jacksonville, FL                -     1,299,202              -       7,177,752
7255 Salisbury Road                     Jacksonville, FL                -       392,060              -       1,986,290
2416 Lake Orange Drive                  Orlando, FL                     -       385,964              -       2,534,937
16605 Air Center Boulevard              Houston, TX                     -       298,999              -       2,593,206
4503 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       2,534,514
4505 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       2,591,128
4511 Woodland Corporate Boulevard       Tampa, FL                       -             -              -       2,597,638
7851-61 Woodland Center Parkway         Tampa, FL                       -       202,550              -       1,154,338
7805 Hudson Road                        Woodbury, MN                    -     1,279,834              -       6,465,303
4600 Nathan Lane                        Plymouth, MN                    -     1,063,558              -       4,743,534
8911 Columbine Road                     Eden Prairie, MN                -       916,687              -       2,812,846
5775 Old Shakopee Road West             Bloomington, MN                 -     2,052,018      3,849,649       2,927,385
2600 Bellingham Drive                   Troy, MI                        -     1,796,869              -       3,950,950
2710 Bellingham Drive                   Troy, MI                        -     1,796,869              -       2,946,385
10855 West Park Place                   Milwaukee, WI                   -       122,894              -       2,235,243
30 Kings Hill Avenue                    West Malling, UK                -             -              -       2,685,636
Aymer House                             Chertsey, UK            2,183,878             -              -      11,013,828
Uxbridge                                London, UK              7,375,801             -              -      20,522,583
                                                             ------------  ------------ --------------  --------------
Subtotal Development in Progress                             $  9,559,679  $ 44,922,333 $    8,571,214  $  199,294,814
                                                             ============  ============ ==============  ==============

LAND HELD FOR DEVELOPMENT
Keystone Industrial Park Land           Bristol, PA          $          -  $    273,149 $            -  $      106,068
50 Prudential Road                      Horsham, PA                     -       183,617              -        (183,617)
1710 Arch Street                        Philadelphia, PA                -     7,847,607              -       4,578,739
1722 Arch Street                        Philadelphia, PA                -       290,475              -          31,663
JFK & Arch Parking Lots/Land (East)     Philadelphia, PA                -    14,291,957              -       1,014,570
JFK & Arch Parking Lots/Land (West)     Philadelphia, PA                -     4,700,222              -      (3,099,176)
425 Privet Road                         Horsham, PA                     -     3,326,536          6,080         555,136
425 Privet Road                         Horsham, PA                     -     1,855,251          3,420         159,974
Quarry Ridge Land                       Malvern, PA                     -     8,398,708              -       1,129,367
Commodore Business Park                 Logan, NJ                       -     1,756,748              -       2,931,467
Marlton Executive Park Land             Marlton, NJ                     -       550,664              -         414,256
800 Arlington Boulevard Expansion Land  Logan, NJ                       -       195,686              -        (195,686)
300 Fellowship Road Land                Mt. Laurel, NJ                  -     1,512,120              -         103,437
Lehigh Valley Corporate Center Land     Bethlehem, PA                   -       309,058              -         (49,263)
LVCC Phase 2 Land                       Bethlehem, PA                   -     3,944,052              -       2,931,433
650 Boulder Drive Expansion             Allentown, PA                   -     2,861,715              -       1,440,170
9th & Hamilton Streets                  Allentown, PA                   -       615,624              -               -
Columbia Crossing Land                  Columbia, MD                    -     3,865,848              -       1,812,683
6250 Old Dobbin Lane                    Columbia, MD                    -       958,105              -         508,829
Hunt Valley Land                        Hunt Valley, MD                 -     2,166,068              -         (15,797)
Fairgrounds Distribution Center Land    Richmond, VA                    -       100,000              -         (87,019)
Rivers' Bend Business Park              Chesterfield, VA                -     1,695,415              -       3,474,390
Woodlands Center Land                   Sandston, VA                    -       928,555              -         758,650
501 H P Way                             Chesterfield, VA                -       165,042              -         484,965
Eastport VII                            Richmond, VA                    -       787,091              -         841,227
Eastport VIII                           Richmond, VA                    -       379,836              -           6,187
Eastport IX                             Richmond, VA                    -       209,856              -           5,096
Westmoreland II Land                    Virginia Beach, VA              -       758,403              -         180,212
Westmoreland III Land                   Virginia Beach, VA              -       645,966              -         129,416
Volvo Center Land                       Hampton, VA                     -     1,650,423              -         215,722
Lakefront Plaza II Land                 Hampton, VA               349,984       132,785              -          17,451
Mendenhall Business Park I              High Point, NC                  -     1,910,135              -       5,714,256
Independence Pointe Land                Greenville, SC                  -     1,304,084              -       1,278,553
Eagle Hill Business Park Land           High Point, NC                  -       201,860              -         668,016
Southpark Business Park                 Jacksonville, FL                -       349,339              -         147,774
Liberty Business Park Land              Jacksonville, FL                -       448,097              -          89,719
7024 AC Skinner Parkway                 Jacksonville, FL                -       468,643              -         356,308
Silo Bend Land                          Tampa, FL                       -     2,816,927              -       1,487,673
Exchange Place Land                     Orlando, FL                     -       193,406              -        (193,406)


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                                                             COST
                                                                                                          CAPITALIZED
                                                                                   INITIAL COST           SUBSEQUENT
                                                                           ---------------------------        TO
              PROJECT                           CITY         ENCUMBRANCES       LAND       BUILDING       ACQUISITION
--------------------------------------  -------------------  ------------  ------------ --------------  --------------
LAND HELD FOR DEVELOPMENT - Continued
Belfort Road                            Jacksonville, FL                -       468,643              -         104,679
Butler Plaza Land                       Jacksonville, FL                -     1,303,792              -       1,021,075
South Center Land                       Orlando, FL                     -     2,496,566              -        (333,216)
South Center Land                       Orlando, FL                     -       479,859              -         117,235
Orlando Corporate Center Land           Orlando, FL                     -       903,701              -          (1,808)
Salisbury Road Land                     Jacksonville, FL                -       880,828              -         679,090
Central Green Land                      Houston, TX                     -     1,095,592              -         531,406
Woodland Corporate Center Land          Tampa, FL                       -             -              -       1,244,810
6119 W. Linebaugh Avenue                Tampa, FL                       -       175,886              -          22,320
Pompano Bus Park Land-Lots 100,101      Boca Raton, FL                  -       407,328              -          20,886
Pompano Bus Park Land-Lots 60, 61       Boca Raton, FL                  -       509,233              -          13,045
Boca Colannade Land                     Boca Raton, FL                  -     3,649,792              -       1,112,289
Lake Smetana Business Park              Eden Prairie, MN                -     4,500,641              -        (124,038)
8855 Columbine Road                     Eden Prairie, MN                -     1,400,925              -       2,525,226
5705 Old Shakopee Road W. Land          Bloomington, MN                 -     2,113,223              -          14,071
Romulus Land                            Romulus, MI                     -     1,019,013              -         268,497
Big Beaver Airport Land                 Troy, MI                        -     8,537,972              -       1,626,725
Park Place South Land                   Milwaukee, WI                   -     2,362,904              -       2,632,823
6505 Cogswell Road                      Romulus, MI                     -       594,523              -       3,040,404
Northsight Land                         Scottsdale, AZ                  -    10,245,763              -       1,077,473
                                                             ------------  ------------ --------------  --------------
Subtotal Land Held for Development                           $    349,984  $118,195,257 $        9,500  $   45,342,435
                                                             ============  ============ ==============  ==============

Total All Properties                                         $ 90,238,032  $597,895,034 $1,491,392,672  $1,669,261,606
                                                             ============  ============ ==============  ==============

* Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life,
and USG Annuity and Life totalling $249.9 million.

** Rouse leases land from Kent County Council

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES
10, 20 Liberty Boulevard                  Malvern, PA             $       724,846  $     5,125,917  $     5,850,763
420 Lapp Road                             Malvern, PA                   1,055,243        6,458,865        7,514,108
747 Dresher Road                          Horsham, PA                   1,607,977        4,114,371        5,722,348
45-67 Great Valley Parkway                Malvern, PA                     795,831        3,143,105        3,938,936
40 Valley Stream Parkway                  Malvern, PA                     325,775        2,276,842        2,602,617
50 Valley Stream Parkway                  Malvern, PA                     323,792        2,231,277        2,555,069
20 Valley Stream Parkway                  Malvern, PA                     466,413        5,036,744        5,503,157
800 Town Center Drive                     Langhorne, PA                 1,619,288        9,249,311       10,868,599
9, 15, 25 Great Valley Parkway            Malvern, PA                   1,837,878       15,002,267       16,840,145
257-275 Great Valley Parkway              Malvern, PA                     505,458        4,364,460        4,869,918
300 Technology Drive                      Malvern, PA                     374,497        1,322,745        1,697,242
277-293 Great Valley Parkway              Malvern, PA                     531,534        2,064,172        2,595,706
311 Technology Drive                      Malvern, PA                     397,948        2,239,906        2,637,854
325 Technology Drive                      Malvern, PA                     385,693        1,862,278        2,247,971
7 Great Valley Parkway                    Malvern, PA                     177,317        4,470,291        4,647,608
55 Valley Stream Parkway                  Malvern, PA                     215,818        3,373,628        3,589,446
65 Valley Stream Parkway                  Malvern, PA                     382,361        5,038,293        5,420,654
508 Lapp Road                             Malvern, PA                     332,216        1,861,427        2,193,643
10 Valley Stream Parkway                  Malvern, PA                     509,899        3,004,770        3,514,669
333 Phoenixville Pike                     Malvern, PA                     524,230        2,916,673        3,440,903
30 Great Valley Parkway                   Malvern, PA                     128,783          384,842          513,625
75 Great Valley Parkway                   Malvern, PA                     143,811          697,892          841,703
27-43 Great Valley Parkway                Malvern, PA                     449,447        2,201,425        2,650,872
77-123 Great Valley Parkway               Malvern, PA                     888,359        4,863,095        5,751,454
260 Great Valley Parkway                  Malvern, PA                     212,768        1,139,027        1,351,795
256 Great Valley Parkway                  Malvern, PA                     161,949        1,784,867        1,946,816
205 Great Valley Parkway                  Malvern, PA                   1,369,003       10,202,712       11,571,715
12,14,16 Great Valley Parkway             Malvern, PA                     128,767        1,284,740        1,413,507
155 Great Valley Parkway                  Malvern, PA                     626,068        2,297,216        2,923,284
333 Technology Drive                      Malvern, PA                     158,077        2,325,340        2,483,417
510 Lapp Road                             Malvern, PA                     357,751          925,786        1,283,537
181 Wheeler Court                         Langhorne, PA                   263,490        2,228,816        2,492,306
1100 Wheeler Way                          Langhorne, PA                   151,500        1,189,216        1,340,716
60 Morehall Road                          Malvern, PA                     884,974       14,024,452       14,909,426
905 Airport Road                          West Chester, PA              1,735,012        5,885,475        7,620,487
1 Country View Road                       Malvern, PA                     406,421        4,067,090        4,473,511
2151 Cabot Boulevard                      Langhorne, PA                   389,990        3,693,551        4,083,541
170 South Warner Road                     King of Prussia, PA             458,232        5,468,599        5,926,831
190 South Warner Road                     King of Prussia, PA             461,909        4,628,893        5,090,802
507 Prudential Road                       Horsham, PA                     652,919       10,227,874       10,880,793
100 Witmer Road                           Horsham, PA                   3,764,784       11,158,399       14,923,183
3100 Horizon Drive                        King of Prussia, PA             611,436        1,994,758        2,606,194
3300 Horizon Drive                        King of Prussia, PA             687,878        3,282,832        3,970,710
3500 Horizon Drive                        King of Prussia, PA           1,223,875        2,592,556        3,816,431
200 Chesterfield Parkway                  Malvern, PA                     544,649        2,978,541        3,523,190
767 Electronic Drive                      Horsham, PA                   1,241,970        2,752,124        3,994,094
132 Welsh Road                            Horsham, PA                   1,408,041        3,688,307        5,096,348
5 Country View Road                       Malvern, PA                     786,235        4,826,181        5,612,416
3200 Horizon Drive                        King of Prussia, PA           1,210,137        4,019,475        5,229,612
3000 Horizon Drive                        King of Prussia, PA             946,703        2,540,196        3,486,899
111-195 Witmer Road                       Horsham, PA                     378,205        3,052,803        3,431,008
300 Welsh Road - Building 3               Horsham, PA                     180,459        1,646,536        1,826,995
300 Welsh Road - Building 4               Horsham, PA                     282,493        3,332,147        3,614,640
8801 Tinicum Boulevard                    Philadelphia, PA                125,087       45,938,215       46,063,302
440 East Swedesford Road                  King of Prussia, PA             717,001        6,384,450        7,101,451
460 East Swedesford Road                  King of Prussia, PA             705,317        5,357,551        6,062,868
50 Morehall Road                          Malvern, PA                   1,337,076       12,556,217       13,893,293
2 Walnut Grove Drive                      Horsham, PA                   1,265,363        8,602,612        9,867,975
5 Walnut Grove Drive                      Horsham, PA                   1,939,712        8,358,275       10,297,987
200 Gibraltar Road                        Horsham, PA                     638,513        6,543,043        7,181,556
220 Gibraltar Road                        Horsham, PA                     629,944        6,786,275        7,416,219
240 Gibraltar Road                        Horsham, PA                     629,944        5,785,958        6,415,902
151 South Warner Road                     King of Prussia, PA           1,186,972        7,167,350        8,354,322
1 Walnut Grove Drive                      Horsham, PA                   1,058,901        6,385,163        7,444,064
3604 Horizon Drive                        King of Prussia, PA             350,874        1,614,948        1,965,822
3606 Horizon Drive                        King of Prussia, PA             815,855        1,914,370        2,730,225
650 Swedesford Road                       King of Prussia, PA             952,911       14,277,512       15,230,423
680 Swedesford Road                       King of Prussia, PA             952,361       13,985,768       14,938,129
761 Fifth Avenue                          King of Prussia, PA             256,463        2,575,841        2,832,304
771 Fifth Avenue                          King of Prussia, PA             152,456        1,518,589        1,671,045
1 Great Valley Parkway                    Malvern, PA                     419,460        4,122,527        4,541,987
5 Great Valley Parkway                    Malvern, PA                     684,200        6,649,736        7,333,936
311 Sinclair Road                         Bristol, PA                     277,901        1,594,504        1,872,405
1001 Cedar Hollow Road                    Malvern, PA                   1,646,984       15,837,528       17,484,512
3 Country View Road                       Malvern, PA                   1,128,881        4,631,831        5,760,712
425 Technology Drive                      Malvern, PA                     321,473        1,710,131        2,031,604
375 Technology Drive                      Malvern, PA                     234,922        1,726,409        1,961,331
45 Liberty Boulevard                      Malvern, PA                   4,749,748       14,712,816       19,462,564
100 Chesterfield Parkway                  Malvern, PA                   1,349,954        6,578,864        7,928,818
181-187 Gibraltar Road                    Horsham, PA                     360,549        3,737,068        4,097,617


                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
104 Rock Road                             Horsham, PA                     330,111        3,095,992        3,426,103
123-135 Rock Road                         Horsham, PA                     393,019        2,979,435        3,372,454
111-159 Gibraltar Road                    Horsham, PA                     489,032        4,476,104        4,965,136
161-175 Gibraltar Road                    Horsham, PA                     294,673        3,190,397        3,485,070
103-109 Gibraltar Road                    Horsham, PA                     270,906        3,028,521        3,299,427
261-283 Gibraltar Road                    Horsham, PA                     464,871        4,048,971        4,513,842
210-223 Witmer Road                       Horsham, PA                     270,282        3,898,266        4,168,548
231-237 Gibraltar Road                    Horsham, PA                     436,952        4,305,850        4,742,802
100 Gibraltar Road                        Horsham, PA                      38,729          358,432          397,161
101 Gibraltar Road                        Horsham, PA                     731,990        6,017,070        6,749,060
506 Prudential Road                       Horsham, PA                     208,140        1,513,745        1,721,885
113-123 Rock Road                         Horsham, PA                     451,731        3,304,433        3,756,164
101-111 Rock Road                         Horsham, PA                     452,251        3,300,522        3,752,773
120 Gibraltar Road                        Horsham, PA                     558,142        4,950,282        5,508,424
110 Gibraltar Road                        Horsham, PA                     673,041        6,070,628        6,743,669
100-107 Lakeside Drive                    Horsham, PA                     255,528        2,743,640        2,999,168
200-264 Lakeside Drive                    Horsham, PA                     502,705        4,974,279        5,476,984
300-309 Lakeside Drive                    Horsham, PA                     376,475        4,784,870        5,161,345
400-445 Lakeside Drive                    Horsham, PA                     583,628        6,402,429        6,986,057
104 Witmer Road                           Horsham, PA                     189,793        2,106,872        2,296,665
201 Gibraltar Road                        Horsham, PA                     380,127        4,467,307        4,847,434
3600 Horizon Drive                        King of Prussia, PA             236,432        1,871,604        2,108,036
3602 Horizon Drive                        King of Prussia, PA             217,809        1,854,866        2,072,675
3 Franklin Plaza                          Philadelphia, PA              2,514,519       32,025,313       34,539,832
400-500 Brandywine Parkway                West Chester, PA                845,846        7,173,108        8,018,954
600 Brandywine Parkway                    West Chester, PA                664,899        5,910,575        6,575,474
2700 Horizon Drive                        King of Prussia, PA             867,815        3,569,832        4,437,647
2900 Horizon Drive                        King of Prussia, PA             774,096        3,408,408        4,182,504
2500 Renaissance Boulevard                King of Prussia, PA             592,886        2,337,171        2,930,057
2300 Renaissance Boulevard                King of Prussia, PA             574,152        2,618,628        3,192,780
719 Dresher Road                          Horsham, PA                     495,112        3,007,664        3,502,776
2100 Renaissance Boulevard                King of Prussia, PA           1,132,519        9,301,812       10,434,331
4 Walnut Grove                            Horsham, PA                   2,515,115        7,324,883        9,839,998
2250 Hickory Road                         Plymouth Meeting, PA          1,015,851       10,117,024       11,132,875
3400 Horizon Drive                        King of Prussia, PA             776,496        4,112,915        4,889,411
300 Welsh Road                            Horsham, PA                     696,061        3,389,619        4,085,680
600 Chesterfield Parkway                  Malvern, PA                   2,050,555        8,098,519       10,149,074
700 Chesterfield Parkway                  Malvern, PA                   2,037,813        8,072,087       10,109,900
6 Terry Drive                             Newtown, PA                     622,205        2,249,996        2,872,201
2520 Renaissance Boulevard                King of Prussia, PA             978,402        4,199,855        5,178,257
18 Great Valley Parkway                   Malvern, PA                     397,293        4,008,215        4,405,508
700 Dresher Road                          Horsham, PA                   2,565,140        6,099,124        8,664,264
2201 Renaissance Boulevard                King of Prussia, PA           2,413,514       12,736,606       15,150,120
2540 Renaissance Boulevard                King of Prussia, PA             274,341        1,377,233        1,651,574
2560 Renaissance Boulevard                King of Prussia, PA             649,792        3,079,462        3,729,254
1501-1513 Grundy's Lane                   Bristol, PA                     559,610        2,496,502        3,056,112
11 Great Valley Parkway                   Malvern, PA                     708,331        3,045,616        3,753,947
680 Blair Mill Road                       Horsham, PA                   4,134,733       11,389,514       15,524,247
825 Duportail Road                        Wayne, PA                     5,539,281       16,676,540       22,215,821
1200 Liberty Ridge Drive                  Wayne, PA                     5,223,660        9,023,558       14,247,218
2760 Red Lion Road                        Philadelphia, PA              3,687,888       41,412,023       45,099,911
200 Precision Drive                       Horsham, PA                   1,561,474        7,324,388        8,885,862
40 Liberty Boulevard                      Malvern, PA                   4,241,166       19,919,901       24,161,067
102 Rock Road                             Horsham, PA                   1,113,802        2,717,607        3,831,409
14 Lee Boulevard                          Malvern, PA                     643,892        6,046,867        6,690,759
500 Chesterfield Parkway                  Malvern, PA                     473,139        3,208,244        3,681,383
300-400 Chesterfield Parkway              Malvern, PA                     937,942        4,880,480        5,818,422
8 Stow Road                               Marlton, NJ                     172,945        1,823,164        1,996,109
10 Stow Road                              Marlton, NJ                     147,318        1,902,007        2,049,325
12 Stow Road                              Marlton, NJ                     103,618        1,248,229        1,351,847
14 Stow Road                              Marlton, NJ                      93,418        1,230,141        1,323,559
701A Route 73 South                       Marlton, NJ                     271,743        6,156,103        6,427,846
701C Route 73 South                       Marlton, NJ                      96,161        1,656,267        1,752,428
1008 Astoria Boulevard                    Cherry Hill, NJ                  32,698          797,137          829,835
3000 Atrium Way                           Mt. Laurel, NJ                  512,018        8,011,467        8,523,485
750 Cardinal Drive                        Bridgeport, NJ                  236,190        2,719,631        2,955,821
11000, 15000 Commerce Parkway             Mt. Laurel, NJ                  311,950        3,684,310        3,996,260
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                  362,855        3,540,174        3,903,029
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                  290,545        2,981,379        3,271,924
400 Lippincott Drive                      Marlton, NJ                     317,799        2,822,580        3,140,379
406 Lippincott Drive                      Marlton, NJ                     327,554        2,327,850        2,655,404
234 High Hill Road                        Bridgeport, NJ                  250,444        1,825,410        2,075,854
101 Arlington Boulevard                   Bridgeport, NJ                  374,836        4,233,663        4,608,499
100 Berkeley Drive                        Bridgeport, NJ                1,254,374        5,744,687        6,999,061
301 Lippincott Drive                      Marlton, NJ                   1,069,838        5,246,286        6,316,124
303 Lippincott Drive                      Marlton, NJ                   1,069,838        6,106,310        7,176,148
510-512 Sharptown Road                    Bridgeport, NJ                  125,410        1,120,462        1,245,872
901 Route 73                              Marlton, NJ                     334,411        2,853,897        3,188,308
1300 Route 73 North                       Mt. Laurel, NJ                  450,558        3,792,914        4,243,472
512 Sharptown Road                        Bridgeport, NJ                  180,468        1,751,437        1,931,905
201 Berkeley Drive                        Bridgeport, NJ                  515,116        4,880,415        5,395,531
404 Lippincott Drive                      Marlton, NJ                     131,896        1,650,431        1,782,327
104 Gaither Drive                         Mt. Laurel, NJ                  136,446        1,372,543        1,508,989


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
402 Lippincott Drive                      Marlton, NJ                     131,896        1,632,284        1,764,180
300 Commodore Drive                       Bridgeport, NJ                  723,369        4,984,362        5,707,731
3000 Lincoln Drive                        Mt. Laurel, NJ                  284,052        3,687,560        3,971,612
6000 Commerce Parkway                     Mt. Laurel, NJ                  234,151        2,181,344        2,415,495
7000 Commerce Parkway                     Mt. Laurel, NJ                  260,014        2,471,850        2,731,864
8000 Commerce Parkway                     Mt. Laurel, NJ                  234,814        2,113,283        2,348,097
9000 Commerce Parkway                     Mt. Laurel, NJ                  286,587        2,974,195        3,260,782
1000 Briggs Road                          Mt. Laurel, NJ                  288,577        3,421,818        3,710,395
1025 Briggs Road                          Mt. Laurel, NJ                  430,990        4,124,621        4,555,611
1020 Briggs Road                          Mt. Laurel, NJ                  574,983        2,835,141        3,410,124
9 Stow Road                               Marlton, NJ                     654,779        2,144,728        2,799,507
2000 Crawford Place                       Mt. Laurel, NJ                  310,831        4,546,141        4,856,972
5000 Dearborn Court                       Mt. Laurel, NJ                1,057,763        4,313,251        5,371,014
515 Heron Drive                           Bridgeport, NJ                  334,017        2,381,824        2,715,841
500 Sharptown Road                        Bridgeport, NJ                  302,858        2,699,972        3,002,830
625 Heron Drive                           Bridgeport, NJ                  180,226          958,705        1,138,931
605 Heron Drive                           Bridgeport, NJ                  265,381        1,141,838        1,407,219
510 Heron Drive                           Bridgeport, NJ                  790,335        8,252,530        9,042,865
522 Pedricktown Road                      Bridgeport, NJ                  176,309        1,379,844        1,556,153
530 Pedricktown Road                      Bridgeport, NJ                  350,813        1,932,775        2,283,588
540 Pedricktown Road                      Bridgeport, NJ                  531,280        4,371,703        4,902,983
230 High Hill Road                        Bridgeport, NJ                1,418,000        8,889,526       10,307,526
3 Mallard Court                           Bridgeport, NJ                  417,893        2,457,201        2,875,094
730 Cardinal Drive                        Bridgeport, NJ                  576,598        1,826,686        2,403,284
405 Heron Drive                           Bridgeport, NJ                2,167,471       18,257,790       20,425,261
100 Eagle Road                            Bridgeport, NJ                  256,491        1,454,953        1,711,444
250 High Hill Road                        Bridgeport, NJ                  246,478        2,443,300        2,689,778
508 Center Square Road                    Bridgeport, NJ                  453,341        3,459,188        3,912,529
602 Heron Drive                           Bridgeport, NJ                  524,728        2,248,128        2,772,856
300 Eagle Court                           Bridgeport, NJ                1,135,989        1,891,920        3,027,909
500 Center Square Road                    Bridgeport, NJ                1,826,143        6,207,302        8,033,445
1001 Briggs Road                          Mt. Laurel, NJ                  701,705        4,379,747        5,081,452
1960 Cuthbert Boulevard                   Cherry Hill, NJ                 321,699        1,507,017        1,828,716
1970 Cuthbert Boulevard                   Cherry Hill, NJ                 321,699        1,343,192        1,664,891
10000 & 11000 Route 73                    Marlton, NJ                     716,258        3,135,896        3,852,154
800 Arlington Boulevard                   Bridgeport, NJ                2,545,342        6,714,539        9,259,881
1015 Briggs Road                          Mt. Laurel, NJ                  470,659        3,210,033        3,680,692
17000 Commerce Parkway                    Mt. Laurel, NJ                  144,515        2,735,151        2,879,666
1655 Valley Center Parkway                Bethlehem, PA                   215,095        1,922,155        2,137,250
6560 Stonegate Drive                      Allentown, PA                   458,945        2,400,058        2,859,003
6370 Hedgewood Drive                      Allentown, PA                   541,459        3,146,306        3,687,765
6390 Hedgewood Drive                      Allentown, PA                   707,867        2,633,589        3,341,456
1495 Valley Center Parkway                Bethlehem, PA                   435,303        3,656,877        4,092,180
6350 Hedgewood Drive                      Allentown, PA                   560,691        3,179,793        3,740,484
6330 Hedgewood Drive                      Allentown, PA                   532,047        4,526,957        5,059,004
1550 Valley Center Parkway                Bethlehem, PA                   197,700        3,279,080        3,476,780
1560 Valley Center Parkway                Bethlehem, PA                   240,732        3,964,850        4,205,582
6580 Snowdrift Road                       Allentown, PA                   389,081        2,668,777        3,057,858
1510 Valley Center Parkway                Bethlehem, PA                   312,873        3,453,618        3,766,491
1530 Valley Center Parkway                Bethlehem, PA                   212,492        2,735,442        2,947,934
6540 Stonegate Drive                      Allentown, PA                   422,730        3,644,061        4,066,791
974 Marcon Boulevard                      Allentown, PA                   144,248        2,196,260        2,340,508
964 Marcon Boulevard                      Allentown, PA                   139,480        1,583,083        1,722,563
764 Roble Road                            Allentown, PA                   141,746          818,778          960,524
3174 Airport Road                         Allentown, PA                    98,986        1,144,153        1,243,139
2196 Avenue C                             Allentown, PA                   107,307        1,308,361        1,415,668
2202 Hanger Place                         Allentown, PA                   138,127        1,309,308        1,447,435
2201 Hanger Place                         Allentown, PA                   129,142        1,398,383        1,527,525
954 Marcon Boulevard                      Allentown, PA                   104,453        1,107,417        1,211,870
57 South Commerce Way                     Bethlehem, PA                   395,459        2,874,187        3,269,646
754 Roble Road                            Allentown, PA                   163,735        1,854,157        2,017,892
894 Marcon Boulevard                      Allentown, PA                   118,304        1,193,344        1,311,648
744 Roble Road                            Allentown, PA                   161,371        1,979,893        2,141,264
944 Marcon Boulevard                      Allentown, PA                   119,711        1,657,396        1,777,107
1685 Valley Center Parkway                Bethlehem, PA                   198,482        2,054,407        2,252,889
6520 Stonegate Drive                      Allentown, PA                   484,361        1,360,458        1,844,819
7437 Industrial Boulevard                 Allentown, PA                   726,651        6,782,605        7,509,256
2041 Avenue C                             Allentown, PA                   213,879        1,167,074        1,380,953
2124 Avenue C                             Allentown, PA                   289,529        1,524,279        1,813,808
7339 Industrial Boulevard                 Allentown, PA                 1,197,447        5,904,277        7,101,724
7384 Penn Drive                           Allentown, PA                   652,118        2,733,785        3,385,903
7144 Daniels Drive                        Allentown, PA                 1,579,169        6,719,704        8,298,873
7620 Cetronia Road                        Allentown, PA                 1,093,724        4,186,217        5,279,941
939 Marcon Boulevard                      Allentown, PA                 2,220,548        5,382,710        7,603,258
100 Brodhead Road                         Bethlehem, PA                   429,456        3,106,626        3,536,082
1455 Valley Center Parkway                Bethlehem, PA                   545,172        3,748,822        4,293,994
1640 Valley Center Parkway                Bethlehem, PA                   190,728        2,580,553        2,771,281
1650 Valley Center Parkway                Bethlehem, PA                   188,896        2,381,039        2,569,935
1660 Valley Center Parkway                Bethlehem, PA                   188,721        2,356,514        2,545,235
400 Nestle Way                            Allentown, PA                 8,184,096       26,335,396       34,519,492
83 South Commerce Way                     Bethlehem, PA                   212,744        1,123,746        1,336,490
85 South Commerce Way                     Bethlehem, PA                   237,078        1,102,245        1,339,323
87 South Commerce Way                     Bethlehem, PA                   253,886        1,215,273        1,469,159


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
89 South Commerce Way                     Bethlehem, PA                   367,706        1,780,306        2,148,012
7248 Industrial Boulevard                 Allentown, PA                 2,670,673       14,035,855       16,706,528
95 Highland Avenue                        Bethlehem, PA                   430,593        3,627,146        4,057,739
236 Brodhead Road                         Bethlehem, PA                   376,962        4,698,328        5,075,290
1525 Valley Center Parkway                Bethlehem, PA                   804,104        7,131,587        7,935,691
6620 Grant Way                            Allentown, PA                   430,824        1,922,261        2,353,085
700 Nestle Way                            Allentown, PA                 4,174,970       16,214,779       20,389,749
7562 Penn Drive                           Allentown, PA                   269,614          937,333        1,206,947
7277 Williams Avenue                      Allentown, PA                   463,123        1,720,210        2,183,333
7355 Williams Avenue                      Allentown, PA                   489,749        1,810,683        2,300,432
794 Roble Road                            Allentown, PA                 1,147,541        7,224,894        8,372,435
6923 Schantz Spring Road                  Allentown, PA                 1,127,805        3,475,007        4,602,812
7132 Daniels Drive                        Allentown, PA                 1,695,610        7,278,638        8,974,248
3985 Adler Place                          Bethlehem, PA                   705,367        4,387,216        5,092,583
8014 Industrial Boulevard                 Allentown, PA                 3,645,117        9,066,372       12,711,489
705 Boulder Drive                         Allentown, PA                 4,486,836       15,000,502       19,487,338
651 Boulder Drive                         Allentown, PA                 4,308,646       13,108,539       17,417,185
3773 Corporate Parkway                    Center Valley, PA               794,403        7,385,121        8,179,524
7028 Snowdrift Road                       Fogelville, PA                  524,390        1,086,335        1,610,725
180,190 Cochrane Drive                    Annapolis, MD                 3,752,293       16,721,436       20,473,729
7178-80 Columbia Gateway                  Columbia, MD                  1,571,105        5,430,267        7,001,372
9770 Patuxent Woods Drive                 Columbia, MD                    341,663        3,046,891        3,388,554
9780 Patuxent Woods Drive                 Columbia, MD                    218,542        1,947,890        2,166,432
9790 Patuxent Woods Drive                 Columbia, MD                    243,791        2,176,630        2,420,421
9810 Patuxent Woods Drive                 Columbia, MD                    266,684        2,376,028        2,642,712
9800 Patuxent Woods Drive                 Columbia, MD                    299,099        2,843,785        3,142,884
9820 Patuxent Woods Drive                 Columbia, MD                    237,779        2,138,031        2,375,810
9830 Patuxent Woods Drive                 Columbia, MD                    296,262        2,705,720        3,001,982
9050 Red Branch Road                      Columbia, MD                    290,950        2,888,306        3,179,256
4606 Richlynn Drive                       Belcamp, MD                     299,600        1,825,969        2,125,569
8945-8975 Guilford Road                   Columbia, MD                  2,427,065        7,699,505       10,126,570
7317 Parkway Drive                        Hanover, MD                   1,104,359        1,963,990        3,068,349
5950 Symphony Woods Road                  Columbia, MD                  1,462,643       11,442,854       12,905,497
9101,9111,9115 Guilford Road              Columbia, MD                    765,952        3,238,074        4,004,026
9125,9135,9145 Guilford Road              Columbia, MD                    920,439        5,434,112        6,354,551
1751 Bluehills Drive                      Roanoke, VA                   1,063,728        8,500,677        9,564,405
4300 Carolina Avenue                      Richmond, VA                  2,009,136       15,256,505       17,265,641
301 Hill Carter Parkway                   Richmond, VA                    659,456        4,836,010        5,495,466
4001 Carolina Avenue                      Richmond, VA                     29,443          280,257          309,700
5600-5626 Eastport Boulevard              Richmond, VA                    489,941        3,703,958        4,193,899
5650-5674 Eastport Boulevard              Richmond, VA                    644,384        4,106,792        4,751,176
5700 Eastport Boulevard                   Richmond, VA                    408,729        2,735,914        3,144,643
3432 Holland Road                         Virginia Beach, VA              173,527          790,515          964,042
4880 Cox Road                             Glen Allen, VA                  743,898        5,626,815        6,370,713
4101- 4127 Carolina Avenue                Richmond, VA                    310,854        2,350,034        2,660,888
4201-4261 Carolina Avenue                 Richmond, VA                    693,203        5,674,827        6,368,030
4263-4299 Carolina Avenue                 Richmond, VA                    256,203        3,609,045        3,865,248
4301-4335 Carolina Avenue                 Richmond, VA                    223,696        1,761,213        1,984,909
4337-4379 Carolina Avenue                 Richmond, VA                    325,303        3,131,820        3,457,123
4501-4549 Carolina Avenue                 Richmond, VA                    486,166        3,706,534        4,192,700
4551-4593 Carolina Avenue                 Richmond, VA                    474,360        3,606,520        4,080,880
4601-4643 Carolina Avenue                 Richmond, VA                    652,455        5,156,734        5,809,189
4645-4683 Carolina Avenue                 Richmond, VA                    404,616        3,979,291        4,383,907
4447-4491 Carolina Avenue                 Richmond, VA                    454,056        2,836,643        3,290,699
4401-4445 Carolina Avenue                 Richmond, VA                    615,038        4,541,737        5,156,775
12 S. Third Street                        Richmond, VA                     40,539          198,743          239,282
9601 Cosner Drive                         Fredericksburg, VA              475,262        3,970,255        4,445,517
2300 East Parham Road                     Richmond, VA                    221,947        1,011,088        1,233,035
5601-5659 Eastport Boulevard              Richmond, VA                    720,100        4,962,065        5,682,165
5900 Eastport Boulevard                   Richmond, VA                    687,898        4,460,256        5,148,154
4717-4729 Eubank Road                     Richmond, VA                    452,263        3,435,575        3,887,838
4263F-N. Carolina Avenue                  Richmond, VA                     91,599        1,631,525        1,723,124
5000 Cox Road                             Glen Allen, VA                  771,029        3,780,402        4,551,431
5500 Cox Road                             Glen Allen, VA                  483,263        2,632,211        3,115,474
510 Eastpark Court                        Richmond, VA                    262,210        2,244,795        2,507,005
520 Eastpark Court                        Richmond, VA                    486,598        4,153,001        4,639,599
13001 Kingston Avenue                     Richmond, VA                    376,701        2,032,055        2,408,756
5701-5799 Eastport Boulevard              Richmond, VA                    700,503        5,602,691        6,303,194
4801 Cox Road                             Glen Allen, VA                1,075,620        8,856,012        9,931,632
600 H P Way                               Chester, VA                     501,752        6,442,761        6,944,513
500 H P Way                               Chester, VA                     491,919        5,642,404        6,134,323
701 Liberty Way                           Richmond, VA                  1,188,857        3,991,169        5,180,026
4198 Cox Road                             Glen Allen, VA                  670,292        4,397,913        5,068,205
12730 Kingston Avenue                     Richmond, VA                  1,201,072        7,117,188        8,318,260
4510 Cox Road                             Glen Allen, VA                1,010,044        7,881,074        8,891,118
2809 South Lynnhaven Road                 Virginia Beach, VA              953,590        6,697,536        7,651,126
200 Golden Oak Court                      Virginia Beach, VA            1,116,693        7,355,208        8,471,901
208 Golden Oak Court                      Virginia Beach, VA              965,177        6,992,262        7,957,439
1 Enterprise Parkway                      Hampton, VA                     974,675        5,938,985        6,913,660
22 Enterprise Parkway                     Hampton, VA                   1,097,368        7,196,450        8,293,818
530 Eastpark Court                        Richmond, VA                    334,772        2,687,645        3,022,417
484 Viking Drive                          Virginia Beach, VA              891,753        3,757,036        4,648,789
10430 Lakeridge Parkway                   Ashland, VA                     421,267        3,823,595        4,244,862


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
10456 Lakeridge Parkway                   Ashland, VA                     409,261        3,727,827        4,137,088
3829-3855 Gaskins Road                    Richmond, VA                    364,165        3,270,794        3,634,959
629 Phoenix Drive                         Virginia Beach, VA              371,694        2,156,125        2,527,819
11838 Rock Landing Drive                  Newport News, VA                673,942        2,605,823        3,279,765
11844 Rock Landing Drive                  Newport News, VA                326,774        1,466,452        1,793,226
11846 Rock Landing Drive                  Newport News, VA                299,066        1,728,499        2,027,565
11832 Rock Landing Drive                  Newport News, VA                748,582        6,025,561        6,774,143
10800 Nuckols Boulevard                   Richmond, VA                  1,794,162       13,997,242       15,791,404
5700 Cleveland Street                     Virginia Beach, VA              700,564       10,423,728       11,124,292
801 Liberty Way                           Richmond, VA                    785,057        6,099,551        6,884,608
5 Manhattan Square                        Hampton, VA                     212,694        1,557,477        1,770,171
100 Westgate Parkway                      Richmond, VA                  1,456,084        8,061,649        9,517,733
1309 Executive Boulevard                  Cheaspeake, VA                  955,374        5,030,748        5,986,122
21 Enterprise Parkway                     Hamton, VA                      265,719        8,288,150        8,553,869
4523 Green Point Drive                    High Point, NC                  235,698        2,402,828        2,638,526
4501 Green Point Drive                    High Point, NC                  320,450        2,334,600        2,655,050
4500 Green Point Drive                    High Point, NC                  231,692        2,189,486        2,421,178
2427 Penny Road                           High Point, NC                1,168,074        6,225,641        7,393,715
4524 Green Point Drive                    High Point, NC                  183,888        2,183,550        2,367,438
4328, 4336 Federal Drive                  High Point, NC                  825,092        6,759,451        7,584,543
200 Centreport Drive                      Greensboro, NC                  332,017        4,186,798        4,518,815
4344 Federal Drive                        High Point, NC                  173,623        2,672,001        2,845,624
202 Centreport Drive                      Greensboro, NC                  549,679        5,932,984        6,482,663
101 Centreport Drive                      Greensboro, NC                  826,237        7,755,692        8,581,929
4000 Piedmont Parkway                     High Point, NC                  597,368        5,250,234        5,847,602
4380 Federal Drive                        High Point, NC                  283,368        2,109,082        2,392,450
4388 Federal Drive                        High Point, NC                  132,655        1,130,336        1,262,991
6532 Judge Adams Road                     Rock Creek, NC                  399,988        3,443,080        3,843,068
6530 Judge Adams Road                     Rock Creek, NC                  335,061        4,428,955        4,764,016
150 Ridgeview Center Drive                Duncan, SC                      711,353        8,937,767        9,649,120
1320 Garlington Road                      Greenville, SC                  398,539        1,812,646        2,211,185
420 Park Avenue                           Greenville, SC                  522,548        3,280,353        3,802,901
4160 Mendenhall Oaks Parkway              High Point, NC                  545,627        2,826,348        3,371,975
4194 Mendenhall Oaks Parkway              High Point, NC                  265,991        2,198,081        2,464,072
4196 Mendenhall Oaks Parkway              High Point, NC                  173,889        2,001,390        2,175,279
4170 Mendenhall Oaks Parkway              High Point, NC                  373,502        1,970,828        2,344,330
4180 Mendenhall Oaks Parkway              High Point, NC                  315,614        1,565,527        1,881,141
4050 Piedmont Parkway                     High Point, NC                2,042,159       16,919,478       18,961,637
One Independence Pointe                   Greenville, SC                  784,617        6,421,254        7,205,871
55 Beattie Place                          Greenville, SC                2,645,238       24,267,767       26,913,005
75 Beattie Place                          Greenville, SC                2,408,577       17,895,870       20,304,447
7736 McCloud Road                         Greensboro, NC                  591,795        6,122,799        6,714,594
15 Brendan Way                            Greenville, SC                  614,192        4,003,758        4,617,950
4300 Federal Drive                        High Point, NC                  276,038        1,609,937        1,885,975
4135 Mendenall Oaks Parkway               High Point, NC                  500,980        2,710,531        3,211,511
4183 Eagle Hill Drive                     High Point, NC                  526,266        3,358,955        3,885,221
4189 Eagle Hill Drive                     High Point, NC                  431,106        2,535,186        2,966,292
4020 Meeting Way                          High Point, NC                  378,101        1,397,960        1,776,061
170 Ridgeview Drive                       Duncan, SC                      229,443        5,034,680        5,264,123
6509 Franz Warner Parkway                 Rock Creek, NC                  372,494        2,405,221        2,777,715
1730 Stebbins Drive                       Houston, TX                     144,016          477,394          621,410
5911-5925 Richard Street                  Jacksonville, FL                286,335          498,215          784,550
8383-8385 Baycenter Road                  Jacksonville, FL                 65,329          712,198          777,527
8775 Baypine Road                         Jacksonville, FL                913,014        3,168,213        4,081,227
6255 Lake Gray Boulevard                  Jacksonville, FL                812,634        3,552,995        4,365,629
8665,8667,8669 Baypine Road               Jacksonville, FL                974,959        4,174,817        5,149,776
1200 Gulf Life Drive                      Jacksonville, FL              1,046,629       18,387,679       19,434,308
8614 Baymeadows Way                       Jacksonville, FL                295,063        1,077,776        1,372,839
5941-5975 Richard Street                  Jacksonville, FL                586,095        1,128,859        1,714,954
7970 Bayberry Road                        Jacksonville, FL                129,979        1,249,307        1,379,286
6000-6030 Bowdendale Avenue               Jacksonville, FL                275,475        1,697,973        1,973,448
7898 Baymeadows Way                       Jacksonville, FL                568,005        1,945,665        2,513,670
5977-6607 Richard Street                  Jacksonville, FL                636,901        2,792,897        3,429,798
7910 & 7948 Baymeadows Way                Jacksonville, FL                211,449        2,654,205        2,865,654
7954, 7960 Baymeadows Way                 Jacksonville, FL                292,667        2,944,363        3,237,030
8787 Baypine Road                         Jacksonville, FL              2,028,593       35,460,631       37,489,224
7077 Bonneval Road                        Jacksonville, FL                774,020        7,066,343        7,840,363
4190 Belfort Road                         Jacksonville, FL                827,420        7,695,008        8,522,428
7020 AC Skinner Parkway                   Jacksonville, FL                749,811        2,109,996        2,859,807
7022 AC Skinner Parkway                   Jacksonville, FL                853,981        2,950,281        3,804,262
11777 Central Highway                     Jacksonville, FL                140,426        1,641,401        1,781,827
4345 Southpoint Parkway                   Jacksonville, FL                418,093        8,316,195        8,734,288
7016 AC Skinner Parkway                   Jacksonville, FL                602,633        2,320,994        2,923,627
7018 AC Skinner Parkway                   Jacksonville, FL                846,461        4,076,589        4,923,050
7014 AC Skinner Parkway                   Jacksonville, FL                780,486        3,142,839        3,923,325
6620 Southpoint Drive                     Jacksonville, FL                614,602        4,824,977        5,439,579
7980 Bayberry Road                        Jacksonville, FL                330,726        1,355,877        1,686,603
9600 Satellite Boulevard                  Orlando, FL                     252,850        1,351,982        1,604,832
9700 Satellite Boulevard                  Orlando, FL                     405,362        1,259,931        1,665,293
1902 Cypress Lake Drive                   Orlando, FL                     538,512        4,043,476        4,581,988
9550 Satellite Boulevard                  Orlando, FL                     587,319        2,075,135        2,662,454
8250 & 8256 Exchange Place                Orlando, FL                     824,530        2,754,051        3,578,581
6600 Southpoint Parkway                   Jacksonville, FL              1,002,704        4,379,880        5,382,584


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
6700 Southpoint Parkway                   Jacksonville, FL                624,215        3,486,969        4,111,184
4801 Executive Park Court - 100           Jacksonville, FL                554,542        3,438,749        3,993,291
4801 Executive Park Court - 200           Jacksonville, FL                370,039        2,018,771        2,388,810
4810 Executive Park Court                 Jacksonville, FL                370,039        3,093,003        3,463,042
6602 Executive Park Court - 100           Jacksonville, FL                388,541        2,134,229        2,522,770
6602 Executive Park Court - 200           Jacksonville, FL                296,032        1,710,850        2,006,882
6631 Executive Park Court - 100           Jacksonville, FL                251,627        1,361,113        1,612,740
6631 Executive Park Court - 200           Jacksonville, FL                407,043        2,372,959        2,780,002
4815 Executive Park Court - 100           Jacksonville, FL                366,339        1,995,919        2,362,258
4815 Executive Park Court - 200           Jacksonville, FL                462,549        2,681,617        3,144,166
4825 Executive Park Court                 Jacksonville, FL                601,401        3,254,710        3,856,111
4820 Executive Park Court                 Jacksonville, FL                555,213        3,284,421        3,839,634
10511 & 10611 Satellite Boulevard         Orlando, FL                     522,991        2,800,370        3,323,361
1400-1440 Central Florida Parkway         Orlando, FL                     518,043        2,636,080        3,154,123
6601 Executive Park Circle North          Jacksonville, FL                551,250        3,129,001        3,680,251
1300 Riverplace Boulevard                 Jacksonville, FL              1,804,258        8,755,096       10,559,354
4901 Belfort Road                         Jacksonville, FL                877,964        4,202,594        5,080,558
16445 Air Center Boulevard                Houston, TX                     363,339        2,856,657        3,219,996
16405 Air Center Boulevard                Houston, TX                     438,853        3,136,970        3,575,823
2216 Directors Row                        Orlando, FL                     453,918        2,598,067        3,051,985
7460 Chancellor Drive                     Orlando, FL                     266,555        1,149,201        1,415,756
1901 Summit Tower Boulevard               Maitland, FL                  6,083,206       12,671,492       18,754,698
3701-3727 Vineland Road                   Orlando, FL                     767,929        2,163,793        2,931,722
4899 Belfort Road                         Jacksonville, FL              1,299,351        7,859,703        9,159,054
4905 Belfort Street                       Jacksonville, FL                638,154        3,411,407        4,049,561
16580 Air Center Boulevard                Houston, TX                     289,000        3,547,695        3,836,695
7251 Salisbury Road                       Jacksonville, FL                662,559        2,269,503        2,932,062
2400 South Lake Orange Drive              Orlando, FL                     642,427        2,103,419        2,745,846
10245 Centurion Parkway North             Jacksonville, FL                857,704        4,088,052        4,945,756
6501 Lee Vista Boulevard                  Orlando, FL                     925,671        5,493,802        6,419,473
1755 Trans Central Drive                  Houston, TX                     306,147        3,156,970        3,463,117
10771 Palm Bay Drive                      Orlando, FL                     685,383        2,492,044        3,177,427
5501-5519 Pioneer Park Boulevard          Tampa, FL                       262,416        1,700,585        1,963,001
5690-5694 Crenshaw Street                 Tampa, FL                       181,923        1,953,292        2,135,215
3102,3104,3110 Cherry Palm Drive          Tampa, FL                       503,767        3,191,300        3,695,067
8401-8408 Benjamin Road                   Tampa, FL                       789,651        4,911,230        5,700,881
3501 Riga Boulevard                       Tampa, FL                       617,289        3,144,217        3,761,506
111 Kelsey Lane                           Tampa, FL                       359,540        1,913,816        2,273,356
7930, 8010-20 Woodland Center Boulevard   Tampa, FL                     1,408,478        5,491,601        6,900,079
7920 Woodland Center Boulevard            Tampa, FL                     1,082,648        2,849,780        3,932,428
8154-8198 Woodland Center Boulevard       Tampa, FL                       399,088        2,912,833        3,311,921
8112-42 Woodland Center Boulevard         Tampa, FL                       513,263        3,243,734        3,756,997
8212 Woodland Center Boulevard            Tampa, FL                       820,882        2,336,931        3,157,813
131 Kelsey Lane                           Tampa, FL                       559,527        4,402,267        4,961,794
7724 Woodland Center Boulevard            Tampa, FL                       235,894        2,108,522        2,344,416
7802-50 Woodland Center Boulevard         Tampa, FL                       506,949        2,392,676        2,899,625
7852-98 Woodland Center Boulevard         Tampa, FL                       506,949        2,141,789        2,648,738
8921 Brittany Way                         Tampa, FL                       254,493        1,892,134        2,146,627
5250 Eagle Trail Drive                    Tampa, FL                       952,860        3,457,917        4,410,777
7725 Woodland Center Boulevard            Tampa, FL                       771,501        3,008,176        3,779,677
8001 Woodland Center Boulevard            Tampa, FL                       438,061        2,153,044        2,591,105
4630 Woodland Corporate Boulevard         Tampa, FL                     1,560,099       11,782,893       13,342,992
701-725 South US Highway 301              Tampa, FL                       661,680        3,089,722        3,751,402
4502 Woodland Corporate Boulevard         Tampa, FL                     1,071,535        2,934,365        4,005,900
9001-9015 Brittany Way                    Tampa, FL                       364,514        1,294,842        1,659,356
4508 Woodland Corporate Boulevard         Tampa, FL                       556,887        3,024,463        3,581,350
7622 Bald Cypress Place                   Tampa, FL                       300,000        1,039,980        1,339,980
901-933 US Highway 301S                   Tampa, FL                       840,314        2,776,799        3,617,113
1701 Clint Moore Boulevard                Boca Raton, FL                1,430,937        3,101,421        4,532,358
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL              625,111        4,553,669        5,178,780
6500 NW 12th Avenue                       Ft. Lauderdale, FL                    -        3,096,090        3,096,090
6600 NW 12th Avenue                       Ft. Lauderdale, FL                    -        3,353,646        3,353,646
1500 SW 5th Court                         Pompano Beach, FL               972,232        3,938,523        4,910,755
1651 SW 5th Court                         Pompano Beach, FL               203,247          829,485        1,032,732
1601 SW 5th Court                         Pompano Beach, FL               203,247          861,598        1,064,845
1501 SW 5th Court                         Pompano Beach, FL               203,247          833,257        1,036,504
1400 SW 6th Court                         Pompano Beach, FL             1,157,049        4,693,417        5,850,466
1405 SW 6th Court                         Pompano Beach, FL               392,138        1,610,908        2,003,046
595 SW 13th Terrace                       Pompano Beach, FL               359,933        1,482,888        1,842,821
601 SW 13th Terrace                       Pompano Beach, FL               164,413          680,559          844,972
605 SW 16th Terrace                       Pompano Beach, FL               310,178        1,268,595        1,578,773
951 Broken Sound Parkway                  Boca Raton, FL                1,426,251        6,283,049        7,709,300
3400 Lakeside Drive                       Miramar, FL                   2,022,153       11,759,299       13,781,452
3450 Lakeside Drive                       Miramar, FL                   2,022,152       11,554,694       13,576,846
3350 SW 148th Avenue                      Miramar, FL                   2,980,689       17,118,858       20,099,547
13650 NW 8th Street                       Sunrise, FL                     558,251        2,209,009        2,767,260
13630 NW 8th Street                       Sunrise, FL                     659,825        2,742,991        3,402,816
777 Yamato Road                           Boca Raton, FL                4,501,247       18,354,415       22,855,662
1801 Clint Moore Road                     Boca Raton, FL                1,065,068        4,714,134        5,779,202
6601-6625 W. 78th Street                  Bloomington, MN               2,310,246       38,578,584       40,888,830
2905 Northwest Boulevard                  Plymouth, MN                    516,920        5,144,590        5,661,510
2800 Campus Drive                         Plymouth, MN                    395,366        3,891,729        4,287,095
2955 Xenium Lane                          Plymouth, MN                    151,238        1,626,077        1,777,315


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
9401-9443 Science Center Drive            New Hope, MN                    510,064        4,054,396        4,564,460
6321-6325 Bury Drive                      Eden Prairie, MN                462,876        4,332,062        4,794,938
7115-7173 Shady Oak Road                  Eden Prairie, MN                454,974        4,525,830        4,980,804
7660-7716 Golden Triangle Drive           Eden Prairie, MN              1,289,215        5,735,573        7,024,788
7400 Flying Cloud Drive                   Eden Prairie, MN                195,982        1,817,445        2,013,427
10301-10305 West 70th Street              Eden Prairie, MN                118,300        1,168,868        1,287,168
10321 West 70th Street                    Eden Prairie, MN                142,399        1,341,407        1,483,806
10333 West 70th Street                    Eden Prairie, MN                108,610        1,026,183        1,134,793
10349-10357 West 70th Street              Eden Prairie, MN                270,584        2,746,668        3,017,252
10365-10375 West 70th Street              Eden Prairie, MN                285,464        2,812,695        3,098,159
10393-10394 West 70th Street              Eden Prairie, MN                264,419        2,677,722        2,942,141
7078 Shady Oak Road                       Eden Prairie, MN                336,481        3,139,939        3,476,420
10400 Viking Drive                        Eden Prairie, MN              2,938,372       21,341,495       24,279,867
5600 & 5610 Rowland Road                  Minnetonka, MN                  829,263        8,523,179        9,352,442
2920 Northwest Boulevard                  Plymouth, MN                    384,235        4,094,866        4,479,101
5400-5500 Feltl Road                      Minnetonka, MN                  883,895        8,823,538        9,707,433
10300 Bren Road                           Minnetonka, MN                  344,614        3,264,498        3,609,112
14630-14650 28th Avenue North             Plymouth, MN                    198,204        2,153,609        2,351,813
7695-7699 Anagram Drive                   Eden Prairie, MN                760,525        3,280,379        4,040,904
7550 Meridian Circle                      Maple Grove, MN                 513,250        2,821,098        3,334,348
2800 Northwest Boulevard                  Plymouth, MN                  1,934,438       11,027,841       12,962,279
3255 Neil Armstrong Boulevard             Eagan, MN                     1,131,017        3,377,738        4,508,755
4801 West 81st Street                     Bloomington, MN               1,624,701        2,944,658        4,569,359
8100 Cedar Avenue                         Bloomington, MN                 501,313        3,700,697        4,202,010
9600 54th Avenue                          Plymouth, MN                    332,317        3,226,870        3,559,187
7800 Equitable Drive                      Eden Prairie, MN              2,188,525        3,807,690        5,996,215
7905 Fuller Road                          Eden Prairie, MN              1,230,965        4,083,254        5,314,219
9023 Columbine Road                       Eden Prairie, MN              1,956,273        4,626,783        6,583,056
6161 Green Valley Drive                   Bloomington, MN                 741,194        4,030,244        4,771,438
4700 Nathan Lane North                    Minneapolis, MN               1,501,308        8,769,085       10,270,393
8967 Columbine Road                       Eden Prairie, MN              1,450,000        3,409,410        4,859,410
14390 Huntington Avenue                   Savage, MN                    1,464,521        6,410,037        7,874,558
550-590 Hale Avenue                       Oakdale, MN                     766,390        3,607,189        4,373,579
7777 Golden Triangle Drive                Eden Prairie, MN                993,101        3,013,132        4,006,233
8937 Columbine Road                       Eden Prairie, MN              1,739,966        4,283,816        6,023,782
7615 Smetana Lane                         Eden Prairie, MN              3,000,000        6,670,095        9,670,095
10801 Nesbitt Avenue South                Bloomington, MN                 786,382        4,164,907        4,951,289
8995 Columbine Road                       Eden Prairie, MN              2,055,296        2,524,352        4,579,648
26911-26957 Northwestern Highway          Southfield, MI                7,799,515       71,892,433       79,691,948
1650 Research Drive                       Troy, MI                        763,067        7,291,999        8,055,066
1775 Research Drive                       Troy, MI                        331,422        2,838,153        3,169,575
1875 Research Drive                       Troy, MI                        329,863        2,895,205        3,225,068
1850 Research Drive                       Troy, MI                        781,054        7,574,678        8,355,732
1965 Research Drive                       Troy, MI                        419,090        3,682,359        4,101,449
1960 Research Drive                       Troy, MI                        419,146        3,630,052        4,049,198
27260 Haggerty Road                       Farmington Hills, MI            456,877        4,277,434        4,734,311
27200 Haggerty Road                       Farmington Hills, MI            382,754        3,597,285        3,980,039
27280 Haggerty Road                       Farmington Hills, MI            452,860        4,175,371        4,628,231
27220 Haggerty Road                       Farmington Hills, MI            203,064        1,937,845        2,140,909
27240 Haggerty Road                       Farmington Hills, MI            171,518        1,601,650        1,773,168
27300 Haggerty Road                       Farmington Hills, MI            370,378        3,436,575        3,806,953
1101 Allen Drive                          Troy, MI                         98,148          910,814        1,008,962
1151 Allen Drive                          Troy, MI                        164,486        1,695,487        1,859,973
1300 Rankin Street                        Troy, MI                        134,094        1,337,558        1,471,652
1350 Rankin Street                        Troy, MI                        111,779        1,076,015        1,187,794
1376-1400 Rankin Street                   Troy, MI                        134,296        1,340,559        1,474,855
1352-1374 Rankin Street                   Troy, MI                        153,279        1,474,170        1,627,449
1324-1346 Rankin Street                   Troy, MI                        134,094        1,234,951        1,369,045
1301-1307 Rankin Street                   Troy, MI                        111,779        1,069,066        1,180,845
1409 Allen Drive                          Troy, MI                        142,374        1,500,442        1,642,816
1304 E Maple Road                         Troy, MI                        211,236        2,216,007        2,427,243
1334 Maplelawn Road                       Troy, MI                        124,300        1,140,775        1,265,075
1290 Maplelawn Road                       Troy, MI                         85,325          832,635          917,960
1070 Maplelawn Road                       Troy, MI                         68,563          667,800          736,363
950 Maplelawn Road                        Troy, MI                        252,433        2,291,703        2,544,136
894 Maplelawn Road                        Troy, MI                        181,753        1,651,736        1,833,489
1179 Maplelawn Road                       Troy, MI                         87,849          867,250          955,099
1940 Norwood Drive                        Troy, MI                         86,839          828,051          914,890
1311-1331 Maplelawn Road                  Troy, MI                        125,410        1,335,186        1,460,596
2354 Bellingham Street                    Troy, MI                         87,344          809,741          897,085
2360 Bellingham Street                    Troy, MI                         87,344          848,063          935,407
1911 Ring Drive                           Troy, MI                         86,132          856,722          942,854
26442-26450 Haggerty Road                 Farmington Hills, MI            237,691        2,171,447        2,409,138
26500 Haggerty Road                       Farmington Hills, MI            311,097        2,843,970        3,155,067
26650 Haggerty Road                       Farmington Hills, MI            173,170        1,584,198        1,757,368
26700 Haggerty Road                       Farmington Hills, MI            253,341        2,307,852        2,561,193
26750 Haggerty Road                       Farmington Hills, MI            292,720        2,792,435        3,085,155
26800 Haggerty Road                       Farmington Hills, MI            175,492        1,746,488        1,921,980
26842-26850 Haggerty Road                 Farmington Hills, MI            239,609        2,355,399        2,595,008
26600 Haggerty Road                       Farmington Hills, MI            537,693        2,442,372        2,980,065
26550 Haggerty Road                       Farmington Hills, MI            535,179        2,418,861        2,954,040
50 West Big Beaver Road                   Troy, MI                      2,159,678       19,778,014       21,937,692
100 West Big Beaver Road                  Troy, MI                      2,113,006       19,434,979       21,547,985


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
OPERATING PROPERTIES - Continued
245 Executive Drive                       Brookfield, WI                  577,067        5,393,060        5,970,127
8301 West Parkland Court                  Milwaukee, WI                   358,442        3,494,969        3,853,411
32991 Hamilton Court                      Farmington Hills, MI          1,065,392        4,575,439        5,640,831
7500 West 110th Street                    Overland Park, KS             2,380,493        9,783,818       12,164,311
7800 N. 113th Street                      Milwaukee, WI                 1,711,964        6,899,510        8,611,474
2475-2479 Elliot Avenue                   Troy, MI                        128,808          531,531          660,339
32661 Edward Avenue                       Madison Heights, MI             378,838        2,334,604        2,713,442
32701 Edward Avenue                       Madison Heights, MI             340,398        1,396,362        1,736,760
32751 Edward Avenue                       Madison Heights, MI             151,410          900,043        1,051,453
32853 Edward Avenue                       Madison Heights, MI             138,121          838,253          976,374
555 East Mandoline Avenue                 Madison Heights, MI             140,862          880,321        1,021,183
599 East Mandoline Avenue                 Madison Heights, MI             132,164          719,789          851,953
749 East Mandoline Avenue                 Madison Heights, MI             144,658          708,968          853,626
750 East Mandoline Avenue                 Madison Heights, MI             151,458          742,062          893,520
900 East Mandoline Avenue                 Madison Heights, MI             157,729          773,708          931,437
949 East Mandoline Avenue                 Madison Heights, MI             137,049          784,089          921,138
32090 John Road                           Madison Heights, MI              70,351          405,861          476,212
31601 Research Park Drive                 Madison Heights, MI             331,179        1,890,599        2,221,778
31651 Research Park Drive                 Madison Heights, MI             194,012        1,102,708        1,296,720
31700 Research Park Drive                 Madison Heights, MI             373,203        1,828,295        2,201,498
31701 Research Park Drive                 Madison Heights, MI             185,845        1,126,778        1,312,623
31751 Research Park Drive                 Madison Heights, MI             194,063        1,302,396        1,496,459
31800 Research Park Drive                 Madison Heights, MI             217,929        1,616,262        1,834,191
800 Tech Row                              Madison Heights, MI             444,977        3,016,255        3,461,232
900 Tech Row                              Madison Heights, MI             155,606          908,095        1,063,701
1000 Tech Row                             Madison Heights, MI             357,897        2,712,929        3,070,826
31771 Sherman Avenue                      Madison Heights, MI             150,944          656,866          807,810
31791 Sherman Avenue                      Madison Heights, MI             105,606          652,218          757,824
31811 Sherman Avenue                      Madison Heights, MI             207,599        1,180,373        1,387,972
31831 Sherman Avenue                      Madison Heights, MI             158,483          904,885        1,063,368
31900 Sherman Avenue                      Madison Heights, MI             269,293        1,788,713        2,058,006
800 East Whitcomb Avenue                  Madison Heights, MI             151,704        1,345,993        1,497,697
950 East Whitcomb Avenue                  Madison Heights, MI             113,630        2,170,653        2,284,283
1000 East Whitcomb Avenue                 Madison Heights, MI             113,512        1,075,241        1,188,753
1201 East Whitcomb Avenue                 Madison Heights, MI             302,567        1,215,920        1,518,487
1210 East Whitcomb Avenue                 Madison Heights, MI             121,298          329,592          450,890
1260 Kempar Avenue                        Madison Heights, MI              78,720          406,003          484,723
1280 Kempar Avenue                        Madison Heights, MI             142,305          555,174          697,479
22515 Heslip Drive                        Novi, MI                        144,477          392,429          536,906
9801 80th Avenue                          Pleasant Prairie, WI          1,689,726        7,970,993        9,660,719
11950 W. Lake Park Drive                  Milwaukee, WI                   394,938        2,495,696        2,890,634
11400 W. Lake Park Drive                  Milwaukee, WI                   443,101        2,499,679        2,942,780
11425 W. Lake Park Drive                  Milwaukee, WI                   385,305        2,457,708        2,843,013
11301 W. Lake Park Drive                  Milwaukee, WI                   619,465        2,713,670        3,333,135
11900 W. Lake Park Drive                  Milwaukee, WI                   350,628        2,886,153        3,236,781
38100 Ecorse Road                         Romulus, MI                     853,063        9,355,328       10,208,391
16620-16650 W Bluemound Road              Brookfield, WI                  586,665        4,543,062        5,129,727
1600-1630 East Big Beaver Road            Troy, MI                      1,458,737        3,002,247        4,460,984
11414 West Park Place                     Milwaukee, WI                   491,531        8,701,778        9,193,309
11520 W. Calumet Road                     Milwaukee, WI                   341,698        1,576,042        1,917,740
12100 W. Park Place                       Milwaukee, WI                   532,370        3,311,029        3,843,399
N26 W23445 Paul Road                      Pewaukee, WI                    561,904        1,989,820        2,551,724
11200 W. Plank Court                      Wauwatosa, WI                   330,829        3,211,394        3,542,223
11020 W. Plank Court                      Wauwatosa, WI                   464,246        3,314,031        3,778,277
38000 Ecourse Road                        Romulus, MI                   1,053,337       12,149,828       13,203,165
3800 Lapeer Road                          Auburn Hills, MI              3,154,272        6,983,952       10,138,224
50 Gibson Drive                           West Malling, UK                      -        3,270,372        3,270,372
2 Kings Hill Avenue                       West Malling, UK                745,416        3,760,790        4,506,206
50 Kings Hill Avenue                      West Malling, UK              1,637,852        9,853,018       11,490,870
10 Kings Hill Avenue                      West Malling, UK                870,859        5,096,600        5,967,459
30 Tower View                             West Malling, UK              1,467,467       10,764,204       12,231,671
35 Kings Hill Avenue                      West Malling, UK                719,481        2,603,265        3,322,746
39 Kings Hill Avenue                      West Malling, UK                675,365        2,883,524        3,558,889
4 Abbey Wood Road                         West Malling, UK              1,805,152        4,734,246        6,539,398
18 Kings Hill Avenue                      West Malling, UK              1,837,471        4,441,637        6,279,108
                                                                  ---------------  ---------------  ---------------
Subtotal Operating Real Estate                                    $   467,310,411  $ 2,874,903,350  $ 3,342,213,761
                                                                  ===============  ===============  ===============

DEVELOPMENT IN PROGRESS
2301 Renaissance Boulevard                King of Prussia, PA     $     3,659,475  $     5,800,561  $     9,460,036
1500 Liberty Ridge Drive                  Wayne, PA                    11,566,033       16,431,099       27,997,132
1515 Grundy's Lane                        Bristol, PA                     560,680        1,859,698        2,420,378
3200 Horizon Drive                        King of Prussia, PA                   -        1,446,119        1,446,119
301 Berkeley Drive                        Bridgeport, NJ                  320,265        1,702,629        2,022,894
74 West Broad Street                      Bethlehem, PA                 1,099,079       10,868,005       11,967,084
8150 Industrial Boulevard                 Allentown, PA                 2,571,466        8,119,025       10,690,491
8250 Industrial Boulevard                 Allentown, PA                 1,035,854        4,071,652        5,107,506
650 Boulder Drive                         Allentown, PA                 5,242,428       16,463,060       21,705,488
1605 Valley Center Parkway                Bethlehem, PA                 1,766,196        6,336,255        8,102,451
3400 High Point Boulevard                 Bethlehem, PA                   662,809          502,847        1,165,656
6250 Old Dobbin Lane                      Columbia, MD                  1,295,000        2,531,915        3,826,915
6210 Old Dobbin Lane                      Columbia, MD                  1,295,000        2,124,618        3,419,618


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
DEVELOPMENT IN PROGRESS - Continued
6240 Old Dobbin Lane                      Columbia, MD                  1,295,000        2,124,630        3,419,630
5715 Old Shakopee Road West               Bloomington, MN               1,264,758        2,519,281        3,784,039
5735 Old Shakopee Road West               Bloomington, MN               1,264,758        2,520,072        3,784,830
20 Wright Avenue                          Hunt Valley, MD               1,575,000          122,672        1,697,672
200 Westgate Parkway                      Richmond, VA                  1,072,459        4,480,703        5,553,162
1305 Executive Boulevard                  Chesapeake, VA                1,129,850        3,008,182        4,138,032
1313 Executive Boulevard                  Chesapeake, VA                1,708,050        2,787,599        4,495,649
3 Independence Pointe                     Greenville, SC                  467,438        1,912,964        2,380,402
5 Independence Pointe                     Greenville, SC                  467,438        2,459,149        2,926,587
1400 Mendenhall Oaks Parkway              High Point, NC                  984,672        4,080,177        5,064,849
4191 Mendenhall Oaks Parkway              High Point, NC                  611,166        1,901,037        2,512,203
979 Batesville Road                       Greer, SC                     1,190,431        3,578,461        4,768,892
4887 Belfort Road                         Jacksonville, FL              1,665,915        6,811,038        8,476,953
7255 Salisbury Road                       Jacksonville, FL                680,766        1,697,584        2,378,350
2416 Lake Orange Drive                    Orlando, FL                     704,800        2,216,100        2,920,900
16605 Air Center Boulevard                Houston, TX                     391,186        2,501,019        2,892,205
4503 Woodland Corporate Boulevard         Tampa, FL                       619,913        1,914,601        2,534,514
4505 Woodland Corporate Boulevard         Tampa, FL                       716,594        1,874,534        2,591,128
4511 Woodland Corporate Boulevard         Tampa, FL                       686,594        1,911,044        2,597,638
7851-61 Woodland Center Parkway           Tampa, FL                       295,005        1,061,883        1,356,888
7805 Hudson Road                          Woodbury, MN                  1,381,234        6,363,903        7,745,137
4600 Nathan Lane                          Plymouth, MN                  1,038,197        4,768,895        5,807,092
8911 Columbine Road                       Eden Prairie, MN              1,718,407        2,011,126        3,729,533
5775 Old Shakopee Road West               Bloomington, MN               2,058,185        6,770,867        8,829,052
2600 Bellingham Drive                     Troy, MI                      1,938,746        3,809,073        5,747,819
2710 Bellingham Drive                     Troy, MI                      1,938,746        2,804,508        4,743,254
10855 West Park Place                     Milwaukee, WI                   424,710        1,933,427        2,358,137
30 Kings Hill Avenue                      West Malling, UK                      -        2,685,636        2,685,636
Aymer House                               Chertsey, UK                 11,013,828                -       11,013,828
Uxbridge                                  London, UK                   20,522,583                -       20,522,583
                                                                  ---------------  ---------------  ---------------
Subtotal Development in Progress                                  $    91,900,714  $   160,887,648  $   252,788,362
                                                                  ===============  ===============  ===============

LAND HELD FOR DEVELOPMENT
Keystone Industrial Park Land             Bristol, PA             $       379,217  $             -  $       379,217
50 Prudential Road                        Horsham, PA                           -                -                -
1710 Arch Street                          Philadelphia, PA             12,426,346                -       12,426,346
1722 Arch Street                          Philadelphia, PA                322,137                -          322,137
JFK & Arch Parking Lots/Land (East)       Philadelphia, PA             15,306,526                -       15,306,526
JFK & Arch Parking Lots/Land (West)       Philadelphia, PA              1,601,047                -        1,601,047
425 Privet Road                           Horsham, PA                   3,697,150          190,601        3,887,751
425 Privet Road                           Horsham, PA                   2,015,225            3,420        2,018,645
Quarry Ridge Land                         Malvern, PA                   9,528,074                -        9,528,074
Commodore Business Park                   Logan, NJ                     4,480,965          207,250        4,688,215
Marlton Executive Park Land               Marlton, NJ                     964,921                -          964,921
800 Arlington Boulevard Expansion Land    Logan, NJ                             -                -                -
300 Fellowship Road Land                  Mt. Laurel, NJ                1,615,557                -        1,615,557
Lehigh Valley Corporate Center Land       Bethlehem, PA                   227,357           32,438          259,795
LVCC Phase 2 Land                         Bethlehem, PA                 6,676,985          198,500        6,875,485
650 Boulder Drive Expansion               Allentown, PA                 4,301,885                -        4,301,885
9th & Hamilton Streets                    Allentown, PA                   615,624                -          615,624
Columbia Crossing Land                    Columbis, MD                  5,678,531                -        5,678,531
6250 Old Dobbin Lane                      Columbia, MD                  1,466,934                -        1,466,934
Hunt Valley Land                          Hunt Valley, MD               2,150,271                -        2,150,271
Fairgrounds Distribution Center Land      Richmond, VA                     12,981                -           12,981
Rivers' Bend Business Park                Chesterfield, VA             (1,106,508)       6,276,313        5,169,805
Woodlands Center Land                     Sandston, VA                  1,687,205                -        1,687,205
501 H P Way                               Chesterfield, VA                650,007                -          650,007
Eastport VII                              Richmond, VA                  1,628,318                -        1,628,318
Eastport VIII                             Richmond, VA                    386,023                -          386,023
Eastport IX                               Richmond, VA                    214,952                -          214,952
Westmoreland II Land                      Virginia Beach, VA              938,616                -          938,616
Westmoreland III Land                     Virginia Beach, VA              775,382                -          775,382
Volvo Center Land                         Hampton, VA                   1,866,146                -        1,866,146
Lakefront Plaza II Land                   Hampton, VA                     150,236                -          150,236
Mendenhall Business Park I                High Point, NC                7,603,264           21,127        7,624,391
Independence Pointe Land                  Greenville, SC                2,582,637                -        2,582,637
Eagle Hill Business Park Land             High Point, NC                  849,876           20,000          869,876
Southpark Business Park                   Jacksonville, FL                497,113                -          497,113
7024 AC Skinner Parkway                   Jacksonville, FL                824,952                -          824,952
Silo Bend Land                            Tampa, FL                     4,304,601                -        4,304,601
Exchange Place Land                       Orlando, FL                           -                -                -
Belfort Road                              Jacksonville, FL                573,322                -          573,322
Butler Plaza Land                         Jacksonville, FL              2,324,867                -        2,324,867
South Center Land                         Orlando, FL                   2,163,350                -        2,163,350
South Center Land                         Orlando, FL                     597,094                -          597,094
Orlando Corporate Center Land             Orlando, FL                     901,893                -          901,893
Salisbury Road Land                       Jacksonville, FL              1,559,918                -        1,559,918
Central Green Land                        Houston, TX                   1,626,998                -        1,626,998
Woodland Corporate Center Land            Tampa, FL                     1,244,810                -        1,244,810
6119 W. Linebaugh Avenue                  Tampa, FL                       198,205                -          198,205
Pompano Bus Park Land-Lots 100,101        Boca Raton, FL                  428,214                -          428,214


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                       GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                                                  -------------------------------------------------
                                                                      LAND AND      BUILDING AND        TOTAL
              PROJECT                           CITY                IMPROVEMENTS    IMPROVEMENTS      @ 12/31/01
--------------------------------------    ---------------------   ---------------  ---------------  ---------------
LAND HELD FOR DEVELOPMENT - Continued
Pompano Bus Park Land-Lots 60, 61         Boca Raton, FL                  522,278                -          522,278
Boca Colannade Land                       Boca Raton, FL                4,762,081                -        4,762,081
Lake Smetana Business Park                Eden Prairie, MN              4,376,603                -        4,376,603
8855 Columbine Road                       Eden Prairie, MN              2,502,716        1,423,435        3,926,151
5705 Old Shakopee Road W. Land            Bloomington, MN               2,127,294                -        2,127,294
Romulus Land                              Romulus, MI                   1,287,510                -        1,287,510
Big Beaver Airport Land                   Troy, MI                     10,164,697                -       10,164,697
Park Place South Land                     Milwaukee, WI                 4,988,302            7,425        4,995,727
6505 Cogswell Road                        Romulus, MI                     784,080        2,850,847        3,634,927
Liberty Business Park Land                Jacksonville, FL                537,816                -          537,816
Northsight Land                           Scottsdale, AZ               11,323,236                -       11,323,236
                                                                  ---------------  ---------------  ---------------
Subtotal Land Held for Development                                $   152,315,837  $    11,231,356  $   163,547,193
                                                                  ===============  ===============  ===============

Total All Properties                                              $   711,526,962  $ 3,047,022,354  $ 3,758,549,316
                                                                  ===============  ===============  ===============

                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES
10, 20 Liberty Boulevard                  Malvern, PA               $  1,556,970             1985            40 yrs.
420 Lapp Road                             Malvern, PA                  1,925,774             1989            40 yrs.
747 Dresher Road                          Horsham, PA                  1,241,487             1988            40 yrs.
45-67 Great Valley Parkway                Malvern, PA                  1,624,828             1974            40 yrs.
40 Valley Stream Parkway                  Malvern, PA                    808,022             1987            40 yrs.
50 Valley Stream Parkway                  Malvern, PA                    794,557             1987            40 yrs.
20 Valley Stream Parkway                  Malvern, PA                  1,881,114             1987            40 yrs.
800 Town Center Drive                     Langhorne, PA                3,459,238             1987            40 yrs.
9, 15, 25 Great Valley Parkway            Malvern, PA                  8,654,601             1986            40 yrs.
257-275 Great Valley Parkway              Malvern, PA                  2,046,465             1983            40 yrs.
300 Technology Drive                      Malvern, PA                    477,422             1985            40 yrs.
277-293 Great Valley Parkway              Malvern, PA                    870,219             1984            40 yrs.
311 Technology Drive                      Malvern, PA                    936,742             1984            40 yrs.
325 Technology Drive                      Malvern, PA                    790,659             1984            40 yrs.
7 Great Valley Parkway                    Malvern, PA                  1,836,656             1985            40 yrs.
55 Valley Stream Parkway                  Malvern, PA                  1,387,591             1983            40 yrs.
65 Valley Stream Parkway                  Malvern, PA                  2,051,771             1983            40 yrs.
508 Lapp Road                             Malvern, PA                    776,745             1984            40 yrs.
10 Valley Stream Parkway                  Malvern, PA                  1,218,205             1984            40 yrs.
333 Phoenixville Pike                     Malvern, PA                  1,184,280             1985            40 yrs.
30 Great Valley Parkway                   Malvern, PA                    230,178             1975            40 yrs.
75 Great Valley Parkway                   Malvern, PA                    210,243             1977            40 yrs.
27-43 Great Valley Parkway                Malvern, PA                  1,216,584             1977            40 yrs.
77-123 Great Valley Parkway               Malvern, PA                  2,410,524             1978            40 yrs.
260 Great Valley Parkway                  Malvern, PA                    402,234             1979            40 yrs.
256 Great Valley Parkway                  Malvern, PA                    904,369             1980            40 yrs.
205 Great Valley Parkway                  Malvern, PA                  4,867,531             1981            40 yrs.
12,14,16 Great Valley Parkway             Malvern, PA                    585,422             1982            40 yrs.
155 Great Valley Parkway                  Malvern, PA                  1,074,999             1981            40 yrs.
333 Technology Drive                      Malvern, PA                  1,296,887             1987            40 yrs.
510 Lapp Road                             Malvern, PA                    416,120             1983            40 yrs.
181 Wheeler Court                         Langhorne, PA                  412,325             1979            40 yrs.
1100 Wheeler Way                          Langhorne, PA                  220,801             1979            40 yrs.
60 Morehall Road                          Malvern, PA                  3,252,334             1989            40 yrs.
905 Airport Road                          West Chester, PA             1,210,040             1988            40 yrs.
1 Country View Road                       Malvern, PA                    738,218             1982            40 yrs.
2151 Cabot Boulevard                      Langhorne, PA                  662,841             1982            40 yrs.
170 South Warner Road                     King of Prussia, PA          1,807,126             1980            40 yrs.
190 South Warner Road                     King of Prussia, PA          1,132,106             1980            40 yrs.
507 Prudential Road                       Horsham, PA                  1,176,586             1988            40 yrs.
100 Witmer Road                           Horsham, PA                  1,437,650             1996            40 yrs.
3100 Horizon Drive                        King of Prussia, PA            397,457             1995            40 yrs.
3300 Horizon Drive                        King of Prussia, PA            504,196             1996            40 yrs.
3500 Horizon Drive                        King of Prussia, PA            369,051             1996            40 yrs.
200 Chesterfield Parkway                  Malvern, PA                  1,510,386             1989            40 yrs.
767 Electronic Drive                      Horsham, PA                    805,011             1996            40 yrs.
132 Welsh Road                            Horsham, PA                    526,260             1998            40 yrs.
5 Country View Road                       Malvern, PA                    793,380             1985            40 yrs.
3200 Horizon Drive                        King of Prussia, PA            789,885             1996            40 yrs.
3000 Horizon Drive                        King of Prussia, PA            238,781             1997            40 yrs.
111-195 Witmer Road                       Horsham, PA                    454,855             1987            40 yrs.
300 Welsh Road - Building 3               Horsham, PA                    257,843             1983            40 yrs.
300 Welsh Road - Building 4               Horsham, PA                    572,469             1983            40 yrs.
8801 Tinicum Boulevard                    Philadelphia, PA             4,921,344             1997            40 yrs.
440 East Swedesford Road                  King of Prussia, PA          1,472,666             1988            40 yrs.
460 East Swedesford Road                  King of Prussia, PA            912,452             1988            40 yrs.
50 Morehall Road                          Malvern, PA                  2,035,479             1997            40 yrs.
2 Walnut Grove Drive                      Horsham, PA                  1,412,210             1989            40 yrs.
5 Walnut Grove Drive                      Horsham, PA                    347,591             2000            40 yrs.
200 Gibraltar Road                        Horsham, PA                    966,326             1990            40 yrs.
220 Gibraltar Road                        Horsham, PA                    813,155             1990            40 yrs.
240 Gibraltar Road                        Horsham, PA                    732,117             1990            40 yrs.
151 South Warner Road                     King of Prussia, PA            885,944             1980            40 yrs.
1 Walnut Grove Drive                      Horsham, PA                  1,235,005             1986            40 yrs.
3604 Horizon Drive                        King of Prussia, PA            460,445             1998            40 yrs.
3606 Horizon Drive                        King of Prussia, PA            360,848             1997            40 yrs.
650 Swedesford Road                       King of Prussia, PA          2,596,663             1971            40 yrs.
680 Swedesford Road                       King of Prussia, PA          2,612,374             1971            40 yrs.
761 Fifth Avenue                          King of Prussia, PA            297,222             1977            40 yrs.
771 Fifth Avenue                          King of Prussia, PA            193,751             1977            40 yrs.
1 Great Valley Parkway                    Malvern, PA                    529,250             1982            40 yrs.
5 Great Valley Parkway                    Malvern, PA                    795,062             1983            40 yrs.
311 Sinclair Road                         Bristol, PA                    159,316             1997            40 yrs.
1001 Cedar Hollow Road                    Malvern, PA                  2,018,731             1998            40 yrs.
3 Country View Road                       Malvern, PA                    405,299             1998            40 yrs.
425 Technology Drive                      Malvern, PA                    348,852             1998            40 yrs.
375 Technology Drive                      Malvern, PA                    237,101             1998            40 yrs.
45 Liberty Boulevard                      Malvern, PA                  1,525,278             1999            40 yrs.
100 Chesterfield Parkway                  Malvern, PA                    940,309             1998            40 yrs.
181-187 Gibraltar Road                    Horsham, PA                    472,764             1982            40 yrs.
104 Rock Road                             Horsham, PA                    307,508             1974            40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
123-135 Rock Road                         Horsham, PA                    459,278             1975            40 yrs.
111-159 Gibraltar Road                    Horsham, PA                    528,910             1981            40 yrs.
161-175 Gibraltar Road                    Horsham, PA                    337,166             1976            40 yrs.
103-109 Gibraltar Road                    Horsham, PA                    361,939             1978            40 yrs.
261-283 Gibraltar Road                    Horsham, PA                    422,165             1978            40 yrs.
210-223 Witmer Road                       Horsham, PA                    394,915             1972            40 yrs.
231-237 Gibraltar Road                    Horsham, PA                    526,546             1981            40 yrs.
100 Gibraltar Road                        Horsham, PA                     36,470             1975            40 yrs.
101 Gibraltar Road                        Horsham, PA                    620,421             1977            40 yrs.
506 Prudential Road                       Horsham, PA                    158,533             1973            40 yrs.
113-123 Rock Road                         Horsham, PA                    337,132             1975            40 yrs.
101-111 Rock Road                         Horsham, PA                    378,429             1975            40 yrs.
120 Gibraltar Road                        Horsham, PA                    547,338             1980            40 yrs.
110 Gibraltar Road                        Horsham, PA                    645,282             1979            40 yrs.
100-107 Lakeside Drive                    Horsham, PA                    376,425             1982            40 yrs.
200-264 Lakeside Drive                    Horsham, PA                    707,557             1982            40 yrs.
300-309 Lakeside Drive                    Horsham, PA                    592,273             1982            40 yrs.
400-445 Lakeside Drive                    Horsham, PA                    953,445             1981            40 yrs.
104 Witmer Road                           Horsham, PA                    260,226             1997            40 yrs.
201 Gibraltar Road                        Horsham, PA                    402,648             1983            40 yrs.
3600 Horizon Drive                        King of Prussia, PA            192,128             1989            40 yrs.
3602 Horizon Drive                        King of Prussia, PA            233,015             1989            40 yrs.
3 Franklin Plaza                          Philadelphia, PA             1,931,024             1999            40 yrs.
400-500 Brandywine Parkway                West Chester, PA               761,558             1988            40 yrs.
600 Brandywine Parkway                    West Chester, PA               585,443             1988            40 yrs.
2700 Horizon Drive                        King of Prussia, PA            448,744             1998            40 yrs.
2900 Horizon Drive                        King of Prussia, PA            366,194             1998            40 yrs.
2500 Renaissance Boulevard                King of Prussia, PA            276,877             1999            40 yrs.
2300 Renaissance Boulevard                King of Prussia, PA            261,883             1999            40 yrs.
719 Dresher Road                          Horsham, PA                    288,844             1987            40 yrs.
2100 Renaissance Boulevard                King of Prussia, PA            855,859             1999            40 yrs.
4 Walnut Grove                            Horsham, PA                    487,393             1999            40 yrs.
2250 Hickory Road                         Plymouth Meeting, PA         1,026,973             1985            40 yrs.
3400 Horizon Drive                        King of Prussia, PA            444,695             1995            40 yrs.
300 Welsh Road                            Horsham, PA                    288,415             1985            40 yrs.
600 Chesterfield Parkway                  Malvern, PA                    822,929             1999            40 yrs.
700 Chesterfield Parkway                  Malvern, PA                    817,751             1999            40 yrs.
6 Terry Drive                             Newtown, PA                    182,332             1981            40 yrs.
2520 Renaissance Boulevard                King of Prussia, PA            369,633             1999            40 yrs.
18 Great Valley Parkway                   Malvern, PA                    292,294             1980            40 yrs.
700 Dresher Road                          Horsham, PA                    778,649             1987            40 yrs.
2201 Renaissance Boulevard                King of Prussia, PA            878,480             2000            40 yrs.
2540 Renaissance Boulevard                King of Prussia, PA             87,683             2000            40 yrs.
2560 Renaissance Boulevard                King of Prussia, PA            193,053             2000            40 yrs.
1501-1513 Grundy's Lane                   Bristol, PA                    118,850             2000            40 yrs.
11 Great Valley Parkway                   Malvern, PA                     92,249             2001            40 yrs.
680 Blair Mill Road                       Horsham, PA                    155,300             2001            40 yrs.
825 Duportail Road                        Wayne, PA                      870,011             1979            40 yrs.
1200 Liberty Ridge Drive                  Wayne, PA                      343,064             2001            40 yrs.
2760 Red Lion Road                        Philadelphia, PA               528,764             2001            40 yrs.
200 Precision Drive                       Horsham, PA                    268,730             1997            40 yrs.
40 Liberty Boulevard                      Malvern, PA                  1,063,455             1989            40 yrs.
102 Rock Road                             Horsham, PA                     52,368             1985            40 yrs.
14 Lee Boulevard                          Malvern, PA                  1,714,806             1988            40 yrs.
500 Chesterfield Parkway                  Malvern, PA                  1,015,243             1988            40 yrs.
300-400 Chesterfield Parkway              Malvern, PA                  1,582,069             1988            40 yrs.
8 Stow Road                               Marlton, NJ                    403,975             1988            40 yrs.
10 Stow Road                              Marlton, NJ                    381,457             1988            40 yrs.
12 Stow Road                              Marlton, NJ                    325,754             1988            40 yrs.
14 Stow Road                              Marlton, NJ                    320,252             1988            40 yrs.
701A Route 73 South                       Marlton, NJ                  1,749,459             1987            40 yrs.
701C Route 73 South                       Marlton, NJ                    410,970             1987            40 yrs.
1008 Astoria Boulevard                    Cherry Hill, NJ                254,135             1973            40 yrs.
3000 Atrium Way                           Mt. Laurel, NJ               2,525,396             1987            40 yrs.
750 Cardinal Drive                        Bridgeport, NJ                 465,221             1989            40 yrs.
11000, 15000 Commerce Parkway             Mt. Laurel, NJ                 892,488             1985            40 yrs.
12000, 14000 Commerce Parkway             Mt. Laurel, NJ                 649,502             1985            40 yrs.
16000, 18000 Commerce Parkway             Mt. Laurel, NJ                 674,270             1985            40 yrs.
400 Lippincott Drive                      Marlton, NJ                    224,896             1999            40 yrs.
406 Lippincott Drive                      Marlton, NJ                    606,482             1990            40 yrs.
234 High Hill Road                        Bridgeport, NJ                 361,669             1987            40 yrs.
101 Arlington Boulevard                   Bridgeport, NJ                 577,106             1996            40 yrs.
100 Berkeley Drive                        Bridgeport, NJ                 340,055             1990            40 yrs.
301 Lippincott Drive                      Marlton, NJ                    883,229             1988            40 yrs.
303 Lippincott Drive                      Marlton, NJ                    950,047             1988            40 yrs.
510-512 Sharptown Road                    Bridgeport, NJ                 173,052             1984            40 yrs.
901 Route 73                              Marlton, NJ                    410,882             1985            40 yrs.
1300 Route 73 North                       Mt. Laurel, NJ                 692,228             1988            40 yrs.
512 Sharptown Road                        Bridgeport, NJ                 256,548             1984            40 yrs.
201 Berkeley Drive                        Bridgeport, NJ                 442,360             1999            40 yrs.
404 Lippincott Drive                      Marlton, NJ                    311,170             1997            40 yrs.
104 Gaither Drive                         Mt. Laurel, NJ                 172,592             1975            40 yrs.
402 Lippincott Drive                      Marlton, NJ                    251,556             1997            40 yrs.
300 Commodore Drive                       Bridgeport, NJ                 545,581             1999            40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
3000 Lincoln Drive                        Mt. Laurel, NJ                 689,691             1983            40 yrs.
6000 Commerce Parkway                     Mt. Laurel, NJ                 304,990             1985            40 yrs.
7000 Commerce Parkway                     Mt. Laurel, NJ                 327,727             1984            40 yrs.
8000 Commerce Parkway                     Mt. Laurel, NJ                 242,670             1983            40 yrs.
9000 Commerce Parkway                     Mt. Laurel, NJ                 321,204             1983            40 yrs.
1000 Briggs Road                          Mt. Laurel, NJ                 391,726             1986            40 yrs.
1025 Briggs Road                          Mt. Laurel, NJ                 522,082             1987            40 yrs.
1020 Briggs Road                          Mt. Laurel, NJ                 280,260             1999            40 yrs.
9 Stow Road                               Marlton, NJ                    270,466             1998            40 yrs.
2000 Crawford Place                       Mt. Laurel, NJ                 785,860             1986            40 yrs.
5000 Dearborn Court                       Mt. Laurel, NJ                 422,530             1988            40 yrs.
515 Heron Drive                           Bridgeport, NJ                 223,053             1980            40 yrs.
500 Sharptown Road                        Bridgeport, NJ                 230,108             1984            40 yrs.
625 Heron Drive                           Bridgeport, NJ                  89,390             1980            40 yrs.
605 Heron Drive                           Bridgeport, NJ                 105,766             1980            40 yrs.
510 Heron Drive                           Bridgeport, NJ                 788,746             1990            40 yrs.
522 Pedricktown Road                      Bridgeport, NJ                 128,989             1988            40 yrs.
530 Pedricktown Road                      Bridgeport, NJ                 180,731             1993            40 yrs.
540 Pedricktown Road                      Bridgeport, NJ                 427,827             1987            40 yrs.
230 High Hill Road                        Bridgeport, NJ                 831,380             1985            40 yrs.
3 Mallard Court                           Bridgeport, NJ                 230,102             1989            40 yrs.
730 Cardinal Drive                        Bridgeport, NJ                 173,453             1989            40 yrs.
405 Heron Drive                           Bridgeport, NJ               1,718,650             1990            40 yrs.
100 Eagle Road                            Bridgeport, NJ                 135,990             1995            40 yrs.
250 High Hill Road                        Bridgeport, NJ                 377,569             1995            40 yrs.
508 Center Square Road                    Bridgeport, NJ                 324,637             1995            40 yrs.
602 Heron Drive                           Bridgeport, NJ                 210,512             1995            40 yrs.
300 Eagle Court                           Bridgeport, NJ                 176,577             1996            40 yrs.
500 Center Square Road                    Bridgeport, NJ                 585,541             1997            40 yrs.
1001 Briggs Road                          Mt. Laurel, NJ                 460,436             1986            40 yrs.
1960 Cuthbert Boulevard                   Cherry Hill, NJ                173,264             1985            40 yrs.
1970 Cuthbert Boulevard                   Cherry Hill, NJ                119,833             1985            40 yrs.
10000 & 11000 Route 73                    Marlton, NJ                    392,888             1984            40 yrs.
800 Arlington Boulevard                   Bridgeport, NJ                 539,702             1999            40 yrs.
1015 Briggs Road                          Mt. Laurel, NJ                 169,157             2000            40 yrs.
17000 Commerce Parkway                    Mt. Laurel, NJ                 165,909             2001            40 yrs.
1655 Valley Center Parkway                Bethlehem, PA                  611,485             1993            40 yrs.
6560 Stonegate Drive                      Allentown, PA                  711,254             1989            40 yrs.
6370 Hedgewood Drive                      Allentown, PA                  854,360             1990            40 yrs.
6390 Hedgewood Drive                      Allentown, PA                  859,564             1990            40 yrs.
1495 Valley Center Parkway                Bethlehem, PA                  975,110             1990            40 yrs.
6350 Hedgewood Drive                      Allentown, PA                  934,757             1989            40 yrs.
6330 Hedgewood Drive                      Allentown, PA                1,571,394             1988            40 yrs.
1550 Valley Center Parkway                Bethlehem, PA                  919,337             1988            40 yrs.
1560 Valley Center Parkway                Bethlehem, PA                1,190,764             1988            40 yrs.
6580 Snowdrift Road                       Allentown, PA                  865,223             1988            40 yrs.
1510 Valley Center Parkway                Bethlehem, PA                1,122,540             1988            40 yrs.
1530 Valley Center Parkway                Bethlehem, PA                  808,250             1988            40 yrs.
6540 Stonegate Drive                      Allentown, PA                1,160,494             1988            40 yrs.
974 Marcon Boulevard                      Allentown, PA                  786,473             1987            40 yrs.
964 Marcon Boulevard                      Allentown, PA                  653,372             1985            40 yrs.
764 Roble Road                            Allentown, PA                  299,385             1985            40 yrs.
3174 Airport Road                         Allentown, PA                  544,941             1979            40 yrs.
2196 Avenue C                             Allentown, PA                  527,505             1980            40 yrs.
2202 Hanger Place                         Allentown, PA                  613,360             1981            40 yrs.
2201 Hanger Place                         Allentown, PA                  645,145             1987            40 yrs.
954 Marcon Boulevard                      Allentown, PA                  407,464             1981            40 yrs.
57 South Commerce Way                     Bethlehem, PA                  547,909             1986            40 yrs.
754 Roble Road                            Allentown, PA                  372,982             1986            40 yrs.
894 Marcon Boulevard                      Allentown, PA                  215,266             1986            40 yrs.
744 Roble Road                            Allentown, PA                  388,557             1986            40 yrs.
944 Marcon Boulevard                      Allentown, PA                  329,933             1986            40 yrs.
1685 Valley Center Parkway                Bethlehem, PA                  379,870             1996            40 yrs.
6520 Stonegate Drive                      Allentown, PA                  293,256             1996            40 yrs.
7437 Industrial Boulevard                 Allentown, PA                1,415,814             1976            40 yrs.
2041 Avenue C                             Allentown, PA                  205,754             1990            40 yrs.
2124 Avenue C                             Allentown, PA                  184,527             1990            40 yrs.
7339 Industrial Boulevard                 Allentown, PA                  815,953             1996            40 yrs.
7384 Penn Drive                           Allentown, PA                  493,612             1988            40 yrs.
7144 Daniels Drive                        Allentown, PA                1,004,907             1975            40 yrs.
7620 Cetronia Road                        Allentown, PA                  767,389             1990            40 yrs.
939 Marcon Boulevard                      Allentown, PA                  874,707             1980            40 yrs.
100 Brodhead Road                         Bethlehem, PA                  518,801             1990            40 yrs.
1455 Valley Center Parkway                Bethlehem, PA                  942,735             1997            40 yrs.
1640 Valley Center Parkway                Bethlehem, PA                  589,762             1996            40 yrs.
1650 Valley Center Parkway                Bethlehem, PA                  531,404             1997            40 yrs.
1660 Valley Center Parkway                Bethlehem, PA                  350,066             1998            40 yrs.
400 Nestle Way                            Allentown, PA                3,542,766             1997            40 yrs.
83 South Commerce Way                     Bethlehem, PA                  203,442             1989            40 yrs.
85 South Commerce Way                     Bethlehem, PA                  153,878             1989            40 yrs.
87 South Commerce Way                     Bethlehem, PA                  170,627             1989            40 yrs.
89 South Commerce Way                     Bethlehem, PA                  268,327             1998            40 yrs.
7248 Industrial Boulevard                 Allentown, PA                1,896,986             1988            40 yrs.
95 Highland Avenue                        Bethlehem, PA                  412,478             1985            40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
236 Brodhead Road                         Bethlehem, PA                  568,568             1994            40 yrs.
1525 Valley Center Parkway                Bethlehem, PA                  746,292             1999            40 yrs.
6620 Grant Way                            Allentown, PA                  224,411             1989            40 yrs.
700 Nestle Way                            Allentown, PA                1,585,157             1998            40 yrs.
7562 Penn Drive                           Allentown, PA                   97,555             1989            40 yrs.
7277 Williams Avenue                      Allentown, PA                  198,018             1989            40 yrs.
7355 Williams Avenue                      Allentown, PA                  178,768             1998            40 yrs.
794 Roble Road                            Allentown, PA                  607,995             1985            40 yrs.
6923 Schantz Spring Road                  Allentown, PA                  323,339             1993            40 yrs.
7132 Daniels Drive                        Allentown, PA                  627,069             1997            40 yrs.
3985 Adler Place                          Bethlehem, PA                  430,542             1987            40 yrs.
8014 Industrial Boulevard                 Allentown, PA                  585,147             1999            40 yrs.
705 Boulder Drive                         Allentown, PA                  584,586             2001            40 yrs.
651 Boulder Drive                         Allentown, PA                  783,176             2000            40 yrs.
3773 Corporate Parkway                    Center Valley, PA              224,882             2001            40 yrs.
7028 Snowdrift Road                       Fogelville, PA                  45,518             2001            40 yrs.
180,190 Cochrane Drive                    Annapolis, MD                5,062,988             1988            40 yrs.
7178-80 Columbia Gateway                  Columbia, MD                 1,197,206             1987            40 yrs.
9770 Patuxent Woods Drive                 Columbia, MD                   355,719             1986            40 yrs.
9780 Patuxent Woods Drive                 Columbia, MD                   227,507             1986            40 yrs.
9790 Patuxent Woods Drive                 Columbia, MD                   254,102             1986            40 yrs.
9810 Patuxent Woods Drive                 Columbia, MD                   277,758             1986            40 yrs.
9800 Patuxent Woods Drive                 Columbia, MD                   343,560             1988            40 yrs.
9820 Patuxent Woods Drive                 Columbia, MD                   257,078             1988            40 yrs.
9830 Patuxent Woods Drive                 Columbia, MD                   308,596             1986            40 yrs.
9050 Red Branch Road                      Columbia, MD                   312,441             1972            40 yrs.
4606 Richlynn Drive                       Belcamp, MD                    167,357             1988            40 yrs.
8945-8975 Guilford Road                   Columbia, MD                   677,612             1986            40 yrs.
7317 Parkway Drive                        Hanover, MD                    151,245             1983            40 yrs.
5950 Symphony Woods Road                  Columbia, MD                   118,531             1986            40 yrs.
9101,9111,9115 Guilford Road              Columbia, MD                 1,379,816             1984            40 yrs.
9125,9135,9145 Guilford Road              Columbia, MD                 2,423,406             1983            40 yrs.
1751 Bluehills Drive                      Roanoke, VA                  1,435,999             1991            40 yrs.
4300 Carolina Avenue                      Richmond, VA                 2,577,334             1985            40 yrs.
301 Hill Carter Parkway                   Richmond, VA                   826,014             1989            40 yrs.
4001 Carolina Avenue                      Richmond, VA                    53,764             1935            40 yrs.
5600-5626 Eastport Boulevard              Richmond, VA                   669,005             1989            40 yrs.
5650-5674 Eastport Boulevard              Richmond, VA                   762,775             1990            40 yrs.
5700 Eastport Boulevard                   Richmond, VA                   468,152             1990            40 yrs.
3432 Holland Road                         Virginia Beach, VA             135,024             1989            40 yrs.
4880 Cox Road                             Glen Allen, VA                 416,118             1995            40 yrs.
4101- 4127 Carolina Avenue                Richmond, VA                   392,212             1973            40 yrs.
4201-4261 Carolina Avenue                 Richmond, VA                   966,255             1975            40 yrs.
4263-4299 Carolina Avenue                 Richmond, VA                   529,453             1976            40 yrs.
4301-4335 Carolina Avenue                 Richmond, VA                   292,813             1978            40 yrs.
4337-4379 Carolina Avenue                 Richmond, VA                   659,969             1979            40 yrs.
4501-4549 Carolina Avenue                 Richmond, VA                   626,210             1981            40 yrs.
4551-4593 Carolina Avenue                 Richmond, VA                   619,697             1982            40 yrs.
4601-4643 Carolina Avenue                 Richmond, VA                   955,692             1985            40 yrs.
4645-4683 Carolina Avenue                 Richmond, VA                 1,276,006             1985            40 yrs.
4447-4491 Carolina Avenue                 Richmond, VA                   484,139             1987            40 yrs.
4401-4445 Carolina Avenue                 Richmond, VA                   773,102             1988            40 yrs.
12 S. Third Street                        Richmond, VA                    32,335             1900            40 yrs.
9601 Cosner Drive                         Fredericksburg, VA             662,050             1995            40 yrs.
2300 East Parham Road                     Richmond, VA                   172,699             1988            40 yrs.
5601-5659 Eastport Boulevard              Richmond, VA                   908,224             1996            40 yrs.
5900 Eastport Boulevard                   Richmond, VA                   540,431             1997            40 yrs.
4717-4729 Eubank Road                     Richmond, VA                   547,915             1978            40 yrs.
4263F-N. Carolina Avenue                  Richmond, VA                   235,560             1975            40 yrs.
5000 Cox Road                             Glen Allen, VA                 494,901             1990            40 yrs.
5500 Cox Road                             Glen Allen, VA                 289,152             1999            40 yrs.
510 Eastpark Court                        Richmond, VA                   283,430             1989            40 yrs.
520 Eastpark Court                        Richmond, VA                   549,384             1989            40 yrs.
13001 Kingston Avenue                     Richmond, VA                   240,515             1998            40 yrs.
5701-5799 Eastport Boulevard              Richmond, VA                   693,620             1998            40 yrs.
4801 Cox Road                             Glen Allen, VA                 809,854             1998            40 yrs.
600 H P Way                               Chester, VA                    564,256             1997            40 yrs.
500 H P Way                               Chester, VA                    444,485             1997            40 yrs.
701 Liberty Way                           Richmond, VA                   339,379             1999            40 yrs.
4198 Cox Road                             Glen Allen, VA                 520,752             1984            40 yrs.
12730 Kingston Avenue                     Richmond, VA                    73,022             2001            40 yrs.
4510 Cox Road                             Glen Allen, VA                 885,403             1990            40 yrs.
2809 South Lynnhaven Road                 Virginia Beach, VA             690,821             1987            40 yrs.
200 Golden Oak Court                      Virginia Beach, VA             770,735             1988            40 yrs.
208 Golden Oak Court                      Virginia Beach, VA             720,062             1989            40 yrs.
1 Enterprise Parkway                      Hampton, VA                    692,434             1987            40 yrs.
22 Enterprise Parkway                     Hampton, VA                    776,959             1990            40 yrs.
530 Eastpark Court                        Richmond, VA                   437,612             1997            40 yrs.
484 Viking Drive                          Virginia Beach, VA             387,398             1987            40 yrs.
10430 Lakeridge Parkway                   Ashland, VA                    375,717             1989            40 yrs.
10456 Lakeridge Parkway                   Ashland, VA                    368,247             1991            40 yrs.
3829-3855 Gaskins Road                    Richmond, VA                   313,368             1988            40 yrs.
629 Phoenix Drive                         Virginia Beach, VA             203,996             1996            40 yrs.
11838 Rock Landing Drive                  Newport News, VA               268,662             1986            40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
11844 Rock Landing Drive                  Newport News, VA               149,749             1989            40 yrs.
11846 Rock Landing Drive                  Newport News, VA               160,551             1989            40 yrs.
11832 Rock Landing Drive                  Newport News, VA               431,803             1988            40 yrs.
10800 Nuckols Boulevard                   Richmond, VA                   672,556             1988            40 yrs.
5700 Cleveland Street                     Virginia Beach, VA             993,051             1985            40 yrs.
801 Liberty Way                           Richmond, VA                   417,875             1999            40 yrs.
5 Manhattan Square                        Hampton, VA                     97,557             1999            40 yrs.
100 Westgate Parkway                      Richmond, VA                   109,257             2001            40 yrs.
1309 Executive Boulevard                  Cheaspeake, VA                 189,367             2001            40 yrs.
21 Enterprise Parkway                     Hamton, VA                     170,167             1999            40 yrs.
4523 Green Point Drive                    High Point, NC                 639,487             1988            40 yrs.
4501 Green Point Drive                    High Point, NC                 648,182             1989            40 yrs.
4500 Green Point Drive                    High Point, NC                 631,930             1989            40 yrs.
2427 Penny Road                           High Point, NC               1,687,417             1990            40 yrs.
4524 Green Point Drive                    High Point, NC                 611,652             1989            40 yrs.
4328, 4336 Federal Drive                  High Point, NC               1,887,987             1995            40 yrs.
200 Centreport Drive                      Greensboro, NC                 772,948             1986            40 yrs.
4344 Federal Drive                        High Point, NC                 448,913             1996            40 yrs.
202 Centreport Drive                      Greensboro, NC                 953,023             1990            40 yrs.
101 Centreport Drive                      Greensboro, NC                 799,417             1998            40 yrs.
4000 Piedmont Parkway                     High Point, NC                 843,969             1995            40 yrs.
4380 Federal Drive                        High Point, NC                 424,176             1997            40 yrs.
4388 Federal Drive                        High Point, NC                 213,215             1997            40 yrs.
6532 Judge Adams Road                     Rock Creek, NC                 386,215             1997            40 yrs.
6530 Judge Adams Road                     Rock Creek, NC                 335,157             1999            40 yrs.
150 Ridgeview Center Drive                Duncan, SC                   1,181,708             1984            40 yrs.
1320 Garlington Road                      Greenville, SC                 230,473             1986            40 yrs.
420 Park Avenue                           Greenville, SC                 524,586             1986            40 yrs.
4160 Mendenhall Oaks Parkway              High Point, NC                 289,126             1998            40 yrs.
4194 Mendenhall Oaks Parkway              High Point, NC                 265,686             1999            40 yrs.
4196 Mendenhall Oaks Parkway              High Point, NC                 306,303             1999            40 yrs.
4170 Mendenhall Oaks Parkway              High Point, NC                 175,066             1999            40 yrs.
4180 Mendenhall Oaks Parkway              High Point, NC                 208,697             1999            40 yrs.
4050 Piedmont Parkway                     High Point, NC               1,445,535             1998            40 yrs.
One Independence Pointe                   Greenville, SC                 647,807             1982            40 yrs.
55 Beattie Place                          Greenville, SC               2,523,388             1986            40 yrs.
75 Beattie Place                          Greenville, SC               1,882,732             1987            40 yrs.
7736 McCloud Road                         Greensboro, NC                 630,532             1998            40 yrs.
15 Brendan Way                            Greenville, SC                 463,830             1988            40 yrs.
4300 Federal Drive                        High Point, NC                 131,591             1998            40 yrs.
4135 Mendenall Oaks Parkway               High Point, NC                 144,085             2000            40 yrs.
4183 Eagle Hill Drive                     High Point, NC                 185,585             2001            40 yrs.
4189 Eagle Hill Drive                     High Point, NC                   4,812             2001            40 yrs.
4020 Meeting Way                          High Point, NC                  57,204             2001            40 yrs.
170 Ridgeview Drive                       Duncan, SC                      53,020             2001            40 yrs.
6509 Franz Warner Parkway                 Rock Creek, NC                  12,290             2001            40 yrs.
1730 Stebbins Drive                       Houston, TX                    281,929             1973            40 yrs.
5911-5925 Richard Street                  Jacksonville, FL               269,472             1977            40 yrs.
8383-8385 Baycenter Road                  Jacksonville, FL               352,176             1973            40 yrs.
8775 Baypine Road                         Jacksonville, FL               949,706             1989            40 yrs.
6255 Lake Gray Boulevard                  Jacksonville, FL             1,201,100             1987            40 yrs.
8665,8667,8669 Baypine Road               Jacksonville, FL             1,354,693             1987            40 yrs.
1200 Gulf Life Drive                      Jacksonville, FL             7,243,375             1985            40 yrs.
8614 Baymeadows Way                       Jacksonville, FL               490,637             1986            40 yrs.
5941-5975 Richard Street                  Jacksonville, FL               623,130             1978            40 yrs.
7970 Bayberry Road                        Jacksonville, FL               768,502             1978            40 yrs.
6000-6030 Bowdendale Avenue               Jacksonville, FL               812,306             1979            40 yrs.
7898 Baymeadows Way                       Jacksonville, FL               909,860             1978            40 yrs.
5977-6607 Richard Street                  Jacksonville, FL               960,933             1980            40 yrs.
7910 & 7948 Baymeadows Way                Jacksonville, FL             1,192,063             1981            40 yrs.
7954, 7960 Baymeadows Way                 Jacksonville, FL             1,244,833             1982            40 yrs.
8787 Baypine Road                         Jacksonville, FL            17,813,274             1990            40 yrs.
7077 Bonneval Road                        Jacksonville, FL             1,983,085             1988            40 yrs.
4190 Belfort Road                         Jacksonville, FL             2,190,177             1986            40 yrs.
7020 AC Skinner Parkway                   Jacksonville, FL               458,301             1996            40 yrs.
7022 AC Skinner Parkway                   Jacksonville, FL               780,030             1996            40 yrs.
11777 Central Highway                     Jacksonville, FL               629,617             1985            40 yrs.
4345 Southpoint Parkway                   Jacksonville, FL               942,860             1998            40 yrs.
7016 AC Skinner Parkway                   Jacksonville, FL               522,678             1996            40 yrs.
7018 AC Skinner Parkway                   Jacksonville, FL               952,780             1997            40 yrs.
7014 AC Skinner Parkway                   Jacksonville, FL               388,673             1999            40 yrs.
6620 Southpoint Drive                     Jacksonville, FL               722,622             1984            40 yrs.
7980 Bayberry Road                        Jacksonville, FL               149,812             1978            40 yrs.
9600 Satellite Boulevard                  Orlando, FL                    156,740             1989            40 yrs.
9700 Satellite Boulevard                  Orlando, FL                    136,141             1989            40 yrs.
1902 Cypress Lake Drive                   Orlando, FL                    466,383             1989            40 yrs.
9550 Satellite Boulevard                  Orlando, FL                    246,957             1999            40 yrs.
8250 & 8256 Exchange Place                Orlando, FL                    318,715             1985            40 yrs.
6600 Southpoint Parkway                   Jacksonville, FL               618,689             1986            40 yrs.
6700 Southpoint Parkway                   Jacksonville, FL               474,948             1987            40 yrs.
4801 Executive Park Court - 100           Jacksonville, FL               394,293             1990            40 yrs.
4801 Executive Park Court - 200           Jacksonville, FL               201,048             1990            40 yrs.
4810 Executive Park Court                 Jacksonville, FL               317,972             1990            40 yrs.
6602 Executive Park Court - 100           Jacksonville, FL               253,484             1993            40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
6602 Executive Park Court - 200           Jacksonville, FL               173,628             1993            40 yrs.
6631 Executive Park Court - 100           Jacksonville, FL               135,346             1994            40 yrs.
6631 Executive Park Court - 200           Jacksonville, FL               242,703             1994            40 yrs.
4815 Executive Park Court - 100           Jacksonville, FL               203,559             1995            40 yrs.
4815 Executive Park Court - 200           Jacksonville, FL               306,468             1995            40 yrs.
4825 Executive Park Court                 Jacksonville, FL               324,970             1996            40 yrs.
4820 Executive Park Court                 Jacksonville, FL               358,711             1997            40 yrs.
10511 & 10611 Satellite Boulevard         Orlando, FL                    345,419             1985            40 yrs.
1400-1440 Central Florida Parkway         Orlando, FL                    262,290             1962            40 yrs.
6601 Executive Park Circle North          Jacksonville, FL               312,700             1992            40 yrs.
1300 Riverplace Boulevard                 Jacksonville, FL               826,247             1980            40 yrs.
4901 Belfort Road                         Jacksonville, FL               833,751             1998            40 yrs.
16445 Air Center Boulevard                Houston, TX                    274,656             1989            40 yrs.
16405 Air Center Boulevard                Houston, TX                    324,462             1997            40 yrs.
2216 Directors Row                        Orlando, FL                    231,022             1997            40 yrs.
7460 Chancellor Drive                     Orlando, FL                    122,748             1998            40 yrs.
1901 Summit Tower Boulevard               Maitland, FL                 1,132,409             1998            40 yrs.
3701-3727 Vineland Road                   Orlando, FL                    205,295             1985            40 yrs.
4899 Belfort Road                         Jacksonville, FL               492,767             2000            40 yrs.
4905 Belfort Street                       Jacksonville, FL               159,687             2000            40 yrs.
16580 Air Center Boulevard                Houston, TX                    229,578             1997            40 yrs.
7251 Salisbury Road                       Jacksonville, FL                52,199             2000            40 yrs.
2400 South Lake Orange Drive              Orlando, FL                     67,258             2001            40 yrs.
10245 Centurion Parkway North             Jacksonville, FL               184,815             1996            40 yrs.
6501 Lee Vista Boulevard                  Orlando, FL                     54,304             2001            40 yrs.
1755 Trans Central Drive                  Houston, TX                     95,800             1999            40 yrs.
10771 Palm Bay Drive                      Orlando, FL                    105,202             2001            40 yrs.
5501-5519 Pioneer Park Boulevard          Tampa, FL                      337,507             1981            40 yrs.
5690-5694 Crenshaw Street                 Tampa, FL                      339,928             1979            40 yrs.
3102,3104,3110 Cherry Palm Drive          Tampa, FL                      554,185             1986            40 yrs.
8401-8408 Benjamin Road                   Tampa, FL                      791,102             1986            40 yrs.
3501 Riga Boulevard                       Tampa, FL                      419,246             1987            40 yrs.
111 Kelsey Lane                           Tampa, FL                      307,503             1990            40 yrs.
7930, 8010-20 Woodland Center Boulevard   Tampa, FL                      649,184             1990            40 yrs.
7920 Woodland Center Boulevard            Tampa, FL                      402,889             1997            40 yrs.
8154-8198 Woodland Center Boulevard       Tampa, FL                      359,203             1988            40 yrs.
8112-42 Woodland Center Boulevard         Tampa, FL                      383,962             1995            40 yrs.
8212 Woodland Center Boulevard            Tampa, FL                      271,719             1996            40 yrs.
131 Kelsey Lane                           Tampa, FL                      683,453             1985            40 yrs.
7724 Woodland Center Boulevard            Tampa, FL                      266,326             1998            40 yrs.
7802-50 Woodland Center Boulevard         Tampa, FL                      440,797             1999            40 yrs.
7852-98 Woodland Center Boulevard         Tampa, FL                      452,794             1999            40 yrs.
8921 Brittany Way                         Tampa, FL                      174,982             1998            40 yrs.
5250 Eagle Trail Drive                    Tampa, FL                      281,715             1998            40 yrs.
7725 Woodland Center Boulevard            Tampa, FL                      203,066             1999            40 yrs.
8001 Woodland Center Boulevard            Tampa, FL                      155,272             1999            40 yrs.
4630 Woodland Corporate Boulevard         Tampa, FL                      687,528             2000            40 yrs.
701-725 South US Highway 301              Tampa, FL                      316,134             2000            40 yrs.
4502 Woodland Corporate Boulevard         Tampa, FL                      161,078             1999            40 yrs.
9001-9015 Brittany Way                    Tampa, FL                       82,536             2000            40 yrs.
4508 Woodland Corporate Boulevard         Tampa, FL                      110,730             2000            40 yrs.
7622 Bald Cypress Place                   Tampa, FL                       35,290             2000            40 yrs.
901-933 US Highway 301S                   Tampa, FL                      101,674             2001            40 yrs.
1701 Clint Moore Boulevard                Boca Raton, FL                 347,419             1985            40 yrs.
5410 - 5430 Northwest 33rd Avenue         Ft. Lauderdale, FL             478,403             1985            40 yrs.
6500 NW 12th Avenue                       Ft. Lauderdale, FL             298,657             1989            40 yrs.
6600 NW 12th Avenue                       Ft. Lauderdale, FL             338,734             1989            40 yrs.
1500 SW 5th Court                         Pompano Beach, FL              395,747             1957            40 yrs.
1651 SW 5th Court                         Pompano Beach, FL               81,152             1990            40 yrs.
1601 SW 5th Court                         Pompano Beach, FL               83,757             1990            40 yrs.
1501 SW 5th Court                         Pompano Beach, FL               85,778             1990            40 yrs.
1400 SW 6th Court                         Pompano Beach, FL              460,189             1986            40 yrs.
1405 SW 6th Court                         Pompano Beach, FL              161,884             1985            40 yrs.
595 SW 13th Terrace                       Pompano Beach, FL              142,346             1984            40 yrs.
601 SW 13th Terrace                       Pompano Beach, FL               66,133             1984            40 yrs.
605 SW 16th Terrace                       Pompano Beach, FL              121,790             1965            40 yrs.
951 Broken Sound Parkway                  Boca Raton, FL                 657,641             1986            40 yrs.
3400 Lakeside Drive                       Miramar, FL                  1,208,857             1990            40 yrs.
3450 Lakeside Drive                       Miramar, FL                  1,197,693             1990            40 yrs.
3350 SW 148th Avenue                      Miramar, FL                    979,379             2000            40 yrs.
13650 NW 8th Street                       Sunrise, FL                    209,744             1991            40 yrs.
13630 NW 8th Street                       Sunrise, FL                    276,214             1991            40 yrs.
777 Yamato Road                           Boca Raton, FL               1,565,561             1986            40 yrs.
1801 Clint Moore Road                     Boca Raton, FL                 448,568             1986            40 yrs.
6601-6625 W. 78th Street                  Bloomington, MN              3,068,383             1998            40 yrs.
2905 Northwest Boulevard                  Plymouth, MN                   681,080             1983            40 yrs.
2800 Campus Drive                         Plymouth, MN                   442,072             1985            40 yrs.
2955 Xenium Lane                          Plymouth, MN                   270,240             1985            40 yrs.
9401-9443 Science Center Drive            New Hope, MN                   501,068             1989            40 yrs.
6321-6325 Bury Drive                      Eden Prairie, MN               554,514             1988            40 yrs.
7115-7173 Shady Oak Road                  Eden Prairie, MN               561,832             1984            40 yrs.
7660-7716 Golden Triangle Drive           Eden Prairie, MN             1,011,359             1988            40 yrs.
7400 Flying Cloud Drive                   Eden Prairie, MN               212,746             1987            40 yrs.
10301-10305 West 70th Street              Eden Prairie, MN               138,220             1984            40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
10321 West 70th Street                    Eden Prairie, MN               158,929             1984            40 yrs.
10333 West 70th Street                    Eden Prairie, MN               121,555             1984            40 yrs.
10349-10357 West 70th Street              Eden Prairie, MN               327,003             1985            40 yrs.
10365-10375 West 70th Street              Eden Prairie, MN               336,824             1985            40 yrs.
10393-10394 West 70th Street              Eden Prairie, MN               322,892             1985            40 yrs.
7078 Shady Oak Road                       Eden Prairie, MN               369,321             1985            40 yrs.
10400 Viking Drive                        Eden Prairie, MN             2,193,834             1999            40 yrs.
5600 & 5610 Rowland Road                  Minnetonka, MN                 984,522             1988            40 yrs.
2920 Northwest Boulevard                  Plymouth, MN                   526,811             1997            40 yrs.
5400-5500 Feltl Road                      Minnetonka, MN                 846,919             1985            40 yrs.
10300 Bren Road                           Minnetonka, MN                 381,729             1981            40 yrs.
14630-14650 28th Avenue North             Plymouth, MN                   238,096             1978            40 yrs.
7695-7699 Anagram Drive                   Eden Prairie, MN               300,426             1997            40 yrs.
7550 Meridian Circle                      Maple Grove, MN                260,543             1989            40 yrs.
2800 Northwest Boulevard                  Plymouth, MN                   983,674             1995            40 yrs.
3255 Neil Armstrong Boulevard             Eagan, MN                      253,311             1998            40 yrs.
4801 West 81st Street                     Bloomington, MN                258,411             1984            40 yrs.
8100 Cedar Avenue                         Bloomington, MN                323,589             1983            40 yrs.
9600 54th Avenue                          Plymouth, MN                   282,834             1998            40 yrs.
7800 Equitable Drive                      Eden Prairie, MN               319,399             1993            40 yrs.
7905 Fuller Road                          Eden Prairie, MN               321,367             1994            40 yrs.
9023 Columbine Road                       Eden Prairie, MN               305,991             1999            40 yrs.
6161 Green Valley Drive                   Bloomington, MN                235,177             1992            40 yrs.
4700 Nathan Lane North                    Minneapolis, MN                616,074             1996            40 yrs.
8967 Columbine Road                       Eden Prairie, MN               162,344             2000            40 yrs.
14390 Huntington Avenue                   Savage, MN                     288,818             1988            40 yrs.
550-590 Hale Avenue                       Oakdale, MN                    173,088             1996            40 yrs.
7777 Golden Triangle Drive                Eden Prairie, MN               105,943             2000            40 yrs.
8937 Columbine Road                       Eden Prairie, MN               111,032             2001            40 yrs.
7615 Smetana Lane                         Eden Prairie, MN               185,923             2001            40 yrs.
10801 Nesbitt Avenue South                Bloomington, MN                206,889             2001            40 yrs.
8995 Columbine Road                       Eden Prairie, MN                43,108             2001            40 yrs.
26911-26957 Northwestern Highway          Southfield, MI               8,275,494             1985            40 yrs.
1650 Research Drive                       Troy, MI                       818,770             1985            40 yrs.
1775 Research Drive                       Troy, MI                       325,556             1985            40 yrs.
1875 Research Drive                       Troy, MI                       339,842             1986            40 yrs.
1850 Research Drive                       Troy, MI                       913,182             1986            40 yrs.
1965 Research Drive                       Troy, MI                       433,774             1987            40 yrs.
1960 Research Drive                       Troy, MI                       411,830             1987            40 yrs.
27260 Haggerty Road                       Farmington Hills, MI           518,692             1983            40 yrs.
27200 Haggerty Road                       Farmington Hills, MI           424,673             1983            40 yrs.
27280 Haggerty Road                       Farmington Hills, MI           471,599             1983            40 yrs.
27220 Haggerty Road                       Farmington Hills, MI           234,324             1985            40 yrs.
27240 Haggerty Road                       Farmington Hills, MI           188,186             1985            40 yrs.
27300 Haggerty Road                       Farmington Hills, MI           409,924             1985            40 yrs.
1101 Allen Drive                          Troy, MI                        96,156             1974            40 yrs.
1151 Allen Drive                          Troy, MI                       214,004             1974            40 yrs.
1300 Rankin Street                        Troy, MI                       170,677             1979            40 yrs.
1350 Rankin Street                        Troy, MI                       122,589             1979            40 yrs.
1376-1400 Rankin Street                   Troy, MI                       149,294             1979            40 yrs.
1352-1374 Rankin Street                   Troy, MI                       169,489             1979            40 yrs.
1324-1346 Rankin Street                   Troy, MI                       134,470             1979            40 yrs.
1301-1307 Rankin Street                   Troy, MI                       124,944             1978            40 yrs.
1409 Allen Drive                          Troy, MI                       169,134             1978            40 yrs.
1304 E Maple Road                         Troy, MI                       229,710             1971            40 yrs.
1334 Maplelawn Road                       Troy, MI                       125,102             1983            40 yrs.
1290 Maplelawn Road                       Troy, MI                        87,398             1984            40 yrs.
1070 Maplelawn Road                       Troy, MI                        69,810             1982            40 yrs.
950 Maplelawn Road                        Troy, MI                       243,546             1982            40 yrs.
894 Maplelawn Road                        Troy, MI                       175,547             1986            40 yrs.
1179 Maplelawn Road                       Troy, MI                        95,334             1984            40 yrs.
1940 Norwood Drive                        Troy, MI                        91,569             1983            40 yrs.
1311-1331 Maplelawn Road                  Troy, MI                       139,673             1986            40 yrs.
2354 Bellingham Street                    Troy, MI                        86,611             1990            40 yrs.
2360 Bellingham Street                    Troy, MI                        88,115             1985            40 yrs.
1911 Ring Drive                           Troy, MI                        88,112             1986            40 yrs.
26442-26450 Haggerty Road                 Farmington Hills, MI           230,643             1988            40 yrs.
26500 Haggerty Road                       Farmington Hills, MI           304,777             1986            40 yrs.
26650 Haggerty Road                       Farmington Hills, MI           168,727             1988            40 yrs.
26700 Haggerty Road                       Farmington Hills, MI           245,076             1986            40 yrs.
26750 Haggerty Road                       Farmington Hills, MI           326,159             1988            40 yrs.
26800 Haggerty Road                       Farmington Hills, MI           187,722             1986            40 yrs.
26842-26850 Haggerty Road                 Farmington Hills, MI           282,648             1988            40 yrs.
26600 Haggerty Road                       Farmington Hills, MI           254,561             1999            40 yrs.
26550 Haggerty Road                       Farmington Hills, MI           215,894             2000            40 yrs.
50 West Big Beaver Road                   Troy, MI                     2,058,518             1987            40 yrs.
100 West Big Beaver Road                  Troy, MI                     1,993,633             1987            40 yrs.
245 Executive Drive                       Brookfield, WI                 515,672             1984            40 yrs.
8301 West Parkland Court                  Milwaukee, WI                  323,179             1982            40 yrs.
32991 Hamilton Court                      Farmington Hills, MI           303,217             1989            40 yrs.
7500 West 110th Street                    Overland Park, KS              915,335             1983            40 yrs.
7800 N. 113th Street                      Milwaukee, WI                  602,859             1991            40 yrs.
2475-2479 Elliot Avenue                   Troy, MI                        50,563             1984            40 yrs.
32661 Edward Avenue                       Madison Heights, MI            199,379             1976            40 yrs.


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
OPERATING PROPERTIES - Continued
32701 Edward Avenue                       Madison Heights, MI            128,114             1976            40 yrs.
32751 Edward Avenue                       Madison Heights, MI             86,662             1969            40 yrs.
32853 Edward Avenue                       Madison Heights, MI             85,843             1973            40 yrs.
555 East Mandoline Avenue                 Madison Heights, MI             75,209             1979            40 yrs.
599 East Mandoline Avenue                 Madison Heights, MI             74,071             1979            40 yrs.
749 East Mandoline Avenue                 Madison Heights, MI             60,726             1974            40 yrs.
750 East Mandoline Avenue                 Madison Heights, MI             63,376             1969            40 yrs.
900 East Mandoline Avenue                 Madison Heights, MI             66,001             1972            40 yrs.
949 East Mandoline Avenue                 Madison Heights, MI             67,802             1974            40 yrs.
32090 John Road                           Madison Heights, MI             34,625             1980            40 yrs.
31601 Research Park Drive                 Madison Heights, MI            161,116             1985            40 yrs.
31651 Research Park Drive                 Madison Heights, MI             94,179             1985            40 yrs.
31700 Research Park Drive                 Madison Heights, MI            156,151             1988            40 yrs.
31701 Research Park Drive                 Madison Heights, MI             94,839             1985            40 yrs.
31751 Research Park Drive                 Madison Heights, MI            111,238             1985            40 yrs.
31800 Research Park Drive                 Madison Heights, MI            136,963             1986            40 yrs.
800 Tech Row                              Madison Heights, MI            256,146             1986            40 yrs.
900 Tech Row                              Madison Heights, MI             85,016             1986            40 yrs.
1000 Tech Row                             Madison Heights, MI            229,472             1987            40 yrs.
31771 Sherman Avenue                      Madison Heights, MI             55,157             1982            40 yrs.
31791 Sherman Avenue                      Madison Heights, MI             56,629             1983            40 yrs.
31811 Sherman Avenue                      Madison Heights, MI            100,811             1983            40 yrs.
31831 Sherman Avenue                      Madison Heights, MI             78,562             1984            40 yrs.
31900 Sherman Avenue                      Madison Heights, MI            166,703             1984            40 yrs.
800 East Whitcomb Avenue                  Madison Heights, MI            136,008             1987            40 yrs.
950 East Whitcomb Avenue                  Madison Heights, MI            185,064             1988            40 yrs.
1000 East Whitcomb Avenue                 Madison Heights, MI             93,218             1980            40 yrs.
1201 East Whitcomb Avenue                 Madison Heights, MI            103,839             1980            40 yrs.
1210 East Whitcomb Avenue                 Madison Heights, MI             28,148             1983            40 yrs.
1260 Kempar Avenue                        Madison Heights, MI             35,145             1981            40 yrs.
1280 Kempar Avenue                        Madison Heights, MI             48,983             1983            40 yrs.
22515 Heslip Drive                        Novi, MI                        34,168             1975            40 yrs.
9801 80th Avenue                          Pleasant Prairie, WI           715,970             1994            40 yrs.
11950 W. Lake Park Drive                  Milwaukee, WI                  195,026             1986            40 yrs.
11400 W. Lake Park Drive                  Milwaukee, WI                  204,410             1986            40 yrs.
11425 W. Lake Park Drive                  Milwaukee, WI                  182,706             1987            40 yrs.
11301 W. Lake Park Drive                  Milwaukee, WI                  202,527             1987            40 yrs.
11900 W. Lake Park Drive                  Milwaukee, WI                  484,734             1987            40 yrs.
38100 Ecorse Road                         Romulus, MI                    282,516             2000            40 yrs.
16620-16650 W Bluemound Road              Brookfield, WI                 250,032             1999            40 yrs.
1600-1630 East Big Beaver Road            Troy, MI                       162,424             1982            40 yrs.
11414 West Park Place                     Milwaukee, WI                  284,243             2001            40 yrs.
11520 W. Calumet Road                     Milwaukee, WI                   75,006             1995            40 yrs.
12100 W. Park Place                       Milwaukee, WI                  157,714             1984            40 yrs.
N26 W23445 Paul Road                      Pewaukee, WI                    90,824             1985            40 yrs.
11200 W. Plank Court                      Wauwatosa, WI                  208,745             1988            40 yrs.
11020 W. Plank Court                      Wauwatosa, WI                  131,870             1985            40 yrs.
38000 Ecourse Road                        Romulus, MI                    370,733             2001            40 yrs.
3800 Lapeer Road                          Auburn Hills, MI               132,180             1989            40 yrs.
50 Gibson Drive                           West Malling, UK               609,610             1996            40 yrs.
2 Kings Hill Avenue                       West Malling, UK               565,544             1996            40 yrs.
50 Kings Hill Avenue                      West Malling, UK             1,311,057             1996            40 yrs.
10 Kings Hill Avenue                      West Malling, UK               545,499             1998            40 yrs.
30 Tower View                             West Malling, UK               662,747             1999            40 yrs.
35 Kings Hill Avenue                      West Malling, UK               224,322             1999            40 yrs.
39 Kings Hill Avenue                      West Malling, UK               201,524             1999            40 yrs.
4 Abbey Wood Road                         West Malling, UK               155,053             2001            40 yrs.
18 Kings Hill Avenue                      West Malling, UK               397,746             1999            40 yrs.
                                                                    ------------
Subtotal Operating Real Estate                                      $404,617,087
                                                                    ============

DEVELOPMENT IN PROGRESS
2301 Renaissance Boulevard                King of Prussia, PA       $          -             2001            N/A
1500 Liberty Ridge Drive                  Wayne, PA                            -             2001            N/A
1515 Grundy's Lane                        Bristol, PA                          -             2001            N/A
3200 Horizon Drive                        King of Prussia, PA                  -             2001            N/A
301 Berkeley Drive                        Bridgeport, NJ                       -             2001            N/A
74 West Broad Street                      Bethlehem, PA                        -             2000            N/A
8150 Industrial Boulevard                 Allentown, PA                        -             2000            N/A
8250 Industrial Boulevard                 Allentown, PA                        -             2000            N/A
650 Boulder Drive                         Allentown, PA                        -             2000            N/A
1605 Valley Center Parkway                Bethlehem, PA                        -             2001            N/A
3400 High Point Boulevard                 Bethlehem, PA                        -             2001            N/A
6250 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
6210 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
6240 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
5715 Old Shakopee Road West               Bloomington, MN                      -             2001            N/A
5735 Old Shakopee Road West               Bloomington, MN                      -             2001            N/A
20 Wright Avenue                          Hunt Valley, MD                      -             2001            N/A
200 Westgate Parkway                      Richmond, VA                         -             2001            N/A
1305 Executive Boulevard                  Chesapeake, VA                       -             2001            N/A
1313 Executive Boulevard                  Chesapeake, VA                       -             2001            N/A
3 Independence Pointe                     Greenville, SC                       -             2000            N/A


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
DEVELOPMENT IN PROGRESS - Continued
5 Independence Pointe                     Greenville, SC                       -             2000            N/A
1400 Mendenhall Oaks Parkway              High Point, NC                       -             2001            N/A
4191 Mendenhall Oaks Parkway              High Point, NC                       -             2000            N/A
979 Batesville Road                       Greer, SC                            -             2001            N/A
4887 Belfort Road                         Jacksonville, FL                     -             2000            N/A
7255 Salisbury Road                       Jacksonville, FL                     -             2000            N/A
2416 Lake Orange Drive                    Orlando, FL                          -             2000            N/A
16605 Air Center Boulevard                Houston, TX                          -             2001            N/A
4503 Woodland Corporate Boulevard         Tampa, FL                            -             2000            N/A
4505 Woodland Corporate Boulevard         Tampa, FL                            -             2000            N/A
4511 Woodland Corporate Boulevard         Tampa, FL                            -             2000            N/A
7851-61 Woodland Center Parkway           Tampa, FL                            -             2001            N/A
7805 Hudson Road                          Woodbury, MN                         -             2000            N/A
4600 Nathan Lane                          Plymouth, MN                         -             2000            N/A
8911 Columbine Road                       Eden Prairie, MN                     -             2000            N/A
5775 Old Shakopee Road West               Bloomington, MN                      -             2001            N/A
2600 Bellingham Drive                     Troy, MI                             -             2000            N/A
2710 Bellingham Drive                     Troy, MI                             -             2000            N/A
10855 West Park Place                     Milwaukee, WI                        -             2001            N/A
30 Kings Hill Avenue                      West Malling, UK                     -             2001            N/A
Aymer House                               Chertsey, UK                         -             2001            N/A
Uxbridge                                  London, UK                           -             2001            N/A
                                                                    ------------
Subtotal Development in Progress                                    $          -
                                                                    ============

LAND HELD FOR DEVELOPMENT
Keystone Industrial Park Land             Bristol, PA               $          -             1999            N/A
50 Prudential Road                        Horsham, PA                          -             1999            N/A
1710 Arch Street                          Philadelphia, PA                     -             2000            N/A
1722 Arch Street                          Philadelphia, PA                     -             2000            N/A
JFK & Arch Parking Lots/Land (East)       Philadelphia, PA                     -             2000            N/A
JFK & Arch Parking Lots/Land (West)       Philadelphia, PA                     -             2000            N/A
425 Privet Road                           Horsham, PA                          -             2001            N/A
425 Privet Road                           Horsham, PA                          -             2001            N/A
Quarry Ridge Land                         Malvern, PA                          -             2001            N/A
Commodore Business Park                   Logan, NJ                            -             1995            N/A
Marlton Executive Park Land               Marlton, NJ                          -             1994            N/A
800 Arlington Boulevard Expansion Land    Logan, NJ                            -             1999            N/A
300 Fellowship Road Land                  Mt. Laurel, NJ                       -             2001            N/A
Lehigh Valley Corporate Center Land       Bethlehem, PA                        -             1987            N/A
LVCC Phase 2 Land                         Bethlehem, PA                        -             1998            N/A
650 Boulder Drive Expansion               Allentown, PA                        -             2001            N/A
9th & Hamilton Streets                    Allentown, PA                        -             2001            N/A
Columbia Crossing Land                    Columbis, MD                         -             2000            N/A
6250 Old Dobbin Lane                      Columbia, MD                         -             2000            N/A
Hunt Valley Land                          Hunt Valley, MD                      -             2001            N/A
Fairgrounds Distribution Center Land      Richmond, VA                         -             1995            N/A
Rivers' Bend Business Park                Chesterfield, VA                     -             1995            N/A
Woodlands Center Land                     Sandston, VA                         -             1996            N/A
501 H P Way                               Chesterfield, VA                     -             1996            N/A
Eastport VII                              Richmond, VA                         -             1997            N/A
Eastport VIII                             Richmond, VA                         -             1997            N/A
Eastport IX                               Richmond, VA                         -             1997            N/A
Westmoreland II Land                      Virginia Beach, VA                   -             1998            N/A
Westmoreland III Land                     Virginia Beach, VA                   -             1998            N/A
Volvo Center Land                         Hampton, VA                          -             2000            N/A
Lakefront Plaza II Land                   Hampton, VA                          -             2001            N/A
Mendenhall Business Park I                High Point, NC                       -             1995            N/A
Independence Pointe Land                  Greenville, SC                       -             1997            N/A
Eagle Hill Business Park Land             High Point, NC                       -             1999            N/A
Southpark Business Park                   Jacksonville, FL                     -             1994            N/A
Liberty Business Park Land                Jacksonville, FL                     -             1995            N/A
7024 AC Skinner Parkway                   Jacksonville, FL                     -             1995            N/A
Silo Bend Land                            Tampa, FL                            -             1996            N/A
Exchange Place Land                       Orlando, FL                          -             1997            N/A
Belfort Road                              Jacksonville, FL                     -             1998            N/A
Butler Plaza Land                         Jacksonville, FL                     -             1998            N/A
South Center Land                         Orlando, FL                          -             1999            N/A
South Center Land                         Orlando, FL                          -             1999            N/A
Orlando Corporate Center Land             Orlando, FL                          -             2000            N/A
Salisbury Road Land                       Jacksonville, FL                     -             2000            N/A
Central Green Land                        Houston, TX                          -             2001            N/A
Woodland Corporate Center Land            Tampa, FL                            -             1998            N/A
6119 W. Linebaugh Avenue                  Tampa, FL                            -             2000            N/A
Pompano Bus Park Land-Lots 100,101        Boca Raton, FL                       -             1998            N/A
Pompano Bus Park Land-Lots 60, 61         Boca Raton, FL                       -             1998            N/A
Boca Colannade Land                       Boca Raton, FL                       -             1998            N/A
Lake Smetana Business Park                Eden Prairie, MN                     -             1998            N/A
8855 Columbine Road                       Eden Prairie, MN                     -             2000            N/A
5705 Old Shakopee Road W. Land            Bloomington, MN                      -             2001            N/A
Romulus Land                              Romulus, MI                          -             1998            N/A
Big Beaver Airport Land                   Troy, MI                             -             1999            N/A
Park Place South Land                     Milwaukee, WI                        -             1999            N/A


                                 LIBERTY PROPERTY LIMITED PARTNERSHIP
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        AS OF DECEMBER 31, 2001

                                                                    ACCUMULATED           DATE OF
                                                                    DEPRECIATION        CONSTRUCTION    DEPRECIABLE
              PROJECT                           CITY                 @ 12/31/01        OR ACQUISITION   LIFE (YEARS)
--------------------------------------    -------------------       ------------       --------------   ------------
LAND HELD FOR DEVELOPMENT - Continued
6505 Cogswell Road                        Romulus, MI                          -             2000            N/A
Northsight Land                           Scottsdale, AZ                       -             2000            N/A
                                                                    ------------
Subtotal Land Held for Development                                  $          -
                                                                    ============

Total All Properties                                                $404,617,087
                                                                    ============

                                                            SCHEDULE III

                      LIBERTY PROPERTY LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                         2001       2000        1999
                                     ----------  ----------  ----------

REAL ESTATE:
 Balance at beginning of year        $3,543,301  $3,254,751  $3,028,142
   Additions                            377,237     406,429     339,738
   Disposition of property             (161,988)   (117,879)   (113,129)
                                     ----------  ----------  ----------

 Balance at end of year              $3,758,550  $3,543,301  $3,254,751
                                     ==========  ==========  ==========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year        $  334,415  $  270,174  $  209,023
   Depreciation expense                  88,193      82,223      74,765
   Disposition of property              (17,991)    (17,982)    (13,614)
                                     ----------  ----------  ----------

 Balance at end of year              $  404,617  $  334,415  $  270,174
                                     ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------------------------------

The information concerning the Company's trustees and executive officers required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

The information concerning the Company's executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
--------------------------------------------------------------

The information concerning the Company's trustees and executive officers required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

The information concerning the Company's trustees and executive officers required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K
----------------------------------------------------------------------

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

(A) 1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust
-------------------------------------------------------

Financial Statements - Liberty Property Trust
---------------------------------------------
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2001 and 2000

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2001, 2000 and 1999

Statements of Shareholders' Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements - Liberty Property Trust

Report of Independent Auditors - Liberty Property Limited Partnership
---------------------------------------------------------------------

Financial Statements - Liberty Property Limited Partnership
-----------------------------------------------------------
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31,
2001 and 2000

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2001, 2000 and 1999

Statements of Owners' Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements - Liberty Property Limited
Partnership

2.   FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2001 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2001 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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
                      10-Q).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
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

4.2 Indenture (the "First Indenture"), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago ("First Chicago"), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.3 First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.4 Senior Indenture (the "Second Indenture"), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.5 First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
4.6                   Second Supplemental Indenture, dated as of January
                      12, 1998, between the Operating Partnership, as
                      Issuer, and First Chicago, as Trustee,
                      supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term
                      Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "First
                      Quarter 1998 Form 10-Q)).

4.7 Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership(Incorporated by reference to Exhibit 4 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q")).

4.8 Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.9 Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership.

4.10 Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q). (Incorporated by reference to Exhibit 4.10 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.)

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
4.11                  Note, Relating to the Issuance by the Operating
                      Partnership, on January 23, 1998, of $100 Million
                      Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

4.12 Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Second Quarter 1998 Form 10-Q")).

4.13 Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1 Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 4 filed with the Registration Statement on S-8 filed with the Commission on June 7, 2001.)

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

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
10.8                  Credit Agreement, dated as of April 25, 2000, by
                      and among the Operating Partnership, the Trust, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions. (Incorporated by reference to
                      Exhibit 10.1 to the First Quarter 2000 Form
                      10-Q).

10.9 *                Liberty Property Trust - Amended Management
                      Severance Plan.

10.10 * Liberty Property Trust - Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.10 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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

                                LIBERTY PROPERTY TRUST

Date:  March 18, 2002           By:  /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                              Chairman of the Board
                              of Trustees and Chief Executive
                              Officer
/s/ WILLARD G. ROUSE III      (Principal Executive Officer)  March 18, 2002
---------------------------
Willard G. Rouse III

                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial and
/s/ GEORGE J. ALBURGER, JR.   Accounting Officer)            March 18, 2002
---------------------------
George J. Alburger, Jr.

/s/ JOSEPH P. DENNY           Trustee                        March 18, 2002
---------------------------
Joseph P. Denny

/s/ M. LEANNE LACHMAN         Trustee                        March 18, 2002
---------------------------
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ     Trustee                        March 18, 2002
---------------------------
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN         Trustee                        March 18, 2002
---------------------------
J. Anthony Hayden

/s/ DAVID L. LINGERFELT       Trustee                        March 18, 2002
---------------------------
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU       Trustee                        March 18, 2002
---------------------------
John A. Miller, CLU

/s/ STEPHEN B. SIEGEL         Trustee                        March 18, 2002
---------------------------
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.    Trustee                        March 18, 2002
---------------------------
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON          Trustee                        March 18, 2002
---------------------------
Daniel P. Garton

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

                                LIBERTY PROPERTY LIMITED PARTNERSHIP
                                BY:  Liberty Property Trust
                                     General Partner


Date:  March 18, 2002           By: /s/ WILLARD G. ROUSE III
                                --------------------------------------
                                WILLARD G. ROUSE III
                                CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                              Trustee of the
/s/ JOSEPH P. DENNY           General Partner          March 18, 2002
---------------------------
Joseph P. Denny

                              Trustee of the
/s/ M. LEANNE LACHMAN         General Partner          March 18, 2002
---------------------------
M. Leanne Lachman

                              Trustee of the
/s/ FREDERICK F. BUCHHOLZ     General Partner          March 18, 2002
---------------------------
Frederick F. Buchholz

                              Trustee of the
/s/ J. ANTHONY HAYDEN         General Partner          March 18, 2002
---------------------------
J. Anthony Hayden

                              Trustee of the
/s/ DAVID L. LINGERFELT       General Partner          March 18, 2002
---------------------------
David L. Lingerfelt

                              Trustee of the
/s/ JOHN A. MILLER, CLU       General Partner          March 18, 2002
---------------------------
John A. Miller, CLU

                              Trustee of the
/s/ STEPHEN B. SIEGEL         General Partner          March 18, 2002
---------------------------
Stephen B. Siegel

                              Trustee of the
/s/ THOMAS C. DELOACH, JR.    General Partner          March 18, 2002
---------------------------
Thomas C. DeLoach, Jr.

                              Trustee of the
/s/ DANIEL P. GARTON          General Partner          March 18, 2002
---------------------------
Daniel P. Garton

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                             DESCRIPTION
-------------         --------------------------------------------------
3.1.9                 Amendment and Restated Schedule A to the Second
                      Restated and Amended Agreement of Limited
                      Partnership of the Operating Partnership.

10.9                  Liberty Property Trust - Amended Management
                      Severance Plan.

10.10 Liberty Property Trust - Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

12.1 Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

21                    Subsidiaries.

23.1 Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2 Consent of Ernst & Young LLP relating to financial statements of the Operating
                      Partnership.

57

2