Form 10-Q
period 2002-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2002-05-13
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002


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

On May 6, 2002, 74,809,789 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
            FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at March 31, 2002 and December 31, 2001.             3

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended March
          31, 2002 and March 31, 2001.                               4

          Consolidated statements of cash flows of Liberty
          Property Trust for the three months ended March 31,
          2002 and March 31, 2001.                                   5

          Notes to consolidated financial statements for
          Liberty Property Trust.                                    6

          Consolidated balance sheets of Liberty Property
          Limited Partnership at March 31, 2002 and
          December 31, 2001.                                         9

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended March 31, 2002 and March 31, 2001.                  10

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the three months
          ended March 31, 2002 and March 31, 2001.                  11

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership.                     12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      14

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.                                                     22

Part II.  Other Information
---------------------------

Signatures                                                          24

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      MARCH 31, 2002    DECEMBER 31, 2001
                                                      --------------    -----------------
                                                       (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                             $  478,960          $  467,311
  Buildings and improvements                              2,920,688           2,874,903
  Less accumulated depreciation                            (426,904)           (404,617)
                                                         ----------          ----------
Operating real estate                                     2,972,744           2,937,597

  Development in progress                                   246,205             252,789
  Land held for development                                 160,621             163,547
                                                         ----------          ----------
Net real estate                                           3,379,570           3,353,933

Cash and cash equivalents                                    22,200              19,390
Accounts receivable                                          21,743              15,470
Deferred financing and leasing costs,
  net of accumulated amortization
  (2002, $64,490; 2001, $60,488)                             68,500              68,163
Prepaid expenses and other assets                            99,639              95,869
                                                         ----------          ----------
Total assets                                             $3,591,652          $3,552,825
                                                         ==========          ==========

LIABILITIES
Mortgage loans                                           $  347,930          $  340,131
Unsecured notes                                           1,345,000           1,345,000
Credit facility                                              98,000              68,000
Accounts payable                                             18,315              19,057
Accrued interest                                             19,275              31,392
Dividend payable                                             47,964              47,577
Other liabilities                                            85,498              83,852
                                                         ----------          ----------
Total liabilities                                         1,961,982           1,935,009

Minority interest                                           194,402             194,394

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value, 5,000,000
  shares authorized, issued and outstanding as of
  March 31, 2002 and December 31, 2001                      120,814             120,814
Common shares of beneficial interest, $.001 par
  value, 191,200,000 shares authorized, 74,408,377
  (includes 59,100 in treasury) and 73,721,045
  (includes 59,100 in treasury) shares issued and
  outstanding as of March 31, 2002 and December 31,
  2001, respectively                                             74                  74
Additional paid-in capital                                1,353,728           1,336,350
Unearned compensation                                        (2,221)             (1,056)
Distributions in excess of net income                       (35,800)            (31,433)
Common shares in treasury, at cost, 59,100 shares
  as of March 31, 2002 and December 31, 2001                 (1,327)             (1,327)
                                                         ----------          ----------
Total shareholders' equity                                1,435,268           1,423,422
                                                         ----------          ----------
Total liabilities and shareholders' equity               $3,591,652          $3,552,825
                                                         ==========          ==========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE                   THREE
                                                   MONTHS ENDED            MONTHS ENDED
                                                  MARCH 31, 2002          MARCH 31, 2001
                                                  --------------          --------------
REVENUE
Rental                                               $ 106,679             $ 102,586
Operating expense reimbursement                         40,272                41,604
Interest and other                                       1,628                 1,417
                                                     ---------             ---------
Total revenue                                          148,579               145,607
                                                     ---------             ---------

EXPENSES
Rental property                                         27,561                29,217
Real estate taxes                                       14,423                13,430
Interest                                                28,057                27,788
General and administrative                               5,969                 5,759
Depreciation and amortization                           26,506                24,944
                                                     ---------             ---------
Total expenses                                         102,516               101,138
                                                     ---------             ---------
Income before property dispositions
  and minority interest                                 46,063                44,469

Gain on property dispositions                              871                 1,477
                                                     ---------             ---------
Income before minority interest                         46,934                45,946

Minority interest                                        4,734                 4,830
                                                     ---------             ---------
Net income                                              42,200                41,116

Preferred distributions                                  2,750                 2,750
                                                     ---------             ---------
Income available to common shareholders              $  39,450             $  38,366
                                                     =========             =========
Earnings per share:
  Income per common share - basic                    $    0.53             $    0.56
                                                     =========             =========
  Income per common share - diluted                  $    0.53             $    0.55
                                                     =========             =========
  Distributions declared per common share            $    0.59             $    0.57
                                                     =========             =========
  Weighted average number of common shares
    outstanding
      Basic                                             73,899                68,415
      Diluted                                           75,103                72,600
                                                     =========             =========


See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                            THREE              THREE
                                                         MONTHS ENDED       MONTHS ENDED
                                                        MARCH 31, 2002     MARCH 31, 2001
                                                        --------------     --------------
OPERATING ACTIVITIES
Net income                                               $   42,200          $  41,116
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                              26,506             24,944
  Amortization of deferred financing costs                      908              1,029
  Minority interest in net income                             4,734              4,830
  Gain on property dispositions                                (871)            (1,477)
  Noncash compensation                                        1,188              1,152
Changes in operating assets and liabilities:
  Accounts receivable                                        (6,273)            (3,980)
  Prepaid expenses and other assets                          (4,362)            26,454
  Accounts payable                                             (742)            12,061
  Accrued interest                                          (12,117)            (9,300)
  Other liabilities                                           1,646             (7,332)
                                                         ----------          ---------
Net cash provided by operating activities                    52,817             89,497
                                                         ----------          ---------
INVESTING ACTIVITIES
Investment in properties                                    (18,987)           (27,537)
Proceeds from disposition of properties/land                 14,924             13,271
Investment in development in progress                       (33,490)           (71,065)
Investment in land held for development                      (9,796)           (21,713)
Increase in deferred leasing costs                           (4,562)            (3,979)
                                                         ----------          ---------
Net cash used in investing activities                       (51,911)          (111,023)
                                                         ----------          ---------
FINANCING ACTIVITIES
Net proceeds from issuance of common shares                  15,317              2,182
Proceeds from issuance of unsecured notes                         -            250,000
Proceeds from mortgage loans                                  9,695                  -
Repayments of mortgage loans                                 (1,896)            (5,129)
Proceeds from credit facility                                40,000             73,000
Repayments on credit facility                               (10,000)          (249,000)
Increase in deferred financing costs                              -             (3,965)
Distributions paid on common shares                         (43,430)           (38,849)
Distributions paid on preferred shares                       (2,750)            (2,750)
Distributions paid on units                                  (5,032)            (5,191)
                                                         ----------          ---------
Net cash provided by financing activities                     1,904             20,298
                                                         ----------          ---------
Increase (decrease) in cash and cash equivalents              2,810             (1,228)

Cash and cash equivalents at beginning of period             19,390              4,638
                                                         ----------          ---------
Cash and cash equivalents at end of period               $   22,200          $   3,410
                                                         ==========          =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $      649          $   1,382
Acquisition of properties                                         -               (328)
Assumption of mortgage loans                                      -                328
Conversion of convertible debentures                              -             27,496
                                                         ==========          =========

See accompanying notes.

                         LIBERTY PROPERTY TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the "Trust") and its subsidiaries, including Liberty Property Limited Partnership (the "Operating Partnership") (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2002 and 2001:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED MARCH 31, 2002                    ENDED MARCH 31, 2001
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 42,200                                  $ 41,116
Less: Preferred
 distributions            2,750                                     2,750
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                39,450       73,899       $ 0.53          38,366        68,415      $ 0.56
                                                   ======                                    ======
Dilutive shares
 Long-term compen-
 sation plans                 -        1,204                            -           932
Convertible
 debentures                   -            -                        1,371         3,253
                       --------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 39,450       75,103       $ 0.53        $ 39,737        72,600      $ 0.55
                       ========      =======       ======        ========       =======      ======

NOTE 2 - ORGANIZATION
---------------------

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.0% of the common equity of the Operating Partnership at March 31, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

The Company reviews the performance of the portfolio on a geographic basis. The following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland, Tampa, Florida; South Florida; and the United Kingdom). The Company's reportable segments are distinct business units, which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED MARCH 31, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 44,994  $ 11,703  $ 14,934  $ 12,430   $  9,029  $ 11,361  $ 12,354  $ 15,395  $ 14,751 $146,951
Rental property
 expenses and
 real estate taxes     12,797     3,737     3,262     3,165      2,717     2,630     4,527     4,874     4,275   41,984
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property-level net
 operating income      32,197     7,966    11,672     9,265      6,312     8,731     7,827    10,521    10,476  104,967

Other income/expenses, net                                                                                       58,904
                                                                                                               --------
Income before property dispositions and minority interest                                                        46,063

Gain on property dispositions                                                                                       871

Minority interest                                                                                                 4,734

Preferred distributions                                                                                           2,750
                                                                                                               --------
Income available to common shareholders                                                                        $ 39,450
                                                                                                               ========

FOR THE THREE MONTHS ENDED MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 43,094  $ 11,686  $ 14,665  $ 10,754   $ 10,982  $ 11,648  $ 11,923  $ 14,177  $ 15,261 $144,190
Rental property
 expenses and
 real estate taxes     13,167     3,761     4,256     2,474      2,998     2,986     4,569     4,322     4,114   42,647
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property-level net
 operating income      29,927     7,925    10,409     8,280      7,984     8,662  $  7,354     9,855    11,147  101,543

Other income/expenses, net                                                                                       57,074
                                                                                                               --------
Income before property dispositions and minority interest                                                        44,469

Gain on property dispositions                                                                                     1,477

Minority interest                                                                                                 4,830

Preferred distributions                                                                                           2,750
                                                                                                               --------
Income available to common shareholders                                                                        $ 38,366
                                                                                                               ========


NOTE 4 - ADOPTION OF ACCOUNTING STANDARD
----------------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption did not have a material impact on the Company's results of operations or financial position.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                       MARCH 31, 2002   DECEMBER 31, 2001
                                                       --------------   -----------------
                                                         (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  478,960          $  467,311
  Buildings and improvements                             2,920,688           2,874,903
  Less accumulated depreciation                           (426,904)           (404,617)
                                                        ----------          ----------
Operating real estate                                    2,972,744           2,937,597

  Development in progress                                  246,205             252,789
  Land held for development                                160,621             163,547
                                                        ----------          ----------
Net real estate                                          3,379,570           3,353,933

Cash and cash equivalents                                   22,200              19,390
Accounts receivable                                         21,743              15,470
Deferred financing and leasing costs,
  net of accumulated amortization
  (2002, $64,490; 2001, $60,488)                            68,500              68,163
Prepaid expenses and other assets                           99,639              95,869
                                                        ----------          ----------
Total assets                                            $3,591,652          $3,552,825
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  347,930          $  340,131
Unsecured notes                                          1,345,000           1,345,000
Credit facility                                             98,000              68,000
Accounts payable                                            18,315              19,057
Accrued interest                                            19,275              31,392
Distributions payable                                       47,964              47,577
Other liabilities                                           85,498              83,852
                                                        ----------          ----------
Total liabilities                                        1,961,982           1,935,009

Minority interest                                            6,188               6,173

OWNERS' EQUITY
General partner's equity - preferred units                 120,814             120,814
                         - common units                  1,314,454           1,302,608
Limited partners' equity - preferred units                 112,516             112,516
                         - common units                     75,698              75,705
                                                        ----------          ----------
Total owners' equity                                     1,623,482           1,611,643
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,591,652          $3,552,825
                                                        ==========          ==========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (UNAUDITED AND IN THOUSANDS)

                                                      THREE                THREE
                                                   MONTHS ENDED         MONTHS ENDED
                                                  MARCH 31, 2002       MARCH 31, 2001
                                                  --------------       --------------
REVENUE
Rental                                                $ 106,679             $ 102,586
Operating expense reimbursement                          40,272                41,604
Interest and other                                        1,628                 1,417
                                                      ---------             ---------
Total revenue                                           148,579               145,607
                                                      ---------             ---------

EXPENSES
Rental property                                          27,561                29,217
Real estate taxes                                        14,423                13,430
Interest                                                 28,057                27,788
General and administrative                                5,969                 5,759
Depreciation and amortization                            26,506                24,944
                                                      ---------             ---------
Total expenses                                          102,516               101,138
                                                      ---------             ---------
Income before property dispositions                      46,063                44,469

Gain on property dispositions                               871                 1,477
                                                      ---------             ---------
Net income                                            $  46,934             $  45,946
                                                      =========             =========

Net income allocated to general partner               $  42,200             $  41,116
                                                      =========             =========
Net income allocated to limited partners              $   4,734             $   4,830
                                                      =========             =========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                           THREE                 THREE
                                                        MONTHS ENDED          MONTHS ENDED
                                                       MARCH 31, 2002        MARCH 31, 2001
                                                       --------------        --------------
OPERATING ACTIVITIES
Net income                                                $   46,934           $  45,946
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                               26,506              24,944
  Amortization of deferred financing costs                       908               1,029
  Gain on property dispositions                                 (871)             (1,477)
  Noncash compensation                                         1,188               1,152
Changes in operating assets and liabilities:
  Accounts receivable                                         (6,273)             (3,980)
  Prepaid expenses and other assets                           (4,362)             26,454
  Accounts payable                                              (742)             12,061
  Accrued interest                                           (12,117)             (9,300)
  Other liabilities                                            1,646              (7,332)
                                                          ----------           ---------
Net cash provided by operating activities                     52,817              89,497
                                                          ----------           ---------
INVESTING ACTIVITIES
Investment in properties                                     (18,987)            (27,537)
Proceeds from disposition of properties/land                  14,924              13,271
Investment in development in progress                        (33,490)            (71,065)
Investment in land held for development                       (9,796)            (21,713)
Increase in deferred leasing costs                            (4,562)             (3,979)
                                                          ----------           ---------
Net cash used in investing activities                        (51,911)           (111,023)
                                                          ----------           ---------
FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes                          -             250,000
Proceeds from mortgage loans                                   9,695                   -
Repayments of mortgage loans                                  (1,896)             (5,129)
Proceeds from credit facility                                 40,000              73,000
Repayments on credit facility                                (10,000)           (249,000)
Increase in deferred financing costs                               -              (3,965)
Capital contributions                                         15,317               2,182
Distributions to partners                                    (51,212)            (46,790)
                                                          ----------           ---------
Net cash provided by financing activities                      1,904              20,298
                                                          ----------           ---------
Increase (decrease) in cash and cash equivalent                2,810              (1,228)

Cash and cash equivalents at beginning of period              19,390               4,638
                                                          ----------           ---------
Cash and cash equivalents at end of period                $   22,200           $   3,410
                                                          ==========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                          $      649           $   1,382
Acquisition of properties                                          -                (328)
Assumption of mortgage loans                                       -                 328
Conversion of convertible debentures                               -              27,496
                                                          ==========           =========


See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the "Operating Partnership") and its direct and indirect subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.0% of the common equity of the Operating Partnership at March 31, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

NOTE 3 - SEGMENT INFORMATION
----------------------------

The Company reviews the performance of the portfolio on a geographic basis. The following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland, Tampa, Florida; South Florida; and the United Kingdom). The Company's reportable segments are distinct business units, which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

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

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED MARCH 31, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 44,994  $ 11,703  $ 14,934  $ 12,430   $  9,029  $ 11,361  $ 12,354  $ 15,395  $ 14,751 $146,951
Rental property
 expenses and
 real estate taxes     12,797     3,737     3,262     3,165      2,717     2,630     4,527     4,874     4,275   41,984
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property-level net
 operating income      32,197     7,966    11,672     9,265      6,312     8,731     7,827    10,521    10,476  104,967

Other income/expenses, net                                                                                       58,904
                                                                                                               --------
Income before property dispositions                                                                              46,063

Gain on property dispositions                                                                                       871
                                                                                                               --------
Net income                                                                                                     $ 46,934
                                                                                                               ========
Net income allocated to general partner                                                                        $ 42,200
                                                                                                               ========
Net income allocated to limited partners                                                                       $  4,734
                                                                                                               ========

FOR THE THREE MONTHS ENDED MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 43,094  $ 11,686  $ 14,665  $ 10,754   $ 10,982  $ 11,648  $ 11,923  $ 14,177  $ 15,261 $144,190
Rental property
 expenses and real
 estate taxes          13,167     3,761     4,256     2,474      2,998     2,986     4,569     4,322     4,114   42,647
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property-level net
 operating income      29,927     7,925    10,409     8,280      7,984     8,662     7,354     9,855    11,147  101,543

Other income/expenses, net                                                                                       57,074
                                                                                                               --------
Income before property dispositions                                                                              44,469

Gain on property dispositions                                                                                     1,477
                                                                                                               --------
Net income                                                                                                     $ 45,946
                                                                                                               ========
Net income allocated to general partner                                                                        $ 41,116
                                                                                                               ========
Net income allocated to limited partners                                                                       $  4,830
                                                                                                               ========

NOTE 4 - ADOPTION OF ACCOUNTING STANDARD
----------------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption did not have a material impact on the Company's results of operations or financial position.

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

The Company's operating results depend primarily upon income from rental operations. This income is substantially influenced by rental demand for the properties in operation. The general slowdown in the economy has negatively affected occupancy rates. Occupancy rates as of March 31, 2002 and 2001 are provided in the table below. Rental operations have been negatively impacted by occupancy declines. Declines in occupancy have been partially offset by rental rate increases the Company has realized on renewal and replacement leases. To the extent this trend continues, the Company may experience little to no increase in "Same Store" property-level operating income.

The Company seeks to achieve growth in operating income from its development pipeline activity. The decline in demand for real estate has also negatively impacted the pre-leasing occupancy levels and rental rates of the properties under development. If this demand trend continues, the contribution to growth in income from properties under development may decline. The Company anticipates that its development efforts in 2002 will be principally focused on build-to-suit development opportunities.

The composition of the Company's properties in operation as of March 31, 2002 and 2001 is as follows (in thousands, expect percentages):

                                     TOTAL           PERCENT OF TOTAL
                                  SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                ----------------     ----------------     ----------------
                                    MARCH 31,            MARCH 31,            MARCH 31,
TYPE                             2002     2001         2002     2001        2002     2001
-------------------------       -------  -------     -------  -------     -------  -------
Industrial - Distribution        21,206   21,102       42.3%    42.7%       97.7%    95.0%
Industrial - Flex                12,866   12,657       25.7%    25.6%       90.4%    96.1%
Office                           16,084   15,694       32.0%    31.7%       91.6%    94.5%
                                -------  -------     -------  -------     -------  -------
Total                            50,156   49,453      100.0%   100.0%       93.9%    95.1%
                                =======  =======     =======  =======     =======  =======

Geographic segment data for the three months ended March 31, 2002 and 2001 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements.

FORWARD-LOOKING STATEMENTS

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

CAPITALIZED COSTS
Expenditures directly related to acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments.

IMPAIRMENT OF REAL ESTATE
The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of March 31, 2002 and 2001, none of the Company's assets were considered impaired.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2002 (unaudited) with the results of operations of the Company for the three months ended March 31, 2001 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2002 and 2001, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three months ended March 31, 2002 compared to the three months ended March 31, 2001.
-----------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $148.6 million from $145.6 million for the three months ended March 31, 2002 compared to the same period in 2001. This increase is primarily due to the net increased investment in properties developed, acquired, or disposed of during the respective periods. The average gross investment in operating real estate owned for the quarter ended March 31, 2002 was $3,370.9 million as compared to $3,235.0 million for the quarter ended March 31, 2001.

The following is a summary of the Company's acquisition, development and disposition activity for the three months ended March 31, 2002 and 2001:

                                         2002                               2001
                              -----------------------------     -----------------------------
                              NO. OF   TOTAL INVESTMENT (1)     NO. OF   TOTAL INVESTMENT (1)
                              BLDGS.       OR PROCEEDS           BLDGS.       OR PROCEEDS
                              ------   --------------------     ------   --------------------
                                           (in millions)                     (in millions)
Properties owned as of:
Beginning January 1,             645                               652
  Acquisitions                     -           $    -                3          $ 23.8
  Completed developments           8             57.1                7            56.7
  Dispositions                    (2)           (12.8)              (2)           (4.4)
                                ----                              ----
March 31,                        651                               660
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

The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) decreased to 95.9% for the three months ended March 31, 2002 from 97.6% for the three months ended March 31, 2001, due to the decrease in average occupancy during the respective periods.

Rental property and real estate tax expenses decreased to $42.0 million from $42.6 million for the three months ended March 31, 2002 compared to the same period in 2001. This decrease is due to a decrease in snow removal and other seasonal operating costs during the mild 2002 winter compared to 2001, partially offset by an increased investment in properties owned during respective periods.

Property-level net operating income for the Same Store properties (properties owned as of January 1, 2001) decreased to $94.4 million for the three months ended March 31, 2002 from $94.9 million for the three months ended March 31, 2001, on a straight line basis, (which recognizes rental revenue evenly over the life of the lease), and increased to $92.7 million for the three months ended March 31, 2002 from $92.3 million for the three months ended March 31, 2001, on a cash basis. These variances, a decrease of 0.5% and an increase of 0.4%, respectively, are due to increases in rental rates for the properties, partially offset by a decrease in occupancy.

Set forth below is a schedule comparing the property-level net operating income for the Same Store properties for the three months ended March 31, 2002 and 2001 (in thousands).

                                       STRAIGHT LINE BASIS          CASH BASIS
                                      ---------------------    ---------------------
                                          QUARTER ENDED            QUARTER ENDED
                                      ---------------------    ---------------------
                                      MARCH 31,   MARCH 31,    MARCH 31,   MARCH 31,
                                        2002        2001          2002        2001
                                      ---------   ---------    ---------   ---------
Rental Revenue                        $ 95,673    $ 95,699     $ 94,006    $ 93,162
                                      --------    --------     --------    --------
Operating expenses:
  Rental property expense               25,704      27,783       25,704      27,783
  Real estate taxes                     12,847      12,540       12,847      12,540
  Operating expense recovery           (37,248)    (39,484)     (37,248)    (39,484)
                                      --------    --------     --------    --------
Unrecovered operating expenses           1,303         839        1,303         839
                                      --------    --------     --------    --------
Property-level net operating income   $ 94,370    $ 94,860     $ 92,703    $ 92,323
                                      ========    ========     ========    ========

General and administrative expenses increased to $6.0 million for the three months ended March 31, 2002 from $5.8 million compared to the same period in 2001. This increase is primarily due to the ongoing funding of initiatives which the Company undertook relating to training, property management and marketing.

Depreciation and amortization expense increased to $26.5 million from $24.9 million for the three months ended March 31, 2002 compared to the same period in 2001. This increase is primarily due to an increase in the investment in properties owned during the respective periods.

Interest expense increased to $28.1 million from $27.8 million for the three months ended March 31, 2002 compared to the same period in 2001.
This increase is due to an increase in the average debt outstanding for the respective periods, which was $1,772.0 million for the three months ended

March 31, 2002 compared to $1,724.7 million for the same period in 2001. The affect of the increase in the average debt outstanding was partially offset by a decrease in interest rates. The weighted average interest rates for the respective periods have decreased from 7.60% for the three months ended March 31, 2001 to 7.23% for the three months ended March 31, 2002.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the three months ended March 31, 2002 was $5.0 million as compared to $5.9 million for the three months ended March 31, 2001. These costs are not included in the interest expense as discussed above.

In the first quarter of 2002, the Company realized a gain on property dispositions of $871,000, due to the sale of two properties and three parcels of land for $15.5 million. In the first quarter of 2001, the Company realized a gain on property dispositions of $1.5 million, due to the sale of two properties, one development property and two parcels of land for $13.6 million.

As a result of the foregoing, the Company's income before minority interest increased to $46.9 million for the three months ended March 31, 2002 from $45.9 million for the three months ended March 31, 2001. In addition, net income increased to $42.2 million for the three months ended March 31, 2002 from $41.1 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash and cash equivalents of $22.2 million.

Net cash flow provided by operating activities decreased to $52.8 million for the three months ended March 31, 2002 from $89.5 million for the three months ended March 31, 2001. This $36.7 million decrease was primarily due to the fluctuations in prepaid expenses and other liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company's properties in operation.

Net cash used in investing activities decreased to $51.9 million for the three months ended March 31, 2002 from $111.0 million for the three months ended March 31, 2001. This decrease primarily resulted from a decrease in investment in development in progress and land held for development in 2002, which is consistent with the general economic slowdown.

Cash flows provided by financing activities decreased by $18.4 million for the three months ended March 31, 2002 versus the three months ended March 31, 2001. This decrease is primarily due to the decreased utilization of the credit facility. This decrease is consistent with the decrease in the level of the Company's investment activities particularly in development as described above. Net cash provided by financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. It is a source of capital utilized by the Company to fund investment activities.

The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources to include proceeds from the disposition of properties. In 2000, the Company increased its borrowing capacity and obtained a $450 million unsecured credit facility, (the "Credit Facility"). The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures to include debt to gross assets and earnings to fixed charges ratios. As of March 31, 2002 the Company's debt to gross assets ratio was 44.6%, and the earnings to fixed charges ratio was 2.60. Debt to gross assets equals total long term debt divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest plus interest expense and depreciation and amortization expense divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's, S&P and Fitch. During 2001, Standard and Poor's Ratings Group ("S&P") and Moody's Investors Services, Inc. ("Moody's") raised their corporate credit rating for the Company from BBB- to BBB and from Baa3 to Baa2, respectively. In 2001, Fitch, Inc. ("Fitch") initiated coverage on the Company with a BBB senior debt rating. At the Company's current ratings, the interest rate for borrowings under the Credit Facility is 105 basis points over LIBOR, or 3.0% on March 31, 2002.

As of March 31, 2002, $347.9 million in mortgage loans and $1,345.0 million in unsecured notes were outstanding. The interest rates on $1,667.9 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $25.0 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and the unsecured notes is 6.7 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of March 31, 2002 are as follows (in thousands, except percentages):

                     MORTGAGES                                             WEIGHTED
            --------------------------    UNSECURED                        AVERAGE
            AMORTIZATION    MATURITIES      NOTES           TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2002           $   6,171     $       -       100,000      $  106,171           6.6%
2003               8,092        26,606        50,000          84,698           7.3%
2004               8,167        35,594       100,000         143,761           7.0%
2005               7,091       115,039             -         122,130           7.6%
2006               5,002        30,078       100,000         135,080           7.2%
2007               4,543             -       100,000         104,543           7.3%
2008               4,237        29,268             -          33,505           7.2%
2009               2,146        42,050       270,000         314,196           7.8%
2010               1,348             -       200,000         201,348           8.5%
2011               1,098         3,533       250,000         254,631           7.3%
2012                 192        17,675             -          17,867           7.7%
2013                   -             -        75,000 (1)      75,000           6.4%
2018                   -             -       100,000         100,000           7.5%
               ---------     ---------    ----------      ----------         ------
               $  48,087     $ 299,843    $1,345,000      $1,692,930           7.4%
               =========     =========    ==========      ==========         ======
(1)  Callable in 2003.

GENERAL

The Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. In addition, the Company has continued to focus on improving the performance of the Same Store portfolio by achieving and maintaining high occupancy levels and maximizing rental rates.

The expiring square feet and annual base rent by year for the properties in operation as of March 31, 2002 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2002            3,453    $ 14,661     1,606    $ 13,212     1,578    $ 20,033     6,637    $ 47,906
2003            1,797       8,039     2,374      20,533     1,748      23,483     5,919      52,055
2004            1,918       9,727     1,914      16,969     1,642      25,291     5,474      51,987
2005            2,826      14,662     1,342      12,541     2,891      42,030     7,059      69,233
2006            2,796      12,885     1,625      18,330     1,298      19,643     5,719      50,858
2007              897       5,149       716       6,865       769      12,329     2,382      24,343
Thereafter      7,033      39,212     2,057      23,012     4,807      81,315    13,897     143,539
               ------    --------    ------    --------    ------    --------    ------    --------
Total          20,720    $104,335    11,634    $111,462    14,733    $224,124    47,087    $439,921
               ======    ========    ======    ========    ======    ========    ======    ========

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 3.5 million square feet of properties under development as of March 31, 2002 are as follows (in thousands, except percentages):

                                  SQUARE FEET
                         -----------------------------        PERCENT
   SCHEDULED             IND-    IND-                        PRE-LEASED       TOTAL
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    MARCH 31, 2002   INVESTMENT
----------------        ------  ------  -------  ------    --------------   ----------
2nd Quarter 2002           114     170      161     445         67.2%        $ 37,965
3rd Quarter 2002           300     291      442   1,033         52.6%         100,509
4th Quarter 2002           654       -      189     843         63.7%          50,385
1st Quarter 2003            55       -      792     847         67.5%         132,145
Thereafter                   -     127      190     317         42.6%          83,495
                         -----   -----    -----   -----        ------        --------
Total                    1,123     588    1,774   3,485         59.9%        $404,499
                         =====   =====    =====   =====        ======        ========

The Company's sources of capital include the public debt and equity markets, proceeds from property dispositions and net cash provided from its operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.

In 2001, the Company received approximately $246.2 million in net proceeds from the issuance of unsecured notes. The Company used the net proceeds to pay down borrowings on the Credit Facility which is used to fund development and acquisition activity.

The Company has authorized a share repurchase program whereby the Company may purchase up to $100 million of the Company's common shares, convertible debentures or preferred shares. Through May 6, 2002, the Company purchased 59,100 common shares and purchased convertible debentures exchangeable into 877,950 common shares. The total cost for the purchase of the common shares and convertible debentures was approximately $21.9 million. The convertible debentures matured in July 2001.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the "Shelf Registration Statement"). As of May 6, 2002, pursuant to this Shelf Registration Statement, the Trust had the capacity to issue up to $688.4 million in equity securities and the Operating Partnership had the capacity to issue up to $561.1 million in debt securities.

RELATED PARTY TRANSACTIONS
Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the three months ended March 31, 2002 and 2001, the fees for these services were $150,000 per quarter. The Company had accounts receivable and loans receivable from Rouse Kent Limited and affiliates with balances of $4.4 million and $19.9 million, respectively, as of March 31, 2002 and $6.5 million and $12.9 million, respectively, as of March 31, 2001. The Company has the option to purchase this affiliate for a nominal consideration.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund dividends and on-going capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from the disposition of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three months ended March 31, 2002 and March 31, 2001 are as follows:

                                                                THREE MONTHS ENDED
                                                                  (IN THOUSANDS)
                                                               ---------------------
                                                               MARCH 31,   MARCH 31,
                                                                 2002        2001
                                                               ---------   ---------
Income available to common shareholders                        $ 39,450    $ 38,366
Adjustments:
  Minority interest less preferred unit distributions             2,081       2,177
  Depreciation and amortization                                  26,078      24,533
  Gain on disposition of properties                                (871)     (1,477)
                                                               ========    ========
Funds from operations                                          $ 66,738    $ 63,599
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001.

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

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      May 13, 2002
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees and
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 13, 2002
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      May 13, 2002
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees and
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   May 13, 2002
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President








12