Form 10-Q
period 2002-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2002-08-12
CIK 921112, 921113

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002


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

On August 6, 2002, 75,545,531 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

       LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
            FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002

INDEX
-----

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements (unaudited)                         Page
                                                                   ----
          Consolidated balance sheets of Liberty Property
          Trust at June 30, 2002 and December 31, 2001..............  3

          Consolidated statements of operations of Liberty
          Property Trust for the three months ended June 30,
          2002 and June 30, 2001....................................  4

          Consolidated statements of operations of Liberty
          Property Trust for the six months ended June 30,
          2002 and June 30, 2001....................................  5

          Consolidated statements of cash flows of Liberty
          Property Trust for the six months ended June 30,
          2002 and June 30, 2001....................................  6

          Notes to consolidated financial statements for
          Liberty Property Trust....................................  7

          Consolidated balance sheets of Liberty Property
          Limited Partnership at June 30, 2002 and
          December 31, 2001......................................... 11

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the three months
          ended June 30, 2002 and June 30, 2001..................... 12

          Consolidated statements of operations of Liberty
          Property Limited Partnership for the six months
          ended June 30, 2002 and June 30, 2001..................... 13

          Consolidated statements of cash flows of Liberty
          Property Limited Partnership for the six months
          ended June 30, 2002 and June 30, 2001..................... 14

          Notes to consolidated financial statements for
          Liberty Property Limited Partnership...................... 15

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................... 18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk...................................................... 27

Part II.  Other Information
---------------------------

Signatures.......................................................... 30

Exhibit Index....................................................... 31

                     CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       JUNE 30, 2002    DECEMBER 31, 2001
                                                       -------------    -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                             $  485,393          $  467,311
  Buildings and improvements                              2,955,825           2,874,903
  Less accumulated depreciation                            (450,032)           (404,617)
                                                         ----------          ----------
Operating real estate                                     2,991,186           2,937,597

  Development in progress                                   241,406             252,789
  Land held for development                                 160,803             163,547
                                                         ----------          ----------
Net real estate                                           3,393,395           3,353,933

Cash and cash equivalents                                    30,742              19,390
Accounts receivable                                           8,786              15,470
Deferred financing and leasing costs,
  net of accumulated amortization
  (2002, $68,469; 2001, $60,488)                             67,267              68,163
Prepaid expenses and other assets                           110,127              95,869
                                                         ----------          ----------
Total assets                                             $3,610,317          $3,552,825
                                                         ==========          ==========

LIABILITIES
Mortgage loans                                           $  342,034          $  340,131
Unsecured notes                                           1,245,000           1,345,000
Credit facility                                             166,000              68,000
Accounts payable                                             20,485              19,057
Accrued interest                                             29,257              31,392
Dividend payable                                             48,321              47,577
Other liabilities                                            90,683              83,852
                                                         ----------          ----------
Total liabilities                                         1,941,780           1,935,009

Minority interest                                           217,654             194,394

SHAREHOLDERS' EQUITY
Series A preferred shares, $.001 par value, 5,000,000
  shares authorized, issued and outstanding as of
  June 30, 2002 and December 31, 2001                       120,814             120,814
Common shares of beneficial interest, $.001 par
  value, 191,200,000 shares authorized, 75,093,666
  (includes 59,100 in treasury) and 73,721,045
  (includes 59,100 in treasury) shares issued and
  outstanding as of June 30, 2002 and December 31,
  2001, respectively                                             75                  74
Additional paid-in capital                                1,371,653           1,336,350
Unearned compensation                                        (2,064)             (1,056)
Distributions in excess of net income                       (38,268)            (31,433)
Common shares in treasury, at cost, 59,100 shares
  as of June 30, 2002 and December 31, 2001                  (1,327)             (1,327)
                                                         ----------          ----------
Total shareholders' equity                                1,450,883           1,423,422
                                                         ----------          ----------
Total liabilities and shareholders' equity               $3,610,317          $3,552,825
                                                         ==========          ==========

See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE                  THREE
                                                       MONTHS ENDED           MONTHS ENDED
                                                      JUNE 30, 2002          JUNE 30, 2001
                                                      -------------          -------------
REVENUE
Rental                                                   $ 106,278             $ 104,149
Operating expense reimbursement                             39,278                37,462
Interest and other                                           2,885                 1,297
                                                         ---------             ---------
Total revenue                                              148,441               142,908
                                                         ---------             ---------

EXPENSES
Rental property                                             27,562                25,473
Real estate taxes                                           14,665                13,088
Interest                                                    28,433                27,961
General and administrative                                   5,615                 5,455
Depreciation and amortization                               27,632                24,675
                                                         ---------             ---------
Total expenses                                             103,907                96,652
                                                         ---------             ---------
Income before property dispositions
  and minority interest                                     44,534                46,256
Gain on disposition of properties                            1,760                   717
Minority interest                                           (5,920)               (4,877)
                                                         ---------             ---------
Income from continuing operations                           40,374                42,096

Discontinued operations net of minority interest
  (including net gain on property dispositions of
   $4,072 for the three months ended June 30, 2002)          4,130                   309
                                                         ---------             ---------
Net income                                                  44,504                42,405
Preferred share distributions                                2,750                 2,750
                                                         ---------             ---------
Income available to common shareholders                  $  41,754             $  39,655
                                                         =========             =========
Earnings per share:
  Basic income per common share:
    Continuing operations                                $    0.50             $    0.56
    Discontinued operations                                   0.06                     -
                                                         ---------             ---------
  Total                                                  $    0.56             $    0.56
                                                         =========             =========

  Diluted income per common share:
    Continuing operations                                $    0.50             $    0.56
    Discontinued operations                                   0.05                     -
                                                         ---------             ---------
  Total                                                  $    0.55             $    0.56
                                                         =========             =========

Distributions declared per common share                  $    0.59             $    0.57
                                                         =========             =========

Weighted average number of common shares outstanding
  Basic                                                     74,622                70,241
  Diluted                                                   76,187                71,387
                                                         =========             =========


See accompanying notes.

              CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
                  (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           SIX                    SIX
                                                       MONTHS ENDED           MONTHS ENDED
                                                      JUNE 30, 2002          JUNE 30, 2001
                                                      -------------          -------------
REVENUE
Rental                                                   $ 212,393             $ 206,459
Operating expense reimbursement                             79,478                78,976
Interest and other                                           4,527                 2,725
                                                         ---------             ---------
Total revenue                                              296,398               288,160
                                                         ---------             ---------

EXPENSES
Rental property                                             55,088                54,641
Real estate taxes                                           29,051                26,481
Interest                                                    56,385                55,663
General and administrative                                  11,571                11,214
Depreciation and amortization                               54,012                49,540
                                                         ---------             ---------
Total expenses                                             206,107               197,539
                                                         ---------             ---------
Income before property dispositions
  and minority interest                                     90,291                90,621
Gain on disposition of properties                            1,242                 2,194
Minority interest                                          (10,567)               (9,699)
                                                         ---------             ---------
Income from continuing operations                           80,966                83,116

Discontinued operations net of minority interest
  (including net gain on property dispositions of
   $5,389 for the six months ended June 30, 2002)            5,738                   405
                                                         ---------             ---------
Net income                                                  86,704                83,521
Preferred share distributions                                5,500                 5,500
                                                         ---------             ---------
Income available to common shareholders                  $  81,204             $  78,021
                                                         =========             =========
Earnings per share:
  Basic income per common share:
    Continuing operations                                $    1.01             $    1.11
    Discontinued operations                                   0.08                  0.01
                                                         ---------             ---------
  Total                                                  $    1.09             $    1.12
                                                         =========             =========

  Diluted income per common share:
    Continuing operations                                $    0.99             $    1.10
    Discontinued operations                                   0.08                  0.01
                                                         ---------             ---------
  Total                                                  $    1.07             $    1.11
                                                         =========             =========

Distributions declared per common share                  $    1.18             $    1.14
                                                         =========             =========

Weighted average number of common shares outstanding
  Basic                                                     74,263                69,358
  Diluted                                                   75,664                72,949
                                                         =========             =========


See accompanying notes.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
                                 (UNAUDITED AND IN THOUSANDS)

                                                             SIX                SIX
                                                         MONTHS ENDED       MONTHS ENDED
                                                        JUNE 30, 2002      JUNE 30, 2001
                                                        -------------      -------------
OPERATING ACTIVITIES
Net income                                               $   86,704          $  83,521
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                              54,189             49,748
  Amortization of deferred financing costs                    1,810              2,117
  Minority interest in net income                            10,865              9,724
  Gain on property dispositions                              (6,911)            (2,194)
  Noncash compensation                                        1,464              1,491
Changes in operating assets and liabilities:
  Accounts receivable                                         6,684             (3,877)
  Prepaid expenses and other assets                         (15,248)            21,915
  Accounts payable                                            1,428             25,788
  Accrued interest                                           (2,135)             3,618
  Other liabilities                                           6,831             (3,644)
                                                         ----------          ---------
Net cash provided by operating activities                   145,681            188,207
                                                         ----------          ---------
INVESTING ACTIVITIES
Investment in properties                                    (27,805)           (35,644)
Proceeds from disposition of properties/land                 56,470             73,854
Investment in development in progress                       (88,904)          (139,186)
Investment in land held for development                     (18,161)           (34,751)
Increase in deferred leasing costs                           (7,791)           (13,385)
                                                         ----------          ---------
Net cash used in investing activities                       (86,191)          (149,112)
                                                         ----------          ---------
FINANCING ACTIVITIES
Proceeds from issuance of common shares                      31,884              8,172
Proceeds from issuance of preferred units                    22,979                  -
Proceeds from issuance of unsecured notes                         -            250,000
Repayments of unsecured notes                              (100,000)                 -
Proceeds from mortgage loans                                  5,733                  -
Repayments of mortgage loans                                 (3,830)            (7,389)
Proceeds from credit facility                               185,100            126,200
Repayments on credit facility                               (87,100)          (290,200)
Decrease in deferred financing costs                              2                142
Distributions paid on common shares                         (87,248)           (78,834)
Distributions paid on preferred shares                       (5,500)            (5,500)
Distributions paid on units                                 (10,158)           (10,193)
                                                         ----------          ---------
Net cash used in financing activities                       (48,138)            (7,602)
                                                         ----------          ---------
Increase in cash and cash equivalents                        11,352             31,493

Cash and cash equivalents at beginning of period             19,390              4,638
                                                         ----------          ---------
Cash and cash equivalents at end of period               $   30,742          $  36,131
                                                         ==========          =========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                         $    2,701          $  22,199
Acquisition of properties                                         -               (328)
Assumption of mortgage loans                                      -                328
Conversion of convertible debentures                              -             29,063
                                                         ==========          =========

See accompanying notes.

                         LIBERTY PROPERTY TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              JUNE 30, 2002

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

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2002 and 2001:

                               FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                               ENDED JUNE 30, 2002                     ENDED JUNE 30, 2001
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 44,504                                  $ 42,405
Less: Preferred
 share distributions      2,750                                     2,750
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                41,754       74,622       $ 0.56          39,655        70,241      $ 0.56
                                                   ======                                    ======
Dilutive shares
 Long-term compen-
 sation plans                 -        1,565                            -         1,146
                       --------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 41,754       76,187       $ 0.55        $ 39,655        71,387      $ 0.56
                       ========      =======       ======        ========       =======      ======

                               FOR THE SIX MONTHS                      FOR THE SIX MONTHS
                               ENDED JUNE 30, 2002                     ENDED JUNE 30, 2001
                      -------------------------------------    -------------------------------------
                        INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                      (NUMERATOR)  (DENOMINATOR)    AMOUNT     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                      -----------  -------------  ---------    -----------  -------------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income             $ 86,704                                  $ 83,521
Less: Preferred
 share distributions      5,500                                     5,500
                       --------                                  --------
Basic income per
 common share
 Income available
  to common share-
  holders                81,204       74,263       $ 1.09          78,021        69,358      $ 1.12
                                                   ======                                    ======
Dilutive shares
 Long-term compen-
 sation plans                 -        1,401                            -           898
Convertible
 debentures                   -            -                        2,587         2,693
                       --------      -------                     --------       -------
Diluted income per
 common share
 Income available
  to common share-
  holders and assumed
  conversions          $ 81,204       75,664       $ 1.07        $ 80,608        72,949      $ 1.11
                       ========      =======       ======        ========       =======      ======

NOTE 2 - ORGANIZATION
---------------------

The Trust is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.1% of the common equity of the Operating Partnership at June 30, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The Company evaluates the performance of the reportable segments based on property level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 44,170  $ 11,231  $ 15,159  $ 12,285   $  9,132  $ 11,335  $ 12,343  $ 15,185  $ 14,716 $145,556
Rental property
 expenses and
 real estate taxes     12,229     3,483     3,354     3,012      2,795     2,955     4,891     4,967     4,541   42,227
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      31,941     7,748    11,805     9,273      6,337     8,380     7,452    10,218    10,175  103,329

Other income/expenses, net                                                                                       58,795
                                                                                                               --------
Income before property dispositions and minority interest                                                        44,534

Gain on disposition of properties                                                                                 1,760

Minority interest                                                                                                 5,920

Discontinued operations net of minority interest                                                                  4,130

Preferred share distributions                                                                                     2,750
                                                                                                               --------
Income available to common shareholders                                                                        $ 41,754
                                                                                                               ========

FOR THE THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 41,826  $ 10,849  $ 13,743  $ 11,193   $ 11,129  $ 11,149  $ 11,968  $ 14,373  $ 15,381 $141,611
Rental property
 expenses and
 real estate taxes     11,552     2,989     2,939     2,703      2,905     2,948     4,335     4,287     3,903   38,561
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      30,274     7,860    10,804     8,490      8,224     8,201  $  7,633    10,086    11,478  103,050

Other income/expenses, net                                                                                       56,794
                                                                                                               --------
Income before property dispositions and minority interest                                                        46,256

Gain on disposition of properties                                                                                   717

Minority interest                                                                                                 4,877

Discontinued operations net of minority interest                                                                    309

Preferred share distributions                                                                                     2,750
                                                                                                               --------
Income available to common shareholders                                                                        $ 39,655
                                                                                                               ========

FOR THE SIX MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 89,050  $ 22,770  $ 30,093  $ 24,715   $ 18,162  $ 22,643  $ 24,697  $ 30,274  $ 29,467 $291,871
Rental property
 expenses and
 real estate taxes     25,041     7,173     6,605     6,164      5,510     5,562     9,421     9,841     8,822   84,139
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      64,009    15,597    23,488    18,551     12,652    17,081    15,276    20,433    20,645  207,732

Other income/expenses, net                                                                                      117,441
                                                                                                               --------
Income before property dispositions and minority interest                                                        90,291

Gain on disposition of properties                                                                                 1,242

Minority interest                                                                                                10,567

Discontinued operations net of minority interest                                                                  5,738

Preferred share distributions                                                                                     5,500
                                                                                                               --------
Income available to common shareholders                                                                        $ 81,204
                                                                                                               ========

FOR THE SIX MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 84,826  $ 22,366  $ 28,409  $ 21,947   $ 22,112  $ 22,706  $ 23,891  $ 28,536  $ 30,642 $285,435
Rental property
 expenses and
 real estate taxes     24,710     6,689     7,196     5,177      5,904     5,915     8,904     8,610     8,017   81,122
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      60,116    15,677    21,213    16,770     16,208    16,791  $ 14,987    19,926    22,625  204,313

Other income/expenses, net                                                                                      113,692
                                                                                                               --------
Income before property dispositions and minority interest                                                        90,621

Gain on disposition of properties                                                                                 2,194

Minority interest                                                                                                 9,699

Discontinued operations net of minority interest                                                                    405

Preferred share distributions                                                                                     5,500
                                                                                                               --------
Income available to common shareholders                                                                        $ 78,021
                                                                                                               ========


NOTE 4 - DISCONTINUED OPERATIONS
--------------------------------

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of properties for the three and six months ended June 30, 2002 were $11.0 million and $23.8 million, respectively. Below is a summary of the results of operations of the properties disposed of through their respective disposition dates (in 000's):

                                       Quarter Ended            Six Months Ended
                                    ---------------------     --------------------
                                    June 30,    June 30,      June 30,    June 30,
                                      2002        2001          2002        2001
                                    --------    --------      --------    --------
Revenues                             $  178      $  745        $  800      $1,100
Operating expenses                      (40)       (144)         (125)       (230)
Interest expense                        (26)       (146)         (131)       (232)
Depreciation and amortization           (51)       (129)         (177)       (208)
                                     ------      ------        ------      ------
Income from operations               $   61      $  326        $  367      $  430
                                     ======      ======        ======      ======

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

On July 29, 2002, the Company called for the redemption of the 5,000,000 outstanding 8.80% Series A Cumulative Redeemable Preferred Shares. The shares will be redeemed on August 28, 2002 at a price of $25.00 per share, plus $0.165 per share in accrued and unpaid dividends, for an aggregate redemption price of $25.165 per preferred share.

            CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                      (IN THOUSANDS)

                                                       JUNE 30, 2002   DECEMBER 31, 2001
                                                       -------------   -----------------
                                                        (UNAUDITED)
ASSETS
Real estate:
  Land and land improvements                            $  485,393          $  467,311
  Buildings and improvements                             2,955,825           2,874,903
  Less accumulated depreciation                           (450,032)           (404,617)
                                                        ----------          ----------
Operating real estate                                    2,991,186           2,937,597

  Development in progress                                  241,406             252,789
  Land held for development                                160,803             163,547
                                                        ----------          ----------
Net real estate                                          3,393,395           3,353,933

Cash and cash equivalents                                   30,742              19,390
Accounts receivable                                          8,786              15,470
Deferred financing and leasing costs,
  net of accumulated amortization
  (2002, $68,469; 2001, $60,488)                            67,267              68,163
Prepaid expenses and other assets                          110,127              95,869
                                                        ----------          ----------
Total assets                                            $3,610,317          $3,552,825
                                                        ==========          ==========
LIABILITIES
Mortgage loans                                          $  342,034          $  340,131
Unsecured notes                                          1,245,000           1,345,000
Credit facility                                            166,000              68,000
Accounts payable                                            20,485              19,057
Accrued interest                                            29,257              31,392
Distributions payable                                       48,321              47,577
Other liabilities                                           90,683              83,852
                                                        ----------          ----------
Total liabilities                                        1,941,780           1,935,009

Minority interest                                            7,884               6,173

OWNERS' EQUITY
General partner's equity - preferred units                 120,814             120,814
                         - common units                  1,330,069           1,302,608
Limited partners' equity - preferred units                 135,495             112,516
                         - common units                     74,275              75,705
                                                        ----------          ----------
Total owners' equity                                     1,660,653           1,611,643
                                                        ----------          ----------
Total liabilities and owners' equity                    $3,610,317          $3,552,825
                                                        ==========          ==========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (UNAUDITED AND IN THOUSANDS)

                                                      THREE                THREE
                                                   MONTHS ENDED         MONTHS ENDED
                                                  JUNE 30, 2002        JUNE 30, 2001
                                                  -------------        -------------
REVENUE
Rental                                                $ 106,278             $ 104,149
Operating expense reimbursement                          39,278                37,462
Interest and other                                        2,885                 1,297
                                                      ---------             ---------
Total revenue                                           148,441               142,908
                                                      ---------             ---------

EXPENSES
Rental property                                          27,562                25,473
Real estate taxes                                        14,665                13,088
Interest                                                 28,433                27,961
General and administrative                                5,615                 5,455
Depreciation and amortization                            27,632                24,675
                                                      ---------             ---------
Total expenses                                          103,907                96,652
                                                      ---------             ---------

Income before property dispositions                      44,534                46,256
Gain on disposition of properties                         1,760                   717
                                                      ---------             ---------
Income from continuing operations                        46,294                46,973

Discontinued operations (including net gain on
  property dispositions of $4,280 for the
  three months ended June 30, 2002)                       4,341                   326
                                                      ---------             ---------
Net income                                            $  50,635             $  47,299
                                                      =========             =========

Net income allocated to general partner               $  44,504             $  42,405
                                                      =========             =========
Net income allocated to limited partners              $   6,131             $   4,894
                                                      =========             =========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                               (UNAUDITED AND IN THOUSANDS)

                                                       SIX                  SIX
                                                   MONTHS ENDED         MONTHS ENDED
                                                  JUNE 30, 2002        JUNE 30, 2001
                                                  -------------        -------------
REVENUE
Rental                                                $ 212,393             $ 206,459
Operating expense reimbursement                          79,478                78,976
Interest and other                                        4,527                 2,725
                                                      ---------             ---------
Total revenue                                           296,398               288,160
                                                      ---------             ---------

EXPENSES
Rental property                                          55,088                54,641
Real estate taxes                                        29,051                26,481
Interest                                                 56,385                55,663
General and administrative                               11,571                11,214
Depreciation and amortization                            54,012                49,540
                                                      ---------             ---------
Total expenses                                          206,107               197,539
                                                      ---------             ---------

Income before property dispositions                      90,291                90,621
Gain on disposition of properties                         1,242                 2,194
                                                      ---------             ---------
Income from continuing operations                        91,533                92,815

Discontinued operations (including net gain on
  property dispositions of $5,669 for the six
  months ended June 30, 2002)                             6,036                   430
                                                      ---------             ---------
Net income                                            $  97,569             $  93,245
                                                      =========             =========

Net income allocated to general partner               $  86,704             $  83,521
                                                      =========             =========
Net income allocated to limited partners              $  10,865             $   9,724
                                                      =========             =========

See accompanying notes.

       CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
                                  (UNAUDITED AND IN THOUSANDS)

                                                            SIX                   SIX
                                                        MONTHS ENDED          MONTHS ENDED
                                                       JUNE 30, 2002         JUNE 30, 2001
                                                       -------------         --------------
OPERATING ACTIVITIES
Net income                                                $   97,569           $  93,245
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                               54,189              49,748
  Amortization of deferred financing costs                     1,810               2,117
  Gain on property dispositions                               (6,911)             (2,194)
  Noncash compensation                                         1,464               1,491
Changes in operating assets and liabilities:
  Accounts receivable                                          6,684              (3,877)
  Prepaid expenses and other assets                          (15,248)             21,915
  Accounts payable                                             1,428              25,788
  Accrued interest                                            (2,135)              3,618
  Other liabilities                                            6,831              (3,644)
                                                          ----------           ---------
Net cash provided by operating activities                    145,681             188,207
                                                          ----------           ---------
INVESTING ACTIVITIES
Investment in properties                                     (27,805)            (35,644)
Proceeds from disposition of properties/land                  56,470              73,854
Investment in development in progress                        (88,904)           (139,186)
Investment in land held for development                      (18,161)            (34,751)
Increase in deferred leasing costs                            (7,791)            (13,385)
                                                          ----------           ---------
Net cash used in investing activities                        (86,191)           (149,112)
                                                          ----------           ---------
FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes                          -             250,000
Repayment of unsecured notes                                (100,000)                  -
Proceeds from mortgage loans                                   5,733                   -
Repayments of mortgage loans                                  (3,830)             (7,389)
Proceeds from credit facility                                185,100             126,200
Repayments on credit facility                                (87,100)           (290,200)
Decrease in deferred financing costs                               2                 142
Capital contributions                                         54,863               8,172
Distributions to partners                                   (102,906)            (94,527)
                                                          ----------           ---------
Net cash used in financing activities                        (48,138)             (7,602)
                                                          ----------           ---------
Increase in cash and cash equivalents                         11,352              31,493

Cash and cash equivalents at beginning of period              19,390               4,638
                                                          ----------           ---------
Cash and cash equivalents at end of period                $   30,742           $  36,131
                                                          ==========           =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and
  deferred costs                                          $    2,701           $  22,199
Acquisition of properties                                          -                (328)
Assumption of mortgage loans                                       -                 328
Conversion of convertible debentures                               -              29,063
                                                          ==========           =========


See accompanying notes.

                       LIBERTY PROPERTY LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2002

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

NOTE 2 - ORGANIZATION
---------------------

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.1% of the common equity of the Operating Partnership at June 30, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The Company evaluates the performance of the reportable segments based on property level net operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis.

The operating information by segment is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 44,170  $ 11,231  $ 15,159  $ 12,285   $  9,132  $ 11,335  $ 12,343  $ 15,185  $ 14,716 $145,556
Rental property
 expenses and
 real estate taxes     12,229     3,483     3,354     3,012      2,795     2,955     4,891     4,967     4,541   42,227
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      31,941     7,748    11,805     9,273      6,337     8,380     7,452    10,218    10,175  103,329

Other income/expenses, net                                                                                       58,795
                                                                                                               --------
Income before property dispositions                                                                              44,534

Gain on disposition of properties                                                                                 1,760

Discontinued operations                                                                                           4,341
                                                                                                               --------
Net income                                                                                                     $ 50,635
                                                                                                               ========
Net income allocated to general partner                                                                        $ 44,504
                                                                                                               ========
Net income allocated to limited partners                                                                       $  6,131
                                                                                                               ========

FOR THE THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 41,826  $ 10,849  $ 13,743  $ 11,193   $ 11,129  $ 11,149  $ 11,968  $ 14,373  $ 15,381 $141,611
Rental property
 expenses and real
 estate taxes          11,552     2,989     2,939     2,703      2,905     2,948     4,335     4,287     3,903   38,561
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      30,274     7,860    10,804     8,490      8,224     8,201     7,633    10,086    11,478  103,050

Other income/expenses, net                                                                                       56,794
                                                                                                               --------
Income before property dispositions                                                                              46,256

Gain on disposition of properties                                                                                   717

Discontinued operations                                                                                             326
                                                                                                               --------
Net income                                                                                                     $ 47,299
                                                                                                               ========
Net income allocated to general partner                                                                        $ 42,405
                                                                                                               ========
Net income allocated to limited partners                                                                       $  4,894
                                                                                                               ========

FOR THE SIX MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 89,050  $ 22,770  $ 30,093  $ 24,715   $ 18,162  $ 22,643  $ 24,697  $ 30,274  $ 29,467 $291,871
Rental property
 expenses and
 real estate taxes     25,041     7,173     6,605     6,164      5,510     5,562     9,421     9,841     8,822   84,139
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      64,009    15,597    23,488    18,551     12,652    17,081    15,276    20,433    20,645  207,732

Other income/expenses, net                                                                                      117,441
                                                                                                               --------
Income before property dispositions                                                                              90,291

Gain on disposition of properties                                                                                 1,242

Discontinued operations                                                                                           6,036
                                                                                                               --------
Net income                                                                                                     $ 97,569
                                                                                                               ========
Net income allocated to general partner                                                                        $ 86,704
                                                                                                               ========
Net income allocated to limited partners                                                                       $ 10,865
                                                                                                               ========

FOR THE SIX MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                        SE        New     Lehigh                The     Jackson-   Minne-               All
                     Pennsyl.   Jersey    Valley   Virginia  Carolinas   ville      sota    Michigan   Others   Total
                     --------  --------  --------  --------  ---------  --------  --------  --------  -------- --------
Real estate
 related revenues    $ 84,826  $ 22,366  $ 28,409  $ 21,947   $ 22,112  $ 22,706  $ 23,891  $ 28,536  $ 30,642 $285,435
Rental property
 expenses and real
 estate taxes          24,710     6,689     7,196     5,177      5,904     5,915     8,904     8,610     8,017   81,122
                     --------  --------  --------  --------   --------  --------  --------  --------  -------- --------
Property level net
 operating income      60,116    15,677    21,213    16,770     16,208    16,791    14,987    19,926    22,625  204,313

Other income/expenses, net                                                                                      113,692
                                                                                                               --------
Income before property dispositions                                                                              90,621

Gain on disposition of properties                                                                                 2,194

Discontinued operations                                                                                             430
                                                                                                               --------
Net income                                                                                                     $ 93,245
                                                                                                               ========
Net income allocated to general partner                                                                        $ 83,521
                                                                                                               ========
Net income allocated to limited partners                                                                       $  9,724
                                                                                                               ========

NOTE 4 - DISCONTINUED OPERATIONS
--------------------------------

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on dispositions of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of properties for the three and six months ended June 30, 2002 were $11.0 million and $23.8 million, respectively. Below is a summary of the results of operations of the properties disposed of through their respective disposition dates (in 000's):

                                       Quarter Ended           Six Months Ended
                                    --------------------     --------------------
                                    June 30,    June 30,      June 30,   June 30,
                                      2002        2001          2002       2001
                                    --------    --------      --------   --------
Revenues                             $  178      $  745        $  800     $1,100
Operating expenses                      (40)       (144)         (125)      (230)
Interest expense                        (26)       (146)         (131)      (232)
Depreciation and amortization           (51)       (129)         (177)      (208)
                                     ------      ------        ------     ------
Income from operations               $   61      $  326        $  367     $  430
                                     ======      ======        ======     ======

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

On July 29, 2002, the Company called for the redemption of the general partner's preferred units. The units will be redeemed on August 28, 2002 for $125.0 million plus accrued dividends of $825,000.

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

The Company's operating results depend primarily upon income from rental operations and such results are substantially influenced by rental demand for the properties in operation. The general slowdown in the economy has negatively affected occupancy rates which as of June 30, 2002 and 2001 are provided in the table below. The negative impact of declining occupancy on rental operating results has been partially offset by the rental rate increases the Company has realized on renewal and replacement leases. This negative occupancy trend has been continuing for some time and as a result property level operating income for the "Same Store" group of properties has decreased.

The Company seeks to achieve growth in operating income from its development pipeline activity. The decline in demand for real estate has reduced the amount of speculative development the Company is undertaking. The Company has been able to maintain an active development pipeline through its build-to-suit initiatives.

The composition of the Company's properties in operation as of June 30, 2002 and 2001 is as follows (in thousands, expect percentages):

                                                          PERCENT
                                      TOTAL               OF TOTAL
                                   SQUARE FEET          SQUARE FEET        PERCENT OCCUPIED
                                 ---------------       ---------------     ----------------
                                     JUNE 30,              JUNE 30,             JUNE 30,
TYPE                              2002     2001         2002     2001        2002     2001
-------------------------        -------  ------       ------   ------      ------   ------
Industrial - Distribution        21,325   21,302        42.2%    43.1%       96.5%    96.4%
Industrial - Flex                13,030   12,368        25.8%    25.0%       89.6%    94.2%
Office                           16,201   15,765        32.0%    31.9%       89.4%    92.8%
                                 ------   ------       ------   ------      ------   ------
Total                            50,556   49,435       100.0%   100.0%       92.5%    94.7%
                                 ======   ======       ======   ======      ======   ======

Geographic segment data for the three and six months ended June 30, 2002 and 2001 is included in Note 3 of the Notes to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Company's 2001 Annual Report on Form 10-K for a discussion of critical accounting policies, which include capitalized costs, allowance for doubtful accounts, and impairment of real estate. During the six months ended June 30, 2002, there were no material changes to these policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2002 (unaudited) with the results of operations of the Company for the three and six months ended June 30, 2001 (unaudited). As a result of the development, acquisition and disposition activities by the Company in 2002 and 2001, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the "Same Store" comparison, do lend themselves to direct comparison. As used herein, the term "Company" includes the Trust, the Operating Partnership and their subsidiaries.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

For the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.
--------------------------------------------------------------------------

Total revenue (principally rental revenue and operating expense reimbursement) increased to $148.4 million from $142.9 million for the three months ended June 30, 2002 compared to the same period in 2001, and increased to $296.4 million from $288.2 million for the six months ended June 30, 2002 compared to the same period in 2001. These increases are primarily due to the net increased investment in properties developed, acquired, or disposed of during the respective periods. The average gross investment in operating real estate owned for the quarter ended June 30, 2002 was $3,420.4 million as compared to $3,291.6 million for the quarter ended June 30, 2001. The average gross investment in operating real estate owned for the six months ended June 30, 2002 was $3,394.4 million as compared to $3,261.9 million for the six months ended June 30, 2001.

The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) decreased to 93.0% for the three months ended June 30, 2002 from 97.1% for the three months ended June 30 2001, and to 94.5% from 97.4% for the six months ended June 30, 2002 compared to the same period in 2001. These decreases are primarily due to a decrease in average occupancy during the respective periods.

Rental property and real estate tax expenses increased to $42.2 million from $38.6 million for the three months ended June 30, 2002 compared to the same period in 2001, and increased to $84.1 from $81.1 million for the six months ended June 30, 2002 compared to the same period in 2001. These increases are due to the increased investment in properties owned during the respective periods.

Property level net operating income for the Same Store properties (properties owned as of January 1, 2001) decreased to $91.8 million for the three months ended June 30, 2002 from $94.9 million for the three months ended June 30, 2001, on a straight line basis, (which recognizes rental revenue evenly over the life of the lease), and decreased to $90.4 million for the three months ended June 30, 2002 from $92.7 million for the three months ended June 30, 2001, on a cash basis. These decreases of 3.3% and 2.6%, respectively, are primarily due to decreases in occupancy.

Property level net operating income for the Same Store properties decreased to $185.9 million for the six months ended June 30, 2002 from $189.5 million for the six months ended June 30, 2001, on a straight line basis, and decreased to $182.8 million for the six months ended June 30, 2002 from $184.8 million for the six months ended June 30, 2001, on a cash basis. These decreases of 1.9% and 1.1%, respectively, are primarily due to decreases in occupancy.

Set forth below is a schedule comparing the property level net operating income for the Same Store properties for the three and six months ended June 30, 2002 and 2001 (in thousands).

                                      STRAIGHT LINE BASIS        CASH BASIS
                                      -------------------    -------------------
                                         QUARTER ENDED          QUARTER ENDED
                                      -------------------    -------------------
                                      JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                        2002       2001        2002       2001
                                      --------   --------    --------   --------
Rental Revenue                        $ 93,979   $ 95,954    $ 92,530   $ 93,742
                                      --------   --------    --------   --------
Operating expenses:
  Rental property expense               25,003     24,320      25,003     24,320
  Real estate taxes                     12,822     12,225      12,822     12,225
  Operating expense recovery           (35,646)   (35,523)    (35,646)   (35,523)
                                      --------   --------    --------   --------
Unrecovered operating expenses           2,179      1,022       2,179      1,022
                                      --------   --------    --------   --------
Property level net operating income   $ 91,800   $ 94,932    $ 90,351   $ 92,720
                                      ========   ========    ========   ========

                                      STRAIGHT LINE BASIS        CASH BASIS
                                      -------------------    -------------------
                                        SIX MONTHS ENDED       SIX MONTHS ENDED
                                      -------------------    -------------------
                                      JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                        2002       2001        2002       2001
                                      --------   --------    --------   --------
Rental Revenue                        $189,381   $191,403    $186,266   $186,654
                                      --------   --------    --------   --------
Operating expenses:
  Rental property expense               50,676     52,058      50,676     52,058
  Real estate taxes                     25,638     24,735      25,638     24,735
  Operating expense recovery           (72,822)   (74,929)    (72,822)   (74,929)
                                      --------   --------    --------   --------
Unrecovered operating expenses           3,492      1,864       3,492      1,864
                                      --------   --------    --------   --------
Property level net operating income   $185,889   $189,539    $182,774   $184,790
                                      ========   ========    ========   ========

General and administrative expenses increased to $5.6 million for the three months ended June 30, 2002 from $5.5 million compared to the same period in 2001, and to $11.6 million from $11.2 million for the six months ended June 30, 2002 compared to the same period in 2001. These increases are primarily due to the ongoing funding of initiatives which the Company undertook relating to training, property management and marketing.

Depreciation and amortization expense increased to $27.6 million from $24.7 million for the three months ended June 30, 2002 compared to the same period in 2001, and to $54.0 million from $49.5 million for the six months ended June 30, 2002 compared to the same period in 2001. These increases are primarily due to the increases in the investment in properties owned during the respective periods.

Interest expense increased to $28.4 million from $28.0 million for the three months ended June 30, 2002 compared to the same period in 2001, and to $56.4 million from $55.7 million for the six months ended June 30, 2002 compared to the same period in 2001. These increases are due to the increases in the average debt outstanding for the respective periods, which was $1,772.0 million for the three months ended June 30, 2002 compared to $1,749.6 million for the same period in 2001, and to $1,765.7 million for the six months ended June 30, 2002 compared to $1,734.4 million for the same period in 2001. The effect of the increases in the average debt outstanding was partially offset by decreases in interest rates. The weighted average interest rates for the respective periods have decreased from 7.54% for the three months ended June 30, 2001 to 7.12% for the three months ended June 30, 2002, and from 7.58% for the six months ended June 30, 2001 to 7.17% for the six months ended June 30, 2002.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the three months ended June 30, 2002 was $4.4 million as compared to $5.6 million for the three months ended June 30, 2001, and $9.4 million for the six months ended June 30, 2002 as compared to $11.4 million for the same period in 2001. These costs are not included in the interest expense as discussed above.

Implementation of SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets" requires that the operating results of the disposition of real estate sold after December 31, 2001 should be reflected as discontinued operations. Sales occurring before December 31, 2001 as well as sales of land and development properties continue to be reflected as a component of income from continuing operations.

During the second quarter of 2002, the Company realized a gain on sale of properties of $1.8 million due to the sale of two parcels of land and the sale of a property developed for sale in the United Kingdom with a joint venture partner. During the six months ended June 30, 2002, the Company realized a gain on sale of properties of $1.2 million due to the sale of five parcels of land and the sale of a property developed for sale in the United Kingdom, as discussed above. During the second quarter of 2001, the Company realized a gain on sale of properties of $717,000, due to the sale of 26 properties and two parcels of land for $63.2 million, and during the six months ended June 30, 2001, the Company realized a gain on sale of properties of $2.2 million due to the sale of 28 operating properties, one development property and four parcels of land for $76.8 million.

In accordance with SFAS 144, net income and gain/(loss) on dispositions of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The proceeds from dispositions of properties for the three and six months ended June 30, 2002 were $11.0 million and $23.8 million respectively. The increase in income from discontinued operations of $3.8 million and $5.3 million for the three and six months ended June 30, 2002, as compared to the same periods in 2001, is primarily due to the gain on the sale of the properties sold in 2002.

As a result of the foregoing, the Company's net income increased to $44.5 million for the three months ended June 30, 2002 from $42.4 million for the three months ended June 30, 2001, and to $86.7 million for the six months ended June 30, 2002 from $83.5 million for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash and cash equivalents of $30.7 million.

Net cash flow provided by operating activities decreased to $145.7 million for the six months ended June 30, 2002 from $188.2 million for the six months ended June 30, 2001. This $42.5 million decrease was primarily due to the fluctuations in prepaid expenses and other assets during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company's properties in operation.

Net cash used in investing activities decreased to $86.2 million for the six months ended June 30, 2002 from $149.1 million for the six months ended June 30, 2001. This decrease primarily resulted from a decrease in investment in development in progress and land held for development in 2002, which is consistent with the general economic slowdown.

Net cash used in financing activities equaled ($48.1 million) for the six months ended June 30, 2002 versus ($7.6 million) for the six months ended June 30, 2001. This change is consistent with the decrease in the level of the Company's investment activities particularly in development as described above. Net cash used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. It is a source of capital utilized by the Company to fund investment activities. The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources to include proceeds from the disposition of properties. In 2000, the Company increased its borrowing capacity and obtained a $450 million unsecured credit facility, (the "Credit Facility"). The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures to include debt to gross assets and earnings to fixed charges ratios. As of June 30, 2002 the Company's debt to gross assets ratio was 43.2%, and for the quarter ended June 30, 2002, the earnings to fixed charges ratio was 2.6x. Debt to gross assets equals total long-term debt divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest plus interest expense and depreciation and amortization divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody's Investor Services, Inc. ("Moody's"), Standard and
Poor's Ratings Group ("S&P") and Fitch, Inc. ("Fitch").   Moody's, S&P and
Fitch currently assign senior debt ratings to the Company of BBB, Baa2, and BBB, respectively. At the Company's current ratings, the interest rate for borrowings under the Credit Facility is 105 basis points over LIBOR, or 2.9% on June 30, 2002.

As of June 30, 2002, $342.0 million in mortgage loans and $1,245.0 million in unsecured notes were outstanding. The interest rates on $1,566.0 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $21.0 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and the unsecured notes is 6.8 years. The scheduled maturities of principal amortization of the Company's mortgage loans and the unsecured notes outstanding and the related weighted average interest rates as of June 30, 2002 are as follows (in thousands, except percentages):

                     MORTGAGES                                             WEIGHTED
            --------------------------    UNSECURED                        AVERAGE
            AMORTIZATION    MATURITIES      NOTES           TOTAL       INTEREST RATE
            ------------    ----------    ----------      ----------    --------------
2002           $   4,237     $       -    $        -      $    4,237           7.3%
2003               8,092        26,606        50,000          84,698           7.3%
2004               8,167        31,632       100,000         139,799           7.0%
2005               7,090       115,039             -         122,129           7.6%
2006               5,001        30,079       100,000         135,080           7.2%
2007               4,543             -       100,000         104,543           7.3%
2008               4,238        29,268             -          33,506           7.2%
2009               2,146        42,051       270,000         314,197           7.8%
2010               1,348             -       200,000         201,348           8.5%
2011               1,098         3,533       250,000         254,631           7.3%
2012                 192        17,674             -          17,866           7.7%
2013                   -             -        75,000 (1)      75,000           6.4%
2018                   -             -       100,000         100,000           7.5%
               ---------     ---------    ----------      ----------         ------
               $  46,152     $ 295,882    $1,245,000      $1,587,034           7.5%
               =========     =========    ==========      ==========         ======
(1)  Callable in 2003.

GENERAL

The Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. In addition, the Company has continued to focus on the performance of the Same Store portfolio. The Company attempts to outperform in its markets by maintaining higher than market occupancy levels and higher than market rental rates.

The expiring square feet and annual base rent by year for the properties in operation as of June 30, 2002 are as follows (in thousands):

                    INDUSTRIAL-
                   DISTRIBUTION       INDUSTRIAL-FLEX           OFFICE                 TOTAL
               ------------------    ------------------    ------------------    ------------------
               SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL      SQUARE    ANNUAL
YEAR            FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT     FEET    BASE RENT
----------     ------   ---------    ------   ---------    ------   ---------    ------   ---------
2002            2,557    $ 10,760       975    $  8,111       810    $  9,510     4,342    $ 28,381
2003            1,995       8,828     2,512      21,070     1,692      22,787     6,199      52,685
2004            2,227      11,036     2,000      17,641     1,875      29,065     6,102      57,742
2005            2,804      14,910     1,423      13,243     2,851      40,878     7,078      69,031
2006            2,640      11,975     1,696      18,860     1,238      18,679     5,574      49,514
2007            1,213       6,386       808       7,810       937      14,805     2,958      29,001
Thereafter      7,146      39,730     2,265      25,273     5,085      87,522    14,496     152,525
               ------    --------    ------    --------    ------    --------    ------    --------
Total          20,582    $103,625    11,679    $112,008    14,488    $223,246    46,749    $438,879
               ======    ========    ======    ========    ======    ========    ======    ========

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 3.2 million square feet of properties under development as of June 30, 2002 are as follows (in thousands, except percentages):

                                  SQUARE FEET
                         -----------------------------        PERCENT
   SCHEDULED             IND-    IND-                        PRE-LEASED       TOTAL
IN-SERVICE DATE          DIST.   FLEX    OFFICE   TOTAL    JUNE 30, 2002   INVESTMENT
----------------        ------  ------  -------  ------    --------------   ----------
3rd Quarter 2002           300     376      442   1,118         69.7%        $107,794
4th Quarter 2002           852      59      189   1,100         77.2%          70,117
1st Quarter 2003            55       -      792     847         80.2%         131,333
3rd Quarter 2003             -       -       68      68            -           31,672
Thereafter                   -       -       74      74         79.6%          11,659
                         -----   -----    -----   -----        ------        --------
Total                    1,207     435    1,565   3,207         73.8%        $352,575
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

During the second quarter of 2002, the Company received approximately $23.0 million in net proceeds from the issuance of 7.625% Series D Cumulative Redeemable Preferred Units. The Company used the net proceeds to pay down borrowings on the Credit Facility which is used to fund development and acquisition activity.

The Company has authorized a share repurchase program whereby the Company may purchase up to $100 million of the Company's common shares, convertible debentures or preferred shares. Through August 6, 2002, the Company purchased 59,100 common shares and purchased convertible debentures exchangeable into 877,950 common shares. The total cost for the purchase of the common shares and convertible debentures was approximately $21.9 million. The convertible debentures matured in July 2001.

Additionally, the Company has received authorization from the Board of Trustees to redeem the 5,000,000 outstanding 8.80% Series A Cumulative Preferred Shares. The shares will be redeemed August 28, 2002 at a price of $25.00 per share plus $0.165 per share in accrued and unpaid dividends, for an aggregate redemption price of $25.165 per preferred share.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the "Shelf Registration Statement"). As of August 6, 2002, pursuant to this Shelf Registration Statement, the Trust had the capacity to issue up to $688.4 million in equity securities and the Operating Partnership had the capacity to issue up to $561.1 million in debt securities.

RELATED PARTY TRANSACTIONS
Pursuant to agreements, the Company has been retained by an affiliate (Rouse Kent Limited) to provide development, management and other services. For the six months ended June 30, 2002 and 2001, the fees for these services were $150,000 per quarter. The Company had accounts receivable and loans receivable from Rouse Kent Limited and affiliates with balances of $4.8 million and $22.2 million, respectively, as of June 30, 2002 and

$5.4 million and $15.4 million, respectively, as of June 30, 2001. The Company has the option to purchase this affiliate for nominal consideration.

CALCULATION OF FUNDS FROM OPERATIONS

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund dividends and on-going capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from the disposition of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Included in Funds from operations is the Company's profit from its merchant building program. For the second quarter of 2002, the Company realized a $1.3 million gain from the disposition of a United Kingdom development property. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three and six months ended June 30, 2002 and June 30, 2001 are as follows:

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                (IN THOUSANDS)           (IN THOUSANDS)
                                             --------------------      -------------------
                                             JUNE 30,    JUNE 30,      JUNE 30,   JUNE 30,
                                               2002        2001          2002       2001
                                             --------    --------      --------   --------
Income available to common shareholders      $ 41,754    $ 39,655      $ 81,204   $ 78,021
Adjustments:
  Minority interest less preferred unit
    distributions                               2,138       2,241         4,219      4,418
  Depreciation and amortization                27,286      24,328        53,364     48,861
  Gain on disposition of properties            (3,536)       (717)       (4,407)    (2,194)
                                             ========    ========      ========   ========
Funds from operations                        $ 67,642    $ 65,507      $134,380   $129,106
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

PART II: OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On June 10, 2002, the Operating Partnership issued 473,000 7.625% Series D Cumulative Redeemable Preferred Units of Limited Partnership Interest (the "Units"). The aggregate sale price of the Units was $23.7 million. The Units were sold to an institutional investor in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Units are convertible after ten years (or, under limited circumstances, a shorter period of time), on a one-for-one basis, into the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust (the "Preferred Shares"), which were authorized for issuance by the Trust in connection with this transaction. The Units have identical rights, preferences and privileges as the Preferred Shares. The Units do not include any mandatory redemption or sinking fund provisions. The holders of the Units have certain rights to cause the Trust to register the Preferred Shares pursuant to the terms of a registration rights agreement entered into in connection with this private placement.

         The aggregate net proceeds of the sale of the Units, approximately $23.0 million, were used to repay the borrowings under the Credit Facility.

         In connection with the sale of the Units, the Operating Partnership amended its Second Restated and Amended Agreement of Limited Partnership, as amended, pursuant to the Third Amendment thereto, filed as Exhibit 3.1.1 to this Report. The Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust creating the Preferred Shares are filed as Exhibit
         3.1.2 to this Report.

         The Units are pari passu with the 8.80% Series A Cumulative Redeemable Preferred Units of Limited Partnership, the 9.25% Series B Cumulative Redeemable Preferred Units of Limited Partnership of the Operating Partnership and 9.125% Series C Cumulative Redeemable Preferred Units of Limited Partnership of the Operating Partnership, and senior to all other units of limited partnership interest of the Operating Partnership. The Preferred Shares are pari passu with the 8.80% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust and the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust, and senior to the Common Shares of Beneficial Interest of the Trust.

-----------------------------------

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 2002 Annual Meeting of Shareholders of the Trust, held on May 22, 2002, the following matters were approved by the requisite vote of the shareholders, as follows:

         1. Management's nominees Frederick F. Buchholz; Thomas C. DeLoach, Jr.; Daniel P. Garton; and Stephen B. Siegel, were elected to fill the four available positions as Class II trustees. Voting (expressed in number of shares) was as follows: Mr. Buchholz: 62,944,446 for, and 1,692,871 abstain; Mr. DeLoach: 62,941,043 for, and 1,696,274 abstain; Mr.
             Garton: 62,896,415 for, and 1,740,901 abstain; and Mr. Siegel:
             62,348,227 for, and 2,289,090 abstain.

         2. The shareholders approved the ratification of Ernst & Young LLP as the Trust's independent public accountants for 2002. Voting (expressed in number of shares) was as follows:
             62,207,466 for, 2,363,011 against, and 66,839 abstentions or broker non-votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             3.1.1 Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest.

             3.1.2 Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

             10.1 Liberty Property Trust Amended and Restated Share Incentive Plan dated as of February 28, 2002.

             99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

         b.  Reports on Form 8-K

             None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST


/s/ WILLARD G. ROUSE III                      August 12, 2002
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees and
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   August 12, 2002
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President


LIBERTY PROPERTY LIMITED PARTNERSHIP
By: LIBERTY PROPERTY TRUST, GENERAL PARTNER


/s/ WILLARD G. ROUSE III                      August 12, 2002
-------------------------------------         --------------------------
Willard G. Rouse III                          Date
Chairman of the Board of Trustees and
Chief Executive Officer


/s/ GEORGE J. ALBURGER, JR.                   August 12, 2002
-------------------------------------         --------------------------
George J. Alburger, Jr.                       Date
Chief Financial Officer and
Executive Vice President

                               EXHIBIT INDEX
                               -------------

EXHIBIT NO.                           DESCRIPTION
-----------    ----------------------------------------------------------
3.1.1          Articles Supplementary to the Amended and Restated
               Declaration of Trust of the Trust relating to the 7.625%
               Series D Cumulative Redeemable Preferred Shares of
               Beneficial Interest.

3.1.2 Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

10.1           Liberty Property Trust Amended and Restated Share
               Incentive Plan dated as of February 28, 2002.

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.