Form 10-K
period 2002-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2003-03-12
CIK 921112, 921113

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

LIBERTY PROPERTY TRUST LIBERTY PROPERTY LIMITED PARTNERSHIP

(Exact names of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust)	23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)	23-2766549

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification
Number)

65 Valley Stream Parkway, Suite 100,
Malvern, Pennsylvania	19355

(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code	(610) 648-1700

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Shares of Beneficial Interest,
$0.001 par value
(Liberty Property Trust)	New York Stock Exchange

Preferred Share Purchase Rights,
$0.0001 par value
(Liberty Property Trust)	New York Stock Exchange

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

YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S–K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Act).

YES	NO

As of June 28, 2002, the aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non–affiliates of Liberty Property Trust was approximately $2.6 billion, based upon the closing price of $35.00 on the New York Stock Exchange composite tape on such date. Non–affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an “affiliate” for purposes of the federal securities laws.

Number of Common Shares outstanding as of February 28, 2003:   77,063,734

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2003 are incorporated by reference into Part III of this Form 10–K.

Back to Contents

Back to Contents

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Back to Contents

PART I

ITEM 1. BUSINESS

THE COMPANY

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”).

The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”) which was founded in 1972. As of December 31, 2002, the Company’s portfolio consisted of 652 industrial and office properties (the “Properties in Operation”) totaling approximately 51.1 million square feet. In addition, the Company had nine properties under development (the “Properties Under Development” and, together with the Properties in Operation, the “Properties”), and owned 974 acres of land, all zoned for commercial use. As of December 31, 2002, the Company also owned a 25% interest in an unconsolidated joint venture with the Public Employees’ Retirement Association of Colorado. The joint venture consists of 28 industrial properties totaling approximately 3.1 million square feet and approximately 43 acres of developable land.

The Company provides leasing, property management, development, acquisition and other tenant-related services for the Properties in Operation. The Company’s industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Company’s Properties are located in prime business locations within established business communities offering excellent access to interstate highway systems.

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.4% of the common equity of the Operating Partnership at December 31, 2002. The common units of limited partnership interest in the Operating Partnership (the “Common Units”) are exchangeable on a one-for-one basis (subject to antidilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Common Units held by the limited partners were exchangeable for approximately 3.7 million Common Shares on December 31, 2002. The Company has issued Series B, C, and D Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The Preferred Units are exchangeable on a one-for-one basis after a stated date into Cumulative Redeemable Preferred Shares. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as minority interest.

The Company’s executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700.

Back to Contents

The Company’s SEC filings can be accessed on the Company’s website, www.libertyproperty.com, free of charge.

MANAGEMENT AND EMPLOYEES

The Company’s 366 employees (as of February 28, 2003) are under the direction of 20 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 14 years. The Company and the Predecessor have developed and managed commercial real estate for the past 30 years. The Company’s in-house leasing, marketing and property management staff operates in full-service local offices in markets where it has a significant presence. This structure enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local development and acquisition opportunities. As of December 31, 2002, the Company’s principal markets were as follows: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Maryland; Virginia; the Carolinas; Jacksonville, Florida; Tampa, Florida; South Florida; Minneapolis, Minnesota; Detroit, Michigan; and the United Kingdom.

BUSINESS OBJECTIVE AND STRATEGIES FOR GROWTH

The Company’s business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate through the ownership, management, development, and acquisition, of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, access to capital, and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive customer experience. The Company believes that it can achieve these goals through a combination of internal and external growth, while maintaining a conservative balance sheet and pursuing a strategy of financial flexibility.

PRODUCTS
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D, and office properties, including single-story office and multi-story office).

MARKETS
The Company operates primarily in suburban markets east of the Mississippi. The Company’s goal is to operate in each of its markets with an appropriate product mix of office and industrial properties. The Company seeks to have a presence that allows it to be viewed as a significant participant in each market. The Company’s efforts are primarily focused on suburban markets and emphasize business park development and asset aggregation. When the Company’s marketing efforts identify opportunities, the Company will, in appropriate instances, pursue urban opportunities.

The Company gathers market information from internal sources and independent third parties and analyzes this information to support its evaluation of markets and market conditions.

ORGANIZATIONAL PLAN
The Company seeks to maintain a management organization which facilitates efficient execution of the Company’s strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly regarded real estate company through recruiting, training, and retaining capable people. The structure is designed to support a local office entrepreneurial platform operating within a value-added corporate structure.

Back to Contents

The Company upgrades its information technology periodically to keep pace with advances in available technology. The Company intends to begin a process in 2003 to implement an enterprise resource planning system.

INTERNAL GROWTH STRATEGIES

The Company seeks to maximize the profitability of the Properties by maintaining high occupancy rates, increasing rental rates, controlling costs, and focusing on customer service efforts.

MAINTAIN HIGH OCCUPANCIES
The Company believes that the quality and diversity of its tenant base and its strategy of operating in multiple markets is integral to achieving its goal of attaining high occupancy levels. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of its tenants to meet their lease obligations.

INCREASE RENTAL RATES
The Company seeks to generate increased cash flow from the Properties in Operation through annual contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 2002 provide for contractual rental increases that are expected to contribute an additional $4.1 million to the Company’s cash flow for the year ending December 31, 2003. The Company intends to continue to negotiate for annual contractual rental rate increases in its leases.

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

CUSTOMER SERVICE INITIATIVES
The Company seeks to achieve high tenant retention through a comprehensive customer service program. In managing its properties, the Company seeks to be a leading provider of customer service, providing an exceptional and positive customer experience. To accomplish this goal, the Company seeks to:

–	enhance performance of the property management team by providing a base line of best practices and service standards;

–	focus on customer satisfaction by defining a “service level commitment” and implementing a process for receiving and acting on feedback from customers;

–	work closely with vendors to ensure that they understand and support the Company’s commitment to our customers; and

–	provide appropriate training to employees in order to enhance their ability to deliver exceptional customer service.

EXTERNAL GROWTH STRATEGIES

The Company seeks to maximize long-term profitability for its shareholders through development, acquisition and disposition of properties.

Back to Contents

DEVELOPMENT
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. The Company and its Predecessor have developed over 44 million square feet of commercial real estate during the past 30 years. The Company’s development activities fall into two categories: build-to-suit projects and projects built for inventory. The Company develops build-to-suit projects for existing and new tenants. These projects are substantially pre-leased to one or more tenants prior to construction. The Company also builds properties for inventory, in appropriate cases where the Company has identified sufficient demand at market rental rates to justify such construction.

During the year ended December 31, 2002, the Company completed five build-to-suit projects, two build-to-suit expansions, and 31 inventory projects totaling approximately 3.2 million square feet of leaseable space and representing an aggregate Total Investment, as defined below, of approximately $270.0 million. As of December 31, 2002, these completed development properties were approximately 82.6% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.

As of December 31, 2002 the Company had nine Properties Under Development which are expected to generate, upon completion, approximately 1.0 million leaseable square feet and are expected to represent a Total Investment of approximately $195.7 million. Approximately 78.1% of such leaseable space was pre-leased as of December 31, 2002. The scheduled deliveries of the 1.0 million square feet of leaseable space in Properties Under Development are as follows (in thousands, except percentages):

	SQUARE FEET
SCHEDULED IN-SERVICE DATE	IND- DIST.	IND- FLEX	OFFICE	TOTAL	PERCENT LEASED DECEMBER 31, 2002	TOTAL INVESTMENT

1st Quarter 2003	76	—	540	616	82.1%	$85,914
2nd Quarter 2003	—	15	252	267	86.1%	61,807
3rd Quarter 2003	—	—	68	68	—	36,369
4th Quarter 2003	—	—	75	75	87.2%	11,646

Total	76	15	935	1,026	78.1%	$195,736

As of December 31, 2002, the Company owned 974 acres of land held for development, all zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that the land would support, as and when developed, approximately 11 million leaseable square feet. The Company’s investment in land held for development as of December 31, 2002 was $163.1 million. The Company is obligated to purchase an additional $9 million in land under contracts entered into with a variety of parties. The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities.

ACQUISITIONS/DISPOSITIONS
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long-term.

Back to Contents

During the year ended December 31, 2002, the Company acquired eight properties comprising approximately 1.6 million leaseable square feet for a Total Investment of $77.8 million. Three of these acquired properties equaling approximately 497,000 square feet and representing a Total Investment of $20.4 million were subsequently sold to the joint venture described below.

The Company disposes of Properties and land held for development which no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2002, the Company sold 12 Properties in Operation comprising approximately 528,000 square feet of leaseable space, and ten parcels of land, for $49.1 million. The Company also sold a 47,000 square foot property developed with a United Kingdom joint venture partner for $29.0 million.

The Company conducts research, as previously discussed, to determine which geographic markets are appropriate, based on the Company’s current business objectives, for either expansion or contraction.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
In 2002 the Company partnered with the Public Employees’ Retirement Association of Colorado on a $123 million joint venture consisting of the Company's southern New Jersey industrial portfolio. The Company sold or contributed 28 distribution Properties (including the three acquisition properties discussed above) totaling 3.1 million square feet and approximately 43 acres of developable land. The Company retained a 25% ownership interest in the joint venture, and realized proceeds of approximately $109 million from the transaction. The Company will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met. The venture is financed with approximately 60% leverage.

The Company continues to consider joint venture opportunities as a method of generating capital to fund its development and acquisition capital requirements.

INTERNATIONAL OPERATION
The Company’s international operation includes nine Properties in Operation in the County of Kent, England. These properties are located in a 650-acre, mixed commercial and residential community known as “Kings Hill,” approximately 25 miles southeast of London. The community has been developed over the past decade by a joint venture between the County of Kent and Rouse Kent Limited (“RKL”). RKL is a full service real estate development company which, together with its affiliates, owns six properties comprising 210,000 leaseable square feet. The Company provides management services with respect to the joint venture, which is currently owned by certain affiliates of the Company. The Company also has the option to purchase RKL for nominal consideration. The Company is in the process of evaluating the option to purchase.

The Company has also invested in joint ventures outside of Kings Hill. The Company believes that its development expertise, its access to capital and its relationship with tenants engaged in international business will create opportunities to service the needs of these tenants in both the United States and the United Kingdom. To date, these investments have been joint ventures with established real estate developers in the United Kingdom, where the investment intention is to act as a merchant builder (i.e. to build, lease and sell projects).

The Company intends to pursue its investment at Kings Hill and to identify merchant building and development opportunities in the United Kingdom.

Back to Contents

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

RISK FACTORS

The Company’s results from operations and the ability to make distributions to our shareholders and pay debt service on our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we”, “us” or “our” in the following risk factors.)

RISKS RELATED TO OUR PROPERTIES AND BUSINESS

ADVERSE DEVELOPMENTS CONCERNING OUR EXISTING TENANTS, OR NEGATIVE MARKET CONDITIONS MAY AFFECT OUR ABILITY TO ATTRACT NEW TENANTS, RELET SPACE, COLLECT RENT OR RENEW LEASES, AND THUS COULD ADVERSELY AFFECT OUR CASH FLOW FROM OPERATIONS AND INHIBIT GROWTH.
Our cash flow from operations depends on the ability to lease space to tenants, on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:

–	lack of demand for space in the areas where our Properties are located

–	inability to retain existing tenants and attract new tenants

–	oversupply of or reduced demand for space and changes in market rental rates

–	defaults by our tenants or their failure to pay rent on a timely basis

–	the need to periodically renovate and repair our space

–	physical damage to our Properties

–	economic or physical decline of the areas where our Properties are located

–	potential risk of functional obsolescence of our Properties

At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our Company. This could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders.

If our tenants do not renew their leases as they expire, we may not be able to relet the space. Furthermore, leases that are renewed, and some new leases for space that are relet, may have terms that are less economically favorable to us than current lease terms, or may require us to incur significant costs, such as for renovations, tenant improvements and lease transaction costs.

Back to Contents

Any of these events could adversely affect our cash flow from operations and our ability to make expected distributions to shareholders, as well as our ability to grow cash flow from operations.

A significant portion of our costs, such as real estate taxes, insurance and maintenance costs, and our debt service payments generally are not reduced when circumstances cause a decrease in cash flow from our Properties.

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

If the availability of land or high quality properties in our markets diminishes, our operating results could be adversely affected.

WE MAY EXPERIENCE INCREASED OPERATING COSTS, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.
Our Properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs; and other costs associated with security, landscaping, repairs and maintenance of our Properties. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without at the same time decreasing occupancy rates. If this occurs, our ability to pay distributions to shareholders and service our indebtedness could be adversely affected.

OUR ABILITY TO ACHIEVE GROWTH IN OPERATING INCOME DEPENDS IN PART ON OUR ABILITY TO DEVELOP AND ACQUIRE PROPERTIES, WHICH MAY SUFFER UNDER CERTAIN CIRCUMSTANCES.
We intend to continue to develop and acquire properties where warranted by market conditions. The decline in demand for real estate has reduced the amount of development we are undertaking. Additionally, our acquisition and development activities include the risks that:

–	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property

–	development and acquisition costs may exceed estimates, possibly making the property unprofitable

–	some acquisitions and developments may fail to achieve expectations, possibly making them unprofitable

–	development projects may have to be abandoned, which may require us to expense related capitalized development costs

Back to Contents

We have a number of ongoing development projects and a number of land projects being readied for development, including a $57.3 million investment, as of December 31, 2002, related to our proposed downtown Philadelphia office tower. If we determine to alter or discontinue our development efforts, future costs of the investment may be expensed as incurred rather than capitalized and we may determine the investment is impaired resulting in a loss associated with the impairment.

We anticipate that future acquisitions and development will be financed through proceeds from Property dispositions as well as secured or unsecured financing, including our $350 million unsecured credit facility (the “$350 million Credit Facility”). Also, we may, if desirable, sell securities in capital markets. It is possible that financing on desirable terms may become unavailable, and that we would not be able to continue our acquisitions and development activities.

WE MAY SUFFER ECONOMIC HARM AS A RESULT OF ALLOCATING RESOURCES TO UNSUCCESSFUL EFFORTS TO ENTER NEW MARKETS.
At times we may attempt to expand our operations into markets where we do not currently operate. We may fail to accurately gauge conditions in a new market prior to entering it, and therefore may not achieve anticipated results. If this occurs, cash flow from operations may be adversely affected.

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

WE MAY NOT BE ABLE TO ACCESS FINANCIAL MARKETS TO OBTAIN CAPITAL ON A TIMELY BASIS, OR ON ACCEPTABLE TERMS.
In order to qualify as a REIT for federal income tax purposes, we are required to distribute 90% of taxable income to shareholders each year, and thus cannot reinvest this portion of income in the business. As a result, retained cash flows are somewhat limited and we rely on proceeds from Property dispositions and third party capital sources for many of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources we rely on. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

–	general economic conditions affecting these markets

–	our own financial structure and performance

–	the market’s opinion of REITs in general

–	the market’s opinion of REITs that own properties like ours

WE MAY SUFFER ADVERSE EFFECTS AS A RESULT OF THE TERMS OF AND COVENANTS RELATING TO OUR INDEBTEDNESS.
Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments.

Back to Contents

Further, some obligations, including our $350 million Credit Facility and unsecured notes, as well as, at December 31, 2002, approximately $131.1 million in outstanding mortgage indebtedness contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

Finally, we may not be able to obtain funds by selling assets, raising equity or refinancing indebtedness to make required payments on maturing indebtedness.

PROPERTY OWNERSHIP THROUGH JOINT VENTURES WILL LIMIT OUR ABILITY TO ACT EXCLUSIVELY IN OUR INTERESTS.
From time to time we invest in joint ventures in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. In instances where we lack a controlling interest, our partners may be in a position to require action that is contrary to our objectives. While we seek to negotiate the terms of these joint ventures in a way that secures our ability to act in our best interests, there can be no assurance that those terms will be sufficient to fully protect us against actions contrary to our interests. If the objectives of our co-venturers are inconsistent with ours, we may not in every case be able to act exclusively in our interests.

WE MAY SUFFER ECONOMIC HARM IF OUR PLANNED ENTERPRISE RESOURCE PLANNING SOFTWARE IMPLEMENTATION EXPERIENCES COST OVERRUNS OR DELAYS.
We intend to begin a process in 2003 to implement an enterprise resource planning system for our business. It is anticipated that the enterprise resource planning system will become functional commencing in 2004. The objective of the new information technology system is to improve our performance by achieving a number of specific financial and operational measures. The new information technology system will be designed to provide us with a stable, long-term platform enabling us to deliver value to our tenants through information sharing and electronic commerce as these issues become more important in future periods.

Enterprise resource planning implementations are challenging initiatives that carry substantial project risk in the areas of cost overruns, project delays and business interruption. We will establish a number of risk management programs designed to mitigate these risks. Notwithstanding these efforts, failure to properly implement the new information technology system could have an adverse impact on our operating results.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

REAL ESTATE INVESTMENTS ARE ILLIQUID, AND WE MAY NOT BE ABLE TO SELL OUR PROPERTIES IF AND WHEN WE DETERMINE IT IS APPROPRIATE TO DO SO.
Real estate generally cannot be sold quickly. We may not be able to dispose of Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.

Back to Contents

WE MAY EXPERIENCE ECONOMIC HARM IF ANY DAMAGE TO OUR PROPERTIES IS NOT COVERED BY INSURANCE.
We carry insurance coverage on our Properties of the type and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our Properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties. Our existing property and liability policies expire in August 2003. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.

We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. For example, we may not be insured for losses resulting from acts of war, terrorism, or from environmental liabilities. If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a Property, as well as any future revenue from the Property. We would nevertheless remain obligated on any mortgage indebtedness or other obligations related to the Property.

We may incur environmental liability on some of our Properties, and are required to comply with rules and regulations regarding activities on our Properties as they affect the environment. Failure to comply with those requirements could result in difficulty in selling any affected Property or in incurrence of monetary penalties and fines in addition to the costs necessary to attain compliance.

OUR PROPERTIES MAY CONTAIN OR DEVELOP HARMFUL MOLD, WHICH COULD LEAD TO LIABILITY FOR ADVERSE HEALTH EFFECTS AND COSTS OF REMEDIATING THE PROBLEM.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our Properties could require us to undertake a costly remediation program to contain or remove the mold from the affected Property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT AND FIRE, SAFETY AND OTHER REGULATIONS MAY REQUIRE US TO MAKE EXPENDITURES THAT ADVERSELY IMPACT OUR OPERATING RESULTS.
All of our Properties are required to comply with the Americans with Disabilities Act, (“ADA”). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our Properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders.

Back to Contents

TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C. ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT ANY EXCHANGES ON WHICH OUR COMMON SHARES TRADE, THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.
Terrorist attacks and acts of war may negatively affect our operations and your investment in our securities. These attacks or armed conflicts may directly impact the value of our Properties through damage, destruction, loss or increased security costs. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our Properties as a result of a terrorist attack. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all.

More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders, and may result in volatility in the market price for our securities.

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

If we fail to qualify as a REIT in any taxable year, the distributions to shareholders would not be deductible when computing taxable income. If this happened, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, we could be prevented from qualifying as a REIT for the four years following the year in which we were disqualified. Further, if we requalified as a REIT after failing to qualify, we might have to pay the full corporate-level tax on any unrealized gain in our assets during the period we were not qualified as a REIT. We would then have to distribute to our shareholders the earnings we accumulated while we were not qualified as a REIT. These additional taxes would reduce our funds available for distribution to our shareholders. In addition, while we were disqualified as a REIT, we would not be required by the Internal Revenue Code to make distributions to our shareholders.

Future economic, market, legal, tax or other considerations may cause our Board of Trustees to revoke our election to qualify as a REIT. This decision requires the consent of the holders of a majority of the voting interests of all of our outstanding Common Shares.

Back to Contents

WE MAY BE SUBJECT TO ADVERSE LEGISLATIVE OR REGULATORY TAX CHANGES THAT COULD REDUCE THE MARKET PRICE OF OUR COMMON SHARES.On January 7, 2003, the President of the United States, through his administration, released a proposal that would exclude corporate dividends from an individual’s taxable income, to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REIT dividends would not be exempt from income tax in the hands of an individual shareholder because REITs’ income generally is not subject to corporate-level tax. This proposal could cause investments in REITs to lose an investment advantage relative to non-REITs. We can make no assurance regarding the form in which this proposal ultimately will be enacted or whether it will in fact be enacted. If enacted, the proposal could have an adverse effect on the market price of our Common Shares.

CERTAIN OFFICERS AND TRUSTEES OF THE TRUST MAY NOT HAVE THE SAME INTERESTS AS SHAREHOLDERS AS TO CERTAIN TAX LAWS.
Certain officers and trustees of the Trust own Common Units. These units may be exchanged for our Common Shares. The officers and trustees who own those units and have not yet exchanged them for our Common Shares may suffer different and more adverse tax consequences than holders of our Common Shares suffer in certain situations:

–	when certain of our Properties are sold

–	when debt on those Properties is refinanced

–	if we are involved in a tender offer or merger

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
Our charter contains an ownership limit on shares. To qualify as a REIT, five or fewer individuals cannot own, directly or indirectly, more than 50% in value of the outstanding shares of beneficial interest. To this end, our Declaration of Trust, among other things, generally prohibits any holder of the Trust’s shares from owning more than 5.0% of the Trust’s outstanding shares of beneficial interest, unless that holder gets the consent from the Board of Trustees. This limitation could prevent the acquisition of control of the Company by a third party without the consent from the Board of Trustees.

We have a staggered board and certain restrictive nominating procedures. The Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class I, Class II and Class III trustees expire in 2004, 2005 and 2003, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control was in the shareholders’ interest.

The Company can issue preferred shares. Our Declaration of Trust authorizes the Board of Trustees to establish the preferences and rights of any shares issued. The issuance of preferred shares could have the effect of delaying, making more difficult or preventing a change of control of the Company, even if a change in control was in the shareholders’ interest.

Back to Contents

We have a poison pill. Under the shareholder rights plan, rights are issued along with each of the Trust’s Common Shares. Holders of these rights can purchase, under certain conditions, a portion of a preferred share of beneficial interest, or receive Common Shares of the Trust, or common shares of an entity acquiring us, or other consideration, having a value equal to twice the exercise price of the right. The exercise price of the right is $200. This arrangement is often called a “poison pill.” Our poison pill could have the effect of delaying or preventing a change of control of the Company, even if a change in control was in the shareholders’ interest.

There are limitations on acquisition of and changes in control pursuant to, and fiduciary protections of The Board under Maryland law. The Maryland General Corporation Law (“MGCL”) contains provisions which are applicable to the Trust as if the Trust were a corporation. Among these provisions is a section, referred to as the “control share acquisition statute,” which eliminates the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. The MGCL also contains provisions applicable to us that are referred to as the “business combination statute,” which would generally limit business combinations between the Company and any 10% owners of the Trust’s shares or any affiliate thereof. Further, Maryland law provides broad discretion to the Board with respect to its fiduciary duties in considering a change in control of our Company, including that the Board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by the Board. Finally, the “unsolicited takeovers” provisions of the MGCL permit the Board, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or By-Laws, to implement takeover defenses that our Company does not yet have, including: permitting only the Board to fix the size of the Board and permitting only the Board to fill a vacancy on the Board. All of these provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of the Company under circumstances that otherwise could provide the holders of Common Shares with the opportunity to realize a premium over the then current market price.

VARIOUS FACTORS OUT OF OUR CONTROL COULD HURT THE MARKET VALUE OF OUR PUBLICLY TRADED SECURITIES.
General market conditions could change for the worse. The value of our publicly traded securities depends on various market conditions, which may change from time to time. In addition to general economic and market conditions and our particular financial condition and performance, the value of our publicly traded securities could be affected by, among other things, the extent of institutional investor interest in us and the market’s opinion of REITs in general and, in particular, REITs that own and operate properties similar to ours.

The market value of the equity securities of a REIT may be based primarily upon the market’s perception of the REIT’s growth potential and its current and future cash distributions, and may be secondarily based upon the real estate market value of the underlying assets. The failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities.

Rising market interest rates could make an investment in publicly traded securities less attractive. If market interest rates increase, purchasers of publicly traded securities may demand a higher annual yield on the price they pay for their securities. This could adversely affect the market price of publicly traded securities.

Back to Contents

TRANSACTIONS BY THE TRUST OR THE OPERATING PARTNERSHIP COULD ADVERSELY AFFECT DEBT HOLDERS.
Except with respect to several covenants limiting the incurrence of indebtedness and a covenant requiring the Operating Partnership to maintain a certain unencumbered total asset value, our indentures do not contain any provisions that would protect holders of the Operating Partnership’s debt securities in the event of (i) a highly leveraged or similar transaction involving the Operating Partnership, the management of the Operating Partnership or the Trust, or any affiliate of any these parties, (ii) a change of control, or (iii) certain reorganizations, restructuring, mergers or similar transactions involving the Operating Partnership or the Trust.

ENVIRONMENTAL REGULATIONS

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment (collectively, “Environmental Laws”), a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, treated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substances. In addition, the presence of any such substances or the failure to properly remediate such substances when present, released or discharged may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for disposal of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a storage, disposal or treatment facility or other facility at which there has been a release or a threatened release of such substances, whether or not such facility is owned or operated by such persons. In addition to any action required by federal, state or local authorities, the presence of hazardous or toxic substances on any of the Properties, or on any properties acquired hereafter, could result in private plaintiffs bringing claims for personal injury or other causes of action. In connection with the ownership and operation of the Properties, and with respect to any properties developed or acquired hereafter, the Company may be potentially liable for removal, remediation, natural resource damages, release or injury to persons or property. Further, various Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected Property or the imposition of monetary penalties and fines in addition to the costs required to attain compliance.

All of the Properties and land have been subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”). Although environmental issues have been identified with respect to certain of the Properties, the Company does not believe that any of these issues is likely to have a materially adverse affect on the Company. No assurance can be given that the Environmental Assessments revealed all potential environmental liabilities, that no prior owner or operator created any material adverse environmental condition not known to the Company, that no environmental liabilities have developed since such Environmental Assessments were prepared, that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

Back to Contents

ITEM 2. PROPERTIES

The Properties in Operation, as of December 31, 2002, consisted of 403 industrial and 249 office Properties. Single tenants occupy 237 Properties in Operation. The Company generally provides a reduced level of service in connection with the operation or maintenance of these Properties. The remaining 415 of the Company’s Properties in Operation are multi-tenant Properties for which the Company renders a range of building, operating and maintenance services.

As of December 31, 2002, the industrial Properties were 91.1% leased. The average building size for the industrial Properties is 84,378 square feet. The average building size for the office Properties is 68,503 square feet. As of December 31, 2002, the office Properties were approximately 89.9% leased.

The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2002. A complete listing of the Properties in Operation appears as Schedule III to the financial statements of the Company included in this report.

	TYPE		NET RENT	SQUARE FEET	% LEASED

			(in thousands)
Southeastern PA	Industrial	-Distribution	$12,533	2,290	88.3%
		-Flex	23,451	2,211	96.4%
	Office		89,577	5,968	92.9%

	Total		$125,561	10,469	92.7%

New Jersey	Industrial	-Distribution	$286	61	100.0%
		-Flex	9,467	1,165	90.9%
	Office		9,179	790	93.1%

	Total		$18,932	2,016	92.0%

Lehigh Valley	Industrial	-Distribution	$27,331	7,405	90.2%
		-Flex	9,515	1,388	93.5%
	Office		7,617	710	74.9%

	Total		$44,463	9,503	89.5%

Maryland	Industrial	-Distribution	$745	155	100.0%
		-Flex	3,019	226	100.0%
	Office		9,112	718	91.9%

	Total		$12,876	1,099	94.7%

Virginia	Industrial	-Distribution	$16,947	4,391	95.4%
		-Flex	3,937	569	87.4%
	Office		16,331	1,367	93.3%

	Total		$37,215	6,327	94.2%

The Carolinas	Industrial	-Distribution	$8,161	1,852	93.0%
		-Flex	1,228	197	88.8%
	Office		15,406	1,513	84.5%

	Total		$24,795	3,562	89.1%

Jacksonville	Industrial	-Distribution	$7,327	2,131	74.7%
		-Flex	10,597	1,853	84.0%
	Office		17,459	1,696	86.4%

	Total		$35,383	5,680	81.2%

Tampa	Industrial	-Distribution	$1,156	294	100.0%
		-Flex	7,936	971	91.0%
	Office		4,987	406	99.2%

	Total		$14,079	1,671	94.6%

Back to Contents

	TYPE		NET RENT	SQUARE FEET	% LEASED

			(in thousands)
South Florida	Industrial	-Distribution	$2,838	575	92.3%
		-Flex	1,109	195	68.0%
	Office		8,681	741	78.4%

	Total		$12,628	1,511	82.3%

Minnesota	Industrial	-Distribution	$2,180	488	100.0%
		-Flex	17,376	2,316	90.7%
	Office		12,722	1,065	86.0%

	Total		$32,278	3,869	90.6%

Michigan	Industrial	-Distribution	$4,588	976	99.9%
		-Flex	17,931	2,145	96.8%
	Office		21,981	1,909	92.6%

	Total		$44,500	5,030	95.8%

United Kingdom	Industrial	-Distribution	$—	—	—
		-Flex	3,545	151	100.0%
	Office		4,610	174	95.9%

	Total		$8,155	325	97.8%

TOTAL	Industrial	-Distribution	$84,092	20,618	90.7%
		-Flex	109,111	13,387	91.8%
	Office		217,662	17,057	89.9%

	Total		$410,865	51,062	90.7%

The expiring square feet and annual net rent by year for the above Properties in Operation as of December 31, 2002 are as follows (in thousands, except percentages):

	INDUSTRIAL- DISTRIBUTION		INDUSTRIAL-FLEX		OFFICE		TOTAL
YEAR	EXPIRING SQUARE FEET	EXPIRING ANNUAL NET RENT	EXPIRING SQUARE FEET	EXPIRING ANNUAL NET RENT	EXPIRING SQUARE FEET	EXPIRING ANNUAL NET RENT	EXPIRING SQUARE FEET	EXPIRING ANNUAL NET RENT

2003	2,044	$8,338	2,491	$21,538	1,790	$23,249	6,325	$53,125
2004	1,870	9,429	1,920	16,749	1,809	27,818	5,599	53,996
2005	2,598	13,723	1,762	15,862	3,075	43,330	7,435	72,915
2006	2,271	10,057	1,726	18,943	1,116	16,966	5,113	45,966
2007	2,319	11,029	1,264	12,317	1,545	23,034	5,128	46,380
2008	1,487	7,110	1,283	13,233	1,625	25,577	4,395	45,920
Thereafter	6,118	34,749	1,839	20,059	4,366	78,973	12,323	133,781

Total	18,707	$94,435	12,285	$118,701	15,326	$238,947	46,318	$452,083

Total Square Feet	20,618		13,387		17,057		51,062

Percent of
Total Expiring
Annual Net
Rent		20.9%		26.3%		52.8%		100.0%

The table below highlights the Company’s top ten industrial tenants and the top ten office tenants.

TOP 10 INDUSTRIAL TENANTS	PERCENTAGE OF NET RENT	TOP 10 OFFICE TENANTS	PERCENTAGE OF NET RENT

TJX Corp.	1.2%	The Vanguard Group, Inc.	4.8%
Kellogg Company	1.1%	GlaxoSmithKline	2.0%
The Government of the United States of America	0.9%	Aetna U.S. Healthcare, Inc.	1.4%
Vistakon Division of Johnson & Johnson	0.8%	PNC Bank	1.3%
Dial Corporation	0.7%	Express Scripts, Inc.	1.2%
DSC Logistics	0.6%	Capital One Services, Inc.	1.2%
Great Springs Waters of America, Inc.	0.5%	General Motors Acceptance Corp.	1.0%
Fieldcrest Cannon Sure Fit, Inc.	0.5%	Citicorp North America, Inc.	1.0%
Alcoa Fujikura LTD.	0.5%	Sanofi Winthrop, Inc.	1.0%
Spectrum Supply Chain Services	0.5%	R.L. Polk & Co.	0.7%

	7.3%		15.6%

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations. The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that any future legal proceedings (including any related judgments, settlements or costs) will not materially adversely affect the Company’s financial condition, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED SHAREHOLDERS’ MATTERS

The Common Shares are traded on the New York Stock Exchange under the symbol “LRY.” There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

			DIVIDENDS
			DECLARED PER
	HIGH	LOW	COMMON SHARE

2002
First Quarter	$32.90	$28.88	$0.59
Second Quarter	35.17	31.24	0.59
Third Quarter	34.65	27.60	0.60
Fourth Quarter	32.21	28.00	0.60

2001
First Quarter	$28.24	$26.30	$0.57
Second Quarter	29.86	27.50	0.57
Third Quarter	31.10	27.70	0.59
Fourth Quarter	30.24	25.75	0.59

As of February 28, 2003, the Common Shares were held by 1,284 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

Although the Company currently anticipates that comparable cash dividends will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company’s cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Trustees deems relevant.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

	LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999	1998

	(IN THOUSANDS)
OPERATING DATA
Total revenue	$606,029	$582,912	$530,126	$470,018	$386,421
Rental and real estate tax expense	172,715	166,950	147,994	128,893	107,944
Interest expense	116,625	111,179	107,719	99,132	78,334
General and administrative expenses	22,492	21,049	19,258	16,124	15,511
Depreciation and amortization	110,386	101,778	92,907	84,065	67,703

Income before property
dispositions and minority interest	183,811	181,956	162,248	141,804	116,929
(Loss) gain on property dispositions, including
impairment charge	(9,300)	2,115	18,386	13,188	(1,285)
Minority interest	20,282	19,086	20,148	13,455	7,983

Income from continuing operations	154,229	164,985	160,486	141,537	107,661
Extraordinary item-loss
on extinguishment of debt	—	—	2,103	1,145	—
Discontinued operations, net of minority interest	7,436	1,552	888	932	954

Net income	161,665	166,537	159,271	141,324	108,615

Preferred share distributions	7,242	11,000	11,000	11,000	11,000

Income available to
common shareholders	$154,423	$155,537	$148,271	$130,324	$97,615

Distributions paid on
common shares and units	$186,051	$171,513	$153,657	$133,387	$109,361

Distributions paid on
preferred shares and units	$20,694	$21,613	$21,070	$14,784	$11,000

Back to Contents

	LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999	1998

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PER SHARE DATA
Earnings per share
Basic:
Income from continuing operations	$1.96	$2.17	$2.22	$1.97	$1.58
Extraordinary item	$—	$—	$(0.03)	$(0.02)	$—
Income from discontinued operations	$0.10	$0.02	$0.01	$0.01	$0.02
Income per common share
– basic	$2.06	$2.19	$2.20	$1.96	$1.60
Diluted:
Income from continuing operations	$1.92	$2.13	$2.19	$1.96	$1.57
Extraordinary item	$—	$—	$(0.03)	$(0.02)	$—
Income from discontinued operations	$0.10	$0.02	$0.01	$0.01	$0.02
Income per common share
– diluted	$2.02	$2.15	$2.17	$1.95	$1.59
Distributions paid per
common share	$2.37	$2.30	$2.13	$1.87	$1.71
Distributions paid per
preferred share	$1.82	$2.20	$2.20	$2.20	$2.20
Weighted average number
of shares outstanding –
basic (1)	75,041	71,184	67,442	66,495	61,036
Weighted average number
of shares outstanding –
diluted (2)	76,272	73,580	68,173	66,727	61,315

OTHER DATA
Cash provided by opera –
ting activities	$294,562	$303,697	$240,735	$212,421	$219,223
Cash used in investing
activities	(171,619)	(233,198)	(308,750)	(238,778)	(839,542)
Cash (used) provided by
financing activities	(131,262)	(55,747)	63,589	21,030	579,631
Funds from operations (3)	276,217	262,782	234,194	210,982	173,829

	LIBERTY PROPERTY TRUST/LIBERTY PROPERTY LIMITED PARTNERSHIP
	DECEMBER 31,
	2002	2001	2000	1999	1998

	(DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Net real estate	$3,394,799	$3,247,527	$3,105,826	$2,880,538	$2,719,549
Total assets	3,627,061	3,552,825	3,396,355	3,118,133	2,931,408
Total indebtedness	1,866,187	1,753,131	1,703,896	1,491,238	1,423,843
Shareholders’ equity	1,351,589	1,423,422	1,320,805	1,294,607	1,267,036

OTHER DATA
Total leaseable square
footage of properties at
end of period (in thousands)	51,062	49,771	48,216	46,219	44,168
Number of properties at
end of period	652	645	652	634	608
Percentage leased at end
of period	91%	94%	96%	95%	95%

(1)	Basic weighted average number of shares includes only vested Common Shares outstanding during the year.
(2)
Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options for the year ended December 31, 2002. For the year ended December 31, 2001 such number includes the dilutive effect of outstanding options and the dilutive effect of Convertible Debentures (the “Convertible Debentures”) see Note 6 of the Company’s financial statements. For the years ended December 31, 2000, 1999 and 1998, such number includes the dilutive effect of outstanding options yet excludes Common Shares issuable upon conversion of the Convertible Debentures, because to do so would have been antidilutive. The Convertible Debentures matured in July 2001.

Back to Contents

(3)	“Funds from operations” is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Included in Funds from operations is the Company’s profit from its merchant building program. For the year ended December 31, 2002, the Company realized a $1.3 million gain from the disposition of a United Kingdom development property. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. See a reconciliation of net income to Funds from operations in the section of this Form 10-K entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Calculation of Funds from Operations”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain its high occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield high returns. The Company also acquires properties which it believes will create long-term value, and disposes of Properties which no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.

In 2002, the continued general slowdown in the economy negatively affected occupancy rates. Additionally, the imbalance between supply and demand, resulted in a general decline in market rental rates. Although the Company has realized increases on some renewal and replacement leases, the negative occupancy and rental rate trend has been continuing for several quarters and as a result, property level operating income from the “Same Store” group of properties has decreased. Additionally, tenant improvement and lease transaction costs on renewal and replacement leases have increased with the resultant effect of increasing property investment requirements.

The continued economic slowdown has also limited the Company’s ability to achieve growth in operating income from its development pipeline activity. The decline in demand for real estate has reduced the amount of development the Company is undertaking. The size of the development pipeline has continued to decrease as speculative development has been significantly reduced and build-to-suit activity has declined.

As noted above, the Company also seeks to acquire and dispose of Properties in appropriate circumstances. The Company anticipates that it will pursue acquisition and disposition opportunities during 2003.

FORWARD-LOOKING STATEMENTS

When used throughout this report, the words “believes,” “anticipates,” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; and the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Back to Contents

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates, judgments and assumptions on historical experience and on other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

CAPITALIZED COSTS
Expenditures directly related to the acquisition, or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year from the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Capitalized salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. Capitalized interest for the year ended December 31, 2002 was $16.5 million. Included in capitalized interest costs are the interest costs relating to the Company’s $57.3 million investment (as of December 31, 2002) in its proposed downtown Philadelphia office tower.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2002 and 2001, the Company’s allowance for doubtful accounts totaled $6.2 million and $4.9 million, respectively. For the year ended December 31, 2002, the Company’s bad debt expense totaled $2.6 million as compared to $2.7 million for the year ended December 31, 2001, or .4% of rental revenue for 2002 compared to .5% for 2001.

IMPAIRMENT OF REAL ESTATE
The Company evaluates its real estate investments upon occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The Company recognized a $5.3 million asset impairment loss in 2002 on three parcels of land. The Company has evaluated each of the Properties and land held for development and has determined that there are no additional valuation adjustments that need to be made at December 31, 2002. As of December 31, 2001 none of the Company’s assets were considered impaired.

Back to Contents

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2002 with the results of operations of the Company for the year ended December 31, 2001, and the results of operations of the Company for the year ended December 31, 2001 with the results of operations of the Company for the year ended December 31, 2000. As a result of the varying level of development, acquisition and disposition activities by the Company in 2002 and 2001, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the “Same Store” comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001.
Total revenue (principally rental revenue and operating expense reimbursement) increased to $606.0 million for the year ended December 31, 2002 from $582.9 million for the year ended December 31, 2001. This increase was primarily due to an increase in lease termination fees of approximately $8 million. The remaining increase resulted from the net increased investment in properties developed or acquired, net of dispositions during the respective periods. The average gross investment in operating real estate owned, including assets held for sale, for the year ended December 31, 2002 was $3,465.4 million as compared to $3,301.9 million for the year ended December 31, 2001.

The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) decreased to 93.7% for the year ended December 31, 2002 from 95.7% for the year ended December 31, 2001, due to the decrease in average occupancy during the year. Average occupancy for the year ended December 31, 2002 was 92.3% as compared to 95.0% for the year ended December 31, 2001.

Rental property and real estate tax expenses increased to $172.7 million for the year ended December 31, 2002 from $167.0 million for the year ended December 31, 2001. This increase is due to the increase in the investment in Properties owned during the respective periods.

Property level operating income, exclusive of lease termination fees, for the “Same Store” properties (properties owned since January 1, 2001) decreased to $356.9 million for the year ended December 31, 2002 from $363.3 million for the year ended December 31, 2001, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $351.2 million for the year ended December 31, 2002 from $355.5 million for the year ended December 31, 2001, on a cash basis. These decreases of 1.8% and 1.2%, respectively, are primarily due to decreases in occupancy. At December 31, 2002, the occupancy of the Same Store portfolio was 91.9% as compared to 94.1% at December 31, 2001.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2002 and 2001(in thousands).

Back to Contents

	STRAIGHT LINE BASIS		CASH BASIS
	2002	2001	2002	2001

Rental revenue	$364,023	$368,949	$358,381	$361,134

Operating expenses:
Rental property expense	98,872	101,720	98,872	101,720
Real estate taxes	51,076	50,554	51,076	50,554
Operating expense recovery	(142,782)	(146,643)	(142,782)	(146,643)

Unrecovered operating expenses	7,166	5,631	7,166	5,631

Property level operating income	$356,857	$363,318	$351,215	$355,503

General and administrative expenses increased to $22.5 million for the year ended December 31, 2002 from $21.0 million for the year ended December 31, 2001. These increases are primarily due to annual salary increases and the ongoing funding of marketing initiatives.

Depreciation and amortization expenses increased to $110.4 million for the year ended December 31, 2002 from $101.8 million for the year ended December 31, 2001. This increase is due to the increase in the investment in Properties owned during the respective periods.

Interest expense increased to $116.6 million for the year ended December 31, 2002 from $111.2 million for the year ended December 31, 2001. This increase is due to an increase in the average debt outstanding for the respective periods, which was $1,820.5 million in 2002 and $1,747.9 million in 2001. The effect of the increases in the average debt outstanding was partially offset by decreases in the weighted average interest rates for the periods, to 7.09% in 2002 from 7.46% in 2001.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the year ended December 31, 2002 was $16.5 million as compared to $22.3 million for the year ended December 31, 2001.

Implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that the operating results of the disposition of real estate sold after December 31, 2001 should be reflected as discontinued operations. Sales occurring before December 31, 2001, as well as sales of land and development properties continue to be reflected as a component of income from continuing operations.

In 2002, the Company realized a net loss on property dispositions of $9.3 million, due to the sale of ten parcels of land, the sale of a property developed for sale in the United Kingdom with a joint venture partner, and the sale or contribution of 28 Properties and one parcel of land to a joint venture for an aggregate of $162.6 million, and a $5.3 million impairment loss on three parcels of land. In 2001, the Company realized a gain on property dispositions of $2.1 million, due to the sale of 37 Properties in Operation, two Properties Under Development, and eight parcels of land for an aggregate of $157.1 million.

In accordance with SFAS No. 144, net income and gain/(loss) on dispositions of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The increase in income from discontinued operations of $5.9 million for the year ended December 31, 2002, as compared to the same period in 2001, is primarily due to the gain on the disposition of the properties sold in 2002.

Back to Contents

As a result of the foregoing, the Company’s net income decreased to $161.7 million for the year ended December 31, 2002 from $166.5 million for the year ended December 31, 2001.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000.
Total revenue increased to $582.9 million for the year ended December 31, 2001 from $530.1 million for the year ended December 31, 2000. This increase was primarily due to the net increased investment in properties developed, acquired or disposed of during the respective periods. The average gross investment in operating real estate owned, including assets held for sale, for the year ended December 31, 2001 was $3,301.9 million as compared to the $3,131.3 million for the year ended December 31, 2000.

The operating expense recovery percentage decreased to 95.7% for the year ended December 31, 2001 from 97.2% for the year ended December 31, 2000 due to the decrease in average occupancy during the year.

Rental property and real estate tax expenses increased to $167.0 million for the year ended December 31, 2001 from $148.0 million for the year ended December 31, 2000. This increase is due to the increase in the investment in properties owned during the respective periods.

Property level operating income, exclusive of lease termination fees, for the “Prior Year Same Store” properties (properties owned since January 1, 2000) increased to $343.7 million for the year ended December 31, 2001 from $337.2 million for the year ended December 31, 2000 on a straight line basis, and increased to $337.6 million for the year ended December 31, 2001 from $329.0 million for the year ended December 31, 2000, on a cash basis. These increases of 1.9% and 2.6%, respectively, are primarily due to increases in rental rates, partially offset by a decrease in occupancy, primarily in the office portion of the portfolio.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2001 and 2000 (in thousands).

	STRAIGHT LINE BASIS		CASH BASIS
	2001	2000	2001	2000

Rental revenue	$349,207	$340,961	$343,075	$332,718
Operating expense:
Rental property expense	95,862	89,173	95,862	89,173
Real estate taxes	48,339	46,034	48,339	46,034
Operating expense recovery	(138,687)	(131,483)	(138,687)	(131,483)

Unrecovered operating expenses	5,514	3,724	5,514	3,724

Property level operating income	$343,693	$337,237	$337,561	$328,994

General and administrative expenses increased to $21.0 million for the year ended December 31, 2001 from $19.3 million for the year ended December 31, 2000. These increases are primarily due to the funding of initiatives which the Company undertook related to training, internal assurance, property management and marketing.

Back to Contents

Depreciation and amortization expenses increased to $101.8 million for the year ended December 31, 2001 from $92.9 million for the year ended December 31, 2000. This increase is due to the increase in the investment in properties owned during the respective periods.

Interest expense increased to $111.2 million for the year ended December 31, 2001 from $107.7 million for the year ended December 31, 2000. This increase is due to an increase in the average debt outstanding for the respective periods, which was $1,747.9 million in 2001 and $1,589.8 million in 2000. This increase was partially offset by a decrease in the weighted average interest rates for the periods, to 7.46% in 2001 from 7.57% in 2000.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above. Capitalized interest for the year ended December 31, 2001 was $22.3 million as compared to $17.8 million for the year ended December 31, 2000.

In 2001, the Company realized a gain on property dispositions of $2.1 million, due to the sale of 37 Properties in Operation, two Properties Under Development, and eight parcels of land for an aggregate of $157.1 million. In 2000, the Company realized a gain on property dispositions of $18.4 million, due to the sale of 20 Properties in Operation and 11 parcels of land for an aggregate of $122.5 million.

In 2000, the Company repurchased $10.9 million principal amount of its Convertible Debentures resulting in the recognition of an extraordinary loss of $2.1 million. This loss represents the redemption premium and the write-off of related deferred financing costs.

As a result of the foregoing, the Company’s net income increased to $166.5 million for the year ended December 31, 2001 from $159.3 million for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had cash and cash equivalents of $11.1 million, including $3.1 million in cash held in escrow for the payment of real estate taxes.

Net cash flow provided by operating activities decreased to $294.6 million for the year ended December 31, 2002 from $303.7 million for the year ended December 31, 2001. This $9.1 million decrease was primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities decreased to $171.6 million for the year ended December 31, 2002 from $233.2 million for the year ended December 31, 2001. This decrease primarily resulted from a decrease in investment in development in progress and land held for development in 2002, which is consistent with the diminished opportunity to develop property due to the general slowdown in the economy. This decrease is partially offset by the acquisition and disposition activity during 2002.

Back to Contents

Net cash used by financing activities increased to $131.3 million for the year ended December 31, 2002 from $55.7 million for the year ended December 31, 2001. This $75.6 million increase was primarily due to the redemption of preferred shares. Net cash provided by or used by financing activities includes proceeds from the issuance of equity and debt net of debt repayments, shareholder distributions, and the redemption of preferred shares. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities and the decrease in such funding activities for 2002 is consistent with the decrease in the level of the Company’s investment activities as described above.

The Company believes that its undistributed cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources to include proceeds from the disposition of Properties. For the year ended December 31, 2002, these activities were funded through a $450 million unsecured credit facility (the “$450 million Credit Facility”), which was replaced in January, 2003, with the $350 million Credit Facility. The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires January, 2006.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of December 31, 2002 the Company’s debt to gross assets ratio was 45.4%, and the earnings to fixed charge coverage ratio was 2.7x. Debt to gross assets equals total long-term debt and borrowings under the $450 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

As of December 31, 2002, $315.3 million in mortgage loans and $1,418.9 million in unsecured notes were outstanding with a weighted average interest rate of 7.4%. The interest rates on $1,710.8 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $23.4 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.6 years.

In 2003, $73.9 million principal amount of 7.2% unsecured debt will mature. The Company anticipates that it will refinance or retire these maturities through its available sources of capital.

GENERAL
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $350 million Credit Facility from time to time.

Back to Contents

In 2002, the Company received approximately $23.0 million in net proceeds from the issuance of 7.625% Series D Cumulative Redeemable Preferred Units and approximately $148.1 million in net proceeds from the issuance of 6.375% senior unsecured notes due 2012. The Company used the net proceeds from the issuance of preferred units and unsecured notes to pay down borrowings on the $450 million Credit Facility which was used to fund development and acquisition activity.

In 2001, the Company received approximately $246.2 million in net proceeds from the issuance of unsecured notes. The Company used the net proceeds to pay down borrowings on the $450 million Credit Facility which was used to fund development and acquisition activity.

In August 2002, the Company redeemed for $125 million its outstanding 8.8% Series A Cumulative Redeemable Preferred Shares.

The Board of Trustees has authorized a share repurchase program under which the Company may purchase up to $100 million of the Company’s Common Shares, preferred shares or Convertible Debentures. Through December 31, 2002, the Company purchased 59,100 Common Shares and purchased Convertible Debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and Convertible Debentures was approximately $21.9 million.

In July 2001, the Convertible Debentures matured. Of the remaining $41.7 million outstanding as of June 30, 2001, $41.1 million were converted into Common Shares prior to the maturity date at a rate of one common share for each $20 outstanding, or 2,057,300 Common Shares, and $597,000 was settled in cash.

In September 2002, the quarterly Common Share dividend was increased to $0.60 per share from $0.59 per share. The Company’s annual Common Share dividend paid was $2.37 per share, $2.30 per share and $2.13 per share in 2002, 2001 and 2000, respectively. In 2002, the Company’s dividend payout ratio was approximately 69% of Funds from operations (as defined below).

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the “Shelf Registration Statement”). As of February 28, 2003, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $688.4 million in equity securities and the Operating Partnership had the capacity to issue up to $324.3 million in debt securities.

RELATED PARTY TRANSACTIONS
Pursuant to agreements, the Company provides management services with respect to RKL, which is currently owned by certain affiliates of the Company. For the years ended December 31, 2002, 2001, and 2000, the fees for these services were $600,000 per year. The Company pays a fee to RKL for management services which it provides for the Company’s properties owned in the United Kingdom. For the years ended December 31, 2002, 2001 and 2000, the fees for these services were $662,000, $376,000 and $44,000, respectively. The Company had accounts receivable and loans receivable from RKL and affiliates with balances of $9.0 million and $24.3 million, respectively, as of December 31, 2002 and $3.8 million and $17.3 million, respectively, as of December 31, 2001. The Company recognized interest income on notes receivable from RKL of $3.3 million, $2.2 million, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has the option to purchase this affiliate for nominal consideration. It is likely that RKL will be consolidated into the Company’s financial statements either through exercise of the option to buy, or through the adoption of FIN No. 46, as defined in Note 2 of the Company’s financial statements. The Company’s total assets and liabilities will change by less than 1% as a result of the consolidation (see Note 5 of the Company’s financial statements).

Back to Contents

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
In 2002 the Company partnered with the Public Employees’ Retirement Association of Colorado on a $123 million joint venture consisting of the Company’s southern New Jersey industrial portfolio. The Company sold or contributed 28 distribution Properties totaling 3.1 million square feet and approximately 43 acres of developable land. The Company retained a 25% ownership interest in the venture, and realized proceeds of approximately $109 million from the transaction. The Company will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met. The venture is financed with approximately 60% leverage.

CALCULATION OF FUNDS FROM OPERATIONS
Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT, because, together with net income and cash flows, Funds from operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund dividends and ongoing capital expenditures. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Included in Funds from operations is the Company’s profit from its merchant building program. For the year ended December 31, 2002, the Company realized a $1.3 million gain from the disposition of a United Kingdom development property. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

	YEAR ENDED DECEMBER 31,
	2002	2001	2000

	(IN THOUSANDS)
Income available to common shareholders	$154,423	$155,537	$148,271
Adjustments:
Minority interest less preferred unit distributions	7,803	8,559	10,139
Depreciation and amortization	109,063	100,801	92,067
Depreciation and amortization of unconsolidated joint ventures	83	—	—
Extraordinary item-loss on extinguishment on debt	—	—	2,103
Loss (gain) on disposition of properties	4,845	(2,115)	(18,386)

Funds from operations	$276,217	$262,782	$234,194

INFLATION
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $350 million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the $350 million Credit Facility will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

Back to Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

The Company’s primary market risk exposure is to changes in interest rates.

The Company is exposed to market risk related to its $350 million Credit Facility and certain other indebtedness as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The interest on the $350 million Credit Facility and such other indebtedness is subject to fluctuations in the market.

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

If the interest rates for variable rate debt were 100 basis points higher or lower during 2002, the Company’s interest expense would have been increased or decreased by approximately $1.4 million. If the interest rate for the fixed rate debt maturing in 2003 was 100 basis points higher or lower than its current rate of 7.2%, the Company’s interest expense would be increased or decreased by approximately $500,000.

The sensitivity analysis above assumes no changes in the Company’s financial structure. It also does not consider future fluctuations in interest rates or the specific actions that might be taken by management to mitigate the impact of such fluctuations.

The Company is also exposed to currency risk on its $86.7 million investment in the United Kingdom. The Company does not believe that this currency risk exposure is material to its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The dual presentation of financial statements for the Company is required by the Securities and Exchange Commission. The Company is comprised of two Securities and Exchange Commission registrants: Liberty Property Trust and Liberty Property Limited Partnership. Accordingly, financial statements are required for each registrant. The financial information contained within the two sets of financial statements is essentially the same.

Back to Contents

MANAGEMENT’S DISCUSSION OF FINANCIAL REPORTING RESPONSIBILITY REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Management’s Discussion of Financial Reporting Responsibility - Liberty Property Trust

Report of Independent Auditors – Liberty Property Trust

Financial Statements – Liberty Property Trust:

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2002 and 2001

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements – Liberty Property Trust

Financial Statement Schedule – Liberty Property Trust:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2002

Management’s Discussion of Financial Reporting Responsibility - Liberty Property Limited Partnership

Report of Independent Auditors – Liberty Property Limited Partnership

Financial Statements – Liberty Property Limited Partnership:

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2002 and 2001

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements – Liberty Property Limited Partnership

Financial Statement Schedule – Liberty Property Limited Partnership:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2002

Back to Contents

MANAGEMENT’S DISCUSSION OF FINANCIAL REPORTING RESPONSIBILITY

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

The Company’s system of internal controls is designed to provide reasonable assurance as to the proper authorization of transactions, the safeguarding of Company assets and the accuracy and reliability of the financial records. This system is reviewed and modified in response to changing business conditions and operations, and as a result of recommendations by the external and internal auditors. In addition, the Company has distributed to its employees its policies for conducting business affairs in a lawful and ethical manner.

The accounting firm of Ernst & Young LLP has performed an independent audit of the Company’s financial statements. Their audit was performed in accordance with auditing standards generally accepted in the United States. Management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.

The adequacy of the Company’s internal controls and the accounting principles employed in financial reporting are under the general oversight of the Audit Committee of the Board of Trustees. The Audit Committee, consisting solely of outside Trustees, meets periodically with the external auditors, the internal auditors and representatives of management to discuss auditing and financial reporting matters. The external auditors and the internal auditors also have full and free access to meet privately with the Audit Committee.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY

By: William P. Hankowsky
President and Chief Executive Officer

LIBERTY PROPERTY TRUST

/s/ GEORGE J. ALBURGER, JR.

By: George J. Alburger, Jr.
Executive Vice President and Chief Financial Officer

Back to Contents

REPORT OF INDEPENDENT AUDITORS

To The Board of Trustees and Shareholders Liberty Property Trust

We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the financial statements, the Trust adopted the provisions of Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets in 2002.

Philadelphia, Pennsylvania February 7, 2003	/s/ ERNST & YOUNG LLP

Back to Contents

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	DECEMBER 31,
	2002	2001

ASSETS
Real estate:
Land and land improvements	$504,808	$447,826
Buildings and improvements	3,048,676	2,778,430
Less accumulated depreciation	(485,206)	(395,065)

Operating real estate	3,068,278	2,831,191

Development in progress	163,379	252,789
Land held for development	163,142	163,547

Net real estate	3,394,799	3,247,527

Cash and cash equivalents	11,071	19,390
Accounts receivable	14,349	15,470
Deferred financing and leasing costs,
net of accumulated amortization
(2002 $75,833; 2001 $59,531)	71,544	66,991
Investment in unconsolidated joint ventures	14,963	—
Assets held for sale	—	107,972
Prepaid expenses and other assets	120,335	95,475

Total assets	$3,627,061	$3,552,825

LIABILITIES
Mortgage loans	$315,263	$340,131
Unsecured notes	1,418,924	1,345,000
Credit facility	132,000	68,000
Accounts payable	24,116	19,057
Accrued interest	32,571	31,392
Dividend payable	48,040	47,577
Other liabilities	96,119	83,852

Total liabilities	2,067,033	1,935,009

Minority interest	208,439	194,394

SHAREHOLDERS’ EQUITY
Series A preferred shares, $.001 par value, 5,000,000
shares authorized, issued and outstanding as of
December 31, 2001	—	120,814
Common shares of beneficial interest, $.001 par value,
191,200,000 shares authorized, 76,484,612 (includes 59,100 in treasury) and
73,721,045 (includes 59,100 in treasury) shares issued and outstanding as of
December 31, 2002 and 2001, respectively	76	74
Additional paid-in capital	1,410,900	1,336,350
Unearned compensation	(1,750)	(1,056)
Distributions in excess of net income	(56,310)	(31,433)
Common shares in treasury, at cost, 59,100
shares as of December 31, 2002 and 2001	(1,327)	(1,327)

Total shareholders’ equity	1,351,589	1,423,422

Total liabilities and shareholders’ equity	$3,627,061	$3,552,825

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2002	2001	2000

REVENUE
Rental	$435,632	$416,521	$381,853
Operating expense reimbursement	161,798	159,822	143,788
Equity in earnings of unconsolidated joint ventures	255	—	—
Interest and other	8,344	6,569	4,485

Total revenue	606,029	582,912	530,126

EXPENSES
Rental property	112,408	110,778	96,726
Real estate taxes	60,307	56,172	51,268
Interest	116,625	111,179	107,719
General and administrative	22,492	21,049	19,258
Depreciation and amortization	110,386	101,778	92,907

Total expenses	422,218	400,956	367,878

Income before property dispositions and minority interest	183,811	181,956	162,248
(Loss) gain on property dispositions,
including impairment charge of $5,264 in 2002	(9,300)	2,115	18,386
Minority interest	20,282	19,086	20,148

Income from continuing operations	154,229	164,985	160,486

Extraordinary item-loss on
extinguishment of debt	—	—	2,103

Discontinued operations net of minority
interest (including net gain on property
dispositions of $6,959 for the year ended
December 31, 2002)	7,436	1,552	888

Net income	161,665	166,537	159,271

Preferred share distributions	7,242	11,000	11,000

Income available to common shareholders	$154,423	$155,537	$148,271

Earnings per share
Basic:
Income from continuing operations	$1.96	$2.17	$2.22
Extraordinary item	—	—	(0.03)
Income from discontinued operations	0.10	0.02	0.01

Income per common share – basic	$2.06	$2.19	$2.20

Diluted:
Income from continuing operations	$1.92	$2.13	$2.19
Extraordinary item	—	—	(0.03)
Income from discontinued operations	0.10	0.02	0.01

Income per common share – diluted	$2.02	$2.15	$2.17

Weighted average number of common shares outstanding
Basic	75,041	71,184	67,442
Diluted	76,272	73,580	68,173

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

					RETAINED
		COMMON			EARNINGS	COMMON
		SHARES OF	ADDITIONAL		(DISTRIBUTIONS	SHARES	TOTAL
	PREFERRED	BENEFICIAL	PAID-IN	UNEARNED	IN EXCESS OF	HELD IN	SHAREHOLDERS’
	SHARES	INTEREST	CAPITAL	COMPENSATION	NET INCOME)	TREASURY	EQUITY

Shareholders’ equity
at January 1, 2000	$120,814	$67	$1,196,736	$(743)	$(20,940)	$(1,327)	$1,294,607

Net proceeds from the
issuance of common shares	—	1	12,581	—	—	—	12,582
Conversion of debentures	—	—	2,605	—	—	—	2,605
Unearned compensation	—	—	—	(947)	—	—	(947)
Net income	—	—	—	—	159,271	—	159,271
Distributions on
common shares	—	—	—	—	(147,582)	—	(147,582)
Distributions on
preferred shares	—	—	—	—	(11,000)	—	(11,000)
Noncash compensation	—	—	3,024	—	—	—	3,024
Minority interest
reclassification	—	—	8,245	—	—	—	8,245

Balance at December 31, 2000	120,814	68	1,223,191	(1,690)	(20,251)	(1,327)	1,320,805

Net proceeds from the
issuance of common shares	—	6	31,532	—	—	—	31,538
Conversion of debentures	—	—	70,209	—	—	—	70,209
Unearned compensation	—	—	—	634	—	—	634
Net income	—	—	—	—	166,537	—	166,537
Distributions on
common shares	—	—	—	—	(166,719)	—	(166,719)
Distributions on
preferred shares	—	—	—	—	(11,000)	—	(11,000)
Noncash compensation	—	—	1,488	—	—	—	1,488
Minority interest
reclassification	—	—	9,930	—	—	—	9,930

Balance at December 31, 2001	120,814	74	1,336,350	(1,056)	(31,433)	(1,327)	1,423,422

Net proceeds from the
issuance of common shares	—	2	67,626	—	—	—	67,628
Unearned compensation	—	—	—	(694)	—	—	(694)
Net income	—	—	—	—	161,665	—	161,665
Distributions on
common shares	—	—	—	—	(179,300)	—	(179,300)
Distributions on
preferred shares	—	—	—	—	(7,242)	—	(7,242)
Noncash compensation	—	—	2,640	—	—	—	2,640
Minority interest
reclassification	—	—	8,533	—	—	—	8,533
Redemption of
preferred shares	(120,814)	—	(4,249)	—	—	—	(125,063)

Balance at December 31, 2002	$—	$76	$1,410,900	$(1,750)	$(56,310)	$(1,327)	$1,351,589

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2002	2001	2000

OPERATING ACTIVITIES
Net income	$161,665	$166,537	$159,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,891	102,626	93,472
Amortization of deferred financing costs	3,979	4,016	3,888
Equity in earnings of unconsolidated joint ventures	(255)	—	—
Minority interest in net income	20,657	19,171	20,209
Loss (gain) on property dispositions	2,341	(2,115)	(18,386)
Noncash compensation	1,946	2,122	2,077
Changes in operating assets and liabilities:
Accounts receivable	1,121	(2,846)	764
Prepaid expenses and other assets	(26,288)	9,550	(44,646)
Accounts payable	5,059	3,385	73
Accrued interest	1,179	1,914	7,056
Other liabilities	12,267	(663)	16,957

Net cash provided by operating activities	294,562	303,697	240,735

INVESTING ACTIVITIES
Investment in properties	(135,840)	(57,332)	(118,735)
Investment in unconsolidated joint ventures	(1,655)	—	—
Proceeds from disposition of properties/land	181,903	151,604	117,009
Investment in development in progress	(167,403)	(255,333)	(177,380)
Investment in land held for development	(29,838)	(54,002)	(111,685)
Increase in deferred leasing costs	(18,786)	(18,135)	(17,959)

Net cash used in investing activities	(171,619)	(233,198)	(308,750)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	67,628	31,538	12,582
Net proceeds from issuance of preferred units	22,954	—	19,461
Retirement of convertible debentures	—	(597)	(10,914)
Redemption of preferred shares	(125,063)	—	—
Proceeds from issuance of unsecured notes	148,062	246,242	197,073
Repayments of unsecured notes	(100,000)	—	(90,000)
Proceeds from mortgage loans	8,366	—	—
Repayments of mortgage loans	(9,310)	(31,782)	(15,218)
Proceeds from credit facility	444,000	305,200	541,000
Repayments on credit facility	(380,000)	(413,200)	(412,000)
Increase in deferred financing costs	(1,143)	—	(3,665)
Distributions paid on common shares	(176,924)	(162,118)	(143,560)
Distributions paid on preferred shares	(9,075)	(11,000)	(11,000)
Distributions paid on units	(20,757)	(20,030)	(20,170)

Net cash (used) provided by financing activities	(131,262)	(55,747)	63,589

(Decrease) increase in cash and cash equivalents	(8,319)	14,752	(4,426)
Cash and cash equivalents at beginning of year	19,390	4,638	9,064

Cash and cash equivalents at end of year	$11,071	$19,390	$4,638

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$18,608	$33,567	$31,021
Investment in unconsolidated joint ventures	13,053	—	—
Acquisition of properties	—	(9,888)	(2,419)
Assumption of mortgage loans	—	9,888	2,419
Conversion of convertible debentures	—	70,209	2,605

See accompanying notes.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST

1. ORGANIZATION

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.4% of the common equity of the Operating Partnership at December 31, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Trust, the Operating Partnership, the Operating Partnership’s consolidated subsidiaries and consolidated joint ventures. All significant intercompany transactions and accounts have been eliminated.

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

Back to Contents

The Company evaluates its real estate investments upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected in the Consolidated Balance Sheet and the Company’s share of net income from the joint venture is included on the Consolidated Statement of Operations.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Cash and cash equivalents include $3.1 million in cash held in escrow for the payment of real estate taxes.

Revenues

The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Termination fees are recognized when received.

Deferred Financing and Leasing Costs

Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense.

Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	FOR THE YEAR ENDED DECEMBER 31, 2002			FOR THE YEAR ENDED DECEMBER 31, 2001

	INCOME (NUMERATOR)	WEIGHTED AVERAGE SHARES (DENOMINATOR)	PER SHARE AMOUNT	INCOME (NUMERATOR)	WEIGHTED AVERAGE SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$161,665			$166,537
Less: Preferred share
distributions	(7,242)			(11,000)

Basic income per common share
Income available to common shareholders	154,423	75,041	$2.06	155,537	71,184	$2.19

Dilutive shares for long-term compensation plans	—	1,231		—	1,062
Convertible debentures	—	—		2,587	1,334

Diluted income per common share
Income available to common shareholders and assumed conversions	$154,423	76,272	$2.02	$158,124	73,580	$2.15

Back to Contents

	FOR THE YEAR ENDED DECEMBER 31, 2000
	INCOME (NUMERATOR)	WEIGHTED AVERAGE SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$159,271
Less: Preferred share
distributions	(11,000)

Basic income per common share
Income available to common shareholders	148,271	67,442	$2.20

Dilutive shares for long-term compensation plans	—	731

Diluted income per common share
Income available to common shareholders and assumed conversions	$148,271	68,173	$2.17

Basic income per common share for the years ended December 31, 2001 and 2000, would be $2.20 and $2.19 calculated as if the debenture conversions which occurred in 2001 and 2000 had occurred on January 1, 2001 and 2000, respectively. The Convertible Debentures matured in 2001.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and other assets and liabilities are reasonable estimates of fair values because of the short term maturities of these investments. The fair value of the Company’s long term debt, which is based on estimates by management and on rates quoted on December 31, 2002 for comparable loans, exceeds the aggregate carrying value by approximately $215 million at December 31, 2002.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income (95% for the years prior to January 1, 2001), as defined in the Code, to its shareholders and satisfies certain other requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

The Company is subject to certain state and local income, excise and franchise taxes and is subject to tax with respect to its activities in the United Kingdom. The provision for such taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated since it is not material.

The Federal tax cost basis of the real estate at December 31, 2002 was approximately $3.7 billion.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the date of the grant. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Awards of stock and restricted stock are expensed as compensation on a current basis over the benefit period.

Back to Contents

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“the FASB”), issued Statement of Financial Standards (“SFAS”) No. 141 (effective June 30, 2001). SFAS No. 141 supercedes APB Opinion No. 16 “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires separate identification and allocation of purchase price to in-place operating leases in connection with the purchase of real estate assets. This fair value is a function of whether the remaining cash flows under the leases at the acquisition date are favorable or unfavorable relative to market prices. The impact of the adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective January 1, 2002). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, “Reported the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company’s adoption of SFAS N o. 144 resulted in the presentation of the net operating results and gains on sale of properties sold during the year ended December 31, 2002, as income from discontinued operations for all periods presented (See Note 14). The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only impacted the presentation of these properties within the Consolidated Statements of Operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections”. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. The Company intends to account for its employee stock options using the fair value method beginning January 1, 2003 using the prospective adoption method.

Back to Contents

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. It is likely that Rouse Kent Limited (“RKL”) will be consolidated into the Company’s financial statements either through the exercise of the Company’s option to buy, or through the adoption of the provisions of FIN No. 46. The Company’s total assets and liabilities will change by less than 1% as a result of the consolidation (see Note 5).

3. REAL ESTATE

At December 31, 2002 and 2001, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

	LAND	BUILDINGS
	AND LAND	AND		ACCUMULATED
	IMPROVEMENTS	IMPROVEMENTS	TOTAL	DEPRECIATION

2002:
Industrial properties	$247,667	$1,383,887	$1,631,554	$222,424
Office properties	257,141	1,664,789	1,921,930	262,782

2002 Total	$504,808	$3,048,676	$3,553,484	$485,206

2001:
Industrial properties	$215,568	$1,247,217	$1,462,785	$181,957
Office properties	232,258	1,531,213	1,763,471	213,108

2001 Total	$447,826	$2,778,430	$3,226,256	$395,065

Depreciation expense was $94.6 million in 2002, $88.2 million in 2001, and $82.2 million in 2000.

As of December 31, 2002, the Company has commenced development on nine properties, which upon completion are expected to comprise approximately 1.0 million square feet of leaseable space. As of December 31, 2002, approximately $163.4 million has been expended for the development of these projects and an additional $32.3 million is estimated to be required for completion.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On November 18, 2002, the Company entered into a joint venture agreement (“Liberty Venture I, LLC”) with the Public Employees’ Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture in exchange for a 25% ownership interest in the joint venture and $108.8 million in cash. These assets have been classified as held for sale in the accompanying balance sheet as of December 31, 2001. The Company’s share of this joint venture earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying statement of operations. The Company will provide development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.

The condensed balance sheet as of December 31, 2002 and statement of operations for Liberty Venture I, LLC, for the period from inception to December 31, 2002 is as follows, (in thousands):

Back to Contents

Balance Sheet:
Rental property	$123,998
Less accumulated depreciation	(327)

Rental property, net	123,671
Other assets	2,916

Total assets	$126,587

Mortgage payable	$72,250
Other liabilities	1,107
Partners’ capital	53,230

Total liabilities and equity	$126,587

Statement of operations:
Total revenues	$2,380
Operating and other expenses	(620)
Depreciation and amortization	(331)
Interest expense	(410)

Net income	$1,019

5. RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company provides management services with respect to RKL, which is currently owned by certain affiliates of the Company. For the years ended December 31, 2002, 2001, and 2000, the fees for these services were $600,000 per year. The Company pays a fee to RKL for management services which it provides for the Company’s properties owned in the United Kingdom. For the years ended December 31, 2002, 2001 and 2000, the fees for these services were $662,000, $376,000 and $44,000, respectively. The Company had accounts receivable and loans receivable from RKL and affiliates with balances of $9.0 million and $24.3 million, respectively, as of December 31, 2002 and $3.8 million and $17.3 million, respectively, as of December 31, 2001. The Company recognized interest income on notes receivable from RKL of $3.3 million, $2.2 million, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has the option to purchase this affiliate for nominal conside ration.

6. INDEBTEDNESS

Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility, as defined below and convertible debentures (which matured in 2001). The weighted average interest rates for the years ended December 31, 2002, 2001, and 2000, were approximately 7.1%, 7.5%, and 7.6%, respectively. Interest expense for the years ended December 31, 2002, 2001, and 2000, aggregated $116.6 million, $111.2 million, and $107.7 million, respectively. Interest costs during these periods of $16.5 million, $22.3 million, and $17.8 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2002, 2001, and 2000, was $128.4 million, $128.4 million, and $115.1 million, respectively.

The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility”. The Company is in compliance with the financial covenants.

Back to Contents

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2003 to 2012 are collateralized by and in some instances cross-collateralized by properties with a net book value of $491.3 million.

As of December 31, 2002, $315.3 million in mortgage loans and $1,418.9 million in unsecured notes were outstanding. The interest rates on $1,710.8 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $23.4 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.6 years. The scheduled maturities of principal amortization of the Company’s mortgage loans and the unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

	MORTGAGES
	PRINCIPAL AMORTIZATION	PRINCIPAL MATURITIES	UNSECURED NOTES	TOTAL	WEIGHTED AVERAGE INTEREST RATE

2003	$7,666	$2,970	$73,924	$84,560	7.3%
2004	8,176	33,158	100,000	141,334	7.0%
2005	7,099	115,039	—	122,138	7.6%
2006	5,010	30,098	100,000	135,108	7.2%
2007	4,552	—	100,000	104,552	7.3%
2008	4,248	29,268	—	33,516	7.2%
2009	2,015	42,119	270,000	314,134	7.8%
2010	1,348	—	200,000	201,348	8.5%
2011	1,098	3,533	250,000	254,631	7.3%
2012	192	17,674	150,000	167,866	6.5%
2013	—	—	75,000	75,000	6.4%
2018	—	—	100,000	100,000	7.5%

	$41,404	$273,859	$1,418,924	$1,734,187	7.4%

Credit Facility

For the year ended December 31, 2002, the Company utilized a $450 million unsecured credit facility (the “$450 million Credit Facility”). The interest rate on borrowings under the $450 million Credit Facility fluctuated based on senior debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Group (“S & P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB from Moody’s, S&P, and Fitch, respectively. At these ratings, the interest rate on the $450 million Credit Facility was 105 basis points over the LIBOR Rate (2.5% at December 31, 2002). The interest rate for the $450 million Credit Facility at December 31, 2001 was 3.3%. Customary fees applied to the $450 million Credit Facility including an annual administrative fee and an unused line fee.

In January 2003, the Company obtained a new $350 million unsecured revolving credit facility (the “$350 million Credit Facility”), replacing the $450 million Credit Facility, due April 2003. Based on the Company’s current ratings, the interest rate on the $350 million Credit Facility is 70 basis points over the LIBOR rate. There is also a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The $350 million Credit Facility contains a competitive bid option, whereby lenders participating in the $350 million Credit Facility bid on the interest to be charged. This feature is available for up to $150 million of borrowings. The $350 million Credit Facility contains financial covenants, certain of which are set forth below:

–   total debt to total assets may not exceed 0.55:1;

Back to Contents

–   operating cash flows to interest may not be less than 1.85:1;

–   earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.75:1;

–   unencumbered asset value to unsecured asset value to unsecured debt may not be less than 175%;

–   unencumbered cash flow to unsecured debt service must exceed 1.5:1

The $350 million Credit Facility expires in January, 2006. The $350 million Credit Facility provides for up to $50 million denominated in Pounds Sterling or Euros.

Convertible Debentures

The Convertible Debentures, which matured on July 1, 2001, were exchangeable for Common Shares of beneficial interest of the Trust (the “Common Shares”) at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments. The initial interest rate on the Convertible Debentures was 8.0% and increased with the increases in the distribution payment on the Company’s Common Shares. At December 31, 2000, the effective interest rate on the Convertible Debentures was 11.4%.

The Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares, preferred shares or Convertible Debentures. There were no repurchases during 2002 and 2001. In 2000, the Company repurchased $10.9 million principal amount of the Convertible Debentures. The repurchase of the Convertible Debentures in 2000 resulted in the recognition of an extraordinary loss of $2.1 million. This loss represents the redemption premium and the write-off of related deferred financing costs.

7. LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$439,229
2004	392,342
2005	328,613
2006	267,703
2007	223,532
Thereafter	307,407

TOTAL	$1,958,826

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

8. SHAREHOLDERS’ EQUITY

Common Shares

The Company paid to holders of Common Shares and holders of Common Units, distributions of $186.1 million, $171.5 million, and $153.7 million, during the years ended December 31, 2002, 2001, and 2000, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $2.37, $2.30, and $2.13 during the years ended December 31, 2002, 2001, and 2000, respectively.

Back to Contents

For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

	2002	2001	2000

Return of capital	—	—	—
Ordinary income	91.6%	95.0%	99.5%
Capital gains	8.4%	5.0%	.5%

The Company’s federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.

Treasury Shares

The Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares, preferred shares (as defined below) or Convertible Debentures. In 1999, the Company repurchased 59,100 of its Common Shares for $1.3 million.

Preferred Shares

The Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”), which were redeemed on August 28, 2002, were non-voting and had a liquidation preference of $25.00 per share. The Preferred Shares were redeemed for $125 million.

The Company paid Preferred Share distributions of $9.1 million, $11.0 million and $ll.0 million for the three years ended December 31, 2002, 2001 and 2000, respectively. On a per share basis, the Company paid preferred share distributions of $1.82, $2.20 and $2.20 for the three years ended December 31, 2002, 2001, and 2000.

For federal income tax purposes, the following table summarizes the portions of the preferred shares distributions relating to return of capital, ordinary income and capital gains:

	2002	2001	2000

Return of capital	—	—	—
Ordinary income	100.0%	95.1%	99.5%
Capital gains	—	4.9%	.5%

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to certain limited partnership interests of the Operating Partnership issued in connection with the formation of the Company, certain subsequent acquisitions, and the sale of preferred units. In addition, minority interest includes third-party ownership interests in two consolidated joint venture investments in the United Kingdom. No Common Units were issued in connection with acquisitions in 2000, 2001 or 2002. The common limited partnership interests outstanding as of December 31, 2002 have the same economic characteristics as would 3,724,521 Common Shares. The common limited partnership interests share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust.

Back to Contents

The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of Issue	Issue	Amount	Shares	Liquidation Preference	Dividend Rate	Redeemable As of	Exchangeable after

		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	9.25%	7/28/04	7/28/09 into Series B Cumulative Redeemable Preferred Shares of the Trust

4/18/00	Series C	$20,000	800	$25	9.125%	4/18/05	4/18/10 into Series C Cumulative Redeemable Preferred Shares of the Trust

6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2002	2001	2000

Distributions (in millions)	$11.6	$10.6	$10.1
Distribution per unit:
Series B	$2.31	$2.31	$2.31
Series C	$2.28	$2.28	$1.60
Series D	$2.13	—	—

Shareholder Rights Plan

In December 1997, the Board of Trustees of the Company adopted a shareholder rights plan (the “Shareholder Rights Plan”). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights Plan) was attached to each outstanding Common Share at the close of business on December 31, 1997. In addition, a Right will be attached to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company, under certain conditions, a unit (a “Rights Plan Unit”) consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the “Junior Preferred Stock”), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquires, or obtains the right to acquire, beneficial ownership of Common Shares or other voting securities (“Voting Stock”) that have 10% or more of the voting pow er of the outstanding shares of Voting Stock, or if an Acquiring Person commences to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that has 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights are redeemable by the Company at a price of $0.0001 per Right. If not exercised or redeemed, all Rights will expire on December 31, 2007.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2002, 2001, and 2000, 1,693,837, 482,822, and 330,612 Common Shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan.

Back to Contents

9. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3 percent of the employees’ salary and may also make annual discretionary contributions. Total expense recognized by the Company was $409,000, $453,000 and $342,000 for the years ended 2002, 2001 and 2000, respectively.

The Company registered 750,000 common shares in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company at a 15% discount to fair market value. A total of 8,977 and 3,613 common shares were issued, in accordance with the ESPP, during the years ended December 31, 2002 and 2001, respectively.

10. SHARE OPTIONS

The Company’s Share Incentive Plan (“Share Incentive Plan”), as amended, has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 9,926,256 shares of the Company’s Common Shares. All options granted have 10-year terms and vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.

The Company has elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under the alternative SFAS No. 123 “Accounting for Stock-Based Compensation”, the Company would recognize compensation expense equal to the value of such options upon grant date.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions for 2002, 2001, and 2000:

	2002	2001	2000

Risk-free interest rate	5.0%	5.0%	6.2%
Dividend yield	7.5%	7.9%	8.0%
Volatility factor	.175	.175	.179
Weighted-average expected life	8 years	8 years	8 years

For purposes of pro forma disclosures, the estimated fair value of the options determined according to the Black-Scholes option pricing model is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

Back to Contents

	YEAR ENDED DECEMBER 31,
	2002	2001	2000

Income available to common shareholders	$154,423	$155,537	$148,271
Less: Total share-based compensation expense determined under fair value based methods for all awards	(2,135)	(1,616)	(1,443)

Pro forma net income	$152,288	$153,921	$146,828

Income per common share:

Basic – as reported	$2.06	$2.19	$2.20
Basic – pro forma	$2.03	$2.16	$2.18

Diluted – as reported	$2.02	$2.15	$2.17
Diluted – pro forma	$2.00	$2.13	$2.15

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company’s share option activity, and related information for the years ended December 31, 2002, 2001, and 2000 follows:

	2002		2001		2000
	OPTIONS (000s)	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS (000s)	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS (000s)	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding-beginning of year	4,947	$23.86	4,799	$22.78	3,536	$22.60
Granted	1,606	30.23	1,014	26.97	1,522	22.79
Exercised	(772)	22.68	(855)	21.86	(223)	21.23
Forfeited	(15)	22.69	(11)	22.69	(36)	20.70

Outstanding-end of year	5,766	$25.89	4,947	$23.86	4,799	$22.78

Exercisable at end of year	4,218	$22.95	3,393	$22.71	2,512	$22.30

Weighted-average fair value of options granted during the year	$1.83		$1.45		$1.55

Exercise prices for options outstanding as of December 31, 2002 ranged from $19.75 to $34.98. The weighted-average remaining contractual life of those options is 7.2 years.

An additional 1,691,578, 3,349,421, and 968,676 Common Shares were reserved for issuance for future grants from the Share Incentive Plan at December 31, 2002, 2001 and 2000, respectively.

The Company intends to account for its employee stock options using the fair value method beginning January 1, 2003 using the prospective adoption method.

11. COMMITMENTS AND CONTINGENCIES

All of the Properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company. The Environmental Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Environmental

Back to Contents

Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations.

The Company is obligated to purchase approximately $9 million in land under contracts with a variety of parties.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2002 and 2001 follows. Certain 2002 and 2001 amounts have been reclassified to conform to the current presentation of discontinued operations.

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MARCH 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MARCH 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(in thousands, except per share amounts)
Rental revenue	$108,714	$114,299	$106,798	$105,821	$105,719	$104,897	$103,849	$102,056

Income from continuing operations	32,534	41,043	40,281	40,371	40,293	41,804	41,955	40,933

Discontinued operations	787	597	4,223	1,829	409	510	450	183

Income available to common shareholders	33,321	39,898	41,754	39,450	37,952	39,564	39,655	38,366

Income per common share — basic	$0.44	$0.53	$0.56	$0.53	$0.52	$0.54	$0.56	$0.56

Income per common share — diluted	$0.43	$0.52	$0.55	$0.53	$0.51	$0.53	$0.56	$0.55

13. SEGMENT INFORMATION

The Company operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

Back to Contents

FOR THE YEAR ENDED DECEMBER 31, 2002

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

Real estate related revenues	$182,344	$44,989	$63,464	$49,696	$36,544	$45,651	$49,975	$63,501	$61,266	$597,430
Rental property expenses and real estate taxes	51,364	14,265	13,875	12,422	11,002	11,910	18,779	20,744	18,354	172,715

Property level operating income	$130,980	$30,724	$49,589	$37,274	$25,542	$33,741	$31,196	$42,757	$42,912	424,715

Other income/expenses, net										240,904

Income before property dispositions and minority interest										183,811

Loss on disposition of properties										(9,300)

Minority interest										(20,282)

Discontinued operations net of minority interest										7,436

Preferred share distributions										(7,242)

Income available to common shareholders										$154,423

FOR THE YEAR ENDED DECEMBER 31, 2001

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

Real estate related revenues	$171,530	$44,317	$56,672	$45,712	$45,345	$44,983	$48,775	$59,063	$59,946	$576,343
Rental property expenses and real estate taxes	49,311	14,127	13,606	11,336	12,721	11,822	18,357	19,461	16,209	166,950

Property level operating income	$122,219	$30,190	$43,066	$34,376	$32,624	$33,161	$30,418	$39,602	$43,737	409,393

Other income/expenses, net										227,437

Income before property dispositions and minority interest										181,956

Gain on disposition of properties										2,115

Minority interest										(19,086)

Discontinued operations net of minority interest										1,552

Preferred share distributions										(11,000)

Income available to common shareholders										$155,537

FOR THE YEAR ENDED DECEMBER 31, 2000

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

Real estate related revenues	$147,307	$42,172	$49,927	$42,956	$41,542	$42,413	$42,556	$56,913	$59,855	$525,641
Rental property expenses and real estate taxes	40,912	12,925	10,834	9,674	11,391	10,425	16,339	19,611	15,883	147,994

Property level operating income	$106,395	$29,247	$39,093	$33,282	$30,151	$31,988	$26,217	$37,302	$43,972	377,647

Other income/expenses, net										215,399

Income before property dispositions, extraordinary item, and minority interest										162,248

Gain on disposition of properties										18,386

Extraordinary item-loss on extinguishment of debt										(2,103)

Minority interest										(20,148)

Discontinued operations net of minority interest										888

Preferred share distributions										(11,000)

Income available to common shareholders										$148,271

Back to Contents

REVENUES	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Total real estate related revenues for reportable segments	$597,430	$576,343	$525,641
Interest and other	8,599	6,569	4,485

Total revenues	$606,029	$582,912	$530,126

PRODUCT TYPE INFORMATION	REAL ESTATE RELATED REVENUES

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Industrial	$270,890	$256,267	$236,436
Office	326,540	320,076	289,205

Total real estate related revenues	$597,430	$576,343	$525,641

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

January 1, 2002	$910,065	$134,052	$320,483	$328,669	$199,984	$298,663	$262,663	$402,165	$369,512	$3,226,256
Additions	62,862	8,893	64,502	21,082	27,812	54,451	42,730	30,539	45,519	358,390
Dispositions	(1,352)	(3,884)	(7,054)	—	—	(2,038)	—	(13,369)	(3,465)	(31,162)

December 31, 2002	$971,575	$139,061	$377,931	$349,751	$227,796	$351,076	$305,393	$419,335	$411,566	$3,553,484

Accumulated depreciation										(485,206)
Development in progress										163,379
Land held for development										163,142
Assets held for sale										—
Other assets										232,262

Total assets December 31, 2002										$3,627,061

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

January 1, 2001	$819,122	$252,953	$291,242	$303,036	$269,496	$302,523	$236,212	$354,120	$368,709	$3,197,413
Additions	93,719	12,761	32,078	32,500	8,778	13,040	26,451	48,045	27,072	294,444
Dispositions	(2,776)	(131,662)	(2,837)	(6,867)	(78,290)	(16,900)	—	—	(26,269)	(265,601)

December 31, 2001	$910,065	$134,052	$320,483	$328,669	$199,984	$298,663	$262,663	$402,165	$369,512	$3,226,256

Accumulated depreciation										(395,065)
Development in progress										252,789
Land held for development										163,547
Assets held for sale										107,972
Other assets										197,326

Total assets December 31, 2001										$3,552,825

14. IMPLEMENTATION OF SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”

Discontinued Operations

In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of properties for the year ended December 31, 2002 were $38.4 million. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in 000’s):

Back to Contents

	DECEMBER 31,
	2002	2001	2000

Revenues	$2,238	$4,253	$2,837
Operating expenses	(435)	(941)	(747)
Interest expense	(446)	(827)	(576)
Depreciation and amortization	(505)	(848)	(565)

Income from operations	$852	$1,637	$949

Sales occurring before December 31, 2001, as well as sales of land and development properties continue to be reflected as a component of income from continuing operations.

Assets Held for Sale

During 2002, the Company sold or contributed its New Jersey industrial portfolio to a joint venture as described in Note 4 – Investments in Unconsolidated Joint Ventures.

The operations of the assets sold are included in income from continuing operations due to the fact that the Company retains an interest sufficient to enable the Company to exert significant influence over the purchasing entity’s operating and financial policies. The carrying value of the assets sold is separately presented in the “Assets held for sale” caption in the accompanying balance sheet for the year ended December 31, 2001.

Asset Impairment

In accordance with SFAS No. 144, the Company recognized a $5.3 million impairment loss on three parcels of land. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value of the properties.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
10, 20 Liberty Boulevard	Malvern, PA	$–	$724,058	$–	$5,135,879	$724,846	$5,135,091	$5,859,937	$1,726,282	1985	40 yrs.
420 Lapp Road	Malvern, PA	•	1,054,418	–	6,595,432	1,055,243	6,594,607	7,649,850	2,072,625	1989	40 yrs.
747 Dresher Road	Horsham, PA	–	1,607,238	–	4,117,703	1,607,977	4,116,964	5,724,941	1,376,805	1988	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	•	795,143	–	3,154,787	795,831	3,154,099	3,949,930	1,718,407	1974	40 yrs.
40 Valley Stream Parkway	Malvern, PA	•	322,918	–	2,302,199	325,775	2,299,342	2,625,117	873,675	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	–	323,971	–	2,253,699	323,792	2,253,878	2,577,670	864,426	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	•	465,539	–	5,085,212	466,413	5,084,338	5,550,751	2,038,113	1987	40 yrs.
800 Town Center Drive	Langhorne, PA	–	1,617,150	–	9,569,209	1,619,288	9,567,071	11,186,359	3,784,240	1987	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	•	1,837,050	–	15,005,064	1,837,878	15,004,236	16,842,114	8,907,996	1986	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	•	504,611	–	4,398,115	505,458	4,397,267	4,902,725	2,200,130	1983	40 yrs.
300 Technology Drive	Malvern, PA	–	368,626	–	1,344,816	374,497	1,338,945	1,713,442	528,902	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	–	530,729	–	2,072,978	531,534	2,072,172	2,603,706	963,400	1984	40 yrs.
311 Technology Drive	Malvern, PA	–	397,131	–	2,245,188	397,948	2,244,371	2,642,319	1,010,209	1984	40 yrs.
325 Technology Drive	Malvern, PA	•	376,444	–	1,968,145	385,693	1,958,897	2,344,590	861,855	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	•	176,435	–	4,524,062	177,317	4,523,180	4,700,497	1,992,587	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	–	215,005	–	3,540,296	215,818	3,539,483	3,755,301	1,491,949	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	•	381,544	–	5,247,543	382,361	5,246,726	5,629,087	2,218,446	1983	40 yrs.
508 Lapp Road	Malvern, PA	•	331,392	–	1,863,436	332,216	1,862,612	2,194,828	843,403	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	•	509,075	–	3,013,637	509,899	3,012,813	3,522,712	1,328,569	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	1,891,642	523,530	–	2,917,373	524,230	2,916,673	3,440,903	1,264,433	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	–	128,126	–	385,634	128,783	384,976	513,759	247,293	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	511,317	143,074	–	736,704	143,811	735,967	879,778	276,855	1977	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	•	448,775	–	2,217,393	449,447	2,216,721	2,666,168	1,278,591	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	•	887,664	–	4,857,437	888,359	4,856,742	5,745,101	2,614,383	1978	40 yrs.
256 Great Valley Parkway	Malvern, PA	–	161,098	–	1,785,718	161,949	1,784,867	1,946,816	955,162	1980	40 yrs.
205 Great Valley Parkway	Malvern, PA	•	1,368,259	–	10,293,716	1,369,003	10,292,972	11,661,975	5,191,360	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	–	130,689	–	1,465,548	128,767	1,467,470	1,596,237	632,212	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	–	625,147	–	2,299,762	626,068	2,298,841	2,924,909	1,140,168	1981	40 yrs.
333 Technology Drive	Malvern, PA	•	157,249	–	3,274,922	158,077	3,274,094	3,432,171	1,372,905	1987	40 yrs.
510 Lapp Road	Malvern, PA	•	356,950	–	926,587	357,751	925,786	1,283,537	447,402	1983	40 yrs.
181 Wheeler Court	Langhorne, PA	–	260,000	1,940,000	292,306	263,490	2,228,816	2,492,306	470,894	1979	40 yrs.
1100 Wheeler Way	Langhorne, PA	–	150,000	1,100,000	470,744	151,500	1,569,244	1,720,744	260,150	1979	40 yrs.
60 Morehall Road	Malvern, PA	–	865,424	9,285,000	4,759,002	884,974	14,024,452	14,909,426	3,868,010	1989	40 yrs.
905 Airport Road	West Chester, PA	–	1,715,000	5,185,000	834,893	1,735,012	5,999,881	7,734,893	1,445,573	1988	40 yrs.
1 Country View Road	Malvern, PA	–	400,000	3,600,000	473,511	406,421	4,067,090	4,473,511	842,353	1982	40 yrs.
2151 Cabot Boulevard	Langhorne, PA	–	384,100	3,456,900	242,541	389,990	3,693,551	4,083,541	754,944	1982	40 yrs.
170 South Warner Road	King of Prussia, PA	–	547,800	3,137,400	2,252,217	458,232	5,479,185	5,937,417	2,033,738	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	–	552,200	3,162,600	1,493,780	461,909	4,746,670	5,208,579	1,341,240	1980	40 yrs.
507 Prudential Road	Horsham, PA	•	644,900	5,804,100	6,161,996	652,919	11,958,077	12,610,996	1,626,993	1988	40 yrs.
100 Witmer Road	Horsham, PA	7,861,232	3,102,784	–	11,820,398	3,764,784	11,158,399	14,923,183	1,716,861	1996	40 yrs.
3100 Horizon Drive	King of Prussia, PA	•	601,956	–	2,004,238	611,436	1,994,758	2,606,194	470,664	1995	40 yrs.
3300 Horizon Drive	King of Prussia, PA	•	566,403	–	3,404,308	687,878	3,282,832	3,970,710	586,236	1996	40 yrs.
3500 Horizon Drive	King of Prussia, PA	–	1,204,839	–	2,628,802	1,223,875	2,609,766	3,833,641	434,341	1996	40 yrs.
200 Chesterfield Parkway	Malvern, PA	–	495,893	2,739,093	297,950	544,649	2,988,287	3,532,936	1,592,240	1989	40 yrs.
767 Electronic Drive	Horsham, PA	•	1,229,685	–	2,773,208	1,241,970	2,760,923	4,002,893	945,387	1996	40 yrs.
132 Welsh Road	Horsham, PA	–	1,333,642	–	3,857,925	1,408,041	3,783,525	5,191,566	678,002	1998	40 yrs.
5 Country View Road	Malvern, PA	•	785,168	4,678,632	628,398	786,235	5,305,963	6,092,198	995,445	1985	40 yrs.
3200 Horizon Drive	King of Prussia, PA	•	928,637	–	6,376,666	1,210,137	6,095,166	7,305,303	1,023,631	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	•	1,191,449	–	2,310,784	946,703	2,555,530	3,502,233	303,943	1997	40 yrs.
111-195 Witmer Road	Horsham, PA	–	407,005	3,129,058	(90,060)	378,205	3,067,799	3,446,004	536,909	1987	40 yrs.
300 Welsh Road – Building 3	Horsham, PA	–	180,459	1,441,473	207,735	180,459	1,649,208	1,829,667	318,929	1983	40 yrs.
300 Welsh Road – Building 4	Horsham, PA	–	282,493	2,256,508	1,075,065	282,493	3,331,572	3,614,065	688,936	1983	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	–	2,474,031	–	43,599,432	125,567	45,947,896	46,073,463	6,398,272	1997	40 yrs.
440 East Swedesford Road	King of Prussia, PA	–	717,001	4,816,121	2,331,268	717,001	7,147,390	7,864,391	1,783,605	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	–	705,317	4,737,487	676,147	705,317	5,413,634	6,118,951	1,096,774	1988	40 yrs.
50 Morehall Road	Malvern, PA	–	849,576	–	13,043,717	1,337,076	12,556,217	13,893,293	2,497,258	1997	40 yrs.
2 Walnut Grove Drive	Horsham, PA	–	1,281,870	7,767,374	903,917	1,265,363	8,687,798	9,953,161	1,682,931	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	–	1,065,951	–	9,251,478	1,939,712	8,377,717	10,317,429	609,375	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	–	638,513	5,811,323	822,792	638,513	6,634,115	7,272,628	1,204,045	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	–	629,944	5,733,228	1,065,929	629,944	6,799,157	7,429,101	1,078,964	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	–	629,944	5,733,234	816,142	629,944	6,549,376	7,179,320	889,616	1990	40 yrs.
151 South Warner Road	King of Prussia, PA	–	1,218,086	6,937,866	366,758	1,186,972	7,335,738	8,522,710	1,085,417	1980	40 yrs.
1 Walnut Grove Drive	Horsham, PA	–	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	1,486,908	1986	40 yrs.
3604 Horizon Drive	King of Prussia, PA	–	397,178	–	1,570,644	350,874	1,616,948	1,967,822	547,545	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	1,493,526	789,409	–	1,940,816	815,855	1,914,370	2,730,225	443,045	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	–	952,911	6,722,830	8,332,617	952,911	15,055,447	16,008,358	3,394,366	1971	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
680 Swedesford Road	King of Prussia, PA	–	952,361	6,722,830	8,322,376	952,361	15,045,206	15,997,567	3,377,988	1971	40 yrs.
761 Fifth Avenue	King of Prussia, PA	–	256,463	2,061,468	570,075	256,463	2,631,544	2,888,007	409,113	1977	40 yrs.
771 Fifth Avenue	King of Prussia, PA	–	152,456	1,256,908	261,681	152,456	1,518,589	1,671,045	243,323	1977	40 yrs.
1 Great Valley Parkway	Malvern, PA	5,152,104	419,460	3,792,570	328,699	419,460	4,121,269	4,540,729	638,202	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	–	684,200	6,181,661	484,479	684,200	6,666,140	7,350,340	984,982	1983	40 yrs.
311 Sinclair Road	Bristol, PA	–	277,901	1,576,906	242,370	277,901	1,819,276	2,097,177	199,141	1997	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	–	1,436,814	–	16,047,698	1,646,984	15,837,528	17,484,512	2,609,294	1998	40 yrs.
3 Country View Road	Malvern, PA	–	814,278	–	4,946,433	1,128,881	4,631,831	5,760,712	520,982	1998	40 yrs.
425 Technology Drive	Malvern, PA	–	191,114	–	1,840,489	321,473	1,710,131	2,031,604	441,063	1998	40 yrs.
375 Technology Drive	Malvern, PA	–	191,114	–	1,958,524	234,922	1,914,715	2,149,637	322,645	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	–	4,380,221	–	15,086,598	4,749,748	14,717,071	19,466,819	2,103,463	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	–	1,320,625	–	6,812,264	1,349,954	6,782,935	8,132,889	1,203,834	1998	40 yrs.
181-187 Gibraltar Road	Horsham, PA	–	360,549	3,259,984	486,061	360,549	3,746,046	4,106,595	596,505	1982	40 yrs.
104 Rock Road	Horsham, PA	–	330,111	2,981,669	123,761	330,111	3,105,430	3,435,541	384,908	1974	40 yrs.
123-135 Rock Road	Horsham, PA	–	292,360	2,411,677	759,336	393,019	3,070,354	3,463,373	593,547	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	–	489,032	4,126,151	388,336	489,032	4,514,487	5,003,519	682,525	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	–	294,673	2,663,722	585,812	294,673	3,249,534	3,544,207	437,336	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	–	270,906	2,448,500	607,738	270,906	3,056,237	3,327,143	463,310	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	•	464,871	3,951,972	108,022	464,871	4,059,993	4,524,864	525,879	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	–	270,282	2,441,276	1,468,013	270,282	3,909,289	4,179,571	506,339	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	•	436,952	3,948,963	352,910	436,952	4,301,873	4,738,825	667,090	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	–	38,729	349,811	9,135	38,729	358,946	397,675	45,430	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	–	651,990	5,888,989	600,969	732,552	6,409,396	7,141,948	809,838	1977	40 yrs.
506 Prudential Road	Horsham, PA	–	208,140	895,470	638,266	208,140	1,533,735	1,741,875	196,655	1973	40 yrs.
113-123 Rock Road	Horsham, PA	–	351,072	3,171,001	244,138	451,731	3,314,480	3,766,211	428,386	1975	40 yrs.
101-111 Rock Road	Horsham, PA	–	350,561	3,166,389	242,783	452,251	3,307,482	3,759,733	485,366	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	–	533,142	4,830,515	280,547	558,142	5,086,062	5,644,204	695,029	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	–	673,041	5,776,369	446,326	673,041	6,222,695	6,895,736	827,555	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	–	239,528	2,163,498	604,706	255,528	2,752,204	3,007,732	484,616	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	–	502,705	4,540,597	510,737	502,705	5,051,334	5,554,039	856,042	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	–	369,475	3,338,761	1,461,162	376,475	4,792,922	5,169,397	836,018	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	–	543,628	4,910,226	2,641,218	583,628	7,511,445	8,095,073	1,159,495	1981	40 yrs.
104 Witmer Road	Horsham, PA	•	1,248,148	–	1,059,074	189,793	2,117,430	2,307,223	354,336	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	–	380,127	3,433,433	1,505,466	380,802	4,938,224	5,319,026	524,207	1983	40 yrs.
3600 Horizon Drive	King of Prussia, PA	–	236,432	1,856,252	17,110	236,432	1,873,362	2,109,794	238,918	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	–	217,734	1,759,489	162,982	217,809	1,922,395	2,140,204	294,700	1989	40 yrs.
3 Franklin Plaza	Philadelphia, PA	–	2,483,144	–	32,150,134	2,514,519	32,118,759	34,633,278	2,769,261	1999	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	–	845,846	6,809,025	447,169	845,846	7,256,194	8,102,040	957,547	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	–	664,899	5,352,410	723,820	664,899	6,076,230	6,741,129	773,194	1988	40 yrs.
2700 Horizon Drive	King of Prussia, PA	–	764,370	–	3,676,065	867,815	3,572,620	4,440,435	583,064	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	–	679,440	–	3,503,074	774,096	3,408,418	4,182,514	479,159	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,662,645	592,886	2,579,338	3,172,224	417,783	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,683,047	574,152	2,618,475	3,192,627	364,679	1999	40 yrs.
719 Dresher Road	Horsham, PA	•	493,426	2,812,067	197,283	495,112	3,007,664	3,502,776	364,696	1987	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	–	1,110,111	–	9,320,220	1,132,519	9,297,812	10,430,331	1,158,364	1999	40 yrs.
4 Walnut Grove	Horsham, PA	•	2,515,115	–	7,336,893	2,515,115	7,336,893	9,852,008	670,943	1999	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	5,510,000	1,015,851	9,175,555	1,084,632	1,015,851	10,260,187	11,276,038	1,341,000	1985	40 yrs.
3400 Horizon Drive	King of Prussia, PA	–	776,496	3,139,068	973,848	776,496	4,112,915	4,889,411	600,902	1995	40 yrs.
300 Welsh Road	Horsham, PA	–	696,061	3,339,991	29,953	696,061	3,369,944	4,066,005	373,155	1985	40 yrs.
600 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,135,324	2,050,555	8,098,519	10,149,074	1,129,660	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,096,150	2,037,813	8,072,087	10,109,900	1,122,224	1999	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	–	1,645,246	–	29,957,200	4,547,467	27,054,979	31,602,446	255,430	2002	40 yrs.
6 Terry Drive	Newtown, PA	–	622,029	2,228,851	30,494	622,205	2,259,168	2,881,373	238,580	1981	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	–	1,020,000	–	4,628,874	978,402	4,670,472	5,648,874	540,130	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	–	394,036	3,976,221	101,968	397,293	4,074,933	4,472,226	395,405	1980	40 yrs.
700 Dresher Road	Horsham, PA	–	2,551,777	3,020,638	3,091,849	2,565,140	6,099,124	8,664,264	1,064,169	1987	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	–	–	–	15,538,299	2,413,514	13,124,785	15,538,299	1,353,677	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	–	–	–	1,625,497	274,341	1,351,156	1,625,497	140,524	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	–	–	–	3,729,254	649,792	3,079,462	3,729,254	306,223	2000	40 yrs.
1501-1513 Grundy’s Lane	Bristol, PA	–	–	–	3,056,112	559,610	2,496,502	3,056,112	218,791	2000	40 yrs.
11 Great Valley Parkway	Malvern, PA	–	496,297	–	3,243,961	708,331	3,031,927	3,740,258	217,149	2001	40 yrs.
680 Blair Mill Road	Horsham, PA	–	3,527,151	–	12,063,653	4,134,960	11,455,844	15,590,804	530,419	2001	40 yrs.
825 Duportail Road	Wayne, PA	–	5,536,619	16,179,213	502,331	5,539,281	16,678,882	22,218,163	1,168,884	1979	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	–	6,215,667	–	8,052,186	5,223,660	9,044,193	14,267,853	752,977	2001	40 yrs.
2760 Red Lion Road	Philadelphia, PA	–	–	–	46,194,925	3,687,888	42,507,037	46,194,925	1,560,661	2001	40 yrs.
200 Precision Drive	Horsham, PA	–	1,559,884	4,759,640	2,587,924	1,583,060	7,324,388	8,907,448	532,339	1997	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
40 Liberty Boulevard	Malvern, PA	–	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	2,044,230	1989	40 yrs.
425 Privet Road	Horsham, PA	–	3,326,536	6,080	2,671,660	3,303,449	2,700,827	6,004,276	66,865	2001	40 yrs.
1515 Grundy’s Lane	Bristol, PA	–	457,285	–	7,008,223	942,603	6,522,904	7,465,507	127,534	2002	40 yrs.
102 Rock Road	Horsham, PA	–	1,110,209	2,301,302	794,456	1,113,802	3,092,164	4,205,966	125,848	1985	40 yrs.
14 Lee Boulevard	Malvern, PA	•	664,282	–	5,880,671	643,892	5,901,061	6,544,953	1,850,116	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	•	472,364	–	3,209,019	473,139	3,208,244	3,681,383	1,137,295	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	•	937,212	–	4,888,499	937,942	4,887,768	5,825,710	1,759,361	1988	40 yrs.
8 Stow Road	Marlton, NJ	–	172,600	1,704,436	135,764	172,945	1,839,855	2,012,800	459,788	1988	40 yrs.
10 Stow Road	Marlton, NJ	–	147,000	1,451,536	497,987	147,318	1,949,206	2,096,524	511,548	1988	40 yrs.
12 Stow Road	Marlton, NJ	–	103,300	1,021,036	311,912	103,618	1,332,631	1,436,249	386,114	1988	40 yrs.
14 Stow Road	Marlton, NJ	–	93,100	920,336	307,060	93,418	1,227,079	1,320,497	378,616	1988	40 yrs.
701A Route 73 South	Marlton, NJ	–	264,387	3,772,000	2,739,179	271,743	6,503,823	6,775,566	2,088,302	1987	40 yrs.
701C Route 73 South	Marlton, NJ	–	84,949	1,328,000	340,706	96,161	1,657,494	1,753,655	467,115	1987	40 yrs.
1008 Astoria Boulevard	Cherry Hill, NJ	–	27,120	424,880	441,917	32,698	861,219	893,917	297,979	1973	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	–	500,000	4,500,000	3,717,026	512,018	8,205,009	8,717,027	2,868,836	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	–	310,585	4,394,900	(602,999)	311,950	3,790,536	4,102,486	1,062,746	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	–	361,800	3,285,817	423,122	362,855	3,707,884	4,070,739	762,079	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	–	289,700	2,512,683	540,170	290,545	3,052,008	3,342,553	769,860	1985	40 yrs.
400 Lippincott Drive	Marlton, NJ	–	69,402	–	3,082,612	317,799	2,834,215	3,152,014	308,557	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	–	321,455	1,539,871	828,078	327,554	2,361,850	2,689,404	706,630	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,259,507	1,069,838	6,039,669	7,109,507	1,085,538	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,539,420	1,069,838	6,319,582	7,389,420	1,201,658	1988	40 yrs.
901 Route 73	Marlton, NJ	–	334,411	2,733,314	614,134	334,411	3,347,448	3,681,859	517,997	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	–	449,400	3,074,850	773,720	450,558	3,847,412	4,297,970	828,600	1988	40 yrs.
404 Lippincott Drive	Marlton, NJ	–	131,896	–	1,650,431	131,896	1,650,431	1,782,327	380,437	1997	40 yrs.
104 Gaither Drive	Mt. Laurel, NJ	–	132,075	1,151,988	240,826	136,446	1,388,443	1,524,889	208,042	1975	40 yrs.
402 Lippincott Drive	Marlton, NJ	–	131,896	–	1,632,728	131,896	1,632,728	1,764,624	305,389	1997	40 yrs.
3000 Lincoln Drive	Mt. Laurel, NJ	–	284,052	2,458,155	1,229,406	284,052	3,687,560	3,971,612	873,807	1983	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	–	234,151	2,022,683	205,457	234,151	2,228,140	2,462,291	364,594	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	–	260,014	2,236,684	275,627	260,014	2,512,312	2,772,326	417,265	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	–	234,814	1,995,098	161,548	234,814	2,156,646	2,391,460	297,688	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	–	286,587	2,474,820	546,718	286,587	3,021,537	3,308,124	467,560	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	–	288,577	2,546,537	947,253	288,577	3,493,789	3,782,366	551,145	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	1,537,959	430,990	3,714,828	682,856	430,990	4,397,684	4,828,674	701,045	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	–	494,334	–	2,993,153	574,983	2,912,504	3,487,487	388,357	1999	40 yrs.
9 Stow Road	Marlton, NJ	–	652,642	1,765,065	468,029	654,779	2,230,958	2,885,737	351,812	1989	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	–	310,831	2,797,744	1,770,937	310,831	4,568,681	4,879,512	1,091,498	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	–	1,057,763	4,191,827	158,445	1,057,763	4,350,272	5,408,035	535,979	1988	40 yrs.
625 Heron Drive	Bridgeport, NJ	–	180,226	908,953	49,751	180,226	958,705	1,138,931	116,132	1980	40 yrs.
510 Heron Drive	Bridgeport, NJ	5,761,148	790,335	7,901,878	373,285	790,335	8,275,163	9,065,498	1,018,701	1990	40 yrs.
602 Heron Drive	Bridgeport, NJ	–	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	266,716	1996	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	–	701,705	3,505,652	1,600,385	701,705	5,106,037	5,807,742	693,219	1986	40 yrs.
1960 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,557	239,255	321,699	1,530,813	1,852,512	244,019	1985	40 yrs.
1970 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,558	51,759	321,699	1,343,317	1,665,016	156,796	1985	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	–	356,987	–	3,365,189	470,659	3,251,517	3,722,176	289,689	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	–	144,515	–	2,800,416	144,515	2,800,416	2,944,931	255,014	2001	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	–	214,431	–	2,003,461	215,095	2,002,797	2,217,892	681,248	1993	40 yrs.
6560 Stonegate Drive	Allentown, PA	•	458,281	–	2,402,282	458,945	2,401,618	2,860,563	781,061	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	995,645	540,795	–	3,152,049	541,459	3,151,386	3,692,845	950,554	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	–	707,203	–	2,701,021	707,867	2,700,357	3,408,224	934,549	1990	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	–	434,640	–	3,664,993	435,303	3,664,330	4,099,633	1,075,463	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	1,269,806	360,027	–	3,401,157	560,691	3,200,493	3,761,184	1,024,940	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	–	531,268	–	4,543,540	532,047	4,542,761	5,074,808	1,741,804	1988	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	–	196,954	–	3,305,313	197,700	3,304,567	3,502,267	1,012,151	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	–	240,069	–	3,974,280	240,732	3,973,617	4,214,349	1,316,298	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	•	388,328	–	2,660,530	389,081	2,659,777	3,048,858	955,085	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	–	312,209	–	3,476,262	312,873	3,475,598	3,788,471	1,222,035	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	–	211,747	–	2,740,701	212,492	2,739,957	2,952,449	886,393	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	1,588,923	422,042	–	3,653,293	422,730	3,652,606	4,075,336	1,264,256	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	–	143,500	–	2,212,306	144,248	2,211,558	2,355,806	851,899	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	–	138,816	–	1,572,378	139,480	1,571,714	1,711,194	693,367	1985	40 yrs.
764 Roble Road	Allentown, PA	–	141,069	–	819,455	141,746	818,778	960,524	328,269	1985	40 yrs.
3174 Airport Road	Allentown, PA	–	98,986	–	1,155,913	98,986	1,155,913	1,254,899	582,260	1979	40 yrs.
2196 Avenue C	Allentown, PA	–	101,159	–	1,327,626	107,307	1,321,478	1,428,785	572,651	1980	40 yrs.
2202 Hanger Place	Allentown, PA	•	137,439	–	1,309,996	138,127	1,309,308	1,447,435	652,247	1981	40 yrs.
2201 Hanger Place	Allentown, PA	–	128,454	–	1,415,080	129,142	1,414,391	1,543,533	689,752	1987	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
954 Marcon Boulevard	Allentown, PA	–	103,665	–	1,110,937	104,453	1,110,149	1,214,602	443,004	1981	40 yrs.
57 South Commerce Way	Bethlehem, PA	–	390,839	2,701,161	189,647	395,459	2,886,188	3,281,647	619,029	1986	40 yrs.
754 Roble Road	Allentown, PA	–	162,115	1,731,885	175,724	163,735	1,905,989	2,069,724	422,546	1986	40 yrs.
894 Marcon Boulevard	Allentown, PA	–	117,134	1,048,866	183,958	118,304	1,231,654	1,349,958	244,597	1986	40 yrs.
744 Roble Road	Allentown, PA	–	159,771	1,734,229	247,264	161,371	1,979,893	2,141,264	450,637	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	–	118,521	1,435,479	299,138	119,711	1,733,427	1,853,138	377,534	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	–	244,029	–	2,215,172	198,482	2,260,719	2,459,201	443,545	1996	40 yrs.
6520 Stonegate Drive	Allentown, PA	–	453,315	–	1,391,503	484,361	1,360,458	1,844,819	329,500	1996	40 yrs.
7437 Industrial Boulevard	Allentown, PA	–	717,488	5,022,413	1,804,324	726,651	6,817,574	7,544,225	1,611,007	1976	40 yrs.
2041 Avenue C	Allentown, PA	•	213,599	1,095,217	80,109	213,879	1,175,046	1,388,925	234,782	1990	40 yrs.
7339 Industrial Boulevard	Allentown, PA	•	1,187,776	–	5,896,198	1,197,447	5,886,527	7,083,974	1,009,285	1996	40 yrs.
7384 Penn Drive	Allentown, PA	•	651,696	2,286,518	455,889	652,118	2,741,985	3,394,103	599,060	1988	40 yrs.
7144 Daniels Drive	Allentown, PA	–	2,390,217	2,342,761	3,565,895	1,579,169	6,719,704	8,298,873	1,171,815	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	–	1,091,806	3,851,456	334,337	1,093,724	4,183,875	5,277,599	894,256	1990	40 yrs.
939 Marcon Boulevard	Allentown, PA	•	2,220,414	4,524,393	858,451	2,220,548	5,382,710	7,603,258	1,014,560	1980	40 yrs.
100 Brodhead Road	Bethlehem, PA	•	429,416	2,919,588	192,813	429,456	3,112,361	3,541,817	598,925	1990	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	–	670,290	–	3,644,294	545,172	3,769,412	4,314,584	1,105,210	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,412,281	190,728	2,580,553	2,771,281	703,172	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,212,499	188,896	2,382,602	2,571,498	644,139	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,184,053	188,721	2,354,331	2,543,052	469,799	1998	40 yrs.
400 Nestle Way	Allentown, PA	25,324,283	8,065,500	–	26,461,702	8,184,096	26,343,106	34,527,202	4,258,525	1997	40 yrs.
83 South Commerce Way	Bethlehem, PA	–	143,661	888,128	311,635	212,744	1,130,680	1,343,424	247,678	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	–	236,708	987,949	119,665	237,078	1,107,245	1,344,323	188,080	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	–	253,886	1,062,881	150,009	253,886	1,212,890	1,466,776	212,092	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	–	320,000	–	1,994,875	367,706	1,947,170	2,314,876	326,547	1998	40 yrs.
7248 Industrial Boulevard	Allentown, PA	–	2,670,849	13,307,408	768,522	2,670,673	14,076,105	16,746,778	2,245,118	1988	40 yrs.
95 Highland Avenue	Bethlehem, PA	–	430,593	3,182,080	649,972	430,593	3,832,052	4,262,645	507,666	1985	40 yrs.
236 Brodhead Road	Bethlehem, PA	–	376,962	4,672,683	26,014	376,962	4,698,697	5,075,659	686,889	1994	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	–	475,686	–	7,431,569	804,104	7,103,151	7,907,255	987,271	1999	40 yrs.
6620 Grant Way	Allentown, PA	–	430,824	1,915,923	10,199	430,824	1,926,121	2,356,945	272,468	1989	40 yrs.
700 Nestle Way	Allentown, PA	–	3,473,120	–	16,932,480	4,174,970	16,230,630	20,405,600	1,996,146	1998	40 yrs.
7562 Penn Drive	Allentown, PA	–	269,614	844,069	93,264	269,614	937,333	1,206,947	122,806	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	–	462,964	1,449,009	310,821	463,123	1,759,671	2,222,794	257,958	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	–	489,749	1,658,091	204,392	489,749	1,862,483	2,352,232	236,821	1998	40 yrs.
794 Roble Road	Allentown, PA	–	1,147,541	6,088,041	1,136,853	1,147,541	7,224,894	8,372,435	848,058	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA	•	1,127,805	3,309,132	176,368	1,127,805	3,485,500	4,613,305	407,533	1993	40 yrs.
7132 Daniels Drive	Allentown, PA	–	1,623,326	3,464,626	3,886,296	1,695,610	7,278,638	8,974,248	809,029	1988	40 yrs.
8014 Industrial Boulevard	Allentown, PA	–	4,019,258	–	8,595,717	3,645,117	8,969,858	12,614,975	810,056	1999	40 yrs.
705 Boulder Drive	Allentown, PA	100,000	4,484,096	–	14,852,439	4,486,836	14,849,699	19,336,535	908,104	2001	40 yrs.
651 Boulder Drive	Allentown, PA	–	4,308,646	–	13,175,866	4,308,646	13,175,866	17,484,512	1,142,459	2000	40 yrs.
3773 Corporate Parkway	Center Valley, PA	–	738,108	–	7,460,903	794,403	7,404,608	8,199,011	523,671	2001	40 yrs.
7028 Snowdrift Road	Fogelville, PA	–	520,473	959,279	130,973	524,390	1,086,335	1,610,725	76,374	1982	40 yrs.
74 West Broad Street	Bethlehem, PA	–	1,096,127	–	11,799,734	1,099,079	11,796,782	12,895,861	403,972	2002	40 yrs.
8150 Industrial Boulevard	Allentown, PA	–	2,564,167	–	8,634,657	2,571,466	8,627,358	11,198,824	255,533	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	–	1,025,667	–	5,350,372	1,035,854	5,340,184	6,376,038	57,917	2002	40 yrs.
650 Boulder Drive	Allentown, PA	–	5,208,248	–	19,044,026	5,242,478	19,009,797	24,252,275	121,161	2002	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	–	298,227	–	3,004,296	662,809	2,639,714	3,302,523	40,463	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	–	792,999	–	4,426,491	804,135	4,415,355	5,219,490	13,113	2002	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	–	3,670,256	–	17,590,351	3,752,293	17,508,314	21,260,607	5,495,206	1988	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	–	1,569,237	4,786,887	597,418	1,571,105	5,382,437	6,953,542	1,382,056	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	–	341,663	3,033,309	13,582	341,663	3,046,891	3,388,554	431,891	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	–	218,542	1,940,636	7,254	218,542	1,947,890	2,166,432	276,176	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	–	243,791	2,164,094	157,075	243,791	2,321,169	2,564,960	321,691	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	–	266,684	2,366,901	9,127	266,684	2,376,028	2,642,712	337,183	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	–	299,099	2,654,069	189,194	299,099	2,843,263	3,142,362	437,814	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	–	237,779	2,110,835	27,196	237,779	2,138,031	2,375,810	313,340	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	–	296,262	2,628,933	76,787	296,262	2,705,720	3,001,982	407,015	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	–	290,950	2,577,153	311,153	290,950	2,888,306	3,179,256	387,293	1972	40 yrs.
4606 Richlynn Drive	Belcamp, MD	–	299,600	1,818,861	715,870	299,600	2,534,731	2,834,331	217,397	1985	40 yrs.
8945-8975 Guilford Road	Columbia, MD	–	2,428,795	7,493,740	211,557	2,427,065	7,707,027	10,134,092	878,514	1986	40 yrs.
7317 Parkway Drive	Hanover, MD	–	1,104,359	1,959,671	4,319	1,104,359	1,963,990	3,068,349	200,345	1983	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	–	958,105	–	3,551,962	1,295,000	3,215,068	4,510,068	145,675	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	–	958,105	–	3,607,982	1,295,000	3,271,087	4,566,087	45,140	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	–	958,105	–	3,516,207	1,295,000	3,179,312	4,474,312	69,091	2002	40 yrs.
5950 Symphony Woods Road	Columbia, MD	–	1,462,762	11,310,187	239,357	1,467,623	11,544,684	13,012,307	412,262	1986	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	–	758,951	–	3,244,107	765,952	3,237,106	4,003,058	1,529,598	1984	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
9125,9135,9145 Guilford Road	Columbia, MD	–	900,154	–	5,480,265	920,439	5,459,980	6,380,419	2,639,567	1983	40 yrs.
1751 Bluehills Drive	Roanoke, VA	–	1,063,728	8,500,677	–	1,063,728	8,500,677	9,564,405	1,648,612	1991	40 yrs.
4300 Carolina Avenue	Richmond, VA	–	2,007,717	14,927,608	412,417	2,009,136	15,338,606	17,347,742	2,959,766	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	–	659,456	4,836,010	–	659,456	4,836,010	5,495,466	946,914	1989	40 yrs.
4001 Carolina Avenue	Richmond, VA	–	29,443	215,914	85,165	29,443	301,079	330,522	62,484	1935	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	•	489,941	3,592,900	102,519	489,941	3,695,419	4,185,360	766,688	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	•	644,384	4,025,480	198,673	644,384	4,224,153	4,868,537	874,069	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	•	408,729	2,697,348	49,509	408,729	2,746,857	3,155,586	537,504	1990	40 yrs.
3432 Holland Road	Virginia Beach, VA	–	173,527	790,515	2,462	173,527	792,977	966,504	154,787	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	•	743,898	4,499,807	1,142,223	743,898	5,642,030	6,385,928	572,039	1995	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	•	310,854	2,279,597	160,460	310,854	2,440,057	2,750,911	451,229	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	•	693,203	5,083,493	708,201	693,203	5,791,694	6,484,897	1,163,307	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	–	256,203	2,549,649	1,090,480	256,203	3,640,129	3,896,332	620,164	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	–	223,696	1,640,435	158,978	223,696	1,799,413	2,023,109	337,878	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	•	325,303	2,385,557	746,263	325,303	3,131,820	3,457,123	807,362	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	•	486,166	3,565,211	183,918	486,166	3,749,129	4,235,295	721,162	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	•	474,360	3,478,646	132,550	474,360	3,611,196	4,085,556	709,361	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	•	652,455	4,784,675	397,457	652,455	5,182,132	5,834,587	1,125,708	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	•	404,616	2,967,187	1,012,104	404,616	3,979,291	4,383,907	1,371,666	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	–	454,056	2,729,742	205,215	454,056	2,934,957	3,389,013	574,080	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	•	615,038	4,510,272	147,884	615,038	4,658,156	5,273,194	886,651	1988	40 yrs.
12 S. Third Street	Richmond, VA	–	40,539	184,682	14,061	40,539	198,743	239,282	37,303	1900	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	–	475,262	3,917,234	63,731	475,262	3,980,965	4,456,227	761,374	1995	40 yrs.
2300 East Parham Road	Richmond, VA	–	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	197,976	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	•	705,660	–	4,922,241	720,100	4,907,801	5,627,901	1,065,341	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	–	676,661	–	4,776,321	687,898	4,765,084	5,452,982	678,407	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	•	449,447	3,294,697	203,694	452,263	3,495,575	3,947,838	656,011	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	–	91,476	–	1,635,174	91,599	1,635,050	1,726,649	277,619	1975	40 yrs.
5000 Cox Road	Glen Allen, VA	–	770,214	3,685,248	131,003	771,029	3,815,436	4,586,465	603,368	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	–	443,485	–	2,840,138	483,263	2,800,360	3,283,623	387,220	1999	40 yrs.
510 Eastpark Court	Richmond, VA	–	261,961	2,110,874	301,004	262,210	2,411,629	2,673,839	372,868	1989	40 yrs.
520 Eastpark Court	Richmond, VA	–	486,118	4,083,582	213,908	486,598	4,297,010	4,783,608	657,886	1989	40 yrs.
13001 Kingston Avenue	Richmond, VA	–	376,584	–	2,032,172	376,701	2,032,055	2,408,756	309,596	1998	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	–	694,644	–	5,604,343	700,503	5,598,484	6,298,987	967,243	1998	40 yrs.
4801 Cox Road	Glen Allen, VA	–	1,072,896	–	8,858,737	1,075,620	8,856,012	9,931,632	1,042,246	1998	40 yrs.
600 H P Way	Chester, VA	–	146,126	–	6,221,079	501,752	5,865,453	6,367,205	687,682	1997	40 yrs.
500 H P Way	Chester, VA	–	142,692	–	5,633,079	491,919	5,283,853	5,775,772	551,387	1997	40 yrs.
701 Liberty Way	Richmond, VA	•	171,711	–	5,003,733	1,188,857	3,986,587	5,175,444	439,130	1999	40 yrs.
4198 Cox Road	Glen Allen, VA	–	670,292	3,839,245	584,656	670,292	4,423,901	5,094,193	672,646	1984	40 yrs.
12730 Kingston Avenue	Richmond, VA	–	171,053	–	8,200,764	1,201,072	7,170,745	8,371,817	252,087	2001	40 yrs.
4510 Cox Road	Glen Allen, VA	–	1,010,024	7,151,729	840,609	1,010,044	7,992,318	9,002,362	1,168,573	1990	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	–	953,590	6,142,742	676,005	953,590	6,818,748	7,772,338	877,685	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	•	1,116,693	6,770,480	635,698	1,116,693	7,406,178	8,522,871	997,862	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	•	965,177	6,728,717	522,163	965,177	7,250,880	8,216,057	937,320	1989	40 yrs.
1 Enterprise Parkway	Hampton, VA	–	974,675	5,579,869	573,766	974,675	6,153,635	7,128,310	898,007	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	–	1,097,368	6,760,778	611,866	1,097,368	7,372,643	8,470,011	1,024,365	1990	40 yrs.
530 Eastpark Court	Richmond, VA	–	266,883	–	2,760,724	334,772	2,692,835	3,027,607	562,977	1999	40 yrs.
484 Viking Drive	Virginia Beach, VA	–	891,753	3,607,890	207,664	891,753	3,815,554	4,707,307	492,648	1987	40 yrs.
10430 Lakeridge Parkway	Ashland, VA	–	421,267	3,770,870	62,636	421,267	3,833,505	4,254,772	472,425	1989	40 yrs.
10456 Lakeridge Parkway	Ashland, VA	–	409,261	3,663,754	157,386	409,261	3,821,140	4,230,401	466,556	1991	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	–	364,165	3,264,114	6,679	364,165	3,270,794	3,634,959	395,138	1988	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	–	371,694	2,108,097	47,097	371,694	2,155,194	2,526,888	266,429	1996	40 yrs.
11838 Rock Landing Drive	Newport News, VA	–	673,942	2,111,481	576,039	673,942	2,687,520	3,361,462	366,717	1986	40 yrs.
11844 Rock Landing Drive	Newport News, VA	–	326,774	1,391,561	75,595	326,774	1,467,157	1,793,931	192,445	1989	40 yrs.
11846 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	319,149	299,066	1,738,416	2,037,482	233,240	1989	40 yrs.
11832 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	5,498,730	748,582	6,468,480	7,217,062	606,495	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	–	1,432,462	–	14,420,839	1,794,162	14,059,139	15,853,301	1,022,487	2000	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	–	700,112	9,592,721	1,103,170	700,564	10,695,439	11,396,003	1,343,978	1989	40 yrs.
801 Liberty Way	Richmond, VA	•	780,000	–	6,231,813	785,059	6,226,755	7,011,814	616,697	1999	40 yrs.
5 Manhattan Square	Hampton, VA	–	207,368	–	1,570,433	212,694	1,565,107	1,777,801	145,905	1999	40 yrs.
100 Westgate Parkway	Richmond, VA	–	1,140,648	101,824	8,284,461	1,456,084	8,070,849	9,526,933	324,743	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	–	926,125	–	5,091,632	955,374	5,062,383	6,017,757	303,925	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	–	1,623,612	–	5,151,073	1,072,797	5,701,889	6,774,686	41,718	2002	40 yrs.
21 Enterprise Parkway	Hampton, VA	270,666	263,668	8,167,118	136,254	265,719	8,301,322	8,567,041	387,231	1999	40 yrs.
1305 Executive Boulevard	Chesapeake, VA		861,020	–	4,699,335	1,129,850	4,430,504	5,560,354	24,875	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	–	1,180,036	–	4,629,615	1,708,050	4,101,602	5,809,652	110,744	2002	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
4523 Green Point Drive	Greensboro, NC	–	234,564	–	2,403,961	235,698	2,402,828	2,638,526	722,377	1988	40 yrs.
4501 Green Point Drive	Greensboro, NC	–	319,289	–	2,360,805	320,450	2,359,644	2,680,094	724,517	1989	40 yrs.
4500 Green Point Drive	Greensboro, NC	–	230,622	–	2,217,425	231,692	2,216,356	2,448,048	699,610	1989	40 yrs.
2427 Penny Road	High Point, NC	–	1,165,664	–	6,361,037	1,168,074	6,358,626	7,526,700	1,848,823	1990	40 yrs.
4524 Green Point Drive	Greensboro, NC	•	182,810	–	2,215,463	183,888	2,214,385	2,398,273	686,167	1989	40 yrs.
4328, 4336 Federal Drive	Greensboro, NC	5,435,794	521,122	–	7,121,150	825,092	6,817,179	7,642,271	2,159,094	1995	40 yrs.
200 Centreport Drive	Greensboro, NC	•	331,400	3,768,600	471,310	332,017	4,239,293	4,571,310	937,915	1986	40 yrs.
4344 Federal Drive	Greensboro, NC	•	484,001	–	2,591,282	173,623	2,901,660	3,075,283	536,592	1996	40 yrs.
202 Centreport Drive	Greensboro, NC	•	549,948	5,360,462	581,785	549,679	5,942,516	6,492,195	1,172,922	1990	40 yrs.
101 Centreport Drive	Greensboro, NC	–	826,237	–	7,743,699	826,237	7,743,699	8,569,936	1,025,465	1998	40 yrs.
4000 Piedmont Parkway	High Point, NC	•	592,885	4,825,615	478,639	597,368	5,299,771	5,897,139	1,051,714	1989	40 yrs.
4380 Federal Drive	Greensboro, NC	–	282,996	–	2,109,455	283,368	2,109,082	2,392,450	480,519	1997	40 yrs.
4388 Federal Drive	Greensboro, NC	–	143,661	–	1,225,137	132,655	1,236,144	1,368,799	267,697	1997	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	–	354,903	–	3,579,738	399,988	3,534,653	3,934,641	475,433	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	–	305,821	–	4,458,196	335,061	4,428,955	4,764,016	458,922	1999	40 yrs.
150 Ridgeview Center Drive	Duncan, SC	–	711,353	8,056,324	883,526	711,353	8,939,850	9,651,203	1,546,710	1984	40 yrs.
1320 Garlington Road	Greenville, SC	–	398,539	1,761,533	51,112	398,539	1,812,646	2,211,185	275,180	1986	40 yrs.
420 Park Avenue	Greenville, SC	•	522,548	2,730,261	572,392	522,548	3,302,654	3,825,202	644,034	1986	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	–	285,882	–	3,041,394	545,627	2,781,649	3,327,276	325,108	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	–	102,372	–	2,362,925	265,991	2,199,306	2,465,297	346,744	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	–	66,731	–	2,147,063	173,889	2,039,905	2,213,794	393,054	1999	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	–	143,699	–	2,200,631	373,502	1,970,828	2,344,330	263,562	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	–	121,329	–	1,762,979	315,614	1,568,694	1,884,308	275,939	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	–	801,902	–	18,159,735	2,042,159	16,919,478	18,961,637	1,873,057	1998	40 yrs.
One Independence Pointe	Greenville, SC	–	780,881	6,199,230	2,847,220	784,617	9,042,714	9,827,331	808,464	1982	40 yrs.
55 Beattie Place	Greenville, SC	–	2,643,105	23,439,801	1,278,171	2,645,238	24,715,838	27,361,076	3,162,339	1986	40 yrs.
75 Beattie Place	Greenville, SC	•	2,406,646	17,400,939	846,163	2,408,577	18,245,172	20,653,749	2,384,681	1987	40 yrs.
7736 McCloud Road	Greensboro, NC	–	591,795	5,895,312	247,287	591,795	6,142,599	6,734,394	798,124	1986	40 yrs.
15 Brendan Way	Greenville, SC	–	614,192	3,012,019	1,093,269	614,192	4,105,288	4,719,480	691,572	1988	40 yrs.
4300 Federal Drive	Greensboro, NC	–	264,038	–	1,626,937	276,038	1,614,937	1,890,975	172,034	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	–	499,500	–	2,763,761	500,980	2,762,281	3,263,261	227,132	2000	40 yrs.
4183 Eagle Hill Drive	High Point, NC	–	122,203	–	3,760,018	526,266	3,355,955	3,882,221	369,204	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	–	100,106	–	3,388,358	431,106	3,057,358	3,488,464	139,750	2001	40 yrs.
4020 Meeting Way	High Point, NC	–	94,232	–	1,682,549	378,101	1,398,680	1,776,781	113,406	2001	40 yrs.
4 Independence Pointe	Greenville, SC	–	–	–	3,043,240	467,438	2,575,803	3,043,241	28,139	2002	40 yrs.
5 Independence Pointe	Greenville, SC	–	–	–	3,286,404	467,438	2,818,966	3,286,404	145,893	2002	40 yrs.
170 Ridgeview Drive	Duncan, SC	–	224,162	109,218	4,907,027	229,443	5,010,964	5,240,407	177,340	2001	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	–	360,494	–	2,784,361	372,494	2,772,361	3,144,855	113,429	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	–	172,320	–	6,103,704	984,672	5,291,352	6,276,024	38,172	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	–	217,943	–	2,917,308	611,166	2,524,084	3,135,250	115,785	2002	40 yrs.
979 Batesville Road	Greenville, SC	–	1,190,555	–	5,597,650	1,190,431	5,597,774	6,788,205	125,620	2002	40 yrs.
5911-5925 Richard Street	Jacksonville, FL	–	275,582	–	508,617	286,344	497,856	784,200	289,350	1977	40 yrs.
8383-8385 Baycenter Road	Jacksonville, FL	–	63,703	–	833,624	65,329	831,998	897,327	394,835	1973	40 yrs.
8775 Baypine Road	Jacksonville, FL	–	906,804	–	3,174,422	913,013	3,168,213	4,081,226	1,069,536	1989	40 yrs.
6255 Lake Gray Boulevard	Jacksonville, FL	–	813,067	–	3,741,583	812,634	3,742,017	4,554,651	1,397,217	1987	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	–	966,552	–	4,281,023	974,959	4,272,616	5,247,575	1,481,729	1987	40 yrs.
1200 River Place Boulevard	Jacksonville, FL	–	1,028,864	–	18,489,141	1,046,629	18,471,376	19,518,005	7,782,860	1985	40 yrs.
8614 Baymeadows Way	Jacksonville, FL	–	290,291	–	1,067,338	295,063	1,062,566	1,357,629	517,354	1986	40 yrs.
5941-5975 Richard Street	Jacksonville, FL	–	583,622	–	1,131,332	586,095	1,128,859	1,714,954	658,814	1978	40 yrs.
7970 Bayberry Road	Jacksonville, FL	–	127,520	–	1,281,580	129,979	1,279,122	1,409,101	848,814	1978	40 yrs.
6000-6030 Bowdendale Avenue	Jacksonville, FL	–	275,475	–	1,703,607	275,475	1,703,607	1,979,082	861,735	1979	40 yrs.
7898 Baymeadows Way	Jacksonville, FL	–	561,802	–	1,951,868	568,005	1,945,665	2,513,670	964,900	1978	40 yrs.
5977-6607 Richard Street	Jacksonville, FL	–	180,033	–	3,249,765	636,901	2,792,897	3,429,798	1,038,721	1980	40 yrs.
7910 & 7948 Baymeadows Way	Jacksonville, FL	–	210,299	–	2,655,355	211,449	2,654,205	2,865,654	1,264,281	1981	40 yrs.
7954 & 7960 Baymeadows Way	Jacksonville, FL	–	291,312	–	2,945,718	292,667	2,944,363	3,237,030	1,325,070	1982	40 yrs.
8787 Baypine Road	Jacksonville, FL	–	2,076,306	–	35,412,918	2,028,593	35,460,631	37,489,224	18,583,381	1990	40 yrs.
7077 Bonneval Road	Jacksonville, FL	–	768,000	5,789,000	1,392,736	774,020	7,175,716	7,949,736	2,207,363	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	–	821,000	5,866,000	2,024,865	827,420	7,884,445	8,711,865	2,499,540	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	•	398,257	–	2,586,397	749,811	2,234,844	2,984,655	534,021	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	•	706,934	–	3,243,046	853,981	3,095,999	3,949,980	852,074	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	–	92,207	429,997	1,259,623	140,426	1,641,401	1,781,827	706,097	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	–	–	–	8,736,480	418,093	8,318,387	8,736,480	1,239,137	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	–	597,181	–	2,326,445	602,633	2,320,994	2,923,627	627,515	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	–	840,996	–	4,167,143	846,461	4,161,678	5,008,139	1,218,333	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	–	574,198	–	3,345,856	780,486	3,139,568	3,920,054	551,263	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	–	614,602	4,267,477	583,252	614,602	4,850,729	5,465,331	897,644	1984	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
7980 Bayberry Road	Jacksonville, FL	–	330,726	1,338,101	17,776	330,726	1,355,877	1,686,603	183,708	1978	40 yrs.
9600 Satellite Boulevard	Orlando, FL	–	252,850	1,297,923	54,059	252,850	1,351,982	1,604,832	192,455	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	–	405,362	1,146,546	113,385	405,362	1,259,931	1,665,293	168,903	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	–	523,512	3,191,790	866,686	538,512	4,043,476	4,581,988	591,028	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	–	574,831	–	2,107,623	587,319	2,095,135	2,682,454	321,506	1999	40 yrs.
8250 & 8256 Exchange Place	Orlando, FL	–	622,413	2,507,842	270,958	622,413	2,778,800	3,401,213	416,009	1985	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	–	998,432	4,055,727	328,425	1,002,704	4,379,880	5,382,584	804,784	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	–	620,719	2,989,746	499,707	624,215	3,485,957	4,110,172	654,878	1987	40 yrs.
4801 Executive Park Court – 100	Jacksonville, FL	•	554,993	2,993,277	636,189	554,542	3,629,917	4,184,459	551,469	1990	40 yrs.
4801 Executive Park Court – 200	Jacksonville, FL	•	370,017	1,995,518	32,275	370,039	2,027,771	2,397,810	257,710	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	•	369,694	3,045,639	188,905	370,039	3,234,198	3,604,237	406,032	1990	40 yrs.
6602 Executive Park Court – 100	Jacksonville, FL	•	388,519	2,095,293	72,884	388,541	2,168,155	2,556,696	315,661	1993	40 yrs.
6602 Executive Park Court – 200	Jacksonville, FL	•	296,014	1,596,347	97,493	296,032	1,693,822	1,989,854	228,299	1993	40 yrs.
6631 Executive Park Court – 100	Jacksonville, FL	•	251,613	1,356,849	190,089	251,627	1,546,924	1,798,551	171,552	1994	40 yrs.
6631 Executive Park Court – 200	Jacksonville, FL	•	406,561	2,195,070	178,903	407,043	2,373,491	2,780,534	328,981	1994	40 yrs.
4815 Executive Park Court – 100	Jacksonville, FL	•	366,317	1,975,393	145,248	366,339	2,120,619	2,486,958	266,838	1995	40 yrs.
4815 Executive Park Court – 200	Jacksonville, FL	•	462,522	2,494,397	357,162	462,549	2,851,532	3,314,081	394,140	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	•	601,278	3,242,491	72,298	601,401	3,314,666	3,916,067	415,325	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	•	555,173	2,693,130	619,976	555,213	3,313,066	3,868,279	472,115	1997	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	–	517,554	2,568,186	318,979	522,991	2,881,728	3,404,719	456,109	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	–	518,043	2,561,938	231,667	518,043	2,793,605	3,311,648	333,574	1962	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	–	551,250	3,128,361	640	551,250	3,129,001	3,680,251	390,925	1992	40 yrs.
1300 Riverplace Boulevard	Jacksonville, FL	–	1,804,258	7,755,572	1,101,109	1,804,258	8,856,682	10,660,940	1,088,202	1980	40 yrs.
4901 Belfort Road	Jacksonville, FL	–	877,964	2,360,742	1,871,846	877,964	4,232,588	5,110,552	1,090,441	1986	40 yrs.
16445 Air Center Boulevard	Houston, TX	–	363,339	2,509,186	422,149	363,339	2,931,335	3,294,674	400,134	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	–	438,853	3,030,396	106,575	438,853	3,136,970	3,575,823	417,714	1997	40 yrs.
2216 Directors Row	Orlando, FL	–	453,918	2,572,202	25,865	453,918	2,598,067	3,051,985	295,980	1998	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	–	6,078,791	12,348,567	327,340	6,083,206	12,671,492	18,754,698	1,449,564	1998	40 yrs.
3701-3727 Vineland Road	Orlando, FL	–	767,929	2,096,504	110,902	767,929	2,207,406	2,975,335	272,149	1985	40 yrs.
4899 Belfort Road	Jacksonville, FL	–	1,299,201	–	7,880,358	1,299,351	7,880,208	9,179,559	744,795	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	–	638,154	–	3,456,982	638,154	3,456,982	4,095,136	313,311	2000	40 yrs.
16580 Air Center Boulevard	Houston, TX	–	289,000	3,559,857	(12,163)	289,000	3,547,695	3,836,695	318,270	1997	40 yrs.
7251 Salisbury Road	Jacksonville, FL	–	–	–	3,626,006	662,559	2,963,447	3,626,006	166,693	2000	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	–	385,964	–	2,359,882	642,427	2,103,419	2,745,846	124,059	2001	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	–	852,644	3,510,889	621,383	853,704	4,131,212	4,984,916	292,555	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	–	1,299,202	–	7,523,115	1,665,915	7,156,402	8,822,317	431,376	2002	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	–	903,701	–	5,541,791	925,671	5,519,821	6,445,492	195,094	2001	40 yrs.
7255 Salisbury Road	Jacksonville, FL	–	392,060	–	2,698,291	680,766	2,409,585	3,090,351	61,043	2002	40 yrs.
1755 Trans Central Drive	Houston, TX	–	293,534	3,036,269	133,314	306,147	3,156,970	3,463,117	191,932	1999	40 yrs.
2416 Lake Orange Drive	Orlando, FL	–	535,964	–	2,740,317	704,800	2,571,481	3,276,281	157,094	2002	40 yrs.
16605 Air Center Boulevard	Houston, TX	–	298,999	–	3,780,642	496,186	3,583,455	4,079,641	151,664	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	–	664,605	–	2,362,814	685,383	2,342,035	3,027,418	165,305	2001	40 yrs.
10739 West Little York Road	Houston, TX	–	797,931	5,950,894	9,775	799,560	5,959,040	6,758,600	38,899	1999	40 yrs.
10735 West Little York Road	Houston, TX	–	1,110,988	6,351,946	218,364	1,135,483	6,545,815	7,681,298	–	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	–	2,290,001	15,297,141	32,193	2,290,002	15,329,334	17,619,336	–	2000	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	–	162,000	1,613,000	223,234	262,416	1,735,818	1,998,234	387,709	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	–	181,923	1,812,496	216,792	181,923	2,029,289	2,211,212	390,463	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	–	503,767	2,787,585	470,425	503,767	3,258,010	3,761,777	665,956	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	–	789,651	4,454,648	1,269,805	789,651	5,724,452	6,514,103	1,007,652	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	–	617,289	3,048,379	101,328	617,289	3,149,707	3,766,996	500,308	1987	40 yrs.
111 Kelsey Lane	Tampa, FL	–	359,540	1,461,850	527,966	359,540	1,989,816	2,349,356	372,512	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	•	1,408,478	5,247,246	405,965	1,408,478	5,653,212	7,061,690	837,771	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	•	1,382,648	2,445,444	(278,637)	1,082,648	2,466,807	3,549,455	349,667	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	•	399,088	2,868,834	153,371	399,088	3,022,204	3,421,292	457,380	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	•	513,263	3,230,239	61,895	513,263	3,292,134	3,805,397	467,758	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	•	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	330,142	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	–	511,463	–	4,455,290	559,527	4,407,226	4,966,753	885,472	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	–	235,893	–	2,087,522	235,894	2,087,521	2,323,415	334,624	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,542,261	506,949	2,392,676	2,899,625	546,659	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,369,938	506,949	2,220,354	2,727,303	550,247	1999	40 yrs.
8921 Brittany Way	Tampa, FL	–	224,369	1,063,882	858,376	254,493	1,892,134	2,146,627	224,898	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	–	952,860	–	3,457,917	952,860	3,457,917	4,410,777	368,163	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	–	553,335	–	3,226,342	771,501	3,008,176	3,779,677	278,347	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	–	350,406	–	2,247,946	438,061	2,160,292	2,598,353	213,385	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	–	943,169	–	12,427,823	1,560,099	11,810,893	13,370,992	1,003,855	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	–	419,683	–	3,331,719	661,680	3,089,722	3,751,402	443,809	2000	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
4502 Woodland Corporate Boulevard	Tampa, FL	–	–	–	4,005,900	1,071,535	2,934,365	4,005,900	234,483	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	–	209,841	–	1,450,983	364,514	1,296,311	1,660,825	132,097	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	–	498,598	–	3,057,752	556,887	2,999,463	3,556,350	203,743	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	–	–	–	1,341,584	300,000	1,041,584	1,341,584	63,062	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	–	500,391	–	3,752,402	840,314	3,412,480	4,252,794	251,284	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	–	–	–	3,453,055	619,913	2,833,142	3,453,055	30,631	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	–	–	–	2,891,079	716,594	2,174,485	2,891,079	86,142	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	–	–	–	2,753,467	686,594	2,066,873	2,753,467	73,463	2002	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	–	1,430,884	3,043,553	62,371	1,430,937	3,105,871	4,536,808	425,010	1985	40 yrs.
5410 – 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	–	603,776	4,176,238	541,167	625,111	4,696,070	5,321,181	613,888	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	–	7,099	3,046,309	135,922	–	3,189,330	3,189,330	389,099	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	–	7,102	3,047,462	313,916	–	3,368,480	3,368,480	454,631	1989	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	–	972,232	3,892,085	68,646	972,232	3,960,731	4,932,963	506,695	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	98,520	203,247	909,613	1,112,860	106,349	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	50,505	203,247	861,598	1,064,845	105,297	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	28,338	203,247	839,431	1,042,678	111,869	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	–	1,157,049	4,620,956	187,461	1,157,049	4,808,417	5,965,466	607,291	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	–	392,138	1,565,787	41,308	392,138	1,607,096	1,999,234	206,326	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	–	359,933	1,437,116	52,772	359,933	1,489,888	1,849,821	181,329	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	–	164,413	655,933	24,625	164,413	680,559	844,972	83,147	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	–	310,778	1,238,324	29,671	310,178	1,268,595	1,578,773	153,504	1965	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	–	1,426,251	6,098,952	547,870	1,426,251	6,646,822	8,073,073	851,283	1986	40 yrs.
3400 Lakeside Drive	Miramar, FL	–	2,022,153	11,345,881	925,358	2,022,153	12,271,238	14,293,391	1,533,093	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	–	2,022,152	11,357,143	602,824	2,022,152	11,959,967	13,982,119	1,568,926	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	–	2,960,511	–	17,842,222	2,980,689	17,822,044	20,802,733	1,720,130	2000	40 yrs.
13650 NW 8th Street	Sunrise, FL	–	558,223	2,171,930	76,853	558,251	2,248,755	2,807,006	274,620	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	–	659,797	2,596,275	200,473	659,825	2,796,719	3,456,544	350,248	1991	40 yrs.
777 Yamato Road	Boca Raton, FL	–	4,101,247	16,077,347	4,168,209	4,501,247	19,845,557	24,346,804	2,082,735	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	–	1,065,068	4,481,644	362,136	1,065,068	4,843,780	5,908,848	590,321	1986	40 yrs.
6601-6625 West 78th Street	Bloomington, MN	–	2,263,060	–	38,625,770	2,310,246	38,578,584	40,888,830	4,032,847	1998	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	–	516,920	4,646,342	1,039,987	516,920	5,686,329	6,203,249	876,397	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	–	395,366	3,554,512	412,158	395,366	3,966,670	4,362,036	565,818	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	–	151,238	1,370,140	267,816	151,238	1,637,956	1,789,194	348,078	1985	40 yrs.
9401-9443 Science Center Drive	New Hope, MN	–	431,295	3,888,684	287,670	510,064	4,097,585	4,607,649	625,399	1989	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	–	462,876	4,151,790	148,030	462,876	4,299,820	4,762,696	684,683	1988	40 yrs.
7115-7173 Shady Oak Road	Eden Prairie, MN	–	454,974	4,089,410	520,017	454,974	4,609,427	5,064,401	688,501	1984	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	–	568,706	5,115,177	1,382,873	1,289,215	5,777,540	7,066,755	1,258,150	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	–	195,982	1,762,027	57,888	195,982	1,819,916	2,015,898	258,225	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	–	120,622	1,085,226	82,228	118,300	1,169,776	1,288,076	168,179	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	–	145,198	1,305,700	32,908	142,399	1,341,407	1,483,806	192,492	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	–	110,746	995,868	29,030	108,610	1,027,034	1,135,644	147,592	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	–	275,903	2,481,666	259,683	270,584	2,746,668	3,017,252	396,608	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	–	291,077	2,618,194	178,115	285,464	2,801,922	3,087,386	411,714	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	–	269,618	2,423,318	253,892	264,419	2,682,409	2,946,828	397,208	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	–	343,093	3,085,795	47,532	336,481	3,139,939	3,476,420	447,819	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	–	2,912,391	–	21,450,874	2,938,372	21,424,892	24,363,264	2,917,208	1999	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	–	828,650	7,399,409	1,209,229	829,263	8,608,025	9,437,288	1,321,841	1988	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	–	392,026	3,433,678	654,248	384,235	4,095,717	4,479,952	661,147	1997	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	–	883,895	7,983,345	1,158,920	883,895	9,142,265	10,026,160	1,116,219	1985	40 yrs.
10300 Bren Road	Minnetonka, MN	–	344,614	3,110,477	209,249	344,614	3,319,726	3,664,340	461,358	1981	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	–	198,205	1,793,422	365,149	198,205	2,158,570	2,356,775	305,084	1978	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	–	760,525	3,254,758	25,622	760,525	3,280,379	4,040,904	382,420	1997	40 yrs.
7550 Meridian Circle	Maple Grove, MN	1,974,924	513,250	2,901,906	(78,655)	513,250	2,823,250	3,336,500	331,104	1989	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	4,319,515	1,934,438	10,952,503	461,608	1,934,438	11,414,111	13,348,549	1,322,425	1995	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	–	1,131,017	–	3,377,738	1,131,017	3,377,738	4,508,755	337,781	1998	40 yrs.
4801 West 81st Street	Bloomington, MN	760,079	1,624,701	2,494,368	430,385	1,624,701	2,924,753	4,549,454	361,817	1984	40 yrs.
8100 Cedar Avenue	Bloomington, MN	2,128,068	501,313	3,675,416	158,006	501,313	3,833,422	4,334,735	416,126	1983	40 yrs.
9600 54th Avenue	Plymouth, MN	–	332,317	3,077,820	139,592	332,317	3,217,413	3,549,730	362,939	1998	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	–	2,188,525	3,788,762	16,398	2,188,525	3,805,159	5,993,684	417,996	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	–	1,229,862	4,075,167	9,190	1,230,965	4,083,254	5,314,219	423,449	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	–	1,956,273	–	4,626,783	1,956,273	4,626,783	6,583,056	443,187	1999	40 yrs.
6161 Green Valley Drive	Bloomington, MN	–	740,378	3,311,602	719,459	741,194	4,030,244	4,771,438	335,933	1992	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	–	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	848,384	1996	40 yrs.
8967 Columbine Road	Eden Prairie, MN	–	1,450,000	–	3,382,297	1,450,000	3,382,297	4,832,297	272,088	2000	40 yrs.
14390 Huntington Avenue	Savage, MN	–	1,463,666	6,271,050	142,049	1,464,521	6,412,244	7,876,765	450,161	1988	40 yrs.
550-590 Hale Avenue	Oakdale, MN	–	765,535	3,488,754	262,511	766,390	3,750,410	4,516,800	290,025	1996	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
7777 Golden Triangle Drive	Eden Prairie, MN	–	993,101	2,136,862	876,359	993,101	3,013,221	4,006,322	186,164	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	–	1,325,829	–	4,415,237	1,739,966	4,001,100	5,741,066	213,684	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	–	1,011,517	–	8,666,828	3,000,000	6,678,346	9,678,346	422,855	2001	40 yrs.
7805 Hudson Road	Woodbury, MN	–	1,279,834	–	9,086,626	1,381,234	8,985,226	10,366,460	202,836	2002	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	–	784,577	–	4,105,182	786,382	4,103,377	4,889,759	355,278	2001	40 yrs.
4600 Nathan Lane	Minneapolis, MN	–	1,063,558	–	6,010,718	1,038,197	6,036,080	7,074,277	158,994	2002	40 yrs.
8995 Columbine Road	Eden Prairie, MN	–	1,087,594	–	3,480,053	2,055,296	2,512,352	4,567,648	110,434	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	–	2,052,018	3,849,649	3,188,716	2,060,644	7,029,738	9,090,382	743,934	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	310,260	1,264,758	2,669,510	3,934,268	27,771	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	906,472	1,264,758	3,265,721	4,530,479	34,408	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	–	2,175,209	3,948,085	137,735	2,175,210	4,085,819	6,261,029	–	1986	40 yrs.
26911-26957 Northwestern Highway	Southfield, MI	–	7,799,515	66,268,817	6,648,304	7,799,515	72,917,121	80,716,636	10,276,549	1985	40 yrs.
1650 Research Drive	Troy, MI	–	763,067	7,201,677	91,086	763,067	7,292,763	8,055,830	1,000,902	1985	40 yrs.
1775 Research Drive	Troy, MI	–	331,422	2,788,073	50,080	331,422	2,838,153	3,169,575	396,340	1985	40 yrs.
1875 Research Drive	Troy, MI	–	329,863	2,774,006	121,374	329,863	2,895,380	3,225,243	421,153	1986	40 yrs.
1850 Research Drive	Troy, MI	–	781,054	7,364,300	213,249	781,054	7,577,549	8,358,603	1,123,376	1986	40 yrs.
1965 Research Drive	Troy, MI	–	419,090	3,578,928	179,158	419,090	3,758,086	4,177,176	551,247	1987	40 yrs.
1960 Research Drive	Troy, MI	–	419,146	3,579,166	348,991	419,146	3,928,157	4,347,303	510,934	1987	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	–	456,877	4,091,196	309,820	456,877	4,401,016	4,857,893	657,478	1983	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	–	382,754	3,425,227	291,630	382,754	3,716,857	4,099,611	543,966	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	–	452,860	4,055,512	233,895	452,860	4,289,407	4,742,267	587,953	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	–	203,064	1,802,592	170,856	203,064	1,973,448	2,176,512	296,311	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	–	171,518	1,518,192	108,456	171,518	1,626,648	1,798,166	235,668	1985	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	–	370,378	3,311,366	190,683	370,378	3,502,049	3,872,427	503,337	1985	40 yrs.
1101 Allen Drive	Troy, MI	–	98,144	887,935	22,883	98,148	910,814	1,008,962	118,926	1974	40 yrs.
1151 Allen Drive	Troy, MI	–	164,483	1,486,220	209,271	164,486	1,695,487	1,859,973	276,955	1974	40 yrs.
1300 Rankin Street	Troy, MI	–	134,090	1,212,752	371,530	134,094	1,584,278	1,718,372	265,377	1979	40 yrs.
1350 Rankin Street	Troy, MI	–	111,776	1,011,497	64,521	111,779	1,076,015	1,187,794	156,366	1979	40 yrs.
1376-1400 Rankin Street	Troy, MI	–	134,292	1,213,626	126,936	134,296	1,340,559	1,474,855	193,074	1979	40 yrs.
1352-1374 Rankin Street	Troy, MI	–	153,275	1,385,098	163,475	153,279	1,548,570	1,701,849	216,823	1979	40 yrs.
1324-1346 Rankin Street	Troy, MI	–	134,090	1,212,214	15,465	134,094	1,227,675	1,361,769	170,142	1979	40 yrs.
1301-1307 Rankin Street	Troy, MI	–	111,776	1,011,121	112,156	111,779	1,123,274	1,235,053	153,174	1978	40 yrs.
1409 Allen Drive	Troy, MI	–	142,370	1,286,048	261,754	142,374	1,547,799	1,690,173	231,951	1978	40 yrs.
1304 East Maple Road	Troy, MI	–	211,233	1,906,786	309,224	211,236	2,216,007	2,427,243	285,674	1971	40 yrs.
1334 Maplelawn Road	Troy, MI	–	124,296	1,122,802	17,977	124,300	1,140,775	1,265,075	156,128	1983	40 yrs.
1290 Maplelawn Road	Troy, MI	–	85,321	771,621	61,018	85,325	832,635	917,960	108,214	1984	40 yrs.
1070 Maplelawn Road	Troy, MI	–	68,560	620,595	101,018	68,563	721,610	790,173	91,018	1982	40 yrs.
950 Maplelawn Road	Troy, MI	–	252,429	2,265,259	26,448	252,433	2,291,703	2,544,136	300,838	1982	40 yrs.
894 Maplelawn Road	Troy, MI	–	181,749	1,632,243	19,497	181,753	1,651,736	1,833,489	216,847	1986	40 yrs.
1179 Maplelawn Road	Troy, MI	–	87,845	794,365	73,849	87,849	868,210	956,059	116,862	1984	40 yrs.
1940 Norwood Drive	Troy, MI	–	86,836	785,267	42,787	86,839	828,051	914,890	116,239	1983	40 yrs.
1311-1331 Maplelawn Road	Troy, MI	–	125,407	1,132,810	204,037	125,410	1,336,843	1,462,253	195,913	1986	40 yrs.
2354 Bellingham Street	Troy, MI	–	87,340	789,817	19,928	87,344	809,741	897,085	107,749	1990	40 yrs.
2360 Bellingham Street	Troy, MI	–	87,340	789,817	58,250	87,344	848,063	935,407	109,317	1985	40 yrs.
26442-26450 Haggerty Road	Farmington Hills, MI	–	237,687	2,143,478	27,287	237,691	2,170,761	2,408,452	285,096	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	–	311,093	2,791,804	57,238	311,097	2,849,038	3,160,135	376,923	1986	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	–	173,166	1,562,704	26,633	173,170	1,589,333	1,762,503	208,981	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	–	253,338	2,290,696	15,900	253,341	2,306,593	2,559,934	302,746	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	–	292,717	2,638,688	168,795	292,720	2,807,479	3,100,199	426,617	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	–	175,489	1,583,362	182,019	175,492	1,765,377	1,940,869	249,117	1986	40 yrs.
26842-26850 Haggerty Road	Farmington Hills, MI	–	239,606	2,160,470	194,143	239,609	2,354,610	2,594,219	365,750	1988	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	–	455,846	–	2,523,129	537,693	2,441,282	2,978,975	361,004	1999	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	–	368,083	–	2,584,868	535,179	2,417,771	2,952,950	323,990	2000	40 yrs.
50 West Big Beaver Road	Troy, MI	–	2,159,678	19,481,454	1,119,272	2,159,678	20,600,726	22,760,404	2,609,996	1987	40 yrs.
100 West Big Beaver Road	Troy, MI	–	2,113,006	19,057,355	816,098	2,113,006	19,873,453	21,986,459	2,543,502	1987	40 yrs.
245 Executive Drive	Brookfield, WI	–	577,067	5,197,903	299,476	577,067	5,497,379	6,074,446	657,319	1984	40 yrs.
8301 West Parkland Court	Milwaukee, WI	–	358,442	3,233,707	515,965	358,442	3,749,672	4,108,114	433,021	1982	40 yrs.
32991 Hamilton Court	Farmington Hills, MI	–	1,065,392	3,627,675	947,764	1,065,392	4,575,439	5,640,831	318,002	1989	40 yrs.
7500 West 110th Street	Overland Park, KS	–	2,380,493	9,575,474	208,344	2,380,493	9,783,818	12,164,311	1,175,203	1983	40 yrs.
7800 N. 113th Street	Milwaukee, WI	–	1,711,964	6,847,857	301,653	1,711,964	7,149,510	8,861,474	787,847	1991	40 yrs.
2475-2479 Elliot Avenue	Troy, MI	–	128,808	516,393	15,137	128,808	531,531	660,339	66,458	1984	40 yrs.
32661 Edward Avenue	Madison Heights, MI	–	378,838	2,330,550	4,054	378,838	2,334,604	2,713,442	257,744	1976	40 yrs.
32751 Edward Avenue	Madison Heights, MI	–	151,410	859,462	38,355	151,410	897,817	1,049,227	110,049	1969	40 yrs.
32853 Edward Avenue	Madison Heights, MI	–	138,121	784,426	60,827	138,121	845,253	983,374	111,462	1973	40 yrs.
555 East Mandoline Avenue	Madison Heights, MI	–	140,862	799,993	80,328	140,862	880,321	1,021,183	103,922	1979	40 yrs.
599 East Mandoline Avenue	Madison Heights, MI	–	132,164	646,768	73,022	132,164	719,789	851,953	96,895	1979	40 yrs.

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
749 East Mandoline Avenue	Madison Heights, MI	–	144,658	708,054	10,611	144,658	718,665	863,323	79,640	1974	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	–	151,458	741,185	2,678	151,458	743,862	895,320	81,928	1969	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	–	157,729	771,872	1,836	157,729	773,708	931,437	85,320	1972	40 yrs.
949 East Mandoline Avenue	Madison Heights, MI	–	137,049	778,338	5,751	137,049	784,089	921,138	88,945	1974	40 yrs.
31601 Research Park Drive	Madison Heights, MI	–	331,179	1,879,812	10,787	331,179	1,890,599	2,221,778	208,381	1985	40 yrs.
31651 Research Park Drive	Madison Heights, MI	–	194,012	1,101,576	1,132	194,012	1,102,708	1,296,720	121,747	1985	40 yrs.
31700 Research Park Drive	Madison Heights, MI	–	373,202	1,824,721	3,575	373,203	1,828,295	2,201,498	201,859	1988	40 yrs.
31701 Research Park Drive	Madison Heights, MI	–	185,845	1,054,681	72,097	185,845	1,126,778	1,312,623	123,008	1985	40 yrs.
31751 Research Park Drive	Madison Heights, MI	–	194,063	1,300,574	1,822	194,063	1,302,396	1,496,459	143,798	1985	40 yrs.
31800 Research Park Drive	Madison Heights, MI	–	217,929	1,601,469	29,193	217,929	1,630,662	1,848,591	179,762	1986	40 yrs.
800 Tech Row	Madison Heights, MI	–	444,977	2,984,811	31,445	444,977	3,016,255	3,461,232	331,552	1986	40 yrs.
900 Tech Row	Madison Heights, MI	–	155,606	883,725	24,370	155,606	908,095	1,063,701	111,785	1986	40 yrs.
1000 Tech Row	Madison Heights, MI	–	357,897	2,628,029	84,900	357,897	2,712,929	3,070,826	297,296	1987	40 yrs.
31771 Sherman Avenue	Madison Heights, MI	–	150,944	645,040	36,889	150,944	681,928	832,872	71,302	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	–	105,606	649,891	7,327	105,606	657,218	762,824	73,934	1983	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	–	207,599	1,179,010	6,618	207,599	1,185,628	1,393,227	130,741	1983	40 yrs.
31831 Sherman Avenue	Madison Heights, MI	–	158,483	900,064	4,810	158,473	904,885	1,063,358	101,858	1984	40 yrs.
31900 Sherman Avenue	Madison Heights, MI	–	269,293	1,754,498	44,705	269,293	1,799,202	2,068,495	213,082	1984	40 yrs.
800 East Whitcomb Avenue	Madison Heights, MI	–	151,704	1,294,687	68,721	151,704	1,363,408	1,515,112	184,267	1987	40 yrs.
950 East Whitcomb Avenue	Madison Heights, MI	–	113,630	2,162,302	9,001	113,630	2,171,303	2,284,933	239,330	1988	40 yrs.
1000 East Whitcomb Avenue	Madison Heights, MI	–	113,512	1,023,613	49,481	113,512	1,073,094	1,186,606	120,001	1980	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	–	302,567	1,213,232	26,687	302,567	1,239,920	1,542,487	141,780	1980	40 yrs.
1210 East Whitcomb Avenue	Madison Heights, MI	–	121,298	329,051	27,093	121,298	356,145	477,443	40,751	1983	40 yrs.
1260 Kempar Avenue	Madison Heights, MI	–	78,720	385,223	26,367	78,720	411,590	490,310	46,273	1981	40 yrs.
1280 Kempar Avenue	Madison Heights, MI	–	142,305	536,474	19,750	142,305	556,224	698,529	62,302	1983	40 yrs.
22515 Heslip Drive	Novi, MI	–	144,477	338,277	54,151	144,477	392,429	536,906	47,564	1975	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	–	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	915,881	1994	40 yrs.
11950 West Lake Park Drive	Milwaukee, WI	–	391,813	2,340,118	252,953	394,938	2,589,946	2,984,884	276,247	1986	40 yrs.
11400 West Lake Park Drive	Milwaukee, WI	–	439,595	2,357,904	153,732	443,101	2,508,129	2,951,230	251,011	1986	40 yrs.
11425 West Lake Park Drive	Milwaukee, WI	–	382,256	2,350,619	1,042,282	385,305	3,389,853	3,775,158	311,889	1987	40 yrs.
11301 West Lake Park Drive	Milwaukee, WI	–	614,477	2,626,456	101,328	619,465	2,722,797	3,342,262	270,368	1987	40 yrs.
11900 West Lake Park Drive	Milwaukee, WI	–	347,853	2,396,887	495,082	350,628	2,889,195	3,239,823	581,719	1987	40 yrs.
38100 Ecorse Road	Romulus, MI	–	955,063	–	9,118,115	853,063	9,220,115	10,073,178	479,931	2000	40 yrs.
16620-16650 West Bluemound Road	Brookfield, WI	–	586,665	4,289,907	253,155	586,665	4,543,062	5,129,727	365,349	1999	40 yrs.
1600-1630 East Big Beaver Road	Troy, MI	–	1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	237,480	1982	40 yrs.
11414 West Park Place	Milwaukee, WI	–	234,443	–	9,585,620	491,531	9,328,532	9,820,063	626,313	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	–	341,698	1,527,548	48,494	341,698	1,576,042	1,917,740	114,407	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	–	534,470	3,239,389	69,540	532,370	3,311,029	3,843,399	240,490	1984	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	–	561,904	1,928,064	61,756	561,904	1,989,820	2,551,724	140,570	1985	40 yrs.
11200 West Plank Court	Wauwatosa, WI	–	330,829	2,288,853	1,077,541	330,829	3,366,394	3,697,223	401,666	1988	40 yrs.
11020 West Plank Court	Wauwatosa, WI	–	464,246	3,230,511	83,640	464,246	3,314,151	3,778,397	211,999	1985	40 yrs.
2600 Bellingham Drive	Troy, MI	–	1,796,869	–	4,113,101	1,938,746	3,971,224	5,909,970	287,204	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	–	1,796,869	–	4,186,565	1,938,746	4,044,688	5,983,434	127,101	2002	40 yrs.
38000 Ecourse Road	Romulus, MI	–	807,660	–	12,706,178	1,053,337	12,460,501	13,513,838	799,057	2001	40 yrs.
10855 West Park Place	Milwaukee, WI	–	122,894	–	2,437,984	424,710	2,136,168	2,560,878	14,603	2002	40 yrs.
15800 West Bluemound Road	Brookfield, WI	–	1,289,204	8,128,035	142,701	1,306,811	8,253,129	9,559,940	105,330	1994	40 yrs.
2 Kings Hill Avenue	West Malling, UK	–	785,565	–	4,294,558	824,105	4,256,018	5,080,123	745,195	1996	40 yrs.
50 Kings Hill Avenue	West Malling, UK	–	1,215,608	–	11,417,596	1,852,214	10,780,990	12,633,204	1,734,793	1996	40 yrs.
10 Kings Hill Avenue	West Malling, UK	–	983,547	–	5,540,412	962,789	5,561,170	6,523,959	779,532	1998	40 yrs.
30 Tower View	West Malling, UK	–	1,657,321	–	12,967,866	2,287,816	12,337,371	14,625,187	1,131,193	1999	40 yrs.
35 Kings Hill Avenue	West Malling, UK	–	812,193	–	2,980,686	795,432	2,997,447	3,792,879	326,021	1999	40 yrs.
39 Kings Hill Avenue	West Malling, UK	–	494,508	–	3,428,850	765,722	3,157,636	3,923,358	331,991	1999	40 yrs.
4 Abbey Wood Road	West Malling, UK	–	–	–	7,816,920	2,095,021	5,721,899	7,816,920	347,493	2001	40 yrs.
18 Kings Hill Avenue	West Malling, UK	–	829,785	–	6,190,614	2,139,987	4,880,412	7,020,399	610,140	1999	40 yrs.
30 Kings Hill Avenue	West Malling, UK	–	–	–	7,526,207	2,045,682	5,480,525	7,526,207	47,381	2002	40 yrs.

Subtotal Operating Real Estate		$73,886,631	$459,587,356	$1,444,812,647	$1,649,084,787	$504,808,063	$3,048,676,738	$3,553,484,801	$485,206,276

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to
						Gross Amount Carried at Close of Period				Date of Construction or Acquisition
			Initial Cost						Accumulated Depreciation		Depreciable life (years)
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002

DEVELOPMENT IN PROGRESS
1500, 1550 Liberty Ridge Drive	Chesterbrook, PA	$—	$8,287,555	$—	$27,926,498	$11,636,499	$24,577,555	$36,214,054	$—	2000	N/A
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,203,164	2,784,694	19,017,522	21,802,216	—	2002	N/A
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	10,026,384	1,766,196	8,989,939	10,756,135	—	2000	N/A
9th & Hamilton Street	Allentown, PA	—	615,624	—	45,377,144	1,162,150	44,830,619	45,992,769	—	2001	N/A
20 Wight Avenue	Hunt Valley, MD	—	1,205,946	—	8,220,751	1,861,025	7,565,672	9,426,697	—	2001	N/A
2304 Taft - Vineland Road	Orlando, FL	—	—	—	3,404,837	619,486	2,785,351	3,404,837	—	2002	N/A
7624 Bald Cypress Place	Tampa, FL	—	—	—	1,246,988	447,498	799,490	1,246,988	—	2001	N/A
8911 Columbine Road	Eden Prairie, MN	—	916,687	—	2,801,128	1,718,407	1,999,407	3,717,814	—	2000	N/A
Uxbridge Town Center	London, UK	17,925,393	—	—	30,817,574	9,343,635	21,473,939	30,817,574	—	2001	N/A

Subtotal Development in Progress		$17,925,393	$14,963,448	$391,167	$148,024,468	$31,339,590	$132,039,494	$163,379,084	$—

Back to Contents

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

LAND HELD FOR DEVELOPMENT
Northsight Land	Scottsdale, AZ	$–	$10,245,763	$–	$1,077,279	$11,323,042	$–	$11,323,042	$–	2000	N/A
Peco Lot II (Dresher Rd)	Horsham, PA	–	357,443	–	–	357,443	–	357,443	–	2002	N/A
Quarry Ridge	Malvern, PA	–	8,398,708	–	6,024,314	14,423,022	–	14,423,022	–	2001	N/A
17th & Arch Street	Philadelphia, PA	–	7,847,607	–	12,347,747	19,916,066	279,287	20,195,568	–	2000	N/A
17th & Arch Street	Philadelphia, PA	–	290,475	–	67,870	347,731	10,613	358,344	–	2000	N/A
JFK & Arch Parking Lots	Philadelphia, PA	–	18,992,179	–	(744,642)	18,036,266	211,271	18,247,537	–	2000	N/A
Commodore Business Park	Logan, NJ	–	1,756,748	–	951,542	2,501,040	207,250	2,708,290	–	1995	N/A
Marlton Executive Park	Marlton, NJ	–	550,664	–	434,849	985,513	–	985,513	–	1994	N/A
300 Fellowship Drive Land	Mt. Laurel, NJ	–	1,512,120	–	119,413	1,631,533	–	1,631,533	–	2001	N/A
Lehigh Valley Corporate Center	Bethlehem, PA	–	309,058	–	(42,339)	237,176	29,542	266,718	–	1987	N/A
Lehigh Valley Corporate Center II	Bethlehem, PA	–	3,741,506	–	4,532,656	8,054,912	219,250	8,274,162	–	1998	N/A
650 Boulder Drive Expansion	Upper Macungie Twp, PA	–	2,861,715	–	1,806,360	4,668,074	–	4,668,074	–	2001	N/A
Columbia Crossing Land	Columbia, MD	–	3,865,848	–	2,375,694	6,241,543	–	6,241,543	–	2000	N/A
6250 Old Dobbin Lane	Columbia, MD	–	958,105	–	525,507	1,466,934	16,678	1,483,612	–	2000	N/A
Hunt Valley Land	Hunt Valley, MD	–	2,166,068	–	273,387	2,439,455	–	2,439,455	–	2001	N/A
Rivers Bend Business Park	Chesterfield, VA	–	1,695,415	–	3,508,798	(1,105,559)	6,309,772	5,204,213	–	1995	N/A
Rivers Bent	Chesterfield, VA	–	165,042	–	484,965	650,007	–	650,007	–	1996	N/A
Volvo Center	Hampton Roads, VA	111,200	1,650,423	–	438,452	2,088,876	–	2,088,876	–	2000	N/A
Lakefront II	Hampton Roads, VA	–	132,785	–	39,244	172,029	–	172,029	–	2001	N/A
Eastport – 7	Richmond, VA	–	787,091	–	841,227	1,628,318	–	1,628,318	–	1997	N/A
Eastport – 8	Richmond, VA	–	379,836	–	6,187	386,023	–	386,023	–	1997	N/A
Eastport – 9	Richmond, VA	–	209,856	–	5,096	214,952	–	214,952	–	1997	N/A
Fairgrounds Distribution Center	Richmond, VA	–	100,000	–	(87,019)	12,981	–	12,981	–	1995	N/A
Woodland Center	Sandston, VA	–	928,555	–	769,051	1,697,606	–	1,697,606	–	1996	N/A
Independence Pointe	Greenville, SC	–	1,304,084	–	2,254,399	3,558,483	–	3,558,483	–	1997	N/A
Mendenhall Business Park I	High Point, NC	–	1,910,135	–	5,265,029	7,154,037	21,127	7,175,164	–	1995	N/A
Eagle Hill Business Park Land	Greensboro, NC	–	201,860	–	767,923	949,783	20,000	969,783	–	1999	N/A
Central Green Land	Houston, TX	–	1,095,592	–	593,353	1,688,946	–	1,688,946	–	2001	N/A
Liberty Business Park Land	Jacksonville, FL	–	448,097	–	89,719	537,816	–	537,816	–	1995	N/A
Liberty Business Park Land	Jacksonville, FL	–	468,643	–	356,309	824,952	–	824,952	–	1995	N/A
Liberty Business Park Land	Jacksonville, FL	–	468,643	–	109,850	578,493	–	578,493	–	1998	N/A
Butler Plaza	Jacksonville, FL	–	1,303,792	–	1,653,460	2,957,252	–	2,957,252	–	1998	N/A
Salisbury Road	Jacksonville, FL	–	880,828	–	680,753	1,561,581	–	1,561,581	–	2000	N/A
Southcenter Land	Orlando, FL	–	479,859	–	2,729,878	3,209,737	–	3,209,737	–	1999	N/A
Orlando Corporate Center	Orlando, FL	–	903,701	–	(1,808)	901,893	–	901,893	–	2000	N/A
Silo Bend	Tampa, FL	–	2,759,980	–	1,303,899	4,063,879	–	4,063,879	–	1996	N/A
Woodland Corporate Center	Tampa, FL	–	–	–	31,012	31,012	–	31,012	–	1998	N/A
6119 West Linebaugh Avenue	Tampa, FL	–	175,886	–	22,320	198,205	–	198,205	–	2000	N/A
Pompano Business Park	Pompano Beach, FL	–	407,328	–	22,588	429,916	–	429,916	–	1998	N/A
Pompano Business Park	Pompano Beach, FL	–	509,233	–	52,656	561,889	–	561,889	–	1998	N/A
Boca Colannade	Boca Raton, FL	–	3,649,792	–	1,112,289	4,762,081	–	4,762,081	–	1998	N/A
Lake Smetana Business Park	Eden Prairie, MN	–	4,500,641	–	(52,790)	1,884,760	15,240	1,900,000	–	1998	N/A
8855 Columbine Road	Eden Prairie, MN	–	1,400,925	–	2,520,023	1,599,757	1,416,357	3,016,114	–	2000	N/A
5705 Old Shakopee Road	Bloomington, MN	–	2,113,223	–	35,347	2,148,570	–	2,148,570	–	2001	N/A
Park Place	Milwaukee, WI	–	2,362,904	–	3,543,592	5,891,646	14,850	5,906,496	–	1999	N/A
Romulus Land – Leland	Romulus, MI	–	788,338	–	295,350	1,083,688	–	1,083,688	–	1998	N/A
6505 Cogswell Road	Romulus, MI	–	594,523	–	3,388,072	796,601	3,185,994	3,982,595	–	2000	N/A
Big Beaver Airport	Troy, MI	–	6,604,631	–	640,995	5,434,220	–	5,434,220	–	1999	N/A

Subtotal Land Held for Development		$111,200	$106,081,506	$–	$62,324,213	$151,184,395	$11,957,231	$163,141,626	$–

Total All Properties		$91,923,224	$580,632,310	$1,445,203,814	$1,859,433,468	$687,332,048	$3,192,673,463	$3,880,005,511	$485,206,276

• Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life, and USG Annuity and Life totaling $223.3 million.

Back to Contents

SCHEDULE III

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

REAL ESTATE:
Balance at beginning of year	$3,642,592	$3,543,301	$3,254,751
Additions	309,602	377,237	406,429
Disposition of property	(72,189)	(277,946)	(117,879)

Balance at end of year	$3,880,005	$3,642,592	$3,543,301

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$395,065	$334,415	$270,174
Depreciation expense	93,134	88,193	82,223
Disposition of property	(2,993)	(27,543)	(17,982)

Balance at end of year	$485,206	$395,065	$334,415

Back to Contents

MANAGEMENT’S DISCUSSION OF FINANCIAL REPORTING RESPONSIBILITY

The financial statements presented in this Annual Report have been prepared with integrity and are the responsibility of the management of Liberty Property Limited Partnership acting through its sole general partner, Liberty Property Trust. These financial statements are prepared in conformity with accounting principles generally accepted in the United States and properly reflect certain estimates and judgments based upon the best available information. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

The Operating Partnership’s system of internal controls is designed to provide reasonable assurance as to the proper authorization of transactions, the safeguarding of Company assets and the accuracy and reliability of the financial records. This system is reviewed and modified in response to changing business conditions and operations, and as a result of recommendations by the external and internal auditors.

The accounting firm of Ernst & Young LLP has performed an independent audit of the Company’s financial statements. Their audit was performed in accordance with auditing standards generally accepted in the United States. Management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.

The adequacy of the Company’s internal controls and the accounting principles employed in financial reporting are under the general oversight of the Audit Committee of the Board of Trustees. The Audit Committee, consisting solely of outside Trustees, meets periodically with the external auditors, the internal auditors and representatives of management to discuss auditing and financial reporting matters. The external auditors and the internal auditors also have full and free access to meet privately with the Audit Committee.

LIBERTY PROPERTY LIMITED PARTNERSHIP
BY: LIBERTY PROPERTY TRUST, ITS SOLE GENERAL PARTNER

/s/ WILLIAM P. HANKOWSKY

By:	William P. Hankowsky
President and Chief Executive Officer

LIBERTY PROPERTY LIMITED PARTNERSHIP
BY: LIBERTY PROPERTY TRUST, ITS SOLE GENERAL PARTNER

/s/ GEORGE J. ALBURGER, JR.

By:	George J. Alburger, Jr.
Chief Financial Officer and Executive Vice President

Back to Contents

REPORT OF INDEPENDENT AUDITORS

To The Partners
Liberty Property Limited Partnership

We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (“the Operating Partnership”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets in 2002.

Philadelphia, Pennsylvania	/s/ ERNST & YOUNG LLP
February 7, 2003

Back to Contents

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	DECEMBER 31,

	2002	2001

ASSETS
Real estate:
Land and land improvements	$504,808	$447,826
Buildings and improvements	3,048,676	2,778,430
Less accumulated depreciation	(485,206)	(395,065)

Operating real estate	3,068,278	2,831,191

Development in progress	163,379	252,789
Land held for development	163,142	163,547

Net real estate	3,394,799	3,247,527

Cash and cash equivalents	11,071	19,390
Accounts receivable	14,349	15,470
Deferred financing and leasing costs,
net of accumulated amortization
(2002, $75,833; 2001, $59,531)	71,544	66,991
Investment in unconsolidated joint ventures	14,963	-
Assets held for sale	-	107,972
Prepaid expenses and other assets	120,335	95,475

Total assets	$3,627,061	$3,552,825

LIABILITIES
Mortgage loans	$315,263	$340,131
Unsecured notes	1,418,924	1,345,000
Credit facility	132,000	68,000
Accounts payable	24,116	19,057
Accrued interest	32,571	31,392
Distribution payable	48,040	47,577
Other liabilities	96,119	83,852

Total liabilities	2,067,033	1,935,009

Minority interest	7,054	6,173

OWNERS' EQUITY
General partner's equity - preferred units	-	120,814
- common units	1,351,589	1,302,608
Limited partners' equity - preferred units	135,471	112,516
- common units	65,914	75,705

Total owners' equity	1,552,974	1,611,643

Total liabilities and owners' equity	$3,627,061	$3,552,825

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

REVENUE
Rental	$435,632	$416,521	$381,853
Operating expense reimbursement	161,798	159,822	143,788
Equity in earnings of unconsolidated joint ventures	255	-	-
Interest and other	8,344	6,569	4,485

Total revenue	606,029	582,912	530,126

EXPENSES
Rental property	112,408	110,778	96,726
Real estate taxes	60,307	56,172	51,268
Interest expense	116,625	111,179	107,719
General and administrative	22,492	21,049	19,258
Depreciation and amortization	110,386	101,778	92,907

Total expenses	422,218	400,956	367,878

Income before property dispositions and minority interest	183,811	181,956	162,248
(Loss) gain on property dispositions,
including impairment charge of $5,264 in 2002	(9,300)	2,115	18,386
Minority interest	(1,235)	-	-

Income from continuing operations	173,276	184,071	180,634

Extraordinary item—loss on
extinguishment of debt	-	-	2,103

Discontinued operations (including
net gain on property dispositions
of $6,959 for the year ended
December 31, 2002)	7,811	1,637	949

Net income	181,087	185,708	179,480

Preferred unit distributions	18,861	21,612	21,070

Net income available for common units	$162,226	$164,096	$158,410

Earnings per common unit:
Basic:
Income from continuing operations	$1.96	$2.17	$2.22
Extraordinary item	-	-	(0.03)
Income from discontinued operations	0.10	0.02	0.01

Income per common unit - basic	$2.06	$2.19	$2.20

Diluted:
Income from continuing operations	$1.92	$2.13	$2.19
Extraordinary item	-	-	(0.03)
Income from discontinued operations	0.10	0.02	0.01

Income per common unit - diluted	$2.02	$2.15	$2.17

Weighted average number of common units outstanding
Basic	78,920	75,097	72,165
Diluted	80,151	77,493	72,896

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF OWNERS' EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	GENERAL	LIMITED
	PARTNER'S	PARTNERS'	TOTAL OWNERS'
	EQUITY	EQUITY	EQUITY

Owners' equity at January 1, 2000	$1,294,607	$187,511	$1,482,118

Contributions from partners	25,509	(8,245)	17,264
Distributions to partners	(158,582)	(20,167)	(178,749)
Issuance of Operating Partnership Units	-	19,461	19,461
Net income	159,271	20,209	179,480

Balance at December 31, 2000	1,320,805	198,769	1,519,574

Contributions from partners	113,799	(9,915)	103,884
Distributions to partners	(177,719)	(19,804)	(197,523)
Net income	166,537	19,171	185,708

Balance at December 31, 2001	1,423,422	188,221	1,611,643

Contributions from partners	78,107	(8,533)	69,574
Distributions to partners	(311,605)	(20,679)	(332,284)
Issuance of Operating Partnership Units	-	22,954	22,954
Net income	161,665	19,422	181,087

Balance at December 31, 2002	$1,351,589	$201,385	$1,552,974

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$181,087	$185,708	$179,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,891	102,626	93,472
Amortization of deferred financing costs	3,979	4,016	3,888
Equity in earnings of unconsolidated joint ventures	(255)	-	-
Minority interest in net income	1,235	-	-
Loss (gain) on property dispositions	2,341	(2,115)	(18,386)
Noncash compensation	1,946	2,122	2,077
Changes in operating assets and liabilities:
Accounts receivable	1,121	(2,846)	764
Prepaid expenses and other assets	(26,288)	9,550	(44,646)
Accounts payable	5,059	3,385	73
Accrued interest	1,179	1,914	7,056
Other liabilities	12,267	(663)	16,957

Net cash provided by operating activities	294,562	303,697	240,735

INVESTING ACTIVITIES
Investment in properties	(135,840)	(57,332)	(118,735)
Investment in unconsolidated joint ventures	(1,655)	-	-
Proceeds from disposition of properties/land	181,903	151,604	117,009
Investment in development in progress	(167,403)	(255,333)	(177,380)
Increase in land held for development	(29,838)	(54,002)	(111,685)
Increase in deferred leasing costs	(18,786)	(18,135)	(17,959)

Net cash used in investing activities	(171,619)	(233,198)	(308,750)

FINANCING ACTIVITIES
Retirement of convertible debentures	-	(597)	(10,914)
Proceeds from issuance of unsecured notes	148,062	246,242	197,073
Repayment of unsecured notes	(100,000)	-	(90,000)
Proceeds from mortgage loans	8,366	-	-
Repayments of mortgage loans	(9,310)	(31,782)	(15,218)
Proceeds from credit facility	444,000	305,200	541,000
Repayments on credit facility	(380,000)	(413,200)	(412,000)
Increase in deferred financing costs	(1,143)	-	(3,665)
Capital contributions	90,582	31,538	32,043
Distributions to partners	(331,819)	(193,148)	(174,730)

Net cash (used) provided by financing activities	(131,262)	(55,747)	63,589

(Decrease) increase in cash and cash equivalents	(8,319)	14,752	(4,426)
Cash and cash equivalents at beginning of year	19,390	4,638	9,064

Cash and cash equivalents at end of year	$11,071	$19,390	$4,638

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$18,608	$33,567	$31,021
Investment in unconsolidated joint ventures	13,053	-	-
Acquisition of properties	-	(9,888)	(2,419)
Assumption of mortgage loans	-	9,888	2,419
Conversion of convertible debentures	-	70,209	2,605

See accompanying notes.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP

1.	ORGANIZATION

Liberty Property Trust (the "Trust") is a self-administered and self-managed Maryland real estate investment trust (a "REIT"). Substantially all of the Trust's assets are owned directly or indirectly, and substantially all of the Trust's operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Operating Partnership" and, together with the Trust and their consolidated subsidiaries, the "Company"). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.4% of the common equity of the Operating Partnership at December 31, 2002. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

Back to Contents

The Company evaluates its real estate investments upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected on the Consolidated Balance Sheet and the Company's share of net income from the joint venture is included on the Consolidated Statement of Operations.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Cash and cash equivalents include $3.1 million in cash held in escrow for the payment of real estate taxes.

Revenues

The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Termination fees are recognized when received.

Deferred Financing and Leasing Costs

Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Amortization of deferred financing costs is reported as interest expense.

Income per Common Unit

The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	FOR THE YEAR ENDED DECEMBER 31, 2002			FOR THE YEAR ENDED DECEMBER 31, 2001

	INCOME (NUMERATOR)	WEIGHTED AVERAGE UNIT (DENOMINATOR)	PER UNIT AMOUNT	INCOME (NUMERATOR)	WEIGHTED AVERAGE UNIT (DENOMINATOR)	PER UNIT AMOUNT

Net income	$181,087			$185,708
Less: Preferred unit
distributions	(18,861)			(21,612)

Basic income per common unit
Income available to common unitholders	162,226	78,920	$2.06	164,096	75,097	$2.19

Dilutive shares for long-term compensation
plans	—	1,231		—	1,062
Convertible debentures	—	—		2,587	1,334

Diluted income per common unit
Income available to common unitholders
and assumed conversions	$162,226	80,151	$2.02	$166,683	77,493	$2.15

Back to Contents

	FOR THE YEAR ENDED DECEMBER 31, 2000

	INCOME (NUMERATOR)	WEIGHTED AVERAGE UNIT (DENOMINATOR)	PER UNIT AMOUNT

Net income	$179,480
Less: Preferred unit
distributions	(21,070)

Basic income per common unit
Income available to common unitholders	158,410	72,165	$2.20

Dilutive shares for long-term compensation plans	—	731

Diluted income per common unit
Income available to common unitholders and assumed
conversions	$158,410	72,896	$2.17

Basic income per common unit for the years ended December 31, 2001 and 2000, would be $2.20 and $2.19 calculated as if the debenture conversions which occurred in 2001 and 2000 had occurred on January 1, 2001 and 2000, respectively. The Convertible Debentures matured in 2001.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and other assets and liabilities are reasonable estimates of fair values because of the short term maturities of these investments. The fair value of the Company's long term debt, which is based on estimates by management and on rates quoted on December 31, 2002 for comparable loans, exceeds the aggregate carrying value by approximately $215 million at December 31, 2002.

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

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("the FASB"), issued Statement of Financial Standards ("SFAS") No. 141 (effective June 30, 2001). SFAS No. 141 supercedes APB Opinion No. 16 "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires separate identification and allocation of purchase price to in-place operating leases in connection with the purchase of real estate assets. This fair value is a function of whether the remaining cash flows under the leases at the acquisition date are favorable or unfavorable relative to market prices. The impact of the adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reported the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002. The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results and gains on sale of properties sold during the year ended December 31, 2002, as income from discontinued operations for all periods presented (See Note 12). The adoption of SFAS No. 144 did not have an impact on net income available to common unitholders. SFAS No. 144 only impacted the presentation of these properties within the Consolidated Statements of Operations.

Back to Contents

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections". This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), "Consolidation of Variable Interest Entities". The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. It is likely that Rouse Kent Limited (“RKL”) will be consolidated into the Company’s financial statements either through the exercise of the Company’s option to buy, or through the adoption of the provisions of FIN No. 46. The Company’s total assets and liabilities will change by less than 1% as a result of the consolidation (see Note 5).

3.	REAL ESTATE

At December 31, 2002 and 2001, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

	LAND	BUILDINGS
	AND LAND	AND		ACCUMULATED
	IMPROVEMENTS	IMPROVEMENTS	TOTAL	DEPRECIATION

2002:
Industrial properties	$247,667	$1,383,887	$1,631,554	$222,424
Office properties	257,141	1,664,789	1,921,930	262,782

2002 Total	$504,808	$3,048,676	$3,553,484	$485,206

2001:
Industrial properties	$215,568	$1,247,217	$1,462,785	$181,957
Office properties	232,258	1,531,213	1,763,471	213,108

2001 Total	$447,826	$2,778,430	$3,226,256	$395,065

Back to Contents

Depreciation expense was $94.6 million in 2002, $88.2 million in 2001, and $82.2 million in 2000.

As of December 31, 2002, the Company has commenced development on nine properties, which upon completion are expected to comprise approximately 1.0 million square feet of leaseable space. As of December 31, 2002 approximately $163.4 million has been expended for the development of these projects and an additional $32.3 million is estimated to be required for completion.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On November 18, 2002, the Company entered into a joint venture agreement ("Liberty Venture I, LLC") with the Public Employees' Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture for a 25% ownership interest in the joint venture and $108.8 million in cash. These assets have been classified as held for sale in the accompanying balance sheet as of December 31, 2001. The Company’s share of this joint venture earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying statement of operations. The Company will provide development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.

The condensed balance sheet as of December 31, 2002 and statement of operations for Liberty Venture I, LLC, for the period from inception to December 31, 2002 is as follows (in thousands):

Balance Sheet:
Rental property	$123,998
Less accumulated depreciation	(327)

Rental property, net	123,671
Other assets	2,916

Total assets	$126,587

Mortgage payable	$72,250
Other liabilities	1,107
Partners' capital	53,230

Total liabilities and equity	$126,587

Statement of operations:
Total revenues	$2,380
Operating and other expenses	(620)
Depreciation and amortization	(331)
Interest expense	(410)

Net income	$1,019

5	RELATED PARTY TRANSACTIONS

Pursuant to agreements, the Company provides management services with respect to RKL, which is currently owned by certain affiliates of the Company. For the years ended December 31, 2002, 2001, and 2000, the fees for these services were $600,000 per year. The Company pays a fee to RKL for management services which it provides for the Company's properties owned in the United Kingdom. For the years ended December 31, 2002, 2001 and 2000, the fees for these services were $662,000, $376,000 and $44,000, respectively. The Company had accounts receivable and loans receivable from RKL and affiliates with balances of $9.0 million and $24.3 million, respectively, as of December 31, 2002 and $3.8 million and $17.3 million, respectively, as of December 31, 2001. The Company recognized interest income on notes receivable from RKL of $3.3 million, $2.2 million, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has the option to purchase this affiliate for nominal consideration.

Back to Contents

6	INDEBTEDNESS

Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility, as defined below and convertible debentures (which matured in 2001). The weighted average interest rates for the years ended December 31, 2002, 2001, and 2000, were approximately 7.1%, 7.5%, and 7.6%, respectively. Interest expense for the years ended December 31, 2002, 2001, and 2000, aggregated $116.6 million, $111.2 million, and $107.7 million, respectively. Interest costs during these periods of $16.5 million, $22.3 million, and $17.8 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2002, 2001, and 2000, was $128.4 million, $128.4 million, and $115.1 million, respectively.

The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility”. The Company is in compliance with the financial covenants.

Mortgage Loans, Unsecured Notes

Mortgage loans with maturities ranging from 2003 to 2012 are collateralized by and in some instances cross-collateralized by properties with a net book value of $491.3 million.

As of December 31, 2002, $315.3 million in mortgage loans and $1,418.9 million in unsecured notes were outstanding. The interest rates on $1,710.8 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $23.4 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.6 years. The scheduled maturities of principal amortization of the Company's mortgage loans and unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

	MORTGAGES
					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	TOTAL	INTEREST RATE

2003	$7,666	$2,970	$73,924	$84,560	7.3%
2004	8,176	33,158	100,000	141,334	7.0%
2005	7,099	115,039	-	122,138	7.6%
2006	5,010	30,098	100,000	135,108	7.2%
2007	4,552	-	100,000	104,552	7.3%
2008	4,248	29,268	-	33,516	7.2%
2009	2,015	42,119	270,000	314,134	7.8%
2010	1,348	-	200,000	201,348	8.5%
2011	1,098	3,533	250,000	254,631	7.3%
2012	192	17,674	150,000	167,866	6.5%
2013	-	-	75,000	75,000	6.4%
2018	-	-	100,000	100,000	7.5%

	$41,404	$273,859	$1,418,924	$1,734,187	7.4%

Credit Facility

For the year ended December 31, 2002, the Company utilized a $450 million unsecured credit facility (the "$450 million Credit Facility"). The interest rate on borrowings under the $450 million Credit Facility fluctuated based on senior debt ratings from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P"), and Fitch, Inc. ("Fitch"). The current ratings for the Company's senior unsecured debt are Baa2, BBB and BBB from Moody's, S&P, and Fitch respectively. At these ratings, the interest rate on the $450 million Credit Facility was 105 basis points over the LIBOR (2.5% at December 31, 2002). The interest rate for the $450 million Credit Facility at December 31, 2001 was 3.3%. Customary fees applied to the $450 million Credit Facility including an annual administrative fee and an unused line fee.

Back to Contents

In January 2003, the Company obtained the $350 million Credit Facility, replacing the $450 million Credit Facility, due April 2003. Based on the Company's current ratings, the interest rate on the $350 million Credit Facility is 70 basis points over the LIBOR rate. There is also a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The $350 million Credit Facility contains a competitive bid option, whereby lenders participating in the $350 million Credit Facility bid on the interest to be charged. This feature is available for up to $150 million of borrowings. The $350 million Credit Facility contains financial covenants, certain of which are set forth below:

–	total debt to total assets may not exceed 0.55:1;

–	operating cash flows to interest may not be less than 1.85:1;

–	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.75:1;

–	unencumbered asset value to unsecured debt may not be less than 175%;

–	unencumbered cash flow to unsecured debt service must exceed 1.5:1

The $350 million Credit Facility expires in January, 2006. The $350 million Credit Facility provides for up to $50 million denominated in Pounds Sterling or Euros.

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

The Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company's Common Shares, Preferred Shares or Convertible Debentures. There were no repurchases during 2002 and 2001. In 2000, the Company repurchased $10.9 million principal amount of the Convertible Debentures. The repurchase of the Convertible Debentures in 2000 resulted in the recognition of an extraordinary loss of $2.1 million. This loss represents the redemption premium and the write-off of related deferred financing costs.

Back to Contents

7.	LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$439,229
2004	392,342
2005	328,613
2006	267,703
2007	223,532
Thereafter	307,407

TOTAL	$1,958,826

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

8.	OWNERS’ EQUITY

Preferred Units

The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the "Preferred Units"):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Shares	Preference	Rate	As of	Exchangeable after

		(in 000's)
7/28/99	Series B	$95,000	3,800	$25	9.25%	7/28/04	7/28/09 into Series B
							Cumulative Redeemable
							Preferred Shares of the
							Trust

4/18/00	Series C	$20,000	800	$25	9.125%	4/18/05	4/18/10 into Series C
							Cumulative Redeemable
							Preferred Shares of the
							Trust

6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D
							Cumulative Redeemable
							Preferred Shares of the
							Trust

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2002	2001	2000

Distributions (in millions)	$11.6	$10.6	$10.1
Distribution per unit:
Series B	$2.31	$2.31	$2.31
Series C	$2.28	$2.28	$1.60
Series D	$2.13	-	-

Common Units

General and Limited partners' equity - common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. No common units were issued in connection with acquisitions in 2000, 2001 or 2002. The common limited partnership interests outstanding as of December 31, 2002 have the same economic characteristics as would 3,724,521 Common Shares. The interests in the Limited Partnership share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust.

Back to Contents

Minority Interest

Minority interest includes a $7.1 million joint venture investment in the United Kingdom.

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

The Company is obligated to purchase approximately $9 million in land under contracts with a variety of parties.

10.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2002 and 2001 follows. Certain 2002 and 2001 amounts have been reclassified to conform to the current presentation of discontinued operations:

	QUARTER ENDED

	DEC. 31,	SEPT. 30,	JUNE 30,	MARCH 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MARCH 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(in thousands, except per share amounts)

Rental revenue	$108,714	$114,299	$106,798	$105,821	$105,719	$104,897	$103,849	$102,056

Income from continuing
operations	37,225	46,075	44,963	45,013	44,943	46,551	46,824	45,753

Discontinued operations	825	628	4,437	1,921	431	538	475	193

Net income	38,050	46,703	49,400	46,934	45,374	47,089	47,299	45,946

Preferred unit distributions	3,104	4,846	5,508	5,403	5,403	5,403	5,403	5,403

Net income available for
common units	34,946	41,857	43,892	41,531	39,971	41,686	41,896	40,543

Income per common unit -
basic	$0.44	$0.53	$0.56	$0.53	$0.52	$0.54	$0.56	$0.56

Income per common unit -
diluted	$0.43	$0.52	$0.55	$0.53	$0.51	$0.53	$0.56	$0.55

11.	SEGMENT INFORMATION

The Company operates its portfolio of properties throughout the Southeastern, Mid-Atlantic and Midwestern United States. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company's reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company's reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

Back to Contents

The Company evaluates performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 2002

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

Real estate
related revenues	$182,344	$44,989	$63,464	$49,696	$36,544	$45,651	$49,975	$63,501	$61,266	$597,430
Rental property
expenses and
real estate taxes	51,364	14,265	13,875	12,422	11,002	11,910	18,779	20,744	18,354	172,715

Property level
operating income	$130,980	$30,724	$49,589	$37,274	$25,542	$33,741	$31,196	$42,757	$42,912	424,715

Other income/expenses, net										240,904

Income before property dispositions and minority interest										183,811

Loss on disposition of properties										(9,300)

Minority interest										(1,235)

Discontinued operations										7,811

Net income										$181,087

Preferred unit distributions										18,861

Net income available for common units										$162,226

FOR THE YEAR ENDED DECEMBER 31, 2001

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

Real estate
related revenues	$171,530	$44,317	$56,672	$45,712	$45,345	$44,983	$48,775	$59,063	$59,946	$576,343
Rental property
expenses and
real estate taxes	49,311	14,127	13,606	11,336	12,721	11,822	18,357	19,461	16,209	166,950

Property level
operating income	$122,219	$30,190	$43,066	$34,376	$32,624	$33,161	$30,418	$39,602	$43,737	409,393

Other income/expenses, net										227,437

Income before property dispositions and minority interest										181,956

Gain on dispositions of properties										2,115

Minority interest										-

Discontinued operations										1,637

Net income										$185,708

Preferred unit distributions										21,612

Net income available for common units										$164,096

Back to Contents

FOR THE YEAR ENDED DECEMBER 31, 2000

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

Real estate
related revenues	$147,307	$42,172	$49,927	$42,956	$41,542	$42,413	$42,556	$56,913	$59,855	$525,641
Rental property
expenses and
real estate taxes	40,912	12,925	10,834	9,674	11,391	10,425	16,339	19,611	15,883	147,994

Property level
operating income	$106,395	$29,247	$39,093	$33,282	$30,151	$31,988	$26,217	$37,302	$43,972	377,647

Other income/expenses, net										215,399

Income before property dispositions, extraordinary item, and minority interest										162,248

Gain on disposition of properties										18,386

Minority interest										-

Extraordinary item—loss on extinguishment of debt										(2,103)

Discontinued operations										949

Net income										$179,480

Preferred unit distributions										21,070

Net income available for common units										$158,410

REVENUES	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Total real estate related revenues for reportable segments	$597,430	$576,343	$525,641
Interest and other	8,599	6,569	4,485

Total revenues	$606,029	$582,912	$530,126

PRODUCT TYPE INFORMATION	REAL ESTATE RELATED REVENUES

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Industrial	$270,890	$256,267	$236,436
Office	326,540	320,076	289,205

Total real estate related revenues	$597,430	$576,343	$525,641

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

January 1, 2002	$910,065	$134,052	$320,483	$328,669	$199,984	$298,663	$262,663	$402,165	$369,512	$3,226,256
Additions	62,862	8,893	64,502	21,082	27,812	54,451	42,730	30,539	45,519	358,390
Dispositions	(1,352)	(3,884)	(7,054)	-	-	(2,038)	-	(13,369)	(3,465)	(31,162)

December 31, 2002	$971,575	$139,061	$377,931	$349,751	$227,796	$351,076	$305,393	$419,335	$411,566	$3,553,484

Accumulated depreciation										(485,206)
Development in progress										163,379
Land held for development										163,142
Assets held for sale										-
Other assets										232,262

Total assets December 31, 2002										$3,627,061

Back to Contents

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	SE	New	Lehigh		The	Jackson-	Minne-		All
	Pennsyl.	Jersey	Valley	Virginia	Carolinas	ville	sota	Michigan	Others	Total

January 1, 2001	$819,122	$252,953	$291,242	$303,036	$269,496	$302,523	$236,212	$354,120	$368,709	$3,197,413
Additions	93,719	12,761	32,078	32,500	8,778	13,040	26,451	48,045	27,072	294,444
Dispositions	(2,776)	(131,662)	(2,837)	(6,867)	(78,290)	(16,900)	-	-	(26,269)	(265,601)

December 31, 2001	$910,065	$134,052	$320,483	$328,669	$199,984	$298,663	$262,663	$402,165	$369,512	$3,226,256

Accumulated depreciation										(395,065)
Development in progress										252,789
Land held for development										163,547
Assets held for sale										107,972
Other assets										197,326

Total assets December 31, 2001										$3,552,825

12.	IMPLEMENTATION OF SFAS NO. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"

Discontinued Operations

In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of properties for the year ended December 31, 2002 were $38.4 million. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in 000's):

	DECEMBER 31,

	2002	2001	2000

Revenues	$2,238	$4,253	$2,837
Operating expenses	(435)	(941)	(747)
Interest expense	(446)	(827)	(576)
Depreciation and amortization	(505)	(848)	(565)

Income from operations	$852	$1,637	$949

Sales occurring before December 31, 2001, as well as sales of land and development properties continue to be reflected as a component of income from continuing operations.

Assets Held for Sale

During 2002, the Company sold or contributed its New Jersey industrial portfolio to a joint venture as described in Note 4 - Investments in Unconsolidated Joint Ventures.

The operations of the assets sold are included in income from continuing operations due to the fact that the Company retains an interest sufficient to enable the Company to exert significant influence over the purchasing entity's operating and financial policies. The carrying value of the assets sold is separately presented in the "Assets held for sale" caption in the accompanying balance sheet for the year ended December 31, 2001.

Asset Impairment

In accordance with SFAS No. 144 the Company recognized a $5.3 million impairment loss on three parcels of land. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value of the properties.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
10, 20 Liberty Boulevard	Malvern, PA	$–	$724,058	$–	$5,135,879	$724,846	$5,135,091	$5,859,937	$1,726,282	1985	40 yrs.
420 Lapp Road	Malvern, PA	•	1,054,418	–	6,595,432	1,055,243	6,594,607	7,649,850	2,072,625	1989	40 yrs.
747 Dresher Road	Horsham, PA	–	1,607,238	–	4,117,703	1,607,977	4,116,964	5,724,941	1,376,805	1988	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	•	795,143	–	3,154,787	795,831	3,154,099	3,949,930	1,718,407	1974	40 yrs.
40 Valley Stream Parkway	Malvern, PA	•	322,918	–	2,302,199	325,775	2,299,342	2,625,117	873,675	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	–	323,971	–	2,253,699	323,792	2,253,878	2,577,670	864,426	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	•	465,539	–	5,085,212	466,413	5,084,338	5,550,751	2,038,113	1987	40 yrs.
800 Town Center Drive	Langhorne, PA	–	1,617,150	–	9,569,209	1,619,288	9,567,071	11,186,359	3,784,240	1987	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	•	1,837,050	–	15,005,064	1,837,878	15,004,236	16,842,114	8,907,996	1986	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	•	504,611	–	4,398,115	505,458	4,397,267	4,902,725	2,200,130	1983	40 yrs.
300 Technology Drive	Malvern, PA	–	368,626	–	1,344,816	374,497	1,338,945	1,713,442	528,902	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	–	530,729	–	2,072,978	531,534	2,072,172	2,603,706	963,400	1984	40 yrs.
311 Technology Drive	Malvern, PA	–	397,131	–	2,245,188	397,948	2,244,371	2,642,319	1,010,209	1984	40 yrs.
325 Technology Drive	Malvern, PA	•	376,444	–	1,968,145	385,693	1,958,897	2,344,590	861,855	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	•	176,435	–	4,524,062	177,317	4,523,180	4,700,497	1,992,587	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	–	215,005	–	3,540,296	215,818	3,539,483	3,755,301	1,491,949	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	•	381,544	–	5,247,543	382,361	5,246,726	5,629,087	2,218,446	1983	40 yrs.
508 Lapp Road	Malvern, PA	•	331,392	–	1,863,436	332,216	1,862,612	2,194,828	843,403	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	•	509,075	–	3,013,637	509,899	3,012,813	3,522,712	1,328,569	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	1,891,642	523,530	–	2,917,373	524,230	2,916,673	3,440,903	1,264,433	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	–	128,126	–	385,634	128,783	384,976	513,759	247,293	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	511,317	143,074	–	736,704	143,811	735,967	879,778	276,855	1977	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	•	448,775	–	2,217,393	449,447	2,216,721	2,666,168	1,278,591	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	•	887,664	–	4,857,437	888,359	4,856,742	5,745,101	2,614,383	1978	40 yrs.
256 Great Valley Parkway	Malvern, PA	–	161,098	–	1,785,718	161,949	1,784,867	1,946,816	955,162	1980	40 yrs.
205 Great Valley Parkway	Malvern, PA	•	1,368,259	–	10,293,716	1,369,003	10,292,972	11,661,975	5,191,360	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	–	130,689	–	1,465,548	128,767	1,467,470	1,596,237	632,212	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	–	625,147	–	2,299,762	626,068	2,298,841	2,924,909	1,140,168	1981	40 yrs.
333 Technology Drive	Malvern, PA	•	157,249	–	3,274,922	158,077	3,274,094	3,432,171	1,372,905	1987	40 yrs.
510 Lapp Road	Malvern, PA	•	356,950	–	926,587	357,751	925,786	1,283,537	447,402	1983	40 yrs.
181 Wheeler Court	Langhorne, PA	–	260,000	1,940,000	292,306	263,490	2,228,816	2,492,306	470,894	1979	40 yrs.
1100 Wheeler Way	Langhorne, PA	–	150,000	1,100,000	470,744	151,500	1,569,244	1,720,744	260,150	1979	40 yrs.
60 Morehall Road	Malvern, PA	–	865,424	9,285,000	4,759,002	884,974	14,024,452	14,909,426	3,868,010	1989	40 yrs.
905 Airport Road	West Chester, PA	–	1,715,000	5,185,000	834,893	1,735,012	5,999,881	7,734,893	1,445,573	1988	40 yrs.
1 Country View Road	Malvern, PA	–	400,000	3,600,000	473,511	406,421	4,067,090	4,473,511	842,353	1982	40 yrs.
2151 Cabot Boulevard	Langhorne, PA	–	384,100	3,456,900	242,541	389,990	3,693,551	4,083,541	754,944	1982	40 yrs.
170 South Warner Road	King of Prussia, PA	–	547,800	3,137,400	2,252,217	458,232	5,479,185	5,937,417	2,033,738	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	–	552,200	3,162,600	1,493,780	461,909	4,746,670	5,208,579	1,341,240	1980	40 yrs.
507 Prudential Road	Horsham, PA	•	644,900	5,804,100	6,161,996	652,919	11,958,077	12,610,996	1,626,993	1988	40 yrs.
100 Witmer Road	Horsham, PA	7,861,232	3,102,784	–	11,820,398	3,764,784	11,158,399	14,923,183	1,716,861	1996	40 yrs.
3100 Horizon Drive	King of Prussia, PA	•	601,956	–	2,004,238	611,436	1,994,758	2,606,194	470,664	1995	40 yrs.
3300 Horizon Drive	King of Prussia, PA	•	566,403	–	3,404,308	687,878	3,282,832	3,970,710	586,236	1996	40 yrs.
3500 Horizon Drive	King of Prussia, PA	–	1,204,839	–	2,628,802	1,223,875	2,609,766	3,833,641	434,341	1996	40 yrs.
200 Chesterfield Parkway	Malvern, PA	–	495,893	2,739,093	297,950	544,649	2,988,287	3,532,936	1,592,240	1989	40 yrs.
767 Electronic Drive	Horsham, PA	•	1,229,685	–	2,773,208	1,241,970	2,760,923	4,002,893	945,387	1996	40 yrs.
132 Welsh Road	Horsham, PA	–	1,333,642	–	3,857,925	1,408,041	3,783,525	5,191,566	678,002	1998	40 yrs.
5 Country View Road	Malvern, PA	•	785,168	4,678,632	628,398	786,235	5,305,963	6,092,198	995,445	1985	40 yrs.
3200 Horizon Drive	King of Prussia, PA	•	928,637	–	6,376,666	1,210,137	6,095,166	7,305,303	1,023,631	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	•	1,191,449	–	2,310,784	946,703	2,555,530	3,502,233	303,943	1997	40 yrs.
111-195 Witmer Road	Horsham, PA	–	407,005	3,129,058	(90,060)	378,205	3,067,799	3,446,004	536,909	1987	40 yrs.
300 Welsh Road – Building 3	Horsham, PA	–	180,459	1,441,473	207,735	180,459	1,649,208	1,829,667	318,929	1983	40 yrs.
300 Welsh Road – Building 4	Horsham, PA	–	282,493	2,256,508	1,075,065	282,493	3,331,572	3,614,065	688,936	1983	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	–	2,474,031	–	43,599,432	125,567	45,947,896	46,073,463	6,398,272	1997	40 yrs.
440 East Swedesford Road	King of Prussia, PA	–	717,001	4,816,121	2,331,268	717,001	7,147,390	7,864,391	1,783,605	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	–	705,317	4,737,487	676,147	705,317	5,413,634	6,118,951	1,096,774	1988	40 yrs.
50 Morehall Road	Malvern, PA	–	849,576	–	13,043,717	1,337,076	12,556,217	13,893,293	2,497,258	1997	40 yrs.
2 Walnut Grove Drive	Horsham, PA	–	1,281,870	7,767,374	903,917	1,265,363	8,687,798	9,953,161	1,682,931	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	–	1,065,951	–	9,251,478	1,939,712	8,377,717	10,317,429	609,375	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	–	638,513	5,811,323	822,792	638,513	6,634,115	7,272,628	1,204,045	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	–	629,944	5,733,228	1,065,929	629,944	6,799,157	7,429,101	1,078,964	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	–	629,944	5,733,234	816,142	629,944	6,549,376	7,179,320	889,616	1990	40 yrs.
151 South Warner Road	King of Prussia, PA	–	1,218,086	6,937,866	366,758	1,186,972	7,335,738	8,522,710	1,085,417	1980	40 yrs.
1 Walnut Grove Drive	Horsham, PA	–	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	1,486,908	1986	40 yrs.
3604 Horizon Drive	King of Prussia, PA	–	397,178	–	1,570,644	350,874	1,616,948	1,967,822	547,545	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	1,493,526	789,409	–	1,940,816	815,855	1,914,370	2,730,225	443,045	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	–	952,911	6,722,830	8,332,617	952,911	15,055,447	16,008,358	3,394,366	1971	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
680 Swedesford Road	King of Prussia, PA	–	952,361	6,722,830	8,322,376	952,361	15,045,206	15,997,567	3,377,988	1971	40 yrs.
761 Fifth Avenue	King of Prussia, PA	–	256,463	2,061,468	570,075	256,463	2,631,544	2,888,007	409,113	1977	40 yrs.
771 Fifth Avenue	King of Prussia, PA	–	152,456	1,256,908	261,681	152,456	1,518,589	1,671,045	243,323	1977	40 yrs.
1 Great Valley Parkway	Malvern, PA	5,152,104	419,460	3,792,570	328,699	419,460	4,121,269	4,540,729	638,202	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	–	684,200	6,181,661	484,479	684,200	6,666,140	7,350,340	984,982	1983	40 yrs.
311 Sinclair Road	Bristol, PA	–	277,901	1,576,906	242,370	277,901	1,819,276	2,097,177	199,141	1997	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	–	1,436,814	–	16,047,698	1,646,984	15,837,528	17,484,512	2,609,294	1998	40 yrs.
3 Country View Road	Malvern, PA	–	814,278	–	4,946,433	1,128,881	4,631,831	5,760,712	520,982	1998	40 yrs.
425 Technology Drive	Malvern, PA	–	191,114	–	1,840,489	321,473	1,710,131	2,031,604	441,063	1998	40 yrs.
375 Technology Drive	Malvern, PA	–	191,114	–	1,958,524	234,922	1,914,715	2,149,637	322,645	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	–	4,380,221	–	15,086,598	4,749,748	14,717,071	19,466,819	2,103,463	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	–	1,320,625	–	6,812,264	1,349,954	6,782,935	8,132,889	1,203,834	1998	40 yrs.
181-187 Gibraltar Road	Horsham, PA	–	360,549	3,259,984	486,061	360,549	3,746,046	4,106,595	596,505	1982	40 yrs.
104 Rock Road	Horsham, PA	–	330,111	2,981,669	123,761	330,111	3,105,430	3,435,541	384,908	1974	40 yrs.
123-135 Rock Road	Horsham, PA	–	292,360	2,411,677	759,336	393,019	3,070,354	3,463,373	593,547	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	–	489,032	4,126,151	388,336	489,032	4,514,487	5,003,519	682,525	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	–	294,673	2,663,722	585,812	294,673	3,249,534	3,544,207	437,336	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	–	270,906	2,448,500	607,738	270,906	3,056,237	3,327,143	463,310	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	•	464,871	3,951,972	108,022	464,871	4,059,993	4,524,864	525,879	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	–	270,282	2,441,276	1,468,013	270,282	3,909,289	4,179,571	506,339	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	•	436,952	3,948,963	352,910	436,952	4,301,873	4,738,825	667,090	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	–	38,729	349,811	9,135	38,729	358,946	397,675	45,430	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	–	651,990	5,888,989	600,969	732,552	6,409,396	7,141,948	809,838	1977	40 yrs.
506 Prudential Road	Horsham, PA	–	208,140	895,470	638,266	208,140	1,533,735	1,741,875	196,655	1973	40 yrs.
113-123 Rock Road	Horsham, PA	–	351,072	3,171,001	244,138	451,731	3,314,480	3,766,211	428,386	1975	40 yrs.
101-111 Rock Road	Horsham, PA	–	350,561	3,166,389	242,783	452,251	3,307,482	3,759,733	485,366	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	–	533,142	4,830,515	280,547	558,142	5,086,062	5,644,204	695,029	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	–	673,041	5,776,369	446,326	673,041	6,222,695	6,895,736	827,555	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	–	239,528	2,163,498	604,706	255,528	2,752,204	3,007,732	484,616	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	–	502,705	4,540,597	510,737	502,705	5,051,334	5,554,039	856,042	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	–	369,475	3,338,761	1,461,162	376,475	4,792,922	5,169,397	836,018	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	–	543,628	4,910,226	2,641,218	583,628	7,511,445	8,095,073	1,159,495	1981	40 yrs.
104 Witmer Road	Horsham, PA	•	1,248,148	–	1,059,074	189,793	2,117,430	2,307,223	354,336	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	–	380,127	3,433,433	1,505,466	380,802	4,938,224	5,319,026	524,207	1983	40 yrs.
3600 Horizon Drive	King of Prussia, PA	–	236,432	1,856,252	17,110	236,432	1,873,362	2,109,794	238,918	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	–	217,734	1,759,489	162,982	217,809	1,922,395	2,140,204	294,700	1989	40 yrs.
3 Franklin Plaza	Philadelphia, PA	–	2,483,144	–	32,150,134	2,514,519	32,118,759	34,633,278	2,769,261	1999	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	–	845,846	6,809,025	447,169	845,846	7,256,194	8,102,040	957,547	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	–	664,899	5,352,410	723,820	664,899	6,076,230	6,741,129	773,194	1988	40 yrs.
2700 Horizon Drive	King of Prussia, PA	–	764,370	–	3,676,065	867,815	3,572,620	4,440,435	583,064	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	–	679,440	–	3,503,074	774,096	3,408,418	4,182,514	479,159	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,662,645	592,886	2,579,338	3,172,224	417,783	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	–	509,580	–	2,683,047	574,152	2,618,475	3,192,627	364,679	1999	40 yrs.
719 Dresher Road	Horsham, PA	•	493,426	2,812,067	197,283	495,112	3,007,664	3,502,776	364,696	1987	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	–	1,110,111	–	9,320,220	1,132,519	9,297,812	10,430,331	1,158,364	1999	40 yrs.
4 Walnut Grove	Horsham, PA	•	2,515,115	–	7,336,893	2,515,115	7,336,893	9,852,008	670,943	1999	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	5,510,000	1,015,851	9,175,555	1,084,632	1,015,851	10,260,187	11,276,038	1,341,000	1985	40 yrs.
3400 Horizon Drive	King of Prussia, PA	–	776,496	3,139,068	973,848	776,496	4,112,915	4,889,411	600,902	1995	40 yrs.
300 Welsh Road	Horsham, PA	–	696,061	3,339,991	29,953	696,061	3,369,944	4,066,005	373,155	1985	40 yrs.
600 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,135,324	2,050,555	8,098,519	10,149,074	1,129,660	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	–	2,013,750	–	8,096,150	2,037,813	8,072,087	10,109,900	1,122,224	1999	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	–	1,645,246	–	29,957,200	4,547,467	27,054,979	31,602,446	255,430	2002	40 yrs.
6 Terry Drive	Newtown, PA	–	622,029	2,228,851	30,494	622,205	2,259,168	2,881,373	238,580	1981	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	–	1,020,000	–	4,628,874	978,402	4,670,472	5,648,874	540,130	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	–	394,036	3,976,221	101,968	397,293	4,074,933	4,472,226	395,405	1980	40 yrs.
700 Dresher Road	Horsham, PA	–	2,551,777	3,020,638	3,091,849	2,565,140	6,099,124	8,664,264	1,064,169	1987	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	–	–	–	15,538,299	2,413,514	13,124,785	15,538,299	1,353,677	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	–	–	–	1,625,497	274,341	1,351,156	1,625,497	140,524	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	–	–	–	3,729,254	649,792	3,079,462	3,729,254	306,223	2000	40 yrs.
1501-1513 Grundy’s Lane	Bristol, PA	–	–	–	3,056,112	559,610	2,496,502	3,056,112	218,791	2000	40 yrs.
11 Great Valley Parkway	Malvern, PA	–	496,297	–	3,243,961	708,331	3,031,927	3,740,258	217,149	2001	40 yrs.
680 Blair Mill Road	Horsham, PA	–	3,527,151	–	12,063,653	4,134,960	11,455,844	15,590,804	530,419	2001	40 yrs.
825 Duportail Road	Wayne, PA	–	5,536,619	16,179,213	502,331	5,539,281	16,678,882	22,218,163	1,168,884	1979	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	–	6,215,667	–	8,052,186	5,223,660	9,044,193	14,267,853	752,977	2001	40 yrs.
2760 Red Lion Road	Philadelphia, PA	–	–	–	46,194,925	3,687,888	42,507,037	46,194,925	1,560,661	2001	40 yrs.
200 Precision Drive	Horsham, PA	–	1,559,884	4,759,640	2,587,924	1,583,060	7,324,388	8,907,448	532,339	1997	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
40 Liberty Boulevard	Malvern, PA	–	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	2,044,230	1989	40 yrs.
425 Privet Road	Horsham, PA	–	3,326,536	6,080	2,671,660	3,303,449	2,700,827	6,004,276	66,865	2001	40 yrs.
1515 Grundy’s Lane	Bristol, PA	–	457,285	–	7,008,223	942,603	6,522,904	7,465,507	127,534	2002	40 yrs.
102 Rock Road	Horsham, PA	–	1,110,209	2,301,302	794,456	1,113,802	3,092,164	4,205,966	125,848	1985	40 yrs.
14 Lee Boulevard	Malvern, PA	•	664,282	–	5,880,671	643,892	5,901,061	6,544,953	1,850,116	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	•	472,364	–	3,209,019	473,139	3,208,244	3,681,383	1,137,295	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	•	937,212	–	4,888,499	937,942	4,887,768	5,825,710	1,759,361	1988	40 yrs.
8 Stow Road	Marlton, NJ	–	172,600	1,704,436	135,764	172,945	1,839,855	2,012,800	459,788	1988	40 yrs.
10 Stow Road	Marlton, NJ	–	147,000	1,451,536	497,987	147,318	1,949,206	2,096,524	511,548	1988	40 yrs.
12 Stow Road	Marlton, NJ	–	103,300	1,021,036	311,912	103,618	1,332,631	1,436,249	386,114	1988	40 yrs.
14 Stow Road	Marlton, NJ	–	93,100	920,336	307,060	93,418	1,227,079	1,320,497	378,616	1988	40 yrs.
701A Route 73 South	Marlton, NJ	–	264,387	3,772,000	2,739,179	271,743	6,503,823	6,775,566	2,088,302	1987	40 yrs.
701C Route 73 South	Marlton, NJ	–	84,949	1,328,000	340,706	96,161	1,657,494	1,753,655	467,115	1987	40 yrs.
1008 Astoria Boulevard	Cherry Hill, NJ	–	27,120	424,880	441,917	32,698	861,219	893,917	297,979	1973	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	–	500,000	4,500,000	3,717,026	512,018	8,205,009	8,717,027	2,868,836	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	–	310,585	4,394,900	(602,999)	311,950	3,790,536	4,102,486	1,062,746	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	–	361,800	3,285,817	423,122	362,855	3,707,884	4,070,739	762,079	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	–	289,700	2,512,683	540,170	290,545	3,052,008	3,342,553	769,860	1985	40 yrs.
400 Lippincott Drive	Marlton, NJ	–	69,402	–	3,082,612	317,799	2,834,215	3,152,014	308,557	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	–	321,455	1,539,871	828,078	327,554	2,361,850	2,689,404	706,630	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,259,507	1,069,838	6,039,669	7,109,507	1,085,538	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	–	1,069,837	4,780,163	1,539,420	1,069,838	6,319,582	7,389,420	1,201,658	1988	40 yrs.
901 Route 73	Marlton, NJ	–	334,411	2,733,314	614,134	334,411	3,347,448	3,681,859	517,997	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	–	449,400	3,074,850	773,720	450,558	3,847,412	4,297,970	828,600	1988	40 yrs.
404 Lippincott Drive	Marlton, NJ	–	131,896	–	1,650,431	131,896	1,650,431	1,782,327	380,437	1997	40 yrs.
104 Gaither Drive	Mt. Laurel, NJ	–	132,075	1,151,988	240,826	136,446	1,388,443	1,524,889	208,042	1975	40 yrs.
402 Lippincott Drive	Marlton, NJ	–	131,896	–	1,632,728	131,896	1,632,728	1,764,624	305,389	1997	40 yrs.
3000 Lincoln Drive	Mt. Laurel, NJ	–	284,052	2,458,155	1,229,406	284,052	3,687,560	3,971,612	873,807	1983	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	–	234,151	2,022,683	205,457	234,151	2,228,140	2,462,291	364,594	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	–	260,014	2,236,684	275,627	260,014	2,512,312	2,772,326	417,265	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	–	234,814	1,995,098	161,548	234,814	2,156,646	2,391,460	297,688	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	–	286,587	2,474,820	546,718	286,587	3,021,537	3,308,124	467,560	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	–	288,577	2,546,537	947,253	288,577	3,493,789	3,782,366	551,145	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	1,537,959	430,990	3,714,828	682,856	430,990	4,397,684	4,828,674	701,045	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	–	494,334	–	2,993,153	574,983	2,912,504	3,487,487	388,357	1999	40 yrs.
9 Stow Road	Marlton, NJ	–	652,642	1,765,065	468,029	654,779	2,230,958	2,885,737	351,812	1989	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	–	310,831	2,797,744	1,770,937	310,831	4,568,681	4,879,512	1,091,498	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	–	1,057,763	4,191,827	158,445	1,057,763	4,350,272	5,408,035	535,979	1988	40 yrs.
625 Heron Drive	Bridgeport, NJ	–	180,226	908,953	49,751	180,226	958,705	1,138,931	116,132	1980	40 yrs.
510 Heron Drive	Bridgeport, NJ	5,761,148	790,335	7,901,878	373,285	790,335	8,275,163	9,065,498	1,018,701	1990	40 yrs.
602 Heron Drive	Bridgeport, NJ	–	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	266,716	1996	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	–	701,705	3,505,652	1,600,385	701,705	5,106,037	5,807,742	693,219	1986	40 yrs.
1960 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,557	239,255	321,699	1,530,813	1,852,512	244,019	1985	40 yrs.
1970 Cuthbert Boulevard	Cherry Hill, NJ	–	321,699	1,291,558	51,759	321,699	1,343,317	1,665,016	156,796	1985	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	–	356,987	–	3,365,189	470,659	3,251,517	3,722,176	289,689	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	–	144,515	–	2,800,416	144,515	2,800,416	2,944,931	255,014	2001	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	–	214,431	–	2,003,461	215,095	2,002,797	2,217,892	681,248	1993	40 yrs.
6560 Stonegate Drive	Allentown, PA	•	458,281	–	2,402,282	458,945	2,401,618	2,860,563	781,061	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	995,645	540,795	–	3,152,049	541,459	3,151,386	3,692,845	950,554	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	–	707,203	–	2,701,021	707,867	2,700,357	3,408,224	934,549	1990	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	–	434,640	–	3,664,993	435,303	3,664,330	4,099,633	1,075,463	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	1,269,806	360,027	–	3,401,157	560,691	3,200,493	3,761,184	1,024,940	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	–	531,268	–	4,543,540	532,047	4,542,761	5,074,808	1,741,804	1988	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	–	196,954	–	3,305,313	197,700	3,304,567	3,502,267	1,012,151	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	–	240,069	–	3,974,280	240,732	3,973,617	4,214,349	1,316,298	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	•	388,328	–	2,660,530	389,081	2,659,777	3,048,858	955,085	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	–	312,209	–	3,476,262	312,873	3,475,598	3,788,471	1,222,035	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	–	211,747	–	2,740,701	212,492	2,739,957	2,952,449	886,393	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	1,588,923	422,042	–	3,653,293	422,730	3,652,606	4,075,336	1,264,256	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	–	143,500	–	2,212,306	144,248	2,211,558	2,355,806	851,899	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	–	138,816	–	1,572,378	139,480	1,571,714	1,711,194	693,367	1985	40 yrs.
764 Roble Road	Allentown, PA	–	141,069	–	819,455	141,746	818,778	960,524	328,269	1985	40 yrs.
3174 Airport Road	Allentown, PA	–	98,986	–	1,155,913	98,986	1,155,913	1,254,899	582,260	1979	40 yrs.
2196 Avenue C	Allentown, PA	–	101,159	–	1,327,626	107,307	1,321,478	1,428,785	572,651	1980	40 yrs.
2202 Hanger Place	Allentown, PA	•	137,439	–	1,309,996	138,127	1,309,308	1,447,435	652,247	1981	40 yrs.
2201 Hanger Place	Allentown, PA	–	128,454	–	1,415,080	129,142	1,414,391	1,543,533	689,752	1987	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
954 Marcon Boulevard	Allentown, PA	–	103,665	–	1,110,937	104,453	1,110,149	1,214,602	443,004	1981	40 yrs.
57 South Commerce Way	Bethlehem, PA	–	390,839	2,701,161	189,647	395,459	2,886,188	3,281,647	619,029	1986	40 yrs.
754 Roble Road	Allentown, PA	–	162,115	1,731,885	175,724	163,735	1,905,989	2,069,724	422,546	1986	40 yrs.
894 Marcon Boulevard	Allentown, PA	–	117,134	1,048,866	183,958	118,304	1,231,654	1,349,958	244,597	1986	40 yrs.
744 Roble Road	Allentown, PA	–	159,771	1,734,229	247,264	161,371	1,979,893	2,141,264	450,637	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	–	118,521	1,435,479	299,138	119,711	1,733,427	1,853,138	377,534	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	–	244,029	–	2,215,172	198,482	2,260,719	2,459,201	443,545	1996	40 yrs.
6520 Stonegate Drive	Allentown, PA	–	453,315	–	1,391,503	484,361	1,360,458	1,844,819	329,500	1996	40 yrs.
7437 Industrial Boulevard	Allentown, PA	–	717,488	5,022,413	1,804,324	726,651	6,817,574	7,544,225	1,611,007	1976	40 yrs.
2041 Avenue C	Allentown, PA	•	213,599	1,095,217	80,109	213,879	1,175,046	1,388,925	234,782	1990	40 yrs.
7339 Industrial Boulevard	Allentown, PA	•	1,187,776	–	5,896,198	1,197,447	5,886,527	7,083,974	1,009,285	1996	40 yrs.
7384 Penn Drive	Allentown, PA	•	651,696	2,286,518	455,889	652,118	2,741,985	3,394,103	599,060	1988	40 yrs.
7144 Daniels Drive	Allentown, PA	–	2,390,217	2,342,761	3,565,895	1,579,169	6,719,704	8,298,873	1,171,815	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	–	1,091,806	3,851,456	334,337	1,093,724	4,183,875	5,277,599	894,256	1990	40 yrs.
939 Marcon Boulevard	Allentown, PA	•	2,220,414	4,524,393	858,451	2,220,548	5,382,710	7,603,258	1,014,560	1980	40 yrs.
100 Brodhead Road	Bethlehem, PA	•	429,416	2,919,588	192,813	429,456	3,112,361	3,541,817	598,925	1990	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	–	670,290	–	3,644,294	545,172	3,769,412	4,314,584	1,105,210	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,412,281	190,728	2,580,553	2,771,281	703,172	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,212,499	188,896	2,382,602	2,571,498	644,139	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	–	359,000	–	2,184,053	188,721	2,354,331	2,543,052	469,799	1998	40 yrs.
400 Nestle Way	Allentown, PA	25,324,283	8,065,500	–	26,461,702	8,184,096	26,343,106	34,527,202	4,258,525	1997	40 yrs.
83 South Commerce Way	Bethlehem, PA	–	143,661	888,128	311,635	212,744	1,130,680	1,343,424	247,678	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	–	236,708	987,949	119,665	237,078	1,107,245	1,344,323	188,080	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	–	253,886	1,062,881	150,009	253,886	1,212,890	1,466,776	212,092	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	–	320,000	–	1,994,875	367,706	1,947,170	2,314,876	326,547	1998	40 yrs.
7248 Industrial Boulevard	Allentown, PA	–	2,670,849	13,307,408	768,522	2,670,673	14,076,105	16,746,778	2,245,118	1988	40 yrs.
95 Highland Avenue	Bethlehem, PA	–	430,593	3,182,080	649,972	430,593	3,832,052	4,262,645	507,666	1985	40 yrs.
236 Brodhead Road	Bethlehem, PA	–	376,962	4,672,683	26,014	376,962	4,698,697	5,075,659	686,889	1994	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	–	475,686	–	7,431,569	804,104	7,103,151	7,907,255	987,271	1999	40 yrs.
6620 Grant Way	Allentown, PA	–	430,824	1,915,923	10,199	430,824	1,926,121	2,356,945	272,468	1989	40 yrs.
700 Nestle Way	Allentown, PA	–	3,473,120	–	16,932,480	4,174,970	16,230,630	20,405,600	1,996,146	1998	40 yrs.
7562 Penn Drive	Allentown, PA	–	269,614	844,069	93,264	269,614	937,333	1,206,947	122,806	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	–	462,964	1,449,009	310,821	463,123	1,759,671	2,222,794	257,958	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	–	489,749	1,658,091	204,392	489,749	1,862,483	2,352,232	236,821	1998	40 yrs.
794 Roble Road	Allentown, PA	–	1,147,541	6,088,041	1,136,853	1,147,541	7,224,894	8,372,435	848,058	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA	•	1,127,805	3,309,132	176,368	1,127,805	3,485,500	4,613,305	407,533	1993	40 yrs.
7132 Daniels Drive	Allentown, PA	–	1,623,326	3,464,626	3,886,296	1,695,610	7,278,638	8,974,248	809,029	1988	40 yrs.
8014 Industrial Boulevard	Allentown, PA	–	4,019,258	–	8,595,717	3,645,117	8,969,858	12,614,975	810,056	1999	40 yrs.
705 Boulder Drive	Allentown, PA	100,000	4,484,096	–	14,852,439	4,486,836	14,849,699	19,336,535	908,104	2001	40 yrs.
651 Boulder Drive	Allentown, PA	–	4,308,646	–	13,175,866	4,308,646	13,175,866	17,484,512	1,142,459	2000	40 yrs.
3773 Corporate Parkway	Center Valley, PA	–	738,108	–	7,460,903	794,403	7,404,608	8,199,011	523,671	2001	40 yrs.
7028 Snowdrift Road	Fogelville, PA	–	520,473	959,279	130,973	524,390	1,086,335	1,610,725	76,374	1982	40 yrs.
74 West Broad Street	Bethlehem, PA	–	1,096,127	–	11,799,734	1,099,079	11,796,782	12,895,861	403,972	2002	40 yrs.
8150 Industrial Boulevard	Allentown, PA	–	2,564,167	–	8,634,657	2,571,466	8,627,358	11,198,824	255,533	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	–	1,025,667	–	5,350,372	1,035,854	5,340,184	6,376,038	57,917	2002	40 yrs.
650 Boulder Drive	Allentown, PA	–	5,208,248	–	19,044,026	5,242,478	19,009,797	24,252,275	121,161	2002	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	–	298,227	–	3,004,296	662,809	2,639,714	3,302,523	40,463	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	–	792,999	–	4,426,491	804,135	4,415,355	5,219,490	13,113	2002	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	–	3,670,256	–	17,590,351	3,752,293	17,508,314	21,260,607	5,495,206	1988	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	–	1,569,237	4,786,887	597,418	1,571,105	5,382,437	6,953,542	1,382,056	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	–	341,663	3,033,309	13,582	341,663	3,046,891	3,388,554	431,891	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	–	218,542	1,940,636	7,254	218,542	1,947,890	2,166,432	276,176	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	–	243,791	2,164,094	157,075	243,791	2,321,169	2,564,960	321,691	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	–	266,684	2,366,901	9,127	266,684	2,376,028	2,642,712	337,183	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	–	299,099	2,654,069	189,194	299,099	2,843,263	3,142,362	437,814	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	–	237,779	2,110,835	27,196	237,779	2,138,031	2,375,810	313,340	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	–	296,262	2,628,933	76,787	296,262	2,705,720	3,001,982	407,015	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	–	290,950	2,577,153	311,153	290,950	2,888,306	3,179,256	387,293	1972	40 yrs.
4606 Richlynn Drive	Belcamp, MD	–	299,600	1,818,861	715,870	299,600	2,534,731	2,834,331	217,397	1985	40 yrs.
8945-8975 Guilford Road	Columbia, MD	–	2,428,795	7,493,740	211,557	2,427,065	7,707,027	10,134,092	878,514	1986	40 yrs.
7317 Parkway Drive	Hanover, MD	–	1,104,359	1,959,671	4,319	1,104,359	1,963,990	3,068,349	200,345	1983	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	–	958,105	–	3,551,962	1,295,000	3,215,068	4,510,068	145,675	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	–	958,105	–	3,607,982	1,295,000	3,271,087	4,566,087	45,140	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	–	958,105	–	3,516,207	1,295,000	3,179,312	4,474,312	69,091	2002	40 yrs.
5950 Symphony Woods Road	Columbia, MD	–	1,462,762	11,310,187	239,357	1,467,623	11,544,684	13,012,307	412,262	1986	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	–	758,951	–	3,244,107	765,952	3,237,106	4,003,058	1,529,598	1984	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
9125,9135,9145 Guilford Road	Columbia, MD	–	900,154	–	5,480,265	920,439	5,459,980	6,380,419	2,639,567	1983	40 yrs.
1751 Bluehills Drive	Roanoke, VA	–	1,063,728	8,500,677	–	1,063,728	8,500,677	9,564,405	1,648,612	1991	40 yrs.
4300 Carolina Avenue	Richmond, VA	–	2,007,717	14,927,608	412,417	2,009,136	15,338,606	17,347,742	2,959,766	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	–	659,456	4,836,010	–	659,456	4,836,010	5,495,466	946,914	1989	40 yrs.
4001 Carolina Avenue	Richmond, VA	–	29,443	215,914	85,165	29,443	301,079	330,522	62,484	1935	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	•	489,941	3,592,900	102,519	489,941	3,695,419	4,185,360	766,688	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	•	644,384	4,025,480	198,673	644,384	4,224,153	4,868,537	874,069	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	•	408,729	2,697,348	49,509	408,729	2,746,857	3,155,586	537,504	1990	40 yrs.
3432 Holland Road	Virginia Beach, VA	–	173,527	790,515	2,462	173,527	792,977	966,504	154,787	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	•	743,898	4,499,807	1,142,223	743,898	5,642,030	6,385,928	572,039	1995	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	•	310,854	2,279,597	160,460	310,854	2,440,057	2,750,911	451,229	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	•	693,203	5,083,493	708,201	693,203	5,791,694	6,484,897	1,163,307	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	–	256,203	2,549,649	1,090,480	256,203	3,640,129	3,896,332	620,164	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	–	223,696	1,640,435	158,978	223,696	1,799,413	2,023,109	337,878	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	•	325,303	2,385,557	746,263	325,303	3,131,820	3,457,123	807,362	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	•	486,166	3,565,211	183,918	486,166	3,749,129	4,235,295	721,162	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	•	474,360	3,478,646	132,550	474,360	3,611,196	4,085,556	709,361	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	•	652,455	4,784,675	397,457	652,455	5,182,132	5,834,587	1,125,708	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	•	404,616	2,967,187	1,012,104	404,616	3,979,291	4,383,907	1,371,666	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	–	454,056	2,729,742	205,215	454,056	2,934,957	3,389,013	574,080	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	•	615,038	4,510,272	147,884	615,038	4,658,156	5,273,194	886,651	1988	40 yrs.
12 S. Third Street	Richmond, VA	–	40,539	184,682	14,061	40,539	198,743	239,282	37,303	1900	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	–	475,262	3,917,234	63,731	475,262	3,980,965	4,456,227	761,374	1995	40 yrs.
2300 East Parham Road	Richmond, VA	–	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	197,976	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	•	705,660	–	4,922,241	720,100	4,907,801	5,627,901	1,065,341	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	–	676,661	–	4,776,321	687,898	4,765,084	5,452,982	678,407	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	•	449,447	3,294,697	203,694	452,263	3,495,575	3,947,838	656,011	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	–	91,476	–	1,635,174	91,599	1,635,050	1,726,649	277,619	1975	40 yrs.
5000 Cox Road	Glen Allen, VA	–	770,214	3,685,248	131,003	771,029	3,815,436	4,586,465	603,368	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	–	443,485	–	2,840,138	483,263	2,800,360	3,283,623	387,220	1999	40 yrs.
510 Eastpark Court	Richmond, VA	–	261,961	2,110,874	301,004	262,210	2,411,629	2,673,839	372,868	1989	40 yrs.
520 Eastpark Court	Richmond, VA	–	486,118	4,083,582	213,908	486,598	4,297,010	4,783,608	657,886	1989	40 yrs.
13001 Kingston Avenue	Richmond, VA	–	376,584	–	2,032,172	376,701	2,032,055	2,408,756	309,596	1998	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	–	694,644	–	5,604,343	700,503	5,598,484	6,298,987	967,243	1998	40 yrs.
4801 Cox Road	Glen Allen, VA	–	1,072,896	–	8,858,737	1,075,620	8,856,012	9,931,632	1,042,246	1998	40 yrs.
600 H P Way	Chester, VA	–	146,126	–	6,221,079	501,752	5,865,453	6,367,205	687,682	1997	40 yrs.
500 H P Way	Chester, VA	–	142,692	–	5,633,079	491,919	5,283,853	5,775,772	551,387	1997	40 yrs.
701 Liberty Way	Richmond, VA	•	171,711	–	5,003,733	1,188,857	3,986,587	5,175,444	439,130	1999	40 yrs.
4198 Cox Road	Glen Allen, VA	–	670,292	3,839,245	584,656	670,292	4,423,901	5,094,193	672,646	1984	40 yrs.
12730 Kingston Avenue	Richmond, VA	–	171,053	–	8,200,764	1,201,072	7,170,745	8,371,817	252,087	2001	40 yrs.
4510 Cox Road	Glen Allen, VA	–	1,010,024	7,151,729	840,609	1,010,044	7,992,318	9,002,362	1,168,573	1990	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	–	953,590	6,142,742	676,005	953,590	6,818,748	7,772,338	877,685	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	•	1,116,693	6,770,480	635,698	1,116,693	7,406,178	8,522,871	997,862	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	•	965,177	6,728,717	522,163	965,177	7,250,880	8,216,057	937,320	1989	40 yrs.
1 Enterprise Parkway	Hampton, VA	–	974,675	5,579,869	573,766	974,675	6,153,635	7,128,310	898,007	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	–	1,097,368	6,760,778	611,866	1,097,368	7,372,643	8,470,011	1,024,365	1990	40 yrs.
530 Eastpark Court	Richmond, VA	–	266,883	–	2,760,724	334,772	2,692,835	3,027,607	562,977	1999	40 yrs.
484 Viking Drive	Virginia Beach, VA	–	891,753	3,607,890	207,664	891,753	3,815,554	4,707,307	492,648	1987	40 yrs.
10430 Lakeridge Parkway	Ashland, VA	–	421,267	3,770,870	62,636	421,267	3,833,505	4,254,772	472,425	1989	40 yrs.
10456 Lakeridge Parkway	Ashland, VA	–	409,261	3,663,754	157,386	409,261	3,821,140	4,230,401	466,556	1991	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	–	364,165	3,264,114	6,679	364,165	3,270,794	3,634,959	395,138	1988	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	–	371,694	2,108,097	47,097	371,694	2,155,194	2,526,888	266,429	1996	40 yrs.
11838 Rock Landing Drive	Newport News, VA	–	673,942	2,111,481	576,039	673,942	2,687,520	3,361,462	366,717	1986	40 yrs.
11844 Rock Landing Drive	Newport News, VA	–	326,774	1,391,561	75,595	326,774	1,467,157	1,793,931	192,445	1989	40 yrs.
11846 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	319,149	299,066	1,738,416	2,037,482	233,240	1989	40 yrs.
11832 Rock Landing Drive	Newport News, VA	–	299,066	1,419,266	5,498,730	748,582	6,468,480	7,217,062	606,495	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	–	1,432,462	–	14,420,839	1,794,162	14,059,139	15,853,301	1,022,487	2000	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	–	700,112	9,592,721	1,103,170	700,564	10,695,439	11,396,003	1,343,978	1989	40 yrs.
801 Liberty Way	Richmond, VA	•	780,000	–	6,231,813	785,059	6,226,755	7,011,814	616,697	1999	40 yrs.
5 Manhattan Square	Hampton, VA	–	207,368	–	1,570,433	212,694	1,565,107	1,777,801	145,905	1999	40 yrs.
100 Westgate Parkway	Richmond, VA	–	1,140,648	101,824	8,284,461	1,456,084	8,070,849	9,526,933	324,743	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	–	926,125	–	5,091,632	955,374	5,062,383	6,017,757	303,925	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	–	1,623,612	–	5,151,073	1,072,797	5,701,889	6,774,686	41,718	2002	40 yrs.
21 Enterprise Parkway	Hampton, VA	270,666	263,668	8,167,118	136,254	265,719	8,301,322	8,567,041	387,231	1999	40 yrs.
1305 Executive Boulevard	Chesapeake, VA		861,020	–	4,699,335	1,129,850	4,430,504	5,560,354	24,875	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	–	1,180,036	–	4,629,615	1,708,050	4,101,602	5,809,652	110,744	2002	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
4523 Green Point Drive	Greensboro, NC	–	234,564	–	2,403,961	235,698	2,402,828	2,638,526	722,377	1988	40 yrs.
4501 Green Point Drive	Greensboro, NC	–	319,289	–	2,360,805	320,450	2,359,644	2,680,094	724,517	1989	40 yrs.
4500 Green Point Drive	Greensboro, NC	–	230,622	–	2,217,425	231,692	2,216,356	2,448,048	699,610	1989	40 yrs.
2427 Penny Road	High Point, NC	–	1,165,664	–	6,361,037	1,168,074	6,358,626	7,526,700	1,848,823	1990	40 yrs.
4524 Green Point Drive	Greensboro, NC	•	182,810	–	2,215,463	183,888	2,214,385	2,398,273	686,167	1989	40 yrs.
4328, 4336 Federal Drive	Greensboro, NC	5,435,794	521,122	–	7,121,150	825,092	6,817,179	7,642,271	2,159,094	1995	40 yrs.
200 Centreport Drive	Greensboro, NC	•	331,400	3,768,600	471,310	332,017	4,239,293	4,571,310	937,915	1986	40 yrs.
4344 Federal Drive	Greensboro, NC	•	484,001	–	2,591,282	173,623	2,901,660	3,075,283	536,592	1996	40 yrs.
202 Centreport Drive	Greensboro, NC	•	549,948	5,360,462	581,785	549,679	5,942,516	6,492,195	1,172,922	1990	40 yrs.
101 Centreport Drive	Greensboro, NC	–	826,237	–	7,743,699	826,237	7,743,699	8,569,936	1,025,465	1998	40 yrs.
4000 Piedmont Parkway	High Point, NC	•	592,885	4,825,615	478,639	597,368	5,299,771	5,897,139	1,051,714	1989	40 yrs.
4380 Federal Drive	Greensboro, NC	–	282,996	–	2,109,455	283,368	2,109,082	2,392,450	480,519	1997	40 yrs.
4388 Federal Drive	Greensboro, NC	–	143,661	–	1,225,137	132,655	1,236,144	1,368,799	267,697	1997	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	–	354,903	–	3,579,738	399,988	3,534,653	3,934,641	475,433	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	–	305,821	–	4,458,196	335,061	4,428,955	4,764,016	458,922	1999	40 yrs.
150 Ridgeview Center Drive	Duncan, SC	–	711,353	8,056,324	883,526	711,353	8,939,850	9,651,203	1,546,710	1984	40 yrs.
1320 Garlington Road	Greenville, SC	–	398,539	1,761,533	51,112	398,539	1,812,646	2,211,185	275,180	1986	40 yrs.
420 Park Avenue	Greenville, SC	•	522,548	2,730,261	572,392	522,548	3,302,654	3,825,202	644,034	1986	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	–	285,882	–	3,041,394	545,627	2,781,649	3,327,276	325,108	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	–	102,372	–	2,362,925	265,991	2,199,306	2,465,297	346,744	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	–	66,731	–	2,147,063	173,889	2,039,905	2,213,794	393,054	1999	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	–	143,699	–	2,200,631	373,502	1,970,828	2,344,330	263,562	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	–	121,329	–	1,762,979	315,614	1,568,694	1,884,308	275,939	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	–	801,902	–	18,159,735	2,042,159	16,919,478	18,961,637	1,873,057	1998	40 yrs.
One Independence Pointe	Greenville, SC	–	780,881	6,199,230	2,847,220	784,617	9,042,714	9,827,331	808,464	1982	40 yrs.
55 Beattie Place	Greenville, SC	–	2,643,105	23,439,801	1,278,171	2,645,238	24,715,838	27,361,076	3,162,339	1986	40 yrs.
75 Beattie Place	Greenville, SC	•	2,406,646	17,400,939	846,163	2,408,577	18,245,172	20,653,749	2,384,681	1987	40 yrs.
7736 McCloud Road	Greensboro, NC	–	591,795	5,895,312	247,287	591,795	6,142,599	6,734,394	798,124	1986	40 yrs.
15 Brendan Way	Greenville, SC	–	614,192	3,012,019	1,093,269	614,192	4,105,288	4,719,480	691,572	1988	40 yrs.
4300 Federal Drive	Greensboro, NC	–	264,038	–	1,626,937	276,038	1,614,937	1,890,975	172,034	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	–	499,500	–	2,763,761	500,980	2,762,281	3,263,261	227,132	2000	40 yrs.
4183 Eagle Hill Drive	High Point, NC	–	122,203	–	3,760,018	526,266	3,355,955	3,882,221	369,204	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	–	100,106	–	3,388,358	431,106	3,057,358	3,488,464	139,750	2001	40 yrs.
4020 Meeting Way	High Point, NC	–	94,232	–	1,682,549	378,101	1,398,680	1,776,781	113,406	2001	40 yrs.
4 Independence Pointe	Greenville, SC	–	–	–	3,043,240	467,438	2,575,803	3,043,241	28,139	2002	40 yrs.
5 Independence Pointe	Greenville, SC	–	–	–	3,286,404	467,438	2,818,966	3,286,404	145,893	2002	40 yrs.
170 Ridgeview Drive	Duncan, SC	–	224,162	109,218	4,907,027	229,443	5,010,964	5,240,407	177,340	2001	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	–	360,494	–	2,784,361	372,494	2,772,361	3,144,855	113,429	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	–	172,320	–	6,103,704	984,672	5,291,352	6,276,024	38,172	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	–	217,943	–	2,917,308	611,166	2,524,084	3,135,250	115,785	2002	40 yrs.
979 Batesville Road	Greenville, SC	–	1,190,555	–	5,597,650	1,190,431	5,597,774	6,788,205	125,620	2002	40 yrs.
5911-5925 Richard Street	Jacksonville, FL	–	275,582	–	508,617	286,344	497,856	784,200	289,350	1977	40 yrs.
8383-8385 Baycenter Road	Jacksonville, FL	–	63,703	–	833,624	65,329	831,998	897,327	394,835	1973	40 yrs.
8775 Baypine Road	Jacksonville, FL	–	906,804	–	3,174,422	913,013	3,168,213	4,081,226	1,069,536	1989	40 yrs.
6255 Lake Gray Boulevard	Jacksonville, FL	–	813,067	–	3,741,583	812,634	3,742,017	4,554,651	1,397,217	1987	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	–	966,552	–	4,281,023	974,959	4,272,616	5,247,575	1,481,729	1987	40 yrs.
1200 River Place Boulevard	Jacksonville, FL	–	1,028,864	–	18,489,141	1,046,629	18,471,376	19,518,005	7,782,860	1985	40 yrs.
8614 Baymeadows Way	Jacksonville, FL	–	290,291	–	1,067,338	295,063	1,062,566	1,357,629	517,354	1986	40 yrs.
5941-5975 Richard Street	Jacksonville, FL	–	583,622	–	1,131,332	586,095	1,128,859	1,714,954	658,814	1978	40 yrs.
7970 Bayberry Road	Jacksonville, FL	–	127,520	–	1,281,580	129,979	1,279,122	1,409,101	848,814	1978	40 yrs.
6000-6030 Bowdendale Avenue	Jacksonville, FL	–	275,475	–	1,703,607	275,475	1,703,607	1,979,082	861,735	1979	40 yrs.
7898 Baymeadows Way	Jacksonville, FL	–	561,802	–	1,951,868	568,005	1,945,665	2,513,670	964,900	1978	40 yrs.
5977-6607 Richard Street	Jacksonville, FL	–	180,033	–	3,249,765	636,901	2,792,897	3,429,798	1,038,721	1980	40 yrs.
7910 & 7948 Baymeadows Way	Jacksonville, FL	–	210,299	–	2,655,355	211,449	2,654,205	2,865,654	1,264,281	1981	40 yrs.
7954 & 7960 Baymeadows Way	Jacksonville, FL	–	291,312	–	2,945,718	292,667	2,944,363	3,237,030	1,325,070	1982	40 yrs.
8787 Baypine Road	Jacksonville, FL	–	2,076,306	–	35,412,918	2,028,593	35,460,631	37,489,224	18,583,381	1990	40 yrs.
7077 Bonneval Road	Jacksonville, FL	–	768,000	5,789,000	1,392,736	774,020	7,175,716	7,949,736	2,207,363	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	–	821,000	5,866,000	2,024,865	827,420	7,884,445	8,711,865	2,499,540	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	•	398,257	–	2,586,397	749,811	2,234,844	2,984,655	534,021	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	•	706,934	–	3,243,046	853,981	3,095,999	3,949,980	852,074	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	–	92,207	429,997	1,259,623	140,426	1,641,401	1,781,827	706,097	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	–	–	–	8,736,480	418,093	8,318,387	8,736,480	1,239,137	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	–	597,181	–	2,326,445	602,633	2,320,994	2,923,627	627,515	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	–	840,996	–	4,167,143	846,461	4,161,678	5,008,139	1,218,333	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	–	574,198	–	3,345,856	780,486	3,139,568	3,920,054	551,263	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	–	614,602	4,267,477	583,252	614,602	4,850,729	5,465,331	897,644	1984	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
7980 Bayberry Road	Jacksonville, FL	–	330,726	1,338,101	17,776	330,726	1,355,877	1,686,603	183,708	1978	40 yrs.
9600 Satellite Boulevard	Orlando, FL	–	252,850	1,297,923	54,059	252,850	1,351,982	1,604,832	192,455	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	–	405,362	1,146,546	113,385	405,362	1,259,931	1,665,293	168,903	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	–	523,512	3,191,790	866,686	538,512	4,043,476	4,581,988	591,028	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	–	574,831	–	2,107,623	587,319	2,095,135	2,682,454	321,506	1999	40 yrs.
8250 & 8256 Exchange Place	Orlando, FL	–	622,413	2,507,842	270,958	622,413	2,778,800	3,401,213	416,009	1985	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	–	998,432	4,055,727	328,425	1,002,704	4,379,880	5,382,584	804,784	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	–	620,719	2,989,746	499,707	624,215	3,485,957	4,110,172	654,878	1987	40 yrs.
4801 Executive Park Court – 100	Jacksonville, FL	•	554,993	2,993,277	636,189	554,542	3,629,917	4,184,459	551,469	1990	40 yrs.
4801 Executive Park Court – 200	Jacksonville, FL	•	370,017	1,995,518	32,275	370,039	2,027,771	2,397,810	257,710	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	•	369,694	3,045,639	188,905	370,039	3,234,198	3,604,237	406,032	1990	40 yrs.
6602 Executive Park Court – 100	Jacksonville, FL	•	388,519	2,095,293	72,884	388,541	2,168,155	2,556,696	315,661	1993	40 yrs.
6602 Executive Park Court – 200	Jacksonville, FL	•	296,014	1,596,347	97,493	296,032	1,693,822	1,989,854	228,299	1993	40 yrs.
6631 Executive Park Court – 100	Jacksonville, FL	•	251,613	1,356,849	190,089	251,627	1,546,924	1,798,551	171,552	1994	40 yrs.
6631 Executive Park Court – 200	Jacksonville, FL	•	406,561	2,195,070	178,903	407,043	2,373,491	2,780,534	328,981	1994	40 yrs.
4815 Executive Park Court – 100	Jacksonville, FL	•	366,317	1,975,393	145,248	366,339	2,120,619	2,486,958	266,838	1995	40 yrs.
4815 Executive Park Court – 200	Jacksonville, FL	•	462,522	2,494,397	357,162	462,549	2,851,532	3,314,081	394,140	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	•	601,278	3,242,491	72,298	601,401	3,314,666	3,916,067	415,325	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	•	555,173	2,693,130	619,976	555,213	3,313,066	3,868,279	472,115	1997	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	–	517,554	2,568,186	318,979	522,991	2,881,728	3,404,719	456,109	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	–	518,043	2,561,938	231,667	518,043	2,793,605	3,311,648	333,574	1962	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	–	551,250	3,128,361	640	551,250	3,129,001	3,680,251	390,925	1992	40 yrs.
1300 Riverplace Boulevard	Jacksonville, FL	–	1,804,258	7,755,572	1,101,109	1,804,258	8,856,682	10,660,940	1,088,202	1980	40 yrs.
4901 Belfort Road	Jacksonville, FL	–	877,964	2,360,742	1,871,846	877,964	4,232,588	5,110,552	1,090,441	1986	40 yrs.
16445 Air Center Boulevard	Houston, TX	–	363,339	2,509,186	422,149	363,339	2,931,335	3,294,674	400,134	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	–	438,853	3,030,396	106,575	438,853	3,136,970	3,575,823	417,714	1997	40 yrs.
2216 Directors Row	Orlando, FL	–	453,918	2,572,202	25,865	453,918	2,598,067	3,051,985	295,980	1998	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	–	6,078,791	12,348,567	327,340	6,083,206	12,671,492	18,754,698	1,449,564	1998	40 yrs.
3701-3727 Vineland Road	Orlando, FL	–	767,929	2,096,504	110,902	767,929	2,207,406	2,975,335	272,149	1985	40 yrs.
4899 Belfort Road	Jacksonville, FL	–	1,299,201	–	7,880,358	1,299,351	7,880,208	9,179,559	744,795	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	–	638,154	–	3,456,982	638,154	3,456,982	4,095,136	313,311	2000	40 yrs.
16580 Air Center Boulevard	Houston, TX	–	289,000	3,559,857	(12,163)	289,000	3,547,695	3,836,695	318,270	1997	40 yrs.
7251 Salisbury Road	Jacksonville, FL	–	–	–	3,626,006	662,559	2,963,447	3,626,006	166,693	2000	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	–	385,964	–	2,359,882	642,427	2,103,419	2,745,846	124,059	2001	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	–	852,644	3,510,889	621,383	853,704	4,131,212	4,984,916	292,555	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	–	1,299,202	–	7,523,115	1,665,915	7,156,402	8,822,317	431,376	2002	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	–	903,701	–	5,541,791	925,671	5,519,821	6,445,492	195,094	2001	40 yrs.
7255 Salisbury Road	Jacksonville, FL	–	392,060	–	2,698,291	680,766	2,409,585	3,090,351	61,043	2002	40 yrs.
1755 Trans Central Drive	Houston, TX	–	293,534	3,036,269	133,314	306,147	3,156,970	3,463,117	191,932	1999	40 yrs.
2416 Lake Orange Drive	Orlando, FL	–	535,964	–	2,740,317	704,800	2,571,481	3,276,281	157,094	2002	40 yrs.
16605 Air Center Boulevard	Houston, TX	–	298,999	–	3,780,642	496,186	3,583,455	4,079,641	151,664	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	–	664,605	–	2,362,814	685,383	2,342,035	3,027,418	165,305	2001	40 yrs.
10739 West Little York Road	Houston, TX	–	797,931	5,950,894	9,775	799,560	5,959,040	6,758,600	38,899	1999	40 yrs.
10735 West Little York Road	Houston, TX	–	1,110,988	6,351,946	218,364	1,135,483	6,545,815	7,681,298	–	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	–	2,290,001	15,297,141	32,193	2,290,002	15,329,334	17,619,336	–	2000	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	–	162,000	1,613,000	223,234	262,416	1,735,818	1,998,234	387,709	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	–	181,923	1,812,496	216,792	181,923	2,029,289	2,211,212	390,463	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	–	503,767	2,787,585	470,425	503,767	3,258,010	3,761,777	665,956	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	–	789,651	4,454,648	1,269,805	789,651	5,724,452	6,514,103	1,007,652	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	–	617,289	3,048,379	101,328	617,289	3,149,707	3,766,996	500,308	1987	40 yrs.
111 Kelsey Lane	Tampa, FL	–	359,540	1,461,850	527,966	359,540	1,989,816	2,349,356	372,512	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	•	1,408,478	5,247,246	405,965	1,408,478	5,653,212	7,061,690	837,771	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	•	1,382,648	2,445,444	(278,637)	1,082,648	2,466,807	3,549,455	349,667	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	•	399,088	2,868,834	153,371	399,088	3,022,204	3,421,292	457,380	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	•	513,263	3,230,239	61,895	513,263	3,292,134	3,805,397	467,758	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	•	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	330,142	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	–	511,463	–	4,455,290	559,527	4,407,226	4,966,753	885,472	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	–	235,893	–	2,087,522	235,894	2,087,521	2,323,415	334,624	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,542,261	506,949	2,392,676	2,899,625	546,659	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	–	357,364	–	2,369,938	506,949	2,220,354	2,727,303	550,247	1999	40 yrs.
8921 Brittany Way	Tampa, FL	–	224,369	1,063,882	858,376	254,493	1,892,134	2,146,627	224,898	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	–	952,860	–	3,457,917	952,860	3,457,917	4,410,777	368,163	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	–	553,335	–	3,226,342	771,501	3,008,176	3,779,677	278,347	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	–	350,406	–	2,247,946	438,061	2,160,292	2,598,353	213,385	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	–	943,169	–	12,427,823	1,560,099	11,810,893	13,370,992	1,003,855	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	–	419,683	–	3,331,719	661,680	3,089,722	3,751,402	443,809	2000	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
4502 Woodland Corporate Boulevard	Tampa, FL	–	–	–	4,005,900	1,071,535	2,934,365	4,005,900	234,483	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	–	209,841	–	1,450,983	364,514	1,296,311	1,660,825	132,097	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	–	498,598	–	3,057,752	556,887	2,999,463	3,556,350	203,743	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	–	–	–	1,341,584	300,000	1,041,584	1,341,584	63,062	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	–	500,391	–	3,752,402	840,314	3,412,480	4,252,794	251,284	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	–	–	–	3,453,055	619,913	2,833,142	3,453,055	30,631	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	–	–	–	2,891,079	716,594	2,174,485	2,891,079	86,142	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	–	–	–	2,753,467	686,594	2,066,873	2,753,467	73,463	2002	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	–	1,430,884	3,043,553	62,371	1,430,937	3,105,871	4,536,808	425,010	1985	40 yrs.
5410 – 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	–	603,776	4,176,238	541,167	625,111	4,696,070	5,321,181	613,888	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	–	7,099	3,046,309	135,922	–	3,189,330	3,189,330	389,099	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	–	7,102	3,047,462	313,916	–	3,368,480	3,368,480	454,631	1989	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	–	972,232	3,892,085	68,646	972,232	3,960,731	4,932,963	506,695	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	98,520	203,247	909,613	1,112,860	106,349	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	50,505	203,247	861,598	1,064,845	105,297	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	–	203,247	811,093	28,338	203,247	839,431	1,042,678	111,869	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	–	1,157,049	4,620,956	187,461	1,157,049	4,808,417	5,965,466	607,291	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	–	392,138	1,565,787	41,308	392,138	1,607,096	1,999,234	206,326	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	–	359,933	1,437,116	52,772	359,933	1,489,888	1,849,821	181,329	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	–	164,413	655,933	24,625	164,413	680,559	844,972	83,147	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	–	310,778	1,238,324	29,671	310,178	1,268,595	1,578,773	153,504	1965	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	–	1,426,251	6,098,952	547,870	1,426,251	6,646,822	8,073,073	851,283	1986	40 yrs.
3400 Lakeside Drive	Miramar, FL	–	2,022,153	11,345,881	925,358	2,022,153	12,271,238	14,293,391	1,533,093	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	–	2,022,152	11,357,143	602,824	2,022,152	11,959,967	13,982,119	1,568,926	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	–	2,960,511	–	17,842,222	2,980,689	17,822,044	20,802,733	1,720,130	2000	40 yrs.
13650 NW 8th Street	Sunrise, FL	–	558,223	2,171,930	76,853	558,251	2,248,755	2,807,006	274,620	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	–	659,797	2,596,275	200,473	659,825	2,796,719	3,456,544	350,248	1991	40 yrs.
777 Yamato Road	Boca Raton, FL	–	4,101,247	16,077,347	4,168,209	4,501,247	19,845,557	24,346,804	2,082,735	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	–	1,065,068	4,481,644	362,136	1,065,068	4,843,780	5,908,848	590,321	1986	40 yrs.
6601-6625 West 78th Street	Bloomington, MN	–	2,263,060	–	38,625,770	2,310,246	38,578,584	40,888,830	4,032,847	1998	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	–	516,920	4,646,342	1,039,987	516,920	5,686,329	6,203,249	876,397	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	–	395,366	3,554,512	412,158	395,366	3,966,670	4,362,036	565,818	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	–	151,238	1,370,140	267,816	151,238	1,637,956	1,789,194	348,078	1985	40 yrs.
9401-9443 Science Center Drive	New Hope, MN	–	431,295	3,888,684	287,670	510,064	4,097,585	4,607,649	625,399	1989	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	–	462,876	4,151,790	148,030	462,876	4,299,820	4,762,696	684,683	1988	40 yrs.
7115-7173 Shady Oak Road	Eden Prairie, MN	–	454,974	4,089,410	520,017	454,974	4,609,427	5,064,401	688,501	1984	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	–	568,706	5,115,177	1,382,873	1,289,215	5,777,540	7,066,755	1,258,150	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	–	195,982	1,762,027	57,888	195,982	1,819,916	2,015,898	258,225	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	–	120,622	1,085,226	82,228	118,300	1,169,776	1,288,076	168,179	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	–	145,198	1,305,700	32,908	142,399	1,341,407	1,483,806	192,492	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	–	110,746	995,868	29,030	108,610	1,027,034	1,135,644	147,592	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	–	275,903	2,481,666	259,683	270,584	2,746,668	3,017,252	396,608	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	–	291,077	2,618,194	178,115	285,464	2,801,922	3,087,386	411,714	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	–	269,618	2,423,318	253,892	264,419	2,682,409	2,946,828	397,208	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	–	343,093	3,085,795	47,532	336,481	3,139,939	3,476,420	447,819	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	–	2,912,391	–	21,450,874	2,938,372	21,424,892	24,363,264	2,917,208	1999	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	–	828,650	7,399,409	1,209,229	829,263	8,608,025	9,437,288	1,321,841	1988	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	–	392,026	3,433,678	654,248	384,235	4,095,717	4,479,952	661,147	1997	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	–	883,895	7,983,345	1,158,920	883,895	9,142,265	10,026,160	1,116,219	1985	40 yrs.
10300 Bren Road	Minnetonka, MN	–	344,614	3,110,477	209,249	344,614	3,319,726	3,664,340	461,358	1981	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	–	198,205	1,793,422	365,149	198,205	2,158,570	2,356,775	305,084	1978	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	–	760,525	3,254,758	25,622	760,525	3,280,379	4,040,904	382,420	1997	40 yrs.
7550 Meridian Circle	Maple Grove, MN	1,974,924	513,250	2,901,906	(78,655)	513,250	2,823,250	3,336,500	331,104	1989	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	4,319,515	1,934,438	10,952,503	461,608	1,934,438	11,414,111	13,348,549	1,322,425	1995	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	–	1,131,017	–	3,377,738	1,131,017	3,377,738	4,508,755	337,781	1998	40 yrs.
4801 West 81st Street	Bloomington, MN	760,079	1,624,701	2,494,368	430,385	1,624,701	2,924,753	4,549,454	361,817	1984	40 yrs.
8100 Cedar Avenue	Bloomington, MN	2,128,068	501,313	3,675,416	158,006	501,313	3,833,422	4,334,735	416,126	1983	40 yrs.
9600 54th Avenue	Plymouth, MN	–	332,317	3,077,820	139,592	332,317	3,217,413	3,549,730	362,939	1998	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	–	2,188,525	3,788,762	16,398	2,188,525	3,805,159	5,993,684	417,996	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	–	1,229,862	4,075,167	9,190	1,230,965	4,083,254	5,314,219	423,449	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	–	1,956,273	–	4,626,783	1,956,273	4,626,783	6,583,056	443,187	1999	40 yrs.
6161 Green Valley Drive	Bloomington, MN	–	740,378	3,311,602	719,459	741,194	4,030,244	4,771,438	335,933	1992	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	–	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	848,384	1996	40 yrs.
8967 Columbine Road	Eden Prairie, MN	–	1,450,000	–	3,382,297	1,450,000	3,382,297	4,832,297	272,088	2000	40 yrs.
14390 Huntington Avenue	Savage, MN	–	1,463,666	6,271,050	142,049	1,464,521	6,412,244	7,876,765	450,161	1988	40 yrs.
550-590 Hale Avenue	Oakdale, MN	–	765,535	3,488,754	262,511	766,390	3,750,410	4,516,800	290,025	1996	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
7777 Golden Triangle Drive	Eden Prairie, MN	–	993,101	2,136,862	876,359	993,101	3,013,221	4,006,322	186,164	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	–	1,325,829	–	4,415,237	1,739,966	4,001,100	5,741,066	213,684	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	–	1,011,517	–	8,666,828	3,000,000	6,678,346	9,678,346	422,855	2001	40 yrs.
7805 Hudson Road	Woodbury, MN	–	1,279,834	–	9,086,626	1,381,234	8,985,226	10,366,460	202,836	2002	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	–	784,577	–	4,105,182	786,382	4,103,377	4,889,759	355,278	2001	40 yrs.
4600 Nathan Lane	Minneapolis, MN	–	1,063,558	–	6,010,718	1,038,197	6,036,080	7,074,277	158,994	2002	40 yrs.
8995 Columbine Road	Eden Prairie, MN	–	1,087,594	–	3,480,053	2,055,296	2,512,352	4,567,648	110,434	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	–	2,052,018	3,849,649	3,188,716	2,060,644	7,029,738	9,090,382	743,934	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	310,260	1,264,758	2,669,510	3,934,268	27,771	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	–	1,263,226	2,360,782	906,472	1,264,758	3,265,721	4,530,479	34,408	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	–	2,175,209	3,948,085	137,735	2,175,210	4,085,819	6,261,029	–	1986	40 yrs.
26911-26957 Northwestern Highway	Southfield, MI	–	7,799,515	66,268,817	6,648,304	7,799,515	72,917,121	80,716,636	10,276,549	1985	40 yrs.
1650 Research Drive	Troy, MI	–	763,067	7,201,677	91,086	763,067	7,292,763	8,055,830	1,000,902	1985	40 yrs.
1775 Research Drive	Troy, MI	–	331,422	2,788,073	50,080	331,422	2,838,153	3,169,575	396,340	1985	40 yrs.
1875 Research Drive	Troy, MI	–	329,863	2,774,006	121,374	329,863	2,895,380	3,225,243	421,153	1986	40 yrs.
1850 Research Drive	Troy, MI	–	781,054	7,364,300	213,249	781,054	7,577,549	8,358,603	1,123,376	1986	40 yrs.
1965 Research Drive	Troy, MI	–	419,090	3,578,928	179,158	419,090	3,758,086	4,177,176	551,247	1987	40 yrs.
1960 Research Drive	Troy, MI	–	419,146	3,579,166	348,991	419,146	3,928,157	4,347,303	510,934	1987	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	–	456,877	4,091,196	309,820	456,877	4,401,016	4,857,893	657,478	1983	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	–	382,754	3,425,227	291,630	382,754	3,716,857	4,099,611	543,966	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	–	452,860	4,055,512	233,895	452,860	4,289,407	4,742,267	587,953	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	–	203,064	1,802,592	170,856	203,064	1,973,448	2,176,512	296,311	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	–	171,518	1,518,192	108,456	171,518	1,626,648	1,798,166	235,668	1985	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	–	370,378	3,311,366	190,683	370,378	3,502,049	3,872,427	503,337	1985	40 yrs.
1101 Allen Drive	Troy, MI	–	98,144	887,935	22,883	98,148	910,814	1,008,962	118,926	1974	40 yrs.
1151 Allen Drive	Troy, MI	–	164,483	1,486,220	209,271	164,486	1,695,487	1,859,973	276,955	1974	40 yrs.
1300 Rankin Street	Troy, MI	–	134,090	1,212,752	371,530	134,094	1,584,278	1,718,372	265,377	1979	40 yrs.
1350 Rankin Street	Troy, MI	–	111,776	1,011,497	64,521	111,779	1,076,015	1,187,794	156,366	1979	40 yrs.
1376-1400 Rankin Street	Troy, MI	–	134,292	1,213,626	126,936	134,296	1,340,559	1,474,855	193,074	1979	40 yrs.
1352-1374 Rankin Street	Troy, MI	–	153,275	1,385,098	163,475	153,279	1,548,570	1,701,849	216,823	1979	40 yrs.
1324-1346 Rankin Street	Troy, MI	–	134,090	1,212,214	15,465	134,094	1,227,675	1,361,769	170,142	1979	40 yrs.
1301-1307 Rankin Street	Troy, MI	–	111,776	1,011,121	112,156	111,779	1,123,274	1,235,053	153,174	1978	40 yrs.
1409 Allen Drive	Troy, MI	–	142,370	1,286,048	261,754	142,374	1,547,799	1,690,173	231,951	1978	40 yrs.
1304 East Maple Road	Troy, MI	–	211,233	1,906,786	309,224	211,236	2,216,007	2,427,243	285,674	1971	40 yrs.
1334 Maplelawn Road	Troy, MI	–	124,296	1,122,802	17,977	124,300	1,140,775	1,265,075	156,128	1983	40 yrs.
1290 Maplelawn Road	Troy, MI	–	85,321	771,621	61,018	85,325	832,635	917,960	108,214	1984	40 yrs.
1070 Maplelawn Road	Troy, MI	–	68,560	620,595	101,018	68,563	721,610	790,173	91,018	1982	40 yrs.
950 Maplelawn Road	Troy, MI	–	252,429	2,265,259	26,448	252,433	2,291,703	2,544,136	300,838	1982	40 yrs.
894 Maplelawn Road	Troy, MI	–	181,749	1,632,243	19,497	181,753	1,651,736	1,833,489	216,847	1986	40 yrs.
1179 Maplelawn Road	Troy, MI	–	87,845	794,365	73,849	87,849	868,210	956,059	116,862	1984	40 yrs.
1940 Norwood Drive	Troy, MI	–	86,836	785,267	42,787	86,839	828,051	914,890	116,239	1983	40 yrs.
1311-1331 Maplelawn Road	Troy, MI	–	125,407	1,132,810	204,037	125,410	1,336,843	1,462,253	195,913	1986	40 yrs.
2354 Bellingham Street	Troy, MI	–	87,340	789,817	19,928	87,344	809,741	897,085	107,749	1990	40 yrs.
2360 Bellingham Street	Troy, MI	–	87,340	789,817	58,250	87,344	848,063	935,407	109,317	1985	40 yrs.
26442-26450 Haggerty Road	Farmington Hills, MI	–	237,687	2,143,478	27,287	237,691	2,170,761	2,408,452	285,096	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	–	311,093	2,791,804	57,238	311,097	2,849,038	3,160,135	376,923	1986	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	–	173,166	1,562,704	26,633	173,170	1,589,333	1,762,503	208,981	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	–	253,338	2,290,696	15,900	253,341	2,306,593	2,559,934	302,746	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	–	292,717	2,638,688	168,795	292,720	2,807,479	3,100,199	426,617	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	–	175,489	1,583,362	182,019	175,492	1,765,377	1,940,869	249,117	1986	40 yrs.
26842-26850 Haggerty Road	Farmington Hills, MI	–	239,606	2,160,470	194,143	239,609	2,354,610	2,594,219	365,750	1988	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	–	455,846	–	2,523,129	537,693	2,441,282	2,978,975	361,004	1999	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	–	368,083	–	2,584,868	535,179	2,417,771	2,952,950	323,990	2000	40 yrs.
50 West Big Beaver Road	Troy, MI	–	2,159,678	19,481,454	1,119,272	2,159,678	20,600,726	22,760,404	2,609,996	1987	40 yrs.
100 West Big Beaver Road	Troy, MI	–	2,113,006	19,057,355	816,098	2,113,006	19,873,453	21,986,459	2,543,502	1987	40 yrs.
245 Executive Drive	Brookfield, WI	–	577,067	5,197,903	299,476	577,067	5,497,379	6,074,446	657,319	1984	40 yrs.
8301 West Parkland Court	Milwaukee, WI	–	358,442	3,233,707	515,965	358,442	3,749,672	4,108,114	433,021	1982	40 yrs.
32991 Hamilton Court	Farmington Hills, MI	–	1,065,392	3,627,675	947,764	1,065,392	4,575,439	5,640,831	318,002	1989	40 yrs.
7500 West 110th Street	Overland Park, KS	–	2,380,493	9,575,474	208,344	2,380,493	9,783,818	12,164,311	1,175,203	1983	40 yrs.
7800 N. 113th Street	Milwaukee, WI	–	1,711,964	6,847,857	301,653	1,711,964	7,149,510	8,861,474	787,847	1991	40 yrs.
2475-2479 Elliot Avenue	Troy, MI	–	128,808	516,393	15,137	128,808	531,531	660,339	66,458	1984	40 yrs.
32661 Edward Avenue	Madison Heights, MI	–	378,838	2,330,550	4,054	378,838	2,334,604	2,713,442	257,744	1976	40 yrs.
32751 Edward Avenue	Madison Heights, MI	–	151,410	859,462	38,355	151,410	897,817	1,049,227	110,049	1969	40 yrs.
32853 Edward Avenue	Madison Heights, MI	–	138,121	784,426	60,827	138,121	845,253	983,374	111,462	1973	40 yrs.
555 East Mandoline Avenue	Madison Heights, MI	–	140,862	799,993	80,328	140,862	880,321	1,021,183	103,922	1979	40 yrs.
599 East Mandoline Avenue	Madison Heights, MI	–	132,164	646,768	73,022	132,164	719,789	851,953	96,895	1979	40 yrs.

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

OPERATING PROPERTIES
749 East Mandoline Avenue	Madison Heights, MI	–	144,658	708,054	10,611	144,658	718,665	863,323	79,640	1974	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	–	151,458	741,185	2,678	151,458	743,862	895,320	81,928	1969	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	–	157,729	771,872	1,836	157,729	773,708	931,437	85,320	1972	40 yrs.
949 East Mandoline Avenue	Madison Heights, MI	–	137,049	778,338	5,751	137,049	784,089	921,138	88,945	1974	40 yrs.
31601 Research Park Drive	Madison Heights, MI	–	331,179	1,879,812	10,787	331,179	1,890,599	2,221,778	208,381	1985	40 yrs.
31651 Research Park Drive	Madison Heights, MI	–	194,012	1,101,576	1,132	194,012	1,102,708	1,296,720	121,747	1985	40 yrs.
31700 Research Park Drive	Madison Heights, MI	–	373,202	1,824,721	3,575	373,203	1,828,295	2,201,498	201,859	1988	40 yrs.
31701 Research Park Drive	Madison Heights, MI	–	185,845	1,054,681	72,097	185,845	1,126,778	1,312,623	123,008	1985	40 yrs.
31751 Research Park Drive	Madison Heights, MI	–	194,063	1,300,574	1,822	194,063	1,302,396	1,496,459	143,798	1985	40 yrs.
31800 Research Park Drive	Madison Heights, MI	–	217,929	1,601,469	29,193	217,929	1,630,662	1,848,591	179,762	1986	40 yrs.
800 Tech Row	Madison Heights, MI	–	444,977	2,984,811	31,445	444,977	3,016,255	3,461,232	331,552	1986	40 yrs.
900 Tech Row	Madison Heights, MI	–	155,606	883,725	24,370	155,606	908,095	1,063,701	111,785	1986	40 yrs.
1000 Tech Row	Madison Heights, MI	–	357,897	2,628,029	84,900	357,897	2,712,929	3,070,826	297,296	1987	40 yrs.
31771 Sherman Avenue	Madison Heights, MI	–	150,944	645,040	36,889	150,944	681,928	832,872	71,302	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	–	105,606	649,891	7,327	105,606	657,218	762,824	73,934	1983	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	–	207,599	1,179,010	6,618	207,599	1,185,628	1,393,227	130,741	1983	40 yrs.
31831 Sherman Avenue	Madison Heights, MI	–	158,483	900,064	4,810	158,473	904,885	1,063,358	101,858	1984	40 yrs.
31900 Sherman Avenue	Madison Heights, MI	–	269,293	1,754,498	44,705	269,293	1,799,202	2,068,495	213,082	1984	40 yrs.
800 East Whitcomb Avenue	Madison Heights, MI	–	151,704	1,294,687	68,721	151,704	1,363,408	1,515,112	184,267	1987	40 yrs.
950 East Whitcomb Avenue	Madison Heights, MI	–	113,630	2,162,302	9,001	113,630	2,171,303	2,284,933	239,330	1988	40 yrs.
1000 East Whitcomb Avenue	Madison Heights, MI	–	113,512	1,023,613	49,481	113,512	1,073,094	1,186,606	120,001	1980	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	–	302,567	1,213,232	26,687	302,567	1,239,920	1,542,487	141,780	1980	40 yrs.
1210 East Whitcomb Avenue	Madison Heights, MI	–	121,298	329,051	27,093	121,298	356,145	477,443	40,751	1983	40 yrs.
1260 Kempar Avenue	Madison Heights, MI	–	78,720	385,223	26,367	78,720	411,590	490,310	46,273	1981	40 yrs.
1280 Kempar Avenue	Madison Heights, MI	–	142,305	536,474	19,750	142,305	556,224	698,529	62,302	1983	40 yrs.
22515 Heslip Drive	Novi, MI	–	144,477	338,277	54,151	144,477	392,429	536,906	47,564	1975	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	–	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	915,881	1994	40 yrs.
11950 West Lake Park Drive	Milwaukee, WI	–	391,813	2,340,118	252,953	394,938	2,589,946	2,984,884	276,247	1986	40 yrs.
11400 West Lake Park Drive	Milwaukee, WI	–	439,595	2,357,904	153,732	443,101	2,508,129	2,951,230	251,011	1986	40 yrs.
11425 West Lake Park Drive	Milwaukee, WI	–	382,256	2,350,619	1,042,282	385,305	3,389,853	3,775,158	311,889	1987	40 yrs.
11301 West Lake Park Drive	Milwaukee, WI	–	614,477	2,626,456	101,328	619,465	2,722,797	3,342,262	270,368	1987	40 yrs.
11900 West Lake Park Drive	Milwaukee, WI	–	347,853	2,396,887	495,082	350,628	2,889,195	3,239,823	581,719	1987	40 yrs.
38100 Ecorse Road	Romulus, MI	–	955,063	–	9,118,115	853,063	9,220,115	10,073,178	479,931	2000	40 yrs.
16620-16650 West Bluemound Road	Brookfield, WI	–	586,665	4,289,907	253,155	586,665	4,543,062	5,129,727	365,349	1999	40 yrs.
1600-1630 East Big Beaver Road	Troy, MI	–	1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	237,480	1982	40 yrs.
11414 West Park Place	Milwaukee, WI	–	234,443	–	9,585,620	491,531	9,328,532	9,820,063	626,313	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	–	341,698	1,527,548	48,494	341,698	1,576,042	1,917,740	114,407	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	–	534,470	3,239,389	69,540	532,370	3,311,029	3,843,399	240,490	1984	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	–	561,904	1,928,064	61,756	561,904	1,989,820	2,551,724	140,570	1985	40 yrs.
11200 West Plank Court	Wauwatosa, WI	–	330,829	2,288,853	1,077,541	330,829	3,366,394	3,697,223	401,666	1988	40 yrs.
11020 West Plank Court	Wauwatosa, WI	–	464,246	3,230,511	83,640	464,246	3,314,151	3,778,397	211,999	1985	40 yrs.
2600 Bellingham Drive	Troy, MI	–	1,796,869	–	4,113,101	1,938,746	3,971,224	5,909,970	287,204	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	–	1,796,869	–	4,186,565	1,938,746	4,044,688	5,983,434	127,101	2002	40 yrs.
38000 Ecourse Road	Romulus, MI	–	807,660	–	12,706,178	1,053,337	12,460,501	13,513,838	799,057	2001	40 yrs.
10855 West Park Place	Milwaukee, WI	–	122,894	–	2,437,984	424,710	2,136,168	2,560,878	14,603	2002	40 yrs.
15800 West Bluemound Road	Brookfield, WI	–	1,289,204	8,128,035	142,701	1,306,811	8,253,129	9,559,940	105,330	1994	40 yrs.
2 Kings Hill Avenue	West Malling, UK	–	785,565	–	4,294,558	824,105	4,256,018	5,080,123	745,195	1996	40 yrs.
50 Kings Hill Avenue	West Malling, UK	–	1,215,608	–	11,417,596	1,852,214	10,780,990	12,633,204	1,734,793	1996	40 yrs.
10 Kings Hill Avenue	West Malling, UK	–	983,547	–	5,540,412	962,789	5,561,170	6,523,959	779,532	1998	40 yrs.
30 Tower View	West Malling, UK	–	1,657,321	–	12,967,866	2,287,816	12,337,371	14,625,187	1,131,193	1999	40 yrs.
35 Kings Hill Avenue	West Malling, UK	–	812,193	–	2,980,686	795,432	2,997,447	3,792,879	326,021	1999	40 yrs.
39 Kings Hill Avenue	West Malling, UK	–	494,508	–	3,428,850	765,722	3,157,636	3,923,358	331,991	1999	40 yrs.
4 Abbey Wood Road	West Malling, UK	–	–	–	7,816,920	2,095,021	5,721,899	7,816,920	347,493	2001	40 yrs.
18 Kings Hill Avenue	West Malling, UK	–	829,785	–	6,190,614	2,139,987	4,880,412	7,020,399	610,140	1999	40 yrs.
30 Kings Hill Avenue	West Malling, UK	–	–	–	7,526,207	2,045,682	5,480,525	7,526,207	47,381	2002	40 yrs.

Subtotal Operating Real Estate		$73,886,631	$459,587,356	$1,444,812,647	$1,649,084,787	$504,808,063	$3,048,676,738	$3,553,484,801	$485,206,276

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to
						Gross Amount Carried at Close of Period				Date of Construction or Acquisition
			Initial Cost						Accumulated Depreciation		Depreciable life (years)
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002

DEVELOPMENT IN PROGRESS
1500, 1550 Liberty Ridge Drive	Chesterbrook, PA	$—	$8,287,555	$—	$27,926,498	$11,636,499	$24,577,555	$36,214,054	$—	2000	N/A
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,203,164	2,784,694	19,017,522	21,802,216	—	2002	N/A
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	10,026,384	1,766,196	8,989,939	10,756,135	—	2000	N/A
9th & Hamilton Street	Allentown, PA	—	615,624	—	45,377,144	1,162,150	44,830,619	45,992,769	—	2001	N/A
20 Wight Avenue	Hunt Valley, MD	—	1,205,946	—	8,220,751	1,861,025	7,565,672	9,426,697	—	2001	N/A
2304 Taft - Vineland Road	Orlando, FL	—	—	—	3,404,837	619,486	2,785,351	3,404,837	—	2002	N/A
7624 Bald Cypress Place	Tampa, FL	—	—	—	1,246,988	447,498	799,490	1,246,988	—	2001	N/A
8911 Columbine Road	Eden Prairie, MN	—	916,687	—	2,801,128	1,718,407	1,999,407	3,717,814	—	2000	N/A
Uxbridge Town Center	London, UK	17,925,393	—	—	30,817,574	9,343,635	21,473,939	30,817,574	—	2001	N/A

Subtotal Development in Progress		$17,925,393	$14,963,448	$391,167	$148,024,468	$31,339,590	$132,039,494	$163,379,084	$—

Back to Contents

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Costs Capitalized Subsequent to				Accumulated Depreciation	Date of Construction or
						Gross Amount Carried at Close of Period
			Initial Cost								Depreciable life
						Land and	Building and	Total
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2002	12/31/2002	Acquisition	(years)

LAND HELD FOR DEVELOPMENT
Northsight Land	Scottsdale, AZ	$–	$10,245,763	$–	$1,077,279	$11,323,042	$–	$11,323,042	$–	2000	N/A
Peco Lot II (Dresher Rd)	Horsham, PA	–	357,443	–	–	357,443	–	357,443	–	2002	N/A
Quarry Ridge	Malvern, PA	–	8,398,708	–	6,024,314	14,423,022	–	14,423,022	–	2001	N/A
17th & Arch Street	Philadelphia, PA	–	7,847,607	–	12,347,747	19,916,066	279,287	20,195,568	–	2000	N/A
17th & Arch Street	Philadelphia, PA	–	290,475	–	67,870	347,731	10,613	358,344	–	2000	N/A
JFK & Arch Parking Lots	Philadelphia, PA	–	18,992,179	–	(744,642)	18,036,266	211,271	18,247,537	–	2000	N/A
Commodore Business Park	Logan, NJ	–	1,756,748	–	951,542	2,501,040	207,250	2,708,290	–	1995	N/A
Marlton Executive Park	Marlton, NJ	–	550,664	–	434,849	985,513	–	985,513	–	1994	N/A
300 Fellowship Drive Land	Mt. Laurel, NJ	–	1,512,120	–	119,413	1,631,533	–	1,631,533	–	2001	N/A
Lehigh Valley Corporate Center	Bethlehem, PA	–	309,058	–	(42,339)	237,176	29,542	266,718	–	1987	N/A
Lehigh Valley Corporate Center II	Bethlehem, PA	–	3,741,506	–	4,532,656	8,054,912	219,250	8,274,162	–	1998	N/A
650 Boulder Drive Expansion	Upper Macungie Twp, PA	–	2,861,715	–	1,806,360	4,668,074	–	4,668,074	–	2001	N/A
Columbia Crossing Land	Columbia, MD	–	3,865,848	–	2,375,694	6,241,543	–	6,241,543	–	2000	N/A
6250 Old Dobbin Lane	Columbia, MD	–	958,105	–	525,507	1,466,934	16,678	1,483,612	–	2000	N/A
Hunt Valley Land	Hunt Valley, MD	–	2,166,068	–	273,387	2,439,455	–	2,439,455	–	2001	N/A
Rivers Bend Business Park	Chesterfield, VA	–	1,695,415	–	3,508,798	(1,105,559)	6,309,772	5,204,213	–	1995	N/A
Rivers Bent	Chesterfield, VA	–	165,042	–	484,965	650,007	–	650,007	–	1996	N/A
Volvo Center	Hampton Roads, VA	111,200	1,650,423	–	438,452	2,088,876	–	2,088,876	–	2000	N/A
Lakefront II	Hampton Roads, VA	–	132,785	–	39,244	172,029	–	172,029	–	2001	N/A
Eastport – 7	Richmond, VA	–	787,091	–	841,227	1,628,318	–	1,628,318	–	1997	N/A
Eastport – 8	Richmond, VA	–	379,836	–	6,187	386,023	–	386,023	–	1997	N/A
Eastport – 9	Richmond, VA	–	209,856	–	5,096	214,952	–	214,952	–	1997	N/A
Fairgrounds Distribution Center	Richmond, VA	–	100,000	–	(87,019)	12,981	–	12,981	–	1995	N/A
Woodland Center	Sandston, VA	–	928,555	–	769,051	1,697,606	–	1,697,606	–	1996	N/A
Independence Pointe	Greenville, SC	–	1,304,084	–	2,254,399	3,558,483	–	3,558,483	–	1997	N/A
Mendenhall Business Park I	High Point, NC	–	1,910,135	–	5,265,029	7,154,037	21,127	7,175,164	–	1995	N/A
Eagle Hill Business Park Land	Greensboro, NC	–	201,860	–	767,923	949,783	20,000	969,783	–	1999	N/A
Central Green Land	Houston, TX	–	1,095,592	–	593,353	1,688,946	–	1,688,946	–	2001	N/A
Liberty Business Park Land	Jacksonville, FL	–	448,097	–	89,719	537,816	–	537,816	–	1995	N/A
Liberty Business Park Land	Jacksonville, FL	–	468,643	–	356,309	824,952	–	824,952	–	1995	N/A
Liberty Business Park Land	Jacksonville, FL	–	468,643	–	109,850	578,493	–	578,493	–	1998	N/A
Butler Plaza	Jacksonville, FL	–	1,303,792	–	1,653,460	2,957,252	–	2,957,252	–	1998	N/A
Salisbury Road	Jacksonville, FL	–	880,828	–	680,753	1,561,581	–	1,561,581	–	2000	N/A
Southcenter Land	Orlando, FL	–	479,859	–	2,729,878	3,209,737	–	3,209,737	–	1999	N/A
Orlando Corporate Center	Orlando, FL	–	903,701	–	(1,808)	901,893	–	901,893	–	2000	N/A
Silo Bend	Tampa, FL	–	2,759,980	–	1,303,899	4,063,879	–	4,063,879	–	1996	N/A
Woodland Corporate Center	Tampa, FL	–	–	–	31,012	31,012	–	31,012	–	1998	N/A
6119 West Linebaugh Avenue	Tampa, FL	–	175,886	–	22,320	198,205	–	198,205	–	2000	N/A
Pompano Business Park	Pompano Beach, FL	–	407,328	–	22,588	429,916	–	429,916	–	1998	N/A
Pompano Business Park	Pompano Beach, FL	–	509,233	–	52,656	561,889	–	561,889	–	1998	N/A
Boca Colannade	Boca Raton, FL	–	3,649,792	–	1,112,289	4,762,081	–	4,762,081	–	1998	N/A
Lake Smetana Business Park	Eden Prairie, MN	–	4,500,641	–	(52,790)	1,884,760	15,240	1,900,000	–	1998	N/A
8855 Columbine Road	Eden Prairie, MN	–	1,400,925	–	2,520,023	1,599,757	1,416,357	3,016,114	–	2000	N/A
5705 Old Shakopee Road	Bloomington, MN	–	2,113,223	–	35,347	2,148,570	–	2,148,570	–	2001	N/A
Park Place	Milwaukee, WI	–	2,362,904	–	3,543,592	5,891,646	14,850	5,906,496	–	1999	N/A
Romulus Land – Leland	Romulus, MI	–	788,338	–	295,350	1,083,688	–	1,083,688	–	1998	N/A
6505 Cogswell Road	Romulus, MI	–	594,523	–	3,388,072	796,601	3,185,994	3,982,595	–	2000	N/A
Big Beaver Airport	Troy, MI	–	6,604,631	–	640,995	5,434,220	–	5,434,220	–	1999	N/A

Subtotal Land Held for Development		$111,200	$106,081,506	$–	$62,324,213	$151,184,395	$11,957,231	$163,141,626	$–

Total All Properties		$91,923,224	$580,632,310	$1,445,203,814	$1,859,433,468	$687,332,048	$3,192,673,463	$3,880,005,511	$485,206,276

• Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life, and USG Annuity and Life totaling $223.3 million.

Back to Contents

SCHEDULE III

     LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

REAL ESTATE:
Balance at beginning of year	$3,642,592	$3,543,301	$3,254,751
Additions	309,602	377,237	406,429
Disposition of property	(72,189)	(277,946)	(117,879)

Balance at end of year	$3,880,005	$3,642,592	$3,543,301

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$395,065	$334,415	$270,174
Depreciation expense	93,134	88,193	82,223
Disposition of property	(2,993)	(27,543)	(17,982)

Balance at end of year	$485,206	$395,065	$334,415

Back to Contents

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company required to be included in our periodic SEC filings.

Back to Contents

CHANGES IN INTERNAL CONTROLS

There are no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

(A) 1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors - Liberty Property Trust

Financial Statements - Liberty Property Trust

Balance Sheets: Liberty Property Trust Consolidated as of December 31, 2002 and 2001

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements - Liberty Property Trust

Report of Independent Auditors - Liberty Property Limited Partnership

Financial Statements - Liberty Property Limited Partnership

Balance Sheets: Liberty Property Limited Partnership Consolidated as of December 31, 2002 and 2001

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2002, 2001 and 2000

Back to Contents

Notes to Consolidated Financial Statements - Liberty Property Limited Partnership

2.	FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2002 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2002 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBIT NO.	DESCRIPTION

3.1.1	Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on June 25, 1997 (the “June 1997 Form 8-K”)).

3.1.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Establishing and Fixing the Rights and Preferences of a Series of Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on August 8, 1997 (the “August 1997 Form 8-A”)).

3.1.3	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.4	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

Back to Contents

EXHIBIT NO.	DESCRIPTION

3.1.5	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”)).

3.1.6	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”)).

3.1.7	Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.8	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.1 filed with the Second Quarter 1999 Form 10-Q).

3.1.9	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.10	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter 2002 10-Q).

3.1.11*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.2	Amended and Restated By-Laws of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Quarterly Report Form 10-Q for the fiscal quarter ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”)).

4.1	Rights Agreement, dated as of December 17, 1997, by and between the Trust and the Rights Agent (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on December 23, 1997).

Back to Contents

EXHIBIT NO.	DESCRIPTION

4.2	Indenture (the “First Indenture”), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago (“First Chicago”), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.3	First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.4	Senior Indenture (the “Second Indenture”), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.5	First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.6	Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “First Quarter 1998 Form 10-Q”)).

4.7	Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership(Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

Back to Contents

EXHIBIT NO.	DESCRIPTION

4.8	Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.9	Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership. (Incorporated by reference to Exhibit 4.10 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.10	Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.11	Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

4.12	Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

Back to Contents

EXHIBIT NO.	DESCRIPTION

4.13	Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

4.14	Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 4 filed with the Registration Statement on S-8 filed with the Commission on June 7, 2001.)

10.2	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of February 28, 2002. (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2002 Form 10-Q).

10.3	Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.4	Amended and Restated Limited Partnership Agreements of Pre-existing Pennsylvania Partnerships (Incorporated by reference to Exhibit 10.6 filed with the Form S-11).

10.5	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.6	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.7	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.8	Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 3, 1995).

Back to Contents

EXHIBIT NO.	DESCRIPTION

10.9	Credit Agreement, dated as of April 25, 2000, by and among the Operating Partnership, the Trust, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions. (Incorporated by reference to Exhibit 10.1 to the First Quarter 2000 Form 10-Q).

10.10*	Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.11*	Multi-Currency Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.12	Liberty Property Trust – Amended Management Severance Plan. (Incorporated by reference to Exhibit 10.9 filed with Registrants' Annual Report on Form 10-K for the year ended December 31, 2001).

10.13	Liberty Property Trust – Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

12.1*	Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2*	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

99.1*	Certification of the Chief Executive Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Chief Financial Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

EXHIBIT NO.	DESCRIPTION

99.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K

None.

* Filed herewith

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST

Date: March 11, 2003	By: /s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

President and
Chief Executive Officer
/s/ WILLIAM P. HANKOWSKY	(Principal Executive Officer)	March 11, 2003

William P. Hankowsky

Executive Vice President and
Chief Financial Officer
(Principal Financial and
/s/ GEORGE J. ALBURGER, JR.	Accounting Officer)	March 11, 2003

George J. Alburger, Jr.

/s/ WILLARD G. ROUSE, III	Chairman of the Board of Trustees	March 11, 2003

Willard G. Rouse, III

/s/ JOSEPH P. DENNY	Trustee	March 11, 2003

Joseph P. Denny

/s/ M. LEANNE LACHMAN	Trustee	March 11, 2003

M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	March 11, 2003

Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee	March 11, 2003

J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee	March 11, 2003

David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee	March 11, 2003

John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee	March 11, 2003

Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	March 11, 2003

Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	March 11, 2003

Daniel P. Garton

Back to Contents

CERTIFICATION
I, William P. Hankowsky, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Liberty Property Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	By: /s/ WILLIAM P. HANKOWSKY

William P. Hankowsky
President and Chief Executive Officer

Back to Contents

CERTIFICATION
I, George J. Alburger, Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Liberty Property Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	By: /s/ GEORGE J. ALBURGER, JR.

George J. Alburger, Jr.
Chief Financial Officer and
Executive Vice President

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP
	BY:	Liberty Property Trust
General Partner

Date: March 11, 2003	By:	/s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Chairman of the Board of Trustees
/s/ WILLARD G. ROUSE, III	of the General Partner	March 11, 2003

Willard G. Rouse, III

/s/ JOSEPH P. DENNY	Trustee of the General Partner	March 11, 2003

Joseph P. Denny

/s/ M. LEANNE LACHMAN	Trustee of the General Partner	March 11, 2003

M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee of the General Partner	March 11, 2003

Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee of the General Partner	March 11, 2003

J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee of the General Partner	March 11, 2003

David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee of the General Partner	March 11, 2003

John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee of the General Partner	March 11, 2003

Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee of the General Partner	March 11, 2003

Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee of the General Partner	March 11, 2003

Daniel P. Garton

Back to Contents

CERTIFICATION
I, William P. Hankowsky, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Liberty Property Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	By: /s/ WILLIAM P. HANKOWSKY

William P. Hankowsky
President and Chief Executive Officer of
Liberty Property Trust, its sole
general partner

Back to Contents

CERTIFICATION
I, George J. Alburger, Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Liberty Property Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	By:	/s/ GEORGE J. ALBURGER, JR.

George J. Alburger, Jr.
Chief Financial Officer and
Executive Vice President of
Liberty Property Trust, its sole
general partner

Back to Contents

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1.11	Amendment and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

10.10	Credit Agreement, dated as of January 16, 2003 by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.11	Multi-Currency Credit Agreement, dated as of January 16, 2003 by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

12.1	Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

99.1	Certification of the Chief Executive Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of Liberty Property Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.