Form 10-Q
period 2003-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2003-08-11
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

LIBERTY PROPERTY TRUST
LIBERTY PROPERTY LIMITED PARTNERSHIP

(Exact name of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust)	23-7768996
PENNSYLVANIA (Liberty Property Limited Partnership)	23-2766549

(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification Number)

65 Valley Stream Parkway, Suite 100,
Malvern, Pennsylvania	19355

(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code	(610) 648-1700

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days.          Yes  ✓ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ✓  NO

On August 6, 2003, 79,254,820 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2003

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$525,050	$504,808
Buildings and improvements	3,181,224	3,048,676
Less accumulated depreciation	(533,806)	(485,206)

Operating real estate	3,172,468	3,068,278
Development in progress	46,136	163,379
Land held for development	164,303	163,142

Net real estate	3,382,907	3,394,799
Cash and cash equivalents	26,268	11,071
Accounts receivable	11,327	14,349
Deferred financing and leasing costs, net of accumulated amortization (2003, $80,419; 2002, $75,833)	80,813	71,544
Investment in unconsolidated joint ventures	16,793	14,963
Prepaid expenses and other assets	119,022	120,335

Total assets	$3,637,130	$3,627,061

LIABILITIES
Mortgage loans	$310,670	$315,263
Unsecured notes	1,405,000	1,418,924
Credit facility	121,000	132,000
Accounts payable	22,776	24,116
Accrued interest	32,548	32,571
Dividend payable	49,308	48,040
Other liabilities	88,852	96,119

Total liabilities	2,030,154	2,067,033

Minority interest	204,247	208,439

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 78,702,032 (includes 59,100 in treasury) and 76,484,612 (includes 59,100 in treasury) shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	79	76
Additional paid-in capital	1,471,073	1,410,900
Unearned compensation	(4,007)	(1,750)
Distributions in excess of net income	(63,089)	(56,310)
Common shares in treasury, at cost, 59,100 shares as of June 30, 2003 and December 31, 2002	(1,327)	(1,327)

Total shareholders’ equity	1,402,729	1,351,589

Total liabilities and shareholders’ equity	$3,637,130	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended

	June 30, 2003	June 30, 2002

REVENUE
Rental	$109,411	$106,402
Operating expense reimbursement	40,647	39,095
Equity in earnings of unconsolidated joint ventures	473	—
Interest and other	2,260	2,025

Total revenue	152,791	147,522

EXPENSES
Rental property	28,135	27,460
Real estate taxes	15,488	14,546
Interest	31,089	28,287
General and administrative	8,840	5,634
Depreciation and amortization	31,188	27,428

Total expenses	114,740	103,355

Income before property dispositions and minority interest	38,051	44,167
Gain on property dispositions	—	1,760
Minority interest	(4,673)	(5,902)

Income from continuing operations	33,378	40,025
Discontinued operations net of minority interest (including net gain on property dispositions of $11,093 for the quarter ended June 30, 2003 and $4,280 for the quarter ended June 30, 2002)	11,651	4,479

Net income	45,029	44,504
Preferred share distributions	—	2,750

Income available to common shareholders	$45,029	$41,754

Earnings per share
Basic:
Income from continuing operations	$0.43	$0.50
Income from discontinued operations	0.15	0.06

Income per common share – basic	$0.58	$0.56

Diluted:
Income from continuing operations	$0.42	$0.49
Income from discontinued operations	0.15	0.06

Income per common share – diluted	$0.57	$0.55

Distributions per common share	$0.60	$0.59

Weighted average number of common shares outstanding
Basic	78,030	74,622
Diluted	79,282	76,187

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended

	June 30, 2003	June 30, 2002

REVENUE
Rental	$222,068	$211,826
Operating expense reimbursement	84,502	79,097
Equity in earnings of unconsolidated joint ventures	915	—
Interest and other	4,152	3,598

Total revenue	311,637	294,521

EXPENSES
Rental property	60,444	54,913
Real estate taxes	30,224	28,805
Interest	61,506	56,086
General and administrative	15,268	11,604
Depreciation and amortization	59,942	53,602

Total expenses	227,384	205,010

Income before property dispositions and minority interest	84,253	89,511
Gain on property dispositions	598	1,242
Minority interest	(10,268)	(10,528)

Income from continuing operations	74,583	80,225
Discontinued operations net of minority interest (including net gain on property dispositions of $11,256 for the six months ended June 30, 2003 and $5,669 for the six months ended June 30, 2002)	12,033	6,479

Net income	86,616	86,704
Preferred share distributions	—	(5,500)

Income available to common shareholders	$86,616	$81,204

Earnings per share
Basic:
Income from continuing operations	$0.96	$1.00
Income from discontinued operations	0.16	0.09

Income per common share – basic	$1.12	$1.09

Diluted:
Income from continuing operations	$0.95	$0.98
Income from discontinued operations	0.15	0.09

Income per common share – diluted	$1.10	$1.07

Distributions per common share	$1.20	$1.18

Weighted average number of common shares outstanding
Basic	77,425	74,263
Diluted	78,576	75,664

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended

	June 30, 2003	June 30, 2002

OPERATING ACTIVITIES
Net income	$86,616	$86,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,331	54,189
Amortization of deferred financing costs	1,885	1,810
Equity in earnings of unconsolidated joint ventures	(915)	—
Minority interest in net income	10,836	10,865
Gain on property dispositions	(11,854)	(6,911)
Noncash compensation	2,195	1,464
Changes in operating assets and liabilities:
Accounts receivable	3,022	6,684
Prepaid expenses and other assets	572	(15,248)
Accounts payable	(1,340)	1,428
Accrued interest	(23)	(2,135)
Other liabilities	(7,267)	6,831

Net cash provided by operating activities	144,058	145,681

INVESTING ACTIVITIES
Investment in properties	(36,651)	(27,805)
Investment in unconsolidated joint ventures	(1,932)	—
Distributions from unconsolidated joint ventures	2,168	—
Proceeds from disposition of properties/land	41,100	56,470
Investment in development in progress	(24,603)	(88,904)
Investment in land held for development	(6,693)	(18,161)
Increase in deferred leasing costs	(10,609)	(7,791)

Net cash used in investing activities	(37,220)	(86,191)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	55,247	31,884
Proceeds from issuance of preferred units	—	22,979
Proceeds from issuance of unsecured notes	3,683	—
Repayments of unsecured notes	(23,739)	(100,000)
Proceeds from mortgage loans	1,212	5,733
Repayments of mortgage loans	(6,675)	(3,830)
Proceeds from credit facility	237,050	185,100
Repayments on credit facility	(248,050)	(87,100)
(Increase) decrease in deferred financing costs	(2,540)	2
Distributions paid on common shares	(92,095)	(87,248)
Distributions paid on preferred shares	—	(5,500)
Distributions paid on units	(15,734)	(10,158)

Net cash used in financing activities	(91,641)	(48,138)

Increase in cash and cash equivalents	15,197	11,352
Cash and cash equivalents at beginning of year	11,071	19,390

Cash and cash equivalents at end of year	$26,268	$30,742

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$8,851	$2,701
Acquisition of properties	(870)	—
Assumption of mortgage loans	870	—
Issuance of operating partnership units for property acquisition	1,151	—

See accompanying notes.

Liberty Property Trust

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the “Trust”) and its subsidiaries, including Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Share

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2003 and 2002 (in thousands except per share amounts):

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$45,029			$44,504
Less: Preferred share distributions	—			(2,750)

Basic income per common share
Income available to common shareholders	45,029	78,030	$0.58	41,754	74,622	$0.56

Dilutive shares for long-term compensation plans	—	1,252		—	1,565

Diluted income per common share
Income available to common shareholders and assumed conversions	$45,029	79,282	$0.57	$41,754	76,187	$0.55

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$86,616			$86,704
Less: Preferred share distributions	—			(5,500)

Basic income per common share
Income available to common shareholders	86,616	77,425	$1.12	81,204	74,263	$1.09

Dilutive shares for long-term compensation plans	—	1,151		—	1,401

Diluted income per common share
Income available to common shareholders and assumed conversions	$86,616	78,576	$1.10	$81,204	75,664	$1.07

Stock Based Compensation

At June 30, 2003, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No share-based employee compensation cost is reflected in 2002 net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common share on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“the FASB”) Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Income available to common shareholders	$45,029	$41,754	$86,616	$81,204
Add: Share-based employee compensation expense included in reported net income	340	—	349	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(340)	(556)	(840)	(1,018)

Pro forma net income	$45,029	$41,198	$86,125	$80,186

Earnings per share:
Basic - as reported	$0.58	$0.56	$1.12	$1.09
Basic - pro forma	$0.58	$0.55	$1.11	$1.08
Diluted - as reported	$0.57	$0.55	$1.10	$1.07
Diluted - pro forma	$0.57	$0.54	$1.10	$1.06

Note 2: Organization

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% of the common equity of the Operating Partnership at June 30, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

Note 3: Segment Information

The Company reviews the performance of the portfolio on a geographical basis. The following regions are considered the Company’s reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

For the Three Months Ended June 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$43,842	$8,419	$17,014	$12,927	$8,976	$12,263	$13,019	$16,094	$17,504	$150,058
Rental property expenses and real estate taxes	12,385	2,552	4,181	3,482	2,623	3,143	4,856	5,564	4,837	43,623

Property level operating income	$31,457	$5,867	$12,833	$9,445	$6,353	$9,120	$8,163	$10,530	$12,667	106,435

Other income/expenses, net										68,384

Income before property dispositions and minority interest										38,051
Gain on disposition of properties										—
Minority interest										(4,673)
Discontinued operations net of minority interest										11,651

Income available to common shareholders										$45,029

For the Three Months Ended June 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$44,142	$11,231	$14,885	$12,285	$8,416	$11,335	$12,710	$15,777	$14,716	$145,497
Rental property expenses and real estate taxes	12,115	3,482	3,297	3,012	2,452	2,955	4,891	5,291	4,511	42,006

Property level operating income	$32,027	$7,749	$11,588	$9,273	$5,964	$8,380	$7,819	$10,486	$10,205	103,491

Other income/expenses, net										59,324

Income before property dispositions and minority interest										44,167
Gain on dispositions of properties										1,760
Minority interest										(5,902)
Discontinued operations net of minority interest										4,479
Preferred share distributions										(2,750)

Income available to common shareholders										$41,754

For the Six Months Ended June 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$97,111	$17,141	$32,108	$25,568	$17,752	$24,354	$25,555	$32,115	$34,866	$306,570
Rental property expenses and real estate taxes	27,704	5,876	8,571	6,922	5,107	6,427	9,531	10,581	9,949	90,668

Property level operating income	$69,407	$11,265	$23,537	$18,646	$12,645	$17,927	$16,024	$21,534	$24,917	215,902

Other income/expenses, net										131,649

Income before property dispositions and minority interest										84,253
Gain on disposition of properties										598
Minority interest										(10,268)
Discontinued operations net of minority interest										12,033

Income available to common shareholders										$86,616

For the Six Months Ended June 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$88,585	$22,770	$29,521	$24,715	$16,834	$22,674	$25,064	$31,358	$29,402	$290,923
Rental property expenses and real estate taxes	24,791	7,172	6,535	6,164	4,925	5,562	9,421	10,387	8,761	83,718

Property level operating income	$63,794	$15,598	$22,986	$18,551	$11,909	$17,112	$15,643	$20,971	$20,641	207,205

Other income/expenses, net										117,694

Income before property dispositions and minority interest										89,511
Gain on dispositions of properties										1,242
Minority interest										(10,528)
Discontinued operations net of minority interest										6,479
Preferred share distributions										(5,500)

Income available to common shareholders										$81,204

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and six months ended June 30, 2003 were $34.8 million and $38.5 million as compared to $11.0 million and $23.8 million for the same period in 2002. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$1,433	$1,097	$2,390	$2,677
Operating expenses	(125)	(242)	(363)	(513)
Interest expense	(88)	(172)	(293)	(430)
Depreciation and amortization	(114)	(255)	(389)	(587)

Income from operations	$1,106	$428	$1,345	$1,147

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Credit Facility

During the six months ended June 30, 2003, the Company replaced its unsecured revolving credit facility with a new facility which matures in January 2006. Capacity under the facility was reduced from $450 million to $350 million. Based on the Company’s present ratings, borrowings under the facility bear interest at LIBOR plus 70 basis points, reduced from LIBOR plus 105 basis points for the facility prior to its renewal.

Note 6: Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Beginning July 1, 2003, Rouse Kent Limited (“RKL”) will be consolidated into the Company’s financial statements as a result of the adoption of the provisions of FIN No. 46. RKL is a full service real estate development company which, together with its affiliates, owns six properties comprising 210,000 leasable square feet. The Company does not expect its financial position or results of operations to be materially affected by this consolidation.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$525,050	$504,808
Buildings and improvements	3,181,224	3,048,676
Less accumulated depreciation	(533,806)	(485,206)

Operating real estate	3,172,468	3,068,278
Development in progress	46,136	163,379
Land held for development	164,303	163,142

Net real estate	3,382,907	3,394,799
Cash and cash equivalents	26,268	11,071
Accounts receivable	11,327	14,349
Deferred financing and leasing costs, net of accumulated amortization (2003, $80,419; 2002, $75,833)	80,813	71,544
Investment in unconsolidated joint ventures	16,793	14,963
Prepaid expenses and other assets	119,022	120,335

Total assets	$3,637,130	$3,627,061

LIABILITIES
Mortgage loans	$310,670	$315,263
Unsecured notes	1,405,000	1,418,924
Credit facility	121,000	132,000
Accounts payable	22,776	24,116
Accrued interest	32,548	32,571
Distribution payable	49,308	48,040
Other liabilities	88,852	96,119

Total liabilities	2,030,154	2,067,033
Minority interest	2,833	7,054
OWNERS’ EQUITY
General partner’s equity – common units	1,402,729	1,351,589
Limited partners’ equity – preferred units	135,471	135,471
– common units	65,943	65,914

Total owners’ equity	1,604,143	1,552,974

Total liabilities and owners’ equity	$3,637,130	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended

	June 30, 2003	June 30, 2002

REVENUE
Rental	$109,411	$106,402
Operating expense reimbursement	40,647	39,095
Equity in earnings of unconsolidated joint ventures	473	—
Interest and other	2,260	2,025

Total revenue	152,791	147,522

EXPENSES
Rental property	28,135	27,460
Real estate taxes	15,488	14,546
Interest expense	31,089	28,287
General and administrative	8,840	5,634
Depreciation and amortization	31,188	27,428

Total expenses	114,740	103,355

Income before property dispositions and minority interest	38,051	44,167
Gain on property dispositions	—	1,760
Minority interest	—	(1,235)

Income from continuing operations	38,051	44,692
Discontinued operations (including net gain on property dispositions of $11,093 for the quarter ended June 30, 2003 and $4,280 for the quarter ended June 30, 2002)	12,199	4,708

Net income	50,250	49,400
Preferred unit distributions	(3,104)	(5,508)

Income available to common unitholders	$47,146	$43,892

Earnings per unit
Basic:
Income from continuing operations	$0.43	$0.50
Income from discontinued operations	0.15	0.06

Income per common unit – basic	$0.58	$0.56

Diluted:
Income from continuing operations	$0.42	$0.49
Income from discontinued operations	0.15	0.06

Income per common unit – diluted	$0.57	$0.55

Distributions per common unit	$0.60	$0.59

Weighted average number of common units outstanding
Basic	81,695	78,483
Diluted	82,947	80,048

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended

	June 30, 2003	June 30, 2002

REVENUE
Rental	$222,068	$211,826
Operating expense reimbursement	84,502	79,097
Equity in earnings of unconsolidated joint ventures	915	—
Interest and other	4,152	3,598

Total revenue	311,637	294,521

EXPENSES
Rental property	60,444	54,913
Real estate taxes	30,224	28,805
Interest expense	61,506	56,086
General and administrative	15,268	11,604
Depreciation and amortization	59,942	53,602

Total expenses	227,384	205,010

Income before property dispositions and minority interest	84,253	89,511
Gain on property dispositions	598	1,242
Minority interest	(518)	(1,235)

Income from continuing operations	84,333	89,518
Discontinued operations (including net gain on property dispositions of $11,256 for the quarter ended June 30, 2003 and $5,669 for the quarter ended June 30, 2002)	12,601	6,816

Net income	96,934	96,334
Preferred unit distributions	(6,208)	(10,911)

Income available to common unitholders	$90,726	$85,423

Earnings per unit
Basic:
Income from continuing operations	$0.96	$1.00
Income from discontinued operations	0.16	0.09

Income per common unit – basic	$1.12	$1.09

Diluted:
Income from continuing operations	$0.95	$0.98
Income from discontinued operations	0.15	0.09

Income per common unit – diluted	$1.10	$1.07

Distributions per common unit	$1.20	$1.18

Weighted average number of common units outstanding
Basic	81,113	78,153
Diluted	82,264	79,553

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended

	June 30, 2003	June 30, 2002

OPERATING ACTIVITIES
Net income	$96,934	$96,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,331	54,189
Amortization of deferred financing costs	1,885	1,810
Equity in earnings of unconsolidated joint ventures	(915)	—
Minority interest in net income	518	1,235
Gain on property dispositions	(11,854)	(6,911)
Noncash compensation	2,195	1,464
Changes in operating assets and liabilities:
Accounts receivable	3,022	6,684
Prepaid expenses and other assets	572	(15,248)
Accounts payable	(1,340)	1,428
Accrued interest	(23)	(2,135)
Other liabilities	(7,267)	6,831

Net cash provided by operating activities	144,058	145,681

INVESTING ACTIVITIES
Investment in properties	(36,651)	(27,805)
Investment in unconsolidated joint ventures	(1,932)	—
Distributions from unconsolidated joint ventures	2,168	—
Proceeds from disposition of properties/land	41,100	56,470
Investment in development in progress	(24,603)	(88,904)
Increase in land held for development	(6,693)	(18,161)
Increase in deferred leasing costs	(10,609)	(7,791)

Net cash used in investing activities	(37,220)	(86,191)

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes	3,683	—
Repayments of unsecured notes	(23,739)	(100,000)
Proceeds from mortgage loans	1,212	5,733
Repayments of mortgage loans	(6,675)	(3,830)
Proceeds from credit facility	237,050	185,100
Repayments on credit facility	(248,050)	(87,100)
(Increase) decrease in deferred financing costs	(2,540)	2
Capital contributions	55,247	54,863
Distributions to partners	(107,829)	(102,906)

Net cash used in financing activities	(91,641)	(48,138)

Increase in cash and cash equivalents	15,197	11,352
Cash and cash equivalents at beginning of year	11,071	19,390

Cash and cash equivalents at end of year	$26,268	$30,742

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$8,851	$2,701
Acquisition of properties	(870)	—
Assumption of mortgage loans	870	—
Issuance of operating partnership units for property acquisition	1,151	—

See accompanying notes.

Liberty Property Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the “Operating Partnership”) and its direct and indirect subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Unit
The following table sets forth the computation of basic and diluted income per common unit for the three and six months ended June 30, 2003 and 2002 (in thousands except per unit amounts):

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Units	Per Unit	Income	Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$50,250			$49,400
Less: Preferred unit distributions	(3,104)			(5,508)

Basic income per common unit
Income available to common unitholders	47,146	81,695	$0.58	43,892	78,483	$0.56

Dilutive units for long-term compensation plans	—	1,252		—	1,565

Diluted income per common unit
Income available to common unitholders and assumed conversions	$47,146	82,947	$0.57	$43,892	80,048	$0.55

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Units	Per Unit	Income	Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$96,934			$96,334
Less: Preferred unit distributions	(6,208)			(10,911)

Basic income per common unit
Income available to common unitholders	90,726	81,113	$1.12	85,423	78,153	$1.09

Dilutive units for long-term compensation plans	—	1,151		—	1,400

Diluted income per common unit
Income available to common unitholders and assumed conversions	$90,726	82,264	$1.10	$85,423	79,553	$1.07

Note 2: Organization

Liberty Property Trust (the “Trust”), the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries, referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% of the common equity of the Operating Partnership at June 30, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

Note 3: Segment Information

The Company reviews the performance of the portfolio on a geographical basis. The following regions are considered the Company’s reportable segments: Southeastern Pennsylvania; New Jersey; Lehigh Valley, Pennsylvania; Virginia; the Carolinas; Jacksonville, Florida; Minneapolis, Minnesota; Detroit, Michigan; and all others combined (including Maryland; Tampa, Florida; South Florida; and the United Kingdom). The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographical area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.

The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

For the Three Months Ended June 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$43,842	$8,419	$17,014	$12,927	$8,976	$12,263	$13,019	$16,094	$17,504	$150,058
Rental property expenses
and real estate taxes	12,385	2,552	4,181	3,482	2,623	3,143	4,856	5,564	4,837	43,623

Property level operating
income	$31,457	$5,867	$12,833	$9,445	$6,353	$9,120	$8,163	$10,530	$12,667	106,435

Other income/expenses, net										68,384

Income before property disposition and minority interest	38,051
Gain on disposition of properties	—
Minority interest	—
Discontinued operations	12,199
Preferred unit distributions	(3,104)

Income available to common unitholders	$47,146

For the Three Months Ended June 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$44,142	$11,231	$14,885	$12,285	$8,416	$11,335	$12,710	$15,777	$14,716	$145,497
Rental property expenses
and real estate taxes	12,115	3,482	3,297	3,012	2,452	2,955	4,891	5,291	4,511	42,006

Property level operating
income	$32,027	$7,749	$11,588	$9,273	$5,964	$8,380	$7,819	$10,486	$10,205	103,491

Other income/expenses, net										59,324

Income before property dispositions and minority interest	44,167
Gain on disposition of properties	1,760
Minority interest	(1,235)
Discontinued operations	4,708
Preferred unit distributions	(5,508)

Income available to common unitholders	$43,892

For the Six Months Ended June 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$97,111	$17,141	$32,108	$25,568	$17,752	$24,354	$25,555	$32,115	$34,866	$306,570
Rental property expenses
and real estate taxes	27,704	5,876	8,571	6,922	5,107	6,427	9,531	10,581	9,949	90,668

Property level operating
income	$69,407	$11,265	$23,537	$18,646	$12,645	$17,927	$16,024	$21,534	$24,917	215,902

Other income/expenses, net										131,649

Income before property disposition and minority interest	84,253
Gain on disposition of properties	598
Minority interest	(518)
Discontinued operations	12,601
Preferred unit distributions	(6,208)

Income available to common unitholders	$90,726

For the Six Months Ended June 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$88,585	$22,770	$29,521	$24,715	$16,834	$22,674	$25,064	$31,358	$29,402	$290,923
Rental property expenses
and real estate taxes	24,791	7,172	6,535	6,164	4,925	5,562	9,421	10,387	8,761	83,718

Property level operating
income	$63,794	$15,598	$22,986	$18,551	$11,909	$17,112	$15,643	$20,971	$20,641	207,205

Other income/expenses, net										117,694

Income before property dispositions and minority interest	89,511
Gain on disposition of properties	1,242
Minority interest	(1,235)
Discontinued operations	6,816
Preferred unit distributions	(10,911)

Income available to common unitholders	$85,423

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and six months ended June 30, 2003 were $34.8 million and $38.5 million as compared to $11.0 million and $23.8 million for the same period in 2002. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$1,433	$1,097	$2,390	$2,677
Operating expenses	(125)	(242)	(363)	(513)
Interest expense	(88)	(172)	(293)	(430)
Depreciation and amortization	(114)	(255)	(389)	(587)

Income from operations	$1,106	$428	$1,345	$1,147

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Credit Facility

During the six months ended June 30, 2003, the Company replaced its unsecured revolving credit facility with a new facility which matures in January 2006. Capacity under the facility was reduced from $450 million to $350 million. Based on the Company’s present ratings, borrowings under the facility bear interest at LIBOR plus 70 basis points, reduced from LIBOR plus 105 basis points for the facility prior to its renewal.

Note 6: Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Beginning July 1, 2003, Rouse Kent Limited (“RKL”) will be consolidated into the Company’s financial statements as a result of the adoption of the provisions of FIN No. 46. RKL is a full service real estate development company which, together with its affiliates, owns six properties comprising 210,000 leaseable square feet. The Company does not expect its financial position or results of operations to be materially affected by this consolidation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company owns and operates office and industrial real estate. As of June 30, 2003, the Company’s portfolio consisted of 653 industrial and office properties (the “Properties in Operation”) totaling approximately 51.6 million square feet. In addition, the Company had seven properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owned 879 acres of land, substantially all of which is zoned for commercial use.

The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield high returns. The Company also acquires properties that it believes will create long-term value, and disposes of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.

In 2002 and for the six months ended June 30, 2003, the continued general slowdown in the economy negatively affected occupancy rates. Additionally, the imbalance between supply of and demand for rental properties resulted in a decline in market rental rates. Although the Company has realized increases on some renewal and replacement leases, the negative occupancy and rental rate trend has been continuing for several quarters and as a result, property level operating income from the “Same Store” group of properties, exclusive of termination fees, has decreased. Additionally, tenant improvement and lease transaction costs on renewal and replacement leases have increased.

The continued economic slowdown has also limited the Company’s ability to achieve growth in operating income from its development activity. The decline in demand for real estate has reduced the amount of development the Company is undertaking. The size of the development pipeline has continued to decrease as the Company has curtailed its speculative development activity and build-to-suit activity has declined.

As noted above, the Company also seeks to acquire and dispose of Properties in appropriate circumstances. The Company anticipates that it will continue to pursue select acquisition and disposition opportunities during 2003.

The composition of the Company’s Properties in Operation as of June 30, 2003 and 2002 is as follows (in thousands, except dollars and percentages):

	Net Rent				Percent of
	Per Square Foot		Total Square Feet		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,		June 30,

Type	2003	2002	2003	2002	2003	2002	2003	2002

Industrial-Distribution	$4.50	$4.54	20,437	21,325	39.6%	42.2%	93.1%	96.5%
Industrial-Flex	$8.78	$8.81	13,335	13,030	25.8%	25.8%	90.5%	89.6%
Office	$14.21	$14.10	17,836	16,201	34.6%	32.0%	89.5%	89.4%

TOTAL	$8.89	$8.57	51,608	50,556	100.0%	100.0%	91.2%	92.5%

Geographic segment data for the three and six months ended June 30, 2003 and 2002 is included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s 2002 Annual Report on Form 10-K for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts and impairment of real estate. During the three and six months ended June 30, 2003 and 2002, there were no material changes to these policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2003 with the results of operations of the Company for the three and six months ended June 30, 2002. As a result of the varying level of development, acquisition and disposition activities by the Company in 2003 and 2002, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the “Same Store” comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of the Three and Six Months Ended June 30, 2003 to the Three and Six Months Ended June 30, 2002.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $152.8 million for the three months ended June 30, 2003 from $147.5 million for the three months ended June 30, 2002 and increased to $311.6 million for the six months ended June 30, 2003 from $294.5 million for the six months ended June 30, 2002. These increases are primarily due to an increase in lease termination fees and the net increased investment in properties developed or acquired, net of dispositions, during the years 2002 and 2003. The average gross investment in operating real estate owned for the three months ended June 30, 2003 was $3,680.9 million as compared to $3,420.4 million for the three months ended June 30, 2002 and for the six months ended June 30, 2003 was $3,638.4 million as compared to $3,394.4 million for the six months ended June 30, 2002.

The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) increased to 93.2% for the three months ended June 30, 2003 from 93.1% for the three months ended June 30, 2002, and decreased to 93.2% for the six months ended June 30, 2003 from 94.5% for the six months ended June 30, 2002. While there was a modest increase in the recovery percentage for the three month period, the overall trend as seen from the six month percentage is a reduced recovery percentage. This reduction is consistent with a reduction in occupancy.

Rental property and real estate tax expenses increased to $43.6 million for the three months ended June 30, 2003 from $42.0 million for the three months ended June 30, 2002 and increased to $90.7 million for the six months ended June 30, 2003 from $83.7 million for the six months ended June 30, 2002. These increases are due to the increase in the investment in Properties owned during the respective periods and because of the increased snow removal and utility costs relating to 2003’s severe winter.

Property level operating income, exclusive of lease termination fees, for the “Same Store” properties (properties owned since January 1, 2002) decreased by $1.4 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased by $1.3 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, on a cash basis. These decreases of 1.4%, are primarily due to decreases in occupancy.

Property level operating income, exclusive of lease termination fees, for the Same Store properties decreased by $6.2 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, on a straight line basis, and decreased by $5.8 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, on a cash basis. These decreases of 3.2% and 3.0%, respectively, are primarily due to decreases in occupancy. At June 30, 2003, the occupancy of the Same Store portfolio was 92.2% as compared to 93.1% at June 30, 2002.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Straight Line Basis		Cash Basis (1)

	Three Months Ended		Three Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Rental revenue	$97,136	$98,401	$95,169	$96,362
Operating expenses:
Rental property expense	26,070	26,019	26,070	26,019
Real estate taxes	13,748	13,044	13,748	13,044
Operating expense recovery	(37,491)	(36,865)	(37,491)	(36,865)

Unrecovered operating expenses	2,327	2,198	2,327	2,198

Property level operating income	$94,809	$96,203	$92,842	$94,164

	Straight Line Basis		Cash Basis (1)

	Six Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Rental revenue	$194,316	$198,329	$190,332	$193,939
Operating expenses:
Rental property expense	57,022	52,353	57,022	52,353
Real estate taxes	26,963	25,994	26,963	25,994
Operating expense recovery	(78,411)	(74,949)	(78,411)	(74,949)

Unrecovered operating expenses	5,574	3,398	5,574	3,398

Property level operating income	$188,742	$194,931	$184,758	$190,541

(1)  Property level operating income on a cash basis is a non-GAAP measurement. Management generally considers property level operating income on a cash basis a useful financial performance measure of the operating performance of the Same Store portfolio.

General and administrative expenses increased to $8.8 million for the three months ended June 30, 2003 from $5.6 million for the three months ended June 30, 2002 and increased to $15.3 million for the six months ended June 30, 2003 from $11.6 million for the six months ended June 30, 2002. These increases are primarily due to the accelerated vesting of restricted stock and options related to the death of former Chairman Willard G. Rouse III totaling approximately $1.9 million and due to costs related to the Company’s enterprise resource planning initiative totaling approximately $406,000.

Depreciation and amortization expenses increased to $31.2 million for the three months ended June 30, 2003 from $27.4 million for the three months ended June 30, 2002 and increased to $59.9 million for the six months ended June 30, 2003 from $53.6 million for the six months ended June 30, 2002. These increases are due to the increase in the investment in Properties owned during the respective periods.

Interest expense increased to $31.1 million for the three months ended June 30, 2003 from $28.3 million for the three months ended June 30, 2002 and increased to $61.5 million for the six months ended June 30, 2003 from $56.1 million for the six months ended June 30, 2002. These increases are due to the increases in the average debt outstanding for the respective periods, which were $1,868.9 million for the three months ended June 30, 2003 as compared to $1,772.0 million for the three months ended June 30, 2002 and $1,868.0 million for the six months ended June 30, 2003 as compared to $1,765.7 million for the same period in 2002. These increases were partially offset by decreases in the weighted average interest rates for the periods, which were 6.95% for the three months ended June 30, 2003 compared to 7.12% for the three months ended June 30, 2002 and 6.98% for the six months ended June 30, 2003 compared to 7.17% for the same period in 2002. Interest expense also increased because, as noted below, less interest was capitalized during the three and six months ended June 30, 2003 compared to the same period in 2002 due to the decrease in development in progress.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the three months ended June 30, 2003 decreased to $2.4 million from $4.4 million for the three months ended June 30, 2002 and decreased to $5.6 million for the six months ended June 30, 2003 from $9.4 million for the six months ended June 30, 2002. Included in capitalized interest costs are the interest costs relating to the Company’s $60.7 million investment (as of June 30, 2003) in its proposed downtown Philadelphia office tower. Capitalized salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above.

Implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that the operating results for real estate sold after December 31, 2001 should be reflected as discontinued operations. Sales occurring before December 31, 2001, as well as sales of land and development properties, continue to be reflected as a component of income from continuing operations.

There were no properties sold during the three months ended June 30, 2003. For the six months ended June 30, 2003, the Company realized a net gain on property dispositions of $598,000, due to the sale of two parcels of land and additional proceeds from a 2002 property disposition. For the three months ended June 30, 2002, the Company realized a gain on property dispositions of $1.8 million due to the sale of two parcels of land and the sale of a property. For the six months ended June 30, 2002, the Company realized a gain on property dispositions of $1.2 million due to the sale of five parcels of land and the sale of a property. The property sold was developed for sale through the Company’s merchant building program.

In accordance with SFAS No. 144, net income and gain/(loss) on dispositions of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The increase in income from discontinued operations of $7.2 million and $5.6 million, for the three and six months ended June 30, 2003, as compared to the same period in 2002, is primarily due to the larger gain on the disposition of the properties sold in the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

As a result of the foregoing, the Company’s net income increased to $45.0 million for the three months ended June 30, 2003 from $41.8 million for the three months ended June 30, 2002 and net income increased to $86.6 million for the six months ended June 30, 2003 from $81.2 million for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash and cash equivalents of $26.3 million, including $4.3 million in cash held in escrow for the payment of real estate taxes.

Net cash flow provided by operating activities decreased to $144.1 million for the six months ended June 30, 2003 from $145.7 million for the six months ended June 30, 2002. This $1.6 million decrease is primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities decreased to $37.2 million for the six months ended June 30, 2003 from $86.2 million for the six months ended June 30, 2002. This decrease primarily resulted from a decrease in investment in development in progress and land held for development in 2003, which is consistent with the diminished opportunity to develop property due to the general slowdown in the economy. These decreases are partially offset by the reduced level of disposition activity during 2003.

Net cash used in financing activities increased to $91.6 million for the six months ended June 30, 2003 as compared to $48.1 million for the six months ended June 30, 2002. This $43.5 million increase was primarily due to a reduced level of net borrowings under mortgage, unsecured notes obligations and the Company’s credit facility. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities and the decrease in such funding activities for 2003 is consistent with the decrease in the level of the Company’s investment activities as described above.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the year ended December 31, 2002, these activities were funded through a $450 million unsecured credit facility (the “$450 million Credit Facility”), which was replaced in January 2003, with the $350 million Credit Facility. The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires in January 2006.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of June 30, 2003 the Company’s debt to gross assets ratio was 44.0%, and the earnings to fixed charge coverage ratio was 2.8x. Debt to gross assets equals total long-term debt and borrowings under the $350 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

As of June 30, 2003, $310.7 million in mortgage loans and $1,405.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.4%. The interest rates on $1,691.0 million of mortgage loans and unsecured notes are fixed and range up to 8.8%. Interest rates on $24.7 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.2 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $350 million Credit Facility and the related weighted average interest rates as of June 30, 2003 are as follows (in thousands, except percentages):

	Mortgages
						Weighted
	Principal	Principal	Unsecured	Credit		Average
	Amortization	Maturities	Notes	Facility	Total	Interest Rate

2003 (6 months)	$3,861	$970	$50,000	$—	$54,831	6.9%
2004	8,176	34,370	100,000	—	142,546	7.0%
2005	7,099	115,039	—	—	122,138	7.6%
2006	5,010	30,098	100,000	121,000	256,108	4.6%
2007	4,552	—	100,000	—	104,552	7.3%
2008	4,248	29,268	—	—	33,516	7.2%
2009	2,015	42,119	270,000	—	314,134	7.8%
2010	1,348	—	200,000	—	201,348	8.5%
2011	1,098	3,533	250,000	—	254,631	7.3%
2012	192	17,674	235,000	—	252,866	6.5%
2018	—	—	100,000	—	100,000	7.5%

	$37,599	$273,071	$1,405,000	$121,000	$1,836,670	7.0%

The Company anticipates that it will refinance or retire these maturities through its available sources of capital.

General

The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company attempts to outperform in its markets by maintaining higher than market occupancy levels and obtaining higher than market rental rates.

The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2003 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total

	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent

2003 (6 months)	1,068	$4,630	1,209	$9,949	1,121	$14,815	3,398	$29,394
2004	1,991	9,375	2,096	18,012	1,922	28,301	6,009	55,688
2005	2,264	11,649	1,747	15,557	2,924	42,590	6,935	69,796
2006	2,350	10,712	1,895	20,136	1,164	17,247	5,409	48,095
2007	2,441	10,875	1,296	12,573	1,665	25,103	5,402	48,551
2008	2,418	10,598	1,907	18,639	1,943	29,813	6,268	59,050
Thereafter	6,499	37,180	1,916	20,331	5,233	97,347	13,648	154,858

TOTAL	19,031	$95,019	12,066	$115,197	15,972	$255,216	47,069	$465,432

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 732,000 square feet of Properties under Development as of June 30, 2003 are as follows (in thousands, except percentages):

	Square Feet

					Percent
Scheduled	Industrial-	Industrial-			Leased at	Total
In-Service Date	Distribution	Flex	Office	Total	June 30, 2003	Investment

3rd Quarter 2003	134	—	68	202	66.5%	$41,775
1st Quarter 2004	262	75	—	337	100.0%	14,962
3rd Quarter 2004	—	—	31	31	63.6%	4,869
1st Quarter 2005	—	—	88	88	68.6%	9,773
2nd Quarter 2005	—	—	74	74	56.6%	9,461

TOTAL	396	75	261	732	81.1%	$80,840

The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $350 million Credit Facility from time to time.

The Board of Trustees has authorized a share repurchase program under which the Company may purchase up to $100 million of the Company’s Common Shares, preferred shares or convertible debentures. Through June 30, 2003, the Company purchased 59,100 Common Shares and purchased convertible debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and convertible debentures was approximately $21.9 million. The convertible debentures matured in 2001.

The Company has an effective S-3 shelf registration statement on file with the Securities and Exchange Commission (the “Shelf Registration Statement”). As of August 6, 2003, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $688.4 million in equity securities and the Operating Partnership had the capacity to issue up to $324.3 million in debt securities.

Related Party Transactions

Pursuant to agreements, the Company provides management services with respect to RKL (see Note 6 to the Liberty Property Trust and Liberty Property Limited Partnership Financial Statements), which is currently owned by certain affiliates of the Company. For the six months ended June 30, 2003, the fees for these services were $150,000 per quarter. The Company pays a fee to RKL for management services which it provides for the Company’s properties owned in the United Kingdom. For the three and six months ended June 30, 2003, the fees for these services were $104,000 and $223,000. The Company had accounts receivable and loans receivable from RKL and affiliates with balances of $1.2 million and $25.9 million, respectively, as of June 30, 2003. The Company recognized interest income on notes receivable from RKL of $1.1 million and $1.9 million for the three and six months ended June 30, 2003.

Beginning July 1, 2003, RKL will be consolidated into the Company’s financial statements as a result of the adoption of the provisions of FIN No. 46. The Company does not expect its financial position or results of operations to be materially affected by this consolidation.

Investment in Unconsolidated Joint Ventures

In 2002 the Company partnered with the Public Employees’ Retirement Association of Colorado on a $123 million joint venture consisting of the Company’s southern New Jersey industrial portfolio. The Company sold or contributed 28 industrial distribution Properties totaling approximately 3.1 million leaseable square feet and approximately 43 acres of developable land. The Company retained a 25% ownership interest in the venture, and realized proceeds of approximately $109 million from the transaction. The Company will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met. The venture is financed with approximately 60% leverage.

During the three months ended June 30, 2003 the Company contributed to the venture one additional industrial distribution property totaling approximately 374,000 leaseable square feet for a Total Investment, as defined below, of $15.6 million. “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and when appropriate, other development costs and carrying costs.

Calculation of Funds from Operations

Management generally considers Funds from operations (as defined below) a useful financial performance measure of the operating performance of an equity REIT. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Income available to common shareholders	$45,029	$41,754	$86,616	$81,204
Adjustments:
Minority interest less preferred unit distributions	2,117	2,138	4,110	4,219
Depreciation and amortization	30,783	27,286	59,246	53,364
Depreciation and amortization of unconsolidated joint ventures	161	—	327	—
Gain on disposition of properties	(11,093)	(3,536)	(11,271)	(4,407)

Funds from operations	$66,997	$67,642	$139,028	$134,380

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

On June 30, 2003, the Operating Partnership issued 33,682 Units of Limited Partnership Interest (the “Units”). The aggregate sale price of the Units was $1,150,896. The Units were sold to an accredited investor in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as a portion of the purchase price for the acquisition of a property. The Units are convertible on a one-for-one basis into the Common Shares of Beneficial Interest of the Trust (the “Common Shares”). The holders of the Units have certain rights to cause the Trust to register the Common Shares issuable upon conversion of such units pursuant to the terms of a registration rights agreement entered into in connection with this private placement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Shareholders of the Trust, held on May 29, 2003, the following matter was approved by the requisite vote of the shareholders, as follows:

Management’s nominees, William P. Hankowsky, David L. Lingerfelt and John A. Miller, were elected to fill the three available positions as Class III trustees. Voting (expressed in number of shares) was as follows: Mr. Hankowsky: 65,828,075 for and 634,789 abstaining; Mr. Lingerfelt: 65,831,352 for and 631,512 abstaining; and Mr. Miller: 65,462,587 for and 1,000,277 abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as

amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

b.	Reports of Form 8-K

During the quarter ended June 30, 2003 the Registrant filed the following Current Report on Form 8-K:

Current Report on Form 8-K dated April 22, 2003 reporting items 7 and 9 and containing as an Exhibit the Press Release dated April 21, 2003 issued by Liberty Property Trust and Liberty Property Limited Partnership.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 11, 2003

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 11, 2003

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust
      General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky President and Chief Executive Officer	August 11, 2003 Date

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	August 11, 2003 Date

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)