Form 10-Q
period 2003-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2003-11-12
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file numbers:	1-13130 (Liberty Property Trust)
1-13132 (Liberty Property Limited Partnership)

LIBERTY PROPERTY TRUST
LIBERTY PROPERTY LIMITED PARTNERSHIP

(Exact name of registrants as specified in their governing documents)

MARYLAND (Liberty Property Trust) PENNSYLVANIA (Liberty Property Limited Partnership)	23-7768996 23-2766549

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 Valley Stream Parkway, Suite 100, Malvern, Pennsylvania	19355

(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code	(610) 648-1700

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days. Yes ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ NO ☐

On November 6, 2003, 80,121,300 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2003

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$551,989	$504,808
Buildings and improvements	3,295,038	3,048,676
Less accumulated depreciation	(559,918)	(485,206)

Operating real estate	3,287,109	3,068,278

Development in progress	33,241	163,379
Land held for development	165,837	163,142

Net real estate	3,486,187	3,394,799

Cash and cash equivalents	43,750	11,071
Accounts receivable	6,032	14,349
Deferred rent receivable	55,629	48,775
Deferred financing and leasing costs, net of accumulated amortization (2003, $85,002; 2002, $75,833)	82,459	71,544
Investment in unconsolidated joint ventures	17,861	14,963
Prepaid expenses and other assets	63,908	71,560

Total assets	$3,755,826	$3,627,061

LIABILITIES
Mortgage loans	$360,741	$315,263
Unsecured notes	1,405,000	1,418,924
Credit facility	152,000	132,000
Accounts payable	40,800	24,116
Accrued interest	19,889	32,571
Dividend payable	50,326	48,040
Other liabilities	94,419	91,315

Total liabilities	2,123,175	2,062,229

Minority interest	204,694	208,439

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 79,671,693 (includes 59,100 in treasury) and 76,484,612 (includes 59,100 in treasury) shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	80	76
Additional paid-in capital	1,499,155	1,410,900
Accumulated other comprehensive income	6,239	4,804
Unearned compensation	(3,752)	(1,750)
Distributions in excess of net income	(72,438)	(56,310)
Common shares in treasury, at cost, 59,100 shares as of September 30, 2003 and December 31, 2002	(1,327)	(1,327)

Total shareholders’ equity	1,427,957	1,356,393

Total liabilities and shareholders’ equity	$3,755,826	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended

	September 30, 2003	September 30, 2002

		(Restated)
REVENUE
Rental	$114,778	$113,191
Operating expense reimbursement	43,092	40,811
Equity in earnings of unconsolidated joint ventures	440	—
Interest and other	1,486	2,088

Total revenue	159,796	156,090

EXPENSES
Rental property	30,489	27,178
Real estate taxes	16,348	15,779
Interest	31,153	29,147
General and administrative	6,542	5,088
Depreciation and amortization	30,735	27,938

Total expenses	115,267	105,130

Income before property dispositions, income taxes and minority interest	44,529	50,960
Loss on property dispositions	(312)	(5,414)
Income taxes	(526)	(184)
Minority interest	(4,965)	(5,000)

Income from continuing operations	38,726	40,362
Discontinued operations net of minority interest (including net gain on property dispositions of $418 for the quarter ended September 30, 2003 and $528 for the quarter ended September 30, 2002)	383	1,278

Net income	39,109	41,640
Preferred share distributions	—	(1,742)
Excess of preferred share redemption over carrying amount	—	(4,186)

Income available to common shareholders	$39,109	$35,712

Earnings per share
Basic:
Income from continuing operations	$0.49	$0.45
Income from discontinued operations	0.01	0.02

Income per common share — basic	$0.50	$0.47

Diluted:
Income from continuing operations	$0.48	$0.45
Income from discontinued operations	0.01	0.02

Income per common share — diluted	$0.49	$0.47

Distributions per common share	$0.605	$0.60

Weighted average number of common shares outstanding
Basic	78,949	75,451
Diluted	80,317	76,651

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended

	September 30, 2003	September 30, 2002

		(Restated)
REVENUE
Rental	$336,846	$324,929
Operating expense reimbursement	127,594	119,875
Equity in earnings of unconsolidated joint ventures	1,355	—
Interest and other	5,637	5,692

Total revenue	471,432	450,496

EXPENSES
Rental property	90,921	82,077
Real estate taxes	46,560	44,571
Interest	92,587	85,222
General and administrative	20,749	16,414
Depreciation and amortization	90,662	81,512

Total expenses	341,479	309,796

Income before property dispositions, income taxes and minority interest	129,953	140,700
Gain (loss) on property dispositions	292	(4,172)
Income taxes	(1,587)	(462)
Minority interest	(15,235)	(15,530)

Income from continuing operations	113,423	120,536
Discontinued operations net of minority interest (including net gain on property dispositions of $11,668 for the nine months ended September 30, 2003 and $6,197 for the nine months ended September 30, 2002)	12,302	7,808

Net income	125,725	128,344
Preferred share distributions	—	(7,242)
Excess of preferred share redemption over carrying amount	—	(4,186)

Income available to common shareholders	$125,725	$116,916

Earnings per share
Basic:
Income from continuing operations	$1.45	$1.46
Income from discontinued operations	0.16	0.11

Income per common share — basic	$1.61	$1.57

Diluted:
Income from continuing operations	$1.43	$1.44
Income from discontinued operations	0.16	0.10

Income per common share — diluted	$1.59	$1.54

Distributions per common share	$1.805	$1.78

Weighted average number of common shares outstanding
Basic	77,939	74,663
Diluted	79,164	75,972

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended

	September 30, 2003	September 30, 2002

OPERATING ACTIVITIES
Net income	$125,725	$128,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,069	82,393
Amortization of deferred financing costs	3,027	2,881
Equity in earnings of unconsolidated joint ventures	(1,355)	—
Minority interest in net income	15,819	15,928
Gain on property dispositions	(11,960)	(2,025)
Noncash compensation	2,496	1,654
Changes in operating assets and liabilities:
Accounts receivable	8,533	3,170
Deferred rent receivable	(6,854)	(8,096)
Prepaid expenses and other assets	(11,260)	(25,416)
Accounts payable	(3,035)	16,789
Accrued interest	(12,682)	(11,194)
Other liabilities	3,104	12,383

Net cash provided by operating activities	202,627	216,811

INVESTING ACTIVITIES
Investment in properties	(68,324)	(79,797)
Cash paid for business, net of cash acquired	16,627	—
Investment in unconsolidated joint ventures	(3,099)	—
Distributions from unconsolidated joint ventures	2,707	—
Proceeds from disposition of properties/land	42,333	61,843
Investment in development in progress	(43,422)	(133,706)
Investment in land held for development	(11,829)	(24,405)
Increase in deferred leasing costs	(16,987)	(16,129)

Net cash used in investing activities	(81,994)	(192,194)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	83,701	51,985
Proceeds from issuance of preferred units	—	22,954
Proceeds from issuance of unsecured notes	3,683	150,000
Repayments of unsecured notes	(23,739)	(100,000)
Redemption of preferred shares	—	(125,063)
Proceeds from mortgage loans	924	3,446
Repayments of mortgage loans	(8,623)	(5,834)
Proceeds from credit facility	327,850	391,000
Repayments on credit facility	(307,850)	(256,000)
Increase in deferred financing costs	(2,563)	(1,823)
Distributions paid on common shares	(139,204)	(131,469)
Distributions paid on preferred shares	—	(9,075)
Distributions paid on units	(20,579)	(15,398)

Net cash used in financing activities	(86,400)	(25,277)

Increase (decrease) in cash and cash equivalents	34,233	(660)
Effect of exchange rate changes on cash	(1,554)	(3,124)
Cash and cash equivalents at beginning of period	11,071	19,390

Cash and cash equivalents at end of period	$43,750	$15,606

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$11,801	$3,565
Acquisition of properties	(15,284)	—
Assumption of mortgage loans	15,284	—
Issuance of operating partnership units for property acquisition	1,151	—

See accompanying notes.

Liberty Property Trust
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2003

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the “Trust”) and its subsidiaries, including Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation. Results for the three and nine months ended September 30, 2002 have been restated to reflect recent guidance and clarifications by the Securities and Exchange Commission (“SEC”). The SEC’s July 31, 2003 clarification of certain issues surrounding the Financial Standards Board’s (“FASB”) EITF Topic D-42, “The Effect on Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” requires the excess of preferred share redemption over carrying amount to be classified as a reduction in income available to common shareholders.

Income per Share
The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2003 and 2002 (in thousands except per share amounts):

	For the Three Months Ended September 30, 2003			For the Three Months Ended September 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$39,109			$41,640
Less: Preferred share distributions	—			(1,742)
Excess of preferred share redemption over carrying amount	—			(4,186)

Basic income per common share
Income available to common shareholders	39,109	78,949	$0.50	35,712	75,451	$0.47

Dilutive shares for long-term compensation plans	—	1,368		—	1,200

Diluted income per common share
Income available to common shareholders and assumed conversions	$39,109	80,317	$0.49	$35,712	76,651	$0.47

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$125,725			$128,344
Less: Preferred share distributions	—			(7,242)
Excess of preferred share redemption over carrying amount	—			(4,186)

Basic income per common share
Income available to common shareholders	125,725	77,939	$1.61	116,916	74,663	$1.57

Dilutive shares for long-term compensation plans	—	1,225		—	1,309

Diluted income per common share
Income available to common shareholders and assumed conversions	$125,725	79,164	$1.59	$116,916	75,972	$1.54

Stock Based Compensation
At September 30, 2003, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost is reflected in 2002 net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common share on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the FASB’s Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period.

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

Income available to common shareholders	$39,109	$35,712	$125,725	$116,916
Add: Share-based employee compensation expense included in reported net income	23	—	372	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(344)	(558)	(1,184)	(1,577)

Pro forma net income	$38,788	$35,154	$124,913	$115,339

Earnings per share:
Basic-as reported	$0.50	$0.47	$1.61	$1.57
Basic-pro forma	$0.49	$0.47	$1.60	$1.54
Diluted-as reported	$0.49	$0.47	$1.59	$1.54
Diluted-pro forma	$0.48	$0.46	$1.58	$1.52

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The United Kingdom operations translate their financial statements into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Comprehensive income was $0.6 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive income was $1.0 million and $7.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 2: Organization

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at September 30, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

For the Three Months Ended September 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 45,339	$ 8,850	$ 18,042	$ 12,831	$ 10,973	$ 12,576	$ 12,278	$ 17,652	$ 19,329	$ 157,870
Rental property expenses and real estate taxes	13,071	3,087	4,620	3,456	2,539	3,460	4,857	5,972	5,775	46,837

Property level operating income	$ 32,268	$ 5,763	$ 13,422	$ 9,375	$ 8,434	$ 9,116	$ 7,421	$ 11,680	$ 13,554	111,033

Other income/expenses, net										66,504

Income before property dispositions, income taxes and minority interest										44,529
Loss on disposition of properties										(312)
Income taxes										(526)
Minority interest										(4,965)
Discontinued operations net of minority interest										383

Income available to common shareholders										$ 39,109

For the Three Months Ended September 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 45,197	$ 12,060	$ 18,993	$ 12,704	$ 8,442	$ 11,259	$ 12,497	$ 17,588	$ 15,262	$ 154,002
Rental property expenses and real estate taxes	12,343	3,672	3,390	3,061	2,441	2,986	4,694	5,923	4,447	42,957

Property level operating income	$ 32,854	$ 8,388	$ 15,603	$ 9,643	$ 6,001	$ 8,273	$ 7,803	$ 11,665	$ 10,815	111,045

Other income/expenses, net										60,085

Income before property dispositions, income taxes and minority interest										50,960
Loss on disposition of properties										(5,414)
Income taxes										(184)
Minority interest										(5,000)
Discontinued operations net of minority interest										1,278
Preferred share distributions										(1,742)
Excess of preferred share redemption over carrying amount (See Note 1)										(4,186)

Income available to common shareholders										$ 35,712

For the Nine Months Ended September 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 142,448	$ 25,991	$ 50,150	$ 38,399	$ 28,725	$ 36,930	$ 37,834	$ 49,767	$ 54,196	$ 464,440
Rental property expenses and real estate taxes	40,820	8,964	13,145	10,378	7,646	9,862	14,388	16,553	15,725	137,481

Property level operating income	$ 101,628	$ 17,027	$ 37,005	$ 28,021	$ 21,079	$ 27,068	$ 23,446	$ 33,214	$ 38,471	326,959

Other income/expenses, net										197,006

Income before property dispositions, income taxes and minority interest										129,953
Gain on disposition of properties										292
Income taxes										(1,587)
Minority interest										(15,235)
Discontinued operations net of minority interest										12,302

Income available to common shareholders										$ 125,725

For the Nine Months Ended September 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 133,782	$ 34,830	$ 48,515	$ 37,419	$ 25,276	$ 33,811	$ 37,561	$ 48,946	$ 44,664	$ 444,804
Rental property expenses and real estate taxes	37,235	10,844	9,825	9,225	7,366	8,520	14,115	16,310	13,208	126,648

Property level operating income	$ 96,547	$ 23,986	$ 38,690	$ 28,194	$ 17,910	$ 25,291	$ 23,446	$ 32,636	$ 31,456	318,156

Other income/expenses, net										177,456

Income before property dispositions, income taxes and minority interest										140,700
Loss on disposition of properties										(4,172)
Income taxes										(462)
Minority interest										(15,530)
Discontinued operations net of minority interest										7,808
Preferred share distributions										(7,242)
Excess of preferred share redemption over carrying amount (See Note 1)										(4,186)

Income available to common shareholders										$ 116,916

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets"

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and nine months ended September 30, 2003 were $1.3 million and $39.8 million as compared to $3.5 million and $27.3 million for the same period in 2002. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$29	$1,569	$2,420	$4,361
Operating expenses	(39)	(229)	(426)	(769)
Interest expense	(4)	(261)	(369)	(702)
Depreciation and amortization	(3)	(266)	(407)	(881)

Income from operations	$(17)	$813	$1,218	$2,009

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Credit Facility

During the nine months ended September 30, 2003, the Company replaced its unsecured revolving credit facility with a new facility which matures in January 2006. Capacity under the facility was reduced from $450 million to

$350 million. Based on the Company’s present ratings, borrowings under the facility bear interest at LIBOR plus 70 basis points, reduced from LIBOR plus 105 basis points for the facility prior to its renewal.

Note 6: Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for existing variable interest entities to periods ending after December 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company continues to evaluate the impact of FIN No. 46 but does not expect the implementation to materially affect its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning June 15, 2003. Other provisions of this statement have been deferred indefinitely. The Company was not impacted by the currently effective provisions of SFAS No. 150. The Company is monitoring the deferred provisions of SFAS No. 150 and at this time does not expect its financial position or results of operations to be materially affected.

Note 7: Purchase of Rouse Kent Limited (“RKL”)

In July 2003, the Company exercised its option to purchase RKL for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million.

RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$551,989	$504,808
Buildings and improvements	3,295,038	3,048,676
Less accumulated depreciation	(559,918)	(485,206)

Operating real estate	3,287,109	3,068,278

Development in progress	33,241	163,379
Land held for development	165,837	163,142

Net real estate	3,486,187	3,394,799

Cash and cash equivalents	43,750	11,071
Accounts receivable	6,032	14,349
Deferred rent receivable	55,629	48,775
Deferred financing and leasing costs, net of accumulated amortization (2003, $85,002; 2002, $75,833)	82,459	71,544
Investment in unconsolidated joint ventures	17,861	14,963
Prepaid expenses and other assets	63,908	71,560

Total assets	$3,755,826	$3,627,061

LIABILITIES
Mortgage loans	$360,741	$315,263
Unsecured notes	1,405,000	1,418,924
Credit facility	152,000	132,000
Accounts payable	40,800	24,116
Accrued interest	19,889	32,571
Distribution payable	50,326	48,040
Other liabilities	94,419	91,315

Total liabilities	2,123,175	2,062,229

Minority interest	2,858	7,054

OWNERS’ EQUITY
General partner’s equity - common units	1,421,718	1,351,589
Limited partners’ equity - preferred units	135,471	135,471
- common units	66,365	65,914
Accumulated other comprehensive income	6,239	4,804

Total owners’ equity	1,629,793	1,557,778

Total liabilities and owners’ equity	$3,755,826	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended

	September 30, 2003	September 30, 2002

		(Restated)
REVENUE
Rental	$114,778	$113,191
Operating expense reimbursement	43,092	40,811
Equity in earnings of unconsolidated joint ventures	440	—
Interest and other	1,486	2,088

Total revenue	159,796	156,090

EXPENSES
Rental property	30,489	27,178
Real estate taxes	16,348	15,779
Interest expense	31,153	29,147
General and administrative	6,542	5,088
Depreciation and amortization	30,735	27,938

Total expenses	115,267	105,130

Income before property dispositions, income taxes and minority interest	44,529	50,960
Loss on property dispositions	(312)	(5,414)
Income taxes	(526)	(184)
Minority interest	(36)	—

Income from continuing operations	43,655	45,362
Discontinued operations (including net gain on property dispositions of $418 for the quarter ended September 30, 2003 and $528 for the quarter ended September 30, 2002)	401	1,341

Net income	44,056	46,703
Preferred unit distributions	(3,104)	(4,846)
Excess of preferred unit redemption over carrying amount	—	(4,186)

Income available to common unitholders	$40,952	$37,671

Earnings per unit
Basic:
Income from continuing operations	$0.49	$0.45
Income from discontinued operations	0.01	0.02

Income per common unit — basic	$0.50	$0.47

Diluted:
Income from continuing operations	$0.48	$0.45
Income from discontinued operations	0.01	0.02

Income per common unit — diluted	$0.49	$0.47

Distributions per common unit	$0.605	$0.60

Weighted average number of common units outstanding
Basic	82,647	79,316
Diluted	84,015	80,441

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended

	September 30, 2003	September 30, 2002

		(Restated)
REVENUE
Rental	$336,846	$324,929
Operating expense reimbursement	127,594	119,875
Equity in earnings of unconsolidated joint ventures	1,355	—
Interest and other	5,637	5,692

Total revenue	471,432	450,496

EXPENSES
Rental property	90,921	82,077
Real estate taxes	46,560	44,571
Interest expense	92,587	85,222
General and administrative	20,749	16,414
Depreciation and amortization	90,662	81,512

Total expenses	341,479	309,796

Income before property dispositions, income taxes and minority interest	129,953	140,700
Gain (loss) on property dispositions	292	(4,172)
Income taxes	(1,587)	(462)
Minority interest	(554)	(1,235)

Income from continuing operations	128,104	134,831
Discontinued operations (including net gain on property dispositions of $11,668 for the nine months ended September 30, 2003 and $6,197 for the nine months ended September 30, 2002)	12,886	8,206

Net income	140,990	143,037
Preferred unit distributions	(9,312)	(15,757)
Excess of preferred unit redemption over carrying amount	—	(4,186)

Income available to common unitholders	$131,678	$123,094

Earnings per unit
Basic:
Income from continuing operations	$1.45	$1.46
Income from discontinued operations	0.16	0.11

Income per common unit — basic	$1.61	$1.57

Diluted:
Income from continuing operations	$1.43	$1.44
Income from discontinued operations	0.16	0.10

Income per common unit — diluted	$1.59	$1.54

Distributions per common unit	$1.805	$1.78

Weighted average number of common units outstanding
Basic	81,630	78,519
Diluted	82,855	79,828

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended

	September 30, 2003	September 30, 2002

OPERATING ACTIVITIES
Net income	$140,990	$143,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,069	82,393
Amortization of deferred financing costs	3,027	2,881
Equity in earnings of unconsolidated joint ventures	(1,355)	—
Minority interest in net income	554	1,235
Gain on property dispositions	(11,960)	(2,025)
Noncash compensation	2,496	1,654
Changes in operating assets and liabilities:
Accounts receivable	8,533	3,170
Deferred rent receivable	(6,854)	(8,096)
Prepaid expenses and other assets	(11,260)	(25,416)
Accounts payable	(3,035)	16,789
Accrued interest	(12,682)	(11,194)
Other liabilities	3,104	12,383

Net cash provided by operating activities	202,627	216,811

INVESTING ACTIVITIES
Investment in properties	(68,324)	(79,797)
Cash paid for business, net of cash acquired	16,627	—
Investment in unconsolidated joint ventures	(3,099)	—
Distributions from unconsolidated joint ventures	2,707	—
Proceeds from disposition of properties/land	42,333	61,843
Investment in development in progress	(43,422)	(133,706)
Increase in land held for development	(11,829)	(24,405)
Increase in deferred leasing costs	(16,987)	(16,129)

Net cash used in investing activities	(81,994)	(192,194)

FINANCING ACTIVITIES
Redemption of preferred units	—	(125,063)
Proceeds from issuance of unsecured notes	3,683	150,000
Repayments of unsecured notes	(23,739)	(100,000)
Proceeds from mortgage loans	924	3,446
Repayments of mortgage loans	(8,623)	(5,834)
Proceeds from credit facility	327,850	391,000
Repayments on credit facility	(307,850)	(256,000)
Increase in deferred financing costs	(2,563)	(1,823)
Capital contributions	83,701	74,939
Distributions to partners	(159,783)	(155,942)

Net cash used in financing activities	(86,400)	(25,277)

Increase (decrease) in cash and cash equivalents	34,233	(660)
Effect of exchange rate changes on cash	(1,554)	(3,124)
Cash and cash equivalents at beginning of period	11,071	19,390

Cash and cash equivalents at end of period	$43,750	$15,606

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$11,801	$3,565
Acquisition of properties	(15,284)	—
Assumption of mortgage loans	15,284	—
Issuance of operating partnership units for property acquisition	1,151	—

See accompanying notes.

Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2003

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the “Operating Partnership”) and its direct and indirect subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation. Results for the three and nine months ended September 30, 2002 have been restated to reflect recent guidance and clarifications by the Securities and Exchange Commission (“SEC”). The SEC’s July 31, 2003 clarification of certain issues surrounding the Financial Accounting Standards Board’s (“FASB”) EITF Topic D-42, “The Effect on Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” requires the excess of preferred unit redemption over carrying amount to be classified as a reduction in income available to common unitholders.

Income per Unit
The following table sets forth the computation of basic and diluted income per common unit for the three and nine months ended September 30, 2003 and 2002 (in thousands except per unit amounts):

	For the Three Months Ended September 30, 2003			For the Three Months Ended September 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Units	Per Unit	Income	Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$44,056			$46,703
Less: Preferred unit distributions	(3,104)			(4,846)
Excess of preferred unit redemption over carrying amount	—			(4,186)

Basic income per common unit
Income available to common unitholders	40,952	82,647	$0.50	37,671	79,316	$0.47

Dilutive units for long-term compensation plans	—	1,368		—	1,125

Diluted income per common unit
Income available to common unitholders and assumed conversions	$40,952	84,015	$0.49	$37,671	80,441	$0.47

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002

		Weighted			Weighted
		Average			Average
	Income	Units	Per Unit	Income	Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$140,990			$143,037
Less: Preferred unit distributions	(9,312)			(15,757)
Excess of preferred unit redemption over carrying amount	—			(4,186)

Basic income per common unit
Income available to common unitholders	131,678	81,630	$1.61	123,094	78,519	$1.57

Dilutive units for long-term compensation plans	—	1,225		—	1,309

Diluted income per common unit
Income available to common unitholders and assumed conversions	$131,678	82,855	$1.59	$123,094	79,828	$1.54

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The United Kingdom operations translate their financial statements into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Comprehensive income was $0.6 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive income was $1.0 million and $7.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 2: Organization

Liberty Property Trust (the “Trust”), the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries, referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at September 30, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Southeastern, Mid-Atlantic and Midwestern United States.

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

The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses and real estate taxes. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information for the Operating Partnership by segment is as follows (in thousands):

For the Three Months Ended September 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 45,339	$ 8,850	$ 18,042	$ 12,831	$ 10,973	$ 12,576	$ 12,278	$ 17,652	$ 19,329	$ 157,870
Rental property expenses and real estate taxes	13,071	3,087	4,620	3,456	2,539	3,460	4,857	5,972	5,775	46,837

Property level operating income	$ 32,268	$ 5,763	$ 13,422	$ 9,375	$ 8,434	$ 9,116	$ 7,421	$ 11,680	$ 13,554	111,033

Other income/expenses, net										66,504

Income before property disposition and minority interest										44,529
Loss on disposition of properties										(312)
Income taxes										(526)
Minority interest										(36)
Discontinued operations										401
Preferred unit distributions										(3,104)

Income available to common unitholders										$ 40,952

For the Three Months Ended September 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 45,197	$ 12,060	$ 18,993	$ 12,704	$ 8,442	$ 11,259	$ 12,497	$ 17,588	$ 15,262	$ 154,002
Rental property expenses and real estate taxes	12,343	3,672	3,390	3,061	2,441	2,986	4,694	5,923	4,447	42,957

Property level operating income	$ 32,854	$ 8,388	$ 15,603	$ 9,643	$ 6,001	$ 8,273	$ 7,803	$ 11,665	$ 10,815	111,045

Other income/expenses, net										60,085

Income before property dispositions and minority interest										50,960
Loss on disposition of properties										(5,414)
Income taxes										(184)
Minority interest										-
Discontinued operations										1,341
Preferred unit distributions										(4,846)
Excess of preferred unit redemption over carrying amount (See Note 1)										(4,186)

Income available to common unitholders										$ 37,671

For the Nine Months Ended September 30, 2003

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 142,448	$ 25,991	$ 50,150	$ 38,399	$ 28,725	$ 36,930	$ 37,834	$ 49,767	$ 54,196	$ 464,440
Rental property expenses and real estate taxes	40,820	8,964	13,145	10,378	7,646	9,862	14,388	16,553	15,725	137,481

Property level operating income	$ 101,628	$ 17,027	$ 37,005	$ 28,021	$ 21,079	$ 27,068	$ 23,446	$ 33,214	$ 38,471	326,959

Other income/expenses, net										197,006

Income before property disposition and minority interest										129,953
Gain on disposition of properties										292
Income taxes										(1,587)
Minority interest										(554)
Discontinued operations										12,886
Preferred unit distributions										(9,312)

Income available to common unitholders										$ 131,678

For the Nine Months Ended September 30, 2002

	SE Pennsyl.	New Jersey	Lehigh Valley	Virginia	The Carolinas	Jacksonville	Minnesota	Michigan	All Others	Total

Real estate related revenues	$ 133,782	$ 34,830	$ 48,515	$ 37,419	$ 25,276	$ 33,811	$ 37,561	$ 48,946	$ 44,664	$ 444,804
Rental property expenses and real estate taxes	37,235	10,844	9,825	9,225	7,366	8,520	14,115	16,310	13,208	126,648

Property level operating income	$ 96,547	$ 23,986	$ 38,690	$ 28,194	$ 17,910	$ 25,291	$ 23,446	$ 32,636	$ 31,456	318,156

Other income/expenses, net										177,456

Income before property dispositions and minority interest										140,700
Loss on disposition of properties										(4,172)
Income taxes										(462)
Minority interest										(1,235)
Discontinued operations										8,206
Preferred unit distributions										(15,757)
Excess of preferred unit redemption over carrying amount (See Note 1)										(4,186)

Income available to common unitholders										$ 123,094

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets"

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and nine months ended September 30, 2003 were $1.3 million and $39.8 million as compared to $3.5 million and $27.3 million for the same period in 2002. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$29	$1,569	$2,420	$4,361
Operating expenses	(39)	(229)	(426)	(769)
Interest expense	(4)	(261)	(369)	(702)
Depreciation and amortization	(3)	(266)	(407)	(881)

Income from operations	$(17)	$813	$1,218	$2,009

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Credit Facility

During the nine months ended September 30, 2003, the Company replaced its unsecured revolving credit facility with a new facility which matures in January 2006. Capacity under the facility was reduced from $450 million to $350 million. Based on the Company’s present ratings, borrowings under the facility bear interest at LIBOR plus 70 basis points, reduced from LIBOR plus 105 basis points for the facility prior to its renewal.

Note 6: Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for existing variable interest entities to periods ending after December 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company continues to evaluate the impact of FIN No. 46, but does not expect the implementation to materially affect its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning June 15, 2003. Other provisions of this statement have been deferred indefinitely. The Company was not impacted by the currently effective provisions of SFAS No. 150. The Company is monitoring the deferred provisions of SFAS No. 150 and at this time does not expect its financial position or results of operations to be materially affected.

Note 7: Purchase of Rouse Kent Limited (“RKL”)

In July 2003, the Company exercised its option to purchase RKL for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million.

RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company owns and operates office and industrial real estate. As of September 30, 2003, the Company’s portfolio consisted of 663 industrial and office properties (the “Properties in Operation”) totaling approximately 53 million square feet. In addition, the Company had nine properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owned 1,095 acres of land, substantially all of which is zoned for commercial use.

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

In 2002 and for the nine months ended September 30, 2003, the continued general slowdown in the economy negatively affected occupancy rates. Additionally, the imbalance between supply of and demand for rental properties resulted in a decline in rental rates for newly executed leases. The negative occupancy and rental rate trend has been continuing for several quarters and as a result, property level operating income from the “Same Store” (properties owned since January 1, 2002) group of properties, exclusive of Termination Fees, has decreased. “Termination Fees” are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Additionally, tenant improvement and other lease transaction costs on renewal and replacement leases have increased.

The continued economic slowdown has also limited the Company’s ability to achieve growth in operating income from its development activity. The decline in demand for real estate has reduced the amount of development the Company is undertaking.

As noted above, the Company also seeks to acquire and dispose of Properties in appropriate circumstances. The Company anticipates that it will continue to pursue select acquisition and disposition opportunities.

The composition of the Company’s Properties in Operation as of September 30, 2003 and 2002 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied

Type	9/30/03	9/30/02	9/30/03	9/30/02	9/30/03	12/31/02	9/30/02	12/31/01

Industrial-Distribution	$4.48	$4.53	21,356	22,513	92.5%	90.7%	91.3%	96.7%
Industrial-Flex	$8.78	$8.85	13,341	13,362	91.3%	91.8%	90.4%	93.3%
Office	$14.53	$14.20	18,082	16,739	89.7%	89.9%	89.9%	91.3%

TOTAL	$8.95	$8.68	52,779	52,614	91.2%	90.7%	90.6%	94.1%

Geographic segment data for the three and nine months ended September 30, 2003 and 2002 is included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.

FORWARD-LOOKING STATEMENTS

When used throughout this report, the words “believes,” “anticipates,” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; and the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the Securities and

Exchange Commission (“SEC”). Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s 2002 Annual Report on Form 10-K for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts and impairment of real estate. During the three and nine months ended September 30, 2003 and 2002, there were no material changes to these policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2003 with the results of operations of the Company for the three and nine months ended September 30, 2002. As a result of the varying level of development, acquisition and disposition activities by the Company in 2003 and 2002, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison (see reconciliation to comparable GAAP financial measure below).

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of the Three and Nine Months Ended September 30, 2003 to the Three and Nine Months Ended September 30, 2002.

Total revenue (principally rental revenue and operating expense reimbursement) increased to $159.8 million for the three months ended September 30, 2003 from $156.1 million for the three months ended September 30, 2002 and increased to $471.4 million for the nine months ended September 30, 2003 from $450.5 million for the nine months ended September 30, 2002. These increases are primarily due to the change in Termination Fees and the net increased investment in properties developed or acquired, net of dispositions, during the years 2002 and 2003. The average gross investment in operating real estate owned for the three months ended September 30, 2003 was $3,776.7 million as compared to $3,507.9 million for the three months ended September 30, 2002 and for the nine months ended September 30, 2003 was $3,690.6 million as compared to $3,437.4 million for the nine months ended September 30, 2002.

The operating expense recovery percentage (the ratio of operating expense reimbursement to rental property expenses and real estate taxes) decreased to 92.0% for the three months ended September 30, 2003 from 95.0% for the three months ended September 30, 2002, and to 92.8% for the nine months ended September 30, 2003 from 94.7% for the nine months ended September 30, 2002. This reduction is consistent with a reduction in average occupancy.

Rental property and real estate tax expenses increased to $46.8 million for the three months ended September 30, 2003 from $43.0 million for the three months ended September 30, 2002 and increased to $137.5 million for the nine months ended September 30, 2003 from $126.6 million for the nine months ended September 30, 2002. These increases are due to the increase in the investment in Properties owned during the respective periods and because of the increased snow removal and utility costs relating to 2003’s severe winter.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased by $1.8 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased by $1.6 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, on a cash basis. These decreases of 1.9% and 1.7%, respectively, are primarily due to decreases in rental rates.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased by $7.9 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, on a straight line basis, and decreased by $7.3 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, on a cash basis. These decreases of 2.7% and 2.6%, respectively, are due to decreases in average occupancy and decreases in rental rates. At September 30, 2003, the occupancy of the Same Store portfolio was 92.3% as compared to 91.3% at September 30, 2002.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

Same Store:
Rental revenue	$97,100	$97,727	$291,416	$295,966

Operating expenses:
Rental property expense	27,456	25,504	84,466	77,843
Real estate taxes	14,378	14,032	41,329	40,014
Operating expense recovery	(39,043)	(37,927)	(117,454)	(112,843)

Unrecovered operating expenses	2,791	1,609	8,341	5,014

Property level operating income	94,309	96,118	283,075	290,952
Less straight line rent	1,685	1,865	5,669	6,255

Cash basis property level operating income	$92,624	$94,253	$277,406	$284,697

Reconciliation of non GAAP financial measure:
Property level operating income	$94,309	$96,118	$283,075	$290,952
Termination fees	3,805	7,167	12,287	8,138
Other income/expenses, net	(53,585)	(52,325)	(165,409)	(158,390)

Income before property dispositions, income taxes and minority interest	$44,529	$50,960	$129,953	$140,700

Management generally considers Same Store property level operating income on a straight line and cash basis a useful financial performance measure because the results of the Same Store group (properties owned since January 1, 2002) are directly comparable period to period. Same Store property level income is a non GAAP measure and does not represent Income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company.

General and administrative expenses increased to $6.5 million for the three months ended September 30, 2003 from $5.1 million for the three months ended September 30, 2002 and increased to $20.7 million for the nine months ended September 30, 2003 from $16.4 million for the nine months ended September 30, 2002. The increase for the three months ended September 30, 2003 as compared to the same period in 2002 is primarily due to costs related to the Company’s enterprise resource planning (“ERP”) initiative to update company wide accounting and business process software and due to increased general and administrative expenses due to the consolidation of RKL. The increase for the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily due to the Company’s ERP initiative and due to the accelerated vesting of restricted stock and options related to the death of former Chairman Willard G. Rouse III totaling approximately $1.9 million.

Depreciation and amortization expenses increased to $30.7 million for the three months ended September 30, 2003 from $27.9 million for the three months ended September 30, 2002 and increased to $90.7 million for the nine months ended September 30, 2003 from $81.5 million for the nine months ended September 30, 2002. These increases are due to the increase in the investment in Properties owned during the respective periods.

Interest expense increased to $31.2 million for the three months ended September 30, 2003 from $29.1 million for the three months ended September 30, 2002 and increased to $92.6 million for the nine months ended September 30, 2003 from $85.2 million for the nine months ended September 30, 2002. These increases are due to the increases in the average debt outstanding for the respective periods, which was $1,877.2 million for the three months ended

September 30, 2003 as compared to $1,846.2 million for the three months ended September 30, 2002 and $1,880.4 million for the nine months ended September 30, 2003 as compared to $1,809.1 million for the same period in 2002. These increases were partially offset by decreases in the weighted average interest rates for the periods, which were 6.9% for the three months ended September 30, 2003 compared to 7.0% for the three months ended September 30, 2002, and 7.0% for the nine months ended September 30, 2003 compared to 7.1% for the same period in 2002. Interest expense also increased because, as noted below, less interest was capitalized during the three and nine months ended September 30, 2003 compared to the same periods in 2002 due to the decrease in development in progress.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the three months ended September 30, 2003 decreased to $2.5 million from $3.8 million for the three months ended September 30, 2002 and decreased to $8.1 million for the nine months ended September 30, 2003 from $13.2 million for the nine months ended September 30, 2002. Included in capitalized interest costs are the interest costs relating to the Company’s $62.6 million investment (as of September 30, 2003) in its proposed downtown Philadelphia office tower. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. These amounts are not included in general and administrative expenses as discussed above.

Implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that the operating results for real estate sold after December 31, 2001 should be reflected as discontinued operations. Sales occurring before December 31, 2001, as well as sales of land and development properties, continue to be reflected as a component of income from continuing operations.

During the three months ended September 30, 2003, the Company realized a net loss on property dispositions of $312,000 due to the sale of one parcel of land. For the nine months ended September 30, 2003, the Company realized a net gain on property dispositions of $292,000 due to the sale of three parcels of land and additional proceeds from a 2002 property disposition. For the three months ended September 30, 2002, the Company realized a loss on property dispositions of $5.4 million due to the sale of three parcels of land and a $6.0 million write-down of assets held for sale to their net realizable value less costs to sell. For the nine months ended September 30, 2002, the Company realized a loss on property dispositions of $4.2 million due to the sale of eight parcels of land, the sale of a property and the write-down of assets held for sale, as discussed above.

In accordance with SFAS No. 144, net income and gain/(loss) on dispositions of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The decrease in income from discontinued operations of $895,000 for the three months ended September 30, 2003, as compared to the same period in 2002, is primarily due to the greater number of properties included in the three months ended September 30, 2002 as compared to 2003. The increase in income from discontinued operations of $4.5 million for the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily due to the larger gain on the disposition of properties sold in 2003 as compared to 2002.

The Company is taxed as a REIT for federal income tax purposes and is not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. However, several of the Company’s subsidiaries are taxable REIT subsidiaries and are subject to federal income taxes. The Company is also taxed in certain states and in the United Kingdom. Accordingly, the Company has recognized federal, state and United Kingdom income taxes in accordance with US GAAP, as applicable. Income taxes increased to $0.5 million for the three months ended September 30, 2003 from $0.2 million for the three months ended September 30, 2002 and increased to $1.6 million for the nine months ended September 30, 2003 from $0.5 million for the nine months ended September 30, 2002. The increase in income taxes is primarily due to the increase in taxable income in those states and the United Kingdom in which the Company is subject to tax.

As a result of the foregoing, the Company’s net income decreased to $39.1 million for the three months ended September 30, 2003 from $41.6 million for the three months ended September 30, 2002 and net income decreased to $125.7 million for the nine months ended September 30, 2003 from $128.3 million for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash and cash equivalents of $43.8 million, including $18.0 million in restricted cash.

Net cash flow provided by operating activities decreased to $202.6 million for the nine months ended September 30, 2003 from $216.8 million for the nine months ended September 30, 2002. This $14.2 million decrease is primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities decreased to $82.0 million for the nine months ended September 30, 2003 from $192.2 million for the nine months ended September 30, 2002. This decrease primarily resulted from a decrease in investment in development in progress and land held for development in 2003, which is consistent with the diminished opportunity to develop property due to the general slowdown in the economy. These decreases are partially offset by the reduced level of disposition activity during 2003.

Net cash used in financing activities increased to $86.4 million for the nine months ended September 30, 2003 as compared to $25.3 million for the nine months ended September 30, 2002. This $61.1 million increase was primarily due to a reduced level of net borrowings under mortgages, unsecured note obligations and the Company’s credit facility offset by the redemption of preferred shares during the nine months ended September 30, 2002. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities and the decrease in such funding activities for 2003 is consistent with the decrease in the level of the Company’s investment activities as described above.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the year ended December 31, 2002, these activities were funded through a $450 million unsecured credit facility, which was replaced in January 2003, with a $350 million unsecured credit facility (the “$350 million Credit Facility”). The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires in January 2006.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of September 30, 2003 the Company’s debt to gross assets ratio was 44.4%, and the earnings to fixed charge coverage ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the $350 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of September 30, 2003, $360.7 million in mortgage loans and $1,405.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.3%. The interest rates on $1,703.5 million of mortgage loans and unsecured notes are fixed and range up to 8.8%. Interest rates on $62.2 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.9 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $350 million Credit Facility and the related weighted average interest rates as of September 30, 2003 are as follows (in thousands, except percentages):

	Mortgages
						Weighted
	Principal	Principal	Unsecured	Credit		Average
	Amortization	Maturities	Notes	Facility	Total	Interest Rate

2003 (3 months)	$2,073	$970	$50,000	$—	$53,043	6.9%
2004	8,943	58,436	100,000	—	167,379	6.4%
2005	7,854	115,039	—	—	122,893	7.6%
2006	5,705	42,314	100,000	152,000	300,019	4.4%
2007	4,921	—	100,000	—	104,921	7.3%
2008	4,553	34,724	—	—	39,277	7.2%
2009	2,212	42,119	270,000	—	314,331	7.8%
2010	1,559	—	200,000	—	201,559	8.5%
2011	1,324	3,533	250,000	—	254,857	7.3%
2012	352	24,110	235,000	—	259,462	6.5%
2018	—	—	100,000	—	100,000	7.5%

	$39,496	$321,245	$1,405,000	$152,000	$1,917,741	6.9%

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

The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2003 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total

	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent

2003 (3 months)	424	$1,893	763	$5,412	708	$8,593	1,895	$15,898
2004	1,791	8,513	2,167	18,477	1,987	28,256	5,945	55,246
2005	2,378	12,053	1,722	15,264	2,949	42,579	7,049	69,896
2006	2,471	11,104	1,940	21,008	1,275	18,786	5,686	50,898
2007	2,723	11,975	1,284	12,681	1,642	24,740	5,649	49,396
2008	2,925	12,804	2,122	20,965	2,101	31,709	7,148	65,478
Thereafter	7,036	39,053	2,179	23,072	5,559	105,882	14,774	168,007

TOTAL	19,748	$97,395	12,177	$116,879	16,221	$260,545	48,146	$474,819

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 798,000 square feet of Properties under Development as of September 30, 2003 are as follows (in thousands, except percentages):

	Square Feet
					Percent
Scheduled	Industrial-	Industrial-			Leased at	Total
In-Service Date	Distribution	Flex	Office	Total	September 30, 2003	Investment

1st Quarter 2004	262	—	88	350	98.4%	$17,014
2nd Quarter 2004	—	75	35	110	100.0%	12,377
3rd Quarter 2004	—	—	31	31	78.8%	4,904
2nd Quarter 2005	—	—	207	207	30.7%	27,517
3rd Quarter 2005	—	—	100	100	78.0%	17,465

TOTAL	262	75	461	798	77.7%	$79,277

In July 2003, the Company exercised its option to purchase RKL for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million. RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.

The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $350 million Credit Facility from time to time.

The Board of Trustees has authorized a share repurchase program under which the Company may purchase up to $100 million of the Company’s Common Shares, preferred shares or convertible debentures. Through September 30, 2003, the Company purchased 59,100 Common Shares and purchased convertible debentures exchangeable into 877,950 Common Shares. The total cost for the purchase of the Common Shares and convertible debentures was approximately $21.9 million. The convertible debentures matured in 2001.

The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of November 6, 2003, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $688.4 million in equity securities and the Operating Partnership had the capacity to issue up to $324.3 million in debt securities.

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

During the nine months ended September 30, 2003 the Company contributed to the venture one additional industrial distribution property totaling approximately 374,000 leaseable square feet for a Total Investment of $15.6 million. “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and when appropriate, other development costs and carrying costs.

Calculation of Funds from Operations

Management generally considers Funds from operations available to common shareholders a useful financial performance measure of the operating performance of an equity REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

		(Restated)		(Restated)
Net income	$39,109	$41,640	$125,725	$128,344
Preferred share distributions	—	(1,742)	—	(7,242)
Excess of preferred share redemption over carrying amount	—	(4,186)	—	(4,186)

Income available to common shareholders	39,109	35,712	125,725	116,916
Adjustments:
Minority interest excluding preferred unit distributions	1,843	1,959	5,953	6,178
Depreciation and amortization of unconsolidated joint ventures	168	—	495	—
Depreciation and amortization	30,162	27,787	89,408	81,151
Impairment loss	—	(6,017)	—	(6,017)
Loss (gain) on property dispositions	(106)	4,886	(11,377)	479

Funds from operations available to common shareholders	$71,176	$64,327	$210,204	$198,707

Funds from operations per common share — diluted	$0.85	$0.80	$2.54	$2.49

Weighted average shares	84,015	80,441	82,855	79,828

Income available to common shareholders for the three and nine months ended September 30, 2002 has been restated to reflect recent guidance and clarifications by the SEC. The SEC’s July 31, 2003 clarification of certain issues surrounding FASB-EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” requires the excess of preferred share redemption over carrying amount to be classified as a reduction in income available to common shareholders. The Company redeemed its Series A Preferred Shares during the three months ended September 30, 2002, and recorded the redemption in accordance with US GAAP at the time.

In addition, on October 1, 2003, the National Association of Real Estate Investment Trusts published guidance requiring impairment write-downs to be included in Funds from operations available to common shareholders.

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

     None.

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

Item 6. Exhibits and Reports on Form 8-K — Continued

     a. Exhibits — Continued

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

     b. Reports of Form 8-K

During the quarter ended September 30, 2003 the Registrant filed the following Current Report on Form 8-K:

Current Report on Form 8-K dated July 22, 2003 reporting items 7 and 9 and containing as an Exhibit the Press Release dated July 21, 2003 issued by Liberty Property Trust and Liberty Property Limited Partnership.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 12, 2003

William P. Hankowsky President and Chief Executive Officer	Date

/s/ GEORGE J. ALBURGER, JR.	November 12, 2003

George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	Date

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP
BY: Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	November 12, 2003

William P. Hankowsky President and Chief Executive Officer	Date

/s/ GEORGE J. ALBURGER, JR.	November 12, 2003

George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)