Form 10-K
period 2003-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2004-03-11
CIK 921112, 921113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file numbers:	1-13130 (Liberty Property Trust)
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

YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [X]   NO [   ]

The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was approximately $2.9 billion, based upon the closing price of $34.60 on the New York Stock Exchange composite tape on June 30, 2003. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an “affiliate” for purposes of the federal securities laws.

Number of Common Shares outstanding as of February 24, 2004: 83,610,528

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2004 are incorporated by reference into Part III of this Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisition, disposition, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

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

The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”) which was founded in 1972. As of December 31, 2003, the Company’s portfolio consisted of 673 industrial and office properties (the “Properties in Operation”) totaling approximately 53.7 million square feet. In addition, at that date, the Company had 15 properties under development (the “Properties Under Development” and, together with the Properties in Operation, the “Properties”), and owned 1,079 acres of land, substantially all zoned for commercial use. As of December 31, 2003, the Company also owned interests in five joint ventures which held interests in 30 properties and 53 acres of developable land.

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

The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at December 31, 2003. The common units of limited partnership interest in the Operating Partnership (the “Common Units”) are exchangeable on a one-for-one basis (subject to antidilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Common Units held by the limited partners were exchangeable for approximately 3.7 million Common Shares on December 31, 2003. The Company has issued Series B, C, and D Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The Preferred Units are exchangeable on a one-for-one basis after a stated date into Cumulative Redeemable Preferred Shares. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as minority interest.

The Company’s executive offices are located at 65 Valley Stream Parkway, Malvern, Pennsylvania 19355. The telephone number is (610) 648-1700.

In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.

Also posted on the Company’s website is the Company’s Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer, chief accounting officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing to its Investor Relations Department at the address set forth above.

Management and Employees

The Company’s 399 employees (as of February 24, 2004) are under the direction of 19 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 14 years. The Company and the Predecessor have developed and managed commercial real estate for the past 31 years. The Company’s in-house leasing and property management staff operates in markets where it has a significant presence. This structure enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. At December 31, 2003, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

REPORTABLE SEGMENTS	MARKETS

Delaware Valley	Southeastern Pennsylvania, New Jersey
Midwest	Lehigh Valley, Michigan, Minnesota, Milwaukee/Chicago
Mid-Atlantic	Maryland, Piedmont Triad, Greenville, S.C., Richmond/Roanoke, Virginia Beach
Florida	Jacksonville, Orlando, Boca Raton, Tampa, Texas
United Kingdom	County of Kent

Business Objective and Strategies for Growth

The Company’s business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate through the ownership, management, development, and acquisition, of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital, and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive customer experience. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.

Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D, and office properties, including single-story office and multi-story office). When the Company’s marketing efforts identify opportunities, the Company will, in appropriate instances, pursue other office and industrial product types including high rise office towers.

Markets
The Company operates primarily in the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company’s goal is to operate in each of its markets with an appropriate product mix of office and industrial properties. The Company seeks to have a presence that allows it to be viewed as a significant participant in each market. The Company’s efforts emphasize business park development and asset aggregation. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of markets and market conditions.

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

The Company upgrades its information technology periodically to keep pace with advances in available technology. The Company commenced a process in 2003 of implementing an enterprise resource planning system. The system has been launched and will continue to be implemented throughout the Company in 2004.

Internal Growth Strategies
The Company seeks to maximize the profitability of the Properties by endeavoring to maintain high occupancy levels while obtaining competitive rental rates, controlling costs, and focusing on customer service efforts.

Maintain High Occupancies
The Company believes that the quality and diversity of its tenant base and its strategy of operating in multiple markets is integral to achieving its goal of attaining high occupancy levels for its portfolio. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of its tenants to meet their lease obligations.

Increase Rental Rates
Current general economic conditions have resulted in significant downward pressure on rental rates and market rental rates have declined on a year over year basis. Nonetheless, the Company seeks to generate increased cash flow from the Properties in Operation through annual contractual increases in rental rates under its leases. The leases in effect with respect to the Properties in Operation as of December 31, 2003 provide for contractual rental increases that are expected to contribute an additional $4.6 million to the Company’s cash flow for the year ending December 31, 2004. The Company intends to continue to negotiate for annual contractual rental rate increases in its leases.

Cost Controls
The Company seeks to identify best practices across operating platforms in order to enhance cost savings and other efficiencies. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce the operating costs of the Properties and maintain the long-term value of the Properties.

Customer Service Initiatives
The Company seeks to achieve high tenant retention through a comprehensive customer service program, which is designed to provide an exceptional and positive customer experience. The customer service program establishes best practices and provides an appropriate customer feedback process. The Company believes that the program has been helpful in increasing customer satisfaction.

External Growth Strategies
The Company seeks to maximize long-term profitability for its shareholders through the development, acquisition and disposition of properties.

Development
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will pursue urban opportunities and development opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 45 million square feet of commercial real estate during the past 31 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.

During the year ended December 31, 2003, the Company completed five build-to-suit projects, one build-to-suit expansion, and four inventory projects totaling approximately 1.3 million square feet of leaseable space and representing an aggregate Total Investment, as defined below, of approximately $204.7 million. As of December 31, 2003, these completed development properties were approximately 87.8% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.

As of December 31, 2003 the Company had 15 Properties Under Development which are expected to generate, upon completion, approximately 1.5 million leaseable square feet and are expected to represent a Total Investment of approximately $132.4 million. Approximately 62.1% of such leaseable space was pre-leased as of December 31, 2003. The scheduled deliveries of the 1.5 million square feet of leaseable space in Properties Under Development are as follows (in thousands, except percentages):

	SQUARE FEET				PERCENT LEASED
SCHEDULED IN-SERVICE DATE	IND-DIST.	IND-FLEX	OFFICE	TOTAL	DECEMBER 31, 2003	TOTAL INVESTMENT
1st Quarter 2004	—	—	88	88	93.5%	$10,311
2nd Quarter 2004	—	91	93	184	100.0%	20,227
3rd Quarter 2004	363	—	59	422	98.9%	21,915
4th Quarter 2004	—	—	80	80	100.0%	11,991
2nd Quarter 2005	347	—	207	554	11.5%	40,249
3rd Quarter 2005	—	—	136	136	60.0%	27,736

Total	710	91	663	1,464	62.1%	$132,429

The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and business parks provides a competitive advantage for future development activities. As of December 31, 2003, the Company owned 1,079 acres of land held for development, substantially all zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company’s land holdings include land in Philadelphia’s central business district which is being readied for development in connection with a proposed office tower. The Company anticipates that its land holdings would support, as and when developed, approximately 12.1 million leaseable square feet. The Company’s investment in land held for development as of December 31, 2003 was $162.5 million.

Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long-term.

During the year ended December 31, 2003, the Company acquired 16 properties comprising approximately 1.6 million leaseable square feet for a Total Investment of $110.4 million.

The Company disposes of Properties and land held for development which no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2003, the Company sold ten Properties in Operation and one development property comprising approximately 0.6 million square feet of leaseable space, and nine parcels of land, for $52.4 million.

Joint Ventures
The Company, from time to time, considers joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide the Company with additional sources of capital to fund its development and acquisition capital requirements. In some instances, joint venture partnerships provide the Company with additional local market or product type expertise. As of December 31, 2003, the Company had investments in four unconsolidated joint ventures, totaling $19.6 million. In addition, the Company has an investment in one consolidated joint venture which owns assets approximating $36.0 million.

United Kingdom Operations
The Company’s United Kingdom operation includes 16 Properties in Operation and one development property in the County of Kent, England. The 16 Properties in Operation and the one development property are located in a 650-acre, mixed commercial and residential community known as “Kings Hill,” which is approximately 25 miles southeast of London. The community has been developed over the past decade by a joint venture between the County of Kent and Rouse Kent Limited (“RKL”). During 2003, the Company exercised its option to purchase RKL for nominal consideration. The development agreement with the County of Kent allows RKL to develop additional commercial space and to participate in proceeds from the sale of residential land parcels to homebuilders.

The Company has also invested in two joint ventures to develop projects in separate locations in England and one joint venture which owns a Property in Operation. The Company believes that its development expertise, its access to capital and its relationship with tenants engaged in international business will create opportunities to service the needs of these tenants in both the United States and the United Kingdom. To date, these investments have been joint ventures with established real estate developers in the United Kingdom.

The Company continues to pursue its investment in Kings Hill and to identify other development and acquisition opportunities in the United Kingdom.

Subsequent Events

The Company intends to continue to pursue its development, acquisition and disposition strategies. The Company is currently in various stages of discussions and negotiations with respect to development, acquisition and disposition projects. The consummation of these or any other future developments, acquisitions or dispositions, if any, and the pace at which developments may be completed and acquisitions and dispositions made cannot be guaranteed.

Risk Factors

The Company’s results from operations and the ability to make distributions to our shareholders and pay debt service on our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we”, “us” or “our” in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward looking statements on page 4.

Risks Related to Our Business

Adverse events concerning our existing tenants, or negative market conditions that may affect our existing tenants could have an adverse impact on our ability to attract new tenants, relet space, collect rent or renew leases, and thus could adversely affect our cash flow from operations and inhibit growth.
Our cash flow from operations depends on the ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:

•	lack of demand for space in the areas where our Properties are located

•	inability to retain existing tenants and attract new tenants

•	oversupply of or reduced demand for space and changes in market rental rates

•	defaults by our tenants or their failure to pay rent on a timely basis

•	the need to periodically renovate and repair our space

•	physical damage to our Properties

•	economic or physical decline of the areas where our Properties are located

•	potential risk of functional obsolescence of our Properties over time

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

If our tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is relet, may have terms that are less economically favorable to us than current lease terms, or may require us to incur significant costs, such as for renovations, tenant improvements or lease transaction costs.

Any of these events could adversely affect our cash flow from operations and our ability to make expected distributions to shareholders and service our indebtedness.

A significant portion of our costs, such as real estate taxes, insurance costs, and debt service payments, generally are not reduced when circumstances cause a decrease in cash flow from our Properties.

We may not be able to compete successfully with other entities that operate in our industry.
We experience a great deal of competition in attracting tenants for our Properties and in locating land to develop and properties to acquire.

In our effort to lease our Properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

If the availability of land or high quality properties in our markets diminishes, our operating results could be adversely affected.

We may experience increased operating costs, which could adversely affect our operations.
Our Properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs and maintenance of our Properties. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.

Our ability to achieve growth in operating income depends in part on our ability to develop properties which may suffer under certain circumstances.
We intend to continue to develop properties where warranted by market conditions. The decline in demand for real estate has reduced the amount of development we are undertaking. We have a number of ongoing development projects and a number of land projects being readied for development.

These projects include the proposed One Pennsylvania Plaza project, a proposed 1.3 million square foot office tower in Philadelphia’s central business district, which is discussed below.

Additionally, our general construction and development activities include the risks that:

•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property

•	construction costs may exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because we may not be able to increase rents to compensate for the increase in construction costs

•	some developments may fail to achieve expectations, possibly making them unprofitable

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project

•	we may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred. If we determine to alter or discontinue our development efforts, future costs of the investment may be expensed as incurred rather than capitalized and we may determine the investment is impaired resulting in a loss

•	we may expend funds on and devote management’s time to projects which we do not complete

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in lower than projected rental rates with the result that our investment is not profitable

Our One Pennsylvania Plaza project is subject to a number of risks related to its development, construction and leasing.
The One Pennsylvania Plaza project represents an investment, as of December 31, 2003, of approximately $64.5 million. The Company acquired the land for the project in late 2000 with the intention to build a state of the art office tower to meet identified demand for office space in Philadelphia arising from a series of lease expirations of large commercial tenants in Philadelphia’s central business district during the 2005 to 2007 time frame. The project faces numerous challenges, including market conditions characterized by soft tenant demand. This condition has had an adverse impact on market rental rates and the resale value of Class A office buildings. Additionally, another new office tower project (725,000 square feet) located near the central business district has announced that it has substantial pre-leasing commitments. Although the Company does not believe that, as a result of its location, the other proposed tower is directly competitive with One Pennsylvania Plaza, the other tower does offer state and local tax incentives that may make it attractive to certain tenants and therefore creates additional leasing alternatives for tenants that will further weaken the rental market in the central business district.

The Company is currently exploring its ability to offer similar tax incentives by having its project site designated a Keystone Opportunity Zone or a Keystone Opportunity Improvement Zone (individually or collectively a “KOZ”) by the Commonwealth of Pennsylvania and the City of Philadelphia. A KOZ offers tax abatements or credits to companies that relocate or remain in KOZs. Specifically, businesses within the KOZ typically do not pay city or state taxes (i.e. real estate and corporate taxes). A KOZ designation requires an extensive approval process at the local and state level, as well as legislative approval and, once made, is effective for 15 years. The proposal to designate the Company’s project site as a KOZ has provoked extensive public debate and opposition from owners of existing office buildings. The designation of the project site as a KOZ would be helpful in attracting certain types of tenants who would be able to qualify for the benefits of the KOZ because they meet certain requirements.

As previously noted, the Company anticipates that it will attempt to attract tenants from among the substantial number of tenants whose leases expire in Philadelphia’s central business district during the period from 2005 to 2007. In order to benefit from this opportunity, substantial leasing of One Pennsylvania Plaza would need to occur during 2004. The Company will not commence construction without an acceptable level of pre-leasing.

Development of a project such as One Pennsylvania Plaza is subject to the general development and construction risks noted above. Those risks are magnified by the size of the project, anticipated to be approximately $425 million, and include construction risks associated with undertaking a construction project with the engineering and design complexities of a 58-story office tower. The project also bears the investment risk that the market value of this 1.3 million square foot office tower may not support the construction costs of $330 per square foot. Recent sales prices for several modern office towers, which were constructed on average 15 years ago, in Philadelphia’s central business district, are estimated to be an average price of $183 per square foot.

If the Company is unsuccessful in its leasing efforts, it may postpone, downsize or abandon the project with the result that future costs of the investment may be expensed as incurred rather than capitalized, and the Company may determine its investment is impaired, resulting in a loss.

The Company has not commenced construction of this project but is in detailed discussions with various prospective tenants, some of which would lease enough space to justify the commencement of construction. However at this time, the Company has not entered into a lease with any tenant and cannot give any assurance that it will do so.

We face risks associated with property acquisitions.
We acquire individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price

•	acquired properties may fail to perform as expected

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates

•	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Many of our Properties are concentrated in our primary markets, and we therefore may suffer economic harm as a result of adverse conditions in those markets.
Our Properties are located principally in specific geographic areas in the Mid-Atlantic, Southeastern and Midwestern United States. Due to the concentration of our Properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.
In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of taxable income to shareholders each year, and thus cannot reinvest this portion of income in the business. As a result, retained cash flows are somewhat limited and we rely on proceeds from Property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources we rely on. There is no guarantee that we will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets

•	our own financial structure and performance

•	the market’s opinion of REITs in general

•	the market’s opinion of REITs that own properties like ours

We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.
Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $350 million credit facility and unsecured notes, as well as, at December 31, 2003, approximately $125.7 million in outstanding mortgage indebtedness, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our credit facility and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $350 million credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under this credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future developments, acquisitions, or repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt.
We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures.

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

We may suffer economic harm if our enterprise resource planning software implementation experiences interruptions or delays.
On January 1, 2004 we launched an enterprise resource planning system for our business. It is anticipated that the enterprise resource planning system will continue to be implemented throughout the Company in 2004. The objective of the new information technology system is to improve our performance by achieving a number of specific financial and operational measures. The new information technology system has been designed to provide us with a stable, long-term platform enabling us to deliver value to our tenants through information sharing and electronic commerce as these issues become more important in future periods.

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
We carry insurance coverage on our Properties of the type and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our Properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties. Our existing property and liability policies expire in May 2004. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.

We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. For example, we may not be insured for losses resulting from acts of war, certain acts of terrorism, or from environmental liabilities. If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a Property, as well as any future revenue from the Property. We would nevertheless remain obligated on any mortgage indebtedness or other obligations related to the Property.

Potential liability for environmental contamination could result in substantial costs.
Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our Properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders because:

•	as owner or operator, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination

•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination

•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs

•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs

These costs could be substantial. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Changes in laws increasing the potential liability for environmental conditions existing at our Properties may result in significant unanticipated expenditures.

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

•	the environmental assessments and updates did not identify all potential environmental liabilities

•	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments

•	new environmental liabilities have developed since the environmental assessments were conducted

•	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us

While we test indoor air quality on a regular basis and have an ongoing maintenance program in place to address this aspect of property operations, inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our Properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

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

Risks Related to Our Organization and Structure

We have elected REIT status under the federal tax laws, and could suffer adverse consequences if we fail to qualify as a REIT.
We have elected REIT status under federal tax laws and have taken the steps known to us to perfect that status, but we cannot be certain that we qualify, or that we will remain qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), as to which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the related income tax regulations is greater in the case of a REIT that holds its assets in partnership form, as we do. Moreover, no assurance can be given that new tax laws will not significantly affect our qualification as a REIT or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the business.

If we fail to qualify as a REIT in any taxable year, the distributions to shareholders would not be deductible when computing taxable income. If this happened, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, we could be prevented from qualifying as a REIT for the four years following the year in which we were disqualified. Further, if we requalified as a REIT after failing to qualify, we might have to pay the full corporate-level tax on any unrealized gain in our assets during the period we were not qualified as a REIT. We would then have to distribute to our shareholders the earnings we accumulated while we were not qualified as a REIT. These additional taxes would reduce our funds available for distribution to our shareholders. In addition, while we were disqualified as a REIT, we would not be required by the Internal Revenue Code to make distributions to our shareholders. A failure by the Company to qualify as a REIT and the resulting requirement to pay taxes and interest (and perhaps penalties) would cause us to default under various agreements to which we are a party, including under our credit facility, and would have a material adverse effect on our business, prospects, results of operations, earnings, financial condition and our ability to make distributions to shareholders.

Future economic, market, legal, tax or other considerations may cause our Board of Trustees to revoke our election to qualify as a REIT. This decision requires the consent of the holders of a majority of the voting interests of all of our outstanding Common Shares.

Risks associated with potential borrowings necessary to make distributions to qualify as a REIT.
We intend to make distributions to shareholders to comply with the distribution provisions of the Code necessary to maintain qualification as a REIT and to avoid income taxes and the non-deductible excise tax. Under certain circumstances, we may be required to borrow funds to meet the distribution requirements necessary to achieve the tax benefits associated with qualifying as a REIT. In such circumstances, we might need to borrow funds to avoid adverse tax consequences, even if our management believes that the prevailing market conditions are not generally favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

Certain officers of the Trust may not have the same interests as shareholders as to certain tax laws.
Certain officers of the Trust own Common Units. These units may be exchanged for our Common Shares. The officers who own those units and have not yet exchanged them for our Common Shares may suffer different and more adverse tax consequences than holders of our Common Shares suffer in certain situations:

•	when certain of our Properties are sold

•	when debt on those Properties is refinanced

•	if we are involved in a tender offer or merger

The Trust also owns units in the Operating Partnership. Because the Trust, as well as the certain officers who own units, face different consequences than shareholders do, the Trust and those officers may have different objectives as to these transactions than shareholders do.

Certain aspects of our organization could have the effect of restricting or preventing a change of control of our Company, which could have an adverse effect on the price of our shares.
Our charter contains an ownership limit on shares. To qualify as a REIT, five or fewer individuals cannot own, directly or indirectly, more than 50% in value of the outstanding shares of beneficial interest. To this end, our Declaration of Trust, among other things, generally prohibits any holder of the Trust’s shares from owning more than 5% of the Trust’s outstanding shares of beneficial interest, unless that holder gets the consent from the Board of Trustees. This limitation could prevent the acquisition of control of the Company by a third party without the consent from the Board of Trustees.

We have a staggered board and certain restrictive nominating procedures. The Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class I, Class II and Class III trustees expire in 2004, 2005 and 2006, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control was in the shareholders’ interest.

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

Transactions by the Trust of the Operating Partnership could adversely affect debt holders.
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

ITEM 2.     PROPERTIES

The Properties in Operation, as of December 31, 2003, consisted of 406 industrial and 267 office properties. Single tenants completely occupy 237 Properties in Operation. The Company generally provides a reduced level of service in connection with the operation or maintenance of these properties. The remaining 436 of the Company’s Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.

As of December 31, 2003, the industrial Properties in Operation were 92.9% leased. The average building size for the industrial Properties in Operation is 86,386 square feet. As of December 31, 2003, the office Properties in Operation were approximately 89.6% leased. The average building size for the office Properties in Operation is 69,654 square feet.

A complete listing of the Properties in Operation appears as Schedule III to the financial statements of the Company included in this report. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2003 (in thousands, except percentages).

	TYPE		NET RENT	SQUARE FEET	% LEASED
Delaware Valley	Industrial	-Distribution	$11,963	2,170	90.3%
		-Flex	30,306	3,212	92.9%
	Office		104,375	7,346	91.5%

	Total		$146,644	12,728	91.6%

Midwest	Industrial	-Distribution	$37,406	9,656	93.3%
		-Flex	43,401	5,835	91.9%
	Office		49,232	4,025	87.3%

	Total		$130,039	19,516	91.6%

Mid-Atlantic	Industrial	-Distribution	$26,611	6,722	95.2%
		-Flex	8,516	1,057	91.4%
	Office		47,377	3,964	90.8%

	Total		$82,504	11,743	93.4%

Florida	Industrial	-Distribution	$12,591	3,149	92.5%
		-Flex	21,353	3,101	91.2%
	Office		31,728	2,831	88.0%

	Total		$65,672	9,081	90.7%

United Kingdom	Industrial	-Distribution	$—	—	—
		-Flex	4,572	170	100.0%
	Office		10,729	432	79.5%

	Total		$15,301	602	85.3%

TOTAL	Industrial	-Distribution	$88,571	21,697	93.5%
		-Flex	108,148	13,375	92.1%
	Office		243,441	18,598	89.6%

	Total		$440,160	53,670	91.8%

The expiring square feet and annual net rent by year for the above Properties in Operation as of December 31, 2003 are as follows (in thousands, except percentages):

	INDUSTRIAL-
	DISTRIBUTION		INDUSTRIAL-FLEX		OFFICE		TOTAL
	SQUARE	ANNUAL	SQUARE	ANNUAL	SQUARE	ANNUAL	SQUARE	ANNUAL
YEAR	FEET	NET RENT	FEET	NET RENT	FEET	NET RENT	FEET	NET RENT
2004	1,757	$7,978	2,172	$17,670	2,265	$31,100	6,194	$56,748
2005	2,372	11,724	2,023	17,064	2,909	41,958	7,304	70,746
2006	2,255	10,072	2,087	21,470	1,572	22,442	5,914	53,984
2007	2,623	12,788	1,345	13,546	1,688	25,682	5,656	52,016
2008	3,321	14,008	2,135	21,048	2,295	34,894	7,751	69,950
2009	1,580	8,002	1,025	9,713	1,713	29,081	4,318	46,796
Thereafter	6,368	35,637	1,526	16,818	4,226	83,128	12,120	135,583

Total	20,276	$100,209	12,313	$117,329	16,668	$268,285	49,257	$485,823

Total Square Feet	21,697		13,375		18,598		53,670

Percent of Total Annual Net Rent		20.6%		24.2%		55.2%		100.0%

The table below highlights the Company’s top ten office tenants and the top ten industrial tenants.

	PERCENTAGE		PERCENTAGE
TOP 10 OFFICE TENANTS	OF NET RENT	TOP 10 INDUSTRIAL TENANTS	OF NET RENT
The Vanguard Group, Inc.	4.0%	TJX Corp.	1.1%
GlaxoSmithKline	1.9%	Kellogg Company	1.1%
PPL Energyplus LLC	1.6%	The Government of the United States of America	0.8%
Aetna U.S. Healthcare Inc.	1.4%	Vistakon Division of Johnson & Johnson	0.7%
PNC Bank	1.2%	DSC Logistics	0.6%
Capital One Services, Inc.	1.2%	Fieldcrest Cannon Sure Fit, Inc.	0.5%
Express Scripts, Inc.	1.2%	Dial Corporation	0.5%
Sanofi Winthrop, Inc.	1.2%	Georgia-Pacific Corporation	0.5%
Citicorp North America, Inc.	1.1%	Spectrum Supply Chain Services	0.4%
General Motors Acceptance Corp.	1.0%	Hewlett-Packard Company	0.4%

	15.8%		6.6%

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

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

			DIVIDENDS
			DECLARED PER
	HIGH	LOW	COMMON SHARE
2003
First Quarter	$32.30	$28.91	$0.60
Second Quarter	34.91	30.72	0.60
Third Quarter	36.98	33.50	0.605
Fourth Quarter	38.90	35.45	0.605
2002
First Quarter	$32.90	$28.88	$0.59
Second Quarter	35.17	31.24	0.59
Third Quarter	34.65	27.60	0.60
Fourth Quarter	32.21	28.00	0.60

As of February 24, 2004, the Common Shares were held by 1,292 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted quarterly dividends.

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

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	YEAR ENDED DECEMBER 31,
In thousands, except per share data	2003	2002	2001	2000	1999
		(Restated) (1)
Total operating revenue	$625,032	$593,444	$572,896	$522,637	$461,030
Income from continuing operations	$150,778	$152,542	$164,295	$159,535	$140,714
Income available to common shareholders (1)	$163,610	$150,237	$155,537	$148,271	$130,324

Basic:
Income from continuing operations	$1.92	$1.88	$2.16	$2.20	$1.95
Extraordinary item	$—	$—	$—	$(0.03)	$(0.02)
Income from discontinued operations	$0.16	$0.12	$0.03	$0.03	$0.03
Income per common share — basic	$2.08	$2.00	$2.19	$2.20	$1.96
Diluted:
Income from continuing operations	$1.89	$1.85	$2.12	$2.17	$1.94
Extraordinary item	$—	$—	$—	$(0.03)	$(0.02)
Income from discontinued operations	$0.16	$0.12	$0.03	$0.03	$0.03
Income per common share — diluted	$2.05	$1.97	$2.15	$2.17	$1.95

Distributions paid per common share	$2.405	$2.37	$2.30	$2.13	$1.87
Distributions paid per preferred share	$—	$1.82	$2.20	$2.20	$2.20
Weighted average number of shares outstanding — basic (2)	78,575	75,041	71,184	67,442	66,495
Weighted average number of shares outstanding — diluted (3)	79,868	76,272	73,580	68,173	66,727

Balance Sheet Data	DECEMBER 31,
In thousands	2003	2002	2001	2000	1999
Net real estate	$3,560,556	$3,394,799	$3,247,527	$3,105,826	$2,880,538
Total assets	3,834,008	3,627,061	3,552,825	3,396,355	3,118,133
Total indebtedness	1,885,866	1,866,187	1,753,131	1,703,896	1,491,238
Shareholders’ equity	1,544,897	1,354,431	1,419,321	1,317,368	1,295,479

Other Data	YEAR ENDED DECEMBER 31,
Dollars in thousands	2003	2002	2001	2000	1999
		(Restated) (5)
Cash provided by operating activities	$260,666	$288,243	$303,846	$240,735	$212,421
Cash used in investing activities	(191,988)	(165,604)	(233,856)	(308,750)	(238,778)
Cash (used) provided by financing activities	(58,111)	(131,818)	(55,747)	63,589	21,030
Funds from operations available to common shareholders (4)(5)	280,921	260,750	262,782	234,194	210,982
Total leaseable square footage of properties at end of period (in thousands)	53,670	51,062	49,771	48,216	46,219
Number of properties at end of period	673	652	645	652	634
Percentage leased at end of period	92%	91%	94%	96%	95%

(1)	Income available to common shareholders for the year ended December 31, 2002 was restated ($4.2 million) as a result of SEC guidance requiring the excess of redemption over carrying value associated with a redeemed preferred share offering to be treated as a reduction in income available to common shareholders.

(2)	Basic weighted average number of shares includes only vested Common Shares outstanding during the year.

(3)	Diluted weighted average number of shares outstanding includes the dilutive effect of outstanding options for the year ended December 31, 2003 and 2002. For the year ended December 31, 2001 such number includes the dilutive effect of outstanding options and the dilutive effect of Convertible Debentures (the “Convertible Debentures”) see Note 6 to the Company’s financial statements. For the years ended December 31, 2000, and 1999, such number includes the dilutive effect of outstanding options yet excludes Common Shares issuable upon conversion of the Convertible Debentures, because to do so would have been antidilutive. The Convertible Debentures matured in July 2001.

(4)	The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of

Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REIT’s since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.

(5)	During the year ended December 31, 2003, NAREIT published guidance requiring impairment writedowns to be included in Funds from operations available to common shareholders. As a result, Funds from operations available to common shareholders for the year ended December 31, 2002 decreased by $11.3 million. Additionally, 2002’s Funds from operations available to common shareholders was reduced by the $4.2 million excess of preferred share redemption over carrying amount. See footnote (1) above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns and operates 406 industrial and 267 office Properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States.

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

In 2003 the Company experienced the effects of a generally slow economy and a particularly difficult real estate market for landlords. These circumstances impacted many aspects of the Company’s business.

Our Properties in Operation, which represents over 90% of our revenue, were subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs related to tenant inducements (e.g. tenant improvement costs). In the face of these conditions, the Company successfully leased 12.5 million square feet and attained occupancy of 91.8%, which it believes represents performance which is substantially better than market. However, property level operating income for the “Same Store” properties (properties owned since January 1, 2002) declined when compared to year end 2002 by 2.1% on a straight line basis and 1.9% on a cash basis. The trend as to occupancy, rental rate and transaction costs remained generally consistent from quarter to quarter in 2003. See further discussion of Same Store results below. The Company believes that, although 2004 will be a year of transition, these trends for the Properties in Operation — downward pressure on rents, upward pressure on transaction costs — will continue in the aggregate, notwithstanding improvements in some markets. Nevertheless, the Company is hopeful that it will see some improvement in overall occupancy in the latter part of the year.

The conditions in 2003 for the acquisition of properties were very competitive. The Company, however, acquired 16 buildings representing 1.6 million square feet and a Total Investment of $110.4 million. These acquisitions generally served to increase the presence or balance the product mix in markets the Company believes to have significant potential. In 2004, the Company believes that the level of acquisitions will be in the $100 to $200 million range and will represent a positive contribution to earnings.

Dispositions of Properties which no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds continued in 2003. During 2003, the Company sold $40.8 million in operating Properties. The Company anticipates that dispositions will continue at this level or moderately higher in 2004.

In 2003, the Company continued to pursue development opportunities, although principally on a build-to-suit basis. The Company delivered $204.7 million of development properties and initiated development of $143.8 million. This “pipeline” of development properties is at a relatively low level as compared to the Company’s historical pace of development. The Company believes that in 2004 build-to-suit activity will continue and that conditions in certain markets may support the initiation of inventory projects (i.e. projects that are less than 75% leased prior to the commencement of construction). The Company is also hopeful that it will be in a position in 2004 to initiate its proposed high-rise in Philadelphia’s central business district, One Pennsylvania Plaza. The Company is in detailed discussions with various prospective tenants, some of whom are significant enough to justify the commencement of the development of the proposed 1.3 million square foot office tower. However, at this time, the Company has not entered into a lease with any tenant. The land and project costs associated with this project represent a substantial investment by the Company.

Results for the year ended December 31, 2002 have been restated to reflect guidance and clarifications by the Securities and Exchange Commission (“SEC”). The SEC’s July 31, 2003 clarification of certain issues surrounding EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” requires the excess of preferred share redemption over carrying amount to be classified as a reduction in income available to common shareholders. The Company redeemed its Series A Preferred Shares during the third quarter of 2002, and recorded the redemption in accordance with GAAP at that time. The application of the guidance has resulted in a $.05 decrease in income per common share — diluted for the year ended December 31, 2002.

Forward-Looking Statements

When used throughout this report, the words “believes,” “anticipates,” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; and the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Critical Accounting Policies and Estimates

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

Capitalized Costs
Expenditures directly related to the acquisition, or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year from the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the year ended December 31, 2003 was $10.9 million. Included in capitalized interest costs are the interest costs relating to the Company’s $64.5 million investment (as of December 31, 2003) in its proposed office tower in Philadelphia’s central business district.

Allowance for Doubtful Accounts
 The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2003 and 2002, the Company’s allowance for doubtful accounts totaled $5.7 million and $6.2 million, respectively. For the year ended December 31, 2003, the Company’s bad debt expense totaled $1.8 million as compared to $2.6 million for the year ended December 31, 2002, or 0.3% of operating revenue for 2003 compared to 0.4% for 2002.

Impairment of Real Estate
 The Company evaluates its real estate investments upon occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The Company recognized a $5.3 million asset impairment loss in 2002 on three parcels of land. In addition, during the year ended December 31, 2002, the Company recognized a $6.0 million impairment loss on assets held for sale. This loss was subsequently realized during 2002 upon the disposal of those assets held for sale. The determination of whether impairment exists requires the Company to make estimates, judgments and assumptions about the future utility of the assets. The Company has evaluated each of the Properties and land held for development and has determined that there are no additional valuation adjustments that need to be made at December 31, 2003.

Results of Operations

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2003 with the results of operations of the Company for the year ended December 31, 2002, and the results of operations of the Company for the year ended

December 31, 2002 with the results of operations of the Company for the year ended December 31, 2001. As a result of the varying level of development, acquisition and disposition activities by the Company in 2003 and 2002, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002.
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2003 increased to $3,737.7 million from $3,465.4 million at December 31, 2002. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense. Interest expense also increased due to the increased borrowings used to fund this increased investment in real estate.

Total operating revenue increased to $625.0 million for the year ended December 31, 2003 from $593.4 million for the year ended December 31, 2002. This $31.6 million increase was primarily due to the net increase in investment in real estate. In addition, during 2003, the Company accepted “Termination Fees” totaling $14.1 million as compared to $8.4 million for the same period in 2002. “Termination Fees” are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $377.6 million for the year ended December 31, 2003 from $385.9 million for the year ended December 31, 2002, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $370.5 million for the year ended December 31, 2003 from $377.5 million for the year ended December 31, 2002 on a cash basis. These decreases of 2.1% and 1.9%, respectively, are primarily due to decreases in rental rates. At December 31, 2003, the occupancy of the Same Store portfolio was flat as compared to December 31, 2002 at 92.4%.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 603 properties totaling approximately 46.6 million square feet owned since January 1, 2002.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2003 and 2002. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Resource section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the equity REIT’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income.

	Year Ended December 31,
	2003	2002
	(in thousands)
Same Store:
Rental revenue	$388,433	$393,313

Operating expenses:
Rental property expense	113,918	104,886
Real estate taxes	55,073	53,558
Operating expense recovery	(158,136)	(150,983)

Unrecovered operating expenses	10,855	7,461

Property level operating income	377,578	385,852
Less straight line rent	7,120	8,337

Cash basis property level operating income	$370,458	$377,515

Reconciliation of non-GAAP financial measure:
Property level operating income — same store	$377,578	$385,852
Property level operating income — properties purchased or developed subsequent to January 1, 2002	46,918	27,283
Termination fees	14,078	8,389
General and administrative expense	(28,402)	(21,907)
Depreciation and amortization expense	(122,602)	(109,661)
Other income (expense)	(116,519)	(107,516)
Gain (loss) on property dispositions	447	(9,300)
Income taxes	(2,326)	(656)
Minority interest	(20,138)	(20,197)
Equity in earnings of unconsolidated joint ventures	1,744	255
Discontinued operations, net of minority interest	12,832	9,123

Net income	$163,610	$161,665

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements). The property level operating income for the United Kingdom and Florida segments increased by 43.1% and 14.3%, respectively, for the year ended December 31, 2003 as compared to 2002. The increase in the United Kingdom is due to the purchase of Rouse Kent Limited on July 1, 2003. The increase in Florida is due to an increase in occupancy during 2003 as compared to 2002. These increases are partially offset by a decrease in the operating results of the Delaware Valley segment due to the disposition of Properties during the fourth quarter of 2002 to Liberty Venture I, LP (see Note 4 to the Company’s financial statements).

General and administrative expenses increased to $28.4 million for the year ended December 31, 2003 from $21.9 million for the year ended December 31, 2002. These increases are primarily due to costs relating to the Company’s investment in an enterprise resource planning initiative to update company wide accounting and business process software and due to the expense from the accelerated vesting of restricted stock and options related to the death of former Chairman Willard G. Rouse III.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the year ended December 31, 2003 was $10.9 million as compared to $16.5 million for the year ended December 31, 2002. Included in capitalized interest costs are the interest costs relating to the Company’s $64.5 million investment (as of December 31, 2003) in its proposed office tower in Philadelphia’s central business district. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income increased to $163.6 million for the year ended December 31, 2003 from $161.7 million for the year ended December 31, 2002.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001.
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2002 increased to $3,465.4 million from $3,301.9 million at December 31, 2001. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense. Interest expense also increased due to the increased borrowings used to fund this increased investment in real estate.

Total operating revenue increased to $593.4 million for the year ended December 31, 2002 from $572.9 million for the year ended December 31, 2001. This $20.5 million increase was primarily due to the net increase in investment in real estate as discussed above. In addition, during 2002, the Company accepted Termination Fees totaling $8.4 million as compared to $0.4 million for the same period in 2001. Termination Fees are included in rental revenue.

Property level operating income, exclusive of Termination Fees, for the “Prior Year Same Store” (as defined below) properties decreased to $356.9 million for the year ended December 31, 2002 from $363.3 million for the year ended December 31, 2001, on a straight line basis and decreased to $351.2 million for the year ended December 31, 2002 from $355.5 million for the year ended December 31, 2001 on a cash basis. These decreases of 1.8% and 1.2%, respectively, are primarily due to decreases in occupancy. At December 31, 2002, the occupancy of the Prior Year Same Store portfolio was 91.9% as compared to 94.1% December 31, 2001.

Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 581 properties totaling approximately 43.0 million square feet owned since January 1, 2001.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2002 and 2001. Prior Year Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see Liquidity and Resource section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the equity REIT’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income.

	Year Ended December 31,
	2002	2001
Prior Year Same Store:	(in thousands)
Rental revenue	$364,023	$368,949

Operating expenses:
Rental property expense	98,872	101,720
Real estate taxes	51,076	50,554
Operating expense recovery	(142,782)	(146,643)

Unrecovered operating expenses	7,166	5,631

Property level operating income	356,857	363,318
Less straight line rent	5,642	7,815

Cash basis property level operating income	$351,215	$355,503

Reconciliation of non-GAAP financial measure:
Property level operating income — prior year same store	$356,857	$363,318
Property level operating income — properties purchased or developed subsequent to January 1, 2001	56,278	42,939
Termination fees	8,389	406
General and administrative expense	(21,907)	(20,683)
Depreciation and amortization expense	(109,661)	(101,147)
Other income (expense)	(107,516)	(103,219)
(Loss) gain on property dispositions	(9,300)	2,115
Income taxes	(656)	(386)
Minority interest	(20,197)	(19,048)
Equity in earnings of unconsolidated joint ventures	255	—
Discontinued operations, net of minority interest	9,123	2,242

Net income	$161,665	$166,537

General and administrative expenses increased to $21.9 million for the year ended December 31, 2002 from $20.7 million for the year ended December 31, 2001. These increases are primarily due to annual salary increases and the ongoing funding of marketing initiatives.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the year ended December 31, 2002 was $16.5 million as compared to $22.3 million for the year ended December 31, 2001. Included in capitalized interest costs were the interest costs relating to the Company’s $57.3 million investment (as of December 31, 2002) in its proposed office tower in Philadelphia’s central business district. Capitalized salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income decreased to $161.7 million for the year ended December 31, 2002 from $166.5 million for the year ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash and cash equivalents of $37.1 million, including $15.3 million in cash held in escrow.

Net cash flow provided by operating activities decreased to $260.7 million for the year ended December 31, 2003 from $288.2 million for the year ended December 31, 2002. This $27.5 million decrease was primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities increased to $192.0 million for the year ended December 31, 2003 from $165.6 million for the year ended December 31, 2002. This increase primarily resulted from an increased investment in properties compared to activity in 2002 and the decreased disposition activity in 2003, offset by decreased investment in development in progress and land held for development.

Net cash used by financing activities decreased to $58.1 million for the year ended December 31, 2003 from $131.8 million for the year ended December 31, 2002. This $73.7 million decrease was primarily due to the redemption of preferred shares in 2002. Net cash provided by or used by financing activities includes proceeds from the issuance of equity and debt, net of debt repayments, shareholder distributions, and the redemption of preferred shares. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company believes that its cash flow from operations is adequate to fund its operating needs.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the year ended December 31, 2002, these activities were funded through a $450 million unsecured credit facility (the “$450 million Credit Facility”), which was replaced in January 2003, with a $350 million Credit Facility (the “$350 million Credit Facility”). The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires in January 2006.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of December 31, 2003 the Company’s debt to gross assets ratio was 42.7%, and the earnings to fixed charge coverage ratio was 2.8x. Debt to gross assets equals total long-term debt and borrowings under the $350 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred shares and units.

As of December 31, 2003, $363.9 million in mortgage loans and $1,355.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.3%. The interest rates on $1,652.4 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $66.5 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.8 years.

In 2004, $100.0 million principal amount of unsecured debt bearing interest at 7.1% will mature. In addition, $61.8 million in mortgage loans with various interest rates will mature during 2004. The Company anticipates that it will refinance or retire these maturities through its available sources of capital.

The Company’s contractual obligations, as of December 31, 2003, are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
					MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt	$1,885,866	$170,731	$439,049	$145,877	$1,130,209
Share of mortgage debt of unconsolidated joint ventures	20,820	—	—	—	20,820
Property development commitments	75,545	34,037	41,508	—	—
Joint venture capital commitments	3,370	2,477	—	—	893
Other obligations	1,500	1,500	—	—	—

Total	$1,987,101	$208,745	$480,557	$145,877	$1,151,922

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

In 2003, the Company received approximately $99.5 million in net proceeds from the issuance of 2.7 million Common Shares. The Company used the net proceeds from the issuance of Common Shares to pay down borrowings under the $350 million Credit Facility which was used to fund development and acquisition activity.

In September 2003, the quarterly Common Share dividend was increased to $0.605 per share from $0.60 per share. The Company’s annual Common Share dividend paid was $2.405 per share, $2.37 per share and $2.30 per share in 2003, 2002 and 2001, respectively. In 2003, the Company’s dividend payout ratio was approximately 72% of Funds from operations (as defined below).

The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of February 24, 2004, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $324.3 million in debt securities.

Investment in Unconsolidated Joint Ventures
As of December 31, 2003, the Company had investments in four unconsolidated joint ventures, totaling $19.6 million.

Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REIT’s since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
	(As Restated)
Reconciliation of net income to FFO — basic:
Net income	$163,610	$161,665	$166,537
Preferred share distributions	—	(7,242)	(11,000)
Excess of preferred share redemption over carrying amount (2)	—	(4,186)	—

Basic — Income available to common shareholders	163,610	150,237	155,537
Basic — income available to common shareholders per weighted average share	$2.08	$2.00	$2.19

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	663	83	—
Depreciation and amortization	120,826	109,063	100,801
Impairment loss (2)	—	(11,281)	—
(Gain) loss on property dispositions	(11,822)	4,845	(2,115)
Minority interest share in addback for depreciation and amortization, (gain) loss on property dispositions, and loss on impairment	(4,858)	(4,930)	(5,146)

Funds from operations available to common shareholders — basic	$268,419	$248,017	$249,077

Basic Funds from operations available to common shareholders per weighted average share	$3.42	$3.31	$3.50

Reconciliation of net income to FFO — diluted:
Net income	$163,610	$161,665	$166,537
Preferred share distributions	—	(7,242)	(11,000)
Excess of preferred share redemption over carrying amount (2)	—	(4,186)	—

Diluted — income available to common shareholders	163,610	150,237	155,537
Diluted — income available to common shareholders per weighted average share	$2.05	$1.97	$2.15

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	663	83	—
Depreciation and amortization	120,826	109,063	100,801
Impairment loss (2)	—	(11,281)	—
(Gain) loss on property dispositions	(11,822)	4,845	(2,115)
Minority interest less preferred share distributions	7,644	7,803	8,559

Funds from operations available to common shareholders — diluted	$280,921	$260,750	$262,782

Diluted Funds from operations available to common shareholders per weighted average share (1)	$3.36	$3.26	$3.42

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	78,575	75,041	71,184
Dilutive shares for long term compensation plans	1,293	1,231	2,396

Diluted shares for net income calculations	79,868	76,272	73,580
Weighted average common units	3,693	3,824	4,053

Diluted shares for Funds from operations calculations	83,561	80,096	77,633

(1) For the year ended December 31, 2001, add interest and amortization of deferred financing costs on debentures of $2,587 to calculate diluted Funds from operations available to common shareholders per weighted average share.

(2) Income available to common shareholders for the year ended December 31, 2002 has been restated to reflect recent guidance and clarifications by the SEC. The SEC’s July 31, 2003 clarification of certain issues surrounding EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” requires the excess of preferred share redemption over carrying amount to be classified as a reduction in income available to common shareholders. The Company redeemed its Series A Preferred Shares during the year ended December 31, 2002, and recorded the redemption in accordance with US GAAP at the time.

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

The Company is exposed to market risk related to its $350 million Credit Facility and certain other indebtedness as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The interest on the $350 million Credit Facility and such other indebtedness is subject to fluctuations in the market.

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

If the interest rates for variable rate debt were 100 basis points higher or lower during 2003, the Company’s interest expense would have been increased or decreased by approximately $1.7 million. If the interest rate for the fixed rate debt maturing in 2004 was 100 basis points higher or lower than its current rate of 7.1%, the Company’s interest expense would be increased or decreased by approximately $600,000.

The sensitivity analysis above assumes no changes in the Company’s financial structure. It also does not consider future fluctuations in interest rates or the specific actions that might be taken by management to mitigate the impact of such fluctuations.

The Company is also exposed to currency risk on its $130.0 million net investment in the United Kingdom. The Company does not believe that this currency risk exposure is material to its financial statements.

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

We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders equity, and cash flows for the period ended December 31, 2003. Our audits also included the financial statements and schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2003, the Trust changed its accounting for stock-based employee compensation and adopted the provisions of EITF Topic D-42 - The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. As discussed in Note 14, in 2002 the Trust adopted the provisions of Statement of Financial Accounting Standards No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets.

Philadelphia, Pennsylvania February 6, 2004	/s/ Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	DECEMBER 31,
	2003	2002
ASSETS
Real estate:
Land and land improvements	$564,332	$504,808
Buildings and improvements	3,363,608	3,048,676
Less accumulated depreciation	(586,736)	(485,206)

Operating real estate	3,341,204	3,068,278

Development in progress	56,869	163,379
Land held for development	162,483	163,142

Net real estate	3,560,556	3,394,799

Cash and cash equivalents	21,809	7,933
Restricted cash	15,292	3,138
Accounts receivable	10,896	14,349
Deferred rent receivable	58,015	48,775
Deferred financing and leasing costs, net of accumulated amortization (2003 $89,650; 2002 $75,833)	98,506	71,544
Investments in unconsolidated joint ventures	19,631	14,963
Prepaid expenses and other assets	49,303	71,560

Total assets	$3,834,008	$3,627,061

LIABILITIES
Mortgage loans	$363,866	$315,263
Unsecured notes	1,355,000	1,418,924
Credit facility	167,000	132,000
Accounts payable	14,685	24,116
Accrued interest	31,622	32,571
Dividend payable	52,384	48,040
Other liabilities	96,887	93,277

Total liabilities	2,081,444	2,064,191

Minority interest	207,667	208,439

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 83,071,491 (includes 59,100 in treasury) and 76,484,612 (includes 59,100 in treasury) shares issued and outstanding as of December 31, 2003 and 2002, respectively	83	76
Additional paid-in capital	1,623,446	1,415,086
Accumulated other comprehensive income	14,710	2,842
Unearned compensation	(3,497)	(1,750)
Distributions in excess of net income	(88,518)	(60,496)
Common shares in treasury, at cost, 59,100 shares as of December 31, 2003 and 2002	(1,327)	(1,327)

Total shareholders’ equity	1,544,897	1,354,431

Total liabilities and shareholders’ equity	$3,834,008	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
	As Restated
	(Note 2)
OPERATING REVENUE
Rental	$451,970	$432,411	$413,884
Operating expense reimbursement	173,062	161,033	159,012

Total operating revenue	625,032	593,444	572,896

OPERATING EXPENSE
Rental property	124,327	112,092	110,439
Real estate taxes	62,131	59,828	55,794
General and administrative	28,402	21,907	20,683
Depreciation and amortization	122,602	109,661	101,147

Total operating expenses	337,462	303,488	288,063

Operating Income	287,570	289,956	284,833

OTHER INCOME (EXPENSE)
Interest and other income	7,388	8,509	6,713
Interest expense	(123,907)	(116,025)	(109,932)

Total other income (expense)	(116,519)	(107,516)	(103,219)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	171,051	182,440	181,614

Gain (loss) on property dispositions	447	(9,300)	2,115
Income taxes	(2,326)	(656)	(386)
Minority interest	(20,138)	(20,197)	(19,048)
Equity in earnings of unconsolidated joint ventures	1,744	255	—

Income from continuing operations	150,778	152,542	164,295

Discontinued operations, net of minority interest (including net gain on property dispositions of $11,958 and $6,959 for the years ended December 31, 2003 and 2002)	12,832	9,123	2,242

Net income	163,610	161,665	166,537

Preferred share distributions	—	7,242	11,000
Excess of preferred share redemption over carrying amount	—	4,186	—

Income available to common shareholders	$163,610	$150,237	$155,537

Earnings per share
Basic:
Income from continuing operations	$1.92	$1.88	$2.16
Income from discontinued operations	0.16	0.12	0.03

Income per common share — basic	$2.08	$2.00	$2.19

Diluted:
Income from continuing operations	$1.89	$1.85	$2.12
Income from discontinued operations	0.16	0.12	0.03

Income per common share — diluted	$2.05	$1.97	$2.15

Weighted average number of common shares outstanding
Basic	78,575	75,041	71,184
Diluted	79,868	76,272	73,580

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

						RETAINED
		COMMON		ACCUMULATED		EARNINGS	COMMON
		SHARES OF		OTHER		(DISTRIBUTIONS IN	SHARES	TOTAL
	PREFERRED	BENEFICIAL	ADDITIONAL	COMPREHENSIVE	UNEARNED	EXCESS OF NET	HELD IN	SHAREHOLDERS’
	SHARES	INTEREST	PAID-IN CAPITAL	INCOME	COMPENSATION	INCOME)	TREASURY	EQUITY
Shareholders’ equity at January 1, 2001	$120,814	$68	$1,223,191	$(3,437)	$(1,690)	$(20,251)	$(1,327)	$1,317,368
Net proceeds from the issuance of common shares	—	6	31,532	—	—	—	—	31,538
Conversion of debentures	—	—	70,209	—	—	—	—	70,209
Unearned compensation	—	—	—	—	634	—	—	634
Net income	—	—	—	—	—	166,537	—	166,537
Distributions on common shares	—	—	—	—	—	(166,719)	—	(166,719)
Distributions on preferred shares	—	—	—	—	—	(11,000)	—	(11,000)
Noncash compensation	—	—	1,488	—	—	—	—	1,488
Minority interest reclassification	—	—	9,930	—	—	—	—	9,930
Foreign currency translation adjustment	—	—	—	(664)	—	—	—	(664)

Balance at December 31,2001	120,814	74	1,336,350	(4,101)	(1,056)	(31,433)	(1,327)	1,419,321

Net proceeds from the issuance of common shares	—	2	67,563	—	—	—	—	67,565
Unearned compensation	—	—	—	—	(694)	—	—	(694)
Net income	—	—	—	—	—	161,665	—	161,665
Distributions on common shares	—	—	—	—	—	(179,300)	—	(179,300)
Distributions on preferred shares	—	—	—	—	—	(7,242)	—	(7,242)
Noncash compensation	—	—	2,640	—	—	—	—	2,640
Minority interest reclassification	—	—	8,533	—	—	—	—	8,533
Redemption of preferred shares (Restated, Note 2)	(120,814)	—	—	—	—	(4,186)	—	(125,000)
Foreign currency translation adjustment	—	—	—	6,943	—	—	—	6,943

Balance at December 31, 2002 (Restated, Note 2)	—	76	1,415,086	2,842	(1,750)	(60,496)	(1,327)	1,354,431

Net proceeds from the issuance of common shares	—	7	206,377	—	—	—	—	206,384
Unearned compensation	—	—	—	—	(1,747)	—	—	(1,747)
Net income	—	—	—	—	—	163,610	—	163,610
Distributions on common shares	—	—	—	—	—	(191,632)	—	(191,632)
Noncash compensation	—	—	4,624	—	—	—	—	4,624
Minority interest reclassification	—	—	(2,641)	—	—	—	—	(2,641)
Foreign currency translation adjustment	—	—	—	11,868	—	—	—	11,868

Balance at December 31,2003	$—	$83	$1,623,446	$14,710	$(3,497)	$(88,518)	$(1,327)	$1,544,897

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$163,610	$161,665	$166,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,102	110,891	102,626
Amortization of deferred financing costs	4,013	3,979	4,016
Equity in earnings of unconsolidated joint ventures	(1,744)	(255)	—
Minority interest in net income	20,733	20,657	19,171
(Gain) loss on property dispositions	(12,405)	2,341	(2,115)
Noncash compensation	2,877	1,946	2,122
Changes in operating assets and liabilities:
Restricted cash	(12,154)	624	(514)
Accounts receivable	3,670	1,121	(2,846)
Deferred rent receivable	(9,240)	(8,491)	(8,610)
Prepaid expenses and other assets	(3,638)	(17,797)	18,160
Accounts payable	(12,592)	5,059	3,385
Accrued interest	(949)	1,179	1,914
Other liabilities	(4,617)	5,324	—

Net cash provided by operating activities	260,666	288,243	303,846

INVESTING ACTIVITIES
Investment in properties	(145,997)	(129,825)	(57,990)
Cash paid for business, net of cash acquired	16,627	—	—
Investments in unconsolidated joint ventures	(4,918)	(1,655)	—
Distributions from unconsolidated joint ventures	3,145	—	—
Proceeds from disposition of properties/land	49,744	181,903	151,604
Investment in development in progress	(59,953)	(167,403)	(255,333)
Investment in land held for development	(27,650)	(29,838)	(54,002)
Increase in deferred leasing costs	(22,986)	(18,786)	(18,135)

Net cash used in investing activities	(191,988)	(165,604)	(233,856)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	206,384	67,565	31,538
Net proceeds from issuance of preferred units	—	22,954	—
Retirement of convertible debentures	—	—	(597)
Redemption of preferred shares	—	(125,000)	—
Proceeds from issuance of unsecured notes	3,683	148,062	246,242
Repayments of unsecured notes	(73,739)	(100,000)	—
Proceeds from mortgage loans	1,223	7,810	—
Repayments of mortgage loans	(15,436)	(9,310)	(31,782)
Proceeds from credit facility	453,950	444,000	305,200
Repayments on credit facility	(418,950)	(380,000)	(413,200)
Increase in deferred financing costs	(2,640)	(1,143)	—
Distributions paid on common shares	(187,293)	(176,924)	(162,118)
Distributions paid on preferred shares	—	(9,075)	(11,000)
Distributions paid on units	(25,293)	(20,757)	(20,030)

Net cash used by financing activities	(58,111)	(131,818)	(55,747)

Increase (decrease) in cash and cash equivalents	10,567	(9,179)	14,243
Increase (decrease) related to foreign currency translation	3,309	1,484	(5)
Cash and cash equivalents at beginning of year	7,933	15,628	1,390

Cash and cash equivalents at end of year	$21,809	$7,933	$15,628

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$13,187	$18,608	$33,567
Investment in unconsolidated joint ventures	—	13,053	—
Issuance of operating partnership units	1,151	—	—
Acquisition of properties	(56,083)	—	(9,888)
Assumption of mortgage loans	56,083	—	9,888
Conversion of convertible debentures	—	—	70,209

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST

1.	ORGANIZATION

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at December 31, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, and Midwestern United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The Consolidated Financial Statements of the Company include the Trust, the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. All significant intercompany transactions and accounts have been eliminated.

Reclassifications
Certain amounts from prior years have been restated to conform to current-year presentation.

Real Estate and Depreciation
The Properties are recorded at the lower of cost or fair value and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Buildings and improvements	40 years (blended)
Equipment	5-10 years
Tenant improvements	Term of the related lease

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

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in Deferred financing and leasing costs in the accompanying balance sheet, over the remaining term of the related leases.

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

Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 101 when the following conditions are met:

a)	the termination agreement is executed,

b)	the termination fee is determinable,

c)	all landlord services, pursuant to the terminated lease, have been rendered,

d)	collectibility of the termination fee is assured.

Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	2003			2002
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	INCOME	SHARES	PER	INCOME	SHARES	PER
	(NUMERATOR)	(DENOMINATOR)	SHARE	(NUMERATOR)	(DENOMINATOR)	SHARE
				(As Restated)
Income from continuing operations	$150,778			$152,542
Less: Preferred share distributions	—			(7,242)
Excess of preferred share redemption over carrying amount	—			(4,186)

Basic income from continuing operations
Income from continuing operations available to common shareholders	150,778	78,575	$1.92	141,114	75,041	$1.88

Dilutive shares for long-term compensation plans	—	1,293		—	1,231

Diluted income from continuing operations
Income from continuing operations available to common shareholders and assumed conversions	150,778	79,868	$1.89	141,114	76,272	$1.85

Basic income from discontinued operations
Discontinued operations net of minority interest	12,832	78,575	$0.16	9,123	75,041	$0.12

Dilutive shares for long-term compensation plans	—	1,293		—	1,231

Diluted income from discontinued operations
Discontinued operations net of minority interest	12,832	79,868	$0.16	9,123	76,272	$0.12

Basic income per common share
Income available to common shareholders	163,610	78,575	$2.08	150,237	75,041	$2.00

Dilutive shares for long-term compensation plans	—	1,293		—	1,231

Diluted income per common share
Income available to common shareholders and assumed conversions	$163,610	79,868	$2.05	$150,237	76,272	$1.97

	2001
		WEIGHTED AVERAGE
	INCOME	SHARES	PER
	(NUMERATOR)	(DENOMINATOR)	SHARE
Income from continuing operations	$164,295
Less: Preferred share distributions	(11,000)

Basic income from continuing operations
Income from continuing operations available to common shareholders	153,295	71,184	$2.16

Dilutive shares for long-term compensation plans	—	1,062
Convertible debentures	2,587	1,334

Diluted income from continuing operations
Income from continuing operations available to common shareholders and assumed conversions	155,882	73,580	$2.12

Basic income from discontinued operations
Discontinued operations net of minority interest	2,242	71,184	$0.03

Dilutive shares for long-term compensation plans	—	2,396

Diluted income from discontinued operations
Discontinued operations net of minority interest	2,242	73,580	$0.03

Basic income per common share
Income available to common shareholders	155,537	71,184	$2.19

Dilutive shares for long-term compensation plans	—	1,062
Convertible debentures	2,587	1,334

Diluted income per common share
Income available to common shareholders and assumed conversions	$158,124	73,580	$2.15

Basic income per common share for the year ended December 31, 2001 would be $2.20 if the debenture conversions which occurred in 2001 had occurred on January 1, 2001. The Convertible Debentures matured in 2001.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and other assets and liabilities are reasonable estimates of fair values because of the short-term maturities of these investments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2003 for comparable loans, exceeds the aggregate carrying value by approximately $283.1 million at December 31, 2003.

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

Several of the Company’s subsidiaries are taxable REIT subsidiaries and are subject to federal income taxes. The Company is also taxed in certain states and the United Kingdom. Accordingly, the Company has recognized federal, state and United Kingdom income taxes in accordance with US GAAP, as applicable.

The Federal tax cost basis of the real estate at December 31, 2003 was approximately $4.1 billion.

Stock-Based Compensation
The Company has a share-based employee compensation plan as fully described in Note 10. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost was reflected in the 2002 or 2001 net income, as all options granted under this plan had an intrinsic value of zero on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2001, 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.

Foreign Currency Translation
The functional currency for the Company’s United Kingdom operations is pounds sterling. The Company translates their financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Newly Issued Accounting Standards
In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for existing variable interest entities to periods ending after March 15, 2004. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company continues to evaluate the impact of FIN No. 46, but does not expect the implementation to materially affect its financial position or results of operations.

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

Income available to common shareholders for the year ended December 31, 2002 has been restated to reflect guidance and clarification of certain issues surrounding EITF Topic D-42, “The Effect on Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” issued July 2003, which requires the excess of preferred share redemption over carrying amount to be classified as a reduction in income available to common shareholders. The effect of the accounting change on income available to common shareholders as previously reported for 2002 is as follows (in thousands, except per share amounts):

Income available to common shareholders, as previously reported	$154,423
Excess of preferred share redemption over carrying amount	(4,186)

Income available to common shareholders, as adjusted	$150,237

Per share:
Basic:
Income from continuing operations, as previously reported	$1.94
Excess of preferred share redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	1.88
Income from discontinued operations	0.12

Income per common share — basic, as adjusted	$2.00

Diluted:
Income from continuing operations, as previously reported	$1.91
Excess of preferred share redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	1.85
Income from discontinued operations	0.12

Income per common share — diluted, as adjusted	$1.97

3.	REAL ESTATE

At December 31, 2003 and 2002, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

	LAND	BUILDINGS
	AND LAND	AND		ACCUMULATED
	IMPROVEMENTS	IMPROVEMENTS	TOTAL	DEPRECIATION
2003:
Industrial properties	$249,353	$1,434,187	$1,683,540	$264,483
Office properties	314,979	1,929,421	2,244,400	322,253

2003 Total	$564,332	$3,363,608	$3,927,940	$586,736

2002:
Industrial properties	$247,667	$1,383,887	$1,631,554	$222,424
Office properties	257,141	1,664,789	1,921,930	262,782

2002 Total	$504,808	$3,048,676	$3,553,484	$485,206

Depreciation expense was $105.6 million in 2003, $93.1 million in 2002, and $88.2 million in 2001.

As of December 31, 2003, the Company has commenced development on 15 properties, which upon completion are expected to comprise approximately 1.5 million square feet of leaseable space. As of December 31, 2003, approximately $56.9 million has been expended for the development of these projects and an additional $75.5 million is estimated to be required for completion.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On November 18, 2002, the Company entered into a joint venture agreement (“Liberty Venture I, LP”) with the Public Employees’ Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture in exchange for a 25% ownership interest in the joint venture and $108.8 million in cash. The Company’s share of the joint venture earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying statement of operations. The Company will provide development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.

During the year ended December 31, 2003, the Company contributed one additional industrial distribution property to the venture with a net book value of approximately $15.6 million.

The condensed balance sheets as of December 31, 2003 and 2002 and statements of operations for Liberty Venture I, LP, for the period from inception to December 31, 2002 and for the year ended December 31, 2003 are as follows (in thousands):

	DECEMBER 31,
	2003	2002
Balance Sheet:
Rental property	$119,050	$108,181
Less accumulated depreciation	(2,430)	(287)

Rental property, net	116,620	107,894
Other assets	22,697	18,693

Total assets	$139,317	$126,587

Mortgage payable	$83,279	$72,250
Other liabilities	2,006	1,107
Partners’ capital	54,032	53,230

Total liabilities and equity	$139,317	$126,587

	YEAR ENDED	PERIOD ENDED
	DECEMBER 31, 2003	DECEMBER 31, 2002
Statement of operations:
Total revenues	$19,854	$2,380
Operating and other expenses	(6,358)	(620)
Depreciation and amortization	(2,648)	(331)
Interest expense	(3,870)	(410)

Net income	$6,978	$1,019

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company exercised its option to purchase Rouse Kent Limited (“RKL”) for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million. The operations of RKL are included in the consolidated financial statements from July 1, 2003 through December 31, 2003.

RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders

Pursuant to agreements, the Company provided management services with respect to RKL for the six months ended June 30, 2003, for $150,000 per quarter and for the years ended December 31, 2002 and 2001, for $600,000 per year. In addition, the Company paid a fee to RKL for management services which it provided for the Company’s properties owned in the United Kingdom. For the six months ended June 30, 2003, the fees for these services were $223,000 and for the years ended December 31, 2002 and 2001, the fees for these services were $662,000 and $376,000, respectively. The Company recognized interest income on notes receivable from RKL of $1.9 million for the six months ended June 30, 2003 and $3.3 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively.

6.	INDEBTEDNESS

Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility, as defined below and convertible debentures (which matured in 2001). The weighted average interest rates for the years ended December 31, 2003, 2002, and 2001, were approximately 6.9%, 7.1%, and 7.5%, respectively. Interest expense for the years ended December 31, 2003, 2002, and 2001, aggregated $123.9 million, $116.6 million, and $111.2 million, respectively. Interest costs during these periods of $10.9 million, $16.5 million, and $22.3 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2003, 2002, and 2001, was $132.5 million, $128.4 million, and $128.4 million, respectively.

The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility”. The Company is in compliance with the financial covenants.

Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2004 to 2012 are collateralized by and in some instances cross-collateralized by properties with a net book value of $502.4 million.

As of December 31, 2003, $363.9 million in mortgage loans and $1,355.0 million in unsecured notes were outstanding. The interest rates on $1,652.4 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $66.5 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.8 years.

Credit Facility
For the year ended December 31, 2002, the Company utilized a $450 million unsecured credit facility (the “$450 million Credit Facility”). The interest rate on borrowings under the $450 million Credit Facility fluctuated based on senior debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”).

In January 2003, the Company obtained a new $350 million unsecured credit facility (the “$350 million Credit Facility”), replacing the $450 million Credit Facility. Based on the Company’s current ratings, the interest rate on the $350 million Credit Facility is 70 basis points over the LIBOR rate (1.8% at December 31, 2003). There is also a 20 basis point facility fee on the current borrowing capacity. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB from Moody’s, S&P, and Fitch, respectively. The $350 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to $150 million of borrowings. The $350 million Credit Facility has an accordion feature which enables the Company to increase the facility to $450 million. The $350 million Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.55:1;

•	operating cash flows to interest may not be less than 1.85:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.75:1;

•	unencumbered asset value to unsecured debt may not be less than 175%;

•	unencumbered cash flow to unsecured debt service must exceed 1.5:1

The $350 million Credit Facility expires in January 2006. The $350 million Credit Facility provides for up to $50 million denominated in Pounds Sterling or Euros.

The scheduled maturities of principal amortization of the Company’s mortgage loans, $350 million Credit Facility and the unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
						AVERAGE
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		INTEREST
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	RATE
2004	$8,978	$61,753	$100,000	$—	$170,731	6.4%
2005	7,977	115,039	—	—	123,016	7.6%
2006	5,828	43,205	100,000	167,000	316,033	4.3%
2007	4,947	1,553	100,000	—	106,500	7.3%
2008	4,553	34,824	—	—	39,377	7.2%
2009	2,212	42,119	270,000	—	314,331	7.8%
2010	1,559	—	200,000	—	201,559	8.5%
2011	1,324	3,533	250,000	—	254,857	7.3%
2012	352	24,110	235,000	—	259,462	6.5%
2018	—	—	100,000	—	100,000	7.5%

	$37,730	$326,136	$1,355,000	$167,000	$1,885,866	6.8%

Convertible Debentures
The Convertible Debentures, which matured on July 1, 2001, were exchangeable for Common Shares of beneficial interest of the Trust (the “Common Shares”) at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments.

7.	LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$400,657
2005	350,186
2006	293,684
2007	249,475
2008	197,781
Thereafter	553,349

TOTAL	$2,045,132

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

8.	SHAREHOLDERS’ EQUITY

Common Shares
The Company paid to holders of Common Shares and holders of Common Units distributions of $196.2 million, $186.1 million, and $171.5 million, during the years ended December 31, 2003, 2002, and 2001, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $2.405, $2.37, and $2.30 during the years ended December 31, 2003, 2002, and 2001, respectively.

For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

	2003	2002	2001
Return of capital	—	—	—
Ordinary income	96.0%	91.6%	95.0%
Capital gains	4.0%	8.4%	5.0%

The Company’s federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.

Treasury Shares
The Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares and preferred shares (as defined below). In 1999, the Company repurchased 59,100 of its Common Shares for $1.3 million.

Preferred Shares
The Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”), which were redeemed on August 28, 2002, were non-voting and had a liquidation preference of $25.00 per share. The Preferred Shares were redeemed for $125 million.

The Company paid Preferred Share distributions of $9.1 million and $11.0 million for the years ended December 31, 2002 and 2001, respectively. On a per share basis, the Company paid preferred share distributions of $1.82 and $2.20 for the years ended December 31, 2002 and 2001.

For federal income tax purposes, the following table summarizes the portions of the preferred shares distributions relating to return of capital, ordinary income and capital gains:

	2003	2002	2001
Return of capital	—	—	—
Ordinary income	—	100.0%	95.1%
Capital gains	—	—	4.9%

Minority Interest
Minority interest in the accompanying consolidated financial statements represents the interests of the Common and Preferred Units in Liberty Property Limited Partnership not held by the Trust. Minority interest is adjusted at each period end to reflect the ownership percentage of the Common and Preferred unitholders at that time. A minority interest reclassification occurs between minority interest and shareholders’ equity each period there is a transaction involving ownership interests in Liberty Property Limited Partnership. In addition, minority interest includes third-party ownership interests in two consolidated joint venture investments in the United Kingdom. No Common Units were issued in connection with acquisitions in 2001 or 2002. During 2003, 33,682 Common units were issued in connection with an acquisition. The common limited partnership interests outstanding as of December 31, 2003 have the same economic characteristics as would 3,698,203 Common Shares. The common limited partnership interests share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust.

The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

DATE OF				LIQUIDATION	DIVIDEND	REDEEMABLE
ISSUE	ISSUE	AMOUNT	UNITS	PREFERENCE	RATE	AS OF	EXCHANGEABLE AFTER
		(in 000's)
7/28/99	Series B	$95,000	3,800	$25	9.25%	7/28/04	7/28/09 into Series B Cumulative Redeemable Preferred Shares of the Trust
4/18/00	Series C	$20,000	800	$25	9.125%	4/18/05	4/18/10 into Series C Cumulative Redeemable Preferred Shares of the Trust
6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2003	2002	2001
Distributions (in millions)	$12.4	$11.6	$10.6
Distribution per unit:
Series B	$2.31	$2.31	$2.31
Series C	$2.28	$2.28	$2.28
Series D	$3.81	$2.13	—

Shareholder Rights Plan
In December 1997, the Board of Trustees of the Company adopted a shareholder rights plan (the “Shareholder Rights Plan”). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights Plan) was attached to each outstanding Common Share at the close of business on December 31, 1997. In addition, a Right will be attached to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company, under certain conditions, a unit (a “Rights Plan Unit”) consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the “Junior Preferred Stock”), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquires, or obtains the right to acquire, beneficial ownership of Common Shares or other voting securities (“Voting Stock”) that have 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that has 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights are redeemable by the Company at a price of $0.0001 per Right. If not exercised or redeemed, all Rights will expire on December 31, 2007.

Dividend Reinvestment Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2003, 2002, and 2001, 2,056,482, 1,693,837 and 482,822 Common Shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan.

9.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total expense recognized by the Company was $406,000, $409,000 and $453,000 for the years ended 2003, 2002 and 2001, respectively.

The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company at a 15% discount to fair market value. A total of 9,766, 8,977 and 3,613 common shares were issued, in accordance with the ESPP, during the years ended December 31, 2003, 2002 and 2001, respectively.

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

The cost related to share-based employee compensation included in the determination of net income for 2003, 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.

The fair value for the employee option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001:

	2003	2002	2001
Risk-free interest rate	5.0%	5.0%	5.0%
Dividend yield	7.5%	7.5%	7.9%
Volatility factor	.175	.175	.175
Weighted-average expected life	8 years	8 years	8 years

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amounts).

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
		(Restated)
Income available to common shareholders	$163,610	$150,237	$155,537
Add: Share-based compensation expense included in reported net income available to common shareholders	395	—	—

Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(1,842)	(2,135)	(1,616)

Pro forma income available to common shareholders	$162,163	$148,102	$153,921

Income per common share:
Basic — as reported	$2.08	$2.00	$2.19
Basic — pro forma	$2.06	$1.97	$2.16
Diluted — as reported	$2.05	$1.97	$2.15
Diluted — pro forma	$2.03	$1.94	$2.13

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

A summary of the Company’s share option activity, and related information for the years ended December 31, 2003, 2002, and 2001 follows:

	2003		2002		2001
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	OPTIONS	EXERCISE	OPTIONS	EXERCISE	OPTIONS	EXERCISE
	(000s)	PRICE	(000s)	PRICE	(000s)	PRICE
Outstanding-beginning of year	5,766	$25.89	4,947	$23.86	4,799	$22.78
Granted	336	31.56	1,606	30.23	1,014	26.97
Exercised	(1,611)	24.26	(772)	22.68	(855)	21.86
Forfeited	(38)	29.00	(15)	22.69	(11)	22.69

Outstanding-end of year	4,453	$26.88	5,766	$25.89	4,947	$23.86

Exercisable at end of year	4,903	$23.30	4,218	$22.95	3,393	$22.71
Weighted-average fair value of options granted during the year	$1.91		$1.83		$1.45

Exercise prices for options outstanding as of December 31, 2003 ranged from $19.75 to $34.98. The weighted-average remaining contractual life of those options is 6.6 years.

Grants of 115,987, 44,134 and 1,255 restricted shares were made under the Share Incentive Plan during the years ended December 31, 2003, 2002 and 2001, respectively. These restricted shares vest ratably over a 5-year period beginning with the anniversary date of the grant.

An additional 1,241,632, 1,691,578, and 3,349,421 Common Shares were reserved for issuance for future grants under the Share Incentive Plan at December 31, 2003, 2002 and 2001, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company. The Environmental Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations.

The Company is obligated to make additional capital contributions of approximately $3.4 million in conjunction with two of the Company’s unconsolidated joint ventures.

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2003 and 2002 follows. Certain 2003 and 2002 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2003	2003	2003	2003	2002	2002	2002	2002
						(Restated)
Operating revenue	$161,140	$157,710	$149,870	$156,312	$149,198	$153,813	$145,259	$145,174

Income from continuing operations	37,627	38,675	33,331	41,145	32,211	40,253	39,974	40,104

Discontinued operations	258	434	11,698	442	1,110	1,387	4,530	2,096

Income available to common shareholders	37,885	39,109	45,029	41,587	33,321	35,712	41,754	39,450

Income per common share — basic	$0.47	$0.50	$0.58	$0.54	$0.44	$0.47	$0.56	$0.53

Income per common share — diluted	$0.46	$0.49	$0.57	$0.53	$0.43	$0.47	$0.55	$0.53

A reconciliation of the restatement of quarter ended September 30, 2002, in accordance with EITF Topic D-42, is as follows (in thousands):

Income available to common shareholders, as previously reported	$39,898
Excess of preferred share redemption over carrying amount	(4,186)

Income available to common shareholders, as adjusted	$35,712

Per share:
Income from continuing operations, as previously reported	$0.51
Excess of preferred share redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	0.45
Income from discontinued operations	0.02

Income per common share, as adjusted	$0.47

Diluted:
Income from continuing operations, as previously reported	$0.51
Excess of preferred share redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	0.45
Income from discontinued operations	0.02

Income per common share, as adjusted	$0.47

13.	SEGMENT INFORMATION

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

REPORTABLE SEGMENTS	MARKETS
Delaware Valley	Southeastern Pennsylvania, New Jersey
Midwest Mid-Atlantic	Lehigh Valley, Michigan, Minnesota, Milwaukee/Chicago Maryland, Piedmont Triad, Greenville, S.C., Richmond/Roanoke, Virginia Beach
Florida	Jacksonville, Orlando, Boca Raton, Tampa, Texas
United Kingdom	County of Kent

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

FOR THE YEAR ENDED DECEMBER 31, 2003
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
Operating revenue	$187,836	$34,872	$68,519	$118,296	$110,067	$93,065	$12,377	$625,032
Rental property expenses and real estate taxes	54,140	11,780	17,873	42,790	30,198	27,422	2,255	186,458

Property level operating income	$133,696	$23,092	$50,646	$75,506	$79,869	$65,643	$10,122	438,574

Interest and other income								7,388
Interest expense								(123,907)
General and administrative								(28,402)
Depreciation and amortization								(122,602)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								171,051
Gain on property dispositions								447
Income taxes								(2,326)
Minority interest								(20,138)
Equity in earnings of unconsolidated joint ventures								1,744
Discontinued operations net of minority interest								12,832

Income available to common shareholders								$163,610

FOR THE YEAR ENDED DECEMBER 31, 2002 (Restated)
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
Operating revenue	$179,150	$44,990	$63,466	$115,793	$99,924	$82,302	$7,819	$593,444
Rental property expenses and real estate taxes	50,874	14,264	13,693	40,600	26,896	24,848	745	171,920

Property level operating income	$128,276	$30,726	$49,773	$75,193	$73,028	$57,454	$7,074	421,524

Interest and other income								8,509
Interest expense								(116,025)
General and administrative								(21,907)
Depreciation and amortization								(109,661)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								182,440
Loss on property dispositions								(9,300)
Income taxes								(656)
Minority interest								(20,197)
Equity in earnings of unconsolidated joint ventures								255
Discontinued operations net of minority interest								9,123
Preferred share distributions								(7,242)
Excess of preferred share redemption over carrying amount								(4,186)

Income available to common shareholders								$150,237

FOR THE YEAR ENDED DECEMBER 31, 2001
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
Operating revenue	$169,433	$44,317	$56,067	$110,095	$102,946	$83,298	$6,740	$572,896
Rental property expenses and real estate taxes	48,891	14,127	13,419	38,838	26,365	24,222	371	166,233

Property level operating income	$120,542	$30,190	$42,648	$71,257	$76,581	$59,076	$6,369	406,663

Interest and other income								6,713
Interest expense								(109,932)
General and administrative								(20,683)
Depreciation and amortization								(101,147)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								181,614
Gain on property dispositions								2,115
Income taxes								(386)
Minority interest								(19,048)
Discontinued operations net of minority interest								2,242
Preferred share distributions								(11,000)

Income available to common shareholders								$155,537

PRODUCT TYPE INFORMATION						REAL ESTATE RELATED REVENUES
						YEAR ENDED DECEMBER 31,
						2003	2002	2001
Industrial						$262,627	$267,330	$253,928
Office						362,405	326,114	318,968

Total operating revenue						$625,032	$593,444	$572,896

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
January 1, 2003	$971,575	$139,061	$377,931	$724,728	$681,206	$590,041	$68,942	$3,553,484
Additions	62,647	25,163	73,966	54,988	78,721	19,408	90,125	405,018
Dispositions	(18,841)	—	(5,107)	—	(5,254)	(1,360)	—	(30,562)

December 31, 2003	$1,015,381	$164,224	$446,790	$779,716	$754,673	$608,089	$159,067	3,927,940

Accumulated depreciation								(586,736)
Development in progress								56,869
Land held for development								162,483
Other assets								273,452

Total assets at December 31, 2003								$3,834,008

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
January 1, 2002	$910,065	$134,052	$320,483	$664,828	$617,031	$522,630	$57,167	$3,226,256
Additions	62,862	8,893	64,502	73,269	64,175	70,674	15,369	359,744
Dispositions	(1,352)	(3,884)	(7,054)	(13,369)	—	(3,263)	(3,594)	(32,516)

December 31, 2002	$971,575	$139,061	$377,931	$724,728	$681,206	$590,041	$68,942	3,553,484

Accumulated depreciation								(485,206)
Development in progress								163,379
Land held for development								163,142
Other assets								232,262

Total assets at December 31, 2002								$3,627,061

The Company has restated segment information for the years ended December 31, 2002 and 2001 to reflect a change in the Company’s method of internal reporting.

14.	IMPLEMENTATION OF SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”

Discontinued Operations
In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of Operating Properties were $40.8 million and $38.4 million for the years ended December 31, 2003 and 2002, respectively. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	DECEMBER 31,
	2003	2002	2001
Revenues	$2,979	$6,059	$3,303
Operating expenses	(584)	(1,159)	(697)
Interest expense	(426)	(1,046)	(1,247)
Depreciation and amortization	(500)	(1,230)	(631)

Income before property dispositions and minority interest	$1,469	$2,624	$728

Sales occurring before December 31, 2001, as well as sales of land and development properties continue to be reflected as a component of income from continuing operations.

Asset Impairment
In accordance with SFAS No. 144, the Company recognized a $5.3 million impairment loss on three parcels of land during the year ended December 31, 2002. This impairment is included in the caption gain (loss) on property dispositions as a component of income from continuing operations. In addition, during the year ended December 31, 2002, the Company recognized a $6.0 million impairment loss on assets held for sale. This loss was subsequently realized during 2002 upon the disposal of those assets held for sale. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2003.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
10, 20 Liberty Boulevard	Malvern, PA	$—	$724,058	$—	$5,295,611
420 Lapp Road	Malvern, PA	*	1,054,418	—	6,692,977
747 Dresher Road	Horsham, PA	—	1,607,238	—	4,439,810
45-67 Great Valley Parkway	Malvern, PA	*	795,143	—	3,160,118
40 Valley Stream Parkway	Malvern, PA	*	322,918	—	2,315,848
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	2,253,699
20 Valley Stream Parkway	Malvern, PA	*	465,539	—	5,142,133
800 Town Center Drive	Langhorne, PA	—	1,617,150	—	9,531,321
11, 15 Great Valley Parkway	Malvern, PA	*	1,837,050	—	15,005,064
257-275 Great Valley Parkway	Malvern, PA	*	504,611	—	4,803,453
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,190,040
311 Technology Drive	Malvern, PA	—	397,131	—	2,471,387
325 Technology Drive	Malvern, PA	*	376,444	—	1,995,009
7 Great Valley Parkway	Malvern, PA	*	176,435	—	4,842,273
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	3,576,854
65 Valley Stream Parkway	Malvern, PA	*	381,544	—	6,442,271
508 Lapp Road	Malvern, PA	*	331,392	—	1,896,642
10 Valley Stream Parkway	Malvern, PA	*	509,075	—	3,047,899
333 Phoenixville Pike	Malvern, PA	1,827,665	523,530	—	2,917,373
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634
75 Great Valley Parkway	Malvern, PA	—	143,074	—	767,354
27-43 Great Valley Parkway	Malvern, PA	*	448,775	—	2,201,413
77-123 Great Valley Parkway	Malvern, PA	*	887,664	—	4,886,723
256 Great Valley Parkway	Malvern, PA	—	161,098	—	1,785,718
205 Great Valley Parkway	Malvern, PA	*	1,368,259	—	10,454,448
12, 14, 16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,473,905
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,468,086
333 Technology Drive	Malvern, PA	*	157,249	—	3,312,336
510 Lapp Road	Malvern, PA	*	356,950	—	926,587
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	4,759,002
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	858,786
8 Stow Road	Marlton, NJ	—	172,600	1,704,436	139,051
10 Stow Road	Marlton, NJ	—	147,000	1,451,536	526,803
12 Stow Road	Marlton, NJ	—	103,300	1,021,036	320,177
14 Stow Road	Marlton, NJ	—	93,100	920,336	309,929
1 Country View Road	Malvern, PA	—	400,000	3,600,000	473,511
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	2,778,014
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	340,520
1003 Astoria Boulevard	Cherry Hill, NJ	—	27,120	424,880	488,476
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	3,876,068
2151 Cabot Boulevard	Langhorne, PA	—	384,100	3,456,900	249,314
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	2,316,556
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,497,093
507 Prudential Road	Horsham, PA	*	644,900	5,804,100	6,163,586
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	(110,017)
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	499,274
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	555,494
400 Lippincott Drive	Marlton, NJ	—	69,402	—	3,620,810
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	827,461
100 Witmer Road	Horsham, PA	7,395,123	3,102,784	—	11,820,398
3100 Horizon Drive	King of Prussia, PA	*	601,956	—	2,004,238
3300 Horizon Drive	King of Prussia, PA	*	566,403	—	3,404,308
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,628,802
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	331,450
767 Electronic Drive	Horsham, PA	*	1,229,685	—	2,773,208
132 Welsh Road	Horsham, PA	—	1,333,642	—	3,919,458
5 Country View Road	Malvern, PA	*	785,168	4,678,632	696,703
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,254,021
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,600,275
3200 Horizon Drive	King of Prussia, PA	*	928,637	—	6,491,885
3000 Horizon Drive	King of Prussia, PA	*	1,191,449	—	2,309,358
901 Route 73	Marlton, NJ	—	334,411	2,733,314	619,322
111-195 Witmer Road	Horsham, PA	—	407,005	3,129,058	(66,380)
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	810,819
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	298,687
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,093,295
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,594,952
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,514,896
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	983,483
50 Morehall Road	Malvern, PA	—	849,576	—	13,043,717

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
10, 20 Liberty Boulevard	$724,846	$5,294,823	$6,019,669	$1,868,230	1985	40 yrs.
420 Lapp Road	1,055,243	6,692,152	7,747,395	2,296,728	1989	40 yrs.
747 Dresher Road	1,607,977	4,439,071	6,047,048	1,512,374	1988	40 yrs.
45-67 Great Valley Parkway	795,831	3,159,430	3,955,261	1,811,709	1974	40 yrs.
40 Valley Stream Parkway	325,775	2,312,991	2,638,766	939,589	1987	40 yrs.
50 Valley Stream Parkway	323,792	2,253,878	2,577,670	931,798	1987	40 yrs.
20 Valley Stream Parkway	466,413	5,141,259	5,607,672	2,214,262	1987	40 yrs.
800 Town Center Drive	1,619,288	9,529,182	11,148,471	4,080,344	1987	40 yrs.
11, 15 Great Valley Parkway	1,837,878	15,004,236	16,842,114	9,161,239	1986	40 yrs.
257-275 Great Valley Parkway	505,458	4,802,606	5,308,064	2,352,335	1983	40 yrs.
300 Technology Drive	374,497	1,338,945	1,713,442	574,132	1985	40 yrs.
277-293 Great Valley Parkway	531,534	2,189,235	2,720,769	1,055,017	1984	40 yrs.
311 Technology Drive	397,948	2,470,570	2,868,518	1,092,141	1984	40 yrs.
325 Technology Drive	385,693	1,985,761	2,371,453	951,788	1984	40 yrs.
7 Great Valley Parkway	177,317	4,841,392	5,018,708	2,194,673	1985	40 yrs.
55 Valley Stream Parkway	215,818	3,576,041	3,791,859	1,598,946	1983	40 yrs.
65 Valley Stream Parkway	382,361	6,441,454	6,823,815	2,620,927	1983	40 yrs.
508 Lapp Road	332,216	1,895,818	2,228,034	910,628	1984	40 yrs.
10 Valley Stream Parkway	509,899	3,047,075	3,556,974	1,426,491	1984	40 yrs.
333 Phoenixville Pike	524,230	2,916,673	3,440,903	1,344,586	1985	40 yrs.
30 Great Valley Parkway	128,783	384,976	513,760	264,396	1975	40 yrs.
75 Great Valley Parkway	143,811	766,617	910,428	349,427	1977	40 yrs.
27-43 Great Valley Parkway	449,447	2,200,741	2,650,188	1,339,931	1977	40 yrs.
77-123 Great Valley Parkway	888,359	4,886,028	5,774,387	2,788,987	1978	40 yrs.
256 Great Valley Parkway	161,949	1,784,867	1,946,816	1,005,955	1980	40 yrs.
205 Great Valley Parkway	1,369,003	10,453,704	11,822,707	5,520,296	1981	40 yrs.
12, 14, 16 Great Valley Parkway	128,767	1,475,827	1,604,594	689,001	1982	40 yrs.
155 Great Valley Parkway	626,068	2,467,165	3,093,233	1,204,530	1981	40 yrs.
333 Technology Drive	158,077	3,311,508	3,469,585	1,452,516	1987	40 yrs.
510 Lapp Road	357,751	925,786	1,283,537	478,667	1983	40 yrs.
60 Morehall Road	884,974	14,024,452	14,909,426	4,483,692	1989	40 yrs.
905 Airport Road	1,735,012	6,023,774	7,758,786	1,686,056	1988	40 yrs.
8 Stow Road	172,945	1,843,142	2,016,087	507,098	1988	40 yrs.
10 Stow Road	147,318	1,978,021	2,125,339	643,743	1988	40 yrs.
12 Stow Road	103,618	1,340,896	1,444,513	445,303	1988	40 yrs.
14 Stow Road	93,418	1,229,948	1,323,365	427,644	1988	40 yrs.
1 Country View Road	406,421	4,067,090	4,473,511	946,471	1982	40 yrs.
701A Route 73 South	271,743	6,542,658	6,814,401	2,416,381	1987	40 yrs.
701C Route 73 South	96,161	1,657,307	1,753,468	519,969	1987	40 yrs.
1003 Astoria Boulevard	32,698	907,777	940,476	326,128	1973	40 yrs.
3000 Atrium Way	512,018	8,364,050	8,876,068	3,169,770	1987	40 yrs.
2151 Cabot Boulevard	389,990	3,700,324	4,090,314	847,588	1982	40 yrs.
170 South Warner Road	458,232	5,543,524	6,001,756	2,319,162	1980	40 yrs.
190 South Warner Road	461,909	4,749,984	5,211,893	1,553,649	1980	40 yrs.
507 Prudential Road	652,919	11,959,667	12,612,586	2,091,096	1988	40 yrs.
11000, 15000 Commerce Parkway	311,950	4,283,518	4,595,468	1,271,109	1985	40 yrs.
12000, 14000 Commerce Parkway	362,855	3,784,036	4,146,891	924,196	1985	40 yrs.
16000, 18000 Commerce Parkway	290,545	3,067,332	3,357,877	855,243	1985	40 yrs.
400 Lippincott Drive	317,799	3,372,413	3,690,212	461,883	1999	40 yrs.
406 Lippincott Drive	327,554	2,361,233	2,688,787	770,948	1990	40 yrs.
100 Witmer Road	3,764,784	11,158,399	14,923,182	1,996,073	1996	40 yrs.
3100 Horizon Drive	611,436	1,994,758	2,606,194	543,587	1995	40 yrs.
3300 Horizon Drive	687,878	3,282,832	3,970,711	668,274	1996	40 yrs.
3500 Horizon Drive	1,223,875	2,609,766	3,833,641	499,542	1996	40 yrs.
200 Chesterfield Parkway	544,649	3,021,787	3,566,436	1,673,892	1989	40 yrs.
767 Electronic Drive	1,241,970	2,760,923	4,002,893	1,085,819	1996	40 yrs.
132 Welsh Road	1,408,041	3,845,058	5,253,099	816,135	1998	40 yrs.
5 Country View Road	786,235	5,374,267	6,160,503	1,223,565	1985	40 yrs.
301 Lippincott Drive	1,069,838	6,034,184	7,104,021	1,349,108	1988	40 yrs.
303 Lippincott Drive	1,069,838	6,380,438	7,450,275	1,461,774	1988	40 yrs.
3200 Horizon Drive	1,210,137	6,210,385	7,420,522	1,262,841	1996	40 yrs.
3000 Horizon Drive	946,703	2,554,103	3,500,807	367,756	1997	40 yrs.
901 Route 73	334,411	3,352,636	3,687,047	637,841	1985	40 yrs.
111-195 Witmer Road	378,205	3,091,478	3,469,683	628,599	1987	40 yrs.
1300 Route 73 North	450,558	3,884,511	4,335,069	952,859	1988	40 yrs.
300 Welsh Road — Building 3	180,459	1,740,160	1,920,618	386,284	1983	40 yrs.
300 Welsh Road — Building 4	282,493	3,349,802	3,632,295	794,504	1983	40 yrs.
8801 Tinicum Boulevard	125,087	45,943,896	46,068,983	7,875,211	1997	40 yrs.
440 East Swedesford Road	717,001	7,331,018	8,048,018	2,005,708	1988	40 yrs.
460 East Swedesford Road	705,317	5,720,971	6,426,287	1,292,113	1988	40 yrs.
50 Morehall Road	1,337,076	12,556,217	13,893,293	2,959,037	1997	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,650,431
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,130,879
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,364,439
104 Gaither Drive	Mt Laurel, NJ	—	132,075	1,151,988	240,826
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	830,836
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,074,441
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,348,085
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	371,571
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557
402 Lippincott Drive	Marlton, NJ	*	131,896	—	1,721,965
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,572
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	1,940,816
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	8,451,148
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,271,537
3000 Lincoln Drive	Mt. Laurel, NJ	—	284,052	2,458,155	1,437,645
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	229,315
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	328,911
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	161,304
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	568,351
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	946,768
1025 Briggs Road	Mt. Laurel, NJ	—	430,990	3,714,828	857,342
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	2,986,335
761 Fifth Avenue	King of Prussia, PA	1,370,963	256,463	2,061,468	571,339
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	333,699
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	579,983
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	656,170
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,047,698
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	1,946,123
425 Technology Drive	Malvern, PA	—	191,114	—	1,841,996
375 Technology Drive	Malvern, PA	—	191,114	—	1,958,524
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,086,598
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,885,282
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	494,181
104 Rock Road	Horsham, PA	—	330,111	2,981,669	233,299
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	850,351
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	411,234
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	592,942
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	797,209
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	118,798
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,478,906
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	376,399
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	688,856
506 Prudential Road	Horsham, PA	—	208,140	895,470	652,633
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	321,833
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	248,639
120 Gibraltar Road	Horsham, PA	*	533,142	4,830,515	538,360
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	1,516,830
100-107 Lakeside Drive	Horsham, PA	*	239,528	2,163,498	625,512
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	882,314
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,501,247
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,733,309
104 Witmer Road	Horsham, PA	—	1,248,148	—	1,056,101
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,646,963
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	16,468
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	173,810
3 Franklin Plaza	Philadelphia, PA	*	2,483,144	—	32,150,134
400-500 Brandywine Parkway	West Chester, PA	*	845,846	6,809,025	446,426
600 Brandywine Parkway	West Chester, PA	*	664,899	5,352,410	708,051
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,673,287
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,663,146
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,648,281
719 Dresher Road	Horsham, PA	—	493,426	2,812,067	205,628
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057
4 Walnut Grove	Horsham, PA	—	2,515,115	—	7,329,296
5000 Dearborn Court	Mt. Laurel, NJ	*	1,057,763	4,191,827	285,883
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	1,090,632
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	973,848
625 Heron Drive	Bridgeport, NJ	—	180,226	908,953	49,751

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
404 Lippincott Drive	131,896	1,650,431	1,782,327	449,704	1997	40 yrs.
2 Walnut Grove Drive	1,265,363	8,914,760	10,180,123	1,988,214	1989	40 yrs.
5 Walnut Grove Drive	1,939,712	8,490,678	10,430,390	885,858	2000	40 yrs.
104 Gaither Drive	136,446	1,388,443	1,524,889	243,800	1975	40 yrs.
200 Gibraltar Road	638,513	6,642,159	7,280,672	1,442,360	1990	40 yrs.
220 Gibraltar Road	629,944	6,807,669	7,437,613	1,345,245	1990	40 yrs.
240 Gibraltar Road	629,944	7,081,320	7,711,263	1,219,297	1990	40 yrs.
151 South Warner Road	1,186,972	7,340,551	8,527,523	1,297,432	1980	40 yrs.
1 Walnut Grove Drive	1,058,901	6,385,163	7,444,064	1,629,913	1986	40 yrs.
402 Lippincott Drive	131,896	1,721,965	1,853,861	374,398	1997	40 yrs.
3604 Horizon Drive	350,874	1,674,876	2,025,750	583,832	1998	40 yrs.
3606 Horizon Drive	815,855	1,914,370	2,730,225	525,254	1997	40 yrs.
650 Swedesford Road	952,911	15,173,978	16,126,889	4,393,772	1971	40 yrs.
680 Swedesford Road	952,361	14,994,367	15,946,728	4,403,255	1971	40 yrs.
3000 Lincoln Drive	284,052	3,895,799	4,179,852	1,015,811	1983	40 yrs.
6000 Commerce Parkway	234,151	2,251,998	2,486,149	448,883	1985	40 yrs.
7000 Commerce Parkway	260,014	2,565,595	2,825,609	508,864	1984	40 yrs.
8000 Commerce Parkway	234,814	2,156,402	2,391,216	351,234	1983	40 yrs.
9000 Commerce Parkway	286,587	3,043,171	3,329,758	615,569	1983	40 yrs.
1000 Briggs Road	288,577	3,493,304	3,781,882	711,503	1986	40 yrs.
1025 Briggs Road	430,990	4,572,169	5,003,160	900,467	1987	40 yrs.
1020 Briggs Road	569,184	2,911,486	3,480,669	496,541	1999	40 yrs.
761 Fifth Avenue	256,463	2,632,807	2,889,270	520,995	1977	40 yrs.
1 Great Valley Parkway	419,460	4,126,269	4,545,729	746,484	1982	40 yrs.
5 Great Valley Parkway	684,200	6,761,644	7,445,844	1,172,060	1983	40 yrs.
9 Stow Road	654,779	2,419,098	3,073,877	432,021	1989	40 yrs.
1001 Cedar Hollow Road	1,646,984	15,837,528	17,484,512	3,199,855	1998	40 yrs.
3 Country View Road	1,128,881	4,631,831	5,760,711	636,644	1998	40 yrs.
2000 Crawford Place	310,831	4,743,867	5,054,698	1,381,278	1986	40 yrs.
425 Technology Drive	321,473	1,711,637	2,033,110	503,069	1998	40 yrs.
375 Technology Drive	234,922	1,914,715	2,149,638	427,792	1998	40 yrs.
45 Liberty Boulevard	4,749,748	14,717,071	19,466,819	2,681,498	1999	40 yrs.
100 Chesterfield Parkway	1,349,954	6,855,953	8,205,907	1,470,354	1998	40 yrs.
181-187 Gibraltar Road	360,549	3,754,165	4,114,714	720,631	1982	40 yrs.
104 Rock Road	330,111	3,214,968	3,545,079	463,960	1974	40 yrs.
123-135 Rock Road	393,019	3,161,369	3,554,388	731,348	1975	40 yrs.
111-159 Gibraltar Road	489,032	4,537,385	5,026,417	841,389	1981	40 yrs.
161-175 Gibraltar Road	294,673	3,256,664	3,551,337	538,486	1976	40 yrs.
103-109 Gibraltar Road	270,906	3,245,708	3,516,615	693,278	1978	40 yrs.
261-283 Gibraltar Road	464,871	4,070,769	4,535,640	630,076	1978	40 yrs.
210-223 Witmer Road	270,282	3,920,182	4,190,464	616,469	1972	40 yrs.
231-237 Gibraltar Road	436,952	4,325,362	4,762,314	806,580	1981	40 yrs.
100 Gibraltar Road	38,729	359,400	398,129	54,413	1975	40 yrs.
101 Gibraltar Road	732,552	6,497,283	7,229,835	1,014,787	1977	40 yrs.
506 Prudential Road	208,140	1,548,102	1,756,243	236,134	1973	40 yrs.
113-123 Rock Road	451,731	3,392,175	3,843,906	523,810	1975	40 yrs.
101-111 Rock Road	452,251	3,313,338	3,765,589	583,790	1975	40 yrs.
120 Gibraltar Road	558,142	5,343,875	5,902,017	867,973	1980	40 yrs.
110 Gibraltar Road	673,041	7,293,199	7,966,240	1,046,522	1979	40 yrs.
100-107 Lakeside Drive	255,528	2,773,010	3,028,538	640,683	1982	40 yrs.
200-264 Lakeside Drive	502,705	5,422,912	5,925,616	1,011,324	1982	40 yrs.
300-309 Lakeside Drive	376,475	4,833,008	5,209,483	1,080,831	1982	40 yrs.
400-445 Lakeside Drive	583,628	7,603,535	8,187,163	1,384,236	1981	40 yrs.
104 Witmer Road	189,793	2,114,456	2,304,249	448,428	1975	40 yrs.
201 Gibraltar Road	380,802	5,079,721	5,460,523	667,910	1983	40 yrs.
3600 Horizon Drive	236,432	1,872,720	2,109,152	285,708	1989	40 yrs.
3602 Horizon Drive	217,809	1,933,224	2,151,033	355,521	1989	40 yrs.
3 Franklin Plaza	2,514,519	32,118,759	34,633,278	3,608,286	1999	40 yrs.
400-500 Brandywine Parkway	845,846	7,255,451	8,101,297	1,153,319	1988	40 yrs.
600 Brandywine Parkway	664,899	6,060,461	6,725,360	973,470	1988	40 yrs.
2700 Horizon Drive	867,815	3,569,842	4,437,657	717,384	1998	40 yrs.
2900 Horizon Drive	774,096	3,408,418	4,182,514	591,456	1998	40 yrs.
2500 Renaissance Boulevard	592,886	2,579,839	3,172,726	530,724	1999	40 yrs.
2300 Renaissance Boulevard	574,152	2,583,708	3,157,861	467,470	1999	40 yrs.
719 Dresher Road	495,112	3,016,009	3,511,121	440,556	1987	40 yrs.
2100 Renaissance Boulevard	1,132,519	9,316,649	10,449,168	1,954,619	1999	40 yrs.
4 Walnut Grove	2,515,115	7,329,296	9,844,411	854,565	1999	40 yrs.
5000 Dearborn Court	1,057,763	4,477,710	5,535,473	670,153	1988	40 yrs.
2250 Hickory Road	1,015,851	10,266,188	11,282,039	1,688,393	1985	40 yrs.
3400 Horizon Drive	776,496	4,112,915	4,889,411	756,971	1995	40 yrs.
625 Heron Drive	180,226	958,705	1,138,931	142,375	1980	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
510 Heron Drive	Bridgeport, NJ	—	790,335	7,901,878	492,870
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	1,615,233
1960 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,557	331,427
1970 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,558	56,997
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	81,629
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,135,324
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,096,150
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,016,829
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	833,009
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	4,837,998
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	100,474
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,342,691
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	15,519,964
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,316,456
680 Blair Mill Road	Horsham, PA	—	3,527,151	—	12,023,443
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	523,047
1500 Liberty Ridge	Wayne, PA	—	8,287,555	—	29,878,056
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515	—	2,800,416
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667	—	8,462,169
2760 Red Lion Road	Philadelphia, PA	—	—	—	46,261,419
200 Precision Drive	Horsham, PA	—	1,559,884	4,759,640	2,587,924
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	879,415
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,819,206
255 Business Center Drive	Horsham, PA	—	1,086,356	2,007,214	2,323
355 Business Center Drive	Horsham, PA	—	483,045	898,798	1,703
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	76,105
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	1,746
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	15,513
425 Privet Road	Horsham, PA	—	3,326,536	6,080	3,245,255
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,642,568
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,209,019
300-400 Chesterfield Parkway	Malvern, PA	1,852,601	937,212	—	4,890,743
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,015,921
6560 Stonegate Drive	Allentown, PA	*	458,281	—	2,402,282
6370 Hedgewood Drive	Allentown, PA	969,957	540,795	—	3,191,769
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,714,771
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	3,727,244
6350 Hedgewood Drive	Allentown, PA	1,216,000	360,027	—	3,427,499
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,585,535
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,377,788
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,433,846
6580 Snowdrift Road	Allentown, PA	*	388,328	—	2,671,901
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,530,491
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	2,776,581
6540 Stonegate Drive	Allentown, PA	370,938	422,042	—	3,908,293
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,214,101
964 Marcon Boulevard	Allentown, PA	—	138,816	—	1,659,217
764 Roble Road	Allentown, PA	—	141,069	—	819,455
3174 Airport Road	Allentown, PA	—	98,986	—	1,155,913
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,971
2202 Hanger Place	Allentown, PA	*	137,439	—	1,317,133
2201 Hanger Place	Allentown, PA	—	128,454	—	1,422,860
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,115,205
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	542,708
754 Roble Road	Allentown, PA	—	162,115	1,731,885	178,420
894 Marcon Boulevard	Allentown, PA	—	117,134	1,048,866	186,168
744 Roble Road	Allentown, PA	—	159,771	1,734,229	247,319
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	359,751
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,252,345
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,391,503
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	1,877,155
2041 Avenue C	Allentown, PA	*	213,599	1,095,217	80,109
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	5,896,198
7384 Penn Drive	Allentown, PA	*	651,696	2,286,518	505,302
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,708,490
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	344,762

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
510 Heron Drive	790,335	8,394,747	9,185,082	1,264,007	1990	40 yrs.
602 Heron Drive	524,728	2,248,128	2,772,856	322,919	1996	40 yrs.
1001 Briggs Road	701,705	5,120,886	5,822,591	954,735	1986	40 yrs.
1960 Cuthbert Boulevard	321,699	1,622,985	1,944,684	312,460	1985	40 yrs.
1970 Cuthbert Boulevard	321,699	1,348,555	1,670,254	193,759	1985	40 yrs.
300 Welsh Road	696,061	3,421,619	4,117,680	457,919	1985	40 yrs.
600 Chesterfield Parkway	2,050,555	8,098,519	10,149,074	1,436,429	1999	40 yrs.
700 Chesterfield Parkway	2,037,813	8,072,087	10,109,900	1,426,759	1999	40 yrs.
2301 Renaissance Boulevard	4,572,176	27,089,899	31,662,075	1,203,433	2002	40 yrs.
6 Terry Drive	622,205	3,061,684	3,683,889	316,793	1981	40 yrs.
2520 Renaissance Boulevard	978,402	4,879,596	5,857,998	943,804	1999	40 yrs.
18 Great Valley Parkway	398,228	4,072,504	4,470,731	502,271	1980	40 yrs.
700 Dresher Road	2,565,140	7,349,966	9,915,106	1,723,719	1987	40 yrs.
2201 Renaissance Boulevard	2,413,514	13,106,450	15,519,964	1,848,080	2000	40 yrs.
2540 Renaissance Boulevard	274,341	1,351,156	1,625,497	192,633	2000	40 yrs.
2560 Renaissance Boulevard	649,792	3,079,462	3,729,254	419,388	2000	40 yrs.
11 Great Valley Parkway	708,331	3,014,890	3,723,221	340,800	2001	40 yrs.
1015 Briggs Road	470,659	3,202,784	3,673,443	409,919	2000	40 yrs.
680 Blair Mill Road	4,138,577	11,412,017	15,550,594	906,498	2001	40 yrs.
825 Duportail Road	5,539,281	16,699,598	22,238,879	1,585,954	1979	40 yrs.
1500 Liberty Ridge	11,636,499	26,529,112	38,165,611	804,748	2002	40 yrs.
17000 Commerce Parkway	144,515	2,800,416	2,944,931	347,325	2001	40 yrs.
1200 Liberty Ridge Drive	5,223,660	9,454,175	14,677,835	1,097,046	2001	40 yrs.
2760 Red Lion Road	3,705,772	42,555,647	46,261,419	2,624,153	2001	40 yrs.
200 Precision Drive	1,583,060	7,324,388	8,907,448	761,786	1997	40 yrs.
40 Liberty Boulevard	4,241,167	19,919,901	24,161,068	3,025,135	1989	40 yrs.
102 Rock Road	1,113,802	3,177,123	4,290,925	205,344	1985	40 yrs.
4001 Leadenhall Road	2,784,694	19,633,564	22,418,258	641,149	2002	40 yrs.
255 Business Center Drive	1,086,356	2,009,537	3,095,892	8,398	2003	40 yrs.
355 Business Center Drive	483,045	900,502	1,383,547	4,491	2003	40 yrs.
455 Business Center Drive	1,351,011	2,579,554	3,930,565	—	2003	40 yrs.
555 Business Center Drive	727,420	1,355,396	2,082,817	6,543	2003	40 yrs.
10 Great Valley Parkway	832,244	1,348,185	2,180,429	8,353	2003	40 yrs.
425 Privet Road	3,320,174	3,257,696	6,577,871	—	2003	40 yrs.
14 Lee Boulevard	643,892	5,662,959	6,306,850	1,985,352	1988	40 yrs.
500 Chesterfield Parkway	473,139	3,208,244	3,681,383	1,259,341	1988	40 yrs.
300-400 Chesterfield Parkway	937,942	4,890,012	5,827,955	1,960,475	1988	40 yrs.
1655 Valley Center Parkway	215,095	2,015,257	2,230,352	742,460	1993	40 yrs.
6560 Stonegate Drive	458,945	2,401,618	2,860,563	850,885	1989	40 yrs.
6370 Hedgewood Drive	541,459	3,191,106	3,732,564	1,047,032	1990	40 yrs.
6390 Hedgewood Drive	707,867	2,714,107	3,421,974	1,027,274	1990	40 yrs.
1495 Valley Center Parkway	435,303	3,726,581	4,161,884	1,178,949	1990	40 yrs.
6350 Hedgewood Drive	560,691	3,226,835	3,787,526	1,115,354	1989	40 yrs.
6330 Hedgewood Drive	532,047	4,584,756	5,116,803	1,880,578	1988	40 yrs.
1550 Valley Center Parkway	197,700	3,377,042	3,574,742	1,113,701	1988	40 yrs.
1560 Valley Center Parkway	240,732	4,433,183	4,673,915	1,469,779	1988	40 yrs.
6580 Snowdrift Road	389,081	2,671,148	3,060,229	1,044,271	1988	40 yrs.
1510 Valley Center Parkway	312,873	3,529,827	3,842,700	1,328,019	1988	40 yrs.
1530 Valley Center Parkway	212,492	2,775,837	2,988,328	964,769	1988	40 yrs.
6540 Stonegate Drive	422,730	3,907,606	4,330,335	1,393,079	1988	40 yrs.
974 Marcon Boulevard	144,248	2,213,353	2,357,601	913,601	1987	40 yrs.
964 Marcon Boulevard	139,480	1,658,553	1,798,033	734,348	1985	40 yrs.
764 Roble Road	141,746	818,778	960,524	357,153	1985	40 yrs.
3174 Airport Road	98,986	1,155,913	1,254,899	617,975	1979	40 yrs.
2196 Avenue C	107,307	1,341,823	1,449,130	618,281	1980	40 yrs.
2202 Hanger Place	138,127	1,316,444	1,454,572	693,863	1981	40 yrs.
2201 Hanger Place	129,142	1,422,171	1,551,314	735,389	1987	40 yrs.
954 Marcon Boulevard	104,453	1,114,417	1,218,870	479,010	1981	40 yrs.
57 South Commerce Way	395,459	3,239,249	3,634,708	679,177	1986	40 yrs.
754 Roble Road	163,735	1,908,685	2,072,420	487,713	1986	40 yrs.
894 Marcon Boulevard	118,304	1,233,864	1,352,168	275,810	1986	40 yrs.
744 Roble Road	161,371	1,979,948	2,141,319	510,721	1986	40 yrs.
944 Marcon Boulevard	119,711	1,794,040	1,913,751	437,321	1986	40 yrs.
1685 Valley Center Parkway	198,482	2,297,892	2,496,374	543,349	1996	40 yrs.
6520 Stonegate Drive	484,361	1,360,458	1,844,818	365,834	1996	40 yrs.
7437 Industrial Boulevard	726,651	6,890,405	7,617,055	1,806,660	1976	40 yrs.
2041 Avenue C	213,879	1,175,046	1,388,925	264,133	1990	40 yrs.
7339 Industrial Boulevard	1,197,447	5,886,527	7,083,974	1,190,972	1996	40 yrs.
7384 Penn Drive	652,118	2,791,398	3,443,516	693,481	1988	40 yrs.
7144 Daniels Drive	1,579,169	6,862,299	8,441,468	1,338,728	1975	40 yrs.
7620 Cetronia Road	1,093,724	4,194,300	5,288,024	1,024,347	1990	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
939 Marcon Boulevard	Allentown, PA	*	2,220,414	4,524,393	858,451
100 Brodhead Road	Bethlehem, PA	*	429,416	2,919,588	555,406
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,719,695
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,412,281
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,212,499
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,186,050
400 Nestle Way	Allentown, PA	24,726,250	8,065,500	—	26,464,671
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	443,287
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	133,165
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	159,448
89 South Commerce Way	Bethlehem, PA	—	320,000	—	1,994,875
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	909,455
6601-6625 W. 78th Street	Bloomington, MN	1,155,290	2,263,060	—	38,629,236
95 Highland Avenue	Bethlehem, PA	—	430,593	3,182,080	1,084,255
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,037,328
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	814,543
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	309,977
9401-9443 Science Center Drive	New Hope, MN	—	431,295	3,888,684	295,155
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	148,477
7115-7173 Shady Oak Road	Eden Prairie, MN	—	454,974	4,089,410	582,523
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	1,910,665
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	143,781
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	94,747
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	356,876
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	29,315
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	261,141
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	249,928
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	400,695
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	47,532
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,482,789
6620 Grant Way	Allentown, PA	—	430,824	1,915,923	34,226
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	21,517,889
26911-26957 Northwestern Highway	Southfield, MI	—	7,799,515	66,268,817	6,981,149
1650 Research Drive	Troy, MI	—	763,067	7,201,677	176,724
1775 Research Drive	Troy, MI	—	331,422	2,788,073	50,080
1875 Research Drive	Troy, MI	—	329,863	2,774,006	121,445
1850 Research Drive	Troy, MI	—	781,054	7,364,300	1,833,043
1965 Research Drive	Troy, MI	—	419,090	3,578,928	179,158
1960 Research Drive	Troy, MI	—	419,146	3,579,166	619,070
27260 Haggerty Road	Farmington Hills, MI	—	456,877	4,091,196	363,457
27200 Haggerty Road	Farmington Hills, MI	—	382,754	3,425,227	297,948
27280 Haggerty Road	Farmington Hills, MI	—	452,860	4,055,512	292,192
27220 Haggerty Road	Farmington Hills, MI	—	203,064	1,802,592	170,856
27240 Haggerty Road	Farmington Hills, MI	—	171,518	1,518,192	111,048
27300 Haggerty Road	Farmington Hills, MI	—	370,378	3,311,366	206,941
700 Nestle Way	Allentown, PA	—	3,473,120	—	18,047,025
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,431,730
1101 Allen Drive	Troy, MI	—	98,144	887,935	89,957
1151 Allen Drive	Troy, MI	—	164,483	1,486,220	209,271
1300 Rankin Street	Troy, MI	—	134,090	1,212,752	371,530
1350 Rankin Street	Troy, MI	—	111,776	1,011,497	112,981
1376-1400 Rankin Street	Troy, MI	—	134,292	1,213,626	128,143
1352-1374 Rankin Street	Troy, MI	—	153,275	1,385,098	177,364
1324-1346 Rankin Street	Troy, MI	—	134,090	1,212,214	18,493
1301-1307 Rankin Street	Troy, MI	—	111,776	1,011,121	118,549
1409 Allen Drive	Troy, MI	—	142,370	1,286,048	290,392
1304 E Maple Road	Troy, MI	—	211,233	1,906,786	309,224
1334 Maplelawn Road	Troy, MI	—	124,296	1,122,802	17,977
1290 Maplelawn Road	Troy, MI	—	85,321	771,621	61,018
1070 Maplelawn Road	Troy, MI	—	68,560	620,595	101,041
950 Maplelawn Road	Troy, MI	—	252,429	2,265,259	100,822
894 Maplelawn Road	Troy, MI	—	181,749	1,632,243	194,693
1179 Maplelawn Road	Troy, MI	—	87,845	794,365	74,149
1940 Norwood Drive	Troy, MI	—	86,836	785,267	87,637
1311-1331 Maplelawn Road	Troy, MI	—	125,407	1,132,810	204,037
2354 Bellingham Street	Troy, MI	—	87,340	789,817	19,928
2360 Bellingham Street	Troy, MI	—	87,340	789,817	58,250
26442-26450 Haggerty Road	Farmington Hills, MI	—	237,687	2,143,478	97,399
26500 Haggerty Road	Farmington Hills, MI	—	311,093	2,791,804	212,738
26650 Haggerty Road	Farmington Hills, MI	—	173,166	1,562,704	93,314
26700 Haggerty Road	Farmington Hills, MI	—	253,338	2,290,696	31,076

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
939 Marcon Boulevard	2,220,548	5,382,710	7,603,258	1,154,426	1980	40 yrs.
100 Brodhead Road	429,456	3,474,954	3,904,410	676,964	1990	40 yrs.
1455 Valley Center Parkway	545,172	3,844,812	4,389,985	1,264,798	1997	40 yrs.
1640 Valley Center Parkway	190,728	2,580,553	2,771,281	816,593	1996	40 yrs.
1650 Valley Center Parkway	188,896	2,382,602	2,571,499	720,321	1997	40 yrs.
1660 Valley Center Parkway	188,721	2,356,329	2,545,050	543,542	1998	40 yrs.
400 Nestle Way	8,184,096	26,346,075	34,530,171	4,984,497	1997	40 yrs.
83 South Commerce Way	212,744	1,262,332	1,475,076	297,157	1989	40 yrs.
85 South Commerce Way	237,078	1,120,745	1,357,822	219,993	1989	40 yrs.
87 South Commerce Way	253,886	1,222,329	1,476,215	253,200	1989	40 yrs.
89 South Commerce Way	367,706	1,947,170	2,314,875	428,276	1998	40 yrs.
7248 Industrial Boulevard	2,670,673	14,217,038	16,887,711	2,594,944	1988	40 yrs.
6601-6625 W. 78th Street	2,310,246	38,582,050	40,892,296	4,997,822	1998	40 yrs.
95 Highland Avenue	430,593	4,266,335	4,696,928	675,691	1985	40 yrs.
2905 Northwest Boulevard	516,920	5,683,671	6,200,590	1,087,917	1983	40 yrs.
2800 Campus Drive	395,366	4,369,055	4,764,421	728,138	1985	40 yrs.
2955 Xenium Lane	151,238	1,680,118	1,831,356	422,965	1985	40 yrs.
9401-9443 Science Center Drive	510,064	4,105,070	4,615,134	749,900	1989	40 yrs.
6321-6325 Bury Drive	462,876	4,300,267	4,763,143	803,799	1988	40 yrs.
7115-7173 Shady Oak Road	454,974	4,671,933	5,126,907	837,216	1984	40 yrs.
7660-7716 Golden Triangle Drive	1,289,215	6,305,333	7,594,548	1,533,130	1988	40 yrs.
7400 Flying Cloud Drive	195,982	1,905,809	2,101,790	303,766	1987	40 yrs.
10301-10305 West 70th Street	118,300	1,182,295	1,300,595	203,917	1984	40 yrs.
10321 West 70th Street	142,399	1,665,375	1,807,774	243,018	1984	40 yrs.
10333 West 70th Street	108,610	1,027,319	1,135,929	173,716	1984	40 yrs.
10349-10357 West 70th Street	270,584	2,748,126	3,018,709	466,513	1985	40 yrs.
10365-10375 West 70th Street	285,464	2,873,735	3,159,198	486,335	1985	40 yrs.
10393-10394 West 70th Street	264,419	2,829,212	3,093,631	481,725	1985	40 yrs.
7078 Shady Oak Road	336,481	3,139,939	3,476,420	526,320	1985	40 yrs.
1525 Valley Center Parkway	804,104	7,154,370	7,958,475	1,243,068	1999	40 yrs.
6620 Grant Way	430,824	1,950,149	2,380,973	320,615	1989	40 yrs.
10400 Viking Drive	2,938,372	21,491,907	24,430,280	3,599,386	1999	40 yrs.
26911-26957 Northwestern Highway	7,799,515	73,249,966	81,049,481	12,295,918	1985	40 yrs.
1650 Research Drive	763,067	7,378,401	8,141,468	1,189,553	1985	40 yrs.
1775 Research Drive	331,422	2,838,153	3,169,575	467,124	1985	40 yrs.
1875 Research Drive	329,863	2,895,451	3,225,314	502,465	1986	40 yrs.
1850 Research Drive	781,054	9,197,343	9,978,397	1,354,357	1986	40 yrs.
1965 Research Drive	419,090	3,758,086	4,177,177	668,484	1987	40 yrs.
1960 Research Drive	419,146	4,198,236	4,617,382	640,127	1987	40 yrs.
27260 Haggerty Road	456,877	4,454,653	4,911,530	785,308	1983	40 yrs.
27200 Haggerty Road	382,754	3,723,175	4,105,929	669,254	1983	40 yrs.
27280 Haggerty Road	452,860	4,347,704	4,800,564	722,579	1983	40 yrs.
27220 Haggerty Road	203,064	1,973,448	2,176,512	358,608	1985	40 yrs.
27240 Haggerty Road	171,518	1,629,240	1,800,757	282,197	1985	40 yrs.
27300 Haggerty Road	370,378	3,518,307	3,888,686	594,466	1985	40 yrs.
700 Nestle Way	4,174,970	17,345,175	21,520,145	2,482,401	1998	40 yrs.
5600 & 5610 Rowland Road	829,263	8,830,525	9,659,789	1,699,555	1988	40 yrs.
1101 Allen Drive	98,148	977,888	1,076,036	141,697	1974	40 yrs.
1151 Allen Drive	164,486	1,695,487	1,859,974	339,905	1974	40 yrs.
1300 Rankin Street	134,094	1,584,278	1,718,372	360,590	1979	40 yrs.
1350 Rankin Street	111,779	1,124,475	1,236,254	192,334	1979	40 yrs.
1376-1400 Rankin Street	134,296	1,341,766	1,476,061	236,921	1979	40 yrs.
1352-1374 Rankin Street	153,279	1,562,459	1,715,737	265,707	1979	40 yrs.
1324-1346 Rankin Street	134,094	1,230,703	1,364,797	194,506	1979	40 yrs.
1301-1307 Rankin Street	111,779	1,129,667	1,241,446	184,052	1978	40 yrs.
1409 Allen Drive	142,374	1,576,436	1,718,810	296,139	1978	40 yrs.
1304 E Maple Road	211,236	2,216,007	2,427,243	341,638	1971	40 yrs.
1334 Maplelawn Road	124,300	1,140,775	1,265,075	187,154	1983	40 yrs.
1290 Maplelawn Road	85,325	832,635	917,960	129,030	1984	40 yrs.
1070 Maplelawn Road	68,563	721,633	790,196	118,425	1982	40 yrs.
950 Maplelawn Road	252,433	2,366,077	2,618,510	381,583	1982	40 yrs.
894 Maplelawn Road	181,753	1,826,933	2,008,686	258,762	1986	40 yrs.
1179 Maplelawn Road	87,849	868,510	956,359	138,389	1984	40 yrs.
1940 Norwood Drive	86,839	872,901	959,740	141,554	1983	40 yrs.
1311-1331 Maplelawn Road	125,410	1,336,843	1,462,254	252,270	1986	40 yrs.
2354 Bellingham Street	87,344	809,741	897,085	128,887	1990	40 yrs.
2360 Bellingham Street	87,344	848,063	935,407	130,518	1985	40 yrs.
26442-26450 Haggerty Road	237,691	2,240,873	2,478,564	342,464	1988	40 yrs.
26500 Haggerty Road	311,097	3,004,537	3,315,635	453,146	1986	40 yrs.
26650 Haggerty Road	173,170	1,656,014	1,829,184	249,296	1988	40 yrs.
26700 Haggerty Road	253,341	2,321,768	2,575,110	360,579	1986	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
26750 Haggerty Road	Farmington Hills, MI	—	292,717	2,638,688	194,613
26800 Haggerty Road	Farmington Hills, MI	—	175,489	1,583,362	202,721
26842-26850 Haggerty Road	Farmington Hills, MI	—	239,606	2,160,470	216,588
26600 Haggerty Road	Farmington Hills, MI	—	455,846	—	2,527,730
26550 Haggerty Road	Farmington Hills, MI	—	368,083	—	2,584,868
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	786,441
7562 Penn Drive	Allentown, PA	*	269,614	844,069	99,364
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	310,821
50 West Big Beaver Road	Troy, MI	—	2,159,678	19,481,454	1,359,728
100 West Big Beaver Road	Troy, MI	—	2,113,006	19,057,355	973,209
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	204,148
794 Roble Road	Allentown, PA	*	1,147,541	6,088,041	1,125,815
6923 Schantz Spring Road	Allentown, PA	—	1,127,805	3,309,132	185,046
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	1,435,444
10300 Bren Road	Minnetonka, MN	—	344,614	3,110,477	313,057
14630-14650 28th Avenue North	Plymouth, MN	*	198,205	1,793,422	517,429
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	332,355
8301 West Parkland Court	Milwaukee, WI	—	358,442	3,233,707	515,965
32991 Hamilton Court	Farmington Hills, MI	—	1,065,392	3,627,675	947,764
7500 West 110th Street	Overland Park, KS	—	2,380,493	9,575,474	2,546,116
7132 Daniels Drive	Allentown, PA	5,510,000	1,623,326	3,464,626	3,886,296
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	25,622
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	(14,268)
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	477,986
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,377,738
4801 West 81st Street	Bloomington, MN	1,876,045	1,624,701	2,494,368	437,691
8100 Cedar Avenue	Bloomington, MN	4,147,958	501,313	3,675,416	994,225
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	361,437
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	129,277
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,202,726
2475-2479 Elliot Avenue	Troy, MI	—	128,808	516,393	15,137
32661 Edward Avenue	Madison Heights, MI	—	378,838	2,330,550	4,054
32751 Edward Avenue	Madison Heights, MI	—	151,410	859,462	54,559
32853 Edward Avenue	Madison Heights, MI	—	138,121	784,426	86,427
555 East Mandoline Avenue	Madison Heights, MI	—	140,862	799,993	80,328
599 East Mandoline Avenue	Madison Heights, MI	—	132,164	646,768	98,690
749 East Mandoline Avenue	Madison Heights, MI	—	144,658	708,054	10,611
750 East Mandoline Avenue	Madison Heights, MI	—	151,458	741,185	41,978
900 East Mandoline Avenue	Madison Heights, MI	—	157,729	771,872	9,046
949 East Mandoline Avenue	Madison Heights, MI	—	137,049	778,338	5,751
31601 Research Park Drive	Madison Heights, MI	—	331,179	1,879,812	10,787
31651 Research Park Drive	Madison Heights, MI	—	194,012	1,101,576	59,169
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	3,575
31701 Research Park Drive	Madison Heights, MI	—	185,845	1,054,681	126,202
31751 Research Park Drive	Madison Heights, MI	—	194,063	1,300,574	70,022
31800 Research Park Drive	Madison Heights, MI	—	217,929	1,601,469	29,193
800 Tech Row	Madison Heights, MI	—	444,977	2,984,811	38,899
900 Tech Row	Madison Heights, MI	—	155,606	883,725	24,370
1000 Tech Row	Madison Heights, MI	—	357,897	2,628,029	84,900
31771 Sherman Avenue	Madison Heights, MI	—	150,944	645,040	59,151
31791 Sherman Avenue	Madison Heights, MI	—	105,606	649,891	7,583
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	6,618
31831 Sherman Avenue	Madison Heights, MI	—	158,483	900,064	4,820
31900 Sherman Avenue	Madison Heights, MI	—	269,293	1,754,498	44,705
800 East Whitcomb Avenue	Madison Heights, MI	—	151,704	1,294,687	98,221
950 East Whitcomb Avenue	Madison Heights, MI	—	113,630	2,162,302	270,582
1000 East Whitcomb Avenue	Madison Heights, MI	—	113,512	1,023,613	155,242
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	26,687
1210 East Whitcomb Avenue	Madison Heights, MI	—	121,298	329,051	27,093
1260 Kempar Avenue	Madison Heights, MI	—	78,720	385,223	26,367
1280 Kempar Avenue	Madison Heights, MI	—	142,305	536,474	25,150
22515 Heslip Drive	Novi, MI	—	144,477	338,277	54,151
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	39,017
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	9,190
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,852,439
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,626,783
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	62,495
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	322,483
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	191,673
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	1,038,073
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	101,328

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
26750 Haggerty Road	292,720	2,833,298	3,126,018	524,470	1988	40 yrs.
26800 Haggerty Road	175,492	1,786,080	1,961,572	310,707	1986	40 yrs.
26842-26850 Haggerty Road	239,609	2,377,055	2,616,664	448,919	1988	40 yrs.
26600 Haggerty Road	537,693	2,445,883	2,983,576	467,468	1999	40 yrs.
26550 Haggerty Road	535,179	2,417,771	2,952,951	432,065	2000	40 yrs.
2920 Northwest Boulevard	384,235	4,227,909	4,612,145	800,026	1997	40 yrs.
7562 Penn Drive	269,614	943,433	1,213,047	148,056	1989	40 yrs.
7277 Williams Avenue	463,123	1,759,671	2,222,794	324,126	1989	40 yrs.
50 West Big Beaver Road	2,159,678	20,841,181	23,000,860	3,237,144	1987	40 yrs.
100 West Big Beaver Road	2,113,006	20,030,564	22,143,569	3,121,276	1987	40 yrs.
7355 Williams Avenue	489,749	1,862,239	2,351,988	292,300	1998	40 yrs.
794 Roble Road	1,147,541	7,213,857	8,361,398	1,087,007	1985	40 yrs.
6923 Schantz Spring Road	1,127,805	3,494,178	4,621,983	497,482	1993	40 yrs.
5400-5500 Feltl Road	883,895	9,418,789	10,302,684	1,439,924	1985	40 yrs.
10300 Bren Road	344,614	3,423,534	3,768,147	551,216	1981	40 yrs.
14630-14650 28th Avenue North	198,205	2,310,851	2,509,056	372,956	1978	40 yrs.
245 Executive Drive	577,067	5,530,258	6,107,325	816,288	1984	40 yrs.
8301 West Parkland Court	358,442	3,749,672	4,108,113	566,983	1982	40 yrs.
32991 Hamilton Court	1,065,392	4,575,439	5,640,831	332,538	1989	40 yrs.
7500 West 110th Street	2,380,493	12,121,589	14,502,082	1,509,653	1983	40 yrs.
7132 Daniels Drive	1,695,610	7,278,637	8,974,247	991,021	1988	40 yrs.
7695-7699 Anagram Drive	760,525	3,280,379	4,040,904	464,445	1997	40 yrs.
7550 Meridian Circle	513,250	2,887,638	3,400,888	405,454	1989	40 yrs.
2800 Northwest Boulevard	1,934,438	11,430,489	13,364,926	1,662,942	1995	40 yrs.
3255 Neil Armstrong Boulevard	1,131,017	3,377,738	4,508,756	422,198	1998	40 yrs.
4801 West 81st Street	1,624,701	2,932,059	4,556,760	464,411	1984	40 yrs.
8100 Cedar Avenue	501,313	4,669,641	5,170,954	574,571	1983	40 yrs.
7800 N. 113th Street	1,711,964	7,209,294	8,921,258	1,010,764	1991	40 yrs.
9600 54th Avenue	332,317	3,207,097	3,539,414	443,043	1998	40 yrs.
8014 Industrial Boulevard	3,645,117	9,576,867	13,221,984	1,085,439	1999	40 yrs.
2475-2479 Elliot Avenue	128,808	531,531	660,338	82,353	1984	40 yrs.
32661 Edward Avenue	378,838	2,334,604	2,713,442	316,109	1976	40 yrs.
32751 Edward Avenue	151,410	914,021	1,065,431	134,532	1969	40 yrs.
32853 Edward Avenue	138,121	870,853	1,008,974	138,807	1973	40 yrs.
555 East Mandoline Avenue	140,862	880,321	1,021,183	132,634	1979	40 yrs.
599 East Mandoline Avenue	132,164	745,457	877,622	119,527	1979	40 yrs.
749 East Mandoline Avenue	144,658	718,665	863,323	100,589	1974	40 yrs.
750 East Mandoline Avenue	151,458	783,162	934,621	107,189	1969	40 yrs.
900 East Mandoline Avenue	157,729	780,918	938,647	104,640	1972	40 yrs.
949 East Mandoline Avenue	137,049	784,089	921,138	110,087	1974	40 yrs.
31601 Research Park Drive	331,179	1,890,599	2,221,778	255,966	1985	40 yrs.
31651 Research Park Drive	194,012	1,160,745	1,354,757	149,315	1985	40 yrs.
31700 Research Park Drive	373,203	1,828,295	2,201,498	247,566	1988	40 yrs.
31701 Research Park Drive	185,845	1,180,883	1,366,728	151,178	1985	40 yrs.
31751 Research Park Drive	194,063	1,370,596	1,564,659	176,358	1985	40 yrs.
31800 Research Park Drive	217,929	1,630,662	1,848,591	225,272	1986	40 yrs.
800 Tech Row	444,977	3,023,710	3,468,687	409,123	1986	40 yrs.
900 Tech Row	155,606	908,095	1,063,700	138,553	1986	40 yrs.
1000 Tech Row	357,897	2,712,929	3,070,826	365,119	1987	40 yrs.
31771 Sherman Avenue	150,944	704,191	855,135	115,400	1982	40 yrs.
31791 Sherman Avenue	105,606	657,474	763,080	92,730	1983	40 yrs.
31811 Sherman Avenue	207,599	1,185,628	1,393,227	162,773	1983	40 yrs.
31831 Sherman Avenue	158,483	904,885	1,063,367	125,298	1984	40 yrs.
31900 Sherman Avenue	269,293	1,799,202	2,068,496	259,461	1984	40 yrs.
800 East Whitcomb Avenue	151,704	1,392,908	1,544,613	232,310	1987	40 yrs.
950 East Whitcomb Avenue	113,630	2,432,884	2,546,514	308,470	1988	40 yrs.
1000 East Whitcomb Avenue	113,512	1,178,855	1,292,367	165,589	1980	40 yrs.
1201 East Whitcomb Avenue	302,567	1,239,920	1,542,487	180,406	1980	40 yrs.
1210 East Whitcomb Avenue	121,298	356,145	477,443	57,867	1983	40 yrs.
1260 Kempar Avenue	78,720	411,590	490,310	58,669	1981	40 yrs.
1280 Kempar Avenue	142,305	561,624	703,929	76,008	1983	40 yrs.
22515 Heslip Drive	144,477	392,429	536,906	60,960	1975	40 yrs.
7800 Equitable Drive	2,188,525	3,827,779	6,016,304	516,849	1993	40 yrs.
7905 Fuller Road	1,230,965	4,083,254	5,314,219	525,530	1994	40 yrs.
705 Boulder Drive	4,486,836	14,849,699	19,336,535	1,276,013	2001	40 yrs.
9023 Columbine Road	1,956,273	4,626,783	6,583,056	580,382	1999	40 yrs.
9801 80th Avenue	1,689,726	7,999,640	9,689,366	1,116,568	1994	40 yrs.
11950 W. Lake Park Drive	394,938	2,659,477	3,054,414	374,041	1986	40 yrs.
11400 W. Lake Park Drive	443,101	2,546,071	2,989,172	310,317	1986	40 yrs.
11425 W. Lake Park Drive	385,305	3,385,643	3,770,948	488,785	1987	40 yrs.
11301 W. Lake Park Drive	619,465	2,722,797	3,342,261	338,457	1987	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	495,082
651 Boulder Drive	Allentown, PA	—	4,308,646	—	13,335,866
38100 Ecorse Road	Romulus, MI	—	955,063	—	8,890,625
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	719,459
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	254,055
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,375,797
1600-1630 East Big Beaver Road	Troy, MI	—	1,454,406	2,952,884	53,694
14390 Huntington Avenue	Savage, MN	—	1,463,666	6,271,050	308,604
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	212,764
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	876,359
11414 West Park Place	Milwaukee, WI	—	234,443	—	9,876,369
8937 Columbine Road	Eden Prairie, MN	—	1,325,829	—	4,354,337
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517	—	8,664,588
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	9,830,650
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	48,494
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	441,665
N26 W23445 Paul Road	Pewaukee, WI	—	561,904	1,928,064	61,756
11200 West Plank Court	Wauwatosa, WI	—	330,829	2,288,853	1,077,541
11020 West Plank Court	Wauwatosa, WI	—	464,246	3,230,511	29,313
2600 Bellingham Drive	Troy, MI	—	1,796,869	—	4,110,988
2710 Bellingham Drive	Troy, MI	—	1,796,869	—	4,191,117
38000 Ecourse Road	Romulus, MI	—	807,660	—	12,732,027
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577	—	4,105,182
3773 Corporate Parkway	Center Valley, PA	—	738,108	—	7,485,501
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	232,337
74 West Broad Street	Bethlehem, PA	—	1,096,127	—	11,851,427
4600 Nathan Lane	Minneapolis, MN	—	1,063,558	—	6,082,413
8150 Industrial Boulevard	Allentown, PA	—	2,564,167	—	8,703,838
8250 Industrial Boulevard	Allentown, PA	—	1,025,667	—	5,261,902
650 Boulder Drive	Allentown, PA	—	5,208,248	—	19,106,605
8995 Columbine Road	Eden Prairie, MN	—	1,087,594	—	3,480,053
8911 Columbine Road	Eden Prairie, MN	—	916,687	—	3,590,037
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	10,084,312
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,288,951
10855 West Park Place	Milwaukee, WI	—	122,894	—	2,679,311
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,115,930
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	943,901
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,037,834
9th & Hamilton Street	Allentown, PA	—	615,624	—	57,065,800
7165 Ambassador Drive	Allentown, PA	—	792,999	—	4,533,868
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	586,610
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	3,625,315
101-121 N Raddant Road	Batavia, IL	—	986,912	9,984,405	39,415
900 Douglas Road	Batavia, IL	—	308,586	3,116,469	9,635
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	1,918
4523 Green Point Drive	High Point, NC	—	234,564	—	2,403,961
4501 Green Point Drive	High Point, NC	—	319,289	—	2,545,342
4500 Green Point Drive	High Point, NC	—	230,622	—	2,317,162
2427 Penny Road	High Point, NC	—	1,165,664	—	3,456,657
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	19,734,499
4524 Green Point Drive	High Point, NC	*	182,810	—	2,239,199
4328, 4336 Federal Drive	High Point, NC	5,233,360	521,122	—	7,143,663
200 Centreport Drive	Greensboro, NC	*	331,400	3,768,600	491,405
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	612,716
1751 Bluehills Drive	Roanoke, VA	—	1,063,728	8,500,677	—
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	437,417
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	—
4001 Carolina Avenue	Richmond, VA	—	29,443	215,914	101,296
5600-5626 Eastport Boulevard	Richmond, VA	*	489,941	3,592,900	116,083
5650-5674 Eastport Boulevard	Richmond, VA	*	644,384	4,025,480	215,819
5700 Eastport Boulevard	Richmond, VA	*	408,729	2,697,348	49,509
3432 Holland Road	Virginia Beach, VA	—	173,527	790,515	2,462
4880 Cox Road	Glen Allen, VA	*	743,898	4,499,807	1,142,223
4101-4127 Carolina Avenue	Richmond, VA	*	310,854	2,279,597	122,792
4201-4261 Carolina Avenue	Richmond, VA	*	693,203	5,083,493	738,201
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,377,427
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	153,978
4337-4379 Carolina Avenue	Richmond, VA	*	325,303	2,385,557	765,061
4501-4549 Carolina Avenue	Richmond, VA	*	486,166	3,565,211	215,411

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
11900 W. Lake Park Drive	350,628	2,889,195	3,239,822	648,517	1987	40 yrs.
651 Boulder Drive	4,308,646	13,335,866	17,644,512	1,512,301	2000	40 yrs.
38100 Ecorse Road	853,063	8,992,625	9,845,688	677,732	2000	40 yrs.
6161 Green Valley Drive	741,194	4,030,244	4,771,438	436,701	1992	40 yrs.
4700 Nathan Lane North	1,501,308	8,671,139	10,172,447	1,017,419	1996	40 yrs.
16620-16650 W Bluemound Road	586,665	4,543,962	5,130,627	497,117	1999	40 yrs.
8967 Columbine Road	1,450,000	3,375,797	4,825,797	381,187	2000	40 yrs.
1600-1630 East Big Beaver Road	1,458,737	3,002,247	4,460,984	312,536	1982	40 yrs.
14390 Huntington Avenue	1,464,521	6,578,799	8,043,320	624,195	1988	40 yrs.
550-590 Hale Avenue	766,390	3,700,663	4,467,053	411,472	1996	40 yrs.
7777 Golden Triangle Drive	993,101	3,013,221	4,006,322	266,383	2000	40 yrs.
11414 West Park Place	491,531	9,619,281	10,110,812	1,010,161	2001	40 yrs.
8937 Columbine Road	1,739,966	3,940,200	5,680,166	316,484	2001	40 yrs.
7615 Smetana Lane	3,000,000	6,676,105	9,676,105	663,385	2001	40 yrs.
7805 Hudson Road	1,385,739	9,724,746	11,110,485	597,129	2002	40 yrs.
11520 West Calumet Road	341,698	1,576,042	1,917,740	153,808	1995	40 yrs.
12100 West Park Place	532,370	3,683,154	4,215,524	358,089	1984	40 yrs.
N26 W23445 Paul Road	561,904	1,989,820	2,551,724	190,315	1985	40 yrs.
11200 West Plank Court	330,829	3,366,394	3,697,223	657,480	1988	40 yrs.
11020 West Plank Court	464,246	3,259,824	3,724,071	292,543	1985	40 yrs.
2600 Bellingham Drive	1,938,746	3,969,112	5,907,858	492,402	2002	40 yrs.
2710 Bellingham Drive	1,938,746	4,049,240	5,987,986	379,391	2002	40 yrs.
38000 Ecourse Road	1,053,337	12,486,350	13,539,687	1,231,790	2001	40 yrs.
10801 Nesbitt Avenue South	786,382	4,103,377	4,889,759	502,557	2001	40 yrs.
3773 Corporate Parkway	794,403	7,429,206	8,223,608	906,426	2001	40 yrs.
7028 Snowdrift Road	524,390	1,187,700	1,712,089	113,877	1982	40 yrs.
74 West Broad Street	1,099,079	11,848,476	12,947,554	873,178	2002	40 yrs.
4600 Nathan Lane	1,038,197	6,107,774	7,145,971	426,593	2002	40 yrs.
8150 Industrial Boulevard	2,571,466	8,696,539	11,268,005	513,198	2002	40 yrs.
8250 Industrial Boulevard	1,035,854	5,251,715	6,287,569	203,423	2002	40 yrs.
650 Boulder Drive	5,242,478	19,072,376	24,314,854	613,280	2002	40 yrs.
8995 Columbine Road	2,055,296	2,512,352	4,567,648	177,418	2001	40 yrs.
8911 Columbine Road	1,718,407	2,788,316	4,506,723	56,931	2000	40 yrs.
1605 Valley Center Parkway	1,766,196	9,047,867	10,814,064	336,661	2000	40 yrs.
5775 West Old Shakopee Road	2,060,644	7,129,973	9,190,617	1,172,000	2002	40 yrs.
10855 West Park Place	424,710	2,377,495	2,802,205	139,488	2002	40 yrs.
5715 Old Shakopee Road West	1,264,758	4,475,180	5,739,938	123,959	2002	40 yrs.
5735 Old Shakopee Road West	1,264,758	3,303,151	4,567,910	130,792	2002	40 yrs.
3400 High Point Boulevard	662,809	2,673,252	3,336,061	121,829	2002	40 yrs.
9th & Hamilton Street	1,162,150	56,519,274	57,681,424	1,045,102	2001	40 yrs.
7165 Ambassador Drive	804,848	4,522,019	5,326,867	154,456	2002	40 yrs.
15800 West Bluemound Road	1,306,811	8,697,038	10,003,849	376,836	1994	40 yrs.
12501 & 12701 Whitewater Drive	2,177,953	7,570,656	9,748,609	13,049	1986	40 yrs.
101-121 N Raddant Road	986,912	10,023,821	11,010,733	83,360	2003	40 yrs.
900 Douglas Road	308,586	3,126,104	3,434,690	26,014	2003	40 yrs.
5150 International Drive	740,708	5,108,908	5,849,616	—	2003	40 yrs.
4523 Green Point Drive	235,698	2,402,828	2,638,525	806,066	1988	40 yrs.
4501 Green Point Drive	320,450	2,544,181	2,864,631	830,957	1989	40 yrs.
4500 Green Point Drive	231,692	2,316,092	2,547,784	781,551	1989	40 yrs.
2427 Penny Road	655,240	3,967,080	4,622,321	1,278,140	1990	40 yrs.
180,190 Cochrane Drive	3,752,293	19,652,462	23,404,755	6,259,448	1988	40 yrs.
4524 Green Point Drive	183,888	2,238,120	2,422,009	768,416	1989	40 yrs.
4328, 4336 Federal Drive	825,092	6,839,692	7,664,785	2,435,707	1995	40 yrs.
200 Centreport Drive	332,017	4,259,389	4,591,405	1,067,249	1986	40 yrs.
7178-80 Columbia Gateway	1,571,105	5,397,734	6,968,840	1,542,524	1987	40 yrs.
1751 Bluehills Drive	1,063,728	8,500,677	9,564,405	1,861,084	1991	40 yrs.
4300 Carolina Avenue	2,009,136	15,363,606	17,372,742	3,343,847	1985	40 yrs.
301 Hill Carter Parkway	659,456	4,836,010	5,495,466	1,067,815	1989	40 yrs.
4001 Carolina Avenue	29,443	317,210	346,653	70,921	1935	40 yrs.
5600-5626 Eastport Boulevard	489,941	3,708,983	4,198,924	859,514	1989	40 yrs.
5650-5674 Eastport Boulevard	644,384	4,241,299	4,885,683	1,022,748	1990	40 yrs.
5700 Eastport Boulevard	408,729	2,746,857	3,155,586	607,667	1990	40 yrs.
3432 Holland Road	173,527	792,977	966,504	174,616	1989	40 yrs.
4880 Cox Road	743,898	5,642,030	6,385,928	728,180	1995	40 yrs.
4101-4127 Carolina Avenue	310,854	2,402,389	2,713,243	512,257	1973	40 yrs.
4201-4261 Carolina Avenue	693,203	5,821,694	6,514,897	1,352,571	1975	40 yrs.
4263-4299 Carolina Avenue	256,203	3,927,076	4,183,279	748,381	1976	40 yrs.
4301-4335 Carolina Avenue	223,696	1,794,413	2,018,109	383,297	1978	40 yrs.
4337-4379 Carolina Avenue	325,303	3,150,618	3,475,921	932,261	1979	40 yrs.
4501-4549 Carolina Avenue	486,166	3,780,622	4,266,788	826,801	1981	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
4551-4593 Carolina Avenue	Richmond, VA	*	474,360	3,478,646	158,100
4601-4643 Carolina Avenue	Richmond, VA	*	652,455	4,784,675	431,457
4645-4683 Carolina Avenue	Richmond, VA	*	404,616	2,967,187	1,009,147
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	220,398
4401-4445 Carolina Avenue	Richmond, VA	*	615,038	4,510,272	313,446
12 S. Third Street	Richmond, VA	—	40,539	184,682	14,061
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	104,580
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443
4344 Federal Drive	High Point, NC	*	484,001	—	2,592,208
5601-5659 Eastport Boulevard	Richmond, VA	*	705,660	—	4,855,455
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,802,999
202 Centreport Drive	Greensboro, NC	*	549,948	5,360,462	588,195
101 Centreport Drive	Greensboro, NC	—	826,237	—	7,825,228
4717-4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	197,672
4000 Piedmont Parkway	High Point, NC	*	592,885	4,825,615	537,081
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,637,230
4380 Federal Drive	High Point, NC	—	282,996	—	2,110,550
4388 Federal Drive	High Point, NC	—	143,661	—	1,225,382
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,715,308
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,458,196
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	133,503
5500 Cox Road	Glen Allen, VA	—	443,485	—	2,741,388
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	294,549
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	208,339
13001 Kingston Avenue	Richmond, VA	—	376,584	—	2,032,172
150 Ridgeview Center Drive	Duncan, SC	—	711,353	8,056,324	883,526
420 Park Avenue	Greenville, SC	—	522,548	2,730,261	594,371
5701-5799 Eastport Boulevard	Richmond, VA	*	694,644	—	5,608,969
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	8,886,318
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,043,517
600 H P Way	Chester, VA	—	146,126	—	5,580,150
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	40,486
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	22,863
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	183,044
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	396,147
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	210,266
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	43,948
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	97,815
500 H P Way	Chester, VA	—	142,692	—	5,233,037
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	311,153
701 Liberty Way	Richmond, VA	—	171,711	—	5,003,733
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,413,060
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,151,188
4170 Mendenhall Oaks Parkway	High Point, NC	—	143,699	—	2,203,381
4180 Mendenhall Oaks Parkway	High Point, NC	—	121,329	—	1,771,209
4050 Piedmont Parkway	High Point, NC	*	801,902	—	18,160,830
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	697,720
12730 Kingston Avenue	Richmond, VA	4,915,381	171,053	—	8,200,764
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,051,539
One Independence Pointe	Greenville, SC	—	780,881	6,199,230	4,709,471
55 Beattie Place	Greenville, SC	—	2,643,105	23,439,801	2,687,365
75 Beattie Place	Greenville, SC	—	2,406,646	17,400,939	981,702
7736 McCloud Road	Greensboro, NC	—	591,795	5,895,312	351,612
2809 South Lynnhaven Road	Virginia Beach, VA	*	953,590	6,142,742	786,374
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	722,267
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	795,442
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	640,003
22 Enterprise Parkway	Hampton, VA	*	1,097,368	6,760,778	718,764
530 Eastpark Court	Richmond, VA	*	266,883	—	2,838,265
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	197,405
10430 Lakeridge Parkway	Ashland, VA	—	421,267	3,770,870	119,084
10456 Lakeridge Parkway	Ashland, VA	—	409,261	3,663,754	180,372
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	6,679
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	114,622
15 Brendan Way	Greenville, SC	—	614,192	3,012,019	1,107,682
11838 Rock Landing Drive	Newport News, VA	—	673,942	2,111,481	613,393
11844 Rock Landing Drive	Newport News, VA	—	326,774	1,391,561	104,662
11846 Rock Landing Drive	Newport News, VA	—	299,066	1,419,266	339,809
11832 Rock Landing Drive	Newport News, VA	—	299,066	1,419,266	5,607,128
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	16,340

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
4551-4593 Carolina Avenue	474,360	3,636,746	4,111,106	800,000	1982	40 yrs.
4601-4643 Carolina Avenue	652,455	5,216,132	5,868,587	1,292,564	1985	40 yrs.
4645-4683 Carolina Avenue	404,616	3,976,334	4,380,950	1,467,544	1985	40 yrs.
4447-4491 Carolina Avenue	454,056	2,950,140	3,404,196	666,848	1987	40 yrs.
4401-4445 Carolina Avenue	615,038	4,823,718	5,438,756	1,023,991	1988	40 yrs.
12 S. Third Street	40,539	198,743	239,282	42,272	1900	40 yrs.
9601 Cosner Drive	475,262	4,021,814	4,497,076	861,918	1995	40 yrs.
2300 East Parham Road	221,947	1,013,531	1,235,478	223,319	1988	40 yrs.
4344 Federal Drive	173,623	2,902,586	3,076,209	651,290	1996	40 yrs.
5601-5659 Eastport Boulevard	720,100	4,841,015	5,561,115	1,226,719	1996	40 yrs.
5900 Eastport Boulevard	687,898	4,791,761	5,479,660	831,348	1997	40 yrs.
202 Centreport Drive	549,679	5,948,926	6,498,605	1,391,565	1990	40 yrs.
101 Centreport Drive	826,237	7,825,228	8,651,465	1,240,919	1998	40 yrs.
4717-4729 Eubank Road	452,263	3,489,553	3,941,816	752,954	1978	40 yrs.
4000 Piedmont Parkway	597,368	5,358,213	5,955,581	1,202,729	1989	40 yrs.
4263F-N. Carolina Avenue	91,599	1,637,106	1,728,706	319,292	1975	40 yrs.
4380 Federal Drive	283,368	2,110,177	2,393,546	534,946	1997	40 yrs.
4388 Federal Drive	132,655	1,236,388	1,369,043	313,176	1997	40 yrs.
6532 Judge Adams Road	399,988	3,670,223	4,070,211	584,317	1997	40 yrs.
6530 Judge Adams Road	335,061	4,428,955	4,764,016	573,172	1999	40 yrs.
5000 Cox Road	771,029	3,817,936	4,588,965	714,150	1990	40 yrs.
5500 Cox Road	483,263	2,701,610	3,184,873	484,575	1999	40 yrs.
510 Eastpark Court	262,210	2,405,174	2,667,384	489,184	1989	40 yrs.
520 Eastpark Court	486,598	4,291,441	4,778,039	787,836	1989	40 yrs.
13001 Kingston Avenue	376,701	2,032,055	2,408,756	367,768	1998	40 yrs.
150 Ridgeview Center Drive	711,353	8,939,850	9,651,203	1,911,717	1984	40 yrs.
420 Park Avenue	522,548	3,324,633	3,847,180	768,975	1986	40 yrs.
5701-5799 Eastport Boulevard	700,503	5,603,110	6,303,613	1,160,104	1998	40 yrs.
4801 Cox Road	1,075,620	8,883,593	9,959,214	1,275,824	1998	40 yrs.
4160 Mendenhall Oaks Parkway	545,627	2,783,772	3,329,399	398,461	1998	40 yrs.
600 H P Way	501,752	5,224,524	5,726,276	811,109	1997	40 yrs.
9770 Patuxent Woods Drive	341,663	3,073,795	3,415,458	510,547	1986	40 yrs.
9780 Patuxent Woods Drive	218,542	1,963,499	2,182,041	324,993	1986	40 yrs.
9790 Patuxent Woods Drive	243,791	2,347,138	2,590,929	404,994	1986	40 yrs.
9810 Patuxent Woods Drive	266,684	2,763,048	3,029,732	405,978	1986	40 yrs.
9800 Patuxent Woods Drive	299,099	2,864,335	3,163,435	532,232	1988	40 yrs.
9820 Patuxent Woods Drive	237,779	2,154,783	2,392,562	369,719	1988	40 yrs.
9830 Patuxent Woods Drive	296,262	2,726,748	3,023,011	503,038	1986	40 yrs.
500 H P Way	491,919	4,883,810	5,375,729	658,290	1997	40 yrs.
9050 Red Branch Road	290,950	2,888,306	3,179,256	462,091	1972	40 yrs.
701 Liberty Way	1,188,857	3,986,587	5,175,444	538,794	1999	40 yrs.
4194 Mendenhall Oaks Parkway	265,991	2,249,441	2,515,432	423,612	1999	40 yrs.
4196 Mendenhall Oaks Parkway	173,889	2,044,030	2,217,919	481,931	1999	40 yrs.
4170 Mendenhall Oaks Parkway	373,502	1,973,578	2,347,080	349,997	1999	40 yrs.
4180 Mendenhall Oaks Parkway	315,614	1,576,923	1,892,538	339,319	1999	40 yrs.
4050 Piedmont Parkway	2,042,159	16,920,573	18,962,732	2,300,579	1998	40 yrs.
4198 Cox Road	670,292	4,536,965	5,207,257	810,725	1984	40 yrs.
12730 Kingston Avenue	1,201,072	7,170,745	8,371,817	431,356	2001	40 yrs.
4510 Cox Road	1,010,044	8,203,248	9,213,292	1,476,082	1990	40 yrs.
One Independence Pointe	784,617	10,904,965	11,689,582	1,067,467	1982	40 yrs.
55 Beattie Place	2,645,238	26,125,032	28,770,271	3,929,852	1986	40 yrs.
75 Beattie Place	2,408,577	18,380,710	20,789,287	2,932,418	1987	40 yrs.
7736 McCloud Road	591,795	6,246,924	6,838,719	957,731	1986	40 yrs.
2809 South Lynnhaven Road	953,590	6,929,117	7,882,706	1,084,130	1987	40 yrs.
200 Golden Oak Court	1,116,693	7,492,747	8,609,439	1,236,079	1988	40 yrs.
208 Golden Oak Court	965,177	7,524,159	8,489,336	1,175,318	1989	40 yrs.
1 Enterprise Parkway	974,675	6,219,872	7,194,547	1,097,377	1987	40 yrs.
22 Enterprise Parkway	1,097,368	7,479,542	8,576,910	1,281,379	1990	40 yrs.
530 Eastpark Court	334,772	2,770,376	3,105,148	675,925	1999	40 yrs.
484 Viking Drive	891,753	3,805,295	4,697,047	596,844	1987	40 yrs.
10430 Lakeridge Parkway	421,267	3,889,953	4,311,220	570,870	1989	40 yrs.
10456 Lakeridge Parkway	409,261	3,844,126	4,253,387	575,911	1991	40 yrs.
3829-3855 Gaskins Road	364,165	3,270,794	3,634,959	476,908	1988	40 yrs.
629 Phoenix Drive	371,694	2,222,719	2,594,413	322,091	1996	40 yrs.
15 Brendan Way	614,192	4,119,701	4,733,892	909,457	1988	40 yrs.
11838 Rock Landing Drive	673,942	2,724,874	3,398,816	467,898	1986	40 yrs.
11844 Rock Landing Drive	326,774	1,496,224	1,822,997	246,290	1989	40 yrs.
11846 Rock Landing Drive	299,066	1,759,076	2,058,142	328,017	1989	40 yrs.
11832 Rock Landing Drive	748,582	6,576,878	7,325,460	853,032	1988	40 yrs.
10800 Nuckols Boulevard	1,794,162	14,059,139	15,853,301	1,374,098	2000	40 yrs.
4606 Richlynn Drive	299,600	1,835,201	2,134,801	258,999	1985	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,172,349
4300 Federal Drive	High Point, NC	—	264,038	—	1,626,937
801 Liberty Way	Richmond, VA	—	780,000	—	6,372,271
8945-8975 Guilford Road	Columbia, MD	*	2,428,795	7,493,740	301,252
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	4,319
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	2,758,145
5 Manhattan Square	Hampton, VA	—	207,368	—	1,570,433
4183 Eagle Hill Drive	High Point, NC	—	122,203	—	3,742,689
4189 Eagle Hill Drive	High Point, NC	—	100,106	—	3,402,270
4020 Meeting Way	High Point, NC	—	94,232	—	1,682,549
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,524,292
6200 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,724,852
6210 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,703,378
4 Independence Pointe	Greenville, SC	—	—	—	3,509,503
5 Independence Pointe	Greenville, SC	—	—	—	3,286,404
170 Ridgeview Drive	Duncan, SC	—	224,162	109,218	4,907,027
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,397,149
1309 Executive Boulevard	Cheaspeake, VA	—	926,125	—	5,086,632
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494	—	2,822,351
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320	—	6,784,468
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943	—	2,928,632
200 Westgate Parkway	Richmond, VA	—	1,623,612	—	5,725,880
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	138,611
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,874,975
979 Batesville Road	Greenville, SC	—	1,190,555	—	5,609,482
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	4,629,615
5950 Symphony Woods Road	Columbia, MD	—	1,462,762	11,310,187	305,820
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,536,963
4604 Richlynn Drive	Belcamp, MD	—	—	—	693,137
1751 Blue Hills Drive Expansion	Roanoke, VA	—	—	—	4,873,660
200 Southchase Boulevard	Greenville, SC	21,173,702	512,911	—	7,343,563
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	33,991
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	(18,468)
4 North Park Drive	Hunt Valley, MD	6,291,514	3,269,948	13,551,370	4,005
6 North Park Drive	Hunt Valley, MD	8,026,075	2,077,949	8,770,566	2,473
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	2,340
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	3,306,396
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,496,498
5911-5925 Richard Street	Jacksonville, FL	—	275,582	—	508,608
8383-8385 Baycenter Road	Jacksonville, FL	—	63,703	—	833,624
8775 Baypine Road	Jacksonville, FL	—	906,804	—	3,174,422
6255 Lake Gray Boulevard	Jacksonville, FL	—	813,067	—	3,746,576
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	4,692,645
1200 River Place Blvd.	Jacksonville, FL	—	1,028,864	—	18,685,950
5941-5975 Richard Street	Jacksonville, FL	—	583,622	—	1,157,945
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,281,580
6000-6030 Bowdendale Avenue	Jacksonville, FL	—	275,475	—	1,740,351
7898 Baymeadows Way	Jacksonville, FL	—	561,802	—	1,974,647
5977-6607 Richard Street	Jacksonville, FL	—	180,033	—	3,249,765
7910 & 7948 Baymeadows Way	Jacksonville, FL	—	210,299	—	2,666,924
7954 & 7960 Baymeadows Way	Jacksonville, FL	—	291,312	—	2,946,877
8787 Baypine Road	Jacksonville, FL	—	2,076,306	—	35,412,918
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	1,437,376
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	2,302,901
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,736,480
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,326,445
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,226,424
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,286,644
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	683,591
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	17,776
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	59,310
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	322,378
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	866,686
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,106,699
8250 & 8256 Exchange Place	Orlando, FL	—	622,413	2,507,842	280,308
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	328,425
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	676,917
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	861,429
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	36,926
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	406,284

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
5700 Cleveland Street	700,564	10,764,617	11,465,182	1,720,441	1989	40 yrs.
4300 Federal Drive	276,038	1,614,937	1,890,975	212,600	1998	40 yrs.
801 Liberty Way	785,059	6,367,212	7,152,271	836,078	1999	40 yrs.
8945-8975 Guilford Road	2,427,065	7,796,722	10,223,787	1,086,067	1986	40 yrs.
7317 Parkway Drive	1,104,359	1,963,990	3,068,349	249,445	1983	40 yrs.
4135 Mendenall Oaks Parkway	500,980	2,756,665	3,257,645	312,546	2000	40 yrs.
5 Manhattan Square	212,694	1,565,107	1,777,801	194,459	1999	40 yrs.
4183 Eagle Hill Drive	526,266	3,338,626	3,864,892	551,065	2001	40 yrs.
4189 Eagle Hill Drive	431,106	3,071,270	3,502,376	291,404	2001	40 yrs.
4020 Meeting Way	378,101	1,398,680	1,776,781	169,614	2001	40 yrs.
6250 Old Dobbin Lane	1,295,000	3,187,397	4,482,397	260,984	2002	40 yrs.
6200 Old Dobbin Lane	1,295,000	3,387,957	4,682,957	166,108	2002	40 yrs.
6210 Old Dobbin Lane	1,295,000	3,366,483	4,661,483	206,075	2002	40 yrs.
4 Independence Pointe	467,438	3,042,065	3,509,503	171,870	2002	40 yrs.
5 Independence Pointe	467,438	2,818,966	3,286,404	266,423	2002	40 yrs.
170 Ridgeview Drive	229,443	5,010,964	5,240,407	302,614	2001	40 yrs.
100 Westgate Parkway	1,456,084	8,183,537	9,639,621	548,937	2001	40 yrs.
1309 Executive Boulevard	955,374	5,057,383	6,012,757	432,854	2001	40 yrs.
6509 Franz Warner Parkway	372,494	2,810,351	3,182,845	211,243	2001	40 yrs.
1400 Mendenhall Oaks Parkway	984,672	5,972,116	6,956,788	228,835	2002	40 yrs.
4191 Mendenhall Oaks Parkway	611,166	2,535,409	3,146,575	208,389	2002	40 yrs.
200 Westgate Parkway	1,072,797	6,276,695	7,349,492	228,710	2002	40 yrs.
21 Enterprise Parkway	265,719	8,303,678	8,569,397	602,339	1999	40 yrs.
1305 Executive Boulevard	1,129,850	4,606,144	5,735,994	189,152	2002	40 yrs.
979 Batesville Road	1,190,431	5,609,606	6,800,037	296,098	2002	40 yrs.
1313 Executive Boulevard	1,708,050	4,101,602	5,809,652	221,775	2002	40 yrs.
5950 Symphony Woods Road	1,467,623	11,611,147	13,078,770	716,249	1986	40 yrs.
20 Wright Avenue	1,861,025	8,881,883	10,742,908	284,732	2001	40 yrs.
4604 Richlynn Drive	—	693,137	693,137	21,756	2002	40 yrs.
1751 Blue Hills Drive Expansion	—	4,873,660	4,873,660	30,538	2003	40 yrs.
200 Southchase Boulevard	514,642	7,341,832	7,856,474	8,552	2003	40 yrs.
1457 Miller Store Road	473,689	2,697,036	3,170,725	16,748	2003	40 yrs.
521 Butler Farm Road	710,269	2,933,182	3,643,450	12,094	2003	40 yrs.
4 North Park Drive	3,269,948	13,555,376	16,825,323	56,335	2003	40 yrs.
6 North Park Drive	2,077,949	8,773,039	10,850,988	36,456	2003	40 yrs.
10 North Park Drive	2,211,969	7,818,382	10,030,351	32,474	2003	40 yrs.
9101,9111,9115 Guilford Road	765,952	3,299,395	4,065,347	1,625,233	1984	40 yrs.
9125,9135,9145 Guilford Road	920,439	5,476,213	6,396,652	2,859,587	1983	40 yrs.
5911-5925 Richard Street	286,335	497,856	784,190	309,225	1977	40 yrs.
8383-8385 Baycenter Road	65,329	831,998	897,327	440,707	1973	40 yrs.
8775 Baypine Road	913,013	3,168,213	4,081,226	1,189,367	1989	40 yrs.
6255 Lake Gray Boulevard	812,634	3,747,010	4,559,643	1,566,555	1987	40 yrs.
8665,8667,8669 Baypine Road	974,959	4,684,238	5,659,197	1,615,835	1987	40 yrs.
1200 River Place Blvd.	1,046,629	18,668,185	19,714,814	8,332,391	1985	40 yrs.
5941-5975 Richard Street	586,095	1,155,472	1,741,567	694,942	1978	40 yrs.
7970 Bayberry Road	129,979	1,279,122	1,409,100	890,220	1978	40 yrs.
6000-6030 Bowdendale Avenue	275,475	1,740,351	2,015,826	922,902	1979	40 yrs.
7898 Baymeadows Way	568,005	1,968,444	2,536,449	1,020,192	1978	40 yrs.
5977-6607 Richard Street	636,901	2,792,897	3,429,798	1,116,508	1980	40 yrs.
7910 & 7948 Baymeadows Way	211,449	2,665,774	2,877,223	1,337,198	1981	40 yrs.
7954 & 7960 Baymeadows Way	292,667	2,945,522	3,238,189	1,405,924	1982	40 yrs.
8787 Baypine Road	2,028,593	35,460,631	37,489,224	19,353,489	1990	40 yrs.
7077 Bonneval Road	774,020	7,220,356	7,994,376	2,460,030	1988	40 yrs.
4190 Belfort Road	827,420	8,162,481	8,989,901	2,767,470	1986	40 yrs.
11777 Central Highway	140,426	1,656,828	1,797,254	782,636	1985	40 yrs.
4345 Southpoint Parkway	418,093	8,318,387	8,736,480	1,529,897	1998	40 yrs.
7016 AC Skinner Parkway	602,633	2,320,994	2,923,626	732,351	1996	40 yrs.
7018 AC Skinner Parkway	846,461	4,220,959	5,067,420	1,335,563	1997	40 yrs.
7014 AC Skinner Parkway	780,486	3,080,356	3,860,842	713,483	1999	40 yrs.
6620 Southpoint Drive	614,602	4,951,067	5,565,670	1,059,714	1984	40 yrs.
7980 Bayberry Road	330,726	1,355,877	1,686,603	217,604	1978	40 yrs.
9600 Satellite Boulevard	252,850	1,357,233	1,610,083	228,442	1989	40 yrs.
9700 Satellite Boulevard	405,362	1,468,924	1,874,286	217,433	1989	40 yrs.
1902 Cypress Lake Drive	538,512	4,043,476	4,581,988	715,694	1989	40 yrs.
9550 Satellite Boulevard	587,319	2,094,211	2,681,530	399,505	1999	40 yrs.
8250 & 8256 Exchange Place	622,413	2,788,150	3,410,563	517,128	1985	40 yrs.
6600 Southpoint Parkway	1,002,704	4,379,880	5,382,584	990,879	1986	40 yrs.
6700 Southpoint Parkway	624,215	3,663,167	4,287,382	833,970	1987	40 yrs.
4801 Executive Park Court - 100	554,542	3,855,157	4,409,699	719,921	1990	40 yrs.
4801 Executive Park Court - 200	370,039	2,032,422	2,402,461	318,380	1990	40 yrs.
4810 Executive Park Court	370,039	3,451,577	3,821,617	492,400	1990	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	155,844
6602 Executive Park Court - 200	Jacksonville, FL	*	296,014	1,596,347	256,502
6631 Executive Park Court - 100	Jacksonville, FL	*	251,613	1,356,849	451,462
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	179,545
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	237,801
4815 Executive Park Court - 200	Jacksonville, FL	*	462,522	2,494,397	451,028
4825 Executive Park Court	Jacksonville, FL	*	601,278	3,242,491	73,253
4820 Executive Park Court	Jacksonville, FL	*	555,173	2,693,130	609,732
10511 & 10611 Satellite Boulevard	Orlando, FL	*	517,554	2,568,186	323,589
1400-1440 Central Florida Parkway	Orlando, FL	*	518,043	2,561,938	295,714
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	640
1300 Riverplace Boulevard	Jacksonville, FL	—	1,804,258	7,755,572	1,255,450
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,925,157
16445 Air Center Boulevard	Houston, TX	5,693,078	363,339	2,509,186	437,435
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	106,575
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	25,865
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	347,080
3701-3727 Vineland Road	Orlando, FL	—	767,929	2,096,504	102,817
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	7,955,890
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,461,101
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	65,840
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,359,882
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	802,268
4887 Belfort Road	Jacksonville, FL	—	1,299,202	—	7,746,919
6501 Lee Vista Boulevard	Orlando, FL	—	903,701	—	5,541,791
7255 Salisbury Road	Jacksonville, FL	—	392,060	—	2,697,600
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	133,314
2416 Lake Orange Drive	Orlando, FL	—	535,964	—	3,096,366
16605 Air Center Boulevard	Houston, TX	—	298,999	—	3,770,315
10771 Palm Bay Drive	Orlando, FL	—	664,605	—	2,362,814
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	9,775
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,256,156
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,427,808
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	589,947
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,274,715
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	222,353
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	252,392
3102, 3104, 3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	532,275
7020 AC Skinner Parkway	Jacksonville, FL	*	398,257	—	2,583,232
7022 AC Skinner Parkway	Jacksonville, FL	*	706,934	—	3,244,080
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	1,609,930
3501 Riga Boulevard	Tampa, FL	—	617,289	3,048,379	351,328
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	527,966
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	410,752
7920 Woodland Center Boulevard	Tampa, FL	*	1,382,648	2,445,444	(184,395)
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	188,143
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	111,571
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,290
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	284,532
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,099,212
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,715,783
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,518,869
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	*	603,776	4,176,238	627,332
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	185,482
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	343,298
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	96,646
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	95,783
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	230,496
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	28,338
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	187,461
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	43,078
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	69,256
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	24,625
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	29,671
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	858,376
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	678,980
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,014,601
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	969,856
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	17,896,746

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
6602 Executive Park Court - 100	388,541	2,251,114	2,639,656	420,644	1993	40 yrs.
6602 Executive Park Court - 200	296,032	1,852,831	2,148,863	299,898	1993	40 yrs.
6631 Executive Park Court - 100	251,627	1,808,297	2,059,924	270,165	1994	40 yrs.
6631 Executive Park Court - 200	407,043	2,374,133	2,781,176	415,224	1994	40 yrs.
4815 Executive Park Court - 100	366,339	2,213,172	2,579,511	359,344	1995	40 yrs.
4815 Executive Park Court - 200	462,549	2,945,398	3,407,947	513,883	1995	40 yrs.
4825 Executive Park Court	601,401	3,315,621	3,917,022	518,965	1996	40 yrs.
4820 Executive Park Court	555,213	3,302,822	3,858,035	588,278	1997	40 yrs.
10511 & 10611 Satellite Boulevard	522,991	2,886,338	3,409,329	574,976	1985	40 yrs.
1400-1440 Central Florida Parkway	518,043	2,857,652	3,375,695	429,075	1962	40 yrs.
6601 Executive Park Circle North	551,250	3,129,001	3,680,251	469,150	1992	40 yrs.
1300 Riverplace Boulevard	1,804,258	9,011,022	10,815,279	1,354,902	1980	40 yrs.
4901 Belfort Road	877,964	4,285,899	5,163,863	1,299,378	1986	40 yrs.
16445 Air Center Boulevard	363,339	2,946,621	3,309,960	528,733	1997	40 yrs.
16405 Air Center Boulevard	438,853	3,136,970	3,575,823	507,249	1997	40 yrs.
2216 Directors Row	453,918	2,598,067	3,051,985	360,932	1998	40 yrs.
1901 Summit Tower Boulevard	6,083,206	12,691,232	18,774,439	1,767,932	1998	40 yrs.
3701-3727 Vineland Road	767,929	2,199,322	2,967,250	341,726	1985	40 yrs.
4899 Belfort Road	1,299,351	7,955,740	9,255,091	1,000,445	2000	40 yrs.
4905 Belfort Street	641,272	3,457,983	4,099,255	468,315	2000	40 yrs.
16580 Air Center Boulevard	289,000	3,625,698	3,914,698	407,176	1997	40 yrs.
7251 Salisbury Road	662,559	2,905,261	3,567,820	314,885	2000	40 yrs.
2400 South Lake Orange Drive	642,427	2,103,419	2,745,846	180,860	2001	40 yrs.
10245 Centurion Parkway North	853,704	4,312,097	5,165,801	413,441	1996	40 yrs.
4887 Belfort Road	1,665,915	7,380,205	9,046,120	625,858	2002	40 yrs.
6501 Lee Vista Boulevard	925,671	5,519,821	6,445,492	333,090	2001	40 yrs.
7255 Salisbury Road	680,766	2,408,894	3,089,660	156,292	2002	40 yrs.
1755 Trans Central Drive	306,147	3,156,970	3,463,117	285,969	1999	40 yrs.
2416 Lake Orange Drive	704,800	2,927,530	3,632,330	312,807	2002	40 yrs.
16605 Air Center Boulevard	496,186	3,573,128	4,069,314	310,357	2002	40 yrs.
10771 Palm Bay Drive	685,383	2,342,035	3,027,419	223,856	2001	40 yrs.
10739 West Little York Road	799,560	5,959,040	6,758,600	186,220	1999	40 yrs.
10735 West Little York Road	1,135,483	7,583,608	8,719,090	51,459	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	2,290,002	16,724,948	19,014,950	256,689	2000	40 yrs.
10003 Satellite Boulevard	680,312	2,710,701	3,391,012	—	2003	40 yrs.
1090 Gills Drive	878,320	3,833,548	4,711,868	—	2003	40 yrs.
5501-5519 Pioneer Park Boulevard	262,416	1,734,937	1,997,353	444,540	1981	40 yrs.
5690-5694 Crenshaw Street	181,923	2,064,889	2,246,812	447,241	1979	40 yrs.
3102, 3104, 3110 Cherry Palm Drive	503,767	3,319,860	3,823,627	776,240	1986	40 yrs.
7020 AC Skinner Parkway	749,811	2,231,678	2,981,489	623,718	1996	40 yrs.
7022 AC Skinner Parkway	853,981	3,097,033	3,951,014	942,442	1996	40 yrs.
8401-8408 Benjamin Road	789,651	6,064,577	6,854,229	1,316,828	1986	40 yrs.
3501 Riga Boulevard	617,289	3,399,707	4,016,996	618,736	1987	40 yrs.
111 Kelsey Lane	359,540	1,989,816	2,349,356	449,913	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	1,408,478	5,657,999	7,066,476	1,041,155	1990	40 yrs.
7920 Woodland Center Boulevard	1,082,648	2,561,049	3,643,697	416,050	1997	40 yrs.
8154-8198 Woodland Center Boulevard	399,088	3,056,976	3,456,065	556,137	1988	40 yrs.
8112-42 Woodland Center Boulevard	513,263	3,341,811	3,855,073	557,452	1995	40 yrs.
8212 Woodland Center Boulevard	820,882	2,336,931	3,157,813	388,565	1996	40 yrs.
131 Kelsey Lane	559,527	4,407,226	4,966,753	1,088,149	1985	40 yrs.
1701 Clint Moore Boulevard	1,430,937	3,328,033	4,758,969	502,756	1985	40 yrs.
7724 Woodland Center Boulevard	235,894	2,099,211	2,335,105	409,621	1998	40 yrs.
7802-50 Woodland Center Boulevard	506,949	2,566,198	3,073,147	661,513	1999	40 yrs.
7852-98 Woodland Center Boulevard	506,949	2,369,285	2,876,233	656,169	1999	40 yrs.
5410 - 5430 Northwest 33rd Avenue	625,111	4,782,236	5,407,346	766,044	1985	40 yrs.
6500 NW 12th Avenue	—	3,238,890	3,238,890	503,378	1989	40 yrs.
6600 NW 12th Avenue	—	3,397,862	3,397,862	565,924	1989	40 yrs.
1500 SW 5th Court	972,232	3,988,731	4,960,963	615,273	1957	40 yrs.
1651 SW 5th Court	203,247	906,877	1,110,124	140,996	1990	40 yrs.
1601 SW 5th Court	203,247	1,041,590	1,244,837	130,128	1990	40 yrs.
1501 SW 5th Court	203,247	839,431	1,042,679	137,982	1990	40 yrs.
1400 SW 6th Court	1,157,049	4,808,417	5,965,466	770,312	1986	40 yrs.
1405 SW 6th Court	392,138	1,608,866	2,001,004	250,669	1985	40 yrs.
595 SW 13th Terrace	359,933	1,506,372	1,866,305	220,324	1984	40 yrs.
601 SW 13th Terrace	164,413	680,559	844,971	100,161	1984	40 yrs.
605 SW 16th Terrace	310,178	1,268,595	1,578,773	185,219	1965	40 yrs.
8921 Brittany Way	254,493	1,892,134	2,146,627	274,814	1998	40 yrs.
951 Broken Sound Parkway	1,426,251	6,777,931	8,204,182	1,137,975	1986	40 yrs.
3400 Lakeside Drive	2,022,153	12,360,482	14,382,635	1,942,087	1990	40 yrs.
3450 Lakeside Drive	2,022,152	12,326,999	14,349,151	2,007,646	1990	40 yrs.
3350 SW 148th Avenue	2,980,689	17,876,567	20,857,257	2,514,112	2000	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,457,917
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	306,429
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	351,353
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	4,191,234
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,226,860
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	395,080
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,247,946
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,427,823
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,642,413
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,005,900
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,577,761
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584
901-933 US Highway 301 South	Tampa, FL	—	500,391	—	4,012,501
4503 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,454,328
4505 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,891,079
4511 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,753,467
7621 Bald Cypress Place	Tampa, FL	—	—	—	1,482,683
2 Kings Hill Avenue	West Malling, UK	—	785,565	—	4,963,537
50 Kings Hill Avenue	West Malling, UK	—	1,215,608	—	12,751,724
10 Kings Hill Avenue	West Malling, UK	—	983,547	—	6,238,621
30 Tower View	West Malling, UK	—	1,657,321	—	14,523,974
35 Kings Hill Avenue	West Malling, UK	—	812,193	—	3,369,623
39 Kings Hill Avenue	West Malling, UK	—	494,508	—	3,857,766
4 Abbey Wood Road	West Malling, UK	8,604,466	—	—	8,596,310
18 Kings Hill Avenue	West Malling, UK	12,751,326	829,785	—	6,978,289
30 Kings Hill Avenue	West Malling, UK	—	—	—	9,362,491
Uxbridge Town Center	London, UK	—	—	—	36,500,405
11 Tower View	West Malling, UK	*	2,338,963	7,608,910	1,209,791
17 Kings Hill Avenue	West Malling, UK	*	936,996	5,276,691	647,998
1 Tower View	West Malling, UK	*	1,790,921	7,080,179	926,951
32 Tower View	West Malling, UK	5,736,311	1,913,208	5,444,441	770,526
34 Tower View	West Malling, UK	—	1,149,875	2,998,265	434,698
6 Alexander Grove	West Malling, UK	—	1,452,474	2,725,759	439,034

Subtotal Operating Real Estate		$130,844,003	$500,233,022	$1,541,870,674	$1,885,837,038

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
5250 Eagle Trail Drive	952,860	3,457,917	4,410,777	454,611	1998	40 yrs.
13650 NW 8th Street	558,251	2,478,330	3,036,581	370,618	1991	40 yrs.
13630 NW 8th Street	659,825	2,947,599	3,607,424	443,501	1991	40 yrs.
777 Yamato Road	4,501,247	19,868,581	24,369,828	2,808,238	1987	40 yrs.
7725 Woodland Center Boulevard	771,501	3,008,694	3,780,195	353,628	1999	40 yrs.
1801 Clint Moore Road	1,065,068	4,876,725	5,941,793	746,208	1986	40 yrs.
8001 Woodland Center Boulevard	438,061	2,160,292	2,598,353	273,913	1999	40 yrs.
4630 Woodland Corporate Boulevard	1,560,099	11,810,893	13,370,992	1,323,462	2000	40 yrs.
701-725 South US Hwy 301	661,680	3,400,416	4,062,096	590,289	2000	40 yrs.
4502 Woodland Corporate Boulevard	1,071,535	2,934,365	4,005,900	308,188	1999	40 yrs.
9001-9015 Brittany Way	364,514	1,423,089	1,787,603	188,759	2000	40 yrs.
4508 Woodland Corporate Boulevard	556,887	2,999,463	3,556,350	296,077	2000	40 yrs.
7622 Bald Cypress Place	300,000	1,005,584	1,305,584	90,808	2000	40 yrs.
901-933 US Highway 301 South	840,314	3,672,579	4,512,893	428,451	2001	40 yrs.
4503 Woodland Corporate Boulevard	619,913	2,834,415	3,454,328	125,591	2002	40 yrs.
4505 Woodland Corporate Boulevard	716,594	2,174,485	2,891,079	179,291	2002	40 yrs.
4511 Woodland Corporate Boulevard	686,594	2,066,873	2,753,467	150,267	2002	40 yrs.
7621 Bald Cypress Place	447,498	1,035,185	1,482,683	26,448	2001	40 yrs.
2 Kings Hill Avenue	914,312	4,834,790	5,749,102	954,687	1996	40 yrs.
50 Kings Hill Avenue	2,062,237	11,905,094	13,967,332	2,210,123	1996	40 yrs.
10 Kings Hill Avenue	1,068,178	6,153,990	7,222,168	1,033,919	1998	40 yrs.
30 Tower View	2,580,076	13,601,219	16,181,295	1,570,555	1999	40 yrs.
35 Kings Hill Avenue	884,294	3,297,522	4,181,816	435,533	1999	40 yrs.
39 Kings Hill Avenue	857,015	3,495,259	4,352,274	451,857	1999	40 yrs.
4 Abbey Wood Road	2,339,497	6,256,813	8,596,310	515,986	2001	40 yrs.
18 Kings Hill Avenue	2,406,982	5,401,092	7,808,074	786,238	1999	40 yrs.
30 Kings Hill Avenue	3,279,601	6,082,890	9,362,491	206,510	2002	40 yrs.
Uxbridge Town Center	10,378,457	26,121,948	36,500,405	213,532	2001	40 yrs.
11 Tower View	2,550,862	8,606,802	11,157,664	103,762	2003	40 yrs.
17 Kings Hill Avenue	1,037,907	5,823,778	6,861,685	70,034	2003	40 yrs.
1 Tower View	1,983,798	7,814,253	9,798,051	93,971	2003	40 yrs.
32 Tower View	2,119,254	6,008,921	8,128,175	72,261	2003	40 yrs.
34 Tower View	1,273,713	3,309,125	4,582,838	39,794	2003	40 yrs.
6 Alexander Grove	1,608,901	3,008,366	4,617,267	36,177	2003	40 yrs.

Subtotal Operating Real Estate	$564,332,743	$3,363,607,991	$3,927,940,734	$586,736,271

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
DEVELOPMENT IN PROGRESS
335 Commerce Drive	Horsham, PA	$—	$—	$—	$2,848,791
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	5,875,908
Quarry Ridge	Malvern, PA	—	5,405,041	—	946,200
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	272,205
8855 Columbine Road	Eden Prairie, MN	—	1,400,925	—	1,742,270
650 Boulder Drive Expansion	Allentown, PA	—	2,861,715	—	2,468,713
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000	—	5,580,707
400 Boulder Drive	Breinigsville, PA	—	—	—	4,068,751
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,490,562
4015 Meeting Way	High Point, NC	—	510,000	—	881,172
Independence Lot 6	Greenville, SC	—	—	—	778,640
4300 Federal Drive Expansion	Greensboro, NC	—	—	—	21,267
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	416,406
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	946,629
Liberty Square	West Malling, UK	—	—	—	3,441,000

Subtotal Development in Progress		$—	$20,124,257	$2,965,183	$33,779,221

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
DEVELOPMENT IN PROGRESS
335 Commerce Drive	$182,010	$2,666,781	$2,848,791	$—	2002	N/A
4751 League Island Boulevard	1,033,798	6,167,000	7,200,798	—	2003	N/A
Quarry Ridge	5,405,041	946,200	6,351,241	—	2003	N/A
3001 Leadenhall Road	1,936,289	453,025	2,389,314	—	2003	N/A
8855 Columbine Road	2,504,591	638,604	3,143,195	—	2000	N/A
650 Boulder Drive Expansion	4,719,311	611,117	5,330,427	—	2001	N/A
11100 West Liberty Drive	1,800,000	5,580,707	7,380,707	—	2003	N/A
400 Boulder Drive	2,864,487	1,204,264	4,068,751	—	2003	N/A
6250 Old Dobbin Lane	1,599,259	2,849,408	4,448,667	—	2000	N/A
4015 Meeting Way	511,869	879,303	1,391,172	—	2003	N/A
Independence Lot 6	545,698	232,943	778,641	—	2003	N/A
4300 Federal Drive Expansion	—	21,267	21,267	—	2003	N/A
200 W Cypress Creek Road	3,414,989	2,816,145	6,231,133	—	2003	N/A
4520 Seedling Circle	854,797	988,760	1,843,557	—	2003	N/A
Liberty Square	—	3,441,000	3,441,000	—	2003	N/A

Subtotal Development in Progress	$27,372,139	$29,496,523	$56,868,661	$—

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
LAND HELD FOR DEVELOPMENT
Commodore Business Park	Logan, NJ	$—	$1,756,748	$—	$(229,930)
Northsight Land	Scottsdale, AZ	—	10,518,912	—	804,524
1710 Arch Street	Philadelphia, PA	—	7,847,607	—	13,681,794
1722 Arch Street	Philadelphia, PA	—	290,475	—	106,821
JFK & Arch Parking Lots	Philadelphia, PA	—	18,992,179	—	521,452
300 Fellowship Road Land	Mt Laurel, NJ	—	1,512,120	—	119,613
Quarry Ridge Land	Malvern, PA	—	8,398,708	—	1,571,185
Dresher Road-PECO Lot II	Horsham, PA	—	357,565	—	168,286
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	309,058	—	(42,339)
Lake Smetana Business Park	Eden Prairie, MN	—	4,500,641	—	(2,313,008)
LVCC Phase 2 Land	Bethlehem, PA	100,000	3,741,506	—	3,763,717
Romulus Land	Romulus, MI	—	788,338	—	495,409
Big Beaver Airport Land	Troy, MI	—	6,604,631	—	(2,275,271)
Park Place South Land	Milwaukee, WI	—	2,362,904	—	1,917,175
6505 Cogswell Road	Romulus, MI	—	594,523	—	3,432,550
5705 Old Shakopee Road W. Land	Bloomington, MN	—	2,113,223	—	50,087
West Ridge Corporate Center Land	Aurora, IL	—	826,547	—	3,578,797
Stabler Land — Lot 12	Upper Saucon, PA	—	—	—	1,081,184
Fairgrounds Distribution Ctr Land	Richmond, VA	—	100,000	—	(87,019)
Mendenhall Business Park I	High Point, NC	—	1,910,135	—	4,614,115
Rivers’ Bend Business Park	Chesterfield, VA	—	1,695,415	—	3,537,678
Woodlands Center Land	Sandston, VA	—	928,555	—	770,362
501 H P Way	Chesterfield, VA	—	165,042	—	484,965
Independence Pointe Land	Greenville, SC	—	1,304,084	—	2,040,441
Eastport VII	Richmond, VA	—	787,091	—	843,167
Eastport VIII	Richmond, VA	—	379,836	—	6,187
Eastport IX	Richmond, VA	—	209,856	—	5,096
Southchase Business Park Land	Greenville, SC	—	—	—	1,574,833
Woodfield Land	Greenville, SC	—	—	—	869,141
Eagle Hill Business Park Land	High Point, NC	—	201,860	—	854,252
Columbia Crossing Land	Columbis, MD	—	3,865,848	—	2,910,705
Volvo Center Land	Hampton, VA	—	1,650,423	—	461,317
Lakefront Plaza II Land	Hampton, VA	121,330	132,785	—	68,022
Hunt Valley Land	Hunt Valley, MD	—	2,166,068	—	518,462
1910 Westerre Land	Richmond, VA	—	1,117,293	—	72,193
Brookfield South Land	Mauldin, SC	—	—	—	924,832
Wythe-Will Land	Williamsburg, VA	—	—	—	321,080
7024 AC Skinner Parkway	Jacksonville, FL	—	468,643	—	356,309
Silo Bend Land	Tampa, FL	—	2,759,980	—	1,719,772
Belfort Road	Jacksonville, FL	—	468,643	—	109,850
Butler Plaza Land	Jacksonville, FL	—	1,303,792	—	1,714,406
South Center Land	Orlando, FL	—	479,859	—	3,093,715
Orlando Corporate Center Land	Orlando, FL	—	903,701	—	(87,607)
Salisbury Road Land	Jacksonville, FL	—	880,828	—	689,729
Central Green Land	Houston, TX	—	1,095,592	—	844,746
Liberty Business Park Land	Jacksonville, FL	—	448,097	—	90,019
Woodland Corporate Center Land	Tampa, FL	—	—	—	2,028,415
Boca Colannade Land	Boca Raton, FL	—	3,649,792	—	1,103,719
6119 W. Linebaugh Avenue	Tampa, FL	—	175,886	—	22,320
Rouse Kent Limited	West Malling, UK	—	—	—	2,810,942

Subtotal Land Held for Development		$221,330	$100,764,791	$—	$61,718,210

Total All Properties		$131,065,333	$621,122,070	$1,544,835,857	$1,981,334,469

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Commodore Business Park	$1,526,818	$—	$1,526,818	$—	1995	N/A
Northsight Land	11,323,436	—	11,323,436	—	2000	N/A
1710 Arch Street	21,529,401	—	21,529,401	—	2000	N/A
1722 Arch Street	397,295	—	397,295	—	2000	N/A
JFK & Arch Parking Lots	19,513,631	—	19,513,631	—	2000	N/A
300 Fellowship Road Land	1,631,733	—	1,631,733	—	2001	N/A
Quarry Ridge Land	9,969,893	—	9,969,893	—	2001	N/A
Dresher Road-PECO Lot II	525,851	—	525,851	—	2002	N/A
Lehigh Valley Corporate Center Land	4,271,205	(4,004,486)	266,719	—	1987	N/A
Lake Smetana Business Park	4,457,185	(2,269,552)	2,187,633	—	1998	N/A
LVCC Phase 2 Land	7,505,223	—	7,505,223	—	1998	N/A
Romulus Land	1,283,747	—	1,283,747	—	1998	N/A
Big Beaver Airport Land	6,140,767	(1,811,407)	4,329,360	—	1999	N/A
Park Place South Land	4,280,079	—	4,280,079	—	1999	N/A
6505 Cogswell Road	755,312	3,271,762	4,027,074	—	2000	N/A
5705 Old Shakopee Road W. Land	2,163,310	—	2,163,310	—	2001	N/A
West Ridge Corporate Center Land	4,405,344	—	4,405,344	—	2003	N/A
Stabler Land — Lot 12	1,081,184	—	1,081,184	—	2003	N/A
Fairgrounds Distribution Ctr Land	12,981	—	12,981	—	1995	N/A
Mendenhall Business Park I	6,524,251	—	6,524,251	—	1995	N/A
Rivers’ Bend Business Park	(1,076,679)	6,309,772	5,233,093	—	1995	N/A
Woodlands Center Land	1,698,918	—	1,698,918	—	1996	N/A
501 H P Way	650,007	—	650,007	—	1996	N/A
Independence Pointe Land	3,344,525	—	3,344,525	—	1997	N/A
Eastport VII	1,630,258	—	1,630,258	—	1997	N/A
Eastport VIII	386,023	—	386,023	—	1997	N/A
Eastport IX	214,952	—	214,952	—	1997	N/A
Southchase Business Park Land	1,574,833	—	1,574,833	—	1998	N/A
Woodfield Land	869,141	—	869,141	—	1998	N/A
Eagle Hill Business Park Land	1,056,112	—	1,056,112	—	1999	N/A
Columbia Crossing Land	6,776,553	—	6,776,553	—	2000	N/A
Volvo Center Land	2,111,740	—	2,111,740	—	2000	N/A
Lakefront Plaza II Land	200,807	—	200,807	—	2001	N/A
Hunt Valley Land	2,684,530	—	2,684,530	—	2001	N/A
1910 Westerre Land	1,189,486	—	1,189,486	—	2003	N/A
Brookfield South Land	924,831	—	924,831	—	2003	N/A
Wythe-Will Land	267,680	53,400	321,080	—	2003	N/A
7024 AC Skinner Parkway	824,952	—	824,952	—	1995	N/A
Silo Bend Land	4,479,752	—	4,479,752	—	1996	N/A
Belfort Road	578,493	—	578,493	—	1998	N/A
Butler Plaza Land	3,018,198	—	3,018,198	—	1998	N/A
South Center Land	3,573,574	—	3,573,574	—	1999	N/A
Orlando Corporate Center Land	816,094	—	816,094	—	2000	N/A
Salisbury Road Land	1,570,557	—	1,570,557	—	2000	N/A
Central Green Land	1,940,339	—	1,940,339	—	2001	N/A
Liberty Business Park Land	538,116	—	538,116	—	1995	N/A
Woodland Corporate Center Land	2,028,415	—	2,028,415	—	1998	N/A
Boca Colannade Land	4,753,511	—	4,753,511	—	1998	N/A
6119 W. Linebaugh Avenue	198,205	—	198,205	—	2000	N/A
Rouse Kent Limited	2,810,942	—	2,810,942	—	2003	N/A

Subtotal Land Held for Development	$160,933,513	$1,549,488	$162,483,001	$—

Total All Properties	$752,638,394	$3,394,654,002	$4,147,292,396	$586,736,271

*	Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life, Manufacturer’s Life, USG Annuity and Life and Jackson National Life totalling $264.2 million.

SCHEDULE III

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED
	DECEMBER 31,
	2003	2002	2001
REAL ESTATE:
Balance at beginning of year	$3,880,005	$3,642,592	$3,543,301
Additions	308,095	309,602	377,237
Disposition of property	(40,808)	(72,189)	(277,946)

Balance at end of year	$4,147,292	$3,880,005	$3,642,592

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$485,206	$395,065	$334,415
Depreciation expense	105,589	93,134	88,193
Disposition of property	(4,059)	(2,993)	(27,543)

Balance at end of year	$586,736	$485,206	$395,065

REPORT OF INDEPENDENT AUDITORS

To The Partners
Liberty Property Limited Partnership

We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2003, the Operating Partnership changed its accounting for employee compensation and adopted the provisions of EITF Topic D-42 — The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. As discussed in Note 12, in 2002 the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets.

Philadelphia, Pennsylvania	/s/ Ernst & Young LLP
February 6, 2004

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	DECEMBER 31,
	2003	2002
ASSETS
Real estate:
Land and land improvements	$564,332	$504,808
Buildings and improvements	3,363,608	3,048,676
Less accumulated depreciation	(586,736)	(485,206)

Operating real estate	3,341,204	3,068,278

Development in progress	56,869	163,379
Land held for development	162,483	163,142

Net real estate	3,560,556	3,394,799

Cash and cash equivalents	21,809	7,933
Restricted cash	15,292	3,138
Accounts receivable	10,896	14,349
Deferred rent receivable	58,015	48,775
Deferred financing and leasing costs, net of accumulated amortization (2003, $89,560; 2002, $75,833)	98,506	71,544
Investments in unconsolidated joint ventures	19,631	14,963
Prepaid expenses and other assets	49,303	71,560

Total assets	$3,834,008	$3,627,061

LIABILITIES
Mortgage loans	$363,866	$315,263
Unsecured notes	1,355,000	1,418,924
Credit facility	167,000	132,000
Accounts payable	14,685	24,116
Accrued interest	31,622	32,571
Distribution payable	52,384	48,040
Other liabilities	96,887	93,277

Total liabilities	2,081,444	2,064,191

Minority interest	3,455	7,054

OWNERS’ EQUITY
General partner’s equity — common units	1,544,897	1,354,431
Limited partners’ equity — preferred units	135,471	135,471
— common units	68,741	65,914

Total owners’ equity	1,749,109	1,555,816

Total liabilities and owners’ equity	$3,834,008	$3,627,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
	As Restated
	(Note 2)
OPERATING REVENUE
Rental	$451,970	$432,411	$413,884
Operating expense reimbursement	173,062	161,033	159,012

Total operating revenue	625,032	593,444	572,896

OPERATING EXPENSES
Rental property	124,327	112,092	110,439
Real estate taxes	62,131	59,828	55,794
General and administrative	28,402	21,907	20,683
Depreciation and amortization	122,602	109,661	101,147

Total operating expenses	337,462	303,488	288,063

Operating Income	287,570	289,956	284,833

OTHER INCOME(EXPENSE)
Interest and other income	7,388	8,509	6,713
Interest expense	(123,907)	(116,025)	(109,932)

Total other income(expense)	(116,519)	(107,516)	(103,219)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	171,051	182,440	181,614

Gain (loss) on property dispositions	447	(9,300)	2,115
Income taxes	(2,326)	(656)	(386)
Minority interest	(673)	(1,235)	—
Equity in earnings of unconsolidated joint ventures	1,744	255	—

Income from continuing operations	170,243	171,504	183,343

Discontinued operations (including net gain on property dispositions of $11,958 and $6,959 for the years ended December 31, 2003 and 2002)	13,427	9,583	2,365

Net income	183,670	181,087	185,708

Preferred unit distributions	12,416	18,861	21,612
Excess of preferred unit redemption over carrying amount	—	4,186	—

Income available to common unitholders	$171,254	$158,040	$164,096

Earnings per common unit
Basic:
Income from continuing operations	$1.92	$1.88	$2.16
Income from discontinued operations	0.16	0.12	0.03

Income per common unit — basic	$2.08	$2.00	$2.19

Diluted:
Income from continuing operations	$1.89	$1.85	$2.12
Income from discontinued operations	0.16	0.12	0.03

Income per common unit — diluted	$2.05	$1.97	$2.15

Weighted average number of common units outstanding
Basic	82,268	78,920	75,097
Diluted	83,561	80,151	77,493

See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	GENERAL	LIMITED	TOTAL
	PARTNER’S	PARTNERS’	OWNERS’
	EQUITY	EQUITY	EQUITY
Owners’ equity at January 1, 2001	$1,317,368	$198,769	$1,516,137
Contributions from partners	113,799	(9,915)	103,884
Distributions to partners	(177,719)	(19,804)	(197,523)
Foreign currency translation adjustment	(664)	—	(664)
Net income	166,537	19,171	185,708

Balance at December 31, 2001	1,419,321	188,221	1,607,542

Contributions from partners	78,107	(8,533)	69,574
Distributions to partners	(311,605)	(20,679)	(332,284)
Issuance of Operating Partnership Units	—	22,954	22,954
Foreign currency translation adjustment	6,943	—	6,943
Net income	161,665	19,422	181,087

Balance at December 31, 2002	1,354,431	201,385	1,555,816

Contributions from partners	206,620	2,640	209,260
Distributions to partners	(191,632)	(21,025)	(212,657)
Issuance of Operating Partnership Units	—	1,151	1,151
Foreign currency translation adjustment	11,868	—	11,868
Net income	163,610	20,061	183,671

Balance at December 31, 2003	$1,544,897	$204,212	$1,749,109

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$184,343	$182,322	$185,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,102	110,891	102,626
Amortization of deferred financing costs	4,013	3,979	4,016
Equity in earnings of unconsolidated joint ventures	(1,744)	(255)	—
(Gain) loss on property dispositions	(12,405)	2,341	(2,115)
Noncash compensation	2,877	1,946	2,122
Changes in operating assets and liabilities:
Restricted cash	(12,154)	624	(514)
Accounts receivable	3,670	1,121	(2,846)
Deferred rent receivable	(9,240)	(8,491)	(8,610)
Prepaid expenses and other assets	(3,638)	(17,797)	18,160
Accounts payable	(12,592)	5,059	3,385
Accrued interest	(949)	1,179	1,914
Other liabilities	(4,617)	5,324	—

Net cash provided by operating activities	260,666	288,243	303,846

INVESTING ACTIVITIES
Investment in properties	(145,997)	(129,825)	(57,990)
Cash paid for business net of cash acquired	16,627	—	—
Investments in unconsolidated joint ventures	(4,918)	(1,655)	—
Distributions from unconsolidated joint ventures	3,145	—	—
Proceeds from disposition of properties/land	49,744	181,903	151,604
Investment in development in progress	(59,953)	(167,403)	(255,333)
Increase in land held for development	(27,650)	(29,838)	(54,002)
Increase in deferred leasing costs	(22,986)	(18,786)	(18,135)

Net cash used in investing activities	(191,988)	(165,604)	(233,856)

FINANCING ACTIVITIES
Retirement of convertible debentures	—	—	(597)
Proceeds from issuance of unsecured notes	3,683	148,062	246,242
Repayment of unsecured notes	(73,739)	(100,000)	—
Proceeds from mortgage loans	1,223	7,810	—
Repayments of mortgage loans	(15,436)	(9,310)	(31,782)
Proceeds from credit facility	453,950	444,000	305,200
Repayments on credit facility	(418,950)	(380,000)	(413,200)
Increase in deferred financing costs	(2,640)	(1,143)	—
Capital contributions	206,384	90,519	31,538
Distributions to partners	(212,586)	(331,756)	(193,148)

Net cash used by financing activities	(58,111)	(131,818)	(55,747)

Increase (decrease) in cash and cash equivalents	10,567	(9,179)	14,243
Increase (decrease) related to foreign currency translation	3,309	1,484	(5)
Cash and cash equivalents at beginning of year	7,933	15,628	1,390

Cash and cash equivalents at end of year	$21,809	$7,933	$15,628

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$13,187	$18,608	$33,567
Investment in unconsolidated joint ventures	—	13,053	—
Issuance of operating partnership units	1,151	—	—
Acquisition of properties	(56,083)	—	(9,888)
Assumption of mortgage loans	56,083	—	9,888
Conversion of convertible debentures	—	—	70,209

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP

1.	ORGANIZATION

Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at December 31, 2003. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, and Midwestern United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The Consolidated Financial Statements of the Company include, the Trust, the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. All significant intercompany transactions and accounts have been eliminated.

Reclassifications
Certain amounts from prior years have been restated to conform to current-year presentation.

Real Estate and Depreciation
The Properties are recorded at the lower of cost or fair value and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

Buildings and improvements	40 years (blended)
Equipment	5-10 years
Tenant improvements	Term of the related lease

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

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (‘SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in Deferred financing and leasing costs in the accompanying balance sheet, over the remaining term of the related leases.

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

Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 101 when the following conditions are met:

e)	the termination agreement is executed,

f)	the termination fee is determinable,

g)	all landlord services, pursuant to the terminated lease, have been rendered,

h)	collectibility of the termination fee is assured.

Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Amortization of deferred financing costs is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2003			2002
		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER	INCOME	SHARES	PER
	(NUMERATOR)	(DENOMINATOR)	UNIT	(NUMERATOR)	(DENOMINATOR)	UNIT
				(As Restated)
Income from continuing operations	$170,243			$171,054
Less: Preferred unit distributions	(12,416)			(18,861)
Excess of preferred unit redemption over carrying amount	—			(4,186)

Basic income from continuing operations
Income from continuing operations available to common unitholders	157,827	82,268	$1.92	148,007	78,920	$1.88

Dilutive units for long-term compensation plans	—	1,293		—	1,231

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	157,827	83,561	$1.89	148,007	80,151	$1.85

Basic income from discontinued operations
Discontinued operations net of minority interest	13,427	82,268	$0.16	9,583	78,920	$0.12

Dilutive units for long-term compensation plans	—	1,293		—	1,231

Diluted income from discontinued operations
Discontinued operations net of minority interest	13,427	83,561	$0.16	9,583	80,151	$0.12

Basic income per common unit
Income available to common shareholders	171,254	82,268	$2.08	158,040	78,920	$2.00

Dilutive units for long-term compensation plans	—	1,293		—	1,231

Diluted income per common unit
Income available to common unitholders and assumed conversions	$171,254	83,561	$2.05	$158,040	80,151	$1.97

	2001
		WEIGHTED AVERAGE
	INCOME	SHARES	PER
	(NUMERATOR)	(DENOMINATOR)	UNIT
Income from continuing operations	$183,343
Less: Preferred unit distributions	(21,612)

Basic income from continuing operations
Income from continuing operations available to common unitholders	161,731	75,097	$2.16

Dilutive units for long-term compensation plans	—	1,062
Convertible debentures	2,587	1,334

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	164,318	77,493	$2.12

Basic income from discontinued operations
Discontinued operations net of minority interest	2,365	75,097	$0.03

Dilutive units for long-term compensation plans	—	1,062
Convertible debentures	—	1,334

Diluted income from discontinued operations
Discontinued operations net of minority interest	2,365	77,493	$0.03

Basic income per common unit
Income available to common unitholders	164,096	75,097	$2.19

Dilutive units for long-term compensation plans	—	1,062
Convertible debentures	2,587	1,334

Diluted income per common unit
Income available to common unitholders and assumed conversions	$166,683	77,493	$2.15

Basic income per common unit for the year ended December 31, 2001 would be $2.20 if the debenture conversions which occurred in 2001 had occurred on January 1, 2001. The Convertible Debentures matured in 2001.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and other assets and liabilities are reasonable estimates of fair values because of the short-term maturities of these investments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2003 for comparable loans, exceeds the aggregate carrying value by approximately $283.1 million at December 31, 2003.

Income Taxes
In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Operating Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. However, the Company is taxed in certain states and the United Kingdom. Accordingly, the Company has recognized federal, state and local taxes in accordance with US GAAP, as applicable.

Stock-Based Compensation
The Trust has a share-based employee compensation plan and as such the Operating Partnership absorbs a proportionate share of the related compensation expense. Prior to 2003, the Trust accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost was reflected in the 2002 or 2001 net income, as all options granted under this plan had an intrinsic value of zero on the date of grant. Effective January 1, 2003, the Trust adopted the fair value recognition provisions of the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Trust’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2001, 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per unit amounts).

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
	(Restated)
Income available to common unitholders	$171,254	$158,040	$164,096
Add: Share-based compensation expense included in reported net income available to common unitholders	395	—	—
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(1,842)	(2,135)	(1,616)

Pro forma income available to common unitholders	$169,807	$155,905	$162,480

Income per common unit:
Basic — as reported	$2.08	$2.00	$2.19
Basic — pro forma	$2.06	$1.97	$2.16
Diluted — as reported	$2.05	$1.97	$2.15
Diluted — pro forma	$2.03	$1.94	$2.13

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.

Foreign Currency Translation
The functional currency for the Company’s United Kingdom operations is pounds sterling. The Company translates their financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity.

Newly Issued Accounting Standards
In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for existing variable interest entities to periods ending after March 15, 2004. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company continues to evaluate the impact of FIN No. 46, but does not expect the implementation to materially affect its financial position or results of operations.

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

Income available to common unitholders for the year ended December 31, 2002 has been restated to reflect guidance and clarification of certain issues surrounding EITF Topic D-42, “The Effect on Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” issued July 2003, which requires the excess of preferred share redemption over carrying amount to be classified as a reduction in income available to common unitholders. The effect of the accounting change on income available to common unitholders as previously reported for 2002 is as follows (in thousands, except per unit amounts):

Income available for common unitholders, as previously reported	$162,226
Excess of preferred unit redemption over carrying amount	(4,186)

Income available to common unitholders, as adjusted	$158,040

Per unit:
Basic:
Income from continuing operations, as previously reported	$1.94
Excess of preferred unit redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	1.88
Income from discontinued operations	0.12

Income per common unit, as adjusted	$2.00

Diluted:
Income from continuing operations, as previously reported	$1.91
Excess of preferred unit redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	1.85
Income from discontinued operations	0.12

Income per common unit — diluted, as adjusted	$1.97

3.	REAL ESTATE

At December 31, 2003 and 2002, the Company owned and operated industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type is as follows (in thousands):

	LAND	BUILDINGS
	AND LAND	AND		ACCUMULATED
	IMPROVEMENTS	IMPROVEMENTS	TOTAL	DEPRECIATION
2003:
Industrial properties	$249,353	$1,434,187	$1,683,540	$264,483
Office properties	314,979	1,929,421	2,244,400	322,253

2003 Total	$564,332	$3,363,608	$3,927,940	$586,736

2002:
Industrial properties	$247,667	$1,383,887	$1,631,554	$222,424
Office properties	257,141	1,664,789	1,921,930	262,782

2002 Total	$504,808	$3,048,676	$3,553,484	$485,206

Depreciation expense was $105.6 million in 2003, $93.1 million in 2002, and $88.2 million in 2001.

As of December 31, 2003, the Company has commenced development on 15 properties, which upon completion are expected to comprise approximately 1.5 million square feet of leaseable space. As of December 31, 2003 approximately $56.9 million has been expended for the development of these projects and an additional $75.5 million is estimated to be required for completion.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On November 18, 2002, the Company entered into a joint venture agreement (“Liberty Venture I, LP”) with the Public Employees’ Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture in exchange for a 25% ownership interest in the joint venture and $108.8 million in cash. The Company’s share of the joint venture earnings is included in equity in earnings of unconsolidated joint ventures in the accompanying statement of operations. The Company will provide development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.

During the year ended December 31, 2003, the Company contributed one additional industrial distribution property to the venture with a net book value of approximately $15.6 million.

The condensed balance sheets as of December 31, 2003 and 2002 and statements of operations for Liberty Venture I, LP, for the period from inception to December 31, 2002 and for the year ended December 31, 2003 are as follows (in thousands):

	DECEMBER 31,
	2003	2002
Balance Sheet:
Rental property	$119,050	$108,181
Less accumulated depreciation	(2,430)	(287)

Rental property, net	116,620	107,894
Other assets	22,697	18,693

Total assets	$139,317	$126,587

Mortgage payable	$83,279	$72,250
Other liabilities	2,006	1,107
Partners’ capital	54,032	53,230

Total liabilities and equity	$139,317	$126,587

	YEAR ENDED	PERIOD ENDED
	DECEMBER 31,	DECEMBER 31,
	2003	2002
Statement of operations:
Total revenues	$19,854	$2,380
Operating and other expenses	(6,358)	(620)
Depreciation and amortization	(2,648)	(331)
Interest expense	(3,870)	(410)

Net income	$6,978	$1,019

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company exercised its option to purchase Rouse Kent Limited (“RKL”) for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million. The operations of RKL are included in the consolidated financial statements from July 1, 2003 through December 31, 2003.

RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.

Pursuant to agreements, the Company provided management services with respect to RKL for the six months ended June 30, 2003 for $150,000 per quarter and for the years ended December 31, 2002, and 2001 for $600,000 per year. In addition, the Company paid a fee to RKL for management services which it provided for the Company’s properties owned in the United Kingdom. For the six months ended June 30, 2003, the fees for these services were $223,000 and for the years ended December 31, 2002, and 2001, the fees for these services were $662,000 and $376,000, respectively. The Company recognized interest income on notes receivable from RKL of $1.9 million for the six months ended June 30, 2003, and $3.3 million and $2.2 million for the years ended December 31, 2002, and 2001, respectively.

6.	INDEBTEDNESS

Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility, as defined below and convertible debentures (which matured in 2001). The weighted average interest rates for the years ended December 31, 2003, 2002, and 2001, were approximately 6.9%, 7.1% and 7.5%, respectively. Interest expense for the years ended December 31, 2003, 2002, and 2001, aggregated $123.9 million, $116.6 million and $111.2 million, respectively. Interest costs during these periods of $10.9 million, $16.5 million and $22.3 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2003, 2002, and 2001, was $132.5 million, $128.4 million and $128.4 million, respectively.

The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility”. The Company is in compliance with the financial covenants.

Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2004 to 2012 are collateralized by and in some instances cross-collateralized by properties with a net book value of $502.4 million.

As of December 31, 2003, $363.9 million in mortgage loans and $1,355.0 million in unsecured notes were outstanding. The interest rates on $1,652.4 million of mortgage loans and unsecured notes are fixed and range from 6.0% to 8.8%. Interest rates on $66.5 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.8 years.

Credit Facility
For the year ended December 31, 2002, the Company utilized a $450 million unsecured credit facility (the “$450 million Credit Facility”). The interest rate on borrowings under the $450 million Credit Facility fluctuated based on senior debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Group (“S&P”), and Fitch, Inc. (“Fitch”).

In January 2003, the Company obtained the $350 million unsecured credit facility (the “$350 million Credit Facility”), replacing the $450 million Credit Facility. Based on the Company’s current ratings, the interest rate on the $350 million Credit Facility is 70 basis points over the LIBOR rate (1.8% at December 31, 2003). There is also a 20 basis point facility fee on the current borrowing capacity. The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P, and Fitch respectively. The $350 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to $150 million of borrowings. The $350 million Credit Facility has an accordion feature which enables the Company to increase the facility to $450 million. The $350 million Credit Facility contains financial covenants, certain of which are set forth below:

•	total debt to total assets may not exceed 0.55:1;

•	operating cash flows to interest may not be less than 1.85:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.75:1;

•	unencumbered asset value to unsecured debt may not be less than 175%;

•	unencumbered cash flow to unsecured debt service must exceed 1.5:1

The $350 million Credit Facility expires in January 2006. The $350 million Credit Facility provides for up to $50 million denominated in Pounds Sterling or Euros.

The scheduled maturities of principal amortization of the Company’s mortgage loans, $350 million Credit Facility and unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

						WEIGHTED
	MORTGAGES					AVERAGE
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		INTEREST
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	RATE
2004	$8,978	$61,753	$100,000	$—	$170,731	6.4%
2005	7,977	115,039	—	—	123,016	7.6%
2006	5,828	43,205	100,000	167,000	316,033	4.3%
2007	4,947	1,553	100,000	—	106,500	7.3%
2008	4,553	34,824	—	—	39,377	7.2%
2009	2,212	42,119	270,000	—	314,331	7.8%
2010	1,559	—	200,000	—	201,559	8.5%
2011	1,324	3,533	250,000	—	254,857	7.3%
2012	352	24,110	235,000	—	259,462	6.5%
2018	—	—	100,000	—	100,000	7.5%

	$37,730	$326,136	$1,355,000	$167,000	$1,885,866	6.8%

Convertible Debentures
The Convertible Debentures, which matured on July 1, 2001, were exchangeable for Common Shares of beneficial interest of the Trust (the “Common Shares”) at a rate of one Common Share for each $20 outstanding principal amount of Convertible Debentures, subject to certain adjustments.

7.	LEASING ACTIVITY

Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$400,657
2005	350,186
2006	293,684
2007	249,475
2008	197,781
Thereafter	553,349

TOTAL	$2,045,132

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying statements of operations.

8.	OWNERS’ EQUITY

Common Units
General and Limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. No common units were issued in connection with acquisitions in 2001 or 2002. During 2003, 33,682 Common Units were issued in connection with an acquisition. The common limited partnership interests outstanding as of December 31, 2003 have the same economic characteristics as would 3,698,203 Common Shares. The interests in the Limited Partnership share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust.

Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

DATE OF				LIQUIDATION	DIVIDEND	REDEEMABLE	EXCHANGEABLE
ISSUE	ISSUE	AMOUNT	UNITS	PREFERENCE	RATE	AS OF	AFTER
		(in 000's)
7/28/99	Series B	$95,000	3,800	$25	9.25%	7/28/04	7/28/09 into Series B Cumulative Redeemable Preferred Shares of the Trust
4/18/00	Series C	$20,000	800	$25	9.125%	4/18/05	4/18/10 into Series C Cumulative Redeemable Preferred Shares of the Trust
6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2003	2002	2001
Distributions (in millions)	$12.4	$11.6	$10.6
Distribution per unit:
Series B	$2.31	$2.31	$2.31
Series C	$2.28	$2.28	$2.28
Series D	$3.81	$2.13	—

Minority Interest
Minority interest includes third-party ownership interests in consolidated joint venture investments.

9.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Properties and land were subject to Phase I Environmental Assessments and when appropriate Phase II Environmental Assessments (collectively, the “Environmental Assessments”) obtained in contemplation of their acquisition by the Company. The Environmental Assessments consisted of, among other activities, a visual inspection of each Property and its neighborhood and a check of pertinent public records. The Environmental Assessments did not reveal, nor is the Company aware of, any non-compliance with environmental laws, environmental liability or other environmental claim that the Company believes would likely have a material adverse effect on the Company.

Although the Company is engaged in litigation incidental to its business, there is no legal proceeding to which it is a party which, in the opinion of management, will materially adversely affect the results of the Company’s operations.

The Company is obligated to make additional capital contributions of approximately $3.4 million in conjunction with two of the Company’s unconsolidated joint ventures.

10.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2003 and 2002 follows. Certain 2003 and 2002 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per unit amounts):

	QUARTER ENDED
	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2003	2003	2003	2003	2002	2002	2002	2002
						(Restated)
Operating revenue	$161,140	$157,710	$149,870	$156,312	$149,198	$153,813	$145,259	$145,174

Income from continuing operations	42,411	43,601	38,009	46,222	36,886	45,246	44,641	44,731

Discontinued operations	269	455	12,241	462	1,164	1,457	4,759	2,203

Income available to common unitholders	39,576	40,952	47,146	43,580	34,946	37,671	43,892	41,531

Income per common units — basic	$0.47	$0.50	$0.58	$0.54	$0.44	$0.47	$0.56	$0.53

Income per common units — diluted	$0.46	$0.49	$0.57	$0.53	$0.43	$0.47	$0.55	$0.53

A reconciliation of the restatement of quarter ended September 30, 2002, in accordance with EITF Topic D-42, is as follows (in thousands):

Income available to common unitholders, as previously reported	$41,857
Excess of preferred unit redemption over carrying amount	(4,186)

Income available to common unitholders, as adjusted	$37,671

Per unit:
Basic:
Income from continuing operations, as previously reported	$0.51
Excess of preferred unit redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	0.45
Income from discontinued operations	0.02

Income per common unit, as adjusted	$0.47

Diluted:
Income from continuing operations, as previously reported	$0.51
Excess of preferred unit redemption over carrying amount	(0.06)

Income from continuing operations, as adjusted	0.45
Income from discontinued operations	0.02

Income per common unit, as adjusted	$0.47

11.	SEGMENT INFORMATION

The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

REPORTABLE SEGMENTS	MARKETS
Delaware Valley	Southeastern Pennsylvania, New Jersey
Midwest	Lehigh Valley, Michigan, Minnesota, Milwaukee/Chicago
Mid-Atlantic	Maryland, Piedmont Triad, Greenville, S.C., Richmond/Roanoke, Virginia Beach
Florida	Jacksonville, Orlando, Boca Raton, Tampa, Texas
United Kingdom	County of Kent

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

FOR THE YEAR ENDED DECEMBER 31, 2003
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
Operating revenue	$187,836	$34,872	$68,519	$118,296	$110,067	$93,065	$12,377	$625,032
Rental property expenses and real estate taxes	54,140	11,780	17,873	42,790	30,198	27,422	2,255	186,458

Property level operating income	$133,696	$23,092	$50,646	$75,506	$79,869	$65,643	$10,122	438,574

Interest and other income								7,388
Interest expense								(123,907)
General and administrative								(28,402)
Depreciation and amortization								(122,602)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures								171,051
Gain on property dispositions								447
Income taxes								(2,326)
Minority interest								(673)
Equity in earnings of unconsolidated joint ventures								1,744
Discontinued operations								13,427
Preferred unit distributions								(12,416)

Income available to common unitholders								$171,254

FOR THE YEAR ENDED DECEMBER 31, 2002 (Restated)
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
Operating revenue	$179,150	$44,990	$63,466	$115,793	$99,924	$82,302	$7,819	$593,444
Rental property expenses and real estate taxes	50,874	14,264	13,693	40,600	26,896	24,848	745	171,920

Property level operating income	$128,276	$30,726	$49,773	$75,193	$73,028	$57,454	$7,074	421,524

Interest and other income								8,509
Interest expense								(116,025)
General and administrative								(21,907)
Depreciation and amortization								(109,661)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures								182,440
Loss on property dispositions								(9,300)
Income taxes								(656)
Minority interest								(1,235)
Equity in earnings of unconsolidated joint ventures								255
Discontinued operations								9,583
Preferred unit distributions								(18,861)
Excess of preferred unit redemption over carrying amount								(4,186)

Income available to common unitholders								$158,040

FOR THE YEAR ENDED DECEMBER 31, 2001
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
Operating revenue	$169,433	$44,317	$56,067	$110,095	$102,946	$83,298	$6,740	$572,896
Rental property expenses and real estate taxes	48,891	14,127	13,419	38,838	26,365	24,222	371	166,233

Property level operating income	$120,542	$30,190	$42,648	$71,257	$76,581	$59,076	$6,369	406,663

Interest and other income								6,713
Interest expense								(109,932)
General and administrative								(20,683)
Depreciation and amortization								(101,147)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures								181,614
Gain on property dispositions								2,115
Income taxes								(386)
Discontinued operations								2,365
Preferred unit distributions								(21,612)

Income available to common unitholders								$164,096

PRODUCT TYPE INFORMATION	REAL ESTATE RELATED REVENUES
	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Industrial	$262,627	$267,330	$253,928
Office	362,405	326,114	318,968

Total real estate related revenues	$625,032	$593,444	$572,896

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
January 1, 2003	$971,575	$139,061	$377,931	$724,728	$681,206	$590,041	$68,942	$3,553,484
Additions	62,647	25,163	73,966	54,988	78,721	19,408	90,125	405,018
Dispositions	(18,841)	—	(5,107)	—	(5,254)	(1,360)	—	(30,562)

December 31, 2003	$1,015,381	$164,224	$446,790	$779,716	$754,673	$608,089	$159,067	3,927,940

Accumulated depreciation								(586,736)
Development in progress								56,869
Land held for development								162,483
Other assets								273,452

Total assets at December 31, 2003								$3,834,008

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT
	DELAWARE VALLEY		MIDWEST
	SOUTHEASTERN		LEHIGH		MID-		UNITED
	PENNSYLVANIA	OTHER	VALLEY	OTHER	ATLANTIC	FLORIDA	KINGDOM	TOTAL
January 1, 2002	$910,065	$134,052	$320,483	$664,828	$617,031	$522,630	$57,167	$3,226,256
Additions	62,862	8,893	64,502	73,269	64,175	70,674	15,369	359,744
Dispositions	(1,352)	(3,884)	(7,054)	(13,369)	—	(3,263)	(3,594)	(32,516)

December 31, 2002	$971,575	$139,061	$377,931	$724,728	$681,206	$590,041	$68,942	3,553,484

Accumulated depreciation								(485,206)
Development in progress								163,379
Land held for development								163,142
Other assets								232,262

Total assets at December 31, 2002								$3,627,061

The Company has restated segment information for the years ended December 31, 2002 and 2001 to reflect a change in the Company’s method of internal reporting.

12.	IMPLEMENTATION OF SFAS NO. 144 “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”

Discontinued Operations
In accordance with SFAS No. 144 which the Company adopted on January 1, 2002, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from dispositions of operating properties were $40.8 million and $38.4 million for the years ended December 31, 2003 and 2002, respectively. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	DECEMBER 31,
	2003	2002	2001
Revenues	$2,979	$6,059	$3,303
Operating expenses	(584)	(1,159)	(697)
Interest expense	(426)	(1,046)	(1,247)
Depreciation and amortization	(500)	(1,230)	(631)

Income before property dispositions	$1,469	$2,624	$728

Sales occurring before December 31, 2001, as well as sales of land and development properties continue to be reflected as a component of income from continuing operations.

Asset Impairment
In accordance with SFAS No. 144 the Company recognized a $5.3 million impairment loss on three parcels of land. This impairment is included in the caption gain (loss) on property dispositions as a component of income from continuing operations. In addition, during the year ended December 31, 2002, the Company recognized a $6.0 million impairment loss on assets held for sale. This loss was subsequently realized during 2002 upon the disposal of those assets held for sale. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the Properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2003.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
10, 20 Liberty Boulevard	Malvern, PA	$—	$724,058	$—	$5,295,611
420 Lapp Road	Malvern, PA	*	1,054,418	—	6,692,977
747 Dresher Road	Horsham, PA	—	1,607,238	—	4,439,810
45-67 Great Valley Parkway	Malvern, PA	*	795,143	—	3,160,118
40 Valley Stream Parkway	Malvern, PA	*	322,918	—	2,315,848
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	2,253,699
20 Valley Stream Parkway	Malvern, PA	*	465,539	—	5,142,133
800 Town Center Drive	Langhorne, PA	—	1,617,150	—	9,531,321
11,15 Great Valley Parkway	Malvern, PA	*	1,837,050	—	15,005,064
257-275 Great Valley Parkway	Malvern, PA	*	504,611	—	4,803,453
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,190,040
311 Technology Drive	Malvern, PA	—	397,131	—	2,471,387
325 Technology Drive	Malvern, PA	*	376,444	—	1,995,009
7 Great Valley Parkway	Malvern, PA	*	176,435	—	4,842,273
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	3,576,854
65 Valley Stream Parkway	Malvern, PA	*	381,544	—	6,442,271
508 Lapp Road	Malvern, PA	*	331,392	—	1,896,642
10 Valley Stream Parkway	Malvern, PA	*	509,075	—	3,047,899
333 Phoenixville Pike	Malvern, PA	1,827,665	523,530	—	2,917,373
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634
75 Great Valley Parkway	Malvern, PA	—	143,074	—	767,354
27-43 Great Valley Parkway	Malvern, PA	*	448,775	—	2,201,413
77-123 Great Valley Parkway	Malvern, PA	*	887,664	—	4,886,723
256 Great Valley Parkway	Malvern, PA	—	161,098	—	1,785,718
205 Great Valley Parkway	Malvern, PA	*	1,368,259	—	10,454,448
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,473,905
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,468,086
333 Technology Drive	Malvern, PA	*	157,249	—	3,312,336
510 Lapp Road	Malvern, PA	*	356,950	—	926,587
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	4,759,002
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	858,786
8 Stow Road	Marlton, NJ	—	172,600	1,704,436	139,051
10 Stow Road	Marlton, NJ	—	147,000	1,451,536	526,803
12 Stow Road	Marlton, NJ	—	103,300	1,021,036	320,177
14 Stow Road	Marlton, NJ	—	93,100	920,336	309,929
1 Country View Road	Malvern, PA	—	400,000	3,600,000	473,511
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	2,778,014
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	340,520
1008 Astoria Boulevard	Cherry Hill, NJ	—	27,120	424,880	488,476
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	3,876,068
2151 Cabot Boulevard	Langhorne, PA	—	384,100	3,456,900	249,314
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	2,316,556
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,497,093
507 Prudential Road	Horsham, PA	*	644,900	5,804,100	6,163,586
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	(110,017)
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	499,274
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	555,494
400 Lippincott Drive	Marlton, NJ	—	69,402	—	3,620,810
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	827,461
100 Witmer Road	Horsham, PA	7,395,123	3,102,784	—	11,820,398
3100 Horizon Drive	King of Prussia, PA	*	601,956	—	2,004,238
3300 Horizon Drive	King of Prussia, PA	*	566,403	—	3,404,308
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,628,802
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	331,450
767 Electronic Drive	Horsham, PA	*	1,229,685	—	2,773,208
132 Welsh Road	Horsham, PA	—	1,333,642	—	3,919,458
5 Country View Road	Malvern, PA	*	785,168	4,678,632	696,703
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,254,021
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,600,275
3200 Horizon Drive	King of Prussia, PA	*	928,637	—	6,491,885
3000 Horizon Drive	King of Prussia, PA	*	1,191,449	—	2,309,358
901 Route 73	Marlton, NJ	—	334,411	2,733,314	619,322
111-195 Witmer Road	Horsham, PA	—	407,005	3,129,058	(66,380)
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	810,819
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	298,687
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,093,295
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,594,952
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,514,896

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
10, 20 Liberty Boulevard	$724,846	$5,294,823	$6,019,669	$1,868,230	1985	40 yrs.
420 Lapp Road	1,055,243	6,692,152	7,747,395	2,296,728	1989	40 yrs.
747 Dresher Road	1,607,977	4,439,071	6,047,048	1,512,374	1988	40 yrs.
45-67 Great Valley Parkway	795,831	3,159,430	3,955,261	1,811,709	1974	40 yrs.
40 Valley Stream Parkway	325,775	2,312,991	2,638,766	939,589	1987	40 yrs.
50 Valley Stream Parkway	323,792	2,253,878	2,577,670	931,798	1987	40 yrs.
20 Valley Stream Parkway	466,413	5,141,259	5,607,672	2,214,262	1987	40 yrs.
800 Town Center Drive	1,619,288	9,529,182	11,148,471	4,080,344	1987	40 yrs.
11,15 Great Valley Parkway	1,837,878	15,004,236	16,842,114	9,161,239	1986	40 yrs.
257-275 Great Valley Parkway	505,458	4,802,606	5,308,064	2,352,335	1983	40 yrs.
300 Technology Drive	374,497	1,338,945	1,713,442	574,132	1985	40 yrs.
277-293 Great Valley Parkway	531,534	2,189,235	2,720,769	1,055,017	1984	40 yrs.
311 Technology Drive	397,948	2,470,570	2,868,518	1,092,141	1984	40 yrs.
325 Technology Drive	385,693	1,985,761	2,371,453	951,788	1984	40 yrs.
7 Great Valley Parkway	177,317	4,841,392	5,018,708	2,194,673	1985	40 yrs.
55 Valley Stream Parkway	215,818	3,576,041	3,791,859	1,598,946	1983	40 yrs.
65 Valley Stream Parkway	382,361	6,441,454	6,823,815	2,620,927	1983	40 yrs.
508 Lapp Road	332,216	1,895,818	2,228,034	910,628	1984	40 yrs.
10 Valley Stream Parkway	509,899	3,047,075	3,556,974	1,426,491	1984	40 yrs.
333 Phoenixville Pike	524,230	2,916,673	3,440,903	1,344,586	1985	40 yrs.
30 Great Valley Parkway	128,783	384,976	513,760	264,396	1975	40 yrs.
75 Great Valley Parkway	143,811	766,617	910,428	349,427	1977	40 yrs.
27-43 Great Valley Parkway	449,447	2,200,741	2,650,188	1,339,931	1977	40 yrs.
77-123 Great Valley Parkway	888,359	4,886,028	5,774,387	2,788,987	1978	40 yrs.
256 Great Valley Parkway	161,949	1,784,867	1,946,816	1,005,955	1980	40 yrs.
205 Great Valley Parkway	1,369,003	10,453,704	11,822,707	5,520,296	1981	40 yrs.
12,14,16 Great Valley Parkway	128,767	1,475,827	1,604,594	689,001	1982	40 yrs.
155 Great Valley Parkway	626,068	2,467,165	3,093,233	1,204,530	1981	40 yrs.
333 Technology Drive	158,077	3,311,508	3,469,585	1,452,516	1987	40 yrs.
510 Lapp Road	357,751	925,786	1,283,537	478,667	1983	40 yrs.
60 Morehall Road	884,974	14,024,452	14,909,426	4,483,692	1989	40 yrs.
905 Airport Road	1,735,012	6,023,774	7,758,786	1,686,056	1988	40 yrs.
8 Stow Road	172,945	1,843,142	2,016,087	507,098	1988	40 yrs.
10 Stow Road	147,318	1,978,021	2,125,339	643,743	1988	40 yrs.
12 Stow Road	103,618	1,340,896	1,444,513	445,303	1988	40 yrs.
14 Stow Road	93,418	1,229,948	1,323,365	427,644	1988	40 yrs.
1 Country View Road	406,421	4,067,090	4,473,511	946,471	1982	40 yrs.
701A Route 73 South	271,743	6,542,658	6,814,401	2,416,381	1987	40 yrs.
701C Route 73 South	96,161	1,657,307	1,753,468	519,969	1987	40 yrs.
1008 Astoria Boulevard	32,698	907,777	940,476	326,128	1973	40 yrs.
3000 Atrium Way	512,018	8,364,050	8,876,068	3,169,770	1987	40 yrs.
2151 Cabot Boulevard	389,990	3,700,324	4,090,314	847,588	1982	40 yrs.
170 South Warner Road	458,232	5,543,524	6,001,756	2,319,162	1980	40 yrs.
190 South Warner Road	461,909	4,749,984	5,211,893	1,553,649	1980	40 yrs.
507 Prudential Road	652,919	11,959,667	12,612,586	2,091,096	1988	40 yrs.
11000, 15000 Commerce Parkway	311,950	4,283,518	4,595,468	1,271,109	1985	40 yrs.
12000, 14000 Commerce Parkway	362,855	3,784,036	4,146,891	924,196	1985	40 yrs.
16000, 18000 Commerce Parkway	290,545	3,067,332	3,357,877	855,243	1985	40 yrs.
400 Lippincott Drive	317,799	3,372,413	3,690,212	461,883	1999	40 yrs.
406 Lippincott Drive	327,554	2,361,233	2,688,787	770,948	1990	40 yrs.
100 Witmer Road	3,764,784	11,158,399	14,923,182	1,996,073	1996	40 yrs.
3100 Horizon Drive	611,436	1,994,758	2,606,194	543,587	1995	40 yrs.
3300 Horizon Drive	687,878	3,282,832	3,970,711	668,274	1996	40 yrs.
3500 Horizon Drive	1,223,875	2,609,766	3,833,641	499,542	1996	40 yrs.
200 Chesterfield Parkway	544,649	3,021,787	3,566,436	1,673,892	1989	40 yrs.
767 Electronic Drive	1,241,970	2,760,923	4,002,893	1,085,819	1996	40 yrs.
132 Welsh Road	1,408,041	3,845,058	5,253,099	816,135	1998	40 yrs.
5 Country View Road	786,235	5,374,267	6,160,503	1,223,565	1985	40 yrs.
301 Lippincott Drive	1,069,838	6,034,184	7,104,021	1,349,108	1988	40 yrs.
303 Lippincott Drive	1,069,838	6,380,438	7,450,275	1,461,774	1988	40 yrs.
3200 Horizon Drive	1,210,137	6,210,385	7,420,522	1,262,841	1996	40 yrs.
3000 Horizon Drive	946,703	2,554,103	3,500,807	367,756	1997	40 yrs.
901 Route 73	334,411	3,352,636	3,687,047	637,841	1985	40 yrs.
111-195 Witmer Road	378,205	3,091,478	3,469,683	628,599	1987	40 yrs.
1300 Route 73 North	450,558	3,884,511	4,335,069	952,859	1988	40 yrs.
300 Welsh Road — Building 3	180,459	1,740,160	1,920,618	386,284	1983	40 yrs.
300 Welsh Road — Building 4	282,493	3,349,802	3,632,295	794,504	1983	40 yrs.
8801 Tinicum Boulevard	125,087	45,943,896	46,068,983	7,875,211	1997	40 yrs.
440 East Swedesford Road	717,001	7,331,018	8,048,018	2,005,708	1988	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	983,483
50 Morehall Road	Malvern, PA	—	849,576	—	13,043,717
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,650,431
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,130,879
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,364,439
104 Gaither Drive	Mt Laurel, NJ	—	132,075	1,151,988	240,826
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	830,836
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,074,441
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,348,085
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	371,571
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557
402 Lippincott Drive	Marlton, NJ	*	131,896	—	1,721,965
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,572
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	1,940,816
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	8,451,148
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,271,537
3000 Lincoln Drive	Mt. Laurel, NJ	—	284,052	2,458,155	1,437,645
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	229,315
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	328,911
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	161,304
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	568,351
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	946,768
1025 Briggs Road	Mt. Laurel, NJ	—	430,990	3,714,828	857,342
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	2,986,335
761 Fifth Avenue	King of Prussia, PA	1,370,963	256,463	2,061,468	571,339
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	333,699
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	579,983
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	656,170
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,047,698
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	1,946,123
425 Technology Drive	Malvern, PA	—	191,114	—	1,841,996
375 Technology Drive	Malvern, PA	—	191,114	—	1,958,524
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,086,598
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,885,282
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	494,181
104 Rock Road	Horsham, PA	—	330,111	2,981,669	233,299
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	850,351
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	411,234
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	592,942
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	797,209
261-283 Gibraltar Road	Horsham, PA	—	464,871	3,951,972	118,798
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,478,906
231-237 Gibraltar Road	Horsham, PA	—	436,952	3,948,963	376,399
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	688,856
506 Prudential Road	Horsham, PA	—	208,140	895,470	652,633
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	321,833
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	248,639
120 Gibraltar Road	Horsham, PA	*	533,142	4,830,515	538,360
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	1,516,830
100-107 Lakeside Drive	Horsham, PA	*	239,528	2,163,498	625,512
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	882,314
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,501,247
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,733,309
104 Witmer Road	Horsham, PA	—	1,248,148	—	1,056,101
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,646,963
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	16,468
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	173,810
3 Franklin Plaza	Philadelphia, PA	*	2,483,144	—	32,150,134
400-500 Brandywine Parkway	West Chester, PA	*	845,846	6,809,025	446,426
600 Brandywine Parkway	West Chester, PA	*	664,899	5,352,410	708,051
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,673,287
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,663,146
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,648,281
719 Dresher Road	Horsham, PA	—	493,426	2,812,067	205,628
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057
4 Walnut Grove	Horsham, PA	—	2,515,115	—	7,329,296

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
460 East Swedesford Road	705,317	5,720,971	6,426,287	1,292,113	1988	40 yrs.
50 Morehall Road	1,337,076	12,556,217	13,893,293	2,959,037	1997	40 yrs.
404 Lippincott Drive	131,896	1,650,431	1,782,327	449,704	1997	40 yrs.
2 Walnut Grove Drive	1,265,363	8,914,760	10,180,123	1,988,214	1989	40 yrs.
5 Walnut Grove Drive	1,939,712	8,490,678	10,430,390	885,858	2000	40 yrs.
104 Gaither Drive	136,446	1,388,443	1,524,889	243,800	1975	40 yrs.
200 Gibraltar Road	638,513	6,642,159	7,280,672	1,442,360	1990	40 yrs.
220 Gibraltar Road	629,944	6,807,669	7,437,613	1,345,245	1990	40 yrs.
240 Gibraltar Road	629,944	7,081,320	7,711,263	1,219,297	1990	40 yrs.
151 South Warner Road	1,186,972	7,340,551	8,527,523	1,297,432	1980	40 yrs.
1 Walnut Grove Drive	1,058,901	6,385,163	7,444,064	1,629,913	1986	40 yrs.
402 Lippincott Drive	131,896	1,721,965	1,853,861	374,398	1997	40 yrs.
3604 Horizon Drive	350,874	1,674,876	2,025,750	583,832	1998	40 yrs.
3606 Horizon Drive	815,855	1,914,370	2,730,225	525,254	1997	40 yrs.
650 Swedesford Road	952,911	15,173,978	16,126,889	4,393,772	1971	40 yrs.
680 Swedesford Road	952,361	14,994,367	15,946,728	4,403,255	1971	40 yrs.
3000 Lincoln Drive	284,052	3,895,799	4,179,852	1,015,811	1983	40 yrs.
6000 Commerce Parkway	234,151	2,251,998	2,486,149	448,883	1985	40 yrs.
7000 Commerce Parkway	260,014	2,565,595	2,825,609	508,864	1984	40 yrs.
8000 Commerce Parkway	234,814	2,156,402	2,391,216	351,234	1983	40 yrs.
9000 Commerce Parkway	286,587	3,043,171	3,329,758	615,569	1983	40 yrs.
1000 Briggs Road	288,577	3,493,304	3,781,882	711,503	1986	40 yrs.
1025 Briggs Road	430,990	4,572,169	5,003,160	900,467	1987	40 yrs.
1020 Briggs Road	569,184	2,911,486	3,480,669	496,541	1999	40 yrs.
761 Fifth Avenue	256,463	2,632,807	2,889,270	520,995	1977	40 yrs.
1 Great Valley Parkway	419,460	4,126,269	4,545,729	746,484	1982	40 yrs.
5 Great Valley Parkway	684,200	6,761,644	7,445,844	1,172,060	1983	40 yrs.
9 Stow Road	654,779	2,419,098	3,073,877	432,021	1989	40 yrs.
1001 Cedar Hollow Road	1,646,984	15,837,528	17,484,512	3,199,855	1998	40 yrs.
3 Country View Road	1,128,881	4,631,831	5,760,711	636,644	1998	40 yrs.
2000 Crawford Place	310,831	4,743,867	5,054,698	1,381,278	1986	40 yrs.
425 Technology Drive	321,473	1,711,637	2,033,110	503,069	1998	40 yrs.
375 Technology Drive	234,922	1,914,715	2,149,638	427,792	1998	40 yrs.
45 Liberty Boulevard	4,749,748	14,717,071	19,466,819	2,681,498	1999	40 yrs.
100 Chesterfield Parkway	1,349,954	6,855,953	8,205,907	1,470,354	1998	40 yrs.
181-187 Gibraltar Road	360,549	3,754,165	4,114,714	720,631	1982	40 yrs.
104 Rock Road	330,111	3,214,968	3,545,079	463,960	1974	40 yrs.
123-135 Rock Road	393,019	3,161,369	3,554,388	731,348	1975	40 yrs.
111-159 Gibraltar Road	489,032	4,537,385	5,026,417	841,389	1981	40 yrs.
161-175 Gibraltar Road	294,673	3,256,664	3,551,337	538,486	1976	40 yrs.
103-109 Gibraltar Road	270,906	3,245,708	3,516,615	693,278	1978	40 yrs.
261-283 Gibraltar Road	464,871	4,070,769	4,535,640	630,076	1978	40 yrs.
210-223 Witmer Road	270,282	3,920,182	4,190,464	616,469	1972	40 yrs.
231-237 Gibraltar Road	436,952	4,325,362	4,762,314	806,580	1981	40 yrs.
100 Gibraltar Road	38,729	359,400	398,129	54,413	1975	40 yrs.
101 Gibraltar Road	732,552	6,497,283	7,229,835	1,014,787	1977	40 yrs.
506 Prudential Road	208,140	1,548,102	1,756,243	236,134	1973	40 yrs.
113-123 Rock Road	451,731	3,392,175	3,843,906	523,810	1975	40 yrs.
101-111 Rock Road	452,251	3,313,338	3,765,589	583,790	1975	40 yrs.
120 Gibraltar Road	558,142	5,343,875	5,902,017	867,973	1980	40 yrs.
110 Gibraltar Road	673,041	7,293,199	7,966,240	1,046,522	1979	40 yrs.
100-107 Lakeside Drive	255,528	2,773,010	3,028,538	640,683	1982	40 yrs.
200-264 Lakeside Drive	502,705	5,422,912	5,925,616	1,011,324	1982	40 yrs.
300-309 Lakeside Drive	376,475	4,833,008	5,209,483	1,080,831	1982	40 yrs.
400-445 Lakeside Drive	583,628	7,603,535	8,187,163	1,384,236	1981	40 yrs.
104 Witmer Road	189,793	2,114,456	2,304,249	448,428	1975	40 yrs.
201 Gibraltar Road	380,802	5,079,721	5,460,523	667,910	1983	40 yrs.
3600 Horizon Drive	236,432	1,872,720	2,109,152	285,708	1989	40 yrs.
3602 Horizon Drive	217,809	1,933,224	2,151,033	355,521	1989	40 yrs.
3 Franklin Plaza	2,514,519	32,118,759	34,633,278	3,608,286	1999	40 yrs.
400-500 Brandywine Parkway	845,846	7,255,451	8,101,297	1,153,319	1988	40 yrs.
600 Brandywine Parkway	664,899	6,060,461	6,725,360	973,470	1988	40 yrs.
2700 Horizon Drive	867,815	3,569,842	4,437,657	717,384	1998	40 yrs.
2900 Horizon Drive	774,096	3,408,418	4,182,514	591,456	1998	40 yrs.
2500 Renaissance Boulevard	592,886	2,579,839	3,172,726	530,724	1999	40 yrs.
2300 Renaissance Boulevard	574,152	2,583,708	3,157,861	467,470	1999	40 yrs.
719 Dresher Road	495,112	3,016,009	3,511,121	440,556	1987	40 yrs.
2100 Renaissance Boulevard	1,132,519	9,316,649	10,449,168	1,954,619	1999	40 yrs.
4 Walnut Grove	2,515,115	7,329,296	9,844,411	854,565	1999	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
5000 Dearborn Court	Mt. Laurel, NJ	*	1,057,763	4,191,827	285,883
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	1,090,632
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	973,848
625 Heron Drive	Bridgeport, NJ	—	180,226	908,953	49,751
510 Heron Drive	Bridgeport, NJ	—	790,335	7,901,878	492,870
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	1,615,233
1960 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,557	331,427
1970 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,558	56,997
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	81,629
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,135,324
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,096,150
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,016,829
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	833,009
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	4,837,998
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	100,474
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,342,691
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	15,519,964
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,316,456
680 Blair Mill Road	Horsham, PA	—	3,527,151	—	12,023,443
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	523,047
1500 Liberty Ridge	Wayne, PA	—	8,287,555	—	29,878,056
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515	—	2,800,416
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667	—	8,462,169
2760 Red Lion Road	Philadelphia, PA	—	—	—	46,261,419
200 Precision Drive	Horsham, PA	—	1,559,884	4,759,640	2,587,924
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	879,415
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,819,206
255 Business Center Drive	Horsham, PA	—	1,086,356	2,007,214	2,323
355 Business Center Drive	Horsham, PA	—	483,045	898,798	1,703
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	76,105
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	1,746
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	15,513
425 Privet Road	Horsham, PA	—	3,326,536	6,080	3,245,255
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,642,568
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,209,019
300-400 Chesterfield Parkway	Malvern, PA	1,852,601	937,212	—	4,890,743
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,015,921
6560 Stonegate Drive	Allentown, PA	*	458,281	—	2,402,282
6370 Hedgewood Drive	Allentown, PA	969,957	540,795	—	3,191,769
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,714,771
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	3,727,244
6350 Hedgewood Drive	Allentown, PA	1,216,000	360,027	—	3,427,499
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,585,535
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,377,788
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,433,846
6580 Snowdrift Road	Allentown, PA	*	388,328	—	2,671,901
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,530,491
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	2,776,581
6540 Stonegate Drive	Allentown, PA	370,938	422,042	—	3,908,293
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,214,101
964 Marcon Boulevard	Allentown, PA	—	138,816	—	1,659,217
764 Roble Road	Allentown, PA	—	141,069	—	819,455
3174 Airport Road	Allentown, PA	—	98,986	—	1,155,913
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,971
2202 Hanger Place	Allentown, PA	*	137,439	—	1,317,133
2201 Hanger Place	Allentown, PA	—	128,454	—	1,422,860
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,115,205
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	542,708
754 Roble Road	Allentown, PA	—	162,115	1,731,885	178,420
894 Marcon Boulevard	Allentown, PA	—	117,134	1,048,866	186,168
744 Roble Road	Allentown, PA	—	159,771	1,734,229	247,319
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	359,751
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,252,345
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,391,503

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
5000 Dearborn Court	1,057,763	4,477,710	5,535,473	670,153	1988	40 yrs.
2250 Hickory Road	1,015,851	10,266,188	11,282,039	1,688,393	1985	40 yrs.
3400 Horizon Drive	776,496	4,112,915	4,889,411	756,971	1995	40 yrs.
625 Heron Drive	180,226	958,705	1,138,931	142,375	1980	40 yrs.
510 Heron Drive	790,335	8,394,747	9,185,082	1,264,007	1990	40 yrs.
602 Heron Drive	524,728	2,248,128	2,772,856	322,919	1996	40 yrs.
1001 Briggs Road	701,705	5,120,886	5,822,591	954,735	1986	40 yrs.
1960 Cuthbert Boulevard	321,699	1,622,985	1,944,684	312,460	1985	40 yrs.
1970 Cuthbert Boulevard	321,699	1,348,555	1,670,254	193,759	1985	40 yrs.
300 Welsh Road	696,061	3,421,619	4,117,680	457,919	1985	40 yrs.
600 Chesterfield Parkway	2,050,555	8,098,519	10,149,074	1,436,429	1999	40 yrs.
700 Chesterfield Parkway	2,037,813	8,072,087	10,109,900	1,426,759	1999	40 yrs.
2301 Renaissance Boulevard	4,572,176	27,089,899	31,662,075	1,203,433	2002	40 yrs.
6 Terry Drive	622,205	3,061,684	3,683,889	316,793	1981	40 yrs.
2520 Renaissance Boulevard	978,402	4,879,596	5,857,998	943,804	1999	40 yrs.
18 Great Valley Parkway	398,228	4,072,504	4,470,731	502,271	1980	40 yrs.
700 Dresher Road	2,565,140	7,349,966	9,915,106	1,723,719	1987	40 yrs.
2201 Renaissance Boulevard	2,413,514	13,106,450	15,519,964	1,848,080	2000	40 yrs.
2540 Renaissance Boulevard	274,341	1,351,156	1,625,497	192,633	2000	40 yrs.
2560 Renaissance Boulevard	649,792	3,079,462	3,729,254	419,388	2000	40 yrs.
11 Great Valley Parkway	708,331	3,014,890	3,723,221	340,800	2001	40 yrs.
1015 Briggs Road	470,659	3,202,784	3,673,443	409,919	2000	40 yrs.
680 Blair Mill Road	4,138,577	11,412,017	15,550,594	906,498	2001	40 yrs.
825 Duportail Road	5,539,281	16,699,598	22,238,879	1,585,954	1979	40 yrs.
1500 Liberty Ridge	11,636,499	26,529,112	38,165,611	804,748	2002	40 yrs.
17000 Commerce Parkway	144,515	2,800,416	2,944,931	347,325	2001	40 yrs.
1200 Liberty Ridge Drive	5,223,660	9,454,175	14,677,835	1,097,046	2001	40 yrs.
2760 Red Lion Road	3,705,772	42,555,647	46,261,419	2,624,153	2001	40 yrs.
200 Precision Drive	1,583,060	7,324,388	8,907,448	761,786	1997	40 yrs.
40 Liberty Boulevard	4,241,167	19,919,901	24,161,068	3,025,135	1989	40 yrs.
102 Rock Road	1,113,802	3,177,123	4,290,925	205,344	1985	40 yrs.
4001 Leadenhall Road	2,784,694	19,633,564	22,418,258	641,149	2002	40 yrs.
255 Business Center Drive	1,086,356	2,009,537	3,095,892	8,398	2003	40 yrs.
355 Business Center Drive	483,045	900,502	1,383,547	4,491	2003	40 yrs.
455 Business Center Drive	1,351,011	2,579,554	3,930,565	—	2003	40 yrs.
555 Business Center Drive	727,420	1,355,396	2,082,817	6,543	2003	40 yrs.
10 Great Valley Parkway	832,244	1,348,185	2,180,429	8,353	2003	40 yrs.
425 Privet Road	3,320,174	3,257,696	6,577,871	—	2003	40 yrs.
14 Lee Boulevard	643,892	5,662,959	6,306,850	1,985,352	1988	40 yrs.
500 Chesterfield Parkway	473,139	3,208,244	3,681,383	1,259,341	1988	40 yrs.
300-400 Chesterfield Parkway	937,942	4,890,012	5,827,955	1,960,475	1988	40 yrs.
1655 Valley Center Parkway	215,095	2,015,257	2,230,352	742,460	1993	40 yrs.
6560 Stonegate Drive	458,945	2,401,618	2,860,563	850,885	1989	40 yrs.
6370 Hedgewood Drive	541,459	3,191,106	3,732,564	1,047,032	1990	40 yrs.
6390 Hedgewood Drive	707,867	2,714,107	3,421,974	1,027,274	1990	40 yrs.
1495 Valley Center Parkway	435,303	3,726,581	4,161,884	1,178,949	1990	40 yrs.
6350 Hedgewood Drive	560,691	3,226,835	3,787,526	1,115,354	1989	40 yrs.
6330 Hedgewood Drive	532,047	4,584,756	5,116,803	1,880,578	1988	40 yrs.
1550 Valley Center Parkway	197,700	3,377,042	3,574,742	1,113,701	1988	40 yrs.
1560 Valley Center Parkway	240,732	4,433,183	4,673,915	1,469,779	1988	40 yrs.
6580 Snowdrift Road	389,081	2,671,148	3,060,229	1,044,271	1988	40 yrs.
1510 Valley Center Parkway	312,873	3,529,827	3,842,700	1,328,019	1988	40 yrs.
1530 Valley Center Parkway	212,492	2,775,837	2,988,328	964,769	1988	40 yrs.
6540 Stonegate Drive	422,730	3,907,606	4,330,335	1,393,079	1988	40 yrs.
974 Marcon Boulevard	144,248	2,213,353	2,357,601	913,601	1987	40 yrs.
964 Marcon Boulevard	139,480	1,658,553	1,798,033	734,348	1985	40 yrs.
764 Roble Road	141,746	818,778	960,524	357,153	1985	40 yrs.
3174 Airport Road	98,986	1,155,913	1,254,899	617,975	1979	40 yrs.
2196 Avenue C	107,307	1,341,823	1,449,130	618,281	1980	40 yrs.
2202 Hanger Place	138,127	1,316,444	1,454,572	693,863	1981	40 yrs.
2201 Hanger Place	129,142	1,422,171	1,551,314	735,389	1987	40 yrs.
954 Marcon Boulevard	104,453	1,114,417	1,218,870	479,010	1981	40 yrs.
57 South Commerce Way	395,459	3,239,249	3,634,708	679,177	1986	40 yrs.
754 Roble Road	163,735	1,908,685	2,072,420	487,713	1986	40 yrs.
894 Marcon Boulevard	118,304	1,233,864	1,352,168	275,810	1986	40 yrs.
744 Roble Road	161,371	1,979,948	2,141,319	510,721	1986	40 yrs.
944 Marcon Boulevard	119,711	1,794,040	1,913,751	437,321	1986	40 yrs.
1685 Valley Center Parkway	198,482	2,297,892	2,496,374	543,349	1996	40 yrs.
6520 Stonegate Drive	484,361	1,360,458	1,844,818	365,834	1996	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	1,877,155
2041 Avenue C	Allentown, PA	*	213,599	1,095,217	80,109
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	5,896,198
7384 Penn Drive	Allentown, PA	*	651,696	2,286,518	505,302
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,708,490
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	344,762
939 Marcon Boulevard	Allentown, PA	*	2,220,414	4,524,393	858,451
100 Brodhead Road	Bethlehem, PA	*	429,416	2,919,588	555,406
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,719,695
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,412,281
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,212,499
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,186,050
400 Nestle Way	Allentown, PA	24,726,250	8,065,500	—	26,464,671
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	443,287
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	133,165
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	159,448
89 South Commerce Way	Bethlehem, PA	—	320,000	—	1,994,875
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	909,455
6601-6625 W. 78th Street	Bloomington, MN	1,155,290	2,263,060	—	38,629,236
95 Highland Avenue	Bethlehem, PA	—	430,593	3,182,080	1,084,255
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,037,328
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	814,543
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	309,977
9401-9443 Science Center Drive	New Hope, MN	—	431,295	3,888,684	295,155
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	148,477
7115-7173 Shady Oak Road	Eden Prairie, MN	—	454,974	4,089,410	582,523
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	1,910,665
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	143,781
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	94,747
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	356,876
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	29,315
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	261,141
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	249,928
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	400,695
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	47,532
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,482,789
6620 Grant Way	Allentown, PA	—	430,824	1,915,923	34,226
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	21,517,889
26911-26957 Northwestern Highway	Southfield, MI	—	7,799,515	66,268,817	6,981,149
1650 Research Drive	Troy, MI	—	763,067	7,201,677	176,724
1775 Research Drive	Troy, MI	—	331,422	2,788,073	50,080
1875 Research Drive	Troy, MI	—	329,863	2,774,006	121,445
1850 Research Drive	Troy, MI	—	781,054	7,364,300	1,833,043
1965 Research Drive	Troy, MI	—	419,090	3,578,928	179,158
1960 Research Drive	Troy, MI	—	419,146	3,579,166	619,070
27260 Haggerty Road	Farmington Hills, MI	—	456,877	4,091,196	363,457
27200 Haggerty Road	Farmington Hills, MI	—	382,754	3,425,227	297,948
27280 Haggerty Road	Farmington Hills, MI	—	452,860	4,055,512	292,192
27220 Haggerty Road	Farmington Hills, MI	—	203,064	1,802,592	170,856
27240 Haggerty Road	Farmington Hills, MI	—	171,518	1,518,192	111,048
27300 Haggerty Road	Farmington Hills, MI	—	370,378	3,311,366	206,941
700 Nestle Way	Allentown, PA	—	3,473,120	—	18,047,025
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,431,730
1101 Allen Drive	Troy, MI	—	98,144	887,935	89,957
1151 Allen Drive	Troy, MI	—	164,483	1,486,220	209,271
1300 Rankin Street	Troy, MI	—	134,090	1,212,752	371,530
1350 Rankin Street	Troy, MI	—	111,776	1,011,497	112,981
1376-1400 Rankin Street	Troy, MI	—	134,292	1,213,626	128,143
1352-1374 Rankin Street	Troy, MI	—	153,275	1,385,098	177,364
1324-1346 Rankin Street	Troy, MI	—	134,090	1,212,214	18,493
1301-1307 Rankin Street	Troy, MI	—	111,776	1,011,121	118,549
1409 Allen Drive	Troy, MI	—	142,370	1,286,048	290,392
1304 E Maple Road	Troy, MI	—	211,233	1,906,786	309,224
1334 Maplelawn Road	Troy, MI	—	124,296	1,122,802	17,977
1290 Maplelawn Road	Troy, MI	—	85,321	771,621	61,018
1070 Maplelawn Road	Troy, MI	—	68,560	620,595	101,041
950 Maplelawn Road	Troy, MI	—	252,429	2,265,259	100,822
894 Maplelawn Road	Troy, MI	—	181,749	1,632,243	194,693
1179 Maplelawn Road	Troy, MI	—	87,845	794,365	74,149

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
7437 Industrial Boulevard	726,651	6,890,405	7,617,055	1,806,660	1976	40 yrs.
2041 Avenue C	213,879	1,175,046	1,388,925	264,133	1990	40 yrs.
7339 Industrial Boulevard	1,197,447	5,886,527	7,083,974	1,190,972	1996	40 yrs.
7384 Penn Drive	652,118	2,791,398	3,443,516	693,481	1988	40 yrs.
7144 Daniels Drive	1,579,169	6,862,299	8,441,468	1,338,728	1975	40 yrs.
7620 Cetronia Road	1,093,724	4,194,300	5,288,024	1,024,347	1990	40 yrs.
939 Marcon Boulevard	2,220,548	5,382,710	7,603,258	1,154,426	1980	40 yrs.
100 Brodhead Road	429,456	3,474,954	3,904,410	676,964	1990	40 yrs.
1455 Valley Center Parkway	545,172	3,844,812	4,389,985	1,264,798	1997	40 yrs.
1640 Valley Center Parkway	190,728	2,580,553	2,771,281	816,593	1996	40 yrs.
1650 Valley Center Parkway	188,896	2,382,602	2,571,499	720,321	1997	40 yrs.
1660 Valley Center Parkway	188,721	2,356,329	2,545,050	543,542	1998	40 yrs.
400 Nestle Way	8,184,096	26,346,075	34,530,171	4,984,497	1997	40 yrs.
83 South Commerce Way	212,744	1,262,332	1,475,076	297,157	1989	40 yrs.
85 South Commerce Way	237,078	1,120,745	1,357,822	219,993	1989	40 yrs.
87 South Commerce Way	253,886	1,222,329	1,476,215	253,200	1989	40 yrs.
89 South Commerce Way	367,706	1,947,170	2,314,875	428,276	1998	40 yrs.
7248 Industrial Boulevard	2,670,673	14,217,038	16,887,711	2,594,944	1988	40 yrs.
6601-6625 W. 78th Street	2,310,246	38,582,050	40,892,296	4,997,822	1998	40 yrs.
95 Highland Avenue	430,593	4,266,335	4,696,928	675,691	1985	40 yrs.
2905 Northwest Boulevard	516,920	5,683,671	6,200,590	1,087,917	1983	40 yrs.
2800 Campus Drive	395,366	4,369,055	4,764,421	728,138	1985	40 yrs.
2955 Xenium Lane	151,238	1,680,118	1,831,356	422,965	1985	40 yrs.
9401-9443 Science Center Drive	510,064	4,105,070	4,615,134	749,900	1989	40 yrs.
6321-6325 Bury Drive	462,876	4,300,267	4,763,143	803,799	1988	40 yrs.
7115-7173 Shady Oak Road	454,974	4,671,933	5,126,907	837,216	1984	40 yrs.
7660-7716 Golden Triangle Drive	1,289,215	6,305,333	7,594,548	1,533,130	1988	40 yrs.
7400 Flying Cloud Drive	195,982	1,905,809	2,101,790	303,766	1987	40 yrs.
10301-10305 West 70th Street	118,300	1,182,295	1,300,595	203,917	1984	40 yrs.
10321 West 70th Street	142,399	1,665,375	1,807,774	243,018	1984	40 yrs.
10333 West 70th Street	108,610	1,027,319	1,135,929	173,716	1984	40 yrs.
10349-10357 West 70th Street	270,584	2,748,126	3,018,709	466,513	1985	40 yrs.
10365-10375 West 70th Street	285,464	2,873,735	3,159,198	486,335	1985	40 yrs.
10393-10394 West 70th Street	264,419	2,829,212	3,093,631	481,725	1985	40 yrs.
7078 Shady Oak Road	336,481	3,139,939	3,476,420	526,320	1985	40 yrs.
1525 Valley Center Parkway	804,104	7,154,370	7,958,475	1,243,068	1999	40 yrs.
6620 Grant Way	430,824	1,950,149	2,380,973	320,615	1989	40 yrs.
10400 Viking Drive	2,938,372	21,491,907	24,430,280	3,599,386	1999	40 yrs.
26911-26957 Northwestern Highway	7,799,515	73,249,966	81,049,481	12,295,918	1985	40 yrs.
1650 Research Drive	763,067	7,378,401	8,141,468	1,189,553	1985	40 yrs.
1775 Research Drive	331,422	2,838,153	3,169,575	467,124	1985	40 yrs.
1875 Research Drive	329,863	2,895,451	3,225,314	502,465	1986	40 yrs.
1850 Research Drive	781,054	9,197,343	9,978,397	1,354,357	1986	40 yrs.
1965 Research Drive	419,090	3,758,086	4,177,177	668,484	1987	40 yrs.
1960 Research Drive	419,146	4,198,236	4,617,382	640,127	1987	40 yrs.
27260 Haggerty Road	456,877	4,454,653	4,911,530	785,308	1983	40 yrs.
27200 Haggerty Road	382,754	3,723,175	4,105,929	669,254	1983	40 yrs.
27280 Haggerty Road	452,860	4,347,704	4,800,564	722,579	1983	40 yrs.
27220 Haggerty Road	203,064	1,973,448	2,176,512	358,608	1985	40 yrs.
27240 Haggerty Road	171,518	1,629,240	1,800,757	282,197	1985	40 yrs.
27300 Haggerty Road	370,378	3,518,307	3,888,686	594,466	1985	40 yrs.
700 Nestle Way	4,174,970	17,345,175	21,520,145	2,482,401	1998	40 yrs.
5600 & 5610 Rowland Road	829,263	8,830,525	9,659,789	1,699,555	1988	40 yrs.
1101 Allen Drive	98,148	977,888	1,076,036	141,697	1974	40 yrs.
1151 Allen Drive	164,486	1,695,487	1,859,974	339,905	1974	40 yrs.
1300 Rankin Street	134,094	1,584,278	1,718,372	360,590	1979	40 yrs.
1350 Rankin Street	111,779	1,124,475	1,236,254	192,334	1979	40 yrs.
1376-1400 Rankin Street	134,296	1,341,766	1,476,061	236,921	1979	40 yrs.
1352-1374 Rankin Street	153,279	1,562,459	1,715,737	265,707	1979	40 yrs.
1324-1346 Rankin Street	134,094	1,230,703	1,364,797	194,506	1979	40 yrs.
1301-1307 Rankin Street	111,779	1,129,667	1,241,446	184,052	1978	40 yrs.
1409 Allen Drive	142,374	1,576,436	1,718,810	296,139	1978	40 yrs.
1304 E Maple Road	211,236	2,216,007	2,427,243	341,638	1971	40 yrs.
1334 Maplelawn Road	124,300	1,140,775	1,265,075	187,154	1983	40 yrs.
1290 Maplelawn Road	85,325	832,635	917,960	129,030	1984	40 yrs.
1070 Maplelawn Road	68,563	721,633	790,196	118,425	1982	40 yrs.
950 Maplelawn Road	252,433	2,366,077	2,618,510	381,583	1982	40 yrs.
894 Maplelawn Road	181,753	1,826,933	2,008,686	258,762	1986	40 yrs.
1179 Maplelawn Road	87,849	868,510	956,359	138,389	1984	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
1940 Norwood Drive	Troy, MI	—	86,836	785,267	87,637
1311-1331 Maplelawn Road	Troy, MI	—	125,407	1,132,810	204,037
2354 Bellingham Street	Troy, MI	—	87,340	789,817	19,928
2360 Bellingham Street	Troy, MI	—	87,340	789,817	58,250
26442-26450 Haggerty Road	Farmington Hills, MI	—	237,687	2,143,478	97,399
26500 Haggerty Road	Farmington Hills, MI	—	311,093	2,791,804	212,738
26650 Haggerty Road	Farmington Hills, MI	—	173,166	1,562,704	93,314
26700 Haggerty Road	Farmington Hills, MI	—	253,338	2,290,696	31,076
26750 Haggerty Road	Farmington Hills, MI	—	292,717	2,638,688	194,613
26800 Haggerty Road	Farmington Hills, MI	—	175,489	1,583,362	202,721
26842-26850 Haggerty Road	Farmington Hills, MI	—	239,606	2,160,470	216,588
26600 Haggerty Road	Farmington Hills, MI	—	455,846	—	2,527,730
26550 Haggerty Road	Farmington Hills, MI	—	368,083	—	2,584,868
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	786,441
7562 Penn Drive	Allentown, PA	*	269,614	844,069	99,364
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	310,821
50 West Big Beaver Road	Troy, MI	—	2,159,678	19,481,454	1,359,728
100 West Big Beaver Road	Troy, MI	—	2,113,006	19,057,355	973,209
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	204,148
794 Roble Road	Allentown, PA	*	1,147,541	6,088,041	1,125,815
6923 Schantz Spring Road	Allentown, PA	—	1,127,805	3,309,132	185,046
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	1,435,444
10300 Bren Road	Minnetonka, MN	—	344,614	3,110,477	313,057
14630-14650 28th Avenue North	Plymouth, MN	*	198,205	1,793,422	517,429
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	332,355
8301 West Parkland Court	Milwaukee, WI	—	358,442	3,233,707	515,965
32991 Hamilton Court	Farmington Hills, MI	—	1,065,392	3,627,675	947,764
7500 West 110th Street	Overland Park, KS	—	2,380,493	9,575,474	2,546,116
7132 Daniels Drive	Allentown, PA	5,510,000	1,623,326	3,464,626	3,886,296
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	25,622
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	(14,268)
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	477,986
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,377,738
4801 West 81st Street	Bloomington, MN	1,876,045	1,624,701	2,494,368	437,691
8100 Cedar Avenue	Bloomington, MN	4,147,958	501,313	3,675,416	994,225
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	361,437
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	129,277
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,202,726
2475-2479 Elliot Avenue	Troy, MI	—	128,808	516,393	15,137
32661 Edward Avenue	Madison Heights, MI	—	378,838	2,330,550	4,054
32751 Edward Avenue	Madison Heights, MI	—	151,410	859,462	54,559
32853 Edward Avenue	Madison Heights, MI	—	138,121	784,426	86,427
555 East Mandoline Avenue	Madison Heights, MI	—	140,862	799,993	80,328
599 East Mandoline Avenue	Madison Heights, MI	—	132,164	646,768	98,690
749 East Mandoline Avenue	Madison Heights, MI	—	144,658	708,054	10,611
750 East Mandoline Avenue	Madison Heights, MI	—	151,458	741,185	41,978
900 East Mandoline Avenue	Madison Heights, MI	—	157,729	771,872	9,046
949 East Mandoline Avenue	Madison Heights, MI	—	137,049	778,338	5,751
31601 Research Park Drive	Madison Heights, MI	—	331,179	1,879,812	10,787
31651 Research Park Drive	Madison Heights, MI	—	194,012	1,101,576	59,169
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	3,575
31701 Research Park Drive	Madison Heights, MI	—	185,845	1,054,681	126,202
31751 Research Park Drive	Madison Heights, MI	—	194,063	1,300,574	70,022
31800 Research Park Drive	Madison Heights, MI	—	217,929	1,601,469	29,193
800 Tech Row	Madison Heights, MI	—	444,977	2,984,811	38,899
900 Tech Row	Madison Heights, MI	—	155,606	883,725	24,370
1000 Tech Row	Madison Heights, MI	—	357,897	2,628,029	84,900
31771 Sherman Avenue	Madison Heights, MI	—	150,944	645,040	59,151
31791 Sherman Avenue	Madison Heights, MI	—	105,606	649,891	7,583
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	6,618
31831 Sherman Avenue	Madison Heights, MI	—	158,483	900,064	4,820
31900 Sherman Avenue	Madison Heights, MI	—	269,293	1,754,498	44,705
800 East Whitcomb Avenue	Madison Heights, MI	—	151,704	1,294,687	98,221
950 East Whitcomb Avenue	Madison Heights, MI	—	113,630	2,162,302	270,582
1000 East Whitcomb Avenue	Madison Heights, MI	—	113,512	1,023,613	155,242
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	26,687
1210 East Whitcomb Avenue	Madison Heights, MI	—	121,298	329,051	27,093
1260 Kempar Avenue	Madison Heights, MI	—	78,720	385,223	26,367
1280 Kempar Avenue	Madison Heights, MI	—	142,305	536,474	25,150

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
1940 Norwood Drive	86,839	872,901	959,740	141,554	1983	40 yrs.
1311-1331 Maplelawn Road	125,410	1,336,843	1,462,254	252,270	1986	40 yrs.
2354 Bellingham Street	87,344	809,741	897,085	128,887	1990	40 yrs.
2360 Bellingham Street	87,344	848,063	935,407	130,518	1985	40 yrs.
26442-26450 Haggerty Road	237,691	2,240,873	2,478,564	342,464	1988	40 yrs.
26500 Haggerty Road	311,097	3,004,537	3,315,635	453,146	1986	40 yrs.
26650 Haggerty Road	173,170	1,656,014	1,829,184	249,296	1988	40 yrs.
26700 Haggerty Road	253,341	2,321,768	2,575,110	360,579	1986	40 yrs.
26750 Haggerty Road	292,720	2,833,298	3,126,018	524,470	1988	40 yrs.
26800 Haggerty Road	175,492	1,786,080	1,961,572	310,707	1986	40 yrs.
26842-26850 Haggerty Road	239,609	2,377,055	2,616,664	448,919	1988	40 yrs.
26600 Haggerty Road	537,693	2,445,883	2,983,576	467,468	1999	40 yrs.
26550 Haggerty Road	535,179	2,417,771	2,952,951	432,065	2000	40 yrs.
2920 Northwest Boulevard	384,235	4,227,909	4,612,145	800,026	1997	40 yrs.
7562 Penn Drive	269,614	943,433	1,213,047	148,056	1989	40 yrs.
7277 Williams Avenue	463,123	1,759,671	2,222,794	324,126	1989	40 yrs.
50 West Big Beaver Road	2,159,678	20,841,181	23,000,860	3,237,144	1987	40 yrs.
100 West Big Beaver Road	2,113,006	20,030,564	22,143,569	3,121,276	1987	40 yrs.
7355 Williams Avenue	489,749	1,862,239	2,351,988	292,300	1998	40 yrs.
794 Roble Road	1,147,541	7,213,857	8,361,398	1,087,007	1985	40 yrs.
6923 Schantz Spring Road	1,127,805	3,494,178	4,621,983	497,482	1993	40 yrs.
5400-5500 Feltl Road	883,895	9,418,789	10,302,684	1,439,924	1985	40 yrs.
10300 Bren Road	344,614	3,423,534	3,768,147	551,216	1981	40 yrs.
14630-14650 28th Avenue North	198,205	2,310,851	2,509,056	372,956	1978	40 yrs.
245 Executive Drive	577,067	5,530,258	6,107,325	816,288	1984	40 yrs.
8301 West Parkland Court	358,442	3,749,672	4,108,113	566,983	1982	40 yrs.
32991 Hamilton Court	1,065,392	4,575,439	5,640,831	332,538	1989	40 yrs.
7500 West 110th Street	2,380,493	12,121,589	14,502,082	1,509,653	1983	40 yrs.
7132 Daniels Drive	1,695,610	7,278,637	8,974,247	991,021	1988	40 yrs.
7695-7699 Anagram Drive	760,525	3,280,379	4,040,904	464,445	1997	40 yrs.
7550 Meridian Circle	513,250	2,887,638	3,400,888	405,454	1989	40 yrs.
2800 Northwest Boulevard	1,934,438	11,430,489	13,364,926	1,662,942	1995	40 yrs.
3255 Neil Armstrong Boulevard	1,131,017	3,377,738	4,508,756	422,198	1998	40 yrs.
4801 West 81st Street	1,624,701	2,932,059	4,556,760	464,411	1984	40 yrs.
8100 Cedar Avenue	501,313	4,669,641	5,170,954	574,571	1983	40 yrs.
7800 N. 113th Street	1,711,964	7,209,294	8,921,258	1,010,764	1991	40 yrs.
9600 54th Avenue	332,317	3,207,097	3,539,414	443,043	1998	40 yrs.
8014 Industrial Boulevard	3,645,117	9,576,867	13,221,984	1,085,439	1999	40 yrs.
2475-2479 Elliot Avenue	128,808	531,531	660,338	82,353	1984	40 yrs.
32661 Edward Avenue	378,838	2,334,604	2,713,442	316,109	1976	40 yrs.
32751 Edward Avenue	151,410	914,021	1,065,431	134,532	1969	40 yrs.
32853 Edward Avenue	138,121	870,853	1,008,974	138,807	1973	40 yrs.
555 East Mandoline Avenue	140,862	880,321	1,021,183	132,634	1979	40 yrs.
599 East Mandoline Avenue	132,164	745,457	877,622	119,527	1979	40 yrs.
749 East Mandoline Avenue	144,658	718,665	863,323	100,589	1974	40 yrs.
750 East Mandoline Avenue	151,458	783,162	934,621	107,189	1969	40 yrs.
900 East Mandoline Avenue	157,729	780,918	938,647	104,640	1972	40 yrs.
949 East Mandoline Avenue	137,049	784,089	921,138	110,087	1974	40 yrs.
31601 Research Park Drive	331,179	1,890,599	2,221,778	255,966	1985	40 yrs.
31651 Research Park Drive	194,012	1,160,745	1,354,757	149,315	1985	40 yrs.
31700 Research Park Drive	373,203	1,828,295	2,201,498	247,566	1988	40 yrs.
31701 Research Park Drive	185,845	1,180,883	1,366,728	151,178	1985	40 yrs.
31751 Research Park Drive	194,063	1,370,596	1,564,659	176,358	1985	40 yrs.
31800 Research Park Drive	217,929	1,630,662	1,848,591	225,272	1986	40 yrs.
800 Tech Row	444,977	3,023,710	3,468,687	409,123	1986	40 yrs.
900 Tech Row	155,606	908,095	1,063,700	138,553	1986	40 yrs.
1000 Tech Row	357,897	2,712,929	3,070,826	365,119	1987	40 yrs.
31771 Sherman Avenue	150,944	704,191	855,135	115,400	1982	40 yrs.
31791 Sherman Avenue	105,606	657,474	763,080	92,730	1983	40 yrs.
31811 Sherman Avenue	207,599	1,185,628	1,393,227	162,773	1983	40 yrs.
31831 Sherman Avenue	158,483	904,885	1,063,367	125,298	1984	40 yrs.
31900 Sherman Avenue	269,293	1,799,202	2,068,496	259,461	1984	40 yrs.
800 East Whitcomb Avenue	151,704	1,392,908	1,544,613	232,310	1987	40 yrs.
950 East Whitcomb Avenue	113,630	2,432,884	2,546,514	308,470	1988	40 yrs.
1000 East Whitcomb Avenue	113,512	1,178,855	1,292,367	165,589	1980	40 yrs.
1201 East Whitcomb Avenue	302,567	1,239,920	1,542,487	180,406	1980	40 yrs.
1210 East Whitcomb Avenue	121,298	356,145	477,443	57,867	1983	40 yrs.
1260 Kempar Avenue	78,720	411,590	490,310	58,669	1981	40 yrs.
1280 Kempar Avenue	142,305	561,624	703,929	76,008	1983	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
22515 Heslip Drive	Novi, MI	—	144,477	338,277	54,151
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	39,017
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	9,190
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,852,439
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,626,783
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	62,495
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	322,483
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	191,673
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	1,038,073
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	101,328
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	495,082
651 Boulder Drive	Allentown, PA	—	4,308,646	—	13,335,866
38100 Ecorse Road	Romulus, MI	—	955,063	—	8,890,625
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	719,459
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	254,055
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,375,797
1600-1630 East Big Beaver Road	Troy, MI	—	1,454,406	2,952,884	53,694
14390 Huntington Avenue	Savage, MN	—	1,463,666	6,271,050	308,604
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	212,764
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	876,359
11414 West Park Place	Milwaukee, WI	—	234,443	—	9,876,369
8937 Columbine Road	Eden Prairie, MN	—	1,325,829	—	4,354,337
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517	—	8,664,588
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	9,830,650
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	48,494
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	441,665
N26 W23445 Paul Road	Pewaukee, WI	—	561,904	1,928,064	61,756
11200 West Plank Court	Wauwatosa, WI	—	330,829	2,288,853	1,077,541
11020 West Plank Court	Wauwatosa, WI	—	464,246	3,230,511	29,313
2600 Bellingham Drive	Troy, MI	—	1,796,869	—	4,110,988
2710 Bellingham Drive	Troy, MI	—	1,796,869	—	4,191,117
38000 Ecourse Road	Romulus, MI	—	807,660	—	12,732,027
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577	—	4,105,182
3773 Corporate Parkway	Center Valley, PA	—	738,108	—	7,485,501
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	232,337
74 West Broad Street	Bethlehem, PA	—	1,096,127	—	11,851,427
4600 Nathan Lane	Minneapolis, MN	—	1,063,558	—	6,082,413
8150 Industrial Boulevard	Allentown, PA	—	2,564,167	—	8,703,838
8250 Industrial Boulevard	Allentown, PA	—	1,025,667	—	5,261,902
650 Boulder Drive	Allentown, PA	—	5,208,248	—	19,106,605
8995 Columbine Road	Eden Prairie, MN	—	1,087,594	—	3,480,053
8911 Columbine Road	Eden Prairie, MN	—	916,687	—	3,590,037
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	10,084,312
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,288,951
10855 West Park Place	Milwaukee, WI	—	122,894	—	2,679,311
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,115,930
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	943,901
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,037,834
9th & Hamilton Street	Allentown, PA	—	615,624	—	57,065,800
7165 Ambassador Drive	Allentown, PA	—	792,999	—	4,533,868
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	586,610
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	3,625,315
101-121 N Raddant Road	Batavia, IL	—	986,912	9,984,405	39,415
1070 Swanson + 506-530 Kingsland	Batavia, IL	—	1,100,812	11,135,499	36,314
900 Douglas Road	Batavia, IL	—	308,586	3,116,469	9,635
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	1,918
4523 Green Point Drive	High Point, NC	—	234,564	—	2,403,961
4501 Green Point Drive	High Point, NC	—	319,289	—	2,545,342
4500 Green Point Drive	High Point, NC	—	230,622	—	2,317,162
2427 Penny Road	High Point, NC	—	1,165,664	—	3,456,657
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	19,734,499
4524 Green Point Drive	High Point, NC	*	182,810	—	2,239,199
4328, 4336 Federal Drive	High Point, NC	5,233,360	521,122	—	7,143,663
200 Centreport Drive	Greensboro, NC	*	331,400	3,768,600	491,405
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	612,716
1751 Bluehills Drive	Roanoke, VA	—	1,063,728	8,500,677	—
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	437,417
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
22515 Heslip Drive	144,477	392,429	536,906	60,960	1975	40 yrs.
7800 Equitable Drive	2,188,525	3,827,779	6,016,304	516,849	1993	40 yrs.
7905 Fuller Road	1,230,965	4,083,254	5,314,219	525,530	1994	40 yrs.
705 Boulder Drive	4,486,836	14,849,699	19,336,535	1,276,013	2001	40 yrs.
9023 Columbine Road	1,956,273	4,626,783	6,583,056	580,382	1999	40 yrs.
9801 80th Avenue	1,689,726	7,999,640	9,689,366	1,116,568	1994	40 yrs.
11950 W. Lake Park Drive	394,938	2,659,477	3,054,414	374,041	1986	40 yrs.
11400 W. Lake Park Drive	443,101	2,546,071	2,989,172	310,317	1986	40 yrs.
11425 W. Lake Park Drive	385,305	3,385,643	3,770,948	488,785	1987	40 yrs.
11301 W. Lake Park Drive	619,465	2,722,797	3,342,261	338,457	1987	40 yrs.
11900 W. Lake Park Drive	350,628	2,889,195	3,239,822	648,517	1987	40 yrs.
651 Boulder Drive	4,308,646	13,335,866	17,644,512	1,512,301	2000	40 yrs.
38100 Ecorse Road	853,063	8,992,625	9,845,688	677,732	2000	40 yrs.
6161 Green Valley Drive	741,194	4,030,244	4,771,438	436,701	1992	40 yrs.
4700 Nathan Lane North	1,501,308	8,671,139	10,172,447	1,017,419	1996	40 yrs.
16620-16650 W Bluemound Road	586,665	4,543,962	5,130,627	497,117	1999	40 yrs.
8967 Columbine Road	1,450,000	3,375,797	4,825,797	381,187	2000	40 yrs.
1600-1630 East Big Beaver Road	1,458,737	3,002,247	4,460,984	312,536	1982	40 yrs.
14390 Huntington Avenue	1,464,521	6,578,799	8,043,320	624,195	1988	40 yrs.
550-590 Hale Avenue	766,390	3,700,663	4,467,053	411,472	1996	40 yrs.
7777 Golden Triangle Drive	993,101	3,013,221	4,006,322	266,383	2000	40 yrs.
11414 West Park Place	491,531	9,619,281	10,110,812	1,010,161	2001	40 yrs.
8937 Columbine Road	1,739,966	3,940,200	5,680,166	316,484	2001	40 yrs.
7615 Smetana Lane	3,000,000	6,676,105	9,676,105	663,385	2001	40 yrs.
7805 Hudson Road	1,385,739	9,724,746	11,110,485	597,129	2002	40 yrs.
11520 West Calumet Road	341,698	1,576,042	1,917,740	153,808	1995	40 yrs.
12100 West Park Place	532,370	3,683,154	4,215,524	358,089	1984	40 yrs.
N26 W23445 Paul Road	561,904	1,989,820	2,551,724	190,315	1985	40 yrs.
11200 West Plank Court	330,829	3,366,394	3,697,223	657,480	1988	40 yrs.
11020 West Plank Court	464,246	3,259,824	3,724,071	292,543	1985	40 yrs.
2600 Bellingham Drive	1,938,746	3,969,112	5,907,858	492,402	2002	40 yrs.
2710 Bellingham Drive	1,938,746	4,049,240	5,987,986	379,391	2002	40 yrs.
38000 Ecourse Road	1,053,337	12,486,350	13,539,687	1,231,790	2001	40 yrs.
10801 Nesbitt Avenue South	786,382	4,103,377	4,889,759	502,557	2001	40 yrs.
3773 Corporate Parkway	794,403	7,429,206	8,223,608	906,426	2001	40 yrs.
7028 Snowdrift Road	524,390	1,187,700	1,712,089	113,877	1982	40 yrs.
74 West Broad Street	1,099,079	11,848,476	12,947,554	873,178	2002	40 yrs.
4600 Nathan Lane	1,038,197	6,107,774	7,145,971	426,593	2002	40 yrs.
8150 Industrial Boulevard	2,571,466	8,696,539	11,268,005	513,198	2002	40 yrs.
8250 Industrial Boulevard	1,035,854	5,251,715	6,287,569	203,423	2002	40 yrs.
650 Boulder Drive	5,242,478	19,072,376	24,314,854	613,280	2002	40 yrs.
8995 Columbine Road	2,055,296	2,512,352	4,567,648	177,418	2001	40 yrs.
8911 Columbine Road	1,718,407	2,788,316	4,506,723	56,931	2000	40 yrs.
1605 Valley Center Parkway	1,766,196	9,047,867	10,814,064	336,661	2000	40 yrs.
5775 West Old Shakopee Road	2,060,644	7,129,973	9,190,617	1,172,000	2002	40 yrs.
10855 West Park Place	424,710	2,377,495	2,802,205	139,488	2002	40 yrs.
5715 Old Shakopee Road West	1,264,758	4,475,180	5,739,938	123,959	2002	40 yrs.
5735 Old Shakopee Road West	1,264,758	3,303,151	4,567,910	130,792	2002	40 yrs.
3400 High Point Boulevard	662,809	2,673,252	3,336,061	121,829	2002	40 yrs.
9th & Hamilton Street	1,162,150	56,519,274	57,681,424	1,045,102	2001	40 yrs.
7165 Ambassador Drive	804,848	4,522,019	5,326,867	154,456	2002	40 yrs.
15800 West Bluemound Road	1,306,811	8,697,038	10,003,849	376,836	1994	40 yrs.
12501 & 12701 Whitewater Drive	2,177,953	7,570,656	9,748,609	13,049	1986	40 yrs.
101-121 N Raddant Road	986,912	10,023,821	11,010,733	83,360	2003	40 yrs.
1070 Swanson + 506-530 Kingsland	1,100,812	11,171,813	12,272,625	92,960	2003	40 yrs.
900 Douglas Road	308,586	3,126,104	3,434,690	26,014	2003	40 yrs.
5150 International Drive	740,708	5,108,908	5,849,616	—	2003	40 yrs.
4523 Green Point Drive	235,698	2,402,828	2,638,525	806,066	1988	40 yrs.
4501 Green Point Drive	320,450	2,544,181	2,864,631	830,957	1989	40 yrs.
4500 Green Point Drive	231,692	2,316,092	2,547,784	781,551	1989	40 yrs.
2427 Penny Road	655,240	3,967,080	4,622,321	1,278,140	1990	40 yrs.
180,190 Cochrane Drive	3,752,293	19,652,462	23,404,755	6,259,448	1988	40 yrs.
4524 Green Point Drive	183,888	2,238,120	2,422,009	768,416	1989	40 yrs.
4328, 4336 Federal Drive	825,092	6,839,692	7,664,785	2,435,707	1995	40 yrs.
200 Centreport Drive	332,017	4,259,389	4,591,405	1,067,249	1986	40 yrs.
7178-80 Columbia Gateway	1,571,105	5,397,734	6,968,840	1,542,524	1987	40 yrs.
1751 Bluehills Drive	1,063,728	8,500,677	9,564,405	1,861,084	1991	40 yrs.
4300 Carolina Avenue	2,009,136	15,363,606	17,372,742	3,343,847	1985	40 yrs.
301 Hill Carter Parkway	659,456	4,836,010	5,495,466	1,067,815	1989	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
4001 Carolina Avenue	Richmond, VA	—	29,443	215,914	101,296
5600-5626 Eastport Boulevard	Richmond, VA	*	489,941	3,592,900	116,083
5650-5674 Eastport Boulevard	Richmond, VA	*	644,384	4,025,480	215,819
5700 Eastport Boulevard	Richmond, VA	*	408,729	2,697,348	49,509
3432 Holland Road	Virginia Beach, VA	—	173,527	790,515	2,462
4880 Cox Road	Glen Allen, VA	*	743,898	4,499,807	1,142,223
4101-4127 Carolina Avenue	Richmond, VA	*	310,854	2,279,597	122,792
4201-4261 Carolina Avenue	Richmond, VA	*	693,203	5,083,493	738,201
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,377,427
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	153,978
4337-4379 Carolina Avenue	Richmond, VA	*	325,303	2,385,557	765,061
4501-4549 Carolina Avenue	Richmond, VA	*	486,166	3,565,211	215,411
4551-4593 Carolina Avenue	Richmond, VA	*	474,360	3,478,646	158,100
4601-4643 Carolina Avenue	Richmond, VA	*	652,455	4,784,675	431,457
4645-4683 Carolina Avenue	Richmond, VA	*	404,616	2,967,187	1,009,147
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	220,398
4401-4445 Carolina Avenue	Richmond, VA	*	615,038	4,510,272	313,446
12 S. Third Street	Richmond, VA	—	40,539	184,682	14,061
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	104,580
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443
4344 Federal Drive	High Point, NC	*	484,001	—	2,592,208
5601-5659 Eastport Boulevard	Richmond, VA	*	705,660	—	4,855,455
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,802,999
202 Centreport Drive	Greensboro, NC	*	549,948	5,360,462	588,195
101 Centreport Drive	Greensboro, NC	—	826,237	—	7,825,228
4717-4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	197,672
4000 Piedmont Parkway	High Point, NC	*	592,885	4,825,615	537,081
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,637,230
4380 Federal Drive	High Point, NC	—	282,996	—	2,110,550
4388 Federal Drive	High Point, NC	—	143,661	—	1,225,382
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,715,308
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,458,196
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	133,503
5500 Cox Road	Glen Allen, VA	—	443,485	—	2,741,388
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	294,549
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	208,339
13001 Kingston Avenue	Richmond, VA	—	376,584	—	2,032,172
150 Ridgeview Center Drive	Duncan, SC	—	711,353	8,056,324	883,526
420 Park Avenue	Greenville, SC	—	522,548	2,730,261	594,371
5701-5799 Eastport Boulevard	Richmond, VA	*	694,644	—	5,608,969
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	8,886,318
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,043,517
600 H P Way	Chester, VA	—	146,126	—	5,580,150
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	40,486
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	22,863
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	183,044
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	396,147
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	210,266
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	43,948
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	97,815
500 H P Way	Chester, VA	—	142,692	—	5,233,037
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	311,153
701 Liberty Way	Richmond, VA	—	171,711	—	5,003,733
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,413,060
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,151,188
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,203,381
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,771,209
4050 Piedmont Parkway	High Point , NC	*	801,902	—	18,160,830
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	697,720
12730 Kingston Avenue	Richmond, VA	4,915,381	171,053	—	8,200,764
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,051,539
One Independence Pointe	Greenville, SC	—	780,881	6,199,230	4,709,471
55 Beattie Place	Greenville, SC	—	2,643,105	23,439,801	2,687,365
75 Beattie Place	Greenville, SC	—	2,406,646	17,400,939	981,702
7736 McCloud Road	Greensboro, NC	—	591,795	5,895,312	351,612
2809 South Lynnhaven Road	Virginia Beach, VA	*	953,590	6,142,742	786,374
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	722,267
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	795,442
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	640,003

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
4001 Carolina Avenue	29,443	317,210	346,653	70,921	1935	40 yrs.
5600-5626 Eastport Boulevard	489,941	3,708,983	4,198,924	859,514	1989	40 yrs.
5650-5674 Eastport Boulevard	644,384	4,241,299	4,885,683	1,022,748	1990	40 yrs.
5700 Eastport Boulevard	408,729	2,746,857	3,155,586	607,667	1990	40 yrs.
3432 Holland Road	173,527	792,977	966,504	174,616	1989	40 yrs.
4880 Cox Road	743,898	5,642,030	6,385,928	728,180	1995	40 yrs.
4101-4127 Carolina Avenue	310,854	2,402,389	2,713,243	512,257	1973	40 yrs.
4201-4261 Carolina Avenue	693,203	5,821,694	6,514,897	1,352,571	1975	40 yrs.
4263-4299 Carolina Avenue	256,203	3,927,076	4,183,279	748,381	1976	40 yrs.
4301-4335 Carolina Avenue	223,696	1,794,413	2,018,109	383,297	1978	40 yrs.
4337-4379 Carolina Avenue	325,303	3,150,618	3,475,921	932,261	1979	40 yrs.
4501-4549 Carolina Avenue	486,166	3,780,622	4,266,788	826,801	1981	40 yrs.
4551-4593 Carolina Avenue	474,360	3,636,746	4,111,106	800,000	1982	40 yrs.
4601-4643 Carolina Avenue	652,455	5,216,132	5,868,587	1,292,564	1985	40 yrs.
4645-4683 Carolina Avenue	404,616	3,976,334	4,380,950	1,467,544	1985	40 yrs.
4447-4491 Carolina Avenue	454,056	2,950,140	3,404,196	666,848	1987	40 yrs.
4401-4445 Carolina Avenue	615,038	4,823,718	5,438,756	1,023,991	1988	40 yrs.
12 S. Third Street	40,539	198,743	239,282	42,272	1900	40 yrs.
9601 Cosner Drive	475,262	4,021,814	4,497,076	861,918	1995	40 yrs.
2300 East Parham Road	221,947	1,013,531	1,235,478	223,319	1988	40 yrs.
4344 Federal Drive	173,623	2,902,586	3,076,209	651,290	1996	40 yrs.
5601-5659 Eastport Boulevard	720,100	4,841,015	5,561,115	1,226,719	1996	40 yrs.
5900 Eastport Boulevard	687,898	4,791,761	5,479,660	831,348	1997	40 yrs.
202 Centreport Drive	549,679	5,948,926	6,498,605	1,391,565	1990	40 yrs.
101 Centreport Drive	826,237	7,825,228	8,651,465	1,240,919	1998	40 yrs.
4717-4729 Eubank Road	452,263	3,489,553	3,941,816	752,954	1978	40 yrs.
4000 Piedmont Parkway	597,368	5,358,213	5,955,581	1,202,729	1989	40 yrs.
4263F-N. Carolina Avenue	91,599	1,637,106	1,728,706	319,292	1975	40 yrs.
4380 Federal Drive	283,368	2,110,177	2,393,546	534,946	1997	40 yrs.
4388 Federal Drive	132,655	1,236,388	1,369,043	313,176	1997	40 yrs.
6532 Judge Adams Road	399,988	3,670,223	4,070,211	584,317	1997	40 yrs.
6530 Judge Adams Road	335,061	4,428,955	4,764,016	573,172	1999	40 yrs.
5000 Cox Road	771,029	3,817,936	4,588,965	714,150	1990	40 yrs.
5500 Cox Road	483,263	2,701,610	3,184,873	484,575	1999	40 yrs.
510 Eastpark Court	262,210	2,405,174	2,667,384	489,184	1989	40 yrs.
520 Eastpark Court	486,598	4,291,441	4,778,039	787,836	1989	40 yrs.
13001 Kingston Avenue	376,701	2,032,055	2,408,756	367,768	1998	40 yrs.
150 Ridgeview Center Drive	711,353	8,939,850	9,651,203	1,911,717	1984	40 yrs.
420 Park Avenue	522,548	3,324,633	3,847,180	768,975	1986	40 yrs.
5701-5799 Eastport Boulevard	700,503	5,603,110	6,303,613	1,160,104	1998	40 yrs.
4801 Cox Road	1,075,620	8,883,593	9,959,214	1,275,824	1998	40 yrs.
4160 Mendenhall Oaks Parkway	545,627	2,783,772	3,329,399	398,461	1998	40 yrs.
600 H P Way	501,752	5,224,524	5,726,276	811,109	1997	40 yrs.
9770 Patuxent Woods Drive	341,663	3,073,795	3,415,458	510,547	1986	40 yrs.
9780 Patuxent Woods Drive	218,542	1,963,499	2,182,041	324,993	1986	40 yrs.
9790 Patuxent Woods Drive	243,791	2,347,138	2,590,929	404,994	1986	40 yrs.
9810 Patuxent Woods Drive	266,684	2,763,048	3,029,732	405,978	1986	40 yrs.
9800 Patuxent Woods Drive	299,099	2,864,335	3,163,435	532,232	1988	40 yrs.
9820 Patuxent Woods Drive	237,779	2,154,783	2,392,562	369,719	1988	40 yrs.
9830 Patuxent Woods Drive	296,262	2,726,748	3,023,011	503,038	1986	40 yrs.
500 H P Way	491,919	4,883,810	5,375,729	658,290	1997	40 yrs.
9050 Red Branch Road	290,950	2,888,306	3,179,256	462,091	1972	40 yrs.
701 Liberty Way	1,188,857	3,986,587	5,175,444	538,794	1999	40 yrs.
4194 Mendenhall Oaks Parkway	265,991	2,249,441	2,515,432	423,612	1999	40 yrs.
4196 Mendenhall Oaks Parkway	173,889	2,044,030	2,217,919	481,931	1999	40 yrs.
4170 Mendenhall Oaks Parkway	373,502	1,973,578	2,347,080	349,997	1999	40 yrs.
4180 Mendenhall Oaks Parkway	315,614	1,576,923	1,892,538	339,319	1999	40 yrs.
4050 Piedmont Parkway	2,042,159	16,920,573	18,962,732	2,300,579	1998	40 yrs.
4198 Cox Road	670,292	4,536,965	5,207,257	810,725	1984	40 yrs.
12730 Kingston Avenue	1,201,072	7,170,745	8,371,817	431,356	2001	40 yrs.
4510 Cox Road	1,010,044	8,203,248	9,213,292	1,476,082	1990	40 yrs.
One Independence Pointe	784,617	10,904,965	11,689,582	1,067,467	1982	40 yrs.
55 Beattie Place	2,645,238	26,125,032	28,770,271	3,929,852	1986	40 yrs.
75 Beattie Place	2,408,577	18,380,710	20,789,287	2,932,418	1987	40 yrs.
7736 McCloud Road	591,795	6,246,924	6,838,719	957,731	1986	40 yrs.
2809 South Lynnhaven Road	953,590	6,929,117	7,882,706	1,084,130	1987	40 yrs.
200 Golden Oak Court	1,116,693	7,492,747	8,609,439	1,236,079	1988	40 yrs.
208 Golden Oak Court	965,177	7,524,159	8,489,336	1,175,318	1989	40 yrs.
1 Enterprise Parkway	974,675	6,219,872	7,194,547	1,097,377	1987	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
22 Enterprise Parkway	Hampton, VA	*	1,097,368	6,760,778	718,764
530 Eastpark Court	Richmond, VA	*	266,883	—	2,838,265
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	197,405
10430 Lakeridge Parkway	Ashland, VA	—	421,267	3,770,870	119,084
10456 Lakeridge Parkway	Ashland, VA	—	409,261	3,663,754	180,372
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	6,679
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	114,622
15 Brendan Way	Greenville, SC	—	614,192	3,012,019	1,107,682
11838 Rock Landing Drive	Newport News, VA	—	673,942	2,111,481	613,393
11844 Rock Landing Drive	Newport News, VA	—	326,774	1,391,561	104,662
11846 Rock Landing Drive	Newport News, VA	—	299,066	1,419,266	339,809
11832 Rock Landing Drive	Newport News, VA	—	299,066	1,419,266	5,607,128
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	16,340
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,172,349
4300 Federal Drive	High Point, NC	—	264,038	—	1,626,937
801 Liberty Way	Richmond, VA	—	780,000	—	6,372,271
8945-8975 Guilford Road	Columbia, MD	*	2,428,795	7,493,740	301,252
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	4,319
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	2,758,145
5 Manhattan Square	Hampton, VA	—	207,368	—	1,570,433
4183 Eagle Hill Drive	High Point, NC	—	122,203	—	3,742,689
4189 Eagle Hill Drive	High Point, NC	—	100,106	—	3,402,270
4020 Meeting Way	High Point, NC	—	94,232	—	1,682,549
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,524,292
6200 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,724,852
6210 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,703,378
4 Independence Pointe	Greenville, SC	—	—	—	3,509,503
5 Independence Pointe	Greenville, SC	—	—	—	3,286,404
170 Ridgeview Drive	Duncan, SC	—	224,162	109,218	4,907,027
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,397,149
1309 Executive Boulevard	Cheaspeake, VA	—	926,125	—	5,086,632
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494	—	2,822,351
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320	—	6,784,468
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943	—	2,928,632
200 Westgate Parkway	Richmond, VA	—	1,623,612	—	5,725,880
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	138,611
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,874,975
979 Batesville Road	Greenville, SC	—	1,190,555	—	5,609,482
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	4,629,615
5950 Symphony Woods Road	Columbia, MD	—	1,462,762	11,310,187	305,820
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,536,963
4604 Richlynn Drive	Belcamp, MD	—	—	—	693,137
1751 Blue Hills Drive Expansion	Roanoke, VA	—	—	—	4,873,660
200 Southchase Boulevard	Greenville, SC	21,173,702	512,911	—	7,343,563
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	33,991
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	(18,468)
4 North Park Drive	Hunt Valley, MD	6,291,514	3,269,948	13,551,370	4,005
6 North Park Drive	Hunt Valley, MD	8,026,075	2,077,949	8,770,566	2,473
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	2,340
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	3,306,396
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,496,498
5911-5925 Richard Street	Jacksonville, FL	—	275,582	—	508,608
8383-8385 Baycenter Road	Jacksonville, FL	—	63,703	—	833,624
8775 Baypine Road	Jacksonville, FL	—	906,804	—	3,174,422
6255 Lake Gray Boulevard	Jacksonville, FL	—	813,067	—	3,746,576
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	4,692,645
1200 River Place Blvd.	Jacksonville, FL	—	1,028,864	—	18,685,950
5941-5975 Richard Street	Jacksonville, FL	—	583,622	—	1,157,945
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,281,580
6000-6030 Bowdendale Avenue	Jacksonville, FL	—	275,475	—	1,740,351
7898 Baymeadows Way	Jacksonville, FL	—	561,802	—	1,974,647
5977-6607 Richard Street	Jacksonville, FL	—	180,033	—	3,249,765
7910 & 7948 Baymeadows Way	Jacksonville, FL	—	210,299	—	2,666,924
7954 & 7960 Baymeadows Way	Jacksonville, FL	—	291,312	—	2,946,877
8787 Baypine Road	Jacksonville, FL	—	2,076,306	—	35,412,918
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	1,437,376
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	2,302,901
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
22 Enterprise Parkway	1,097,368	7,479,542	8,576,910	1,281,379	1990	40 yrs.
530 Eastpark Court	334,772	2,770,376	3,105,148	675,925	1999	40 yrs.
484 Viking Drive	891,753	3,805,295	4,697,047	596,844	1987	40 yrs.
10430 Lakeridge Parkway	421,267	3,889,953	4,311,220	570,870	1989	40 yrs.
10456 Lakeridge Parkway	409,261	3,844,126	4,253,387	575,911	1991	40 yrs.
3829-3855 Gaskins Road	364,165	3,270,794	3,634,959	476,908	1988	40 yrs.
629 Phoenix Drive	371,694	2,222,719	2,594,413	322,091	1996	40 yrs.
15 Brendan Way	614,192	4,119,701	4,733,892	909,457	1988	40 yrs.
11838 Rock Landing Drive	673,942	2,724,874	3,398,816	467,898	1986	40 yrs.
11844 Rock Landing Drive	326,774	1,496,224	1,822,997	246,290	1989	40 yrs.
11846 Rock Landing Drive	299,066	1,759,076	2,058,142	328,017	1989	40 yrs.
11832 Rock Landing Drive	748,582	6,576,878	7,325,460	853,032	1988	40 yrs.
10800 Nuckols Boulevard	1,794,162	14,059,139	15,853,301	1,374,098	2000	40 yrs.
4606 Richlynn Drive	299,600	1,835,201	2,134,801	258,999	1985	40 yrs.
5700 Cleveland Street	700,564	10,764,617	11,465,182	1,720,441	1989	40 yrs.
4300 Federal Drive	276,038	1,614,937	1,890,975	212,600	1998	40 yrs.
801 Liberty Way	785,059	6,367,212	7,152,271	836,078	1999	40 yrs.
8945-8975 Guilford Road	2,427,065	7,796,722	10,223,787	1,086,067	1986	40 yrs.
7317 Parkway Drive	1,104,359	1,963,990	3,068,349	249,445	1983	40 yrs.
4135 Mendenall Oaks Parkway	500,980	2,756,665	3,257,645	312,546	2000	40 yrs.
5 Manhattan Square	212,694	1,565,107	1,777,801	194,459	1999	40 yrs.
4183 Eagle Hill Drive	526,266	3,338,626	3,864,892	551,065	2001	40 yrs.
4189 Eagle Hill Drive	431,106	3,071,270	3,502,376	291,404	2001	40 yrs.
4020 Meeting Way	378,101	1,398,680	1,776,781	169,614	2001	40 yrs.
6250 Old Dobbin Lane	1,295,000	3,187,397	4,482,397	260,984	2002	40 yrs.
6200 Old Dobbin Lane	1,295,000	3,387,957	4,682,957	166,108	2002	40 yrs.
6210 Old Dobbin Lane	1,295,000	3,366,483	4,661,483	206,075	2002	40 yrs.
4 Independence Pointe	467,438	3,042,065	3,509,503	171,870	2002	40 yrs.
5 Independence Pointe	467,438	2,818,966	3,286,404	266,423	2002	40 yrs.
170 Ridgeview Drive	229,443	5,010,964	5,240,407	302,614	2001	40 yrs.
100 Westgate Parkway	1,456,084	8,183,537	9,639,621	548,937	2001	40 yrs.
1309 Executive Boulevard	955,374	5,057,383	6,012,757	432,854	2001	40 yrs.
6509 Franz Warner Parkway	372,494	2,810,351	3,182,845	211,243	2001	40 yrs.
1400 Mendenhall Oaks Parkway	984,672	5,972,116	6,956,788	228,835	2002	40 yrs.
4191 Mendenhall Oaks Parkway	611,166	2,535,409	3,146,575	208,389	2002	40 yrs.
200 Westgate Parkway	1,072,797	6,276,695	7,349,492	228,710	2002	40 yrs.
21 Enterprise Parkway	265,719	8,303,678	8,569,397	602,339	1999	40 yrs.
1305 Executive Boulevard	1,129,850	4,606,144	5,735,994	189,152	2002	40 yrs.
979 Batesville Road	1,190,431	5,609,606	6,800,037	296,098	2002	40 yrs.
1313 Executive Boulevard	1,708,050	4,101,602	5,809,652	221,775	2002	40 yrs.
5950 Symphony Woods Road	1,467,623	11,611,147	13,078,770	716,249	1986	40 yrs.
20 Wright Avenue	1,861,025	8,881,883	10,742,908	284,732	2001	40 yrs.
4604 Richlynn Drive	—	693,137	693,137	21,756	2002	40 yrs.
1751 Blue Hills Drive Expansion	—	4,873,660	4,873,660	30,538	2003	40 yrs.
200 Southchase Boulevard	514,642	7,341,832	7,856,474	8,552	2003	40 yrs.
1457 Miller Store Road	473,689	2,697,036	3,170,725	16,748	2003	40 yrs.
521 Butler Farm Road	710,269	2,933,182	3,643,450	12,094	2003	40 yrs.
4 North Park Drive	3,269,948	13,555,376	16,825,323	56,335	2003	40 yrs.
6 North Park Drive	2,077,949	8,773,039	10,850,988	36,456	2003	40 yrs.
10 North Park Drive	2,211,969	7,818,382	10,030,351	32,474	2003	40 yrs.
9101,9111,9115 Guilford Road	765,952	3,299,395	4,065,347	1,625,233	1984	40 yrs.
9125,9135,9145 Guilford Road	920,439	5,476,213	6,396,652	2,859,587	1983	40 yrs.
5911-5925 Richard Street	286,335	497,856	784,190	309,225	1977	40 yrs.
8383-8385 Baycenter Road	65,329	831,998	897,327	440,707	1973	40 yrs.
8775 Baypine Road	913,013	3,168,213	4,081,226	1,189,367	1989	40 yrs.
6255 Lake Gray Boulevard	812,634	3,747,010	4,559,643	1,566,555	1987	40 yrs.
8665,8667,8669 Baypine Road	974,959	4,684,238	5,659,197	1,615,835	1987	40 yrs.
1200 River Place Blvd.	1,046,629	18,668,185	19,714,814	8,332,391	1985	40 yrs.
5941-5975 Richard Street	586,095	1,155,472	1,741,567	694,942	1978	40 yrs.
7970 Bayberry Road	129,979	1,279,122	1,409,100	890,220	1978	40 yrs.
6000-6030 Bowdendale Avenue	275,475	1,740,351	2,015,826	922,902	1979	40 yrs.
7898 Baymeadows Way	568,005	1,968,444	2,536,449	1,020,192	1978	40 yrs.
5977-6607 Richard Street	636,901	2,792,897	3,429,798	1,116,508	1980	40 yrs.
7910 & 7948 Baymeadows Way	211,449	2,665,774	2,877,223	1,337,198	1981	40 yrs.
7954 & 7960 Baymeadows Way	292,667	2,945,522	3,238,189	1,405,924	1982	40 yrs.
8787 Baypine Road	2,028,593	35,460,631	37,489,224	19,353,489	1990	40 yrs.
7077 Bonneval Road	774,020	7,220,356	7,994,376	2,460,030	1988	40 yrs.
4190 Belfort Road	827,420	8,162,481	8,989,901	2,767,470	1986	40 yrs.
11777 Central Highway	140,426	1,656,828	1,797,254	782,636	1985	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,736,480
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,326,445
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,226,424
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,286,644
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	683,591
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	17,776
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	59,310
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	322,378
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	866,686
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,106,699
8250 & 8256 Exchange Place	Orlando, FL	—	622,413	2,507,842	280,308
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	328,425
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	676,917
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	861,429
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	36,926
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	406,284
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	155,844
6602 Executive Park Court - 200	Jacksonville, FL	*	296,014	1,596,347	256,502
6631 Executive Park Court - 100	Jacksonville, FL	*	251,613	1,356,849	451,462
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	179,545
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	237,801
4815 Executive Park Court - 200	Jacksonville, FL	*	462,522	2,494,397	451,028
4825 Executive Park Court	Jacksonville, FL	*	601,278	3,242,491	73,253
4820 Executive Park Court	Jacksonville, FL	*	555,173	2,693,130	609,732
10511 & 10611 Satellite Boulevard	Orlando, FL	*	517,554	2,568,186	323,589
1400-1440 Central Florida Parkway	Orlando, FL	*	518,043	2,561,938	295,714
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	640
1300 Riverplace Boulevard	Jacksonville, FL	—	1,804,258	7,755,572	1,255,450
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,925,157
16445 Air Center Boulevard	Houston, TX	5,693,078	363,339	2,509,186	437,435
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	106,575
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	25,865
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	347,080
3701-3727 Vineland Road	Orlando, FL	—	767,929	2,096,504	102,817
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	7,955,890
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,461,101
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	65,840
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,359,882
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	802,268
4887 Belfort Road	Jacksonville, FL	—	1,299,202	—	7,746,919
6501 Lee Vista Boulevard	Orlando, FL	—	903,701	—	5,541,791
7255 Salisbury Road	Jacksonville, FL	—	392,060	—	2,697,600
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	133,314
2416 Lake Orange Drive	Orlando, FL	—	535,964	—	3,096,366
16605 Air Center Boulevard	Houston, TX	—	298,999	—	3,770,315
10771 Palm Bay Drive	Orlando, FL	—	664,605	—	2,362,814
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	9,775
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,256,156
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,427,808
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	589,947
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,274,715
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	222,353
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	252,392
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	532,275
7020 AC Skinner Parkway	Jacksonville, FL	*	398,257	—	2,583,232
7022 AC Skinner Parkway	Jacksonville, FL	*	706,934	—	3,244,080
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	1,609,930
3501 Riga Boulevard	Tampa, FL	—	617,289	3,048,379	351,328
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	527,966
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	—	1,408,478	5,247,246	410,752
7920 Woodland Center Boulevard	Tampa, FL	*	1,382,648	2,445,444	(184,395)
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	188,143
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	111,571
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,290
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	284,532
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,099,212
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,715,783

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
4345 Southpoint Parkway	418,093	8,318,387	8,736,480	1,529,897	1998	40 yrs.
7016 AC Skinner Parkway	602,633	2,320,994	2,923,626	732,351	1996	40 yrs.
7018 AC Skinner Parkway	846,461	4,220,959	5,067,420	1,335,563	1997	40 yrs.
7014 AC Skinner Parkway	780,486	3,080,356	3,860,842	713,483	1999	40 yrs.
6620 Southpoint Drive	614,602	4,951,067	5,565,670	1,059,714	1984	40 yrs.
7980 Bayberry Road	330,726	1,355,877	1,686,603	217,604	1978	40 yrs.
9600 Satellite Boulevard	252,850	1,357,233	1,610,083	228,442	1989	40 yrs.
9700 Satellite Boulevard	405,362	1,468,924	1,874,286	217,433	1989	40 yrs.
1902 Cypress Lake Drive	538,512	4,043,476	4,581,988	715,694	1989	40 yrs.
9550 Satellite Boulevard	587,319	2,094,211	2,681,530	399,505	1999	40 yrs.
8250 & 8256 Exchange Place	622,413	2,788,150	3,410,563	517,128	1985	40 yrs.
6600 Southpoint Parkway	1,002,704	4,379,880	5,382,584	990,879	1986	40 yrs.
6700 Southpoint Parkway	624,215	3,663,167	4,287,382	833,970	1987	40 yrs.
4801 Executive Park Court - 100	554,542	3,855,157	4,409,699	719,921	1990	40 yrs.
4801 Executive Park Court - 200	370,039	2,032,422	2,402,461	318,380	1990	40 yrs.
4810 Executive Park Court	370,039	3,451,577	3,821,617	492,400	1990	40 yrs.
6602 Executive Park Court - 100	388,541	2,251,114	2,639,656	420,644	1993	40 yrs.
6602 Executive Park Court - 200	296,032	1,852,831	2,148,863	299,898	1993	40 yrs.
6631 Executive Park Court - 100	251,627	1,808,297	2,059,924	270,165	1994	40 yrs.
6631 Executive Park Court - 200	407,043	2,374,133	2,781,176	415,224	1994	40 yrs.
4815 Executive Park Court - 100	366,339	2,213,172	2,579,511	359,344	1995	40 yrs.
4815 Executive Park Court - 200	462,549	2,945,398	3,407,947	513,883	1995	40 yrs.
4825 Executive Park Court	601,401	3,315,621	3,917,022	518,965	1996	40 yrs.
4820 Executive Park Court	555,213	3,302,822	3,858,035	588,278	1997	40 yrs.
10511 & 10611 Satellite Boulevard	522,991	2,886,338	3,409,329	574,976	1985	40 yrs.
1400-1440 Central Florida Parkway	518,043	2,857,652	3,375,695	429,075	1962	40 yrs.
6601 Executive Park Circle North	551,250	3,129,001	3,680,251	469,150	1992	40 yrs.
1300 Riverplace Boulevard	1,804,258	9,011,022	10,815,279	1,354,902	1980	40 yrs.
4901 Belfort Road	877,964	4,285,899	5,163,863	1,299,378	1986	40 yrs.
16445 Air Center Boulevard	363,339	2,946,621	3,309,960	528,733	1997	40 yrs.
16405 Air Center Boulevard	438,853	3,136,970	3,575,823	507,249	1997	40 yrs.
2216 Directors Row	453,918	2,598,067	3,051,985	360,932	1998	40 yrs.
1901 Summit Tower Boulevard	6,083,206	12,691,232	18,774,439	1,767,932	1998	40 yrs.
3701-3727 Vineland Road	767,929	2,199,322	2,967,250	341,726	1985	40 yrs.
4899 Belfort Road	1,299,351	7,955,740	9,255,091	1,000,445	2000	40 yrs.
4905 Belfort Street	641,272	3,457,983	4,099,255	468,315	2000	40 yrs.
16580 Air Center Boulevard	289,000	3,625,698	3,914,698	407,176	1997	40 yrs.
7251 Salisbury Road	662,559	2,905,261	3,567,820	314,885	2000	40 yrs.
2400 South Lake Orange Drive	642,427	2,103,419	2,745,846	180,860	2001	40 yrs.
10245 Centurion Parkway North	853,704	4,312,097	5,165,801	413,441	1996	40 yrs.
4887 Belfort Road	1,665,915	7,380,205	9,046,120	625,858	2002	40 yrs.
6501 Lee Vista Boulevard	925,671	5,519,821	6,445,492	333,090	2001	40 yrs.
7255 Salisbury Road	680,766	2,408,894	3,089,660	156,292	2002	40 yrs.
1755 Trans Central Drive	306,147	3,156,970	3,463,117	285,969	1999	40 yrs.
2416 Lake Orange Drive	704,800	2,927,530	3,632,330	312,807	2002	40 yrs.
16605 Air Center Boulevard	496,186	3,573,128	4,069,314	310,357	2002	40 yrs.
10771 Palm Bay Drive	685,383	2,342,035	3,027,419	223,856	2001	40 yrs.
10739 West Little York Road	799,560	5,959,040	6,758,600	186,220	1999	40 yrs.
10735 West Little York Road	1,135,483	7,583,608	8,719,090	51,459	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	2,290,002	16,724,948	19,014,950	256,689	2000	40 yrs.
10003 Satellite Boulevard	680,312	2,710,701	3,391,012	—	2003	40 yrs.
1090 Gills Drive	878,320	3,833,548	4,711,868	—	2003	40 yrs.
5501-5519 Pioneer Park Boulevard	262,416	1,734,937	1,997,353	444,540	1981	40 yrs.
5690-5694 Crenshaw Street	181,923	2,064,889	2,246,812	447,241	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	503,767	3,319,860	3,823,627	776,240	1986	40 yrs.
7020 AC Skinner Parkway	749,811	2,231,678	2,981,489	623,718	1996	40 yrs.
7022 AC Skinner Parkway	853,981	3,097,033	3,951,014	942,442	1996	40 yrs.
8401-8408 Benjamin Road	789,651	6,064,577	6,854,229	1,316,828	1986	40 yrs.
3501 Riga Boulevard	617,289	3,399,707	4,016,996	618,736	1987	40 yrs.
111 Kelsey Lane	359,540	1,989,816	2,349,356	449,913	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	1,408,478	5,657,999	7,066,476	1,041,155	1990	40 yrs.
7920 Woodland Center Boulevard	1,082,648	2,561,049	3,643,697	416,050	1997	40 yrs.
8154-8198 Woodland Center Boulevard	399,088	3,056,976	3,456,065	556,137	1988	40 yrs.
8112-42 Woodland Center Boulevard	513,263	3,341,811	3,855,073	557,452	1995	40 yrs.
8212 Woodland Center Boulevard	820,882	2,336,931	3,157,813	388,565	1996	40 yrs.
131 Kelsey Lane	559,527	4,407,226	4,966,753	1,088,149	1985	40 yrs.
1701 Clint Moore Boulevard	1,430,937	3,328,033	4,758,969	502,756	1985	40 yrs.
7724 Woodland Center Boulevard	235,894	2,099,211	2,335,105	409,621	1998	40 yrs.
7802-50 Woodland Center Boulevard	506,949	2,566,198	3,073,147	661,513	1999	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
OPERATING PROPERTIES
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,518,869
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	*	603,776	4,176,238	627,332
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	185,482
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	343,298
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	96,646
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	95,783
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	230,496
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	28,338
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	187,461
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	43,078
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	69,256
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	24,625
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	29,671
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	858,376
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	678,980
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,014,601
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	969,856
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	17,896,746
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,457,917
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	306,429
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	351,353
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	4,191,234
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,226,860
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	395,080
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,247,946
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,427,823
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,642,413
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,005,900
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,577,761
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584
901-933 US Highway 301 South	Tampa, FL	—	500,391	—	4,012,501
4503 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,454,328
4505 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,891,079
4511 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,753,467
7621 Bald Cypress Place	Tampa, FL	—	—	—	1,482,683
2 Kings Hill Avenue	West Malling, UK	—	785,565	—	4,963,537
50 Kings Hill Avenue	West Malling, UK	—	1,215,608	—	12,751,724
10 Kings Hill Avenue	West Malling, UK	—	983,547	—	6,238,621
30 Tower View	West Malling, UK	—	1,657,321	—	14,523,974
35 Kings Hill Avenue	West Malling, UK	—	812,193	—	3,369,623
39 Kings Hill Avenue	West Malling, UK	—	494,508	—	3,857,766
4 Abbey Wood Road	West Malling, UK	8,604,466	—	—	8,596,310
18 Kings Hill Avenue	West Malling, UK	12,751,326	829,785	—	6,978,289
30 Kings Hill Avenue	West Malling, UK	—	—	—	9,362,491
Uxbridge Town Center	London, UK	—	—	—	36,500,405
11 Tower View	West Malling, UK	*	2,338,963	7,608,910	1,209,791
17 Kings Hill Avenue	West Malling, UK	*	936,996	5,276,691	647,998
1 Tower View	West Malling, UK	*	1,790,921	7,080,179	926,951
32 Tower View	West Malling, UK	5,736,311	1,913,208	5,444,441	770,526
34 Tower View	West Malling, UK	—	1,149,875	2,998,265	434,698
6 Alexander Grove	West Malling, UK	—	1,452,474	2,725,759	439,034

Subtotal Operating Real Estate		$130,844,003	$500,233,022	$1,541,870,674	$1,885,837,038

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
OPERATING PROPERTIES
7852-98 Woodland Center Boulevard	506,949	2,369,285	2,876,233	656,169	1999	40 yrs.
5410 - 5430 Northwest 33rd Avenue	625,111	4,782,236	5,407,346	766,044	1985	40 yrs.
6500 NW 12th Avenue	—	3,238,890	3,238,890	503,378	1989	40 yrs.
6600 NW 12th Avenue	—	3,397,862	3,397,862	565,924	1989	40 yrs.
1500 SW 5th Court	972,232	3,988,731	4,960,963	615,273	1957	40 yrs.
1651 SW 5th Court	203,247	906,877	1,110,124	140,996	1990	40 yrs.
1601 SW 5th Court	203,247	1,041,590	1,244,837	130,128	1990	40 yrs.
1501 SW 5th Court	203,247	839,431	1,042,679	137,982	1990	40 yrs.
1400 SW 6th Court	1,157,049	4,808,417	5,965,466	770,312	1986	40 yrs.
1405 SW 6th Court	392,138	1,608,866	2,001,004	250,669	1985	40 yrs.
595 SW 13th Terrace	359,933	1,506,372	1,866,305	220,324	1984	40 yrs.
601 SW 13th Terrace	164,413	680,559	844,971	100,161	1984	40 yrs.
605 SW 16th Terrace	310,178	1,268,595	1,578,773	185,219	1965	40 yrs.
8921 Brittany Way	254,493	1,892,134	2,146,627	274,814	1998	40 yrs.
951 Broken Sound Parkway	1,426,251	6,777,931	8,204,182	1,137,975	1986	40 yrs.
3400 Lakeside Drive	2,022,153	12,360,482	14,382,635	1,942,087	1990	40 yrs.
3450 Lakeside Drive	2,022,152	12,326,999	14,349,151	2,007,646	1990	40 yrs.
3350 SW 148th Avenue	2,980,689	17,876,567	20,857,257	2,514,112	2000	40 yrs.
5250 Eagle Trail Drive	952,860	3,457,917	4,410,777	454,611	1998	40 yrs.
13650 NW 8th Street	558,251	2,478,330	3,036,581	370,618	1991	40 yrs.
13630 NW 8th Street	659,825	2,947,599	3,607,424	443,501	1991	40 yrs.
777 Yamato Road	4,501,247	19,868,581	24,369,828	2,808,238	1987	40 yrs.
7725 Woodland Center Boulevard	771,501	3,008,694	3,780,195	353,628	1999	40 yrs.
1801 Clint Moore Road	1,065,068	4,876,725	5,941,793	746,208	1986	40 yrs.
8001 Woodland Center Boulevard	438,061	2,160,292	2,598,353	273,913	1999	40 yrs.
4630 Woodland Corporate Boulevard	1,560,099	11,810,893	13,370,992	1,323,462	2000	40 yrs.
701-725 South US Hwy 301	661,680	3,400,416	4,062,096	590,289	2000	40 yrs.
4502 Woodland Corporate Boulevard	1,071,535	2,934,365	4,005,900	308,188	1999	40 yrs.
9001-9015 Brittany Way	364,514	1,423,089	1,787,603	188,759	2000	40 yrs.
4508 Woodland Corporate Boulevard	556,887	2,999,463	3,556,350	296,077	2000	40 yrs.
7622 Bald Cypress Place	300,000	1,005,584	1,305,584	90,808	2000	40 yrs.
901-933 US Highway 301 South	840,314	3,672,579	4,512,893	428,451	2001	40 yrs.
4503 Woodland Corporate Boulevard	619,913	2,834,415	3,454,328	125,591	2002	40 yrs.
4505 Woodland Corporate Boulevard	716,594	2,174,485	2,891,079	179,291	2002	40 yrs.
4511 Woodland Corporate Boulevard	686,594	2,066,873	2,753,467	150,267	2002	40 yrs.
7621 Bald Cypress Place	447,498	1,035,185	1,482,683	26,448	2001	40 yrs.
2 Kings Hill Avenue	914,312	4,834,790	5,749,102	954,687	1996	40 yrs.
50 Kings Hill Avenue	2,062,237	11,905,094	13,967,332	2,210,123	1996	40 yrs.
10 Kings Hill Avenue	1,068,178	6,153,990	7,222,168	1,033,919	1998	40 yrs.
30 Tower View	2,580,076	13,601,219	16,181,295	1,570,555	1999	40 yrs.
35 Kings Hill Avenue	884,294	3,297,522	4,181,816	435,533	1999	40 yrs.
39 Kings Hill Avenue	857,015	3,495,259	4,352,274	451,857	1999	40 yrs.
4 Abbey Wood Road	2,339,497	6,256,813	8,596,310	515,986	2001	40 yrs.
18 Kings Hill Avenue	2,406,982	5,401,092	7,808,074	786,238	1999	40 yrs.
30 Kings Hill Avenue	3,279,601	6,082,890	9,362,491	206,510	2002	40 yrs.
Uxbridge Town Center	10,378,457	26,121,948	36,500,405	213,532	2001	40 yrs.
11 Tower View	2,550,862	8,606,802	11,157,664	103,762	2003	40 yrs.
17 Kings Hill Avenue	1,037,907	5,823,778	6,861,685	70,034	2003	40 yrs.
1 Tower View	1,983,798	7,814,253	9,798,051	93,971	2003	40 yrs.
32 Tower View	2,119,254	6,008,921	8,128,175	72,261	2003	40 yrs.
34 Tower View	1,273,713	3,309,125	4,582,838	39,794	2003	40 yrs.
6 Alexander Grove	1,608,901	3,008,366	4,617,267	36,177	2003	40 yrs.

Subtotal Operating Real Estate	$564,332,743	$3,363,607,991	$3,927,940,734	$586,736,271

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
DEVELOPMENT IN PROGRESS
335 Commerce Drive	Horsham, PA	$—	$—	$—	$2,848,791
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	5,875,908
Quarry Ridge	Malvern, PA	—	5,405,041	—	946,200
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	272,205
8855 Columbine Road	Eden Prairie, MN	—	1,400,925	—	1,742,270
650 Boulder Drive Expansion	Allentown, PA	—	2,861,715	—	2,468,713
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000	—	5,580,707
400 Boulder Drive	Breinigsville, PA	—	—	—	4,068,751
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,490,562
4015 Meeting Way	High Point, NC	—	510,000	—	881,172
Independence Lot 6	Greenville, SC	—	—	—	778,640
4300 Federal Drive Expansion	Greensboro, NC	—	—	—	21,267
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	416,406
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	946,629
Liberty Square	West Malling, UK	—	—	—	3,441,000

Subtotal Development in Progress		$—	$20,124,257	$2,965,183	$33,779,221

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
DEVELOPMENT IN PROGRESS
335 Commerce Drive	$182,010	$2,666,781	$2,848,791	$—	2002	N/A
4751 League Island Boulevard	1,033,798	6,167,000	7,200,798	—	2003	N/A
Quarry Ridge	5,405,041	946,200	6,351,241	—	2003	N/A
3001 Leadenhall Road	1,936,289	453,025	2,389,314	—	2003	N/A
8855 Columbine Road	2,504,591	638,604	3,143,195	—	2000	N/A
650 Boulder Drive Expansion	4,719,311	611,117	5,330,427	—	2001	N/A
11100 West Liberty Drive	1,800,000	5,580,707	7,380,707	—	2003	N/A
400 Boulder Drive	2,864,487	1,204,264	4,068,751	—	2003	N/A
6250 Old Dobbin Lane	1,599,259	2,849,408	4,448,667	—	2000	N/A
4015 Meeting Way	511,869	879,303	1,391,172	—	2003	N/A
Independence Lot 6	545,698	232,943	778,641	—	2003	N/A
4300 Federal Drive Expansion	—	21,267	21,267	—	2003	N/A
200 W Cypress Creek Road	3,414,989	2,816,145	6,231,133	—	2003	N/A
4520 Seedling Circle	854,797	988,760	1,843,557	—	2003	N/A
Liberty Square	—	3,441,000	3,441,000	—	2003	N/A

Subtotal Development in Progress	$27,372,139	$29,496,523	$56,868,661	$—

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Costs
					Capitalized
					Subsequent
			Initial Cost		to
Project	Location	Encumbrances	Land	Building	Acquisition
LAND HELD FOR DEVELOPMENT
Commodore Business Park	Logan, NJ	$—	$1,756,748	$—	$(229,930)
Northsight Land	Scottsdale, AZ	—	10,518,912	—	804,524
1710 Arch Street	Philadelphia, PA	—	7,847,607	—	13,681,794
1722 Arch Street	Philadelphia, PA	—	290,475	—	106,821
JFK & Arch Parking Lots	Philadelphia, PA	—	18,992,179	—	521,452
300 Fellowship Road Land	Mt Laurel, NJ	—	1,512,120	—	119,613
Quarry Ridge Land	Malvern, PA	—	8,398,708	—	1,571,185
Dresher Road-PECO Lot II	Horsham, PA	—	357,565	—	168,286
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	309,058	—	(42,339)
Lake Smetana Business Park	Eden Prairie, MN	—	4,500,641	—	(2,313,008)
LVCC Phase 2 Land	Bethlehem, PA	100,000	3,741,506	—	3,763,717
Romulus Land	Romulus, MI	—	788,338	—	495,409
Big Beaver Airport Land	Troy, MI	—	6,604,631	—	(2,275,271)
Park Place South Land	Milwaukee, WI	—	2,362,904	—	1,917,175
6505 Cogswell Road	Romulus, MI	—	594,523	—	3,432,550
5705 Old Shakopee Road W. Land	Bloomington, MN	—	2,113,223	—	50,087
West Ridge Corporate Center Land	Aurora, IL	—	826,547	—	3,578,797
Stabler Land — Lot 12	Upper Saucon, PA	—	—	—	1,081,184
Fairgrounds Distribution Ctr Land	Richmond, VA	—	100,000	—	(87,019)
Mendenhall Business Park I	High Point, NC	—	1,910,135	—	4,614,115
Rivers’ Bend Business Park	Chesterfield, VA	—	1,695,415	—	3,537,678
Woodlands Center Land	Sandston, VA	—	928,555	—	770,362
501 H P Way	Chesterfield, VA	—	165,042	—	484,965
Independence Pointe Land	Greenville, SC	—	1,304,084	—	2,040,441
Eastport VII	Richmond, VA	—	787,091	—	843,167
Eastport VIII	Richmond, VA	—	379,836	—	6,187
Eastport IX	Richmond, VA	—	209,856	—	5,096
Southchase Business Park Land	Greenville, SC	—	—	—	1,574,833
Woodfield Land	Greenville, SC	—	—	—	869,141
Eagle Hill Business Park Land	High Point, NC	—	201,860	—	854,252
Columbia Crossing Land	Columbis, MD	—	3,865,848	—	2,910,705
Volvo Center Land	Hampton, VA	—	1,650,423	—	461,317
Lakefront Plaza II Land	Hampton, VA	121,330	132,785	—	68,022
Hunt Valley Land	Hunt Valley, MD	—	2,166,068	—	518,462
1910 Westerre Land	Richmond, VA	—	1,117,293	—	72,193
Brookfield South Land	Mauldin, SC	—	—	—	924,832
Wythe-Will Land	Williamsburg, VA	—	—	—	321,080
7024 AC Skinner Parkway	Jacksonville, FL	—	468,643	—	356,309
Silo Bend Land	Tampa, FL	—	2,759,980	—	1,719,772
Belfort Road	Jacksonville, FL	—	468,643	—	109,850
Butler Plaza Land	Jacksonville, FL	—	1,303,792	—	1,714,406
South Center Land	Orlando, FL	—	479,859	—	3,093,715
Orlando Corporate Center Land	Orlando, FL	—	903,701	—	(87,607)
Salisbury Road Land	Jacksonville, FL	—	880,828	—	689,729
Central Green Land	Houston, TX	—	1,095,592	—	844,746
Liberty Business Park Land	Jacksonville, FL	—	448,097	—	90,019
Woodland Corporate Center Land	Tampa, FL	—	—	—	2,028,415
Boca Colannade Land	Boca Raton, FL	—	3,649,792	—	1,103,719
6119 W. Linebaugh Avenue	Tampa, FL	—	175,886	—	22,320
Rouse Kent Limited	West Malling, UK	—	—	—	2,810,942

Subtotal Land Held for Development		$221,330	$100,764,791	$—	$61,718,210

Total All Properties		$131,065,333	$621,122,070	$1,544,835,857	$1,981,334,469

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Date of
	Gross Amount Carried at Close of Period			Accumulated	Construction	Depreciable
	Land and	Building and	Total	Depreciation	or	life
Project	Improvements	Improvements	12/31/2003	12/31/03	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Commodore Business Park	$1,526,818	$—	$1,526,818	$—	1995	N/A
Northsight Land	11,323,436	—	11,323,436	—	2000	N/A
1710 Arch Street	21,529,401	—	21,529,401	—	2000	N/A
1722 Arch Street	397,295	—	397,295	—	2000	N/A
JFK & Arch Parking Lots	19,513,631	—	19,513,631	—	2000	N/A
300 Fellowship Road Land	1,631,733	—	1,631,733	—	2001	N/A
Quarry Ridge Land	9,969,893	—	9,969,893	—	2001	N/A
Dresher Road-PECO Lot II	525,851	—	525,851	—	2002	N/A
Lehigh Valley Corporate Center Land	4,271,205	(4,004,486)	266,719	—	1987	N/A
Lake Smetana Business Park	4,457,185	(2,269,552)	2,187,633	—	1998	N/A
LVCC Phase 2 Land	7,505,223	—	7,505,223	—	1998	N/A
Romulus Land	1,283,747	—	1,283,747	—	1998	N/A
Big Beaver Airport Land	6,140,767	(1,811,407)	4,329,360	—	1999	N/A
Park Place South Land	4,280,079	—	4,280,079	—	1999	N/A
6505 Cogswell Road	755,312	3,271,762	4,027,074	—	2000	N/A
5705 Old Shakopee Road W. Land	2,163,310	—	2,163,310	—	2001	N/A
West Ridge Corporate Center Land	4,405,344	—	4,405,344	—	2003	N/A
Stabler Land — Lot 12	1,081,184	—	1,081,184	—	2003	N/A
Fairgrounds Distribution Ctr Land	12,981	—	12,981	—	1995	N/A
Mendenhall Business Park I	6,524,251	—	6,524,251	—	1995	N/A
Rivers’ Bend Business Park	(1,076,679)	6,309,772	5,233,093	—	1995	N/A
Woodlands Center Land	1,698,918	—	1,698,918	—	1996	N/A
501 H P Way	650,007	—	650,007	—	1996	N/A
Independence Pointe Land	3,344,525	—	3,344,525	—	1997	N/A
Eastport VII	1,630,258	—	1,630,258	—	1997	N/A
Eastport VIII	386,023	—	386,023	—	1997	N/A
Eastport IX	214,952	—	214,952	—	1997	N/A
Southchase Business Park Land	1,574,833	—	1,574,833	—	1998	N/A
Woodfield Land	869,141	—	869,141	—	1998	N/A
Eagle Hill Business Park Land	1,056,112	—	1,056,112	—	1999	N/A
Columbia Crossing Land	6,776,553	—	6,776,553	—	2000	N/A
Volvo Center Land	2,111,740	—	2,111,740	—	2000	N/A
Lakefront Plaza II Land	200,807	—	200,807	—	2001	N/A
Hunt Valley Land	2,684,530	—	2,684,530	—	2001	N/A
1910 Westerre Land	1,189,486	—	1,189,486	—	2003	N/A
Brookfield South Land	924,831	—	924,831	—	2003	N/A
Wythe-Will Land	267,680	53,400	321,080	—	2003	N/A
7024 AC Skinner Parkway	824,952	—	824,952	—	1995	N/A
Silo Bend Land	4,479,752	—	4,479,752	—	1996	N/A
Belfort Road	578,493	—	578,493	—	1998	N/A
Butler Plaza Land	3,018,198	—	3,018,198	—	1998	N/A
South Center Land	3,573,574	—	3,573,574	—	1999	N/A
Orlando Corporate Center Land	816,094	—	816,094	—	2000	N/A
Salisbury Road Land	1,570,557	—	1,570,557	—	2000	N/A
Central Green Land	1,940,339	—	1,940,339	—	2001	N/A
Liberty Business Park Land	538,116	—	538,116	—	1995	N/A
Woodland Corporate Center Land	2,028,415	—	2,028,415	—	1998	N/A
Boca Colannade Land	4,753,511	—	4,753,511	—	1998	N/A
6119 W. Linebaugh Avenue	198,205	—	198,205	—	2000	N/A
Rouse Kent Limited	2,810,942	—	2,810,942	—	2003	N/A

Subtotal Land Held for Development	$160,933,513	$1,549,488	$162,483,001	$—

Total All Properties	$752,638,394	$3,394,654,002	$4,147,292,396	$586,736,271

*	Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life, Manufacturer’s Life, USG Annuity and Life and Jackson National Life totalling $264.2 million.

SCHEDULE III

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
REAL ESTATE:
Balance at beginning of year	$3,880,005	$3,642,592	$3,543,301
Additions	308,095	309,602	377,237
Disposition of property	(40,808)	(72,189)	(277,946)

Balance at end of year	$4,147,292	$3,880,005	$3,642,592

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$485,206	$395,065	$334,415
Depreciation expense	105,589	93,134	88,193
Disposition of property	(4,059)	(2,993)	(27,543)

Balance at end of year	$586,736	$485,206	$395,065

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

Changes in Internal Controls
There are no significant changes in internal controls or other factors that could significantly affect the Company’s internal controls subsequent to the date of our evaluation.

PART III

ITEM 10.	TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.

1.	REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors — Liberty Property Trust

Financial Statements — Liberty Property Trust

Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2003 and 2002

Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2003, 2002 and 2001

Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements — Liberty Property Trust

Report of Independent Auditors — Liberty Property Limited Partnership

Financial Statements — Liberty Property Limited Partnership

Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2003 and 2002

Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2003, 2002 and 2001

Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements — Liberty Property Limited Partnership

2.	FINANCIAL STATEMENT SCHEDULES:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003 for Liberty Property Trust

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003 for Liberty Property Limited Partnership

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBIT NO.	DESCRIPTION

3.1.1	Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on June 25, 1997 (the “June 1997 Form 8-K”)).

3.1.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Establishing and Fixing the Rights and Preferences of a Series of Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on August 8, 1997 (the “August 1997 Form 8-A”)).

3.1.3	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.4	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

3.1.5	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”)).

3.1.6	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”)).

3.1.7	Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.8	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.1 filed with the Second Quarter 1999 Form 10-Q).

3.1.9	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.10	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter 2002 10-Q).

3.1.11*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.2	Amended and Restated By-Laws of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Quarterly Report Form 10-Q for the fiscal quarter ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”)).

4.1	Rights Agreement, dated as of December 17, 1997, by and between the Trust and the Rights Agent (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on December 23, 1997).

EXHIBIT NO.	DESCRIPTION

4.2	Indenture (the “First Indenture”), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago (“First Chicago”), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.3	First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.4	Senior Indenture (the “Second Indenture”), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.5	First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.6	Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “First Quarter 1998 Form 10-Q”)).

4.7	Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

4.8	Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.9	Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership. (Incorporated by reference to Exhibit 4.10 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.10	Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.11	Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

EXHIBIT NO.	DESCRIPTION

4.12	Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

4.13	Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

4.14	Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 4 filed with the Registration Statement on S-8 filed with the Commission on June 7, 2001.)

10.2	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of February 28, 2002. (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2002 Form 10-Q).

10.3	Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.4	Amended and Restated Limited Partnership Agreements of Pre-existing Pennsylvania Partnerships (Incorporated by reference to Exhibit 10.6 filed with the Form S-11).

10.5	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.6	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.7	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.8	Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 3, 1995).

10.9	Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.10	Multi-Currency Credit Agreement, dated as of January 16, 2003, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, the Banks named therein and Fleet National Bank, as agent for itself and the other lending institutions.

10.11	Liberty Property Trust — Amended Management Severance Plan. (Incorporated by reference to Exhibit 10.9 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001).

10.12	Liberty Property Trust — Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

12.1*	Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

EXHIBIT NO.	DESCRIPTION

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2*	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(B)	REPORTS ON FORM 8-K

During the quarter ended December 31, 2003, the Registrant filed the following Current Reports on Form 8-K:

Current Report on Form 8-K dated December 11, 2003 reporting Items 5 and 7 and containing as Exhibits certain law firm opinions and an underwriting agreement dated December 9, 2003, by and between Liberty Property Trust and certain underwriters.

In addition, on October 27, 2003, the Company furnished a Current Report on Form 8-K reporting Items 12, 7 and 9 and containing as an Exhibit the Press Release dated October 20, 2003 issued by Liberty Property Trust and Liberty Property Limited Partnership.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST

Date: March 10, 2004	By: /s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2004
William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004
George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	March 10, 2004
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	March 10, 2004
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee	March 10, 2004
J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee	March 10, 2004
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee	March 10, 2004
John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee	March 10, 2004
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	March 10, 2004
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	March 10, 2004
Daniel P. Garton

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust General Partner

Date: March 10, 2004	By: /s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer Trustee of the General Partner	March 10, 2004
William P. Hankowsky

/s/ M. LEANNE LACHMAN	Trustee of the General Partner	March 10, 2004
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee of the General Partner	March 10, 2004
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee of the General Partner	March 10, 2004
J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee of the General Partner	March 10, 2004
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee of the General Partner	March 10, 2004
John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee of the General Partner	March 10, 2004
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee of the General Partner	March 10, 2004
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee of the General Partner	March 10, 2004
Daniel P. Garton

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1.11	Amendment and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

12.1	Ratio of Earnings to Combined Fixed Charges and Ratio of Earnings to Fixed Charges.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)