Form 10-Q
period 2004-03-31
LIBERTY PROPERTY TRUST
filed 2004-05-07
CIK 921112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
Yes ✓    NO

On May 3, 2004, 84,680,073 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2004

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$571,819	$564,332
Building and improvements	3,398,613	3,363,608
Less accumulated depreciation	(613,856)	(586,736)

Operating real estate	3,356,576	3,341,204

Development in progress	68,051	56,869
Land held for development	163,166	162,483

Net real estate	3,587,793	3,560,556

Cash and cash equivalents	34,505	21,809
Restricted cash	22,696	15,292
Accounts receivable	14,947	10,896
Deferred rent receivable	60,647	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $94,515; 2003, $89,650)	98,580	98,506
Investments in unconsolidated joint ventures	20,575	19,631
Prepaid expenses and other assets	53,872	49,303

Total assets	$3,893,615	$3,834,008

LIABILITIES
Mortgage loans	$375,037	$363,866
Unsecured notes	1,355,000	1,355,000
Credit facility	183,000	167,000
Accounts payable	35,487	14,685
Accrued interest	19,777	31,622
Dividend payable	53,191	52,384
Other liabilities	91,553	96,887

Total liabilities	2,113,045	2,081,444

Minority interest	208,040	207,667

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 84,282,457 (includes 59,100 in treasury) and 83,071,491 (includes 59,100 in treasury) shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	84	83
Additional paid-in capital	1,659,380	1,623,446
Accumulated other comprehensive income	19,182	14,710
Unearned compensation	(8,174)	(3,497)
Distributions in excess of net income	(96,615)	(88,518)
Common shares in treasury, at cost, 59,100 shares as of March 31, 2004 and December 31, 2003	(1,327)	(1,327)

Total shareholders’ equity	1,572,530	1,544,897

Total liabilities and shareholders’ equity	$3,893,615	$3,834,008

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2004	March 31, 2003
OPERATING REVENUE
Rental	$116,078	$112,413
Operating expense reimbursement	46,236	43,750

Total operating revenue	162,314	156,163

OPERATING EXPENSE
Rental property	34,761	32,243
Real estate taxes	15,846	14,696
General and administrative	8,482	5,850
Depreciation and amortization	32,764	28,681

Total operating expenses	91,853	81,470

Operating income	70,461	74,693

OTHER INCOME (EXPENSE)
Interest and other income	2,597	1,909
Interest expense	(30,699)	(30,487)

Total other income (expense)	(28,102)	(28,578)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	42,359	46,115

(Loss) gain on property dispositions	(330)	598
Income taxes	(389)	(578)
Minority interest	(4,578)	(5,587)
Equity in earnings of unconsolidated joint ventures	(405)	442

Income from continuing operations	36,657	40,990

Discontinued operations, net of minority interest (including net gain on property dispositions of $2,097 and $163 for the three months ended March 31, 2004 and 2003)	2,014	597

Net income	$38,671	$41,587

Earnings per common share
Basic:
Income from continuing operations	$0.44	$0.53
Income from discontinued operations	0.02	0.01

Income per common share – basic	$0.46	$0.54

Diluted:
Income from continuing operations	$0.43	$0.52
Income from discontinued operations	0.02	0.01

Income per common share – diluted	$0.45	$0.53

Weighted average number of common shares outstanding
Basic	83,480	76,814
Diluted	85,102	77,851

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
OPERATING ACTIVITIES
Net income	$38,671	$41,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,841	29,029
Amortization of deferred financing costs	1,041	913
Equity in earnings of unconsolidated joint ventures	405	(442)
Minority interest in net income	4,667	5,615
Gain on property dispositions	(1,767)	(761)
Noncash compensation	938	419
Changes in operating assets and liabilities:
Restricted cash	(7,404)	(538)
Accounts receivable	(4,051)	(130)
Deferred rent receivable	(2,632)	(1,973)
Prepaid expenses and other assets	(4,002)	(2,389)
Accounts payable	20,802	3,404
Accrued interest	(11,845)	(12,613)
Other liabilities	(5,334)	(718)

Net cash provided by operating activities	62,330	61,403

INVESTING ACTIVITIES
Investment in properties	(18,833)	(23,345)
Investment in unconsolidated joint ventures	(1,596)	(1,145)
Distributions from unconsolidated joint ventures	248	387
Proceeds from disposition of properties/land	6,063	5,040
Investment in development in progress	(19,681)	(11,409)
Investment in land held for development	(5,543)	(925)
Increase in deferred leasing costs	(4,740)	(5,122)

Net cash used in investing activities	(44,082)	(36,519)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	35,371	19,841
Proceeds from issuance of unsecured notes	—	3,683
Proceeds from mortgage loans	5,953	100
Repayments of mortgage loans	(8,061)	(1,565)
Proceeds from credit facility	65,500	202,000
Repayments on credit facility	(49,500)	(176,000)
Increase in deferred financing costs	(571)	(2,492)
Distributions paid on common shares	(50,146)	(45,806)
Distributions paid on units	(5,158)	(6,189)

Net cash used in financing activities	(6,612)	(6,428)

Increase in cash and cash equivalents	11,636	18,456
Increase (decrease) related to foreign currency translation	1,060	(225)
Cash and cash equivalents at beginning of period	21,809	7,933

Cash and cash equivalents at end of period	$34,505	$26,164

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$698	$3,962
Acquisition of properties	(11,305)	(870)
Assumption of mortgage loans	11,305	870

See accompanying notes.

Liberty Property Trust
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2004

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Trust (the “Trust”) and its subsidiaries, including Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, Operating Partnership and their respective subsidiaries referred to collectively as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2004 and 2003 (in thousands except per share amounts):

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$36,657	83,480	$0.44	$40,990	76,814	$0.53

Dillutive shares for long-term compensation plans	—	1,622		—	1,037

Diluted income from continuing operations
Income from continuing operations and assumed conversions	36,657	85,102	$0.43	40,990	77,851	$0.52

Basic income from discontinued operations
Discontinued operations net of minority interest	2,014	83,480	$0.02	597	76,814	$0.01

Dillutive shares for long-term compensation plans	—	1,622		—	1,037

Diluted income from discontinued operations
Discontinued operations net of minority interest	2,014	85,102	$0.02	597	77,851	$0.01

Basic income per common share
Net income	38,671	83,480	$0.46	41,587	76,814	$0.54

Dillutive shares for long-term compensation plans	—	1,622		—	1,037

Diluted income per common share
Net income and assumed conversions	$38,671	85,102	$0.45	$41,587	77,851	$0.53

Stock Based Compensation
At March 31, 2004, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amount).

	Three Months Ended March 31,
	2004	2003
Net income	$38,671	$41,587
Add: Share-based employee compensation expense included in
reported net income	37	9
Deduct: Total share-based employee compensation expense
determined under fair value based method for all awards	(310)	(500)

Pro forma net income	$38,398	$41,096

Income per common share:
Basic – as reported	$0.46	$0.54
Basic – pro forma	$0.46	$0.54

Diluted – as reported	$0.45	$0.53
Diluted – pro forma	$0.45	$0.53

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive income was $4.5 million for the three months ended March 31, 2004 and other comprehensive loss was $3.6 million for the three months ended March 31, 2003.

Note 2: Organization

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.8% of the common equity of the Operating Partnership at March 31, 2004. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

Note 3: Segment Information

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

For the Three Months Ended March 31, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$46,314	$8,859	$18,663	$30,232	$29,617	$24,140	$4,489	$162,314
Rental property expenses and real estate taxes	14,267	3,238	5,717	10,689	8,337	7,142	1,217	50,607

Property level operating income	$32,047	$5,621	$12,946	$19,543	$21,280	$16,998	$3,272	$111,707

Interest and other income								2,597
Interest expense								(30,699)
General and administrative								(8,482)
Depreciation and amortization								(32,764)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								42,359
Loss on property dispositions								(330)
Income taxes								(389)
Minority interest								(4,578)
Equity in earnings of unconsolidated joint ventures								(405)
Discontinued operations, net of minority interest								2,014

Net income								$38,671

For the Three Months Ended March 31, 2003
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$53,011	$8,722	$15,094	$28,557	$26,383	$22,223	$2,173	$156,163
Rental property expenses and real estate taxes	15,295	3,325	4,344	9,683	7,345	6,613	334	46,939

Property level operating income	$37,716	$5,397	$10,750	$18,874	$19,038	$15,610	$1,839	$109,224

Interest and other income								1,909
Interest expense								(30,487)
General and administrative								(5,850)
Depreciation and amortization								(28,681)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								46,115
Gain on property dispositions								598
Income taxes								(578)
Minority interest								(5,587)
Equity in earnings of unconsolidated joint ventures								442
Discontinued operations, net of minority interest								597

Net income								$41,587

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three months ended March 31, 2004 were $5.5 million as compared to $3.7 million for the same period in 2003. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues	$93	$1,289
Operating expenses	(28)	(344)
Interest expense	(36)	(135)
Depreciation and amortization	(23)	(348)

Income before property dispositions and minority interest	$6	$462

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for existing variable interest entities to periods ending after March 15, 2004. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company was not materially impacted by the provisions of FIN No. 46.

Note 6: Purchase of Rouse Kent Limited (“RKL”)

In July 2003, the Company exercised its option to purchase RKL for nominal consideration. RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders. During the three months ended March 31, 2004 the Company recognized $1.2 million in development fees in conjunction with the County of Kent’s sale of residential land.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$571,819	$564,332
Building and improvements	3,398,613	3,363,608
Less accumulated depreciation	(613,856)	(586,736)

Operating real estate	3,356,576	3,341,204

Development in progress	68,051	56,869
Land held for development	163,166	162,483

Net real estate	3,587,793	3,560,556

Cash and cash equivalents	34,505	21,809
Restricted cash	22,696	15,292
Accounts receivable	14,947	10,896
Deferred rent receivable	60,647	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $94,515; 2003, $89,650)	98,580	98,506
Investments in unconsolidated joint ventures	20,575	19,631
Prepaid expenses and other assets	53,872	49,303

Total assets	$3,893,615	$3,834,008

LIABILITIES
Mortgage loans	$375,037	$363,866
Unsecured notes	1,355,000	1,355,000
Credit facility	183,000	167,000
Accounts payable	35,487	14,685
Accrued interest	19,777	31,622
Distribution payable	53,191	52,384
Other liabilities	91,553	96,887

Total liabilities	2,113,045	2,081,444

Minority interest	3,456	3,455

OWNERS’ EQUITY
General partner’s equity – common units	1,572,530	1,544,897
Limited partners’ equity – preferred units	135,471	135,471
– common units	69,113	68,741

Total owners’ equity	1,777,114	1,749,109

Total liabilities and owners’ equity	$3,893,615	$3,834,008

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2004	March 31, 2003
OPERATING REVENUE
Rental	$116,078	$112,413
Operating expense reimbursement	46,236	43,750

Total operating revenue	162,314	156,163

OPERATING EXPENSE
Rental property	34,761	32,243
Real estate taxes	15,846	14,696
General and administrative	8,482	5,850
Depreciation and amortization	32,764	28,681

Total operating expenses	91,853	81,470

Operating income	70,461	74,693

OTHER INCOME (EXPENSE)
Interest and other income	2,597	1,909
Interest expense	(30,699)	(30,487)

Total other income (expense)	(28,102)	(28,578)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	42,359	46,115

(Loss) gain on property dispositions	(330)	598
Income taxes	(389)	(578)
Minority interest	131	(518)
Equity in earnings of unconsolidated joint ventures	(405)	442

Income from continuing operations	41,366	46,059

Discontinued operations (including net gain on property dispositions of $2,097 and $163 for the three months ended March 31, 2004 and 2003)	2,103	625

Net income	43,469	46,684

Preferred unit distributions	3,104	3,104

Income available to common unitholders	$40,365	$43,580

Earnings per common unit
Basic:
Income from continuing operations	$0.44	$0.53
Income from discontinued operations	0.02	0.01

Income per common unit – basic	$0.46	$0.54

Diluted:
Income from continuing operations	$0.43	$0.52
Income from discontinued operations	0.02	0.01

Income per common unit – diluted	$0.45	$0.53

Weighted average number of common units outstanding
Basic	87,178	80,525
Diluted	88,800	81,562

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
OPERATING ACTIVITIES
Net income	$43,469	$46,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,841	29,029
Amortization of deferred financing costs	1,041	913
Equity in earnings of unconsolidated joint ventures	405	(442)
Minority interest in net income	(131)	518
Gain on property dispositions	(1,767)	(761)
Noncash compensation	938	419
Changes in operating assets and liabilities:
Restricted cash	(7,404)	(538)
Accounts receivable	(4,051)	(130)
Deferred rent receivable	(2,632)	(1,973)
Prepaid expenses and other assets	(4,002)	(2,389)
Accounts payable	20,802	3,404
Accrued interest	(11,845)	(12,613)
Other liabilities	(5,334)	(718)

Net cash provided by operating activities	62,330	61,403

INVESTING ACTIVITIES
Investment in properties	(18,833)	(23,345)
Investment in unconsolidated joint ventures	(1,596)	(1,145)
Distributions from unconsolidated joint ventures	248	387
Proceeds from disposition of properties/land	6,063	5,040
Investment in development in progress	(19,681)	(11,409)
Investment in land held for development	(5,543)	(925)
Increase in deferred leasing costs	(4,740)	(5,122)

Net cash used in investing activities	(44,082)	(36,519)

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes	—	3,683
Proceeds from mortgage loans	5,953	100
Repayments of mortgage loans	(8,061)	(1,565)
Proceeds from credit facility	65,500	202,000
Repayments on credit facility	(49,500)	(176,000)
Increase in deferred financing costs	(571)	(2,492)
Capital contributions	35,371	19,841
Distributions to partners	(55,304)	(51,995)

Net cash used in financing activities	(6,612)	(6,428)

Increase in cash and cash equivalents	11,636	18,456
Increase (decrease) related to foreign currency translation	1,060	(225)
Cash and cash equivalents at beginning of period	21,809	7,933

Cash and cash equivalents at end of period	$34,505	$26,164

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$698	$3,962
Acquisition of properties	(11,305)	(870)
Assumption of mortgage loans	11,305	870

See accompanying notes.

Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2004

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the “Operating Partnership”) and its direct and indirect subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Liberty Property Trust (the “Trust”) and the Operating Partnership for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit for the three months ended March 31, 2004 and 2003 (in thousands, except per unit amounts):

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$41,366			$46,059
Less: Preferred unit distributions	(3,104)			(3,104)

Basic income from continuing operations
Income from continuing operations available to common unitholders	38,262	87,178	$0.44	42,955	80,525	$0.53

Dillutive units for long-term compensation plans	—	1,622		—	1,037

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	38,262	88,800	$0.43	42,955	81,562	$0.52

Basic income from discontinued operations
Discontinued operations	2,103	87,178	$0.02	625	80,525	$0.01

Dillutive units for long-term compensation plans	—	1,622		—	1,037

Diluted income from discontinued operations
Discontinued operations	2,103	88,800	$0.02	625	81,562	$0.01

Basic income per common unit
Income available to common unitholders	40,365	87,178	$0.46	43,580	80,525	$0.54

Dillutive units for long-term compensation plans	—	1,622		—	1,037

Diluted income per common unit
Income available to common unitholders and assumed conversions	$40,365	88,800	$0.45	$43,580	81,562	$0.53

Stock Based Compensation
The Trust has a share-based employee compensation plan and as such the Operating Partnership absorbs a proportionate share of the related compensation expense. Prior to 2003, the Trust accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Trust adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting

for Stock-Based Compensation,” prospectively to all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Trust’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2004 and in 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per unit amounts).

	Three Months Ended March 31,
	2004	2003
Income available to common unitholders	$40,365	$43,580
Add: Share-based employee compensation expense included in
reported income available to common unitholders	37	9
Deduct: Total share-based employee compensation expense
determined under fair value based method for all awards	(310)	(500)

Pro forma income available to common unitholders	$40,092	$43,089

Income per common unit:
Basic – as reported	$0.46	$0.54
Basic – pro forma	$0.46	$0.54

Diluted – as reported	$0.45	$0.53
Diluted – pro forma	$0.45	$0.53

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a component of owners’ equity. Other comprehensive income was $4.5 million for the three months ended March 31, 2004 and other comprehensive loss was $3.6 million for the three months ended March 31, 2003.

Note 2: Organization

The Trust, the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries, referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.8% of the common equity of the Operating Partnership at March 31, 2004. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

Note 3: Segment Information

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

For the Three Months Ended March 31, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$46,314	$8,859	$18,663	$30,232	$29,617	$24,140	$4,489	$162,314
Rental property expenses and real estate taxes	14,267	3,238	5,717	10,689	8,337	7,142	1,217	50,607

Property level operating income	$32,047	$5,621	$12,946	$19,543	$21,280	$16,998	$3,272	$111,707

Interest and other income								2,597
Interest expense								(30,699)
General and administrative								(8,482)
Depreciation and amortization								(32,764)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								42,359
Loss on property dispositions								(330)
Income taxes								(389)
Minority interest								131
Equity in earnings of unconsolidated joint ventures								(405)
Discontinued operations								2,103
Preferred unit distributions								(3,104)

Income available to common unitholders								$40,365

For the Three Months Ended March 31, 2003
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$53,011	$8,722	$15,094	$28,557	$26,383	$22,223	$2,173	$156,163
Rental property expenses and real estate taxes	15,295	3,325	4,344	9,683	7,345	6,613	334	46,939

Property level operating income	$37,716	$5,397	$10,750	$18,874	$19,038	$15,610	$1,839	$109,224

Interest and other income								1,909
Interest expense								(30,487)
General and administrative								(5,850)
Depreciation and amortization								(28,681)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								46,115
Gain on property dispositions								598
Income taxes								(578)
Minority interest								(518)
Equity in earnings of unconsolidated joint ventures								442
Discontinued operations								625
Preferred unit distributions								(3,104)

Income available to common unitholders								$43,580

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three months ended

March 31, 2004 were $5.5 million as compared to $3.7 million for the same period in 2003. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues	$93	$1,289
Operating expenses	(28)	(344)
Interest expense	(36)	(135)
Depreciation and amortization	(23)	(348)

Income before property dispositions	$6	$462

Gain or loss on disposition on sales of land and development properties continue to be reflected as a component of income from continuing operations.

Note 5: Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The FASB deferred the effective date for existing variable interest entities to periods ending after March 15, 2004. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company was not materially impacted by the provisions of FIN No. 46.

Note 6: Purchase of Rouse Kent Limited (“RKL”)

In July 2003, the Company exercised its option to purchase RKL for nominal consideration. RKL owns six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders. During the three months ended March 31, 2004 the Company recognized $1.2 million in development fees in conjunction with the County of Kent’s sale of residential land.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company has an ownership interest in and operates 432 industrial and 271 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States (the “Properties in Operation”) totaling approximately 57 million square feet. In addition, the Company has 14 properties under development (the “Properties under Development” and together with the Properties in Operation the “Properties”) and the Company owned 1,084 acres of land, substantially all of which is zoned for commercial use.

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

During the first quarter of 2004, the Company continued to experience the effects of what has been a generally slow economy for the last several years. This economy has been particularly difficult for real estate landlords. These circumstances impacted many aspects of the Company’s business.

Our Properties in Operation, which represent over 95% of our revenue, were subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs related to tenant inducements (e.g. tenant improvement costs). In the face of these conditions, the Company successfully leased 2.5 million square feet and attained overall occupancy of 91.5%, which it believes represents performance which is substantially better than market. Property level operating income for the “Same Store” properties (properties owned since January 1, 2003) declined when compared to the first quarter of 2003 by 0.3% on a straight line basis and increased by 0.2% on a cash basis. The trend as to occupancy, rental rate and transaction costs remained generally consistent from quarter to quarter in 2003 and through the first quarter of 2004. See further discussion of Same Store results below. The Company believes that, although 2004 will be a year of transition, these trends for the Properties in Operation – downward pressure on rents, upward pressure on transaction costs – will continue in the aggregate, notwithstanding improvements in some markets. Nevertheless, the Company is hopeful that it will see some improvement in overall occupancy in the latter part of the year.

The conditions in 2004 for the acquisition of properties so far continue to be very competitive. During the first quarter of the year, the Company acquired three buildings representing 238,000 square feet for a total investment of $24.9 million. The Company believes that the level of acquisitions in 2004 will be in the $100 to $200 million range and will represent a positive contribution to earnings.

Dispositions of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds continued in 2004. During the first quarter of 2004, the Company realized $6.3 million from the sale of Properties in Operation and land. The Company anticipates that dispositions will be in the $50 to $100 million range for 2004.

In 2004, the Company continued to pursue development opportunities, primarily on a build-to-suit basis. The Company delivered $10.2 million of development properties and initiated development of $5.4 million. This “pipeline” of development properties is at a relatively low level as compared to the Company’s historical pace of development. The Company believes that in 2004 build-to-suit activity will continue and that conditions in certain markets may support the initiation of inventory projects (i.e. projects that are less than 75% leased prior to the commencement of construction). The Company is also hopeful that it will be in a position in 2004 to initiate development of its proposed high-rise in Philadelphia’s central business district, One Pennsylvania Plaza. The Company is in detailed discussions with various prospective tenants, some of which are significant enough to justify the commencement of the development of the proposed 1.3 million square foot office tower. However, at this time, the Company has not entered into a lease with any tenant. The land and projected costs associated with this project aggregate approximately $425 million.

The composition of the Company’s Properties in Operation as of March 31, 2004 and 2003 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004	2003
Industrial-Distribution	$4.41	$4.54	25,068	23,723	93.0%	88.7%
Industrial-Flex	$8.75	$8.82	13,411	13,469	91.6%	90.4%
Office	$14.34	$14.23	18,903	17,674	89.4%	89.0%

	$8.62	$8.72	57,382	54,866	91.5%	89.2%

Geographic segment data for the three months ended March 31, 2004 and March 31, 2003 is included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.

FORWARD-LOOKING STATEMENTS

When used throughout this report, the words “believes,” “anticipates,” “hopes” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s 2003 Annual Report on Form 10-K for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts and impairment of real estate. During the three months ended March 31, 2004 there were no material changes to these policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2004 with the results of operations of the Company for the three months ended March 31, 2003. As a result of the varying level of development, acquisition and disposition activities by the Company in 2004 and 2003, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison (see reconciliation to comparable GAAP financial measure below).

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003.
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2004 increased to $3,949.2 million from $3,604.5 million at March 31, 2003. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense. Interest expense also increased due to the increased borrowings used to fund this increased investment in real estate.

Total operating revenue increased to $162.3 million for the three months ended March 31, 2004 from $156.2 million for the three months ended March 31, 2003. This $6.1 million increase was primarily due to the net increase in investment in real estate. This is somewhat offset by a decrease in “Termination Fees” accepted during the first quarter of 2004 totaling $1.8 million as compared to $6.1 million for the same period in 2003. “Termination Fees” are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 3 to the Company’s financial statements). The property level operating income for the United Kingdom and Lehigh Valley segments increased by 77.9% and 20.4%, respectively, for the three months ended March 31, 2004 as compared to 2003. The increase in the United Kingdom is due to the purchase of Rouse Kent Limited on July 1, 2003. The increase in the Lehigh Valley is due to the delivery of $72.6 million in completed development during 2003. These increases are partially offset by a decrease in the operating results of the Delaware Valley segment due to a decrease in rental rates.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $101.1 million for the three months ended March 31, 2004 from $101.4 million for the three months ended March 31, 2003, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $99.0 million for the three months ended March 31, 2004 from $98.8 million for the three months ended March 31, 2003 on a cash basis. This essentially flat performance resulted from decreases in rental rates offset by increases in average occupancy of the Same Store portfolio.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 639 properties totaling approximately 50.4 million square feet owned since January 1, 2003.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2004 and 2003. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Resource section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the equity REIT’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2004	March 31, 2003
Same Store:
Rental revenue	$104,330	$104,043

Operating expenses:
Rental property expense	31,831	31,694
Real estate taxes	14,850	14,122
Operating expense recovery	(43,419)	(43,129)

Unrecovered operating expenses	3,262	2,687

Property level operating income	101,068	101,356
Less straight line rent	2,029	2,559

Cash basis property level operating income	$99,039	$98,797

Reconciliation of non-GAAP financial measure:
Property level operating income – same store	$101,068	$101,356
Property level operating income – properties purchased or developed subsequent to January 1, 2003	8,819	1,730
Termination fees	1,820	6,138
General and administrative expense	(8,482)	(5,850)
Deprecation and amortization expense	(32,764)	(28,681)
Other income (expense)	(28,102)	(28,578)
(Loss) gain on property dispositions	(330)	598
Income taxes	(389)	(578)
Minority interest	(4,578)	(5,587)
Equity in earnings of unconsolidated joint ventures	(405)	442
Discontinued operations, net of minority interest	2,014	597

Net income	$38,671	$41,587

General and administrative expenses increased to $8.5 million for the three months ended March 31, 2004 from $5.9 million for the three months ended March 31, 2003. These increases are primarily due to costs relating to the Company’s investment in an enterprise resource planning initiative to update company wide accounting and business process software, additional cancelled project costs incurred and costs related to marketing and tenant retention.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the three months ended March 31, 2004 was $3.1 million as compared to $3.2 million for the three months ended March 31, 2003. Included in capitalized interest costs are the interest costs relating to the Company’s $67.1 million investment (as of March 31, 2004) in its proposed office tower in Philadelphia’s central business district. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income decreased to $38.7 million for the three months ended March 31, 2004 from $41.6 million for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had cash and cash equivalents of $57.2 million, including $22.7 million in restricted cash.

Net cash flow provided by operating activities increased to $62.2 million for the three months ended March 31, 2004 from $61.4 million for the three months ended March 31, 2003. This $800,000 increase is primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities increased to $44.1 million for the three months ended March 31, 2004 from $36.5 million for the three months ended March 31, 2003. This increase primarily resulted from the increased investment in development in progress and land held for development.

Net cash used in financing activities increased to $6.6 million for the three months ended March 31, 2004 as compared to $6.4 million for the three months ended March 31, 2003. This $200,000 increase was primarily due to an increased level of net borrowings under mortgages, offset by the increase in proceeds from the issuance of common shares. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the three months ended March 31, 2004, these activities were funded through a $350 million unsecured credit facility (the “$350 million Credit Facility”). The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires in January 2006.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of March 31, 2004 the Company’s debt to gross assets ratio was 42.4%, and the earnings to fixed charge coverage ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the $350 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization (including depreciation and amortization on unconsolidated joint ventures) divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of March 31, 2004, $375.0 million in mortgage loans and $1,355.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.3%. The interest rates on $1,655.8 million of mortgage loans and unsecured notes are fixed and range up to 8.8%. Interest rates on $74.2 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.6 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $350 million Credit Facility and the related weighted average interest rates as of March 31, 2004 are as follows (in thousands, except percentages):

	Mortgages					Weighted
	Principal	Principal	Unsecured	Credit		Average
	Amortization	Maturities	Notes	Facility	Total	Interest Rate
2004 (9 months)	$6,923	$44,640	$100,000	$—	$151,563	6.50%
2005	8,215	115,039	—	—	123,254	7.58%
2006	6,078	62,403	100,000	183,000	351,481	4.22%
2007	5,200	1,553	100,000	—	106,753	7.27%
2008	4,823	34,824	—	—	39,647	7.15%
2009	2,500	42,119	270,000	—	314,619	7.82%
2010	1,866	—	200,000	—	201,866	8.49%
2011	1,650	3,533	250,000	—	255,183	7.26%
2012	611	33,060	235,000	—	268,671	6.47%
2018	—	—	100,000	—	100,000	7.50%

	$37,866	$337,171	$1,355,000	$183,000	$1,913,037	6.78%

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

The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2004 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2004 (9 months)	1,829	$7,979	1,455	$11,615	1,472	$19,825	4,756	$39,419
2005	3,005	14,869	2,127	17,865	3,019	42,639	8,151	75,373
2006	2,838	12,632	2,150	21,613	1,611	22,818	6,599	57,063
2007	2,788	13,587	1,502	15,047	1,789	26,466	6,079	55,100
2008	3,714	16,039	2,201	21,552	2,310	35,351	8,225	72,942
2009	1,710	8,924	1,050	10,185	1,888	31,333	4,648	50,442
Thereafter	7,439	40,974	1,800	19,558	4,802	91,108	14,041	151,640

TOTAL	23,323	$115,004	12,285	$117,435	16,891	$269,540	52,499	$501,979

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 1.5 million square feet of Properties under Development as of March 31, 2004 are as follows (dollars in thousands):

					Percent
	Square Feet				Leased at
Scheduled	Industrial-	Industrial-			March 31,	Total
In-Service Date	Distribution	Flex	Office	Total	2004	Investment
2nd Quarter 2004	—	75,400	35,000	110,400	100.0%	$12,454
3rd Quarter 2004	363,000	—	117,145	480,145	99.0%	29,365
4th Quarter 2004	100,933	—	80,000	180,933	100.0%	17,412
1st Quarter 2005	—	—	30,844	30,844	69.8%	3,506
2nd Quarter 2005	346,500	—	176,168	522,668	8.4%	36,754
3rd Quarter 2005	—	—	135,749	135,749	60.0%	28,050

TOTAL	810,433	75,400	574,906	1,460,739	62.6%	$127,541

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

The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of April 29, 2004, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $324.3 million in debt securities.

Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REIT’s since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2003
Reconciliation of net income to FFO – basic:
Basic: Net income	$38,671	$41,587
Basic – net income per weighted average share	$.46	$.54

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	886	166
Depreciation and amortization	32,012	28,463
Gain on property dispositions	(1,767)	(178)
Minority interest share in addback for depreciation and amortization, and gain on property dispositions	(1,311)	(1,286)

Funds from operations available to common shareholders — basic	$68,491	$68,752

Basic Funds from operations available to common shareholders per weighted average share	$.82	$.90

Reconciliation of net income to FFO – diluted:
Diluted : Net income	$38,671	$41,587
Diluted – net income per weighted average share	$.45	$.53

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	886	166
Depreciation and amortization	32,012	28,463
Gain on property dispositions	(1,767)	(178)
Minority interest less preferred share distributions	1,694	1,993

Funds from operations available to common shareholders — diluted	$71,496	$72,031

Diluted Funds from operations available to common shareholders per weighted average share	$.81	$.88

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	83,480	76,814
Dillutive shares for long term compensation plans	1,622	1,037

Diluted shares for net income calculations	85,102	77,851
Weighted average common units	3,698	3,711

Diluted shares for Funds from operations calculations	88,800	81,562

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4: Controls and Procedures

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

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

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

On February 10, 2004, the Registrants furnished to the SEC Current Report on Form 8-K reporting Item 12 and containing as an Exhibit the Press Release dated February 9, 2004 issued by Liberty Property Trust and Liberty Property Limited Partnership.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 7, 2004

William P. Hankowsky President and Chief Executive Officer	Date

/s/ GEORGE J. ALBURGER, JR.	May 7, 2004

George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	Date

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	May 7, 2004

William P. Hankowsky President and Chief Executive Officer	Date

/s/ GEORGE J. ALBURGER, JR.	May 7, 2004

George J. Alburger, Jr. Executive Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)