Form 10-Q
period 2004-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2004-08-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Yes ✓     NO

On August 2, 2004, 85,150,855 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2004

Part I. Financial Information
Item 1. Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$579,501	$564,332
Building and improvements	3,437,986	3,363,608
Less accumulated depreciation	(642,051)	(586,736)

Operating real estate	3,375,436	3,341,204

Development in progress	87,079	56,869
Land held for development	166,888	162,483

Net real estate	3,629,403	3,560,556

Cash and cash equivalents	39,284	21,809
Restricted cash	23,164	15,292
Accounts receivable	12,029	10,896
Deferred rent receivable	63,270	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $100,676; 2003, $89,650)	98,187	98,506
Investments in unconsolidated joint ventures	20,092	19,631
Prepaid expenses and other assets	51,221	49,303

Total assets	$3,936,650	$3,834,008

LIABILITIES
Mortgage loans	$373,995	$363,866
Unsecured notes	1,355,000	1,355,000
Credit facility	219,000	167,000
Accounts payable	29,576	14,685
Accrued interest	31,660	31,622
Dividend payable	53,481	52,384
Other liabilities	92,637	96,887

Total liabilities	2,155,349	2,081,444

Minority interest	207,023	207,667

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 84,812,508 (includes 59,100 in treasury) and 83,071,491 (includes 59,100 in treasury) shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	85	83
Additional paid-in capital	1,675,954	1,623,446
Accumulated other comprehensive income	17,896	14,710
Unearned compensation	(7,821)	(3,497)
Distributions in excess of net income	(110,509)	(88,518)
Common shares in treasury, at cost, 59,100 shares as of June 30, 2004 and December 31, 2003	(1,327)	(1,327)

Total shareholders’ equity	1,574,278	1,544,897

Total liabilities and shareholders’ equity	$3,936,650	$3,834,008

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2004	June 30, 2003
OPERATING REVENUE
Rental	$119,471	$109,167
Operating expense reimbursement	43,992	40,565

Total operating revenue	163,463	149,732

OPERATING EXPENSE
Rental property	33,196	28,088
Real estate taxes	15,599	15,447
General and administrative	8,063	8,362
Depreciation and amortization	34,138	31,115

Total operating expenses	90,996	83,012

Operating income	72,467	66,720

OTHER INCOME (EXPENSE)
Interest and other income	536	2,280
Interest expense	(30,438)	(31,021)

Total other income (expense)	(29,902)	(28,741)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	42,565	37,979

Loss on property dispositions	(78)	-
Income taxes	(458)	(478)
Minority interest	(4,548)	(4,670)
Equity in earnings of unconsolidated joint ventures	(125)	473

Income from continuing operations	37,356	33,304

Discontinued operations, net of minority interest (including net gain on property dispositions of $0 and $11,093 for the three months ended June 30, 2004 and 2003)	-	11,725

Net income	$37,356	$45,029

Earnings per common share
Basic:
Income from continuing operations	$0.44	$0.43
Income from discontinued operations	-	0.15

Income per common share — basic	$0.44	$0.58

Diluted:
Income from continuing operations	$0.44	$0.42
Income from discontinued operations	-	0.15

Income per common share — diluted	$0.44	$0.57

Distributions per common share	$0.605	$0.60

Weighted average number of common shares outstanding
Basic	84,411	78,030
Diluted	85,805	79,282

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2004	June 30, 2003
OPERATING REVENUE
Rental	$235,549	$221,580
Operating expense reimbursement	90,228	84,315

Total operating revenue	325,777	305,895

OPERATING EXPENSE
Rental property	67,957	60,331
Real estate taxes	31,445	30,143
General and administrative	16,545	14,207
Depreciation and amortization	66,902	59,796

Total operating expenses	182,849	164,477

Operating income	142,928	141,418

OTHER INCOME (EXPENSE)
Interest and other income	3,133	4,189
Interest expense	(61,137)	(61,508)

Total other income (expense)	(58,004)	(57,319)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	84,924	84,099

(Loss) gain on property dispositions	(408)	598
Income taxes	(847)	(1,061)
Minority interest	(9,127)	(10,254)
Equity in earnings of unconsolidated joint ventures	(530)	915

Income from continuing operations	74,012	74,297

Discontinued operations, net of minority interest (including net gain on property dispositions of $2,097 and $11,256 for the six months ended June 30, 2004 and 2003)	2,015	12,319

Net income	$76,027	$86,616

Earnings per common share
Basic:
Income from continuing operations	$0.88	$0.96
Income from discontinued operations	0.03	0.16

Income per common share — basic	$0.91	$1.12

Diluted:
Income from continuing operations	$0.87	$0.95
Income from discontinued operations	0.02	0.15

Income per common share — diluted	$0.89	$1.10

Distributions per common share	$1.21	$1.20

Weighted average number of common shares outstanding
Basic	83,947	77,425
Diluted	85,454	78,576

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
OPERATING ACTIVITIES
Net income	$76,027	$86,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,020	60,331
Amortization of deferred financing costs	1,935	1,885
Equity in earnings of unconsolidated joint ventures	530	(915)
Minority interest in net income	9,215	10,836
Gain on property dispositions	(1,689)	(11,854)
Noncash compensation	1,417	2,195
Changes in operating assets and liabilities:
Restricted cash	(7,872)	(1,118)
Accounts receivable	(1,133)	3,022
Deferred rent receivable	(5,255)	(4,554)
Prepaid expenses and other assets	(801)	5,126
Accounts payable	14,891	(1,340)
Accrued interest	38	(23)
Other liabilities	(4,250)	(9,642)

Net cash provided by operating activities	150,073	140,565

INVESTING ACTIVITIES
Investment in properties	(51,965)	(34,293)
Investment in unconsolidated joint ventures	(1,520)	(1,932)
Distributions from unconsolidated joint ventures	529	2,168
Proceeds from disposition of properties/land	8,739	41,100
Investment in development in progress	(48,847)	(24,603)
Investment in land held for development	(18,607)	(6,693)
Increase in deferred leasing costs	(10,461)	(10,609)

Net cash used in investing activities	(122,132)	(34,862)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	51,611	55,247
Proceeds from issuance of unsecured notes	-	3,683
Repayments of unsecured notes	-	(23,739)
Proceeds from mortgage loans	7,723	1,212
Repayments of mortgage loans	(10,043)	(7,209)
Proceeds from credit facility	151,756	237,050
Repayments on credit facility	(99,756)	(248,050)
Increase in deferred financing costs	(506)	(2,540)
Distributions paid on common shares	(101,088)	(92,095)
Distributions paid on units	(10,533)	(15,734)

Net cash used in financing activities	(10,836)	(92,175)

Increase in cash and cash equivalents	17,105	13,528
Increase related to foreign currency translation	370	551
Cash and cash equivalents at beginning of period	21,809	7,933

Cash and cash equivalents at end of period	$39,284	$22,012

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$1,075	$8,851
Acquisition of properties	(11,305)	(870)
Assumption of mortgage loans	11,305	870
Issuance of operating partnership units for property acquisition	-	1,151

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)

Liberty Property Trust
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2004

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

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2004 and 2003 (in thousands except per share amounts):

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003

		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$37,356	84,411	$0.44	$33,304	78,030	$0.43

Dilutive shares for long-term compensation plans	-	1,394		-	1,252

Diluted income from continuing operations
Income from continuing operations and assumed conversions	37,356	85,805	$0.44	33,304	79,282	$0.42

Basic income from discontinued operations
Discontinued operations net of minority interest	-	84,411	$-	11,725	78,030	$0.15

Dilutive shares for long-term compensation plans	-	1,394		-	1,252

Diluted income from discontinued operations
Discontinued operations net of minority interest	-	85,805	$-	11,725	79,282	$0.15

Basic income per common share
Net income	37,356	84,411	$0.44	45,029	78,030	$0.58

Dilutive shares for long-term compensation plans	-	1,394		-	1,252

Diluted income per common share
Net income and assumed conversions	$37,356	85,805	$0.44	$45,029	79,282	$0.57

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003

		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$74,012	83,947	$0.88	$74,297	77,425	$0.96

Dilutive shares for long-term compensation plans	-	1,507		-	1,151

Diluted income from continuing operations
Income from continuing operations and assumed conversions	74,012	85,454	$0.87	74,297	78,576	$0.95

Basic income from discontinued operations
Discontinued operations net of minority interest	2,015	83,947	$0.03	12,319	77,425	$0.16

Dilutive shares for long-term compensation plans	-	1,507		-	1,151

Diluted income from discontinued operations
Discontinued operations net of minority interest	2,015	85,454	$0.02	12,319	78,576	$0.15

Basic income per common share
Net income	76,027	83,947	$0.91	86,616	77,425	$1.12

Dilutive shares for long-term compensation plans	-	1,507		-	1,151

Diluted income per common share
Net income and assumed conversions	$76,027	85,454	$0.89	$86,616	78,576	$1.10

Stock Based Compensation
At June 30, 2004, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amount).

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income	$37,356	$45,029	$76,027	$86,616
Add: Share-based employee compensation expense included in reported net income	83	340	120	349
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(278)	(340)	(588)	(840)

Pro forma net income	$37,161	$45,029	$75,559	$86,125

Income per common share:
Basic – as reported	$0.44	$0.58	$0.91	$1.12
Basic – pro forma	$0.44	$0.58	$0.90	$1.11
Diluted – as reported	$0.44	$0.57	$0.89	$1.10
Diluted – pro forma	$0.43	$0.57	$0.88	$1.10

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive loss was $1.3 million for the three months ended June 30, 2004 and other comprehensive income was $4.0 million for the three months ended June 30, 2003. Other comprehensive income was $3.2 million for the six months ended June 30, 2004 and $2.4 million for the same period in 2003.

Note 2: Organization

The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.9% of the common equity of the Operating Partnership at June 30, 2004. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

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

For the Three Months Ended June 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$49,362	$8,619	$18,080	$28,974	$29,476	$23,923	$5,029	$163,463
Rental property expenses and real estate taxes	13,375	2,959	5,256	10,528	8,165	7,489	1,023	48,795

Property level operating income	$35,987	$5,660	$12,824	$18,446	$21,311	$16,434	$4,006	$114,668

Interest and other income								536
Interest expense								(30,438)
General and administrative								(8,063)
Depreciation and amortization								(34,138)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								42,565
Loss on property dispositions								(78)
Income taxes								(458)
Minority interest								(4,548)
Equity in earnings of unconsolidated joint ventures								(125)
Discontinued operations, net of minority interest								-

Net income								$37,356

For the Three Months Ended June 30, 2003
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$43,611	$8,418	$17,014	$29,114	$26,743	$22,587	$2,245	$149,732
Rental property expenses and real estate taxes	12,343	2,551	4,181	10,408	7,375	6,479	198	43,535

Property level operating income	$31,268	$5,867	$12,833	$18,706	$19,368	$16,108	$2,047	$106,197

Interest and other income								2,280
Interest expense								(31,021)
General and administrative								(8,362)
Depreciation and amortization								(31,115)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								37,979
Gain on property dispositions								-
Income taxes								(478)
Minority interest								(4,670)
Equity in earnings of unconsolidated joint ventures								473
Discontinued operations, net of minority interest								11,725

Net income								$45,029

For the Six Months Ended June 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$95,676	$17,478	$36,743	$59,206	$59,093	$48,063	$9,518	$325,777
Rental property expenses and real estate taxes	27,642	6,197	10,973	21,217	16,502	14,632	2,239	99,402

Property level operating income	$68,034	$11,281	$25,770	$37,989	$42,591	$33,431	$7,279	$226,375

Interest and other income								3,133
Interest expense								(61,137)
General and administrative								(16,545)
Depreciation and amortization								(66,902)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								84,924
Loss on property dispositions								(408)
Income taxes								(847)
Minority interest								(9,127)
Equity in earnings of unconsolidated joint ventures								(530)
Discontinued operations, net of minority interest								2,015

Net income								$76,027

For the Six Months Ended June 30, 2003
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$96,622	$17,140	$32,108	$57,671	$53,126	$44,810	$4,418	$305,895
Rental property expenses and real estate taxes	27,638	5,876	8,525	20,091	14,720	13,092	532	90,474

Property level operating income	$68,984	$11,264	$23,583	$33,579	$38,406	$31,717	$3,886	$215,421

Interest and other income								4,189
Interest expense								(61,508)
General and administrative								(14,207)
Depreciation and amortization								(59,796)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								84,099
Gain on property dispositions								598
Income taxes								(1,061)
Minority interest								(10,254)
Equity in earnings of unconsolidated joint ventures								915
Discontinued operations, net of minority interest								12,319

Net income								$86,616

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and six months ended June 30, 2004 (there were no sales in the second quarter) were $0 and $5.5 million as compared to $34.8 million and $38.5 million for the same periods in 2003. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

—

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$-	$1,739	$93	$3,028
Operating expenses	-	(213)	(28)	(557)
Interest expense	-	(156)	(36)	(291)
Depreciation and amortization	-	(187)	(23)	(536)

Income before property dispositions and minority interest	$-	$1,183	$6	$1,644

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$579,501	$564,332
Building and improvements	3,437,986	3,363,608
Less accumulated depreciation	(642,051)	(586,736)

Operating real estate	3,375,436	3,341,204
Development in progress	87,079	56,869
Land held for development	166,888	162,483

Net real estate	3,629,403	3,560,556
Cash and cash equivalents	39,284	21,809
Restricted cash	23,164	15,292
Accounts receivable	12,029	10,896
Deferred rent receivable	63,270	58,015
Deferred financing and leasing costs, net of accumulated amortization (2004, $100,676; 2003, $89,650)	98,187	98,506
Investments in unconsolidated joint ventures	20,092	19,631
Prepaid expenses and other assets	51,221	49,303

Total assets	$3,936,650	$3,834,008

LIABILITIES
Mortgage loans	$373,995	$363,866
Unsecured notes	1,355,000	1,355,000
Credit facility	219,000	167,000
Accounts payable	29,576	14,685
Accrued interest	31,660	31,622
Distribution payable	53,481	52,384
Other liabilities	92,637	96,887

Total liabilities	2,155,349	2,081,444
Minority interest	3,418	3,455
OWNERS’ EQUITY
General partner’s equity – common units	1,574,278	1,544,897
Limited partners’ equity – preferred units	135,471	135,471
– common units	68,134	68,741

Total owners’ equity	1,777,883	1,749,109

Total liabilities and owners’ equity	$3,936,650	$3,834,008

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2004	June 30, 2003
OPERATING REVENUE
Rental	$119,471	$109,167
Operating expense reimbursement	43,992	40,565

Total operating revenue	163,463	149,732

OPERATING EXPENSE
Rental property	33,196	28,088
Real estate taxes	15,599	15,447
General and administrative	8,063	8,362
Depreciation and amortization	34,138	31,115

Total operating expenses	90,996	83,012

Operating income	72,467	66,720
OTHER INCOME (EXPENSE)
Interest and other income	536	2,280
Interest expense	(30,438)	(31,021)

Total other income (expense)	(29,902)	(28,471)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	42,565	37,979
Loss on property dispositions	(78)	-
Income taxes	(458)	(478)
Minority interest	166	-
Equity in earnings of unconsolidated joint ventures	(125)	473

Income from continuing operations	42,070	37,974
Discontinued operations (including net gain on property dispositions of $0 and $11,093 for the three months ended June 30, 2004 and 2003)	-	12,276

Net income	42,070	50,250
Preferred unit distributions	(3,104)	(3,104)

Income available to common unitholders	$38,966	$47,146

Earnings per common unit
Basic:
Income from continuing operations	$0.44	$0.43
Income from discontinued operations	-	0.15

Income per common unit – basic	$0.44	$0.58

Diluted:
Income from continuing operations	$0.44	$0.42
Income from discontinued operations	-	0.15

Income per common unit – diluted	$0.44	$0.57

Distributions per common unit	$0.605	$0.60

Weighted average number of common units outstanding
Basic	88,082	81,695
Diluted	89,476	82,947

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2004	June 30, 2003
OPERATING REVENUE
Rental	$235,549	$221,580
Operating expense reimbursement	90,228	84,315

Total operating revenue	325,777	305,895

OPERATING EXPENSE
Rental property	67,957	60,331
Real estate taxes	31,445	30,143
General and administrative	16,545	14,207
Depreciation and amortization	66,902	59,796

Total operating expenses	182,849	164,477

Operating income	142,928	141,418
OTHER INCOME (EXPENSE)
Interest and other income	3,133	4,189
Interest expense	(61,137)	(61,508)

Total other income (expense)	(58,004)	(57,319)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	84,924	84,099
(Loss) gain on property dispositions	(408)	598
Income taxes	(847)	(1,061)
Minority interest	297	(518)
Equity in earnings of unconsolidated joint ventures	(530)	915

Income from continuing operations	83,436	84,033
Discontinued operations (including net gain on property dispositions of $2,097 and $11,256 for the six months ended June 30, 2004 and 2003)	2,103	12,901

Net income	85,539	96,934
Preferred unit distributions	(6,208)	(6,208)

Income available to common unitholders	$79,331	$90,726

Earnings per common unit
Basic:
Income from continuing operations	$0.88	$0.96
Income from discontinued operations	0.03	0.16

Income per common unit – basic	$0.91	$1.12

Diluted:
Income from continuing operations	$0.87	$0.95
Income from discontinued operations	0.02	0.15

Income per common unit – diluted	$0.89	$1.10

Distributions per common unit	$1.21	$1.20

Weighted average number of common units outstanding
Basic	87,632	81,113
Diluted	89,139	82,264

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
OPERATING ACTIVITIES
Net income	$85,539	$96,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,020	60,331
Amortization of deferred financing costs	1,935	1,885
Equity in earnings of unconsolidated joint ventures	530	(915)
Minority interest in net income	(297)	518
Gain on property dispositions	(1,689)	(11,854)
Noncash compensation	1,417	2,195
Changes in operating assets and liabilities:
Restricted cash	(7,872)	(1,118)
Accounts receivable	(1,133)	3,022
Deferred rent receivable	(5,255)	(4,554)
Prepaid expenses and other assets	(801)	5,126
Accounts payable	14,891	(1,340)
Accrued interest	38	(23)
Other liabilities	(4,250)	(9,642)

Net cash provided by operating activities	150,073	140,565

INVESTING ACTIVITIES
Investment in properties	(51,965)	(34,293)
Investment in unconsolidated joint ventures	(1,520)	(1,932)
Distributions from unconsolidated joint ventures	529	2,168
Proceeds from disposition of properties/land	8,739	41,100
Investment in development in progress	(48,847)	(24,603)
Investment in land held for development	(18,607)	(6,693)
Increase in deferred leasing costs	(10,461)	(10,609)

Net cash used in investing activities	(122,132)	(34,862)

FINANCING ACTIVITIES
Proceeds from issuance of unsecured notes	-	3,683
Repayments of unsecured notes	-	(23,739)
Proceeds from mortgage loans	7,723	1,212
Repayments of mortgage loans	(10,043)	(7,209)
Proceeds from credit facility	151,756	237,050
Repayments on credit facility	(99,756)	(248,050)
Increase in deferred financing costs	(506)	(2,540)
Capital contributions	51,611	55,247
Distributions to partners	(111,621)	(107,829)

Net cash used in financing activities	(10,836)	(92,175)

Increase in cash and cash equivalents	17,105	13,528
Increase related to foreign currency translation	370	551
Cash and cash equivalents at beginning of period	21,809	7,933

Cash and cash equivalents at end of period	$39,284	$22,012

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$1,075	$8,851
Acquisition of properties	(11,305)	(870)
Assumption of mortgage loans	11,305	870
Issuance of operating partnership units for property acquisition	-	1,151

See accompanying notes.

Liberty Property Limited Partnership
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2004

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

Income per Common Unit

The following table sets forth the computation of basic and diluted income per common unit for the three and six months ended June 30, 2004 and June 30, 2003 (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$42,070			$37,974
Less: Preferred unit distributions	(3,104)			(3,104)

Basic income from continuing operations
Income from continuing operations available to common unitholders	38,966	88,082	$0.44	34,870	81,695	$0.43

Dillutive units for long-term compensation plans	—	1,394		—	1,252

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	38,966	89,476	$0.44	34,870	82,947	$0.42

Basic income from discontinued operations
Discontinued operations	—	88,082	$—	12,276	81,695	$0. 15

Dillutive units for long-term compensation plans	—	1,394		—	1,252

Diluted income from discontinued operations
Discontinued operations	—	89,476	$—	12,276	82,947	$0.15

Basic income per common unit
Income available to common unitholders	38,966	88,082	$0.44	47,146	81,695	$0.58

Dillutive units for long-term compensation plans	—	1,394		—	1,252

Diluted income per common unit
Income available to common unitholders and assumed conversions	$38,966	89,476	$0.44	$47,146	82,947	$0.57

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$83,436			$84,033
Less: Preferred unit distributions	(6,208)			(6,208)

Basic income from continuing operations
Income from continuing operations available to common unitholders	77,228	87,632	$0.88	77,825	81,113	$0.96

Dillutive units for long-term
compensation plans	—	1,507		—	1,151

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	77,228	89,139	$0.87	77,825	82,264	$0.95

Basic income from discontinued operations
Discontinued operations	2,103	87,632	$0.03	12,901	81,113	$0.16

Dillutive units for long-term compensation plans	—	1,507		—	1,151

Diluted income from discontinued operations
Discontinued operations	2,103	89,139	$0.02	12,901	82,264	$0.15

Basic income per common unit
Income available to common unitholders	79,331	87,632	$0.91	90,726	81,113	$1.12

Dillutive units for long-term compensation plans	—	1,507		—	1,151

Diluted income per common unit
Income available to common unitholders and assumed conversions	$79,331	89,139	$0.89	$90,726	82,264	$1.10

Foreign Operations

The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a component of owners’ equity. Other comprehensive loss was $1.3 million for the three months ended June 30, 2004 and other comprehensive income was $4.0 million for the three months ended June 30, 2003. Other comprehensive income was $3.2 million for the six months ended June 30, 2004 and $2.4 million for the same period in 2003. Gains and losses resulting from this translation do not impact the results of operations of the Operating Partnership and are included in general partner’s equity.

Note 2: Organization

The Trust, the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, Operating Partnership and their respective subsidiaries, referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.9% of the common equity of the Operating Partnership at June 30, 2004. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

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

For the Three Months Ended June 30, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$49,362	$8,619	$18,080	$28,974	$29,476	$23,923	$5,029	$163,463
Rental property expenses and real estate taxes	13,375	2,959	5,256	10,528	8,165	7,489	1,023	48,795

Property level operating income	$35,987	$5,660	$12,824	$18,446	$21,311	$16,434	$4,006	$114,668

Interest and other income								536
Interest expense								(30,438)
General and administrative								(8,063)
Depreciation and amortization								(34,138)
Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								42,565
Loss on property dispositions								(78)
Income taxes								(458)
Minority interest								166
Equity in earnings of unconsolidated joint ventures								(125)
Discontinued operations								-
Preferred unit distributions								(3,104)

Income available to common unitholders								$38,966

For the Three Months Ended June 30, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$43,611	$8,418	$17,014	$29,114	$26,743	$22,587	$2,245	$149,732
Rental property expenses and real estate taxes	12,343	2,551	4,181	10,408	7,375	6,479	198	43,535

Property level operating income	$31,268	$5,867	$12,833	$18,706	$19,368	$16,108	$2,047	$106,197

Interest and other income								2,280
Interest expense								(31,021)
General and administrative								(8,362)
Depreciation and amortization								(31,115)
Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								37,979
Gain on property dispositions								-
Income taxes								(478)
Minority interest								-
Equity in earnings of unconsolidated joint ventures								473
Discontinued operations								12,276
Preferred unit distributions								(3,104)

Income available to common unitholders								$47,146

For the Six Months Ended June 30, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$95,676	$17,478	$36,743	$59,206	$59,093	$48,063	$9,518	$325,777
Rental property expenses and real estate taxes	27,642	6,197	10,973	21,217	16,502	14,632	2,239	99,402

Property level operating income	$68,034	$11,281	$25,770	$37,989	$42,591	$33,431	$7,279	$226,375

Interest and other income								3,133
Interest expense								(61,137)
General and administrative								(16,545)
Depreciation and amortization								(66,902)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								84,924
Loss on property dispositions								(408)
Income taxes								(847)
Minority interest								297
Equity in earnings of unconsolidated joint ventures								(530)
Discontinued operations								2,103
Preferred unit distributions								(6,208)

Income available to common unitholders								$79,331

For the Six Months Ended June 30, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$96,622	$17,140	$32,108	$57,671	$53,126	$44,810	$4,418	$305,895
Rental property expenses and real estate taxes	27,638	5,876	8,525	20,091	14,720	13,092	532	90,474

Property level operating income	$68,984	$11,264	$23,583	$33,579	$38,406	$31,717	$3,886	$215,421

Interest and other income								4,189
Interest expense								(61,508)
General and administrative								(14,207)
Depreciation and amortization								(59,796)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								84,099
Gain on property dispositions								598
Income taxes								(1,061)
Minority interest								(518)
Equity in earnings of unconsolidated joint ventures								915
Discontinued operations								12,901
Preferred unit distributions								(6,208)

Income available to common unitholders								$90,726

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”

In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and six months ended June 30, 2004 (there were no sales in the second quarter) were $0 and $5.5 million as compared to $34.8 million and $38.5 million for the same periods in 2003. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$—	$1,739	$93	$3,028
Operating expenses	—	(213)	(28)	(557)
Interest expense	—	(156)	(36)	(291)
Depreciation and amortization	—	(187)	(23)	(536)

Income before property dispositions	$—	$1,183	$6	$1,644

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company has an ownership interest in and operates 435 industrial and 273 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States (the “Properties in Operation”) totaling approximately 58 million square feet. In addition, the Company has 19 properties under development (the “Properties under Development” and together with the Properties in Operation the “Properties”) and owns 1,123 acres of land, substantially all of which is zoned for commercial use.

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

During the second quarter of 2004, the Company continued to experience the effects of what has been a generally slow economy for the last several years. This economy has been particularly difficult for real estate landlords. These circumstances impacted many aspects of the Company’s business.

Our Properties in Operation, which represent over 95% of our revenue, were subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs related to tenant inducements (e.g. tenant improvement costs). In the face of these conditions, the Company successfully leased 3.0 million square feet during the second quarter of 2004 and attained overall occupancy of 91.2%, which it believes represents performance that is better than market. Property level operating income for the “Same Store” properties (properties owned since January 1, 2003) decreased by 1.9% on both a cash basis and a straight line basis for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. For the six month period ended June 30, 2004, property level operating income for the Same Store properties decreased by 0.8% on a cash basis and by 1.1% on a straight line basis, as compared to the six month period ended June 30, 2003. Trends relating to occupancy, rental rate and transaction costs remained generally consistent from quarter to quarter in 2003 and through the first two quarters of 2004. See further discussion of Same Store results below. The Company believes that, although 2004 will be a year of transition, these trends for the Properties in Operation – downward pressure on rents, upward pressure on transaction costs – will continue in the aggregate, notwithstanding improvements in some markets. Nevertheless, the Company is hopeful that it will see some improvement in overall occupancy in the latter part of the year.

Conditions so far in 2004 for the acquisition of properties continue to be very competitive. During the second quarter of the year, the Company acquired two buildings representing 395,000 square feet for a total investment of $23.2 million. Year to date, the Company invested $48.0 million in 633,000 square feet of properties. The Company believes that the level of property acquisitions in 2004 will be in the $100 to $200 million range and will represent a positive contribution to earnings.

Dispositions of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds have continued in 2004. The Company realized $2.9 million from the sale of land during the second quarter of 2004 and has realized in the aggregate $9.2 million from the sale of Properties in Operation and land year to date. The Company anticipates that dispositions will be in the $50 to $100 million range for 2004.

In 2004, the Company has continued to pursue development opportunities, primarily on a build-to-suit basis. During the second quarter of 2004, the Company delivered $17.3 million ($27.3 million year to date) of development properties and initiated development of $36.4 million. This “pipeline” of development properties is at a relatively low level as compared to the Company’s historical pace of development which is appropriate given market conditions. The Company believes that for the remainder of 2004, build-to-suit activity will continue and that conditions in certain markets have supported the initiation of inventory projects (i.e. projects that are less than 75% leased prior to the commencement of construction). The Company is also hopeful that it will be in a position in 2004 to initiate development of One Pennsylvania Plaza, its proposed high-rise in Philadelphia’s central business district. Although the Company is in detailed discussions with Comcast Corporation (“Comcast”) and other prospective tenants for the property, some of which are significant enough to justify the commencement of the development of the proposed 1.3 million square foot office tower, the Company has not entered into a lease with any tenant. Furthermore, the legislation that the Company and Comcast were pursuing that would have designated the site with certain tax advantages has not been approved by the Pennsylvania legislature. The Company is evaluating this and other factors to determine the project’s structure and feasibility. The land and projected costs associated with this project aggregate approximately $425 million. As of June 30, 2004, the Company has invested $68.9 million in the project and capitalized costs for the project for the second quarter were approximately $1 million.

The composition of the Company’s Properties in Operation as of June 30, 2004 and 2003 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
Industrial-Distribution	$4.33	$4.50	25,463	20,437	92.7%	93.1%
Industrial-Flex	$8.81	$8.78	13,487	13,355	90.1%	90.5%
Office	$14.32	$14.21	18,969	17,836	89.9%	89.5%

	$8.59	$8.89	57,919	51,628	91.2%	91.2%

Geographic segment data for the three and six months ended June 30, 2004 and June 30, 2003 are included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Company’s 2003 Annual Report on Form 10-K for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts and impairment of real estate. During the three and six months ended June 30, 2004 there were no material changes to these policies.

RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2004 with the results of operations of the Company for the three and six months ended June 30, 2003. As a result of the varying level of development, acquisition and disposition activities by the Company in 2004 and 2003, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison (see reconciliation to comparable GAAP financial measure below).

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of the Three and Six Months Ended June 30, 2004 to the Three and Six Months Ended June 30, 2003. The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2004 increased to $3,993.9 million from $3,680.9 million at June 30, 2003 and for the six months ended June 30, 2004 increased to $3,972.7 million from $3,638.4 million at June 30, 2003. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $163.5 million for the three months ended June 30, 2004 from $149.7 million for the three months ended June 30, 2003 and increased to $325.8 million for the six months ended June 30, 2004 from $305.9 million for the six months ended June 30, 2003. The $13.8 million increase during the second quarter is primarily due to the net increase in investment in real estate and the increase in “Termination Fees” accepted during the second quarter 2004, totaling $4.4 million as compared to $2.3 million for the same period in 2003. The $19.9 million increase during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to the net increase in investment in real estate, partially offset by a decrease in “Termination Fees” accepted during the six months ended June 30, 2004 totaling $6.2 million as compared to $8.5 million for the six months ended June 30, 2003. “Termination Fees” are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 3 to the Company’s financial statements). The property level operating income for the Delaware Valley, Mid-Atlantic, and United Kingdom segments increased by 12.2%, 10.0% and 95.7%, respectively, for the three months ended June 30, 2004 as compared to 2003. There was no significant change in property level operating income for the Company’s other segments. The increase in the Delaware Valley segment results is primarily due to $4.1 million in termination fees accepted during the second quarter of 2004 and there were no termination fees during the second quarter of 2003. The increase in the Mid-Atlantic segment resulted from property acquisitions that were made during 2003 and 2004. The increase in the United Kingdom segment is due to the purchase of Rouse Kent Limited in July 1, 2003. The property level operating income for the Midwest, Mid-Atlantic and the United Kingdom segments increased by 11.5%, 10.9% and 87.3%, respectively, for the six months ended June 30, 2004 as compared to 2003. There was no significant change in property level operating income for the Company’s other segments. The increase in the Midwest segment is due to the delivery of $72.6 million in completed developments during 2003. The increase for the Mid-Atlantic and United Kingdom segments for the six month periods are the same as delineated for the quarterly periods above.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased by $1.9 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 on a straight-line basis (which recognizes rental revenue evenly over the life of the lease), and decreased by $1.8 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 on a cash basis. These decreases of 1.9% are primarily due to a higher than usual level of unrecoverable operating expenses during the second quarter of 2004.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased by $2.2 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 on a straight-line basis, and decreased by $1.6 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 on a cash basis. These decreases of 1.1% and 0.8%, respectively, are due to the higher than usual level of unrecoverable operating expenses during the second quarter of 2004.

Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event-specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 639 properties totaling approximately 50.4 million square feet owned since January 1, 2003.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2004 and 2003. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the equity REIT’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Same Store:
Rental revenue	$104,326	$104,335	$208,656	$208,378

Operating expenses:
Rental property expense	30,300	27,407	62,131	59,101
Real estate taxes	14,555	14,827	29,405	28,949
Operating expense recovery	(40,509)	(39,780)	(83,928)	(82,909)

Unrecovered operating expenses	4,346	2,454	7,608	5,141

Property level operating income	99,980	101,881	201,048	203,237
Less straight line rent	2,468	2,521	4,497	5,080

Cash basis property level operating income	$97,512	$99,360	$196,551	$198,157

Reconciliation of non-GAAP financial measure:
Property level operating income – same store	$99,980	$101,881	$201,048	$203,237
Property level operating income – properties purchased or developed subsequent to January 1, 2003	10,265	1,972	19,084	3,702
Termination fees	4,423	2,344	6,243	8,482
General and administrative expense	(8,063)	(8,362)	(16,545)	(14,207)
Depreciation and amortization expense	(34,138)	(31,115)	(66,902)	(59,796)
Other income (expense)	(29,902)	(28,741)	(58,004)	(57,319)
(Loss) gain on property dispositions	(78)	—	(408)	598
Income taxes	(458)	(478)	(847)	(1,061)
Minority interest	(4,548)	(4,670)	(9,127)	(10,254)
Equity in earnings of unconsolidated joint ventures	(125)	473	(530)	915
Discontinued operations, net of minority interest	—	11,725	2,015	12,319

Net income	$37,356	$45,029	$76,027	$86,616

General and administrative expenses decreased to $8.1 million for the three months ended June 30, 2004 from $8.4 million for the three months ended June 30, 2003 and increased to $16.5 million for the six months ended June 30, 2004 from $14.2 million for the six months ended June 30, 2003. The decrease for the three months ended June 30, 2004 as compared to the same period in 2003 is primarily due to the accelerated vesting of restricted stock and options related to the death of former Chairman Willard G. Rouse III in 2003. The increase for the six months ended June 30, 2004 as compared to the same period in 2003 is primarily due to an increase in salaries and wages, costs related to the Company’s enterprise resource planning (“ERP”) initiative to update company-wide accounting and business process software, and costs related to marketing and canceled transactions.

Interest expense decreased to $30.4 million for the three months ended June 30, 2004 from $31.0 million for the three months ended June 30, 2003 and decreased to $61.1 million for the six months ended June 30, 2004 from $61.5 million for the six months ended June 30, 2003. The decreases are due to decreases in the weighted average interest rates for the periods, which were 6.75% for the three months ended June 30, 2004 compared to 6.95% for the three months ended June 30, 2003, and 6.78% for the six months ended June 30, 2004 compared to 6.98% for the six months ended June 30, 2003. These decreases are partially offset by increases in the average debt outstanding for the respective periods, which were $1,930.5 million for the three months ended June 30, 2004 as compared to $1,868.9 million for the three months ended June 30, 2003 and $1,915.6 million for the six months ended June 30, 2004 as compared to $1,868.0 million for the six months ended June 30, 2003.

Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the three months ended June 30, 2004 was $3.1 million as compared to $2.4 million for the three months ended June 30, 2003, and was $6.2 million for the six months ended June 30, 2004 as compared to $5.6 million for the same period in 2003. Included in capitalized interest costs are the interest costs relating to the Company’s $68.9 million investment (as of June 30, 2004) in its proposed office tower in Philadelphia’s central business district. Capitalized development-related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.

As a result of the foregoing, the Company’s net income decreased to $37.4 million for the three months ended June 30, 2004 from $45.0 million for the three months ended June 30, 2003, and decreased to $76.0 million for the six months ended June 30, 2004 from $86.6 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had cash and cash equivalents of $62.4 million, including $23.2 million in restricted cash.

Net cash flow provided by operating activities increased to $150.1 million for the six months ended June 30, 2004 from $140.6 million for the six months ended June 30, 2003. This $9.5 million increase is primarily due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.

Net cash used in investing activities increased to $122.1 million for the six months ended June 30, 2004 from $34.9 million for the six months ended June 30, 2003. This $87.2 million increase primarily resulted from the increased investment in properties and in development in progress and land held for development and from the decreased proceeds from the disposition of land and properties.

Net cash used in financing activities decreased to $10.8 million for the six months ended June 30, 2004 as compared to $92.2 million for the six months ended June 30, 2003. This $81.4 million change was primarily due to an increase in net borrowings under credit facilities to fund the increased investment activity as described in the preceding paragraph. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the six months ended June 30, 2004, these activities were funded through a $350 million unsecured credit facility (the “$350 million Credit Facility”). The interest rate on borrowings under the $350 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $350 million Credit Facility is 70 basis points over LIBOR. The $350 million Credit Facility expires in January 2006.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of June 30, 2004 the Company’s debt to gross assets ratio was 42.5%, and the earnings to fixed charge coverage ratio was 2.9x. Debt to gross assets equals total long-term debt and borrowings under the $350 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization (including depreciation and amortization on unconsolidated joint ventures) divided by interest expense, including capitalized interest, plus distributions on preferred units.

As of June 30, 2004, $374.0 million in mortgage loans and $1,355.0 million in unsecured notes were outstanding with a weighted average interest rate of 7.3%. The interest rates on $1,653.6 million of mortgage loans and unsecured notes are fixed and range up to 8.8%. Interest rates on $75.4 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $350 million Credit Facility and the related weighted average interest rates as of June 30, 2004 are as follows (in thousands, except percentages):

	Mortgages					Weighted
	Principal	Principal	Unsecured	Credit		Average
	Amortization	Maturities	Notes	Facility	Total	Interest Rate
2004 (6 months)	$4,538	$21,858	$100,000	$—	$126,396	6.70%
2005	8,250	136,872	—	—	145,122	7.34%
2006	6,117	64,274	100,000	219,000	389,391	4.11%
2007	5,248	1,553	100,000	—	106,801	7.27%
2008	4,874	34,824	—	—	39,698	7.15%
2009	2,555	42,119	270,000	—	314,674	7.82%
2010	1,924	—	200,000	—	201,924	8.49%
2011	1,713	3,533	250,000	—	255,246	7.26%
2012	683	33,060	235,000	—	268,743	6.47%
2018	—	—	100,000	—	100,000	7.50%

	$35,902	$338,093	$1,355,000	$219,000	$1,947,995	6.72%

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

The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2004 are as follows (in thousands):

	Industrial- Distribution		Industrial- Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2004 (6 months)	1,113	$4,730	862	$7,370	893	$12,627	2,868	$24,727
2005	3,173	15,294	2,292	19,047	3,088	43,325	8,553	77,665
2006	2,811	12,256	2,088	21,339	1,669	23,166	6,568	56,761
2007	2,870	14,120	1,582	15,614	1,802	28,273	6,254	58,008
2008	3,718	16,025	2,211	21,601	2,336	35,531	8,265	73,157
2009	2,547	12,760	1,244	11,432	2,235	35,335	6,026	59,528
Thereafter	7,371	40,541	1,868	20,380	5,039	92,214	14,278	153,134

TOTAL	23,603	$115,726	12,147	$116,783	17,062	$270,471	52,812	$502,980

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 1.8 million square feet of Properties under Development as of June 30, 2004 are as follows (dollars in thousands):

					Percent
	Square Feet				Leased at
Scheduled	Industrial-	Industrial-			June 30,	Total
In-Service Date	Distribution	Flex	Office	Total	2004	Investment
3rd Quarter 2004	363,000	60,000	103,705	526,705	100.0%	$33,258
4th Quarter 2004	165,733	—	130,000	295,733	100.0%	27,260
1st Quarter 2005	—	—	30,844	30,844	69.8%	3,495
2nd Quarter 2005	346,500	—	74,099	420,599	10.5%	21,869
3rd Quarter 2005	—	—	237,749	237,749	34.3%	43,312
4th Quarter 2005	104,000	118,160	25,000	247,160	—%	18,042

TOTAL	979,233	178,160	601,397	1,758,790	55.1%	$147,236

The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $350 million Credit Facility from time to time.

The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of August 2, 2004, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $324.3 million in debt securities.

Calculation of Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REIT’s since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the six months ended June 30, 2004 and June 30, 2003 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Reconciliation of net income to FFO – basic:
Basic: Net income	$37,356	$45,029	$76,027	$86,616
Basic – net income per weighted average share	$.44	$.58	$.91	$1.12
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	558	161	1,444	327
Depreciation and amortization	33,474	30,783	65,486	59,246
Loss (gain) on property dispositions	78	(11,093)	(1,689)	(11,271)
Minority interest share in addback for depreciation and amortization, and gain on property dispositions	(1,416)	(891)	(2,727)	(2,177)

Funds from operations available to common shareholders – basic	$70,050	$63,989	$138,541	$132,741

Basic Funds from operations available to common shareholders per weighted average share	$.83	$.82	$1.65	$1.71
Reconciliation of net income to FFO – diluted:
Diluted : Net income	$37,356	$45,029	$76,027	$86,616
Diluted – net income per weighted average share	$.44	$.57	$0.89	$1.10
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	558	161	1,444	327
Depreciation and amortization	33,474	30,783	65,486	59,246
Loss (gain) on property dispositions	78	(11,093)	(1,689)	(11,271)
Minority interest less preferred share distributions	1,610	2,117	3,304	4,110

Funds from operations available to common shareholders – diluted	$73,076	$66,997	$144,572	$139,028

Diluted Funds from operations available to common shareholders per weighted average share	$.82	$.81	$1.62	$1.69
Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	84,411	78,030	83,947	77,425
Dilutive shares for long-term compensation plans	1,394	1,252	1,507	1,151

Diluted shares for net income calculations	85,805	79,282	85,454	78,576
Weighted average common units	3,671	3,665	3,684	3,698

Diluted shares for Funds from operations calculations	89,476	82,947	89,138	82,274

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

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Part II:   Other Information

Item 1.	Legal Proceedings None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities None.

Item 3.	Defaults upon Senior Securities None.

Item 4.
Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Shareholders of the Trust, held on May 5, 2004, the following matters were approved by the requisite vote of the Shareholders, as follows:

1. Management’s nominees, M. Leanne Lachman and J. Anthony Hayden, were elected to fill the two available positions as Class I trustees. Voting (expressed in number of shares) was as follows: Ms. Lachman: 70,093,787 for, 7,177,533 against or withheld and no abstentions or broker non-votes; and Mr. Hayden: 76,330,932 for, 940,388 against or withheld and no abstentions or broker non-votes.

2. The Shareholders approved a proposal to amend the Declaration of Trust of the Trust to amend and restate in its entirety Article VII of the Declaration of Trust, which relates to certain ownership limitations restricting the number of the Trust’s shares of beneficial interest that may be held by a shareholder. Voting (expressed in number of shares) was as follows: 68,401,245 for, 750,527 against and 8,119,548 abstentions or broker non-votes.

3. The Shareholders did not approve a proposal to amend Sections 6.2, 6.3 and 10.1(d) of the Declaration of Trust to make clear that, in accordance with Maryland law, the Board of Trustees may increase or decrease the number of authorized common shares or preferred shares, or alter the designation of or classify or reclassify any unissued common shares or preferred shares. Voting (expressed in number of shares) was as follows: 52,037,969 for, 17,038,423 against and 8,194,930 abstentions or broker non-votes.

4. The Shareholders approved a proposal to amend the Liberty Property Trust Amended and Restated Share Incentive Plan, including an amendment to increase the number of shares available for awards thereunder by 1,500,000 shares to 11,426,256 shares. Voting (expressed in number of shares) was as follows: 56,328,004 for, 12,813,781 against and 8,129,535 abstentions or broker non-votes.

Item 5.	Other Information None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

	3.1*	Articles of Amendment to Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004.

	3.2*	Restatement of Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004.

	10.1*+	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of March 23, 2004.

	31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

	31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

On April 27, 2004, the Registrants furnished to the SEC Current Report on Form 8-K reporting Item 12 and containing as an Exhibit the Press Release dated April 26, 2004 issued by Liberty Property Trust and Liberty Property Limited Partnership.

* Filed herewith + Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 5, 2004

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 5, 2004

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust General Partner

/s/ WILLIAM P. HANKOWSKY	August 5, 2004

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 5, 2004

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Amendment to Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004.

3.2	Restatement of Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004.

10.1+	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of March 23, 2004.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

+ Compensatory plan or arrangement