Form 10-Q
period 2005-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2005-08-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

500 Chesterfield Parkway
Malvern, Pennsylvania	19355

(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code	(610) 648-1700
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days. Yes ✓ NO
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ NO
On August 5, 2005, 87,764,993 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2005

CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$636,513	$625,035
Building and improvements	3,740,516	3,629,508
Less accumulated depreciation	(738,391)	(695,410)

Operating real estate	3,638,638	3,559,133

Development in progress	223,976	81,099
Land held for development	163,424	171,122

Net real estate	4,026,038	3,811,354

Cash and cash equivalents	50,991	33,667
Restricted cash	24,875	34,626
Accounts receivable	15,610	21,502
Deferred rent receivable	70,083	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $102,556; 2004, $91,117)	118,266	107,148
Investments in unconsolidated joint ventures	33,336	24,372
Prepaid expenses and other assets	32,887	63,630

Total assets	$4,372,086	$4,162,827

LIABILITIES
Mortgage loans	$281,815	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	232,000	312,000
Accounts payable	27,325	24,288
Accrued interest	35,576	34,994
Dividend payable	55,435	54,485
Other liabilities	116,391	111,764

Total liabilities	2,503,542	2,358,702

Minority interest	244,851	207,866

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 87,427,370 (includes 59,100 in treasury) and 85,734,136 (includes 59,100 in treasury) shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	87	86
Additional paid-in capital	1,769,953	1,708,573
Accumulated other comprehensive income	14,687	25,105
Unearned compensation	(10,269)	(6,846)
Distributions in excess of net income	(149,438)	(129,332)
Common shares in treasury, at cost, 59,100 shares as of June 30, 2005 and December 31, 2004	(1,327)	(1,327)

Total shareholders’ equity	1,623,693	1,596,259

Total liabilities and shareholders’ equity	$4,372,086	$4,162,827

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2005	June 30, 2004
OPERATING REVENUE
Rental	$129,749	$117,426
Operating expense reimbursement	48,522	43,190

Total operating revenue	178,271	160,616

OPERATING EXPENSE
Rental property	35,056	32,610
Real estate taxes	17,031	15,146
General and administrative	9,390	7,990
Depreciation and amortization	37,556	33,357

Total operating expenses	99,033	89,103

Operating income	79,238	71,513

OTHER INCOME (EXPENSE)
Interest and other income	2,174	672
Interest expense	(33,773)	(29,804)

Total other income (expense)	(31,599)	(29,132)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	47,639	42,381

Loss on property dispositions, including impairment	(4,524)	(78)
Income taxes	(911)	(458)
Minority interest	(5,049)	(4,540)
Equity in earnings (loss) of unconsolidated joint ventures	182	(125)

Income from continuing operations	37,337	37,180

Discontinued operations, net of minority interest (including net gain on property dispositions of $7,244 and $0 for the three months ended June 30, 2005 and 2004)	7,220	176

Net income	$44,557	$37,356

Earnings per common share
Basic:
Income from continuing operations	$0.43	$0.44
Income from discontinued operations	0.08	—

Income per common share – basic	$0.51	$0.44

Diluted:
Income from continuing operations	$0.43	$0.44
Income from discontinued operations	0.08	—

Income per common share – diluted	$0.51	$0.44

Distributions per common share	$0.61	$0.605

Weighted average number of common shares outstanding
Basic	86,685	84,411
Diluted	88,134	85,805
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING REVENUE
Rental	$250,718	$231,477
Operating expense reimbursement	98,025	88,652

Total operating revenue	348,743	320,129

OPERATING EXPENSE
Rental property	73,216	66,778
Real estate taxes	32,953	30,665
General and administrative	17,687	16,461
Depreciation and amortization	72,323	65,006

Total operating expenses	196,179	178,910

Operating income	152,564	141,219

OTHER INCOME (EXPENSE)
Interest and other income	3,657	3,410
Interest expense	(66,721)	(59,827)

Total other income (expense)	(63,064)	(56,417)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	89,500	84,802

Loss on property dispositions, including impairment	(4,929)	(408)
Income taxes	(1,445)	(847)
Minority interest	(9,286)	(9,122)
Equity in earnings (loss) of unconsolidated joint ventures	2,202	(530)

Income from continuing operations	76,042	73,895

Discontinued operations, net of minority interest (including net gain on property dispositions of $14,420 and $2,097 for the six months ended June 30, 2005 and 2004)	14,116	2,132

Net income	$90,158	$76,027

Earnings per common share
Basic:
Income from continuing operations	$0.88	$0.88
Income from discontinued operations	0.16	0.03

Income per common share – basic	$1.04	$0.91

Diluted:
Income from continuing operations	$0.87	$0.86
Income from discontinued operations	0.16	0.03

Income per common share – diluted	$1.03	$0.89

Distributions per common share	$1.22	$1.21

Weighted average number of common shares outstanding
Basic	86,278	83,947
Diluted	87,716	85,454
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES
Net income	$90,158	$76,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,155	67,020
Amortization of deferred financing costs	2,344	1,935
Equity in earnings (loss) of unconsolidated joint ventures	(2,202)	530
Distributions from unconsolidated joint ventures	4,391	529
Minority interest in net income	9,858	9,215
Gain on property dispositions	(9,491)	(1,689)
Noncash compensation	2,214	1,417
Changes in operating assets and liabilities:
Restricted cash	8,519	(7,872)
Accounts receivable	5,803	(1,133)
Deferred rent receivable	(3,555)	(5,255)
Prepaid expenses and other assets	5,693	(801)
Accounts payable	3,084	14,891
Accrued interest	582	38
Other liabilities	5,817	(4,250)

Net cash provided by operating activities	196,370	150,602

INVESTING ACTIVITIES
Investment in properties	(192,217)	(51,965)
Investment in unconsolidated joint ventures	(13,034)	(1,520)
Proceeds from disposition of properties/land	89,749	8,739
Investment in development in progress	(72,975)	(48,847)
Investment in land held for development	(58,774)	(18,607)
Increase in deferred leasing costs	(24,232)	(10,461)

Net cash used in investing activities	(271,483)	(122,661)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	49,281	51,611
Net proceeds from the issuance of preferred units	42,889	—
Net proceeds from issuance of unsecured notes	296,424	—
Proceeds from mortgage loans	—	7,723
Repayments of mortgage loans	(96,656)	(10,043)
Proceeds from credit facility	339,550	151,756
Repayments on credit facility	(419,550)	(99,756)
Decrease (increase) in deferred financing costs	1,823	(506)
Distributions to minority interests	(3,710)	—
Distributions paid on common shares	(105,035)	(101,088)
Distributions paid on units	(9,866)	(10,533)

Net cash provided by (used in) financing activities	95,150	(10,836)

Increase in cash and cash equivalents	20,037	17,105
(Decrease) increase related to foreign currency translation	(2,713)	370
Cash and cash equivalents at beginning of period	33,667	21,809

Cash and cash equivalents at end of period	$50,991	$39,284

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$19,959	$1,075
Acquisition of properties	(17,183)	(11,305)
Assumption of mortgage loans	17,183	11,305
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements of Liberty Property Trust (the “Trust”) and its subsidiaries, including Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, the Operating Partnership and their respective subsidiaries are referred to collectively as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2005 and 2004 (in thousands except per share amounts):

	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$37,337	86,685	$0.43	$37,180	84,411	$0.44

Dilutive shares for long-term compensation plans	—	1,449		—	1,394

Diluted income from continuing operations
Income from continuing operations and assumed conversions	37,337	88,134	$0.43	37,180	85,805	$0.44

Basic income from discontinued operations
Discontinued operations net of minority interest	7,220	86,685	$0.08	176	84,411	$—

Dilutive shares for long-term compensation plans	—	1,449		—	1,394

Diluted income from discontinued operations
Discontinued operations net of minority interest	7,220	88,134	$0.08	176	85,805	$—

Basic income per common share
Net income	44,557	86,685	$0.51	37,356	84,411	$0.44

Dilutive shares for long-term compensation plans	—	1,449		—	1,394

Diluted income per common share
Net income and assumed conversions	$44,557	88,134	$0.51	$37,356	85,805	$0.44

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$76,042	86,278	$0.88	$73,895	83,947	$0.88

Dilutive shares for long-term compensation plans	—	1,438		—	1,507

Diluted income from continuing operations
Income from continuing operations and assumed conversions	76,042	87,716	$0.87	73,895	85,454	$0.86

Basic income from discontinued operations
Discontinued operations net of minority interest	14,116	86,278	$0.16	2,132	83,947	$0.03

Dilutive shares for long-term compensation plans	—	1,438		—	1,507

Diluted income from discontinued operations
Discontinued operations net of minority interest	14,116	87,716	$0.16	2,132	85,454	$0.03

Basic income per common share
Net income	90,158	86,278	$1.04	76,027	83,947	$0.91

Dilutive shares for long-term compensation plans	—	1,438		—	1,507

Diluted income per common share
Net income and assumed conversions	$90,158	87,716	$1.03	$76,027	85,454	$0.89

Stock Based Compensation
At June 30, 2005, the Company had a share-based employee compensation plan. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amount).

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$44,557	$37,356	$90,158	$76,027
Add: Share-based employee compensation expense included in reported net income	156	83	258	120
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(163)	(278)	(388)	(588)

Pro forma net income	$44,550	$37,161	$90,028	$75,559

Income per common share:
Basic – as reported	$0.51	$0.44	$1.04	$0.91
Basic – pro forma	$0.51	$0.44	$1.04	$0.90

Diluted – as reported	$0.51	$0.44	$1.03	$0.89
Diluted – pro forma	$0.51	$0.43	$1.03	$0.88

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive loss was $8.2 million for the three months ended June 30, 2005 and was $1.3 million for the three months ended June 30, 2004. Other comprehensive loss was $10.4 million for the six months ended June 30, 2005 and other comprehensive income was $3.2 million for the same period in 2004. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income. The cumulative translation adjustments generally are recognized when funds are repatriated to the United States.
Note 2: Organization
The Trust is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership. The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.1% and 95.9% of the common equity of the Operating Partnership at June 30, 2005 and 2004 respectively. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.
Note 3: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent
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

For the Three Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$54,352	$9,977	$22,155	$30,187	$30,740	$24,317	$6,543	$178,271
Rental property expenses and real estate taxes	13,805	3,271	5,977	10,910	9,028	7,840	1,256	52,087

Property level operating income	$40,547	$6,706	$16,178	$19,277	$21,712	$16,477	$5,287	$126,184

Interest and other income								2,174
Interest expense								(33,773)
General and administrative								(9,390)
Depreciation and amortization								(37,556)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								47,639
Loss on property dispositions, including impairment								(4,524)
Income taxes								(911)
Minority interest								(5,049)
Equity in earnings (loss) of unconsolidated joint ventures								182
Discontinued operations, net of minority interest								7,220

Net income								$44,557

For the Three Months Ended June 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$48,876	$8,553	$17,938	$28,640	$29,218	$22,363	$5,028	$160,616
Rental property expenses and real estate taxes	13,292	2,943	5,220	10,410	8,142	6,927	822	47,756

Property level operating income	$35,584	$5,610	$12,718	$18,230	$21,076	$15,436	$4,206	$112,860

Interest and other income								672
Interest expense								(29,804)
General and administrative								(7,990)
Depreciation and amortization								(33,357)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								42,381
Gain on property dispositions								(78)
Income taxes								(458)
Minority interest								(4,540)
Equity in earnings (loss) of unconsolidated joint ventures								(125)
Discontinued operations, net of minority interest								176

Net income								$37,356

For the Six Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$102,087	$19,825	$43,460	$59,974	$62,939	$48,732	$11,726	$348,743
Rental property expenses and real estate taxes	29,458	7,049	11,761	21,907	18,481	15,124	2,389	106,169

Property level operating income	$72,629	$12,776	$31,699	$38,067	$44,458	$33,608	$9,337	$242,574

Interest and other income								3,657
Interest expense								(66,721)
General and administrative								(17,687)
Depreciation and amortization								(72,323)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								89,500
Loss on property dispositions, including impairment								(4,929)
Income taxes								(1,445)
Minority interest								(9,286)
Equity in earnings (loss) of unconsolidated joint ventures								2,202
Discontinued operations, net of minority interest								14,116

Net income								$90,158

For the Six Months Ended June 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$94,688	$17,347	$36,460	$58,529	$58,574	$45,015	$9,516	$320,129
Rental property expenses and real estate taxes	27,472	6,166	10,897	20,956	16,457	13,546	1,949	97,443

Property level operating income	$67,216	$11,181	$25,563	$37,573	$42,117	$31,469	$7,567	$222,686

Interest and other income								3,410
Interest expense								(59,827)
General and administrative								(16,461)
Depreciation and amortization								(65,006)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								84,802
Gain on property dispositions								(408)
Income taxes								(847)
Minority interest								(9,122)
Equity in earnings (loss) of unconsolidated joint ventures								(530)
Discontinued operations, net of minority interest								2,132

Net income								$76,027

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets"
In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and six months ended June 30, 2005 were $63.7 million and $93.0 million as compared to $0 and $5.5 million for the same periods in 2004. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$941	$2,638	$2,789	$5,380
Operating expenses	(84)	(1,039)	(864)	(1,987)
Interest expense	(431)	(634)	(930)	(1,346)
Depreciation and amortization	(159)	(781)	(727)	(1,919)

Income before minority interest	$267	$184	$268	$128

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.
In accordance with SFAS No. 144, during the three months ended June 30, 2005, the Company recognized a $4.5 million impairment loss on a portfolio of properties. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value.
Note 5: Preferred Units
On June 16, 2005, the Company redeemed for $20.0 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units and issued $20.0 million of 7.0% Series E Cumulative Redeemable Preferred Units. The redemption resulted in a $0.5 million write off of Series C issuance costs.
On June 30, 2005, the Company raised $44.0 million through a private placement of 6.65% Series F Cumulative Redeemable Preferred Units. The proceeds from this offering were used to pay down the outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Note 6: Impact of Recently Issued Accounting Standards
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-5). The effective date for Issue 04-5 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. The adoption of the provisions of EITF 04-5 is not anticipated to have a material impact on the Company’s financial position or results of operations.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$636,513	$625,035
Building and improvements	3,740,516	3,629,508
Less accumulated depreciation	(738,391)	(695,410)

Operating real estate	3,638,638	3,559,133

Development in progress	223,976	81,099
Land held for development	163,424	171,122

Net real estate	4,026,038	3,811,354

Cash and cash equivalents	50,991	33,667
Restricted cash	24,875	34,626
Accounts receivable	15,610	21,502
Deferred rent receivable	70,083	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $102,556; 2004, $91,117)	118,266	107,148
Investments in unconsolidated joint ventures	33,336	24,372
Prepaid expenses and other assets	32,887	63,630

Total assets	$4,372,086	$4,162,827

LIABILITIES
Mortgage loans	$281,815	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	232,000	312,000
Accounts payable	27,325	24,288
Accrued interest	35,576	34,994
Distribution payable	55,435	54,485
Other liabilities	116,391	111,764

Total liabilities	2,503,542	2,358,702

Minority interest	625	3,980

OWNERS’ EQUITY
General partner’s equity – common units	1,623,693	1,596,259
Limited partners’ equity – preferred units	178,859	135,471
– common units	65,367	68,415

Total owners’ equity	1,867,919	1,800,145

Total liabilities and owners’ equity	$4,372,086	$4,162,827

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts

	Three Months Ended
	June 30, 2005	June 30, 2004
OPERATING REVENUE
Rental	$129,749	$117,426
Operating expense reimbursement	48,522	43,190

Total operating revenue	178,271	160,616

OPERATING EXPENSE
Rental property	35,056	32,610
Real estate taxes	17,031	15,146
General and administrative	9,390	7,990
Depreciation and amortization	37,556	33,357

Total operating expenses	99,033	89,103

Operating income	79,238	71,513

OTHER INCOME (EXPENSE)
Interest and other income	2,174	672
Interest expense	(33,773)	(29,804)

Total other income (expense)	(31,599)	(29,132)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	47,639	42,381

Loss on property dispositions, including impairment	(4,524)	(78)
Income taxes	(911)	(458)
Minority interest	(368)	166
Equity in earnings (loss) of unconsolidated joint ventures	182	(125)

Income from continuing operations	42,018	41,886

Discontinued operations (including net gain on property dispositions of $7,244 and $0 for the three months ended June 30, 2005 and 2004)	7,511	184

Net income	49,529	42,070

Preferred unit distributions	(2,663)	(3,104)
Excess of preferred unit redemption over caring amount	(500)	—

Income available to common unitholders	$46,366	$38,966

Earnings per common unit
Basic:
Income from continuing operations	$0.43	$0.44
Income from discontinued operations	0.08	—

Income per common unit – basic	$0.51	$0.44

Diluted:
Income from continuing operations	$0.43	$0.44
Income from discontinued operations	0.08	—

Income per common unit – diluted	$0.51	$0.44

Distributions per common unit	$0.61	$0.605

Weighted average number of common units outstanding
Basic	90,203	88,082
Diluted	91,651	89,476
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING REVENUE
Rental	$250,718	$231,477
Operating expense reimbursement	98,025	88,652

Total operating revenue	348,743	320,129

OPERATING EXPENSE
Rental property	73,216	66,778
Real estate taxes	32,953	30,665
General and administrative	17,687	16,461
Depreciation and amortization	72,323	65,006

Total operating expenses	196,179	178,910

Operating income	152,564	141,219

OTHER INCOME (EXPENSE)
Interest and other income	3,657	3,410
Interest expense	(66,721)	(59,827)

Total other income (expense)	(63,064)	(56,417)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	89,500	84,802

Loss on property dispositions, including impairment	(4,929)	(408)
Income taxes	(1,445)	(847)
Minority interest	(355)	297
Equity in earnings (loss) of unconsolidated joint ventures	2,202	(530)

Income from continuing operations	84,973	83,314

Discontinued operations (including net gain on property dispositions of $14,420 and $2,097 for the six months ended June 30, 2005 and 2004)	14,688	2,225

Net income	99,661	85,539

Preferred unit distributions	(5,339)	(6,208)
Excess of preferred unit redemption over caring amount	(500)	—

Income available to common unitholders	$93,822	$79,331

Earnings per common unit
Basic:
Income from continuing operations	$0.88	$0.88
Income from discontinued operations	0.16	0.03

Income per common unit – basic	$1.04	$0.91

Diluted:
Income from continuing operations	$0.87	$0.86
Income from discontinued operations	0.16	0.03

Income per common unit – diluted	$1.03	$0.89

Distributions per common unit	$1.22	$1.21

Weighted average number of common units outstanding
Basic	89,869	87,632
Diluted	91,308	89,139
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES
Net income	$99,661	$85,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,155	67,020
Amortization of deferred financing costs	2,344	1,935
Equity in earnings (loss) of unconsolidated joint ventures	(2,202)	530
Distributions from unconsolidated joint ventures	4,391	529
Minority interest in net income	355	(297)
Gain on property dispositions	(9,491)	(1,689)
Noncash compensation	2,214	1,417
Changes in operating assets and liabilities:
Restricted cash	8,519	(7,872)
Accounts receivable	5,803	(1,133)
Deferred rent receivable	(3,555)	(5,255)
Prepaid expenses and other assets	5,693	(801)
Accounts payable	3,084	14,891
Accrued interest	582	38
Other liabilities	5,817	(4,250)

Net cash provided by operating activities	196,370	150,602

INVESTING ACTIVITIES
Investment in properties	(192,217)	(51,965)
Investment in unconsolidated joint ventures	(13,034)	(1,520)
Proceeds from disposition of properties/land	89,749	8,739
Investment in development in progress	(72,975)	(48,847)
Investment in land held for development	(58,774)	(18,607)
Increase in deferred leasing costs	(24,232)	(10,461)

Net cash used in investing activities	(271,483)	(122,661)

FINANCING ACTIVITIES
Proceeds from the issuance of preferred units	42,889	—
Proceeds from issuance of unsecured notes	296,424	—
Proceeds from mortgage loans	—	7,723
Repayments of mortgage loans	(96,656)	(10,043)
Proceeds from credit facility	339,550	151,756
Repayments on credit facility	(419,550)	(99,756)
Increase in deferred financing costs	1,823	(506)
Capital contributions	49,281	51,611
Distributions to partners	(118,611)	(111,621)

Net cash provided by (used in) financing activities	95,150	(10,836)

Increase in cash and cash equivalents	20,037	17,105
(Decrease) increase related to foreign currency translation	(2,713)	370
Cash and cash equivalents at beginning of period	33,667	21,809

Cash and cash equivalents at end of period	$50,991	$39,284

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$19,959	$1,075
Acquisition of properties	(17,183)	(11,305)
Assumption of mortgage loans	17,183	11,305
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements of Liberty Property Limited Partnership (the “Operating Partnership”) and its direct and indirect subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Liberty Property Trust (the “Trust”) and the Operating Partnership for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit for the three and six months ended June 30, 2005 and June 30, 2004 (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$42,018			$41,886
Less: Preferred unit distributions	(2,663)			(3,104)
Excess of preferred unit redemption over carrying amount	(500)			—

Basic income from continuing operations
Income from continuing operations available to common unitholders	38,855	90,203	$0.43	38,782	88,082	$0.44

Dilutive units for long-term compensation plans	—	1,448		—	1,394

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	38,855	91,651	$0.43	38,782	89,476	$0.44

Basic income from discontinued operations
Discontinued operations	7,511	90,203	$0.08	184	88,082	$—

Dilutive units for long-term compensation plans	—	1,448		—	1,394

Diluted income from discontinued operations
Discontinued operations	7,511	91,651	$0.08	184	89,476	$—

Basic income per common unit
Income available to common unitholders	46,366	90,203	$0.51	38,966	88,082	$0.44

Dilutive units for long-term compensation plans	—	1,488		—	1,394

Diluted income per common unit
Income available to common unitholders and assumed conversions	$46,366	91,651	$0.51	$38,966	89,476	$0.44

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$84,973			$83,314
Less: Preferred unit distributions	(5,339)			(6,208)
Excess of preferred unit redemption over caring amount	(500)			—

Basic income from continuing operations
Income from continuing operations available to common unitholders	79,134	89,869	$0.88	77,106	87,632	$0.88

Dilutive units for long-term compensation plans	—	1,439		—	1,507

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	79,134	91,308	$0.87	77,106	89,139	$0.86

Basic income from discontinued operations
Discontinued operations	14,688	89,869	$0.16	2,225	87,632	$0.03

Dilutive units for long-term compensation plans	—	1,439		—	1,507

Diluted income from discontinued operations
Discontinued operations	14,688	91,308	$0.16	2,225	89,139	$0.03

Basic income per common unit
Income available to common unitholders	93,822	89,869	$1.04	79,331	87,632	$0.91

Dilutive units for long-term compensation plans	—	1,439		—	1,507

Diluted income per common unit
Income available to common unitholders and assumed conversions	$93,822	91,308	$1.03	$79,331	89,139	$0.89

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a component of owners’ equity. Other comprehensive loss was $8.2 million for the three months ended June 30, 2005 and was $1.3 million for the three months ended June 30, 2004. Other comprehensive loss was $10.4 million for the six months ended June 30, 2005 and other comprehensive income was $3.2 million for the same period in 2004. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income. The cumulative translation adjustments generally are recognized when funds are repatriated to the United States.
Note 2: Organization
The Trust, the general partner of Liberty Property Limited Partnership, is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, the Operating Partnership and their respective subsidiaries are referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.1% and 95.9% of the common equity of the Operating Partnership at June 30, 2005 and 2004 respectively. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States.

Note 3: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent
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

For the Three Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$54,352	$9,977	$22,155	$30,187	$30,740	$24,317	$6,543	$178,271
Rental property expenses and real estate taxes	13,805	3,271	5,977	10,910	9,028	7,840	1,256	52,087

Property level operating income	$40,547	$6,706	$16,178	$19,277	$21,712	$16,477	$5,287	$126,184

Interest and other income								2,174
Interest expense								(33,773)
General and administrative								(9,390)
Depreciation and amortization								(37,556)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								47,639
Loss on property dispositions								(4,524)
Income taxes								(911)
Minority interest								(368)
Equity in earnings (loss) of unconsolidated joint ventures								182
Discontinued operations								7,511
Preferred unit distributions								(2,663)
Excess of preferred unit redemption on carrying amount								(500)

Income available to common unitholders								$46,366

For the Three Months Ended June 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$48,876	$8,553	$17,938	$28,640	$29,218	$22,363	$5,028	$160,616
Rental property expenses and real estate taxes	13,292	2,943	5,220	10,410	8,142	6,927	822	47,756

Property level operating income	$35,584	$5,610	$12,718	$18,230	$21,076	$15,436	$4,206	$112,860

Interest and other income								672
Interest expense								(29,804)
General and administrative								(7,990)
Depreciation and amortization								(33,357)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								42,381
Gain on property dispositions								(78)
Income taxes								(458)
Minority interest								166
Equity in earnings (loss) of unconsolidated joint ventures								(125)
Discontinued operations								184
Preferred unit distributions								(3,104)

Income available to common unitholders								$38,966

For the Six Months Ended June 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$102,087	$19,825	$43,460	$59,974	$62,939	$48,732	$11,726	$348,743
Rental property expenses and real estate taxes	29,458	7,049	11,761	21,907	18,481	15,124	2,389	106,169

Property level operating income	$72,629	$12,776	$31,699	$38,067	$44,458	$33,608	$9,337	$242,574

Interest and other income								3,657
Interest expense								(66,721)
General and administrative								(17,687)
Depreciation and amortization								(72,323)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								89,500
Loss on property dispositions								(4,929)
Income taxes								(1,445)
Minority interest								(355)
Equity in earnings (loss) of unconsolidated joint ventures								2,202
Discontinued operations								14,688
Preferred unit distributions								(5,339)
Excess of preferred unit redemption over carrying amount								(500)

Income available to common unitholders								$93,822

For the Six Months Ended June 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$94,688	$17,347	$36,460	$58,529	$58,574	$45,015	$9,516	$320,129
Rental property expenses and real estate taxes	27,472	6,166	10,897	20,956	16,457	13,546	1,949	97,443

Property level operating income	$67,216	$11,181	$25,563	$37,573	$42,117	$31,469	$7,567	$222,686

Interest and other income								3,410
Interest expense								(59,827)
General and administrative								(16,461)
Depreciation and amortization								(65,006)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								84,802

For the Six Months Ended June 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Gain on property dispositions								(408)
Income taxes								(847)
Minority interest								297
Equity in earnings (loss) of unconsolidated joint ventures								(530)
Discontinued operations								2,225
Preferred unit distributions								(6,208)

Income available to common unitholders								$79,331

Note 4: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, net income and gain/(loss) on the disposition of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and six months ended June 30, 2005 were $63.7 million and $93.0 million as compared to $0 and $5.5 million for the same periods in 2004. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$941	$2,638	$2,789	$5,380
Operating expenses	(84)	(1,039)	(864)	(1,987)
Interest expense	(431)	(634)	(930)	(1,346)
Depreciation and amortization	(159)	(781)	(727)	(1,919)

Income	$267	$184	$268	$128

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.
In accordance with SFAS No. 144, during the three months ended June 30, 2005, the Company recognized a $4.5 million impairment loss on a portfolio of properties. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows to be generated by the properties to the carrying value.
Note 5: Preferred Units
On June 16, 2005, the Company redeemed for $20.0 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units and issued $20.0 million of 7.0% Series E Cumulative Redeemable Preferred Units. The redemption resulted in a $0.5 million write off of Series C issuance costs.
On June 30, 2005, the Company raised $44.0 million through a private placement of 6.65% Series F Cumulative Redeemable Preferred Units. The proceeds from this offering were used to pay down the outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.

Note 6: Impact of Recently Issued Accounting Standards
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-5). The effective date for Issue 04-5 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. The adoption of the provisions of EITF 04-5 is not anticipated to have a material impact on the Company’s financial position or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company has an ownership interest in and operates 444 industrial and 287 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States (the “Properties in Operation”) totaling 63.1 million square feet. In addition, as of June 30, 2005, the Company had 25 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owned 1,607 acres of land, substantially all of which is zoned for commercial use. Included within the 444 industrial properties above are 27 properties comprising 3.2 million square feet and included within the land above are 268 acres of developable land all owned by unconsolidated joint ventures.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties which it believes will create long-term value, and disposes of Properties which no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.
In 2005, the Company continued to experience the effects of the generally slow real estate economy that has persisted since 2002. This economy has presented a particularly difficult real estate market for landlords. These circumstances impacted many aspects of the Company’s business.
Revenue from the Properties in Operation, which represent over 95% of the Company’s revenue, was subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs. In the face of these conditions, the Company successfully leased 4.1 million square feet during the three months ended June 30, 2005 and attained occupancy of 89.9% as of that date, which it believes represents performance which is substantially better than market. The Company believes that these trends for the Properties in Operation (i.e., oversupply of leaseable space, downward pressure on rents, upward pressure on transaction costs), which have persisted in 2003 and 2004, will continue in the aggregate for the remainder of 2005, notwithstanding improvements in some markets. Although rental rates in certain markets are starting to stabilize and there will be selected increases in rents on renewal or replacement leases, we believe generally rents on renewal or replacement leases for 2005 will be less than rents on expiring leases.
Conditions in 2005 for the acquisition of properties continue to be very competitive. During the second quarter of 2005, however, the Company acquired nine buildings representing 1.4 million square feet and a total investment of $123.5 million. From January 1, 2005 through June 30, 2005, the Company invested $188.1 million in fourteen buildings representing 2.3 million square feet of operating properties. These acquisitions generally served to increase the presence or balance the product mix in markets the Company believes to have significant potential. For 2005, the Company believes that the level of property acquisitions will be in the $200 to $300 million range and certain of the acquired properties will be either vacant or underleased. The Company believes that these properties are attractively priced and will positively contribute to earnings upon lease up and stabilization.
Dispositions of Properties which no longer fit within the Company’s strategic objectives or in situations where the Company can optimize cash proceeds have continued in 2005. During the second quarter of 2005, the Company realized proceeds of $63.7 million from the sale of six operating properties representing 420,000 square feet. From January 1, 2005 through June 30, 2005, the Company realized in the aggregate proceeds of $93.0 million from the sale of eight operating properties representing 715,000 square feet. The Company anticipates that dispositions will be in the $75 to $150 million range for 2005. In addition, during the three months ended March 31, 2005, an unconsolidated joint venture in which the Company has a 25% interest sold three properties representing 397,000 square feet for proceeds to the joint venture of $21.1 million.
In 2005, the Company continued to pursue development opportunities. During the second quarter of 2005, the Company brought into service four development properties representing 227,000 square feet and a Total Investment of $22.5 million and initiated $109.5 million in real estate development. As of June 30, 2005, the total project cost of the development properties is expected to be $737.2 million. The Company believes that in 2005 build-to-suit activity will continue and that conditions in certain markets may continue to support the initiation of inventory projects (i.e., projects that are less than 75% leased prior to the commencement of construction). During the second quarter of 2005, the Company continued construction of a 1.2 million square foot office tower (Comcast Center) in Philadelphia’s central business district. Comcast Corporation has signed a lease for 534,000 square feet of space in this office tower. As of June 30, 2005, the total project cost to be incurred by Liberty is expected to be $437 million.
The composition of the Company’s Properties in Operation as of June 30, 2005 and 2004 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
Industrial-Distribution	$4.27	$4.33	29,802	25,463	91.1%	92.7%
Industrial-Flex	$8.71	$8.81	13,330	13,487	90.8%	90.1%
Office	$14.11	$14.32	20,001	18,969	87.6%	89.9%

	$8.25	$8.59	63,133	57,919	89.9%	91.2%

Geographic segment data for the three months ended June 30, 2005 and 2004 are included in Note 3 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts, impairment of real estate and intangibles. During the three months ended June 30, 2005, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2005 with the results of operations of the Company for the three and six months ended June 30, 2004. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2005 and 2004, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2005 to Three and Six Months Ended June 30, 2004.
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2005 increased to $4,334.9 million from $3,993.9 million at June 30, 2004 and for the six months ended June 30, 2005 increased to $4,308.1 million from $3,970.7 million at June 30, 2004. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $178.3 million for the three months ended June 30, 2005 from $160.6 million for the three months ended June 30, 2004 and increased to $348.7 million for the six months ended June 30, 2005 from $320.1 million for the six months ended June 30, 2004. The $17.7 million increase during the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to the net increase in investment in operating real estate. “Termination Fees” which totaled $11.7 million for the three months ended June 30, 2005 as compared to $4.4 million for the same period in 2004 accounted for $7.3 million of the increase. The $28.6 million increase during the six month ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to the net increase in investment in real estate. “Termination Fees” which totaled $13.7 million for the six months ended June 30, 2005 as compared to $6.2 million for the six months ended June 30, 2004 accounted for $7.5 million of the increase. “Termination Fees” are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 3 to the Company’s financial statements). The following table identifies changes in reportable segments:
Property level operating income:

	Three Months Ended				Six Months Ended
	June 30 ,2005	June 30, 2004	% inc (dec)		June 30, 2005	June 30, 2004	% inc (dec)
Delaware Valley
– SE Pennsylvania	$40,547	$35,584	13.9%	(1)	$72,629	$67,216	8.1%	(1)
– Other	6,706	5,610	19.5%	(2)	12,776	11,181	14.3%	(2)
Midwest
– Lehigh Valley	16,178	12,718	27.2%	(3)	31,699	25,563	24.0%	(3)
– Other	19,277	18,230	5.7%		38,067	37,573	1.3%
Mid-Atlantic	21,712	21,076	3.0%		44,458	42,117	5.6%
Florida	16,477	15,436	6.7%		33,608	31,469	6.8%
United Kingdom	5,287	4,206	25.7%	(4)	9,337	7,567	23.4%	(4)

Totals	$126,184	$112,860	11.8%		$242,574	$222,686	8.9%

(1)	The increases for both the three and six month periods ended June 30, 2005 versus the three and six months ended June 30, 2004 are primarily due to Termination Fees accepted in the three months ended June 30, 2005 of $8.9 million versus $4.1 million for the same period of 2004.

(2)	The increases for both the three and six month periods ended June 30, 2005 versus the three and six months ended June 30, 2004 are primarily due to an increase in occupancy and increased investment in operating real estate for the respective periods.

(3)	The increases for both the three and six month periods ended June 30, 2005 versus the three and six months ended June 30, 2004 are due to increased investment in operating real estate for the respective periods.

(4)	The increases for both the three and six month periods ended June 30, 2005 versus the three and six months ended June 30, 2004 are primarily due to Termination Fees accepted in the three months ended June 30, 2005 of $1.6 million versus $0 for the same period of 2004.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $105.8 million for the three months ended June 30, 2005 from $106.9 million for the three months ended June 30 2004, on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and decreased to $104.2 million for the three months ended June 30, 2005 from $103.9 million for the three months ended June 30, 2004 on a cash basis. These decreases are primarily due to a decrease in occupancy.
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $212.6 million for the six months ended June 30, 2005 from $214.9 million for the six months ended June 30, 2004 on a straight line basis and remained flat at $209.1 million for the six months ended June 30, 2005 and June 30, 2004 on a cash basis. The decrease in Same Store performance on a straight line basis is primarily due to a decrease in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered, by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 654 properties totaling approximately 52.2 million square feet owned since January 1, 2004.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2005 and 2004. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Resource section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2005
Same Store:
Rental revenue	$108,862	$111,449	$219,739	$222,814

Operating expenses:
Rental property expense	33,069	32,078	69,860	65,943
Real estate taxes	15,856	14,863	30,585	30,033
Operating expense recovery	(45,896)	(42,384)	(93,266)	(88,063)

Unrecovered operating expenses	3,029	4,557	7,179	7,913

Property level operating income	105,833	106,892	212,560	214,901
Less straight line rent	1,643	3,041	3,466	5,801

Cash basis property level operating income	$104,190	$103,851	$209,094	$209,100

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$105,833	$106,892	$212,560	$214,901
Property level operating income – properties purchased or developed subsequent to January 1, 2004	8,605	1,545	16,269	1,542
Termination fees	11,746	4,423	13,745	6,243
General and administrative expense	(9,390)	(7,990)	(17,687)	(16,461)
Deprecation and amortization expense	(37,556)	(33,357)	(72,323)	(65,006)
Other income (expense)	(31,599)	(29,132)	(63,064)	(56,417)
Loss on property dispositions, including impairment	(4,524)	(78)	(4,929)	(408)
Income taxes	(911)	(458)	(1,445)	(847)
Minority interest	(5,049)	(4,540)	(9,286)	(9,122)
Equity in earnings (loss) of unconsolidated joint ventures	182	(125)	2,202	(530)
Discontinued operations, net of minority interest	7,220	176	14,116	2,132

Net income	$44,557	$37,356	$90,158	$76,027

General and administrative expenses increased to $9.4 million for the three months ended June 30, 2005 from $8.0 million for the three months ended June 30, 2004 and increased to $17.7 million for the six months ended June 30, 2005 from $16.5 million for the six months ended June 30, 2004. Increases in salaries related to increases in personnel consistent with the increase in the number of properties and the size of the Company were offset by decreases in costs relating to the Company’s investment in its enterprise resource planning software.
Depreciation and amortization increased to $37.6 million for the three months ended June 30, 2005 from $33.4 million for the three months ended June 30, 2004 and increased to $72.3 million for the six months ended June 20, 2005 from $65.0 million for the six months ended June 30, 2004. The increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a relatively shorter period than buildings and improvements.
Interest expense increased to $33.8 million for the three months ended June 30, 2005 from $29.8 million for the three months ended June 30, 2004 and increased to $66.7 million for the six months ended June 30, 2005 from $59.8 million for the six months ended June 30, 2004. These increases were due to an increase in the average debt outstanding for the respective periods, which was $2,260.7 million for the three months ended June 30, 2005 as compared to $1,930.5 million for the three months ended June 30, 2004 and $2,218.2 million for the six months ended June 30, 2005 as compared to $1,915.6 million for the six months ended June 30, 2004. The effect of the increases in the average debt outstanding was offset by decreases in the weighted average interest rates for the periods to 6.61% for the three months ended June 30, 2005 from 6.75% in 2004 and to 6.60% for the six months ended June 30, 2005 from 6.78% for the six months ended June 30, 2004.
Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the three months ended June 30, 2005 was $4.3 million as compared to $3.1 million for the three months ended June 30, 2004 and was $7.9 million for the six months ended June 30, 2005 compared to $6.2 million for the same period in 2004. Capitalized development related salaries and benefits historically represent approximately 1% of the cost of developed properties brought into service.
Income from discontinued operations increased to $7.2 million from $0.2 million for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 and increased to $14.1 million from $2.1 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. The increase for both comparable periods is due to an increase in the level of property sales during the respective periods. For the three month period ended June 30, 2005, there was an impairment charge of $4.5 million.
As a result of the foregoing, the Company’s net income increased to $44.6 million for the three months ended June 30, 2005 from $37.4 million for the three months ended June 30, 2004 and increased to $90.2 million for the six months ended June 30, 2005 from $76.0 million for the six months ended June 30, 2004.
Liquidity and Capital Resources
As of June 30, 2005, the Company had cash and cash equivalents of $75.9 million, including $24.9 million in restricted cash.
Net cash flow provided by operating activities increased to $196.4 million for the six months ended June 30, 2005 from $150.6 million for the six months ended June 30, 2004. This $45.8 million increase was due to increased cash flow from operating properties due to the greater number of properties owned in 2005 compared to 2004 and also due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash used in investing activities increased to $271.5 million for the six months ended June 30, 2005 from $122.7 million for the six months ended June 30, 2004. This $148.8 million increase primarily resulted from an increased investment in properties, land held for development, and development in progress compared to 2004 partially offset by an increase in proceeds from the disposition of properties and land.
Net cash provided by financing activities was $95.2 million for the six months ended June 30, 2005 compared to $10.8 million used for the six months ended June 30, 2004. This $106.0 million change was primarily due to the issuance of $300 million of unsecured notes in 2005 and the private placement of $44.0 million of 6.65% Series F Cumulative Redeemable Preferred Units, partially offset by net activity on the unsecured credit facility and the repayment of $96.7 million of mortgages. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the six months ended June 30, 2005, a significant portion of these activities were funded through a $450 million Credit Facility (the “$450 million Credit Facility”). The interest rate on borrowings under the credit facility fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $450 million Credit Facility is 70 basis points over LIBOR. The $450 million Credit Facility expires in January 2006, and has a one year extension option.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of June 30, 2005 the Company’s debt to gross assets ratio was 44.4%, and for the six months ended June 30, 2005, the earnings to fixed charge coverage ratio was 2.8x. Debt to gross assets equals total long-term debt and borrowings under the $450 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2005, $281.8 million in mortgage loans and $1,755.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.9%. The interest rates on $1,990.0 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. Interest rates on $46.8 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 6.1 years.
The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $450 million Credit Facility and the related weighted average interest rates as of June 30, 2005 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2005 (6 months)	$4,310	$53,880	$—	$—	$58,190	7.29%
2006	6,963	68,894	100,000	232,000	407,857	5.15%
2007	6,082	1,553	100,000	—	107,635	7.25%
2008	5,555	39,570	—	—	45,125	6.85%
2009	3,110	46,165	270,000	—	319,275	7.78%
2010	2,121	4,747	200,000	—	206,868	8.41%
2011	1,713	3,532	250,000	—	255,245	7.26%
2012	684	32,936	235,000	—	268,620	6.47%
2014	—	—	200,000	—	200,000	5.65%
2015	—	—	300,000	—	300,000	5.13%
2018	—	—	100,000	—	100,000	7.50%

	$30,538	$251,277	$1,755,000	$232,000	$2,268,815	6.54%

The Company anticipates that it will refinance or retire these maturities through its available source of capital.
General
The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company endeavors to maintain high occupancy levels while increasing rental rates.
The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2005 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2005 (6 months)	871	$4,264	853	$6,550	1,219	$15,740	2,943	$26,554
2006	3,635	14,021	2,211	19,891	1,511	21,503	7,357	55,415
2007	3,698	16,876	2,059	19,479	2,223	32,060	7,980	68,415
2008	4,538	18,913	2,104	19,818	2,684	40,420	9,326	79,151
2009	2,944	14,445	1,578	14,695	2,772	43,920	7,294	73,060
2010	1,407	7,936	1,176	11,446	1,825	28,969	4,408	48,351
Thereafter	10,065	53,640	2,127	24,109	5,287	92,377	17,479	170,126

TOTAL	27,158	$130,095	12,108	$115,988	17,521	$274,989	56,787	$521,072

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 4.5 million square feet of Properties under Development as of June 30, 2005 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
3rd Quarter 2005	221,603	—	35,157	256,760	95.3%	$19,259
4th Quarter 2005	1,149,600	—	100,000	1,249,600	98.2%	84,288
1st Quarter 2006	—	—	102,000	102,000	24.4%	15,618
2nd Quarter 2006	—	134,400	123,340	257,740	62.8%	38,464
3rd Quarter 2006	737,752	83,200	113,855	934,807	1.6%	58,827
4th Quarter 2006	—	93,600	93,515	187,115	3.6%	25,527
Thereafter	—	—	1,523,856	1,523,856	38.5%	495,251

TOTAL	2,108,955	311,200	2,091,723	4,511,878	50.2%	$737,234

The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $450 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of August 5, 2005, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $806.2 million in debt securities.
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity.

Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the three and six months ended June 30, 2005, and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2005	2004	2005	2004
Basic – Income available to common shareholders	$44,557	$37,356	$90,158	$76,027
Basic – income available to common shareholders per weighted average share	$.51	$.44	$1.04	$.91

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	286	558	652	1,444
Depreciation and amortization	37,085	33,474	71,783	65,486
(Gain) loss on property dispositions	(6,740)	78	(15,607)	(1,689)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,185)	(1,416)	(2,211)	(2,727)

Funds from operations available to common shareholders – basic	$74,003	$70,050	$144,775	$138,541

Basic Funds from operations available to common shareholders per weighted average share	$.85	$.83	$1.68	$1.65

Reconciliation of net income to FFO – diluted:
Diluted – income available to common shareholders	$44,557	$37,356	$90,158	$76,027
Diluted – income available to common shareholders per weighted Average share	$.51	$.44	$1.03	$.89

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	286	558	652	1,444
Depreciation and amortization	37,085	33,474	71,783	64,486
(Gain) loss on property dispositions	(6,740)	78	(15,607)	(1,689)
Minority interest less preferred share distributions	1,797	1,610	3,652	3,304

Funds from operations available to common shareholders – diluted	$76,985	$73,076	$150,638	$144,572

Diluted Funds from operations available to common shareholders per weighted average share	$.84	$.82	$1.65	$1.62

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	86,685	84,411	86,278	83,947
Dilutive shares for long term compensation plans	1,449	1,394	1,438	1,507

Diluted shares for net income calculations	88,134	85,805	87,716	85,454
Weighted average common units	3,517	3,671	3,592	3,684

Diluted shares for Funds from operations calculations	91,651	89,476	91,308	89,138

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information
Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On June 16, 2005 the Operating Partnership issued 400,000 7.0% Series E Cumulative Redeemable Preferred Units of Limited Partnership Interest (the Series E “Units”). The aggregate sale price of the Series E Units was $20.0 million. The Series E Units were sold to an institutional investor in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Series E Units are convertible after ten years (or, under limited circumstances, a shorter period of time), on a one-for-one basis, into the 7.0% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust (the “Preferred Shares”), which were authorized for issuance by the Trust in connection with this transaction. The Series E Units have identical rights, preferences and privileges as the Preferred Shares. The Series E Units do not include any mandatory redemption or sinking fund provisions. The holders of the Series E Units have certain rights to cause the Trust to register the Preferred Shares pursuant to the terms of a registration rights agreement entered into in connection with this private placement.

The aggregate net proceeds of the sale of the Units, approximately $20.0 million, were used to redeem $20.0 million of 9.125% Series C Cumulative Redeemable Preferred Units of Limited Partnership Interest.

On June 30, 2005, the Operating Partnership issued 880,000 6.65% Series F Cumulative Redeemable Preferred Units of Limited Partnership Interest (the Series F “Units”). The aggregate sale price of the Series F Units was $44 million. The Series F Units were sold to an institutional investor in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Series F Units are convertible after ten years (or, under limited circumstances, a shorter period of time), on a one-for-one basis, into the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust (the “Preferred Shares”), which were authorized for issuance by the Trust in connection with this transaction. The Series F Units have identical rights, preferences and privileges as the Preferred Shares. The Series F Units do not include any mandatory redemption or sinking fund provisions. The holders of the Series F Units have certain rights to cause the Trust to register the Preferred Shares pursuant to the terms of a registration rights agreement entered into in connection with this private placement.

The aggregate net proceeds of the sale of the Units, approximately $44.3 million, were used to repay the borrowings under the Credit Facility and for general corporate purposes.

In connection with the sale of the Series E and F Units, the Operating Partnership amended its Second Restated and Amended Agreement of Limited Partnership, as amended, pursuant to the Fifth and Sixth Amendments thereto filed as Exhibits 10.1 and 10.2, respectively, and filed Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust creating the Series E and Series F Preferred Shares. The Articles Supplementary are filed as Exhibits 4.1 and 4.2, respectively, to this Report.

The Units are pari passu with the 7.45% Series B Cumulative Redeemable Preferred Units of Limited Partnership of the Operating Partnership and the 7.625% Series D Cumulative Redeemable Preferred Units of Limited Partnership of the Operating Partnership, and senior to all other units of limited partnership interest of the Operating Partnership. The Preferred Shares are pari passu with the 7.45% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest and the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the, and senior to the Common Shares of Beneficial Interest of the Trust.
Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Shareholders of the Trust, held on May 19, 2005, the following matters were approved by the requisite vote of the Shareholders, as follows:
1.	Management’s nominees, Frederick F. Buchholz, Thomas C. DeLoach, Jr., Daniel P. Garton and Stephen B. Siegel, were elected to fill the four available positions as Class II trustees. Voting (expressed in number of shares) was as follows: Mr. Buchholz: 73,218,026 for, 1,216,860 against or withheld and no abstentions or broker non-votes; Mr. DeLoach: 73,496,078 for, 938,808 against or withheld and no abstentions or broker non-votes; Mr. Garton: 73,494,381 for, 940,505 against or withheld and no abstentions or broker non-votes; and Mr. Siegel: 73,335,742 for, 1,099,144 against or withheld and no abstentions or broker non-votes.

2.	The Shareholders approved a proposal to ratify the selection of Ernst & Young LLP as the Trust’s independent registered public accounting firm for 2005. Voting (expressed in number of shares) was as follows: 73,436,888 for, 958,582 against and 39,415 abstentions or broker non-votes.

3.	The Shareholders approved a shareholder proposal relating to trustee election by majority vote of the shareholders. Voting (expressed in number of shares) was as follows: 44,478,232 for, 21,595,009 against and 8,361,645 abstentions or broker non-votes.

4.	The Shareholders did not approve a shareholder proposal relating to the establishment of a special committee to review environmental issues. Voting (expressed in number of shares) was as follows: 4,583,761 for, 56,920,289 against and 12,930,836 abstentions or broker non-votes.
Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on June 17, 2005. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 17, 2005.)

4.2	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on June 30, 2005. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 30, 2005.)

10.1	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 17, 2005.)

10.2	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 30, 2005.)

31.1 *	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3 *	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4 *	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2 *	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3 *	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4 *	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	August 5, 2005

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 5, 2005

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	August 5, 2005

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	August 5, 2005

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)