Form 10-Q
period 2005-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2005-11-07
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ✓ NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    NO ✓
On November 7, 2005, 88,242,496 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2005

Index		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets of Liberty Property Trust at September 30, 2005 and December 31, 2004	3

	Condensed consolidated statements of operations of Liberty Property Trust for the three months ended September 30, 2005 and September 30, 2004	4

	Condensed consolidated statements of operations of Liberty Property Trust for the nine months ended September 30, 2005 and September 30, 2004	5

	Condensed consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2005 and September 30, 2004	6

	Notes to condensed consolidated financial statements of Liberty Property Trust	7

	Condensed consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2005 and December 31, 2004	13

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended September 30, 2005 and September 30, 2004	14

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the nine months ended September 30, 2005 and September 30, 2004	15

	Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2005 and September 30, 2004	16

	Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information	31

Signatures for Liberty Property Trust		33

Signatures for Liberty Property Limited Partnership		34

Exhibit Index		35

	CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(A)
	CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(B)
	CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(B)
	CERTIFICATIONS OF CEO REQUIRED BY RULE 13A-14(B)
	CERTIFICATIONS OF CFO REQUIRED BY RULE 13A-14(B)

CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$637,864	$625,035
Building and improvements	3,742,060	3,629,508
Less accumulated depreciation	(759,974)	(695,410)

Operating real estate	3,619,950	3,559,133

Development in progress	326,219	81,099
Land held for development	147,462	171,122

Net real estate	4,093,631	3,811,354

Cash and cash equivalents	43,209	33,667
Restricted cash	21,799	34,626
Accounts receivable	18,978	21,502
Deferred rent receivable	71,675	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $108,963; 2004, $91,117)	115,780	107,148
Investments in unconsolidated joint ventures	33,319	24,372
Prepaid expenses and other assets	59,272	63,630

Total assets	$4,457,663	$4,162,827

LIABILITIES
Mortgage loans	$257,765	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	289,000	312,000
Accounts payable	35,643	24,288
Accrued interest	26,739	34,994
Dividend payable	56,160	54,485
Other liabilities	148,126	111,764

Total liabilities	2,568,433	2,358,702

Minority interest	250,686	207,866

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 87,868,575 (includes 59,100 in treasury) and 85,734,136 (includes 59,100 in treasury) shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	87	86
Additional paid-in capital	1,788,730	1,708,573
Accumulated other comprehensive income	12,124	25,105
Unearned compensation	(9,530)	(6,846)
Distributions in excess of net income	(151,540)	(129,332)
Common shares in treasury, at cost, 59,100 shares as of September 30, 2005 and December 31, 2004	(1,327)	(1,327)

Total shareholders’ equity	1,638,544	1,596,259

Total liabilities and shareholders’ equity	$4,457,663	$4,162,827

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2005	September 30, 2004
OPERATING REVENUE
Rental	$120,808	$114,348
Operating expense reimbursement	51,646	46,678

Total operating revenue	172,454	161,026

OPERATING EXPENSE
Rental property	27,078	24,014
Real estate taxes	17,897	16,919
Utilities	10,998	9,195
General and administrative	9,175	8,529
Depreciation and amortization	37,410	32,957

Total operating expenses	102,558	91,614

Operating income	69,896	69,412

OTHER INCOME (EXPENSE)
Interest and other income	2,165	1,264
Interest expense	(33,317)	(29,905)

Total other income (expense)	(31,152)	(28,641)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	38,744	40,771

Gain on property dispositions	21	128
Income taxes	(796)	(532)
Minority interest	(4,710)	(4,331)
Equity in earnings (loss) of unconsolidated joint ventures	231	(143)

Income from continuing operations	33,490	35,893

Discontinued operations, net of minority interest (including net gain on property dispositions of $19,529 and $2,166 for the three months ended September 30, 2005 and 2004)	18,385	3,586

Net income	$51,875	$39,479

Earnings per common share
Basic:
Income from continuing operations	$0.38	$0.43
Income from discontinued operations	0.21	0.04

Income per common share – basic	$0.59	$0.47

Diluted:
Income from continuing operations	$0.37	$0.42
Income from discontinued operations	0.21	0.04

Income per common share – diluted	$0.58	$0.46

Distributions per common share	$0.615	$0.61

Weighted average number of common shares outstanding
Basic	87,443	84,877
Diluted	88,922	86,327
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2005	September 30, 2004
OPERATING REVENUE
Rental	$368,929	$343,461
Operating expense reimbursement	149,307	134,975

Total operating revenue	518,236	478,436

OPERATING EXPENSE
Rental property	81,193	74,464
Real estate taxes	50,716	47,458
Utilities	29,799	25,259
General and administrative	26,861	24,988
Depreciation and amortization	109,136	97,342

Total operating expenses	297,705	269,511

Operating income	220,531	208,925

OTHER INCOME (EXPENSE)
Interest and other income	6,073	4,734
Interest expense	(99,260)	(89,172)

Total other income (expense)	(93,187)	(84,438)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	127,344	124,487

Loss on property dispositions and impairment	(4,908)	(280)
Income taxes	(2,241)	(1,379)
Minority interest	(13,959)	(13,407)
Equity in earnings (loss) of unconsolidated joint ventures	2,433	(673)

Income from continuing operations	108,669	108,748

Discontinued operations, net of minority interest (including net gain on property dispositions of $33,949 and $4,263 for the nine months ended September 30, 2005 and 2004)	33,364	6,758

Net income	$142,033	$115,506

Earnings per common share
Basic:
Income from continuing operations	$1.26	$1.29
Income from discontinued operations	0.38	0.08

Income per common share – basic	$1.64	$1.37

Diluted:
Income from continuing operations	$1.23	$1.27
Income from discontinued operations	0.38	0.08

Income per common share – diluted	$1.61	$1.35

Distributions per common share	$1.835	$1.82

Weighted average number of common shares outstanding
Basic	86,670	84,260
Diluted	88,128	85,747
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES
Net income	$142,033	$115,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,841	101,165
Amortization of deferred financing costs	3,527	2,928
Equity in earnings (loss) of unconsolidated joint ventures	(2,433)	673
Distributions from unconsolidated joint ventures	4,544	682
Minority interest in net income	15,304	13,700
Gain on property dispositions	(29,041)	(3,983)
Noncash compensation	3,094	1,932
Changes in operating assets and liabilities:
Restricted cash	11,411	(6,511)
Accounts receivable	2,422	(5,180)
Deferred rent receivable	(5,147)	(8,263)
Prepaid expenses and other assets	(20,132)	(15,478)
Accounts payable	11,410	24,480
Accrued interest	(8,255)	(11,049)
Other liabilities	37,679	(4,132)

Net cash provided by operating activities	277,257	206,470

INVESTING ACTIVITIES
Investment in properties	(219,032)	(166,694)
Investment in unconsolidated joint ventures	(13,335)	(5,072)
Proceeds from disposition of properties/land	147,000	13,780
Investment in development in progress	(167,404)	(76,298)
Investment in land held for development	(69,920)	(22,358)
Increase in deferred leasing costs	(27,162)	(22,570)

Net cash used in investing activities	(349,853)	(279,212)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	68,165	69,485
Net proceeds from the issuance of preferred units	48,686	—
Net proceeds from issuance of unsecured notes	296,424	197,517
Repayments of unsecured notes	—	(100,000)
Net proceeds from mortgage loans	—	9,525
Repayments of mortgage loans	(126,768)	(14,051)
Proceeds from credit facility	461,650	298,056
Repayments on credit facility	(484,650)	(219,956)
Increase in deferred financing costs	(139)	(275)
Distributions to minority interests	(3,932)	—
Distributions paid on common shares	(158,308)	(152,350)
Distributions paid on units	(15,284)	(15,410)

Net cash provided by financing activities	85,844	72,541

Increase (decrease) in cash and cash equivalents	13,248	(201)
(Decrease) increase related to foreign currency translation	(3,706)	167
Cash and cash equivalents at beginning of period	33,667	21,809

Cash and cash equivalents at end of period	$43,209	$21,775

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$26,429	$9,188
Acquisition of properties	(23,973)	(11,305)
Assumption of mortgage loans	23,973	11,305
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Liberty Property Limited Partnership (the “Operating Partnership”) (the Trust, the Operating Partnership and their respective subsidiaries are referred to collectively as the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.2% and 95.9% of the common equity of the Operating Partnership at September 30, 2005 and 2004, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2005 and 2004 (in thousands except per share amounts):

	For the Three Months Ended Sept. 30, 2005			For the Three Months Ended Sept. 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$33,490	87,443	$0.38	$35,893	84,877	$0.43

Dilutive shares for long-term compensation plans	—	1,479		—	1,450

Diluted income from continuing operations
Income from continuing operations and assumed conversions	33,490	88,922	$0.37	35,893	86,327	$0.42

Basic income from discontinued operations
Discontinued operations net of minority interest	18,385	87,443	$0.21	3,586	84,877	$0.04

Dilutive shares for long-term compensation plans	—	1,479		—	1,450

Diluted income from discontinued operations
Discontinued operations net of minority interest	18,385	88,922	$0.21	3,586	86,327	$0.04

Basic income per common share
Net income	51,875	87,443	$0.59	39,479	84,877	$0.47

Dilutive shares for long-term compensation plans	—	1,479		—	1,450

Diluted income per common share
Net income and assumed conversions	$51,875	88,922	$0.58	$39,479	86,327	$0.46

	For the Nine Months Ended Sept. 30, 2005			For the Nine Months Ended Sept. 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$108,669	86,670	$1.26	$108,748	84,260	$1.29

Dilutive shares for long-term compensation plans	—	1,458		—	1,487

Diluted income from continuing operations
Income from continuing operations and assumed conversions	108,669	88,128	$1.23	108,748	85,747	$1.27

Basic income from discontinued operations
Discontinued operations net of minority interest	33,364	86,670	$0.38	6,758	84,260	$0.08

Dilutive shares for long-term compensation plans	—	1,458		—	1,487

Diluted income from discontinued operations
Discontinued operations net of minority interest	33,364	88,128	$0.38	6,758	85,747	$0.08

Basic income per common share
Net income	142,033	86,670	$1.64	115,506	84,260	$1.37

Dilutive shares for long-term compensation plans	—	1,458		—	1,487

Diluted income per common share
Net income and assumed conversions	$142,033	88,128	$1.61	$115,506	85,747	$1.35

Stock Based Compensation
At September 30, 2005, the Company had a share-based employee compensation plan and an employee stock purchase plan, together, the “Plans.” Prior to 2003, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all Plans in each period (in thousands, except per share amount).

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income	$51,875	$39,479	$142,033	$115,506
Add: Share-based employee compensation expense included in reported net income	193	78	451	198
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(193)	(269)	(581)	(857)

Pro forma net income	$51,875	$39,288	$141,903	$114,847

Income per common share:
Basic — as reported	$0.59	$0.47	$1.64	$1.37
Basic — pro forma	$0.59	$0.46	$1.64	$1.36

Diluted — as reported	$0.58	$0.46	$1.61	$1.35
Diluted — pro forma	$0.58	$0.46	$1.61	$1.34

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive loss was $2.6 million for the three months ended September 30, 2005 and $1.1 million for the three months ended September 30, 2004. Other comprehensive loss was $13.0 million for the nine months ended September 30, 2005 and other comprehensive income was $2.0 million for the nine months ended September 30, 2004. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income. The cumulative translation adjustments generally are recognized when funds are repatriated to the United States.
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
The Company’s reportable segments are distinct business units that are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.
The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses, real estate taxes and utilities. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information by segment is as follows (in thousands):

For the Three Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,525	$9,957	$22,779	$30,875	$31,532	$25,240	$4,546	$172,454
Rental property expenses, real estate taxes and utilities	14,716	3,579	6,029	11,795	10,215	8,871	768	55,973

Property level operating income	$32,809	$6,378	$16,750	$19,080	$21,317	$16,369	$3,778	$116,481

Interest and other income								2,165
Interest expense								(33,317)
General and administrative								(9,175)
Depreciation and amortization								(37,410)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								38,744
Gain on property dispositions								21
Income taxes								(796)
Minority interest								(4,710)
Equity in earnings (loss) of unconsolidated joint ventures								231
Discontinued operations, net of minority interest								18,385

Net income								$51,875

For the Three Months Ended September 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,934	$8,725	$18,699	$29,492	$30,298	$22,827	$5,051	$161,026
Rental property expenses, real estate taxes and utilities	14,029	3,025	4,918	10,821	9,338	7,062	935	50,128

Property level operating income	$31,905	$5,700	$13,781	$18,671	$20,960	$15,765	$4,116	$110,898

Interest and other income								1,264
Interest expense								(29,905)
General and administrative								(8,529)
Depreciation and amortization								(32,957)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								40,771
Gain on property dispositions								128
Income taxes								(532)
Minority interest								(4,331)
Equity in earnings (loss) of unconsolidated joint ventures								(143)
Discontinued operations, net of minority interest								3,586

Net income								$39,479

For the Nine Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$149,551	$28,868	$66,238	$90,792	$92,544	$73,970	$16,273	$518,236
Rental property expenses, real estate taxes and utilities	44,100	10,283	17,790	33,703	28,681	23,993	3,158	161,708

Property level operating income	$105,451	$18,585	$48,448	$57,089	$63,863	$49,977	$13,115	$356,528

Interest and other income								6,073
Interest expense								(99,260)
General and administrative								(26,861)
Depreciation and amortization								(109,136)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								127,344
Loss on property dispositions and impairment								(4,908)
Income taxes								(2,241)
Minority interest								(13,959)
Equity in earnings (loss) of unconsolidated joint ventures								2,433
Discontinued operations, net of minority interest								33,364

Net income								$142,033

For the Nine Months Ended September 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$140,406	$25,230	$55,159	$87,964	$87,267	$67,842	$14,568	$478,436
Rental property expenses, real estate taxes and utilities	41,426	8,889	15,816	31,776	25,782	20,608	2,884	147,181

Property level operating income	$98,980	$16,341	$39,343	$56,188	$61,485	$47,234	$11,684	$331,255

Interest and other income								4,734
Interest expense								(89,172)
General and administrative								(24,988)
Depreciation and amortization								(97,342)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								124,487
Loss on property dispositions								(280)
Income taxes								(1,379)
Minority interest								(13,407)
Equity in earnings (loss) of unconsolidated joint ventures								(673)
Discontinued operations, net of minority interest								6,758

Net income								$115,506

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, net income and gain/(loss) on the disposition of real estate are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and nine months ended September 30, 2005 were $58.9 million and $151.9 million, respectively, as compared to $5.6 million, and $11.1 million, respectively, for the same periods in 2004. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues	$507	$5,034	$6,070	$13,157
Operating expenses	(162)	(1,339)	(1,525)	(3,802)
Interest expense	(531)	(980)	(2,239)	(2,886)
Depreciation and amortization	(222)	(1,141)	(1,546)	(3,681)

(Loss) income before minority interest	$(408)	$1,574	$760	$2,788

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.
In accordance with SFAS No. 144, during the nine months ended September 30, 2005, the Company recognized $4.7 million of impairment losses on various properties. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows expected to be generated by the properties to their carrying values.
Note 4: Preferred Units
On August 23, 2005, the Company issued an additional $6.0 million of 6.65% Series F Cumulative Redeemable Preferred Units. The proceeds from this offering were used to pay down the outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Note 5: Impact of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows (“SFAS No. 123R”). SFAS No. 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS No. 123R. Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement No. 123. The Company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position.
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-5). The effective date for Issue 04-5 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of the provisions of Issue 04-5 is not anticipated to have a material impact on the Company’s financial position or results of operations.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$637,864	$625,035
Building and improvements	3,742,060	3,629,508
Less accumulated depreciation	(759,974)	(695,410)

Operating real estate	3,619,950	3,559,133

Development in progress	326,219	81,099
Land held for development	147,462	171,122

Net real estate	4,093,631	3,811,354

Cash and cash equivalents	43,209	33,667
Restricted cash	21,799	34,626
Accounts receivable	18,978	21,502
Deferred rent receivable	71,675	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $108,963; 2004, $91,117)	115,780	107,148
Investments in unconsolidated joint ventures	33,319	24,372
Prepaid expenses and other assets	59,272	63,630

Total assets	$4,457,663	$4,162,827

LIABILITIES
Mortgage loans	$257,765	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	289,000	312,000
Accounts payable	35,643	24,288
Accrued interest	26,739	34,994
Distribution payable	56,160	54,485
Other liabilities	148,126	111,764

Total liabilities	2,568,433	2,358,702

Minority interest	418	3,980

OWNERS’ EQUITY
General partner’s equity – common units	1,638,545	1,596,259
Limited partners’ equity – preferred units	184,657	135,471
– common units	65,610	68,415

Total owners’ equity	1,888,812	1,800,145

Total liabilities and owners’ equity	$4,457,663	$4,162,827

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2005	September 30, 2004
OPERATING REVENUE
Rental	$120,808	$114,348
Operating expense reimbursement	51,646	46,678

Total operating revenue	172,454	161,026

OPERATING EXPENSE
Rental property	27,078	24,014
Real estate taxes	17,897	16,919
Utilities	10,998	9,195
General and administrative	9,175	8,529
Depreciation and amortization	37,410	32,957

Total operating expenses	102,558	91,614

Operating income	69,896	69,412

OTHER INCOME (EXPENSE)
Interest and other income	2,165	1,264
Interest expense	(33,317)	(29,905)

Total other income (expense)	(31,152)	(28,641)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	38,744	40,771

Gain on property dispositions	21	128
Income taxes	(796)	(532)
Minority interest	(15)	164
Equity in earnings (loss) of unconsolidated joint ventures	231	(143)

Income from continuing operations	38,185	40,388

Discontinued operations (including net gain on property dispositions of $19,529 and $2,166 for the three months ended September 30, 2005 and 2004)	19,121	3,740

Net income	57,306	44,128

Preferred unit distributions	(3,353)	(2,960)

Income available to common unitholders	$53,953	$41,168

Earnings per common unit
Basic:
Income from continuing operations	$0.38	$0.43
Income from discontinued operations	0.21	0.04

Income per common unit — basic	$0.59	$0.47

Diluted:
Income from continuing operations	$0.37	$0.42
Income from discontinued operations	0.21	0.04

Income per common unit — diluted	$0.58	$0.46

Distributions per common unit	$0.615	$0.61

Weighted average number of common units outstanding
Basic	90,961	88,545
Diluted	92,440	89,995
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2005	September 30, 2004
OPERATING REVENUE
Rental	$368,929	$343,461
Operating expense reimbursement	149,307	134,975

Total operating revenue	518,236	478,436

OPERATING EXPENSE
Rental property	81,193	74,464
Real estate taxes	50,716	47,458
Utilities	29,799	25,259
General and administrative	26,861	24,988
Depreciation and amortization	109,136	97,342

Total operating expenses	297,705	269,511

Operating income	220,531	208,925

OTHER INCOME (EXPENSE)
Interest and other income	6,073	4,734
Interest expense	(99,260)	(89,172)

Total other income (expense)	(93,187)	(84,438)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	127,344	124,487

Loss on property dispositions and impairment	(4,908)	(280)
Income taxes	(2,241)	(1,379)
Minority interest	(370)	461
Equity in earnings (loss) of unconsolidated joint ventures	2,433	(673)

Income from continuing operations	122,258	122,616

Discontinued operations (including net gain on property dispositions of $33,949 and $4,263 for the nine months ended September 30, 2005 and 2004)	34,709	7,051

Net income	156,967	129,667

Preferred unit distributions	(8,692)	(9,168)
Excess of preferred unit redemption over carrying amount	(500)	—

Income available to common unitholders	$147,775	$120,499

Earnings per common unit
Basic:
Income from continuing operations	$1.26	$1.29
Income from discontinued operations	0.38	0.08

Income per common unit — basic	$1.64	$1.37

Diluted:
Income from continuing operations	$1.23	$1.27
Income from discontinued operations	0.38	0.08

Income per common unit — diluted	$1.61	$1.35

Distributions per common unit	$1.835	$1.82

Weighted average number of common units outstanding
Basic	90,237	87,939
Diluted	91,695	89,426
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES
Net income	$156,967	$129,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,841	101,165
Amortization of deferred financing costs	3,527	2,928
Equity in earnings (loss) of unconsolidated joint ventures	(2,433)	673
Distributions from unconsolidated joint ventures	4,544	682
Minority interest in net income	370	(461)
Gain on property dispositions	(29,041)	(3,983)
Noncash compensation	3,094	1,932
Changes in operating assets and liabilities:
Restricted cash	11,411	(6,511)
Accounts receivable	2,422	(5,180)
Deferred rent receivable	(5,147)	(8,263)
Prepaid expenses and other assets	(20,132)	(15,478)
Accounts payable	11,410	24,480
Accrued interest	(8,255)	(11,049)
Other liabilities	37,679	(4,132)

Net cash provided by operating activities	277,257	206,470

INVESTING ACTIVITIES
Investment in properties	(219,032)	(166,694)
Investment in unconsolidated joint ventures	(13,335)	(5,072)
Proceeds from disposition of properties/land	147,000	13,780
Investment in development in progress	(167,404)	(76,298)
Investment in land held for development	(69,920)	(22,358)
Increase in deferred leasing costs	(27,162)	(22,570)

Net cash used in investing activities	(349,853)	(279,212)

FINANCING ACTIVITIES
Net proceeds from the issuance of preferred units	48,686	—
Net proceeds from issuance of unsecured notes	296,424	197,517
Repayments of unsecured notes	—	(100,000)
Net proceeds from mortgage loans	—	9,525
Repayments of mortgage loans	(126,768)	(14,051)
Proceeds from credit facility	461,650	298,056
Repayments on credit facility	(484,650)	(219,956)
Increase in deferred financing costs	(139)	(275)
Capital contributions	68,165	69,485
Distributions to partners	(177,524)	(167,760)

Net cash provided by financing activities	85,844	72,541

Increase (decrease) in cash and cash equivalents	13,248	(201)
(Decrease) increase related to foreign currency translation	(3,706)	167
Cash and cash equivalents at beginning of period	33,667	21,809

Cash and cash equivalents at end of period	$43,209	$21,775

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$26,429	$9,188
Acquisition of properties	(23,973)	(11,305)
Assumption of mortgage loans	23,973	11,305
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust, (the “Trust”), the general partner of Liberty Property Limited Partnership, (the “Operating Partnership”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by the Operating Partnership (the Trust, the Operating Partnership and their respective subsidiaries are referred to collectively as, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.2% and 95.9% of the common equity of the Operating Partnership at September 30, 2005 and 2004, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its direct and indirect subsidiaries, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit for the three and nine months ended September 30, 2005 and September 30, 2004 (in thousands, except per unit amounts):

	For the Three Months Ended Sept. 30, 2005			For the Three Months Ended Sept. 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$38,185			$40,388
Less: Preferred unit distributions	(3,353)			(2,960)

Basic income from continuing operations
Income from continuing operations available to common unitholders	34,832	90,961	$0.38	37,428	88,545	$0.43

Dilutive units for long-term compensation plans	—	1,479		—	1,450

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	34,832	92,440	$0.37	37,428	89,995	$0.42

Basic income from discontinued operations
Discontinued operations	19,121	90,961	$0.21	3,740	88,545	$0.04

Dilutive units for long-term compensation plans	—	1,479		—	1,450

Diluted income from discontinued operations
Discontinued operations	19,121	92,440	$0.21	3,740	89,995	$0.04

Basic income per common unit
Income available to common unitholders	53,953	90,961	$0.59	41,168	88,545	$0.47

Dilutive units for long-term compensation plans	—	1,479		—	1,450

Diluted income per common unit
Income available to common unitholders and assumed conversions	$53,953	92,440	$0.58	$41,168	89,995	$0.46

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$122,258			$122,616
Less: Preferred unit distributions	(8,692)			(9,168)
Excess of preferred unit redemption over carrying amount	(500)			—

Basic income from continuing operations
Income from continuing operations available to common unitholders	113,066	90,237	$1.26	113,448	87,939	$1.29

Dilutive units for long-term compensation plans	—	1,458		—	1,487

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	113,066	91,695	$1.23	113,448	89,426	$1.27

Basic income from discontinued operations
Discontinued operations	34,709	90,237	$0.38	7,051	87,939	$0.08

Dilutive units for long-term compensation plans	—	1,458		—	1,487

Diluted income from discontinued operations
Discontinued operations	34,709	91,695	$0.38	7,051	89,426	$0.08

Basic income per common unit
Income available to common unitholders	147,775	90,237	$1.64	120,499	87,939	$1.37

Dilutive units for long-term compensation plans	—	1,458		—	1,487

Diluted income per common unit
Income available to common unitholders and assumed conversions	$147,775	91,695	$1.61	$120,499	89,426	$1.35

Foreign Operations
The functional currency for the Company’s United Kingdom operation is pounds sterling. The financial statements for the United Kingdom operation are translated into US dollars prior to the consolidation of these financial statements with those of the Company. Gains and losses resulting from this translation are included in accumulated other comprehensive income as a component of owners’ equity. Other comprehensive loss was $2.6 million for the three months ended September 30, 2005 and $1.1 million for the three months ended September 30, 2004. Other comprehensive loss was $13.0 million for the nine months ended September 30, 2005 and other comprehensive income was $2.0 million for the nine months ended September 30, 2004. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income. The cumulative translation adjustments generally are recognized when funds are repatriated to the United States.
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

The Company’s reportable segments are distinct business units that are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.
The Company evaluates the performance of the reportable segments based on property level operating income, which is calculated as rental revenue and operating expense reimbursement less rental property expenses, real estate taxes and utilities. The accounting policies of the reportable segments are the same as those for the Company on a consolidated basis. The operating information for the Operating Partnership by segment is as follows (in thousands):

For the Three Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,525	$9,957	$22,779	$30,875	$31,532	$25,240	$4,546	$172,454
Rental property expenses, real estate taxes and utilities	14,716	3,579	6,029	11,795	10,215	8,871	768	55,973

Property level operating income	$32,809	$6,378	$16,750	$19,080	$21,317	$16,369	$3,778	$116,481

Interest and other income								2,165
Interest expense								(33,317)
General and administrative								(9,175)
Depreciation and amortization								(37,410)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								38,744
Gain on property dispositions								21
Income taxes								(796)
Minority interest								(15)
Equity in earnings (loss) of unconsolidated joint ventures								231
Discontinued operations								19,121
Preferred unit distributions								(3,353)

Income available to common unitholders								$53,953

For the Three Months Ended September 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total

Operating revenue	$45,934	$8,725	$18,699	$29,492	$30,298	$22,827	$5,051	$161,026
Rental property expenses, real estate taxes and utilities	14,029	3,025	4,918	10,821	9,338	7,062	935	50,128

Property level operating income	$31,905	$5,700	$13,781	$18,671	$20,960	$15,765	$4,116	$110,898

Interest and other income								1,264
Interest expense								(29,905)
General and administrative								(8,529)
Depreciation and amortization								(32,957)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								40,771
Gain on property dispositions								128
Income taxes								(532)
Minority interest								164
Equity in earnings (loss) of unconsolidated joint ventures								(143)
Discontinued operations								3,740
Preferred unit distributions								(2,960)

Income available to common unitholders								$41,168

For the Nine Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$149,551	$28,868	$66,238	$90,792	$92,544	$73,970	$16,273	$518,236
Rental property expenses, real estate taxes and utilities	44,100	10,283	17,790	33,703	28,681	23,993	3,158	161,708

Property level operating income	$105,451	$18,585	$48,448	$57,089	$63,863	$49,977	$13,115	$356,528

Interest and other income								6,073
Interest expense								(99,260)
General and administrative								(26,861)
Depreciation and amortization								(109,136)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								127,344
Loss on property dispositions and impairment								(4,908)
Income taxes								(2,241)
Minority interest								(370)
Equity in earnings (loss) of unconsolidated joint ventures								2,433
Discontinued operations								34,709
Preferred unit distributions								(8,692)
Excess of preferred unit redemption over carrying amount								(500)

Income available to common unitholders								$147,775

For the Nine Months Ended September 30, 2004
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$140,406	$25,230	$55,159	$87,964	$87,267	$67,842	$14,568	$478,436
Rental property expenses, real estate taxes and utilities	41,426	8,889	15,816	31,776	25,782	20,608	2,884	147,181

Property level operating income	$98,980	$16,341	$39,343	$56,188	$61,485	$47,234	$11,684	$331,255

Interest and other income								4,734
Interest expense								(89,172)
General and administrative								(24,988)
Depreciation and amortization								(97,342)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures								124,487
Loss on property dispositions								(280)
Income taxes								(1,379)
Minority interest								461
Equity in earnings (loss) of unconsolidated joint ventures								(673)
Discontinued operations								7,051
Preferred unit distributions								(9,168)

Income available to common unitholders								$120,499

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, net income and gain/(loss) on the disposition of real estate are reflected in the consolidated statements of operations as discontinued operations. The proceeds from the disposition of properties for the three and nine months ended September 30, 2005 were $58.9 million and $151.9 million, respectively, as compared to $5.6 million and $11.1 million, respectively, for the same periods in 2004. Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues	$507	$5,034	$6,070	$13,157
Operating expenses	(162)	(1,339)	(1,525)	(3,802)
Interest expense	(531)	(980)	(2,239)	(2,886)
Depreciation and amortization	(222)	(1,141)	(1,546)	(3,681)

Income before minority interest	$(408)	$1,574	$760	$2,788

Gain or loss on disposition on sales of land and development properties continues to be reflected as a component of income from continuing operations.
In accordance with SFAS No. 144, during the nine months ended September 30, 2005, the Company recognized $4.7 million of impairment losses on various properties. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows expected to be generated by the properties to their carrying values.
Note 4: Preferred Units
On August 23, 2005, the Company issued an additional $6.0 million of 6.65% Series F Cumulative Redeemable Preferred Units. The proceeds from this offering were used to pay down the outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Note 5: Impact of Recently Issued Accounting Standards
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-5). The effective date for Issue 04-5 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of the provisions of Issue 04-5 is not anticipated to have a material impact on the Company’s financial position or results of operations.

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
The Company has an ownership interest in and operates 440 industrial and 288 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States (the “Properties in Operation”) totaling 62.6 million square feet. In addition, as of September 30, 2005, the Company had 27 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and owned 1,467 acres of land, substantially all of which is zoned for commercial use. Included within the Properties and land above are 27 industrial properties comprising 3.2 million square feet and 268 acres of developable land owned by unconsolidated joint ventures.
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
Revenue from the Properties in Operation, which represents over 95% of the Company’s revenue, was subjected to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs. In the face of these conditions, the Company successfully leased 5.0 million square feet during the three months ended September 30, 2005 and attained occupancy of 91.9% as of that date, which it believes represents performance that is substantially better than market. The Company believes that these trends for the Properties in Operation (i.e., oversupply of leaseable space, downward pressure on rents, upward pressure on transaction costs), which have persisted in 2003 and 2004, will continue in the aggregate for the remainder of 2005, notwithstanding improvements in some markets. Although rental rates in certain markets are starting to stabilize and the Company expects that there will be selected increases in rents on renewal or replacement leases, the Company believes that rents on renewal or replacement leases for 2006 generally will be less than rents on expiring leases.
Conditions in 2005 for the acquisition of properties continue to be very competitive. During the third quarter of 2005, however, the Company acquired two buildings representing 92,000 square feet and a Total Investment of $12.4 million. From January 1, 2005 through September 30, 2005, the Company acquired 16 buildings representing 2.4 million square feet of operating properties for an aggregate Total Investment of $200.5 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets that the Company believes have growth potential. For 2005, the Company believes that the level of property acquisitions will be in the $270 million to $290 million range. For 2006, the Company believes that property acquisitions will be in the $250 million to $325 million range and, similar to 2005, certain of the acquired properties will be either vacant or underleased. The Company considers acquiring vacant or underleased properties where it believes that such properties are attractively priced and will positively contribute to earnings upon lease up and stabilization.
Dispositions of Properties that no longer fit within the Company’s strategic objectives or in situations where the Company can optimize cash proceeds have continued in 2005. During the third quarter of 2005, the Company realized proceeds of $58.9 million from the sale of eight operating properties representing 896,000 square feet and 4.9 acres of land. From January 1, 2005 through September 30, 2005, the Company realized aggregate proceeds of $151.9 million from the sale of 16 operating properties representing 1.6 million square feet and 4.9 acres of land. In addition, during the three months ended March 31, 2005, an unconsolidated joint venture in which the Company has a 25% interest, sold three properties representing 397,000 square feet for proceeds to the joint venture of $21.1 million. The Company anticipates that dispositions will be in the $290 million to $310 million range for 2005 and will be in the $325 million to $375 million range in 2006. The increase in anticipated levels of dispositions in 2005 compared to previously reported levels is due to further identification by the Company of additional properties that meet the Company’s criteria as property sale candidates.
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. The Company is presently pursuing certain joint venture opportunities.
In 2005, the Company continued to pursue development opportunities. During the third quarter of 2005, the Company brought into service three development properties representing 257,000 square feet and a Total Investment of $19.1 million and initiated $120.4 million in real estate development. As of September 30, 2005, the total project cost of the development properties is expected to be $858.7 million. The development properties include the Comcast Center which is a 1.2 million square foot office tower located in Philadelphia’s central business district. During the third quarter, the Company announced that Comcast had leased an additional 338,000 square feet. In conjunction with this expansion, the Company elected to make certain modifications to the tower’s design, most notably the addition of a 56th occupiable floor. These changes increased the projected costs of the tower to $459.6 million from $437.3 million. Comcast Corporation has signed leases for 873,000 square feet in total in this office tower for a term of 15 1/2 years. The Company believes that in 2005, it will bring into service from its development pipeline properties representing approximately $125 to $150 million of investment in operating real estate. In 2006, the Company will continue to pursue development opportunities and the Company believes that in 2006 it will bring into service from its development pipeline approximately $150 million of investment in operating real estate.
The composition of the Company’s Properties in Operation as of September 30, 2005 and 2004 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
Industrial-Distribution	$4.11	$4.39	29,386	27,782	94.9%	91.5%
Industrial-Flex	$8.62	$8.75	13,152	13,316	91.9%	91.1%
Office	$14.28	$14.10	20,050	19,223	87.6%	90.9%

	$8.16	$8.43	62,588	60,321	91.9%	91.2%

Geographic segment data for the three months ended September 30, 2005 and 2004 are included in Note 2 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates,” “hopes” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including, among others the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of critical accounting policies which include capitalized costs, allowances for doubtful accounts, impairment of real estate and intangibles. During the three months ended September 30, 2005, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2005 with the results of operations of the Company for the three and nine months ended September 30, 2004. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2005 and 2004, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2005 to Three and Nine Months Ended September 30, 2004.
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2005 increased to $4,378.5 million from $4,085.8 million at September 30, 2004 and for the nine months ended September 30, 2005 increased to $4,326.1 million from $4,016.6 million for the nine months ended September 30, 2004. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses, real estate taxes, utility costs and depreciation and amortization expense.
Total operating revenue increased to $172.5 million for the three months ended September 30, 2005 from $161.0 million for the three months ended September 30, 2004 and increased to $518.2 million for the nine months ended September 30, 2005 from $478.4 million for the nine months ended September 30, 2004. The $11.5 million increase during the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to the net increase in investment in operating real estate. This increase was partially offset by a decrease in “Termination Fees” which totaled $1.8 million for the three months ended September 30, 2005 as compared to $2.7 million for the same period in 2004. The $39.8 million increase during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to the net increase in investment in real estate. “Termination Fees” which totaled $15.6 million for the nine months ended September 30, 2005 as compared to $9.0 million for the nine months ended September 30, 2004 accounted for $6.6 million of the increase. “Termination Fees” are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Three Months Ended				Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	% inc (dec)		Sept. 30, 2005	Sept. 30, 2004	% inc (dec)
Delaware Valley
– SE Pennsylvania	$32,809	$31,905	2.8%		$105,451	$98,980	6.5%
– Other	6,378	5,700	11.9%	(1)	18,585	16,341	13.7%	(1)
Midwest
– Lehigh Valley	16,750	13,781	21.5%	(2)	48,448	39,343	23.1%	(2)
– Other	19,080	18,671	2.2%		57,089	56,188	1.6%
Mid-Atlantic	21,317	20,960	1.7%		63,863	61,485	3.9%
Florida	16,369	15,765	3.8%		49,977	47,234	5.8%
United Kingdom	3,778	4,116	(8.2%)	(3)	13,115	11,684	12.2%	(4)

Totals	$116,481	$110,898	5.0%		$356,528	$331,255	7.6%

(1)	The increases for both the three and nine month periods ended September 30, 2005 versus the three and nine months ended September 30, 2004 are primarily due to an increase in occupancy and increased investment in operating real estate for the respective periods.

(2)	The increases for both the three and nine month periods ended September 30, 2005 versus the three and nine months ended September 30, 2004 are due to increased investment in operating real estate for the respective periods.

(3)	The decrease for the three month period ended September 30, 2005 versus the three month period ended September 30, 2004 is primarily due to the decrease in occupancy related to the Termination Fees accepted during the six months ended June 30, 2005.

(4)	The increase for the nine month period ended September 30, 2005 versus the nine month period ended September 30, 2004 is primarily due to Termination Fees accepted during the nine month period ended September 30, 2005 of $1.6 million versus $0 for the same period of 2004.

Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $103.4 million for the three months ended September 30, 2005 from $106.8 million for the three months ended September 30, 2004, on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and decreased to $102.1 million for the three months ended September 30, 2005 from $104.4 million for the three months ended September 30, 2004 on a cash basis. These decreases are primarily due to a decrease in occupancy, particularly the occupancy of the office properties, which is the higher rent paying portion of the portfolio.
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $313.5 million for the nine months ended September 30, 2005 from $319.5 million for the nine months ended September 30, 2004 on a straight line basis and decreased to $309.1 million for the nine months ended September 30, 2005 from $311.4 million for the nine months ended September 30, 2004 on a cash basis. These decreases are primarily due to a decrease in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered, by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 646 Properties totaling approximately 51.3 million square feet owned since January 1, 2004.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2005 and 2004. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Same Store:
Rental revenue	$106,782	$109,816	$323,926	$330,292

Operating expenses:
Rental property expense	35,126	32,352	104,629	97,970
Real estate taxes	15,772	16,216	46,225	46,125
Operating expense recovery	(47,535)	(45,548)	(140,437)	(133,256)

Unrecovered operating expenses	3,363	3,020	10,417	10,839

Property level operating income	103,419	106,796	313,509	319,453
Less straight line rent	1,307	2,431	4,441	8,034

Cash basis property level operating income	$102,112	$104,365	$309,068	$311,419

Reconciliation of non-GAAP financial measure:
Property level operating income — Same Store	$103,419	$106,796	$313,509	$319,453
Property level operating income — properties purchased or developed subsequent to January 1, 2004	11,256	1,387	27,468	2,844
Termination fees	1,806	2,715	15,551	8,958
General and administrative expense	(9,175)	(8,529)	(26,861)	(24,988)
Depreciation and amortization expense	(37,410)	(32,957)	(109,136)	(97,342)
Other income (expense)	(31,152)	(28,641)	(93,187)	(84,438)
Gain (loss) on property dispositions and impairment	21	128	(4,908)	(280)
Income taxes	(796)	(532)	(2,241)	(1,379)
Minority interest	(4,710)	(4,331)	(13,959)	(13,407)
Equity in earnings (loss) of unconsolidated joint ventures	231	(143)	2,433	(673)
Discontinued operations, net of minority interest	18,385	3,586	33,364	6,758

Net income	$51,875	$39,479	$142,033	$115,506

General and administrative expenses increased to $9.2 million for the three months ended September 30, 2005 from $8.5 million for the three months ended September 30, 2004 and increased to $26.9 million for the nine months ended September 30, 2005 from $25.0 million for the nine months ended September 30, 2004. Increases in salaries related to increases in personnel consistent with the increase in the number of properties and the size of the Company were offset by decreases in cancelled project costs.
Depreciation and amortization increased to $37.4 million for the three months ended September 30, 2005 from $33.0 million for the three months ended September 30, 2004 and increased to $109.1 million for the nine months ended September 20, 2005 from $97.3 million for the nine months ended September 30, 2004. The increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a shorter period than are buildings and improvements.
Interest expense increased to $33.3 million for the three months ended September 30, 2005 from $29.9 million for the three months ended September 30, 2004 and increased to $99.3 million for the nine months ended September 30, 2005 from $89.2 million for the nine months ended September 30, 2004. These increases were due to an increase in the average debt outstanding for the respective periods, which was $2,285.3 million for the three months ended September 30, 2005 as compared to $2,009.8 million for the three months ended September 30, 2004 and $2,239.1 million for the nine months ended September 30, 2005 as compared to $1,954.6 million for the nine months ended September 30, 2004. The effect of the increases in the average debt outstanding was partially offset by decreases in the weighted average interest rates for the periods to 6.53% for the three months ended September 30, 2005 from 6.67% in 2004 and to 6.58% for the nine months ended September 30, 2005 from 6.74% for the nine months ended September 30, 2004.
Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized interest for the three months ended September 30, 2005 was $4.7 million as compared to $3.5 million for the three months ended September 30, 2004 and $12.6 million for the nine months ended September 30, 2005 as compared to $9.7 million for the same period in 2004. Capitalized development costs relating to salaries and benefits represent approximately 1% of the cost of the investment in development properties.
Income from discontinued operations increased to $18.4 million from $3.6 million for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 and increased to $33.4 million from $6.8 million for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. The increase for both comparable periods is due to an increase in the level of property dispositions during the respective periods.
As a result of the foregoing, the Company’s net income increased to $51.9 million for the three months ended September 30, 2005 from $39.5 million for the three months ended September 30, 2004 and increased to $142.0 million for the nine months ended September 30, 2005 from $115.5 million for the nine months ended September 30, 2004.
Liquidity and Capital Resources
As of September 30, 2005, the Company had cash and cash equivalents of $65.0 million, including $21.8 million in restricted cash.
Net cash flow provided by operating activities increased to $277.3 million for the nine months ended September 30, 2005 from $206.5 million for the nine months ended September 30, 2004. This $70.8 million increase was due to increased cash flow from operating properties due to the greater number of properties owned in 2005 compared to 2004 and also due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash used in investing activities increased to $349.9 million for the nine months ended September 30, 2005 from $279.2 million for the nine months ended September 30, 2004. This $70.7 million increase primarily resulted from an increased investment in properties, land held for development, and development in progress compared to 2004, partially offset by an increase in proceeds from the disposition of properties and land.

Net cash provided by financing activities was $85.8 million for the nine months ended September 30, 2005 compared to $72.5 million used for the nine months ended September 30, 2004. This $13.3 million change was primarily due to the private placement of $50.0 million of 6.65% Series F Cumulative Redeemable Preferred Units, partially offset by net activity on the Company’s long term debt. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the nine months ended September 30, 2005, a significant portion of these activities were funded through a $450 million Credit Facility (the “$450 million Credit Facility”). The interest rate on borrowings under the credit facility fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $450 million Credit Facility is 70 basis points over LIBOR. The $450 million Credit Facility expires in January 2006, and has a one year extension option. The Company is in the process of negotiating a new credit facility to replace the $450 million Credit Facility upon its expiration.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of September 30, 2005 the Company’s debt to gross assets ratio was 44.1%, and for the nine months ended September 30, 2005, the earnings to fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt and borrowings under the $450 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2005, $257.8 million in mortgage loans and $1,755.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.8%. The interest rates on $1,969.0 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. Interest rates on $43.8 million of mortgage loans float with the base rate of the respective lending bank or a municipal bond index. The weighted average remaining term for the mortgage loans and unsecured notes is 5.9 years.
The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes and borrowings under the $450 million Credit Facility and the related weighted average interest rates as of September 30, 2005 are as follows (dollars in thousands):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2005 (3 months)	$2,129	$27,929	$—	$—	$30,058	6.76%
2006	7,360	66,288	100,000	289,000	462,648	5.29%
2007	6,504	1,553	100,000	—	108,057	7.24%
2008	5,664	45,330	—	—	50,994	6.62%
2009	3,110	46,165	270,000	—	319,275	7.78%
2010	2,120	4,747	200,000	—	206,867	8.41%
2011	1,713	3,533	250,000	—	255,246	7.26%
2012	684	32,936	235,000	—	268,620	6.47%
2014	—	—	200,000	—	200,000	5.65%
2015	—	—	300,000	—	300,000	5.13%
2018	—	—	100,000	—	100,000	7.50%

	$29,284	$228,481	$1,755,000	$289,000	$2,301,765	6.52%

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
The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2005 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2005 (3 months)	524	$2,444	378	$2,755	476	$6,177	1,378	$11,376
2006	3,027	11,053	1,856	16,412	1,496	21,257	6,379	48,722
2007	3,767	16,555	2,141	20,336	2,180	31,231	8,088	68,122
2008	4,691	19,495	2,151	20,179	2,702	40,296	9,544	79,970
2009	3,591	16,899	1,636	15,197	2,864	45,389	8,091	77,485
2010	2,165	10,900	1,471	13,809	2,147	34,448	5,783	59,157
Thereafter	10,124	53,948	2,454	27,211	5,689	98,982	18,267	180,141

TOTAL	27,889	$131,294	12,087	$115,899	17,554	$277,780	57,530	$524,973

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 6.1 million square feet of Properties under Development as of September 30, 2005 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
4th Quarter 2005	1,149,600	45,600	100,000	1,295,200	98.3%	$89,737
1st Quarter 2006	607,752	—	102,000	709,752	90.9%	38,211
2nd Quarter 2006	—	134,400	123,340	257,740	72.7%	38,412
3rd Quarter 2006	130,000	83,200	187,600	400,800	65.1%	42,593
4th Quarter 2006	—	48,000	169,770	217,770	22.2%	35,048
1st Quarter 2007	—	79,600	76,700	156,300	33.9%	17,627
2nd Quarter 2007	726,000	—	207,338	933,338	—	81,190
3rd Quarter 2007	800,000	—	110,000	910,000	—	56,302
Thereafter	—	—	1,247,845	1,247,845	71.8%	459,566

TOTAL	3,413,352	390,800	2,324,593	6,128,745	54.9%	$858,686

The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $450 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of November 7, 2005, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $806.2 million in debt securities.
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
Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2005, and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic — Income available to common shareholders	$51,875	$39,479	$142,033	$115,506
Basic — income available to common shareholders per weighted average share	$.59	$.47	$1.64	$1.37

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	291	567	943	2,011
Depreciation and amortization	36,997	33,411	108,780	98,897
Gain on property dispositions	(19,550)	(2,294)	(35,157)	(3,983)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(683)	(1,305)	(2,894)	(4,032)

Funds from operations available to common shareholders — basic	$68,930	$69,858	$213,705	$208,399

Basic Funds from operations available to common shareholders per weighted average share	$.79	$.82	$2.47	$2.47

Reconciliation of net income to FFO — diluted:
Diluted — income available to common shareholders	$51,875	$39,479	$142,033	$115,506
Diluted — income available to common shareholders per weighted average share	$.58	$.46	$1.61	$1.35

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	291	567	943	2,011
Depreciation and amortization	36,997	33,411	108,780	98,897
Gain on property dispositions	(19,550)	(2,294)	(35,157)	(3,983)
Minority interest less preferred share distributions	2,093	1,689	5,745	4,993

Funds from operations available to common shareholders — diluted	$71,706	$72,852	$222,344	$217,424

Diluted Funds from operations available to common shareholders per weighted average share	$.78	$.81	$2.42	$2.43

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	87,443	84,877	86,670	84,260
Dilutive shares for long term compensation plans	1,479	1,450	1,458	1,487

Diluted shares for net income calculations	88,922	86,327	88,128	85,747
Weighted average common units	3,518	3,668	3,567	3,679

Diluted shares for Funds from operations calculations	92,440	89,995	91,695	89,426

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $450 million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the $450 million Credit Facility is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information
Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2005, the Operating Partnership issued an additional 120,000 6.65% Series F Cumulative Redeemable Preferred Units of Limited Partnership Interest (the Series F “Units”). The aggregate sale price of the Series F Units was $6 million. The Series F Units were sold to an institutional investor in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Series F Units are convertible after ten years (or, under limited circumstances, a shorter period of time), on a one-for-one basis, into the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust (the “Preferred Shares”), which were authorized for issuance by the Trust in connection with this transaction. The Series F Units have identical rights, preferences and privileges as the Preferred Shares. The Series F Units do not include any mandatory redemption or sinking fund provisions. The holders of the Series F Units have certain rights to cause the Trust to register the Preferred Shares pursuant to the terms of a registration rights agreement entered into in connection with this private placement.

The net proceeds of the sale of the Units were used to repay the borrowings under the Credit Facility and for general corporate purposes.

In connection with the sale of the Series F Units, the Operating Partnership amended its Second Restated and Amended Agreement of Limited Partnership, as amended, pursuant to Amendment No. 1 to Sixth Amendment thereto filed as Exhibit 10.1 and filed Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust creating the Series F Preferred Shares. The Articles Supplementary are filed as Exhibit 4.1 to this Report.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
4.1	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland August 23, 2005. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

10.1	Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	November 7, 2005

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 7, 2005

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	November 7, 2005

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	November 7, 2005

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)