Form 10-K
period 2005-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2006-03-14
CIK 921112, 921113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file numbers:	1-13130 (Liberty Property Trust)
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

Registrants’ Telephone Number, including Area Code (610)648-1700

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Shares of Beneficial Interest, $0.001 par value (Liberty Property Trust)	New York Stock Exchange

Preferred Share Purchase Rights, $0.0001 par value (Liberty Property Trust)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
LARGE ACCELERATED FILER ☑ ACCELERATED FILER ☐ NON-ACCELERATED FILER ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $3.9 billion, based upon the closing price of $44.31 on the New York Stock Exchange composite tape on June 30, 2005. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such persons is an “affiliate” for purposes of the federal securities laws.
Number of Common Shares outstanding as of March 9, 2006: 88,661,156
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2006 are incorporated by reference into Part III of this Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, development activities, joint venture relationships, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”) which was founded in 1972. As of December 31, 2005, the Company’s portfolio consisted of 718 industrial and office properties (the “Properties in Operation”) totaling 64.4 million square feet. In addition, at that date, the Company had 29 properties under development, which when completed are expected to add 5.6 million square feet to the Company’s portfolio, (the “Properties Under Development” and, together with the Properties in Operation, the “Properties”), and owned 1,410 acres of land, substantially all of which was zoned for commercial use. Included above are 42 properties comprising 3.8 million square feet and 268 acres of developable land owned by unconsolidated joint ventures.
The Company provides leasing, property management, development, acquisition and other tenant-related services for the Properties in Operation. The Company’s industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Company’s Properties are located in prime business locations within established business communities. In January 2005, the Company commenced construction of a 1.25 million square foot office tower in Philadelphia’s central business district.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.2% of the common equity of the Operating Partnership at December 31, 2005. The common units of limited partnership interest in the Operating Partnership (the “Common Units”) other than those owned by the Trust are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Common Units held by the limited partners were exchangeable for 3.5 million Common Shares on December 31, 2005. The Company has issued Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units are exchangeable on a one-for-one basis after a stated date into Cumulative Redeemable Preferred Shares of the Trust. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as minority interest.
In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.
Also posted on the Company’s website is the Company’s Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing from its Investor Relations Department at the address set forth on the cover of this filing. The Company may provide information regarding any amendments to or waivers of the Code of Conduct in the Corporate Governance area of its website.

Management and Employees
The Company’s 470 employees (as of March 9, 2006) are under the direction of 21 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 16 years. The Company and the Predecessor have developed and managed commercial real estate for the past 33 years. The Company’s in-house leasing and property management staff operates in markets where it has a significant presence. This structure enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. At December 31, 2005, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent
Business Objective and Strategies for Growth
The Company’s business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate through the ownership, management, development and acquisition of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital, and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive customer experience. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D; and office properties, including single-story office and multi-story office). When the Company’s marketing efforts identify opportunities, the Company will, in appropriate instances, pursue other office and industrial product types including high rise office towers. In January 2005, the Company commenced construction of a 1.25 million square foot office tower in Philadelphia’s central business district.
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
Organizational Plan
The Company seeks to maintain a management organization which facilitates efficient execution of the Company’s strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly regarded real estate company through recruiting, training and retaining capable people. The structure is designed to support a local office entrepreneurial platform operating within a value-added corporate structure. The Company upgrades its information technology periodically to keep pace with advances in available technology.
Internal Growth Strategies
The Company seeks to maximize the profitability of its Properties by endeavoring to maintain high occupancy levels while obtaining competitive rental rates, controlling costs and focusing on customer service efforts.

Maintain High Occupancies
The Company believes that the quality and diversity of its tenant base and its strategy of operating in multiple markets is integral to achieving its goal of attaining high occupancy levels for its portfolio. The Company targets financially stable tenants in an effort to minimize uncertainty relating to the ability of the tenants to meet their lease obligations.
Cost Controls
The Company seeks to identify best practices to apply throughout the Company in order to enhance cost savings and other efficiencies. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce the operating costs of the Properties and maintain the long-term value of the Properties.
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
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties.
Development
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will consider pursuing urban opportunities and development opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 48 million square feet of commercial real estate during the past 33 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2005, the Company completed four build-to-suit projects and seven inventory projects totaling 1.8 million square feet of leaseable space and representing an aggregate Total Investment, as defined below, of $126.2 million. As of December 31, 2005, these completed development properties were 97.8% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
As of December 31, 2005 the Company had 29 Properties Under Development which are expected to generate, upon completion, 5.6 million leaseable square feet and are expected to represent a Total Investment of $815.5 million. These Properties Under Development were 43.5% pre-leased as of December 31, 2005. The scheduled deliveries of the 5.6 million square feet of leaseable space in Properties Under Development are as follows (in thousands, except percentages):

	Square Feet
					Percent Leased	Total
Scheduled In-Service Date	Ind-Dist.	Ind-Flex	Office	Total	December 31, 2005	Investment
1st Quarter 2006	608	129	102	839	92.3%	$48,111
2nd Quarter 2006	25	134	198	357	86.8%	51,801
3rd Quarter 2006	130	—	192	322	86.8%	38,740
4th Quarter 2006	—	48	170	218	39.4%	35,573
1st Quarter 2007	—	79	77	156	33.9%	17,705
2nd Quarter 2007	1,300	—	208	1,508	0.3%	107,733
3rd Quarter 2007	800	—	110	910	—	56,273
3rd Quarter 2008	—	—	1,253	1,253	72.8%	459,566

Total	2,863	390	2,310	5,563	43.5%	$815,502

The table above reflects the 1.25 million square foot office tower which the Company is constructing in Philadelphia’s central business district. Comcast Corporation has signed a 15 1/2 year lease for 874,000 square feet of space. The office tower, to be known as Comcast Center is expected to be shell complete in late 2007.

The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2005, the Company wholly owns 1,142 acres of land held for development and jointly owns 268 acres, substantially all of which was zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that its land holdings would support, as and when developed, 14.1 million leaseable square feet. The Company’s investment in land held for development as of December 31, 2005 was $158.7 million.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties which management believes will create shareholder value over the long-term.
During the year ended December 31, 2005, the Company acquired 23 properties comprising 3.7 million leaseable square feet for a Total Investment of $300.1 million.
The Company disposes of Properties and land held for development which no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2005, the Company sold 36 Properties in Operation, which contained 2.4 million square feet of leaseable space, and four parcels of land, for an aggregate of $203.9 million. The Company also sold 15 Properties in Operation in the United Kingdom to an unconsolidated joint venture in which the Company retained a 20% interest for $219.9 million. See Joint Ventures below. In addition, an unconsolidated joint venture in which the Company has a 25% interest sold three properties which contained 397,000 square feet of leaseable space, for $21.1 million.
Joint Ventures
The Company, from time to time, considers joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide the Company with additional sources of capital to share investment risk and fund capital requirements. In some instances, joint venture partnerships provide the Company with additional local market or product type expertise.
In December 2005, the Company partnered with Doughty Hanson & Co. Real Estate on a $219.9 million joint venture consisting of the majority of the Company’s office and flex portfolio at Kings Hill in the County of Kent, England. The Company sold 15 Properties in Operation totaling 535,000 square feet to this joint venture. The joint venture was financed with $163.4 million of secured debt and the Company retained a 20% interest in the joint venture. The Company will receive fees for managing the assets and may receive a promoted interest if certain return thresholds are met. The joint venture will have the option to purchase further completed and leased commercial buildings in the first phase of the Kings Hill development.
As of December 31, 2005, the Company had investments in unconsolidated joint ventures, totaling $33.5 million.
United Kingdom Operations
The Company has an agreement with the County of Kent, England, for the development of a 650 acre, mixed commercial and residential community in the County of Kent. The community known as “Kings Hill” is located approximately 25 miles southeast of London. The community has been developed over the past decade pursuant to the development agreement between the County of Kent and the Company. The development agreement allows the Company to develop commercial space and to participate in proceeds from the sale of residential land parcels to home builders. The Company is presently developing one office building in Kings Hill and has received planning consent, which it is currently evaluating, for an additional one million square feet of future development.
The Company has also invested in two joint ventures to develop projects in separate locations in England. The Company believes that its development expertise, its access to capital and its relationship with tenants engaged in international business will create opportunities to service the needs of these tenants in both the United States and the United Kingdom.
The Company continues to pursue its development in Kings Hill and to identify other development and acquisition opportunities in the United Kingdom.

ITEM 1A. RISK FACTORS
The Company’s results from operations and the ability to make distributions to our shareholders and pay debt service on our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we”, “us” or “our” in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward looking statements on page 3.
Risks Related to Our Business
Unfavorable events affecting our existing tenants, or negative market conditions that may affect our existing tenants, could have an adverse impact on our ability to attract new tenants, relet space, collect rent or renew leases, and thus could have a negative effect on our cash flow from operations and inhibit growth.
Our cash flow from operations depends on our ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:
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
Any of these events could adversely affect our cash flow from operations and our ability to make expected distributions to our shareholders and service our indebtedness.
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
In our effort to lease our Properties, we compete for tenants with a broad spectrum of other landlords in each of our markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial or other terms than we are able to offer.
We may experience increased operating costs, which could adversely affect our operations.
Our Properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, general and administrative costs and other costs associated with security, landscaping, repairs and maintenance. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.

Our ability to achieve growth in operating income depends in part on our ability to develop properties which may suffer under certain circumstances.
We intend to continue to develop properties where warranted by market conditions. We have a number of ongoing development projects and a number of land projects being readied for development. These projects include the Comcast Center, a 1.25 million square foot office tower in Philadelphia’s central business district, which is discussed below.
Additionally, our general construction and development activities include the risks that:
•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property

•	construction costs may exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because we may not be able to increase rents to compensate for the increase in construction costs

•	some developments may fail to achieve expectations, possibly making them unprofitable

•	we may be unable to obtain, or may face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project

•	we may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred. If we alter or discontinue our development efforts, past and future costs of the investment may need to be expensed rather than capitalized and we may determine the investment is impaired, resulting in a loss

•	we may expend funds on and devote management’s time to projects that we do not complete

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in lower than projected rental rates with the result that our investment is not profitable
Our Comcast Center project is subject to a number of risks related to its development, construction, financing and leasing.
We commenced construction of a 1.25 million square foot office tower in Philadelphia in January 2005. The office tower, known as the Comcast Center, is expected to be shell complete in late 2007. Comcast Corporation has signed a 15 1/2 year lease for 874,000 square feet, or 69.7%, of the building’s leasable space. Including the lease with Comcast Corporation and leases with other tenants, there are signed leases for 72.8% of the Comcast Center’s leasable space. The total project cost to be incurred by us is expected to be $459.6 million.
The project is subject to substantial leasing risk as to the portion of the building not leased to Comcast. The Philadelphia office market generally contains substantial vacancy and has experienced a highly competitive leasing environment. Many of the premier office properties in the central business district contain significant vacancy. These conditions have had an adverse impact on market rental rates. Nevertheless, we believe that because of the unique features of this state-of-the-art commercial office building, sufficient demand exists from lease expirations of large commercial tenants in Philadelphia’s central business district during the 2006 to 2009 time frame and from prospective new tenants to the market to lease the remainder of the building at suitable rental rates.
Development of a project such as Comcast Center is subject to the general development and construction risks noted above. Those risks are magnified by the size of the project, and include construction risks associated with undertaking a construction project with the engineering and design complexities of an office tower. If we fail to achieve the completion deadlines set forth in the lease with Comcast, we will be responsible for damages incurred by Comcast.
The project also bears the investment risk that the market value of this 1.25 million square foot office tower may not support the construction costs of $360 per square foot. Sales that occurred in the past few years of a few Philadelphia office towers, which were constructed on average 15 years ago, were estimated to be for an average price of $183 per square foot.

We face risks associated with property acquisitions.
We acquire individual properties and portfolios of properties, and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:
•	when we are able to locate a desirable property, competition from other real estate investors may significantly increase the purchase price

•	acquired properties may fail to perform as expected

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates

•	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected
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
Our Properties are located principally in specific geographic areas in the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom. Due to the concentration of our Properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline.
We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.
In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our taxable income to shareholders each year, and thus cannot reinvest this portion of income in the business. As a result, retained cash flows are somewhat limited and we rely on proceeds from Property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources we rely on. There is no guarantee that we will be able to access these markets, or any other source of capital, on attractive terms or at all. The ability to access the public debt and equity markets depends on a variety of factors, including:
•	general economic conditions affecting these markets

•	our own financial structure and performance

•	the market’s opinion of REITs in general

•	the market’s opinion of REITs that own properties like ours
We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.
Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $600 million credit facility and unsecured notes, as well as, at December 31, 2005, $55.5 million in outstanding mortgage indebtedness, contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.
We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we generally need to refinance our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.
Our credit facility and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow under our $600 million credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under this credit facility, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.
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
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future developments, acquisitions, or repay indebtedness. Our Board of Trustees may authorize the issuance of additional securities without shareholder approval. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity.
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
Real estate generally cannot be sold quickly. We may not be able to dispose of Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code (the “Code”) limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.
We may experience economic harm if any damage to our Properties is not covered by insurance.
We believe all of our Properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties. Our existing property and liability policies expire during 2006. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
We may suffer losses that are not covered under our comprehensive liability, fire, extended coverage and rental loss insurance policies. For example, we may not be insured for losses resulting from acts of war, certain acts of terrorism, or from environmental liabilities. If an uninsured loss or a loss in excess of insured limits should occur, we would nevertheless remain liable for the loss which could adversely affect cash flow from operations.
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
It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:
•	the environmental assessments and updates will not identify all potential environmental liabilities

•	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments

•	new environmental liabilities have developed since the environmental assessments were conducted

•	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us
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
All of our Properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our Properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to shareholders.
Terrorist attacks and other acts of violence or war may adversely impact our operating results and may affect markets on which our securities are traded.
Terrorist attacks against our Properties, or against the United States or United States interests generally, may negatively affect our operations and your investment in our securities. Attacks or armed conflicts could have a direct adverse impact on our Properties or operations through damage, destruction, loss or increased security costs. Any terrorism insurance that we obtain may be insufficient to cover the loss for damages to our Properties as a result of terrorist attacks.
Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have an adverse impact on our operating results.
Risks Related to Our Organization and Structure
We have elected REIT status under the federal tax laws, and could suffer adverse consequences if we fail to qualify as a REIT.
We have elected REIT status under federal tax laws and have taken the steps known to us to perfect that status, but we cannot be certain that we qualify, or that we will remain qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, as to which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the related income tax regulations is greater in the case of a REIT that holds its assets in partnership form, as we do. Moreover, no assurance can be given that new tax laws will not significantly affect our qualification as a REIT or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the business.
If we fail to qualify as a REIT in any taxable year, the distributions to shareholders would not be deductible when computing taxable income. If this happened, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, we could be prevented from qualifying as a REIT for the four years following the year in which we were disqualified. Further, if we requalified as a REIT after failing to qualify, we might have to pay the full corporate-level tax on any unrealized gain in our assets during the period we were not qualified as a REIT. We would then have to distribute to our shareholders the earnings we accumulated while we were not qualified as a REIT. These additional taxes would reduce our funds available for distribution to our shareholders. In addition, while we were disqualified as a REIT, we would not be required by the Code to make distributions to our shareholders. A failure by the Company to qualify as a REIT and the resulting requirement to pay taxes and interest (and perhaps penalties) would cause us to default under various agreements to which we are a party, including under our credit facility, and would have a material adverse effect on our business, prospects, results of operations, earnings, financial condition and our ability to make distributions to shareholders.

Future economic, market, legal, tax or other considerations may lend our Board of Trustees to authorize the revocation of our election to qualify as a REIT. A revocation of our REIT status would require the consent of the holders of a majority of the voting interests of all of our outstanding Common Shares.
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
Because these officers own units and face different consequences than shareholders do, the Trust and those officers may have different objectives as to these transactions than shareholders do.
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
We have a staggered board and certain restrictive nominating procedures. The Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class III, Class I, and Class II trustees expire in 2006, 2007, and 2008, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control were in the shareholders’ interest.
We can issue preferred shares. Our Declaration of Trust authorizes the Board of Trustees to establish the preferences and rights of any shares issued. The issuance of preferred shares could have the effect of delaying, making more difficult or preventing a change of control of the Company, even if a change in control were in the shareholder’s interest.
We have a poison pill. Under the shareholder rights plan, rights are issued along with each of the Trust’s Common Shares. Holders of these rights can purchase, under certain conditions, a portion of a preferred share of beneficial interest, or receive Common Shares, or common shares of an entity acquiring us, or other consideration, having a value equal to twice the exercise price of the right. The exercise price of the right is $200. This arrangement is often called a “poison pill.” Our poison pill could have the effect of delaying or preventing a change of control of the Company, even if a change in control were in the shareholders’ interest.
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
General market conditions could worsen. The value of our publicly traded securities depends on various market conditions, which may change from time to time. In addition to general economic and market conditions and our particular financial condition and performance, the value of our publicly traded securities could be affected by, among other things, the extent of institutional investor interest in us and the market’s opinion of REITs in general and, in particular, REITs that own and operate properties similar to ours.
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
Except with respect to several covenants limiting the incurrence of indebtedness and a covenant requiring the Operating Partnership to maintain a certain unencumbered total asset value, our indentures do not contain any additional provisions that would protect holders of the Operating Partnership’s debt securities in the event of (i) a highly leveraged transaction involving the Operating Partnership, (ii) a change of control, or (iii) certain reorganizations, restructurings, mergers or similar transactions involving the Operating Partnership or the Trust.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
The Properties in Operation, as of December 31, 2005, consisted of 426 industrial and 292 office properties. Single tenants completely occupy 239 Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 479 of the Company’s Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2005, the industrial Properties in Operation were 93.8% leased. The average building size for the industrial Properties in Operation is approximately 104,000 square feet. As of December 31, 2005, the office Properties in Operation were 88.7% leased. The average building size for the office Properties in Operation is approximately 69,000 square feet.
A complete listing of the Properties in Operation appears as Schedule III to the financial statements of the Company included in this report. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2005 (in thousands, except percentages).

	Type		Net Rent (1)	Square Feet	% Leased
Delaware Valley	Industrial	-Distribution	$12,488	1,887	97.4%
		-Flex	28,374	2,948	93.6%
	Office		109,106	7,867	92.1%

	Total		149,968	12,702	93.2%

Midwest	Industrial	-Distribution	56,030	14,869	97.0%
		-Flex	41,456	5,503	92.3%
	Office		52,712	4,446	69.0%

	Total		150,198	24,818	94.7%

Mid-Atlantic	Industrial	-Distribution	24,717	7,401	81.4%
		-Flex	8,724	1,074	94.9%
	Office		51,339	4,920	85.2%

	Total		84,780	13,395	83.9%

Florida	Industrial	-Distribution	16,219	4,029	98.2%
		-Flex	22,346	3,021	92.9%
	Office		29,271	2,613	86.4%

	Total		67,836	9,663	93.3%

United Kingdom	Industrial	-Distribution	—	—	—
		-Flex	—	—	—
	Office		668	35	77.4%

	Total		668	35	77.4%

Joint Ventures (2)	Industrial	-Distribution	12,319	3,223	99.8%
		Flex	3,636	170	78.5%
	Office		11,339	365	98.1%

	Total		27,294	3,758	98.6%

TOTAL	Industrial	-Distribution	121,773	31,409	93.8%
		-Flex	104,536	12,716	93.8%
	Office		254,435	20,246	88.7%

	Total		$480,744	64,371	92.2%

(1)	Net rent represents the contractual rent per square foot times the tenant’s square feet leased at December 31, 2005 for tenants in occupancy. Net rent does not include the tenant’s obligation to pay property operating expenses and real estate taxes.

(2)	Joint Ventures represent the 42 properties owned by unconsolidated joint ventures.

The expiring square feet and annual net rent by year for the above Properties in Operation as of December 31, 2005 are as follows (in thousands except percentages):
Total Properties In Operation
Wholly Owned Properties:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)
2006	2,698	$10,193	1,669	$14,236	1,585	$21,938	5,952	$46,367
2007	3,787	16,617	2,104	19,051	2,215	30,932	8,106	66,600
2008	3,653	14,441	2,229	20,534	2,732	39,934	8,614	74,909
2009	3,692	17,296	1,646	15,333	2,842	43,846	8,180	76,475
2010	2,129	10,717	1,531	13,890	2,292	34,784	5,952	59,391
2011	1,647	8,207	603	6,880	1,523	24,088	3,773	39,175
Thereafter	8,634	47,483	2,006	21,568	4,421	77,949	15,061	147,000

Total	26,240	$124,954	11,788	$111,492	17,610	$273,471	55,638	$509,917

Total Square Feet	28,186		12,546		19,881		60,613

Percent of Total Annual Net Rent		24.5%		21.9%		53.6%		100.0%

Joint Venture Properties:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)
2006	525	$1,469	15	$400	5	$150	545	$2,019
2007	321	1,258	51	1,324	25	772	397	3,354
2008	663	3,138	9	268	30	951	702	4,357
2009	30	215	11	286	61	1,990	102	2,491
2010	36	183	20	655	65	2,237	121	3,075
2011	337	1,414	10	301	86	2,688	433	4,403
Thereafter	1,303	6,941	18	500	85	2,726	1,406	10,167

Total	3,215	$14,618	134	$3,734	357	$11,514	3,706	$29,866

Total Square Feet	3,223		170		365		3,758

Percent of Total Annual Net Rent		48.9%		12.5%		38.6%		100.0%

(1)	Annual net rent equals the contractual rent per square foot at the time of lease expiration for those tenants in occupancy at December 31, 2005 times the tenant’s square feet leased at December 31, 2005.
The table below highlights the Company’s top ten office tenants and the top ten industrial tenants as of December 31, 2005.

	Percentage		Percentage
Top 10 Office Tenants	of Net Rent	Top 10 Industrial Tenants	of Net Rent
The Vanguard Group, Inc	3.3%	TJX Corp.	1.2%
GlaxoSmithKline, LLC	2.0%	Kellogg USA, Inc.	1.0%
PPL Energy Plus, LLC	1.5%	Wakefern Food Corp.	1.0%
GMAC Mortgage Corporation	1.3%	The Government of the United States of America	0.7%
Sanofi Winthrop, Inc.	1.3%	DSC Logistics	0.6%
PNC Bank, National Association	1.1%	LTD Commodities, Inc.	0.5%
Express Scripts, Inc.	1.1%	Menlo Logistics	0.5%
Aetna Life Insurance Company	0.9%	Whirlpool Corporation	0.5%
Cendant Operations, Inc.	0.8%	Nexus Distribution Corp.	0.5%
Sungard Data Systems, Inc.	0.7%	Dial Corporation	0.5%

	14.0%		7.0%

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND RELATED ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares are traded on the New York Stock Exchange under the symbol “LRY.” There is no established public trading market for the Common Units. The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Shares on the New York Stock Exchange, and the dividends declared per Common Share for such calendar quarter.

			Dividends
			Declared Per
	High	Low	Common Share
2005
Fourth Quarter	$43.98	$39.15	$0.615
Third Quarter	45.80	40.80	0.615
Second Quarter	44.77	38.19	0.61
First Quarter	43.09	38.77	0.61
2004
Fourth Quarter	$43.20	$39.83	$0.61
Third Quarter	41.72	38.31	0.61
Second Quarter	45.35	35.05	0.605
First Quarter	45.47	36.82	0.605
As of March 9, 2006, the Common Shares were held by 1,276 holders of record. Since its initial public offering, the Company has paid regular and uninterrupted quarterly dividends.
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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

	Year Ended December 31,
Operating Data
In thousands, except per share data	2005	2004	2003	2002	2001
Total operating revenue	$680,730	$628,327	$593,886	$561,578	$541,941
Income from continuing operations	$213,838	$145,539	$143,375	$143,052	$154,596
Income available to common shareholders	$249,351	$161,443	$163,610	$150,237	$155,537

Basic:
Income from continuing operations	$2.46	$1.72	$1.82	$1.75	$2.02
Income from discontinued operations	$0.41	$0.19	$0.26	$0.25	$0.17
Income per common share — basic	$2.87	$1.91	$2.08	$2.00	$2.19
Diluted:
Income from continuing operations	$2.42	$1.70	$1.80	$1.73	$1.99
Income from discontinued operations	$0.40	$0.18	$0.25	$0.24	$0.16
Income per common share — diluted	$2.82	$1.88	$2.05	$1.97	$2.15

Distributions paid per common share	$2.445	$2.425	$2.405	$2.37	$2.30
Distributions paid per preferred share	$—	$—	$—	$1.82	$2.20
Weighted average number of shares outstanding — basic(1)	86,986	84,534	78,575	75,041	71,184
Weighted average number of shares outstanding — diluted (2)	88,376	86,024	79,868	76,272	73,580

Balance Sheet Data	December 31,
In thousands	2005	2004	2003	2002	2001
Net real estate	$4,095,202	$3,798,763	$3,544,234	$3,374,491	$3,227,135
Total assets	4,497,529	4,162,827	3,832,553	3,625,099	3,552,825
Total indebtedness	2,249,178	2,133,171	1,885,866	1,866,187	1,753,131
Shareholders’ equity	1,709,182	1,596,259	1,544,897	1,354,431	1,419,321

Other Data	Year Ended December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Cash provided by operating activities	$359,697	$293,336	$263,811	$288,243	$303,846
Cash used in investing activities	(286,633)	(373,975)	(195,133)	(165,604)	(233,856)
Cash (used in) provided by financing activities	(38,418)	89,618	(58,111)	(131,818)	(55,747)
Funds from operations available to common shareholders (3)	293,973	291,144	280,921	260,750	262,782
Total leaseable square footage of properties at end of period (in thousands) (4)	64,371	61,655	57,149	54,166	49,771
Number of properties at end of period (4)	718	723	702	680	645
Percentage leased at end of period (4)	92%	92%	92%	91%	94%

(1)	Basic weighted average number of shares includes only vested Common Shares outstanding during the year.

(2)	Diluted weighted average number of shares outstanding includes the vested and unvested Common Shares outstanding during the year as well as the dilutive effect of outstanding options for the year ended December 31, 2005, 2004, 2003 and 2002. For the year ended December 31, 2001 such number includes the dilutive effect of outstanding options and the dilutive effect of Convertible Debentures (the “Convertible Debentures”). The Convertible Debentures matured in July 2001.

(3)	The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of Funds from operations to Net Income may be found on page 31.

(4)	Leasing statistics include 42 properties equaling 3.8 million square feet owned by joint ventures in which the Company has an ownership interest. The joint venture properties are 98.6% leased at December 31, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”).
The Company has an ownership interest in and operates 426 industrial and 292 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom (the “Properties in Operation”) totaling 64.4 million square feet. In addition, as of December 31, 2005, the Company has 29 properties under development (the “Properties under Development” and, collectively with the Properties in Operation the “Properties”) and owns 1,410 acres of land, substantially all of which is zoned for commercial use. Included within the Properties and land above are 32 industrial and 10 office properties comprising 3.8 million square feet and 268 acres of developable land owned by unconsolidated joint ventures.
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
Revenue from the Properties in Operation, which represents over 95% of the Company’s revenue, was subjected in many of its markets to market conditions characterized by an oversupply of leaseable space and soft demand. These conditions resulted in downward pressure on rental rates and upward pressure on lease transaction costs. In the face of these conditions, the Company successfully leased 14.5 million square feet during the year ended December 31, 2005 and attained occupancy of 92.2% as of that date. The Company believes that these trends for the Properties in Operation (i.e., oversupply of leaseable space, downward pressure on rents, upward pressure on transaction costs and rent concessions), which have persisted since 2002, will continue in the aggregate in 2006, notwithstanding improvements in some markets. Although rental rates in certain markets are starting to stabilize and the Company expects that there will be selected increases in rents on renewal or replacement leases, the Company believes that rents on renewal or replacement leases for 2006 generally will be less than rents on expiring leases.
Conditions in 2005 for the acquisition of properties were very competitive. The Company, however, acquired 23 buildings representing 3.7 million square feet and a Total Investment of $300.1 million. These acquisitions generally served to increase the Company’s presence or balance its product mix in markets the Company believes to have significant potential. For 2006, the Company believes that property acquisitions will be in the $250 to $325 million range and, similar to 2005, many of the acquired properties will be either vacant or underleased. The Company believes there is less competition for such properties, consequently they are more attractively priced and will positively contribute to earnings upon lease up and stabilization.
Dispositions of Properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds continued in 2005. During 2005, the Company realized proceeds of $203.9 million from the sale of 36 operating properties representing 2.4 million square feet and 107 acres of land. The Company also sold 15 Properties in Operation in the United Kingdom, totaling 535,000 square feet to an unconsolidated joint venture in which the Company retained a 20% interest for $219.9 million. In addition, during the year ended December 31, 2005, an unconsolidated joint venture in which the Company has a 25% interest, sold three properties representing 397,000 square feet for proceeds to the joint venture of $21.1 million. The Company anticipates that dispositions will be in the $325 to $375 million range in 2006.
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. The Company is presently pursuing certain joint venture opportunities.

In 2005, the Company continued to pursue development opportunities. During the year ended December 31, 2005, the Company brought into service 11 development properties representing 1.8 million square feet and a Total Investment of $126.2 million and initiated $799.9 million in real estate development. One of the development properties that was initiated was the Comcast Center, which is a 1.25 million square feet office tower projected to cost $459.6 million. As of December 31, 2005, the total projected cost of the development properties is expected to be $815.5 million. The Company believes that in 2006, it will continue to pursue development opportunities and that in 2006 it will bring into service from its development pipeline approximately $175 million of investment in operating real estate.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases these estimates, judgments and assumptions on historical experience and on other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.
Capitalized Costs
Expenditures directly related to the acquisition, or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year from the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. Capitalized development related salaries and benefits, excluding costs relating to the Comcast Center, historically represent approximately 1-2% of the cost of developed properties brought into service. Capitalization of development related salaries and benefits for the Comcast Center are less that 1% of the cost of the project. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the years ended December 31, 2005, 2004 and 2003 was $17.7 million, $13.2 million and $10.9 million, respectively.
Revenue Recognition
Rental revenue is recognized on a straight line basis over the terms of the respective leases. Deferred rent receivable represents the amount by which straight line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. The capitalized above or below-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases.
Allowance for Doubtful Accounts
The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2005 and 2004, the Company’s allowance for doubtful accounts totaled $6.7 million and $6.0 million, respectively. The Company’s bad debt expense was $2.6 million, $2.4 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Impairment of Real Estate
The Company evaluates its real estate investments and investments in unconsolidated joint ventures upon occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. During the years ended December 31, 2005 and 2004, the Company recognized impairment losses of $5.3 million and $1.4 million, respectively. The 2005 impairment loss was primarily related to a 615,000 square feet portfolio of operating properties in the Midwest region. A portion of these properties equaling 295,000 square feet were sold prior to December 31, 2005. The 2004 impairment loss of $1.4 million was on a parcel of land in the Midwest region. The determination of whether impairment exists requires the Company to make estimates, judgments and assumptions about the future utility of the assets. The Company has evaluated each of its Properties and land held for development and investments in unconsolidated joint ventures and has determined that there are no additional valuation adjustments that need to be made at December 31, 2005.
Intangibles
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company’s estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs in the accompanying balance sheets, over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is charged to expense.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2005 with the results of operations of the Company for the year ended December 31, 2004, and the results of operations of the Company for the year ended December 31, 2004 with the results of operations of the Company for the year ended December 31, 2003. As a result of the varying level of development, acquisition and disposition activities by the Company in 2005 and 2004, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004.
Overview
The Company’s average gross investment in operating real estate owned (including assets held for sale) for the year ended December 31, 2005 increased to $4,335.5 million from $4,064.2 million for the year ended December 31, 2004. This increase resulted from the increased investment in real estate acquired or developed, partially offset by property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $680.7 million for the year ended December 31, 2005 from $628.3 million for the year ended December 31, 2004. This $52.4 million increase was primarily due to the net increase in investment in real estate. Contributing to this increase was an increase in “Termination Fees,” which totaled $16.6 million for the year ended December 31, 2005 as compared to $10.9 million for the same period in 2004. “Termination Fees” are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Year Ended		% Increase
	December 31, 2005	December 31, 2004	(Decrease)

Delaware Valley
– SE Pennsylvania	$137,802	$131,369	4.9%
– Other	24,910	22,027	13.1	%(1)
Midwest
– Lehigh Valley	66,000	54,930	20.2	%(2)
– Other	75,047	71,234	5.4%
Mid-Atlantic	83,432	81,608	2.2%
Florida	65,186	59,779	9.0	%(3)
United Kingdom	16,650	16,566	0.5%

Total property level operating income (4)	$469,027	$437,513	7.2%

(1)	The increase for the year ended December 31, 2005 versus the year ended December 31, 2004 is primarily due to the delivery of $30.0 million of completed development during 2004. Completed development in 2004 contributed to property level income for a partial period in 2004 as compared to a full year in 2005.

(2)	The increase for the year ended December 31, 2005 versus the year ended December 31, 2004 is primarily due to the delivery of $85.7 million in completed development and property acquisitions of $121.1 million during 2004 and 2005. Acquisitions and completed development in 2004 contributed to property level operating income for a partial period in 2004 as compared to a full year in 2005.

(3)	The increase for the year ended December 31, 2005 versus the year ended December 31, 2004 is primarily due to the delivery of $31.7 million in completed development and property acquisitions of $86.0 million during 2004 and 2005. Acquisitions and completed development in 2004 contributed to property level operating income for a partial period in 2004 as compared to a full year in 2005.

(4)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $397.7 million for the year ended December 31, 2005 from $402.6 million for the year ended December 31, 2004, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $391.7 million for the year ended December 31, 2005 from $392.6 million for the year ended December 31, 2004 on a cash basis. These decreases of 1.2% and 0.3%, respectively, are primarily due to a decrease in the occupancy of the office properties, which is the higher rent paying portion of the portfolio.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 611 properties totaling 50.0 million square feet owned since January 1, 2004.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2005 and 2004. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income.

	Year Ended December 31,
	2005	2004
	(in thousands)
Same Store:
Rental revenue	$411,465	$416,292

Operating expenses:
Rental property expense	130,713	122,963
Real estate taxes	62,000	60,826
Operating expense recovery	(178,953)	(170,126)

Unrecovered operating expenses	13,760	13,663

Property level operating income	397,705	402,629
Less straight line rent	6,046	9,986

Cash basis property level operating income	$391,659	$392,643

Reconciliation of non-GAAP financial measure:
Property level operating income — same store	$397,705	$402,629
Property level operating income — properties purchased or developed subsequent to January 1, 2004	54,677	24,007
Termination fees	16,645	10,877

Total property level operating income	469,027	437,513
General and administrative expense	(38,138)	(33,759)
Depreciation and amortization expense	(146,526)	(129,298)
Other income (expense)	(120,995)	(109,340)
Gain on property dispositions	84,295	496
Income taxes	(14,827)	(1,820)
Minority interest	(21,538)	(17,478)
Equity in earnings (loss) of unconsolidated joint ventures	2,540	(775)
Discontinued operations, net of minority interest	35,513	15,904

Net income	$249,351	$161,443

General and Administrative
General and administrative expenses increased to $38.1 million for the year ended December 31, 2005 from $33.8 million for the year ended December 31, 2004. These increases were primarily due to increases in salaries and increases in personnel consistent with the increase in the size of the Company. The increase in general and administrative expenses was also due to the expensing of stock options and related long term incentive compensation and increased costs relating to compliance with the requirements of the Sarbanes-Oxley legislation and related regulatory requirements.
Depreciation and Amortization
Depreciation and amortization increased to $146.5 million for the year ended December 31, 2005 from $129.3 million for the year ended December 31, 2004. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a relatively shorter period than buildings and improvements.
Interest Expense
Interest expense increased to $129.6 million for the year ended December 31, 2005 from $116.6 million for the year ended December 31, 2004. This increase was due to an increase in the average debt outstanding for the respective periods, which was $2,241.1 million in 2005 and $1,990.3 million in 2004. The effect of the increases in the average debt outstanding was offset by decreases in the weighted average interest rates for the periods, to 6.58% in 2005 from 6.70% in 2004.
Other
Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the year ended December 31, 2005 was $17.7 million as compared to $13.2 million for the year ended December 31, 2004. Capitalized development related salaries and benefits, excluding costs relating to the Comcast Center, historically represent approximately 1-2% of the cost of developed properties brought into service. Capitalized development related salaries and benefits for the Comcast Center are less than 1% of the cost of the project.
Gain on property dispositions and income taxes increased to $84.3 million and $14.8 million, respectively for the year ended December 31, 2005 from $0.5 million and $1.8 million, respectively for the year ended December 31, 2004. These increases are due to the $89.6 million gain realized on the sale of the United Kingdom Properties in Operation to the Kings Hill Unit Trust joint venture and resultant $14.5 million tax on this gain.
Income from discontinued operations increased to $35.5 million from $15.9 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase is due to the increase in the gains realized on property dispositions, which were primarily due to the increase in dispositions activity for 2005 compared to 2004. For the year ended December 31, 2005, there was $37.9 million in net gains on $200.9 million in dispositions and for the year ended December 31, 2004, there was $59.6 million in dispositions resulting in $11.6 million in net gains.
As a result of the foregoing, the Company’s net income increased to $249.4 million for the year ended December 31, 2005 from $161.4 million for the year ended December 31, 2004.
Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003.
Overview
The Company’s average gross investment in operating real estate owned (including assets held for sale) for the year ended December 31, 2004 increased to $4,064.2 million from $3,733.2 million for the year ended December 31, 2003. This increase resulted from the increased investment in real estate acquired or developed, partially offset by Property dispositions. This increased investment in operating real estate resulted in increases in rental revenue, rental property operating expenses and real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $628.3 million for the year ended December 31, 2004 from $593.9 million for the year ended December 31, 2003. This $34.4 million increase was primarily due to the net increase in investment in real estate as discussed above. Partially offsetting this increase was a decrease in Termination Fees which totaled $10.9 million for the year ended December 31, 2004 as compared to $14.1 million for the same period in 2003. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Year Ended		% Increase
	December 31, 2004	December 31, 2003	(Decrease)
Delaware Valley
– SE Pennsylvania	$131,369	$131,160	0.2%
– Other	22,027	21,847	0.8%
Midwest
– Lehigh Valley	54,930	50,607	8.5	%(1)
– Other	71,234	71,739	(0.7%)
Mid-Atlantic	81,608	74,457	9.6	%(2)
Florida	59,779	57,710	3.6%
United Kingdom	16,566	10,127	63.6	%(3)

Total property level operating income (4)	$437,513	$417,647	4.8%

(1)	The increase for the year ended December 31, 2004 versus the year ended December 31, 2003 is primarily due to the delivery of $99.2 million in completed development during 2003 and 2004 and property acquisitions of $71.8 million in 2004. Acquisitions and completed development in 2003 contributed to property level operating income for a partial period in 2003 as compared to a full year in 2004.

(2)	The increase for the year ended December 31, 2004 versus the year ended December 31, 2003 is due to $131.9 million in property acquisitions that were made during 2003 and 2004. Acquisitions in 2003 contributed to property level operating income for a partial period in 2003 as compared to a full year in 2004.

(3)	The increase for the year ended December 31, 2004 versus the year ended December 31, 2003 is primarily due to the purchase of six properties equalling approximately 210,000 square feet on July 1, 2003.

(4)	See a reconciliation of property level operating income to net income in the Same Store comparison below.

Same Store
Property level operating income, exclusive of Termination Fees, for the “Prior Year Same Store” (as defined below) properties decreased to $399.8 million for the year ended December 31, 2004 from $404.6 million for the year ended December 31, 2003, on a straight line basis and decreased to $391.1 million for the year ended December 31, 2004 from $395.6 million for the year ended December 31, 2003 on a cash basis. These decreases of 1.2% and 1.1%, respectively, were primarily due to decreases in rental rates. At December 31, 2004, the occupancy of the Prior Year Same Store portfolio was 93.2% as compared to 92.4% at December 31, 2003.
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income exclusive of Termination Fees is considered, by management, to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 631 properties totaling 49.7 million square feet owned since January 1, 2003.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2004 and 2003. Prior Year Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income.

	Year Ended December 31,
	2004	2003
	(in thousands)
Prior Year Same Store:
Rental revenue	$413,299	$414,743

Operating expenses:
Rental property expense	123,778	118,628
Real estate taxes	59,657	58,898
Operating expense recovery	(169,914)	(167,387)

Unrecovered operating expenses	13,521	10,139

Property level operating income	399,778	404,604
Less straight line rent	8,724	9,037

Cash basis property level operating income	$391,054	$395,567

Reconciliation of non-GAAP financial measure:
Property level operating income — prior year same store	$399,778	$404,604
Property level operating income — properties purchased or developed subsequent to January 1, 2003	26,858	(1,035)
Termination fees	10,877	14,078

Total property level operating income	437,513	417,647
General and administrative expense	(33,759)	(28,316)
Depreciation and amortization expense	(129,298)	(116,557)
Other income (expense)	(109,340)	(109,469)
Gain on property dispositions	496	447
Income taxes	(1,820)	(2,326)
Minority interest	(17,478)	(19,795)
Equity in (loss) earnings of unconsolidated joint ventures	(775)	1,744
Discontinued operations, net of minority interest	15,904	20,235

Net income	$161,443	$163,610

General and Administrative
General and administrative expenses increased to $33.8 million for the year ended December 31, 2004 from $28.3 million for the year ended December 31, 2003. These increases were primarily due to increases in salaries and increases in personnel consistent with the increase in the number of properties and the size of the Company. The increase in general and administrative expenses was also due to the expensing of stock options and related long term incentive compensation, an increase in cancelled project costs and increased costs relating to compliance with the requirements of the Sarbanes-Oxley legislation and related regulatory requirements.
Depreciation and Amortization
Depreciation and amortization increased to $129.3 million for the year ended December 31, 2004 from $116.6 million for the year ended December 31, 2003. The increase is primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a relatively shorter period than buildings and improvements.
Interest Expense
Interest expense decreased to $116.6 million for the year ended December 31, 2004 from $117.8 million for the year ended December 31, 2003. This decrease is due to a decrease in the weighted average interest rates for the periods, to 6.70% in 2004 from 6.93% in 2003. Partially offsetting this decrease was an increase in interest expense relating to the increase in the average debt outstanding for the respective periods, which was $1,990.3 million in 2004 and $1,881.5 million in 2003.
Other
Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the year ended December 31, 2004 was $13.2 million as compared to $10.9 million for the year ended December 31, 2003. Capitalized development salaries and benefits historically represent approximately 1-2% of the cost of developed properties brought into service.
Income from discontinued operations decreased to $15.9 million from $20.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease is due to a decrease in the period of time the properties were owned during the respective periods.
As a result of the foregoing, the Company’s net income decreased to $161.4 million for the year ended December 31, 2004 from $163.6 million for the year ended December 31, 2003.
Liquidity and Capital Resources
As of December 31, 2005, the Company had cash and cash equivalents of $90.7 million, including $29.1 million in restricted cash.
Net cash flow provided by operating activities increased to $359.7 million for the year ended December 31, 2005 from $293.3 million for the year ended December 31, 2004. This $66.4 million increase was due to fluctuations in operating assets and liabilities during the respective periods. The cash flow from the operating properties was relatively unchanged between 2005 and 2004. The $34.1 million increase in other liabilities is due to the income tax payable on the sale of the United Kingdom properties and increases in construction related accruals. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash used in investing activities decreased to $286.6 million for the year ended December 31, 2005 from $374.0 million for the year ended December 31, 2004. This $87.4 million decrease was primarily due to increased disposition activity for 2005 compared to 2004 partially offset by an increased investment in properties and an increased investment in development in progress.
Net cash used in financing activities was $38.4 million for the year ended December 31, 2005 compared to net cash provided by financing activities of $89.6 million for the year ended December 31, 2004. This $128.0 million change was due to an increase in repayment of mortgage loans and net repayments under the credit facility for 2005 compared to 2004 partially offset by an increase in net proceeds from the issuance of preferred units and an increase in unsecured note borrowings during 2005 compared to 2004. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions, and the redemption of preferred shares. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the year ended December 31, 2003, these activities were funded through a $350 million

Credit Facility (the “$350 million Credit Facility”). In December 2004, the borrowing capacity of the $350 million Credit Facility was increased to $450 million (the “$450 million Credit Facility”). In December 2005, the Company obtained a new $600 million unsecured revolving credit facility (the “$600 million Credit Facility”). The interest rate on borrowings under the credit facilities fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one year extension option.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of December 31, 2005 the Company’s debt to gross assets ratio was 42.9%, and for the year ended December 31, 2005, the earnings to fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt and borrowings under the $600 million Credit Facility divided by total assets plus accumulated depreciation. Earnings to fixed charges equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2005, $238.7 million in mortgage loans and $1,755.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.8%. The interest rates on $1,978.5 million of mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. Interest rates on $15.2 million of mortgage loans float with the base rate of the respective lending bank or LIBOR. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.
In 2006, $40.9 million in mortgage loans with various interest rates and $100 million in unsecured notes will mature. The Company anticipates that it will refinance or retire these maturities through its available sources of capital.
The Company’s contractual obligations, as of December 31, 2005, are as follows (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt (1)	$2,945,782	$280,341	$393,373	$943,125	$1,328,943
Capital lease obligations	5,819	162	336	630	4,691
Operating lease obligations	11,382	618	1,044	634	9,086
Share of mortgage debt of unconsolidated joint ventures	52,145	—	—	52,145	—
Property development commitments	490,578	54,747	435,831	—	—
Joint venture capital commitments	2,464	1,509	955	—	—
Letter of credit	1,343	1,343	—	—	—
Purchase obligations (2)	54,250	54,250	—	—	—
Master lease obligation	2,727	1,318	1,409	—	—

Total	$3,566,490	$394,288	$832,948	$996,534	$1,342,720

(1)	Includes principal and interest payments. Interest payments assume current credit facility borrowings and interest rates remain at the December 31, 2005 level until maturity.

(2)	Purchase obligations include obligations to acquire property.
General
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company’s existing sources of capital include the public debt and equity markets, proceeds from Property dispositions, equity capital from joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility from time to time.
In August 2004, the Company issued $200 million of ten year 5.65% senior unsecured notes. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, pay down outstanding borrowings under the Company’s $350 million Credit Facility, acquire properties and for general corporate purposes.
In February 2005, the Company issued $300 million principal amount of 5.125% senior unsecured notes due 2015. The aggregate net proceeds from such issuance was $296.4 million. The Company used the aggregate net proceeds to pay down outstanding borrowings under the $450 million Credit Facility and for general corporate purposes.
In June 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units and issued $20 million of 7.0% Series E Cumulative Redeemable Preferred Units.
During 2005, the Company raised a total of $50 million through private placements of 6.65% Series F Cumulative Redeemable Preferred Units. The proceeds from these offerings were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In September 2005, the quarterly Common Share dividend was increased to $0.615 per share from $0.61 per share. The Company’s annual Common Share dividend paid was $2.445 per share, $2.425 per share, and $2.405 per share in 2005, 2004, and 2003, respectively. In 2005, the Company’s dividend payout ratio was approximately 76% of Funds from operations (as defined below).
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of March 9, 2006, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $806.2 million in debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2005, the Company had investments in unconsolidated joint ventures totaling $33.5 million.
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

Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Reconciliation of net income to FFO — basic:
Net income	$249,351	$161,443	$163,610

Basic — income available to common shareholders	249,351	161,443	163,610
Basic — income available to common shareholders per weighted average share	$2.87	$1.91	$2.08

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	1,316	2,566	663
Depreciation and amortization	147,669	133,682	120,826
Gain on property dispositions, net of income tax	(114,381)	(13,502)	(11,822)
Minority interest share in addback for depreciation and amortization, gain on property dispositions, net of income tax	(1,363)	(5,093)	(4,858)

Funds from operations available to common shareholders — basic	$282,592	$279,096	$268,419

Basic Funds from operations available to common shareholders per weighted average share	$3.25	$3.30	$3.42

Reconciliation of net income to FFO — diluted:

Net income	$249,351	$161,443	$163,610

Diluted — income available to common shareholders	249,351	161,443	163,610
Diluted — income available to common shareholders per weighted average share	$2.82	$1.88	$2.05

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	1,316	2,566	663
Depreciation and amortization	147,669	133,682	120,826
Gain on property dispositions, net of income tax	(114,381)	(13,502)	(11,822)
Minority interest less preferred share distributions	10,018	6,955	7,644

Funds from operations available to common shareholders — diluted	$293,973	$291,144	$280,921

Diluted Funds from operations available to common shareholders per weighted average share	$3.20	$3.25	$3.36

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	86,986	84,534	78,575
Dilutive shares for long term compensation plans	1,390	1,490	1,293

Diluted shares for net income calculations	88,376	86,024	79,868
Weighted average common units	3,555	3,676	3,693

Diluted shares for Funds from operations calculations	91,931	89,700	83,561

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $600 million Credit Facility bears interest at a variable rate; therefore, the amount of interest payable under the $600 million Credit Facility will be influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about the Company’s risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.
The Company’s primary market risk exposure is to changes in interest rates.
The Company is exposed to market risk related to its $600 million Credit Facility and certain other indebtedness as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The interest on the $600 million Credit Facility and certain other indebtedness is subject to fluctuations in the market.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2005, the Company’s interest expense would have been increased or decreased by $3.3 million. If the interest rate for the fixed rate debt maturing in 2006 was 100 basis points higher or lower than its current rate of 7.2%, the Company’s interest expense would be increased or decreased by $1.0 million.
The sensitivity analysis above assumes no changes in the Company’s financial structure. It also does not consider future fluctuations in interest rates or the specific actions that might be taken by management to mitigate the impact of such fluctuations.
The Company is also exposed to currency risk on its net investment in the United Kingdom. The Company does not believe that this currency risk exposure is material to its financial statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The dual presentation of financial statements for the Company is required by the SEC. The Company is comprised of two SEC registrants: Liberty Property Trust and Liberty Property Limited Partnership. Accordingly, financial statements are required for each registrant. The financial information contained within the two sets of financial statements is essentially the same.

Management’s Annual Report on Internal Control Over Financial Reporting
To the Shareholders of Liberty Property Trust:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15 (f) and 15d — 15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Trustees regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
Management’s assertion regarding its assessment of internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, whose reports appears on the following pages.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Liberty Property Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Liberty Property Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Property Trust as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2005 of the Trust and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Property Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
March 10, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Philadelphia, Pennsylvania
March 10, 2006

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	DECEMBER 31,
	2005	2004
ASSETS
Real estate:
Land and land improvements	$629,962	$622,987
Buildings and improvements	3,730,481	3,616,204
Less accumulated depreciation	(748,818)	(692,649)

Operating real estate	3,611,625	3,546,542

Development in progress	324,924	81,099
Land held for development	158,653	171,122

Net real estate	4,095,202	3,798,763

Cash and cash equivalents	61,629	33,667
Restricted cash	29,085	34,626
Accounts receivable, net of allowance	19,529	21,502
Deferred rent receivable	72,818	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $106,752; 2004, $91,117)	121,085	106,940
Investments in unconsolidated joint ventures	33,522	24,372
Assets held for sale, net	12,654	12,799
Prepaid expenses and other assets	52,005	63,630

Total assets	$4,497,529	$4,162,827

LIABILITIES
Mortgage loans	$238,728	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	255,450	312,000
Accounts payable	32,919	24,288
Accrued interest	34,892	34,994
Dividend payable	56,490	54,485
Other liabilities	161,735	111,764

Total liabilities	2,535,214	2,358,702

Minority interest	253,133	207,866

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 88,415,764 (includes 59,100 in treasury) and 85,734,380 (includes 59,100 in treasury) shares issued and outstanding as of December 31, 2005 and 2004, respectively	88	86
Additional paid-in capital	1,799,068	1,705,913
Accumulated other comprehensive income	9,906	25,105
Distributions in excess of net income	(98,553)	(133,518)
Common shares held in treasury, at cost, 59,100 shares as of December 31, 2005 and 2004	(1,327)	(1,327)

Total shareholders’ equity	1,709,182	1,596,259

Total liabilities and shareholders’ equity	$4,497,529	$4,162,827

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
OPERATING REVENUE
Rental	$486,121	$452,753	$430,435
Operating expense reimbursement	194,609	175,574	163,451

Total operating revenue	680,730	628,327	593,886

OPERATING EXPENSE
Rental property	142,838	128,005	116,505
Real estate taxes	68,865	62,809	59,734
General and administrative	38,138	33,759	28,316
Depreciation and amortization	146,526	129,298	116,557

Total operating expenses	396,367	353,871	321,112

Operating Income	284,363	274,456	272,774
OTHER INCOME (EXPENSE)
Interest and other income	8,622	7,290	8,285
Interest expense	(129,617)	(116,630)	(117,754)

Total other income (expense)	(120,995)	(109,340)	(109,469)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	163,368	165,116	163,305

Gain on property dispositions	84,295	496	447
Income taxes	(14,827)	(1,820)	(2,326)
Minority interest	(21,538)	(17,478)	(19,795)
Equity in earnings (loss) of unconsolidated joint ventures	2,540	(775)	1,744

Income from continuing operations	213,838	145,539	143,375

Discontinued operations, net of minority interest (including net gain on property dispositions of $37,915, $11,603, and $11,958 for the years ended December 31, 2005, 2004 and 2003, respectively)	35,513	15,904	20,235

Net income	$249,351	$161,443	$163,610

Earnings per share
Basic:
Income from continuing operations	$2.46	$1.72	$1.82
Income from discontinued operations	0.41	0.19	0.26

Income per common share — basic	$2.87	$1.91	$2.08

Diluted:
Income from continuing operations	$2.42	$1.70	$1.80
Income from discontinued operations	0.40	0.18	0.25

Income per common share — diluted	$2.82	$1.88	$2.05

Weighted average number of common shares outstanding
Basic	86,986	84,534	78,575
Diluted	88,376	86,024	79,868
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	COMMON		ACCUMULATED		COMMON
	SHARES OF	ADDITIONAL	OTHER	DISTRIBUTIONS	SHARES	TOTAL
	BENEFICIAL	PAID-IN	COMPREHENSIVE	IN EXCESS OF NET	HELD IN	SHAREHOLDERS’
	INTEREST	CAPITAL	INCOME	INCOME	TREASURY	EQUITY
Balance at January 1, 2003	$76	$1,413,336	$2,842	$(60,496)	$(1,327)	$1,354,431
Net proceeds from the issuance of common shares	7	206,377	—	—	—	206,384
Net income	—	—	—	163,610	—	163,610
Distributions on common shares	—	—	—	(191,632)	—	(191,632)
Noncash compensation	—	2,877	—	—	—	2,877
Minority interest reclassification	—	(2,641)	—	—	—	(2,641)
Foreign currency translation adjustment	—	—	11,868	—	—	11,868

Balance at December 31, 2003	83	1,619,949	14,710	(88,518)	(1,327)	1,544,897
Net proceeds from the issuance of common shares	3	85,168	—	—	—	85,171
Net income	—	—	—	161,443	—	161,443
Distributions on common shares	—	—	—	(206,443)	—	(206,443)
Noncash compensation	—	2,388	—	—	—	2,388
Minority interest reclassification	—	(1,592)	—	—	—	(1,592)
Foreign currency translation adjustment	—	—	10,395	—	—	10,395

Balance at December 31, 2004	86	1,705,913	25,105	(133,518)	(1,327)	1,596,259
Net proceeds from the issuance of common shares	2	86,460	—	—	—	86,462
Net income	—	—	—	249,351	—	249,351
Distributions on common shares	—	—	—	(214,386)	—	(214,386)
Noncash compensation	—	5,032	—	—	—	5,032
Minority interest reclassification	—	1,663	—	—	—	1,663
Foreign currency translation adjustment	—	—	(15,199)	—	—	(15,199)

Balance at December 31, 2005	$88	$1,799,068	$9,906	$(98,553)	$(1,327)	$1,709,182

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$249,351	$161,443	$163,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,722	136,700	123,102
Amortization of deferred financing costs	4,758	4,315	4,013
Equity in (earnings) loss of unconsolidated joint ventures	(2,540)	775	(1,744)
Distributions from unconsolidated joint ventures	4,651	682	3,145
Minority interest in net income	22,965	18,167	20,733
Gain on property dispositions	(122,210)	(12,099)	(12,405)
Noncash compensation	3,980	2,388	2,877
Changes in operating assets and liabilities:
Restricted cash	3,849	(19,334)	(12,154)
Accounts receivable	1,804	(8,449)	5,125
Deferred rent receivable	(6,290)	(8,513)	(9,240)
Prepaid expenses and other assets	(12,488)	(12,046)	(3,638)
Accounts payable	8,894	8,859	(11,848)
Accrued interest	(102)	2,166	257
Other liabilities	52,353	18,282	(8,022)

Net cash provided by operating activities	359,697	293,336	263,811

INVESTING ACTIVITIES
Investment in properties	(324,340)	(253,017)	(145,997)
Cash paid for business, net of cash acquired	—	—	16,627
Investments in unconsolidated joint ventures	(13,790)	(6,198)	(4,918)
Proceeds from disposition of properties/land	415,144	54,140	49,744
Investment in development in progress	(235,078)	(105,208)	(59,953)
Investment in land held for development	(91,436)	(34,132)	(27,650)
Increase in deferred leasing costs	(37,133)	(29,560)	(22,986)

Net cash used in investing activities	(286,633)	(373,975)	(195,133)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	87,514	85,171	206,384
Net proceeds from issuance of preferred units	48,686	—	—
Net proceeds from issuance of unsecured notes	296,424	197,517	3,683
Repayments of unsecured notes	—	(100,000)	(73,739)
Proceeds from mortgage loans	—	9,618	1,223
Repayments of mortgage loans	(173,926)	(23,592)	(15,436)
Proceeds from credit facility	784,800	477,800	453,950
Repayments on credit facility	(841,350)	(332,800)	(418,950)
Increase in deferred financing costs	(3,465)	(199)	(2,640)
Distributions paid on common shares	(212,305)	(204,339)	(187,293)
Contributions from minority interests	—	1,158	637
Distributions to minority interests	(3,937)	—	—
Distributions paid on units	(20,859)	(20,716)	(25,930)

Net cash (used in) provided by financing activities	(38,418)	89,618	(58,111)

Increase in cash and cash equivalents	34,646	8,979	10,567
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(6,684)	2,879	3,309
Cash and cash equivalents at beginning of year	33,667	21,809	7,933

Cash and cash equivalents at end of year	$61,629	$33,667	$21,809

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$83,794	$27,990	$13,187
Issuance of operating partnership units	—	—	1,151
Acquisition of properties	(51,716)	(11,305)	(56,083)
Assumption of mortgage loans	51,716	11,305	56,083

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.2% of the common equity of the Operating Partnership at December 31, 2005. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Expenditures directly related to acquisition, or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, and interest costs, real estate taxes, salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs in the accompanying balance sheet, over the remaining term of the related leases. Once a property is designated as held for sale, no further depreciation expense is recorded. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.
The Company evaluates its real estate investments and its investments in unconsolidated joint ventures upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment or investment in unconsolidated joint ventures is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value.

Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting the net equity investment of the Company is reflected in the consolidated balance sheets and the Company’s share of net income from the joint ventures is included on the consolidated statements of operations.
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.
Restricted Cash
Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of residential land in Kent County, United Kingdom.
Accounts Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are collectible. Based on this review accounts receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance is written off.
The allowance for doubtful accounts at December 31, 2005 and 2004 was $6.7 million and $6.0 million, respectively.
Deferred Rent Receivable
The Company’s deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments under the terms of tenant leases.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 104 when the following conditions are met:
a)	the termination agreement is executed,

b)	the termination fee is determinable,

c)	all landlord services, pursuant to the terminated lease, have been rendered, and

d)	collectibility of the termination fee is assured.
Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

		2005			2004

		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Income from continuing operations	$213,838			$145,539

Basic income from continuing operations
Income from continuing operations available to common shareholders	213,838	86,986	$2.46	145,539	84,534	$1.72

Dilutive shares for long-term compensation plans	—	1,390		—	1,490

Diluted income from continuing operations
Income from continuing operations available to common shareholders and assumed conversions	213,838	88,376	$2.42	145,539	86,024	$1.70

Basic income from discontinued operations
Discontinued operations net of minority interest	35,513	86,986	$0.41	15,904	84,534	$0.19

Dilutive shares for long-term compensation plans	—	1,390		—	1,490

Diluted income from discontinued operations
Discontinued operations net of minority interest	35,513	88,376	$0.40	15,904	86,024	$0.18

Basic income per common share
Income available to common shareholders	249,351	86,986	$2.87	161,443	84,534	$1.91

Dilutive shares for long-term compensation plans	—	1,390		—	1,490

Diluted income per common share
Income available to common shareholders and assumed conversions	$249,351	88,376	$2.82	$161,443	86,024	$1.88

		2003

		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Income from continuing operations	$143,375

Basic income from continuing operations
Income from continuing operations available to common shareholders	143,375	78,575	$1.82

Dilutive shares for long-term compensation plans	—	1,293

Diluted income from continuing operations
Income from continuing operations available to common shareholders and assumed conversions	143,375	79,868	$1.80

Basic income from discontinued operations
Discontinued operations net of minority interest	20,235	78,575	$0.26

Dilutive shares for long-term compensation plans	—	1,293

Diluted income from discontinued operations
Discontinued operations net of minority interest	20,235	79,868	$0.25

Basic income per common share
Income available to common shareholders	163,610	78,575	$2.08

Dilutive shares for long-term compensation plans	—	1,293

Diluted income per common share
Income available to common shareholders and assumed conversions	$163,610	79,868	$2.05

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, deferred rent receivable, accounts payable, accrued interest, dividends payable and other liabilities are reasonable estimates of fair values because of the short-term maturities of these investments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2005 for comparable loans, exceeds the aggregate carrying value by approximately $92 million at December 31, 2005.

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other organizational and operational requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.
Several of the Company’s subsidiaries are taxable REIT subsidiaries (each a “TRS”) and are subject to federal income taxes. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non real estate business that are not permitted REIT activities. The Company is also taxed in certain states and the United Kingdom. Accordingly, the Company has recognized federal, state and United Kingdom income taxes in accordance with US GAAP, as applicable. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.
The Federal tax cost basis of the real estate at December 31, 2005 was $4.8 billion.
Stock-Based Compensation
At December 31, 2005, the Company had a share-based employee compensation plan as fully described in Note 10. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Option awards under the Company’s plan vest over three years. Therefore, the cost related to share-based employee compensation included in the determination of net income for 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive income (loss) was ($15.2 million), $10.4 million and $11.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Recently Issued Accounting Standards

SFAS No. 123 (revised 2004)
In December 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows (“SFAS No. 123R”). SFAS No. 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS No. 123R. Certain restricted share awards and option awards are subject to accelerated vesting upon retirement. The Company accounts for these awards over the explicit service period. Upon adoption of SFAS No. 123R, the Company will expense awards to individuals qualifying for stock acceleration. Compensation cost relating to this accelerated vesting for the years ended December 31, 2005, 2004 and 2003 would have increased by $.2 million, $.5 million and $.3 million, respectively. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123. The Company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position.
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS NO. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Company does not expect that the implementation of this standard will have a material effect on the Company’s consolidated financial position or results of operations.
Emerging Issues Task Force (“EITF”) Issue No. 04-5
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
Interpretation of FASB Statement No. 143 (“FIN 47”)
Issued in March 2005, FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005 and did not have a material effect on the Company’s consolidated financial position or results of operations for 2005.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2005 and 2004 are as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2005:
Industrial properties	$308,404	$1,669,294	$1,977,698	$339,465
Office properties	321,558	2,061,187	2,382,745	409,353

2005 Total	$629,962	$3,730,481	$4,360,443	$748,818

2004:
Industrial properties	$293,282	$1,588,513	$1,881,795	$308,963
Office properties	329,705	2,027,691	2,357,396	383,686

2004 Total	$622,987	$3,616,204	$4,239,191	$692,649

Depreciation expense was $123.3 million in 2005, $114.2 million in 2004 and $105.1 million in 2003.
As of December 31, 2005, the Company has commenced development on 29 properties, which upon completion are expected to comprise 5.6 million square feet of leaseable space. As of December 31, 2005, $324.9 million had been expended for the development of these projects and an additional $490.6 million is estimated to be required for completion.

Information on the operating properties the Company has sold for the year ended December 31, 2005 and 2004 are as follows:
2005 Sales

	Number of	Leasable
	Buildings	Square Feet	Proceeds
		(in thousands)
Segment
Delaware Valley
Southeastern Pennsylvania	2	139,760	$7,864
Other	3	177,733	12,333
Midwest
Lehigh Valley	2	142,204	8,676
Other	18	400,262	23,236
Mid-Atlantic	4	727,732	51,570
Florida	6	726,632	53,834
United Kingdom	16	602,175	263,343

Total	51	2,916,498	$420,856

2004 Sales

	Number of	Leasable
	Buildings	Square Feet	Proceeds
		(in thousands)
Segment
Delaware Valley
Southeastern Pennsylvania	3	248,073	$30,814
Other	1	45,390	1,950
Midwest
Lehigh Valley	—	—	—
Other	3	303,723	13,150
Mid-Atlantic	—	—	—
Florida	3	163,330	5,205
United Kingdom	—	—	—

Total	10	760,516	$51,119

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
On November 18, 2002, the Company entered into a joint venture agreement (“Liberty Venture I, LP”) with the Public Employees’ Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture in exchange for a 25% ownership interest in the joint venture and $108.8 million in cash. The properties are industrial distribution properties in New Jersey (the Delaware Valley segment). The Company provides development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
During the year ended December 31, 2004, the joint venture purchased additional industrial distribution properties with net book value of $5.5 million. During the year ended December 31, 2005. The joint venture disposed of three properties for proceeds of $21.1 million.
On December 14, 2005, the Company entered into a joint venture agreement (“Kings Hill Unit Trust”) with Doughty Hanson & Co. Real Estate. The Company sold 15 properties with a net book value of $125.8 million to the joint venture for proceeds of $219.9 million. In addition, the Company holds a $7.6 million note receivable from the Kings Hill United Trust and retained a 20% ownership interest in the joint venture. The note receivable bears interest at a 9% rate. The Company recognized a $75.1 million gain net of $14.5 million of tax on the sale of its United Kingdom Properties in Operation to the Kings Hill Unit Trust. Due to the Company’s continuing involvement in this joint venture, the operations to the date of sale, as well as the gain on sale and related taxes are included in income from continuing operations in the consolidated statements of operations. The properties which were sold are industrial-flex and office properties and are included in the Company’s United Kingdom segment. The Company provides property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
As of December 31, 2005, the Company has a 50% ownership interest in three additional unconsolidated joint ventures. These joint ventures have investments in land or in leaseholds and do not operate or own operating properties.
The Company’s share of each of the joint ventures’ earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.
The condensed balance sheets as of December 31, 2005 and 2004 and statements of operations for Liberty Venture I, LLC, Kings Hill Unit Trust and other unconsolidated joint ventures for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):
Balance Sheets:

	December 31, 2005
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Real estate assets	$121,092	$202,200	$—	$323,292
Accumulated depreciation	(7,579)	(284)	—	(7,863)

Real estate assets, net	113,513	201,916	—	315,429
Land held for development	2,750	—	37,812	40,562
Other assets	14,922	18,499	9,980	43,401

Total assets	$131,185	$220,415	$47,792	$399,392

Debt	$77,826	$163,448	$—	$241,274
Other liabilities	2,284	44,028	678	46,990
Equity	51,075	12,939	47,114	111,128

Total liabilities and equity	$131,185	$220,415	$47,792	$399,392

Company’s net investment in unconsolidated joint ventures	$12,310	$—	$21,212	$33,522

	December 31, 2004
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Real estate assets	$128,727	$—	$—	$128,727
Accumulated depreciation	(5,183)	—	—	(5,183)

Real estate assets, net	123,544	—	—	123,544
Land held for development	2,686	—	22,543	25,229
Other assets	16,945	—	2,747	19,692

Total assets	$143,175	$—	$25,290	$168,465

Debt	$86,585	$—	$—	$86,585
Other liabilities	3,183	—	391	3,574
Equity	53,407	$—	24,899	78,306

Total liabilities and equity	$143,175	$—	$25,290	$168,465

Company’s net investment in unconsolidated joint ventures	$13,035	$—	$11,337	$24,372

Statements of Operations:

	Year Ended December 31, 2005
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Total revenue	$18,592	$745	$—	$19,337
Operating expense	5,859	201	32	6,092

	12,733	544	(32)	13,245

Interest	4,569	634	—	5,203
Depreciation and amortization	4,933	386	—	5,319
Other (income)/expense	184	33	(3,066)	(2,849)
(Gain)/loss on sale	(7,555)	—	—	(7,555)

Net income (loss)	$10,602	$(509)	$3,034	$13,127

Company’s equity in earnings (loss) of unconsolidated joint ventures	$2,650	$(110)	$—	$2,540

	Year Ended December 31, 2004
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Total revenue	$18,746	$—	$—	$18,746
Operating expense	6,736	—	—	6,736

	12,010	—	—	12,010

Interest	4,426	—	—	4,426
Depreciation and amortization	10,683	—	—	10,683

Net loss	$(3,099)	$—	$—	$(3,099)

Company’s equity in loss of unconsolidated joint ventures	$(775)	$—	$—	$(775)

	Year Ended December 31, 2003
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Total revenue	$19,400	$—	$—	$19,400
Operating expense	6,276	—	—	6,276

	13,124	—	—	13,124

Interest	3,870	—	—	3,870
Depreciation and amortization	4,401	—	—	4,401

Net income	$4,853	$—	$—	$4,853

Company’s equity in earnings of unconsolidated joint ventures	$1,744	$—	$—	$1,744

5. RELATED PARTY TRANSACTIONS
During the year ended December 31, 2003, the Company exercised its option to purchase Rouse Kent Limited (“RKL”) for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million. The operations of RKL are included in the consolidated financial statements beginning July 1, 2003. The transaction was accounted for under the purchase method of accounting.
RKL owned six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. These six buildings together with other buildings which the Company owned in the United Kingdom, were sold in December 2005 to the Kings Hill Unit Trust joint venture. (See Investments in Unconsolidated Joint Ventures above.) RKL is party to a contract with the County of Kent which contract entitles RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.
Pursuant to agreements, the Company provided management services with respect to RKL for the six months ended June 30, 2003 for $300,000. In addition, the Company paid a fee to RKL for management services which it provided for the Company’s properties owned in the United Kingdom. For six months ended June 30, 2003 the fees for these services were $223,000. The Company recognized interest income on notes receivable from RKL of $1.9 million for the six months ended June 30, 2003.
6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2005, 2004 and 2003, were 6.6%, 6.7% and 6.9%, respectively. Interest costs during the years ended December 31, 2005, 2004 and 2003 in the amount of $17.7 million, $13.2 million and $10.9 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2005, 2004 and 2003, was $148.8 million, $130.4 million and $132.5 million, respectively.
During the year ended December 31, 2005, the Company issued $300 million of 5.125% senior unsecured notes due March 2, 2015. The Company used the proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
During the year ended December 31, 2004, the Company issued $200 million of 5.65% senior unsecured notes due August 15, 2014. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, pay down outstanding borrowings under the Company’s unsecured credit facility, acquire properties and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2005 the Company was in compliance with all financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2006 to 2016 are collateralized by and in some instances cross-collateralized by properties with a net book value of $406.1 million.
The interest rates on $1,978.5 million of mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. Interest rates on $15.2 million of mortgage loans float with the base rate of the respective lending bank or LIBOR. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.

Credit Facility
During the fourth quarter of 2005, the Company obtained a new, four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) replacing a $450 million unsecured revolving credit facility due January 16, 2006. Based on the Company’s present ratings, borrowings under the credit facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $255.5 million of borrowings outstanding as of December 31, 2005 was 4.39%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB from Moody’s, S&P and Fitch, respectively. The credit facility has an accordion feature for an additional $200 million. There is also a 15 basis point facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one year period. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
The scheduled principal amortization and maturities of the Company’s mortgage loans, $600 million Credit Facility and the unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2006	$9,323	$40,895	$100,000	$—	$150,218	7.1%
2007	8,748	1,553	100,000	—	110,301	7.2%
2008	8,053	45,259	—	—	53,312	6.6%
2009	5,652	46,148	270,000	—	321,800	7.8%
2010	4,827	4,738	200,000	255,450	465,015	6.4%
2011	4,101	10,730	250,000	—	264,831	7.3%
2012	3,219	32,910	235,000	—	271,129	6.5%
2013	2,691	—	—	—	2,691	6.0%
2014	2,857	—	200,000	—	202,857	5.7%
2015	3,033	—	300,000	—	303,033	5.1%
2016 & thereafter	3,991	—	100,000	—	103,991	7.4%

	$56,495	$182,233	$1,755,000	$255,450	$2,249,178	6.6%

7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$448,098
2007	400,091
2008	343,492
2009	271,306
2010	211,230
Thereafter	593,904

TOTAL	$2,268,121

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.

8. SHAREHOLDERS’ EQUITY
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $220.8 million, $213.3 million, and $196.2 million, during the years ended December 31, 2005, 2004, and 2003, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $2.445, $2.425, and $2.405, during the years ended December 31, 2005, 2004, and 2003, respectively.
For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

	2005	2004	2003
Return of capital	—	8.0%	—
Ordinary income	62.8%	87.3%	96.0%
Capital gains	37.2%	4.7%	4.0%
The Company’s federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Treasury Shares
The Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares and preferred shares (as defined below).
Minority Interest
Minority interest in the accompanying consolidated financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. Minority interest is adjusted at each period end to reflect the ownership percentage of the common and preferred unitholders at that time. A minority interest reclassification occurs between minority interest and shareholders’ equity each period there is a transaction involving ownership interests in Liberty Property Limited Partnership. In addition, minority interest includes third-party ownership interests in two consolidated joint venture investments in the United Kingdom. No common units were issued in connection with acquisitions in 2005 or 2004. During 2003, 33,682 common units were issued in connection with an acquisition. The common units outstanding as of December 31, 2005 have the same economic characteristics as common shares. The 3,517,837 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust.

The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date
of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in ooo’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust
6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust
6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
Effective August 31, 2004, the rate on $95 million Series B preferred units was reduced from 9.25% to 7.45%.
During the year ended December 31, 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2005	2004	2003
Distributions (in millions)	$12.1	$11.8	$12.4
Distribution per unit:
Series B	$1.86	$2.16	$2.31
Series C	$1.05	$2.28	$2.28
Series D	$3.81	$3.81	$3.81
Series E	$1.90	—	—
Series F	$1.61	—	—
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
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2005, 2004, and 2003, 1,767,187, 1,590,488, and 2,056,482, common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan.
9. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total 401(K) expense recognized by the Company was $716,000, $739,000, and $550,000 for the years ended 2005, 2004, and 2003, respectively.
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. A total of 8,814, 9,227 and 9,766 common shares were issued, in accordance with the ESPP, during the years ended December 31, 2005, 2004 and 2003, respectively.
10. SHARE OPTIONS
The Company’s Share Incentive Plan (“Share Incentive Plan”), as amended, has authorized the grant of options to executive officers, other key employees, non-employee trustees and consultants of up to 11.4 million shares of the Company’s Common Shares. All options granted have 10-year terms and vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
The cost related to share-based employee compensation included in the determination of net income for 2005, 2004, and 2003 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123.
The fair value for the employee option awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.4%	4.0%	5.0%
Dividend yield	5.9%	6.2%	7.5%
Volatility factor	0.184	0.172	0.175
Weighted-average expected life	8 years	8 years	8 years
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Income available to common shareholders	$249,351	$161,443	$163,610
Add: Share-based compensation expense included in reported net income available to common shareholders	616	349	395

Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(746)	(1,199)	(1,842)

Pro forma income available to common shareholders	$249,221	$160,593	$162,163

Income per common share:
Basic — as reported	$2.87	$1.91	$2.08
Basic — pro forma	$2.87	$1.90	$2.06

Diluted — as reported	$2.82	$1.88	$2.05
Diluted — pro forma	$2.82	$1.87	$2.03

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years because of the staggered vesting periods of the options.
A summary of the Company’s share option activity, and related information for the years ended December 31, 2005, 2004 and 2003 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price
Outstanding-beginning of year	3,902	$28.26	4,453	$26.88	5,766	$25.89
Granted	228	41.34	292	43.07	336	31.56
Exercised	(592)	26.74	(841)	25.89	(1,611)	24.26
Forfeited	(17)	40.57	(2)	30.31	(38)	29.00

Outstanding-end of year	3,521	$29.31	3,902	$28.26	4,453	$26.88

Exercisable at end of year	2,909	$27.19	2,556	$25.62	2,816	$23.30
Weighted-average fair value of options granted during the year	$3.86		$3.15		$1.91
Exercise prices for options outstanding as of December 31, 2005 ranged from $20.75 to $44.21. The weighted-average remaining contractual life of those options is 5.4 years.
Grants of 96,849, 103,918 and 115,987 restricted shares were made under the Share Incentive Plan during the years ended December 31, 2005, 2004, and 2003, respectively. These restricted shares vest ratably over a 5-year period beginning with the first anniversary date of the grant. The weighted average fair value of the restricted shares granted during the years ended December 31, 2005, 2004 and 2003 was $41.14 per share, $42.47 per share and $31.22 per share, respectively.
An additional 1,935,042, 2,309,159, and 1,241,632 common shares were reserved for issuance for future grants under the Share Incentive Plan at December 31, 2005, 2004, and 2003, respectively.
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $2.5 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2005 and 2004 follows. Certain 2005 and 2004 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
Operating revenue	$171,888	$169,552	$174,026	$165,264	$160,863	$157,168	$155,729	$154,567

Income from continuing operations	104,769	33,405	37,025	38,639	38,126	35,447	36,285	35,681

Discontinued operations	2,547	18,470	7,532	6,964	7,813	4,031	1,070	2,990

Income available to common shareholders	107,316	51,875	44,557	45,603	45,939	39,478	37,355	38,671

Income per common share — basic	$1.22	$0.59	$0.51	$0.53	$0.54	$0.47	$0.44	$0.46

Income per common share — diluted	$1.20	$0.58	$0.51	$0.52	$0.53	$0.46	$0.44	$0.45

13. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee/Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent
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
FOR THE YEAR ENDED DECEMBER 31, 2005

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$194,710	$38,774	$89,155	$119,723	$120,892	$97,145	$20,331	$680,730
Rental property expenses and real estate taxes	56,908	13,864	23,155	44,676	37,460	31,959	3,681	211,703

Property level operating income	$137,802	$24,910	$66,000	$75,047	$83,432	$65,186	$16,650	469,027

Interest and other income								8,622
Interest expense								(129,617)
General and administrative								(38,138)
Depreciation and amortization								(146,526)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								163,368
Gain on property dispositions								84,295
Income taxes								(14,827)
Minority interest								(21,538)
Equity in earnings of unconsolidated joint ventures								2,540
Discontinued operations net of minority interest								35,513

Income available to common shareholders								$249,351

FOR THE YEAR ENDED DECEMBER 31, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$184,704	$33,643	$75,427	$113,347	$114,307	$87,165	$19,734	$628,327
Rental property expenses and real estate taxes	53,335	11,616	20,497	42,113	32,699	27,386	3,168	190,814

Property level operating income	$131,369	$22,027	$54,930	$71,234	$81,608	$59,779	$16,566	437,513

Interest and other income								7,290
Interest expense								(116,630)
General and administrative								(33,759)
Depreciation and amortization								(129,298)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures								165,116
Gain on property dispositions								496
Income taxes								(1,820)
Minority interest								(17,478)
Equity in loss of unconsolidated joint ventures								(775)
Discontinued operations net of minority interest								15,904

Income available to common shareholders								$161,443

FOR THE YEAR ENDED DECEMBER 31, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$183,110	$32,725	$67,902	$112,355	$103,105	$82,312	$12,377	$593,886
Rental property expenses and real estate taxes	51,950	10,878	17,295	40,616	28,648	24,602	2,250	176,239

Property level operating income	$131,160	$21,847	$50,607	$71,739	$74,457	$57,710	$10,127	417,647

Interest and other income								8,285
Interest expense								(117,754)
General and administrative								(28,316)
Depreciation and amortization								(116,557)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								163,305
Gain on property dispositions								447
Income taxes								(2,326)
Minority interest								(19,795)
Equity in earnings of unconsolidated joint ventures								1,744
Discontinued operations net of minority interest								20,235
Income available to common shareholders								$163,610

Product Type Information	Real Estate Related Revenues
	Year Ended December 31,
	2005	2004	2003
Industrial	$285,894	$262,529	$246,247
Office	394,836	365,798	347,639

Total operating revenue	$680,730	$628,327	$593,886

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2005	$1,020,714	$193,784	$566,194	$800,611	$828,809	$659,775	$169,304	$4,239,191
Additions	44,071	15,191	84,698	115,619	115,341	37,796	10,832	423,548
Dispositions	(4,587)	(21,953)	(5,987)	(26,842)	(30,415)	(42,214)	(170,298)	(302,296)

December 31, 2005	$1,060,198	$187,022	$644,905	$889,388	$913,735	$655,357	$9,838	4,360,443

Accumulated depreciation								(748,818)
Development in progress								324,924
Land held for development								158,653
Assets held for sale, net								12,654
Other assets								389,673

Total assets at December 31, 2005								$4,497,529

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2004	$1,014,562	$164,224	$446,738	$778,036	$739,202	$608,089	$159,067	$3,909,918
Additions	29,824	31,082	119,456	35,484	89,607	55,667	10,237	371,357
Dispositions	(23,672)	(1,522)	—	(12,909)	—	(3,981)	—	(42,084)

December 31, 2004	$1,020,714	$193,784	$566,194	$800,611	$828,809	$659,775	$169,304	4,239,191

Accumulated depreciation								(692,649)
Development in progress								81,099
Land held for development								171,122
Assets held for sale, net								12,799
Other assets								351,265

Total assets at December 31, 2004								$4,162,827

14. SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144 net income and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the accompanying consolidated statements of operations as discontinued operations. The proceeds from dispositions of Operating Properties were $200.9 million and $51.1 million for the years ended December 31, 2005 and 2004, respectively.
The held for sale properties consist of four properties totaling 132,000 square feet in the Company’s Mid-Atlantic segment. The properties held for sale as of December 31, 2005 were sold in January 2006.
Below is a summary of the results of operations of the properties disposed of and held for sale through the respective disposition dates (in thousands):

	December 31,
	2005	2004	2003
Revenues	$12,352	$26,513	$28,888
Operating expenses	(3,822)	(6,439)	(6,549)
Interest expense	(5,811)	(7,867)	(6,579)
Depreciation and amortization	(3,694)	(7,217)	(6,545)

Income before property dispositions and minority interest	$(975)	$4,990	$9,215

Sales of land and development properties and Properties in Operation where the Company has continuing involvement, are reflected as a component of income from continuing operations.
Interest expense is allocated to discontinued operations as permitted under EITF 87-24, “Allocation of Interest to Discontinued Operations,” and have included such interest expense in computing net income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2005 and 2004, the Company recognized impairment losses of $5.3 million and $1.4 million, respectively. The 2005 impairment loss of $5.3 million was related to a portfolio of operating properties equaling 615,000 square feet in the Midwest – other segment. The 2004 impairment loss of $1.4 million was on a parcel of land in the Midwest – other segment. Asset impairments are included in the caption gain on property dispositions as a component of income from continuing operations. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2005.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—		$5,813,324	$18,874,059	$84	$5,813,080	$18,874,387	$24,687,467	$—	2005	40 yrs.
2196 Avenue C	Allentown, PA	—		101,159	—	1,347,970	107,307	1,341,822	1,449,129	704,986	1980	40 yrs.
2202 Hanger Place	Allentown, PA		*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	785,363	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—		717,488	5,022,413	1,872,180	726,651	6,885,429	7,612,080	2,223,838	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA		*	1,187,776	—	6,049,516	1,197,447	6,039,845	7,237,293	1,605,166	1996	40 yrs.
400 Nestle Way	Allentown, PA	24,080,572		8,065,500	—	26,870,897	8,184,096	26,752,301	34,936,397	6,429,317	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—		2,670,849	13,307,408	1,097,573	2,670,673	14,405,156	17,075,829	3,351,205	1988	40 yrs.
700 Nestle Way	Allentown, PA	—		3,473,120	—	18,085,441	4,174,970	17,383,591	21,558,561	3,503,834	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—		269,614	844,069	131,443	269,614	975,512	1,245,126	202,120	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—		462,964	1,449,009	315,821	463,123	1,764,671	2,227,794	442,488	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—		489,749	1,658,091	304,294	489,749	1,962,385	2,452,134	407,004	1998	40 yrs.
794 Roble Road	Allentown, PA	—		1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	1,564,453	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA		*	1,127,805	3,309,132	348,419	1,127,805	3,657,551	4,785,355	722,630	1993	40 yrs.
7132 Daniels Drive	Allentown, PA	—		1,623,326	3,464,626	4,070,191	1,695,610	7,462,532	9,158,142	1,375,466	1988	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—		4,019,258	—	9,440,262	3,645,117	9,814,403	13,459,520	1,782,189	1999	40 yrs.
705 Boulder Drive	Allentown, PA	—		4,484,096	—	14,852,439	4,486,836	14,849,699	19,336,535	2,012,358	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—		4,308,646	—	13,280,682	4,308,646	13,280,682	17,589,328	2,219,533	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—		2,564,167	—	8,703,838	2,571,466	8,696,539	11,268,005	1,114,060	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—		1,025,667	—	5,214,510	1,035,854	5,204,323	6,240,177	480,968	2002	40 yrs.
650 Boulder Drive	Allentown, PA	—		5,208,248	—	19,527,776	5,242,478	19,493,547	24,736,024	1,597,932	2002	40 yrs.
650 Boulder Drive Expansion	Allentown, PA	—		2,861,715	—	9,015,365	4,719,311	7,157,769	11,877,080	223,811	2001	40 yrs.
7165 Ambassador Drive	Allentown, PA	—		792,999	—	4,533,868	804,848	4,522,019	5,326,867	442,696	2002	40 yrs.
835 W Hamilton Street	Allentown, PA	—		—	—	59,269,393	1,233,597	58,035,796	59,269,393	4,284,836	2004	40 yrs.
200 Boulder Drive	Allentown, PA	—		4,722,683	18,922,645	178,925	4,722,683	19,101,570	23,824,253	593,798	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—		2,600,622	12,099,145	130,329	2,600,622	12,229,474	14,830,096	381,617	2004	40 yrs.
6560 Stonegate Drive	Allentown, PA		*	458,281	—	2,411,971	458,945	2,411,307	2,870,252	992,783	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	942,053		540,795	—	3,233,886	541,459	3,233,222	3,774,681	1,242,135	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—		707,203	—	2,801,290	707,867	2,800,625	3,508,493	1,216,709	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	1,158,301		360,027	—	3,458,418	560,691	3,257,754	3,818,445	1,297,997	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—		531,268	—	4,905,648	532,047	4,904,869	5,436,916	2,171,204	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA		*	388,328	—	3,284,907	389,081	3,284,155	3,673,235	1,326,388	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	1,458,938		422,042	—	3,893,307	422,730	3,892,620	4,315,349	1,687,429	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—		143,500	—	2,462,419	144,248	2,461,672	2,605,919	1,083,837	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—		138,816	—	1,667,008	139,480	1,666,344	1,805,824	837,998	1985	40 yrs.
764 Roble Road	Allentown, PA	—		141,069	—	864,405	141,746	863,728	1,005,474	415,161	1985	40 yrs.
3174 Airport Road	Allentown, PA	—		98,986	—	1,155,913	98,986	1,155,913	1,254,899	689,117	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—		128,454	—	1,869,709	129,142	1,869,021	1,998,163	984,040	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—		103,665	—	1,110,937	104,453	1,110,149	1,214,602	551,293	1981	40 yrs.
754 Roble Road	Allentown, PA	—		162,115	1,731,885	186,641	163,735	1,916,906	2,080,641	608,794	1986	40 yrs.
894 Marcon Boulevard	Allentown, PA	—		117,134	1,048,866	321,307	118,304	1,369,003	1,487,307	340,905	1986	40 yrs.
744 Roble Road	Allentown, PA	—		159,771	1,734,229	270,068	161,371	2,002,697	2,164,068	612,315	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—		118,521	1,435,479	433,413	119,711	1,867,702	1,987,413	566,716	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—		453,315	—	1,795,242	484,361	1,764,196	2,248,557	511,996	1996	40 yrs.
2041 Avenue C	Allentown, PA		*	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	324,353	1990	40 yrs.
7144 Daniels Drive	Allentown, PA	—		2,390,217	2,342,761	3,721,684	1,579,169	6,875,493	8,454,662	1,678,004	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	353,007	1,093,724	4,202,545	5,296,269	1,258,767	1990	40 yrs.
939 Marcon Boulevard	Allentown, PA		*	2,220,414	4,524,393	858,451	2,220,548	5,382,710	7,603,257	1,434,359	1980	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—		3,670,256	—	20,870,918	3,752,293	20,788,881	24,541,174	7,864,852	1988	40 yrs.
10430 Lakeridge Parkway	Ashland, VA	—		421,267	3,770,870	282,587	421,267	4,053,457	4,474,724	824,454	1989	40 yrs.
10456 Lakeridge Parkway	Ashland, VA	—		409,261	3,663,754	418,398	409,261	4,082,152	4,491,413	857,776	1991	40 yrs.
2453 Prospect Street	Aurora, IL	—		1,780,395	6,608,091	435,893	1,563,076	7,261,304	8,824,379	1,484	2004	40 yrs.
1000 Bilter Road	Aurora, IL	—		5,136,177	22,491,870	1,902,155	5,120,004	24,410,199	29,530,202	590,155	2005	40 yrs.
101-121 N Raddant Road	Batavia, IL	6,130,347		986,912	9,984,405	46,363	986,912	10,030,769	11,017,681	585,008	2003	40 yrs.
1070 Swanson + 506-530 Kingsland	Batavia, IL	7,884,881		1,100,812	11,135,499	36,314	1,100,812	11,171,813	12,272,625	651,403	2003	40 yrs.
900 Douglas Road	Batavia, IL	—		308,586	3,116,469	9,635	308,586	3,126,104	3,434,690	182,278	2003	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	404,490	1985	40 yrs.
41199 Van Born Road	Bellville, MI	—		1,829,396	6,765,015	8,133	1,829,396	6,773,148	8,602,543	—	2005	40 yrs.
41133 Van Born Road	Bellville, MI	—		1,829,560	6,454,755	94,444	1,829,560	6,549,199	8,378,759	—	2005	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—		214,431	—	1,994,597	215,095	1,993,932	2,209,028	866,099	1993	40 yrs.
100 Brodhead Road	Bethlehem, PA		*	429,416	2,919,588	725,250	429,456	3,644,798	4,074,254	906,161	1990	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—		670,290	—	3,732,375	545,172	3,857,492	4,402,665	1,611,685	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—		359,000	—	2,412,280	190,728	2,580,553	2,771,280	1,044,485	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—		359,000	—	2,212,500	188,896	2,382,604	2,571,500	872,451	1997	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,257,716	188,721	2,427,995	2,616,716	672,667	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	513,515	212,744	1,332,560	1,545,304	440,910	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	157,065	237,078	1,144,644	1,381,722	281,971	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	217,298	253,886	1,280,179	1,534,065	336,003	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,003,316	367,706	1,955,611	2,323,316	620,848	1998	40 yrs.
95 Highland Avenue	Bethlehem, PA	—	430,593	3,182,080	1,387,950	430,593	4,570,029	5,000,623	1,067,777	1985	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,753,820	804,104	7,425,402	8,229,506	1,670,311	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127	—	13,350,023	1,099,079	13,347,071	14,446,150	1,877,308	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	10,808,550	1,766,196	9,772,105	11,538,301	1,104,687	2000	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,047,434	662,809	2,682,852	3,345,661	284,945	2002	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	3,803,574	435,303	3,802,911	4,238,214	1,391,226	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,437,457	197,700	3,436,711	3,634,411	1,328,963	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,413,646	240,732	4,412,983	4,653,715	1,872,674	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,753,072	312,873	3,752,408	4,065,281	1,566,332	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	2,987,198	212,492	2,986,453	3,198,945	1,135,268	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	662,728	395,459	3,359,269	3,754,728	1,000,978	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,280,697	198,482	2,326,244	2,524,726	739,638	1996	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,629,236	2,310,246	38,582,050	40,892,296	6,929,276	1998	40 yrs.
4801 West 81st Street	Bloomington, MN	—	1,624,701	2,494,368	648,314	1,624,701	3,142,681	4,767,383	724,405	1984	40 yrs.
8100 Cedar Avenue	Bloomington, MN	—	501,313	3,675,416	971,824	501,313	4,647,240	5,148,553	1,001,604	1983	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	732,919	741,194	4,043,704	4,784,898	642,225	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577	—	4,105,182	786,382	4,103,377	4,889,759	797,154	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,288,993	2,060,644	7,130,015	9,190,660	2,054,843	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,953,949	1,264,758	4,313,199	5,577,958	592,805	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,089,483	1,264,758	3,448,732	4,713,491	338,168	2002	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	643,990	1,430,937	3,687,490	5,118,427	721,615	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	845,468	1,426,251	6,944,420	8,370,670	1,775,105	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	4,729,322	4,501,247	20,406,669	24,907,916	4,270,586	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	462,220	1,065,068	4,943,864	6,008,933	1,060,278	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	—	—	—	13,252,051	2,865,575	10,386,476	13,252,051	368,063	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	1,390,794	8,118,881	20,276,280	28,395,161	167,113	2004	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	435,284	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	2,517,341	577,067	7,715,244	8,292,311	1,171,101	1984	40 yrs.
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	641,920	586,665	4,931,828	5,518,492	790,717	1999	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,263,239	1,306,811	9,373,667	10,680,478	1,030,788	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	—	830,008	12,276,445	209,223	830,008	12,485,668	13,315,676	44,449	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	—	1,023,466	10,729,219	345,767	1,023,466	11,074,986	12,098,451	38,883	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	—	571,389	10,238,547	174,635	571,389	10,413,181	10,984,570	37,151	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	—	675,422	8,910,651	412,619	677,372	9,321,320	9,998,692	32,226	2005	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	49,205	4,253,027	13,932,086	18,185,112	348,233	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108	—	7,597,697	794,874	7,540,931	8,335,805	1,462,903	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125	—	5,086,632	955,374	5,057,383	6,012,757	690,591	2001	40 yrs.
1960 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,557	542,915	321,699	1,834,473	2,156,172	456,176	1985	40 yrs.
1970 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,558	233,697	321,699	1,525,255	1,846,954	283,559	1985	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	—	2,000,000	3,493,983	3,217,287	2,005,475	6,705,794	8,711,270	208,263	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,874,601	1,129,850	4,605,771	5,735,621	527,850	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	4,629,615	1,708,050	4,101,602	5,809,652	443,799	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,890,463	864,150	4,427,285	66,501	866,609	4,491,328	5,357,937	228,169	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	7,204,561	1,950,375	8,273,910	(906,932)	1,951,135	7,366,217	9,317,352	402,649	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,024,000	1,292,273	6,909,821	8,202,094	149,113	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	—	1,292,062	6,456,515	1,122,658	1,292,254	7,578,979	8,871,234	166,862	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	299,240	2,014,689	7,843,582	9,858,271	192,555	2005	40 yrs.
600 H P Way	Chester, VA	—	146,126	—	5,317,497	501,752	4,961,871	5,463,623	1,058,137	1997	40 yrs.
500 H P Way	Chester, VA	—	142,692	—	5,070,943	491,919	4,721,717	5,213,635	874,593	1997	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	3,508,048	765,952	3,501,047	4,266,999	1,831,843	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,689,577	920,439	5,669,293	6,589,731	3,246,973	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	1,607,974	1,571,105	6,392,992	7,964,098	1,953,105	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	142,055	341,663	3,175,364	3,517,027	677,183	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	125,207	218,542	2,065,843	2,284,384	435,146	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	183,044	243,791	2,347,138	2,590,929	599,732	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	536,740	266,684	2,903,641	3,170,325	650,361	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	474,398	299,099	3,128,467	3,427,567	716,219	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	50,193	237,779	2,161,028	2,398,807	478,162	1988	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
9830 Patuxent Woods Drive	Columbia, MD	—		296,262	2,628,933	143,928	296,262	2,772,861	3,069,124	636,470	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—		290,950	2,577,153	718,572	290,950	3,295,725	3,586,675	616,194	1972	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—		2,428,795	7,493,740	822,282	2,427,065	8,317,752	10,744,817	1,636,438	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—		958,105	—	3,529,318	1,295,000	3,192,423	4,487,423	485,845	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—		958,105	—	3,726,880	1,295,000	3,389,986	4,684,986	414,939	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—		958,105	—	3,722,092	1,307,300	3,372,898	4,680,198	483,713	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—		958,105	—	3,780,749	1,599,259	3,139,595	4,738,854	211,557	2000	40 yrs.
5950 Symphony Woods Road	Columbia, MD	—		1,462,762	11,310,187	980,190	1,467,623	12,285,517	13,753,140	1,418,071	1986	40 yrs.
5150 International Drive	Cudahy, WI	—		739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	252,995	2003	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—		1,131,017	—	3,393,423	1,131,017	3,393,423	4,524,441	591,576	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—		462,876	4,151,790	301,563	462,876	4,453,353	4,916,229	1,050,521	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—		568,706	5,115,177	2,627,196	1,289,215	7,021,864	8,311,079	2,173,542	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—		195,982	1,762,027	136,431	195,982	1,898,459	2,094,440	394,855	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—		120,622	1,085,226	109,698	118,300	1,197,246	1,315,546	267,707	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—		145,198	1,305,700	355,229	142,399	1,663,728	1,806,127	400,559	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—		110,746	995,868	32,756	108,610	1,030,760	1,139,370	225,138	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—		275,903	2,481,666	584,392	270,584	3,071,377	3,341,961	619,935	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—		291,077	2,618,194	506,997	285,464	3,130,804	3,416,267	639,068	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—		269,618	2,423,318	775,855	264,419	3,204,372	3,468,791	640,365	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—		343,093	3,085,795	150,672	336,481	3,243,079	3,579,560	692,034	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—		2,912,391	—	22,662,863	2,938,372	22,636,882	25,575,254	4,954,367	1999	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—		760,525	3,254,758	605,146	760,525	3,859,903	4,620,429	675,192	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—		2,188,525	3,788,762	95,205	2,188,525	3,883,967	6,072,492	721,965	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—		1,229,862	4,075,167	25,345	1,230,965	4,099,409	5,330,374	730,033	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—		1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	899,524	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—		1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	616,893	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—		993,101	2,136,862	903,324	993,101	3,040,185	4,033,286	425,146	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—		1,325,829	—	4,287,274	1,739,966	3,873,137	5,613,103	578,525	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—		1,011,517	—	8,665,025	3,000,555	6,675,988	9,676,542	1,146,158	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—		1,087,594	—	3,664,053	2,055,296	2,696,352	4,751,648	344,658	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—		916,687	—	3,608,469	1,718,407	2,806,748	4,525,156	213,862	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—		1,400,925	—	5,226,016	1,599,757	5,027,185	6,626,941	197,523	2000	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	—		456,877	4,091,196	633,559	456,877	4,724,755	5,181,633	1,090,466	1983	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	—		382,754	3,425,227	454,131	382,754	3,879,358	4,262,112	959,305	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	—		452,860	4,055,512	421,431	452,860	4,476,943	4,929,802	1,018,962	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	—		203,064	1,802,592	174,383	203,064	1,976,975	2,180,039	482,880	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	—		171,518	1,518,192	209,332	171,518	1,727,524	1,899,041	389,624	1985	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	—		370,378	3,311,366	663,297	370,378	3,974,663	4,345,042	795,677	1985	40 yrs.
26442-26450 Haggerty Road	Farmington Hills, MI	—		237,687	2,143,478	151,776	237,691	2,295,251	2,532,941	468,876	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	—		311,093	2,791,804	433,197	311,097	3,224,997	3,536,094	636,041	1986	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	—		173,166	1,562,704	142,562	173,170	1,705,262	1,878,432	334,224	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	—		253,338	2,290,696	103,104	253,341	2,393,797	2,647,138	479,514	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	—		292,717	2,638,688	249,370	292,720	2,888,055	3,180,775	678,657	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	—		175,489	1,583,362	243,144	175,492	1,826,503	2,001,995	435,691	1986	40 yrs.
26842-26850 Haggerty Road	Farmington Hills, MI	—		239,606	2,160,470	347,508	239,609	2,507,974	2,747,584	631,875	1988	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	—		455,846	—	2,910,598	537,693	2,828,750	3,366,444	682,893	1999	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	—		368,083	—	2,646,871	535,179	2,479,775	3,014,954	600,743	2000	40 yrs.
32991 Hamilton Court	Farmington Hills, MI	—		1,065,392	3,627,675	1,151,817	1,065,392	4,779,492	5,844,884	535,720	1989	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—		520,473	959,279	260,567	524,390	1,215,930	1,740,319	212,044	1982	40 yrs.
414 Commerce Drive	Fort Washington, PA	—		1,267,194	2,217,460	151,499	1,267,937	2,368,216	3,636,153	—	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—		1,775,894	2,160,855	121,017	1,789,023	2,268,742	4,057,766	—	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—		1,639,166	1,928,574	92,973	1,650,456	2,010,257	3,660,713	—	2005	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—		201,944	—	5,124,478	703,280	4,623,142	5,326,422	9,821	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—		475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,071,091	1995	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—		603,776	4,176,238	1,027,286	625,111	5,182,189	5,807,300	1,113,938	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—		7,099	3,046,309	243,266	—	3,296,674	3,296,674	767,686	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—		7,102	3,047,462	458,816	—	3,513,380	3,513,380	793,835	1989	40 yrs.
4880 Cox Road	Glen Allen, VA		*	743,898	4,499,807	1,168,482	743,898	5,668,289	6,412,187	1,040,769	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—		770,214	3,685,248	334,094	771,029	4,018,528	4,789,556	974,447	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—		443,485	—	2,743,086	483,263	2,703,308	3,186,571	662,748	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—		1,072,896	—	10,165,699	1,075,620	10,162,975	11,238,595	1,941,101	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—		670,292	3,839,245	939,693	670,292	4,778,938	5,449,229	1,120,326	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—		1,010,024	7,151,729	1,663,136	1,010,044	8,814,845	9,824,889	2,112,992	1990	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
4121 Cox Road	Glen Allen, VA	—		1,083,006	6,035,653	422,899	1,083,006	6,458,552	7,541,558	222,712	2004	40 yrs.
200 Centreport Drive	Greensboro, NC		*	331,400	3,768,600	617,010	332,017	4,384,994	4,717,010	1,338,420	1986	40 yrs.
101 Centreport Drive	Greensboro, NC	—		826,237	—	7,973,119	826,237	7,973,119	8,799,355	1,690,873	1998	40 yrs.
7736 McCloud Road	Greensboro, NC	—		591,795	5,895,312	619,040	591,795	6,514,352	7,106,147	1,315,174	1986	40 yrs.
4300 Federal Drive Expansion	Greensboro, NC	—		—	—	463,523	—	463,523	463,523	20,770	2003	40 yrs.
202 Centreport Drive	Greensboro, NC		*	549,948	5,360,462	700,556	549,679	6,061,286	6,610,965	1,793,553	1990	40 yrs.
420 Park Avenue	Greenville, SC		*	522,548	2,730,261	960,232	522,548	3,690,493	4,213,041	993,177	1986	40 yrs.
One Independence Pointe	Greenville, SC	—		780,881	6,199,230	6,280,623	784,617	12,476,117	13,260,734	1,818,151	1982	40 yrs.
55 Beattie Place	Greenville, SC	—		2,643,105	23,439,801	9,599,090	2,645,238	33,036,758	35,681,996	5,890,713	1986	40 yrs.
75 Beattie Place	Greenville, SC		*	2,406,646	17,400,939	1,622,607	2,408,577	19,021,615	21,430,192	4,083,670	1987	40 yrs.
15 Brendan Way	Greenville, SC	—		614,192	3,012,019	1,265,102	614,192	4,277,121	4,891,313	1,284,775	1988	40 yrs.
4 Independence Pointe	Greenville, SC	—		—	—	3,509,503	467,438	3,042,065	3,509,503	463,107	2002	40 yrs.
5 Independence Pointe	Greenville, SC	—		—	—	3,286,404	467,438	2,818,966	3,286,404	507,478	2002	40 yrs.
200 Southchase Boulevard	Greenville, SC	—		512,911	—	6,273,615	515,542	6,270,984	6,786,525	322,423	2003	40 yrs.
6 Independence Pointe	Greenville, SC	—		—	—	3,061,966	545,698	2,516,268	3,061,966	115,829	2003	40 yrs.
1 Enterprise Parkway	Hampton, VA	—		974,675	5,579,869	799,060	974,675	6,378,929	7,353,604	1,521,211	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—		1,097,368	6,760,778	830,894	1,097,368	7,591,672	8,689,040	1,820,507	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—		207,368	—	1,663,695	212,694	1,658,368	1,871,063	374,309	1999	40 yrs.
21 Enterprise Parkway	Hampton, VA	454,608		263,668	8,167,118	464,956	265,719	8,630,024	8,895,743	1,095,055	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—		750,769	2,911,149	160,297	710,486	3,111,728	3,822,215	175,244	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—		1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	372,288	1983	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—		5,194,872	19,991,436	4,099,799	5,687,013	23,599,094	29,286,107	320,900	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—		143,699	—	2,205,698	373,502	1,975,894	2,349,397	487,978	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—		121,329	—	1,834,221	315,614	1,639,936	1,955,550	422,342	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—		801,902	—	19,441,413	2,042,159	18,201,156	20,243,315	3,264,385	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—		234,564	—	2,403,961	235,698	2,402,827	2,638,525	977,437	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—		319,289	—	2,553,785	320,450	2,552,624	2,873,074	1,052,143	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—		230,622	—	2,328,582	231,692	2,327,513	2,559,204	1,007,744	1989	40 yrs.
2427 Penny Road	High Point, NC	—		1,165,664	—	3,467,001	655,240	3,977,424	4,632,665	1,488,176	1990	40 yrs.
4524 Green Point Drive	High Point, NC		*	182,810	—	2,344,143	183,888	2,343,064	2,526,953	952,091	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	5,014,776		521,122	—	7,237,290	825,092	6,933,319	7,758,412	3,022,263	1995	40 yrs.
4344 Federal Drive	High Point, NC		*	484,001	—	2,728,066	173,623	3,038,445	3,212,068	883,683	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC		*	592,885	4,825,615	726,684	597,368	5,547,816	6,145,185	1,548,882	1989	40 yrs.
4380 Federal Drive	High Point, NC	—		282,996	—	2,210,549	283,368	2,210,177	2,493,545	659,365	1997	40 yrs.
4388 Federal Drive	High Point, NC	—		143,661	—	1,225,791	132,655	1,236,797	1,369,452	395,409	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—		285,882	—	3,351,143	545,627	3,091,398	3,637,025	587,826	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—		102,372	—	2,580,368	265,991	2,416,749	2,682,740	556,232	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—		66,731	—	2,241,658	173,889	2,134,500	2,308,389	637,482	1999	40 yrs.
4300 Federal Drive	High Point, NC	—		264,038	—	1,626,937	276,038	1,614,937	1,890,975	294,402	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—		499,500	—	2,811,431	500,980	2,809,951	3,310,931	474,890	2000	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—		122,203	—	3,748,139	526,266	3,344,076	3,870,342	914,771	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—		100,106	—	3,429,622	431,106	3,098,622	3,529,728	594,341	2001	40 yrs.
4020 Meeting Way	High Point, NC	—		94,232	—	1,682,549	378,101	1,398,680	1,776,781	278,138	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—		172,320	—	6,897,916	984,672	6,085,564	7,070,236	681,048	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—		217,943	—	3,119,682	611,166	2,726,459	3,337,625	400,445	2002	40 yrs.
4015 Meeting Way	High Point, NC	—		510,000	—	2,793,668	511,869	2,791,799	3,303,668	63,178	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—		107,586	—	3,348,110	505,700	2,949,996	3,455,696	29,740	2004	40 yrs.
100 Witmer Road	Horsham, PA	—		3,102,784	—	11,907,333	3,764,784	11,245,333	15,010,117	2,569,983	1996	40 yrs.
132 Welsh Road	Horsham, PA	—		1,333,642	—	4,219,965	1,408,041	4,145,566	5,553,607	1,142,261	1998	40 yrs.
111-195 Witmer Road	Horsham, PA	—		407,005	3,129,058	31,932	378,205	3,189,791	3,567,995	819,731	1987	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—		180,459	1,441,473	358,107	180,459	1,799,579	1,980,038	515,510	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—		282,493	2,256,508	1,226,326	282,493	3,482,833	3,765,327	995,706	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—		1,281,870	7,767,374	1,283,643	1,265,363	9,067,523	10,332,887	2,544,131	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—		1,065,951	—	9,757,586	1,939,712	8,883,825	10,823,537	1,564,095	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—		638,513	5,811,323	1,278,883	638,513	7,090,205	7,728,719	1,935,192	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—		629,944	5,733,228	1,090,771	629,944	6,823,999	7,453,943	1,877,615	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—		629,944	5,733,234	1,648,022	629,944	7,381,256	8,011,200	1,933,734	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—		1,058,901	5,343,606	1,042,557	1,058,901	6,386,163	7,445,064	1,916,794	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—		360,549	3,259,984	506,596	360,549	3,766,580	4,127,129	969,633	1982	40 yrs.
104 Rock Road	Horsham, PA	—		330,111	2,981,669	233,299	330,111	3,214,968	3,545,079	625,032	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—		292,360	2,411,677	871,675	393,019	3,182,693	3,575,712	899,589	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—		489,032	4,126,151	530,590	489,032	4,656,741	5,145,773	1,130,221	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—		294,673	2,663,722	764,367	294,673	3,428,089	3,722,762	738,619	1976	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
103-109 Gibraltar Road	Horsham, PA	—		270,906	2,448,500	798,112	270,906	3,246,611	3,517,517	930,047	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA		*	464,871	3,951,972	118,797	464,871	4,070,769	4,535,640	838,375	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—		270,282	2,441,276	1,667,822	270,282	4,109,098	4,379,380	832,920	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA		*	436,952	3,948,963	553,574	436,952	4,502,537	4,939,489	1,056,121	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—		38,729	349,811	9,589	38,729	359,400	398,129	72,416	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—		651,990	5,888,989	1,348,413	732,552	7,156,840	7,889,392	1,473,017	1977	40 yrs.
506 Prudential Road	Horsham, PA	—		208,140	895,470	652,633	208,140	1,548,102	1,756,243	316,801	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—		351,072	3,171,001	333,995	451,731	3,404,336	3,856,068	727,545	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—		350,561	3,166,389	260,902	452,251	3,325,602	3,777,852	759,807	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—		533,142	4,830,515	600,104	558,142	5,405,620	5,963,761	1,229,822	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—		673,041	5,776,369	2,105,987	673,041	7,882,356	8,555,397	1,645,034	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—		239,528	2,163,498	658,861	255,528	2,806,359	3,061,887	775,985	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—		502,705	4,540,597	1,108,942	502,705	5,649,539	6,152,244	1,484,453	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—		369,475	3,338,761	1,718,544	376,475	5,050,304	5,426,780	1,531,806	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—		543,628	4,910,226	2,761,305	583,628	7,631,532	8,215,159	1,845,758	1981	40 yrs.
104 Witmer Road	Horsham, PA		*	1,248,148	—	1,133,690	189,793	2,192,045	2,381,838	637,974	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—		380,127	3,433,433	1,925,225	380,802	5,357,983	5,738,785	1,027,400	1983	40 yrs.
719 Dresher Road	Horsham, PA		*	493,426	2,812,067	205,125	495,112	3,015,506	3,510,618	598,685	1987	40 yrs.
4 Walnut Grove	Horsham, PA		*	2,515,115	—	7,329,299	2,515,115	7,329,299	9,844,415	1,221,857	1999	40 yrs.
300 Welsh Road	Horsham, PA	—		696,061	3,339,991	522,138	696,061	3,862,128	4,558,189	744,409	1985	40 yrs.
700 Dresher Road	Horsham, PA	—		2,551,777	3,020,638	4,433,228	2,565,140	7,440,503	10,005,643	2,987,753	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—		3,527,151	—	12,048,609	4,138,577	11,437,183	15,575,760	2,327,967	2001	40 yrs.
102 Rock Road	Horsham, PA	—		1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	380,921	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—		—	—	8,367,455	182,335	8,185,120	8,367,455	159,143	2002	40 yrs.
507 Prudential Road Expansion	Horsham, PA	—		357,565	—	2,089,100	478,406	1,968,259	2,446,666	73,025	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—		1,086,356	2,007,214	416,718	1,078,769	2,431,519	3,510,287	119,701	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—		483,045	898,798	265,466	479,200	1,168,110	1,647,310	73,000	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—		1,351,011	2,503,449	907,019	1,343,370	3,418,109	4,761,479	95,825	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—		727,420	1,353,650	172,448	723,016	1,530,503	2,253,519	129,467	2003	40 yrs.
747 Dresher Road	Horsham, PA	—		1,607,238	—	4,886,080	1,607,977	4,885,340	6,493,318	1,939,962	1988	40 yrs.
507 Prudential Road	Horsham, PA		*	644,900	5,804,100	6,337,783	652,974	12,133,809	12,786,783	3,219,265	1988	40 yrs.
767 Electronic Drive	Horsham, PA		*	1,229,685	—	2,773,209	1,241,970	2,760,924	4,002,893	1,365,414	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	—		363,339	2,509,186	538,075	363,339	3,047,261	3,410,600	803,325	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	—		438,853	3,030,396	409,107	438,853	3,439,502	3,878,355	699,139	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	—		289,000	3,559,857	258,107	289,000	3,817,964	4,106,965	685,016	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	—		293,534	3,036,269	199,433	306,147	3,223,088	3,529,235	490,709	1999	40 yrs.
16605 Air Center Boulevard	Houston, TX	—		298,999	—	3,770,315	496,186	3,573,128	4,069,314	630,823	2002	40 yrs.
10739 West Little York Road	Houston, TX	—		797,931	5,950,894	390,237	799,560	6,339,502	7,139,062	589,823	1999	40 yrs.
10735 West Little York Road	Houston, TX	—		1,110,988	6,351,946	1,657,286	1,135,483	7,984,738	9,120,220	491,593	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—		2,290,001	15,297,141	1,524,283	2,290,002	16,821,423	19,111,425	1,135,046	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	—		—	—	2,935,268	414,691	2,520,577	2,935,268	106,656	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—		638,453	3,258,815	244,728	638,477	3,503,518	4,141,995	34,913	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—		504,317	2,878,351	1,038,044	504,341	3,916,371	4,420,712	51,930	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—		1,114,406	6,364,767	637,096	1,114,433	7,001,836	8,116,269	233,693	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	—		284,403	—	4,528,739	503,779	4,309,363	4,813,142	45,201	2005	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—		1,205,946	—	9,667,077	1,861,025	9,011,998	10,873,023	995,153	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—		3,269,948	13,551,370	820,361	3,269,948	14,371,731	17,641,679	824,227	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—		2,077,949	8,770,566	1,000,467	2,077,949	9,771,033	11,848,982	651,192	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—		2,211,969	7,816,042	50,967	2,211,969	7,867,009	10,078,978	426,459	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—		3,538,319	14,190,832	6,678,883	3,542,881	20,865,153	24,408,034	11,372	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—		613,667	2,458,204	566,706	615,096	3,023,480	3,638,577	32,100	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—		313,365	1,281,093	133,314	314,572	1,413,200	1,727,773	1,186	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—		906,804	—	3,352,440	913,013	3,346,231	4,259,244	1,400,466	1989	40 yrs.
6255 Lake Gray Boulevard	Jacksonville, FL	—		813,067	—	3,917,635	812,634	3,918,068	4,730,702	1,899,761	1987	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—		966,552	—	5,750,503	974,959	5,742,096	6,717,055	2,270,711	1987	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—		127,520	—	1,350,044	129,979	1,347,585	1,477,564	967,916	1978	40 yrs.
7898 Baymeadows Way	Jacksonville, FL	—		561,802	—	1,998,616	568,005	1,992,413	2,560,418	1,113,730	1978	40 yrs.
7910 & 7948 Baymeadows Way	Jacksonville, FL	—		210,299	—	2,666,923	211,449	2,665,773	2,877,222	1,481,846	1981	40 yrs.
7954 & 7960 Baymeadows Way	Jacksonville, FL	—		291,312	—	2,946,876	292,667	2,945,521	3,238,188	1,566,033	1982	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—		768,000	5,789,000	1,994,584	774,020	7,777,564	8,551,584	2,956,960	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—		821,000	5,866,000	3,499,284	827,420	9,358,864	10,186,284	3,484,746	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL		*	398,257	—	2,741,010	749,811	2,389,456	3,139,267	899,968	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL		*	706,934	—	3,593,671	853,981	3,446,624	4,300,605	1,221,731	1996	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
11777 Central Highway	Jacksonville, FL	—		92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	935,684	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—		—	—	8,798,125	418,093	8,380,032	8,798,125	2,120,675	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—		597,181	—	2,333,385	602,633	2,327,934	2,930,566	943,824	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—		840,996	—	4,507,239	846,461	4,501,774	5,348,235	1,685,975	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—		574,198	—	3,571,300	780,486	3,365,013	4,145,498	996,728	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—		614,602	4,267,477	765,593	614,602	5,033,069	5,647,672	1,386,974	1984	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—		330,726	1,338,101	32,776	330,726	1,370,877	1,701,603	294,337	1978	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—		998,432	4,055,727	829,894	1,002,704	4,881,349	5,884,053	1,283,949	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—		620,719	2,989,746	750,311	624,215	3,736,561	4,360,776	1,209,894	1987	40 yrs.
4801 Executive Park Court — 100	Jacksonville, FL		*	554,993	2,993,277	861,429	554,542	3,855,157	4,409,699	1,067,174	1990	40 yrs.
4801 Executive Park Court — 200	Jacksonville, FL		*	370,017	1,995,518	348,862	370,039	2,344,358	2,714,397	476,094	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL		*	369,694	3,045,639	806,820	370,039	3,852,113	4,222,153	720,862	1990	40 yrs.
6602 Executive Park Court — 100	Jacksonville, FL		*	388,519	2,095,293	145,006	388,541	2,240,277	2,628,818	561,730	1993	40 yrs.
6602 Executive Park Court — 200	Jacksonville, FL		*	296,014	1,596,347	407,277	296,032	2,003,606	2,299,638	444,228	1993	40 yrs.
6631 Executive Park Court — 100	Jacksonville, FL		*	251,613	1,356,849	485,462	251,627	1,842,297	2,093,924	498,377	1994	40 yrs.
6631 Executive Park Court — 200	Jacksonville, FL		*	406,561	2,195,070	223,189	407,043	2,417,777	2,824,820	585,761	1994	40 yrs.
4815 Executive Park Court — 100	Jacksonville, FL		*	366,317	1,975,393	299,174	366,339	2,274,545	2,640,884	646,432	1995	40 yrs.
4815 Executive Park Court — 200	Jacksonville, FL		*	462,522	2,494,397	438,798	462,549	2,933,168	3,395,717	738,437	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL		*	601,278	3,242,491	278,174	601,401	3,520,542	4,121,943	772,873	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL		*	555,173	2,693,130	765,939	555,213	3,459,030	4,014,242	809,113	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—		551,250	3,128,361	1,130	551,250	3,129,491	3,680,741	625,531	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—		877,964	2,360,742	1,926,500	877,964	4,287,242	5,165,206	1,504,672	1986	40 yrs.
4899 Belfort Road	Jacksonville, FL	—		1,299,201	—	7,870,616	1,207,751	7,962,066	9,169,817	1,533,178	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—		638,154	—	3,461,609	641,272	3,458,491	4,099,763	763,747	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—		—	—	3,567,820	662,559	2,905,261	3,567,820	603,510	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—		852,644	3,510,889	997,845	853,704	4,507,673	5,361,378	807,437	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—		1,299,202	—	7,876,809	1,665,915	7,510,096	9,176,011	1,165,848	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—		392,060	—	2,698,852	680,766	2,410,146	3,090,912	380,810	2002	40 yrs.
3200 Horizon Drive	King of Prussia, PA		*	928,637	—	7,094,141	1,210,137	6,812,640	8,022,777	2,213,089	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—		717,001	4,816,121	2,686,176	717,001	7,502,297	8,219,298	2,483,653	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—		705,317	4,737,487	1,560,144	705,317	6,297,632	7,002,948	1,696,501	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—		1,218,086	6,937,866	360,761	1,186,972	7,329,741	8,516,713	1,673,333	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—		397,178	—	1,628,512	350,874	1,674,816	2,025,690	653,537	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	1,413,163		789,409	—	1,940,816	815,855	1,914,370	2,730,225	689,224	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—		952,911	6,722,830	9,089,949	952,911	15,812,779	16,765,690	5,244,628	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—		952,361	6,722,830	8,350,943	952,361	15,073,774	16,026,134	5,262,278	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—		236,432	1,856,252	78,474	236,432	1,934,726	2,171,158	379,334	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—		217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	479,231	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—		764,370	—	3,682,257	867,815	3,578,812	4,446,627	988,562	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—		679,440	—	3,503,074	774,096	3,408,418	4,182,514	818,000	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	2,786,056	592,886	2,702,749	3,295,636	781,214	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	2,650,651	574,152	2,586,078	3,160,231	651,608	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—		1,110,111	—	9,382,851	1,132,519	9,360,443	10,492,962	2,385,803	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—		776,496	3,139,068	976,258	776,496	4,115,325	4,891,821	1,014,959	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—		1,645,246	—	30,056,189	4,581,649	27,119,785	31,701,434	3,132,370	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—		1,020,000	—	4,970,045	978,402	5,011,643	5,990,045	1,614,544	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—		—	—	15,548,161	2,413,514	13,134,647	15,548,161	2,818,115	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—		—	—	1,625,497	274,341	1,351,156	1,625,497	294,618	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—		—	—	3,729,254	649,792	3,079,462	3,729,254	645,260	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—		547,800	3,137,400	2,719,699	458,232	5,946,667	6,404,899	2,680,019	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—		552,200	3,162,600	1,738,565	461,909	4,991,455	5,453,365	2,012,776	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA		*	601,956	—	2,086,737	611,436	2,077,258	2,688,694	695,232	1995	40 yrs.
3300 Horizon Drive	King of Prussia, PA		*	566,403	—	3,404,307	687,878	3,282,831	3,970,709	832,455	1996	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	631,300	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA		*	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	495,987	1997	40 yrs.
800 Town Center Drive	Langhorne, PA	—		1,617,150	—	10,240,772	1,619,288	10,238,634	11,857,922	4,683,208	1987	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	43,069,316	11,254,716	43,064,150	54,318,866	219,396	2005	40 yrs.
32853 Edward Avenue	Madison Heights, MI	—		138,121	784,426	(9,444)	138,121	774,982	913,103	172,477	1973	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	—		151,458	741,185	(64,799)	151,458	676,386	827,844	150,937	1969	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	—		157,729	771,872	(36,404)	157,729	735,468	893,197	205,060	1972	40 yrs.
949 East Mandoline Avenue	Madison Heights, MI	—		137,049	778,338	(91,758)	137,049	686,580	823,629	149,403	1974	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—		373,202	1,824,721	(133,207)	373,203	1,691,513	2,064,716	339,163	1988	40 yrs.
800 Tech Row	Madison Heights, MI	—		444,977	2,984,811	(79,329)	444,977	2,905,482	3,350,459	575,827	1986	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
31771 Sherman Avenue	Madison Heights, MI	—		150,944	645,040	(5,334)	150,944	639,705	790,650	185,874	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	—		105,606	649,891	(43,885)	105,606	606,006	711,612	127,804	1983	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—		207,599	1,179,010	(124,831)	207,599	1,054,179	1,261,778	225,302	1983	40 yrs.
31831 Sherman Avenue	Madison Heights, MI	—		158,483	900,064	(62,164)	158,483	837,900	996,383	172,857	1984	40 yrs.
31900 Sherman Avenue	Madison Heights, MI	—		269,293	1,754,498	348,385	269,293	2,102,883	2,372,176	409,916	1984	40 yrs.
950 East Whitcomb Avenue	Madison Heights, MI	—		113,630	2,162,302	45,984	113,630	2,208,286	2,321,916	510,476	1988	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—		302,567	1,213,232	(146,471)	302,567	1,066,761	1,369,328	244,630	1980	40 yrs.
1210 East Whitcomb Avenue	Madison Heights, MI	—		121,298	329,051	(25,294)	121,298	303,758	425,056	87,693	1983	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—		6,078,791	12,348,567	420,175	6,083,206	12,764,327	18,847,534	2,402,364	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA		*	795,143	—	3,237,185	795,831	3,236,497	4,032,328	2,003,355	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA		*	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	9,667,868	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA		*	448,775	—	2,546,102	449,447	2,545,430	2,994,877	1,473,355	1977	40 yrs.
1 Country View Road	Malvern, PA	—		400,000	3,600,000	1,004,993	406,421	4,598,572	5,004,993	1,189,429	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—		495,893	2,739,093	395,972	544,649	3,086,309	3,630,958	1,842,759	1989	40 yrs.
50 Morehall Road	Malvern, PA	—		849,576	—	13,043,717	1,337,076	12,556,217	13,893,293	3,878,780	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	4,661,040		419,460	3,792,570	333,900	419,460	4,126,469	4,545,930	960,954	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—		684,200	6,181,661	1,137,394	684,200	7,319,055	8,003,255	1,619,395	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—		1,436,814	—	16,047,698	1,646,984	15,837,528	17,484,512	4,381,995	1998	40 yrs.
3 Country View Road	Malvern, PA	—		814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	868,510	1998	40 yrs.
425 Technology Drive	Malvern, PA	—		191,114	—	2,014,653	321,473	1,884,294	2,205,767	638,494	1998	40 yrs.
375 Technology Drive	Malvern, PA	—		191,114	—	1,958,524	234,922	1,914,715	2,149,638	627,157	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—		4,380,221	—	15,313,598	4,749,748	14,944,071	19,693,819	3,842,589	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—		1,320,625	—	6,973,669	1,349,954	6,944,340	8,294,294	1,994,886	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	8,135,324	2,050,555	8,098,519	10,149,074	2,052,929	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	8,096,150	2,037,813	8,072,087	10,109,900	2,034,360	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—		394,036	3,976,221	100,474	398,228	4,072,504	4,470,731	716,566	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—		496,297	—	3,226,924	708,331	3,014,890	3,723,221	577,888	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—		4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	4,896,375	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—		5,405,041	—	10,622,545	5,405,042	10,622,545	16,027,587	21,632	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—		823,540	1,341,376	177,288	832,244	1,509,959	2,342,203	81,811	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—		724,058	—	5,758,730	724,846	5,757,942	6,482,788	2,300,840	1985	40 yrs.
420 Lapp Road	Malvern, PA		*	1,054,418	—	6,995,372	1,055,243	6,994,547	8,049,790	2,831,754	1989	40 yrs.
14 Lee Boulevard	Malvern, PA		*	664,282	—	5,804,147	643,892	5,824,537	6,468,429	2,442,002	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA		*	472,364	—	3,209,021	473,139	3,208,246	3,681,385	1,590,141	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA		*	937,212	—	5,301,111	937,942	5,300,381	6,238,323	2,391,456	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA		*	322,918	—	3,226,218	325,775	3,223,361	3,549,136	1,142,135	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—		323,971	—	2,324,307	323,792	2,324,486	2,648,278	1,058,801	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA		*	465,539	—	5,655,563	466,413	5,654,689	6,121,102	2,658,736	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA		*	504,611	—	4,989,196	505,458	4,988,349	5,493,807	2,771,418	1983	40 yrs.
300 Technology Drive	Malvern, PA	—		368,626	—	1,344,816	374,497	1,338,945	1,713,442	665,708	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—		530,729	—	2,321,857	531,534	2,321,052	2,852,586	1,224,085	1984	40 yrs.
311 Technology Drive	Malvern, PA	—		397,131	—	2,672,846	397,948	2,672,029	3,069,977	1,310,656	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA		*	176,435	—	4,890,532	177,317	4,889,650	5,066,967	2,632,459	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—		215,005	—	3,615,244	215,818	3,614,431	3,830,249	1,786,728	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA		*	381,544	—	7,032,009	382,361	7,031,193	7,413,553	3,463,697	1983	40 yrs.
508 Lapp Road	Malvern, PA		*	331,392	—	2,033,164	332,216	2,032,340	2,364,556	1,165,242	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA		*	509,075	—	3,089,935	509,899	3,089,111	3,599,010	1,621,446	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—		523,530	—	2,917,373	524,230	2,916,673	3,440,903	1,502,374	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—		128,126	—	385,634	128,783	384,977	513,760	298,378	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	436,318		143,074	—	772,076	143,811	771,338	915,150	503,959	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA		*	887,664	—	5,435,544	888,359	5,434,849	6,323,208	3,174,678	1978	40 yrs.
256 Great Valley Parkway	Malvern, PA	—		161,098	—	1,785,717	161,949	1,784,866	1,946,815	1,107,351	1980	40 yrs.
205 Great Valley Parkway	Malvern, PA		*	1,368,259	—	10,620,333	1,369,003	10,619,589	11,988,592	6,405,095	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—		130,689	—	1,560,924	128,767	1,562,846	1,691,613	811,850	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—		625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,462,181	1981	40 yrs.
333 Technology Drive	Malvern, PA		*	157,249	—	4,584,680	158,077	4,583,852	4,741,929	1,708,999	1987	40 yrs.
510 Lapp Road	Malvern, PA		*	356,950	—	926,587	357,751	925,786	1,283,537	541,042	1983	40 yrs.
60 Morehall Road	Malvern, PA	—		865,424	9,285,000	4,971,296	884,974	14,236,746	15,121,720	5,730,583	1989	40 yrs.
5 Country View Road	Malvern, PA		*	785,168	4,678,632	856,961	786,235	5,534,526	6,320,761	1,741,206	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—		513,250	2,901,906	146,306	513,250	3,048,211	3,561,461	609,420	1989	40 yrs.
8 Stow Road	Marlton, NJ	—		172,600	1,704,436	139,565	172,945	1,843,657	2,016,602	601,855	1988	40 yrs.
10 Stow Road	Marlton, NJ	—		147,000	1,451,536	526,803	147,318	1,978,021	2,125,339	899,963	1988	40 yrs.
12 Stow Road	Marlton, NJ	—		103,300	1,021,036	341,204	103,618	1,361,923	1,465,541	544,471	1988	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
14 Stow Road	Marlton, NJ	—	93,100	920,336	431,684	93,418	1,351,703	1,445,120	524,126	1988	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,386,416	271,743	7,151,060	7,422,803	3,031,119	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	401,665	96,161	1,718,453	1,814,614	626,395	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402	—	3,671,296	317,799	3,422,899	3,740,699	759,649	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	895,587	327,554	2,429,358	2,756,912	901,488	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,264,020	1,069,838	6,044,183	7,114,020	1,842,156	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,753,857	1,069,838	6,534,019	7,603,857	2,025,357	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	828,076	334,411	3,561,390	3,895,801	903,061	1985	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,650,431	131,896	1,650,431	1,782,327	588,015	1997	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	1,721,965	131,896	1,721,965	1,853,861	580,999	1997	40 yrs.
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	922,076	654,779	2,685,004	3,339,783	659,579	1989	40 yrs.
8301 West Parkland Court	Milwaukee, WI	—	358,442	3,233,707	532,454	358,442	3,766,161	4,124,602	842,371	1982	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	392,036	1,711,964	7,239,893	8,951,858	1,488,857	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	385,633	394,938	2,722,627	3,117,564	592,843	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	194,180	443,101	2,548,578	2,991,678	451,053	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	957,723	385,305	3,305,293	3,690,598	824,326	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	101,328	619,465	2,722,797	3,342,261	474,539	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,059,217	350,628	3,453,330	3,803,957	855,963	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443	—	11,022,640	491,531	10,765,552	11,257,083	1,947,442	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	235,786	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	483,040	532,370	3,724,529	4,256,899	634,224	1984	40 yrs.
10855 West Park Place	Milwaukee, WI	—	122,894	—	2,984,397	424,710	2,682,580	3,107,290	302,898	2002	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000	—	7,181,452	1,801,024	7,180,428	8,981,452	485,404	2003	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,450,830	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558	—	6,683,083	1,038,197	6,708,444	7,746,641	949,850	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	5,641,054	2,177,953	9,586,395	11,764,348	454,175	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,579,087	829,263	8,977,882	9,807,146	2,488,832	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	1,827,071	883,895	9,810,416	10,694,311	2,102,836	1985	40 yrs.
10300 Bren Road	Minnetonka, MN	—	344,614	3,110,477	339,685	344,614	3,450,162	3,794,776	745,347	1981	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,206,694	2,022,153	12,552,575	14,574,728	2,758,940	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	1,972,320	2,022,152	13,329,463	15,351,615	2,979,767	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	17,921,351	2,980,689	17,901,173	20,881,862	3,623,669	2000	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,267,999	1,098,904	6,169,095	7,267,999	212,031	2004	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	453,201	2003	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	2,044,056	2002	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	4,124,861	512,018	8,612,844	9,124,861	3,738,227	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	252,018	311,950	4,645,553	4,957,503	1,703,636	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	703,601	362,855	3,988,363	4,351,218	1,279,682	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	578,994	290,545	3,090,832	3,381,377	1,045,910	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	1,693,803	450,558	4,767,495	5,218,053	1,327,465	1988	40 yrs.
3000 Lincoln Drive	Mt. Laurel, NJ	—	284,052	2,458,155	1,680,241	284,052	4,138,396	4,422,448	1,253,011	1983	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	693,212	234,151	2,715,895	2,950,046	681,110	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	429,449	260,014	2,666,133	2,926,147	664,422	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	317,849	234,814	2,312,947	2,547,761	516,811	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	577,045	286,587	3,051,865	3,338,452	915,454	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,345,162	288,577	3,891,698	4,180,276	1,251,599	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	1,189,115	430,990	3,714,828	1,295,796	430,990	5,010,624	5,441,614	1,296,661	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	2,986,335	569,184	2,911,486	3,480,669	712,534	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,366,269	310,831	5,164,013	5,474,844	1,845,462	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	329,209	1,057,763	4,521,037	5,578,799	973,990	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,000,167	701,705	5,505,820	6,207,525	1,480,906	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,466,980	470,659	3,353,307	3,823,967	656,280	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515	—	2,813,663	144,515	2,813,663	2,958,178	531,822	2001	40 yrs.
9401-9443 Science Center Drive	New Hope, MN	—	431,295	3,888,684	481,742	510,064	4,291,657	4,801,721	988,653	1989	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	828,769	622,205	3,057,443	3,679,648	658,178	1981	40 yrs.
22515 Heslip Drive	Novi, MI	—	144,477	338,277	16,653	144,477	354,930	499,407	120,200	1975	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	317,153	766,390	3,805,052	4,571,442	672,634	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,331,500	2,011,030	10,396,049	12,407,079	237,802	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	791,323	1,809,927	8,048,960	9,858,888	121,962	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	300,574	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,093	405,362	1,496,639	1,902,001	339,374	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	965,687	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,149,304	587,319	2,136,816	2,724,135	534,050	1999	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	385,623	522,991	2,948,372	3,471,363	762,624	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	294,022	518,043	2,855,960	3,374,003	615,064	1962	40 yrs.
2216 Directors Row	Orlando, FL	—		453,918	2,572,202	25,865	453,918	2,598,067	3,051,985	491,031	1998	40 yrs.
3701-3727 Vineland Road	Orlando, FL	—		767,929	2,096,504	145,949	767,929	2,242,454	3,010,382	475,560	1985	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—		385,964	—	2,404,272	642,427	2,147,809	2,790,236	298,291	2001	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—		903,701	—	5,541,791	925,671	5,519,821	6,445,492	609,015	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—		535,964	—	3,165,095	704,800	2,996,258	3,701,059	640,443	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,362,814	685,383	2,342,035	3,027,419	341,034	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,568,071	680,312	3,688,825	4,369,137	227,541	2003	40 yrs.
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	1,784,767	878,320	4,343,601	5,221,920	197,098	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—		—	—	6,630,654	1,283,713	5,346,941	6,630,654	255,362	2004	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—		1,931,697	6,388,203	2,216,978	1,932,004	8,604,875	10,536,878	223,035	2004	40 yrs.
2351 Investors Row	Orlando, FL	—		2,261,924	7,496,249	10,608	2,263,211	7,505,570	9,768,781	187,699	2004	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—		467,296	—	2,461,652	825,673	2,103,275	2,928,948	39,684	2005	40 yrs.
1950 Summitt Park Drive	Orlando, FL	—		2,573,700	17,478,646	356,895	2,583,667	17,825,574	20,409,241	318,627	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—		2,573,961	11,206,937	8,404,103	2,583,216	19,601,785	22,185,001	351,841	2005	40 yrs.
7500 West 110th Street	Overland Park, KS	—		2,380,493	9,575,474	3,105,049	2,380,493	12,680,523	15,061,015	2,551,895	1983	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	—		561,904	1,928,064	113,241	561,904	2,041,305	2,603,209	297,858	1985	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—		2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	10,826,464	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—		2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	5,288,182	1999	40 yrs.
2760 Red Lion Road	Philadelphia, PA	—		—	—	46,541,271	3,985,624	42,555,647	46,541,271	4,754,159	2001	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—		992,965	331,924	6,730,979	1,022,081	7,033,787	8,055,868	365,684	2003	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,517,661	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—		1,015,851	9,175,555	1,488,543	1,032,507	10,647,442	11,679,949	2,414,384	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—		516,920	4,646,342	1,615,793	516,920	6,262,136	6,779,055	1,576,713	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—		395,366	3,554,512	866,525	395,366	4,421,037	4,816,403	1,112,379	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—		151,238	1,370,140	401,075	151,238	1,771,215	1,922,453	551,389	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	655,417	384,235	4,096,886	4,481,121	1,062,974	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	644,591	198,205	2,438,013	2,636,218	563,179	1978	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	3,963,999		1,934,438	10,952,503	476,212	1,934,438	11,428,715	13,363,152	2,344,172	1995	40 yrs.
9600 54th Avenue	Plymouth, MN	—		332,317	3,077,820	1,053,822	332,317	4,131,642	4,463,959	658,927	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	186,080	972,232	4,078,165	5,050,397	868,958	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	126,108	203,247	937,202	1,140,449	218,072	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	403,403	203,247	1,214,496	1,417,743	238,976	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	34,338	203,247	845,431	1,048,679	182,175	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	263,427	1,157,049	4,884,382	6,041,432	998,636	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	78,994	392,138	1,644,781	2,036,920	347,683	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—		359,933	1,437,116	85,041	359,933	1,522,157	1,882,090	307,330	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—		164,413	655,933	40,501	164,413	696,434	860,846	134,187	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—		310,778	1,238,324	353,372	310,178	1,592,296	1,902,474	255,293	1965	40 yrs.
4300 Carolina Avenue	Richmond, VA	—		2,007,717	14,927,608	440,967	2,009,136	15,367,156	17,376,292	4,108,304	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—		659,456	4,836,010	625	659,456	4,836,635	5,496,091	1,309,815	1989	40 yrs.
4001 Carolina Avenue	Richmond, VA	—		29,443	215,914	305,691	29,443	521,605	551,048	98,697	1935	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA		*	489,941	3,592,900	199,379	489,941	3,792,279	4,282,220	1,110,878	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA		*	644,384	4,025,480	210,079	644,384	4,235,559	4,879,943	1,281,114	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA		*	408,729	2,697,348	827,685	408,729	3,525,033	3,933,762	813,558	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA		*	310,854	2,279,597	567,636	310,854	2,847,233	3,158,087	669,779	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA		*	693,203	5,083,493	852,515	693,203	5,936,008	6,629,211	1,732,857	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—		256,203	2,549,649	1,539,234	256,203	4,088,883	4,345,086	1,024,433	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—		223,696	1,640,435	623,939	223,696	2,264,374	2,488,070	475,129	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA		*	325,303	2,385,557	858,723	325,303	3,244,280	3,569,583	1,170,470	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA		*	486,166	3,565,211	466,377	486,166	4,031,588	4,517,754	1,047,640	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA		*	474,360	3,478,646	251,242	474,360	3,729,888	4,204,248	990,449	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA		*	652,455	4,784,675	488,112	652,455	5,272,787	5,925,242	1,605,933	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA		*	404,616	2,967,187	1,077,200	404,616	4,044,387	4,449,003	1,672,722	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—		454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	860,701	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA		*	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,315,034	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—		221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	291,544	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA		*	705,660	—	4,687,838	720,100	4,673,398	5,393,498	1,545,623	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—		676,661	—	4,805,572	687,898	4,794,335	5,482,233	1,130,238	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA		*	449,447	3,294,697	464,789	452,263	3,756,669	4,208,932	977,794	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—		91,476	—	1,643,294	91,599	1,643,171	1,734,770	403,420	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—		261,961	2,110,874	295,549	262,210	2,406,174	2,668,384	714,887	1989	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
520 Eastpark Court	Richmond, VA	—		486,118	4,083,582	223,503	486,598	4,306,606	4,793,203	1,047,303	1989	40 yrs.
13001 Kingston Avenue	Richmond, VA	—		376,584	—	2,032,172	376,701	2,032,055	2,408,756	465,543	1998	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—		694,644	—	5,627,694	700,503	5,621,836	6,322,338	1,491,794	1998	40 yrs.
701 Liberty Way	Richmond, VA		*	171,711	—	5,255,576	1,188,857	4,238,430	5,427,287	772,538	1999	40 yrs.
12730 Kingston Avenue	Richmond, VA	—		171,053	—	8,200,764	1,201,072	7,170,745	8,371,817	790,126	2001	40 yrs.
530 Eastpark Court	Richmond, VA	—		266,883	—	2,909,058	334,772	2,841,168	3,175,941	882,208	1999	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—		364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	644,339	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—		1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	2,077,508	2000	40 yrs.
801 Liberty Way	Richmond, VA		*	780,000	—	6,408,701	785,059	6,403,642	7,188,701	1,309,444	1999	40 yrs.
100 Westgate Parkway	Richmond, VA	—		1,140,648	101,824	8,408,649	1,456,084	8,195,037	9,651,121	1,007,686	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—		1,623,612	—	5,900,379	1,072,797	6,451,195	7,523,992	643,127	2002	40 yrs.
1001 Boulders Parkway	Richmond, VA	—		2,073,739	5,634,796	251,657	2,079,643	5,880,549	7,960,191	73,860	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—		808,581	7,273,850	245,912	810,743	7,517,600	8,328,343	76,665	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—		1,276,936	12,052,192	233,584	1,280,662	12,282,050	13,562,712	22	2005	40 yrs.
12 S. Third Street	Richmond, VA	—		40,539	184,682	14,061	40,539	198,743	239,282	52,216	1900	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	3,718,126	399,988	3,673,042	4,073,029	854,530	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—		305,821	—	4,458,196	335,061	4,428,955	4,764,016	793,188	1999	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—		360,494	—	2,829,679	372,494	2,817,679	3,190,173	407,971	2001	40 yrs.
38100 Ecorse Road	Romulus, MI	—		955,063	—	7,899,055	853,063	8,001,055	8,854,118	1,073,201	2000	40 yrs.
38000 Ecourse Road	Romulus, MI	—		807,660	—	12,732,027	1,053,337	12,486,350	13,539,687	2,097,585	2001	40 yrs.
26911-26957 Northwestern Highway	Southfield, MI	—		7,799,515	66,268,817	8,494,884	7,799,515	74,763,701	82,563,216	16,502,680	1985	40 yrs.
13650 NW 8th Street	Sunrise, FL	—		558,223	2,171,930	306,706	558,251	2,478,607	3,036,859	560,899	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—		659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	703,238	1991	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—		162,000	1,613,000	258,142	262,416	1,770,726	2,033,142	547,688	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—		181,923	1,812,496	218,763	181,923	2,031,260	2,213,183	553,538	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—		503,767	2,787,585	1,669,638	982,207	3,978,783	4,960,990	1,018,143	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—		789,651	4,454,648	1,899,353	769,789	6,373,862	7,143,652	1,930,800	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	—		617,289	3,048,379	454,271	617,289	3,502,650	4,119,939	896,940	1987	40 yrs.
111 Kelsey Lane	Tampa, FL	—		359,540	1,461,850	908,769	359,540	2,370,619	2,730,159	620,004	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL		*	1,408,478	5,247,246	903,228	1,408,478	6,150,475	7,558,952	1,431,770	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL		*	1,382,648	2,445,444	(276,436)	1,082,648	2,469,008	3,551,656	552,184	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL		*	399,088	2,868,834	420,131	399,088	3,288,965	3,688,053	803,686	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL		*	513,263	3,230,239	533,544	513,263	3,763,784	4,277,046	761,297	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL		*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	505,452	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—		511,463	—	4,455,291	559,527	4,407,227	4,966,754	1,495,878	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—		235,893	—	2,143,685	235,894	2,143,684	2,379,578	536,691	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—		357,364	—	2,711,761	506,949	2,562,177	3,069,125	940,408	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—		357,364	—	2,692,052	506,949	2,542,467	3,049,416	865,665	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—		224,369	1,063,882	1,078,376	254,493	2,112,134	2,366,627	386,134	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—		952,860	—	3,501,917	952,860	3,501,917	4,454,776	631,873	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—		553,335	—	3,345,476	771,501	3,127,310	3,898,811	540,286	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—		350,406	—	2,407,337	438,061	2,319,683	2,757,744	413,367	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—		943,169	—	12,592,708	1,560,099	11,975,778	13,535,877	1,961,943	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—		419,683	—	3,719,472	661,680	3,477,475	4,139,155	905,109	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—		—	—	4,005,900	1,071,535	2,934,365	4,005,900	454,996	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—		209,841	—	1,555,906	364,514	1,401,234	1,765,748	294,884	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—		498,598	—	3,057,752	556,887	2,999,463	3,556,350	481,275	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—		—	—	1,305,584	300,000	1,005,584	1,305,584	144,521	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—		500,391	—	4,023,528	840,314	3,683,605	4,523,919	795,906	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—		—	—	3,454,328	619,913	2,834,415	3,454,328	315,727	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—		—	—	2,891,079	716,594	2,174,485	2,891,079	365,159	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—		—	—	2,840,907	686,594	2,154,313	2,840,907	302,759	2002	40 yrs.
7621 Bald Cypress Place	Tampa, FL	—		—	—	1,482,613	447,498	1,035,115	1,482,613	89,641	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—		854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	116,845	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—		898,884	—	3,499,853	900,508	3,498,229	4,398,737	92,280	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—		492,320	—	3,964,055	899,284	3,557,092	4,456,375	185,361	2004	40 yrs.
1650 Research Drive	Troy, MI	—		763,067	7,201,677	1,107,575	763,067	8,309,252	9,072,318	1,600,015	1985	40 yrs.
1775 Research Drive	Troy, MI	—		331,422	2,788,073	648,666	331,422	3,436,739	3,768,161	637,270	1985	40 yrs.
1875 Research Drive	Troy, MI	—		329,863	2,774,006	229,619	329,863	3,003,625	3,333,487	657,192	1986	40 yrs.
1850 Research Drive	Troy, MI	—		781,054	7,364,300	2,051,384	781,054	9,415,684	10,196,738	2,007,507	1986	40 yrs.
1965 Research Drive	Troy, MI	—		419,090	3,578,928	347,399	419,090	3,926,327	4,345,418	917,900	1987	40 yrs.
1960 Research Drive	Troy, MI	—		419,146	3,579,166	635,418	419,146	4,214,584	4,633,730	956,481	1987	40 yrs.
1101 Allen Drive	Troy, MI	—		98,144	887,935	326,837	98,148	1,214,768	1,312,916	328,596	1974	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
1151 Allen Drive	Troy, MI	—		164,483	1,486,220	209,271	164,486	1,695,487	1,859,974	466,361	1974	40 yrs.
1300 Rankin Street	Troy, MI	—		134,090	1,212,752	371,530	134,094	1,584,278	1,718,372	549,399	1979	40 yrs.
1350 Rankin Street	Troy, MI	—		111,776	1,011,497	181,054	111,779	1,192,547	1,304,327	270,056	1979	40 yrs.
1376-1400 Rankin Street	Troy, MI	—		134,292	1,213,626	274,369	134,296	1,487,992	1,622,287	331,077	1979	40 yrs.
1352-1374 Rankin Street	Troy, MI	—		153,275	1,385,098	285,361	153,279	1,670,455	1,823,734	407,580	1979	40 yrs.
1324-1346 Rankin Street	Troy, MI	—		134,090	1,212,214	124,406	134,094	1,336,616	1,470,710	271,915	1979	40 yrs.
1301-1307 Rankin Street	Troy, MI	—		111,776	1,011,121	138,922	111,779	1,150,040	1,261,819	245,086	1978	40 yrs.
1409 Allen Drive	Troy, MI	—		142,370	1,286,048	408,471	142,374	1,694,516	1,836,889	421,332	1978	40 yrs.
1304 E Maple Road	Troy, MI	—		211,233	1,906,786	349,157	211,236	2,255,940	2,467,176	482,604	1971	40 yrs.
1334 Maplelawn Road	Troy, MI	—		124,296	1,122,802	39,409	124,300	1,162,208	1,286,507	247,380	1983	40 yrs.
1290 Maplelawn Road	Troy, MI	—		85,321	771,621	223,628	85,325	995,245	1,080,570	188,319	1984	40 yrs.
1070 Maplelawn Road	Troy, MI	—		68,560	620,595	106,600	68,563	727,191	795,755	170,394	1982	40 yrs.
950 Maplelawn Road	Troy, MI	—		252,429	2,265,259	176,543	252,433	2,441,798	2,694,231	534,630	1982	40 yrs.
894 Maplelawn Road	Troy, MI	—		181,749	1,632,243	761,128	181,753	2,393,367	2,575,120	524,568	1986	40 yrs.
1940 Norwood Drive	Troy, MI	—		86,836	785,267	87,637	86,839	872,901	959,740	193,218	1983	40 yrs.
1311-1331 Maplelawn Road	Troy, MI	—		125,407	1,132,810	204,037	125,410	1,336,843	1,462,254	365,092	1986	40 yrs.
2354 Bellingham Street	Troy, MI	—		87,340	789,817	19,928	87,344	809,741	897,085	170,975	1990	40 yrs.
2360 Bellingham Street	Troy, MI	—		87,340	789,817	58,250	87,344	848,063	935,407	172,987	1985	40 yrs.
50 West Big Beaver Road	Troy, MI	—		2,159,678	19,481,454	2,053,901	2,159,678	21,535,355	23,695,033	4,578,446	1987	40 yrs.
100 West Big Beaver Road	Troy, MI	—		2,113,006	19,057,355	2,167,108	2,113,006	21,224,463	23,337,469	4,359,088	1987	40 yrs.
1600-1630 East Big Beaver Road	Troy, MI	—		1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	462,592	1982	40 yrs.
2600 Bellingham Drive	Troy, MI	—		1,796,869	—	4,095,318	1,938,746	3,953,441	5,892,187	902,648	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	—		1,796,869	—	4,721,835	1,938,746	4,579,958	6,518,704	911,389	2002	40 yrs.
3432 Holland Road	Virginia Beach, VA	—		173,527	790,515	2,462	173,527	792,977	966,504	214,298	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—		953,590	6,142,742	1,039,718	953,590	7,182,460	8,136,050	1,588,070	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA		*	1,116,693	6,770,480	931,872	1,116,693	7,702,352	8,819,044	1,737,979	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA		*	965,177	6,728,717	1,128,434	965,177	7,857,151	8,822,329	1,779,740	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—		891,753	3,607,890	476,860	891,753	4,084,750	4,976,502	878,637	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—		371,694	2,108,097	192,844	371,694	2,300,941	2,672,635	468,249	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—		700,112	9,592,721	1,656,986	700,564	11,249,254	11,949,819	2,592,377	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	1,768,123		473,689	2,663,045	327,736	474,746	2,989,725	3,464,470	185,376	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—		464,246	3,230,511	(519,943)	464,246	2,710,568	3,174,814	453,347	1985	40 yrs.
825 Duportail Road	Wayne, PA	—		5,536,619	16,179,213	575,491	5,539,281	16,752,043	22,291,324	2,424,182	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—		8,287,555	—	31,221,790	11,636,499	27,872,847	39,509,346	3,126,431	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—		6,215,667	—	8,637,849	5,223,660	9,629,855	14,853,515	2,029,762	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—		500,565	1,591,678	103,028	504,996	1,690,275	2,195,271	—	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—		660,068	4,640,578	24,851	662,751	4,662,746	5,325,497	65,241	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—		348,146	2,057,483	12,510	349,728	2,068,411	2,418,139	28,932	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—		845,846	6,809,025	451,726	845,846	7,260,751	8,106,597	1,545,518	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—		664,899	5,352,410	716,066	664,899	6,068,476	6,733,375	1,372,613	1988	40 yrs.
905 Airport Road	West Chester, PA	—		1,715,000	5,185,000	866,637	1,735,012	6,031,625	7,766,637	2,164,900	1988	40 yrs.
Liberty Square	West Malling, UK	—		—	—	—	273,650	9,564,327	9,837,977	—	2005	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—		—	—	5,687,810	887,234	4,800,577	5,687,810	162,428	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—		1,279,834	—	10,338,324	1,385,739	10,232,420	11,618,158	1,498,600	2002	40 yrs.

Subtotal Operating Real Estate		$71,651,258		$573,622,674	$1,777,453,153	$2,009,367,173	$629,962,000	$3,730,481,000	$4,360,443,000	$748,818,000

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
DEVELOPMENT PROPERTIES
8400 Industrial Boulevard	Allentown, PA	—	7,531,500	—	6,438,875	—	13,970,375	13,970,375	—	2005	N/A
901 Bilter Road	Aurora, IL	—	5,649,052	—	13,484,249	—	19,133,301	19,133,301	—	2004	N/A
1301 Executive Boulevard	Chesapeake, VA	—	—	—	2,814,505	—	2,814,505	2,814,505	—	2005	N/A
6230 Old Dobbin Lane	Columbia, MD	—	3,004,075	—	6,833,827	—	9,837,902	9,837,902	—	2004	N/A
420 Deleware Drive	Fort Washington, PA	—	2,766,931	—	5,870,073	—	8,637,004	8,637,004	—	2004	N/A
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	6,852,963	—	12,667,690	12,667,690	—	2003	N/A
2 Independence Point	Greenville, SC	—	371,600	—	2,347,301	—	2,718,901	2,718,901	—	2005	N/A
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	4,206,745	—	11,950,545	11,950,545	—	2005	N/A
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	1,118,564	—	1,212,838	1,212,838	—	1999	N/A
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,698,078	—	1,698,078	1,698,078	—	2004	N/A
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	8,906,863	—	12,743,395	12,743,395	—	2005	N/A
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	4,111,637	—	5,005,078	5,005,078	—	2004	N/A
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	1,751,644	—	2,171,375	2,171,375	—	2003	N/A
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,652,752	—	3,209,926	3,209,926	—	2004	N/A
11050 West Liberty Drive	Milvaukee, WI	—	—	—	2,468,136	—	2,468,136	2,468,136	—	2005	N/A
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,268,486	—	3,780,605	3,780,605	—	2001	N/A
17th & JFK Tower	Philadelphia, PA	—	22,430,038	—	101,594,438	—	124,024,476	124,024,476	—	2005	N/A
1 Crescent Drive	Philadelphia, PA	—	567,280	—	10,664,954	—	11,232,234	11,232,234	—	2004	N/A
3900 Westerre Parkway	Richmond, VA	—	392,184	—	8,220,581	—	8,612,765	8,612,765	—	2005	N/A
6505 Cogswell Road	Romulus, MI	—	594,523	—	7,087,829	—	7,682,353	7,682,353	—	2000	N/A
38100 Ecorse Road Expansion	Romulus, MI	—	—	—	49,703	—	49,703	49,703	—	2005	N/A
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	11,281,969	—	15,358,381	15,358,381	—	2005	N/A
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,019,100	—	6,948,944	6,948,944	—	2004	N/A
8900-34 Brittany Way	Tampa, FL	—	537,194	—	2,285,528	—	2,822,723	2,822,723	—	2005	N/A
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,539,403	—	3,869,500	3,869,500	—	2005	N/A
1646 Rankin Road	Houston, TX	—	329,961	—	3,108,463	—	3,438,423	3,438,423	—	2005	N/A
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	3,362,688	—	4,441,362	4,441,362	—	2003	N/A
42 Kings Hill Avenue	West Malling, UK	—	—	—	12,864,051	—	12,864,051	12,864,051	—	2005	N/A
777 Township Line Road	Yardley, PA	—	3,436,013	—	6,123,418	—	9,559,431	9,559,431	—	2005	N/A

Subtotal Development in Progress		$—	$72,497,442	$2,399,738	$250,026,820	$—	$324,924,000	$324,924,000	$—

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,046,811	$—	$—	$12,046,811	$—	$12,046,811	$—	2005	N/A
West Ridge Corporate Center Land	Aurora, IL	—	826,547	—	10,626,723	11,453,270	—	11,453,270	—	2003	N/A
LVCC Phase 2 Land	Bethlehem, PA	—	3,741,506	—	2,418,375	6,159,881	—	6,159,881	—	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	309,058	—	(42,339)	266,719	—	266,719	—	1987	N/A
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	50,087	2,163,310	—	2,163,310	—	2001	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	3,649,792	—	1,103,719	4,753,511	—	4,753,511	—	1998	N/A
Rivers’ Bend Land	Chesterfield, VA	—	1,695,415	—	3,807,147	5,502,561	—	5,502,561	—	1995	N/A
501 Hewlett Packard Way	Chesterfield, VA	—	165,042	—	484,965	650,007	—	650,007	—	1996	N/A
Columbia Crossing Land	Columbis, MD	—	3,865,848	—	417,920	4,283,768	—	4,283,768	—	2000	N/A
Liberty Place Land	Eden Prairie, MN	—	4,500,641	—	(2,308,762)	2,191,880	—	2,191,880	—	1998	N/A
Independence Pointe Land	Greenville, SC	—	932,484	—	1,512,636	2,445,120	—	2,445,120	—	1997	N/A
Southchase Business Park Land	Greenville, SC	—	1,369,712	—	596,521	1,966,232	—	1,966,232	—	1998	N/A
Volvo Center Land	Hampton, VA	—	1,650,423	—	(515,359)	1,135,065	—	1,135,065	—	2000	N/A
Lakefront Plaza II Land	Hampton, VA	—	132,785	—	92,583	225,368	—	225,368	—	2001	N/A
Patapsco Valley Business Center	Hanover, MD	—	4,299,366	—	1,694,367	5,993,733	—	5,993,733	—	2004	N/A
Mendenhall Land	High Point, NC	—	1,910,135	—	4,253,485	6,163,620	—	6,163,620	—	1995	N/A
Piedmont Centre Land	High Point, NC	—	1,621,044	—	241,932	1,862,976	—	1,862,976	—	2004	N/A
Horsham Business Center Land	Horsham, PA	—	9,620,495	—	(9,539,695)	80,800	—	80,800	—	2005	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,047,683	—	3,995	3,051,677	—	3,051,677	—	2005	N/A
Central Green Land	Houston, TX	—	481,229	—	13,185	494,414	—	494,414	—	2001	N/A
Noxell Land	Hunt Valley, MD	—	2,166,068	—	838,437	3,004,505	—	3,004,505	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	448,097	—	90,019	538,116	—	538,116	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	468,643	—	356,309	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	468,643	—	109,850	578,493	—	578,493	—	1998	N/A
Butler Plaza Land	Jacksonville, FL	—	1,303,792	—	1,714,406	3,018,198	—	3,018,198	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	880,828	—	698,516	1,579,344	—	1,579,344	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,306,191	—	592	2,306,783	—	2,306,783	—	2005	N/A
Boulders Business Center Land	Lehigh, PA	—	25,581,432	—	(6,263,273)	19,318,159	—	19,318,159	—	2004	N/A
Mill Run Land	Lehigh, PA	—	2,882,221	—	31,423	2,913,643	—	2,913,643	—	2005	N/A
Commodore Business Park	Logan, NJ	—	1,756,748	—	(60,293)	1,696,455	—	1,696,455	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	8,398,708	—	2,803,093	11,186,285	15,515	11,201,800	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	2,362,904	—	1,180,869	3,543,774	—	3,543,774	—	1999	N/A
306 & 330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	—	3,730,570	—	3,730,570	—	2005	N/A
Orlando Corporate Center Land	Orlando, FL	—	903,701	—	(73,850)	829,851	—	829,851	—	2000	N/A
Beeland Industrial Park Land	Orlando, FL	—	1,780,809	—	563,071	2,343,880	—	2,343,880	—	2004	N/A
South Center Land — Phase II	Orlando, FL	—	838,853	—	(77,577)	761,276	—	761,276	—	2004	N/A
Maitland Summit Park Land	Orlando, FL	—	4,388,905	—	23,512	4,412,417	—	4,412,417	—	2005	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,700,222	—	(1,633,306)	3,066,916	—	3,066,916	—	2000	N/A
Eastport VII	Richmond, VA	—	787,091	—	843,729	1,630,820	—	1,630,820	—	1997	N/A
Eastport VIII	Richmond, VA	—	379,836	—	6,187	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	209,856	—	5,096	214,952	—	214,952	—	1997	N/A
Westerre Land	Richmond, VA	—	725,109	—	267,056	992,165	—	992,165	—	2003	N/A
IRS Distribution Ctr Land	Richmond, VA	—	100,000	—	(87,019)	12,981	—	12,981	—	1995	N/A
Romulus Land	Romulus, MI	—	788,338	—	624,330	1,412,668	—	1,412,668	—	1998	N/A
Woodlands Center Land	Sandston, VA	—	928,555	—	285,461	1,214,017	—	1,214,017	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	7,247,107	—	—	7,247,107	—	7,247,107	—	2005	N/A
Woodlands Center Land	Suffolk, VA	—	678,039	—	11,461	689,500	—	689,500	—	2005	N/A
Woodlands Center Land	Suffolk, VA	—	904,052	—	14,245	918,297	—	918,297	—	2005	N/A
Silo Bend Land	Tampa, FL	—	81,802	—	1,660,245	1,742,047	—	1,742,047	—	1996	N/A
Woodland Corporate Center Land	Tampa, FL	—	2,002,231	—	(223,628)	1,778,604	—	1,778,604	—	1998	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	175,886	—	22,320	198,205	—	198,205	—	2000	N/A
Big Beaver Airport Land	Troy, MI	—	6,604,631	—	(4,948,875)	1,655,756	—	1,655,756	—	1999	N/A

Subtotal Land Held for Development		$—	$144,959,109	$—	$13,693,891	$158,637,485	$15,515	$158,653,000	$—

Total All Properties		$71,651,258	$791,079,225	$1,779,852,892	$2,273,087,885	$788,599,485	$4,055,420,515	$4,844,020,000	$748,818,000

*	Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life, Manufacturer’s Life, USG Annuity and Life and Jackson National Life totalling $264.2 million.

SCHEDULE III
LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED
	DECEMBER 31,
	2005	2004	2003
REAL ESTATE:
Balance at beginning of year	$4,491,412	$4,129,270	$3,860,260
Additions	658,041	410,293	309,818
Disposition of property	(305,433)	(48,151)	(40,808)

Balance at end of year	$4,844,020	$4,491,412	$4,129,270

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$692,649	$584,841	$483,807
Depreciation expense	123,278	114,199	105,093
Disposition of property	(67,109)	(6,391)	(4,059)

Balance at end of year	$748,818	$692,649	$584,841

Management’s Annual Report on Internal Control Over Financial Reporting
To the Partners of Liberty Property Limited Partnership:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15 (f) and 15d – 15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
Management’s assertion regarding its assessment of internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, whose reports appear on the following pages.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Liberty Property Limited Partnership (the “Operating Partnership”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Liberty Property Limited Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Property Limited Partnership as of December 31, 2005 and 2004, and the related consolidated statements of operations, owners’ equity, and cash flows for the each of the three years in the period ended December 31, 2005 of the Operating Partnership and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Philadelphia, Pennsylvania
March 10, 2006

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	DECEMBER 31,
	2005	2004
ASSETS
Real estate:
Land and land improvements	$629,962	$622,987
Buildings and improvements	3,730,481	3,616,204
Less accumulated depreciation	(748,818)	(692,649)

Operating real estate	3,611,625	3,546,542

Development in progress	324,924	81,099
Land held for development	158,653	171,122

Net real estate	4,095,202	3,798,763

Cash and cash equivalents	61,629	33,667
Restricted cash	29,085	34,626
Accounts receivable, net of allowance	19,529	21,502
Deferred rent receivable	72,818	66,528
Deferred financing and leasing costs, net of accumulated amortization (2005, $106,752; 2004, $91,117)	121,085	106,940
Investments in unconsolidated joint ventures	33,522	24,372
Assets held for sale, net	12,654	12,799
Prepaid expenses and other assets	52,005	63,630

Total assets	$4,497,529	$4,162,827

LIABILITIES
Mortgage loans	$238,728	$366,171
Unsecured notes	1,755,000	1,455,000
Credit facility	255,450	312,000
Accounts payable	32,919	24,288
Accrued interest	34,892	34,994
Distribution payable	56,490	54,485
Other liabilities	161,735	111,764

Total liabilities	2,535,214	2,358,702

Minority interest	407	3,980

OWNERS’ EQUITY
General partner’s equity – common units	1,709,182	1,596,259
Limited partners’ equity – preferred units	184,657	135,471
– common units	68,069	68,415

Total owners’ equity	1,961,908	1,800,145

Total liabilities and owners’ equity	$4,497,529	$4,162,827

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
OPERATING REVENUE
Rental	$486,121	$452,753	$430,435
Operating expense reimbursement	194,609	175,574	163,451

Total operating revenue	680,730	628,327	593,886

OPERATING EXPENSES
Rental property	142,838	128,005	116,505
Real estate taxes	68,865	62,809	59,734
General and administrative	38,138	33,759	28,316
Depreciation and amortization	146,526	129,298	116,557

Total operating expenses	396,367	353,871	321,112

Operating Income	284,363	274,456	272,774

OTHER INCOME (EXPENSE)

Interest and other income	8,622	7,290	8,285
Interest expense	(129,617)	(116,630)	(117,754)

Total other income(expense)	(120,995)	(109,340)	(109,469)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	163,368	165,116	163,305

Gain (loss) on property dispositions	84,295	496	447
Income taxes	(14,827)	(1,820)	(2,326)
Minority interest	(357)	632	(673)
Equity in earnings (loss) of unconsolidated joint ventures	2,540	(775)	1,744

Income from continuing operations	235,019	163,649	162,497

Discontinued operations (including net gain on property dispositions of $37,915, $11,603 and $11,958 for the years ended December 31, 2005, 2004 and 2003, respectively)	36,940	16,593	21,173

Net income	271,959	180,242	183,670
Preferred unit distributions	12,095	11,844	12,416

Income available to common unitholders	$259,864	$168,398	$171,254

Earnings per common unit
Basic:
Income from continuing operations	$2.46	$1.72	$1.82
Income from discontinued operations	0.41	0.19	0.26

Income per common unit – basic	$2.87	$1.91	$2.08

Diluted:
Income from continuing operations	$2.42	$1.70	$1.80
Income from discontinued operations	0.40	0.18	0.25

Income per common unit – diluted	$2.82	$1.88	$2.05

Weighted average number of common units outstanding
Basic	90,540	88,210	82,268
Diluted	91,931	89,700	83,561
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	GENERAL	LIMITED	TOTAL
	PARTNER’S	PARTNERS’	OWNERS’
	EQUITY	EQUITY	EQUITY
Balance at January 1, 2003	$1,354,431	$201,385	$1,555,816
Contributions from partners	206,620	2,640	209,260
Distributions to partners	(191,632)	(21,025)	(212,657)
Issuance of operating partnership units	—	1,151	1,151
Foreign currency translation adjustment	11,868	—	11,868
Net income	163,610	20,061	183,671

Balance at December 31, 2003	1,544,897	204,212	1,749,109
Contributions from partners	85,967	1,593	87,560
Distributions to partners	(206,443)	(20,718)	(227,161)
Issuance of operating partnership units	—	—	—
Foreign currency translation adjustment	10,395	—	10,395
Net income	161,443	18,799	180,242

Balance at December 31, 2004	1,596,259	203,886	1,800,145
Contributions from partners	93,157	(1,665)	91,492
Distributions to partners	(214,386)	(21,290)	(235,676)
Issuance of operating partnership units	—	49,186	49,186
Foreign currency translation adjustment	(15,199)	—	(15,199)
Net income	249,351	22,609	271,960

Balance at December 31, 2005	$1,709,182	$252,726	$1,961,908

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$272,316	$179,610	$184,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,722	136,700	123,102
Amortization of deferred financing costs	4,758	4,315	4,013
Equity in (earnings) loss of unconsolidated joint ventures	(2,540)	775	(1,744)
Distributions from unconsolidated joint ventures	4,651	682	3,145
Gain on property dispositions	(122,210)	(12,099)	(12,405)
Noncash compensation	3,980	2,388	2,877
Changes in operating assets and liabilities:
Restricted cash	3,849	(19,334)	(12,154)
Accounts receivable	1,804	(8,449)	5,125
Deferred rent receivable	(6,290)	(8,513)	(9,240)
Prepaid expenses and other assets	(12,488)	(12,046)	(3,638)
Accounts payable	8,894	8,859	(11,848)
Accrued interest	(102)	2,166	257
Other liabilities	52,353	18,282	(8,022)

Net cash provided by operating activities	359,697	293,336	263,811

INVESTING ACTIVITIES
Investment in properties	(324,340)	(253,017)	(145,997)
Cash paid for business net of cash acquired	—	—	16,627
Investments in unconsolidated joint ventures	(13,790)	(6,198)	(4,918)
Proceeds from disposition of properties/land	415,144	54,140	49,744
Investment in development in progress	(235,078)	(105,208)	(59,953)
Increase in land held for development	(91,436)	(34,132)	(27,650)
Increase in deferred leasing costs	(37,133)	(29,560)	(22,986)

Net cash used in investing activities	(286,633)	(373,975)	(195,133)

FINANCING ACTIVITIES
Net proceeds from issuance of unsecured notes	296,424	197,517	3,683
Repayment of unsecured notes	—	(100,000)	(73,739)
Proceeds from mortgage loans	—	9,618	1,223
Repayments of mortgage loans	(173,926)	(23,592)	(15,436)
Proceeds from credit facility	784,800	477,800	453,950
Repayments on credit facility	(841,350)	(332,800)	(418,950)
Increase in deferred financing costs	(3,465)	(199)	(2,640)
Capital contributions	136,200	86,329	207,021
Distributions to partners	(237,101)	(225,055)	(213,223)

Net cash (used in) provided by financing activities	(38,418)	89,618	(58,111)

Increase in cash and cash equivalents	34,646	8,979	10,567
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(6,684)	2,879	3,309
Cash and cash equivalents at beginning of year	33,667	21,809	7,933

Cash and cash equivalents at end of year	$61,629	$33,667	$21,809

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$83,794	$27,990	$13,187
Issuance of operating partnership units	—	—	1,151
Acquisition of properties	(51,716)	(11,305)	(56,083)
Assumption of mortgage loans	51,716	11,305	56,083

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.2% of the common equity of the Operating Partnership at December 31, 2005. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (‘SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs in the accompanying balance sheet, over the remaining term of the related leases. Once a property is designated as held for sale, no further depreciation expense is recorded. Properties identified as held for sale and /or sold are presented in discontinued operations for all periods presented.
The Company evaluates its real estate investments and its investments in unconsolidated joint ventures upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment or investment in unconsolidated joint ventures is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting, the net equity investments of the Company is reflected in the consolidated balance sheets and the Company’s share of net income from the joint ventures is included on the consolidated statements of operations.
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.
Restricted Cash
Restricted cash includes tenant security deposits and escrow funds that the Company maintains pursuant to certain mortgage loans. Restricted cash also includes the undistributed proceeds from the sale of residential land in Kent County, United Kingdom.
Accounts Receivable
The Company’s accounts receivable are comprised of rents and charges for property operating costs due from tenants. The Company periodically performs a detailed review of amounts due from tenants to determine if account receivable balances are collectible. Based on this review, accounts receivable are reduced by an allowance for doubtful accounts. The Company considers tenant credit quality and payment history and general economic conditions in determining the allowance for doubtful accounts. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance is written off.
The allowance for doubtful accounts at December 31, 2005 and 2004 was $6.7 million and $6.0 million, respectively.
Deferred Rent Receivable
Deferred rent receivable represents the cumulative difference between rent revenue recognized on a straight line basis and contractual payments due under the terms of tenant leases.
Revenues
The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight line basis over the applicable lease term. Operating expense reimbursements consisting of amounts due from tenants for real estate taxes, utilities and other recoverable costs are recognized as revenue in the period in which the corresponding expenses are incurred.
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 104 when the following conditions are met:
a) the termination agreement is executed,
b) the termination fee is determinable,
c) all landlord services, pursuant to the terminated lease, have been rendered, and
d) collectibility of the termination fee is assured.
Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2005			2004
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$235,019			$163,649
Less: Preferred unit distributions	(12,095)			(11,844)

Basic income from continuing operations
Income from continuing operations available to common unitholders	222,924	90,540	$2.46	151,805	88,210	$1.72

Dilutive units for long-term compensation plans	—	1,391		—	1,490

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	222,924	91,931	$2.42	151,805	89,700	$1.70

Basic income from discontinued operations
Discontinued operations net of minority interest	36,940	90,540	$0.41	16,593	88,210	$0.19

Dilutive units for long-term compensation plans	—	1,391		—	1,490

Diluted income from discontinued operations
Discontinued operations net of minority interest	36,940	91,931	$0.40	16,593	89,700	$0.18

Basic income per common unit
Income available to common unitholders	259,864	90,540	$2.87	168,398	88,210	$1.91

Dilutive shares for long-term compensation plans	—	1,391		—	1,490

Diluted income per common unit
Income available to common unitholders and assumed conversions	$259,864	91,931	$2.82	$168,398	89,700	$1.88

	2003
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit
Income from continuing operations	$162,497
Less: Preferred unit distributions	(12,416)

Basic income from continuing operations
Income from continuing operations available to common unitholders	150,081	82,268	$1.82

Dilutive units for long-term compensation plans	—	1,293

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	150,081	83,561	$1.80

Basic income from discontinued operations
Discontinued operations net of minority interest	21,173	82,268	$0.26

Dilutive units for long-term compensation plans	—	1,293

Diluted income from discontinued operations
Discontinued operations net of minority interest	21,173	83,561	$0.25

Basic income per common unit
Income available to common unitholders	171,254	82,268	$2.08

Dilutive unit for long-term compensation plans	—	1,293

Diluted income per common unit
Income available to common unitholders and assumed conversions	$171,254	83,561	$2.05

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, deferred rent receivable, accounts payable, accrued interest, dividends payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these items. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2005 for comparable loans, exceeds the aggregate carrying value by approximately $92 million at December 31, 2005.

Income Taxes
In conformity with the Internal Revenue Code and applicable state and local statutes, taxable income or loss of the Operating Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. However, the Company is taxed in certain States and the United Kingdom. Accordingly, the Company has recognized federal, state and local taxes in accordance with US GAAP, as applicable.
Foreign Currency Translation
The functional currency for the Company’s United Kingdom operations is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive income (loss) was ($15.2 million), $10.4 million and $11.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Recently Issued Accounting Standards
SFAS No. 123 (revised 2004)
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
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS NO. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Company does not expect that the implementation of this standard will have a material effect on the Company’s consolidated financial position or results of operations.
Emerging Issues Task Force (“EITF”) Issue No. 04-5
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
Interpretation of FASB Statement No. 143 (“FIN 47”)
Issued in March 2005, FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005 and did not have a material effect on the Company’s consolidated financial position or results of operations for 2005.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2005 and 2004 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2005:
Industrial properties	$308,404	$1,669,294	$1,977,698	$339,465
Office properties	321,558	2,061,187	2,382,745	409,353

2005 Total	$629,962	$3,730,481	$4,360,443	$748,818

2004:
Industrial properties	$293,282	$1,588,513	$1,881,795	$308,963
Office properties	329,705	2,027,691	2,357,396	383,686

2004 Total	$622,987	$3,616,204	$4,239,191	$692,649

Depreciation expense was $123.3 million in 2005, $114.2 million in 2004 and $105.1 million in 2003.
As of December 31, 2005, the Company has commenced development on 29 properties, which upon completion are expected to comprise 5.6 million square feet of leaseable space. As of December 31, 2005, $324.9 million had been expended for the development of these projects and an additional $490.6 million is estimated to be required for completion.

     Information on the operating properties the Company has sold for the year ended December 31, 2005 and 2004 are as follows:
2005 Sales

	Number of	Leasable
	Buildings	Square Feet	Proceeds
			(in thousands)
Segment
Delaware Valley
Southeastern Pennsylvania	2	139,760	$7,864
Other	3	177,733	12,333
Midwest
Lehigh Valley	2	142,204	8,676
Other	18	400,262	23,236
Mid-Atlantic	4	727,732	51,570
Florida	6	726,632	53,834
United Kingdom	16	602,175	263,343

Total	51	2,916,498	$420,856

2004 Sales

	Number of	Leasable
	Buildings	Square Feet	Proceeds
			(in thousands)
Segment
Delaware Valley
Southeastern Pennsylvania	3	248,073	$30,814
Other	1	45,390	1,950
Midwest
Lehigh Valley	—	—	—
Other	3	303,723	13,150
Mid-Atlantic	—	—	—
Florida	3	163,330	5,205
United Kingdom	—	—	—

Total	10	760,516	$51,119

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
On November 18, 2002, the Company entered into a joint venture agreement (“Liberty Venture I, LP”) with the Public Employees’ Retirement Association of Colorado. The Company sold or contributed 28 properties with a net book value of $127.5 million to the joint venture in exchange for a 25% ownership interest in the joint venture and $108.8 million in cash. The properties are industrial distribution properties in New Jersey (the Delaware Valley Segment). The Company’s share of the joint venture earnings is included in equity in (loss) earnings of unconsolidated joint ventures in the accompanying statement of operations. The Company provides development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
During the year ended December 31, 2004, the joint venture purchased additional industrial distribution properties with net book value of $5.5 million. During the year ended December 31, 2005, the joint venture disposed of three properties for proceeds of $21.1 million.
On December 14, 2005, the Company entered into a joint venture agreement (“Kings Hill Unit Trust”) with Doughty Hanson & Co. Real Estate. The Company sold 15 properties with a net book value of $125.8 million to the joint venture for $219.9 million in cash. In addition, the Company holds a $7.6 million note receivable from the Kings Hill United Trust and retained a 20% ownership interest in the joint venture. The note receivable bears interest at a 9% rate. The Company recognized a $75.1 million gain net of $14.5 million of tax on the sale of its United Kingdom Properties in Operation to the Kings Hill Unit Trust. Due to the Company’s continuing involvement in this joint venture, the operations to the date of sale, as well as the gain on sale and related taxes are included in income from continuing operations in the consolidated statements of operations. The properties which were sold are industrial-flex and office properties and are included in the Company’s United Kingdom segment. The Company provides property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
As of December 31, 2005, the Company has a 50% ownership interest in three additional unconsolidated joint ventures. These joint ventures have investments in land or in leaseholds and do not operate or own operating properties.
The Company’s share of each of the joint venture earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.
The condensed balance sheets as of December 31, 2005 and 2004 and statements of operations for Liberty Venture I, LLC, Kings Hill Unit Trust and other unconsolidated joint ventures for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):
Balance Sheets:

	December 31, 2005
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Real estate assets	$121,092	$202,200	$—	$323,292
Accumulated depreciation	(7,579)	(284)	—	(7,863)

Real estate assets, net	113,513	201,916	—	315,429
Land held for development	2,750	—	37,812	40,562
Other assets	14,922	18,499	9,980	43,401

Total assets	$131,185	$220,415	$47,792	$399,392

Debt	$77,826	$163,448	$—	$241,274
Other liabilities	2,284	44,028	678	46,990
Equity	51,075	12,939	47,114	111,128

Total liabilities and equity	$131,185	$220,415	$47,792	$399,392

Company’s net investment in unconsolidated joint ventures	$12,310	$—	$21,212	$33,522

	December 31, 2004
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Real estate assets	$128,727	$—	$—	$128,727
Accumulated depreciation	(5,183)	—	—	(5,183)

Real estate assets, net	123,544	—	—	123,544
Land held for development	2,686	—	22,543	25,229
Other assets	16,945	—	2,747	19,692

Total assets	$143,175	$—	$25,290	$168,465

Debt	$86,585	$—	$—	$86,585
Other liabilities	3,183	—	391	3,574
Equity	53,407	$—	24,899	78,306

Total liabilities and equity	$143,175	$—	$25,290	$168,465

Company’s net investment in unconsolidated joint ventures	$13,035	$—	$11,337	$24,372

Statements of Operations:

	Year Ended December 31, 2005
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Total revenue	$18,592	$745	$—	$19,337
Operating expense	5,859	201	32	6,092

	12,733	544	(32)	13,245

Interest	4,569	634	—	5,203
Depreciation and amortization	4,933	386	—	5,319
Other (income)/expense	184	33	(3,066)	(2,849)
(Gain)/loss on sale	(7,555)	—	—	(7,555)

Net income (loss)	$10,602	$(509)	$3,034	$13,127

Company’s equity in earnings (loss) of unconsolidated joint ventures	$2,650	$(110)	$—	$2,540

	Year Ended December 31, 2004
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Total revenue	$18,746	$—	$—	$18,746
Operating expense	6,736	—	—	6,736

	12,010	—	—	12,010

Interest	4,426	—	—	4,426
Depreciation and amortization	10,683	—	—	10,683

Net loss	$(3,099)	$—	$—	$(3,099)

Company’s equity in loss of unconsolidated joint ventures	$(775)	$—	$—	$(775)

	Year Ended December 31, 2003
	Liberty Venture	Kings Hill
	Venture I, LLC	Unit Trust	Other	Total
Total revenue	$19,400	$—	$—	$19,400
Operating expense	6,276	—	—	6,276

	13,124	—	—	13,124

Interest	3,870	—	—	3,870
Depreciation and amortization	4,401	—	—	4,401

Net income	$4,853	$—	$—	$4,853

Company’s equity in earnings of unconsolidated joint ventures	$1,744	$—	$—	$1,744

5. RELATED PARTY TRANSACTIONS
During the year ended December 31, 2003, the Company exercised its option to purchase Rouse Kent Limited (“RKL”) for nominal consideration. As a result of the purchase, the Company’s assets and liabilities increased by approximately $60 million. The operations of RKL are included in the consolidated financial statements beginning July 1, 2003. The transaction was accounted for under the purchase method of accounting.
RKL owned six buildings which contain 210,000 square feet of leaseable space and has planning permission for the development of additional commercial space. These six buildings together with other buildings which the Company owned in the United Kingdom, were sold in December 2005 to the Kings Hill Unit Trust joint venture. (See Investments in Unconsolidated Joint Ventures above.) RKL is party to a contract with the County of Kent which contract entitled RKL to participate in proceeds realized from the sale of residential land parcels to homebuilders.
Pursuant to agreements, the Company provided management services with respect to RKL for the six months ended June 30, 2003 for $300,000. In addition, the Company paid a fee to RKL for management services which it provided for the Company’s properties owned in the United Kingdom. For the six months ended June 30, 2003 the fees for these services were $223,000. The Company recognized interest income on notes receivable from RKL of $1.9 million for the six months ended June 30, 2003.
6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2005, 2004 and 2003, were 6.6%, 6.7% and 6.9%, respectively. Interest costs during the years ended December 31, 2005, 2004 and 2003 in the amount of $17.7 million, $13.2 million and $10.9 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2005, 2004 and 2003, was $148.8 million, $130.4 million and $132.5 million, respectively.
During the year ended December 31, 2005, the Company issued $300 million 5.125% senior unsecured notes due March 2, 2015. The Company used the proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
During the year ended December 31, 2004, the Company issued $200 million of 5.65% senior unsecured notes due August 15, 2014. The proceeds from this issuance were used to repay $100 million of 7.1% senior unsecured notes which matured on August 15, 2004, pay down outstanding borrowings under the Company’s unsecured credit facility, acquire properties and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2005 the Company was in compliance with all financial covenants.

Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2006 to 2016 are collateralized by and in some instances cross-collateralized by properties with a net book value of $406.1 million.
The interest rates on $1,978.5 million of mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. Interest rates on $15.2 million of mortgage loans float with the base rate of the respective lending bank or LIBOR. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.
Credit Facility
During the fourth quarter of 2005, the Company obtained a new, four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) replacing a $450 million unsecured revolving credit facility due January 16, 2006. Based on the Company’s present ratings, borrowings under the credit facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $255.5 million of borrowings outstanding as of December 31, 2005 was 4.39%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB from Moody’s, S&P and Fitch, respectively. The credit facility has an accordion feature for an additional $200 million. There is also a 15 basis point facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one year period. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
The scheduled principal amortization and maturities of the Company’s mortgage loans, $600 million Credit Facility and the unsecured notes outstanding and the related weighted average interest rates are as follows (in thousands, except percentages):

	Mortgages					Weighted
						Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2006	$9,323	$40,895	$100,000	$—	$150,218	7.1%
2007	8,748	1,553	100,000	—	110,301	7.2%
2008	8,053	45,259	—	—	53,312	6.6%
2009	5,652	46,148	270,000	—	321,800	7.8%
2010	4,827	4,738	200,000	255,450	465,015	6.4%
2011	4,101	10,730	250,000	—	264,831	7.3%
2012	3,219	32,910	235,000	—	271,129	6.5%
2013	2,691	—	—	—	2,691	6.0%
2014	2,857	—	200,000	—	202,857	5.7%
2015	3,033	—	300,000	—	303,033	5.1%
2016 & thereafter	3,991	—	100,000	—	103,991	7.4%

	$56,495	$182,233	$1,755,000	$255,450	$2,249,178	6.6%

7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$448,098
2007	400,091
2008	343,492
2009	271,306
2010	211,230
Thereafter	593,904

TOTAL	$2,268,121

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified the consolidated operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. OWNERS’ EQUITY
Common Units
General and Limited partners’ equity – common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. No common units were issued in connection with acquisitions in 2005 or 2004. During 2003, 33,682 common units were issued in connection with an acquisition. The common limited partnership interests outstanding as of December 31, 2005 have the same economic characteristics as common shares. The interests in the Limited Partnership (3,517,837 units) share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust.
Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date
of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust
6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust
6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust
6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust
Effective August 31, 2004, the rate on $95 million Series B preferred units was reduced from 9.25% to 7.45%.
During the year ended December 31, 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units.

The Company paid the following Preferred Unit distributions for the year ended December 31:

	2005	2004	2003
Distributions (in millions)	$12.1	$11.8	$12.4
Distribution per unit:
Series B	$1.86	$2.16	$2.31
Series C	$1.05	$2.28	$2.28
Series D	$3.81	$3.81	$3.81
Series E	$1.90	—	—
Series F	$1.61	—	—
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $2.5 million.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2005 and 2004 follows. Certain 2005 and 2004 amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
Operating revenue	$171,888	$169,552	$174,026	$165,264	$160,863	$157,168	$155,729	$154,567

Income from continuing operations	112,342	38,097	41,693	42,887	42,428	39,921	40,952	40,348

Discontinued operations	2,649	19,209	7,837	7,245	8,149	4,205	1,118	3,121

Income available to common unitholders	111,589	53,953	46,866	47,456	47,901	41,166	38,966	40,365

Income per common unit — basic	$1.22	$0.59	$0.51	$0.53	$0.54	$0.47	$0.44	$0.46

Income per common unit — diluted	$1.20	$0.58	$0.51	$0.52	$0.53	$0.46	$0.44	$0.45

11. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis, as such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee/Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
United Kingdom	County of Kent
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
FOR THE YEAR ENDED DECEMBER 31, 2005

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$194,710	$38,774	$89,155	$119,723	$120,892	$97,145	$20,331	$680,730
Rental property expenses and real estate taxes	56,908	13,864	23,155	44,676	37,460	31,959	3,681	211,703

Property level operating income	$137,802	$24,910	$66,000	$75,047	$83,432	$65,186	$16,650	469,027

Interest and other income								8,622
Interest expense								(129,617)
General and administrative								(38,138)
Depreciation and amortization								(146,526)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								163,368
Gain on property dispositions								84,295
Income taxes								(14,827)
Minority interest								(357)
Equity in earnings of unconsolidated joint ventures								2,540
Discontinued operations								36,940
Preferred unit distributions								(12,095)

Income available to common unitholders								$259,864

FOR THE YEAR ENDED DECEMBER 31, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$184,704	$33,643	$75,427	$113,347	$114,307	$87,165	$19,734	$628,327
Rental property expenses and real estate taxes	53,335	11,616	20,497	42,113	32,699	27,386	3,168	190,814

Property level operating income	$131,369	$22,027	$54,930	$71,234	$81,608	$59,779	$16,566	437,513

Interest and other income								7,290
Interest expense								(116,630)
General and administrative								(33,759)
Depreciation and amortization								(129,298)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures								165,116
Gain on property dispositions								496
Income taxes								(1,820)
Minority interest								632
Equity in loss of unconsolidated joint ventures								(775)
Discontinued operations								16,593
Preferred unit distributions								(11,844)

Income available to common unitholders								$168,398

FOR THE YEAR ENDED DECEMBER 31, 2003

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$183,110	$32,725	$67,902	$112,355	$103,105	$82,312	$12,377	$593,886
Rental property expenses and real estate taxes	51,950	10,878	17,295	40,616	28,648	24,602	2,250	176,239

Property level operating income	$131,160	$21,847	$50,607	$71,739	$74,457	$57,710	$10,127	417,647

Interest and other income								8,285
Interest expense								(117,754)
General and administrative								(28,316)
Depreciation and amortization								(116,557)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								163,305
Loss on property dispositions								447
Income taxes								(2,326)
Minority interest								(673)
Equity in earnings of unconsolidated joint ventures								1,744
Discontinued operations								21,173
Preferred share distributions								(12,416)

Income available to common unitholders								$171,254

Product Type Information

	Real Estate Related Revenues
	Year Ended December 31,
	2005	2004	2003
Industrial	$285,894	$262,529	$246,247
Office	394,836	365,798	347,639

Total operating revenue	$680,730	$628,327	$593,886

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2005	$1,020,714	$193,784	$566,194	$800,611	$828,809	$659,775	$169,304	$4,239,191
Additions	44,071	15,191	84,698	115,619	115,341	37,796	10,832	423,548
Dispositions	(4,587)	(21,953)	(5,987)	(26,842)	(30,415)	(42,214)	(170,298)	(302,296)

December 31, 2005	$1,060,198	$187,022	$644,905	$889,388	$913,735	$655,357	$9,838	4,360,443

Accumulated depreciation								(748,818)
Development in progress								324,924
Land held for development								158,653
Assets held for sale, net								12,654
Other assets								389,673

Total assets at December 31, 2005								$4,497,529

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2004	$1,014,562	$164,224	$446,738	$778,036	$739,202	$608,089	$159,067	$3,909,918
Additions	29,824	31,082	119,456	35,484	89,607	55,667	10,237	371,357
Dispositions	(23,672)	(1,522)	—	(12,909)	—	(3,981)	—	(42,084)

December 31, 2004	$1,020,714	$193,784	$566,194	$800,611	$828,809	$659,775	$169,304	4,239,191

Accumulated depreciation								(692,649)
Development in progress								81,099
Land held for development								171,122
Assets held for sale, net								12,799
Other assets								351,265

Total assets at December 31, 2004								$4,162,827

12. SFAS NO. 144 “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, net income and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the accompanying consolidated statements of operations as discontinued operations. The proceeds from dispositions of Operating Properties were $200.9 million and $51.1 million for the years ended December 31, 2005 and 2004, respectively.
The held for sale properties consist of four properties totaling 132,000 square feet in the Company’s Mid-Atlantic segment. The properties held for sale as of December 31, 2005 were sold in January 2006.
Below is a summary of the results of operations of the properties disposed of and held for sale through the respective disposition dates (in thousands):

	December 31,
	2005	2004	2003
Revenues	$12,352	$26,513	$28,888
Operating expenses	(3,822)	(6,439)	(6,549)
Interest expense	(5,811)	(7,867)	(6,579)
Depreciation and amortization	(3,694)	(7,217)	(6,545)

Income before property dispositions	$(975)	$4,990	$9,215

Sales of Properties in Operation where the Company has continuing involvement, land and development properties are reflected as a component of income from continuing operations.
Interest expense is allocated to discontinued operations as permitted under EITF 87-24, “Allocation of Interest to Discontinued Operations,” and have included such interest expense in computing net income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2005 and 2004, the Company recognized impairment losses of $5.3 million and $1.4 million, respectively. The 2005 impairment loss of $5.3 million was related to a portfolio of operating properties equaling 615,000 square feet in the Midwest – other segment. The 2004 impairment loss of $1.4 million was on a parcel of land in the Midwest – other segment. Asset impairments are included in the caption gain loss on property dispositions as a component of income from continuing operations. The Company determined this impairment through a comparison of the aggregate future undiscounted cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2005.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized				Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—		$5,813,324	$18,874,059	$84	$5,813,080	$18,874,387	$24,687,467	$—	2005	40 yrs.
2196 Avenue C	Allentown, PA	—		101,159	—	1,347,970	107,307	1,341,822	1,449,129	704,986	1980	40 yrs.
2202 Hanger Place	Allentown, PA		*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	785,363	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—		717,488	5,022,413	1,872,180	726,651	6,885,429	7,612,080	2,223,838	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA		*	1,187,776	—	6,049,516	1,197,447	6,039,845	7,237,293	1,605,166	1996	40 yrs.
400 Nestle Way	Allentown, PA	24,080,572		8,065,500	—	26,870,897	8,184,096	26,752,301	34,936,397	6,429,317	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—		2,670,849	13,307,408	1,097,573	2,670,673	14,405,156	17,075,829	3,351,205	1988	40 yrs.
700 Nestle Way	Allentown, PA	—		3,473,120	—	18,085,441	4,174,970	17,383,591	21,558,561	3,503,834	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—		269,614	844,069	131,443	269,614	975,512	1,245,126	202,120	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—		462,964	1,449,009	315,821	463,123	1,764,671	2,227,794	442,488	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—		489,749	1,658,091	304,294	489,749	1,962,385	2,452,134	407,004	1998	40 yrs.
794 Roble Road	Allentown, PA	—		1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	1,564,453	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA		*	1,127,805	3,309,132	348,419	1,127,805	3,657,551	4,785,355	722,630	1993	40 yrs.
7132 Daniels Drive	Allentown, PA	—		1,623,326	3,464,626	4,070,191	1,695,610	7,462,532	9,158,142	1,375,466	1988	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—		4,019,258	—	9,440,262	3,645,117	9,814,403	13,459,520	1,782,189	1999	40 yrs.
705 Boulder Drive	Allentown, PA	—		4,484,096	—	14,852,439	4,486,836	14,849,699	19,336,535	2,012,358	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—		4,308,646	—	13,280,682	4,308,646	13,280,682	17,589,328	2,219,533	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—		2,564,167	—	8,703,838	2,571,466	8,696,539	11,268,005	1,114,060	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—		1,025,667	—	5,214,510	1,035,854	5,204,323	6,240,177	480,968	2002	40 yrs.
650 Boulder Drive	Allentown, PA	—		5,208,248	—	19,527,776	5,242,478	19,493,547	24,736,024	1,597,932	2002	40 yrs.
650 Boulder Drive Expansion	Allentown, PA	—		2,861,715	—	9,015,365	4,719,311	7,157,769	11,877,080	223,811	2001	40 yrs.
7165 Ambassador Drive	Allentown, PA	—		792,999	—	4,533,868	804,848	4,522,019	5,326,867	442,696	2002	40 yrs.
835 W Hamilton Street	Allentown, PA	—		—	—	59,269,393	1,233,597	58,035,796	59,269,393	4,284,836	2004	40 yrs.
200 Boulder Drive	Allentown, PA	—		4,722,683	18,922,645	178,925	4,722,683	19,101,570	23,824,253	593,798	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—		2,600,622	12,099,145	130,329	2,600,622	12,229,474	14,830,096	381,617	2004	40 yrs.
6560 Stonegate Drive	Allentown, PA		*	458,281	—	2,411,971	458,945	2,411,307	2,870,252	992,783	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	942,053		540,795	—	3,233,886	541,459	3,233,222	3,774,681	1,242,135	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—		707,203	—	2,801,290	707,867	2,800,625	3,508,493	1,216,709	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	1,158,301		360,027	—	3,458,418	560,691	3,257,754	3,818,445	1,297,997	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—		531,268	—	4,905,648	532,047	4,904,869	5,436,916	2,171,204	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA		*	388,328	—	3,284,907	389,081	3,284,155	3,673,235	1,326,388	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	1,458,938		422,042	—	3,893,307	422,730	3,892,620	4,315,349	1,687,429	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—		143,500	—	2,462,419	144,248	2,461,672	2,605,919	1,083,837	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—		138,816	—	1,667,008	139,480	1,666,344	1,805,824	837,998	1985	40 yrs.
764 Roble Road	Allentown, PA	—		141,069	—	864,405	141,746	863,728	1,005,474	415,161	1985	40 yrs.
3174 Airport Road	Allentown, PA	—		98,986	—	1,155,913	98,986	1,155,913	1,254,899	689,117	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—		128,454	—	1,869,709	129,142	1,869,021	1,998,163	984,040	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—		103,665	—	1,110,937	104,453	1,110,149	1,214,602	551,293	1981	40 yrs.
754 Roble Road	Allentown, PA	—		162,115	1,731,885	186,641	163,735	1,916,906	2,080,641	608,794	1986	40 yrs.
894 Marcon Boulevard	Allentown, PA	—		117,134	1,048,866	321,307	118,304	1,369,003	1,487,307	340,905	1986	40 yrs.
744 Roble Road	Allentown, PA	—		159,771	1,734,229	270,068	161,371	2,002,697	2,164,068	612,315	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—		118,521	1,435,479	433,413	119,711	1,867,702	1,987,413	566,716	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—		453,315	—	1,795,242	484,361	1,764,196	2,248,557	511,996	1996	40 yrs.
2041 Avenue C	Allentown, PA		*	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	324,353	1990	40 yrs.
7144 Daniels Drive	Allentown, PA	—		2,390,217	2,342,761	3,721,684	1,579,169	6,875,493	8,454,662	1,678,004	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	—		1,091,806	3,851,456	353,007	1,093,724	4,202,545	5,296,269	1,258,767	1990	40 yrs.
939 Marcon Boulevard	Allentown, PA		*	2,220,414	4,524,393	858,451	2,220,548	5,382,710	7,603,257	1,434,359	1980	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—		3,670,256	—	20,870,918	3,752,293	20,788,881	24,541,174	7,864,852	1988	40 yrs.
10430 Lakeridge Parkway	Ashland, VA	—		421,267	3,770,870	282,587	421,267	4,053,457	4,474,724	824,454	1989	40 yrs.
10456 Lakeridge Parkway	Ashland, VA	—		409,261	3,663,754	418,398	409,261	4,082,152	4,491,413	857,776	1991	40 yrs.
2453 Prospect Street	Aurora, IL	—		1,780,395	6,608,091	435,893	1,563,076	7,261,304	8,824,379	1,484	2004	40 yrs.
1000 Bilter Road	Aurora, IL	—		5,136,177	22,491,870	1,902,155	5,120,004	24,410,199	29,530,202	590,155	2005	40 yrs.
101-121 N Raddant Road	Batavia, IL	6,130,347		986,912	9,984,405	46,363	986,912	10,030,769	11,017,681	585,008	2003	40 yrs.
1070 Swanson + 506-530 Kingsland	Batavia, IL	7,884,881		1,100,812	11,135,499	36,314	1,100,812	11,171,813	12,272,625	651,403	2003	40 yrs.
900 Douglas Road	Batavia, IL	—		308,586	3,116,469	9,635	308,586	3,126,104	3,434,690	182,278	2003	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—		299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	404,490	1985	40 yrs.
41199 Van Born Road	Bellville, MI	—		1,829,396	6,765,015	8,133	1,829,396	6,773,148	8,602,543	—	2005	40 yrs.
41133 Van Born Road	Bellville, MI	—		1,829,560	6,454,755	94,444	1,829,560	6,549,199	8,378,759	—	2005	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—		214,431	—	1,994,597	215,095	1,993,932	2,209,028	866,099	1993	40 yrs.
100 Brodhead Road	Bethlehem, PA		*	429,416	2,919,588	725,250	429,456	3,644,798	4,074,254	906,161	1990	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—		670,290	—	3,732,375	545,172	3,857,492	4,402,665	1,611,685	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—		359,000	—	2,412,280	190,728	2,580,553	2,771,280	1,044,485	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—		359,000	—	2,212,500	188,896	2,382,604	2,571,500	872,451	1997	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,257,716	188,721	2,427,995	2,616,716	672,667	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	513,515	212,744	1,332,560	1,545,304	440,910	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	157,065	237,078	1,144,644	1,381,722	281,971	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	217,298	253,886	1,280,179	1,534,065	336,003	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,003,316	367,706	1,955,611	2,323,316	620,848	1998	40 yrs.
95 Highland Avenue	Bethlehem, PA	—	430,593	3,182,080	1,387,950	430,593	4,570,029	5,000,623	1,067,777	1985	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,753,820	804,104	7,425,402	8,229,506	1,670,311	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127	—	13,350,023	1,099,079	13,347,071	14,446,150	1,877,308	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	10,808,550	1,766,196	9,772,105	11,538,301	1,104,687	2000	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,047,434	662,809	2,682,852	3,345,661	284,945	2002	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	3,803,574	435,303	3,802,911	4,238,214	1,391,226	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,437,457	197,700	3,436,711	3,634,411	1,328,963	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,413,646	240,732	4,412,983	4,653,715	1,872,674	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,753,072	312,873	3,752,408	4,065,281	1,566,332	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	2,987,198	212,492	2,986,453	3,198,945	1,135,268	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	662,728	395,459	3,359,269	3,754,728	1,000,978	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,280,697	198,482	2,326,244	2,524,726	739,638	1996	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,629,236	2,310,246	38,582,050	40,892,296	6,929,276	1998	40 yrs.
4801 West 81st Street	Bloomington, MN	—	1,624,701	2,494,368	648,314	1,624,701	3,142,681	4,767,383	724,405	1984	40 yrs.
8100 Cedar Avenue	Bloomington, MN	—	501,313	3,675,416	971,824	501,313	4,647,240	5,148,553	1,001,604	1983	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	732,919	741,194	4,043,704	4,784,898	642,225	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577	—	4,105,182	786,382	4,103,377	4,889,759	797,154	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,288,993	2,060,644	7,130,015	9,190,660	2,054,843	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,953,949	1,264,758	4,313,199	5,577,958	592,805	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,089,483	1,264,758	3,448,732	4,713,491	338,168	2002	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	643,990	1,430,937	3,687,490	5,118,427	721,615	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	845,468	1,426,251	6,944,420	8,370,670	1,775,105	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	4,729,322	4,501,247	20,406,669	24,907,916	4,270,586	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	462,220	1,065,068	4,943,864	6,008,933	1,060,278	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	—	—	—	13,252,051	2,865,575	10,386,476	13,252,051	368,063	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	1,390,794	8,118,881	20,276,280	28,395,161	167,113	2004	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	435,284	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	2,517,341	577,067	7,715,244	8,292,311	1,171,101	1984	40 yrs.
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	641,920	586,665	4,931,828	5,518,492	790,717	1999	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,263,239	1,306,811	9,373,667	10,680,478	1,030,788	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	—	830,008	12,276,445	209,223	830,008	12,485,668	13,315,676	44,449	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	—	1,023,466	10,729,219	345,767	1,023,466	11,074,986	12,098,451	38,883	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	—	571,389	10,238,547	174,635	571,389	10,413,181	10,984,570	37,151	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	—	675,422	8,910,651	412,619	677,372	9,321,320	9,998,692	32,226	2005	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	49,205	4,253,027	13,932,086	18,185,112	348,233	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108	—	7,597,697	794,874	7,540,931	8,335,805	1,462,903	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125	—	5,086,632	955,374	5,057,383	6,012,757	690,591	2001	40 yrs.
1960 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,557	542,915	321,699	1,834,473	2,156,172	456,176	1985	40 yrs.
1970 Cuthbert Boulevard	Cherry Hill, NJ	—	321,699	1,291,558	233,697	321,699	1,525,255	1,846,954	283,559	1985	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	—	2,000,000	3,493,983	3,217,287	2,005,475	6,705,794	8,711,270	208,263	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,874,601	1,129,850	4,605,771	5,735,621	527,850	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	4,629,615	1,708,050	4,101,602	5,809,652	443,799	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,890,463	864,150	4,427,285	66,501	866,609	4,491,328	5,357,937	228,169	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	7,204,561	1,950,375	8,273,910	(906,932)	1,951,135	7,366,217	9,317,352	402,649	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	—	1,202,556	5,975,538	1,024,000	1,292,273	6,909,821	8,202,094	149,113	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	—	1,292,062	6,456,515	1,122,658	1,292,254	7,578,979	8,871,234	166,862	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	299,240	2,014,689	7,843,582	9,858,271	192,555	2005	40 yrs.
600 H P Way	Chester, VA	—	146,126	—	5,317,497	501,752	4,961,871	5,463,623	1,058,137	1997	40 yrs.
500 H P Way	Chester, VA	—	142,692	—	5,070,943	491,919	4,721,717	5,213,635	874,593	1997	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	3,508,048	765,952	3,501,047	4,266,999	1,831,843	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,689,577	920,439	5,669,293	6,589,731	3,246,973	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	1,607,974	1,571,105	6,392,992	7,964,098	1,953,105	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	142,055	341,663	3,175,364	3,517,027	677,183	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	125,207	218,542	2,065,843	2,284,384	435,146	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	183,044	243,791	2,347,138	2,590,929	599,732	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	536,740	266,684	2,903,641	3,170,325	650,361	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	474,398	299,099	3,128,467	3,427,567	716,219	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	50,193	237,779	2,161,028	2,398,807	478,162	1988	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	143,928	296,262	2,772,861	3,069,124	636,470	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	718,572	290,950	3,295,725	3,586,675	616,194	1972	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	822,282	2,427,065	8,317,752	10,744,817	1,636,438	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,529,318	1,295,000	3,192,423	4,487,423	485,845	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,726,880	1,295,000	3,389,986	4,684,986	414,939	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,722,092	1,307,300	3,372,898	4,680,198	483,713	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,780,749	1,599,259	3,139,595	4,738,854	211,557	2000	40 yrs.
5950 Symphony Woods Road	Columbia, MD	—	1,462,762	11,310,187	980,190	1,467,623	12,285,517	13,753,140	1,418,071	1986	40 yrs.
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	252,995	2003	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,393,423	1,131,017	3,393,423	4,524,441	591,576	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	301,563	462,876	4,453,353	4,916,229	1,050,521	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,627,196	1,289,215	7,021,864	8,311,079	2,173,542	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	136,431	195,982	1,898,459	2,094,440	394,855	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	109,698	118,300	1,197,246	1,315,546	267,707	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	355,229	142,399	1,663,728	1,806,127	400,559	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	32,756	108,610	1,030,760	1,139,370	225,138	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	584,392	270,584	3,071,377	3,341,961	619,935	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	506,997	285,464	3,130,804	3,416,267	639,068	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	775,855	264,419	3,204,372	3,468,791	640,365	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	150,672	336,481	3,243,079	3,579,560	692,034	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,662,863	2,938,372	22,636,882	25,575,254	4,954,367	1999	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	605,146	760,525	3,859,903	4,620,429	675,192	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	95,205	2,188,525	3,883,967	6,072,492	721,965	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	25,345	1,230,965	4,099,409	5,330,374	730,033	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	899,524	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	616,893	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	903,324	993,101	3,040,185	4,033,286	425,146	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829	—	4,287,274	1,739,966	3,873,137	5,613,103	578,525	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517	—	8,665,025	3,000,555	6,675,988	9,676,542	1,146,158	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594	—	3,664,053	2,055,296	2,696,352	4,751,648	344,658	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687	—	3,608,469	1,718,407	2,806,748	4,525,156	213,862	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925	—	5,226,016	1,599,757	5,027,185	6,626,941	197,523	2000	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	—	456,877	4,091,196	633,559	456,877	4,724,755	5,181,633	1,090,466	1983	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	—	382,754	3,425,227	454,131	382,754	3,879,358	4,262,112	959,305	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	—	452,860	4,055,512	421,431	452,860	4,476,943	4,929,802	1,018,962	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	—	203,064	1,802,592	174,383	203,064	1,976,975	2,180,039	482,880	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	—	171,518	1,518,192	209,332	171,518	1,727,524	1,899,041	389,624	1985	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	—	370,378	3,311,366	663,297	370,378	3,974,663	4,345,042	795,677	1985	40 yrs.
26442-26450 Haggerty Road	Farmington Hills, MI	—	237,687	2,143,478	151,776	237,691	2,295,251	2,532,941	468,876	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	—	311,093	2,791,804	433,197	311,097	3,224,997	3,536,094	636,041	1986	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	—	173,166	1,562,704	142,562	173,170	1,705,262	1,878,432	334,224	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	—	253,338	2,290,696	103,104	253,341	2,393,797	2,647,138	479,514	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	—	292,717	2,638,688	249,370	292,720	2,888,055	3,180,775	678,657	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	—	175,489	1,583,362	243,144	175,492	1,826,503	2,001,995	435,691	1986	40 yrs.
26842-26850 Haggerty Road	Farmington Hills, MI	—	239,606	2,160,470	347,508	239,609	2,507,974	2,747,584	631,875	1988	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	—	455,846	—	2,910,598	537,693	2,828,750	3,366,444	682,893	1999	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	—	368,083	—	2,646,871	535,179	2,479,775	3,014,954	600,743	2000	40 yrs.
32991 Hamilton Court	Farmington Hills, MI	—	1,065,392	3,627,675	1,151,817	1,065,392	4,779,492	5,844,884	535,720	1989	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	260,567	524,390	1,215,930	1,740,319	212,044	1982	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	151,499	1,267,937	2,368,216	3,636,153	—	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	121,017	1,789,023	2,268,742	4,057,766	—	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	92,973	1,650,456	2,010,257	3,660,713	—	2005	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,124,478	703,280	4,623,142	5,326,422	9,821	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,071,091	1995	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,027,286	625,111	5,182,189	5,807,300	1,113,938	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	243,266	—	3,296,674	3,296,674	767,686	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	458,816	—	3,513,380	3,513,380	793,835	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	*	743,898	4,499,807	1,168,482	743,898	5,668,289	6,412,187	1,040,769	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	334,094	771,029	4,018,528	4,789,556	974,447	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	2,743,086	483,263	2,703,308	3,186,571	662,748	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,165,699	1,075,620	10,162,975	11,238,595	1,941,101	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	939,693	670,292	4,778,938	5,449,229	1,120,326	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,663,136	1,010,044	8,814,845	9,824,889	2,112,992	1990	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
4121 Cox Road	Glen Allen, VA	—		1,083,006	6,035,653	422,899	1,083,006	6,458,552	7,541,558	222,712	2004	40 yrs.
200 Centreport Drive	Greensboro, NC		*	331,400	3,768,600	617,010	332,017	4,384,994	4,717,010	1,338,420	1986	40 yrs.
101 Centreport Drive	Greensboro, NC	—		826,237	—	7,973,119	826,237	7,973,119	8,799,355	1,690,873	1998	40 yrs.
7736 McCloud Road	Greensboro, NC	—		591,795	5,895,312	619,040	591,795	6,514,352	7,106,147	1,315,174	1986	40 yrs.
4300 Federal Drive Expansion	Greensboro, NC	—		—	—	463,523	—	463,523	463,523	20,770	2003	40 yrs.
202 Centreport Drive	Greensboro, NC		*	549,948	5,360,462	700,556	549,679	6,061,286	6,610,965	1,793,553	1990	40 yrs.
420 Park Avenue	Greenville, SC		*	522,548	2,730,261	960,232	522,548	3,690,493	4,213,041	993,177	1986	40 yrs.
One Independence Pointe	Greenville, SC	—		780,881	6,199,230	6,280,623	784,617	12,476,117	13,260,734	1,818,151	1982	40 yrs.
55 Beattie Place	Greenville, SC	—		2,643,105	23,439,801	9,599,090	2,645,238	33,036,758	35,681,996	5,890,713	1986	40 yrs.
75 Beattie Place	Greenville, SC		*	2,406,646	17,400,939	1,622,607	2,408,577	19,021,615	21,430,192	4,083,670	1987	40 yrs.
15 Brendan Way	Greenville, SC	—		614,192	3,012,019	1,265,102	614,192	4,277,121	4,891,313	1,284,775	1988	40 yrs.
4 Independence Pointe	Greenville, SC	—		—	—	3,509,503	467,438	3,042,065	3,509,503	463,107	2002	40 yrs.
5 Independence Pointe	Greenville, SC	—		—	—	3,286,404	467,438	2,818,966	3,286,404	507,478	2002	40 yrs.
200 Southchase Boulevard	Greenville, SC	—		512,911	—	6,273,615	515,542	6,270,984	6,786,525	322,423	2003	40 yrs.
6 Independence Pointe	Greenville, SC	—		—	—	3,061,966	545,698	2,516,268	3,061,966	115,829	2003	40 yrs.
1 Enterprise Parkway	Hampton, VA	—		974,675	5,579,869	799,060	974,675	6,378,929	7,353,604	1,521,211	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—		1,097,368	6,760,778	830,894	1,097,368	7,591,672	8,689,040	1,820,507	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—		207,368	—	1,663,695	212,694	1,658,368	1,871,063	374,309	1999	40 yrs.
21 Enterprise Parkway	Hampton, VA	454,608		263,668	8,167,118	464,956	265,719	8,630,024	8,895,743	1,095,055	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—		750,769	2,911,149	160,297	710,486	3,111,728	3,822,215	175,244	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—		1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	372,288	1983	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—		5,194,872	19,991,436	4,099,799	5,687,013	23,599,094	29,286,107	320,900	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—		143,699	—	2,205,698	373,502	1,975,894	2,349,397	487,978	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—		121,329	—	1,834,221	315,614	1,639,936	1,955,550	422,342	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—		801,902	—	19,441,413	2,042,159	18,201,156	20,243,315	3,264,385	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—		234,564	—	2,403,961	235,698	2,402,827	2,638,525	977,437	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—		319,289	—	2,553,785	320,450	2,552,624	2,873,074	1,052,143	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—		230,622	—	2,328,582	231,692	2,327,513	2,559,204	1,007,744	1989	40 yrs.
2427 Penny Road	High Point, NC	—		1,165,664	—	3,467,001	655,240	3,977,424	4,632,665	1,488,176	1990	40 yrs.
4524 Green Point Drive	High Point, NC		*	182,810	—	2,344,143	183,888	2,343,064	2,526,953	952,091	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	5,014,776		521,122	—	7,237,290	825,092	6,933,319	7,758,412	3,022,263	1995	40 yrs.
4344 Federal Drive	High Point, NC		*	484,001	—	2,728,066	173,623	3,038,445	3,212,068	883,683	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC		*	592,885	4,825,615	726,684	597,368	5,547,816	6,145,185	1,548,882	1989	40 yrs.
4380 Federal Drive	High Point, NC	—		282,996	—	2,210,549	283,368	2,210,177	2,493,545	659,365	1997	40 yrs.
4388 Federal Drive	High Point, NC	—		143,661	—	1,225,791	132,655	1,236,797	1,369,452	395,409	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—		285,882	—	3,351,143	545,627	3,091,398	3,637,025	587,826	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—		102,372	—	2,580,368	265,991	2,416,749	2,682,740	556,232	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—		66,731	—	2,241,658	173,889	2,134,500	2,308,389	637,482	1999	40 yrs.
4300 Federal Drive	High Point, NC	—		264,038	—	1,626,937	276,038	1,614,937	1,890,975	294,402	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—		499,500	—	2,811,431	500,980	2,809,951	3,310,931	474,890	2000	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—		122,203	—	3,748,139	526,266	3,344,076	3,870,342	914,771	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—		100,106	—	3,429,622	431,106	3,098,622	3,529,728	594,341	2001	40 yrs.
4020 Meeting Way	High Point, NC	—		94,232	—	1,682,549	378,101	1,398,680	1,776,781	278,138	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—		172,320	—	6,897,916	984,672	6,085,564	7,070,236	681,048	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—		217,943	—	3,119,682	611,166	2,726,459	3,337,625	400,445	2002	40 yrs.
4015 Meeting Way	High Point, NC	—		510,000	—	2,793,668	511,869	2,791,799	3,303,668	63,178	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—		107,586	—	3,348,110	505,700	2,949,996	3,455,696	29,740	2004	40 yrs.
100 Witmer Road	Horsham, PA	—		3,102,784	—	11,907,333	3,764,784	11,245,333	15,010,117	2,569,983	1996	40 yrs.
132 Welsh Road	Horsham, PA	—		1,333,642	—	4,219,965	1,408,041	4,145,566	5,553,607	1,142,261	1998	40 yrs.
111-195 Witmer Road	Horsham, PA	—		407,005	3,129,058	31,932	378,205	3,189,791	3,567,995	819,731	1987	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—		180,459	1,441,473	358,107	180,459	1,799,579	1,980,038	515,510	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—		282,493	2,256,508	1,226,326	282,493	3,482,833	3,765,327	995,706	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—		1,281,870	7,767,374	1,283,643	1,265,363	9,067,523	10,332,887	2,544,131	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—		1,065,951	—	9,757,586	1,939,712	8,883,825	10,823,537	1,564,095	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—		638,513	5,811,323	1,278,883	638,513	7,090,205	7,728,719	1,935,192	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—		629,944	5,733,228	1,090,771	629,944	6,823,999	7,453,943	1,877,615	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—		629,944	5,733,234	1,648,022	629,944	7,381,256	8,011,200	1,933,734	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—		1,058,901	5,343,606	1,042,557	1,058,901	6,386,163	7,445,064	1,916,794	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—		360,549	3,259,984	506,596	360,549	3,766,580	4,127,129	969,633	1982	40 yrs.
104 Rock Road	Horsham, PA	—		330,111	2,981,669	233,299	330,111	3,214,968	3,545,079	625,032	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—		292,360	2,411,677	871,675	393,019	3,182,693	3,575,712	899,589	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—		489,032	4,126,151	530,590	489,032	4,656,741	5,145,773	1,130,221	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—		294,673	2,663,722	764,367	294,673	3,428,089	3,722,762	738,619	1976	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
103-109 Gibraltar Road	Horsham, PA	—		270,906	2,448,500	798,112	270,906	3,246,611	3,517,517	930,047	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA		*	464,871	3,951,972	118,797	464,871	4,070,769	4,535,640	838,375	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—		270,282	2,441,276	1,667,822	270,282	4,109,098	4,379,380	832,920	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA		*	436,952	3,948,963	553,574	436,952	4,502,537	4,939,489	1,056,121	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—		38,729	349,811	9,589	38,729	359,400	398,129	72,416	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—		651,990	5,888,989	1,348,413	732,552	7,156,840	7,889,392	1,473,017	1977	40 yrs.
506 Prudential Road	Horsham, PA	—		208,140	895,470	652,633	208,140	1,548,102	1,756,243	316,801	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—		351,072	3,171,001	333,995	451,731	3,404,336	3,856,068	727,545	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—		350,561	3,166,389	260,902	452,251	3,325,602	3,777,852	759,807	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—		533,142	4,830,515	600,104	558,142	5,405,620	5,963,761	1,229,822	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—		673,041	5,776,369	2,105,987	673,041	7,882,356	8,555,397	1,645,034	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—		239,528	2,163,498	658,861	255,528	2,806,359	3,061,887	775,985	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—		502,705	4,540,597	1,108,942	502,705	5,649,539	6,152,244	1,484,453	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—		369,475	3,338,761	1,718,544	376,475	5,050,304	5,426,780	1,531,806	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—		543,628	4,910,226	2,761,305	583,628	7,631,532	8,215,159	1,845,758	1981	40 yrs.
104 Witmer Road	Horsham, PA		*	1,248,148	—	1,133,690	189,793	2,192,045	2,381,838	637,974	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—		380,127	3,433,433	1,925,225	380,802	5,357,983	5,738,785	1,027,400	1983	40 yrs.
719 Dresher Road	Horsham, PA		*	493,426	2,812,067	205,125	495,112	3,015,506	3,510,618	598,685	1987	40 yrs.
4 Walnut Grove	Horsham, PA		*	2,515,115	—	7,329,299	2,515,115	7,329,299	9,844,415	1,221,857	1999	40 yrs.
300 Welsh Road	Horsham, PA	—		696,061	3,339,991	522,138	696,061	3,862,128	4,558,189	744,409	1985	40 yrs.
700 Dresher Road	Horsham, PA	—		2,551,777	3,020,638	4,433,228	2,565,140	7,440,503	10,005,643	2,987,753	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—		3,527,151	—	12,048,609	4,138,577	11,437,183	15,575,760	2,327,967	2001	40 yrs.
102 Rock Road	Horsham, PA	—		1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	380,921	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—		—	—	8,367,455	182,335	8,185,120	8,367,455	159,143	2002	40 yrs.
507 Prudential Road Expansion	Horsham, PA	—		357,565	—	2,089,100	478,406	1,968,259	2,446,666	73,025	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—		1,086,356	2,007,214	416,718	1,078,769	2,431,519	3,510,287	119,701	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—		483,045	898,798	265,466	479,200	1,168,110	1,647,310	73,000	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—		1,351,011	2,503,449	907,019	1,343,370	3,418,109	4,761,479	95,825	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—		727,420	1,353,650	172,448	723,016	1,530,503	2,253,519	129,467	2003	40 yrs.
747 Dresher Road	Horsham, PA	—		1,607,238	—	4,886,080	1,607,977	4,885,340	6,493,318	1,939,962	1988	40 yrs.
507 Prudential Road	Horsham, PA		*	644,900	5,804,100	6,337,783	652,974	12,133,809	12,786,783	3,219,265	1988	40 yrs.
767 Electronic Drive	Horsham, PA		*	1,229,685	—	2,773,209	1,241,970	2,760,924	4,002,893	1,365,414	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	—		363,339	2,509,186	538,075	363,339	3,047,261	3,410,600	803,325	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	—		438,853	3,030,396	409,107	438,853	3,439,502	3,878,355	699,139	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	—		289,000	3,559,857	258,107	289,000	3,817,964	4,106,965	685,016	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	—		293,534	3,036,269	199,433	306,147	3,223,088	3,529,235	490,709	1999	40 yrs.
16605 Air Center Boulevard	Houston, TX	—		298,999	—	3,770,315	496,186	3,573,128	4,069,314	630,823	2002	40 yrs.
10739 West Little York Road	Houston, TX	—		797,931	5,950,894	390,237	799,560	6,339,502	7,139,062	589,823	1999	40 yrs.
10735 West Little York Road	Houston, TX	—		1,110,988	6,351,946	1,657,286	1,135,483	7,984,738	9,120,220	491,593	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—		2,290,001	15,297,141	1,524,283	2,290,002	16,821,423	19,111,425	1,135,046	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	—		—	—	2,935,268	414,691	2,520,577	2,935,268	106,656	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—		638,453	3,258,815	244,728	638,477	3,503,518	4,141,995	34,913	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—		504,317	2,878,351	1,038,044	504,341	3,916,371	4,420,712	51,930	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—		1,114,406	6,364,767	637,096	1,114,433	7,001,836	8,116,269	233,693	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	—		284,403	—	4,528,739	503,779	4,309,363	4,813,142	45,201	2005	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—		1,205,946	—	9,667,077	1,861,025	9,011,998	10,873,023	995,153	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—		3,269,948	13,551,370	820,361	3,269,948	14,371,731	17,641,679	824,227	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—		2,077,949	8,770,566	1,000,467	2,077,949	9,771,033	11,848,982	651,192	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—		2,211,969	7,816,042	50,967	2,211,969	7,867,009	10,078,978	426,459	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—		3,538,319	14,190,832	6,678,883	3,542,881	20,865,153	24,408,034	11,372	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—		613,667	2,458,204	566,706	615,096	3,023,480	3,638,577	32,100	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—		313,365	1,281,093	133,314	314,572	1,413,200	1,727,773	1,186	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—		906,804	—	3,352,440	913,013	3,346,231	4,259,244	1,400,466	1989	40 yrs.
6255 Lake Gray Boulevard	Jacksonville, FL	—		813,067	—	3,917,635	812,634	3,918,068	4,730,702	1,899,761	1987	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—		966,552	—	5,750,503	974,959	5,742,096	6,717,055	2,270,711	1987	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—		127,520	—	1,350,044	129,979	1,347,585	1,477,564	967,916	1978	40 yrs.
7898 Baymeadows Way	Jacksonville, FL	—		561,802	—	1,998,616	568,005	1,992,413	2,560,418	1,113,730	1978	40 yrs.
7910 & 7948 Baymeadows Way	Jacksonville, FL	—		210,299	—	2,666,923	211,449	2,665,773	2,877,222	1,481,846	1981	40 yrs.
7954 & 7960 Baymeadows Way	Jacksonville, FL	—		291,312	—	2,946,876	292,667	2,945,521	3,238,188	1,566,033	1982	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—		768,000	5,789,000	1,994,584	774,020	7,777,564	8,551,584	2,956,960	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—		821,000	5,866,000	3,499,284	827,420	9,358,864	10,186,284	3,484,746	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL		*	398,257	—	2,741,010	749,811	2,389,456	3,139,267	899,968	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL		*	706,934	—	3,593,671	853,981	3,446,624	4,300,605	1,221,731	1996	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
11777 Central Highway	Jacksonville, FL	—		92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	935,684	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—		—	—	8,798,125	418,093	8,380,032	8,798,125	2,120,675	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—		597,181	—	2,333,385	602,633	2,327,934	2,930,566	943,824	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—		840,996	—	4,507,239	846,461	4,501,774	5,348,235	1,685,975	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—		574,198	—	3,571,300	780,486	3,365,013	4,145,498	996,728	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—		614,602	4,267,477	765,593	614,602	5,033,069	5,647,672	1,386,974	1984	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—		330,726	1,338,101	32,776	330,726	1,370,877	1,701,603	294,337	1978	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—		998,432	4,055,727	829,894	1,002,704	4,881,349	5,884,053	1,283,949	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—		620,719	2,989,746	750,311	624,215	3,736,561	4,360,776	1,209,894	1987	40 yrs.
4801 Executive Park Court — 100	Jacksonville, FL		*	554,993	2,993,277	861,429	554,542	3,855,157	4,409,699	1,067,174	1990	40 yrs.
4801 Executive Park Court — 200	Jacksonville, FL		*	370,017	1,995,518	348,862	370,039	2,344,358	2,714,397	476,094	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL		*	369,694	3,045,639	806,820	370,039	3,852,113	4,222,153	720,862	1990	40 yrs.
6602 Executive Park Court — 100	Jacksonville, FL		*	388,519	2,095,293	145,006	388,541	2,240,277	2,628,818	561,730	1993	40 yrs.
6602 Executive Park Court — 200	Jacksonville, FL		*	296,014	1,596,347	407,277	296,032	2,003,606	2,299,638	444,228	1993	40 yrs.
6631 Executive Park Court — 100	Jacksonville, FL		*	251,613	1,356,849	485,462	251,627	1,842,297	2,093,924	498,377	1994	40 yrs.
6631 Executive Park Court — 200	Jacksonville, FL		*	406,561	2,195,070	223,189	407,043	2,417,777	2,824,820	585,761	1994	40 yrs.
4815 Executive Park Court — 100	Jacksonville, FL		*	366,317	1,975,393	299,174	366,339	2,274,545	2,640,884	646,432	1995	40 yrs.
4815 Executive Park Court — 200	Jacksonville, FL		*	462,522	2,494,397	438,798	462,549	2,933,168	3,395,717	738,437	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL		*	601,278	3,242,491	278,174	601,401	3,520,542	4,121,943	772,873	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL		*	555,173	2,693,130	765,939	555,213	3,459,030	4,014,242	809,113	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—		551,250	3,128,361	1,130	551,250	3,129,491	3,680,741	625,531	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—		877,964	2,360,742	1,926,500	877,964	4,287,242	5,165,206	1,504,672	1986	40 yrs.
4899 Belfort Road	Jacksonville, FL	—		1,299,201	—	7,870,616	1,207,751	7,962,066	9,169,817	1,533,178	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—		638,154	—	3,461,609	641,272	3,458,491	4,099,763	763,747	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—		—	—	3,567,820	662,559	2,905,261	3,567,820	603,510	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—		852,644	3,510,889	997,845	853,704	4,507,673	5,361,378	807,437	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—		1,299,202	—	7,876,809	1,665,915	7,510,096	9,176,011	1,165,848	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—		392,060	—	2,698,852	680,766	2,410,146	3,090,912	380,810	2002	40 yrs.
3200 Horizon Drive	King of Prussia, PA		*	928,637	—	7,094,141	1,210,137	6,812,640	8,022,777	2,213,089	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—		717,001	4,816,121	2,686,176	717,001	7,502,297	8,219,298	2,483,653	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—		705,317	4,737,487	1,560,144	705,317	6,297,632	7,002,948	1,696,501	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—		1,218,086	6,937,866	360,761	1,186,972	7,329,741	8,516,713	1,673,333	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—		397,178	—	1,628,512	350,874	1,674,816	2,025,690	653,537	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	1,413,163		789,409	—	1,940,816	815,855	1,914,370	2,730,225	689,224	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—		952,911	6,722,830	9,089,949	952,911	15,812,779	16,765,690	5,244,628	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—		952,361	6,722,830	8,350,943	952,361	15,073,774	16,026,134	5,262,278	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—		236,432	1,856,252	78,474	236,432	1,934,726	2,171,158	379,334	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—		217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	479,231	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—		764,370	—	3,682,257	867,815	3,578,812	4,446,627	988,562	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—		679,440	—	3,503,074	774,096	3,408,418	4,182,514	818,000	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	2,786,056	592,886	2,702,749	3,295,636	781,214	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—		509,580	—	2,650,651	574,152	2,586,078	3,160,231	651,608	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—		1,110,111	—	9,382,851	1,132,519	9,360,443	10,492,962	2,385,803	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—		776,496	3,139,068	976,258	776,496	4,115,325	4,891,821	1,014,959	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—		1,645,246	—	30,056,189	4,581,649	27,119,785	31,701,434	3,132,370	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—		1,020,000	—	4,970,045	978,402	5,011,643	5,990,045	1,614,544	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—		—	—	15,548,161	2,413,514	13,134,647	15,548,161	2,818,115	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—		—	—	1,625,497	274,341	1,351,156	1,625,497	294,618	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—		—	—	3,729,254	649,792	3,079,462	3,729,254	645,260	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—		547,800	3,137,400	2,719,699	458,232	5,946,667	6,404,899	2,680,019	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—		552,200	3,162,600	1,738,565	461,909	4,991,455	5,453,365	2,012,776	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA		*	601,956	—	2,086,737	611,436	2,077,258	2,688,694	695,232	1995	40 yrs.
3300 Horizon Drive	King of Prussia, PA		*	566,403	—	3,404,307	687,878	3,282,831	3,970,709	832,455	1996	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—		1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	631,300	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA		*	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	495,987	1997	40 yrs.
800 Town Center Drive	Langhorne, PA	—		1,617,150	—	10,240,772	1,619,288	10,238,634	11,857,922	4,683,208	1987	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—		11,249,550	—	43,069,316	11,254,716	43,064,150	54,318,866	219,396	2005	40 yrs.
32853 Edward Avenue	Madison Heights, MI	—		138,121	784,426	(9,444)	138,121	774,982	913,103	172,477	1973	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	—		151,458	741,185	(64,799)	151,458	676,386	827,844	150,937	1969	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	—		157,729	771,872	(36,404)	157,729	735,468	893,197	205,060	1972	40 yrs.
949 East Mandoline Avenue	Madison Heights, MI	—		137,049	778,338	(91,758)	137,049	686,580	823,629	149,403	1974	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—		373,202	1,824,721	(133,207)	373,203	1,691,513	2,064,716	339,163	1988	40 yrs.
800 Tech Row	Madison Heights, MI	—		444,977	2,984,811	(79,329)	444,977	2,905,482	3,350,459	575,827	1986	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
31771 Sherman Avenue	Madison Heights, MI	—		150,944	645,040	(5,334)	150,944	639,705	790,650	185,874	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	—		105,606	649,891	(43,885)	105,606	606,006	711,612	127,804	1983	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—		207,599	1,179,010	(124,831)	207,599	1,054,179	1,261,778	225,302	1983	40 yrs.
31831 Sherman Avenue	Madison Heights, MI	—		158,483	900,064	(62,164)	158,483	837,900	996,383	172,857	1984	40 yrs.
31900 Sherman Avenue	Madison Heights, MI	—		269,293	1,754,498	348,385	269,293	2,102,883	2,372,176	409,916	1984	40 yrs.
950 East Whitcomb Avenue	Madison Heights, MI	—		113,630	2,162,302	45,984	113,630	2,208,286	2,321,916	510,476	1988	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—		302,567	1,213,232	(146,471)	302,567	1,066,761	1,369,328	244,630	1980	40 yrs.
1210 East Whitcomb Avenue	Madison Heights, MI	—		121,298	329,051	(25,294)	121,298	303,758	425,056	87,693	1983	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—		6,078,791	12,348,567	420,175	6,083,206	12,764,327	18,847,534	2,402,364	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA		*	795,143	—	3,237,185	795,831	3,236,497	4,032,328	2,003,355	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA		*	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	9,667,868	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA		*	448,775	—	2,546,102	449,447	2,545,430	2,994,877	1,473,355	1977	40 yrs.
1 Country View Road	Malvern, PA	—		400,000	3,600,000	1,004,993	406,421	4,598,572	5,004,993	1,189,429	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—		495,893	2,739,093	395,972	544,649	3,086,309	3,630,958	1,842,759	1989	40 yrs.
50 Morehall Road	Malvern, PA	—		849,576	—	13,043,717	1,337,076	12,556,217	13,893,293	3,878,780	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	4,661,040		419,460	3,792,570	333,900	419,460	4,126,469	4,545,930	960,954	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—		684,200	6,181,661	1,137,394	684,200	7,319,055	8,003,255	1,619,395	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—		1,436,814	—	16,047,698	1,646,984	15,837,528	17,484,512	4,381,995	1998	40 yrs.
3 Country View Road	Malvern, PA	—		814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	868,510	1998	40 yrs.
425 Technology Drive	Malvern, PA	—		191,114	—	2,014,653	321,473	1,884,294	2,205,767	638,494	1998	40 yrs.
375 Technology Drive	Malvern, PA	—		191,114	—	1,958,524	234,922	1,914,715	2,149,638	627,157	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—		4,380,221	—	15,313,598	4,749,748	14,944,071	19,693,819	3,842,589	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—		1,320,625	—	6,973,669	1,349,954	6,944,340	8,294,294	1,994,886	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	8,135,324	2,050,555	8,098,519	10,149,074	2,052,929	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—		2,013,750	—	8,096,150	2,037,813	8,072,087	10,109,900	2,034,360	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—		394,036	3,976,221	100,474	398,228	4,072,504	4,470,731	716,566	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—		496,297	—	3,226,924	708,331	3,014,890	3,723,221	577,888	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—		4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	4,896,375	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—		5,405,041	—	10,622,545	5,405,042	10,622,545	16,027,587	21,632	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—		823,540	1,341,376	177,288	832,244	1,509,959	2,342,203	81,811	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—		724,058	—	5,758,730	724,846	5,757,942	6,482,788	2,300,840	1985	40 yrs.
420 Lapp Road	Malvern, PA		*	1,054,418	—	6,995,372	1,055,243	6,994,547	8,049,790	2,831,754	1989	40 yrs.
14 Lee Boulevard	Malvern, PA		*	664,282	—	5,804,147	643,892	5,824,537	6,468,429	2,442,002	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA		*	472,364	—	3,209,021	473,139	3,208,246	3,681,385	1,590,141	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA		*	937,212	—	5,301,111	937,942	5,300,381	6,238,323	2,391,456	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA		*	322,918	—	3,226,218	325,775	3,223,361	3,549,136	1,142,135	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—		323,971	—	2,324,307	323,792	2,324,486	2,648,278	1,058,801	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA		*	465,539	—	5,655,563	466,413	5,654,689	6,121,102	2,658,736	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA		*	504,611	—	4,989,196	505,458	4,988,349	5,493,807	2,771,418	1983	40 yrs.
300 Technology Drive	Malvern, PA	—		368,626	—	1,344,816	374,497	1,338,945	1,713,442	665,708	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—		530,729	—	2,321,857	531,534	2,321,052	2,852,586	1,224,085	1984	40 yrs.
311 Technology Drive	Malvern, PA	—		397,131	—	2,672,846	397,948	2,672,029	3,069,977	1,310,656	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA		*	176,435	—	4,890,532	177,317	4,889,650	5,066,967	2,632,459	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—		215,005	—	3,615,244	215,818	3,614,431	3,830,249	1,786,728	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA		*	381,544	—	7,032,009	382,361	7,031,193	7,413,553	3,463,697	1983	40 yrs.
508 Lapp Road	Malvern, PA		*	331,392	—	2,033,164	332,216	2,032,340	2,364,556	1,165,242	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA		*	509,075	—	3,089,935	509,899	3,089,111	3,599,010	1,621,446	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—		523,530	—	2,917,373	524,230	2,916,673	3,440,903	1,502,374	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—		128,126	—	385,634	128,783	384,977	513,760	298,378	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	436,318		143,074	—	772,076	143,811	771,338	915,150	503,959	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA		*	887,664	—	5,435,544	888,359	5,434,849	6,323,208	3,174,678	1978	40 yrs.
256 Great Valley Parkway	Malvern, PA	—		161,098	—	1,785,717	161,949	1,784,866	1,946,815	1,107,351	1980	40 yrs.
205 Great Valley Parkway	Malvern, PA		*	1,368,259	—	10,620,333	1,369,003	10,619,589	11,988,592	6,405,095	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—		130,689	—	1,560,924	128,767	1,562,846	1,691,613	811,850	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—		625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,462,181	1981	40 yrs.
333 Technology Drive	Malvern, PA		*	157,249	—	4,584,680	158,077	4,583,852	4,741,929	1,708,999	1987	40 yrs.
510 Lapp Road	Malvern, PA		*	356,950	—	926,587	357,751	925,786	1,283,537	541,042	1983	40 yrs.
60 Morehall Road	Malvern, PA	—		865,424	9,285,000	4,971,296	884,974	14,236,746	15,121,720	5,730,583	1989	40 yrs.
5 Country View Road	Malvern, PA		*	785,168	4,678,632	856,961	786,235	5,534,526	6,320,761	1,741,206	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—		513,250	2,901,906	146,306	513,250	3,048,211	3,561,461	609,420	1989	40 yrs.
8 Stow Road	Marlton, NJ	—		172,600	1,704,436	139,565	172,945	1,843,657	2,016,602	601,855	1988	40 yrs.
10 Stow Road	Marlton, NJ	—		147,000	1,451,536	526,803	147,318	1,978,021	2,125,339	899,963	1988	40 yrs.
12 Stow Road	Marlton, NJ	—		103,300	1,021,036	341,204	103,618	1,361,923	1,465,541	544,471	1988	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
14 Stow Road	Marlton, NJ	—	93,100	920,336	431,684	93,418	1,351,703	1,445,120	524,126	1988	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,386,416	271,743	7,151,060	7,422,803	3,031,119	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	401,665	96,161	1,718,453	1,814,614	626,395	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402	—	3,671,296	317,799	3,422,899	3,740,699	759,649	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	895,587	327,554	2,429,358	2,756,912	901,488	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,264,020	1,069,838	6,044,183	7,114,020	1,842,156	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,753,857	1,069,838	6,534,019	7,603,857	2,025,357	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	828,076	334,411	3,561,390	3,895,801	903,061	1985	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,650,431	131,896	1,650,431	1,782,327	588,015	1997	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	1,721,965	131,896	1,721,965	1,853,861	580,999	1997	40 yrs.
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	922,076	654,779	2,685,004	3,339,783	659,579	1989	40 yrs.
8301 West Parkland Court	Milwaukee, WI	—	358,442	3,233,707	532,454	358,442	3,766,161	4,124,602	842,371	1982	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	392,036	1,711,964	7,239,893	8,951,858	1,488,857	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	385,633	394,938	2,722,627	3,117,564	592,843	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	194,180	443,101	2,548,578	2,991,678	451,053	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	957,723	385,305	3,305,293	3,690,598	824,326	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	101,328	619,465	2,722,797	3,342,261	474,539	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,059,217	350,628	3,453,330	3,803,957	855,963	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443	—	11,022,640	491,531	10,765,552	11,257,083	1,947,442	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	235,786	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	483,040	532,370	3,724,529	4,256,899	634,224	1984	40 yrs.
10855 West Park Place	Milwaukee, WI	—	122,894	—	2,984,397	424,710	2,682,580	3,107,290	302,898	2002	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000	—	7,181,452	1,801,024	7,180,428	8,981,452	485,404	2003	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,450,830	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558	—	6,683,083	1,038,197	6,708,444	7,746,641	949,850	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	5,641,054	2,177,953	9,586,395	11,764,348	454,175	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,579,087	829,263	8,977,882	9,807,146	2,488,832	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	1,827,071	883,895	9,810,416	10,694,311	2,102,836	1985	40 yrs.
10300 Bren Road	Minnetonka, MN	—	344,614	3,110,477	339,685	344,614	3,450,162	3,794,776	745,347	1981	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,206,694	2,022,153	12,552,575	14,574,728	2,758,940	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	1,972,320	2,022,152	13,329,463	15,351,615	2,979,767	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	17,921,351	2,980,689	17,901,173	20,881,862	3,623,669	2000	40 yrs.
300 Fellowship Road	Mt. Laurel, NJ	—	—	—	7,267,999	1,098,904	6,169,095	7,267,999	212,031	2004	40 yrs.
3001 Leadenhall Road	Mt. Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	453,201	2003	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	2,044,056	2002	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	4,124,861	512,018	8,612,844	9,124,861	3,738,227	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	252,018	311,950	4,645,553	4,957,503	1,703,636	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	703,601	362,855	3,988,363	4,351,218	1,279,682	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	578,994	290,545	3,090,832	3,381,377	1,045,910	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	1,693,803	450,558	4,767,495	5,218,053	1,327,465	1988	40 yrs.
3000 Lincoln Drive	Mt. Laurel, NJ	—	284,052	2,458,155	1,680,241	284,052	4,138,396	4,422,448	1,253,011	1983	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	693,212	234,151	2,715,895	2,950,046	681,110	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	429,449	260,014	2,666,133	2,926,147	664,422	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	317,849	234,814	2,312,947	2,547,761	516,811	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	577,045	286,587	3,051,865	3,338,452	915,454	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,345,162	288,577	3,891,698	4,180,276	1,251,599	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	1,189,115	430,990	3,714,828	1,295,796	430,990	5,010,624	5,441,614	1,296,661	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	2,986,335	569,184	2,911,486	3,480,669	712,534	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,366,269	310,831	5,164,013	5,474,844	1,845,462	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	329,209	1,057,763	4,521,037	5,578,799	973,990	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,000,167	701,705	5,505,820	6,207,525	1,480,906	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,466,980	470,659	3,353,307	3,823,967	656,280	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515	—	2,813,663	144,515	2,813,663	2,958,178	531,822	2001	40 yrs.
9401-9443 Science Center Drive	New Hope, MN	—	431,295	3,888,684	481,742	510,064	4,291,657	4,801,721	988,653	1989	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	828,769	622,205	3,057,443	3,679,648	658,178	1981	40 yrs.
22515 Heslip Drive	Novi, MI	—	144,477	338,277	16,653	144,477	354,930	499,407	120,200	1975	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	317,153	766,390	3,805,052	4,571,442	672,634	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,331,500	2,011,030	10,396,049	12,407,079	237,802	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	791,323	1,809,927	8,048,960	9,858,888	121,962	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	300,574	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,093	405,362	1,496,639	1,902,001	339,374	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	965,687	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,149,304	587,319	2,136,816	2,724,135	534,050	1999	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
10511 & 10611 Satellite Boulevard	Orlando, FL	—		517,554	2,568,186	385,623	522,991	2,948,372	3,471,363	762,624	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—		518,043	2,561,938	294,022	518,043	2,855,960	3,374,003	615,064	1962	40 yrs.
2216 Directors Row	Orlando, FL	—		453,918	2,572,202	25,865	453,918	2,598,067	3,051,985	491,031	1998	40 yrs.
3701-3727 Vineland Road	Orlando, FL	—		767,929	2,096,504	145,949	767,929	2,242,454	3,010,382	475,560	1985	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—		385,964	—	2,404,272	642,427	2,147,809	2,790,236	298,291	2001	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—		903,701	—	5,541,791	925,671	5,519,821	6,445,492	609,015	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—		535,964	—	3,165,095	704,800	2,996,258	3,701,059	640,443	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—		664,605	—	2,362,814	685,383	2,342,035	3,027,419	341,034	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—		680,312	2,120,754	1,568,071	680,312	3,688,825	4,369,137	227,541	2003	40 yrs.
1090 Gills Drive	Orlando, FL	—		878,320	2,558,833	1,784,767	878,320	4,343,601	5,221,920	197,098	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—		—	—	6,630,654	1,283,713	5,346,941	6,630,654	255,362	2004	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—		1,931,697	6,388,203	2,216,978	1,932,004	8,604,875	10,536,878	223,035	2004	40 yrs.
2351 Investors Row	Orlando, FL	—		2,261,924	7,496,249	10,608	2,263,211	7,505,570	9,768,781	187,699	2004	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—		467,296	—	2,461,652	825,673	2,103,275	2,928,948	39,684	2005	40 yrs.
1950 Summitt Park Drive	Orlando, FL	—		2,573,700	17,478,646	356,895	2,583,667	17,825,574	20,409,241	318,627	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—		2,573,961	11,206,937	8,404,103	2,583,216	19,601,785	22,185,001	351,841	2005	40 yrs.
7500 West 110th Street	Overland Park, KS	—		2,380,493	9,575,474	3,105,049	2,380,493	12,680,523	15,061,015	2,551,895	1983	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	—		561,904	1,928,064	113,241	561,904	2,041,305	2,603,209	297,858	1985	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—		2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	10,826,464	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—		2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	5,288,182	1999	40 yrs.
2760 Red Lion Road	Philadelphia, PA	—		—	—	46,541,271	3,985,624	42,555,647	46,541,271	4,754,159	2001	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—		992,965	331,924	6,730,979	1,022,081	7,033,787	8,055,868	365,684	2003	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—		1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,517,661	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—		1,015,851	9,175,555	1,488,543	1,032,507	10,647,442	11,679,949	2,414,384	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—		516,920	4,646,342	1,615,793	516,920	6,262,136	6,779,055	1,576,713	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—		395,366	3,554,512	866,525	395,366	4,421,037	4,816,403	1,112,379	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—		151,238	1,370,140	401,075	151,238	1,771,215	1,922,453	551,389	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—		392,026	3,433,678	655,417	384,235	4,096,886	4,481,121	1,062,974	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—		198,205	1,793,422	644,591	198,205	2,438,013	2,636,218	563,179	1978	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	3,963,999		1,934,438	10,952,503	476,212	1,934,438	11,428,715	13,363,152	2,344,172	1995	40 yrs.
9600 54th Avenue	Plymouth, MN	—		332,317	3,077,820	1,053,822	332,317	4,131,642	4,463,959	658,927	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—		972,232	3,892,085	186,080	972,232	4,078,165	5,050,397	868,958	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	126,108	203,247	937,202	1,140,449	218,072	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	403,403	203,247	1,214,496	1,417,743	238,976	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—		203,247	811,093	34,338	203,247	845,431	1,048,679	182,175	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—		1,157,049	4,620,956	263,427	1,157,049	4,884,382	6,041,432	998,636	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—		392,138	1,565,787	78,994	392,138	1,644,781	2,036,920	347,683	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—		359,933	1,437,116	85,041	359,933	1,522,157	1,882,090	307,330	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—		164,413	655,933	40,501	164,413	696,434	860,846	134,187	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—		310,778	1,238,324	353,372	310,178	1,592,296	1,902,474	255,293	1965	40 yrs.
4300 Carolina Avenue	Richmond, VA	—		2,007,717	14,927,608	440,967	2,009,136	15,367,156	17,376,292	4,108,304	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—		659,456	4,836,010	625	659,456	4,836,635	5,496,091	1,309,815	1989	40 yrs.
4001 Carolina Avenue	Richmond, VA	—		29,443	215,914	305,691	29,443	521,605	551,048	98,697	1935	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA		*	489,941	3,592,900	199,379	489,941	3,792,279	4,282,220	1,110,878	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA		*	644,384	4,025,480	210,079	644,384	4,235,559	4,879,943	1,281,114	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA		*	408,729	2,697,348	827,685	408,729	3,525,033	3,933,762	813,558	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA		*	310,854	2,279,597	567,636	310,854	2,847,233	3,158,087	669,779	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA		*	693,203	5,083,493	852,515	693,203	5,936,008	6,629,211	1,732,857	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—		256,203	2,549,649	1,539,234	256,203	4,088,883	4,345,086	1,024,433	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—		223,696	1,640,435	623,939	223,696	2,264,374	2,488,070	475,129	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA		*	325,303	2,385,557	858,723	325,303	3,244,280	3,569,583	1,170,470	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA		*	486,166	3,565,211	466,377	486,166	4,031,588	4,517,754	1,047,640	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA		*	474,360	3,478,646	251,242	474,360	3,729,888	4,204,248	990,449	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA		*	652,455	4,784,675	488,112	652,455	5,272,787	5,925,242	1,605,933	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA		*	404,616	2,967,187	1,077,200	404,616	4,044,387	4,449,003	1,672,722	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—		454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	860,701	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA		*	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,315,034	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—		221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	291,544	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA		*	705,660	—	4,687,838	720,100	4,673,398	5,393,498	1,545,623	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—		676,661	—	4,805,572	687,898	4,794,335	5,482,233	1,130,238	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA		*	449,447	3,294,697	464,789	452,263	3,756,669	4,208,932	977,794	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—		91,476	—	1,643,294	91,599	1,643,171	1,734,770	403,420	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—		261,961	2,110,874	295,549	262,210	2,406,174	2,668,384	714,887	1989	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
520 Eastpark Court	Richmond, VA	—		486,118	4,083,582	223,503	486,598	4,306,606	4,793,203	1,047,303	1989	40 yrs.
13001 Kingston Avenue	Richmond, VA	—		376,584	—	2,032,172	376,701	2,032,055	2,408,756	465,543	1998	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—		694,644	—	5,627,694	700,503	5,621,836	6,322,338	1,491,794	1998	40 yrs.
701 Liberty Way	Richmond, VA		*	171,711	—	5,255,576	1,188,857	4,238,430	5,427,287	772,538	1999	40 yrs.
12730 Kingston Avenue	Richmond, VA	—		171,053	—	8,200,764	1,201,072	7,170,745	8,371,817	790,126	2001	40 yrs.
530 Eastpark Court	Richmond, VA	—		266,883	—	2,909,058	334,772	2,841,168	3,175,941	882,208	1999	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—		364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	644,339	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—		1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	2,077,508	2000	40 yrs.
801 Liberty Way	Richmond, VA		*	780,000	—	6,408,701	785,059	6,403,642	7,188,701	1,309,444	1999	40 yrs.
100 Westgate Parkway	Richmond, VA	—		1,140,648	101,824	8,408,649	1,456,084	8,195,037	9,651,121	1,007,686	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—		1,623,612	—	5,900,379	1,072,797	6,451,195	7,523,992	643,127	2002	40 yrs.
1001 Boulders Parkway	Richmond, VA	—		2,073,739	5,634,796	251,657	2,079,643	5,880,549	7,960,191	73,860	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—		808,581	7,273,850	245,912	810,743	7,517,600	8,328,343	76,665	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—		1,276,936	12,052,192	233,584	1,280,662	12,282,050	13,562,712	22	2005	40 yrs.
12 S. Third Street	Richmond, VA	—		40,539	184,682	14,061	40,539	198,743	239,282	52,216	1900	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—		354,903	—	3,718,126	399,988	3,673,042	4,073,029	854,530	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—		305,821	—	4,458,196	335,061	4,428,955	4,764,016	793,188	1999	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—		360,494	—	2,829,679	372,494	2,817,679	3,190,173	407,971	2001	40 yrs.
38100 Ecorse Road	Romulus, MI	—		955,063	—	7,899,055	853,063	8,001,055	8,854,118	1,073,201	2000	40 yrs.
38000 Ecourse Road	Romulus, MI	—		807,660	—	12,732,027	1,053,337	12,486,350	13,539,687	2,097,585	2001	40 yrs.
26911-26957 Northwestern Highway	Southfield, MI	—		7,799,515	66,268,817	8,494,884	7,799,515	74,763,701	82,563,216	16,502,680	1985	40 yrs.
13650 NW 8th Street	Sunrise, FL	—		558,223	2,171,930	306,706	558,251	2,478,607	3,036,859	560,899	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—		659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	703,238	1991	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—		162,000	1,613,000	258,142	262,416	1,770,726	2,033,142	547,688	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—		181,923	1,812,496	218,763	181,923	2,031,260	2,213,183	553,538	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—		503,767	2,787,585	1,669,638	982,207	3,978,783	4,960,990	1,018,143	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—		789,651	4,454,648	1,899,353	769,789	6,373,862	7,143,652	1,930,800	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	—		617,289	3,048,379	454,271	617,289	3,502,650	4,119,939	896,940	1987	40 yrs.
111 Kelsey Lane	Tampa, FL	—		359,540	1,461,850	908,769	359,540	2,370,619	2,730,159	620,004	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL		*	1,408,478	5,247,246	903,228	1,408,478	6,150,475	7,558,952	1,431,770	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL		*	1,382,648	2,445,444	(276,436)	1,082,648	2,469,008	3,551,656	552,184	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL		*	399,088	2,868,834	420,131	399,088	3,288,965	3,688,053	803,686	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL		*	513,263	3,230,239	533,544	513,263	3,763,784	4,277,046	761,297	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL		*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	505,452	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—		511,463	—	4,455,291	559,527	4,407,227	4,966,754	1,495,878	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—		235,893	—	2,143,685	235,894	2,143,684	2,379,578	536,691	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—		357,364	—	2,711,761	506,949	2,562,177	3,069,125	940,408	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—		357,364	—	2,692,052	506,949	2,542,467	3,049,416	865,665	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—		224,369	1,063,882	1,078,376	254,493	2,112,134	2,366,627	386,134	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—		952,860	—	3,501,917	952,860	3,501,917	4,454,776	631,873	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—		553,335	—	3,345,476	771,501	3,127,310	3,898,811	540,286	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—		350,406	—	2,407,337	438,061	2,319,683	2,757,744	413,367	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—		943,169	—	12,592,708	1,560,099	11,975,778	13,535,877	1,961,943	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—		419,683	—	3,719,472	661,680	3,477,475	4,139,155	905,109	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—		—	—	4,005,900	1,071,535	2,934,365	4,005,900	454,996	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—		209,841	—	1,555,906	364,514	1,401,234	1,765,748	294,884	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—		498,598	—	3,057,752	556,887	2,999,463	3,556,350	481,275	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—		—	—	1,305,584	300,000	1,005,584	1,305,584	144,521	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—		500,391	—	4,023,528	840,314	3,683,605	4,523,919	795,906	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—		—	—	3,454,328	619,913	2,834,415	3,454,328	315,727	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—		—	—	2,891,079	716,594	2,174,485	2,891,079	365,159	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—		—	—	2,840,907	686,594	2,154,313	2,840,907	302,759	2002	40 yrs.
7621 Bald Cypress Place	Tampa, FL	—		—	—	1,482,613	447,498	1,035,115	1,482,613	89,641	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—		854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	116,845	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—		898,884	—	3,499,853	900,508	3,498,229	4,398,737	92,280	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—		492,320	—	3,964,055	899,284	3,557,092	4,456,375	185,361	2004	40 yrs.
1650 Research Drive	Troy, MI	—		763,067	7,201,677	1,107,575	763,067	8,309,252	9,072,318	1,600,015	1985	40 yrs.
1775 Research Drive	Troy, MI	—		331,422	2,788,073	648,666	331,422	3,436,739	3,768,161	637,270	1985	40 yrs.
1875 Research Drive	Troy, MI	—		329,863	2,774,006	229,619	329,863	3,003,625	3,333,487	657,192	1986	40 yrs.
1850 Research Drive	Troy, MI	—		781,054	7,364,300	2,051,384	781,054	9,415,684	10,196,738	2,007,507	1986	40 yrs.
1965 Research Drive	Troy, MI	—		419,090	3,578,928	347,399	419,090	3,926,327	4,345,418	917,900	1987	40 yrs.
1960 Research Drive	Troy, MI	—		419,146	3,579,166	635,418	419,146	4,214,584	4,633,730	956,481	1987	40 yrs.
1101 Allen Drive	Troy, MI	—		98,144	887,935	326,837	98,148	1,214,768	1,312,916	328,596	1974	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

						Costs
						Capitalized					Date of
						Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
				Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances		Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
OPERATING PROPERTIES
1151 Allen Drive	Troy, MI	—		164,483	1,486,220	209,271	164,486	1,695,487	1,859,974	466,361	1974	40 yrs.
1300 Rankin Street	Troy, MI	—		134,090	1,212,752	371,530	134,094	1,584,278	1,718,372	549,399	1979	40 yrs.
1350 Rankin Street	Troy, MI	—		111,776	1,011,497	181,054	111,779	1,192,547	1,304,327	270,056	1979	40 yrs.
1376-1400 Rankin Street	Troy, MI	—		134,292	1,213,626	274,369	134,296	1,487,992	1,622,287	331,077	1979	40 yrs.
1352-1374 Rankin Street	Troy, MI	—		153,275	1,385,098	285,361	153,279	1,670,455	1,823,734	407,580	1979	40 yrs.
1324-1346 Rankin Street	Troy, MI	—		134,090	1,212,214	124,406	134,094	1,336,616	1,470,710	271,915	1979	40 yrs.
1301-1307 Rankin Street	Troy, MI	—		111,776	1,011,121	138,922	111,779	1,150,040	1,261,819	245,086	1978	40 yrs.
1409 Allen Drive	Troy, MI	—		142,370	1,286,048	408,471	142,374	1,694,516	1,836,889	421,332	1978	40 yrs.
1304 E Maple Road	Troy, MI	—		211,233	1,906,786	349,157	211,236	2,255,940	2,467,176	482,604	1971	40 yrs.
1334 Maplelawn Road	Troy, MI	—		124,296	1,122,802	39,409	124,300	1,162,208	1,286,507	247,380	1983	40 yrs.
1290 Maplelawn Road	Troy, MI	—		85,321	771,621	223,628	85,325	995,245	1,080,570	188,319	1984	40 yrs.
1070 Maplelawn Road	Troy, MI	—		68,560	620,595	106,600	68,563	727,191	795,755	170,394	1982	40 yrs.
950 Maplelawn Road	Troy, MI	—		252,429	2,265,259	176,543	252,433	2,441,798	2,694,231	534,630	1982	40 yrs.
894 Maplelawn Road	Troy, MI	—		181,749	1,632,243	761,128	181,753	2,393,367	2,575,120	524,568	1986	40 yrs.
1940 Norwood Drive	Troy, MI	—		86,836	785,267	87,637	86,839	872,901	959,740	193,218	1983	40 yrs.
1311-1331 Maplelawn Road	Troy, MI	—		125,407	1,132,810	204,037	125,410	1,336,843	1,462,254	365,092	1986	40 yrs.
2354 Bellingham Street	Troy, MI	—		87,340	789,817	19,928	87,344	809,741	897,085	170,975	1990	40 yrs.
2360 Bellingham Street	Troy, MI	—		87,340	789,817	58,250	87,344	848,063	935,407	172,987	1985	40 yrs.
50 West Big Beaver Road	Troy, MI	—		2,159,678	19,481,454	2,053,901	2,159,678	21,535,355	23,695,033	4,578,446	1987	40 yrs.
100 West Big Beaver Road	Troy, MI	—		2,113,006	19,057,355	2,167,108	2,113,006	21,224,463	23,337,469	4,359,088	1987	40 yrs.
1600-1630 East Big Beaver Road	Troy, MI	—		1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	462,592	1982	40 yrs.
2600 Bellingham Drive	Troy, MI	—		1,796,869	—	4,095,318	1,938,746	3,953,441	5,892,187	902,648	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	—		1,796,869	—	4,721,835	1,938,746	4,579,958	6,518,704	911,389	2002	40 yrs.
3432 Holland Road	Virginia Beach, VA	—		173,527	790,515	2,462	173,527	792,977	966,504	214,298	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—		953,590	6,142,742	1,039,718	953,590	7,182,460	8,136,050	1,588,070	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA		*	1,116,693	6,770,480	931,872	1,116,693	7,702,352	8,819,044	1,737,979	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA		*	965,177	6,728,717	1,128,434	965,177	7,857,151	8,822,329	1,779,740	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—		891,753	3,607,890	476,860	891,753	4,084,750	4,976,502	878,637	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—		371,694	2,108,097	192,844	371,694	2,300,941	2,672,635	468,249	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—		700,112	9,592,721	1,656,986	700,564	11,249,254	11,949,819	2,592,377	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	1,768,123		473,689	2,663,045	327,736	474,746	2,989,725	3,464,470	185,376	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—		464,246	3,230,511	(519,943)	464,246	2,710,568	3,174,814	453,347	1985	40 yrs.
825 Duportail Road	Wayne, PA	—		5,536,619	16,179,213	575,491	5,539,281	16,752,043	22,291,324	2,424,182	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—		8,287,555	—	31,221,790	11,636,499	27,872,847	39,509,346	3,126,431	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—		6,215,667	—	8,637,849	5,223,660	9,629,855	14,853,515	2,029,762	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—		500,565	1,591,678	103,028	504,996	1,690,275	2,195,271	—	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—		660,068	4,640,578	24,851	662,751	4,662,746	5,325,497	65,241	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—		348,146	2,057,483	12,510	349,728	2,068,411	2,418,139	28,932	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—		845,846	6,809,025	451,726	845,846	7,260,751	8,106,597	1,545,518	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—		664,899	5,352,410	716,066	664,899	6,068,476	6,733,375	1,372,613	1988	40 yrs.
905 Airport Road	West Chester, PA	—		1,715,000	5,185,000	866,637	1,735,012	6,031,625	7,766,637	2,164,900	1988	40 yrs.
Liberty Square	West Malling, UK	—		—	—	—	273,650	9,564,327	9,837,977	—	2005	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—		—	—	5,687,810	887,234	4,800,577	5,687,810	162,428	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—		1,279,834	—	10,338,324	1,385,739	10,232,420	11,618,158	1,498,600	2002	40 yrs.

Subtotal Operating Real Estate		$71,651,258		$573,622,674	$1,777,453,153	$2,009,367,173	$629,962,000	$3,730,481,000	$4,360,443,000	$748,818,000

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
DEVELOPMENT PROPERTIES
8400 Industrial Boulevard	Allentown, PA	—	7,531,500	—	6,438,875	—	13,970,375	13,970,375	—	2005	N/A
901 Bilter Road	Aurora, IL	—	5,649,052	—	13,484,249	—	19,133,301	19,133,301	—	2004	N/A
1301 Executive Boulevard	Chesapeake, VA	—	—	—	2,814,505	—	2,814,505	2,814,505	—	2005	N/A
6230 Old Dobbin Lane	Columbia, MD	—	3,004,075	—	6,833,827	—	9,837,902	9,837,902	—	2004	N/A
420 Deleware Drive	Fort Washington, PA	—	2,766,931	—	5,870,073	—	8,637,004	8,637,004	—	2004	N/A
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	6,852,963	—	12,667,690	12,667,690	—	2003	N/A
2 Independence Point	Greenville, SC	—	371,600	—	2,347,301	—	2,718,901	2,718,901	—	2005	N/A
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	4,206,745	—	11,950,545	11,950,545	—	2005	N/A
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	1,118,564	—	1,212,838	1,212,838	—	1999	N/A
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,698,078	—	1,698,078	1,698,078	—	2004	N/A
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	8,906,863	—	12,743,395	12,743,395	—	2005	N/A
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	4,111,637	—	5,005,078	5,005,078	—	2004	N/A
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	1,751,644	—	2,171,375	2,171,375	—	2003	N/A
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,652,752	—	3,209,926	3,209,926	—	2004	N/A
11050 West Liberty Drive	Milvaukee, WI	—	—	—	2,468,136	—	2,468,136	2,468,136	—	2005	N/A
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,268,486	—	3,780,605	3,780,605	—	2001	N/A
17th & JFK Tower	Philadelphia, PA	—	22,430,038	—	101,594,438	—	124,024,476	124,024,476	—	2005	N/A
1 Crescent Drive	Philadelphia, PA	—	567,280	—	10,664,954	—	11,232,234	11,232,234	—	2004	N/A
3900 Westerre Parkway	Richmond, VA	—	392,184	—	8,220,581	—	8,612,765	8,612,765	—	2005	N/A
6505 Cogswell Road	Romulus, MI	—	594,523	—	7,087,829	—	7,682,353	7,682,353	—	2000	N/A
38100 Ecorse Road Expansion	Romulus, MI	—	—	—	49,703	—	49,703	49,703	—	2005	N/A
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	11,281,969	—	15,358,381	15,358,381	—	2005	N/A
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,019,100	—	6,948,944	6,948,944	—	2004	N/A
8900-34 Brittany Way	Tampa, FL	—	537,194	—	2,285,528	—	2,822,723	2,822,723	—	2005	N/A
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,539,403	—	3,869,500	3,869,500	—	2005	N/A
1646 Rankin Road	Houston, TX	—	329,961	—	3,108,463	—	3,438,423	3,438,423	—	2005	N/A
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	3,362,688	—	4,441,362	4,441,362	—	2003	N/A
42 Kings Hill Avenue	West Malling, UK	—	—	—	12,864,051	—	12,864,051	12,864,051	—	2005	N/A
777 Township Line Road	Yardley, PA	—	3,436,013	—	6,123,418	—	9,559,431	9,559,431	—	2005	N/A

Subtotal Development in Progress		$—	$72,497,442	$2,399,738	$250,026,820	$—	$324,924,000	$324,924,000	$—

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2005	12/31/05	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,046,811	$—	$—	$12,046,811	$—	$12,046,811	$—	2005	N/A
West Ridge Corporate Center Land	Aurora, IL	—	826,547	—	10,626,723	11,453,270	—	11,453,270	—	2003	N/A
LVCC Phase 2 Land	Bethlehem, PA	—	3,741,506	—	2,418,375	6,159,881	—	6,159,881	—	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	309,058	—	(42,339)	266,719	—	266,719	—	1987	N/A
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	50,087	2,163,310	—	2,163,310	—	2001	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	3,649,792	—	1,103,719	4,753,511	—	4,753,511	—	1998	N/A
Rivers’ Bend Land	Chesterfield, VA	—	1,695,415	—	3,807,147	5,502,561	—	5,502,561	—	1995	N/A
501 Hewlett Packard Way	Chesterfield, VA	—	165,042	—	484,965	650,007	—	650,007	—	1996	N/A
Columbia Crossing Land	Columbis, MD	—	3,865,848	—	417,920	4,283,768	—	4,283,768	—	2000	N/A
Liberty Place Land	Eden Prairie, MN	—	4,500,641	—	(2,308,762)	2,191,880	—	2,191,880	—	1998	N/A
Independence Pointe Land	Greenville, SC	—	932,484	—	1,512,636	2,445,120	—	2,445,120	—	1997	N/A
Southchase Business Park Land	Greenville, SC	—	1,369,712	—	596,521	1,966,232	—	1,966,232	—	1998	N/A
Volvo Center Land	Hampton, VA	—	1,650,423	—	(515,359)	1,135,065	—	1,135,065	—	2000	N/A
Lakefront Plaza II Land	Hampton, VA	—	132,785	—	92,583	225,368	—	225,368	—	2001	N/A
Patapsco Valley Business Center	Hanover, MD	—	4,299,366	—	1,694,367	5,993,733	—	5,993,733	—	2004	N/A
Mendenhall Land	High Point, NC	—	1,910,135	—	4,253,485	6,163,620	—	6,163,620	—	1995	N/A
Piedmont Centre Land	High Point, NC	—	1,621,044	—	241,932	1,862,976	—	1,862,976	—	2004	N/A
Horsham Business Center Land	Horsham, PA	—	9,620,495	—	(9,539,695)	80,800	—	80,800	—	2005	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,047,683	—	3,995	3,051,677	—	3,051,677	—	2005	N/A
Central Green Land	Houston, TX	—	481,229	—	13,185	494,414	—	494,414	—	2001	N/A
Noxell Land	Hunt Valley, MD	—	2,166,068	—	838,437	3,004,505	—	3,004,505	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	448,097	—	90,019	538,116	—	538,116	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	468,643	—	356,309	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	468,643	—	109,850	578,493	—	578,493	—	1998	N/A
Butler Plaza Land	Jacksonville, FL	—	1,303,792	—	1,714,406	3,018,198	—	3,018,198	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	880,828	—	698,516	1,579,344	—	1,579,344	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,306,191	—	592	2,306,783	—	2,306,783	—	2005	N/A
Boulders Business Center Land	Lehigh, PA	—	25,581,432	—	(6,263,273)	19,318,159	—	19,318,159	—	2004	N/A
Mill Run Land	Lehigh, PA	—	2,882,221	—	31,423	2,913,643	—	2,913,643	—	2005	N/A
Commodore Business Park	Logan, NJ	—	1,756,748	—	(60,293)	1,696,455	—	1,696,455	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	8,398,708	—	2,803,093	11,186,285	15,515	11,201,800	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	2,362,904	—	1,180,869	3,543,774	—	3,543,774	—	1999	N/A
306 & 330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	—	3,730,570	—	3,730,570	—	2005	N/A
Orlando Corporate Center Land	Orlando, FL	—	903,701	—	(73,850)	829,851	—	829,851	—	2000	N/A
Beeland Industrial Park Land	Orlando, FL	—	1,780,809	—	563,071	2,343,880	—	2,343,880	—	2004	N/A
South Center Land — Phase II	Orlando, FL	—	838,853	—	(77,577)	761,276	—	761,276	—	2004	N/A
Maitland Summit Park Land	Orlando, FL	—	4,388,905	—	23,512	4,412,417	—	4,412,417	—	2005	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,700,222	—	(1,633,306)	3,066,916	—	3,066,916	—	2000	N/A
Eastport VII	Richmond, VA	—	787,091	—	843,729	1,630,820	—	1,630,820	—	1997	N/A
Eastport VIII	Richmond, VA	—	379,836	—	6,187	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	209,856	—	5,096	214,952	—	214,952	—	1997	N/A
Westerre Land	Richmond, VA	—	725,109	—	267,056	992,165	—	992,165	—	2003	N/A
IRS Distribution Ctr Land	Richmond, VA	—	100,000	—	(87,019)	12,981	—	12,981	—	1995	N/A
Romulus Land	Romulus, MI	—	788,338	—	624,330	1,412,668	—	1,412,668	—	1998	N/A
Woodlands Center Land	Sandston, VA	—	928,555	—	285,461	1,214,017	—	1,214,017	—	1996	N/A
Northsight Land	Scottsdale, AZ	—	7,247,107	—	—	7,247,107	—	7,247,107	—	2005	N/A
Woodlands Center Land	Suffolk, VA	—	678,039	—	11,461	689,500	—	689,500	—	2005	N/A
Woodlands Center Land	Suffolk, VA	—	904,052	—	14,245	918,297	—	918,297	—	2005	N/A
Silo Bend Land	Tampa, FL	—	81,802	—	1,660,245	1,742,047	—	1,742,047	—	1996	N/A
Woodland Corporate Center Land	Tampa, FL	—	2,002,231	—	(223,628)	1,778,604	—	1,778,604	—	1998	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	175,886	—	22,320	198,205	—	198,205	—	2000	N/A
Big Beaver Airport Land	Troy, MI	—	6,604,631	—	(4,948,875)	1,655,756	—	1,655,756	—	1999	N/A

Subtotal Land Held for Development		$—	$144,959,109	$—	$13,693,891	$158,637,485	$15,515	$158,653,000	$—

Total All Properties		$71,651,258	$791,079,225	$1,779,852,892	$2,273,087,885	$788,599,485	$4,055,420,515	$4,844,020,000	$748,818,000

*	Denotes property is collateralized under mortgages with Nationwide, Principal Mutual, American General, New York Life, Manufacturer’s Life, USG Annuity and Life and Jackson National Life totalling $264.2 million.

SCHEDULE III
LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	FOR THE YEARS ENDED
	DECEMBER 31,
	2005	2004	2003
REAL ESTATE:
Balance at beginning of year	$4,491,412	$4,129,270	$3,860,260
Additions	658,041	410,293	309,818
Disposition of property	(305,433)	(48,151)	(40,808)

Balance at end of year	$4,844,020	$4,491,412	$4,129,270

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$692,649	$584,841	$483,807
Depreciation expense	123,278	114,199	105,093
Disposition of property	(67,109)	(6,391)	(4,059)

Balance at end of year	$748,818	$692,649	$584,841

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Reports on Internal Control Over Financial Reporting, which appear on pages 33 and 71, are incorporated by reference herein.
Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 34 and 72, are incorporated by reference herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANTS
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated Financial Statements of Liberty Property Trust and Liberty Property Limited Partnership are included in Item 8.
1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Trust
Reports of Independent Registered Public Accounting Firm — Liberty Property Trust
Financial Statements — Liberty Property Trust
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2005 and 2004
Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2005, 2004 and 2003
Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements — Liberty Property Trust
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Limited Partnership
Reports of Independent Registered Public Accounting Firm — Liberty Property Limited Partnership
Financial Statements — Liberty Property Limited Partnership
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2005 and 2004
Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2005, 2004 and 2003
Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements — Liberty Property Limited Partnership
2. FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005 for Liberty Property Trust
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005 for Liberty Property Limited Partnership
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on June 25, 1997 (the “June 1997 Form 8-K”)).

3.1.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Establishing and Fixing the Rights and Preferences of a Series of Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on August 8, 1997 (the “August 1997 Form 8-A”)).

3.1.3	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.4	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

3.1.5	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”)).

3.1.6	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”)).

3.1.7	Articles of Amendment to Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.1 with Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”)).

3.1.8	Restatement of Amended Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.2 to the Second Quarter 2004 Form 10-Q).

3.1.9	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on September 2, 2004 (the “September 2, 2004 Form 8-K”))

3.1.10	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 17, 2005 (the “June 17, 2005 Form 8-K”)).

3.1.11	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 30, 2005 (the “June 30, 2005 Form 8-K”)).

3.1.12	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated

EXHIBIT NO.	DESCRIPTION
by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

3.1.13	Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.14	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.15	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
3.1.16	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.17	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.18	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the June 17, 2005 8-K).

3.1.19	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the June 30, 2005 8-K).

3.1.20	Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

3.1.21	Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on December 23, 2005.)

3.1.22*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

3.1.23	Amended and Restated By-Laws of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Quarterly Report Form 10-Q for the fiscal quarter ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”)).

4.1	Rights Agreement, dated as of December 17, 1997, by and between the Trust and the Rights Agent (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on December 23, 1997).

4.1.1	First Amended and Restated Rights Agreement, dated as of September 14, 2004, between Liberty Property Trust and Equiserve Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 14, 2004).

4.2	Indenture (the “First Indenture”), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago (“First Chicago”), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.3	First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.4	Senior Indenture (the “Second Indenture”), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.5	First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the

EXHIBIT NO.	DESCRIPTION
Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.6	Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “First Quarter 1998 Form 10-Q”)).

4.7	Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

4.8	Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.9	Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership. (Incorporated by reference to Exhibit 4.10 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.10	Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.11	Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 5.65% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “Third Quarter 2004 Form 10-Q”)).

4.12	Eighth Supplemental Indenture, dated as of March 1, 2005, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association (as successor to the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.125% Senior Notes due 2015 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.2 filed with the Registrants’ Current Report on Form 8-K/A filed with the Commission on March 1, 2005 (the “March 2005 Form 8-K”)).

4.13	Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
4.14	Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

4.15	Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

4.16	Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Liberty Property Trust Amended and Restated Share Incentive Plan dated as of March 15, 2005 (Incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”)).

10.2	Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.3	Amended and Restated Limited Partnership Agreements of Pre-existing Pennsylvania Partnerships (Incorporated by reference to Exhibit 10.6 filed with the Form S-11).

10.4	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.5	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.7	Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 3, 1995).

10.8*	Amended and Restated Credit Agreement, dated as of December 22, 2005, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, with Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, SunTrust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the lenders a party thereto.

10.9	Liberty Property Trust — Amended Management Severance Plan. (Incorporated by reference to Exhibit 10.9 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	Liberty Property Trust — Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	Description of Compensation of Non-Employee Trustees. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 23, 2005.)

EXHIBIT NO.	DESCRIPTION
10.12	Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

10.13	Form of Option Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the February 24, 2005 8-K).

10.14	Certain Elements of the Liberty Property Trust Executive Compensation Program. (Incorporated by reference to Exhibit 10.3 to the February 24, 2005 8-K).

12*	Statement re: Computation of Ratios.

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2*	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

EXHIBIT NO.	DESCRIPTION
32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST

Date: March 14, 2006	By: /s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees,	March 14, 2006
William P. Hankowsky	President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and	March 14, 2006
George J. Alburger, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ M. LEANNE LACHMAN	Trustee	March 14, 2006
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	March 14, 2006
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee	March 14, 2006
J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee	March 14, 2006
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee	March 14, 2006
John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee	March 14, 2006
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	March 14, 2006
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	March 14, 2006
Daniel P. Garton

/s/ JOSE A. MEJIA	Trustee	March 14, 2006
Jose A. Mejia

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust
General Partner

Date: March 14, 2006	By: /s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President
William P. Hankowsky	and Chief Executive Officer Trustee of the General Partner	March 14, 2006

/s/ M. LEANNE LACHMAN	Trustee of the General Partner	March 14, 2006
M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee of the General Partner	March 14, 2006
Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee of the General Partner	March 14, 2006
J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee of the General Partner	March 14, 2006
David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee of the General Partner	March 14, 2006
John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee of the General Partner	March 14, 2006
Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee of the General Partner	March 14, 2006
Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee of the General Partner	March 14, 2006
Daniel P. Garton

/s/ JOSE A. MEJIA	Trustee of the General Partner	March 14, 2006
Jose A. Mejia

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1.22	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

10.8	Amended and Restated Credit Agreement, (dated as of December 22, 2005) with Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, Sun Trust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the lenders a party thereto.

12	Statement re: Computation of Ratios.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to financial statements of the Trust.

23.2	Consent of Ernst & Young LLP relating to financial statements of the Operating Partnership.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.