Form 10-Q
period 2006-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2006-10-30
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file numbers:	1-13130 (Liberty Property Trust)
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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past ninety (90) days. Yes ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “Accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act). (check one):
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☑
On October 25, 2006, 90,422,332 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2006

Index		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheets of Liberty Property Trust at September 30, 2006 and December 31, 2005	3

	Condensed consolidated statements of operations of Liberty Property Trust for the three months ended September 30, 2006 and September 30, 2005	4

	Condensed consolidated statements of operations of Liberty Property Trust for the nine months ended September 30, 2006 and September 30, 2005	5

	Condensed consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2006 and September 30, 2005	6

	Notes to condensed consolidated financial statements of Liberty Property Trust	7

	Condensed consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2006 and December 31, 2005	16

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended September 30, 2006 and September 30, 2005	17

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the nine months ended September 30, 2006 and September 30, 2005	18

	Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2006 and September 30, 2005	19

	Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II.	Other Information	37

Signatures for Liberty Property Trust		39

Signatures for Liberty Property Limited Partnership		40

Exhibit Index		41
STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS
CERTIFICATION OF WILLIAM P. HANKOWSKY
CERTIFICATION OF GEORGE J. ALBURGER, JR.
CERTIFICATION OF WILLIAM P. HANKOWSKY
CERTIFICATION OF GEORGE J. ALBURGER, JR.
CERTIFICATION OF WILLIAM P. HANKOWSKY
CERTIFICATION OF GEORGE J. ALBURGER, JR.
CERTIFICATION OF WILLIAM P. HANKOWSKY
CERTIFICATION OF GEORGE J. ALBURGER, JR.

CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$661,109	$625,693
Building and improvements	3,770,921	3,711,575
Less accumulated depreciation	(794,612)	(741,912)

Operating real estate	3,637,418	3,595,356

Development in progress	472,836	324,924
Land held for development	169,734	158,653

Net real estate	4,279,988	4,078,933

Cash and cash equivalents	26,573	61,629
Restricted cash	13,891	29,085
Accounts receivable	24,067	14,761
Deferred rent receivable	71,656	72,818
Deferred financing and leasing costs, net of accumulated amortization (2006, $96,797; 2005, $108,103)	124,509	123,696
Investments in unconsolidated joint ventures	48,602	33,522
Assets held for sale	6,375	29,105
Prepaid expenses and other assets	83,164	56,773

Total assets	$4,678,825	$4,500,322

LIABILITIES
Mortgage loans	$201,731	$238,728
Unsecured notes	1,755,000	1,755,000
Credit facility	328,480	255,450
Accounts payable	41,486	32,919
Accrued interest	26,804	34,892
Dividend payable	58,472	56,490
Other liabilities	159,485	164,528

Total liabilities	2,571,458	2,538,007

Minority interest	270,719	253,133

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 191,200,000 shares authorized, 90,170,972 (includes 59,100 in treasury) and 88,415,764 (includes 59,100 in treasury) shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	90	88
Additional paid-in capital	1,879,429	1,799,068
Accumulated other comprehensive income	16,793	9,906
Distributions in excess of net income	(58,337)	(98,553)
Common shares in treasury, at cost, 59,100 shares as of September 30, 2006 and December 31, 2005	(1,327)	(1,327)

Total shareholders’ equity	1,836,648	1,709,182

Total liabilities and shareholders’ equity	$4,678,825	$4,500,322

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2006	September 30, 2005
OPERATING REVENUE
Rental	$118,745	$114,400
Operating expense reimbursement	52,678	47,808

Total operating revenue	171,423	162,208

OPERATING EXPENSE
Rental property	35,526	34,880
Real estate taxes	18,202	16,805
General and administrative	11,996	9,302
Depreciation and amortization	37,763	35,105

Total operating expenses	103,487	96,092

Operating income	67,936	66,116

OTHER INCOME (EXPENSE)
Interest and other income	3,257	2,606
Interest expense	(30,840)	(31,549)

Total other income (expense)	(27,583)	(28,943)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	40,353	37,173

(Loss) gain on property dispositions, including impairment	(104)	1,318
Income taxes	625	(796)
Minority interest	(5,087)	(4,699)
Equity in earnings of unconsolidated joint ventures	334	231

Income from continuing operations	36,121	33,227

Discontinued operations, net of minority interest (including net gain on property dispositions of $11,386 and $18,232 for the three months ended September 30, 2006 and 2005, respectively)	10,764	18,648

Net income	$46,885	$51,875

Earnings per common share
Basic:
Income from continuing operations	$0.40	$0.38
Income from discontinued operations	0.12	0.21

Income per common share – basic	$0.52	$0.59

Diluted:
Income from continuing operations	$0.40	$0.37
Income from discontinued operations	0.12	0.21

Income per common share – diluted	$0.52	$0.58

Distributions per common share	$0.62	$0.615

Weighted average number of common shares outstanding
Basic	89,675	87,443
Diluted	90,808	88,922
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2006	September 30, 2005
OPERATING REVENUE
Rental	$352,791	$347,168
Operating expense reimbursement	151,210	138,546

Total operating revenue	504,001	485,714

OPERATING EXPENSE
Rental property	105,914	101,350
Real estate taxes	53,333	48,078
General and administrative	33,511	27,301
Depreciation and amortization	110,422	102,380

Total operating expenses	303,180	279,109

Operating income	200,821	206,605

OTHER INCOME (EXPENSE)
Interest and other income	7,733	7,398
Interest expense	(90,894)	(91,909)

Total other income (expense)	(83,161)	(84,511)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	117,660	122,094

Gain (loss) on property dispositions, including impairment	17,257	(3,611)
Income taxes	15	(2,241)
Minority interest	(15,413)	(13,805)
Equity in earnings of unconsolidated joint ventures	1,250	2,433

Income from continuing operations	120,769	104,870

Discontinued operations, net of minority interest (including net gain on property dispositions of $87,588 and $32,652 for the nine months ended September 30, 2006 and 2005, respectively)	84,993	37,163

Net income	$205,762	$142,033

Earnings per common share
Basic:
Income from continuing operations	$1.36	$1.21
Income from discontinued operations	0.95	0.43

Income per common share – basic	$2.31	$1.64

Diluted:
Income from continuing operations	$1.34	$1.19
Income from discontinued operations	0.94	0.42

Income per common share – diluted	$2.28	$1.61

Distributions per common share	$1.85	$1.84

Weighted average number of common shares outstanding
Basic	88,923	86,670
Diluted	90,184	88,128
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net income	$205,762	$142,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,927	110,841
Amortization of deferred financing costs	3,188	3,527
Equity in earnings of unconsolidated joint ventures	(1,250)	(2,433)
Distributions from unconsolidated joint ventures	3,026	4,544
Minority interest in net income	19,184	15,304
Gain on property dispositions, including impairment	(104,845)	(29,041)
Noncash compensation	4,895	3,094
Changes in operating assets and liabilities:
Restricted cash	18,289	11,411
Accounts receivable	(8,071)	2,422
Deferred rent receivable	1,162	(5,147)
Prepaid expenses and other assets	(28,428)	(20,132)
Accounts payable	8,234	11,410
Accrued interest	(8,088)	(8,255)
Other liabilities	(7,701)	37,679

Net cash provided by operating activities	219,284	277,257

INVESTING ACTIVITIES
Investment in properties	(220,163)	(219,032)
Investment in unconsolidated joint ventures	(5,484)	(13,335)
Proceeds from disposition of properties/land	383,331	147,000
Investment in development in progress	(255,415)	(167,404)
Investment in land held for development	(52,064)	(69,920)
Increase in deferred leasing costs	(20,796)	(27,162)

Net cash used in investing activities	(170,591)	(349,853)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	61,185	68,165
Net proceeds from the issuance of preferred units	—	48,686
Net proceeds from issuance of unsecured notes	—	296,424
Repayments of mortgage loans	(37,586)	(126,768)
Proceeds from credit facility	419,095	461,650
Repayments on credit facility	(346,065)	(484,650)
Increase in deferred financing costs	(1,971)	(139)
Distributions to minority interests	—	(3,932)
Distributions paid on common shares	(164,005)	(158,308)
Distributions paid on units	(16,876)	(15,284)

Net cash (used in) provided by financing activities	(86,223)	85,844

(Decrease) increase in cash and cash equivalents	(37,530)	13,248
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,474	(3,706)
Cash and cash equivalents at beginning of period	61,629	33,667

Cash and cash equivalents at end of period	$26,573	$43,209

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$75,447	$26,429
Acquisition of properties	—	(23,973)
Assumption of mortgage loans	—	23,973
Issuance of operating partnership units	30,000	—
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2006
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% and 96.2% of the common equity of the Operating Partnership at September 30, 2006 and 2005, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2006 and 2005 (in thousands except per share amounts):

	For the Three Months Ended Sept. 30, 2006			For the Three Months Ended Sept. 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$36,121	89,675	$0.40	$33,227	87,443	$0.38

Dilutive shares for long-term compensation plans	—	1,133		—	1,479

Diluted income from continuing operations
Income from continuing operations and assumed conversions	36,121	90,808	$0.40	33,227	88,922	$0.37

Basic income from discontinued operations
Discontinued operations net of minority interest	10,764	89,675	$0.12	18,648	87,443	$0.21

Dilutive shares for long-term compensation plans	—	1,133		—	1,479

Diluted income from discontinued operations
Discontinued operations net of minority interest	10,764	90,808	$0.12	18,648	88,922	$0.21

Basic income per common share
Net income	46,885	89,675	$0.52	51,875	87,443	$0.59

Dilutive shares for long-term compensation plans	—	1,133		—	1,479

Diluted income per common share
Net income and assumed conversions	$46,885	90,808	$0.52	$51,875	88,922	$0.58

	For the Nine Months Ended Sept. 30, 2006			For the Nine Months Ended Sept. 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$120,769	88,923	$1.36	$104,870	86,670	$1.21

Dilutive shares for long-term compensation plans	—	1,261		—	1,458

Diluted income from continuing operations
Income from continuing operations and assumed conversions	120,769	90,184	$1.34	104,870	88,128	$1.19

Basic income from discontinued operations
Discontinued operations net of minority interest	84,993	88,923	$0.95	37,163	86,670	$0.43

Dilutive shares for long-term compensation plans	—	1,261		—	1,458

Diluted income from discontinued operations
Discontinued operations net of minority interest	84,993	90,184	$0.94	37,163	88,128	$0.42

Basic income per common share
Net income	205,762	88,923	$2.31	142,033	86,670	$1.64

Dilutive shares for long-term compensation plans	—	1,261		—	1,458

Diluted income per common share
Net income and assumed conversions	$205,762	90,184	$2.28	$142,033	88,128	$1.61

Share Based Compensation
Effective January 1, 2006 the Company adopted for its share-based employee compensation plan (the “Plan”) the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. In accordance with SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. Prior to 2003, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In January 2003, the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003.
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).
Certain restricted share awards and option awards are subject to accelerated vesting upon retirement. The Company historically accounted for these awards over the explicit service period. Upon adoption of SFAS No. 123(R), the Company expensed new awards to individuals qualifying for share acceleration. Compensation costs relating to awards granted prior to the adoption of SFAS No. 123(R) continue to be expensed over the explicit service period. Had the Company accounted for those awards over the substantive service period, compensation costs for the three months ended September 30, 2005 would have decreased by $0.1 million and for the nine months ended September 30, 2005 would have increased by $0.3 million.
Options:
The Company has authorized the grant of options under the Plan to executive officers, other key employees, non-employee trustees and consultants of up to 12.8 million shares of the Company’s common shares. All options granted have 10-year terms and most options vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the three months ended September 30, 2006 and 2005 was $212,000 and $193,000, respectively. Share based compensation cost related to options for the nine months ended September 30, 2006 and 2005 was $582,000 and $451,000, respectively.
Because option awards under the Plan vest over three years, the cost related to share-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested option awards in each period (in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2005
Income available to common shareholders	$51,875	$142,033
Add: Share-based compensation expense included in reported net income available to common shareholders	193	451
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(193)	(581)

Pro forma income available to common shareholders	$51,875	$141,903

Income per common share:
Basic – as reported	$0.59	$1.64
Basic – pro forma	$0.59	$1.64

Diluted – as reported	$0.58	$1.61
Diluted – pro forma	$0.58	$1.61
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Nine Months	Nine Months Ended
	Ended Sept. 30, 2006	Sept. 30, 2005
Risk-free interest rate	4.8%	4.4%
Dividend yield	5.8%	5.9%
Volatility factor	0.188	0.183
Weighted-average expected life	7 years	8 years
The following table summarizes the Company’s share option activity for the nine months ended September 30, 2006:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2006	3,521	$29.31
Granted	175	46.94
Exercised	(650)	27.38
Forfeited	(13)	41.73

Outstanding at September 30, 2006	3,033	$30.69

Exercisable at September 30, 2006	2,542	$28.15
The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $5.06 and $3.82, respectively. Exercise prices for options outstanding as of September 30, 2006 ranged from $21.88 to

$48.54. The weighted average remaining contractual life of the options outstanding and exercisable at September 30, 2006 was 5.2 years and 4.5 years, respectively.
During the nine months ended September 30, 2006 and 2005, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $11.6 million and $8.1 million, respectively. As of September 30, 2006, the aggregate intrinsic value of options outstanding was $51.9 million and the aggregate intrinsic value of options exercisable was $50.0 million. The total cash received from the exercise of options for the nine months ended September 30, 2006 and 2005 was $17.8 million and $13.4 million, respectively.
Long Term Incentive Shares (“LTI”):
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
Share-based compensation cost related to restricted LTI share grants for the three and nine months ended September 30, 2006 were $780,000 and $2,509,000, respectively, compared to $636,000 and $1,785,000 for the same periods in 2005.
The following table shows a summary of the Company’s restricted LTI share activity for the nine months ended September 30, 2006:

		Weighted Avg
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2006	253	$39.10
Granted	77	48.07
Vested	(50)	37.12
Forfeited	(7)	39.66

Nonvested at September 30, 2006	273	$41.99

As of September 30, 2006, there was $11.5 million of total unrecognized compensation cost related to nonvested LTI share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $1.9 million and $1.6 million, respectively.
Bonus Shares:
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the nine months ended September 30, 2006 and 2005 were 34,928 and 46,780, respectively. Share-based compensation cost related to Bonus Shares for the three and nine months ended September 30, 2006 was $0.1 million and $1.7 million, respectively, compared to $0.2 million and $1.9 million for the same periods in 2005.
Profit Sharing Plan:
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of common shares depending on Company performance. Shares issued in conjunction with the profit sharing plan for the nine months ended September 30, 2006 and 2005 were 3,072 and 3,126 shares, respectively.
Employee Share Purchase Plan:
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were 6,542 and 4,926 shares issued, in accordance with the ESPP, during the nine months ended September 30, 2006 and 2005, respectively.

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Other comprehensive income was $1.3 million for the three months ended September 30, 2006 and other comprehensive loss was $2.6 million for the three months ended September 30, 2005. Other comprehensive income was $6.9 million for the nine months ended September 30, 2006 and other comprehensive loss was $13.0 million for the nine months ended September 30, 2005. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
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

For the Three Months Ended September 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,312	$9,870	$23,432	$30,682	$31,352	$27,882	$893	$171,423
Rental property expenses and real estate taxes	15,178	3,430	3,592	11,653	9,902	9,252	721	53,728

Property level operating income	$32,134	$6,440	$19,840	$19,029	$21,450	$18,630	$172	117,695

Interest and other income								3,257
Interest expense								(30,840)
General and administrative								(11,996)
Depreciation and amortization								(37,763)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								40,353
Loss on property dispositions, including impairment								(104)
Income taxes								625
Minority interest								(5,087)
Equity in earnings of unconsolidated joint ventures								334
Discontinued operations, net of minority interest								10,764

Net income								$46,885

For the Three Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,091	$9,539	$21,791	$29,480	$27,061	$24,700	$4,546	$162,208
Rental property expenses and real estate taxes	14,098	3,352	5,554	11,080	8,546	8,419	636	51,685

Property level operating income	$30,993	$6,187	$16,237	$18,400	$18,515	$16,281	$3,910	110,523

Interest and other income								2,606
Interest expense								(31,549)
General and administrative								(9,302)
Depreciation and amortization								(35,105)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								37,173
Gain on property dispositions, including impairment								1,318
Income taxes								(796)
Minority interest								(4,699)
Equity in earnings of unconsolidated joint ventures								231
Discontinued operations, net of minority interest								18,648

Net income								$51,875

For the Nine Months Ended September 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$139,962	$29,013	$70,810	$93,320	$89,098	$79,076	$2,722	$504,001
Rental property expenses and real estate taxes	43,610	9,362	15,586	34,674	27,796	26,095	2,124	159,247

Property level operating income	$96,352	$19,651	$55,224	$58,646	$61,302	$52,981	$598	344,754

Interest and other income								7,733
Interest expense								(90,894)
General and administrative								(33,511)
Depreciation and amortization								(110,422)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								117,660
Gain on property dispositions, including impairment								17,257
Income taxes								15
Minority interest								(15,413)
Equity in earnings of unconsolidated joint ventures								1,250
Discontinued operations, net of minority interest								84,993

Net income								$205,762

For the Nine Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$142,450	$27,704	$63,438	$86,827	$77,654	$71,369	$16,272	$485,714
Rental property expenses and real estate taxes	42,134	9,613	16,278	32,046	23,814	22,855	2,688	149,428

Property level operating income	$100,316	$18,091	$47,160	$54,781	$53,840	$48,514	$13,584	336,286

Interest and other income								7,398
Interest expense								(91,909)
General and administrative								(27,301)
Depreciation and amortization								(102,380)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								122,094
Loss on property dispositions, including impairment								(3,611)
Income taxes								(2,241)
Minority interest								(13,805)
Equity in earnings of unconsolidated joint ventures								2,433
Discontinued operations, net of minority interest								37,163

Net income								$142,033

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2006 were $31.1 million and $289.3 million, respectively, as compared to $57.8 million and $150.7 million, respectively, for the same periods in 2005. Below is a summary of the results of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues	$1,039	$8,969	$10,925	$33,376
Operating expenses	(838)	(2,980)	(4,176)	(9,474)
Interest expense	(110)	(2,299)	(2,458)	(9,590)
Depreciation and amortization	(210)	(2,527)	(3,115)	(8,302)

Income before property dispositions and minority interest	$(119)	$1,163	$1,176	$6,010

As of September 30, 2006, the Company determined that the held for sale criteria in SFAS No. 144 has been met for two properties totaling 325,000 square feet.
During the nine months ended September 30, 2006, the Company sold properties to a joint venture in which the Company retained a 25% ownership interest for proceeds of $125 million. Sales of land and development properties and properties in operation where the Company has continuing involvement are reflected as a component of income from continuing operations. See Chicago Joint Venture below.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.

Note 4: Joint Ventures
Comcast Center
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania.
The transaction valued the property at $505 million, and in addition allocated approximately $10 million for closing costs and for future refurbishment costs. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008. In addition to retaining a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $472 million (including $7 million in refurbishment costs), and is also obligated to complete the initial lease up of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
Chicago Joint Venture
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet, and approximately 100 acres of developable land. The joint venture valued the buildings and land at $125 million. The Company retained a 25% ownership interest in the joint venture, and will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.
Note 5: Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.
EITF Issue 04-5
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). The effective date for Issue 04-5 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of Issue 04-5 did not have a material impact on the Company’s results of operations or its financial position.
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company beginning January 1, 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$661,109	$625,693
Building and improvements	3,770,921	3,711,575
Less accumulated depreciation	(794,612)	(741,912)

Operating real estate	3,637,418	3,595,356

Development in progress	472,836	324,924
Land held for development	169,734	158,653

Net real estate	4,279,988	4,078,933

Cash and cash equivalents	26,573	61,629
Restricted cash	13,891	29,085
Accounts receivable	24,067	14,761
Deferred rent receivable	71,656	72,818
Deferred financing and leasing costs, net of accumulated amortization (2006, $96,797; 2005, $108,103)	124,509	123,696
Investments in unconsolidated joint ventures	48,602	33,522
Assets held for sale	6,375	29,105
Prepaid expenses and other assets	83,164	56,773

Total assets	$4,678,825	$4,500,322

LIABILITIES
Mortgage loans	$201,731	$238,728
Unsecured notes	1,755,000	1,755,000
Credit facility	328,480	255,450
Accounts payable	41,486	32,919
Accrued interest	26,804	34,892
Distribution payable	58,472	56,490
Other liabilities	159,485	164,528

Total liabilities	2,571,458	2,538,007

Minority interest	249	407

OWNERS’ EQUITY
General partner’s equity – common units	1,836,648	1,709,182
Limited partners’ equity – preferred units	184,657	184,657
– common units	85,813	68,069

Total owners’ equity	2,107,118	1,961,908

Total liabilities and owners’ equity	$4,678,825	$4,500,322

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2006	September 30, 2005
OPERATING REVENUE
Rental	$118,745	$114,400
Operating expense reimbursement	52,678	47,808

Total operating revenue	171,423	162,208

OPERATING EXPENSE
Rental property	35,526	34,880
Real estate taxes	18,202	16,805
General and administrative	11,996	9,302
Depreciation and amortization	37,763	35,105

Total operating expenses	103,487	96,092

Operating income	67,936	66,116

OTHER INCOME (EXPENSE)
Interest and other income	3,257	2,606
Interest expense	(30,840)	(31,549)

Total other income (expense)	(27,583)	(28,943)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	40,353	37,173

(Loss) gain on property dispositions, including impairment	(104)	1,318
Income taxes	625	(796)
Minority interest	—	(15)
Equity in earnings of unconsolidated joint ventures	334	231

Income from continuing operations	41,208	37,911

Discontinued operations (including net gain on property dispositions of $11,386 and $18,232 for the three months ended September 30, 2006 and 2005, respectively)	11,267	19,395

Net income	52,475	57,306

Preferred unit distributions	(3,401)	(3,353)

Income available to common unitholders	$49,074	$53,953

Earnings per common unit
Basic:
Income from continuing operations	$0.40	$0.38
Income from discontinued operations	0.12	0.21

Income per common unit – basic	$0.52	$0.59

Diluted:
Income from continuing operations	$0.40	$0.37
Income from discontinued operations	0.12	0.21

Income per common unit – diluted	$0.52	$0.58

Distributions per common unit	$0.62	$0.615

Weighted average number of common units outstanding
Basic	93,877	90,961
Diluted	95,010	92,440
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2006	September 30, 2005
OPERATING REVENUE
Rental	$352,791	$347,168
Operating expense reimbursement	151,210	138,546

Total operating revenue	504,001	485,714

OPERATING EXPENSE
Rental property	105,914	101,350
Real estate taxes	53,333	48,078
General and administrative	33,511	27,301
Depreciation and amortization	110,422	102,380

Total operating expenses	303,180	279,109

Operating income	200,821	206,605

OTHER INCOME (EXPENSE)
Interest and other income	7,733	7,398
Interest expense	(90,894)	(91,909)

Total other income (expense)	(83,161)	(84,511)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	117,660	122,094

Gain (loss) on property dispositions, including impairment	17,257	(3,611)
Income taxes	15	(2,241)
Minority interest	—	(370)
Equity in earnings of unconsolidated joint ventures	1,250	2,433

Income from continuing operations	136,182	118,305

Discontinued operations (including net gain on property dispositions of $87,588 and $32,652 for the nine months ended September 30, 2006 and 2005, respectively)	88,764	38,662

Net income	224,946	156,967

Preferred unit distributions	(10,203)	(8,692)
Excess of preferred unit redemption over carrying amount	—	(500)

Income available to common unitholders	$214,743	$147,775

Earnings per common unit
Basic:
Income from continuing operations	$1.36	$1.21
Income from discontinued operations	0.95	0.43

Income per common unit – basic	$2.31	$1.64

Diluted:
Income from continuing operations	$1.34	$1.19
Income from discontinued operations	0.94	0.42

Income per common unit – diluted	$2.28	$1.61

Distributions per common unit	$1.85	$1.84

Weighted average number of common units outstanding
Basic	92,717	90,237
Diluted	93,978	91,695
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net income	$224,946	$156,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,927	110,841
Amortization of deferred financing costs	3,188	3,527
Equity in earnings of unconsolidated joint ventures	(1,250)	(2,433)
Distributions from unconsolidated joint ventures	3,026	4,544
Minority interest in net income	—	370
Gain on property dispositions, including impairment	(104,845)	(29,041)
Noncash compensation	4,895	3,094
Changes in operating assets and liabilities:
Restricted cash	18,289	11,411
Accounts receivable	(8,071)	2,422
Deferred rent receivable	1,162	(5,147)
Prepaid expenses and other assets	(28,428)	(20,132)
Accounts payable	8,234	11,410
Accrued interest	(8,088)	(8,255)
Other liabilities	(7,701)	37,679

Net cash provided by operating activities	219,284	277,257

INVESTING ACTIVITIES
Investment in properties	(220,163)	(219,032)
Investment in unconsolidated joint ventures	(5,484)	(13,335)
Proceeds from disposition of properties/land	383,331	147,000
Investment in development in progress	(255,415)	(167,404)
Investment in land held for development	(52,064)	(69,920)
Increase in deferred leasing costs	(20,796)	(27,162)

Net cash used in investing activities	(170,591)	(349,853)

FINANCING ACTIVITIES
Net proceeds from the issuance of preferred units	—	48,686
Net proceeds from issuance of unsecured notes	—	296,424
Repayments of mortgage loans	(37,586)	(126,768)
Proceeds from credit facility	419,095	461,650
Repayments on credit facility	(346,065)	(484,650)
Increase in deferred financing costs	(1,971)	(139)
Capital contributions	61,185	68,165
Distributions to partners	(180,881)	(177,524)

Net cash (used in) provided by financing activities	(86,223)	85,844

(Decrease) increase in cash and cash equivalents	(37,530)	13,248
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,474	(3,706)
Cash and cash equivalents at beginning of period	61,629	33,667

Cash and cash equivalents at end of period	$26,573	$43,209

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$75,447	$26,429
Acquisition of properties	—	(23,973)
Assumption of mortgage loans	—	23,973
Issuance of operating partnership units	30,000	—
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust, (the “Trust”), is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership, a Pennsylvania limited partnership, (the “Operating Partnership” and together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.5% and 96.2% of the common equity of the Operating Partnership at September 30, 2006 and 2005, respectively. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands, except per unit amounts):

	For the Three Months Ended Sept. 30, 2006			For the Three Months Ended Sept. 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$41,208			$37,911
Less: Preferred unit distributions	(3,401)			(3,353)

Basic income from continuing operations

Income from continuing operations available to common unitholders	37,807	93,877	$0.40	34,558	90,961	$0.38

Dilutive units for long-term compensation plans	—	1,133		—	1,479

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	37,807	95,010	$0.40	34,558	92,440	$0.37

Basic income from discontinued operations
Discontinued operations	11,267	93,877	$0.12	19,395	90,961	$0.21

Dilutive units for long-term compensation plans	—	1,133		—	1,479

Diluted income from discontinued operations
Discontinued operations	11,267	95,010	$0.12	19,395	92,440	$0.21

Basic income per common unit
Income available to common unitholders	49,074	93,877	$0.52	53,953	90,961	$0.59

Dilutive units for long-term compensation plans	—	1,133		—	1,479

Diluted income per common unit
Income available to common unitholders and assumed conversions	$49,074	95,010	$0.52	$53,953	92,440	$0.58

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$136,182			$118,305
Less: Preferred unit distributions	(10,203)			(8,692)
Excess of preferred unit redemption over carrying amount	—			(500)

Basic income from continuing operations
Income from continuing operations available to common unitholders	125,979	92,717	$1.36	109,113	90,237	$1.21

Dilutive units for long-term compensation plans	—	1,261		—	1,458

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	125,979	93,978	$1.34	109,113	91,695	$1.19

Basic income from discontinued operations
Discontinued operations	88,764	92,717	$0.95	38,662	90,237	$0.43

Dilutive units for long-term compensation plans	—	1,261		—	1,458

Diluted income from discontinued operations
Discontinued operations	88,764	93,978	$0.94	38,662	91,695	$0.42

Basic income per common unit
Income available to common unitholders	214,743	92,717	$2.31	147,775	90,237	$1.64

Dilutive units for long-term compensation plans	—	1,261		—	1,458

Diluted income per common unit
Income available to common unitholders and assumed conversions	$214,743	93,978	$2.28	$147,775	91,695	$1.61

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates its financial statements into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units. Other comprehensive income was $1.3 million for the three months ended September 30, 2006 and other comprehensive loss was $2.6 million for the three months ended September 30, 2005. Other comprehensive income was $6.9 million for the nine months ended September 30, 2006 and other comprehensive loss was $13.0 million for the nine months ended September 30, 2005. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida United Kingdom	Jacksonville; Orlando; Boca Raton; Tampa; Texas County of Kent

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

For the Three Months Ended September 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$47,312	$9,870	$23,432	$30,682	$31,352	$27,882	$893	$171,423
Rental property expenses and real estate taxes	15,178	3,430	3,592	11,653	9,902	9,252	721	53,728

Property level operating income	$32,134	$6,440	$19,840	$19,029	$21,450	$18,630	$172	117,695

Interest and other income								3,257
Interest expense								(30,840)
General and administrative								(11,996)
Depreciation and amortization								(37,763)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								40,353
Loss on property dispositions, including impairment								(104)
Income taxes								625
Minority interest								—
Equity in earnings of unconsolidated joint ventures								334
Discontinued operations								11,267

Net income								$52,475

For the Three Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$45,091	$9,539	$21,791	$29,480	$27,061	$24,700	$4,546	$162,208
Rental property expenses and real estate taxes	14,098	3,352	5,554	11,080	8,546	8,419	636	51,685

Property level operating income	$30,993	$6,187	$16,237	$18,400	$18,515	$16,281	$3,910	110,523

Interest and other income								2,606
Interest expense								(31,549)
General and administrative								(9,302)
Depreciation and amortization								(35,105)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								37,173
Gain on property dispositions, including impairment								1,318
Income taxes								(796)
Minority interest								(15)
Equity in earnings of unconsolidated joint ventures								231
Discontinued operations								19,395

Net income								$57,306

For the Nine Months Ended September 30, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$139,962	$29,013	$70,810	$93,320	$89,098	$79,076	$2,722	$504,001
Rental property expenses and real estate taxes	43,610	9,362	15,586	34,674	27,796	26,095	2,124	159,247

Property level operating income	$96,352	$19,651	$55,224	$58,646	$61,302	$52,981	$598	334,754

Interest and other income								7,733
Interest expense								(90,894)
General and administrative								(33,511)
Depreciation and amortization								(110,422)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								117,660
Gain on property dispositions, including impairment								17,257
Income taxes								15
Minority interest								—
Equity in earnings of unconsolidated joint ventures								1,250
Discontinued operations								88,764

Net income								$224,946

For the Nine Months Ended September 30, 2005
	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$142,450	$27,704	$63,438	$86,827	$77,654	$71,369	$16,272	$485,714
Rental property expenses and real estate taxes	42,134	9,613	16,278	32,046	23,814	22,855	2,688	149,428

Property level operating income	$100,316	$18,091	$47,160	$54,781	$53,840	$48,514	$13,584	336,286

Interest and other income								7,398
Interest expense								(91,909)
General and administrative								(27,301)
Depreciation and amortization								(102,380)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								122,094
Loss on property dispositions, including impairment								(3,611)
Income taxes								(2,241)
Minority interest								(370)
Equity in earnings of unconsolidated joint ventures								2,433
Discontinued operations								38,662

Net income								$156,967

Note 3: SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three and nine months ended September 30, 2006 were $31.1 million and $289.3 million, respectively, as compared to $57.8 million and $150.7 million, respectively, for the same periods in 2005. Below is a summary of the results of the properties disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues	$1,039	$8,969	$10,925	$33,376
Operating expenses	(838)	(2,980)	(4,176)	(9,474)
Interest expense	(110)	(2,299)	(2,458)	(9,590)
Depreciation and amortization	(210)	(2,527)	(3,115)	(8,302)

Income before property dispositions	$(119)	$1,163	$1,176	$6,010

As of September 30, 2006, the Company determined that the held for sale criteria in SFAS No. 144 had been met for two properties totaling 325,000 square feet.
During the nine months ended September 30, 2006, the Company sold properties to a joint venture in which the Company retained a 25% ownership interest for proceeds of $125 million. Sales of land and development properties and properties in operation where the Company has continuing involvement are reflected as a component of income from continuing operations. See Chicago Joint Venture below.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Note 4: Joint Ventures
Comcast Center
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania.
The transaction valued the property at $505 million, and in addition allocated approximately $10 million for closing costs and for future refurbishment costs. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008. In addition to retaining a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $472 million (including $7 million in refurbishment costs), and is also obligated to complete the initial lease up of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
Chicago Joint Venture
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet, and approximately 100 acres of developable land. The joint venture valued the buildings and land at $125 million. The Company retained a 25% ownership interest in the joint venture, and will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.
Note 5: Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.
EITF Issue 04-5
In June 2005, the FASB ratified its consensus in EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). The effective date for Issue 04-5 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships. The adoption of Issue 04-5 did not have a material impact on the Company’s results of operations or its financial position.

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company beginning January 1, 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

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
As of September 30, 2006, the Company had an ownership interest in and operated 421 industrial and 292 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom (the “Properties in Operation”) totaling 64.8 million square feet. In addition, as of September 30, 2006, the Company had an ownership interest in 34 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and had an ownership interest in 1,479 acres of land, substantially all of which is zoned for commercial use. Included within the Properties and land above are 38 industrial and 10 office properties comprising 6.2 million square feet, three development properties comprising 850,000 square feet and 302 acres of developable land owned by unconsolidated joint ventures.
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
The Company continues to experience the effects of the generally slow real estate economy. This circumstance has impacted many aspects of the Company’s business. Revenue from the Properties in Operation, which represents over 95% of the Company’s revenue, was subjected in many of its markets to market conditions characterized by an oversupply of leaseable space and soft demand. The Company believes that these market conditions for the Properties in Operation, which have persisted for some time, are generally improving. Rental rates in many of the Company’s markets have stabilized or improved. The Company successfully leased 3.2 million square feet during the three months ended September 30, 2006 and attained occupancy of 93.1% as of that date. The Company believes that straight line rents on renewal and replacement leases for 2007 generally will be 1% to 3% greater than rents on expiring leases, notwithstanding selected decreases. Furthermore, the Company believes that average occupancy for its Properties in Operation will improve by 1% to 2% for 2007 compared to 2006.
Conditions in 2006 for the acquisition of properties continue to be very competitive. During the third quarter of 2006, the Company acquired nine buildings representing 952,000 square feet for a Total Investment, as defined below, of $127.6 million. From January 1, 2006 through September 30, 2006, the Company acquired 16 buildings representing 1.9 million square feet of operating properties for a Total Investment of $189.1 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. For 2006, the Company believes that the level of property acquisitions will be in the $350 million to $400 million range. For 2007, the Company believes that property acquisitions will be in the $450 million to $550 million range and that, similar to 2006, certain of the acquired properties will be either vacant or underleased. The Company considers acquiring vacant or underleased properties where it believes that such properties are attractively priced and will positively contribute to earnings upon lease up and stabilization. In addition, the Company believes that joint ventures in which the Company holds an ownership interest will acquire properties in the $75 million to $100 million range in 2007. “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
Dispositions of Properties in 2006 have been significant. This disposition activity has allowed the Company to (1) shift emphasis or exit product types in certain markets; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain well situated assets. In 2006, it is anticipated that the Company’s efforts to upgrade the quality of the portfolio, in terms of age and/or strategic location, through a mix of acquisitions and dispositions will be dilutive to the Company’s earnings. During the third quarter of 2006, the Company realized proceeds of $32.8 million from the sale of nine operating properties representing 447,000 square feet of leasable space and three acres of land. From January 1, 2006 through September 30, 2006, the Company realized aggregate proceeds of $291.6 million from the sale of 36 operating properties representing 3.3 million square feet and five acres of land. Additionally, during the nine months ended September 30, 2006, the Company sold six operating properties and 104 acres of land to a joint venture in which the Company retained a 25% interest for $125.0 million. The real estate investment market continues to be very strong. Given this situation, the Company anticipates that disposition activity for 2006 will be in the $550 million to $600 million range and will be in the $350 million to $450 million range for 2007.
In 2006, the Company continued to pursue development opportunities. During the third quarter of 2006, the Company brought into service six development properties representing 312,000 square feet and a Total Investment of $35.1 million and initiated $116.4 million in real estate development. As of September 30, 2006, the projected Total Investment of the wholly owned Properties under Development is expected to be $936.1 million, including the $472 million Comcast Center project. The Company believes that in 2006, it will bring into service from its development pipeline properties representing approximately $210 million of Total Investment in operating real estate. In 2007, the Company will continue to pursue development opportunities and the Company believes that in 2007 it will bring into service from its development pipeline approximately $325 million to $350 million of Total Investment in operating real estate.
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. During the nine months ended September 30, 2006, the Company entered into two joint ventures. – See Note 4 to the Company’s financial statements. During the nine months ended September 30, 2006, unconsolidated joint ventures purchased one property for a Total Investment of $13.8 million and sold two properties representing 143,000 square feet and six acres of land for proceeds to the joint venture of $9.9 million. In addition, during the nine months ended September 30, 2006, unconsolidated joint ventures initiated $63.0 million in real estate development.
The composition of the Company’s Properties in Operation as of September 30, 2006 and 2005 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
Industrial-Distribution	$4.29	$4.11	31,680	29,386	94.6%	94.9%
Industrial-Flex	$9.02	$8.62	12,695	13,152	93.8%	91.9%
Office	$14.29	$14.28	20,440	20,050	90.5%	87.6%

	$8.29	$8.16	64,815	62,588	93.1%	91.9%

Geographic segment data for the three and nine months ended September 30, 2006 and 2005 are included in Note 2 to the Liberty Property Trust and Liberty Property Limited Partnership financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate and intangibles. During the three months ended September 30, 2006, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2006 with the results of operations of the Company for the three and nine months ended September 30, 2005. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2006 and 2005, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2006 to Three and Nine Months Ended September 30, 2005.
Operating real estate owned for the three months ended September 30, 2006 increased to $4,337.8 million from $3,863.6 million for the three months ended September 30, 2005 and for the nine months ended September 30, 2006 increased to $4,219.1 million from $3,772.6 million for the nine months ended September 30, 2005. This increase resulted from the increased investment in real estate acquired or developed. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $171.4 million for the three months ended September 30, 2006 from $162.2 million for the three months ended September 30, 2005 and increased to $504.0 million for the nine months ended September 30, 2006 from $485.7 million for the nine months ended September 30, 2005. The $9.2 million increase during the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to the increase in investment in operating real estate and increased revenue from the Same Store group of properties. The Same Store increase in revenue resulted from the average increase in occupancy. Increases in operating revenue were partially offset by a decrease in “Termination Fees” which totaled $0.5 million for the three months ended September 30, 2006 as compared to $1.8 million for the same period in 2005. The $18.3 million increase during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to the increase in investment in real estate and increased revenue from the Same Store group of properties. The Same Store increase for the nine month periods also resulted from average occupancy increases. Increases in operating revenue were partially offset by a decrease in “Termination Fees” which totaled $5.4 million for the nine months ended September 30, 2006 as compared to $15.6 million for the nine months ended September 30, 2005. “Termination Fees” are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Three Months Ended				Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	% inc (dec)		Sept. 30, 2006	Sept. 30, 2005	% inc (dec)
Delaware Valley
– SE Pennsylvania	$32,134	$30,993	3.7%		$96,352	$100,316	(4.0%)
– Other	6,440	6,187	4.1%		19,651	18,091	8.6%
Midwest
– Lehigh Valley	19,840	16,237	22.2%	(1)	55,224	47,160	17.1%	(1)
– Other	19,029	18,400	3.4%		58,646	54,781	7.1%
Mid-Atlantic	21,450	18,515	15.9%	(2)	61,302	53,840	13.9%	(2)
Florida	18,630	16,281	14.4%	(3)	52,981	48,514	9.2%
United Kingdom	172	3,910	(95.6%)	(4)	598	13,584	(95.6%)	(4)

Totals	$117,695	$110,523	6.5%		$344,754	$336,286	2.5%

(1)	The increases for both the three and nine month periods ended September 30, 2006 versus the three and nine months ended September 30, 2005 are primarily due to an increase in average gross investment in operating real estate during the respective periods. In addition, results for the three and nine month periods ending September 30, 2006 reflected a $2.0 million bankruptcy settlement.

(2)	The increases for both the three and nine month periods ended September 30, 2006 versus the three and nine months ended September 30, 2005 are primarily due to an increase in occupancy.

(3)	The increase for the three month period ended September 30, 2006 versus the three months ended September 30, 2005 is primarily due to increased occupancy and an increase in average gross investment in operating real estate.

(4)	The decreases for both the three and nine month periods ended September 30, 2006 versus the three and nine months ended September 30, 2005 are primarily due to the sale of 15 operating properties to a joint venture in December 2005.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $104.2 million for the three months ended September 30, 2006 from $99.6 million for the three months ended September 30, 2005, on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and increased to $103.1 million for the three months ended September 30, 2006 from $97.9 million for the three months ended September 30, 2005 on a cash basis. These increases are primarily due to an increase in occupancy for the Same Store properties and the recovery of a $2.0 million tenant bankruptcy settlement in 2006.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $306.3 million for the nine months ended September 30, 2006 from $300.9 million for the nine months ended September 30, 2005 on a straight line basis and increased to $302.5 million for the nine months ended September 30, 2006 from $295.5 million for the nine months ended September 30, 2005 on a cash basis. These increases are primarily due to an increase in occupancy for the Same Store properties and the recovery of a $2.0 million tenant bankruptcy settlement in 2006.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 601 properties totaling approximately 51.0 million square feet owned since January 1, 2005.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2006 and 2005. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes and minority interest because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Same Store:
Rental revenue	$104,871	$102,558	$311,905	$308,761

Operating expenses:
Rental property expense	31,711	32,239	94,609	94,481
Real estate taxes	16,456	15,641	48,053	45,549
Operating expense recovery	(47,470)	(44,971)	(137,040)	(132,127)

Unrecovered operating expenses	697	2,909	5,622	7,903

Property level operating income	104,174	99,649	306,283	300,858
Less straight line rent	1,101	1,774	3,808	5,339

Cash basis property level operating income	$103,073	$97,875	$302,475	$295,519

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$104,174	$99,649	$306,283	$300,858
Property level operating income – properties purchased or developed subsequent to January 1, 2005	13,012	9,068	33,107	19,877
Termination fees	509	1,806	5,364	15,551
General and administrative expense	(11,996)	(9,302)	(33,511)	(27,301)
Depreciation and amortization expense	(37,763)	(35,105)	(110,422)	(102,380)
Other income (expense)	(27,583)	(28,943)	(83,161)	(84,511)
(Loss) gain on property dispositions, including impairment	(104)	1,318	17,257	(3,611)
Income taxes	625	(796)	15	(2,241)
Minority interest	(5,087)	(4,699)	(15,413)	(13,805)
Equity in earnings of unconsolidated joint ventures	334	231	1,250	2,433
Discontinued operations, net of minority interest	10,764	18,648	84,993	37,163

Net income	$46,885	$51,875	$205,762	$142,033

General and Administrative
General and administrative expenses increased to $12.0 million for the three months ended September 30, 2006 from $9.3 million for the three months ended September 30, 2005 and increased to $33.5 million for the nine months ended September 30, 2006 from $27.3 million for the nine months ended September 30, 2005. The increases were primarily due to increases in compensation expense for real estate personnel necessitated by the competitive real estate market and increases in personnel consistent with the increase in the size and complexity of the Company.
Depreciation and Amortization
Depreciation and amortization increased to $37.8 million for the three months ended September 30, 2006 from $35.1 million for the three months ended September 30, 2005 and increased to $110.4 million for the nine months ended September 30, 2006 from $102.4 million for the nine months ended September 30, 2005. The increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in leasing costs, which are amortized over a shorter period than are buildings and improvements.
Interest Expense
Interest expense decreased to $30.8 million for the three months ended September 30, 2006 from $31.5 million for the three months ended September 30, 2005 and decreased to $90.9 million for the nine months ended September 30, 2006 from $91.9 million for the nine months ended September 30, 2005. These decreases were due to a decrease in the average debt outstanding for the respective periods, which was $2,232.4 million for the three months ended September 30, 2006 as compared to $2,285.3 million for the three months ended September 30, 2005 and $2,232.9 million for the nine months ended September 30, 2006 as compared to $2,239.1 million for the nine months ended September 30, 2005. Additionally, interest expense allocated to discontinued operations for the three and nine months ended September 30, 2006 was less than the interest expense allocated to discontinued operations for the three and nine months ended September 30, 2005 by $2.2 million and $7.1 million, respectively, due to the level of dispositions throughout 2005 and the first three quarters of 2006. Interest costs for the three months ended September 30, 2006 and 2005 in the amount of $7.6 million and $4.7 million, respectively, and interest costs for the nine months ended September 30, 2006 and 2005 in the amounts of $21.0 million and $12.6 million, respectively, were capitalized. The effect of the decreases in the average debt outstanding was partially offset by increases in the weighted average interest rates for the periods to 6.70% for the three months ended September 30, 2006 from 6.53% in 2005 and to 6.66% for the nine months ended September 30, 2006 from 6.58% for the nine months ended September 30, 2005.
Other
Costs directly related to the development of rental properties and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development-related salaries and benefits, excluding costs related to Comcast Center, historically represent approximately 1-2% of the cost of developed properties brought into service. Capitalized development-related salaries and benefits for Comcast Center are less than 1% of the cost of the project.
Gain on property dispositions including impairment was $17.3 million for the nine months ended September 30, 2006 compared to a loss of $3.6 million for the nine months ended September 30, 2005. The change is primarily due to the gains realized on the sale of a 75% interest in six distribution buildings and 104 acres of land in Chicago to a joint venture during the second quarter of 2006. Additionally during the three month periods ended September 30, 2006 and 2005, gains and losses on property dispositions were insignificant.
Income from discontinued operations decreased to $10.8 million from $18.6 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 and increased to $85.0 million from $37.2 million for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005. The change in discontinued operations for the three and nine month periods relates to the amount of gain on sale recognized from property sales during the respective periods.
As a result of the foregoing, the Company’s net income decreased to $46.9 million for the three months ended September 30, 2006 from $51.9 million for the three months ended September 30, 2005 and increased to $205.8 million for the nine months ended September 30, 2006 from $142.0 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources
As of September 30, 2006, the Company had cash and cash equivalents of $40.5 million, including $13.9 million in restricted cash.
Net cash flow provided by operating activities decreased to $219.3 million for the nine months ended September 30, 2006 from $277.3 million for the nine months ended September 30, 2005. This $58.0 million decrease was due to fluctuations in operating assets and liabilities, particularly accrued liabilities related to the increasing development pipeline, during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash used by investing activities decreased to $170.6 million for the nine months ended September 30, 2006 from $349.9 million for the nine months ended September 30, 2005. This $179.3 million change primarily resulted from an increase in proceeds from the disposition of properties/land and an increase in investment in development in progress.
Net cash used in financing activities was $86.2 million for the nine months ended September 30, 2006 compared to $85.8 million provided by financing activities for the nine months ended September 30, 2005. This $172.0 million change was primarily due to a decrease in borrowings in 2006 compared to 2005 due to the increase in proceeds from dispositions. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of Properties. For the nine months ended September 30, 2006, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the credit facility fluctuate based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one year extension option.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the earnings to fixed charge coverage ratio. As of September 30, 2006 the Company’s debt to gross assets ratio was 41.8%, and for the nine months ended September 30, 2006, the fixed charge coverage ratio was 2.6x. Debt to gross assets equals total long-term debt and borrowings under the $600 million Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2006, $201.7 million in mortgage loans and $1,755.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.8%. The interest rates on $1,956.7 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.3 years.

The scheduled maturities and principal amortization of the Company’s mortgage loans, unsecured notes, borrowings under the $600 million Credit Facility and the financing related to the Comcast Center, (see footnote 1 below), and the related weighted average interest rates as of September 30, 2006 are as follows (dollars in thousands):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT			AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY		TOTAL	INTEREST RATE
2006 (3 months)	$2,436	$16,608	$100,000	$—		$119,044	7.16%
2007	8,551	1,553	100,000	—		110,104	7.22%
2008	7,932	39,753	—	76,480	(1)	124,165	6.14%
2009	5,652	46,148	270,000	—		321,800	7.77%
2010	4,827	4,738	200,000	252,000		461,565	6.89%
2011	4,101	10,730	250,000	—		264,831	7.26%
2012	3,219	32,911	235,000	—		271,130	6.47%
2013	2,691	—	—	—		2,691	6.00%
2014	2,857	—	200,000	—		202,857	5.65%
2015	3,033	—	300,000	—		303,033	5.13%
2016 & thereafter	3,991	—	100,000	—		103,991	7.44%

	$49,290	$152,441	$1,755,000	$328,480		$2,285,211	6.68%

(1)	Represents a deposit by the joint venture partner in the Comcast Center (see Note 4 to the Company’s financial statements) which bears interest at the greater of 5% or the current rate on the $600 million Credit Facility until development of the Comcast Center building is completed.
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
The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2006 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2006 (3 months)	689	$3,249	342	$3,000	393	$4,529	1,424	$10,778
2007	4,160	17,260	1,844	17,786	1,995	27,862	7,999	62,908
2008	4,655	18,809	2,255	21,664	2,560	38,839	9,470	79,312
2009	4,935	22,248	2,175	20,098	2,952	45,203	10,062	87,549
2010	2,187	10,802	1,560	15,330	2,644	39,269	6,391	65,401
2011	3,536	16,072	1,150	11,967	2,312	37,627	6,998	65,666
Thereafter	9,805	52,730	2,586	28,244	5,635	102,960	18,026	183,934

TOTAL	29,967	$141,170	11,912	$118,087	18,491	$296,289	60,370	$555,548

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 7.0 million square feet of Properties under Development as of September 30, 2006 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
4th Quarter 2006	424,320	48,000	152,971	625,291	92.8%	$51,865
1st Quarter 2007	203,092	79,600	77,708	360,400	67.0%	29,071
2nd Quarter 2007	150,000	—	159,638	309,638	45.7%	45,781
3rd Quarter 2007	1,277,759	138,184	230,000	1,645,943	43.4%	124,787
4th Quarter 2007	968,000	83,200	450,000	1,501,200	30.0%	134,859
1st Quarter 2008	592,672	—	110,154	702,826	—	60,397
2nd Quarter 2008	120,000	167,600	75,816	363,416	13.8%	36,314
3rd Quarter 2008	—	—	1,504,037	1,504,037	65.3%	516,088

TOTAL	3,735,843	516,584	2,760,324	7,012,751	45.1%	$999,162

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of October 25, 2006, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $806.2 million in debt securities.
Investment in Unconsolidated Joint Ventures
During the nine months ended September 30, 2006, the Company sold six operating properties located in Chicago which contained 2.1 million square feet and 104 acres of land to a joint venture, for $125.0 million. The Company retained a 25% ownership position in the joint venture.
During the nine months ended September 30, 2006, the Company entered into a joint venture with a subsidiary of Commerzbank AG, selling an 80% interest in Comcast Center upon its completion and stabilization. The transaction values the property at $505 million, and in addition allocates approximately $10 million for closing costs and for future refurbishment costs. In connection with the transaction, the joint venture has obtained a $324 million forward loan commitment.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $472 million (including $7 million in refurbishment costs), and is also obligated to complete the initial lease up of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
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

Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations (“FFO”) available to common shareholders for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reconciliation of net income to FFO – basic

Net Income	$46,885	$51,875	$205,762	$142,033

Basic – Income available to common shareholders	46,885	51,875	205,762	142,033
Basic – income available to common shareholders per weighted average share	$0.52	$0.59	$2.31	$1.64

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	792	291	2,108	943
Depreciation and amortization	37,404	36,997	111,804	108,780
Gain on property dispositions	(12,192)	(19,550)	(106,487)	(35,157)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,160)	(683)	(479)	(2,894)

Funds from operations available to common shareholders — basic	$71,729	$68,930	$212,708	$213,705

Basic Funds from operations available to common shareholders per weighted average share	$0.80	$0.79	$2.39	$2.47

Reconciliation of net income to FFO – diluted:

Net Income	$46,885	$51,875	$205,762	$142,033

Diluted – income available to common shareholders	46,885	51,875	205,762	142,033
Diluted – income available to common shareholders per weighted average share	$0.52	$0.58	$2.28	$1.61

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	792	291	2,108	943
Depreciation and amortization	37,404	36,997	111,804	108,780
Gain on property dispositions	(12,192)	(19,550)	(106,487)	(35,157)
Minority interest less preferred share distributions	2,189	2,093	8,981	5,745

Funds from operations available to common shareholders – diluted	$75,078	$71,706	$222,168	$222,344

Diluted Funds from operations available to common shareholders per weighted average share	$0.79	$0.78	$2.36	$2.42

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	89,675	87,443	88,923	86,670
Dilutive shares for long term compensation plans	1,133	1,479	1,261	1,458

Diluted shares for net income calculations	90,808	88,922	90,184	88,128
Weighted average common units	4,202	3,518	3,794	3,567

Diluted shares for Funds from operations calculations	95,010	92,440	93,978	91,695

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $600 million Credit Facility and the financing related to the Comcast Center, (see footnote (1) to the debt maturity schedule in the Liquidity and Capital Resources Section), bear interest at variable rates; therefore, the amount of interest payable under the $600 million Credit Facility and the financing related to the Comcast Center is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2005.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	October 30, 2006

William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	October 30, 2006

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY	October 30, 2006

William P. Hankowsky President and Chief Executive Officer	Date

/s/ GEORGE J. ALBURGER, JR.	October 30, 2006

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)