Form 10-K
period 2006-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2007-03-01
CIK 921112, 921113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
YES ☐ NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $4.0 billion, based upon the closing price of $44.20 on the New York Stock Exchange composite tape on June 30, 2006. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an “affiliate” for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 23, 2007: 91,402,800
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2007 are incorporated by reference into Part III of this Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions (including related pro forma financial information), dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “hopes,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”) which was founded in 1972. As of December 31, 2006, the Company’s portfolio consisted of 720 industrial and office properties (the “Properties in Operation”) totaling 65.3 million square feet. In addition, at that date, the Company had 38 properties under development, which when completed are expected to add 7.4 million square feet to the Company’s portfolio (the “Properties Under Development” and, together with the Properties in Operation, the “Properties”), and owned 1,607 acres of land, substantially all of which was zoned for commercial use. Included in the above totals are 48 Properties in Operation comprising 6.2 million square feet, five Properties Under Development expected to add 1.1 million square feet and 283 acres of developable land owned by unconsolidated joint ventures in which the Company has an interest.
The Company provides leasing, property management, development, acquisition and other tenant-related services for the Properties in Operation. The Company’s industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Company’s Properties are located in prime business locations within established business communities. In addition, the Company is developing a 1.25 million square foot office tower, known as the Comcast Center, in Philadelphia’s central business district.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at December 31, 2006. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). The Common Units held by the limited partners were exchangeable for 4.2 million Common Shares on December 31, 2006. The Company has issued Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units are exchangeable on a one-for-one basis after stated dates into Cumulative Redeemable Preferred Shares of the Trust. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as minority interest.
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
Also posted on the Company’s website is the Company’s Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing from its Investor Relations Department at the address set forth on the cover of this filing. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of the Code of Conduct by posting the required information in the Corporate Governance area of its website.

Management and Employees
The Company’s 474 employees (as of February 23, 2007) operate under the direction of 19 senior executives, who, on average, have been affiliated with the Company and the Predecessor for 15 years. The Company and the Predecessor have developed and managed commercial real estate for the past 34 years. The Company’s in-house leasing and property management staff operate in markets where it has a significant presence. This structure enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. At December 31, 2006, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

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
Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D; and office properties, including single-story office and multi-story office). When the Company’s marketing efforts identify opportunities, the Company will, on occasion, pursue other office and industrial product types including high rise office towers.
Markets
The Company operates primarily in the Mid-Atlantic, Southeastern and Midwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company recently announced its intention to enter the Phoenix, Arizona market and exit the Michigan market. The Company’s goal is to operate in each of its markets with an appropriate product mix of office and industrial properties. Generally, the Company seeks to have a presence that allows it to be viewed as a significant participant in each market. The Company’s efforts emphasize business park development and asset aggregation. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of markets and market conditions.
Organizational Plan
The Company seeks to maintain a management organization that facilitates efficient execution of the Company’s strategy. As part of this effort, the Company pursues a human resources plan designed to create and maintain a highly regarded real estate company through recruiting, training and retaining capable people. The structure is designed to support a local office entrepreneurial platform operating within a value-added corporate structure. The Company upgrades its information technology periodically to keep pace with advances in available technology.
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
Energy Efficient Initiatives
The Company is committed to improving the energy efficiency of the existing buildings in its portfolio and has made a substantial effort to design environmentally friendly features in the buildings it develops.
The Company has been an active participant in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program. The LEED program, which was created to recognize environmental leadership in the building industry, establishes a voluntary, consensus-based national standard for developing high-performance, sustainable buildings. The Company currently has over three million square feet of LEED projects completed or under construction. In 2006, the Company earned the U.S. Green Building Council LEED Award for Corporate Leadership.
The Company believes that building in accordance with LEED standards is environmentally responsible and can lead to significant operating efficiencies. The Company belives that green building techniques such as construction waste management (recycling waste onsite); energy conservation (occupancy sensors associated with lighting and high performance HVAC systems); and improvement of environmental quality (maximization of daylight and use of low-emitting materials) can result in positive environmental results and significant economic returns to tenants in terms of savings in operating costs and improved employee performance.
The Company has also taken significant steps to improve the energy efficiency of the existing buildings in the portfolio. These efforts have included, in various cases: (1) performing lighting retrofits to upgrade older fluorescent bulbs with magnetic ballasts with newer bulbs utilizing electronic ballasts; (2) installing and upgrading building automation systems to provide a greater level of control in order to reduce energy consumed; (3) installing white roof systems designed to lower thermal heat gains associated with traditional black roof surfaces; (4) installing “economizer” fresh air units that allow cooling from outside fresh air on cooler days; (5) implementing common area and parking lot lighting controls designed to increase energy efficiency; and (6) establishing a green property management guide and green training program for its property management staff.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures.
Development
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will consider pursuing urban opportunities and development opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 50 million square feet of commercial real estate during the past 34 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2006, the Company completed five build-to-suit projects and 16 inventory projects totaling 2.3 million square feet and representing an aggregate Total Investment, as defined below, of $211.8 million. As of December 31, 2006, these completed development properties were 96.2% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
As of December 31, 2006 the Company had 32 wholly owned Properties Under Development, excluding Comcast Center, which are expected to comprise, upon completion, 5.0 million square feet and are expected to represent a Total Investment of $456.3 million. These Properties Under Development were 50.3% pre-leased as of December 31, 2006. The scheduled deliveries of the 5.0 million square feet in Properties Under Development are as follows (in thousands, except percentages):

	Square Feet				Percent Leased	Total
Scheduled In-Service Date	Ind-Dist.	Ind-Flex	Office	Total	December 31, 2006	Investment
1st Quarter 2007	—	79	134	213	78.4%	$25,281
2nd Quarter 2007	1,063	34	160	1,257	88.7%	98,417
3rd Quarter 2007	552	139	230	921	79.8%	89,022
4th Quarter 2007	968	—	450	1,418	31.7%	124,804
1st Quarter 2008	–	83	74	157	—	19,924
2nd Quarter 2008	461	208	—	669	7.5%	44,660
3rd Quarter 2008	—	116	251	367	—	54,183

Total	3,044	659	1,299	5,002	50.3%	$456,291

In addition to the above Properties Under Development, the Company is constructing the Comcast Center, a 1.25 million square foot office tower in Philadelphia’s central business district. In February 2007, Comcast Corporation signed an amendment to its lease for an additional 152,000 square feet. Comcast’s lease is now for 1,095,000 square feet and is for 15 1/2 years. The Comcast Center is designed to achieve LEED Certification. Costs associated with incremental leasing and certain other costs have increased the projected Total Investment of this building to $495 million.
In addition, unconsolidated joint ventures in which the Company has an interest had five Properties Under Development at December 31, 2006 which are expected to comprise, upon completion, 1.1 million leaseable square feet and are expected to represent a Total Investment of $85.1 million.
The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2006, the Company owned 1,324 acres of land held for development and unconsolidated joint ventures in which the Company has an interest owned 283 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that its land holdings would support, as and when developed, 16.3 million square feet of property. The Company’s investment in land held for development as of December 31, 2006 was $195.3 million.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties that management believes will create shareholder value over the long-term.
During the year ended December 31, 2006, the Company acquired 23 properties comprising 2.5 million square feet for a Total Investment of $306.5 million. In addition, a joint venture in which the Company has a 25% interest acquired one property comprising 409,000 square feet for $13.8 million.
The Company disposes of properties and land held for development which no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December 31, 2006, the Company sold 40 operating properties, which contained 4.0 million square feet of leaseable space, and five acres of land, for an aggregate of $398.2 million. The Company also sold six operating properties which contained 2.1 million square feet and 104 acres of land in Chicago to an unconsolidated joint venture in which the Company retained a 25% interest for $125.0 million. In addition, unconsolidated joint ventures in which the Company has an interest sold two properties which contained 143,000 square feet of leaseable space and six acres of land for $9.9 million. See Joint Ventures below.

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
In April 2006, the Company entered into a joint venture with an affiliate of Commerzleasing und Immobilien AG, a wholly-owned subsidiary of Commerzbank AG, whereby the Company sold an 80% interest in the equity of Comcast Center. The transaction valued the property at $512 million. The joint venture obtained a $324 million forward loan commitment from Citigroup Global Markets Realty Corp, at a rate of 6.15% assuming the loan will close in March 2008. The Company is the managing general partner of the joint venture. In addition to retaining a 20% interest in the joint venture, the Company will earn leasing and property management fees, as well as a possible promoted interest if certain return thresholds are met. The development of Comcast Center is on schedule for a phased occupancy beginning in late 2007. Including the lease with the Comcast Corporation and leases with other tenants, there are signed leases for 91.2% of the Comcast Center’s leaseable space. Under the terms of the joint venture agreement, the Company is obligated to complete development of the building, the cost of which is approximately $495 million, and also complete the initial leasing of the property. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate,” have not been met and this transaction is being accounted for as a financing arrangement.
In April 2006, the Company entered into a joint venture with the New York State Common Retirement Fund. The Company sold six distribution buildings totaling 2.1 million square feet and 104 acres of developable land, valued at an aggregate of $125.0 million, to the joint venture. The Company retained a 25% ownership position in the joint venture, and will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met. The venture is financed with approximately 60% leverage. The joint venture will seek to grow its portfolio through acquisition, development and redevelopment of under-utilized distribution properties. It is expected that the joint venture will grow to hold approximately $500 million in assets.
As of December 31, 2006, the Company had investments in unconsolidated joint ventures totaling $47.2 million.
United Kingdom Operations
The Company maintains a presence in certain markets in the United Kingdom. Its principal operations are located in the County of Kent, England. The Company has an agreement with the Kent County Council for the development of an 800 acre mixed commercial and residential community in the County of Kent. The community known as “Kings Hill” is located approximately 25 miles southeast of London. The community has been developed over the past decade pursuant to the development agreement between the Kent County Council and the Company. The development agreement with the Kent County Council requires the Company to construct land infrastructure and allows the Company to develop commercial space and entitles it to receive certain proceeds from the sale of land parcels.
In December 2005, the Company partnered with Doughty Hanson & Co. Real Estate on a $219.9 million joint venture comprising the majority of the Company’s office and flex portfolio in the first phase at Kings Hill. The Company sold 15 Properties in Operation totaling 535,000 square feet to this joint venture. The joint venture was financed with $163.4 million of secured debt and the Company retained a 20% interest in the joint venture. The Company earns fees for managing the assets and may receive a promoted interest if certain return thresholds are met.
The Company has received planning consent for a second phase which provides for the development of an additional one million square feet of commercial space and for 750 residential units. The Doughty Hanson joint venture does not own an interest in the second phase.
The Company has also invested in two additional joint ventures to develop projects in separate locations in England. The Company believes that its development expertise, its access to capital and its relationship with tenants engaged in international business will create opportunities to service the needs of these tenants in both the United States and the United Kingdom.
The Company continues to attempt to identify other development and acquisition opportunities in the United Kingdom.

ITEM 1A. RISK FACTORS
The Company’s results of operations and the ability to make distributions to our shareholders and pay debt service on our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we”, “us” or “our” in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward looking statements on page 3.
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
We commenced construction of the 1.25 million square foot Comcast Center, located in downtown Philadelphia, in January 2005. The office tower is expected to be ready for initial occupancy to commence on the lower floors in the fall of 2007. Comcast Corporation has signed a 15 1/2 year lease for 1,095,000 square feet, or 87.4%, of the building’s leaseable space. Including the lease with Comcast Corporation and leases with other tenants, there are signed leases for 91.2% of the Comcast Center’s leaseable space. The total project cost to be incurred by us is expected to be $495 million.
In April 2006, the Company entered into a joint venture with an affiliate of Commerzleasing and Immobilien AG, a wholly-owned subsidiary of Commerzbank AG, whereby the Company sold an 80% interest in the equity of Comcast Center. Under the terms of the joint venture, the Company is obligated to complete development of the building and complete the initial leasing of the property.
Development of a project such as Comcast Center is subject to the general development and construction risks noted above. Those risks are magnified by the size of the project, and include construction risks associated with undertaking a construction project with the engineering and design complexities of an office tower. If we fail to achieve the completion deadlines set forth in the lease with Comcast, we will be responsible for damages incurred by Comcast Corporation.
The project is subject to leasing risk as to the portion of the building not leased.
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
Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $600 million credit facility and $2.0 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, as does $44.2 million in outstanding mortgage indebtedness at December 31, 2006, which means that a default on one obligation may constitute a default on other obligations.
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
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future developments, acquisitions, or repay indebtedness. Our Board of Trustees can authorize the issuance of additional securities without shareholder approval. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity.
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
Real estate generally cannot be sold quickly. We may not be able to dispose of Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code (the “Code”) limit a REITs ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.
We may experience economic harm if any damage to our Properties is not covered by insurance.
We believe all of our Properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties. Our existing property and liability policies expire during 2007. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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
Future economic, market, legal, tax or other considerations may lead our Board of Trustees to authorize the revocation of our election to qualify as a REIT. A revocation of our REIT status would require the consent of the holders of a majority of the voting interests of all of our outstanding Common Shares.
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
We have a staggered board and certain restrictive nominating procedures. The Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class I, Class II, and Class III trustees expire in 2007, 2008, and 2009, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control were in the shareholders’ interest.
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
The market value of the equity securities of a REIT may be based primarily upon the market’s perception of the REITs growth potential and its current and future cash distributions, and may be secondarily based upon the real estate market value of the underlying assets. The failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Properties in Operation, as of December 31, 2006, consisted of 422 industrial and 298 office properties. Single tenants completely occupy 241 Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 479 of the Company’s Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2006, the industrial Properties in Operation were 95.4% leased. The average building size for the industrial Properties in Operation was approximately 106,000 square feet. As of December 31, 2006, the office Properties in Operation were 91.4% leased. The average building size for the office Properties in Operation was approximately 70,000 square feet.
A complete listing of the Properties in Operation appears as Schedule III to the financial statements of the Company included in this report. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2006 (in thousands, except percentages).

	Type		Net Rent (1)	Square Feet	% Leased
Delaware Valley	Industrial	-Distribution	$6,756	781	100.0%
		-Flex	29,130	2,787	96.9%
	Office		116,619	8,418	92.4%

	Total		152,505	11,986	94.0%

Midwest	Industrial	-Distribution	53,862	13,462	98.1%
		-Flex	41,307	5,293	95.1%
	Office		46,585	4,050	90.5%

	Total		141,754	22,805	96.1%

Mid-Atlantic	Industrial	-Distribution	28,090	7,590	88.8%
		-Flex	8,003	992	94.8%
	Office		51,415	4,380	90.3%

	Total		87,508	12,962	89.7%

Florida	Industrial	-Distribution	19,981	4,390	100.0%
		-Flex	26,535	3,484	93.9%
	Office		39,260	3,498	90.8%

	Total		85,776	11,372	95.3%

United Kingdom	Industrial	-Distribution	—	—	—
		-Flex	—	—	—
	Office		987	35	97.0%

	Total		987	35	97.0%

Joint Ventures (2)	Industrial	-Distribution	21,285	5,638	94.4%
		-Flex	5,352	170	100.0%
	Office		12,688	364	98.1%

	Total		39,325	6,172	94.8%

TOTAL	Industrial	-Distribution	129,974	31,861	95.5%
		-Flex	110,327	12,726	95.2%
	Office		267,554	20,745	91.4%

	Total		$507,855	65,332	94.2%

(1)	Net rent represents the contractual rent per square foot times the tenant’s square feet leased at December 31, 2006 for tenants in occupancy. Net rent does not include the tenant’s obligation to pay property operating expenses and real estate taxes.

(2)	Joint Ventures represent the 48 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring square feet and annual net rent by year for the Properties in Operation as of December 31, 2006 are as follows (in thousands except percentages):
Total Properties in Operation
Wholly Owned Properties:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)
2007	3,079	$13,729	1,641	$14,143	1,934	$25,702	6,654	$53,574
2008	3,915	15,410	2,351	22,234	2,529	37,024	8,795	74,668
2009	4,051	18,857	2,238	20,789	2,968	43,813	9,257	83,459
2010	2,654	13,114	1,615	15,409	2,607	37,342	6,876	65,865
2011	3,271	15,004	1,220	12,426	2,481	38,357	6,972	65,787
2012	2,762	14,043	1,025	10,181	1,352	24,896	5,139	49,120
Thereafter	5,385	30,787	1,855	21,065	4,735	79,125	11,975	130,977

Total	25,117	$120,944	11,945	$116,247	18,606	$286,259	55,668	$523,450

Total Square Feet	26,223		12,556		20,381		59,160

Percent of Total Annual Net Rent		23.1%		22.2%		54.7%		100.0%

Joint Venture Properties:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)	Feet	Net Rent (1)
2007	833	$3,230	65	$1,958	29	$1,018	927	$6,206
2008	920	3,883	9	296	31	1,050	960	5,229
2009	751	2,874	11	316	61	2,197	823	5,387
2010	57	296	20	723	65	2,470	142	3,489
2011	362	1,524	10	333	86	2,966	458	4,823
2012	94	563	—	—	85	3,009	179	3,572
Thereafter	2,304	11,372	55	1,800	—	—	2,359	13,172

Total	5,321	$23,742	170	$5,426	357	$12,710	5,848	$41,878

Total Square Feet	5,638		170		364		6,172

Percent of Total Annual Net Rent		56.7%		13.0%		30.3%		100.0%

(1)	Annual net rent equals the contractual rent per square foot at the time of lease expiration for those tenants in occupancy at December 31, 2006 times the tenant’s square feet leased at December 31, 2006.
The table below highlights, for the Properties in Operation, the Company’s top ten office tenants and the top ten industrial tenants as of December 31, 2006.

	Percentage		Percentage
Top 10 Office Tenants	of Net Rent	Top 10 Industrial Tenants	of Net Rent
The Vanguard Group, Inc	3.8%	Kellogg USA, Inc.	1.0%
GlaxoSmithKline, LLC	1.9%	Wakefern Food Corporation	1.0%
General Motors Acceptance Corporation	1.3%	United States of America	0.7%
PHH Corporation	1.2%	Amazon.com, Inc.	0.6%
Sanofi-Aventis U.S., Inc.	1.1%	United Parcel Service, Inc.	0.5%
PNC Bank, National Association	1.0%	Centocor, Inc.	0.5%
Aetna Life Insurance Company	1.0%	LTD Commodities, Inc.	0.5%
Express Scripts	0.9%	Whirlpool Corporation	0.5%
Well Care Health Plan, Inc.	0.9%	Bosch Rexroth Corporation	0.5%
Sungard Data Systems, Inc.	0.7%	Dial Corporation	0.4%

	13.8%		6.2%

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.
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

			Dividends
			Declared Per
	High	Low	Common Share
2006
Fourth Quarter	$52.35	$45.73	$0.62
Third Quarter	48.23	43.80	0.62
Second Quarter	46.41	41.32	0.615
First Quarter	48.99	43.20	0.615
2005
Fourth Quarter	$43.98	$39.15	$0.615
Third Quarter	45.80	40.80	0.615
Second Quarter	44.77	38.19	0.61
First Quarter	43.09	38.77	0.61
As of February 23, 2007, the Common Shares were held by 1,360 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.

Operating Data	Year Ended December 31,
In thousands, except per share data	2006	2005	2004	2003	2002
Total operating revenue	$666,719	$633,494	$585,284	$552,183	$521,122
Income from continuing operations	$153,697	$204,841	$137,588	$133,525	$132,933
Income available to common shareholders	$266,574	$249,351	$161,443	$163,610	$150,237

Basic:
Income from continuing operations	$1.72	$2.36	$1.63	$1.70	$1.62
Income from discontinued operations	$1.26	$0.51	$0.28	$0.38	$0.38
Income per common share — basic	$2.98	$2.87	$1.91	$2.08	$2.00
Diluted:
Income from continuing operations	$1.70	$2.32	$1.60	$1.67	$1.59
Income from discontinued operations	$1.25	$0.50	$0.28	$0.38	$0.38
Income per common share — diluted	$2.95	$2.82	$1.88	$2.05	$1.97
Distributions paid per common share	$2.465	$2.445	$2.425	$2.405	$2.37
Distributions paid per preferred share	$—	$—	$—	$—	$1.82
Weighted average number of shares outstanding — basic (1)	89,313	86,986	84,534	78,575	75,041
Weighted average number of shares outstanding — diluted (2)	90,492	88,376	86,024	79,868	76,272

Balance Sheet Data	December 31,
In thousands	2006	2005	2004	2003	2002
Net real estate	$4,419,838	$4,035,529	$3,738,758	$3,483,188	$3,312,229
Total assets	4,910,911	4,500,322	4,163,997	3,833,528	3,625,099
Total indebtedness	2,387,938	2,249,178	2,133,171	1,885,866	1,866,187
Shareholders’ equity	1,871,604	1,709,182	1,596,259	1,544,897	1,354,431

Other Data	Year Ended December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Cash provided by operating activities	$344,901	$360,749	$293,336	$263,811	$288,243
Cash used in investing activities	(355,270)	(286,633)	(373,975)	(195,133)	(165,604)
Cash (used in) provided by financing activities	(327)	(39,470)	89,618	(58,111)	(131,818)
Funds from operations available to common shareholders (3)	294,801	293,973	291,144	280,921	260,750
Total leaseable square footage of properties at end of period (in thousands) (4)	65,332	64,371	61,655	57,149	54,166
Number of properties at end of period (4)	720	718	723	702	680
Percentage leased at end of period (4)	94%	92%	92%	92%	91%

(1)	Basic weighted average number of shares includes only vested Common Shares outstanding during the year.

(2)	Diluted weighted average number of shares outstanding includes the vested and unvested Common Shares outstanding during the year as well as the dilutive effect of outstanding options.

(3)	The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of Funds from operations to net income may be found on page 31.

(4)	Leasing statistics include 48 properties equaling 6.2 million square feet owned by joint ventures in which the Company has an ownership interest. The joint venture properties are 94.8% leased at December 31, 2006.

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
As of December 31, 2006, the Company had an ownership interest in and operated 422 industrial and 298 office properties located primarily in the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom (the “Properties in Operation”) totaling 65.3 million square feet. The Company recently announced its intention to enter the Phoenix, Arizona market and exit the Michigan market. In addition, as of December 31, 2006, the Company had an ownership interest in 38 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and had an ownership interest in 1,607 acres of land, substantially all of which is zoned for commercial use. Included within the Properties and land above are 38 industrial and 10 office properties comprising 6.2 million square feet, five development properties comprising 1.1 million square feet and 283 acres of developable land owned by unconsolidated joint ventures in which the Company has an interest.
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
Rental demand for the Properties in Operation generally improved during the year ended December 31, 2006. Although in some markets the Company continues to experience market conditions characterized by an oversupply of leaseable space and soft demand, the Company believes that the majority of its markets are recovering from a generally slow real estate economy. Rental rates in many of the Company’s markets have stabilized or improved. The Company successfully leased 14.9 million square feet during the year ended December 31, 2006 and attained occupancy of 94.2% as of that date. The Company believes that straight line rents on renewal and replacement leases for 2007 will on average be 1% to 3% greater than rents on expiring leases, notwithstanding selected decreases. Furthermore, the Company believes that average occupancy for its Properties in Operation will improve by 1% to 2% for 2007 compared to 2006.
Conditions in 2006 for the acquisition of properties continued to be very competitive. During the year ended December 31, 2006, the Company acquired 23 properties representing 2.5 million square feet for a Total Investment, as defined below, of $306.5 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. For 2007, the Company believes that property acquisitions will be in the $450 to $550 million range and that, similar to 2006, certain of the acquired properties will be either vacant or underleased. The Company executes acquisitions of such properties when it believes that they are attractively priced and will positively contribute to earnings upon lease up and stabilization. As previously noted, the Company has recently announced its intention to enter the Phoenix, Arizona market. It is anticipated that a substantial portion of the overall planned acquisition activity will be used to facilitate the Company’s entry into this market. “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
As the Company expected, dispositions of properties in 2006 were significant. This disposition activity allowed the Company to (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. During 2006, the Company realized proceeds of $398.2 million from the sale of 40 operating properties representing 4.0 million square feet and five acres of land. Additionally, during 2006, the Company sold six operating properties and 104 acres of land to a joint venture in which the Company retained a 25% interest for $125.0 million. The real estate investment market continues to be very strong. Given this situation, the Company anticipates that disposition activity will be in the $350 million to $450 million range for 2007. A substantial portion of the planned disposition activity will be related to the Company’s planned exit from the Michigan market.
In 2006, the Company also continued to pursue development opportunities. During the year ended December 31, 2006, the Company brought into service 21 development properties representing 2.3 million square feet and a Total Investment of $211.8 million and initiated $310.1 million in real estate development. As of December 31, 2006, the projected Total Investment of the wholly owned Properties under Development (excluding the Comcast Center) was $456.3 million. The projected Total Investment for the 1.25 million square foot Comcast Center is $495 million. Although in April 2006 the Company entered into a joint venture, whereby the Company sold an 80% interest in the equity of the Comcast Center, the terms of the joint venture obligate the Company to complete the development of the building and consequently this development is treated as a wholly owned Property under Development. In 2007, the Company will continue to pursue development opportunities and the Company believes that it will bring into service from its development pipeline approximately $325 to $350 million of Total Investment in operating real estate.
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. During the year ended December 31, 2006, the Company entered into two joint ventures. See Note 4 to the Company’s financial statements. The Company believes that joint ventures in which the Company holds an ownership interest will acquire properties in the $75 to $100 million range in 2007. In addition, during the year ended December 31, 2006, unconsolidated joint ventures initiated $85.1 million in real estate development.
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
Capitalized Costs
Expenditures directly related to the acquisition, or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. Capitalized development related salaries and benefits historically represent approximately 1% to 2% of the cost of developed properties. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the years ended December 31, 2006, 2005, and 2004 was $30.8 million, $17.7 million and $13.2 million, respectively.

Revenue Recognition
Rental revenue is recognized on a straight line basis over the terms of the respective leases. Deferred rent receivable represents the amount by which straight line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. The capitalized above or below-market lease values are amortized as a component of rental revenue over the remaining term of the respective leases.
Allowance for Doubtful Accounts
The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2006 and 2005, the Company’s allowance for doubtful accounts totaled $5.1 million and $6.7 million, respectively. The Company’s bad debt expense for the years ended December 31, 2006, 2005 and 2004 was $1.0 million, $2.6 million and $2.4 million, respectively. During the year ended December 31, 2006, the Company realized $2.0 million from the settlement of a tenant bankruptcy.
Impairment of Real Estate
The Company evaluates its real estate investments and investments in unconsolidated joint ventures upon occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. During the years ended December 31, 2006 and 2005, the Company recognized impairment losses of $4.2 million and $5.3 million, respectively. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in Michigan. These properties were sold in January 2007. The 2005 impairment loss was primarily related to a 615,000 square foot portfolio of operating properties in Michigan. A portion of these propebties equaling 477,000 square feet were sold prior to December 31, 2006. The determination of whether impairment exists requires the Company to make estimates, judgments and assumptions about the future utility of the assets. The Company has evaluated each of its Properties and land held for development and investments in unconsolidated joint ventures and has determined that there are no additional valuation adjustments that need to be made at December 31, 2006.
Intangibles
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to the Company’s estimate of the fair market lease rates for leases of similar terms and present valuing the difference based on an interest rate which reflects the risks associated with the leases acquired. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. Origination cost estimates include the costs to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Additionally, the Company estimates carrying costs during the expected lease-up periods including real estate taxes, other operating expenses and lost rentals at contractual rates. The Company depreciates the amounts allocated to building and improvements over 40 years. The amounts allocated to the intangible relating to in-place leases, which are included in deferred financing and leasing costs or in other liabilities in the accompanying balance sheets, are amortized over the remaining term of the related leases. In the event that a tenant terminates its lease, the unamortized portion of the intangible is written off.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2006 with the results of operations of the Company for the year ended December 31, 2005, and the results of operations of the Company for the year ended December 31, 2005 with the results of operations of the Company for the year ended December 31, 2004. As a result of the varying level of development, acquisition and disposition activities by the Company in 2006, 2005 and 2004, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store results, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2006 increased to $4,168.0 million from $3,697.6 million for the year ended December 31, 2005. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $666.7 million for the year ended December 31, 2006 from $633.5 million for the year ended December 31, 2005. This $33.2 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties – see below. These increases were partially offset by a decrease in “Termination Fees,” which totaled $6.2 million for the year ended December 31, 2006 as compared to $16.6 million for the year ended December 31, 2005. Termination Fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Year Ended December 31,		Percentage
	2006	2005	Increase (Decrease)
Delaware Valley
– SE Pennsylvania	$129,272	$131,506	(1.7%	)(1)
– Other	26,012	24,382	6.7%	(2)
Midwest
– Lehigh Valley	66,433	57,558	15.4%	(3)
– Other	73,485	70,312	4.5%
Mid-Atlantic	84,448	73,180	15.4%	(4)
Florida	75,360	64,673	16.5%	(4)
United Kingdom	1,002	16,651	(94.0%	) (5)

Total property level operating income (6)	$456,012	$438,262	4.1%

(1)	The decrease for the year ended December 31, 2006 versus the year ended December 31, 2005 is due to decreased termination fees accepted during 2006. This decrease was partially offset by increased occupancy and an increase in average gross investment in operating real estate.

(2)	The increase for the year ended December 31, 2006 versus the year ended December 31, 2005 is primarily due to an increase in average gross investment in operating real estate and increased termination fees accepted during 2006.

(3)	The increase for the year ended December 31, 2006 versus the year ended December 31, 2005 is primarily due to increased occupancy, an increase in average gross investment in operating real estate, increased termination fees accepted, and a $2.0 million settlement of a tenant bankruptcy received during 2006.

(4)	The increase for the year ended December 31, 2006 versus the year ended December 31, 2005 is primarily due to increased occupancy and an increase in average gross investment in operating real estate during 2006.

(5)	The decrease for the year ended December 31, 2006 versus the year ended December 31, 2005 is primarily due to the sale of 15 operating properties to a joint venture in December 2005.

(6)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $401.8 million for the year ended December 31, 2006 from $391.1 million for the year ended December 31, 2005, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $397.6 million for the year ended December 31, 2006 from $384.4 million for the year ended December 31, 2005 on a cash basis. These increases of 2.8% and 3.4%, respectively, are primarily due to an increase in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 597 properties totaling approximately 50.2 million square feet owned on January 1, 2005.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2006 and 2005. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2006	2005
Same Store:
Rental revenue	$409,066	$402,794

Operating expenses:
Rental property expense	126,076	124,831
Real estate taxes	63,940	61,720
Operating expense recovery	(182,795)	(174,831)

Unrecovered operating expenses	7,221	11,720

Property level operating income	401,845	391,074
Less straight line rent	4,282	6,700

Cash basis property level operating income	$397,563	$384,374

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$401,845	$391,074
Property level operating income – properties purchased or developed subsequent to January 1, 2005	47,954	30,543
Termination fees	6,213	16,645
General and administrative expense	(45,991)	(38,099)
Depreciation and amortization expense	(144,692)	(135,846)
Other income (expense)	(109,993)	(111,606)
Gain on property dispositions	17,628	85,593
Income taxes	(288)	(14,827)
Minority interest	(20,411)	(21,176)
Equity in earnings of unconsolidated joint ventures	1,432	2,540
Discontinued operations, net of minority interest	112,877	44,510

Net income	$266,574	$249,351

General and Administrative
General and administrative expenses increased to $46.0 million for the year ended December 31, 2006 from $38.1 million for the year ended December 31, 2005. This increase was primarily due to increases in salaries and increases in personnel consistent with the increase in the size of the Company. The increase in general and administrative expenses was also due to the expensing of long term incentive compensation.
Depreciation and Amortization
Depreciation and amortization increased to $144.7 million for the year ended December 31, 2006 from $135.8 million for the year ended December 31, 2005. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are amortized over a relatively shorter period than buildings.
Interest Expense
Interest expense was $119.6 million both in the year ended December 31, 2006 and in the year ended December 31, 2005. Interest expense allocated to discontinued operations for the years ended December 31, 2006 and 2005 was $4.7 million and $15.8 million, respectively. This decrease was due to the level of dispositions in 2006 versus 2005. Although there was an increase in average debt outstanding for 2006 compared to 2005 there was essentially no change in total interest expense because of the increase in capitalized interest costs which is consistent with the increased investment in Properties under Development. The average debt outstanding for the year ended December 31, 2006 was $2,263.9 million compared to $2,241.1 million for the year ended December 31, 2005. The weighted average interest rate for the years ended December 31, 2006 and 2005 was unchanged at 6.6% for both years.

Other
Costs directly related to the development of Properties Under Development and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development-related salaries and benefits historically represent approximately 1% to 2% of the cost of developed properties.
Gain on property dispositions and income taxes decreased to $17.6 million and $0.3 million, respectively, for the year ended December 31, 2006 from $85.6 million and $14.8 million, respectively, for the year ended December 31, 2005. In 2005, an $89.6 million gain and a resultant $14.5 million of tax liability was recognized on the sale of 15 United Kingdom Properties in Operation to the Kings Hill Unit Trust joint venture. In 2006, a $17.6 million gain was recognized on the sale of certain Properties in Operation and land located in Chicago to the Liberty Illinois, LP joint venture.
Income from discontinued operations increased to $112.9 million from $44.5 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is due to the increase in gains realized on sales which were $112.6 million for the year ended December 31, 2006 compared to $36.6 million for the year ended December 31, 2005.
As a result of the foregoing, the Company’s net income increased to $266.6 million for the year ended December 31, 2006 from $249.4 million for the year ended December 31, 2005.
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2005 increased to $3,697.6 million from $3,380.8 million for the year ended December 31, 2004. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property expenses, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $633.5 million for the year ended December 31, 2005 from $585.3 million for the year ended December 31, 2004. This $48.2 million increase was primarily due to the increase in investment in operating real estate. Contributing to this increase was an increase in Termination Fees, which totaled $16.6 million for the year ended December 31, 2005 as compared to $10.9 million for the year ended December 31, 2004. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Year Ended December 31,		Percentage
	2005	2004	Increase (Decrease)
Delaware Valley
– SE Pennsylvania	$131,506	$125,712	4.6%
– Other	24,382	21,632	12.7%	(1)
Midwest
– Lehigh Valley	57,558	49,644	15.9%	(1)
– Other	70,312	65,483	7.4%	(2)
Mid-Atlantic	73,180	72,680	0.7%
Florida	64,673	59,523	8.7%	(1)
United Kingdom	16,651	16,566	0.5%

Total property level operating income (3)	$438,262	$411,240	6.6%

(1)	The increase for the year ended December 31, 2005 versus the year ended December 31, 2004 is primarily due to an increase in average gross investment in operating real estate during 2005.

(2)	The increase for the year ended December 31, 2005 versus the year ended December 31, 2004 is primarily due to increased occupancy and an increase in average gross investment in operating real estate during 2005.

(3)	See a reconciliation of property level operating income to net income in the Same Store comparison below.

Same Store
Property level operating income, exclusive of Termination Fees, for the “Prior Year Same Store” (as defined below) properties decreased to $397.7 million for the year ended December 31, 2005 from $402.6 million for the year ended December 31, 2004, on a straight line basis and decreased to $391.7 million for the year ended December 31, 2005 from $392.6 million for the year ended December 31, 2004 on a cash basis. These decreases of 1.2% and 0.3%, respectively, were primarily due to a decrease in the occupancy of the office properties, which is the higher rent paying portion of the portfolio.
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 611 properties totaling approximately 50.0 million square feet owned on January 1, 2004.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2005 and 2004. Prior Year Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest, and equity in earnings (loss) of unconsolidated real estate ventures because it does not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see Liquidity and Capital Resources section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2005	2004
Prior Year Same Store:
Rental revenue	$411,465	$416,292

Operating expenses:
Rental property expense	130,713	122,963
Real estate taxes	62,000	60,826
Operating expense recovery	(178,953)	(170,126)

Unrecovered operating expenses	13,760	13,663

Property level operating income	397,705	402,629
Less straight line rent	6,046	9,986

Cash basis property level operating income	$391,659	$392,643

Reconciliation of non-GAAP financial measure:
Property level operating income – prior year Same Store	$397,705	$402,629
Property level operating income – properties purchased or developed subsequent to January 1, 2004	23,912	(2,266)
Termination fees	16,645	10,877
General and administrative expense	(38,099)	(33,724)
Depreciation and amortization expense	(135,846)	(119,934)
Other income (expense)	(111,606)	(100,761)
Gain on property dispositions	85,593	496
Income taxes	(14,827)	(1,820)
Minority interest	(21,176)	(17,134)
Equity in (loss) earnings of unconsolidated joint ventures	2,540	(775)
Discontinued operations, net of minority interest	44,510	23,855

Net income	$249,351	$161,443

General and Administrative
General and administrative expenses increased to $38.1 million for the year ended December 31, 2005 from $33.7 million for the year ended December 31, 2004. This increase was primarily due to increases in salaries and increases in personnel consistent with the increase in the size of the Company. The increase in general and administrative expenses was also due to the expensing of stock options and related long term incentive compensation and increased costs relating to compliance with the requirements of the Sarbanes-Oxley legislation and related regulatory requirements.
Depreciation and Amortization
Depreciation and amortization increased to $135.8 million for the year ended December 31, 2005 from $119.9 million for the year ended December 31, 2004. The increase is primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are amortized over a relatively shorter period than buildings.
Interest Expense
Interest expense increased to $119.6 million for the year ended December 31, 2005 from $107.0 million for the year ended December 31, 2004. This increase was due to an increase in the average debt outstanding for the respective periods, which was $2,241.1 million in 2005 and $1,990.3 million in 2004. The effect of the increases in the average debt outstanding was offset by decreases in the weighted average interest rates for the periods, to 6.58% in 2005 from 6.70% in 2004.
Other
Costs directly related to the development of Properties Under Development and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs during the period of development. Capitalized interest for the year ended December 31, 2005 was $17.7 million as compared to $13.2 million for the year ended December 31, 2004. Capitalized development-related salaries and benefits historically represent approximately 1% to 2% of the cost of developed properties.
Gain on property dispositions and income taxes increased to $85.6 million and $14.8 million, respectively for the year ended December 31, 2005 from $0.5 million and $1.8 million, respectively for the year ended December 31, 2004. These increases are due to the $89.6 million gain recognized on the sale of 15 United Kingdom Properties in Operation to the Kings Hill Unit Trust joint venture and the resultant $14.5 million tax on this gain.
Income from discontinued operations increased to $44.5 million from $23.9 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase is due to the increase in the gains realized on property dispositions, which were primarily due to the increase in dispositions activity for 2005 compared to 2004. For the year ended December 31, 2005, there was $36.6 million in net gains on $200.9 million in dispositions and for the year ended December 31, 2004, there was $59.6 million in dispositions resulting in $11.6 million in net gains.
As a result of the foregoing, the Company’s net income increased to $249.4 million for the year ended December 31, 2005 from $161.4 million for the year ended December 31, 2004.
Liquidity and Capital Resources
As of December 31, 2006, the Company had cash and cash equivalents of $109.4 million, including $55.7 million in restricted cash.
Net cash flow provided by operating activities decreased to $344.9 million for the year ended December 31, 2006 from $360.7 million for the year ended December 31, 2005. This $15.8 million decrease was primarily due to an increase in restricted cash partially offset by an increase in net income. The increase in restricted cash is due to the increase in proceeds from the sale of land in the United Kingdom. These proceeds are restricted for the payment of infrastructure costs. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash used in investing activities increased to $355.3 million for the year ended December 31, 2006 from $286.6 million for the year ended December 31, 2005. This $68.7 million increase was primarily due to an increased investment in properties and an increased investment in development in progress partially offset by an increase in net proceeds from the disposition of properties and land.

Net cash used in financing activities decreased to $0.3 million for the year ended December 31, 2006 compared to $39.5 million for the year ended December 31, 2005. This change was due to the change in debt, and partially offset by a decrease in net proceeds from the issuance of preferred units. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Net cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources including proceeds from the disposition of properties. For the year ended December 31, 2006, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the $600 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one-year extension option.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2006 the Company’s debt to gross assets ratio was 41.8%, and for the year ended December 31, 2006 the fixed charge coverage ratio was 2.5x. Debt to gross assets equals total long-term debt, borrowings under the $600 million Credit Facility, and borrowings under the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2006, $186.0 million in mortgage loans and $1,955.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.63%. The interest rates on these mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. The weighted average remaining term for these mortgage loans and unsecured notes is 6.0 years.
In 2007, $1.6 million in mortgage loans with various interest rates and $100.0 million in unsecured notes will mature. The Company anticipates that it will refinance or retire these borrowings through its available sources of capital.
The Company’s contractual obligations, as of December 31, 2006, are as follows (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt (1)	$3,200,328	$264,685	$788,184	$741,153	$1,406,306
Capital lease obligations	7,373	1,684	661	362	4,666
Operating lease obligations	13,102	716	929	812	10,645
Share of debt of unconsolidated joint ventures (1)	101,602	3,762	34,515	43,858	19,467
Property development commitments (2)	412,987	290,234	122,753	—	—
Share of property development commitments of unconsolidated joint ventures	34,296	24,517	9,779	—	—
Joint venture capital commitments	1,012	1,012	—	—	—
Letter of credit	1,583	1,583	—	—	—
Purchase obligations (3)	132,430	112,330	20,100	—	—
Master lease obligation (4)	5,532	5,532	—	—	—

Total	$3,910,245	$706,055	$976,921	$786,185	$1,441,084

(1)	Includes principal and interest payments. Interest payments assume current credit facility borrowings and interest rates remain at the December 31, 2006 level until maturity.

(2)	The Comcast Center commitment is included at the current projected Total Investment of $495 million.

(3)	Purchase obligations include obligations to acquire property and land.

(4)	Includes Comcast Center net operating income support agreement and a master lease arrangement in the United Kingdom.

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
In February 2005, the Company issued a $300 million 5.125% senior unsecured note due 2015. The net proceeds from such issuance were $296.4 million. The net proceeds were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In June 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units and issued $20 million of 7.0% Series E Cumulative Redeemable Preferred Units.
During 2005, the Company raised $50 million through the placement of 6.65% Series F Cumulative Redeemable Preferred Units. The net proceeds from these offerings were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In December 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due 2016. The net proceeds of the $300 million offering were $295.4 million and were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In December 2006, the Company raised $27 million through the placement of 6.70% Series G Cumulative Redeemable Preferred Units. The net proceeds from this offering were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In September 2006, the quarterly Common Share dividend was increased to $0.62 per share from $0.615 per share. The Company’s annual Common Share dividend paid was $2.465 per share, $2.445 per share, and $2.425 per share in 2006, 2005, and 2004, respectively. In 2006, the Company’s dividend payout ratio was approximately 79.2% of Funds from operations (as defined below).
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of February 23, 2007, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $508.4 million in debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2006, the Company had investments in unconsolidated joint ventures totaling $47.2 million.
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

Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Reconciliation of net income to FFO – basic
Net income	$266,574	$249,351	$161,443

Basic — income available to common shareholders	266,574	249,351	161,443
Basic – income available to common shareholders per weighted average share	$2.98	$2.87	$1.91

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,871	1,316	2,566
Depreciation and amortization	149,606	147,669	133,682
Gain on property dispositions	(136,036)	(114,381)	(13,502)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(877)	(1,363)	(5,093)

Funds from operations available to common shareholders — basic	$282,138	$282,592	$279,096

Basic Funds from operations available to common shareholders per weighted average share	$3.16	$3.25	$3.30

Reconciliation of net income to FFO – diluted Net income	$266,574	$249,351	$161,443

Diluted – income available to common shareholders	266,574	249,351	161,443
Diluted – income available to common shareholders per weighted average share	$2.95	$2.82	$1.88

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	2,871	1,316	2,566
Depreciation and amortization	149,606	147,669	133,682
Gain on property dispositions	(136,036)	(114,381)	(13,502)
Minority interest less preferred share distributions	11,786	10,018	6,955

Funds from operations available to common shareholders – diluted	$294,801	$293,973	$291,144

Diluted Funds from operations available to common shareholders per weighted average share	$3.12	$3.20	$3.25

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	89,313	86,986	84,534
Dilutive shares for long term compensation plans	1,179	1,390	1,490

Diluted shares for net income calculations	90,492	88,376	86,024
Weighted average common units	3,895	3,555	3,676

Diluted shares for Funds from operations calculations	94,387	91,931	89,700

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $600 million Credit Facility and the financing related to the Comcast Center, (see Note 6 to the Company’s financial statements) bear interest at variable rates; therefore, the amount of interest payable under the $600 million Credit Facility and the financing related to the Comcast Center is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about the Company’s risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.
The Company’s primary market risk exposure is to changes in interest rates. The Company is exposed to market risk related to its $600 million Credit Facility and certain other indebtedness as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The interest on the $600 million Credit Facility and certain other indebtedness is subject to fluctuations in the market.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2006, the Company’s interest expense would have increased or decreased by $3.2 million. If the interest rate for the fixed rate debt maturing in 2007 was 100 basis points higher or lower than its current rate of 7.3%, the Company’s interest expense would have increased or decreased by $500,000.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
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
February 23, 2007

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Liberty Property Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Liberty Property Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Property Trust as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2006 of the Trust and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2007

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust:
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Property Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2007

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2006	2005
ASSETS
Real estate:
Land and land improvements	$678,075	$620,355
Buildings and improvements	3,814,437	3,664,036
Less accumulated depreciation	(806,309)	(732,439)

Operating real estate	3,686,203	3,551,952

Development in progress	538,303	324,924
Land held for development	195,332	158,653

Net real estate	4,419,838	4,035,529

Cash and cash equivalents	53,737	61,629
Restricted cash	55,671	29,085
Accounts receivable	23,809	14,761
Deferred rent receivable	71,894	72,818
Deferred financing and leasing costs, net	129,745	122,994
Investments in unconsolidated joint ventures	47,196	33,522
Assets held for sale	40,715	73,211
Prepaid expenses and other assets	68,306	56,773

Total assets	$4,910,911	$4,500,322

LIABILITIES
Mortgage loans	$185,978	$238,728
Unsecured notes	1,955,000	1,755,000
Credit facility	246,960	255,450
Accounts payable	40,633	32,919
Accrued interest	36,297	34,892
Dividends and distributions payable	58,961	56,490
Other liabilities	217,751	164,528

Total liabilities	2,741,580	2,538,007

Minority interest	297,727	253,133

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 187,987,000 shares authorized, 90,972,979 (includes 59,100 in treasury) and 88,415,764 (includes 59,100 in treasury) shares issued and outstanding as of December 31, 2006 and 2005, respectively	91	88
Additional paid-in capital	1,906,403	1,799,068
Accumulated other comprehensive income	20,323	9,906
Distributions in excess of net income	(53,886)	(98,553)
Common shares held in treasury, at cost, 59,100 shares as of December 31, 2006 and 2005	(1,327)	(1,327)

Total shareholders’ equity	1,871,604	1,709,182

Total liabilities and shareholders’ equity	$4,910,911	$4,500,322

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUE
Rental	$464,714	$451,608	$421,712
Operating expense reimbursement	202,005	181,886	163,572

Total operating revenue	666,719	633,494	585,284

OPERATING EXPENSE
Rental property	139,055	130,353	115,143
Real estate taxes	71,652	64,879	58,901
General and administrative	45,991	38,099	33,724
Depreciation and amortization	144,692	135,846	119,934

Total operating expenses	401,390	369,177	327,702

Operating income	265,329	264,317	257,582

OTHER INCOME (EXPENSE)
Interest and other income	9,591	8,008	6,266
Interest expense	(119,584)	(119,614)	(107,027)

Total other income (expense)	(109,993)	(111,606)	(100,761)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	155,336	152,711	156,821
Gain on property dispositions	17,628	85,593	496
Income taxes	(288)	(14,827)	(1,820)
Minority interest	(20,411)	(21,176)	(17,134)
Equity in earnings (loss) of unconsolidated joint ventures	1,432	2,540	(775)

Income from continuing operations	153,697	204,841	137,588

Discontinued operations, net of minority interest (including net gain on property dispositions of $112,620, $36,617, and $11,603 for the years ended December 31, 2006, 2005 and 2004, respectively)	112,877	44,510	23,855

Net income	$266,574	$249,351	$161,443

Earnings per share
Basic:
Income from continuing operations	$1.72	$2.36	$1.63
Income from discontinued operations	1.26	0.51	0.28

Income per common share – basic	$2.98	$2.87	$1.91

Diluted:
Income from continuing operations	$1.70	$2.32	$1.60
Income from discontinued operations	1.25	0.50	0.28

Income per common share – diluted	$2.95	$2.82	$1.88

Weighted average number of common shares outstanding Basic	89,313	86,986	84,534
Diluted	90,492	88,376	86,024
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Common				Common
	Shares of	Additional	Accumulated	Distributions	Shares	Total
	Beneficial	Paid-In	Other	in Excess of	Held	Shareholders’
	Interest	Capital	Comprehensive Income	Net Income	in Treasury	Equity
Balance at January 1, 2004	$83	$1,619,949	$14,710	$(88,518)	$(1,327)	$1,544,897
Net proceeds from the issuance of common shares	3	85,168	—	—	—	85,171
Net income	—	—	—	161,443	—	161,443
Distributions on common shares	—	—	—	(206,443)	—	(206,443)
Noncash compensation	—	2,388	—	—	—	2,388
Minority interest reclassification	—	(1,592)	—	—	—	(1,592)
Foreign currency translation adjustment	—	—	10,395	—	—	10,395

Balance at December 31, 2004	86	1,705,913	25,105	(133,518)	(1,327)	1,596,259
Net proceeds from the issuance of common shares	2	86,460	—	—	—	86,462
Net income	—	—	—	249,351	—	249,351
Distributions on common shares	—	—	—	(214,386)	—	(214,386)
Noncash compensation	—	5,032	—	—	—	5,032
Minority interest reclassification	—	1,663	—	—	—	1,663
Foreign currency translation adjustment	—	—	(15,199)	—	—	(15,199)

Balance at December 31, 2005	88	1,799,068	9,906	(98,553)	(1,327)	1,709,182
Net proceeds from the issuance of common shares	3	87,040	—	—	—	87,043
Net income	—	—	—	266,574	—	266,574
Distributions on common shares	—	—	—	(221,907)	—	(221,907)
Noncash compensation	—	6,212	—	—	—	6,212
Minority interest reclassification	—	14,083	—	—	—	14,083
Foreign currency translation adjustment	—	—	10,417	—	—	10,417

Balance at December 31, 2006	$91	$1,906,403	$20,323	$(53,886)	$(1,327)	$1,871,604

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$266,574	$249,351	$161,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,966	150,722	136,700
Amortization of deferred financing costs	4,244	4,758	4,315
Equity in (earnings) loss of unconsolidated joint ventures	(1,432)	(2,540)	775
Distributions from unconsolidated joint ventures	5,692	4,651	682
Minority interest in net income	25,469	22,965	18,167
Gain on property dispositions	(130,248)	(122,210)	(12,099)
Noncash compensation	6,212	5,032	2,388
Changes in operating assets and liabilities:
Restricted cash	(21,692)	3,849	(19,334)
Accounts receivable	(6,879)	1,804	(8,449)
Deferred rent receivable	924	(6,290)	(8,513)
Prepaid expenses and other assets	(14,394)	(12,488)	(12,046)
Accounts payable	7,648	8,894	8,859
Accrued interest	1,405	(102)	2,166
Other liabilities	49,412	52,353	18,282

Net cash provided by operating activities	344,901	360,749	293,336

INVESTING ACTIVITIES
Investment in properties	(372,610)	(324,340)	(253,017)
Investments in unconsolidated joint ventures	(6,239)	(13,790)	(6,198)
Net proceeds from disposition of properties/land	492,548	415,144	54,140
Investment in development in progress	(359,959)	(235,078)	(105,208)
Investment in land held for development	(79,976)	(91,436)	(34,132)
Increase in deferred leasing costs	(29,034)	(37,133)	(29,560)

Net cash used in investing activities	(355,270)	(286,633)	(373,975)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	87,043	86,462	85,171
Net proceeds from issuance of preferred units	26,305	48,686	—
Net proceeds from issuance of unsecured notes	295,393	296,424	197,517
Repayments of unsecured notes	(100,000)	—	(100,000)
Proceeds from mortgage loans	—	—	9,618
Repayments of mortgage loans	(56,406)	(173,926)	(23,592)
Proceeds from credit facility	725,025	784,800	477,800
Repayments on credit facility	(733,515)	(841,350)	(332,800)
Increase in deferred financing costs	(1,635)	(3,465)	(199)
Distributions paid on common shares	(219,873)	(212,305)	(204,339)
Contributions from minority interests	—	—	1,158
Distributions to minority interests	—	(3,937)	—
Distributions paid on units	(22,664)	(20,859)	(20,716)

Net cash (used in) provided by financing activities	(327)	(39,470)	89,618

(Decrease) increase in cash and cash equivalents	(10,696)	34,646	8,979
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,804	(6,684)	2,879
Cash and cash equivalents at beginning of year	61,629	33,667	21,809

Cash and cash equivalents at end of year	$53,737	$61,629	$33,667

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$87,424	$83,794	$27,990
Issuance of operating partnership common units	30,000	—	—
Acquisition of properties	(3,066)	(51,716)	(11,305)
Assumption of mortgage loans	3,066	51,716	11,305
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at December 31, 2006. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Equipment	5 – 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.
Once a property is designated as held for sale, no further depreciation expense is recorded. Operations for properties identified as held for sale and/or sold where no continuing involvement exists are presented in discontinued operations for all periods presented.
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
Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the Company’s share of net income from the joint ventures is included in the accompanying consolidated statements of operations.
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
The allowance for doubtful accounts at December 31, 2006 and 2005 was $5.1 million and $6.7 million, respectively.
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
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of minority interest.

Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	2006			2005
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$153,697	89,313	$1.72	$204,841	86,986	$2.36

Dilutive shares for long-term compensation plans	—	1,179		—	1,390

Diluted income from continuing operations
Income from continuing operations and assumed conversions	153,697	90,492	$1.70	204,841	88,376	$2.32

Basic income from discontinued operations
Discontinued operations net of minority interest	112,877	89,313	$1.26	44,510	86,986	$0.51

Dilutive shares for long-term compensation plans	—	1,179		—	1,390

Diluted income from discontinued operations
Discontinued operations net of minority interest	112,877	90,492	$1.25	44,510	88,376	$0.50

Basic income per common share
Net income	266,574	89,313	$2.98	249,351	86,986	$2.87

Dilutive shares for long-term compensation plans	—	1,179		—	1,390

Diluted income per common share
Net income and assumed conversions	$266,574	90,492	$2.95	$249,351	88,376	$2.82

	2004
		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$137,588	84,534	$1.63

Dilutive shares for long-term compensation plans	—	1,490

Diluted income from continuing operations
Income from continuing operations and assumed conversions	137,588	86,024	$1.60

Basic income from discontinued operations
Discontinued operations net of minority interest	23,855	84,534	$0.28

Dilutive shares for long-term compensation plans	—	1,490

Diluted income from discontinued operations
Discontinued operations net of minority interest	23,855	86,024	$0.28

Basic income per common share
Net income	161,443	84,534	$1.91

Dilutive shares for long-term compensation plans	—	1,490

Diluted income per common share
Net income and assumed conversions	$161,443	86,024	$1.88

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, deferred rent receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2006 for comparable loans, exceeds the aggregate carrying value by approximately $91 million at December 31, 2006.
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

Several of the Company’s subsidiaries are taxable REIT subsidiaries (each a “TRS”) and are subject to federal income taxes. In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate business that are not permitted REIT activities. The Company is also taxed in certain states and the United Kingdom. Accordingly, the Company has recognized federal, state and United Kingdom income taxes in accordance with US GAAP, as applicable. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards of approximately $9.7 million available as of December 31, 2006. These carryforwards begin to expire in 2013. We have considered estimated future taxable income and have determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Federal tax cost basis of the real estate at December 31, 2006 was $5.0 billion.
Share Based Compensation
At December 31, 2006, the Company had a share-based employee compensation plan as fully described in Note 10. Effective January 1, 2006 the Company adopted for its share-based employee compensation plan (the “Plan”) the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. In accordance with SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation", prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees", and related Interpretations.
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).
Certain restricted share awards and option awards are subject to accelerated vesting upon retirement. The Company historically accounted for these awards over the explicit service period. Upon adoption of SFAS No. 123(R), the Company began expensing new awards to individuals qualifying for share acceleration over the substantive service period. Compensation costs relating to awards granted prior to the adoption of SFAS No. 123(R) continue to be expensed over the explicit service period. Had the Company accounted for those awards over the substantive service period, compensation costs for the year ended December 31, 2005 would have increased by $0.2 million and for the year ended December 31, 2004 would have increased by $0.5 million.
Included in compensation costs for the year ended December 31, 2006 was a charge of $0.2 million, which resulted from the accelerated vesting of unvested options and shares during the year ended December 31, 2006.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of translation adjustments as described. Other comprehensive income (loss) was $10.4 million, ($15.2 million) and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No.153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.

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
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company beginning January 1, 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the financial impact, if any, of the interpretation and will adopt the provisions of FIN 48 on January 1, 2007.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2006 and 2005 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2006
Industrial properties	$309,119	$1,652,100	$1,961,219	$372,444
Office properties	368,956	2,162,337	2,531,293	433,865

2006 Total	$678,075	$3,814,437	$4,492,512	$806,309

2005
Industrial properties	$305,207	$1,657,992	$1,963,199	$336,721
Office properties	315,148	2,006,044	2,321,192	395,718

2005 Total	$620,355	$3,664,036	$4,284,391	$732,439

Depreciation expense was $124.9 million in 2006, $123.3 million in 2005 and $114.2 million in 2004.
As of December 31, 2006, the Company commenced development on 38 properties, which upon completion are expected to comprise 7.4 million square feet of leaseable space. As of December 31, 2006, $538.3 million had been expended for the development of these projects and an additional $475.0 million is estimated to be required for completion.

Information on the operating properties the Company sold during the years ended December 31, 2006 and 2005 is as follows:

2006 Sales	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley
Southeastern Pennsylvania	3	1,146,940	$101,700
Other	3	155,056	10,760
Midwest
Lehigh Valley	5	716,758	109,255
Other	16	2,519,409	134,375
Mid-Atlantic	16	1,449,464	139,300
Florida	3	147,262	7,474

Total	46	6,134,889	$502,864

2005 Sales	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley
Southeastern Pennsylvania	2	139,760	$7,864
Other	3	177,733	12,333
Midwest
Lehigh Valley	2	142,204	8,676
Other	18	400,262	23,236
Mid-Atlantic	4	727,732	51,570
Florida	6	726,632	53,834
United Kingdom	16	602,175	263,343

Total	51	2,916,498	$420,856

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in ownership of industrial distribution properties in New Jersey (the Delaware Valley — Other segment). The Company also provides development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
The Company recognized $634,000, $934,000, and $742,000 for development, leasing and property management services during the years ended December 31, 2006, 2005 and 2004, respectively.
Kings Hill Unit Trust
On December 14, 2005, the Company entered into a joint venture agreement (“Kings Hill Unit Trust”) with Doughty Hanson & Co. Real Estate. The Company sold 15 properties with a net book value of $125.8 million to the joint venture for proceeds of $219.9 million. In addition, the Company holds a $7.5 million note receivable from the Kings Hill Unit Trust and retained a 20% ownership interest in the joint venture. The note receivable bears interest at a 9% rate. The Company recognized a $75.1 million gain net of $14.5 million of tax on the sale of the properties to the Kings Hill Unit Trust. Due to the Company’s continuing involvement in this joint venture, the operations to the date of sale, as well as the gain on sale and related taxes are included in income from continuing operations in the accompanying consolidated statements of operations. The properties which were sold are industrial-flex and office properties and were included in the Company’s United Kingdom segment. The Company provides property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
Income from property management fees and interest was $1.3 million during the year ended December 31, 2006.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture (“Liberty/Commerz 1701 JFK Boulevard, LP”) with an affiliate of Commerzleasing und Immobilien AG, a wholly owned subsidiary of Commerzbank AG, pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in

March 2008. In addition to retaining a 20% interest, the Company will earn leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based on the updated leasing schedule Liberty may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sale of Real Estate,” have not been met and this transaction is accounted for as a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture (“Liberty Illinois, LP”) with the New York State Common Retirement Fund, selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million. The Company retained a 25% ownership interest in the joint venture, and will earn development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.
During the year ended December 31, 2006 the joint venture began construction on two buildings. Under the terms of the joint venture arrangement, the Company is obligated to complete development of the buildings, the estimated cost of which is approximately $39 million.
The Company recognized $777,000 for development and property management services during the year ended December 31, 2006.
Other Joint Ventures
As of December 31, 2006, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. These joint ventures have investments in properties under development, land or in leaseholds and do not operate or own operating properties.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.
The condensed balance sheets as of December 31, 2006 and 2005 and statements of operations for Liberty Venture I, LP, Liberty Illinois, LP, Kings Hill Unit Trust and other unconsolidated joint ventures for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):
Balance Sheets:

	December 31, 2006
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Real estate assets	$116,324	$119,787	$228,120	$—	$464,231
Accumulated depreciation	(10,183)	(1,842)	(4,213)	—	(16,238)

Real estate assets, net	106,141	117,945	223,907	—	447,993
Development in progress	—	28,420	—	24,088	52,508
Land held for development	2,733	8,246	—	31,078	42,057
Other assets	13,723	6,214	20,838	13,024	53,799

Total assets	$122,597	$160,825	$244,745	$68,190	$596,357

Debt	$74,063	$86,681	$186,010	$10,600	$357,354
Other liabilities	1,182	5,005	49,584	4,420	60,191
Equity	47,352	69,139	9,151	53,170	178,812

Total liabilities and equity	$122,597	$160,825	$244,745	$68,190	$596,357

Company’s net investment in unconsolidated joint ventures (1)	$11,293	$11,259	$—	$24,644	$47,196

Balance Sheets:

	December 31, 2005
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Real estate assets	$121,092	$—	$202,200	$—	$323,292
Accumulated depreciation	(7,579)	—	(284)	—	(7,863)

Real estate assets, net	113,513	—	201,916	—	315,429
Development in progress	—	—	—	—	—
Land held for development	2,750	—	—	37,812	40,562
Other assets	14,922	—	18,499	9,980	43,401

Total assets	$131,185	$—	$220,415	$47,792	$399,392

Debt	$77,826	$—	$163,448	$—	$241,274
Other liabilities	2,284	—	44,028	678	46,990
Equity	51,075	—	12,939	47,114	111,128

Total liabilities and equity	$131,185	$—	$220,415	$47,792	$399,392

Company’s net investment in unconsolidated joint ventures (1)	$12,310	$—	$—	$21,212	$33,522

(1)	Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest. Deferred gains are amortized to equity in earnings (loss) of joint ventures over the average estimated useful lives of the assets sold.
Statements of Operations:

	Year Ended December 31, 2006
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Total revenue	$18,395	$7,471	$18,183	$—	$44,049
Operating expense	5,364	1,833	2,181	171	9,549

	13,031	5,638	16,002	(171)	34,500
Interest	(4,501)	(2,527)	(13,455)	—	(20,483)
Depreciation and amortization	(4,544)	(2,502)	(6,267)	—	(13,313)
Other income/(expense)	(127)	5	(604)	392	(334)
Gain on sale	2,644	—	—	138	2,782

Net income (loss)	$6,503	$614	$(4,324)	$359	$3,152

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,651	$259	$(657)	$179	$1,432

	Year Ended December 31, 2005
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Total revenue	$18,592	$—	$745	$—	$19,337
Operating expense	5,859	—	201	32	6,092

	12,733	—	544	(32)	13,245
Interest	(4,569)	—	(634)	—	(5,203)
Depreciation and amortization	(4,933)	—	(386)	—	(5,319)
Other income/(expense)	(184)	—	(33)	3,066	2,849
Gain on sale	7,555	—	—	—	7,555

Net income (loss)	$10,602	$—	$(509)	$3,034	$13,127

Company’s equity in earnings (loss) of unconsolidated joint ventures	$2,650	$—	$(110)	$—	$2,540

Statements of Operations:

	Year Ended December 31, 2004
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Total revenue	$18,746	$—	$—	$—	$18,746
Operating expense	6,736	—	—	—	6,736

	12,010	—	—	—	12,010
Interest	(4,426)	—	—	—	(4,426)
Depreciation and amortization	(10,683)	—	—	—	(10,683)

Net loss	$(3,099)	$—	$—	$—	$(3,099)

Company’s equity in loss of unconsolidated joint ventures	$(775)	$—	$—	$—	$(775)

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred leasing costs	$150,179	$154,886
Deferred financing costs	8,476	23,266
In-place lease value and related intangible asset	71,496	52,945

	230,151	231,097
Accumulated amortization	(100,406)	(108,103)

Total	$129,745	$122,994

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility and the Liberty/Commerz 1701 JFK Boulevard, LP, financing arrangement. The weighted average interest rates for the years ended December 31, 2006, 2005 and 2004, were 6.6%, 6.6% and 6.7%, respectively. Interest costs during the years ended December 31, 2006, 2005 and 2004 in the amount of $30.8 million, $17.7 million and $13.2 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2006, 2005 and 2004, was $150.2 million, $148.8 million and $130.4 million, respectively.
During the year ended December 31, 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due December 15, 2016. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
During the year ended December 31, 2005, the Company issued a $300 million 5.125% senior unsecured note due March 2, 2015. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2006 the Company was in compliance with all financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2007 to 2021 are collateralized by and in some instances cross-collateralized by properties with a net book value of $330.0 million.
The interest rates on $2,141.0 million of mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.

Credit Facility
$600 Million Unsecured Revolving Credit Facility
During the fourth quarter of 2005, the Company obtained a four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) replacing a $450 million unsecured revolving credit facility due January 16, 2006. Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $94.0 million of borrowings outstanding as of December 31, 2006 was 5.59%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. The $600 million Credit Facility has an accordion feature for an additional $200 million. There is also a 15 basis point annual facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one-year period. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
Liberty/Commerz 1701 JFK Boulevard, LP Financing Arrangement
The equity contribution from the Company’s joint venture partner in the Liberty/Commerz 1701 JFK Boulevard, LP is treated as a financing arrangement- see Note 4. This equity contribution receives a return equal to the greater of 5% or the current rate on the $600 million Credit Facility.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding, the $600 million Credit Facility, the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement and the related weighted average interest rates are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal	Unsecured	Credit			Interest
	Amortization	Maturities	Notes	Facility		Total	Rate
2007	$8,820	$1,553	$100,000	$—		$110,373	7.22%
2008	7,975	39,753	—	152,960	(1)	200,688	6.15%
2009	5,699	46,148	270,000	—		321,847	7.77%
2010	4,877	4,738	200,000	94,000		303,615	7.51%
2011	4,153	10,730	250,000	—		264,883	7.26%
2012	3,274	32,911	235,000	—		271,185	6.47%
2013	2,751	—	—	—		2,751	6.00%
2014	2,894	2,681	200,000	—		205,575	5.65%
2015	3,033	—	300,000	—		303,033	5.13%
2016	2,220	—	300,000	—		302,220	5.50%
2017 & thereafter	1,768	—	100,000	—		101,768	7.47%

	$47,464	$138,514	$1,955,000	$246,960		$2,387,938	6.55%

(1)	Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement — see above.
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$446,997
2008	399,549
2009	333,841
2010	269,376
2011	203,081
Thereafter	468,809

TOTAL	$2,121,653

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. SHAREHOLDERS’ EQUITY
Common Shares
The Company paid to holders of its common shares and holders of its common units distributions of $228.6 million, $220.8 million and $213.3 million during the years ended December 31, 2006, 2005, and 2004, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $2.465, $2.445 and $2.425 during the years ended December 31, 2006, 2005, and 2004, respectively.
For federal income tax purposes, the following table summarizes the portions of the Common Share distributions relating to return of capital, ordinary income, and capital gains:

	2006	2005	2004
Return of capital	—	—	8.0%
Ordinary income	66.6%	62.8%	87.3%
Capital gains	33.4%	37.2%	4.7%
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
Minority Interest
Minority interest in the accompanying consolidated financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. Minority interest is adjusted at each period end to reflect the ownership percentage of the common and preferred unitholders at that time. A minority interest reclassification occurs between minority interest and shareholders’ equity each period there is a transaction involving ownership interests in Liberty Property Limited Partnership. In addition, minority interest includes third-party ownership interests in two consolidated joint venture investments in the United Kingdom. During 2006, 684,432 common units were issued in connection with an acquisition. No common units were issued in connection with acquisitions during 2005 or 2004. The common units outstanding as of December 31, 2006 have the same economic characteristics as common shares. The 4,189,967 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust.
As of December 31, 2006, the Company has 5,800,000 authorized but unissued preferred shares.
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative RedeemablePreferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

Effective August 31, 2004, the distribution rate on the $95 million Series B preferred units was reduced from 9.25% to 7.45%.
During the year ended December 31, 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2006	2005	2004
Distributions (in millions)	$13.7	$12.1	$11.8
Distribution per unit:
Series B	$1.86	$1.86	$2.16
Series C	—	$1.05	$2.28
Series D	$3.81	$3.81	$3.81
Series E	$3.50	$1.90	—
Series F	$3.33	$1.61	—
Series G	$0.16	—	—
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
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of common shares may elect to automatically reinvest their distributions in additional common shares and may make optional cash payments for additional common shares. The Company may issue additional common shares or repurchase common shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2006, 2005, and 2004, 1,297,867, 1,767,187, and 1,590,488, common shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
9. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $940,000, $716,000 and $739,000 for the years ended 2006, 2005 and 2004 respectively.
10. SHARE BASED COMPENSATION
Options
The Company has authorized the grant of options under the Plan to executive officers, other key employees, non-employee trustees and consultants of up to 12.8 million common shares of the Company. All options granted have 10-year terms and most options vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the years ended December 31, 2006, 2005 and 2004 was $764,000, $616,000 and $349,000, respectively.

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

	Year Ended December 31,
	2005	2004
Net income	$249,351	$161,443

Add: Share-based compensation expense included in reported net income	616	349

Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(746)	(1,199)

Pro forma net income	$249,221	$160,593

Net income per common share:
Basic — as reported	$2.87	$1.91
Basic — pro forma	$2.87	$1.90

Diluted — as reported	$2.82	$1.88
Diluted — pro forma	$2.82	$1.87
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
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.8%	4.4%	4.0%
Dividend yield	5.8%	5.9%	6.2%
Volatility factor	0.188	0.184	0.172
Weighted-average expected life	7 years	8 years	8 years
A summary of the Company’s share option activity, and related information for the year ended December 31, 2006 follows:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2006	3,521	$29.31
Granted	175	46.94
Exercised	(1,123)	26.17
Forfeited	(16)	42.55

Outstanding at December 31, 2006	2,557	$31.83

Exercisable at December 31, 2006	2,080	$29.07
The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $5.06, $3.86 and $3.15, respectively. Exercise prices for options outstanding as of December 31, 2006 ranged from $21.88 to $48.54. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2006 was 5.2 years and 4.5 years, respectively.
During the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $23.5 million, $9.5 million and $13.7 million, respectively. As of December 31, 2006, the aggregate intrinsic value of options outstanding was $44.2 million and the aggregate intrinsic value of options exercisable was $41.7 million. The total cash received from the exercise of options for the years ended December 31, 2006, 2005 and 2004 was $29.4 million, $15.8 million and $22.0 million, respectively. The Company has historically issued new shares to satisfy share option exercises.

As of December 31, 2006, there was $2.0 million of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.
Long Term Incentive Shares (“LTI”)
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2006, 2005 and 2004 were $3.1 million, $2.4 million and $1.5 million, respectively.
The following table shows a summary of the Company’s restricted LTI share activity for the year ended December 31, 2006:

		Weighted Avg
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2006	253	$39.10
Granted	78	48.08
Vested	(50)	37.12
Forfeited	(10)	40.26

Nonvested at December 31, 2006	271	$42.02

The weighted average fair value of restricted shares granted during the years ended December 31, 2006, 2005 and 2004 was $48.08 per share, $41.14 per share and $42.47 per share. As of December 31, 2006, there was $11.4 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.9 million, $1.6 million and $0.9 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of common shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2006, 2005 and 2004 were 39,207, 51,055 and 38,575, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2006, 2005 and 2004 was $1.9 million, $2.1 million and $1.7 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of common shares depending on Company performance. Shares issued in conjunction with the profit sharing plan for the years ended December 31, 2006, 2005 and 2004 were 3,072, 3,126 and 4,092 shares, respectively.
An additional 3,063,169, 1,935,042 and 2,309,159 common shares were reserved for issuance for future grants under the Share Incentive Plan at December 31, 2006, 2005, and 2004, respectively.
Employee Share Purchase Plan
The Company registered 750,000 common shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were 10,491, 8,814 and 9,227 shares issued, in accordance with the ESPP, during the years ended December 31, 2006, 2005 and 2004, respectively.

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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $1.0 million.
The Company has letter of credit obligations of $1.6 million related to development requirements.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2006 and 2005 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
Operating revenue	$175,702	$167,026	$163,799	$160,192	$160,517	$157,949	$162,754	$152,274

Income from continuing operations	36,130	35,032	50,800	31,735	102,495	31,779	34,788	35,779

Discontinued operations	24,684	11,853	17,649	58,691	4,821	20,096	9,769	9,824

Income available to common shareholders	60,814	46,885	68,449	90,426	107,316	51,875	44,557	45,603

Income per common share - basic (1)	$0.67	$0.52	$0.77	$1.02	$1.22	$0.59	$0.51	$0.53

Income per common share - diluted (1)	$0.67	$0.52	$0.76	$1.01	$1.20	$0.58	$0.51	$0.52

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
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
YEAR ENDED DECEMBER 31, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$187,817	$38,730	$85,180	$116,324	$122,014	$112,788	$3,866	$666,719
Rental property expenses and real estate taxes	58,545	12,718	18,747	42,839	37,566	37,428	2,864	210,707

Property level operating income	$129,272	$26,012	$66,433	$73,485	$84,448	$75,360	$1,002	456,012

Interest and other income								9,591
Interest expense								(119,584)
General and administrative								(45,991)
Depreciation and amortization								(144,692)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								155,336
Gain on property dispositions								17,628
Income taxes								(288)
Minority interest								(20,411)
Equity in earnings of unconsolidated joint ventures								1,432
Discontinued operations, net of minority interest								112,877

Net income								$266,574

YEAR ENDED DECEMBER 31, 2005

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$187,212	$37,521	$77,219	$110,190	$104,794	$96,229	$20,329	$633,494
Rental property expenses and real estate taxes	55,706	13,139	19,661	39,878	31,614	31,556	3,678	195,232

Property level operating income	$131,506	$24,382	$57,558	$70,312	$73,180	$64,673	$16,651	438,262

Interest and other income								8,008
Interest expense								(119,614)
General and administrative								(38,099)
Depreciation and amortization								(135,846)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								152,711
Gain on property dispositions								85,593
Income taxes								(14,827)
Minority interest								(21,176)
Equity in earnings of unconsolidated joint ventures								2,540
Discontinued operations, net of minority interest								44,510

Net income								$249,351

YEAR ENDED DECEMBER 31, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh				United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Kingdom	Total
Operating revenue	$177,655	$32,680	$66,731	$102,824	$99,395	$86,267	$19,732	$585,284
Rental property expenses and real estate taxes	51,943	11,048	17,087	37,341	26,715	26,744	3,166	174,044

Property level operating income	$125,712	$21,632	$49,644	$65,483	$72,680	$59,523	$16,566	411,240

Interest and other income								6,266
Interest expense								(107,027)
General and administrative								(33,724)
Depreciation and amortization								(119,934)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures								156,821
Gain on property dispositions								496
Income taxes								(1,820)
Minority interest								(17,134)
Equity in loss of unconsolidated joint ventures								(775)
Discontinued operations, net of minority interest								23,855

Net income								$161,443

Product Type Information	Real Estate Related Revenues
	Year Ended December 31,
	2006	2005	2004
Industrial	$284,551	$268,958	$247,379
Office	382,168	364,536	337,905

Total operating revenue	$666,719	$633,494	$585,284

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2006	$1,060,198	$183,020	$637,301	$833,618	$913,735	$646,681	$9,838	$4,284,391
Additions	74,852	36,807	15,006	37,853	104,185	275,474	1,597	545,774
Dispositions	(55,255)	(4,422)	(69,832)	(91,464)	(116,680)	—	—	(337,653)

December 31, 2006	$1,079,795	$215,405	$582,475	$780,007	$901,240	$922,155	$11,435	4,492,512

Accumulated depreciation								(806,309)
Development in progress								538,303
Land held for development								195,332
Assets held for sale								40,715
Other assets								450,358

Total assets at December 31, 2006								$4,910,911

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2005	$1,020,714	$190,116	$558,590	$746,207	$828,809	$651,123	$169,304	$4,164,863
Additions	44,071	14,857	84,698	114,253	115,341	37,772	10,832	421,824
Dispositions	(4,587)	(21,953)	(5,987)	(26,842)	(30,415)	(42,214)	(170,298)	(302,296)

December 31, 2005	$1,060,198	$183,020	$637,301	$833,618	$913,735	$646,681	$9,838	4,284,391

Accumulated depreciation								(732,439)
Development in progress								324,924
Land held for development								158,653
Assets held for sale								73,211
Other assets								391,582

Total assets at December 31, 2005								$4,500,322

14. SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $395.9 million and $200.9 million for the years ended December 31, 2006 and 2005, respectively.
Below is a summary of the results of operations of the properties disposed of and held for sale through the respective disposition dates (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues	$28,399	$60,202	$70,580
Operating expenses	(11,170)	(20,332)	(23,244)
Interest expense	(4,662)	(15,814)	(17,470)
Depreciation and amortization	(7,252)	(14,374)	(16,581)

Income before property dispositions and minority interest	$5,315	$9,682	$13,285

The held for sale properties consist of three properties totaling 352,000 square feet in the Company’s Midwest — Other segment. The properties held for sale as of December 31, 2006 were sold in January 2007.
Interest expense is allocated to discontinued operations as permitted under EITF Issue 87-24, "Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2006 and 2005, the Company recognized impairment losses of $4.2 million and $5.3 million, respectively. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in the Midwest — Other segment. The 2005 impairment loss of $5.3 million was primarily related to a portfolio of operating properties equaling 615,000 square feet in the Midwest — Other segment. For the years ended December 31, 2006 and 2005, respectively, $4.2 million and $3.7 million related to properties sold or held for sale were included in the caption discontinued operations in the Company’s statement of operations. For the years ended December 31, 2005 and 2004, respectively, $1.6 million and $1.4 million in impairments were included in the caption gain on property dispositions as a component of income from continuing operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2006.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—	$5,813,324	$18,874,059	$3,274,480	$5,816,839	$22,145,024	$27,961,863	$7,560	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,970	107,307	1,341,822	1,449,129	750,775	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	826,310	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	2,425,462	726,651	7,438,711	8,165,362	2,459,321	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	6,324,599	1,197,447	6,314,928	7,512,376	1,930,459	1996	40 yrs.
400 Nestle Way	Allentown, PA	22,630,797	8,065,500	—	27,253,022	8,184,096	27,134,426	35,318,522	7,218,734	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	1,101,923	2,670,673	14,409,506	17,080,179	3,732,710	1988	40 yrs.
700 Nestle Way	Allentown, PA	—	3,473,120	—	18,116,440	4,174,970	17,414,590	21,589,560	4,014,467	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	184,443	269,614	1,028,512	1,298,126	259,319	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	322,599	463,123	1,771,449	2,234,572	538,729	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	304,958	489,749	1,963,049	2,452,798	465,129	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	1,802,850	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	348,419	1,127,805	3,657,551	4,785,355	839,583	1993	40 yrs.
7132 Daniels Drive	Allentown, PA	—	1,623,326	3,464,626	4,174,016	1,695,610	7,566,357	9,261,967	1,576,367	1988	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,446,162	3,645,117	9,820,303	13,465,420	2,218,246	1999	40 yrs.
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,878,034	4,486,836	14,875,294	19,362,130	2,387,484	2001	40 yrs.
651 Boulder Drive	Allentown, PA	*	4,308,646	—	13,284,432	4,308,646	13,284,432	17,593,078	2,467,753	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167	—	8,906,845	2,571,466	8,899,547	11,471,013	1,421,039	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—	1,025,667	—	5,346,179	1,035,854	5,335,991	6,371,846	633,244	2002	40 yrs.
650 Boulder Drive	Allentown, PA	—	5,208,248	—	31,404,856	9,961,788	26,651,316	36,613,104	2,728,758	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	586,086	2002	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	240,929	4,722,683	19,163,574	23,886,258	1,081,207	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,623,328	12,099,145	1,144,216	3,719,772	13,146,917	16,866,689	690,330	2004	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,839,996	458,945	2,839,332	3,298,277	1,116,992	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,608,143	541,459	3,607,479	4,148,938	1,356,701	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,317,332	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,470,090	560,691	3,269,426	3,830,117	1,390,438	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,910,864	532,047	4,910,085	5,442,132	2,333,532	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,284,907	389,081	3,284,155	3,673,235	1,459,264	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	1,829,429	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,469,917	144,248	2,469,170	2,613,417	1,308,676	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	1,983,002	139,480	1,982,338	2,121,818	913,043	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	864,405	141,746	863,728	1,005,474	446,399	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,157,004	98,986	1,157,004	1,255,990	727,271	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,906,472	129,142	1,905,783	2,034,926	1,121,868	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,110,937	104,453	1,110,149	1,214,602	586,982	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	279,310	163,735	2,009,575	2,173,310	677,125	1986	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	266,454	161,371	1,999,083	2,160,454	663,735	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	464,628	119,711	1,898,917	2,018,628	633,568	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,787,903	484,361	1,756,857	2,241,218	593,896	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	353,869	1990	40 yrs.
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,721,684	1,579,169	6,875,493	8,454,662	1,849,083	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	356,371	1,093,724	4,205,910	5,299,633	1,364,080	1990	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	22,322,825	3,752,293	22,240,788	25,993,081	8,676,942	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	470,711	1985	40 yrs.
41199 Van Born Road	Bellville, MI	—	1,829,396	6,765,015	509,937	1,829,396	7,274,952	9,104,347	5,269	2005	40 yrs.
41133 Van Born Road	Bellville, MI	—	1,829,560	6,454,755	463,975	1,829,560	6,918,730	8,748,290	5,877	2005	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,019,753	215,095	2,019,088	2,234,184	935,846	1993	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,743,118	545,172	3,868,235	4,413,408	1,742,880	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,538,675	190,728	2,706,947	2,897,675	1,142,900	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,215,932	188,896	2,386,036	2,574,932	942,344	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,278,206	188,721	2,448,485	2,637,206	737,276	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	520,095	212,744	1,339,140	1,551,884	521,859	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	169,265	237,078	1,156,844	1,393,922	312,464	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	223,146	253,886	1,286,027	1,539,913	383,776	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,011,186	367,706	1,963,481	2,331,186	701,530	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,721,312	804,104	7,392,894	8,196,998	1,900,307	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127	—	13,371,415	1,099,079	13,368,463	14,467,542	2,582,086	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	11,065,717	1,766,196	10,029,272	11,795,468	1,779,914	2000	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,053,506	662,809	2,688,924	3,351,733	367,073	2002	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,695,697	435,303	4,695,034	5,130,337	1,544,454	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,827,587	197,700	3,826,842	4,024,541	1,470,951	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,638,646	240,732	4,637,983	4,878,715	2,078,924	1988	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
OPERATING PROPERTIES
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,762,171	312,873	3,761,507	4,074,380	1,704,910	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,008,631	212,492	3,007,886	3,220,378	1,256,732	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	764,168	395,459	3,460,709	3,856,168	1,189,140	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,283,047	198,482	2,328,594	2,527,076	838,903	1996	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,629,236	2,310,246	38,582,050	40,892,296	7,893,682	1998	40 yrs.
4801 West 81st Street	Bloomington, MN	—	1,624,701	2,494,368	809,469	1,624,701	3,303,836	4,928,537	864,938	1984	40 yrs.
8100 Cedar Avenue	Bloomington, MN	—	501,313	3,675,416	971,824	501,313	4,647,240	5,148,553	1,214,704	1983	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	732,919	741,194	4,043,704	4,784,898	745,201	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577	—	4,105,182	786,382	4,103,377	4,889,759	944,251	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,311,678	2,060,644	7,152,700	9,213,345	2,366,472	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,954,672	1,264,758	4,313,922	5,578,680	810,571	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,089,640	1,264,758	3,448,890	4,713,648	447,722	2002	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,302,089	1,430,937	4,345,589	5,776,526	839,133	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,234,056	1,426,251	7,333,008	8,759,259	2,037,449	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	4,498,115	4,501,247	20,175,462	24,676,709	5,014,867	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	640,426	1,065,068	5,122,070	6,187,139	1,249,779	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	*	—	—	13,376,989	2,865,575	10,511,414	13,376,989	629,760	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	1,403,042	8,118,881	20,288,528	28,407,408	671,096	2004	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	491,389	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	3,816,157	577,067	9,014,060	9,591,127	1,549,221	1984	40 yrs.
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	828,882	586,665	5,118,789	5,705,454	984,048	1999	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	948,664	1,306,811	9,059,092	10,365,903	1,391,720	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	12,858,381	830,008	12,276,445	478,954	830,999	12,754,408	13,585,406	429,906	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	—	1,023,466	10,729,219	418,157	1,025,082	11,145,759	12,170,841	474,180	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	5,295,966	571,389	10,238,547	658,028	572,158	10,895,806	11,467,963	391,207	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	7,584,291	675,422	8,910,651	602,016	678,637	9,509,452	10,188,089	398,554	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	64,858	646,518	3,703,639	4,350,156	111,258	2006	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	173,427	4,253,027	14,056,308	18,309,335	699,441	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108	—	7,605,349	794,874	7,548,583	8,343,457	1,666,953	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125	—	5,086,632	955,374	5,057,383	6,012,757	733,464	2001	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	*	2,000,000	3,493,983	3,217,287	2,005,475	6,705,794	8,711,270	543,140	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,878,062	1,129,850	4,609,232	5,739,082	691,749	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	4,629,615	1,708,050	4,101,602	5,809,652	554,643	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,588,914	864,150	4,427,285	66,501	866,609	4,491,328	5,357,937	352,536	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,903,981	1,950,375	8,273,910	(614,501)	1,951,135	7,658,648	9,609,783	650,222	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	4,967,909	1,202,556	5,975,538	1,185,556	1,292,273	7,071,376	8,363,650	336,396	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	5,793,893	1,292,062	6,456,515	1,141,115	1,292,254	7,597,437	8,889,691	380,615	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	394,344	2,014,689	7,938,686	9,953,375	422,930	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,113,029	997,570	5,115,459	6,113,029	108,314	2005	40 yrs.
600 H P Way	Chester, VA	—	146,126	—	6,429,625	501,752	6,073,999	6,575,751	1,193,352	1997	40 yrs.
500 H P Way	Chester, VA	—	142,692	—	5,563,992	491,919	5,214,765	5,706,684	1,090,627	1997	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,729,322	2,746,455	7,986,942	10,733,397	161,577	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	3,519,455	765,952	3,512,453	4,278,406	1,941,815	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,815,495	920,439	5,795,210	6,715,649	3,426,185	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	1,836,281	1,571,105	6,621,299	8,192,405	2,215,458	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	907,405	341,663	3,940,714	4,282,377	791,142	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	125,207	218,542	2,065,843	2,284,384	504,644	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	223,402	243,791	2,387,496	2,631,287	669,572	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	644,582	266,684	3,011,483	3,278,167	794,236	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	531,960	299,099	3,186,029	3,485,129	815,523	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	711,722	237,779	2,822,557	3,060,336	569,893	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	143,928	296,262	2,772,861	3,069,124	717,517	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	802,675	290,950	3,379,828	3,670,778	720,137	1972	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	873,148	2,427,065	8,368,619	10,795,684	1,959,626	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,590,872	1,295,000	3,253,978	4,548,978	602,208	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,736,325	1,295,000	3,399,431	4,694,431	532,591	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,724,707	1,307,300	3,375,513	4,682,813	622,557	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,780,749	1,599,259	3,139,595	4,738,854	349,799	2000	40 yrs.
5950 Symphony Woods Road	Columbia, MD	—	1,462,762	11,310,187	1,368,440	1,467,623	12,673,767	14,141,389	1,845,734	1986	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	110,510	3,922,382	16,324,943	20,247,324	—	2006	40 yrs.
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	420,347	2003	40 yrs.
1250 Hall Court	Deer Park, TX	3,063,690	829,570	4,778,327	—	829,570	4,778,327	5,607,897	8,813	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	68,364	598,918	3,711,550	4,310,468	86,944	2006	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
190 Parkway West	Duncan, SC	—	551,663	3,463,858	34,737	552,211	3,498,047	4,050,258	95,141	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	174,266	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	23,682	976,393	6,172,187	7,148,580	313,732	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,393,423	1,131,017	3,393,423	4,524,441	677,048	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	317,011	462,876	4,468,801	4,931,677	1,213,996	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,817,841	1,289,215	7,212,509	8,501,724	2,440,957	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	157,281	195,982	1,919,309	2,115,290	441,713	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	121,763	118,300	1,209,311	1,327,611	304,525	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	369,479	142,399	1,677,978	1,820,377	479,554	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	90,782	108,610	1,088,786	1,197,396	257,962	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	584,392	270,584	3,071,377	3,341,961	737,188	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	506,997	285,464	3,130,804	3,416,267	756,087	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	775,855	264,419	3,204,372	3,468,791	761,414	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	217,201	336,481	3,309,608	3,646,089	790,055	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,843,159	2,938,372	22,817,178	25,755,550	5,724,688	1999	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	605,146	760,525	3,859,903	4,620,429	843,591	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	179,519	2,188,525	3,968,281	6,156,806	841,929	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	33,365	1,230,965	4,107,430	5,338,395	833,068	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,058,231	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	717,864	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,191,303	993,101	3,328,165	4,321,266	542,633	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829	—	4,287,274	1,739,966	3,873,137	5,613,103	676,755	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517	—	8,665,025	3,000,555	6,675,988	9,676,542	1,378,155	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594	—	3,664,053	2,055,296	2,696,352	4,751,648	429,638	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687	—	3,608,469	1,718,407	2,806,748	4,525,156	377,488	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925	—	5,226,016	1,599,757	5,027,185	6,626,941	325,388	2000	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	—	456,877	4,091,196	754,780	456,877	4,845,977	5,302,854	1,273,497	1983	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	—	382,754	3,425,227	363,784	382,754	3,789,011	4,171,765	1,043,115	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	—	452,860	4,055,512	443,764	452,860	4,499,276	4,952,136	1,150,855	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	—	203,064	1,802,592	174,777	203,064	1,977,369	2,180,433	530,662	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	—	171,518	1,518,192	280,526	171,518	1,798,718	1,970,236	445,822	1985	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	—	370,378	3,311,366	732,514	370,378	4,043,880	4,414,259	967,017	1985	40 yrs.
26442-26450 Haggerty Road	Farmington Hills, MI	—	237,687	2,143,478	152,517	237,691	2,295,991	2,533,682	534,548	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	—	311,093	2,791,804	433,388	311,097	3,225,188	3,536,285	737,282	1986	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	—	173,166	1,562,704	143,228	173,170	1,705,928	1,879,098	378,883	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	—	253,338	2,290,696	104,078	253,341	2,394,770	2,648,112	542,406	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	—	292,717	2,638,688	250,110	292,720	2,888,795	3,181,515	750,106	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	—	175,489	1,583,362	243,691	175,492	1,827,050	2,002,542	500,064	1986	40 yrs.
26842-26850 Haggerty Road	Farmington Hills, MI	—	239,606	2,160,470	364,314	239,609	2,524,781	2,764,390	707,486	1988	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	—	455,846	—	2,921,972	537,693	2,840,125	3,377,818	819,672	1999	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	—	368,083	—	2,647,709	535,179	2,480,613	3,015,792	658,542	2000	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	262,203	524,390	1,217,565	1,741,954	292,366	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,814,580	2,823,257	8,758,255	11,581,511	49,754	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	177,437	1,267,937	2,394,153	3,662,091	63,339	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	1,870,359	1,789,302	4,017,806	5,807,108	—	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	422,241	1,650,703	2,339,278	3,989,980	23,113	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	53,906	13,035,013	11,507,146	24,542,159	197,270	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	125,941	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,177,660	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	9,866,832	3,414,989	12,266,571	15,681,559	452,897	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,101,013	625,111	5,255,916	5,881,027	1,288,523	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	438,216	—	3,491,624	3,491,624	884,615	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	486,427	—	3,540,992	3,540,992	912,641	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	2,746,479	743,898	7,246,286	7,990,184	1,217,434	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	185,433	771,029	3,869,867	4,640,895	1,080,246	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,347,885	483,263	3,308,107	3,791,370	793,756	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,197,775	1,075,620	10,195,051	11,270,671	2,394,924	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	981,346	670,292	4,820,591	5,490,883	1,290,221	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,751,122	1,010,044	8,902,831	9,912,875	2,447,991	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	519,164	1,083,006	6,554,817	7,637,824	436,918	2004	40 yrs.
420 Park Avenue	Greenville, SC	*	522,548	2,730,261	977,573	522,548	3,707,834	4,230,382	1,096,196	1986	40 yrs.
One Independence Pointe	Greenville, SC	—	780,881	6,199,230	6,430,871	784,617	12,626,365	13,410,982	2,240,553	1982	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
15 Brendan Way	Greenville, SC	—	614,192	3,012,019	1,767,666	614,192	4,779,684	5,393,876	1,424,079	1988	40 yrs.
4 Independence Pointe	Greenville, SC	—	—	—	3,555,776	467,438	3,088,339	3,555,776	587,548	2002	40 yrs.
5 Independence Pointe	Greenville, SC	—	—	—	3,286,804	467,438	2,819,366	3,286,804	616,674	2002	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911	—	6,273,615	515,542	6,270,984	6,786,525	478,893	2003	40 yrs.
6 Independence Pointe	Greenville, SC	—	—	—	3,061,966	545,698	2,516,268	3,061,966	195,504	2003	40 yrs.
2 Independence Point	Greenville, SC	—	371,600	—	3,168,228	682,881	2,856,946	3,539,828	30,935	2005	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,182,175	974,675	6,762,044	7,736,719	1,737,849	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	856,086	1,097,368	7,616,864	8,714,232	2,061,113	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,663,695	212,694	1,658,368	1,871,063	428,848	1999	40 yrs.
21 Enterprise Parkway	Hampton, VA	383,605	263,668	8,167,118	511,240	265,719	8,676,307	8,942,026	1,386,213	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	260,815	710,486	3,212,247	3,922,733	264,018	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	453,669	1983	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—	5,194,872	19,991,436	4,120,570	5,687,013	23,619,865	29,306,878	1,197,404	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	543,603	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,836,257	315,614	1,641,972	1,957,586	506,298	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	19,610,267	2,042,159	18,370,011	20,412,169	3,868,705	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	2,404,561	235,698	2,403,427	2,639,125	1,058,454	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,630,880	320,450	2,629,719	2,950,169	1,156,811	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,333,337	231,692	2,332,268	2,563,959	1,087,232	1989	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,467,001	655,240	3,977,424	4,632,665	1,593,141	1990	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,364,005	183,888	2,362,926	2,546,815	1,039,384	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	4,545,898	521,122	—	7,238,387	825,092	6,934,416	7,759,509	3,316,305	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,755,206	173,623	3,065,585	3,239,208	1,019,455	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	807,718	597,368	5,628,850	6,226,218	1,733,031	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,210,549	283,368	2,210,177	2,493,545	727,018	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,225,791	132,655	1,236,797	1,369,452	430,335	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,351,586	545,627	3,091,841	3,637,468	725,642	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,598,532	265,991	2,434,913	2,700,904	647,095	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,250,342	173,889	2,143,184	2,317,073	709,040	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,090,460	276,038	2,078,460	2,354,498	367,817	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,052,846	500,980	3,051,365	3,552,346	563,934	2000	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203	—	3,748,139	526,266	3,344,076	3,870,342	1,096,678	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106	—	3,430,702	431,106	3,099,702	3,530,808	723,686	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232	—	1,682,699	378,101	1,398,830	1,776,931	313,939	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320	—	7,145,926	984,672	6,333,574	7,318,246	1,020,098	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943	—	3,119,682	611,166	2,726,459	3,337,625	422,224	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,792,495	511,869	2,790,626	3,302,495	141,901	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,349,592	505,700	2,951,478	3,457,178	120,322	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,860,213	665,239	1,194,974	1,860,213	14,800	2004	40 yrs.
100 Witmer Road	Horsham, PA	5,804,315	3,102,784	—	11,902,626	3,764,784	11,240,627	15,005,410	2,877,003	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,219,965	1,408,041	4,145,566	5,553,607	1,331,664	1998	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	358,107	180,459	1,799,579	1,980,038	566,487	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,347,544	282,493	3,604,051	3,886,545	1,094,113	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,614,038	1,265,363	9,397,919	10,663,282	2,775,835	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,658,857	1,939,712	8,785,096	10,724,809	1,749,887	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,627,733	638,513	7,439,056	8,077,569	2,202,723	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,201,778	629,944	6,935,006	7,564,950	2,143,096	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,578,115	629,944	7,311,349	7,941,293	2,295,152	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,059,580	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	506,596	360,549	3,766,580	4,127,129	1,094,203	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	233,299	330,111	3,214,968	3,545,079	705,425	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	871,555	393,019	3,182,573	3,575,591	970,834	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	613,296	489,032	4,739,447	5,228,479	1,272,980	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	856,934	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	795,126	270,906	3,243,625	3,514,531	1,044,383	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	141,841	464,871	4,093,813	4,558,684	942,660	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,761,333	270,282	4,202,609	4,472,891	959,764	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	699,674	436,952	4,648,636	5,085,589	1,155,695	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	81,406	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,376,885	732,552	7,185,312	7,917,864	1,741,900	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	652,633	208,140	1,548,102	1,756,243	357,080	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	334,495	451,731	3,404,836	3,856,568	823,288	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	640,212	452,251	3,704,911	4,157,162	892,449	1975	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	973,788	558,142	5,779,303	6,337,445	1,392,610	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,170,108	673,041	7,946,477	8,619,518	1,938,777	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	659,861	255,528	2,807,359	3,062,887	844,384	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	915,265	502,705	5,455,862	5,958,567	1,609,702	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,710,844	376,475	5,042,605	5,419,080	1,681,475	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,059,164	1981	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	—	1,133,479	189,793	2,191,834	2,381,627	735,818	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,997,494	380,802	5,430,252	5,811,054	1,285,924	1983	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	205,125	495,112	3,015,506	3,510,618	669,434	1987	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	—	7,329,299	2,515,115	7,329,299	9,844,415	1,405,252	1999	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	547,772	696,061	3,887,762	4,583,823	866,821	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,641,908	2,565,140	7,649,183	10,214,323	3,175,714	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151	—	12,039,009	4,138,577	11,427,583	15,566,160	2,583,511	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	474,800	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,736,456	182,400	8,554,056	8,736,456	470,505	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,086,356	2,007,214	496,797	1,078,769	2,511,597	3,590,366	206,020	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	275,266	479,200	1,177,910	1,657,110	129,780	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,668,600	1,343,370	4,179,690	5,523,060	548,149	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	213,228	723,016	1,571,283	2,294,299	212,922	2003	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	4,935,054	1,607,977	4,934,315	6,542,292	2,185,045	1988	40 yrs.
507 Prudential Road	Horsham, PA	6,268,630	644,900	5,804,100	8,784,448	1,131,380	14,102,068	15,233,448	3,726,697	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	—	3,319,209	1,241,970	3,306,924	4,548,893	1,461,410	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	—	363,339	2,509,186	545,867	363,339	3,055,053	3,418,392	940,458	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	404,912	438,853	3,435,307	3,874,160	822,102	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	265,899	289,000	3,825,756	4,114,756	834,181	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	190,651	306,147	3,214,306	3,520,453	579,451	1999	40 yrs.
16605 Air Center Boulevard	Houston, TX	—	298,999	—	3,770,315	496,186	3,573,128	4,069,314	790,837	2002	40 yrs.
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	242,625	799,560	6,191,890	6,991,450	803,207	1999	40 yrs.
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,657,286	1,135,483	7,984,738	9,120,220	712,611	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,535,943	2,290,002	16,833,084	19,123,085	1,587,024	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	—	—	—	2,935,268	414,691	2,520,577	2,935,268	184,042	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—	638,453	3,258,815	567,574	638,477	3,826,364	4,464,842	194,007	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	227,912	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—	1,114,406	6,364,767	663,613	1,114,433	7,028,353	8,142,786	542,346	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	—	284,403	—	4,496,262	503,779	4,276,886	4,780,665	149,476	2005	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,669,027	1,861,025	9,013,948	10,874,973	1,351,645	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	993,133	3,269,948	14,544,504	17,814,451	1,298,941	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,109,669	2,077,949	9,880,235	11,958,184	976,602	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	210,820	2,211,969	8,026,862	10,238,831	625,778	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	11,315,040	3,542,881	25,501,310	29,044,191	735,562	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	648,156	615,096	3,104,930	3,720,026	120,826	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	69,591	314,572	1,349,478	1,664,050	35,808	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	3,352,809	913,013	3,346,599	4,259,613	1,490,769	1989	40 yrs.
6255 Lake Gray Boulevard	Jacksonville, FL	—	813,067	—	3,960,328	812,634	3,960,761	4,773,395	2,061,279	1987	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,892,549	974,959	5,884,142	6,859,101	2,590,822	1987	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,369,921	129,979	1,367,462	1,497,441	1,018,453	1978	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,066,996	774,020	8,849,976	9,623,996	3,280,922	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,229,138	827,420	9,088,718	9,916,138	3,843,929	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,780,426	749,811	2,428,873	3,178,683	1,020,424	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,593,671	853,981	3,446,624	4,300,605	1,319,301	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,012,104	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,354,624	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,377,385	602,633	2,371,934	2,974,566	1,042,593	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,643,140	846,461	4,637,675	5,484,136	1,887,918	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,633,593	780,486	3,427,305	4,207,791	1,137,784	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	984,847	614,602	5,252,323	5,866,926	1,528,012	1984	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	32,776	330,726	1,370,877	1,701,603	333,506	1978	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	851,752	1,002,704	4,903,207	5,905,911	1,442,391	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	750,311	624,215	3,736,561	4,360,776	1,326,619	1987	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,312,090	554,542	4,305,817	4,860,360	1,335,378	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	348,996	370,039	2,344,492	2,714,531	575,497	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	370,039	941,958	3,987,251	4,357,291	884,986	1990	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	297,873	388,541	2,393,144	2,781,685	624,753	1993	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	449,559	296,032	2,045,888	2,341,920	515,311	1993	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	482,785	251,627	1,839,620	2,091,247	609,302	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	221,980	407,043	2,416,568	2,823,611	677,090	1994	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	340,258	366,339	2,315,629	2,681,968	712,134	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	459,048	462,549	2,953,418	3,415,967	852,379	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	282,810	601,401	3,525,178	4,126,579	959,847	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	768,348	555,213	3,461,439	4,016,651	909,913	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	640	551,250	3,129,001	3,680,251	703,615	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,966,868	877,964	4,327,610	5,205,574	1,599,696	1986	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,179,240	1,207,751	8,270,690	9,478,441	1,787,670	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,461,206	641,272	3,458,088	4,099,360	880,635	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820	662,559	2,905,261	3,567,820	747,221	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	968,204	853,704	4,478,033	5,331,737	1,002,121	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202	—	7,890,278	1,665,915	7,523,565	9,189,480	1,444,468	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060	—	2,982,347	680,766	2,693,641	3,374,407	481,925	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,192,513	4,269,346	20,759,699	25,029,045	446,736	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,053,358	1,210,137	6,771,857	7,981,995	2,424,253	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,684,214	717,001	7,500,335	8,217,336	2,723,279	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	3,799,506	705,317	8,536,993	9,242,310	1,888,272	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	360,761	1,186,972	7,329,741	8,516,713	1,860,186	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,512	350,874	1,674,816	2,025,690	688,143	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	1,947,590	815,855	1,921,144	2,736,999	771,104	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,647,843	952,911 1	6,370,672	17,323,583	5,840,247	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,367,206	952,361 1	5,090,036	16,042,397	5,693,790	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	610,135	236,432	2,466,387	2,702,818	487,948	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	545,130	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,682,257	867,815	3,578,812	4,446,627	1,125,765	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	910,904	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,786,056	592,886	2,702,749	3,295,636	904,721	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,038,151	574,152	2,973,578	3,547,731	764,372	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,382,851	1,132,519	9,360,443	10,492,962	2,601,425	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	976,974	776,496	4,116,042	4,892,538	1,110,392	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	4,096,749	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,005,045	978,402	5,046,643	6,025,045	1,852,202	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	15,548,161	2,413,514	13,134,647	15,548,161	3,185,717	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497	274,341	1,351,156	1,625,497	346,016	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	758,039	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,783,307	458,232	7,010,275	7,468,507	2,965,120	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,739,928	461,909	4,992,819	5,454,728	2,170,397	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	2,068,047	611,436	2,058,568	2,670,003	750,766	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	696,574	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	559,994	1997	40 yrs.
800 Town Center Drive	Langhorne, PA	—	1,617,150	—	10,797,563	1,619,288	10,795,425	12,414,713	5,032,511	1987	40 yrs.
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	7,682	977,519	3,415,173	4,392,692	31,583	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,779,023	20,165	2,565,988	9,795,132	12,361,120	72,104	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,514,510	779,330	5,628,622	6,407,952	157,996	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,122,702	11,254,716	44,117,536	55,372,252	1,310,158	2005	40 yrs.
32853 Edward Avenue	Madison Heights, MI	—	138,121	784,426	(5,207)	138,121	779,219	917,340	210,450	1973	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	—	151,458	741,185	(80,456)	151,458	660,728	812,187	172,982	1969	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	—	157,729	771,872	(43,850)	157,729	728,022	885,751	223,686	1972	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(158,741)	373,203	1,665,979	2,039,182	382,957	1988	40 yrs.
31771 Sherman Avenue	Madison Heights, MI	—	150,944	645,040	(7,564)	150,944	637,475	788,420	203,445	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	—	105,606	649,891	(54,791)	105,606	595,100	700,706	143,185	1983	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	(149,901)	207,599	1,029,110	1,236,709	254,186	1983	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(175,088)	302,567	1,038,144	1,340,711	266,116	1980	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	1,625,469	6,083,206	13,969,622	20,052,828	2,792,232	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	3,352,726	795,831	3,352,038	4,147,869	2,136,395	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	*	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	9,920,837	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,549,853	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,007,648	406,421	4,601,227	5,007,648	1,396,584	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	558,159	544,649	3,248,496	3,793,145	1,920,292	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,043,717	1,337,076	12,556,217	13,893,293	4,337,326	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	330,704	419,460	4,123,273	4,542,734	1,064,218	1982	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,305,825	684,200	7,487,486	8,171,686	1,853,061	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,077,184	1,676,470	15,837,528	17,513,998	4,972,256	1998	40 yrs.
3 Country View Road	Malvern, PA	*	814,278	—	5,142,433	1,128,881	4,827,830	5,956,711	984,217	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,101,323	321,473	1,970,964	2,292,437	698,708	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	1,958,524	234,922	1,914,715	2,149,638	703,554	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,314,868	4,749,748	14,945,341	19,695,089	4,425,097	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	7,019,034	1,349,954	6,989,705	8,339,659	2,255,284	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,135,324	2,050,555	8,098,519	10,149,074	2,360,776	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,096,150	2,037,813	8,072,087	10,109,900	2,337,776	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	823,431	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	672,667	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	5,326,655	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,415,086	5,405,042	11,415,085	16,820,127	400,621	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	256,839	832,244	1,589,510	2,421,754	135,101	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,767,715	724,846	5,766,927	6,491,773	2,492,462	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	6,995,922	1,055,243	6,995,097	8,050,340	3,081,121	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,855,867	643,892	5,876,257	6,520,149	2,676,923	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,276,521	473,139	3,275,746	3,748,885	1,665,286	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,616,170	937,942	5,615,440	6,553,382	2,587,331	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,224,458	325,775	3,221,601	3,547,376	1,327,967	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	2,694,447	323,792	2,694,627	3,018,418	1,147,301	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,726,197	466,413	5,725,323	6,191,736	2,874,409	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,186,454	505,458	5,185,606	5,691,065	2,963,952	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	706,537	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,330,242	531,534	2,329,436	2,860,971	1,322,006	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,724,819	397,948	2,724,002	3,121,950	1,423,585	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,036,553	177,317	5,035,671	5,212,988	2,814,524	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,281,663	215,818	4,280,850	4,496,668	1,915,746	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,597,364	382,361	7,596,548	7,978,908	3,914,905	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,033,164	332,216	2,032,340	2,364,556	1,228,001	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	*	509,075	—	3,089,935	509,899	3,089,111	3,599,010	1,714,026	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	2,917,373	524,230	2,916,673	3,440,903	1,580,984	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	85,634	128,783	384,977	513,760	315,346	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	350,090	143,074	—	772,841	143,811	772,103	915,915	577,889	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,700,921	888,359	5,700,225	6,588,585	3,391,343	1978	40 yrs.
256 Great Valley Parkway	Malvern, PA	—	161,098	—	1,785,717	161,949	1,784,866	1,946,815	1,157,980	1980	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	10,706,926	1,369,003	10,706,182	12,075,185	6,686,126	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,562,994	128,767	1,564,916	1,693,683	884,224	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,541,665	1981	40 yrs.
510 Lapp Road	Malvern, PA	*	356,950	—	926,587	357,751	925,786	1,283,537	572,178	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	4,971,296	884,974	14,236,746	15,121,720	6,358,326	1989	40 yrs.
5 Country View Road	Malvern, PA	*	785,168	4,678,632	1,178,927	786,235	5,856,492	6,642,727	1,953,040	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	222,006	513,250	3,123,911	3,637,161	721,019	1989	40 yrs.
8 Stow Road	Marlton, NJ	—	172,600	1,704,436	188,555	172,945	1,892,646	2,065,591	651,714	1988	40 yrs.
10 Stow Road	Marlton, NJ	—	147,000	1,451,536	527,956	147,318	1,979,174	2,126,492	962,254	1988	40 yrs.
12 Stow Road	Marlton, NJ	—	103,300	1,021,036	342,868	103,618	1,363,587	1,467,205	588,823	1988	40 yrs.
14 Stow Road	Marlton, NJ	—	93,100	920,336	431,684	93,418	1,351,703	1,445,120	576,452	1988	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,501,001	271,743	7,265,645	7,537,388	3,312,275	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	422,106	96,161	1,738,894	1,835,055	672,972	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402	—	3,671,296	317,799	3,422,899	3,740,699	910,493	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	888,175	327,554	2,421,947	2,749,501	975,306	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,469,444	1,069,838	6,249,607	7,319,444	2,078,211	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	2,194,896	1,069,838	6,975,059	8,044,896	2,276,639	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	894,989	334,411	3,628,303	3,962,714	1,045,261	1985	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,653,262	131,896	1,653,262	1,785,158	657,060	1997	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	1,736,907	131,896	1,736,907	1,868,803	682,815	1997	40 yrs.
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	922,394	654,779	2,685,323	3,340,101	766,449	1989	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,444,403	430,909	2,433,225	2,864,134	68,857	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,728,911	506,318	2,779,768	3,286,086	67,739	2004	40 yrs.
8301 West Parkland Court	Milwaukee, WI	—	358,442	3,233,707	532,301	358,442	3,766,008	4,124,449	971,466	1982	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	392,036	1,711,964	7,239,893	8,951,858	1,726,879	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	539,517	394,938	2,876,510	3,271,448	719,848	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	234,658	443,101	2,589,056	3,032,157	521,325	1986	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	957,723	385,305	3,305,293	3,690,598	982,930	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	101,328	619,465	2,722,797	3,342,261	542,487	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,057,251	350,628	3,451,364	3,801,992	910,149	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443	—	10,202,898	491,531	9,945,810	10,437,341	2,308,691	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	281,217	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	565,184	532,370	3,806,673	4,339,043	779,371	1984	40 yrs.
10855 West Park Place	Milwaukee, WI	—	122,894	—	3,045,358	424,710	2,743,541	3,168,251	447,822	2002	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000	—	7,690,908	1,801,024	7,689,884	9,490,908	730,540	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,813,517	914,760	2,898,757	3,813,517	25,802	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,567,239	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558	—	6,683,083	1,038,197	6,708,444	7,746,641	1,363,486	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,249,452	2,177,953	11,194,793	13,372,746	788,290	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,595,422	829,263	8,994,217	9,823,481	2,892,234	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,275,102	883,895	10,258,447	11,142,342	2,480,922	1985	40 yrs.
10300 Bren Road	Minnetonka, MN	—	344,614	3,110,477	894,944	344,614	4,005,421	4,350,034	857,897	1981	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,214,422	2,022,153	12,560,302	14,582,456	3,135,197	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,078,093	2,022,152	13,435,235	15,457,387	3,478,905	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	19,294,616	2,980,689	19,274,437	22,255,127	4,341,655	2000	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,330,090	1,098,904	6,231,186	7,330,090	420,257	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,801,598	539,060	3,774,658	4,313,718	88,186	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	879,074	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	3,535,489	2,966,686	4,978,573	7,945,259	9,251	2006	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	2,744,761	2002	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	4,498,462	512,018	8,986,445	9,498,462	3,980,005	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	254,820	311,950	4,648,355	4,960,305	1,942,493	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	783,587	362,855	4,068,349	4,431,204	1,426,020	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	573,915	290,545	3,085,753	3,376,298	1,126,581	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	1,704,275	450,558	4,777,967	5,228,525	1,530,369	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	925,491	234,151	2,948,174	3,182,325	811,584	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	427,949	260,014	2,664,633	2,924,647	746,489	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	317,849	234,814	2,312,947	2,547,761	604,374	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	595,749	286,587	3,070,569	3,357,156	1,010,672	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,450,255	288,577	3,996,792	4,285,369	1,422,723	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	773,515	430,990	3,714,828	1,320,195	430,990	5,035,023	5,466,013	1,496,665	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,162,455	569,184	3,087,606	3,656,789	825,078	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,814,041	310,831	5,611,785	5,922,616	2,067,243	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	531,794	1,057,763	4,723,621	5,781,384	1,129,274	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,115,996	701,705	5,621,649	6,323,354	1,805,100	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,666,093	470,659	3,552,421	4,023,080	792,151	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515	—	3,010,679	144,515	3,010,679	3,155,194	691,482	2001	40 yrs.
9401-9443 Science Center Drive	New Hope, MN	—	431,295	3,888,684	480,123	510,064	4,290,038	4,800,102	1,115,258	1989	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	828,769	622,205	3,057,443	3,679,648	824,454	1981	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	510,819	766,390	3,998,718	4,765,107	847,827	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	3,032,136	2,011,030	11,096,685	13,107,715	524,714	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,924,628	1,809,927	9,182,266	10,992,193	388,054	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	336,709	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	387,847	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	1,116,154	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,330,526	587,319	2,318,038	2,905,357	594,480	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	405,635	522,991	2,968,384	3,491,375	848,378	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	337,852	518,043	2,899,790	3,417,833	713,673	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	27,479	453,918	2,599,681	3,053,599	555,992	1998	40 yrs.
3701-3727 Vineland Road	Orlando, FL	—	767,929	2,096,504	430,124	767,929	2,526,628	3,294,557	549,972	1985	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,461,057	642,427	2,204,594	2,847,021	355,814	2001	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701	—	5,560,142	925,671	5,538,172	6,463,843	746,789	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964	—	3,166,980	704,800	2,998,143	3,702,944	741,196	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—	664,605	—	2,362,814	685,383	2,342,035	3,027,419	299,543	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,498,831	680,312	3,619,585	4,299,897	366,260	2003	40 yrs.
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,872,262	878,320	4,431,096	5,309,415	310,566	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,630,654	1,283,713	5,346,941	6,630,654	565,267	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,047,910	767,953	4,118,811	4,886,763	36,846	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,479,134	1,932,004	8,867,030	10,799,034	589,186	2004	40 yrs.
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	124,169	2,263,211	7,619,131	9,882,342	376,159	2004	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,462,307	825,673	2,103,930	2,929,603	104,125	2005	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	531,233	2,583,667	17,999,912	20,583,579	791,297	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,761,919	2,583,216	19,959,601	22,542,817	892,725	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	84,494	1,435,301	6,472,287	7,907,588	67,921	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	357,904	1,457,286	7,189,688	8,646,973	—	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	203,122	1,445,807	8,137,144	9,582,951	—	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	225,850	1,570,863	5,510,023	7,080,886	—	2006	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	—	561,904	1,928,064	113,241	561,904	2,041,305	2,603,209	357,110	1985	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	12,300,012	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	6,127,052	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	573,955	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	12,752,342	347,892	12,971,730	13,319,622	57,493	2004	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,617,933	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,338,832	1,032,507	11,497,732	12,530,239	2,838,418	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,702,547	516,920	6,348,890	6,865,809	1,853,696	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,008,452	395,366	4,562,964	4,958,330	1,357,056	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	401,075	151,238	1,771,215	1,922,453	605,963	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	655,417	384,235	4,096,886	4,481,121	1,151,892	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	644,591	198,205	2,438,013	2,636,218	669,648	1978	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	484,440	1,934,438	11,436,943	13,371,380	2,695,022	1995	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,075,534	332,317	4,153,354	4,485,671	931,060	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	245,724	972,232	4,137,810	5,110,041	987,730	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	126,108	203,247	937,202	1,140,449	283,351	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	403,403	203,247	1,214,496	1,417,743	301,897	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	40,396	203,247	851,489	1,054,737	204,419	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	308,055	1,157,049	4,929,010	6,086,060	1,155,658	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	126,972	392,138	1,692,759	2,084,897	403,837	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	95,541	359,933	1,532,657	1,892,590	356,011	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	151,781	164,413	807,714	972,127	184,683	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	307,582	310,178	1,546,507	1,856,684	319,660	1965	40 yrs.
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	555,417	2,009,136	15,481,606	17,490,742	4,505,494	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	625	659,456	4,836,635	5,496,091	1,430,892	1989	40 yrs.
4001 Carolina Avenue	Richmond, VA	—	29,443	215,914	305,691	29,443	521,605	551,048	122,714	1935	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	389,883	489,941	3,982,783	4,472,724	1,217,321	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	235,079	644,384	4,260,559	4,904,943	1,393,734	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	803,670	408,729	3,501,018	3,909,747	984,143	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	567,636	310,854	2,847,233	3,158,087	768,190	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,305,385	693,203	6,388,878	7,082,081	1,911,966	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,647,276	256,203	4,196,925	4,453,128	1,163,759	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	1,920,216	223,696	3,560,651	3,784,347	546,076	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	880,278	325,303	3,265,835	3,591,138	1,282,851	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	471,129	486,166	4,036,340	4,522,506	1,177,796	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	272,695	474,360	3,751,341	4,225,701	1,087,264	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	507,154	652,455	5,291,829	5,944,284	1,738,991	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,079,890	404,616	4,047,077	4,451,693	1,760,935	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	958,366	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,459,049	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	325,610	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	*	705,660	—	4,718,370	720,100	4,703,930	5,424,030	1,653,017	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,818,232	687,898	4,806,995	5,494,893	1,265,045	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	546,131	452,263	3,838,011	4,290,274	1,127,629	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,643,294	91,599	1,643,171	1,734,770	446,236	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	316,688	262,210	2,427,312	2,689,523	800,917	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	336,701	486,598	4,419,803	4,906,401	1,203,497	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,651,198	700,503	5,645,340	6,345,842	1,630,865	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,068,901	334,772	3,001,012	3,335,784	1,026,669	1999	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	728,169	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	2,428,731	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,408,649	1,456,084	8,195,037	9,651,121	1,230,590	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612	—	5,900,380	1,072,797	6,451,195	7,523,992	923,936	2002	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	892,592	2,079,643	6,521,484	8,601,127	257,425	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	837,566	810,743	8,109,253	8,919,996	304,103	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	709,835	1,280,662	12,758,301	14,038,963	181,763	2005	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
12 S. Third Street	Richmond, VA	—	40,539	184,682	14,061	40,539	198,743	239,282	57,182	1900	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	1,144	1,233,800	13,609,469	14,843,268	158,254	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,740,561	399,988	3,695,477	4,095,464	996,239	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,458,256	335,061	4,429,015	4,764,076	903,045	1999	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494	—	2,829,679	372,494	2,817,679	3,190,173	506,475	2001	40 yrs.
38100 Ecorse Road	Romulus, MI	—	955,063	—	8,900,259	853,063	9,002,259	9,855,322	1,360,828	2000	40 yrs.
38000 Ecourse Road	Romulus, MI	—	807,660	—	12,732,352	1,053,337	12,486,675	13,540,012	2,529,890	2001	40 yrs.
6505 Cogswell Road	Romulus, MI	—	594,523	—	17,282,074	4,195,047	13,681,551	17,876,598	2,078	2005	40 yrs.
38100 Ecorse Road Expansion	Romulus, MI	—	—	—	1,538,262	—	1,538,262	1,538,262	28,999	2005	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,576,974	4,115,137	27,538,249	31,653,386	459,720	2005	40 yrs.
26911-26957 Northwestern Highway	Southfield, MI	—	7,799,515	66,268,817	8,771,128	7,799,515	75,039,945	82,839,460	18,643,965	1985	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,197,285	794,848	6,332,282	7,127,129	96,284	2004	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	99,234	558,251	2,271,136	2,829,387	624,170	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	883,443	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	1,264,535	5,100,791	25,483,861	30,584,653	—	2006	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	637,115	262,416	2,149,700	2,412,115	605,615	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	598,290	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,948,416	982,207	4,257,561	5,239,768	1,234,238	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	1,974,397	769,789	6,448,907	7,218,696	2,203,217	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	—	617,289	3,048,379	454,271	617,289	3,502,650	4,119,939	1,026,027	1987	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	934,298	359,540	2,396,148	2,755,688	729,735	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	911,481	1,408,478	6,158,727	7,567,205	1,671,637	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,382,648	2,445,444	(276,436)	1,082,648	2,469,008	3,551,656	607,836	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	441,572	399,088	3,310,406	3,709,494	967,807	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	662,940	513,263	3,893,180	4,406,442	889,518	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	563,816	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,291	559,527	4,407,227	4,966,754	1,699,463	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,285,235	235,894	2,285,234	2,521,128	611,383	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,711,761	506,949	2,562,177	3,069,125	1,019,925	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,708,532	506,949	2,558,947	3,065,896	965,711	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	965,576	254,493	1,999,334	2,253,827	446,634	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,581,057	952,860	3,581,057	4,533,916	739,406	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,351,584	771,501	3,133,418	3,904,919	637,170	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,488,771	438,061	2,401,117	2,839,178	517,144	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,592,708	1,560,099	11,975,778	13,535,877	2,279,782	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,817,508	661,680	3,575,511	4,237,191	1,130,146	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,005,900	1,071,535	2,934,365	4,005,900	528,300	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,575,906	364,514	1,421,234	1,785,748	334,370	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	573,747	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	171,340	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391	—	4,032,028	840,314	3,692,105	4,532,419	978,648	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,454,328	619,913	2,834,415	3,454,328	414,660	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,110,391	716,594	2,393,797	3,110,391	528,279	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,840,466	686,594	2,153,872	2,840,466	386,162	2002	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	121,194	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	185,881	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,499,853	900,508	3,498,229	4,398,737	261,909	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,964,055	899,284	3,557,092	4,456,375	343,327	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,248,195	978,019	3,807,371	4,785,389	14,913	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,623,009	933,362	3,019,744	3,953,106	90,303	2005	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,171,906	19,126,156	(3,957)	3,167,787	19,126,318	22,294,105	162,502	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,170,247	18,749,873	(18,416)	3,166,130	18,735,573	21,901,703	160,241	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,309,467	23,688,189	21,765	4,303,870	23,715,550	28,019,421	299,401	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,348,258	18,325,427	(4,177)	3,343,910	18,325,599	21,669,509	133,957	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,053,105	11,158,441	11,901	2,050,439	11,173,008	13,223,447	95,859	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	549,043	2,242,204	95,559	548,905	2,337,901	2,886,806	17,050	2006	40 yrs.
1650 Research Drive	Troy, MI	—	763,067	7,201,677	1,328,964	763,067	8,530,641	9,293,708	1,885,343	1985	40 yrs.
1775 Research Drive	Troy, MI	—	331,422	2,788,073	648,020	331,422	3,436,093	3,767,515	789,861	1985	40 yrs.
1875 Research Drive	Troy, MI	—	329,863	2,774,006	378,366	329,863	3,152,372	3,482,235	747,631	1986	40 yrs.
1850 Research Drive	Troy, MI	—	781,054	7,364,300	2,083,387	781,054	9,447,687	10,228,741	2,340,733	1986	40 yrs.
1965 Research Drive	Troy, MI	—	419,090	3,578,928	346,058	419,090	3,924,986	4,344,077	1,054,465	1987	40 yrs.
1960 Research Drive	Troy, MI	—	419,146	3,579,166	635,418	419,146	4,214,584	4,633,730	1,115,137	1987	40 yrs.
1101 Allen Drive	Troy, MI	—	98,144	887,935	326,837	98,148	1,214,768	1,312,916	450,766	1974	40 yrs.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
1151 Allen Drive	Troy, MI	—	164,483	1,486,220	438,250	164,486	1,924,467	2,088,953	529,177	1974	40 yrs.
1300 Rankin Street	Troy, MI	—	134,090	1,212,752	498,931	134,094	1,711,679	1,845,773	632,783	1979	40 yrs.
1350 Rankin Street	Troy, MI	—	111,776	1,011,497	168,477	111,779	1,179,971	1,291,750	298,176	1979	40 yrs.
1376-1400 Rankin Street	Troy, MI	—	134,292	1,213,626	313,374	134,296	1,526,996	1,661,292	384,503	1979	40 yrs.
1352-1374 Rankin Street	Troy, MI	—	153,275	1,385,098	336,226	153,279	1,721,321	1,874,599	463,034	1979	40 yrs.
1324-1346 Rankin Street	Troy, MI	—	134,090	1,212,214	161,394	134,094	1,373,604	1,507,698	313,707	1979	40 yrs.
1301-1307 Rankin Street	Troy, MI	—	111,776	1,011,121	183,667	111,779	1,194,785	1,306,564	284,538	1978	40 yrs.
1409 Allen Drive	Troy, MI	—	142,370	1,286,048	430,773	142,374	1,716,818	1,859,191	479,131	1978	40 yrs.
1334 Maplelawn Road	Troy, MI	—	124,296	1,122,802	54,070	124,300	1,176,868	1,301,168	275,534	1983	40 yrs.
1290 Maplelawn Road	Troy, MI	—	85,321	771,621	223,628	85,325	995,245	1,080,570	231,123	1984	40 yrs.
1070 Maplelawn Road	Troy, MI	—	68,560	620,595	106,856	68,563	727,447	796,011	189,305	1982	40 yrs.
950 Maplelawn Road	Troy, MI	—	252,429	2,265,259	181,631	252,433	2,446,886	2,699,319	596,700	1982	40 yrs.
894 Maplelawn Road	Troy, MI	—	181,749	1,632,243	763,375	181,753	2,395,615	2,577,367	698,188	1986	40 yrs.
1311-1331 Maplelawn Road	Troy, MI	—	125,407	1,132,810	204,037	125,410	1,336,843	1,462,254	421,557	1986	40 yrs.
2354 Bellingham Street	Troy, MI	—	87,340	789,817	19,928	87,344	809,741	897,085	191,097	1990	40 yrs.
2360 Bellingham Street	Troy, MI	—	87,340	789,817	58,250	87,344	848,063	935,407	194,192	1985	40 yrs.
1600-1630 East Big Beaver Road	Troy, MI	—	1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	537,518	1982	40 yrs.
2600 Bellingham Drive	Troy, MI	—	1,796,869	—	4,095,318	1,938,746	3,953,441	5,892,187	1,107,377	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	—	1,796,869	—	4,721,835	1,938,746	4,579,958	6,518,704	1,253,476	2002	40 yrs.
3432 Holland Road	Virginia Beach, VA	—	173,527	790,515	2,462	173,527	792,977	966,504	234,111	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,100,609	953,590	7,243,352	8,196,941	1,822,981	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,126,390	1,116,693	7,896,870	9,013,562	2,005,654	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,129,993	965,177	7,858,710	8,823,888	2,052,497	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	553,685	891,753	4,161,575	5,053,327	1,028,787	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	243,169	371,694	2,351,266	2,722,960	559,043	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,917,901	700,564	11,510,169	12,210,734	3,008,461	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	1,587,598	473,689	2,663,045	603,352	474,746	3,265,341	3,740,086	285,752	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	3,230,511	(519,943)	464,246	2,710,568	3,174,814	533,083	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	1,061,808	5,539,281	17,238,360	22,777,641	2,848,284	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555	—	31,280,987	11,636,499	27,932,043	39,568,542	4,177,639	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667	—	8,829,577	5,223,660	9,821,584	15,045,244	2,393,281	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	*	500,565	1,591,678	630,627	505,972	2,216,897	2,722,870	48,651	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	*	660,068	4,640,578	44,656	663,766	4,681,537	5,345,302	181,960	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	27,202	350,008	2,082,824	2,432,831	80,727	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	453,832	845,846	7,262,857	8,108,703	1,742,042	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	842,826	664,899	6,195,236	6,860,135	1,575,945	1988	40 yrs.
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	1,429,527	1,735,012	6,594,515	8,329,527	2,301,424	1988	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	5,761,846	1,408,957	10,026,381	11,435,338	346,459	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,687,985	887,234	4,800,752	5,687,985	284,122	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	10,337,053	1,385,739	10,231,149	11,616,887	1,940,761	2002	40 yrs.

Subtotal Operating Real Estate		$92,401,473	$618,631,316	$1,812,183,416	$2,061,697,505	$678,074,971	$3,814,437,267	$4,492,512,238	$806,308,940

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
DEVELOPMENT PROPERTIES
8400 Industrial Boulevard	Allentown, PA	$—	$6,883,389	$—	$25,444,359	$—	$32,327,747	$32,327,747	$—	2005	N/A
3500 High Point Boulevard	Bethlehem, PA	—	289,529	—	2,143,128	—	2,432,657	2,432,657	—	2006	N/A
3450 High Point Boulevard	Bethlehem, PA	—	303,197	—	1,897,360	—	2,200,557	2,200,557	—	2006	N/A
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	1,409,514	—	3,522,737	3,522,737	—	2001	N/A
8201 Industrial Boulevard	Breinigsville, PA	—	2,138,635	—	887,619	—	3,026,254	3,026,254	—	2006	N/A
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	3,117,313	—	6,983,161	6,983,161	—	2006	N/A
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	1,416,645	—	5,917,287	5,917,287	—	2006	N/A
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	4,722,406	—	6,619,450	6,619,450	—	2006	N/A
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	18,251,084	—	40,863,521	40,863,521	—	2006	N/A
7 Independence Pointe	Greenville, SC	—	932,484	—	4,353,296	—	5,285,780	5,285,780	—	2006	N/A
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,151,403	—	3,969,517	3,969,517	—	2006	N/A
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	2,740,234	—	4,288,045	4,288,045	—	2006	N/A
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	5,221,412	—	6,871,836	6,871,836	—	2006	N/A
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	24,665,626	—	32,409,426	32,409,426	—	2005	N/A
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,688,012	—	5,782,285	5,782,285	—	2005	N/A
4475 Premier Drive	High Point, NC	—	748,693	—	3,600,826	—	4,349,519	4,349,519	—	2006	N/A
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	9,130,339	—	11,762,035	11,762,035	—	2006	N/A
1646 Rankin Road	Houston, TX	—	329,961	—	4,049,825	—	4,379,785	4,379,785	—	2005	N/A
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	3,786,447	—	7,517,017	7,517,017	—	2006	N/A
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	2,132,401	—	3,036,102	3,036,102	—	2006	N/A
851 Gills Drive	Orlando, FL	—	267,313	—	305,523	—	572,836	572,836	—	2006	N/A
950 Gills Drive	Orlando, FL	—	356,418	—	269,750	—	626,167	626,167	—	2006	N/A
1000 Gills Drive	Orlando, FL	—	333,873	—	269,171	—	603,044	603,044	—	2006	N/A
17th & JFK Tower	Philadelphia, PA	—	22,430,038	—	236,315,665	—	258,745,703	258,745,703	—	2005	N/A
3900 Westerre Parkway	Richmond, VA	—	392,184	—	10,177,825	—	10,570,009	10,570,009	—	2005	N/A
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	8,512,026	—	10,996,476	10,996,476	—	2006	N/A
Bridgeway III Land	Suffolk, VA	—	904,052	—	6,717,091	—	7,621,143	7,621,143	—	2006	N/A
910-926 Chad Lane	Tampa, FL	—	201,771	—	1,986,093	—	2,187,864	2,187,864	—	2006	N/A
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	3,211,780	—	3,615,322	3,615,322	—	2006	N/A
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	8,445,567	—	9,524,241	9,524,241	—	2005	N/A
42 Kings Hill Avenue	West Malling, UK	—	—	—	19,876,271	—	19,876,271	19,876,271	—	2005	N/A
1 Kings Hill Aveune	West Malling, UK	—	—	—	5,746,898	—	5,746,898	5,746,898	—	2006	N/A
777 Township Line Road	Yardley, PA	—	3,436,013	—	10,636,157	—	14,072,170	14,072,170	—	2005	N/A

Subtotal Development in Progress		$—	$98,023,798	$—	$440,279,067	$—	$538,302,864	$538,302,864	$—

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,046,811	$—	$91,099	$12,137,910	$—	$12,137,910	$—	2005	N/A
LVCC Phase 2 Land	Bethlehem, PA	—	3,148,780	—	1,117,583	4,266,363	—	4,266,363	—	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	265,842	—	—	265,842	—	265,842	—	1987	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	3,649,792	—	1,103,719	4,753,511	—	4,753,511	—	1998	N/A
95 Kriner Road	Chambersburg, PA	—	8,662,788	—	7,761,134	16,423,922	—	16,423,922	—	2006	N/A
Battlefield Corp Ctr, Parcel 14	Chesapeake, VA	—	1,532,779	—	6,634	1,539,413	—	1,539,413	—	2006	N/A
Rivers’ Bend Land	Chesterfield, VA	—	1,695,415	—	3,060,359	4,755,773	—	4,755,773	—	1995	N/A
501 Hewlett Packard Way	Chesterfield, VA	—	165,042	—	484,965	650,007	—	650,007	—	1996	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	828,289	—	—	828,289	—	828,289	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,369,712	—	688,157	2,057,869	—	2,057,869	—	1998	N/A
Hunters Green Land	Hagerstown, MD	—	8,942,141	—	246,486	9,188,627	—	9,188,627	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	157,601	132,785	—	92,936	225,721	—	225,721	—	2001	N/A
Patapsco Valley Business Center	Hanover, MD	—	2,402,322	—	1,118,795	3,521,117	—	3,521,117	—	2004	N/A
Mendenhall Land	High Point, NC	—	1,910,135	—	5,028,104	6,938,239	—	6,938,239	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	866,380	—	526,614	1,392,994	—	1,392,994	—	2006	N/A
Horsham Business Center Land	Horsham, PA	—	80,800	—	455	81,255	—	81,255	—	2005	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,047,683	—	19,263	3,066,946	—	3,066,946	—	2005	N/A
Central Green Land	Houston, TX	—	481,229	—	10,440	491,669	—	491,669	—	2001	N/A
Fallbrrok Drive Land	Houston, TX	—	1,990,270	—	15,915	2,006,186	—	2,006,186	—	2006	N/A
Windfern Drive Land	Houston, TX	—	1,222,065	—	4,317	1,226,382	—	1,226,382	—	2006	N/A
Noxell Land	Hunt Valley, MD	—	2,166,068	—	830,242	2,996,310	—	2,996,310	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	448,097	—	90,019	538,116	—	538,116	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	468,643	—	356,309	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	468,643	—	109,850	578,493	—	578,493	—	1998	N/A
Butler Plaza Land	Jacksonville, FL	—	1,303,792	—	1,706,463	3,010,255	—	3,010,255	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	880,828	—	699,651	1,580,479	—	1,580,479	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,306,191	—	1,102,674	3,408,865	—	3,408,865	—	2005	N/A
Kent County, UK	Kent County, UK	—	—	—	7,698,943	7,698,943	—	7,698,943	—	2006	N/A
Boulders Business Center Land	Lehigh, PA	—	15,243,107	—	2,660,386	17,903,493	—	17,903,493	—	2004	N/A
Mill Run Land	Lehigh, PA	—	2,882,221	—	49,691	2,931,911	—	2,931,911	—	2005	N/A
Commodore Business Park	Logan, NJ	—	1,458,019	—	—	1,458,019	—	1,458,019	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	8,398,708	—	1,894,356	10,293,063	—	10,293,063	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	2,362,904	—	1,384,531	3,747,435	—	3,747,435	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	12,327,714	—	—	12,327,714	—	12,327,714	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	1,594,760	—	97,911	1,692,671	—	1,692,671	—	2006	N/A
Maitland Summit Park Land	Orlando, FL	—	4,388,905	—	33,427	4,422,332	—	4,422,332	—	2005	N/A
Beachline Industrial Park Land	Orlando, FL	—	1,103,606	—	215,454	1,319,061	—	1,319,061	—	2006	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,700,222	—	2,941,184	7,641,406	—	7,641,406	—	2000	N/A
4775 League Island Boulevard	Philadelphia, PA	—	396,833	—	900,027	1,296,860	—	1,296,860	—	2006	N/A
Eastport VII	Richmond, VA	—	787,091	—	844,001	1,631,092	—	1,631,092	—	1997	N/A
Eastport VIII	Richmond, VA	—	379,836	—	6,187	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	209,856	—	5,096	214,952	—	214,952	—	1997	N/A
Westerre Land	Richmond, VA	—	738,090	—	902,239	1,640,329	—	1,640,329	—	2003	N/A
Romulus Land	Romulus, MI	—	788,338	—	733,216	1,521,554	—	1,521,554	—	1998	N/A
Woodlands Center Land	Sandston, VA	—	928,555	—	290,438	1,218,993	—	1,218,993	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	7,247,107	—	1,130,879	8,377,985	—	8,377,985	—	2005	N/A
Bridgeway II Land	Suffolk, VA	—	678,039	—	1,703,485	2,381,525	—	2,381,525	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,713,494	—	79,375	2,792,869	—	2,792,869	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	175,886	—	22,320	198,205	—	198,205	—	2000	N/A
Tampa Triangle Land	Tampa, FL	—	10,448,263	—	28,881	10,477,143	—	10,477,143	—	2006	N/A
4631 Woodland Corporate Blvd Land	Tampa, FL	—	1,752,917	—	152,856	1,905,773	—	1,905,773	—	2006	N/A
Big Beaver Airport Land	Troy, MI	—	3,176,411	—	(2,079,253)	1,097,158	—	1,097,158	—	1999	N/A

Subtotal Land Held for Development		$157,601	$147,364,204	$—	$47,967,813	$195,332,017	$—	$195,332,017	$—

Total All Properties		$92,559,074	$864,019,318	$1,812,183,416	$2,549,944,384	$873,406,988	$4,352,740,132	$5,226,147,119	$806,308,940

*	Denotes property is collateralized under mortgages with American General, USG Annuity and Life, Metropolitan Life and LaSalle Bank totaling $93.4 million. This amount is not included in the total above.

SCHEDULE III
LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2006	2005	2004
REAL ESTATE:
Balance at beginning of year	$4,767,968	$4,417,084	$4,055,515
Additions	826,213	656,317	409,720
Disposition of property	(368,034)	(305,433)	(48,151)

Balance at end of year	$5,226,147	$4,767,968	$4,417,084

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$732,439	$678,326	$572,327
Depreciation expense	124,853	123,278	114,199
Disposition of property	(50,983)	(69,165)	(8,200)

Balance at end of year	$806,309	$732,439	$678,326

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
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
February 23, 2007

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Liberty Property Limited Partnership (the “Operating Partnership”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Liberty Property Limited Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Property Limited Partnership as of December 31, 2006 and 2005, and the related consolidated statements of operations, owners’ equity, and cash flows for the each of the three years in the period ended December 31, 2006 of the Operating Partnership and our report dated February 23, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2007

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership:
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2007

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	December 31,
	2006	2005
ASSETS
Real estate:
Land and land improvements	$678,075	$620,355
Buildings and improvements	3,814,437	3,664,036
Less accumulated depreciation	(806,309)	(732,439)

Operating real estate	3,686,203	3,551,952

Development in progress	538,303	324,924
Land held for development	195,332	158,653

Net real estate	4,419,838	4,035,529

Cash and cash equivalents	53,737	61,629
Restricted cash	55,671	29,085
Accounts receivable	23,809	14,761
Deferred rent receivable	71,894	72,818
Deferred financing and leasing costs, net	129,745	122,994
Investments in unconsolidated joint ventures	47,196	33,522
Assets held for sale	40,715	73,211
Prepaid expenses and other assets	68,306	56,773

Total assets	$4,910,911	$4,500,322

LIABILITIES
Mortgage loans	$185,978	$238,728
Unsecured notes	1,955,000	1,755,000
Credit facility	246,960	255,450
Accounts payable	40,633	32,919
Accrued interest	36,297	34,892
Distributions payable	58,961	56,490
Other liabilities	217,751	164,528

Total liabilities	2,741,580	2,538,007

Minority interest	419	407

OWNERS’ EQUITY
General partner’s equity — common units	1,871,604	1,709,182
Limited partners’ equity — preferred units	210,960	184,657
— common units	86,348	68,069

Total owners’ equity	2,168,912	1,961,908

Total liabilities and owners’ equity	$4,910,911	$4,500,322

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUE
Rental	$464,714	$451,608	$421,712
Operating expense reimbursement	202,005	181,886	163,572

Total operating revenue	666,719	633,494	585,284

OPERATING EXPENSES
Rental property	139,055	130,353	115,143
Real estate taxes	71,652	64,879	58,901
General and administrative	45,991	38,099	33,724
Depreciation and amortization	144,692	135,846	119,934

Total operating expenses	401,390	369,177	327,702

Operating income	265,329	264,317	257,582

OTHER INCOME (EXPENSE)

Interest and other income	9,591	8,008	6,266
Interest expense	(119,584)	(119,614)	(107,027)

Total other income(expense)	(109,993)	(111,606)	(100,761)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	155,336	152,711	156,821

Gain on property dispositions	17,628	85,593	496
Income taxes	(288)	(14,827)	(1,820)
Minority interest	7	(357)	632
Equity in earnings (loss) of unconsolidated joint ventures	1,432	2,540	(775)

Income from continuing operations	174,115	225,660	155,354

Discontinued operations (including net gain on property dispositions of $112,620, $36,617 and $11,603 for the years ended December 31, 2006, 2005 and 2004, respectively)	117,935	46,299	24,888

Net income	292,050	271,959	180,242
Preferred unit distributions	13,691	12,095	11,844
Excess of preferred unit redemption over carrying amount	—	500	—

Income available to common unitholders	$278,359	$259,364	$168,398

Earnings per common unit
Basic:
Income from continuing operations	$1.72	$2.36	$1.63
Income from discontinued operations	1.26	0.51	0.28

Income per common unit — basic	$2.98	$2.87	$1.91

Diluted:
Income from continuing operations	$1.70	$2.32	$1.60
Income from discontinued operations	1.25	0.50	0.28

Income per common unit — diluted	$2.95	$2.82	$1.88

Weighted average number of common units outstanding
Basic	93,208	90,540	88,210
Diluted	94,387	91,931	89,700
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	General	Limited	Total
	Partner’s	Partners’	Owners’
	Equity	Equity	Equity
Balance at January 1, 2004	$1,544,897	$204,212	$1,749,109
Contributions from partners	85,967	1,593	87,560
Distributions to partners	(206,443)	(20,718)	(227,161)
Issuance of operating partnership units	—	—	—
Foreign currency translation adjustment	10,395	—	10,395
Net income	161,443	18,799	180,242

Balance at December 31, 2004	1,596,259	203,886	1,800,145
Contributions from partners	93,157	(1,664)	91,493
Distributions to partners	(214,386)	(21,290)	(235,676)
Issuance of operating partnership units	—	49,186	49,186
Foreign currency translation adjustment	(15,199)	—	(15,199)
Net income	249,351	22,608	271,959

Balance at December 31, 2005	1,709,182	252,726	1,961,908
Contributions from partners	107,338	(14,067)	93,271
Distributions to partners	(221,907)	(23,129)	(245,036)
Issuance of operating partnership units	—	56,302	56,302
Foreign currency translation adjustment	10,417	—	10,417
Net income	266,574	25,476	292,050

Balance at December 31, 2006	$1,871,604	$297,308	$2,168,912

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$292,050	$271,959	$180,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,966	150,722	136,700
Amortization of deferred financing costs	4,244	4,758	4,315
Equity in (earnings) loss of unconsolidated joint ventures	(1,432)	(2,540)	775
Distributions from unconsolidated joint ventures	5,692	4,651	682
Minority interest in net income	(7)	357	(632)
Gain on property dispositions	(130,248)	(122,210)	(12,099)
Noncash compensation	6,212	5,032	2,388
Changes in operating assets and liabilities:
Restricted cash	(21,692)	3,849	(19,334)
Accounts receivable	(6,879)	1,804	(8,449)
Deferred rent receivable	924	(6,290)	(8,513)
Prepaid expenses and other assets	(14,394)	(12,488)	(12,046)
Accounts payable	7,648	8,894	8,859
Accrued interest	1,405	(102)	2,166
Other liabilities	49,412	52,353	18,282

Net cash provided by operating activities	344,901	360,749	293,336

INVESTING ACTIVITIES
Investment in properties	(372,610)	(324,340)	(253,017)
Investments in unconsolidated joint ventures	(6,239)	(13,790)	(6,198)
Net proceeds from disposition of properties/land	492,548	415,144	54,140
Investment in development in progress	(359,959)	(235,078)	(105,208)
Increase in land held for development	(79,976)	(91,436)	(34,132)
Increase in deferred leasing costs	(29,034)	(37,133)	(29,560)

Net cash used in investing activities	(355,270)	(286,633)	(373,975)

FINANCING ACTIVITIES
Net proceeds from issuance of unsecured notes	295,393	296,424	197,517
Repayment of unsecured notes	(100,000)	—	(100,000)
Proceeds from mortgage loans	—	—	9,618
Repayments of mortgage loans	(56,406)	(173,926)	(23,592)
Proceeds from credit facility	725,025	784,800	477,800
Repayments on credit facility	(733,515)	(841,350)	(332,800)
Increase in deferred financing costs	(1,635)	(3,465)	(199)
Capital contributions	113,348	135,148	86,329
Distributions to partners	(242,537)	(237,101)	(225,055)

Net cash (used in) provided by financing activities	(327)	(39,470)	89,618

(Decrease) increase in cash and cash equivalents	(10,696)	34,646	8,979
Increase (decrease) in cash and cash equivalents related to foreign currency translation	2,804	(6,684)	2,879
Cash and cash equivalents at beginning of year	61,629	33,667	21,809

Cash and cash equivalents at end of year	$53,737	$61,629	$33,667

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$87,424	$83,794	$27,990
Issuance of operating partnership common units	30,000	—	—
Acquisition of properties	(3,066)	(51,716)	(11,305)
Assumption of mortgage loans	3,066	51,716	11,305
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at December 31, 2006. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern and Midwestern United States and the United Kingdom.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements of the Company include the Operating Partnership and wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. All significant intercompany transactions and accounts have been eliminated.
Reclassifications
Certain amounts from prior years have been reclassified to conform to current-year presentation.
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

Building and Improvements	40 years (blended)
Equipment	5 — 10 years
Tenant improvements	Term of the related lease
Expenditures directly related to acquisition or improvement of real estate, including interest and other costs capitalized during development, are included in net real estate and are stated at cost. The capitalized costs include pre-construction costs essential to the development of the property, development and construction costs, interest costs, real estate taxes, development-related salaries and other costs incurred during the period of development. Expenditures for maintenance and repairs are charged to operations as incurred.
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangible assets relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.
Once a property is designated as held for sale, no further depreciation expense is recorded. Operations for properties identified as held for sale and/or sold where no continuing involvement exists are presented in discontinued operations for all periods presented.
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
Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the Company’s share of net income from the joint ventures is included in the accompanying consolidated statements of operations.
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
The allowance for doubtful accounts at December 31, 2006 and 2005 was $5.1 million and $6.7 million, respectively.
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
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of Limited partner’s equity — preferred units.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2006			2005
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$174,115			$225,660
Less: Preferred unit distributions	(13,691)			(12,095)
Excess of preferred unit redemption over carrying amount	—			(500)

Basic income from continuing operations
Income from continuing operations available to common unitholders	160,424	93,208	$1.72	213,065	90,540	$2.36

Dilutive units for long-term compensation plans	—	1,179		—	1,391

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	160,424	94,387	$1.70	213,065	91,931	$2.32

Basic income from discontinued operations
Discontinued operations	117,935	93,208	$1.26	46,299	90,540	$0.51

Dilutive units for long-term compensation plans	—	1,179		—	1,391

Diluted income from discontinued operations
Discontinued operations	117,935	94,387	$1.25	46,299	91,931	$0.50

Basic income per common unit
Income available to common unitholders	278,359	93,208	$2.98	259,364	90,540	$2.87

Dilutive shares for long-term compensation plans	—	1,179		—	1,391

Diluted income per common unit
Income available to common unitholders and assumed conversions	$278,359	94,387	$2.95	$259,364	91,931	$2.82

	2004
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit
Income from continuing operations	$155,354
Less: Preferred unit distributions	(11,844)

Basic income from continuing operations
Income from continuing operations available to common unitholders	143,510	88,210	$1.63

Dilutive units for long-term compensation plans	—	1,490

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	143,510	89,700	$1.60

Basic income from discontinued operations
Discontinued operations	24,888	88,210	$0.28

Dilutive units for long-term compensation plans	—	1,490

Diluted income from discontinued operations
Discontinued operations	24,888	89,700	$0.28

Basic income per common unit
Income available to common unitholders	168,398	88,210	$1.91

Dilutive unit for long-term compensation plans	—	1,490

Diluted income per common unit
Income available to common unitholders and assumed conversions	$168,398	89,700	$1.88

     Fair Value of Financial Instruments
     The carrying value of cash and cash equivalents, restricted cash, accounts receivable, deferred rent receivable, accounts payable, accrued interest, distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2006 for comparable loans, exceeds the aggregate carrying value by approximately $91 million at December 31, 2006.

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
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards of approximately $9.7 million available as of December 31, 2006. These carryforwards begin to expire in 2013. We have considered estimated future taxable income and have determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of translation adjustments as described. Other comprehensive income (loss) was $10.4 million, ($15.2 million) and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Recently Issued Accounting Standards
SFAS No. 153
In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS No. 153”). SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 on January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or its financial position.
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
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company beginning January 1, 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the financial impact, if any, of the interpretation and will adopt the provisions of FIN 48 on January 1, 2007.

3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2006 and 2005 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2006
Industrial properties	$309,119	$1,652,100	$1,961,219	$372,444
Office properties	368,956	2,162,337	2,531,293	433,865

2006 Total	$678,075	$3,814,437	$4,492,512	$806,309

2005
Industrial properties	$305,207	$1,657,992	$1,963,199	$336,721
Office properties	315,148	2,006,044	2,321,192	395,718

2005 Total	$620,355	$3,664,036	$4,284,391	$732,439

Depreciation expense was $124.9 million in 2006, $123.3 million in 2005 and $114.2 million in 2004.
As of December 31, 2006, the Company commenced development on 38 properties, which upon completion are expected to comprise 7.4 million square feet of leaseable space. As of December 31, 2006, $538.3 million had been expended for the development of these projects and an additional $475.0 million is estimated to be required for completion.
Information on the operating properties the Company sold during the years ended December 31, 2006 and 2005 is as follows:

2006 Sales
	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley
Southeastern Pennsylvania	3	1,146,940	$101,700
Other	3	155,056	10,760
Midwest
Lehigh Valley	5	716,758	109,255
Other	16	2,519,409	134,375
Mid-Atlantic	16	1,449,464	139,300
Florida	3	147,262	7,474

Total	46	6,134,889	$502,864

2005 Sales
	Number of	Leaseable
Segment	Buildings	Square Feet	Proceeds
			(in thousands)
Delaware Valley
Southeastern Pennsylvania	2	139,760	$7,864
Other	3	177,733	12,333
Midwest
Lehigh Valley	2	142,204	8,676
Other	18	400,262	23,236
Mid-Atlantic	4	727,732	51,570
Florida	6	726,632	53,834
United Kingdom	16	602,175	263,343

Total	51	2,916,498	$420,856

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in ownership of industrial distribution properties in New Jersey (the Delaware Valley — Other segment). The Company also provides development, leasing and property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
The Company recognized $634,000, $934,000, and $742,000 for development, leasing and property management services during the years ended December 31, 2006, 2005 and 2004, respectively.
Kings Hill Unit Trust
On December 14, 2005, the Company entered into a joint venture agreement (“Kings Hill Unit Trust”) with Doughty Hanson & Co. Real Estate. The Company sold 15 properties with a net book value of $125.8 million to the joint venture for proceeds of $219.9 million. In addition, the Company holds a $7.5 million note receivable from the Kings Hill Unit Trust and retained a 20% ownership interest in the joint venture. The note receivable bears interest at a 9% rate. The Company recognized a $75.1 million gain net of $14.5 million of tax on the sale of the properties to the Kings Hill Unit Trust. Due to the Company’s continuing involvement in this joint venture, the operations to the date of sale, as well as the gain on sale and related taxes are included in income from continuing operations in the accompanying consolidated statements of operations. The properties which were sold are industrial-flex and office properties and were included in the Company’s United Kingdom segment. The Company provides property management services for a fee, and may receive a promoted interest if certain return thresholds are met.
Income from property management fees and interest was $1.3 million during the year ended December 31, 2006.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture (“Liberty/Commerz 1701 JFK Boulevard, LP”) with an affiliate of Commerzleasing und Immobilien AG, a wholly owned subsidiary of Commerzbank AG, pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008. In addition to retaining a 20% interest, the Company will earn leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based on the updated leasing schedule Liberty may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sale of Real Estate,” have not been met and this transaction is accounted for as a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture (“Liberty Illinois, LP”) with the New York State Common Retirement Fund, selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million. The Company retained a 25% ownership interest in the joint venture, and will earn development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.
During the year ended December 31, 2006 the joint venture began construction on two buildings. Under the terms of the joint venture arrangement, the Company is obligated to complete development of the buildings, the estimated cost of which is approximately $39 million.
The Company recognized $777,000 for development and property management services during the year ended December 31, 2006.
Other Joint Ventures
As of December 31, 2006, the Company had a 50% ownership interest in three additional unconsolidated joint ventures. These joint ventures have investments in properties under development, land or in leaseholds and do not operate or own operating properties.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The condensed balance sheets as of December 31, 2006 and 2005 and statements of operations for Liberty Venture I, LP, Liberty Illinois, LP, Kings Hill Unit Trust and other unconsolidated joint ventures for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):
Balance Sheets:

	December 31, 2006
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Real estate assets	$116,324	$119,787	$228,120	$—	$464,231
Accumulated depreciation	(10,183)	(1,842)	(4,213)	—	(16,238)

Real estate assets, net	106,141	117,945	223,907	—	447,993
Development in progress	—	28,420	—	24,088	52,508
Land held for development	2,733	8,246	—	31,078	42,057
Other assets	13,723	6,214	20,838	13,024	53,799

Total assets	$122,597	$160,825	$244,745	$68,190	$596,357

Debt	$74,063	$86,681	$186,010	$10,600	$357,354
Other liabilities	1,182	5,005	49,584	4,420	60,191
Equity	47,352	69,139	9,151	53,170	178,812

Total liabilities and equity	$122,597	$160,825	$244,745	$68,190	$596,357

Company’s net investment in unconsolidated joint ventures (1)	$11,293	$11,259	$—	$24,644	$47,196

	December 31, 2005
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Real estate assets	$121,092	$—	$202,200	$—	$323,292
Accumulated depreciation	(7,579)	—	(284)	—	(7,863)

Real estate assets, net	113,513	—	201,916	—	315,429
Development in progress	—	—	—	—	—
Land held for development	2,750	—	—	37,812	40,562
Other assets	14,922	—	18,499	9,980	43,401

Total assets	$131,185	$—	$220,415	$47,792	$399,392

Debt	$77,826	$—	$163,448	$—	$241,274
Other liabilities	2,284	—	44,028	678	46,990
Equity	51,075	—	12,939	47,114	111,128

Total liabilities and equity	$131,185	$—	$220,415	$47,792	$399,392

Company’s net investment in unconsolidated joint ventures (1)	$12,310	$—	$—	$21,212	$33,522

(1)	Differences between the Company’s net investment is unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest. Deferred gains are amortized to equity in earnings (loss) of joint ventures over the average estimated useful lives of the assets sold.

Statements of Operations:

	Year Ended December 31, 2006
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Total revenue	$18,395	$7,471	$18,183	$—	$44,049
Operating expense	5,364	1,833	2,181	171	9,549

	13,031	5,638	16,002	(171)	34,500

Interest	(4,501)	(2,527)	(13,455)	—	(20,483)
Depreciation and amortization	(4,544)	(2,502)	(6,267)	—	(13,313)
Other income/(expense)	(127)	5	(604)	392	(334)
Gain on sale	2,644	—	—	138	2,782

Net income (loss)	$6,503	$614	$(4,324)	$359	$3,152

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,651	$259	$(657)	$179	$1,432

	Year Ended December 31, 2005
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Total revenue	$18,592	$—	$745	$—	$19,337
Operating expense	5,859	—	201	32	6,092

	12,733	—	544	(32)	13,245

Interest	(4,569)	—	(634)	—	(5,203)
Depreciation and amortization	(4,933)	—	(386)	—	(5,319)
Other income/(expense)	(184)	—	(33)	3,066	2,849
Gain on sale	7,555	—	—	—	7,555

Net income (loss)	$10,602	$—	$(509)	$3,034	$13,127

Company’s equity in earnings (loss) of unconsolidated joint ventures	$2,650	$—	$(110)	$—	$2,540

	Year Ended December 31, 2004
	Liberty	Liberty	Kings Hill
	Venture I, LP	Illinois, LP	Unit Trust	Other	Total
Total revenue	$18,746	$—	$—	$—	$18,746
Operating expense	6,736	—	—	—	6,736

	12,010	—	—	—	12,010

Interest	(4,426)	—	—	—	(4,426)
Depreciation and amortization	(10,683)	—	—	—	(10,683)

Net loss	$(3,099)	$—	$—	$—	$(3,099)

Company’s equity in loss of unconsolidated joint ventures	$(775)	$—	$—	$—	$(775)

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred leasing costs	$150,179	$154,886
Deferred financing costs	8,476	23,266
In-place lease value and related intangible asset	71,496	52,945

	230,151	231,097
Accumulated amortization	(100,406)	(108,103)

Total	$129,745	$122,994

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, borrowings under the credit facility and the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement. The weighted average interest rates for the years ended December 31, 2006, 2005 and 2004, were 6.6%, 6.6% and 6.7%, respectively. Interest costs during the years ended December 31, 2006, 2005 and 2004 in the amount of $30.8 million, $17.7 million and $13.2 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2006, 2005 and 2004, was $150.2 million, $148.8 million and $130.4 million, respectively.
During the year ended December 31, 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due December 15, 2016. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
During the year ended December 31, 2005, the Company issued a $300 million 5.125% senior unsecured note due March 2, 2015. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2006 the Company was in compliance with all financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2007 to 2021 are collateralized by and in some instances cross-collateralized by properties with a net book value of $330.0 million.
The interest rates on $2,141.0 million of mortgage loans and unsecured notes are fixed and range from 4.6% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.0 years.
Credit Facility
$600 Million Unsecured Revolving Credit Facility
During the fourth quarter of 2005, the Company obtained a four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”) replacing a $450 million unsecured revolving credit facility due January 16, 2006. Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $94.0 million of borrowings outstanding as of December 31, 2006 was 5.59%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. The $600 million Credit Facility has an accordion feature for an additional $200 million. There is also a 15 basis point annual facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one-year period. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.

Liberty/Commerz 1701 JFK Boulevard, LP Financing Arrangement
The equity contribution from the Company’s joint venture partner in the Liberty/Commerz 1701 JFK Boulevard, LP is treated as a financing arrangement — see Note 4. This equity contribution receives a return equal to the greater of 5% or the current rate on the $600 million Credit Facility.
The scheduled principal amortization and maturities of the Company’s mortgage loans, the unsecured notes outstanding, the $600 million Credit Facility, the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement and the related weighted average interest rates are as follows (in thousands, except percentages):

							Weighted
	Mortgages						Average
	Principal	Principal	Unsecured	Credit			Interest
	Amortization	Maturities	Notes	Facility		Total	Rate
2007	$8,820	$1,553	$100,000	$—		$110,373	7.22%
2008	7,975	39,753	—	152,960	(1)	200,688	6.15%
2009	5,699	46,148	270,000	—		321,847	7.77%
2010	4,877	4,738	200,000	94,000		303,615	7.51%
2011	4,153	10,730	250,000	—		264,883	7.26%
2012	3,274	32,911	235,000	—		271,185	6.47%
2013	2,751	—	—	—		2,751	6.00%
2014	2,894	2,681	200,000	—		205,575	5.65%
2015	3,033	—	300,000	—		303,033	5.13%
2016	2,220	—	300,000	—		302,220	5.50%
2017 & thereafter	1,768	—	100,000	—		101,768	7.47%

	$47,464	$138,514	$1,955,000	$246,960		$2,387,938	6.55%

(1)	Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement — see above.
7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$446,997
2008	399,549
2009	333,841
2010	269,376
2011	203,081
Thereafter	468,809

TOTAL	$2,121,653

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. OWNERS’ EQUITY
Common Units
General and Limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. During 2006, 684,432 common units were issued in connection with an acquisition. No common units were issued in connection with acquisitions during 2005 or 2004. The common units outstanding as of December 31, 2006 have the same economic characteristics as common shares of the Trust. The 4,189,967 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust.

Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable After
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/10/02	Series D	$23,650	473	$50	7.625%	6/10/07	6/10/12 into Series D Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust
Effective August 31, 2004, the distribution rate on the $95 million Series B preferred units was reduced from 9.25% to 7.45%.
During the year ended December 31, 2005, the Company redeemed for $20 million its outstanding 9.125% Series C Cumulative Redeemable Preferred Units.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2006	2005	2004
Distributions (in millions)	$13.7	$12.1	$11.8
Distribution per unit:
Series B	$1.86	$1.86	$2.16
Series C	—	$1.05	$2.28
Series D	$3.81	$3.81	$3.81
Series E	$3.50	$1.90	—
Series F	$3.33	$1.61	—
Series G	$0.16	—	—
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $1.0 million.
The Company has letter of credit obligations of $1.6 million related to development requirements.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2006 and 2005 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
Operating revenue	$175,702	$167,026	$163,799	$160,192	$160,517	$157,949	$162,754	$152,274

Income from continuing operations	41,283	40,069	56,549	36,214	109,977	36,403	39,365	39,915

Discontinued operations	25,821	12,405	18,514	61,195	5,015	20,903	10,164	10,217

Income available to common unitholders	63,616	49,073	71,662	94,008	111,589	53,953	46,366	47,456

Income per common unit — basic (1)	$0.67	$0.52	$0.77	$1.02	$1.22	$0.59	$0.51	$0.53

Income per common unit — diluted (1)	$0.67	$0.52	$0.76	$1.01	$1.20	$0.58	$0.51	$0.52

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
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
YEAR ENDED DECEMBER 31, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$187,817	$38,730	$85,180	$116,324	$122,014	$112,788	$3,866	$666,719
Rental property expenses and real estate taxes	58,545	12,718	18,747	42,839	37,566	37,428	2,864	210,707

Property level operating income	$129,272	$26,012	$66,433	$73,485	$84,448	$75,360	$1,002	456,012

Interest and other income								9,591
Interest expense								(119,584)
General and administrative								(45,991)
Depreciation and amortization								(144,692)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								155,336
Gain on property dispositions								17,628
Income taxes								(288)
Minority interest								7
Equity in earnings of unconsolidated joint ventures								1,432
Discontinued operations								117,935
Preferred unit distributions								(13,691)

Income available to common unitholders								$278,359

YEAR ENDED DECEMBER 31, 2005

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$187,212	$37,521	$77,219	$110,190	$104,794	$96,229	$20,329	$633,494
Rental property expenses and real estate taxes	55,706	13,139	19,661	39,878	31,614	31,556	3,678	195,232

Property level operating income	$131,506	$24,382	$57,558	$70,312	$73,180	$64,673	$16,651	438,262

Interest and other income								8,008
Interest expense								(119,614)
General and administrative								(38,099)
Depreciation and amortization								(135,846)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures								152,711
Gain on property dispositions								85,593
Income taxes								(14,827)
Minority interest								(357)
Equity in earnings of unconsolidated joint ventures								2,540
Discontinued operations								46,299
Preferred unit distributions								(12,095)
Excess of preferred unit redemption over carrying amount								(500)

Income available to common unitholders								$259,364

YEAR ENDED DECEMBER 31, 2004

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
Operating revenue	$177,655	$32,680	$66,731	$102,824	$99,395	$86,267	$19,732	$585,284
Rental property expenses and real estate taxes	51,943	11,048	17,087	37,341	26,715	26,744	3,166	174,044

Property level operating income	$125,712	$21,632	$49,644	$65,483	$72,680	$59,523	$16,566	411,240

Interest and other income								6,266
Interest expense								(107,027)
General and administrative								(33,724)
Depreciation and amortization								(119,934)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures								156,821
Gain on property dispositions								496
Income taxes								(1,820)
Minority interest								632
Equity in loss of unconsolidated joint ventures								(775)
Discontinued operations								24,888
Preferred share distributions								(11,844)

Income available to common unitholders								$168,398

Product Type Information	Real Estate Related Revenues
	Year Ended December 31,
	2006	2005	2004
Industrial	$284,551	$268,958	$247,379
Office	382,168	364,536	337,905

Total operating revenue	$666,719	$633,494	$585,284

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2006	$1,060,198	$183,020	$637,301	$833,618	$913,735	$646,681	$9,838	$4,284,391
Additions	74,852	36,807	15,006	37,853	104,185	275,474	1,597	545,774
Dispositions	(55,255)	(4,422)	(69,832)	(91,464)	(116,680)	—	—	(337,653)

December 31, 2006	$1,079,795	$215,405	$582,475	$780,007	$901,240	$922,155	$11,435	4,492,512

Accumulated depreciation								(806,309)
Development in progress								538,303
Land held for development								195,332
Assets held for sale								40,715
Other assets								450,358

Total assets at December 31, 2006								$4,910,911

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-		United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Kingdom	Total
January 1, 2005	$1,020,714	$190,116	$558,590	$746,207	$828,809	$651,123	$169,304	$4,164,863
Additions	44,071	14,857	84,698	114,253	115,341	37,772	10,832	421,824
Dispositions	(4,587)	(21,953)	(5,987)	(26,842)	(30,415)	(42,214)	(170,298)	(302,296)

December 31, 2006	$1,060,198	$183,020	$637,301	$833,618	$913,735	$646,681	$9,838	4,284,391

Accumulated depreciation								(732,439)
Development in progress								324,924
Land held for development								158,653
Assets held for sale								73,211
Other assets								391,582

Total assets at December 31, 2005								$4,500,322

12. SFAS NO. 144 “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $395.9 million and $200.9 million for the years ended December 31, 2006 and 2005, respectively.
Below is a summary of the results of operations of the properties disposed of and held for sale through the respective disposition dates (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues	$28,399	$60,202	$70,580
Operating expenses	(11,170)	(20,332)	(23,244)
Interest expense	(4,662)	(15,814)	(17,470)
Depreciation and amortization	(7,252)	(14,374)	(16,581)

Income before property dispositions and minority interest	$5,315	$9,682	$13,285

The held for sale properties consist of three properties totaling 352,000 square feet in the Company’s Midwest — Other segment. The properties held for sale as of December 31, 2006 were sold in January 2007.
Interest expense is allocated to discontinued operations as permitted under EITF Issue 87-24, "Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2006 and 2005, the Company recognized impairment losses of $4.2 million and $5.3 million, respectively. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in the Midwest — Other segment. The 2005 impairment loss of $5.3 million was primarily related to a portfolio of operating properties equaling 615,000 square feet in the Midwest — Other segment. For the years ended December 31, 2006 and 2005, respectively, $4.2 million and $3.7 million related to properties sold or held for sale were included in the caption discontinued operations in the Company’s statement of operations. For the years ended December 31, 2005 and 2004, respectively, $1.6 million and $1.4 million in impairments were included in the caption gain on property dispositions as a component of income from continuing operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2006.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	$—	$5,813,324	$18,874,059	$3,274,480	$5,816,839	$22,145,024	$27,961,863	$7,560	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,970	107,307	1,341,822	1,449,129	750,775	1980	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	826,310	1981	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	2,425,462	726,651	7,438,711	8,165,362	2,459,321	1976	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	6,324,599	1,197,447	6,314,928	7,512,376	1,930,459	1996	40 yrs.
400 Nestle Way	Allentown, PA	22,630,797	8,065,500	—	27,253,022	8,184,096	27,134,426	35,318,522	7,218,734	1997	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	1,101,923	2,670,673	14,409,506	17,080,179	3,732,710	1988	40 yrs.
700 Nestle Way	Allentown, PA	—	3,473,120	—	18,116,440	4,174,970	17,414,590	21,589,560	4,014,467	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	184,443	269,614	1,028,512	1,298,126	259,319	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	322,599	463,123	1,771,449	2,234,572	538,729	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	304,958	489,749	1,963,049	2,452,798	465,129	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,125,815	1,147,541	7,213,857	8,361,398	1,802,850	1985	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	348,419	1,127,805	3,657,551	4,785,355	839,583	1993	40 yrs.
7132 Daniels Drive	Allentown, PA	—	1,623,326	3,464,626	4,174,016	1,695,610	7,566,357	9,261,967	1,576,367	1988	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,446,162	3,645,117	9,820,303	13,465,420	2,218,246	1999	40 yrs.
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,878,034	4,486,836	14,875,294	19,362,130	2,387,484	2001	40 yrs.
651 Boulder Drive	Allentown, PA	*	4,308,646	—	13,284,432	4,308,646	13,284,432	17,593,078	2,467,753	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167	—	8,906,845	2,571,466	8,899,547	11,471,013	1,421,039	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—	1,025,667	—	5,346,179	1,035,854	5,335,991	6,371,846	633,244	2002	40 yrs.
650 Boulder Drive	Allentown, PA	—	5,208,248	—	31,404,856	9,961,788	26,651,316	36,613,104	2,728,758	2002	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	586,086	2002	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	240,929	4,722,683	19,163,574	23,886,258	1,081,207	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,623,328	12,099,145	1,144,216	3,719,772	13,146,917	16,866,689	690,330	2004	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,839,996	458,945	2,839,332	3,298,277	1,116,992	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,608,143	541,459	3,607,479	4,148,938	1,356,701	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,317,332	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,470,090	560,691	3,269,426	3,830,117	1,390,438	1989	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,910,864	532,047	4,910,085	5,442,132	2,333,532	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,284,907	389,081	3,284,155	3,673,235	1,459,264	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	1,829,429	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,469,917	144,248	2,469,170	2,613,417	1,308,676	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	1,983,002	139,480	1,982,338	2,121,818	913,043	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	864,405	141,746	863,728	1,005,474	446,399	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,157,004	98,986	1,157,004	1,255,990	727,271	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,906,472	129,142	1,905,783	2,034,926	1,121,868	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,110,937	104,453	1,110,149	1,214,602	586,982	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	279,310	163,735	2,009,575	2,173,310	677,125	1986	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	266,454	161,371	1,999,083	2,160,454	663,735	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	464,628	119,711	1,898,917	2,018,628	633,568	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,787,903	484,361	1,756,857	2,241,218	593,896	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	353,869	1990	40 yrs.
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,721,684	1,579,169	6,875,493	8,454,662	1,849,083	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	356,371	1,093,724	4,205,910	5,299,633	1,364,080	1990	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	22,322,825	3,752,293	22,240,788	25,993,081	8,676,942	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	470,711	1985	40 yrs.
41199 Van Born Road	Bellville, MI	—	1,829,396	6,765,015	509,937	1,829,396	7,274,952	9,104,347	5,269	2005	40 yrs.
41133 Van Born Road	Bellville, MI	—	1,829,560	6,454,755	463,975	1,829,560	6,918,730	8,748,290	5,877	2005	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,019,753	215,095	2,019,088	2,234,184	935,846	1993	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,743,118	545,172	3,868,235	4,413,408	1,742,880	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,538,675	190,728	2,706,947	2,897,675	1,142,900	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,215,932	188,896	2,386,036	2,574,932	942,344	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,278,206	188,721	2,448,485	2,637,206	737,276	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	520,095	212,744	1,339,140	1,551,884	521,859	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	169,265	237,078	1,156,844	1,393,922	312,464	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	223,146	253,886	1,286,027	1,539,913	383,776	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,011,186	367,706	1,963,481	2,331,186	701,530	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,721,312	804,104	7,392,894	8,196,998	1,900,307	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127	—	13,371,415	1,099,079	13,368,463	14,467,542	2,582,086	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751	—	11,065,717	1,766,196	10,029,272	11,795,468	1,779,914	2000	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,053,506	662,809	2,688,924	3,351,733	367,073	2002	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,695,697	435,303	4,695,034	5,130,337	1,544,454	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	3,827,587	197,700	3,826,842	4,024,541	1,470,951	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,638,646	240,732	4,637,983	4,878,715	2,078,924	1988	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
			Initial Cost		Capitalized	Gross Amount Carried at End of Period				Date of
					Subsequent				Accumulated	Construction	Depreciable
					to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
OPERATING PROPERTIES
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,762,171	312,873	3,761,507	4,074,380	1,704,910	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,008,631	212,492	3,007,886	3,220,378	1,256,732	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	764,168	395,459	3,460,709	3,856,168	1,189,140	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,283,047	198,482	2,328,594	2,527,076	838,903	1996	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,629,236	2,310,246	38,582,050	40,892,296	7,893,682	1998	40 yrs.
4801 West 81st Street	Bloomington, MN	—	1,624,701	2,494,368	809,469	1,624,701	3,303,836	4,928,537	864,938	1984	40 yrs.
8100 Cedar Avenue	Bloomington, MN	—	501,313	3,675,416	971,824	501,313	4,647,240	5,148,553	1,214,704	1983	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	732,919	741,194	4,043,704	4,784,898	745,201	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577	—	4,105,182	786,382	4,103,377	4,889,759	944,251	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,311,678	2,060,644	7,152,700	9,213,345	2,366,472	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,954,672	1,264,758	4,313,922	5,578,680	810,571	2002	40 yrs.
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,089,640	1,264,758	3,448,890	4,713,648	447,722	2002	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,302,089	1,430,937	4,345,589	5,776,526	839,133	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,234,056	1,426,251	7,333,008	8,759,259	2,037,449	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	4,498,115	4,501,247	20,175,462	24,676,709	5,014,867	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	640,426	1,065,068	5,122,070	6,187,139	1,249,779	1986	40 yrs.
400 Boulder Drive	Breinigsville, PA	*	—	—	13,376,989	2,865,575	10,511,414	13,376,989	629,760	2003	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	1,403,042	8,118,881	20,288,528	28,407,408	671,096	2004	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	491,389	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	3,816,157	577,067	9,014,060	9,591,127	1,549,221	1984	40 yrs.
16620-16650 W Bluemound Road	Brookfield, WI	—	586,665	4,289,907	828,882	586,665	5,118,789	5,705,454	984,048	1999	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	948,664	1,306,811	9,059,092	10,365,903	1,391,720	1994	40 yrs.
20700 Swenson Drive	Brookfield, WI	12,858,381	830,008	12,276,445	478,954	830,999	12,754,408	13,585,406	429,906	2005	40 yrs.
20800 Swenson Drive	Brookfield, WI	—	1,023,466	10,729,219	418,157	1,025,082	11,145,759	12,170,841	474,180	2005	40 yrs.
20935 Swenson Drive	Brookfield, WI	5,295,966	571,389	10,238,547	658,028	572,158	10,895,806	11,467,963	391,207	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	7,584,291	675,422	8,910,651	602,016	678,637	9,509,452	10,188,089	398,554	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	64,858	646,518	3,703,639	4,350,156	111,258	2006	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	173,427	4,253,027	14,056,308	18,309,335	699,441	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108	—	7,605,349	794,874	7,548,583	8,343,457	1,666,953	2001	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125	—	5,086,632	955,374	5,057,383	6,012,757	733,464	2001	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	*	2,000,000	3,493,983	3,217,287	2,005,475	6,705,794	8,711,270	543,140	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020	—	4,878,062	1,129,850	4,609,232	5,739,082	691,749	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036	—	4,629,615	1,708,050	4,101,602	5,809,652	554,643	2002	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,588,914	864,150	4,427,285	66,501	866,609	4,491,328	5,357,937	352,536	2004	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,903,981	1,950,375	8,273,910	(614,501)	1,951,135	7,658,648	9,609,783	650,222	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	4,967,909	1,202,556	5,975,538	1,185,556	1,292,273	7,071,376	8,363,650	336,396	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	5,793,893	1,292,062	6,456,515	1,141,115	1,292,254	7,597,437	8,889,691	380,615	2005	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	394,344	2,014,689	7,938,686	9,953,375	422,930	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,113,029	997,570	5,115,459	6,113,029	108,314	2005	40 yrs.
600 H P Way	Chester, VA	—	146,126	—	6,429,625	501,752	6,073,999	6,575,751	1,193,352	1997	40 yrs.
500 H P Way	Chester, VA	—	142,692	—	5,563,992	491,919	5,214,765	5,706,684	1,090,627	1997	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,729,322	2,746,455	7,986,942	10,733,397	161,577	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	3,519,455	765,952	3,512,453	4,278,406	1,941,815	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	5,815,495	920,439	5,795,210	6,715,649	3,426,185	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	1,836,281	1,571,105	6,621,299	8,192,405	2,215,458	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	907,405	341,663	3,940,714	4,282,377	791,142	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	125,207	218,542	2,065,843	2,284,384	504,644	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	223,402	243,791	2,387,496	2,631,287	669,572	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	644,582	266,684	3,011,483	3,278,167	794,236	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	531,960	299,099	3,186,029	3,485,129	815,523	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	711,722	237,779	2,822,557	3,060,336	569,893	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	143,928	296,262	2,772,861	3,069,124	717,517	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	802,675	290,950	3,379,828	3,670,778	720,137	1972	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	873,148	2,427,065	8,368,619	10,795,684	1,959,626	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,590,872	1,295,000	3,253,978	4,548,978	602,208	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,736,325	1,295,000	3,399,431	4,694,431	532,591	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,724,707	1,307,300	3,375,513	4,682,813	622,557	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105	—	3,780,749	1,599,259	3,139,595	4,738,854	349,799	2000	40 yrs.
5950 Symphony Woods Road	Columbia, MD	—	1,462,762	11,310,187	1,368,440	1,467,623	12,673,767	14,141,389	1,845,734	1986	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	110,510	3,922,382	16,324,943	20,247,324	—	2006	40 yrs.
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	420,347	2003	40 yrs.
1250 Hall Court	Deer Park, TX	3,063,690	829,570	4,778,327	—	829,570	4,778,327	5,607,897	8,813	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	68,364	598,918	3,711,550	4,310,468	86,944	2006	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
190 Parkway West	Duncan, SC	—	551,663	3,463,858	34,737	552,211	3,498,047	4,050,258	95,141	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	174,266	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	23,682	976,393	6,172,187	7,148,580	313,732	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,393,423	1,131,017	3,393,423	4,524,441	677,048	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	317,011	462,876	4,468,801	4,931,677	1,213,996	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	2,817,841	1,289,215	7,212,509	8,501,724	2,440,957	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	157,281	195,982	1,919,309	2,115,290	441,713	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	121,763	118,300	1,209,311	1,327,611	304,525	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	369,479	142,399	1,677,978	1,820,377	479,554	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	90,782	108,610	1,088,786	1,197,396	257,962	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	584,392	270,584	3,071,377	3,341,961	737,188	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	506,997	285,464	3,130,804	3,416,267	756,087	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	775,855	264,419	3,204,372	3,468,791	761,414	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	217,201	336,481	3,309,608	3,646,089	790,055	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	22,843,159	2,938,372	22,817,178	25,755,550	5,724,688	1999	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	605,146	760,525	3,859,903	4,620,429	843,591	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	179,519	2,188,525	3,968,281	6,156,806	841,929	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	33,365	1,230,965	4,107,430	5,338,395	833,068	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,058,231	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	717,864	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,191,303	993,101	3,328,165	4,321,266	542,633	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829	—	4,287,274	1,739,966	3,873,137	5,613,103	676,755	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517	—	8,665,025	3,000,555	6,675,988	9,676,542	1,378,155	2001	40 yrs.
8995 Columbine Road	Eden Prairie, MN	—	1,087,594	—	3,664,053	2,055,296	2,696,352	4,751,648	429,638	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687	—	3,608,469	1,718,407	2,806,748	4,525,156	377,488	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925	—	5,226,016	1,599,757	5,027,185	6,626,941	325,388	2000	40 yrs.
27260 Haggerty Road	Farmington Hills, MI	—	456,877	4,091,196	754,780	456,877	4,845,977	5,302,854	1,273,497	1983	40 yrs.
27200 Haggerty Road	Farmington Hills, MI	—	382,754	3,425,227	363,784	382,754	3,789,011	4,171,765	1,043,115	1983	40 yrs.
27280 Haggerty Road	Farmington Hills, MI	—	452,860	4,055,512	443,764	452,860	4,499,276	4,952,136	1,150,855	1983	40 yrs.
27220 Haggerty Road	Farmington Hills, MI	—	203,064	1,802,592	174,777	203,064	1,977,369	2,180,433	530,662	1985	40 yrs.
27240 Haggerty Road	Farmington Hills, MI	—	171,518	1,518,192	280,526	171,518	1,798,718	1,970,236	445,822	1985	40 yrs.
27300 Haggerty Road	Farmington Hills, MI	—	370,378	3,311,366	732,514	370,378	4,043,880	4,414,259	967,017	1985	40 yrs.
26442-26450 Haggerty Road	Farmington Hills, MI	—	237,687	2,143,478	152,517	237,691	2,295,991	2,533,682	534,548	1988	40 yrs.
26500 Haggerty Road	Farmington Hills, MI	—	311,093	2,791,804	433,388	311,097	3,225,188	3,536,285	737,282	1986	40 yrs.
26650 Haggerty Road	Farmington Hills, MI	—	173,166	1,562,704	143,228	173,170	1,705,928	1,879,098	378,883	1988	40 yrs.
26700 Haggerty Road	Farmington Hills, MI	—	253,338	2,290,696	104,078	253,341	2,394,770	2,648,112	542,406	1986	40 yrs.
26750 Haggerty Road	Farmington Hills, MI	—	292,717	2,638,688	250,110	292,720	2,888,795	3,181,515	750,106	1988	40 yrs.
26800 Haggerty Road	Farmington Hills, MI	—	175,489	1,583,362	243,691	175,492	1,827,050	2,002,542	500,064	1986	40 yrs.
26842-26850 Haggerty Road	Farmington Hills, MI	—	239,606	2,160,470	364,314	239,609	2,524,781	2,764,390	707,486	1988	40 yrs.
26600 Haggerty Road	Farmington Hills, MI	—	455,846	—	2,921,972	537,693	2,840,125	3,377,818	819,672	1999	40 yrs.
26550 Haggerty Road	Farmington Hills, MI	—	368,083	—	2,647,709	535,179	2,480,613	3,015,792	658,542	2000	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	262,203	524,390	1,217,565	1,741,954	292,366	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,814,580	2,823,257	8,758,255	11,581,511	49,754	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	177,437	1,267,937	2,394,153	3,662,091	63,339	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	1,870,359	1,789,302	4,017,806	5,807,108	—	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	422,241	1,650,703	2,339,278	3,989,980	23,113	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	53,906	13,035,013	11,507,146	24,542,159	197,270	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	125,941	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,177,660	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	9,866,832	3,414,989	12,266,571	15,681,559	452,897	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,101,013	625,111	5,255,916	5,881,027	1,288,523	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	438,216	—	3,491,624	3,491,624	884,615	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	486,427	—	3,540,992	3,540,992	912,641	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	2,746,479	743,898	7,246,286	7,990,184	1,217,434	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	185,433	771,029	3,869,867	4,640,895	1,080,246	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,347,885	483,263	3,308,107	3,791,370	793,756	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,197,775	1,075,620	10,195,051	11,270,671	2,394,924	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	981,346	670,292	4,820,591	5,490,883	1,290,221	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,751,122	1,010,044	8,902,831	9,912,875	2,447,991	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	519,164	1,083,006	6,554,817	7,637,824	436,918	2004	40 yrs.
420 Park Avenue	Greenville, SC	*	522,548	2,730,261	977,573	522,548	3,707,834	4,230,382	1,096,196	1986	40 yrs.
One Independence Pointe	Greenville, SC	—	780,881	6,199,230	6,430,871	784,617	12,626,365	13,410,982	2,240,553	1982	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
15 Brendan Way	Greenville, SC	—	614,192	3,012,019	1,767,666	614,192	4,779,684	5,393,876	1,424,079	1988	40 yrs.
4 Independence Pointe	Greenville, SC	—	—	—	3,555,776	467,438	3,088,339	3,555,776	587,548	2002	40 yrs.
5 Independence Pointe	Greenville, SC	—	—	—	3,286,804	467,438	2,819,366	3,286,804	616,674	2002	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911	—	6,273,615	515,542	6,270,984	6,786,525	478,893	2003	40 yrs.
6 Independence Pointe	Greenville, SC	—	—	—	3,061,966	545,698	2,516,268	3,061,966	195,504	2003	40 yrs.
2 Independence Point	Greenville, SC	—	371,600	—	3,168,228	682,881	2,856,946	3,539,828	30,935	2005	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,182,175	974,675	6,762,044	7,736,719	1,737,849	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	856,086	1,097,368	7,616,864	8,714,232	2,061,113	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,663,695	212,694	1,658,368	1,871,063	428,848	1999	40 yrs.
21 Enterprise Parkway	Hampton, VA	383,605	263,668	8,167,118	511,240	265,719	8,676,307	8,942,026	1,386,213	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	260,815	710,486	3,212,247	3,922,733	264,018	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	453,669	1983	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—	5,194,872	19,991,436	4,120,570	5,687,013	23,619,865	29,306,878	1,197,404	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	543,603	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,836,257	315,614	1,641,972	1,957,586	506,298	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	19,610,267	2,042,159	18,370,011	20,412,169	3,868,705	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	2,404,561	235,698	2,403,427	2,639,125	1,058,454	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,630,880	320,450	2,629,719	2,950,169	1,156,811	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,333,337	231,692	2,332,268	2,563,959	1,087,232	1989	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,467,001	655,240	3,977,424	4,632,665	1,593,141	1990	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,364,005	183,888	2,362,926	2,546,815	1,039,384	1989	40 yrs.
4328, 4336 Federal Drive	High Point, NC	4,545,898	521,122	—	7,238,387	825,092	6,934,416	7,759,509	3,316,305	1995	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,755,206	173,623	3,065,585	3,239,208	1,019,455	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	807,718	597,368	5,628,850	6,226,218	1,733,031	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,210,549	283,368	2,210,177	2,493,545	727,018	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,225,791	132,655	1,236,797	1,369,452	430,335	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,351,586	545,627	3,091,841	3,637,468	725,642	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,598,532	265,991	2,434,913	2,700,904	647,095	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,250,342	173,889	2,143,184	2,317,073	709,040	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,090,460	276,038	2,078,460	2,354,498	367,817	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,052,846	500,980	3,051,365	3,552,346	563,934	2000	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203	—	3,748,139	526,266	3,344,076	3,870,342	1,096,678	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106	—	3,430,702	431,106	3,099,702	3,530,808	723,686	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232	—	1,682,699	378,101	1,398,830	1,776,931	313,939	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320	—	7,145,926	984,672	6,333,574	7,318,246	1,020,098	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943	—	3,119,682	611,166	2,726,459	3,337,625	422,224	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,792,495	511,869	2,790,626	3,302,495	141,901	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,349,592	505,700	2,951,478	3,457,178	120,322	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,860,213	665,239	1,194,974	1,860,213	14,800	2004	40 yrs.
100 Witmer Road	Horsham, PA	5,804,315	3,102,784	—	11,902,626	3,764,784	11,240,627	15,005,410	2,877,003	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,219,965	1,408,041	4,145,566	5,553,607	1,331,664	1998	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	358,107	180,459	1,799,579	1,980,038	566,487	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,347,544	282,493	3,604,051	3,886,545	1,094,113	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,614,038	1,265,363	9,397,919	10,663,282	2,775,835	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	9,658,857	1,939,712	8,785,096	10,724,809	1,749,887	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,627,733	638,513	7,439,056	8,077,569	2,202,723	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,201,778	629,944	6,935,006	7,564,950	2,143,096	1990	40 yrs.
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,578,115	629,944	7,311,349	7,941,293	2,295,152	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,059,580	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	506,596	360,549	3,766,580	4,127,129	1,094,203	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	233,299	330,111	3,214,968	3,545,079	705,425	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	871,555	393,019	3,182,573	3,575,591	970,834	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	613,296	489,032	4,739,447	5,228,479	1,272,980	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	856,934	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	795,126	270,906	3,243,625	3,514,531	1,044,383	1978	40 yrs.
261-283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	141,841	464,871	4,093,813	4,558,684	942,660	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,761,333	270,282	4,202,609	4,472,891	959,764	1972	40 yrs.
231-237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	699,674	436,952	4,648,636	5,085,589	1,155,695	1981	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	81,406	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,376,885	732,552	7,185,312	7,917,864	1,741,900	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	652,633	208,140	1,548,102	1,756,243	357,080	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	334,495	451,731	3,404,836	3,856,568	823,288	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	640,212	452,251	3,704,911	4,157,162	892,449	1975	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	973,788	558,142	5,779,303	6,337,445	1,392,610	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,170,108	673,041	7,946,477	8,619,518	1,938,777	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	659,861	255,528	2,807,359	3,062,887	844,384	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	915,265	502,705	5,455,862	5,958,567	1,609,702	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,710,844	376,475	5,042,605	5,419,080	1,681,475	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,059,164	1981	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	—	1,133,479	189,793	2,191,834	2,381,627	735,818	1975	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,997,494	380,802	5,430,252	5,811,054	1,285,924	1983	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	205,125	495,112	3,015,506	3,510,618	669,434	1987	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	—	7,329,299	2,515,115	7,329,299	9,844,415	1,405,252	1999	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	547,772	696,061	3,887,762	4,583,823	866,821	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,641,908	2,565,140	7,649,183	10,214,323	3,175,714	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151	—	12,039,009	4,138,577	11,427,583	15,566,160	2,583,511	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	474,800	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,736,456	182,400	8,554,056	8,736,456	470,505	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,086,356	2,007,214	496,797	1,078,769	2,511,597	3,590,366	206,020	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	275,266	479,200	1,177,910	1,657,110	129,780	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,668,600	1,343,370	4,179,690	5,523,060	548,149	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	213,228	723,016	1,571,283	2,294,299	212,922	2003	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	4,935,054	1,607,977	4,934,315	6,542,292	2,185,045	1988	40 yrs.
507 Prudential Road	Horsham, PA	6,268,630	644,900	5,804,100	8,784,448	1,131,380	14,102,068	15,233,448	3,726,697	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	—	3,319,209	1,241,970	3,306,924	4,548,893	1,461,410	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	—	363,339	2,509,186	545,867	363,339	3,055,053	3,418,392	940,458	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	404,912	438,853	3,435,307	3,874,160	822,102	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	265,899	289,000	3,825,756	4,114,756	834,181	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	190,651	306,147	3,214,306	3,520,453	579,451	1999	40 yrs.
16605 Air Center Boulevard	Houston, TX	—	298,999	—	3,770,315	496,186	3,573,128	4,069,314	790,837	2002	40 yrs.
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	242,625	799,560	6,191,890	6,991,450	803,207	1999	40 yrs.
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,657,286	1,135,483	7,984,738	9,120,220	712,611	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,535,943	2,290,002	16,833,084	19,123,085	1,587,024	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	—	—	—	2,935,268	414,691	2,520,577	2,935,268	184,042	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—	638,453	3,258,815	567,574	638,477	3,826,364	4,464,842	194,007	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	227,912	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—	1,114,406	6,364,767	663,613	1,114,433	7,028,353	8,142,786	542,346	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	—	284,403	—	4,496,262	503,779	4,276,886	4,780,665	149,476	2005	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,669,027	1,861,025	9,013,948	10,874,973	1,351,645	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	993,133	3,269,948	14,544,504	17,814,451	1,298,941	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	1,109,669	2,077,949	9,880,235	11,958,184	976,602	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	210,820	2,211,969	8,026,862	10,238,831	625,778	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	11,315,040	3,542,881	25,501,310	29,044,191	735,562	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	648,156	615,096	3,104,930	3,720,026	120,826	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	69,591	314,572	1,349,478	1,664,050	35,808	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	3,352,809	913,013	3,346,599	4,259,613	1,490,769	1989	40 yrs.
6255 Lake Gray Boulevard	Jacksonville, FL	—	813,067	—	3,960,328	812,634	3,960,761	4,773,395	2,061,279	1987	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,892,549	974,959	5,884,142	6,859,101	2,590,822	1987	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,369,921	129,979	1,367,462	1,497,441	1,018,453	1978	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,066,996	774,020	8,849,976	9,623,996	3,280,922	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,229,138	827,420	9,088,718	9,916,138	3,843,929	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,780,426	749,811	2,428,873	3,178,683	1,020,424	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,593,671	853,981	3,446,624	4,300,605	1,319,301	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,012,104	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,354,624	1998	40 yrs.
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,377,385	602,633	2,371,934	2,974,566	1,042,593	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,643,140	846,461	4,637,675	5,484,136	1,887,918	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,633,593	780,486	3,427,305	4,207,791	1,137,784	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	984,847	614,602	5,252,323	5,866,926	1,528,012	1984	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	32,776	330,726	1,370,877	1,701,603	333,506	1978	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	851,752	1,002,704	4,903,207	5,905,911	1,442,391	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	750,311	624,215	3,736,561	4,360,776	1,326,619	1987	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,312,090	554,542	4,305,817	4,860,360	1,335,378	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	348,996	370,039	2,344,492	2,714,531	575,497	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	370,039	941,958	3,987,251	4,357,291	884,986	1990	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	297,873	388,541	2,393,144	2,781,685	624,753	1993	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	449,559	296,032	2,045,888	2,341,920	515,311	1993	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	482,785	251,627	1,839,620	2,091,247	609,302	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	221,980	407,043	2,416,568	2,823,611	677,090	1994	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	340,258	366,339	2,315,629	2,681,968	712,134	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	459,048	462,549	2,953,418	3,415,967	852,379	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	282,810	601,401	3,525,178	4,126,579	959,847	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	768,348	555,213	3,461,439	4,016,651	909,913	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	640	551,250	3,129,001	3,680,251	703,615	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	1,966,868	877,964	4,327,610	5,205,574	1,599,696	1986	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,179,240	1,207,751	8,270,690	9,478,441	1,787,670	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,461,206	641,272	3,458,088	4,099,360	880,635	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820	662,559	2,905,261	3,567,820	747,221	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	968,204	853,704	4,478,033	5,331,737	1,002,121	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202	—	7,890,278	1,665,915	7,523,565	9,189,480	1,444,468	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060	—	2,982,347	680,766	2,693,641	3,374,407	481,925	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,192,513	4,269,346	20,759,699	25,029,045	446,736	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,053,358	1,210,137	6,771,857	7,981,995	2,424,253	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	2,684,214	717,001	7,500,335	8,217,336	2,723,279	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	3,799,506	705,317	8,536,993	9,242,310	1,888,272	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	360,761	1,186,972	7,329,741	8,516,713	1,860,186	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,512	350,874	1,674,816	2,025,690	688,143	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	1,947,590	815,855	1,921,144	2,736,999	771,104	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,647,843	952,911 1	6,370,672	17,323,583	5,840,247	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,367,206	952,361 1	5,090,036	16,042,397	5,693,790	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	610,135	236,432	2,466,387	2,702,818	487,948	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	545,130	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	3,682,257	867,815	3,578,812	4,446,627	1,125,765	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	910,904	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,786,056	592,886	2,702,749	3,295,636	904,721	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,038,151	574,152	2,973,578	3,547,731	764,372	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,382,851	1,132,519	9,360,443	10,492,962	2,601,425	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	976,974	776,496	4,116,042	4,892,538	1,110,392	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	4,096,749	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,005,045	978,402	5,046,643	6,025,045	1,852,202	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	15,548,161	2,413,514	13,134,647	15,548,161	3,185,717	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497	274,341	1,351,156	1,625,497	346,016	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	758,039	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,783,307	458,232	7,010,275	7,468,507	2,965,120	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,739,928	461,909	4,992,819	5,454,728	2,170,397	1980	40 yrs.
3100 Horizon Drive	King of Prussia, PA	—	601,956	—	2,068,047	611,436	2,058,568	2,670,003	750,766	1995	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	696,574	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	559,994	1997	40 yrs.
800 Town Center Drive	Langhorne, PA	—	1,617,150	—	10,797,563	1,619,288	10,795,425	12,414,713	5,032,511	1987	40 yrs.
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	7,682	977,519	3,415,173	4,392,692	31,583	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,779,023	20,165	2,565,988	9,795,132	12,361,120	72,104	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,514,510	779,330	5,628,622	6,407,952	157,996	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,122,702	11,254,716	44,117,536	55,372,252	1,310,158	2005	40 yrs.
32853 Edward Avenue	Madison Heights, MI	—	138,121	784,426	(5,207)	138,121	779,219	917,340	210,450	1973	40 yrs.
750 East Mandoline Avenue	Madison Heights, MI	—	151,458	741,185	(80,456)	151,458	660,728	812,187	172,982	1969	40 yrs.
900 East Mandoline Avenue	Madison Heights, MI	—	157,729	771,872	(43,850)	157,729	728,022	885,751	223,686	1972	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(158,741)	373,203	1,665,979	2,039,182	382,957	1988	40 yrs.
31771 Sherman Avenue	Madison Heights, MI	—	150,944	645,040	(7,564)	150,944	637,475	788,420	203,445	1982	40 yrs.
31791 Sherman Avenue	Madison Heights, MI	—	105,606	649,891	(54,791)	105,606	595,100	700,706	143,185	1983	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	(149,901)	207,599	1,029,110	1,236,709	254,186	1983	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(175,088)	302,567	1,038,144	1,340,711	266,116	1980	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	1,625,469	6,083,206	13,969,622	20,052,828	2,792,232	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	3,352,726	795,831	3,352,038	4,147,869	2,136,395	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	*	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	9,920,837	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,549,853	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,007,648	406,421	4,601,227	5,007,648	1,396,584	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	558,159	544,649	3,248,496	3,793,145	1,920,292	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,043,717	1,337,076	12,556,217	13,893,293	4,337,326	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	330,704	419,460	4,123,273	4,542,734	1,064,218	1982	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,305,825	684,200	7,487,486	8,171,686	1,853,061	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,077,184	1,676,470	15,837,528	17,513,998	4,972,256	1998	40 yrs.
3 Country View Road	Malvern, PA	*	814,278	—	5,142,433	1,128,881	4,827,830	5,956,711	984,217	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,101,323	321,473	1,970,964	2,292,437	698,708	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	1,958,524	234,922	1,914,715	2,149,638	703,554	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,314,868	4,749,748	14,945,341	19,695,089	4,425,097	1999	40 yrs.
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	7,019,034	1,349,954	6,989,705	8,339,659	2,255,284	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,135,324	2,050,555	8,098,519	10,149,074	2,360,776	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,096,150	2,037,813	8,072,087	10,109,900	2,337,776	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	823,431	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	672,667	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	5,326,655	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,415,086	5,405,042	11,415,085	16,820,127	400,621	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	256,839	832,244	1,589,510	2,421,754	135,101	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,767,715	724,846	5,766,927	6,491,773	2,492,462	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	6,995,922	1,055,243	6,995,097	8,050,340	3,081,121	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	5,855,867	643,892	5,876,257	6,520,149	2,676,923	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,276,521	473,139	3,275,746	3,748,885	1,665,286	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,616,170	937,942	5,615,440	6,553,382	2,587,331	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,224,458	325,775	3,221,601	3,547,376	1,327,967	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	2,694,447	323,792	2,694,627	3,018,418	1,147,301	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,726,197	466,413	5,725,323	6,191,736	2,874,409	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,186,454	505,458	5,185,606	5,691,065	2,963,952	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	706,537	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,330,242	531,534	2,329,436	2,860,971	1,322,006	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,724,819	397,948	2,724,002	3,121,950	1,423,585	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,036,553	177,317	5,035,671	5,212,988	2,814,524	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,281,663	215,818	4,280,850	4,496,668	1,915,746	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,597,364	382,361	7,596,548	7,978,908	3,914,905	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,033,164	332,216	2,032,340	2,364,556	1,228,001	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	*	509,075	—	3,089,935	509,899	3,089,111	3,599,010	1,714,026	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	2,917,373	524,230	2,916,673	3,440,903	1,580,984	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	85,634	128,783	384,977	513,760	315,346	1975	40 yrs.
75 Great Valley Parkway	Malvern, PA	350,090	143,074	—	772,841	143,811	772,103	915,915	577,889	1977	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,700,921	888,359	5,700,225	6,588,585	3,391,343	1978	40 yrs.
256 Great Valley Parkway	Malvern, PA	—	161,098	—	1,785,717	161,949	1,784,866	1,946,815	1,157,980	1980	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	10,706,926	1,369,003	10,706,182	12,075,185	6,686,126	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,562,994	128,767	1,564,916	1,693,683	884,224	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,541,665	1981	40 yrs.
510 Lapp Road	Malvern, PA	*	356,950	—	926,587	357,751	925,786	1,283,537	572,178	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	4,971,296	884,974	14,236,746	15,121,720	6,358,326	1989	40 yrs.
5 Country View Road	Malvern, PA	*	785,168	4,678,632	1,178,927	786,235	5,856,492	6,642,727	1,953,040	1985	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	222,006	513,250	3,123,911	3,637,161	721,019	1989	40 yrs.
8 Stow Road	Marlton, NJ	—	172,600	1,704,436	188,555	172,945	1,892,646	2,065,591	651,714	1988	40 yrs.
10 Stow Road	Marlton, NJ	—	147,000	1,451,536	527,956	147,318	1,979,174	2,126,492	962,254	1988	40 yrs.
12 Stow Road	Marlton, NJ	—	103,300	1,021,036	342,868	103,618	1,363,587	1,467,205	588,823	1988	40 yrs.
14 Stow Road	Marlton, NJ	—	93,100	920,336	431,684	93,418	1,351,703	1,445,120	576,452	1988	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	3,501,001	271,743	7,265,645	7,537,388	3,312,275	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	422,106	96,161	1,738,894	1,835,055	672,972	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402	—	3,671,296	317,799	3,422,899	3,740,699	910,493	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	888,175	327,554	2,421,947	2,749,501	975,306	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,469,444	1,069,838	6,249,607	7,319,444	2,078,211	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	2,194,896	1,069,838	6,975,059	8,044,896	2,276,639	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	894,989	334,411	3,628,303	3,962,714	1,045,261	1985	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,653,262	131,896	1,653,262	1,785,158	657,060	1997	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	1,736,907	131,896	1,736,907	1,868,803	682,815	1997	40 yrs.
9 Stow Road	Marlton, NJ	—	652,642	1,765,065	922,394	654,779	2,685,323	3,340,101	766,449	1989	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,444,403	430,909	2,433,225	2,864,134	68,857	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,728,911	506,318	2,779,768	3,286,086	67,739	2004	40 yrs.
8301 West Parkland Court	Milwaukee, WI	—	358,442	3,233,707	532,301	358,442	3,766,008	4,124,449	971,466	1982	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	392,036	1,711,964	7,239,893	8,951,858	1,726,879	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	539,517	394,938	2,876,510	3,271,448	719,848	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	234,658	443,101	2,589,056	3,032,157	521,325	1986	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	957,723	385,305	3,305,293	3,690,598	982,930	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	101,328	619,465	2,722,797	3,342,261	542,487	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,057,251	350,628	3,451,364	3,801,992	910,149	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443	—	10,202,898	491,531	9,945,810	10,437,341	2,308,691	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	281,217	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	565,184	532,370	3,806,673	4,339,043	779,371	1984	40 yrs.
10855 West Park Place	Milwaukee, WI	—	122,894	—	3,045,358	424,710	2,743,541	3,168,251	447,822	2002	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000	—	7,690,908	1,801,024	7,689,884	9,490,908	730,540	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,813,517	914,760	2,898,757	3,813,517	25,802	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	1,567,239	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558	—	6,683,083	1,038,197	6,708,444	7,746,641	1,363,486	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,249,452	2,177,953	11,194,793	13,372,746	788,290	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	1,595,422	829,263	8,994,217	9,823,481	2,892,234	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,275,102	883,895	10,258,447	11,142,342	2,480,922	1985	40 yrs.
10300 Bren Road	Minnetonka, MN	—	344,614	3,110,477	894,944	344,614	4,005,421	4,350,034	857,897	1981	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,214,422	2,022,153	12,560,302	14,582,456	3,135,197	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,078,093	2,022,152	13,435,235	15,457,387	3,478,905	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	19,294,616	2,980,689	19,274,437	22,255,127	4,341,655	2000	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,330,090	1,098,904	6,231,186	7,330,090	420,257	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,801,598	539,060	3,774,658	4,313,718	88,186	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	879,074	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	3,535,489	2,966,686	4,978,573	7,945,259	9,251	2006	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,844,592	2,784,694	19,658,950	22,443,644	2,744,761	2002	40 yrs.
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	4,498,462	512,018	8,986,445	9,498,462	3,980,005	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	254,820	311,950	4,648,355	4,960,305	1,942,493	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	783,587	362,855	4,068,349	4,431,204	1,426,020	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	573,915	290,545	3,085,753	3,376,298	1,126,581	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	1,704,275	450,558	4,777,967	5,228,525	1,530,369	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	925,491	234,151	2,948,174	3,182,325	811,584	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	427,949	260,014	2,664,633	2,924,647	746,489	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	317,849	234,814	2,312,947	2,547,761	604,374	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	595,749	286,587	3,070,569	3,357,156	1,010,672	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,450,255	288,577	3,996,792	4,285,369	1,422,723	1986	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	773,515	430,990	3,714,828	1,320,195	430,990	5,035,023	5,466,013	1,496,665	1987	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,162,455	569,184	3,087,606	3,656,789	825,078	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,814,041	310,831	5,611,785	5,922,616	2,067,243	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	531,794	1,057,763	4,723,621	5,781,384	1,129,274	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,115,996	701,705	5,621,649	6,323,354	1,805,100	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,666,093	470,659	3,552,421	4,023,080	792,151	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515	—	3,010,679	144,515	3,010,679	3,155,194	691,482	2001	40 yrs.
9401-9443 Science Center Drive	New Hope, MN	—	431,295	3,888,684	480,123	510,064	4,290,038	4,800,102	1,115,258	1989	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	828,769	622,205	3,057,443	3,679,648	824,454	1981	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	510,819	766,390	3,998,718	4,765,107	847,827	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	3,032,136	2,011,030	11,096,685	13,107,715	524,714	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,924,628	1,809,927	9,182,266	10,992,193	388,054	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	336,709	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	387,847	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	880,341	538,512	4,057,131	4,595,643	1,116,154	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,330,526	587,319	2,318,038	2,905,357	594,480	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	405,635	522,991	2,968,384	3,491,375	848,378	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	337,852	518,043	2,899,790	3,417,833	713,673	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	27,479	453,918	2,599,681	3,053,599	555,992	1998	40 yrs.
3701-3727 Vineland Road	Orlando, FL	—	767,929	2,096,504	430,124	767,929	2,526,628	3,294,557	549,972	1985	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,461,057	642,427	2,204,594	2,847,021	355,814	2001	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701	—	5,560,142	925,671	5,538,172	6,463,843	746,789	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964	—	3,166,980	704,800	2,998,143	3,702,944	741,196	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—	664,605	—	2,362,814	685,383	2,342,035	3,027,419	299,543	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,498,831	680,312	3,619,585	4,299,897	366,260	2003	40 yrs.
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,872,262	878,320	4,431,096	5,309,415	310,566	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,630,654	1,283,713	5,346,941	6,630,654	565,267	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,047,910	767,953	4,118,811	4,886,763	36,846	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,479,134	1,932,004	8,867,030	10,799,034	589,186	2004	40 yrs.
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	124,169	2,263,211	7,619,131	9,882,342	376,159	2004	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,462,307	825,673	2,103,930	2,929,603	104,125	2005	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	531,233	2,583,667	17,999,912	20,583,579	791,297	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,761,919	2,583,216	19,959,601	22,542,817	892,725	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	84,494	1,435,301	6,472,287	7,907,588	67,921	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	357,904	1,457,286	7,189,688	8,646,973	—	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	203,122	1,445,807	8,137,144	9,582,951	—	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	225,850	1,570,863	5,510,023	7,080,886	—	2006	40 yrs.
N26 W23445 Paul Road	Pewaukee, WI	—	561,904	1,928,064	113,241	561,904	2,041,305	2,603,209	357,110	1985	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	12,300,012	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	6,127,052	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	573,955	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	12,752,342	347,892	12,971,730	13,319,622	57,493	2004	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	62,495	1,689,726	7,999,640	9,689,366	1,617,933	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,338,832	1,032,507	11,497,732	12,530,239	2,838,418	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,702,547	516,920	6,348,890	6,865,809	1,853,696	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,008,452	395,366	4,562,964	4,958,330	1,357,056	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	401,075	151,238	1,771,215	1,922,453	605,963	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	655,417	384,235	4,096,886	4,481,121	1,151,892	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	644,591	198,205	2,438,013	2,636,218	669,648	1978	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	484,440	1,934,438	11,436,943	13,371,380	2,695,022	1995	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,075,534	332,317	4,153,354	4,485,671	931,060	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	245,724	972,232	4,137,810	5,110,041	987,730	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	126,108	203,247	937,202	1,140,449	283,351	1990	40 yrs.
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	403,403	203,247	1,214,496	1,417,743	301,897	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	40,396	203,247	851,489	1,054,737	204,419	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	308,055	1,157,049	4,929,010	6,086,060	1,155,658	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	126,972	392,138	1,692,759	2,084,897	403,837	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	95,541	359,933	1,532,657	1,892,590	356,011	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	151,781	164,413	807,714	972,127	184,683	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	307,582	310,178	1,546,507	1,856,684	319,660	1965	40 yrs.
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	555,417	2,009,136	15,481,606	17,490,742	4,505,494	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	625	659,456	4,836,635	5,496,091	1,430,892	1989	40 yrs.
4001 Carolina Avenue	Richmond, VA	—	29,443	215,914	305,691	29,443	521,605	551,048	122,714	1935	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	389,883	489,941	3,982,783	4,472,724	1,217,321	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	235,079	644,384	4,260,559	4,904,943	1,393,734	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	803,670	408,729	3,501,018	3,909,747	984,143	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	567,636	310,854	2,847,233	3,158,087	768,190	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,305,385	693,203	6,388,878	7,082,081	1,911,966	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,647,276	256,203	4,196,925	4,453,128	1,163,759	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	1,920,216	223,696	3,560,651	3,784,347	546,076	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	880,278	325,303	3,265,835	3,591,138	1,282,851	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	471,129	486,166	4,036,340	4,522,506	1,177,796	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	272,695	474,360	3,751,341	4,225,701	1,087,264	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	507,154	652,455	5,291,829	5,944,284	1,738,991	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,079,890	404,616	4,047,077	4,451,693	1,760,935	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	958,366	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,459,049	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	325,610	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	*	705,660	—	4,718,370	720,100	4,703,930	5,424,030	1,653,017	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,818,232	687,898	4,806,995	5,494,893	1,265,045	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	*	449,447	3,294,697	546,131	452,263	3,838,011	4,290,274	1,127,629	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,643,294	91,599	1,643,171	1,734,770	446,236	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	316,688	262,210	2,427,312	2,689,523	800,917	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	336,701	486,598	4,419,803	4,906,401	1,203,497	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,651,198	700,503	5,645,340	6,345,842	1,630,865	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,068,901	334,772	3,001,012	3,335,784	1,026,669	1999	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	728,169	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	2,428,731	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,408,649	1,456,084	8,195,037	9,651,121	1,230,590	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612	—	5,900,380	1,072,797	6,451,195	7,523,992	923,936	2002	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	892,592	2,079,643	6,521,484	8,601,127	257,425	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	837,566	810,743	8,109,253	8,919,996	304,103	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	709,835	1,280,662	12,758,301	14,038,963	181,763	2005	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
12 S. Third Street	Richmond, VA	—	40,539	184,682	14,061	40,539	198,743	239,282	57,182	1900	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	1,144	1,233,800	13,609,469	14,843,268	158,254	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,740,561	399,988	3,695,477	4,095,464	996,239	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,458,256	335,061	4,429,015	4,764,076	903,045	1999	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494	—	2,829,679	372,494	2,817,679	3,190,173	506,475	2001	40 yrs.
38100 Ecorse Road	Romulus, MI	—	955,063	—	8,900,259	853,063	9,002,259	9,855,322	1,360,828	2000	40 yrs.
38000 Ecourse Road	Romulus, MI	—	807,660	—	12,732,352	1,053,337	12,486,675	13,540,012	2,529,890	2001	40 yrs.
6505 Cogswell Road	Romulus, MI	—	594,523	—	17,282,074	4,195,047	13,681,551	17,876,598	2,078	2005	40 yrs.
38100 Ecorse Road Expansion	Romulus, MI	—	—	—	1,538,262	—	1,538,262	1,538,262	28,999	2005	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,576,974	4,115,137	27,538,249	31,653,386	459,720	2005	40 yrs.
26911-26957 Northwestern Highway	Southfield, MI	—	7,799,515	66,268,817	8,771,128	7,799,515	75,039,945	82,839,460	18,643,965	1985	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,197,285	794,848	6,332,282	7,127,129	96,284	2004	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	99,234	558,251	2,271,136	2,829,387	624,170	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	883,443	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	1,264,535	5,100,791	25,483,861	30,584,653	—	2006	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	637,115	262,416	2,149,700	2,412,115	605,615	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	598,290	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,948,416	982,207	4,257,561	5,239,768	1,234,238	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	1,974,397	769,789	6,448,907	7,218,696	2,203,217	1986	40 yrs.
3501 Riga Boulevard	Tampa, FL	—	617,289	3,048,379	454,271	617,289	3,502,650	4,119,939	1,026,027	1987	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	934,298	359,540	2,396,148	2,755,688	729,735	1990	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	911,481	1,408,478	6,158,727	7,567,205	1,671,637	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,382,648	2,445,444	(276,436)	1,082,648	2,469,008	3,551,656	607,836	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	441,572	399,088	3,310,406	3,709,494	967,807	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	662,940	513,263	3,893,180	4,406,442	889,518	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	563,816	1996	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	4,455,291	559,527	4,407,227	4,966,754	1,699,463	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,285,235	235,894	2,285,234	2,521,128	611,383	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,711,761	506,949	2,562,177	3,069,125	1,019,925	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,708,532	506,949	2,558,947	3,065,896	965,711	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	965,576	254,493	1,999,334	2,253,827	446,634	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,581,057	952,860	3,581,057	4,533,916	739,406	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,351,584	771,501	3,133,418	3,904,919	637,170	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,488,771	438,061	2,401,117	2,839,178	517,144	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,592,708	1,560,099	11,975,778	13,535,877	2,279,782	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,817,508	661,680	3,575,511	4,237,191	1,130,146	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,005,900	1,071,535	2,934,365	4,005,900	528,300	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,575,906	364,514	1,421,234	1,785,748	334,370	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,057,752	556,887	2,999,463	3,556,350	573,747	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	171,340	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391	—	4,032,028	840,314	3,692,105	4,532,419	978,648	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,454,328	619,913	2,834,415	3,454,328	414,660	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—	—	3,110,391	716,594	2,393,797	3,110,391	528,279	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—	—	2,840,466	686,594	2,153,872	2,840,466	386,162	2002	40 yrs.
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	121,194	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	185,881	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,499,853	900,508	3,498,229	4,398,737	261,909	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,964,055	899,284	3,557,092	4,456,375	343,327	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,248,195	978,019	3,807,371	4,785,389	14,913	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,623,009	933,362	3,019,744	3,953,106	90,303	2005	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,171,906	19,126,156	(3,957)	3,167,787	19,126,318	22,294,105	162,502	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,170,247	18,749,873	(18,416)	3,166,130	18,735,573	21,901,703	160,241	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,309,467	23,688,189	21,765	4,303,870	23,715,550	28,019,421	299,401	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,348,258	18,325,427	(4,177)	3,343,910	18,325,599	21,669,509	133,957	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,053,105	11,158,441	11,901	2,050,439	11,173,008	13,223,447	95,859	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	549,043	2,242,204	95,559	548,905	2,337,901	2,886,806	17,050	2006	40 yrs.
1650 Research Drive	Troy, MI	—	763,067	7,201,677	1,328,964	763,067	8,530,641	9,293,708	1,885,343	1985	40 yrs.
1775 Research Drive	Troy, MI	—	331,422	2,788,073	648,020	331,422	3,436,093	3,767,515	789,861	1985	40 yrs.
1875 Research Drive	Troy, MI	—	329,863	2,774,006	378,366	329,863	3,152,372	3,482,235	747,631	1986	40 yrs.
1850 Research Drive	Troy, MI	—	781,054	7,364,300	2,083,387	781,054	9,447,687	10,228,741	2,340,733	1986	40 yrs.
1965 Research Drive	Troy, MI	—	419,090	3,578,928	346,058	419,090	3,924,986	4,344,077	1,054,465	1987	40 yrs.
1960 Research Drive	Troy, MI	—	419,146	3,579,166	635,418	419,146	4,214,584	4,633,730	1,115,137	1987	40 yrs.
1101 Allen Drive	Troy, MI	—	98,144	887,935	326,837	98,148	1,214,768	1,312,916	450,766	1974	40 yrs.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(Years)
OPERATING PROPERTIES
1151 Allen Drive	Troy, MI	—	164,483	1,486,220	438,250	164,486	1,924,467	2,088,953	529,177	1974	40 yrs.
1300 Rankin Street	Troy, MI	—	134,090	1,212,752	498,931	134,094	1,711,679	1,845,773	632,783	1979	40 yrs.
1350 Rankin Street	Troy, MI	—	111,776	1,011,497	168,477	111,779	1,179,971	1,291,750	298,176	1979	40 yrs.
1376-1400 Rankin Street	Troy, MI	—	134,292	1,213,626	313,374	134,296	1,526,996	1,661,292	384,503	1979	40 yrs.
1352-1374 Rankin Street	Troy, MI	—	153,275	1,385,098	336,226	153,279	1,721,321	1,874,599	463,034	1979	40 yrs.
1324-1346 Rankin Street	Troy, MI	—	134,090	1,212,214	161,394	134,094	1,373,604	1,507,698	313,707	1979	40 yrs.
1301-1307 Rankin Street	Troy, MI	—	111,776	1,011,121	183,667	111,779	1,194,785	1,306,564	284,538	1978	40 yrs.
1409 Allen Drive	Troy, MI	—	142,370	1,286,048	430,773	142,374	1,716,818	1,859,191	479,131	1978	40 yrs.
1334 Maplelawn Road	Troy, MI	—	124,296	1,122,802	54,070	124,300	1,176,868	1,301,168	275,534	1983	40 yrs.
1290 Maplelawn Road	Troy, MI	—	85,321	771,621	223,628	85,325	995,245	1,080,570	231,123	1984	40 yrs.
1070 Maplelawn Road	Troy, MI	—	68,560	620,595	106,856	68,563	727,447	796,011	189,305	1982	40 yrs.
950 Maplelawn Road	Troy, MI	—	252,429	2,265,259	181,631	252,433	2,446,886	2,699,319	596,700	1982	40 yrs.
894 Maplelawn Road	Troy, MI	—	181,749	1,632,243	763,375	181,753	2,395,615	2,577,367	698,188	1986	40 yrs.
1311-1331 Maplelawn Road	Troy, MI	—	125,407	1,132,810	204,037	125,410	1,336,843	1,462,254	421,557	1986	40 yrs.
2354 Bellingham Street	Troy, MI	—	87,340	789,817	19,928	87,344	809,741	897,085	191,097	1990	40 yrs.
2360 Bellingham Street	Troy, MI	—	87,340	789,817	58,250	87,344	848,063	935,407	194,192	1985	40 yrs.
1600-1630 East Big Beaver Road	Troy, MI	—	1,454,406	2,952,884	53,694	1,458,737	3,002,247	4,460,984	537,518	1982	40 yrs.
2600 Bellingham Drive	Troy, MI	—	1,796,869	—	4,095,318	1,938,746	3,953,441	5,892,187	1,107,377	2002	40 yrs.
2710 Bellingham Drive	Troy, MI	—	1,796,869	—	4,721,835	1,938,746	4,579,958	6,518,704	1,253,476	2002	40 yrs.
3432 Holland Road	Virginia Beach, VA	—	173,527	790,515	2,462	173,527	792,977	966,504	234,111	1989	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,100,609	953,590	7,243,352	8,196,941	1,822,981	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,126,390	1,116,693	7,896,870	9,013,562	2,005,654	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,129,993	965,177	7,858,710	8,823,888	2,052,497	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	553,685	891,753	4,161,575	5,053,327	1,028,787	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	243,169	371,694	2,351,266	2,722,960	559,043	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	1,917,901	700,564	11,510,169	12,210,734	3,008,461	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	1,587,598	473,689	2,663,045	603,352	474,746	3,265,341	3,740,086	285,752	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	3,230,511	(519,943)	464,246	2,710,568	3,174,814	533,083	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	1,061,808	5,539,281	17,238,360	22,777,641	2,848,284	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555	—	31,280,987	11,636,499	27,932,043	39,568,542	4,177,639	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667	—	8,829,577	5,223,660	9,821,584	15,045,244	2,393,281	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	*	500,565	1,591,678	630,627	505,972	2,216,897	2,722,870	48,651	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	*	660,068	4,640,578	44,656	663,766	4,681,537	5,345,302	181,960	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	27,202	350,008	2,082,824	2,432,831	80,727	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	453,832	845,846	7,262,857	8,108,703	1,742,042	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	842,826	664,899	6,195,236	6,860,135	1,575,945	1988	40 yrs.
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	1,429,527	1,735,012	6,594,515	8,329,527	2,301,424	1988	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	5,761,846	1,408,957	10,026,381	11,435,338	346,459	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,687,985	887,234	4,800,752	5,687,985	284,122	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	10,337,053	1,385,739	10,231,149	11,616,887	1,940,761	2002	40 yrs.

Subtotal Operating Real Estate		$92,401,473	$618,631,316	$1,812,183,416	$2,061,697,505	$678,074,971	$3,814,437,267	$4,492,512,238	$806,308,940

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
DEVELOPMENT PROPERTIES
8400 Industrial Boulevard	Allentown, PA	$—	$6,883,389	$—	$25,444,359	$—	$32,327,747	$32,327,747	$—	2005	N/A
3500 High Point Boulevard	Bethlehem, PA	—	289,529	—	2,143,128	—	2,432,657	2,432,657	—	2006	N/A
3450 High Point Boulevard	Bethlehem, PA	—	303,197	—	1,897,360	—	2,200,557	2,200,557	—	2006	N/A
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	1,409,514	—	3,522,737	3,522,737	—	2001	N/A
8201 Industrial Boulevard	Breinigsville, PA	—	2,138,635	—	887,619	—	3,026,254	3,026,254	—	2006	N/A
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	3,117,313	—	6,983,161	6,983,161	—	2006	N/A
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	1,416,645	—	5,917,287	5,917,287	—	2006	N/A
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	4,722,406	—	6,619,450	6,619,450	—	2006	N/A
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	18,251,084	—	40,863,521	40,863,521	—	2006	N/A
7 Independence Pointe	Greenville, SC	—	932,484	—	4,353,296	—	5,285,780	5,285,780	—	2006	N/A
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,151,403	—	3,969,517	3,969,517	—	2006	N/A
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	2,740,234	—	4,288,045	4,288,045	—	2006	N/A
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	5,221,412	—	6,871,836	6,871,836	—	2006	N/A
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	24,665,626	—	32,409,426	32,409,426	—	2005	N/A
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,688,012	—	5,782,285	5,782,285	—	2005	N/A
4475 Premier Drive	High Point, NC	—	748,693	—	3,600,826	—	4,349,519	4,349,519	—	2006	N/A
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	9,130,339	—	11,762,035	11,762,035	—	2006	N/A
1646 Rankin Road	Houston, TX	—	329,961	—	4,049,825	—	4,379,785	4,379,785	—	2005	N/A
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	3,786,447	—	7,517,017	7,517,017	—	2006	N/A
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	2,132,401	—	3,036,102	3,036,102	—	2006	N/A
851 Gills Drive	Orlando, FL	—	267,313	—	305,523	—	572,836	572,836	—	2006	N/A
950 Gills Drive	Orlando, FL	—	356,418	—	269,750	—	626,167	626,167	—	2006	N/A
1000 Gills Drive	Orlando, FL	—	333,873	—	269,171	—	603,044	603,044	—	2006	N/A
17th & JFK Tower	Philadelphia, PA	—	22,430,038	—	236,315,665	—	258,745,703	258,745,703	—	2005	N/A
3900 Westerre Parkway	Richmond, VA	—	392,184	—	10,177,825	—	10,570,009	10,570,009	—	2005	N/A
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	8,512,026	—	10,996,476	10,996,476	—	2006	N/A
Bridgeway III Land	Suffolk, VA	—	904,052	—	6,717,091	—	7,621,143	7,621,143	—	2006	N/A
910-926 Chad Lane	Tampa, FL	—	201,771	—	1,986,093	—	2,187,864	2,187,864	—	2006	N/A
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	3,211,780	—	3,615,322	3,615,322	—	2006	N/A
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	8,445,567	—	9,524,241	9,524,241	—	2005	N/A
42 Kings Hill Avenue	West Malling, UK	—	—	—	19,876,271	—	19,876,271	19,876,271	—	2005	N/A
1 Kings Hill Aveune	West Malling, UK	—	—	—	5,746,898	—	5,746,898	5,746,898	—	2006	N/A
777 Township Line Road	Yardley, PA	—	3,436,013	—	10,636,157	—	14,072,170	14,072,170	—	2005	N/A

Subtotal Development in Progress		$—	$98,023,798	$—	$440,279,067	$—	$538,302,864	$538,302,864	$—

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

					Costs
					Capitalized					date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2006	12/31/06	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	$—	$12,046,811	$—	$91,099	$12,137,910	$—	$12,137,910	$—	2005	N/A
LVCC Phase 2 Land	Bethlehem, PA	—	3,148,780	—	1,117,583	4,266,363	—	4,266,363	—	1998	N/A
Lehigh Valley Corporate Center Land	Bethlehem, PA	—	265,842	—	—	265,842	—	265,842	—	1987	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	3,649,792	—	1,103,719	4,753,511	—	4,753,511	—	1998	N/A
95 Kriner Road	Chambersburg, PA	—	8,662,788	—	7,761,134	16,423,922	—	16,423,922	—	2006	N/A
Battlefield Corp Ctr, Parcel 14	Chesapeake, VA	—	1,532,779	—	6,634	1,539,413	—	1,539,413	—	2006	N/A
Rivers’ Bend Land	Chesterfield, VA	—	1,695,415	—	3,060,359	4,755,773	—	4,755,773	—	1995	N/A
501 Hewlett Packard Way	Chesterfield, VA	—	165,042	—	484,965	650,007	—	650,007	—	1996	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	828,289	—	—	828,289	—	828,289	—	2006	N/A
Southchase Business Park Land	Greenville, SC	—	1,369,712	—	688,157	2,057,869	—	2,057,869	—	1998	N/A
Hunters Green Land	Hagerstown, MD	—	8,942,141	—	246,486	9,188,627	—	9,188,627	—	2006	N/A
Lakefront Plaza II Land	Hampton, VA	157,601	132,785	—	92,936	225,721	—	225,721	—	2001	N/A
Patapsco Valley Business Center	Hanover, MD	—	2,402,322	—	1,118,795	3,521,117	—	3,521,117	—	2004	N/A
Mendenhall Land	High Point, NC	—	1,910,135	—	5,028,104	6,938,239	—	6,938,239	—	1995	N/A
Piedmond Centre Land	High Point, NC	—	866,380	—	526,614	1,392,994	—	1,392,994	—	2006	N/A
Horsham Business Center Land	Horsham, PA	—	80,800	—	455	81,255	—	81,255	—	2005	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,047,683	—	19,263	3,066,946	—	3,066,946	—	2005	N/A
Central Green Land	Houston, TX	—	481,229	—	10,440	491,669	—	491,669	—	2001	N/A
Fallbrrok Drive Land	Houston, TX	—	1,990,270	—	15,915	2,006,186	—	2,006,186	—	2006	N/A
Windfern Drive Land	Houston, TX	—	1,222,065	—	4,317	1,226,382	—	1,226,382	—	2006	N/A
Noxell Land	Hunt Valley, MD	—	2,166,068	—	830,242	2,996,310	—	2,996,310	—	2001	N/A
Liberty Business Park Land	Jacksonville, FL	—	448,097	—	90,019	538,116	—	538,116	—	1995	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	468,643	—	356,309	824,952	—	824,952	—	1995	N/A
Belfort Road	Jacksonville, FL	—	468,643	—	109,850	578,493	—	578,493	—	1998	N/A
Butler Plaza Land	Jacksonville, FL	—	1,303,792	—	1,706,463	3,010,255	—	3,010,255	—	1998	N/A
Salisbury Road Land	Jacksonville, FL	—	880,828	—	699,651	1,580,479	—	1,580,479	—	2000	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,306,191	—	1,102,674	3,408,865	—	3,408,865	—	2005	N/A
Kent County, UK	Kent County, UK	—	—	—	7,698,943	7,698,943	—	7,698,943	—	2006	N/A
Boulders Business Center Land	Lehigh, PA	—	15,243,107	—	2,660,386	17,903,493	—	17,903,493	—	2004	N/A
Mill Run Land	Lehigh, PA	—	2,882,221	—	49,691	2,931,911	—	2,931,911	—	2005	N/A
Commodore Business Park	Logan, NJ	—	1,458,019	—	—	1,458,019	—	1,458,019	—	1995	N/A
Quarry Ridge Land	Malvern, PA	—	8,398,708	—	1,894,356	10,293,063	—	10,293,063	—	2001	N/A
Park Place South Land	Milwaukee, WI	—	2,362,904	—	1,384,531	3,747,435	—	3,747,435	—	1999	N/A
Monarch Towne Center Land	Mirarar, FL	—	12,327,714	—	—	12,327,714	—	12,327,714	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	1,594,760	—	97,911	1,692,671	—	1,692,671	—	2006	N/A
Maitland Summit Park Land	Orlando, FL	—	4,388,905	—	33,427	4,422,332	—	4,422,332	—	2005	N/A
Beachline Industrial Park Land	Orlando, FL	—	1,103,606	—	215,454	1,319,061	—	1,319,061	—	2006	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,700,222	—	2,941,184	7,641,406	—	7,641,406	—	2000	N/A
4775 League Island Boulevard	Philadelphia, PA	—	396,833	—	900,027	1,296,860	—	1,296,860	—	2006	N/A
Eastport VII	Richmond, VA	—	787,091	—	844,001	1,631,092	—	1,631,092	—	1997	N/A
Eastport VIII	Richmond, VA	—	379,836	—	6,187	386,023	—	386,023	—	1997	N/A
Eastport IX	Richmond, VA	—	209,856	—	5,096	214,952	—	214,952	—	1997	N/A
Westerre Land	Richmond, VA	—	738,090	—	902,239	1,640,329	—	1,640,329	—	2003	N/A
Romulus Land	Romulus, MI	—	788,338	—	733,216	1,521,554	—	1,521,554	—	1998	N/A
Woodlands Center Land	Sandston, VA	—	928,555	—	290,438	1,218,993	—	1,218,993	—	1996	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	7,247,107	—	1,130,879	8,377,985	—	8,377,985	—	2005	N/A
Bridgeway II Land	Suffolk, VA	—	678,039	—	1,703,485	2,381,525	—	2,381,525	—	2005	N/A
Suffolk Land	Suffolk, VA	—	2,713,494	—	79,375	2,792,869	—	2,792,869	—	2006	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	175,886	—	22,320	198,205	—	198,205	—	2000	N/A
Tampa Triangle Land	Tampa, FL	—	10,448,263	—	28,881	10,477,143	—	10,477,143	—	2006	N/A
4631 Woodland Corporate Blvd Land	Tampa, FL	—	1,752,917	—	152,856	1,905,773	—	1,905,773	—	2006	N/A
Big Beaver Airport Land	Troy, MI	—	3,176,411	—	(2,079,253)	1,097,158	—	1,097,158	—	1999	N/A

Subtotal Land Held for Development		$157,601	$147,364,204	$—	$47,967,813	$195,332,017	$—	$195,332,017	$—

Total All Properties		$92,559,074	$864,019,318	$1,812,183,416	$2,549,944,384	$873,406,988	$4,352,740,132	$5,226,147,119	$806,308,940

*	Denotes property is collateralized under mortgages with American General, USG Annuity and Life, Metropolitan Life and LaSalle Bank totaling $93.4 million. This amount is not included in the total above.

SCHEDULE III
LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2006	2005	2004
REAL ESTATE:
Balance at beginning of year	$4,767,968	$4,417,084	$4,055,515
Additions	826,213	656,317	409,720
Disposition of property	(368,034)	(305,433)	(48,151)

Balance at end of year	$5,226,147	$4,767,968	$4,417,084

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$732,439	$678,326	$572,327
Depreciation expense	124,853	123,278	114,199
Disposition of property	(50,983)	(69,165)	(8,200)

Balance at end of year	$806,309	$732,439	$678,326

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Reports on Internal Control Over Financial Reporting, which appear on pages 33 and 72, are incorporated by reference herein.
Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 34, 35, 73, and 74, are incorporated by reference herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED SHAREHOLDER MATTERS
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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
1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Trust
Reports of Independent Registered Public Accounting Firm — Liberty Property Trust
Financial Statements — Liberty Property Trust
Balance Sheets:
Liberty Property Trust Consolidated as of December 31, 2006 and 2005
Statements of Operations:
Liberty Property Trust Consolidated for the years ended December 31, 2006, 2005, and 2004
Statements of Shareholders’ Equity:
Liberty Property Trust Consolidated for the years ended December 31, 2006, 2005, and 2004
Statements of Cash Flows:
Liberty Property Trust Consolidated for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements — Liberty Property Trust
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Limited Partnership
Reports of Independent Registered Public Accounting Firm — Liberty Property Limited Partnership
Financial Statements — Liberty Property Limited Partnership
Balance Sheets:
Liberty Property Limited Partnership Consolidated as of December 31, 2006 and 2005
Statements of Operations:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2006, 2005, and 2004
Statements of Owners’ Equity:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2006, 2005, and 2004
Statements of Cash Flows:
Liberty Property Limited Partnership Consolidated for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements — Liberty Property Limited Partnership
2. FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2006 for Liberty Property Trust
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2006 for Liberty Property Limited Partnership
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.	Description
3.1.1	Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on June 25, 1997 (the “June 1997 Form 8-K”)).

3.1.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Establishing and Fixing the Rights and Preferences of a Series of Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on August 8, 1997 (the “August 1997 Form 8-A”)).

3.1.3	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust. (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.4	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

3.1.5	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.125% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”)).

3.1.6	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”)).

3.1.7	Articles of Amendment to Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.1 with Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”)).

3.1.8	Restatement of Amended Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004. (Incorporated by reference to Exhibit 3.2 to the Second Quarter 2004 Form 10-Q).

3.1.9	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on September 2, 2004 (the “September 2, 2004 Form 8-K”))

3.1.10	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 17, 2005 (the “June 17, 2005 Form 8-K”)).

3.1.11	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on June 30, 2005 (the “June 30, 2005 Form 8-K”)).

Exhibit No.	Description
3.1.12	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

3.1.13	Articles Supplementary to the amended and Restated Declaration of Trust of the Trust relating to the 6.70% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on December 18, 2006 (the “December 18, 2006 Form 8-K”)).

3.1.14	Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.15	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.16	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.17	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.18	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.19	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the June 17, 2005 8-K).

3.1.20	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the June 30, 2005 8-K).

3.1.21	Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 24, 2005.)

3.1.22	Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on December 23, 2005.)

3.1.23	Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the December 18, 2006 Form 8-K).

3.1.24*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

Exhibit No.	Description
3.1.25	Liberty Property Trust First Amended and Restated By-Laws of the Trust, as Amended on April 5, 2006 (Incorporated by reference to Exhibit 3.1 filed with the Commission on April 10, 2006) to the Registrants’ Current Report on Form 8-K.

4.1	Rights Agreement, dated as of December 17, 1997, by and between the Trust and the Rights Agent (Incorporated by reference to Exhibit 1 filed with the Trust’s Registration Statement on Form 8-A filed with the Commission on December 23, 1997).

4.1.1	Amendment, dated April 27, 2006, to the First Amended and Restated Rights Agreement, dated as of September 14, 2004 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 1, 2006).

4.2	Indenture (the “First Indenture”), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago (“First Chicago”), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.3	First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.4	Senior Indenture (the “Second Indenture”), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.5	First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.6	Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “First Quarter 1998 Form 10-Q”)).

4.7	Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

4.8	Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership. (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.9	Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership. (Incorporated by reference to Exhibit 4.10 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit No.	Description
4.10	Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.11	Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 5.65% Senior Notes due 2012 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “Third Quarter 2004 Form 10-Q”)).

4.12	Eighth Supplemental Indenture, dated as of March 1, 2005, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association (as successor to the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.125% Senior Notes due 2015 of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 4.2 filed with the Registrants’ Current Report on Form 8-K/A filed with the Commission on March 1, 2005 (the “March 2005 Form 8-K”)).

4.13*	Ninth Supplemental Indenture, dated as of December 18, 2006, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.50% Senior Notes due 2016 of Liberty Property Limited Partnership.

4.14	Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

4.15	Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

4.16	Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002. (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

4.17	Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 18, 2006 (Incorporated by reference to the Registrants Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 18, 2006, filed with the Securities and Exchange Commission on April 18, 2006).

10.2	Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

Exhibit No.	Description
10.3	Amended and Restated Limited Partnership Agreements of Pre-existing Pennsylvania Partnerships (Incorporated by reference to Exhibit 10.6 filed with the Form S-11).

10.4	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.5	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.7	Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 3, 1995).

10.8	Amended and Restated Credit Agreement, dated as of December 22, 2005, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, with Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, SunTrust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the lenders a party thereto. (Incorporated by reference to Exhibit 10.8 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006.

10.9	Liberty Property Trust — Amended Management Severance Plan. (Incorporated by reference to Exhibit 10.9 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	Liberty Property Trust — Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	Description of Compensation of Non-Employee Trustees. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 23, 2005.)

10.12	Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

10.13	Form of Option Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the February 24, 2005 8-K).

10.14	Certain Elements of the Liberty Property Trust Executive Compensation Program. (Incorporated by reference to Exhibit 10.1 to the filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.15	Amended and Restated Limited Partnership of Liberty/Commerz 1701 JFK Boulevard Limited Partnership, dated as of April 11, 2006, by and among Liberty Property Philadelphia Corporation IV East, as general partner, and the Operating Partnership and 1701 JFK Boulevard Philadelphia, L.P. as limited partners. (Incorporated by reference to Exhibit 10.3 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Second Quarter 2006 Form 10-Q)).

Exhibit No.	Description
10.16	NOI Support Agreement, dated as of April 11, 2006, by Liberty Property Limited Partnership in favor of Liberty/Commerz 1701 JFK Boulevard, L.P. and 1701 JFK Boulevard Philadelphia, L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrants’ Second Quarter 2006 Form 10-Q).

10.17	Completion and Payment Agreement and Guaranty, dated as of April 11, 2006, by the Operating Partnership for the benefit of 1701 JFK Boulevard Philadelphia, L.P. and Liberty/Commerz 1701 JFK Boulevard L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrants’ Second Quarter 2006 Form 10-Q).

12*	Statement re: Computation of Ratios.

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to the Trust.

23.2*	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Exhibit No.	Description
32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST

Date: February 28, 2007	By:	/s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer	February 28, 2007

William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee	February 28, 2007

M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee	February 28, 2007

Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee	February 28, 2007

J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee	February 28, 2007

David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee	February 28, 2007

John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee	February 28, 2007

Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee	February 28, 2007

Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee	February 28, 2007

Daniel P. Garton

/s/ JOSE A. MEJIA	Trustee	February 28, 2007

Jose A. Mejia

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust General Partner

Date: February 28, 2007	By:	/s/ WILLIAM P. HANKOWSKY

WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY	Chairman of the Board of Trustees, President and Chief Executive Officer (Trustee of the General Partner)	February 28, 2007

William P. Hankowsky

/s/ GEORGE J. ALBURGER, JR.	Executive Vice President and Chief Financial Officer (Trustee of the General Partner)	February 28, 2007

George J. Alburger, Jr.

/s/ M. LEANNE LACHMAN	Trustee of the General Partner	February 28, 2007

M. Leanne Lachman

/s/ FREDERICK F. BUCHHOLZ	Trustee of the General Partner	February 28, 2007

Frederick F. Buchholz

/s/ J. ANTHONY HAYDEN	Trustee of the General Partner	February 28, 2007

J. Anthony Hayden

/s/ DAVID L. LINGERFELT	Trustee of the General Partner	February 28, 2007

David L. Lingerfelt

/s/ JOHN A. MILLER, CLU	Trustee of the General Partner	February 28, 2007

John A. Miller, CLU

/s/ STEPHEN B. SIEGEL	Trustee of the General Partner	February 28, 2007

Stephen B. Siegel

/s/ THOMAS C. DELOACH, JR.	Trustee of the General Partner	February 28, 2007

Thomas C. DeLoach, Jr.

/s/ DANIEL P. GARTON	Trustee of the General Partner	February 28, 2007

Daniel P. Garton

/s/ JOSE A. MEJIA	Trustee of the General Partner	February 28, 2007

Jose A. Mejia

EXHIBIT INDEX

Exhibit No.	Description
3.1.24	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

4.13	Ninth Supplemental Indenture, dated as of December 18, 2006 between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.50% Senior Notes due 2016 of Liberty Property Limited Partnership.

12	Statement re: Computation of Ratios.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Exhibit No.	Description
32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.