Form 10-Q
period 2007-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2007-05-07
CIK 921112, 921113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 2, 2007, 91,959,391 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2007

Index	Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated balance sheets of Liberty Property Trust at March 31, 2007 and December 31, 2006	3

Condensed consolidated statements of operations of Liberty Property Trust for the three months ended March 31, 2007 and March 31, 2006	4

Condensed consolidated statements of cash flows of Liberty Property Trust for the three months ended March 31, 2007 and March 31, 2006	5

Notes to condensed consolidated financial statements of Liberty Property Trust	6

Condensed consolidated balance sheets of Liberty Property Limited Partnership at March 31, 2007 and December 31, 2006	11

Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended March 31, 2007 and March 31, 2006	12

Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the three months ended March 31, 2007 and March 31, 2006	13

Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

Signatures for Liberty Property Trust	30

Signatures for Liberty Property Limited Partnership	31

Exhibit Index	32
Statement Re: Computation of Ratio of Earnings to Fixed Charges
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer, in its capacity as the general partner
Certification of the Chief Financial Officer, in its capacity as the general partner
Certification of the Chief Executive Officer required under Rule 13a-14(b)
Certification of the Chief Financial Officer required under Rule 13a-14(b)
Certification of the Chief Executive Officer, in its capacity as the general partner, required by Rule 13a-14(b)
Certification of the Chief Financial Officer, in its capacity as the general partner, required by Rule 13a-14(b)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$706,318	$677,081
Building and improvements	3,872,496	3,803,148
Less accumulated depreciation	(824,213)	(804,025)

Operating real estate	3,754,601	3,676,204

Development in progress	650,879	538,303
Land held for development	241,169	195,332

Net real estate	4,646,649	4,409,839

Cash and cash equivalents	37,859	53,737
Restricted cash	30,233	55,671
Accounts receivable	26,412	23,809
Deferred rent receivable	73,027	71,894
Deferred financing and leasing costs, net of accumulated amortization (2007, $105,438; 2006, $100,406)	134,817	129,375
Investments in unconsolidated joint ventures	48,146	47,196
Assets held for sale	10,291	51,084
Prepaid expenses and other assets	64,792	68,306

Total assets	$5,072,226	$4,910,911

LIABILITIES
Mortgage loans	$183,867	$185,978
Unsecured notes	1,955,000	1,955,000
Credit facility	397,960	246,960
Accounts payable	44,470	40,633
Accrued interest	28,945	36,297
Dividend and distributions payable	59,414	58,961
Other liabilities	223,995	217,751

Total liabilities	2,893,651	2,741,580

Minority interest	297,321	297,727

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 187,987,000 shares authorized, 91,698,386 (includes 59,100 in treasury) and 90,972,979 (includes 59,100 in treasury) shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	92	91
Additional paid-in capital	1,932,737	1,906,403
Accumulated other comprehensive income	20,757	20,323
Distributions in excess of net income	(71,005)	(53,886)
Common shares in treasury, at cost, 59,100 shares as of March 31, 2007 and December 31, 2006	(1,327)	(1,327)

Total shareholders’ equity	1,881,254	1,871,604

Total liabilities and shareholders’ equity	$5,072,226	$4,910,911

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
OPERATING REVENUE
Rental	$121,374	$110,859
Operating expense reimbursement	54,513	47,588

Total operating revenue	175,887	158,447

OPERATING EXPENSE
Rental property	39,375	33,794
Real estate taxes	17,359	16,547
General and administrative	13,339	9,978
Depreciation and amortization	38,277	34,055

Total operating expenses	108,350	94,374

Operating income	67,537	64,073

OTHER INCOME (EXPENSE)
Interest and other income	2,949	1,823
Interest expense	(28,156)	(29,413)

Total other income (expense)	(25,207)	(27,590)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	42,330	36,483

Gain on property dispositions	152	45
Income taxes	(301)	(375)
Minority interest	(5,596)	(4,656)
Equity in earnings of unconsolidated joint ventures	729	175

Income from continuing operations	37,314	31,672

Discontinued operations, net of minority interest (including net gain on property dispositions of $2,801 and $59,530 for the three months ended March 31, 2007 and 2006, respectively)	2,384	58,755

Net income	$39,698	$90,427

Earnings per common share
Basic:
Income from continuing operations	$0.41	$0.36
Income from discontinued operations	0.03	0.66

Income per common share – basic	$0.44	$1.02

Diluted:
Income from continuing operations	$0.40	$0.36
Income from discontinued operations	0.03	0.65

Income per common share – diluted	$0.43	$1.01

Distributions per common share	$0.62	$0.615

Weighted average number of common shares outstanding
Basic	91,036	88,326
Diluted	92,018	89,876
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net income	$39,698	$90,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,167	37,384
Amortization of deferred financing costs	993	1,083
Equity in earnings of unconsolidated joint ventures	(729)	(175)
Distributions from unconsolidated joint ventures	405	366
Minority interest in net income	5,705	6,983
Gain on property dispositions	(2,953)	(59,575)
Noncash compensation	3,881	2,311
Changes in operating assets and liabilities:
Restricted cash	25,703	10,125
Accounts receivable	(2,542)	(13,295)
Deferred rent receivable	(2,304)	2,674
Prepaid expenses and other assets	2,550	(15,627)
Accounts payable	3,802	2,787
Accrued interest	(7,352)	(8,126)
Other liabilities	5,877	(14,281)

Net cash provided by operating activities	110,901	43,061

INVESTING ACTIVITIES
Investment in properties	(125,343)	(47,753)
Investments in unconsolidated joint ventures	(185)	(673)
Net proceeds from disposition of properties/land	82,776	148,531
Investment in development in progress	(114,812)	(68,772)
Investment in land held for development	(66,963)	(11,198)
Increase in deferred leasing costs	(11,301)	(5,244)

Net cash (used in) provided by investing activities	(235,828)	14,891

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	22,953	14,855
Net proceeds from the issuance of preferred units	(4)	—
Repayments of mortgage loans	(2,111)	(21,034)
Proceeds from credit facility	330,950	86,050
Repayments on credit facility	(179,950)	(96,500)
Increase in deferred financing costs	(36)	(213)
Distributions paid on common shares	(56,364)	(54,326)
Distributions paid on units	(6,606)	(5,797)

Net cash provided by (used in) provided by financing activities	108,832	(76,965)

Decrease in cash and cash equivalents	(16,095)	(19,013)
Increase in cash and cash equivalents related to foreign currency translation	217	517
Cash and cash equivalents at beginning of period	53,737	61,629

Cash and cash equivalents at end of period	$37,859	$43,133

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$24,443	$17,432
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at March 31, 2007. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located within the United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$37,314	91,036	$0.41	$31,672	88,326	$0.36

Dilutive shares for long-term compensation plans	—	982		—	1,550

Diluted income from continuing operations
Income from continuing operations and assumed conversions	37,314	92,018	$0.40	31,672	89,876	$0.36

Basic income from discontinued operations
Discontinued operations net of minority interest	2,384	91,036	$0.03	58,755	88,326	$0.66

Dilutive shares for long-term compensation plans	—	982		—	1,550

Diluted income from discontinued operations
Discontinued operations net of minority interest	2,384	92,018	$0.03	58,755	89,876	$0.65

Basic income per common share
Net income	39,698	91,036	$0.44	90,427	88,326	$1.02

Dilutive shares for long-term compensation plans	—	982		—	1,550

Diluted income per common share
Net income and assumed conversions	$39,698	92,018	$0.43	$90,427	89,876	$1.01

Share Based Compensation
At March 31, 2007, the Company had a share-based employee compensation plan (the “Plan”). The Plan provides that grants may be made in various forms including options and restricted shares. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
The Company has authorized the grant of options under the Plan to executive officers, other key employees, non-employee trustees and consultants. All options granted have 10-year terms and most options vest over a 3-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Restricted share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a 5-year period beginning with the first anniversary of the grant.
During the three months ended March 31, 2007 and 2006, the Company recognized $1.7 million and $1.3 million of stock-based compensation expense, respectively.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of translation adjustments described. Other comprehensive income was $0.4 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in other comprehensive income.
Note 2: Segment Information
The Company operates its portfolio of properties within the United States and the United Kingdom as fully detailed below. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
Arizona	Phoenix
United Kingdom	County of Kent
The Company began to report the results of the Arizona segment during the three months ended March 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information”, consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the changes described above including reclassification of all comparative prior period segment information.
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

For the Three Months Ended March 31, 2007
	Delaware Valley		Midwest
	Southeastern		Lehigh					United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,777	$13,913	$21,077	$27,812	$32,413	$34,535	$1,015	$1,345	$175,887
Rental property expenses and real estate taxes	15,003	4,342	4,884	10,515	10,215	10,578	177	1,020	56,734

Property level operating income	$28,774	$9,571	$16,193	$17,297	$22,198	$23,957	$838	$325	119,153

Interest and other income									2,949
Interest expense									(28,156)
General and administrative									(13,339)
Depreciation and amortization									(38,277)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									42,330
Gain on property dispositions									152
Income taxes									(301)
Minority interest									(5,596)
Equity in earnings of unconsolidated joint ventures									729
Discontinued operations, net of minority interest									2,384

Net income									$39,698

For the Three Months Ended March 31, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh					United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$41,645	$12,895	$21,801	$28,210	$27,961	$25,070	$—	$865	$158,447
Rental property expenses and real estate taxes	13,500	3,857	5,227	10,269	8,694	8,043	—	751	50,341

Property level operating income	$28,145	$9,038	$16,574	$17,941	$19,267	$17,027	$—	$114	108,106

Interest and other income									1,823
Interest expense									(29,413)
General and administrative									(9,978)
Depreciation and amortization									(34,055)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									36,483
Gain on property dispositions									45
Income taxes									(375)
Minority interest									(4,656)
Equity in earnings of unconsolidated joint ventures									175
Discontinued operations, net of minority interest									58,755

Net income									$90,427

Note 3: SFAS No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties were $84.2 million and $156.5 million for the three months ended March 31, 2007 and 2006, respectively.
Below is a summary of the results of operations of the properties disposed of and held for sale through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues	$1,288	$12,183
Operating expenses	(567)	(4,505)
Interest expense	(771)	(3,002)
Depreciation and amortization	(258)	(3,124)

(Loss) income before property dispositions and minority interest	$(308)	$1,552

The held for sale properties consist of two properties totaling 302,000 square feet in the Company’s Mid-Atlantic segment. The properties held for sale as of March 31, 2007 were sold in May 2007.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.
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
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based upon the updated leasing schedule, Liberty may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet, and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million. The Company retained a 25% ownership interest in the joint venture, and will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.
During the year ended December 31, 2006, the joint venture began construction on two buildings. Under the terms of the joint venture arrangement, the Company is obligated to complete development of the buildings, the estimated cost of which is approximately $39 million.

Note 5: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurements attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at March 31, 2007 and December 31, 2006 respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or United Kingdom examinations by tax authorities for years before 2002.
Note 6: Commitments and Contingencies
The Company has entered into a contract to purchase 566,000 square feet and 19 acres of land for an investment of $131.6 million. The properties are located in the Arizona region. As part of this transaction the Company will assume a mortgage of $51 million. As of March 31, 2007, the Company has paid a deposit of approximately $1.5 million. This deposit is included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheet.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$706,318	$677,081
Building and improvements	3,872,496	3,803,148
Less accumulated depreciation	(824,213)	(804,025)

Operating real estate	3,754,601	3,676,204

Development in progress	650,879	538,303
Land held for development	241,169	195,332

Net real estate	4,646,649	4,409,839

Cash and cash equivalents	37,859	53,737
Restricted cash	30,233	55,671
Accounts receivable	26,412	23,809
Deferred rent receivable	73,027	71,894
Deferred financing and leasing costs, net of accumulated amortization (2007, $105,438; 2006, $100,406)	134,817	129,375
Investments in unconsolidated joint ventures	48,146	47,196
Assets held for sale	10,291	51,084
Prepaid expenses and other assets	64,792	68,306

Total assets	$5,072,226	$4,910,911

LIABILITIES
Mortgage loans	$183,867	$185,978
Unsecured notes	1,955,000	1,955,000
Credit facility	397,960	246,960
Accounts payable	44,470	40,633
Accrued interest	28,945	36,297
Dividend and distributions payable	59,414	58,961
Other liabilities	223,995	217,751

Total liabilities	2,893,651	2,741,580

Minority interest	422	419

OWNERS’ EQUITY
General partner’s equity – common units	1,881,254	1,871,604
Limited partners’ equity – preferred units	210,955	210,960
– common units	85,944	86,348

Total owners’ equity	2,178,153	2,168,912

Total liabilities and owners’ equity	$5,072,226	$4,910,911

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
OPERATING REVENUE
Rental	$121,374	$110,859
Operating expense reimbursement	54,513	47,588

Total operating revenue	175,887	158,447

OPERATING EXPENSE
Rental property	39,375	33,794
Real estate taxes	17,359	16,547
General and administrative	13,339	9,978
Depreciation and amortization	38,277	34,055

Total operating expenses	108,350	94,374

Operating income	67,537	64,073

OTHER INCOME (EXPENSE)
Interest and other income	2,949	1,823
Interest expense	(28,156)	(29,413)

Total other income (expense)	(25,207)	(27,590)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	42,330	36,483

Gain on property dispositions	152	45
Income taxes	(301)	(375)
Minority interest	(36)	—
Equity in earnings of unconsolidated joint ventures	729	175

Income from continuing operations	42,874	36,328

Discontinued operations (including net gain on property dispositions of $2,801 and $59,530 for the three months ended March 31, 2007 and 2006, respectively)	2,493	61,082

Net income	45,367	97,410

Preferred unit distributions	(3,854)	(3,401)

Income available to common unitholders	$41,513	$94,009

Earnings per common unit
Basic:
Income from continuing operations	$0.41	$0.36
Income from discontinued operations	0.03	0.66

Income per common unit – basic	$0.44	$1.02

Diluted:
Income from continuing operations	$0.40	$0.36
Income from discontinued operations	0.03	0.65

Income per common unit – diluted	$0.43	$1.01

Distributions per common unit	$0.62	$0.615

Weighted average number of common units outstanding
Basic	95,226	91,844
Diluted	96,208	93,394
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net income	$45,367	$97,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,167	37,384
Amortization of deferred financing costs	993	1,083
Equity in earnings of unconsolidated joint ventures	(729)	(175)
Distributions from unconsolidated joint ventures	405	366
Minority interest in net income	36	—
Gain on property dispositions	(2,953)	(59,575)
Noncash compensation	3,881	2,311
Changes in operating assets and liabilities:
Restricted cash	25,703	10,125
Accounts receivable	(2,542)	(13,295)
Deferred rent receivable	(2,304)	2,674
Prepaid expenses and other assets	2,550	(15,627)
Accounts payable	3,802	2,787
Accrued interest	(7,352)	(8,126)
Other liabilities	5,877	(14,281)

Net cash provided by operating activities	110,901	43,061

INVESTING ACTIVITIES
Investment in properties	(125,343)	(47,753)
Investment in unconsolidated joint ventures	(185)	(673)
Net proceeds from disposition of properties/land	82,776	148,531
Investment in development in progress	(114,812)	(68,772)
Investment in land held for development	(66,963)	(11,198)
Increase in deferred leasing costs	(11,301)	(5,244)

Net cash (used in) provided by investing activities	(235,828)	14,891

FINANCING ACTIVITIES
Repayments of mortgage loans	(2,111)	(21,034)
Proceeds from credit facility	330,950	86,050
Repayments on credit facility	(179,950)	(96,500)
Increase in deferred financing costs	(36)	(213)
Capital contributions	22,949	14,855
Distributions to partners	(62,970)	(60,123)

Net cash provided by (used in) financing activities	108,832	(76,965)

Decrease in cash and cash equivalents	(16,095)	(19,013)
Increase in cash and cash equivalents related to foreign currency translation	217	517
Cash and cash equivalents at beginning of period	53,737	61,629

Cash and cash equivalents at end of period	$37,859	$43,133

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$24,443	$17,432
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust, (the “Trust”), is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership, (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at March 31, 2007. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located within the United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$42,874			$36,328
Less: Preferred unit distributions	(3,854)			(3,401)

Basic income from continuing operations

Income from continuing operations available to common unitholders	39,020	95,226	$0.41	32,927	91,844	$0.36

Dilutive units for long-term compensation plans	—	982		—	1,550

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	39,020	96,208	$0.40	32,927	93,394	$0.36

Basic income from discontinued operations
Discontinued operations	2,493	95,226	$0.03	61,082	91,844	$0.66

Dilutive units for long-term compensation plans	—	982		—	1,550

Diluted income from discontinued operations
Discontinued operations	2,493	96,208	$0.03	61,082	93,394	$0.65

Basic income per common unit
Income available to common unitholders	41,513	95,226	$0.44	94,009	91,844	$1.02

Dilutive units for long-term compensation plans	—	982		—	1,550

Diluted income per common unit
Income available to common unitholders and assumed conversions	$41,513	96,208	$0.43	$94,009	93,394	$1.01

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operation is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units. Other comprehensive income was $0.4 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity – common units.
Note 2: Segment Information
The Company operates its portfolio of properties primarily within the United States and the United Kingdom as fully detailed below. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh Valley, Pennsylvania; Michigan; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Piedmont Triad, NC; Greenville, SC; Richmond; Virginia Beach
Florida	Jacksonville; Orlando; Boca Raton; Tampa; Texas
Arizona	Phoenix
United Kingdom	County of Kent
The Company began to report the results of the Arizona segment during the three months ended March 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information”, consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the changes described above including reclassification of all comparative prior period segment information.
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

For the Three Months Ended March 31, 2007
	Delaware Valley		Midwest
	Southeastern		Lehigh					United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,777	$13,913	$21,077	$27,812	$32,413	$34,535	$1,015	$1,345	$175,887
Rental property expenses and real estate taxes	15,003	4,342	4,884	10,515	10,215	10,578	177	1,020	56,734

Property level operating income	$28,774	$9,571	$16,193	$17,297	$22,198	$23,957	$838	$325	119,153

Interest and other income									2,949
Interest expense									(28,156)
General and administrative									(13,339)
Depreciation and amortization									(38,277)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									42,330
Gain on property dispositions									152
Income taxes									(301)
Minority interest									(36)
Equity in earnings of unconsolidated joint ventures									729
Discontinued operations									2,493

Net income									$45,367

For the Three Months Ended March 31, 2006
	Delaware Valley		Midwest
	Southeastern		Lehigh					United
	Pennsylvania	Other	Valley	Other	Mid-Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$41,645	$12,895	$21,801	$28,210	$27,961	$25,070	$—	$865	$158,447
Rental property expenses and real estate taxes	13,500	3,857	5,227	10,269	8,694	8,043	—	751	50,341

Property level operating income	$28,145	$9,038	$16,574	$17,941	$19,267	$17,027	$—	$114	108,106

Interest and other income									1,823
Interest expense									(29,413)
General and administrative									(9,978)
Depreciation and amortization									(34,055)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									36,483
Gain on property dispositions									45
Income taxes									(375)
Minority interest									—
Equity in earnings of unconsolidated joint ventures									175
Discontinued operations									61,082

Net income									$97,410

Note 3: SFAS No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties were $84.2 million and $156.5 million for the three months ended March 31, 2007 and 2006, respectively.
Below is a summary of the results of operations of the properties disposed of and held for sale through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues	$1,288	$12,183
Operating expenses	(567)	(4,505)
Interest expense	(771)	(3,002)
Depreciation and amortization	(258)	(3,124)

(Loss) income before property dispositions and minority interest	$(308)	$1,552

The held for sale properties consist of two properties totaling 302,000 square feet in the Company’s Mid-Atlantic segment. The properties held for sale as of March 31, 2007 were sold in May 2007.
Interest expense is allocated to discontinued operations as permitted under Emerging Issues Task Force (“EITF”) Issue 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) or held for sale to the sum of total net assets plus consolidated debt.

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
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based upon the updated leasing schedule, Liberty may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet, and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million. The Company retained a 25% ownership interest in the joint venture, and will receive development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.
During the year ended December 31, 2006, the joint venture began construction on two buildings. Under the terms of the joint venture arrangement, the Company is obligated to complete development of the buildings, the estimated cost of which is approximately $39 million.
Note 5: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurements attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at March 31, 2007 and December 31, 2006 respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or United Kingdom examinations by tax authorities for years before 2002.
Note 6: Commitments and Contingencies
The Company has entered into a contract to purchase 566,000 square feet and 19 acres of land for an investment of $131.6 million. The properties are located in the Arizona region. As part of this transaction the Company will assume a mortgage of $51 million. As of March 31, 2007, the Company has paid a deposit of approximately $1.5 million. This deposit is included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheet.

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
As of March 31, 2007, the Company had an ownership interest in and operated 414 industrial and 300 office properties (the “Properties in Operation”) totaling 66.5 million square feet. In addition, as of March 31, 2007, the Company had an ownership interest in 37 properties under development (the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and had an ownership interest in 1,762 acres of land, substantially all of which is zoned for commercial use. Included within the Properties and land above are 39 industrial and 10 office properties comprising 6.4 million square feet, four development properties comprising 943,000 square feet and 283 acres of developable land owned by unconsolidated joint ventures in which the Company has an interest.
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
Rental demand for the Properties in Operation generally improved during the three months ended March 31, 2007. Although in some markets the Company continues to experience market conditions characterized by an oversupply of leaseable space and soft demand, the Company believes that the majority of its markets are recovering from several years of a generally slow real estate economy. Rental rates in many of the Company’s markets have stabilized or improved. The Company successfully leased 3.3 million square feet during the three months ended March 31, 2007 and attained occupancy of 92.1% as of that date. The Company believes that straight line rents on renewal and replacement leases for 2007 will on average be 1% to 3% greater than rents on expiring leases, notwithstanding selected decreases. Furthermore, the Company believes that average occupancy for its Properties in Operation will improve by 1% to 2% for 2007 compared to 2006.
Conditions to date in 2007 for the acquisition of properties continued to be very competitive. For 2007, the Company believes that property acquisitions will be in the $450 to $550 million range and that, similar to 2006, certain of the acquired properties will be either vacant or underleased. A substantial portion of the overall planned acquisition activity will be used to facilitate the Company’s entry into the Phoenix market. The Company executes acquisitions of properties when it believes that they are attractively priced and will positively contribute to earnings upon lease up and stabilization. During the three months ended March 31, 2007, the Company acquired nine properties representing 1.7 million square feet for a Total Investment, as defined below, of $131.6 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. All of the properties acquired this quarter were vacant upon acquisition. Prior to the end of the quarter, the Company fully leased a 345,000 square foot acquisition property. Of the 1.3 million square foot balance of properties acquired, 900,000 square feet are located in Houston and 400,000 square feet are located in Phoenix. “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
The real estate investment market continues to be very strong. Given this situation, the Company anticipates that disposition activity will be in the $350 million to $450 million range for 2007. Disposition activity allows the Company to (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. A substantial portion of the planned disposition activity will be related to the Company’s planned exit from the Michigan market. During the three months ended March 31, 2007, the Company realized proceeds of $84.2 million from the sale of 19 operating properties representing 883,000 square feet. All of the properties sold this quarter were in the Michigan market.

In 2007, the Company will continue to pursue development opportunities and the Company believes that it will bring into service from its development pipeline approximately $325 to $350 million of Total Investment in operating real estate. During the three months ended March 31, 2007, the Company brought into service three development properties representing 213,000 square feet and a Total Investment of $25.1 million, and initiated $82.3 million in real estate development. As of March 31, 2007, the projected Total Investment of the wholly owned Properties under Development (excluding the Comcast Center) was $517.7 million. The projected Total Investment for the 1.25 million square foot Comcast Center is $495 million. Although in April 2006 the Company entered into a joint venture, whereby the Company sold an 80% interest in the equity of the Comcast Center, the terms of the joint venture obligate the Company to complete the development of the building and consequently this development is treated as a wholly owned Property under Development.
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. During 2006, the Company entered into two joint ventures. – See Note 4 to the Company’s financial statements. The Company believes that joint ventures in which it holds an ownership interest will acquire properties in the $75 to $100 million range in 2007. In addition, during the three months ended March 31, 2007, unconsolidated joint ventures brought into service one development property representing 203,000 square feet and a Total Investment of $11.0 million. As of March 31, 2007, the projected Total Investment of Properties Under Development held by unconsolidated joint ventures was $70.1 million.
The composition of the Company’s Properties in Operation as of March 31, 2007 and 2006 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
Industrial-Distribution	$4.27	$4.17	32,949	30,967	92.0%	92.9%
Industrial-Flex	$9.14	$8.77	12,520	12,545	92.9%	92.9%
Office	$13.94	$14.20	21,053	20,351	91.8%	88.9%

	$8.25	$8.19	66,522	63,863	92.1%	91.6%

Geographic segment data for the three months ended March 31, 2007 and 2006 are included in Note 2 to the Company’s financial statements.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate and intangibles. During the three months ended March 31, 2007, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2007 with the results of operations of the Company for the three months ended March 31, 2006. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2007 and 2006, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.

This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2007 increased to $4,467.1 million from $3,907.0 million for the three months ended March 31, 2006. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $175.9 million for the three months ended March 31, 2007 from $158.4 million for the three months ended March 31, 2006. This $17.5 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties – see below. These increases were partially offset by a decrease in “Termination Fees” which totaled $0.7 million for the three months ended March 31, 2007 as compared to $1.1 million for the same period in 2006. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property level operating income:

	Three Months Ended
	Mar. 31, 2007	Mar. 31, 2006	% inc (dec)
Delaware Valley
– SE Pennsylvania	$28,774	$28,145	2.2%
– Other	9,571	9,038	5.9%
Midwest
– Lehigh Valley	16,193	16,574	(2.3%)
– Other	17,297	17,941	(3.6%)
Mid-Atlantic	22,198	19,267	15.2	%(1)
Florida	23,957	17,027	40.7	%(2)
Arizona	838	—	100.0	%(3)
United Kingdom	325	114	185.1	%(3)

Totals	$119,153	$108,106	10.2%

(1)	The increase for the quarter ended March 31, 2007 versus the quarter ended March 31, 2006 is primarily due to an increase in average gross investment in operating real estate and increased occupancy during 2007.

(2)	The increase for the quarter ended March 31, 2007 versus the quarter ended March 31, 2006 is primarily due to an increase in average gross investment in operating real estate and increased occupancy during 2007, excluding the vacant first quarter acquisitions.

(3)	The increase for the quarter ended March 31, 2007 versus the quarter ended March 31, 2006 is due to an increase in average gross investment in operating real estate.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $108.5 million for the three months ended March 31, 2007 from $104.3 million for the three months ended March 31, 2006, on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and increased to $107.6 million for the three months ended March 31, 2007 from $102.6 million for the three months ended March 31, 2006 on a cash basis. These increases of 4.0% and 4.9%, respectively, are primarily due to an increase in occupancy and an increase in average rent per square foot for the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 611 properties totaling approximately 54.1 million square feet owned since January 1, 2006.

Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2007 and 2006. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2007	March 31, 2006
Same Store:
Rental revenue	$110,088	$106,671

Operating expenses:
Rental property expense	35,522	32,776
Real estate taxes	15,929	15,587
Operating expense recovery	(49,870)	(45,997)

Unrecovered operating expenses	1,581	2,366

Property level operating income	108,507	104,305
Less straight line rent	882	1,686

Cash basis property level operating income	$107,625	$102,619

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$108,507	$104,305
Property level operating income – properties purchased or developed subsequent to January 1, 2006	9,926	2,713
Termination fees	720	1,088
General and administrative expense	(13,339)	(9,978)
Depreciation and amortization expense	(38,277)	(34,055)
Other income (expense)	(25,207)	(27,590)
Gain on property dispositions	152	45
Income taxes	(301)	(375)
Minority interest	(5,596)	(4,656)
Equity in earnings of unconsolidated joint ventures	729	175
Discontinued operations, net of minority interest	2,384	58,755

Net income	$39,698	$90,427

General and Administrative
General and administrative expenses increased to $13.3 million for the three months ended March 31, 2007 from $10.0 million for the three months ended March 31, 2006. The increase was primarily due to increases in compensation expense for real estate personnel necessitated by the competitive real estate market and increases in personnel consistent with the increase in the size and complexity of the Company.
Depreciation and Amortization
Depreciation and amortization increased to $38.3 million for the three months ended March 31, 2007 from $34.1 million for the three months ended March 31, 2006. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are amortized over a shorter period than buildings.
Interest Expense
Interest expense decreased to $28.2 million for the three months ended March 31, 2007 from $29.4 million for the three months ended March 31, 2006. Interest expense allocated to discontinued operations for the three months ended March 31, 2007 and 2006 was $0.8 million and $3.0 million, respectively. This decrease was due to the level of dispositions in 2007 versus 2006. The average debt outstanding for the respective periods was $2,462.4 million for the three months ended March 31, 2007 as compared to $2,233.5 million for the three months ended March 31, 2006. Interest costs for the three months ended March 31, 2007 and 2006 in the amount of $11.4 million and $5.8 million, respectively, were capitalized. The increase in capitalized interest costs was primarily due to the increased investment in Properties under Development. The effect of the increase in the average debt outstanding was partially offset by the increase in capitalized interest costs and decreases in the weighted average interest rates for the periods to 6.51% for the three months ended March 31, 2007 from 6.63% in 2006.
Other
Costs directly related to the development of Properties Under Development and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development-related salaries and benefits historically represent approximately 1-2% of the cost of developed properties.
Gain on property dispositions increased to $152,000 for the three months ended March 31, 2007 compared to $45,000 for the three months ended March 31, 2006.
Income from discontinued operations decreased to $2.4 million from $58.8 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006. The decrease is due to the decrease in gains realized on sales which were $2.8 million for the three months ended March 31, 2007 compared to $59.5 million for the three months ended March 31, 2006.
As a result of the foregoing, the Company’s net income decreased to $39.7 million for the three months ended March 31, 2007 from $90.4 million for the three months ended March 31, 2006.
Liquidity and Capital Resources
As of March 31, 2007, the Company had cash and cash equivalents of $68.1 million, including $30.2 million in restricted cash.
Net cash flow provided by operating activities increased to $110.9 million for the three months ended March 31, 2007 from $43.1 million for the three months ended March 31, 2006. This $67.8 million increase was due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Properties in Operation.
Net cash used in investing activities equaled $235.8 million for the three months ended March 31, 2007 and net cash provided by investing activities equaled $14.9 million for the three months ended March 31, 2006. This $250.7 million change primarily resulted from an increase in property acquisitions, a decrease in net proceeds from the disposition of properties/land and an increase in investment in development in progress and land held for development.
Net cash provided by financing activities was $108.8 million for the three months ended March 31, 2007 compared to $77.0 million used in financing activities for the three months ended March 31, 2006. This $185.8 million change was primarily due to an increase in borrowings in 2007 compared to 2006. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended March 31, 2007, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the $600 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one-year extension option.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Rouse Kent Phase 2 land development project. At March 31, 2007, a £5 million short term loan facility and a £7 million revolving credit facility are undrawn and available. The short term loan matures on November 22, 2007 and the revolving credit facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2007 the Company’s debt to gross assets ratio was 43.0%, and for the three months ended March 31, 2007, the fixed charge coverage ratio was 2.5x. Debt to gross assets equals total long-term debt, borrowings under the $600 million Credit Facility, and borrowings under the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2007, $183.9 million in mortgage loans and $1,955.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.6%. The interest rates on $2,138.9 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.7 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding, the $600 million Credit Facility, the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement and the related weighted average interest rates as of March 31, 2007 are as follows (in thousands, except percentages):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT			AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY		TOTAL	INTEREST RATE
2007 (9 months)	$6,709	$1,553	$100,000	$—		$108,262	7.23%
2008	7,975	39,753	—	152,960	(1)	200,688	5.92%
2009	5,699	46,148	270,000	—		321,847	7.77%
2010	4,877	4,738	200,000	245,000		454,615	6.86%
2011	4,153	10,730	250,000	—		264,883	7.26%
2012	3,274	32,911	235,000	—		271,185	6.47%
2013	2,751	—	—-	—		2,751	6.00%
2014	2,894	2,681	200,000	—		205,575	5.65%
2015	3,033	—	300,000	—		303,033	5.13%
2016	2,220	—	300,000	—		302,220	5.50%
2017 & thereafter	1,768	—	100,000	—		101,768	7.47%

	$45,353	$138,514	$1,955,000	$397,960		$2,536,827	6.47%

(1)	Represents a deposit by the joint venture partner in the Comcast Center (see Note 4 to the Company’s financial statements) which bears interest at the greater of 5% or the current rate on the $600 million Credit Facility until development of the Comcast Center building is completed.
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
The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2007 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent	Feet	Net Rent
2007 (9 months)	3,084	$12,553	1,219	$11,617	1,543	$20,508	5,846	$44,678
2008	4,418	18,018	2,383	22,313	2,511	37,261	9,312	77,592
2009	4,787	21,644	1,833	16,876	2,933	44,780	9,553	83,300
2010	2,843	13,954	1,738	16,964	2,687	40,003	7,268	70,921
2011	3,717	16,930	1,250	12,930	2,458	39,553	7,425	69,413
2012	3,345	16,792	1,146	11,152	2,072	34,797	6,563	62,741
Thereafter	8,134	44,472	2,065	24,533	5,128	86,044	15,327	155,049

TOTAL	30,328	$144,363	11,634	$116,385	19,332	$302,946	61,294	$563,694

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 8.0 million square feet of Properties under Development as of March 31, 2007 are as follows (dollars in thousands):

	Square Feet
Scheduled	Industrial-	Industrial-			Percent	Total
In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
2nd Quarter 2007	1,656,172	117,200	159,638	1,933,010	62.0%	$135,370
3rd Quarter 2007	551,759	139,487	230,000	921,246	86.8%	90,962
4th Quarter 2007	968,000	—	450,000	1,418,000	60.8%	126,420
1st Quarter 2008	120,000	—	73,583	193,583	26.0%	16,548
2nd Quarter 2008	447,700	208,177	201,344	857,221	14.9%	95,257
3rd Quarter 2008	189,400	115,600	1,356,923	1,661,923	68.8%	535,976
4th Quarter 2008	837,540	—	—	837,540	—	39,383
1st Quarter 2009	—	—	185,964	185,964	—	42,946

TOTAL	4,770,571	580,464	2,657,452	8,008,487	52.2%	$1,082,862

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of May 2, 2007, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $508.4 million in debt securities.
Calculation of Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The SEC has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity.
Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three months ended March 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Reconciliation of net income to FFO – basic

Net Income	$39,698	$90,427

Basic — Income available to common shareholders	39,698	90,427
Basic – income available to common shareholders per weighted average share	$0.44	$1.02

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	841	553
Depreciation and amortization	37,927	36,591
Gain on property dispositions	(3,387)	(59,646)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,546)	857

Funds from operations available to common shareholders — basic	$73,533	$68,782

Basic Funds from operations available to common shareholders per weighted average share	$0.81	$0.78

Reconciliation of net income to FFO – diluted:

Net Income	$39,698	$90,427

Diluted – income available to common shareholders	39,698	90,427
Diluted – income available to common shareholders per weighted average share	$0.43	$1.01

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	841	553
Depreciation and amortization	37,927	36,591
Gain on property dispositions	(3,387)	(59,646)
Minority interest less preferred share distributions	1,815	3,582

Funds from operations available to common shareholders – diluted	$76,894	$71,507

Diluted Funds from operations available to common shareholders per weighted average share	$0.80	$0.77

Reconciliation of weighted average shares:
Weighted average common shares – all basic calculations	91,036	88,326
Dilutive shares for long term compensation plans	982	1,550

Diluted shares for net income calculations	92,018	89,876
Weighted average common units	4,190	3,518

Diluted shares for Funds from operations calculations	96,208	93,394

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The $600 million Credit Facility and the financing related to the Comcast Center (see footnote (1) to the debt maturity schedule in the Liquidity and Capital Resources Section) bear interest at variable rates; therefore, the amount of interest payable under the $600 million Credit Facility and the financing related to the Comcast Center is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2006.

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

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	May 7, 2007 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	May 7, 2007 Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	May 7, 2007 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	May 7, 2007 Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)