Form 10-Q
period 2007-06-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2007-08-07
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 2, 2007, 91,259,928 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$740,003	$677,041
Building and improvements	4,008,403	3,802,949
Less accumulated depreciation	(849,996)	(803,968)

Operating real estate	3,898,410	3,676,022

Development in progress	651,283	538,521
Land held for development	255,361	195,332

Net real estate	4,805,054	4,409,875

Cash and cash equivalents	12,741	53,737
Restricted cash	34,764	55,671
Accounts receivable	24,216	23,809
Deferred rent receivable	72,522	71,894
Deferred financing and leasing costs, net of accumulated amortization (2007,$111,914; 2006, $100,406)	134,681	129,157
Investments in and advances to unconsolidated joint ventures	72,570	54,723
Assets held for sale	180	51,266
Prepaid expenses and other assets	45,513	60,779

Total assets	$5,202,241	$4,910,911

LIABILITIES
Mortgage loans	$185,814	$185,978
Unsecured notes	1,955,000	1,955,000
Credit facility	542,960	246,960
Accounts payable	57,346	40,633
Accrued interest	36,339	36,297
Dividend and distributions payable	59,163	58,961
Other liabilities	245,133	217,751

Total liabilities	3,081,755	2,741,580

Minority interest	273,365	297,727

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 187,987,000 shares authorized; 92,069,183 (includes 835,377 in treasury) and 90,972,979 (includes 59,100 in treasury) shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	92	91
Additional paid-in capital	1,951,554	1,906,403
Accumulated other comprehensive income	22,525	20,323
Distributions in excess of net income	(75,145)	(53,886)
Common shares in treasury, at cost, 835,377 and 59,100 shares as of June 30, 2007 and December 31, 2006, respectively	(51,905)	(1,327)

Total shareholders’ equity	1,847,121	1,871,604

Total liabilities and shareholders’ equity	$5,202,241	$4,910,911

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2007	June 30, 2006
OPERATING REVENUE
Rental	$121,843	$113,322
Operating expense reimbursement	54,495	46,455

Total operating revenue	176,338	159,777

OPERATING EXPENSE
Rental property	37,886	32,014
Real estate taxes	19,490	17,296
General and administrative	12,799	11,558
Depreciation and amortization	39,266	35,299

Total operating expenses	109,441	96,167

Operating income	66,897	63,610

OTHER INCOME (EXPENSE)
Interest and other income	3,298	2,064
Interest expense	(30,137)	(28,045)

Total other income (expense)	(26,839)	(25,981)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	40,058	37,629
Gain on property dispositions	1,299	17,438
Income taxes	(213)	(235)
Minority interest	(6,113)	(5,738)
Equity in earnings of unconsolidated joint ventures	326	741

Income from continuing operations	35,357	49,835

Discontinued operations, net of minority interest (including net gain on property dispositions of $17,430 and $16,550 for the three months ended June 30, 2007 and 2006, respectively)	17,070	18,615

Net income	$52,427	$68,450

Earnings per common share
Basic:
Income from continuing operations	$0.38	$0.56
Income from discontinued operations	0.19	0.21

Income per common share — basic	$0.57	$0.77

Diluted:
Income from continuing operations	$0.38	$0.55
Income from discontinued operations	0.19	0.21

Income per common share — diluted	$0.57	$0.76

Distributions per common share	$0.62	$0.615

Weighted average number of common shares outstanding
Basic	91,597	88,934
Diluted	92,328	90,324
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2007	June 30, 2006
OPERATING REVENUE
Rental	$241,306	$223,069
Operating expense reimbursement	107,658	93,194

Total operating revenue	348,964	316,263

OPERATING EXPENSE
Rental property	76,030	64,951
Real estate taxes	36,637	33,722
General and administrative	26,138	21,588
Depreciation and amortization	76,982	69,102

Total operating expenses	215,787	189,363

Operating income	133,177	126,900

OTHER INCOME (EXPENSE)
Interest and other income	6,304	3,815
Interest expense	(58,315)	(57,350)

Total other income (expense)	(52,011)	(53,535)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	81,166	73,365
Gain on property dispositions	1,451	17,483
Income taxes	(514)	(610)
Minority interest	(11,657)	(10,223)
Equity in earnings of unconsolidated joint ventures	1,055	916

Income from continuing operations	71,501	80,931

Discontinued operations, net of minority interest (including net gain on property dispositions of $20,231 and $76,080 for the six months ended June 30, 2007 and 2006, respectively)	20,624	77,946

Net income	$92,125	$158,877

Earnings per common share
Basic:
Income from continuing operations	$0.78	$0.91
Income from discontinued operations	0.23	0.88

Income per common share — basic	$1.01	$1.79

Diluted:
Income from continuing operations	$0.78	$0.89
Income from discontinued operations	0.22	0.87

Income per common share — diluted	$1.00	$1.76

Distributions per common share	$1.24	$1.23

Weighted average number of common shares outstanding
Basic	91,318	88,587
Diluted	92,168	90,101
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net income	$92,125	$158,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,483	75,928
Amortization of deferred financing costs	1,989	2,134
Equity in earnings of unconsolidated joint ventures	(1,055)	(916)
Distributions from unconsolidated joint ventures	1,050	2,937
Minority interest in net income	12,602	13,594
Gain on property dispositions	(21,682)	(93,563)
Noncash compensation	5,433	4,085
Changes in operating assets and liabilities:
Restricted cash	21,712	13,967
Accounts receivable	(241)	(13,308)
Deferred rent receivable	(2,113)	3,031
Prepaid expenses and other assets	14,037	(91,558)
Accounts payable	16,772	4,401
Accrued interest	42	420
Other liabilities	27,194	(9,581)

Net cash provided by operating activities	245,348	70,448

INVESTING ACTIVITIES
Investment in properties	(207,617)	(79,454)
Investments in and advances to unconsolidated joint ventures	(17,282)	(1,939)
Net proceeds from disposition of properties/land	191,595	352,658
Investment in development in progress	(265,483)	(176,263)
Investment in land held for development	(95,590)	(27,817)
Investment in deferred leasing costs	(21,984)	(11,311)

Net cash (used in) provided by investing activities	(416,361)	55,874

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	39,453	39,841
Purchase of treasury shares	(50,578)	—
Redemption of preferred units	(23,650)	—
Repayment of mortgage loans	(5,798)	(29,185)
Proceeds from credit facility	552,200	234,445
Repayments on credit facility	(256,200)	(275,415)
Increase in deferred financing costs	(126)	(1,813)
Distribution paid on common shares	(113,180)	(108,935)
Distribution paid on units	(13,048)	(11,369)

Net cash provided by (used in) financing activities	129,073	(152,431)

Decrease in cash and cash equivalents	(41,940)	(26,109)
Increase in cash and cash equivalents related to foreign currency translation	944	2,242
Cash and cash equivalents at the beginning of period	53,737	61,629

Cash and cash equivalents at end of period	$12,741	$37,762

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$35,626	$42,691
Assumption of mortgage loans	$5,634	$—
Issuance of operating partnership units	$—	$30,000
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at June 30, 2007. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located within the United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$35,357	91,597	$0.38	$49,835	88,934	$0.56

Diluted shares for long-term compensation plans	—	731		—	1,390

Diluted income from continuing operations
Income from continuing operations and assumed conversions	35,357	92,328	$0.38	49,835	90,324	$0.55

Basic income from discontinued operations
Discontinued operations net of minority interest	17,070	91,597	$0.19	18,615	88,934	$0.21

Dilutive shares for long-term compensation plans	—	731		—	1,390

Diluted income from discontinued operations
Discontinued operations net of minority interest	17,070	92,328	$0.19	18,615	90,324	$0.21

Basic income per common share
Net income	52,427	91,597	$0.57	68,450	88,934	$0.77

Dilutive shares for long-term compensation plans	—	731		—	1,390

Diluted income per common share
Net income and assumed conversions	$52,427	92,328	$0.57	$68,450	90,324	$0.76

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$71,501	91,318	$0.78	$80,931	88,587	$0.91

Diluted shares for long-term compensation plans	—	850		—	1,514

Diluted income from continuing operations
Income from continuing operations and assumed conversions	71,501	92,168	$0.78	80,931	90,101	$0.89

Basic income from discontinued operations
Discontinued operations net of minority interest	20,624	91,318	$0.23	77,946	88,587	$0.88

Dilutive shares for long-term compensation plans	—	850		—	1,514

Diluted income from discontinued operations
Discontinued operations net of minority interest	20,624	92,168	$0.22	77,946	90,101	$0.87

Basic income per common share
Net income	92,125	91,318	$1.01	158,877	88,587	$1.79

Dilutive shares for long-term compensation plans	—	850		—	1,514

Diluted income per common share
Net income and assumed conversions	$92,125	92,168	$1.00	$158,877	90,101	$1.76

Share-Based Compensation
At June 30, 2007, the Company had a share-based employee compensation plan (the “Plan”). The Plan provides that grants may be made in various forms including options and restricted shares. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
The Company has authorized the grant of options under the Plan to executive officers, other key employees, non-employee trustees and consultants. All options granted have 10-year terms and most options vest over a three-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and up to 100% after the third anniversary of the date of grant.
Restricted share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest ratably over a five-year period beginning with the first anniversary of the date of grant.
During the three months ended June 30, 2007 and 2006, the Company recognized $1.4 million and $1.5 million of share-based compensation expense, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized $5.4 million and $4.1 million of share-based compensation expense, respectively.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of the translation adjustments described. Other comprehensive income for the three and six months ended June 30, 2007 was $1.8 million and $2.2 million, respectively, as compared to $5.1 million and $5.6 million, respectively, for the same periods in 2006. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income.

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
The Company began to report the results of the Arizona segment during the three months ended March 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the changes described above, including reclassification of all comparative prior period segment information.
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
For the Three Months Ended June 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,107	$13,444	$23,350	$26,213	$32,769	$35,809	$1,061	$585	$176,338
Rental property expenses and real estate taxes	14,382	4,504	6,541	9,637	10,004	11,850	271	187	57,376

Property level operating income	$28,725	$8,940	$16,809	$16,576	$22,765	$23,959	$790	$398	118,962

Interest and other income									3,298
Interest expense									(30,137)
General and administrative									(12,799)
Depreciation and amortization									(39,266)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									40,058
Gain on property dispositions									1,299
Income taxes									(213)
Minority interest									(6,113)
Equity in earnings of unconsolidated joint ventures									326
Discontinued operations, net of minority interest									17,070

Net income									$52,427

For the Three Months Ended June 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,517	$13,187	$21,104	$25,643	$29,385	$26,124	$547	$270	$159,777
Rental property expenses and real estate taxes	13,138	3,687	5,634	9,509	8,414	8,800	39	89	49,310

Property level operating income	$30,379	$9,500	$15,470	$16,134	$20,971	$17,324	$508	$181	110,467

Interest and other income									2,064
Interest expense									(28,045)
General and administrative									(11,558)
Depreciation and amortization									(35,299)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									37,629
Gain on property dispositions									17,438
Income taxes									(235)
Minority interest									(5,738)
Equity in earnings of unconsolidated joint ventures									741
Discontinued operations, net of minority interest									18,615

Net income									$68,450

For the Six Months Ended June 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$86,885	$27,358	$44,427	$51,810	$65,077	$70,344	$2,076	$987	$348,964
Rental property expenses and real estate taxes	29,386	8,846	11,425	19,651	20,157	22,428	448	326	112,667

Property level operating income	$57,499	$18,512	$33,002	$32,159	$44,920	$47,916	$1,628	$661	236,297

Interest and other income									6,304
Interest expense									(58,315)
General and administrative									(26,138)
Depreciation and amortization									(76,982)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									81,166
Gain on property dispositions									1,451
Income taxes									(514)
Minority interest									(11,657)
Equity in earnings of unconsolidated joint ventures									1,055
Discontinued operations, net of minority interest									20,624

Net income									$92,125

For the Six Months Ended June 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$85,163	$26,083	$42,906	$52,642	$57,236	$51,194	$547	$492	$316,263
Rental property expenses and real estate taxes	26,637	7,543	10,860	19,578	17,044	16,843	39	129	98,673

Property level operating income	$58,526	$18,540	$32,046	$33,064	$40,192	$34,351	$508	$363	217,590

Interest and other income									3,815
Interest expense									(57,350)
General and administrative									(21,588)
Depreciation and amortization									(69,102)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									73,365
Gain on property dispositions									17,483
Income taxes									(610)
Minority interest									(10,223)
Equity in earnings of unconsolidated joint ventures									916
Discontinued operations, net of minority interest									77,946

Net income									$158,877

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of operating real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties for the three and six months ended June 30, 2007 were $97.6 million and $181.9 million, respectively, as compared to $101.7 million and $258.2 million for the same periods in 2006.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$1,301	$12,083	$4,912	$25,587
Operating expenses	(219)	(4,117)	(1,348)	(8,836)
Interest expense	(250)	(1,942)	(999)	(5,052)
Depreciation and amortization	(408)	(3,086)	(1,227)	(6,462)

Income before property dispositions and minority interest	$424	$2,938	$1,338	$5,237

One property totaling 6,000 square feet located in the Company’s Mid-Atlantic segment was sold in July 2007 and is considered to be held for sale as of June 30, 2007.
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
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based upon the updated leasing schedule as of June 30, 2007, the Company may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million. The Company retained a 25% ownership interest in the joint venture, receives development, leasing and property management fees, and may receive a promoted interest if certain thresholds are met.
Note 5: Preferred Units
On June 15, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs which is reflected in minority interest in the accompanying condensed consolidated statements of operations.
Note 6: Accelerated Share Repurchase
On June 25, 2007, the Company initiated a $50 million accelerated share repurchase program. Purchases of 776,000 and 301,000 shares were made on June 27, 2007 and July 12, 2007, respectively.
Note 7: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at June 30, 2007 and December 31, 2006, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom examinations by tax authorities for years before 2002.
Note 8: Commitments and Contingencies
The Company entered into a contract to purchase properties comprising 428,000 square feet and 19 acres of land for an investment of $104.1 million. The properties are located in the Arizona region. As part of this transaction the Company agreed to assume a mortgage of $51 million. Concurrent with entering into this contract, the Company paid a deposit of approximately $1.2 million which is included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet as of June 30, 2007.
Note 9: Subsequent Events
On July 23, 2007, the Company entered into an Agreement and Plan of Merger with Republic Property Trust and Republic Property Limited Partnership, (together, “Republic”). Pursuant to the agreement the Company will acquire Republic for $14.70 per fully diluted share and unit in cash and will assume debt which was approximately $415 million at March 31, 2007. The total consideration is approximately $900 million. The transaction has been approved by both companies’ boards of trustees and is expected to close in the fourth quarter of 2007. The transaction is subject to the approval of Republic’s shareholders as well as other customary closing conditions.
After the completion of the transaction, the Company will own 2.6 million square feet of office properties in the Greater Washington, DC area. The Republic portfolio consists of 13 operating properties consisting of 24 office buildings and a redevelopment property which, upon completion, is expected to comprise 176,000 square feet of office space.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$740,003	$677,041
Building and improvements	4,008,403	3,802,949
Less accumulated depreciation	(849,996)	(803,968)

Operating real estate	3,898,410	3,676,022

Development in progress	651,283	538,521
Land held for development	255,361	195,332

Net real estate	4,805,054	4,409,875

Cash and cash equivalents	12,741	53,737
Restricted cash	34,764	55,671
Accounts receivable	24,216	23,809
Deferred rent receivable	72,522	71,894
Deferred financing and leasing costs, net of accumulated amortization (2007, $111,914; 2006 $100,406)	134,681	129,157
Investments in and advances to unconsolidated joint ventures	72,570	54,723
Assets held for sale	180	51,266
Prepaid expenses and other assets	45,513	60,779

Total assets	$5,202,241	$4,910,911

LIABILITIES
Mortgage loans	$185,814	$185,978
Unsecured notes	1,955,000	1,955,000
Credit facility	542,960	246,960
Accounts payable	57,346	40,633
Accrued interest	36,339	36,297
Dividend and distributions payable	59,163	58,961
Other liabilities	245,133	217,751

Total liabilities	3,081,755	2,741,580

Minority interest	477	419

OWNERS’ EQUITY
General partner’s equity — common units	1,847,121	1,871,604
Limited partners’ equity — preferred units	188,003	210,960
— common units	84,885	86,348

Total owners’ equity	2,120,009	2,168,912

Total liabilities and owners’ equity	$5,202,241	$4,910,911

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	June 30, 2007	June 30, 2006
OPERATING REVENUE
Rental	$121,843	$113,322
Operating expense reimbursement	54,495	46,455

Total operating revenue	176,338	159,777

OPERATING EXPENSE
Rental property	37,886	32,014
Real estate taxes	19,490	17,296
General and administrative	12,799	11,558
Depreciation and amortization	39,266	35,299

Total operating expenses	109,441	96,167

Operating income	66,897	63,610

OTHER INCOME (EXPENSE)
Interest and other income	3,298	2,064
Interest expense	(30,137)	(28,045)

Total other income (expense)	(26,839)	(25,981)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	40,058	37,629
Gain on property dispositions	1,299	17,438
Income taxes	(213)	(235)
Minority interest	(20)	—
Equity in earnings of unconsolidated joint ventures	326	741

Income from continuing operations	41,450	55,573

Discontinued operations (including net gain on property dispositions of $17,430 and $16,550 for the three months ended June 30, 2007 and 2006, respectively)	17,854	19,488

Net income	59,304	75,061

Preferred unit distributions	(3,774)	(3,401)
Excess of preferred unit redemption over carrying amount	(696)	—

Income available to common unitholders	$54,834	$71,660

Earnings per common unit
Basic:
Income from continuing operations	$0.38	$0.56
Income from discontinued operations	0.19	0.21

Income per common unit — basic	$0.57	$0.77

Diluted:
Income from continuing operations	$0.38	$0.55
Income from discontinued operations	0.19	0.21

Income per common unit — diluted	$0.57	$0.76

Distributions per common unit	$0.62	$0.615

Weighted average number of common units outstanding
Basic	95,787	92,587
Diluted	96,518	93,977
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Six Months Ended
	June 30, 2007	June 30, 2006
OPERATING REVENUE
Rental	$241,306	$223,069
Operating expense reimbursement	107,658	93,194

Total operating revenue	348,964	316,263

OPERATING EXPENSE
Rental property	76,030	64,951
Real estate taxes	36,637	33,722
General and administrative	26,138	21,588
Depreciation and amortization	76,982	69,102

Total operating expenses	215,787	189,363

Operating income	133,177	126,900

OTHER INCOME (EXPENSE)
Interest and other income	6,304	3,815
Interest expense	(58,315)	(57,350)

Total other income (expense)	(52,011)	(53,535)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	81,166	73,365
Gain on property dispositions	1,451	17,483
Income taxes	(514)	(610)
Minority interest	(56)	—
Equity in earnings of unconsolidated joint ventures	1,055	916

Income from continuing operations	83,102	91,154

Discontinued operations (including net gain on property dispositions of $20,231 and $76,080 for the six months ended June 30, 2007 and 2006, respectively)	21,569	81,317

Net income	104,671	172,471

Preferred unit distributions	(7,628)	(6,802)
Excess of preferred unit redemption over carrying amount	(696)	—

Income available to common unitholders	$96,347	$165,669

Earnings per common unit
Basic:
Income from continuing operations	$0.78	$0.91
Income from discontinued operations	0.23	0.88

Income per common unit – basic	$1.01	$1.79

Diluted:
Income from continuing operations	$0.78	$0.89
Income from discontinued operations	0.22	0.87

Income per common unit – diluted	$1.00	$1.76

Distributions per common unit	$1.24	$1.23

Weighted average number of common units outstanding
Basic	95,508	92,173
Diluted	96,358	93,687
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net income	$104,671	$172,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,483	75,928
Amortization of deferred financing costs	1,989	2,134
Equity in earnings of unconsolidated joint ventures	(1,055)	(916)
Distributions from unconsolidated joint ventures	1,050	2,937
Minority interest in net income	56	—
Gain on property dispositions	(21,682)	(93,563)
Noncash compensation	5,433	4,085
Changes in operating assets and liabilities:
Restricted cash	21,712	13,967
Accounts receivable	(241)	(13,308)
Deferred rent receivable	(2,113)	3,031
Prepaid expenses and other assets	14,037	(91,558)
Accounts payable	16,772	4,401
Accrued interest	42	420
Other liabilities	27,194	(9,581)

Net cash provided by operating activities	245,348	70,448

INVESTING ACTIVITIES
Investment in properties	(207,617)	(79,454)
Investments in and advances to unconsolidated joint ventures	(17,282)	(1,939)
Net proceeds from disposition of properties/land	191,595	352,658
Investment in development in progress	(265,483)	(176,263)
Investment in land held for development	(95,590)	(27,817)
Investment in deferred leasing costs	(21,984)	(11,311)

Net cash (used in) provided by investing activities	(416,361)	55,874

FINANCING ACTIVITIES
Redemption of preferred units	(23,650)	—
Repayments of mortgage loans	(5,798)	(29,185)
Proceeds from credit facility	552,200	234,445
Repayments on credit facility	(256,200)	(275,415)
Increase in deferred financing costs	(126)	(1,813)
Capital contributions	39,453	39,841
Distributions to partners	(176,806)	(120,304)

Net cash provided by (used in) financing activities	129,073	(152,431)

Decrease in cash and cash equivalents	(41,940)	(26,109)
Increase in cash and cash equivalents related to foreign currency translation	944	2,242
Cash and cash equivalents at beginning of period	53,737	61,629

Cash and cash equivalents at end of period	$12,741	$37,762

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$35,626	$42,691
Assumption of mortgage loans	$5,634	$—
Issuance of operating partnership units	$—	$30,000
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (“the Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership, (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at June 30, 2007. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located within the United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
		Weighted			Weighted
	Income	Average Units	Per	Income	Average Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$41,450			$55,573
Less: Preferred unit distributions	(3,774)			(3,401)
Less: Excess of preferred unit redemption over carrying amount	(696)			—

Basic income from continuing operations
Income from continuing operations available to common unitholders	36,980	95,787	$0.38	52,172	92,587	$0.56

Dilutive units for long-term compensation plans	—	731		—	1,390

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	36,980	96,518	$0.38	52,172	93,977	$0.55

Basic income from discontinued operations
Discontinued operations	17,854	95,787	$0.19	19,488	92,587	$0.21

Dilutive units for long-term compensation plans	—	731		—	1,390

Diluted income from discontinued operations
Discontinued operations	17,854	96,518	$0.19	19,488	93,977	$0.21

Basic income per common unit
Income available to common unitholders	54,834	95,787	$0.57	71,660	92,587	$0.77

Diluted units for long-term compensation plans	—	731		—	1,390

Diluted income per common unit
Income available to common unitholders and assumed conversions	$54,834	96,518	$0.57	$71,660	93,977	$0.76

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
		Weighted			Weighted
	Income	Average Units	Per	Income	Average Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$83,102			$91,154
Less: Preferred unit distributions	(7,628)			(6,802)
Less: Excess of preferred unit redemption over carrying amount	(696)			—

Basic income from continuing operations
Income from continuing operations available to common unitholders	74,778	95,508	$0.78	84,352	92,173	$0.91

Dilutive units for long-term compensation plans	—	850		—	1,514

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	74,778	96,358	$0.78	84,352	93,687	$0.89

Basic income from discontinued operations
Discontinued operations	21,569	95,508	$0.23	81,317	92,173	$0.88

Dilutive units for long-term compensation plans	—	850		—	1,514

Diluted income from discontinued operations
Discontinued operations	21,569	96,358	$0.22	81,317	93,687	$0.87

Basic income per common unit
Income available to common unitholders	96,347	95,508	$1.01	165,669	92,173	$1.79

Diluted units for long-term compensation plans	—	850		—	1,514

Diluted income per common unit
Income available to common unitholders and assumed conversions	$96,347	96,358	$1.00	$165,669	93,687	$1.76

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units. Other comprehensive income for the three and six months ended June 30, 2007 was $1.8 million and $2.2 million, respectively, as compared to $5.1 million and $5.6 million for the same periods in 2006. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments, which equaled $22.5 million and $20.3 million at June 30, 2007 and December 31, 2006, respectively, that have been previously recorded in general partner’s equity – common units.
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

The Company began to report the results of the Arizona segment during the three months ended March 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the changes described above including reclassification of all comparative prior period segment information.
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
For the Three Months Ended June 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,107	$13,444	$23,350	$26,213	$32,769	$35,809	$1,061	$585	$176,338
Rental property expenses and real estate taxes	14,382	4,504	6,541	9,637	10,004	11,850	271	187	57,376

Property level operating income	$28,725	$8,940	$16,809	$16,576	$22,765	$23,959	$790	$398	118,962

Interest and other income									3,298
Interest expense									(30,137)
General and administrative									(12,799)
Depreciation and amortization									(39,266)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									40,058
Gain on property dispositions									1,299
Income taxes									(213)
Minority interest									(20)
Equity in earnings of unconsolidated joint ventures									326
Discontinued operations									17,854

Net income									$59,304

For the Three Months Ended June 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,517	$13,187	$21,104	$25,643	$29,385	$26,124	$547	$270	$159,777
Rental property expenses and real estate taxes	13,138	3,687	5,634	9,509	8,414	8,800	39	89	49,310

Property level operating income	$30,379	$9,500	$15,470	$16,134	$20,971	$17,324	$508	$181	110,467

Interest and other income									2,064
Interest expense									(28,045)
General and administrative									(11,558)
Depreciation and amortization									(35,299)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									37,629
Gain on property dispositions									17,438
Income taxes									(235)
Minority interest									—
Equity in earnings of unconsolidated joint ventures									741
Discontinued operations									19,488

Net income									$75,061

For the Six Months Ended June 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$86,885	$27,358	$44,427	$51,810	$65,077	$70,344	$2,076	$987	$348,964
Rental property expenses and real estate taxes	29,386	8,846	11,425	19,651	20,157	22,428	448	326	112,667

Property level operating income	$57,499	$18,512	$33,002	$32,159	$44,920	$47,916	$1,628	$661	236,297

Interest and other income									6,304
Interest expense									(58,315)
General and administrative									(26,138)
Depreciation and amortization									(76,982)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									81,166
Gain on property dispositions									1,451
Income taxes									(514)
Minority interest									(56)
Equity in earnings of unconsolidated joint ventures									1,055
Discontinued operations									21,569

Net income									$104,671

For the Six Months Ended June 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$85,163	$26,083	$42,906	$52,642	$57,236	$51,194	$547	$492	$316,263
Rental property expenses and real estate taxes	26,637	7,543	10,860	19,578	17,044	16,843	39	129	98,673

Property level operating income	$58,526	$18,540	$32,046	$33,064	$40,192	$34,351	$508	$363	217,590

Interest and other income									3,815
Interest expense									(57,350)
General and administrative									(21,588)
Depreciation and amortization									(69,102)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									73,365
Gain on property dispositions									17,483
Income taxes									(610)
Minority interest									—
Equity in earnings of unconsolidated joint ventures									916
Discontinued operations									81,317

Net income									$172,471

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of operating real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties for the three and six months ended June 30, 2007 were $97.6 million and $181.9 million, respectively, as compared to the $101.7 million and $258.2 million, respectively, for the same periods in 2006.
Below is a summary of the results of operations of the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$1,301	$12,083	$4,912	$25,587
Operating expenses	(219)	(4,117)	(1,348)	(8,836)
Interest expense	(250)	(1,942)	(999)	(5,052)
Depreciation and amortization	(408)	(3,086)	(1,227)	(6,462)

Income before property dispositions and minority interest	$424	$2,938	$1,338	$5,237

One property totaling 6,000 square feet located in the Company’s Mid-Atlantic segment was sold in July 2007 and is considered to be held for sale as of June 30, 2007.
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
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based upon the updated leasing schedule as of June 30, 2007, the Company may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for a financing arrangement.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture selling a 75% equity interest in six distribution buildings totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million. The Company retained a 25% ownership interest in the joint venture, receives development, leasing and property management fees, and may receive a promoted interest if certain return thresholds are met.
Note 5: Preferred Units
On June 15, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs.
Note 6: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
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
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at June 30, 2007 and December 31, 2006, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom examinations by tax authorities for years before 2002.
Note 7: Commitments and Contingencies
The Company entered into a contract to purchase properties comprising 428,000 square feet and 19 acres of land for an investment of $104.1 million. The properties are located in the Arizona region. As part of this transaction the Company agreed to assume a mortgage of $51 million. Concurrent with entering into this contract, the Company paid a deposit of approximately $1.2 million which is included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet as of June 30, 2007.
Note 8: Subsequent Events
On July 23, 2007, the Company entered into an Agreement and Plan of Merger with Republic Property Trust and Republic Property Limited Partnership, (together, “Republic”). Pursuant to the agreement the Company will acquire Republic for $14.70 per fully diluted share and unit in cash and will assume debt which was approximately $415 million at March 31, 2007. The total consideration is approximately $900 million. The transaction has been approved by both companies’ boards of trustees and is expected to close in the fourth quarter of 2007. The transaction is subject to the approval of Republic’s shareholders as well as other customary closing conditions.
After the completion of the transaction, the Company will own 2.6 million square feet of office properties in the Greater Washington, DC area. The Republic portfolio consists of 13 operating properties consisting of 24 office buildings and a redevelopment property which, upon completion, is expected to comprise 176,000 square feet of office space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”).
As of June 30, 2007, the Company owned and operated 373 industrial and 298 office properties (the “Wholly Owned Properties in Operation”) totaling 60.9 million square feet. In addition, as of June 30, 2007, the Company owned 26 properties under development (the “Wholly Owned Properties under Development”) and 1,409 acres of land, substantially all of which is zoned for commercial use. Additionally, the Company had an ownership interest in 42 industrial and 10 office properties comprising 7.5 million square feet, (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four development properties comprising 690,000 square feet (the “JV Properties under Development” and together with the Wholly Owned Properties under Development, the “Properties under Development”) and 380 acres of developable land owned by unconsolidated joint ventures.
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
Rental demand for the Properties in Operation generally improved during the six months ended June 30, 2007. Although in some markets the Company continues to experience market conditions characterized by an oversupply of leaseable space and/or soft demand, the Company believes that the majority of its markets are recovering from several years of a generally slow real estate economy. Rental rates in many of the Company’s markets have stabilized or improved. The Company successfully leased 5.2 million square feet during the three months ended June 30, 2007 and attained occupancy of 90.9% for the Wholly Owned Properties in Operation and 92.5% for the Joint Venture Properties in Operation for a combined occupancy of 91.1% for the Properties in Operation as of that date. The Company believes that straight line rents on renewal and replacement leases for 2007 will on average be 1% to 3% greater than rents on expiring leases, notwithstanding selected decreases. Furthermore, the Company believes that average occupancy for its Properties in Operation will improve by 1% to 2% for 2007 compared to 2006.
WHOLLY OWNED CAPITAL ACTIVITY
Conditions to date in 2007 for the acquisition of properties continue to be very competitive. For 2007, the Company believes that wholly owned property acquisitions will be in the $450 to $550 million range and that, similar to 2006, certain of the acquired properties will be either vacant or underleased. A substantial portion of the overall planned acquisition activity will be used to facilitate the Company’s entry into the Phoenix market. In addition, as described below, the Company expects to close on a $900 million acquisition of Republic Property Trust. The Company executes acquisitions of properties when it believes that they are attractively priced and will positively contribute to earnings upon lease up and stabilization. During the three months ended June 30, 2007, the Company acquired five properties representing 363,000 square feet for a Total Investment, as defined below, of $69.4 million. From January 1, 2007 to June 30, 2007, the Company acquired 14 properties representing 2.0 million square feet for a Total Investment of $201.0 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. The properties acquired in the six months ended June 30, 2007 were primarily located in Phoenix (500,000 square feet) and Houston (900,000 square feet). “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.

The real estate investment market continues to be very strong. Given this situation, the Company anticipates that wholly owned disposition activity will be in the $350 million to $450 million range for 2007. Disposition activity allows the Company to (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. A substantial portion of the planned disposition activity will be related to the Company’s planned exit from the Michigan market. During the three months ended June 30, 2007, the Company realized proceeds of $111.0 million from the sale of 10 operating properties representing 1.8 million square feet and 149 acres of land. From January 1, 2007 to June 30, 2007, the Company realized proceeds of $195.3 million from the sale of 29 operating properties representing 2.7 million square feet and 149 acres of land. A substantial portion of the properties sold during this period were in the Michigan market.
In 2007, the Company will continue to pursue development opportunities and the Company believes that during 2007 it will bring into service from its development pipeline approximately $325 to $350 million of Total Investment in operating real estate. During the three months ended June 30, 2007, the Company brought into service 11 Wholly Owned Properties under Development representing 2.2 million square feet and a Total Investment of $164.0 million, and initiated $34.7 million in real estate development. During the six months ended June 30, 2007, the Company brought into service 14 Wholly Owned Properties under Development representing 2.4 million square feet and a Total Investment of $189.1 million, and initiated $117.1 million in real estate development. As of June 30, 2007, the projected Total Investment of the Wholly Owned Properties under Development (excluding the Comcast Center) was $388.8 million. The projected Total Investment for the Comcast Center is $495 million. Although in April 2006 the Company entered into a joint venture, whereby the Company sold an 80% interest in the equity of the Comcast Center, the terms of the joint venture obligate the Company to complete the development of the building and consequently this development is treated as a Wholly Owned Property under Development.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy. During 2006, the Company entered into two joint ventures. – See Note 4 to the Company’s financial statements. The Company believes that joint ventures in which it holds an ownership interest will acquire properties in the $75 to $100 million range in 2007. During the three months ended June 30, 2007, joint ventures in which the Company held an ownership interest acquired two properties representing 500,000 square feet for a Total Investment of $26.3 million. In addition, during the three months ended June 30, 2007, unconsolidated joint ventures brought into service one development property representing 593,000 square feet and a Total Investment of $27.4 million and initiated $16.4 million in real estate development. During the six months ended June 30, 2007, joint ventures in which the Company held an ownership interest acquired two properties representing 500,000 square feet for a Total Investment of $26.3 million. In addition, during the six months ended June 30, 2007, unconsolidated joint ventures brought into service two development properties representing 796,000 square feet and a Total Investment of $38.5 million and initiated $16.4 million in real estate development. As of June 30, 2007, the projected Total Investment of Joint Venture Properties under Development was $60.1 million.
ACQUISITION OF REPUBLIC PROPERTY TRUST
On July 23, 2007, The Company entered into an Agreement and Plan of Merger with Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”). Pursuant to the Merger Agreement, the Company will acquire Republic for $14.70 per fully diluted share and unit in cash and will assume debt which was approximately $415 million at March 31, 2007. The Company believes that its existing sources of capital, which include the public debt and equity markets, proceeds from disposition of properties, equity contributions from joint venture partners and net cash provided from operating activities will provide sufficient funds to fund the Republic acquisition. The parties currently anticipate that the Merger, which is subject to customary closing conditions, will close in the fourth quarter of 2007.

The composition of the Company’s Properties in Operation as of June 30, 2007 and 2006 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2007	2006	2007	2006	2007	2006
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.34	$4.25	27,296	25,623	90.2%	93.5%
Industrial-Flex	$8.81	$8.71	12,405	12,333	92.3%	93.5%
Office	$13.82	$13.78	21,215	19,870	90.9%	90.4%

	$8.56	$8.42	60,916	57,826	90.9%	92.5%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2007	2006	2007	2006	2007	2006
Joint Venture Properties in Operation:
Industrial-Distribution	$3.60	$4.11	6,934	5,229	92.2%	95.9%
Industrial-Flex	$28.64	$29.67	171	170	100.0%	100.0%
Office	$36.56	$33.13	364	364	94.7%	98.1%

	$5.86	$6.76	7,469	5,763	92.5%	96.1%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	June 30		June 30		June 30
	2007	2006	2007	2006	2007	2006
Properties in Operation:
Industrial-Distribution	$4.19	$4.23	34,230	30,852	90.6%	93.9%
Industrial-Flex	$9.10	$9.02	12,576	12,503	92.4%	93.6%
Office	$14.22	$14.16	21,579	20,234	91.0%	90.6%

	$8.27	$8.26	68,385	63,589	91.1%	92.8%

Geographic segment data for the three and six months ended June 30, 2007 and 2006 are included in Note 2 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts and impairment of real estate and intangibles. During the three months ended June 30, 2007, there were no material changes to these policies.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and six months ended June 30, 2007 with the results of operations of the Company for the three and six months ended June 30, 2006. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2007 and 2006, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Six Months Ended June 30, 2007 to Three and Six Months Ended June 30, 2006
Overview
The Company’s average gross investment in operating real estate owned for the three months ended June 30, 2007 increased to $4,621.5 million from $3,927.8 million for the three months ended June 30, 2006, and for the six months ended June 30, 2007 increased to $4,513.1 million from $3,885.8 million for the six months ended June 30, 2006. These increases in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes, and depreciation and amortization expense.
Total operating revenue increased to $176.3 million for the three months ended June 30, 2007 from $159.8 million for the three months ended June 30, 2006 and increased to $349.0 million for the six months ended June 30, 2007 from $316.3 million for the six months ended June 30, 2006. The $16.5 million increase during the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties – discussed below. This increase was partially offset by a decrease in “Termination Fees” which totaled $0.6 million for the three months ended June 30, 2007 as compared to $3.8 million for the same period in 2006. The $32.7 million increase during the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties – discussed below. This increase was partially offset by a decrease in “Termination Fees” which totaled $1.3 million for the six months ended June 30, 2007 as compared to $4.9 million for the same period in 2006. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	% inc (dec)		June 30, 2007	June 30, 2006	% inc (dec)
Delaware Valley
– SE Pennsylvania	$28,725	$30,379	(5.4%)		$57,499	$58,526	(1.8%)
– Other	8,940	9,500	(5.9%)		18,512	18,540	(0.2%)
Midwest
– Lehigh Valley	16,809	15,470	8.7%		33,002	32,046	3.0%
– Other	16,576	16,134	2.7%		32,159	33,064	(2.7%)
Mid-Atlantic	22,765	20,971	8.6%		44,920	40,192	11.8	%(2)
Florida	23,959	17,324	38.3	%(2)	47,916	34,351	39.4	%(2)
Arizona	790	508	55.5	%(1)	1,628	508	220.5	%(1)
United Kingdom	398	181	119.9	%(2)	661	363	82.1	%(2)

Totals	$118,962	$110,467	7.7%		$236,297	$217,590	8.6%

(1)	The increases for the three and six months ended June 30, 2007 versus the three and six months ended June 30, 2006 are primarily due to an increase in average gross investment in operating real estate.

(2)	The increases for the three and six months ended June 30, 2007 versus the three and six months ended June 30, 2006 are due to an increase in average gross investment in operating real estate and increased occupancy during 2007.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $105.7 million for the three months ended June 30, 2007 from $103.5 million for the three months ended June 30, 2006 on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and increased to $105.3 million for the three months ended June 30, 2007 from $102.2 million for the three months ended June 30, 2006 on a cash basis. These increases of 2.2% and 3.1%, respectively, are primarily due to an increase in occupancy and an increase in average rent per square foot for the Same Store properties.
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $212.6 million for the six months ended June 30, 2007 from $206.7 million for the six months ended June 30, 2006 on a straight line basis and increased to $211.4 million for the six months ended June 30, 2007 from $203.8 million for the six months ended June 30, 2006 on a cash basis. These increases of 2.8% and 3.7%, respectively, are primarily due to an increase in occupancy and an increase in average rent per square foot for the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 602 properties totaling approximately 52.8 million square feet owned since January 1, 2006.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and six months ended June 30, 2007 and 2006. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Same Store:
Rental revenue	$107,822	$105,927	$216,175	$211,364
Operating expenses:
Rental property expense	34,711	31,577	69,961	64,135
Real estate taxes	17,012	16,526	32,781	31,963
Operating expense recovery	(49,649)	(45,670)	(99,167)	(91,468)

Unrecovered operating expenses	2,074	2,433	3,575	4,630

Property level operating income	105,748	103,494	212,600	206,734
Less straight line rent	425	1,336	1,165	2,921

Cash basis property level operating income	$105,323	$102,158	$211,435	$203,813

Reconciliation of non-GAAP financial measure:
Property level operating income — Same Store	$105,748	$103,494	$212,600	$206,734
Property level operating income — properties purchased or developed subsequent to January 1, 2006	12,648	3,206	22,411	6,001
Termination fees	566	3,767	1,286	4,855
General and administrative expense	(12,799)	(11,558)	(26,138)	(21,588)
Depreciation and amortization expense	(39,266)	(35,299)	(76,982)	(69,102)
Other income (expense)	(26,839)	(25,981)	(52,011)	(53,535)
Gain on property dispositions	1,299	17,438	1,451	17,483
Income taxes	(213)	(235)	(514)	(610)
Minority interest	(6,113)	(5,738)	(11,657)	(10,223)
Equity in earnings of unconsolidated joint ventures	326	741	1,055	916
Discontinued operations, net of minority interest	17,070	18,615	20,624	77,946

Net income	$52,427	$68,450	$92,125	$158,877

General and Administrative
General and administrative expenses increased to $12.8 million for the three months ended June 30, 2007 from $11.6 million for the three months ended June 30, 2006 and increased to $26.1 million for the six months ended June 30, 2007 from $21.6 million for the six months ended June 30, 2006. These increases were primarily due to increases in compensation expense for real estate personnel necessitated by the competitive real estate market and increases in personnel consistent with the increase in the size and complexity of the Company.
Depreciation and Amortization
Depreciation and amortization increased to $39.3 million for the three months ended June 30, 2007 from $35.3 million for the three months ended June 30, 2006 and increased to $77.0 million for the six months ended June 30, 2007 from $69.1 million for the six months ended June 30, 2006. These increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are amortized over a shorter period than buildings.

Interest Expense
Interest expense increased to $30.1 million for the three months ended June 30, 2007 from $28.0 million for the three months ended June 30, 2006 and increased to $58.3 million for the six months ended June 30, 2007 from $57.4 million for the six months ended June 30, 2006. Interest expense allocated to discontinued operations for the three months ended June 30, 2007 and 2006 was $0.3 million and $1.9 million, respectively, and for the six months ended June 30, 2007 and 2006 was $1.0 million and $5.1 million, respectively. These decreases were due to the level of dispositions in 2007 versus 2006. The average debt outstanding for the respective periods was $2,610.3 million for the three months ended June 30, 2007 as compared to $2,198.7 million for the three months ended June 30, 2006 and $2,536.2 million for the six months ended June 30, 2007 as compared to $2,215.5 million for the six months ended June 30, 2006. Interest costs for the three months ended June 30, 2007 and 2006 in the amount of $12.4 million and $7.6 million, respectively, and interest costs for the six months ended June 30, 2007 and 2006 in the amounts of $23.8 million and $13.4 million, respectively, were capitalized. The increase in capitalized interest costs was primarily due to the increased investment in Wholly Owned Properties under Development. The effect of the increase in the average debt outstanding was partially offset by the increase in capitalized interest costs and decreases in the weighted average interest rates for the periods to 6.45% for the three months ended June 30, 2007 from 6.68% for the three months ended June 30, 2006 and to 6.48% for the six months ended June 30, 2007 from 6.66% for the six months ended June 30, 2006.
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
Gain on property dispositions decreased to $1.3 million for the three months ended June 30, 2007 compared to $17.4 million for the three months ended June 30, 2006; and decreased to $1.5 million for the six months ended June 30, 2007 compared to $17.5 million for the six months ended June 30, 2006. These decreases were the result of the gain on sale of properties to a joint venture in which the Company has an ownership interest in the three months ended June 30, 2006.
Income from discontinued operations decreased to $17.1 million from $18.6 million for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 and decreased to $20.6 million from $77.9 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. The decrease for the three month period ended June 30, 2007 is due to lower operating income for the sold properties for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease for the six month period ended June 30, 2007 is primarily due to the decrease in gains recognized on sales which were $20.2 million for the six months ended June 30, 2007 compared to $76.1 million for the six months ended June 30, 2006.
As a result of the foregoing, the Company’s net income decreased to $52.4 million for the three months ended June 30, 2007 from $68.5 million for the three months ended June 30, 2006 and decreased to $92.1 million for the six months ended June 30, 2007 from $158.9 million for the six months ended June 30, 2006.
Liquidity and Capital Resources
As of June 30, 2007, the Company had cash and cash equivalents of $47.5 million, including $34.8 million in restricted cash.
Net cash flow provided by operating activities increased to $245.3 million for the six months ended June 30, 2007 from $70.4 million for the six months ended June 30, 2006. This $174.9 million increase was due to fluctuations in operating assets and liabilities during the respective periods. The largest fluctuation in operating assets relates to the utilization of restricted funds in escrow in the six months ended June 30, 2006. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.

Net cash used in investing activities equaled $416.4 million for the six months ended June 30, 2007 and net cash provided by investing activities equaled $55.9 million for the six months ended June 30, 2006. This $472.3 million change primarily resulted from an increase in property acquisitions, a decrease in net proceeds from the disposition of properties/land and an increase in investment in development in progress and land held for development.
Net cash provided by financing activities was $129.1 million for the six months ended June 30, 2007 compared to $152.4 million used in financing activities for the six months ended June 30, 2006. This $281.5 million change was primarily due to an increase in borrowings in 2007 compared to 2006, partially offset by the purchase of treasury shares and the redemption of preferred units in 2007. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the six months ended June 30, 2007, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the $600 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one-year extension option.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At June 30, 2007, a £5 million short term loan facility and a £7 million revolving credit facility are undrawn and available. The short term loan matures on November 22, 2007 and the revolving credit facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of June 30, 2007 the Company’s debt to gross assets ratio was 44.3%, and for the six months ended June 30, 2007, the fixed charge coverage ratio was 2.5x. Debt to gross assets equals total long-term debt, borrowings under the $600 million Credit Facility, and borrowings under the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of June 30, 2007, $185.8 million in mortgage loans and $1,955.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.6%. The interest rates on $2,140.8 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. The weighted average remaining term for the mortgage loans and unsecured notes is 5.5 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding, the $600 million Credit Facility, the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement and the related weighted average interest rates as of June 30, 2007 are as follows (in thousands, except percentages):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT			AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY		TOTAL	INTEREST RATE
2007 (6 months)	$4,661	$—	$100,000	$—		$104,661	7.24%
2008	8,128	39,753	—	152,960	(1)	200,841	5.96%
2009	5,860	46,148	270,000	—		322,008	7.77%
2010	5,048	4,738	200,000	390,000		599,786	6.61%
2011	4,334	10,730	250,000	—		265,064	7.26%
2012	3,466	32,911	235,000	—		271,377	6.47%
2013	2,923	4,518	–-	—		7,441	6.38%
2014	2,894	2,681	200,000	—		205,575	5.65%
2015	3,033	—	300,000	—		303,033	5.13%
2016	2,220	—	300,000	—		302,220	5.50%
2017 & thereafter	1,768	—	100,000	—		101,768	7.47%

	$44,335	$141,479	$1,955,000	$542,960		$2,683,774	6.44%

(1)	Represents a deposit by the joint venture partner in the Comcast Center (see Note 4 to the Company’s financial statements) which bears interest at the greater of 5% or the current rate on the $600 million Credit Facility until development of the Comcast Center building is completed.
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
The expiring square feet and annual net rent by year for the Properties in Operation as of June 30, 2007 are as follows (in thousands):

Wholly Owned Properties	Industrial-		Industrial-
in Operation:	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2007 (6 months)	647	$2,515	563	$4,710	1,146	$14,357	2,356	$21,582
2008	3,515	14,209	2,265	20,885	2,069	30,557	7,849	65,651
2009	3,804	17,757	1,921	17,962	2,821	42,150	8,546	77,869
2010	2,620	12,756	1,794	16,624	2,711	38,629	7,125	68,009
2011	2,858	13,236	1,254	12,682	2,500	38,934	6,612	64,852
2012	4,446	22,013	1,426	14,435	2,163	34,533	8,035	70,981
Thereafter	6,735	36,318	2,229	24,963	5,882	98,227	14,846	159,508

TOTAL	24,625	$118,804	11,452	$112,261	19,292	$297,387	55,369	$528,452

Joint Venture Properties	Industrial-		Industrial-
in Operation:	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2007 (6 months)	594	$2,255	62	$1,861	5	$196	661	$4,312
2008	980	4,123	9	304	30	1,077	1,019	5,504
2009	361	1,401	11	324	61	2,288	433	4,013
2010	991	4,107	20	742	65	2,556	1,076	7,405
2011	362	1,524	11	378	86	3,123	459	5,025
2012	452	2,121	19	643	97	3,603	568	6,367
Thereafter	2,651	12,869	39	1,369	—	—	2,690	14,238

TOTAL	6,391	$28,400	171	$5,621	344	$12,843	6,906	$46,864

Properties	Industrial-		Industrial-
in Operation:	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2007 (6 months)	1,241	$4,770	625	$6,571	1,151	$14,553	3,017	$25,894
2008	4,495	18,332	2,274	21,189	2,099	31,634	8,868	71,155
2009	4,165	19,158	1,932	18,286	2,882	44,438	8,979	81,882
2010	3,611	16,863	1,814	17,366	2,776	41,185	8,201	75,414
2011	3,220	14,760	1,265	13,060	2,586	42,057	7,071	69,877
2012	4,898	24,134	1,445	15,078	2,260	38,136	8,603	77,348
Thereafter	9,386	49,187	2,268	26,332	5,882	98,227	17,536	173,746

TOTAL	31,016	$147,204	11,623	$117,882	19,636	$310,230	62,275	$575,316

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 5.8 million square feet of Properties under Development as of June 30, 2007 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial			Percent	Total
	In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development	3rd Quarter 2007	551,759	96,000	230,000	877,759	86.9%	$71,995
	4th Quarter 2007	168,000	—	450,000	618,000	76.2%	90,002
	1st Quarter 2008	120,000	—	73,583	193,583	26.0%	16,300
	2nd Quarter 2008	—	208,177	1,400,263	1,608,440	82.4%	542,639
	3rd Quarter 2008	341,000	115,600	129,418	586,018	4.4%	52,970
	4th Quarter 2008	963,540	—	36,000	999,540	—	51,049
	1st Quarter 2009	—	—	185,964	185,964	—	42,947
	2nd Quarter 2009	—	—	81,000	81,000	—	15,936

	TOTAL	2,144,299	419,777	2,586,228	5,150,304	51.1%	$883,838

Joint Venture Properties under Development	4th Quarter 2007	340,000	—	—	340,000	100.0%	$16,391
	2nd Quarter 2008	—	—	54,230	54,230	—	25,690
	3rd Quarter 2008	296,100	—	—	296,100	—	18,061

	TOTAL	636,100	—	54,230	690,330	49.3%	$60,142

Total Properties under Development	TOTAL	2,780,399	419,777	2,640,458	5,840,634	50.9%	$943,980

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of August 2, 2007, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $508.4 million in debt securities.

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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Reconciliation of net income to FFO — basic

Net Income	$52,427	$68,450	$92,125	$158,877

Basic — Income available to common shareholders	52,427	68,450	92,125	158,877
Basic — income available to common shareholders per weighted average share	$0.57	$0.77	$1.01	$1.79

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	844	763	1,685	1,316
Depreciation and amortization	39,062	37,809	76,989	74,400
Gain on property dispositions	(18,549)	(34,649)	(21,936)	(94,295)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(938)	(176)	(2,484)	681

Funds from operations available to common shareholders — basic	$72,846	$72,197	$146,379	$140,979

Basic Funds from operations available to common shareholders per weighted average share	$0.80	$0.81	$1.60	$1.59

Reconciliation of net income to FFO — diluted:

Net Income	$52,427	$68,450	$92,125	$158,877

Diluted — income available to common shareholders	52,427	68,450	92,125	158,877
Diluted — income available to common shareholders per weighted average share	$0.57	$0.76	$1.00	$1.76

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	844	763	1,685	1,316
Depreciation and amortization	39,062	37,809	76,989	74,400
Gain on property dispositions	(18,549)	(34,649)	(21,936)	(94,295)
Minority interest less preferred share distributions and excess of preferred unit redemption over carrying amount	2,407	3,210	4,222	6,792

Funds from operations available to common shareholders — diluted	$76,191	$75,583	$153,085	$147,090

Diluted Funds from operations available to common shareholders per weighted average share	$0.79	$0.80	$1.59	$1.57

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	91,597	88,934	91,318	88,587
Dilutive shares for long term compensation plans	731	1,390	850	1,514

Diluted shares for net income calculations	92,328	90,324	92,168	90,101
Weighted average common units	4,190	3,653	4,190	3,586

Diluted shares for Funds from operations calculations	96,518	93,977	96,358	93,687

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s repurchase of common shares for the second quarter of 2007.

Approximate
					Total Number of		Dollar Value of
					Shares Purchased		Shares that May
	Total Number		Average		as Part of Publicly		Yet Be Purchased
	of Shares		Price Paid		Announced		Under the
Period	Purchased		per Share		Program		Program (1)
June 1 – June 30	776,277		$46.408	(2)	776,277		$50,000,000	(3)

Total	776,277	(4)	$46.408		776,277	(4)	$50,000,000	(4)

(1)	On June 25, 2007, the Company announced that the Board of Trustees had approved a $50 million accelerated share repurchase program (ASR) as part of an approval of an overall program to repurchase up to $100 million of the Trust’s common shares of beneficial interest over the period beginning on the date of the authorization and ending on March 13, 2012. The Company further announced that, upon completion of the ASR, the Company will consider repurchasing the balance of the $100 million overall share repurchase authorization in open market transactions, in privately negotiated transactions or through the use of derivatives. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The repurchases will be made using the Company’s cash resources, and the program may be suspended or discontinued at any time without prior notice. The Trust does not expect the accelerated share repurchase agreements settlement periods to conclude until October 10, 2007. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	Represents the initial purchase price paid for shares repurchased under the accelerated share repurchase agreements and is subject to adjustment.

(3)	The remaining authorization may be used for the settlement of the accelerated share repurchase agreements or additional common share repurchases after the final settlement under the accelerated share repurchase agreements.

(4)	On July 12, 2007, the Company repurchased an additional 301,122 common shares at an average price of $46.408, which represents the initial purchase price paid for shares repurchased under the accelerated share repurchase agreements and is subject to adjustment.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2007 Annual Meeting of Shareholders of the Trust, held on May 17, 2007, the following matters were approved by the requisite vote of the Shareholders, as follows:
1.	Management’s nominees, J. Anthony Hayden and M. Leanne Lachman, were elected to fill the two available positions as Class I trustees. Voting (expressed in number of shares) was as follows: Mr. Hayden; 75,665,904 for, 5,703,602 against or withheld and no abstentions or broker non-votes; and Ms. Lachman; 80,742,230 for, 627,276 against or withheld and no abstentions or broker non-votes.

2.	The shareholders approved a proposal to ratify the selection of Ernst & Young LLP as the Trust’s independent registered public accounting firm for 2007. Voting (expressed in number of shares) was as follows: 81,084,303 for, 250,402 against and 34,801 abstentions or broker non-votes.

3.	The shareholders approved a proposal to amend and restate the Liberty Property Trust Amended and Restated Share Incentive Plan, without increasing the number of shares available for grant thereunder, including among other things to add to the types of awards available for grant under the Plan. Voting (expressed in number of shares) was as follows: 72,520,820 for, 1,033,379 against and 133,477 abstentions or broker non-votes.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Liberty Property Trust Amended and Restated Share Incentive Plan, as amended effective May 17, 2007. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 17, 2007, filed with the Securities Exchange Commission on April 17, 2007.)

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	August 7, 2007 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	August 7, 2007 Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	August 7, 2007 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	August 7, 2007 Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)