Form 10-Q
period 2007-09-30
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2007-11-05
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 1, 2007, 91,533,521 Common Shares of Beneficial Interest, par value $.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended September 30, 2007

Index		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets of Liberty Property Trust at September 30, 2007 and December 31, 2006	3

	Condensed consolidated statements of operations of Liberty Property Trust for the three months ended September 30, 2007 and September 30, 2006	4

	Condensed consolidated statements of operations of Liberty Property Trust for the nine months ended September 30, 2007 and September 30, 2006	5

	Condensed consolidated statements of cash flows of Liberty Property Trust for the nine months ended September 30, 2007 and September 30, 2006	6

	Notes to condensed consolidated financial statements of Liberty Property Trust	7

	Condensed consolidated balance sheets of Liberty Property Limited Partnership at September 30, 2007 and December 31, 2006	14

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the three months ended September 30, 2007 and September 30, 2006	15

	Condensed consolidated statements of operations of Liberty Property Limited Partnership for the nine months ended September 30, 2007 and September 30, 2006	16

	Condensed consolidated statements of cash flows of Liberty Property Limited Partnership for the nine months ended September 30, 2007 and September 30, 2006	17

	Notes to condensed consolidated financial statements of Liberty Property Limited Partnership	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures for Liberty Property Trust		44

Signatures for Liberty Property Limited Partnership		45

Exhibit Index		46
Tenth Supplemental Indenture
Statement Re: Computation of Ratio of Earnings to Fixed Charges
Certifications of Chief Executive Officer
Certifications of Chief Financial Officer
Certifications of Chief Executive Officer, in its capacity as the general partner
Certifications of Chief Financial Officer, in its capacity as the general partner
Certifications of Chief Executive Officer, required by Rule 13a-14(b)
Certifications of Chief Financial Officer, required by Rule 13a-14(b)
Certifications of Chief Executive Officer, Liberty Property Limited Partnership required by Rule 13a-14(b)
Certifications of Chief Financial Officer, Liberty Property Limited Partnership required by Rule 13a-14(b)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Real estate:
Land and land improvements	$751,765	$666,588
Building and improvements	4,114,484	3,735,583
Less accumulated depreciation	(834,385)	(786,778)

Operating real estate	4,031,864	3,615,393

Development in progress	572,606	538,521
Land held for development	246,870	195,332

Net real estate	4,851,340	4,349,246

Cash and cash equivalents	36,031	53,737
Restricted cash	31,200	55,671
Accounts receivable	26,708	23,809
Deferred rent receivable	73,010	71,894
Deferred financing and leasing costs, net of accumulated amortization (2007, $115,802; 2006, $100,406)	144,549	127,902
Investments in and advances to unconsolidated joint ventures	77,666	54,723
Assets held for sale	60,033	113,150
Prepaid expenses and other assets	84,572	60,779

Total assets	$5,385,109	$4,910,911

LIABILITIES
Mortgage loans	$231,986	$185,978
Unsecured notes	2,155,000	1,955,000
Credit facility	372,960	246,960
Accounts payable	68,604	40,633
Accrued interest	29,823	36,297
Dividend and distributions payable	59,592	58,961
Other liabilities	250,073	217,751

Total liabilities	3,168,038	2,741,580

Minority interest	373,145	297,727

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 187,987,000 shares authorized; 92,407,112 (includes 1,249,909 in treasury) and 90,972,979 (includes 59,100 in treasury) shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	92	91
Additional paid-in capital	1,966,419	1,906,403
Accumulated other comprehensive income	24,311	20,323
Distributions in excess of net income	(94,945)	(53,886)
Common shares in treasury, at cost, 1,249,909 and 59,100 shares as of September 30, 2007 and December 31, 2006, respectively	(51,951)	(1,327)

Total shareholders’ equity	1,843,926	1,871,604

Total liabilities and shareholders’ equity	$5,385,109	$4,910,911

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2007	September 30, 2006
OPERATING REVENUE
Rental	$124,698	$108,800
Operating expense reimbursement	53,127	46,942

Total operating revenue	177,825	155,742

OPERATING EXPENSE
Rental property	36,813	30,726
Real estate taxes	19,627	16,292
General and administrative	13,144	12,016
Depreciation and amortization	40,720	34,330

Total operating expenses	110,304	93,364

Operating income	67,521	62,378

OTHER INCOME (EXPENSE)
Interest and other income	2,536	2,945
Interest expense	(33,521)	(28,380)

Total other income (expense)	(30,985)	(25,435)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures	36,536	36,943
Gain (loss) on property dispositions	190	(104)
Income taxes	1,022	625
Minority interest	(5,703)	(4,935)
Equity in (loss) earnings of unconsolidated joint ventures	(29)	334

Income from continuing operations	32,016	32,863

Discontinued operations, net of minority interest (including net gain on property dispositions of $4,145 and $11,386 for the three months ended September 30, 2007 and 2006, respectively)	5,158	14,022

Net income	$37,174	$46,885

Earnings per common share
Basic:
Income from continuing operations	$0.35	$0.36
Income from discontinued operations	0.06	0.16

Income per common share — basic	$0.41	$0.52

Diluted:
Income from continuing operations	$0.35	$0.36
Income from discontinued operations	0.06	0.16

Income per common share — diluted	$0.41	$0.52

Distributions per common share	$0.625	$0.62

Weighted average number of common shares outstanding
Basic	90,905	89,675
Diluted	91,367	90,808
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2007	September 30, 2006
OPERATING REVENUE
Rental	$357,605	$322,721
Operating expense reimbursement	155,386	134,664

Total operating revenue	512,991	457,385

OPERATING EXPENSE
Rental property	108,294	91,378
Real estate taxes	54,459	48,183
General and administrative	38,872	33,579
Depreciation and amortization	114,566	100,276

Total operating expenses	316,191	273,416

Operating income	196,800	183,969

OTHER INCOME (EXPENSE)
Interest and other income	8,125	6,497
Interest expense	(89,882)	(83,502)

Total other income (expense)	(81,757)	(77,005)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	115,043	106,964
Gain on property dispositions	1,641	17,257
Income taxes	508	15
Minority interest	(17,244)	(14,957)
Equity in earnings of unconsolidated joint ventures	1,026	1,250

Income from continuing operations	100,974	110,529

Discontinued operations, net of minority interest (including net gain on property dispositions of $24,376 and $87,588 for the nine months ended September 30, 2007 and 2006, respectively)	28,325	95,233

Net income	$129,299	$205,762

Earnings per common share
Basic:
Income from continuing operations	$1.11	$1.24
Income from discontinued operations	0.31	1.07

Income per common share — basic	$1.42	$2.31

Diluted:
Income from continuing operations	$1.10	$1.22
Income from discontinued operations	0.31	1.06

Income per common share — diluted	$1.41	$2.28

Distributions per common share	$1.865	$1.85

Weighted average number of common shares outstanding
Basic	91,179	88,923
Diluted	91,905	90,184
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES
Net income	$129,299	$205,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,378	113,927
Amortization of deferred financing costs	3,002	3,188
Equity in earnings of unconsolidated joint ventures	(1,026)	(1,250)
Distributions from unconsolidated joint ventures	1,934	3,026
Minority interest in net income	18,542	19,184
Gain on property dispositions	(26,017)	(104,845)
Noncash compensation	6,691	5,205
Changes in operating assets and liabilities:
Restricted cash	25,861	18,289
Accounts receivable	(2,770)	(8,071)
Deferred rent receivable	(5,140)	1,162
Prepaid expenses and other assets	(25,736)	(28,428)
Accounts payable	28,004	8,234
Accrued interest	(6,474)	(8,088)
Other liabilities	29,679	(7,701)

Net cash provided by operating activities	295,227	219,594

INVESTING ACTIVITIES
Investment in properties	(265,150)	(220,163)
Investments in and advances to unconsolidated joint ventures	(22,854)	(5,484)
Net proceeds from disposition of properties/land	284,616	383,331
Investment in development in progress	(373,904)	(255,415)
Investment in land held for development	(104,336)	(52,064)
Investment in deferred leasing costs	(36,095)	(20,796)

Net cash used in investing activities	(517,723)	(170,591)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	53,754	60,875
Purchase of treasury shares	(50,624)	—
Net proceeds from issuance of preferred units	99,957	—
Redemption of preferred units	(23,650)	—
Net proceeds from issuance of unsecured notes	446,205	—
Repayments of unsecured notes	(250,000)	—
Repayments of mortgage loans	(8,118)	(37,586)
Proceeds from credit facility	917,750	419,095
Repayments on credit facility	(791,750)	(346,065)
Increase in deferred financing costs	(967)	(1,971)
Distribution paid on common shares	(169,745)	(164,005)
Distribution paid on units	(19,838)	(16,876)

Net cash provided by (used in) financing activities	202,974	(86,533)

Decrease in cash and cash equivalents	(19,522)	(37,530)
Increase in cash and cash equivalents related to foreign currency translation	1,816	2,474
Cash and cash equivalents at the beginning of period	53,737	61,629

Cash and cash equivalents at end of period	$36,031	$26,573

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$71,305	$75,447
Assumption of mortgage loans	$54,126	$—
Issuance of operating partnership units	$—	$30,000
See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at September 30, 2007. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located within the United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$32,016	90,905	$0.35	$32,863	89,675	$0.36

Diluted shares for long-term compensation plans	—	462		—	1,133

Diluted income from continuing operations
Income from continuing operations and assumed conversions	32,016	91,367	$0.35	32,863	90,808	$0.36

Basic income from discontinued operations
Discontinued operations net of minority interest	5,158	90,905	$0.06	14,022	89,675	$0.16

Dilutive shares for long-term compensation plans	—	462		—	1,133

Diluted income from discontinued operations
Discontinued operations net of minority interest	5,158	91,367	$0.06	14,022	90,808	$0.16

Basic income per common share
Net income	37,174	90,905	$0.41	46,885	89,675	$0.52

Dilutive shares for long-term compensation plans	—	462		—	1,133

Diluted income per common share
Net income and assumed conversions	$37,174	91,367	$0.41	$46,885	90,808	$0.52

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
					Weighted
		Weighted			Average
	Income	Average Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$100,974	91,179	$1.11	$110,529	88,923	$1.24

Diluted shares for long-term compensation plans	—	726		—	1,261

Diluted income from continuing operations
Income from continuing operations and assumed conversions	100,974	91,905	$1.10	110,529	90,184	$1.22

Basic income from discontinued operations
Discontinued operations net of minority interest	28,325	91,179	$0.31	95,233	88,923	$1.07
Dilutive shares for long-term compensation plans	—	726		—	1,261

Diluted income from discontinued operations
Discontinued operations net of minority interest	28,325	91,905	$0.31	95,233	90,184	$1.06

Basic income per common share
Net income	129,299	91,179	$1.42	205,762	88,923	$2.31
Dilutive shares for long-term compensation plans	—	726		—	1,261

Diluted income per common share
Net income and assumed conversions	$129,299	91,905	$1.41	$205,762	90,184	$2.28

Share-Based Compensation
At September 30, 2007, the Company had a share-based employee compensation plan (the “Plan”). The Plan provides that grants may be made in various forms including options and restricted shares. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
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
During the three months ended September 30, 2007 and 2006, the Company recognized $1.3 million and $1.1 million of share-based compensation expense, respectively. During the nine months ended September 30, 2007 and 2006, the Company recognized $6.7 million and $5.2 million of share-based compensation expense, respectively.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of the translation adjustments described. Other comprehensive income for the three and nine months ended September 30, 2007 was $1.8 million and $4.0 million, respectively, as compared to $1.3 million and $6.9 million, respectively, for the same periods in 2006. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income.

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
The Company began to report the results of the Arizona segment during the three months ended March 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
Gross investment in operating real estate for the Arizona segment increased from $31.7 million at December 31, 2006 to $182.3 million at September 30, 2007 due to acquisitions throughout 2007.
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
For the Three Months Ended September 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,760	$13,897	$23,164	$22,440	$34,368	$36,283	$2,955	$958	$177,825
Rental property expenses and real estate taxes	14,255	4,660	5,790	7,435	10,267	13,187	642	204	56,440

Property level operating income	$29,505	$9,237	$17,374	$15,005	$24,101	$23,096	$2,313	$754	121,385

Interest and other income									2,536
Interest expense									(33,521)
General and administrative									(13,144)
Depreciation and amortization									(40,720)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures									36,536
Gain on property dispositions									190
Income taxes									1,022
Minority interest									(5,703)
Equity in loss of unconsolidated joint ventures									(29)
Discontinued operations, net of minority interest									5,158

Net income									$37,174

For the Three Months Ended September 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$42,831	$13,346	$20,686	$19,172	$30,874	$27,600	$1,003	$230	$155,742
Rental property expenses and real estate taxes	14,178	4,267	2,893	6,730	9,632	9,117	154	47	47,018

Property level operating income	$28,653	$9,079	$17,793	$12,442	$21,242	$18,483	$849	$183	108,724

Interest and other income									2,945
Interest expense									(28,380)
General and administrative									(12,016)
Depreciation and amortization									(34,330)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									36,943
Loss on property dispositions									(104)
Income taxes									625
Minority interest									(4,935)
Equity in earnings of unconsolidated joint ventures									334
Discontinued operations, net of minority interest									14,022

Net income									$46,885

For the Nine Months Ended September 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$130,645	$41,254	$66,386	$62,657	$99,118	$105,955	$5,031	$1,945	$512,991
Rental property expenses and real estate taxes	43,639	13,506	16,734	21,593	30,278	35,383	1,090	530	162,753

Property level operating income	$87,006	$27,748	$49,652	$41,064	$68,840	$70,572	$3,941	$1,415	350,238

Interest and other income									8,125
Interest expense									(89,882)
General and administrative									(38,872)
Depreciation and amortization									(114,566)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									115,043
Gain on property dispositions									1,641
Income taxes									508
Minority interest									(17,244)
Equity in earnings of unconsolidated joint ventures									1,026
Discontinued operations, net of minority interest									28,325

Net income									$129,299

For the Nine Months Ended September 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$127,994	$39,429	$62,406	$59,399	$87,707	$78,178	$1,550	$722	$457,385
Rental property expenses and real estate taxes	40,815	11,810	13,361	20,987	26,497	25,722	193	176	139,561

Property level operating income	$87,179	$27,619	$49,045	$38,412	$61,210	$52,456	$1,357	$546	317,824

Interest and other income									6,497
Interest expense									(83,502)
General and administrative									(33,579)
Depreciation and amortization									(100,276)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									106,964
Gain on property dispositions									17,257
Income taxes									15
Minority interest									(14,957)
Equity in earnings of unconsolidated joint ventures									1,250
Discontinued operations, net of minority interest									95,233

Net income									$205,762

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of operating real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties for the three and nine months ended September 30, 2007 were $93.1 million and $275.0 million, respectively, as compared to $31.1 million and $289.3 million, respectively, for the same periods in 2006.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues	$6,573	$16,358	$25,597	$56,828
Operating expenses	(2,981)	(6,854)	(10,692)	(21,845)
Interest expense	(736)	(2,570)	(3,689)	(9,850)
Depreciation and amortization	(1,606)	(3,643)	(5,969)	(13,261)

Income before property dispositions and minority interest	$1,250	$3,291	$5,247	$11,872

Twenty-five properties totaling 925,000 square feet located in the Company’s Midwest segment were considered to be held for sale as of September 30, 2007.
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

Note 4: Joint Ventures
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008. The Company can extend the funding for a period of up to six months. In addition to retaining a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based upon the updated leasing schedule as of September 30, 2007, the Company may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for as a financing arrangement.
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
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of office space in 14 buildings and 98 acres of developable land. In addition to having a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Note 5: Unsecured Notes
In August 2007, the Company repaid $100 million of 7.25% senior unsecured notes.
In September 2007, the Company issued $300 million of 6.625% senior unsecured notes maturing on October 1, 2017. The proceeds from this issuance were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust and Republic Property Limited Partnership – See Note 9: Subsequent Events.
Note 6: Preferred Units
On June 15, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs which is reflected in minority interest in the accompanying condensed consolidated statements of operations.
On August 21, 2007, the Company raised $100.0 million through the issuance in a private placement of 7.40% Series H Cumulative Redeemable Preferred Units. The proceeds from this offering were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust and Republic Property Limited Partnership –See Note 9: Subsequent Events.
Note 7: Accelerated Share Repurchase
On June 25, 2007, the Company initiated a $50.0 million accelerated share repurchase program. Purchases of 776,000, 301,000 and 114,000 shares were made on June 27, 2007, July 12, 2007, and August 20, 2007, respectively.

Note 8: Recently Issued Accounting Standards
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at September 30, 2007 and December 31, 2006, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom examinations by tax authorities for years before 2002.
Note 9: Subsequent Events
On October 4, 2007, the Company completed its purchase of Republic Property Trust and Republic Property Limited Partnership, (together, “Republic”). The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Operating Partnership. In the mergers, each holder of the former common shares of Republic and partnership units of its operating partnership was paid $14.70 in cash, without interest.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic assets for $900 million, which includes the assumption of $287.8 million in debt. The joint venture owns 2.6 million square feet of office properties in the Greater Washington, DC area. The Republic portfolio consists of 13 operating properties consisting of 24 office buildings and a redevelopment property which, upon completion, is expected to comprise 176,000 square feet of office space. The joint venture is eventually expected to grow to approximately $2.2 billion through the acquisition and development of additional properties in the Washington, DC and Northern Virginia markets.
The cost of the Republic transaction to the Company, including the merger consideration and related transaction expenses, is expected to exceed the purchase price of $900 million that the joint venture paid for the Republic properties by an amount in the range of $20 million to $25 million.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$751,765	$666,588
Building and improvements	4,114,484	3,735,583
Less accumulated depreciation	(834,385)	(786,778)

Operating real estate	4,031,864	3,615,393

Development in progress	572,606	538,521
Land held for development	246,870	195,332

Net real estate	4,851,340	4,349,246

Cash and cash equivalents	36,031	53,737
Restricted cash	31,200	55,671
Accounts receivable	26,708	23,809
Deferred rent receivable	73,010	71,894
Deferred financing and leasing costs, net of accumulated amortization (2007, $115,802; 2006 $100,406)	144,549	127,902
Investments in and advances to unconsolidated joint ventures	77,666	54,723
Assets held for sale	60,033	113,150
Prepaid expenses and other assets	84,572	60,779

Total assets	$5,385,109	$4,910,911

LIABILITIES
Mortgage loans	$231,986	$185,978
Unsecured notes	2,155,000	1,955,000
Credit facility	372,960	246,960
Accounts payable	68,604	40,633
Accrued interest	29,823	36,297
Dividend and distributions payable	59,592	58,961
Other liabilities	250,073	217,751

Total liabilities	3,168,038	2,741,580

Minority interest	464	419

OWNERS’ EQUITY
General partner’s equity — common units	1,843,926	1,871,604
Limited partners’ equity — preferred units	287,963	210,960
— common units	84,718	86,348

Total owners’ equity	2,216,607	2,168,912

Total liabilities and owners’ equity	$5,385,109	$4,910,911

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	September 30, 2007	September 30, 2006
OPERATING REVENUE
Rental	$124,698	$108,800
Operating expense reimbursement	53,127	46,942

Total operating revenue	177,825	155,742

OPERATING EXPENSE
Rental property	36,813	30,726
Real estate taxes	19,627	16,292
General and administrative	13,144	12,016
Depreciation and amortization	40,720	34,330

Total operating expenses	110,304	93,364

Operating income	67,521	62,378

OTHER INCOME (EXPENSE)
Interest and other income	2,536	2,945
Interest expense	(33,521)	(28,380)

Total other income (expense)	(30,985)	(25,435)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures	36,536	36,943
Gain (loss) on property dispositions	190	(104)
Income taxes	1,022	625
Minority interest	11	—
Equity in (loss) earnings of unconsolidated joint ventures	(29)	334

Income from continuing operations	37,730	37,798

Discontinued operations (including net gain on property dispositions of $4,145 and $11,386 for the three months ended September 30, 2007 and 2006, respectively)	5,395	14,677

Net income	43,125	52,475

Preferred unit distributions	(4,246)	(3,401)

Income available to common unitholders	$38,879	$49,074

Earnings per common unit
Basic:
Income from continuing operations	$0.35	$0.36
Income from discontinued operations	0.06	0.16

Income per common unit — basic	$0.41	$0.52

Diluted:
Income from continuing operations	$0.35	$0.36
Income from discontinued operations	0.06	0.16

Income per common unit — diluted	$0.41	$0.52

Distributions per common unit	$0.625	$0.62

Weighted average number of common units outstanding
Basic	95,095	93,877
Diluted	95,557	95,010
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Nine Months Ended
	September 30, 2007	September 30, 2006
OPERATING REVENUE
Rental	$357,605	$322,721
Operating expense reimbursement	155,386	134,664

Total operating revenue	512,991	457,385

OPERATING EXPENSE
Rental property	108,294	91,378
Real estate taxes	54,459	48,183
General and administrative	38,872	33,579
Depreciation and amortization	114,566	100,276

Total operating expenses	316,191	273,416

Operating income	196,800	183,969

OTHER INCOME (EXPENSE)
Interest and other income	8,125	6,497
Interest expense	(89,882)	(83,502)

Total other income (expense)	(81,757)	(77,005)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	115,043	106,964
Gain on property dispositions	1,641	17,257
Income taxes	508	15
Minority interest	(45)	—
Equity in earnings of unconsolidated joint ventures	1,026	1,250

Income from continuing operations	118,173	125,486

Discontinued operations (including net gain on property dispositions of $24,376 and $87,588 for the nine months ended September 30, 2007 and 2006, respectively)	29,623	99,460

Net income	147,796	224,946

Preferred unit distributions	(11,874)	(10,203)
Excess of preferred unit redemption over carrying amount	(696)	—

Income available to common unitholders	$135,226	$214,743

Earnings per common unit
Basic:
Income from continuing operations	$1.11	$1.24
Income from discontinued operations	0.31	1.07

Income per common unit – basic	$1.42	$2.31

Diluted:
Income from continuing operations	$1.10	$1.22
Income from discontinued operations	0.31	1.06

Income per common unit – diluted	$1.41	$2.28

Distributions per common unit	$1.865	$1.85

Weighted average number of common units outstanding
Basic	95,369	92,717
Diluted	96,095	93,978
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES
Net income	$147,796	$224,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,378	113,927
Amortization of deferred financing costs	3,002	3,188
Equity in earnings of unconsolidated joint ventures	(1,026)	(1,250)
Distributions from unconsolidated joint ventures	1,934	3,026
Minority interest in net income	45	—
Gain on property dispositions	(26,017)	(104,845)
Noncash compensation	6,691	5,205
Changes in operating assets and liabilities:
Restricted cash	25,861	18,289
Accounts receivable	(2,770)	(8,071)
Deferred rent receivable	(5,140)	1,162
Prepaid expenses and other assets	(25,736)	(28,428)
Accounts payable	28,004	8,234
Accrued interest	(6,474)	(8,088)
Other liabilities	29,679	(7,701)

Net cash provided by operating activities	295,227	219,594

INVESTING ACTIVITIES
Investment in properties	(265,150)	(220,163)
Investments in and advances to unconsolidated joint ventures	(22,854)	(5,484)
Net proceeds from disposition of properties/land	284,616	383,331
Investment in development in progress	(373,904)	(255,415)
Investment in land held for development	(104,336)	(52,064)
Investment in deferred leasing costs	(36,095)	(20,796)

Net cash used in investing activities	(517,723)	(170,591)

FINANCING ACTIVITIES
Net proceeds from issuance of preferred units	99,957	—
Redemption of preferred units	(23,650)	—
Net proceeds from issuance of unsecured notes	446,205	—
Repayments of unsecured notes	(250,000)	—
Repayments of mortgage loans	(8,118)	(37,586)
Proceeds from credit facility	917,750	419,095
Repayments on credit facility	(791,750)	(346,065)
Increase in deferred financing costs	(967)	(1,971)
Capital contributions	53,754	60,875
Distributions to partners	(240,207)	(180,881)

Net cash provided by (used in) financing activities	202,974	(86,533)

Decrease in cash and cash equivalents	(19,522)	(37,530)
Increase in cash and cash equivalents related to foreign currency translation	1,816	2,474
Cash and cash equivalents at beginning of period	53,737	61,629

Cash and cash equivalents at end of period	$36,031	$26,573

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$71,305	$75,447
Assumption of mortgage loans	$54,126	$—
Issuance of operating partnership units	$—	$30,000
See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (“the Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership, (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.6% of the common equity of the Operating Partnership at September 30, 2007. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties that are located within the United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
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

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$37,730			$37,798
Less: Preferred unit distributions	(4,246)			(3,401)

Basic income from continuing operations
Income from continuing operations available to common unitholders	33,484	95,095	$0.35	34,397	93,877	$0.36

Dilutive units for long-term compensation plans	—	462		—	1,133

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	33,484	95,557	$0.35	34,397	95,010	$0.36

Basic income from discontinued operations
Discontinued operations	5,395	95,095	$0.06	14,677	93,877	$0.16

Dilutive units for long-term compensation plans	—	462		—	1,133

Diluted income from discontinued operations
Discontinued operations	5,395	95,557	$0.06	14,677	95,010	$0.16

Basic income per common unit
Income available to common unitholders	38,879	95,095	$0.41	49,074	93,877	$0.52

Diluted units for long-term compensation plans	—	462		—	1,133

Diluted income per common unit
Income available to common unitholders and assumed conversions	$38,879	95,557	$0.41	$49,074	95,010	$0.52

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
		Weighted			Weighted
	Income	Average Units	Per	Income	Average Units
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$118,173			$125,486
Less: Preferred unit distributions	(11,874)			(10,203)
Less: Excess of preferred unit redemption over carrying amount	(696)			—

Basic income from continuing operations
Income from continuing operations available to common unitholders	105,603	95,369	$1.11	115,283	92,717	$1.24

Dilutive units for long-term compensation plans	—	726		—	1,261

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	105,603	96,095	$1.10	115,283	93,978	$1.22

Basic income from discontinued operations
Discontinued operations	29,623	95,369	$0.31	99,460	92,717	$1.07

Dilutive units for long-term compensation plans	—	726		—	1,261

Diluted income from discontinued operations
Discontinued operations	_29,623	96,095	$0.31	99,460	93,978	$1.06

Basic income per common unit
Income available to common unitholders	135,226	95,369	$1.42	214,743	92,717	$2.31

Diluted units for long-term compensation plans	—	726		—	1,261

Diluted income per common unit
Income available to common unitholders and assumed conversions	$135,226	96,095	$1.41	$214,743	93,978	$2.28

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity – common units. Other comprehensive income for the three and nine months ended September 30, 2007 was $1.8 million and $4.0 million, respectively, as compared to $1.3 million and $6.9 million, respectively, for the same periods in 2006. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments, which equaled $24.3 million and $20.3 million at September 30, 2007 and December 31, 2006, respectively, that have been previously recorded in general partner’s equity – common units.

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
The Company began to report the results of the Arizona segment during the three months ended March 31, 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above including reclassification of all comparative prior period segment information.
Gross investment in operating real estate for the Arizona segment increased from $31.7 million at December 31, 2006 to $182.3 million at September 30, 2007 due to acquisitions throughout 2007.
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
For the Three Months Ended September 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$43,760	$13,897	$23,164	$22,440	$34,368	$36,283	$2,955	$958	$177,825
Rental property expenses and real estate taxes	14,255	4,660	5,790	7,435	10,267	13,187	642	204	56,440

Property level operating income	$29,505	$9,237	$17,374	$15,005	$24,101	$23,096	$2,313	$754	121,385

Interest and other income									2,536
Interest expense									(33,521)
General and administrative									(13,144)
Depreciation and amortization									(40,720)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures									36,536
Gain on property dispositions									190
Income taxes									1,022
Minority interest									11
Equity in loss of unconsolidated joint ventures									(29)
Discontinued operations									5,395

Net income									$43,125

For the Three Months Ended September 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$42,831	$13,346	$20,686	$19,172	$30,874	$27,600	$1,003	$230	$155,742
Rental property expenses and real estate taxes	14,178	4,267	2,893	6,730	9,632	9,117	154	47	47,018

Property level operating income	$28,653	$9,079	$17,793	$12,442	$21,242	$18,483	$849	$183	108,724

Interest and other income									2,945
Interest expense									(28,380)
General and administrative									(12,016)
Depreciation and amortization									(34,330)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									36,943
Loss on property dispositions									(104)
Income taxes									625
Equity in earnings of unconsolidated joint ventures									334
Discontinued operations									14,677

Net income									$52,475

For the Nine Months Ended September 30, 2007

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$130,645	$41,254	$66,386	$62,657	$99,118	$105,955	$5,031	$1,945	$512,991
Rental property expenses and real estate taxes	43,639	13,506	16,734	21,593	30,278	35,383	1,090	530	162,753

Property level operating income	$87,006	$27,748	$49,652	$41,064	$68,840	$70,572	$3,941	$1,415	350,238

Interest and other income									8,125
Interest expense									(89,882)
General and administrative									(38,872)
Depreciation and amortization									(114,566)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									115,043
Gain on property dispositions									1,641
Income taxes									508
Minority interest									(45)
Equity in earnings of unconsolidated joint ventures									1,026
Discontinued operations									29,623

Net income									$147,796

For the Nine Months Ended September 30, 2006

	Delaware Valley		Midwest
	Southeastern		Lehigh		Mid-			United
	Pennsylvania	Other	Valley	Other	Atlantic	Florida	Arizona	Kingdom	Total
Operating revenue	$127,994	$39,429	$62,406	$59,399	$87,707	$78,178	$1,550	$722	$457,385
Rental property expenses and real estate taxes	40,815	11,810	13,361	20,987	26,497	25,722	193	176	139,561

Property level operating income	$87,179	$27,619	$49,045	$38,412	$61,210	$52,456	$1,357	$546	317,824

Interest and other income									6,497
Interest expense									(83,502)
General and administrative									(33,579)
Depreciation and amortization									(100,276)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									106,964
Gain on property dispositions									17,257
Income taxes									15
Equity in earnings of unconsolidated joint ventures									1,250
Discontinued operations									99,460

Net income									$224,946

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on the disposition of operating real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties for the three and nine months ended September 30, 2007 were $93.1 million and $275.0 million, respectively, as compared to $31.1 million and $289.3 million, respectively, for the same periods in 2006.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues	$6,573	$16,358	$25,597	$56,828
Operating expenses	(2,981)	(6,854)	(10,692)	(21,845)
Interest expense	(736)	(2,570)	(3,689)	(9,850)
Depreciation and amortization	(1,606)	(3,643)	(5,969)	(13,261)

Income before property dispositions and minority interest	$1,250	$3,291	$5,247	$11,872

Twenty-five properties totaling 925,000 square feet located in the Company’s Midwest segment were considered to be held for sale as of September 30, 2007.
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

Note 4: Joint Ventures
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company is developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. In connection with the transaction, the joint venture obtained a $324 million forward loan commitment at a rate of 6.15% assuming the loan closes in March 2008. The Company can extend the funding for a period of up to six months. In addition to retaining a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Under the terms of the joint venture arrangement, the Company is obligated to complete development of the building, the estimated cost of which is approximately $495 million, and is also obligated to complete the initial lease up of the property. Based upon the updated leasing schedule as of September 30, 2007, the Company may have to fund $3.5 million in rent support. The criteria for sale recognition in accordance with SFAS No. 66 “Accounting for the Sale of Real Estate” have not been met and this transaction is accounted for a financing arrangement.
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
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of office space in 14 buildings and 98 acres of developable land. In addition to having a 20% interest, the Company will receive leasing and property management fees and may receive a promoted interest if certain return thresholds are met.
Note 5: Unsecured Notes
In August 2007, the Company repaid $100 million of 7.25% senior unsecured notes.
In September 2007, the Company issued $300 million of 6.625% senior unsecured notes maturing on October 1, 2017. The proceeds from this issuance were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust and Republic Property Limited Partnership – See Note 9: Subsequent Events.
Note 6: Preferred Units
On June 15, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs.
On August 21, 2007, the Company raised $100.0 million through the issuance in a private placement of 7.40% Series H Cumulative Redeemable Preferred Units. The proceeds from this offering were used to repay borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust and Republic Property Limited Partnership –See Note 8: Subsequent Events.
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at September 30, 2007 and December 31, 2006, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom examinations by tax authorities for years before 2002.
Note 8: Subsequent Events
On October 4, 2007, the Company completed its purchase of Republic Property Trust and Republic Property Limited Partnership, (together, “Republic”). The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Operating Partnership. In the mergers, each holder of the former common shares of Republic and partnership units of its operating partnership was paid $14.70 in cash, without interest.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic assets for $900 million, which includes the assumption of $287.8 million in debt. The joint venture owns 2.6 million square feet of office properties in the Greater Washington, DC area. The Republic portfolio consists of 13 operating properties consisting of 24 office buildings and a redevelopment property which, upon completion, is expected to comprise 176,000 square feet of office space. The joint venture is eventually expected to grow to approximately $2.2 billion through the acquisition and development of additional properties in the Washington, DC and Northern Virginia markets.
The cost of the Republic transaction to the Company, including the merger consideration and related transaction expenses, is expected to exceed the purchase price of $900 million that the joint venture paid for the Republic properties by an amount in the range of $20 million to $25 million.

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
As of September 30, 2007, the Company owned and operated 371 industrial and 302 office properties (the “Wholly Owned Properties in Operation”) totaling 61.5 million square feet. In addition, as of September 30, 2007, the Company owned 27 properties under development which when completed will comprise 5.2 million square feet (the “Wholly Owned Properties under Development”) and 1,300 acres of developable land, substantially all of which is zoned for commercial use. Additionally, the Company had an ownership interest, through unconsolidated joint ventures, in 44 industrial and 23 office properties comprising 8.7 million square feet, (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four development properties comprising 690,000 square feet (the “JV Properties under Development” and together with the Wholly Owned Properties under Development, the “Properties under Development”) and 478 acres of developable land, substantially all of which is zoned for commercial use.
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
Rental demand for the Properties in Operation generally improved during the nine months ended September 30, 2007, as compared to 2006. Although in some markets the Company continues to experience market conditions characterized by an oversupply of leaseable space and/or soft demand, the Company believes that the majority of its markets are recovering from several years of a generally slow real estate economy. Rental rates in many of the Company’s markets have stabilized or improved. The Company successfully leased 3.5 million square feet during the three months ended September 30, 2007 and attained occupancy of 92.9% for the Wholly Owned Properties in Operation and 93.0% for the Joint Venture Properties in Operation for a combined occupancy of 92.9% for the Properties in Operation as of that date. The Company believes that straight line rents on renewal and replacement leases for 2008 will on average be 0% to 2% greater than rents on expiring leases, notwithstanding selected decreases. Furthermore, the Company believes that the average occupancy for its Properties in Operation will not decrease or increase by more than 1% for 2008 compared to 2007.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the third quarter market conditions for acquisitions have been unsettled because of adverse events in the housing and CMBS markets. However, in the first half of 2007 conditions for the acquisition of properties were very competitive. For 2007, the Company believes that wholly owned property acquisitions will be in the $300 million to $400 million range. During the three months ended September 30, 2007, the Company acquired five properties representing 428,000 square feet for a Total Investment, as defined below, of $88.9 million. From January 1, 2007 to September 30, 2007, the Company acquired 19 properties representing 2.4 million square feet for a Total Investment of $289.9 million. These acquisitions generally served to increase the Company’s presence or balance the product mix in markets the Company believes to have significant potential. The properties acquired in the nine months ended September 30, 2007 were primarily located in Phoenix (970,000 square feet) and Houston (900,000 square feet). “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs. For 2008, the Company believes that wholly owned property acquisitions will be in the $100 million to $200 million range and that, similar to 2007, certain of the acquired properties will be either vacant or underleased.

Dispositions
During the third quarter market conditions for dispositions have been unsettled because of adverse events in the housing and CMBS markets. However, in the first half of 2007 the real estate disposition market was very strong. The Company anticipates that wholly owned disposition activity will be in the $350 million to $450 million range for 2007. Disposition activity allows the Company to (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. During the three months ended September 30, 2007, the Company realized proceeds of $94.6 million from the sale of eight operating properties representing 1.1 million square feet and two acres of land. From January 1, 2007 to September 30, 2007, the Company realized proceeds of $289.9 million from the sale of 37 operating properties representing 3.8 million square feet and 151 acres of land. A substantial portion of the properties sold during these periods were in the Michigan market. For 2008, the Company believes that it will dispose of $250 million to $350 million of operating properties.
Development
The Company continues to pursue development opportunities and the Company believes that during 2007 it will bring into service from its development pipeline (excluding the Comcast Center, discussed below) approximately $380 million of Total Investment in operating real estate. During the three months ended September 30, 2007, the Company brought into service four Wholly Owned Properties under Development representing 878,000 square feet and a Total Investment of $73.0 million, and initiated $87.8 million in real estate development. During the nine months ended September 30, 2007, the Company brought into service 18 Wholly Owned Properties under Development representing 3.3 million square feet and a Total Investment of $262.1 million, and initiated $204.2 million in real estate development. As of September 30, 2007, the projected Total Investment of the Wholly Owned Properties under Development (excluding the Comcast Center) was $404.5 million. For 2008, the Company believes that it will bring into service from its development pipeline (excluding the Comcast Center) approximately $200 million to $300 million of Total Investment in operating real estate.
Comcast Center Activity
During the three months ended September 30, 2007, the Company brought into service 351,000 square feet of the Comcast Center equaling $137.7 million of Total Investment. The balance of the Comcast Center is scheduled to be brought into service during the fourth quarter of 2007 and the first and second quarters of 2008. The projected Total Investment at September 30, 2007 for the remainder of the Comcast Center to be brought into service is $357.3 million. In April 2006, the Company entered into a joint venture, whereby the Company sold an 80% interest in the equity of the Comcast Center. The terms of the joint venture obligate the Company to complete the development of the building and consequently this development is treated as a Wholly Owned Property under Development. In 2008, the Company expects to effectuate sale treatment of the Comcast Center to the unconsolidated joint venture –See Note 4 to the Company’s financial statements.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the three months ended September 30, 2007, joint ventures in which the Company held an ownership interest acquired two properties representing 745,000 square feet for a Total Investment of $44.2 million. During the nine months ended September 30, 2007, joint ventures in which the Company held an ownership interest acquired four properties representing 1.2 million square feet for a Total Investment of $70.6 million. The Company believes that joint ventures in which it holds an ownership interest will acquire properties in the $1.2 billion to $1.3 billion range in 2007. Such acquisitions include the recent formation of two joint ventures, the Blythe Valley JV Sarl and the Liberty Washington, LP. For 2008, the Company believes that joint venture property acquisitions will be in the $200 million to $250 million range.
Dispositions
During 2007, the joint ventures in which the Company held an interest did not dispose of any properties and does not anticipate doing so for the remainder of 2007.

Development
For 2007, the Company expects joint ventures in which it holds an ownership interest to bring into service from their development pipeline $55 million of Total Investment in operating properties. During the three months ended September 30, 2007, there were no development properties brought into service by unconsolidated joint ventures. During the nine months ended September 30, 2007, unconsolidated joint ventures brought into service two development properties representing 796,000 square feet and a Total Investment of $38.5 million and initiated $16.4 million in real estate development. As of September 30, 2007, the projected Total Investment of Joint Venture Properties under Development was $60.9 million. For 2008, the Company expects joint ventures in which it holds an ownership interest to bring into service $50 million to $70 million of Total Investment in operating properties.
Blythe Valley JV Sarl
In September 2007, a newly formed joint venture in which the Company holds a 20% interest acquired the Blythe Valley Park for $325 million. The park consists of 491,000 square feet of office space and 98 acres of developable land and is located in close proximity to the city of Birmingham, UK.
Liberty Washington, LP
On October 4, 2007, the Company completed its purchase of Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”). The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s operating partnership. In the mergers, each holder of the former common shares of Republic and partnership units of its operating partnership was paid $14.70 in cash, without interest.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic assets for $900 million. The joint venture is eventually expected to grow to approximately $2.2 billion through the acquisition and development of additional properties in the Washington, D.C. and Northern Virginia markets.
PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of September 30, 2007 and 2006 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30		September 30		September 30
	2007	2006	2007	2006	2007	2006
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.23	$4.34	27,729	26,042	94.5%	95.3%
Industrial-Flex	$8.87	$8.72	12,207	12,525	91.1%	93.7%
Office	$13.60	$13.90	21,529	20,076	91.9%	90.3%

	$8.38	$8.45	61,465	58,643	92.9%	93.3%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30		September 30		September 30
	2007	2006	2007	2006	2007	2006
Joint Venture Properties in Operation:
Industrial-Distribution	$3.69	$4.09	7,705	5,638	93.3%	91.3%
Industrial-Flex	$30.04	$30.08	171	170	89.4%	100.0%
Office	$31.04	$33.64	855	364	90.7%	98.1%

	$6.79	$6.73	8,731	6,172	93.0%	92.0%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	September 30		September 30		September 30
	2007	2006	2007	2006	2007	2006
Properties in Operation:
Industrial-Distribution	$4.11	$4.29	35,434	31,680	94.2%	94.6%
Industrial-Flex	$9.16	$9.02	12,378	12,695	91.1%	93.8%
Office	$14.24	$14.29	22,384	20,440	91.9%	90.5%

	$8.18	$8.29	70,196	64,815	92.9%	93.1%

Geographic segment data for the three and nine months ended September 30, 2007 and 2006 are included in Note 2 to the Company’s financial statements.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify, and enter into agreements with suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company’s ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts and impairment of real estate and intangibles. During the three months ended September 30, 2007, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three and nine months ended September 30, 2007 with the results of operations of the Company for the three and nine months ended September 30, 2006. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2007 and 2006, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three and Nine Months Ended September 30, 2007 to Three and Nine Months Ended September 30, 2006
Overview
The Company’s average gross investment in operating real estate owned for the three months ended September 30, 2007 increased to $4,710.8 million from $3,913.7 million for the three months ended September 30, 2006, and for the nine months ended September 30, 2007 increased to $4,476.4 million from $3,832.8 million for the nine months ended September 30, 2006. These increases in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes, and depreciation and amortization expense.

Total operating revenue increased to $177.8 million for the three months ended September 30, 2007 from $155.7 million for the three months ended September 30, 2006 and increased to $513.0 million for the nine months ended September 30, 2007 from $457.4 million for the nine months ended September 30, 2006. The $22.1 million increase during the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the increase in investment in operating real estate, the increase in operating revenue from the Same Store group of properties, discussed below, and an increase in “Termination Fees,” which totaled $1.9 million for the three months ended September 30, 2007 as compared to $0.5 million for the same period in 2006. The $55.6 million increase during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. This increase was partially offset by a decrease in “Termination Fees,” which totaled $3.1 million for the nine months ended September 30, 2007 as compared to $5.4 million for the same period in 2006. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended				Nine Months Ended
	September 30,	September 30,			September 30,	September 30,
	2007	2006	% inc (dec)		2007	2006	% inc (dec)
Delaware Valley
– SE Pennsylvania	$29,505	$28,653	3.0%		$87,006	$87,179	(0.2)%
– Other	9,237	9,079	1.7%		27,748	27,619	0.5%
Midwest
– Lehigh Valley	17,374	17,793	(2.4)%	(1)	49,652	49,045	1.2%	(1)
– Other	15,005	12,442	20.6%	(2)	41,064	38,412	6.9%	(2)
Mid-Atlantic	24,101	21,242	13.5%	(2)	68,840	61,210	12.5%	(2)
Florida	23,096	18,483	25.0%	(2)	70,572	52,456	34.5%	(2)
Arizona	2,313	849	172.4%	(3)	3,941	1,357	190.4%	(3)
United Kingdom	754	183	312.0%	(4)	1,415	546	159.2%	(5)

Totals	$121,385	$108,724	11.6%		$350,238	$317,824	10.2%

(1)	Results for the three and nine months ended September 30, 2006 include a non-recurring bankruptcy settlement. The decrease related to the settlement in 2007 was partially offset in the three months ended September 2007 and completely offset in the nine months ending September 30, 2007 by an increase in average gross investment in operating real estate.

(2)	The increases for the three and nine months ended September 30, 2007 versus the three and nine months ended September 30, 2006 are primarily due to an increase in average gross investment in operating real estate and increased occupancy during 2007.

(3)	The increases for the three and nine months ended September 30, 2007 versus the three and nine months ended September 30, 2006 are primarily due to an increase in average gross investment in operating real estate during 2007.

(4)	The increase for the three months ended September 30, 2007 versus the three months ended September 30, 2006 is primarily due to an increase in average gross investment in operating real estate during 2007.

(5)	The increase for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006 is primarily due to an increase in average gross investment in operating real estate and increased occupancy during 2007.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $105.0 million for the three months ended September 30, 2007 from $104.5 million for the three months ended September 30, 2006 on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and increased to $104.3 million for the three months ended September 30, 2007 from $102.9 million for the three months ended September 30, 2006 on a cash basis. These increases of 0.5% and 1.3%, respectively, are primarily due to an increase in average rent per square foot for the Same Store properties, partially offset by the recovery of a $2.0 million tenant bankruptcy settlement in 2006.

Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $313.4 million for the nine months ended September 30, 2007 from $306.4 million for the nine months ended September 30, 2006 on a straight line basis and increased to $311.6 million for the nine months ended September 30, 2007 from $301.9 million for the nine months ended September 30, 2006 on a cash basis. These increases of 2.3% and 3.2%, respectively, are primarily due to an increase in occupancy and an increase in average rent per square foot for the Same Store properties, partially offset by the recovery of a $2.0 million tenant bankruptcy settlement in 2006.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 594 properties totaling approximately 51.7 million square feet owned since January 1, 2006.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three and nine months ended September 30, 2007 and 2006. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when trying to understand the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Same Store:
Rental revenue	$106,295	$104,517	$317,615	$310,690
Operating expenses:
Rental property expense	33,566	30,524	100,341	91,833
Real estate taxes	15,845	15,635	47,384	46,347
Operating expense recovery	(48,091)	(46,106)	(143,528)	(133,847)

Unrecovered operating expenses	1,320	53	4,197	4,333

Property level operating income	104,975	104,464	313,418	306,357
Less straight line rent	673	1,536	1,858	4,425

Cash basis property level operating income	$104,302	$102,928	$311,560	$301,932

Reconciliation of non-GAAP financial measure:
Property level operating income — Same Store	$104,975	$104,464	$313,418	$306,357
Property level operating income — properties purchased or developed subsequent to January 1, 2006	14,545	3,751	33,670	6,103
Termination fees	1,865	509	3,150	5,364
General and administrative expense	(13,144)	(12,016)	(38,872)	(33,579)
Depreciation and amortization expense	(40,720)	(34,330)	(114,566)	(100,276)
Other income (expense)	(30,985)	(25,435)	(81,757)	(77,005)
Gain (loss) on property dispositions	190	(104)	1,641	17,257
Income taxes	1,022	625	508	15
Minority interest	(5,703)	(4,935)	(17,244)	(14,957)
Equity in (loss) earnings of unconsolidated joint ventures	(29)	334	1,026	1,250
Discontinued operations, net of minority interest	5,158	14,022	28,325	95,233

Net income	$37,174	$46,885	$129,299	$205,762

General and Administrative
General and administrative expenses increased to $13.1 million for the three months ended September 30, 2007 from $12.0 million for the three months ended September 30, 2006 and increased to $38.9 million for the nine months ended September 30, 2007 from $33.6 million for the nine months ended September 30, 2006. These increases were primarily due to increases in costs related to cancelled projects and compensation expense for real estate personnel necessitated by the competitive real estate market and increases in personnel consistent with the size and complexity of the Company.
Depreciation and Amortization
Depreciation and amortization increased to $40.7 million for the three months ended September 30, 2007 from $34.3 million for the three months ended September 30, 2006 and increased to $114.6 million for the nine months ended September 30, 2007 from $100.3 million for the nine months ended September 30, 2006. These increases were primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are amortized over a shorter period than buildings.
Interest Expense
Interest expense increased to $33.5 million for the three months ended September 30, 2007 from $28.4 million for the three months ended September 30, 2006 and increased to $89.9 million for the nine months ended September 30, 2007 from $83.5 million for the nine months ended September 30, 2006. The average debt outstanding for the respective periods was $2,721.9 million for the three months ended September 30, 2007 as compared to $2,232.4 million for the three months ended September 30, 2006 and $2,592.1 million for the nine months ended September 30, 2007 as compared to $2,232.9 million for the nine months ended September 30, 2006. Interest costs for the three months ended September 30, 2007 and 2006 in the amount of $12.8 million and $7.6 million, respectively, and interest costs for the nine months ended September 30, 2007 and 2006 in the amounts of $36.6 million and $21.0 million, respectively, were capitalized. The increase in capitalized interest costs was primarily due to the increased investment in Wholly Owned Properties under Development. The effect of the increase in the average debt outstanding was partially offset by the increase in capitalized interest costs and decreases in the weighted average interest rates for the periods to 6.49% for the three months ended September 30, 2007 from 6.70% for the three months ended September 30, 2006 and to 6.50% for the nine months ended September 30, 2007 from 6.66% for the nine months ended September 30, 2006. Interest expense allocated to discontinued operations for the three months ended September 30, 2007 and 2006 was $0.7 million and $2.6 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $3.7 million and $9.9 million, respectively. The decrease in interest allocated to discontinued operations is due to the level of dispositions in 2007 versus 2006.
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
Gain on property dispositions increased to a gain of $190,000 for the three months ended September 30, 2007 compared to a loss of $104,000 for the three months ended September 30, 2006; and decreased to a gain of $1.6 million for the nine months ended September 30, 2007 compared to a gain of $17.3 million for the nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was the result of the gain on sale of properties to a joint venture in which the Company has an ownership interest in the nine months ended September 30, 2006.

Income from discontinued operations decreased to $5.2 million from $14.0 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 and decreased to $28.3 million from $95.2 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. The decrease for the three month period ended September 30, 2007 is primarily due to lower operating income and the decrease in gains recognized on sales which were $4.1 million for the three months ended September 30, 2007 compared to $11.4 million for the three months ended September 30, 2006. The decrease for the nine month period ended September 30, 2007 is primarily due to lower operating income and the decrease in gains recognized on sales which were $24.4 million for the nine months ended September 30, 2007 compared to $87.6 million for the nine months ended September 30, 2006.
As a result of the foregoing, the Company’s net income decreased to $37.2 million for the three months ended September 30, 2007 from $46.9 million for the three months ended September 30, 2006 and decreased to $129.3 million for the nine months ended September 30, 2007 from $205.8 million for the nine months ended September 30, 2006.
Liquidity and Capital Resources
As of September 30, 2007, the Company had cash and cash equivalents of $67.2 million, including $31.2 million in restricted cash.
Net cash flow provided by operating activities increased to $295.3 million for the nine months ended September 30, 2007 from $219.6 million for the nine months ended September 30, 2006. This $75.7 million increase was due to fluctuations in operating assets and liabilities during the respective periods. Net cash flow provided by operations is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash used in investing activities increased to $517.8 million for the nine months ended September 30, 2007 from $170.6 million for the nine months ended September 30, 2006. This $347.2 million change primarily resulted from an increase in property acquisitions, a decrease in net proceeds from the disposition of properties/land and an increase in investment in development in progress and land held for development.
Net cash provided by financing activities was $203.0 million for the nine months ended September 30, 2007 compared to $86.5 million used in financing activities for the nine months ended September 30, 2006. This $289.5 million change was primarily due to the issuance of $100 million of preferred units, $300 million of senior unsecured notes and a $150 million term loan in 2007, partially offset by the purchase of $50 million of treasury shares, the redemption of $24 million of preferred units, the repayment of $100 million of senior unsecured notes and the repayment of the $150 million term loan in 2007. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the nine months ended September 30, 2007, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the $600 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The $600 million Credit Facility expires in January 2010, and has a one-year extension option.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At September 30, 2007, a £5 million short term loan facility and a £7 million revolving credit facility are undrawn and available. The short term loan matures on November 22, 2007 and the revolving credit facility expires on November 22, 2011.

The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of September 30, 2007 the Company’s debt to gross assets ratio was 44.4%, and for the nine months ended September 30, 2007, the fixed charge coverage ratio was 2.4. Debt to gross assets equals total long-term debt, borrowings under the $600 million Credit Facility, and borrowings under the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of September 30, 2007, $232.0 million in mortgage loans and $2,155.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.6%. The interest rates on $2,387.0 million of mortgage loans and unsecured notes are fixed and range from 5.125% to 9.75%. The weighted average remaining term for the mortgage loans and unsecured notes is 6.1 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding, the $600 million Credit Facility, the Liberty/Commerz 1701 JFK Boulevard, LP financing arrangement and the related weighted average interest rates as of September 30, 2007 are as follows (in thousands, except percentages):

	MORTGAGES						WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT			AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY		TOTAL	INTEREST RATE
2007 (3 months)	$2,568	$—	$—	$—		$2,568	6.94%
2008	8,576	39,753	—	152,960	(1)	201,289	6.34%
2009	6,345	46,148	270,000	—		322,493	7.77%
2010	5,563	4,738	200,000	220,000		430,301	7.21%
2011	4,882	10,730	250,000	—		265,612	7.25%
2012	4,041	32,910	235,000	—		271,951	6.47%
2013	3,542	4,518	—-	—		8,060	6.35%
2014	3,553	2,681	200,000	—		206,234	5.66%
2015	2,978	44,469	300,000	—		347,447	5.24%
2016	2,220	—	300,000	—		302,220	5.50%
2017 & thereafter	1,771	—	400,000	—		401,771	6.84%

	$46,039	$185,947	$2,155,000	$372,960		$2,759,946	6.54%

(1)	Represents a deposit by the joint venture partner in the Comcast Center (see Note 4 to the Company’s financial statements) which bears interest at the greater of 5% or the current rate on the $600 million Credit Facility until development of the Comcast Center building is completed.
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

The expiring square feet and annual net rent by year for the Properties in Operation as of September 30, 2007 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Wholly Owned Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2007 (3 months)	427	$1,777	377	$3,244	576	$6,384	1,380	$11,405
2008	3,191	13,107	2,069	18,982	1,925	28,515	7,185	60,604
2009	4,076	18,490	1,973	18,229	3,023	44,362	9,072	81,081
2010	2,755	13,392	1,724	15,881	2,738	38,978	7,217	68,251
2011	2,909	13,414	1,190	12,444	2,336	36,182	6,435	62,040
2012	4,501	22,318	1,480	14,561	2,425	38,525	8,406	75,404
Thereafter	8,337	44,513	2,312	25,467	6,762	125,897	17,411	195,877

TOTAL	26,196	$127,011	11,125	$108,808	19,785	$318,843	57,106	$554,662

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Joint Venture Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2007 (3 months)	607	$2,221	44	$1,523	—	$—	651	$3,744
2008	1,156	4,996	9	310	69	2,019	1,234	7,325
2009	361	1,400	11	330	61	2,332	433	4,062
2010	965	3,976	19	756	65	2,605	1,049	7,337
2011	868	3,600	11	385	91	3,415	970	7,400
2012	452	2,121	19	663	98	3,671	569	6,455
Thereafter	2,783	13,199	39	1,395	391	14,034	3,213	28,628

TOTAL	7,192	$31,513	152	$5,362	775	$28,076	8,119	$64,951

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
Properties	Square	Annual	Square	Annual	Square	Annual	Square	Annual
in Operation:	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2007 (3 months)	1,034	$3,998	421	$4,767	576	$6,384	2,031	$15,149
2008	4,347	18,103	2,078	19,292	1,994	30,534	8,419	67,929
2009	4,437	19,890	1,984	18,559	3,084	46,694	9,505	85,143
2010	3,720	17,368	1,743	16,637	2,803	41,583	8,266	75,588
2011	3,777	17,014	1,201	12,829	2,427	39,597	7,405	69,440
2012	4,953	24,439	1,499	15,224	2,523	42,196	8,975	81,859
Thereafter	11,120	57,712	2,351	26,862	7,153	139,931	20,624	224,505

TOTAL	33,388	$158,524	11,277	$114,170	20,560	$346,919	65,225	$619,613

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 5.9 million square feet of Properties under Development as of September 30, 2007 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial			Percent	Total
	In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned
Properties under
Development	4th Quarter 2007	168,000	174,177	523,583	865,760	82.8%	$118,910
	1st Quarter 2008	269,040	—	—	269,040	55.4%	15,467
	2nd Quarter 2008	—	34,000	172,757	206,757	63.6%	36,196
	3rd Quarter 2008	341,000	115,600	—	456,600	21.9%	25,570
	4th Quarter 2008	963,540	—	139,700	1,103,240	—	70,598
	1st Quarter 2009	63,600	—	90,352	153,952	—	21,513
	2nd Quarter 2009	920,400	—	254,320	1,174,720	3.9%	102,992
	3rd Quarter 2009	—	—	73,345	73,345	—	13,233

	TOTAL	2,725,580	323,777	1,254,057	4,303,414	26.6%	404,479

Comcast Center	4th Quarter 2007, 1st & 2nd Quarter 2008	—	—	902,648	902,648	94.1%	357,289

Joint Venture
Properties under
Development	4th Quarter 2007	340,000	—	—	340,000	100.0%	16,391
	2nd Quarter 2008	—	—	54,230	54,230	—	26,176
	3rd Quarter 2008	296,100	—	—	296,100	39.5%	18,296

	TOTAL	636,100	—	54,230	690,330	61.8%	60,863

Total Properties under
Development	TOTAL	3,361,680	323,777	2,210,935	5,896,392	41.0%	$822,631

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC (the “Shelf Registration Statement”). As of November 1, 2007, pursuant to the Shelf Registration Statement, the Trust had the capacity to issue up to $586.1 million in equity securities and the Operating Partnership had the capacity to issue up to $210.2 million in debt securities.
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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Reconciliation of net income to FFO — basic

Net Income	$37,174	$46,885	$129,299	$205,762

Basic — Income available to common shareholders	37,174	46,885	129,299	205,762
Basic — income available to common shareholders per weighted average share	$0.41	$0.52	$1.42	$2.31

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	1,134	792	2,819	2,108
Depreciation and amortization	41,715	37,404	118,704	111,804
Gain on property dispositions	(5,302)	(12,192)	(27,238)	(106,487)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,648)	(1,160)	(4,132)	(479)

Funds from operations available to common shareholders — basic	$73,073	$71,729	$219,452	$212,708

Basic Funds from operations available to common shareholders per weighted average share	$0.80	$0.80	$2.41	$2.39

Reconciliation of net income to FFO — diluted:

Net Income	$37,174	$46,885	$129,299	$205,762

Diluted — income available to common shareholders	37,174	46,885	129,299	205,762
Diluted — income available to common shareholders per weighted average share	$0.41	$0.52	$1.41	$2.28

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	1,134	792	2,819	2,108
Depreciation and amortization	41,715	37,404	118,704	111,804
Gain on property dispositions	(5,302)	(12,192)	(27,238)	(106,487)
Minority interest less preferred share distributions and excess of preferred unit redemption over carrying amount	1,705	2,189	5,927	8,981

Funds from operations available to common shareholders — diluted	$76,426	$75,078	$229,511	$222,168

Diluted Funds from operations available to common shareholders per weighted average share	$0.80	$0.79	$2.39	$2.36

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	90,905	89,675	91,179	88,923
Dilutive shares for long term compensation plans	462	1,133	726	1,261

Diluted shares for net income calculations	91,367	90,808	91,905	90,184
Weighted average common units	4,190	4,202	4,190	3,794

Diluted shares for Funds from operations calculations	95,557	95,010	96,095	93,978

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
Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s merger with Republic on October 4, 2007. The litigation is summarized below. The litigation arises out of a dispute between Republic and certain parties, two of whom were members of its Board of Trustees and “founders” of Republic. The dispute includes claims arising from the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered in to at the time of Republic’s formation.

On November 17, 2006, Republic disclosed in a Form 8-K that Mr. Grigg, its President and Chief Development Officer, had notified it that he was terminating his employment, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. The Company disagrees with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due, and we have not remitted any such payments, to Mr. Grigg under the terms of his employment agreement.

On December 22, 2006, Mr. Grigg filed a lawsuit against Republic in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) Republic breached his employment agreement, (ii) Republic breached its duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and Republic is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The Company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his complaint. Republic originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. Republic subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the below described litigation pending in the United States District Court for the District of Columbia. The Company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The Company seeks damages and other appropriate relief on these counterclaims.

On March 6, 2007, Mr. Richard Kramer, Republic’s former Non-executive Chairman of the Board, filed a lawsuit against Republic in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with an independent counsel’s investigation with respect to certain matters involving Republic’s course of dealing in a West Palm Beach development project, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed an almost identical lawsuit against Republic in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Richard Kramer’s lawsuit is without merit and have filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Richard Kramer’s lawsuit. Mr. Richard Kramer has filed a motion for summary judgment against the Company. On November 2, 2007 the Court denied Mr. Kramer’s motion for summary judgment and granted the Company’s motion to dismiss.

On March 28, 2007, Republic filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Richard Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than

$1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, Republic filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. Republic Properties Corporation, Mr. Richard Kramer and Mr. Grigg have filed motions to dismiss this lawsuit, which are currently pending.

On May 21, 2007, Republic proffered a lease (the “Lease”) to 25 Massachusetts Avenue Property LLC (the “Owner”) for certain space in Republic Square I, an office building in Washington, D.C. (the “Option Property”). Based on information provided by the Owner, immediately prior to the proffer of the Lease, approximately 50% of the Option Property’s net rentable area was under lease and approximately 37% of the Option Property’s net rentable area was rent paying space. Had the Owner accepted the Lease, more than 85% of the space in the Option Property would have been rent paying space. The base rents and other material terms of the Lease proffer are based on the Owner’s lease up projections for the Property and the Lease is on the Owner’s form lease agreement.

On May 22, 2007, the Owner rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for Republic’s own occupancy and leasing of space”. On May 29, 2007, Republic (i) re-tendered the Lease to the Owner for certain space at the Option Property and (ii) exercised its exclusive option to purchase the fee interest in the Option Property pursuant to the Option Agreement among the Owner, 660 North Capitol Street Property LLC and Republic dated as of November 28, 2005 (the “Option Agreement”). On May 30, 2007, the Owner rejected the Lease and claimed that “there has been no effective exercise of the Option.” The Company believes that the Lease was properly tendered for an appropriate purpose and, accordingly, the Company re-proffered the Lease to the Owner. The Owner rejected the Lease proffer and disputed whether the Lease entitled Republic to purchase the Property, pursuant to its exercise of the option, at the Purchase Price (as defined in the Option Agreement).

In response to the Owner’s rejection, on June 15, 2007, Republic filed a lawsuit against the Owner in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept Republic’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. Republic sought, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Option Property to any party other than Republic, (II) a declaration that the Lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Option Property to Republic pursuant to the Option Agreement. Also on June 15, 2007, Republic filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record Republic’s interest in the Option Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell the Option Property to a third party. The outcome of this lawsuit is uncertain. The Company cannot provide any assurance that the purchase and sale of the Option Property pursuant to the Option Agreement will occur. As previously disclosed, two of Republic’s founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control the Owner. As previously disclosed, Mark R. Keller, Republic’s former Chief Executive Officer, holds an ownership interest in the Owner.

The outcome of the lawsuits described above could have an adverse effect on our results of operations, financial position and cash flow.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s repurchase of common shares for the second and third quarter of 2007.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	the Program(1)
June 1 - June 30	776,277	$41.988	776,277	$50,000,000
July 1 - July 31	301,122	$41.988	301,122	$50,000,000
August 1- August 31	113,410	$41.988	113,410	$50,000,000
Sept. 1 - Sept. 30	—	—	—	$50,000,000

Total	1,190,809	$41.988	1,190,809	$50,000,000

(1)	On June 25, 2007, the Company announced that the Board of Trustees had approved a $50 million accelerated share repurchase program (ASR) as part of an approval of an overall program to repurchase up to $100 million of the Trust’s common shares of beneficial interest over the period beginning on the date of the authorization and ending on March 13, 2012. The Company further announced that, upon completion of the ASR, the Company will consider repurchasing the balance of the $100 million overall share repurchase authorization in open market transactions, in privately negotiated transactions or through the use of derivatives. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The repurchases will be made using the Company’s cash resources, and the program may be suspended or discontinued at any time without prior notice. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6.	Exhibits
2.1	Agreement and Plan Merger, dated as of July 23, 2007, by and among Liberty Property Trust, Liberty Property Limited Partnership, Liberty Acquisition LLC, Republic Property Trust and Republic Property Limited Partnership. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on July 24, 2007).

3.1	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.40% Series H Cumulative Redeemable Preferred Partnership Interests. (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on August 23, 2007 (the “August 23, 2007 Form 8-K”)).

3.2	Eighth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership. (Incorporated by reference to Exhibit 10 to the August 23, 2007 Form 8-K).

4.1*	Tenth Supplemental Indenture, dated as of September 25, 2007, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 6.625% Senior Notes due 2017 of Liberty Property Limited Partnership.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

November 5, 2007

William P. Hankowsky	Date
President and Chief Executive Officer

November 5, 2007

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY: Liberty Property Trust
General Partner

November 5, 2007

William P. Hankowsky	Date
President and Chief Executive Officer

November 5, 2007

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
4.1	Tenth Supplemental Indenture, dated as of September 25, 2007, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 6.625% Senior Notes due 2017 of Liberty Property Limited Partnership.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)