Form 10-Q
period 2008-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2008-05-08
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐   No ☑
On May 6, 2008, 92,717,065 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2008

CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(A)

CERTIFICATIONS OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)

CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)

CERTIFICATIONS OF CEO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)

CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)

CERTIFICATIONS OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)

CERTIFICATIONS OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$783,042	$796,501
Building and improvements	4,131,144	4,434,731
Less accumulated depreciation	(895,395)	(863,609)

Operating real estate	4,018,791	4,367,623

Development in progress	286,875	328,138
Land held for development	218,204	247,124

Net real estate	4,523,870	4,942,885

Cash and cash equivalents	6,924	37,989
Restricted cash	58,692	34,567
Accounts receivable	13,347	12,217
Deferred rent receivable	78,392	80,087
Deferred financing and leasing costs, net of accumulated amortization (2008, $127,234; 2007, $119,721)	131,210	144,689
Investments in and advances to unconsolidated joint ventures	316,348	278,383
Prepaid expenses and other assets	78,387	107,932

Total assets	$5,207,170	$5,638,749

LIABILITIES
Mortgage loans	$236,085	$243,169
Unsecured notes	2,155,000	2,155,000
Credit Facility	265,000	622,960
Accounts payable	42,502	44,666
Accrued interest	39,225	39,725
Dividend and distributions payable	60,256	59,849
Other liabilities	214,117	263,738

Total liabilities	3,012,185	3,429,107

Minority interest	370,987	372,621

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 187,987,000 shares authorized; 93,539,759 (includes 1,249,909 in treasury) and 92,817,879 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	94	93
Additional paid-in capital	1,998,924	1,984,141
Accumulated other comprehensive income	21,248	21,378
Distributions in excess of net income	(144,317)	(116,640)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2008 and December 31, 2007	(51,951)	(51,951)

Total shareholders’ equity	1,823,998	1,837,021

Total liabilities and shareholders’ equity	$5,207,170	$5,638,749

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
OPERATING REVENUE
Rental	$135,591	$114,597
Operating expense reimbursement	57,897	50,221

Total operating revenue	193,488	164,818

OPERATING EXPENSE
Rental property	40,083	35,575
Real estate taxes	20,838	16,088
General and administrative	13,969	13,083
Depreciation and amortization	43,999	35,871

Total operating expenses	118,889	100,617

Operating income	74,599	64,201

OTHER INCOME (EXPENSE)
Interest and other income	3,097	2,517
Interest expense	(42,450)	(27,024)

Total other income (expense)	(39,353)	(24,507)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	35,246	39,694
Gain on property dispositions	641	152
Income taxes	(484)	(301)
Minority interest	(6,408)	(5,481)
Equity in earnings of unconsolidated joint ventures	377	729

Income from continuing operations	29,372	34,793

Discontinued operations, net of minority interest (including net gain on property dispositions of $610 and $2,801 for the three months ended March 31, 2008 and 2007, respectively)	589	4,905

Net income	$29,961	$39,698

Earnings per common share
Basic:
Income from continuing operations	$0.32	$0.39
Income from discontinued operations	0.01	0.05

Income per common share — basic	$0.33	$0.44

Diluted:
Income from continuing operations	$0.32	$0.38
Income from discontinued operations	0.01	0.05

Income per common share — diluted	$0.33	$0.43

Distributions per common share	$0.625	$0.62

Weighted average number of common shares outstanding
Basic	91,715	91,036
Diluted	91,943	92,018
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net income	$29,961	$39,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,659	38,167
Amortization of deferred financing costs	1,118	993
Equity in earnings of unconsolidated joint ventures	(377)	(729)
Minority interest in net income	6,435	5,705
Gain on property dispositions	(1,251)	(2,953)
Noncash compensation	1,994	3,881
Changes in operating assets and liabilities:
Restricted cash	(24,156)	25,703
Accounts receivable	(2,932)	(2,542)
Deferred rent receivable	(4,937)	(2,304)
Prepaid expenses and other assets	(9,685)	2,550
Accounts payable	(2,166)	3,802
Accrued interest	(500)	(7,352)
Other liabilities	2,159	5,877

Net cash provided by operating activities	39,322	110,496

INVESTING ACTIVITIES
Investment in properties	(14,670)	(125,343)
Investments in and advances to unconsolidated joint ventures	(3,670)	(185)
Distributions from unconsolidated joint ventures	1,455	405
Net proceeds from disposition of properties/land	291,688	82,776
Investment in development in progress	(67,067)	(114,812)
Investment in land held for development	(6,102)	(66,963)
Investment in deferred leasing costs	(7,385)	(11,301)

Net cash provided by (used in) investing activities	194,249	(235,423)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	12,791	22,953
Net proceeds from issuance of preferred units	(1)	(4)
Repayments of mortgage loans	(7,084)	(2,111)
Proceeds from Credit Facility	170,400	330,950
Repayments on Credit Facility	(375,400)	(179,950)
Increase in deferred financing costs	—	(36)
Distribution paid on common shares	(57,230)	(56,364)
Distribution paid on units	(8,070)	(6,606)

Net cash (used in) provided by financing activities	(264,594)	108,832

Net decrease in cash and cash equivalents	(31,023)	(16,095)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(42)	217
Cash and cash equivalents at beginning of period	37,989	53,737

Cash and cash equivalents at end of period	$6,924	$37,859

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at March 31, 2008. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations	$29,372	91,715	$0.32	$34,793	91,036	$0.39

Diluted shares for long-term compensation plans	—	228		—	982

Diluted income from continuing operations
Income from continuing operations and assumed conversions	29,372	91,943	$0.32	34,793	92,018	$0.38

Basic income from discontinued operations
Discontinued operations net of minority interest	589	91,715	$0.01	4,905	91,036	$0.05

Dilutive shares for long-term compensation plans	—	228		—	982

Diluted income from discontinued operations
Discontinued operations net of minority interest	589	91,943	$0.01	4,905	92,018	$0.05

Basic income per common share
Net income	29,961	91,715	$0.33	39,698	91,036	$0.44

Dilutive shares for long-term compensation plans	—	228		—	982

Diluted income per common share
Net income and assumed conversions	$29,961	91,943	$0.33	$39,698	92,018	$0.43

Share-Based Compensation
At March 31, 2008, the Company had a share-based employee compensation plan (the “Plan”). The Plan provides that grants may be made in various forms including options, restricted shares and restricted stock units. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
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
Restricted share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying common shares, and vest in accordance with terms set forth in the grant document, typically ratably over a five-year period beginning with the first anniversary of the date of grant.
In March 2008, the Compensation Committee of the Board of Trustees (the “Board”) adopted a 2008 Long-Term Incentive Plan (the “2008 Plan”) which is applicable to the Company’s executive officers. Pursuant to the 2008 Plan grants of restricted stock units were made. These restricted stock units can be earned over a three year period and vest in a single tranche on the third anniversary of the date of grant.
During the three months ended March 31, 2008 and 2007, the Company recognized $2.5 million and $2.4 million of share-based compensation expense, respectively.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of the foreign currency translation adjustments described. Other comprehensive loss for the three months ended March 31, 2008 was $0.1 million as compared to other comprehensive income of $0.4 million for the same period in 2007. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income.
Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets

Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh/Central PA; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia	Comcast Center; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The Company began to report the results of the Arizona market as part of the “South” reportable segment during the three months ended March 31, 2008 as compared to listing Arizona as its own reportable segment, as it was in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosure about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
The Company reflected $360.3 million in operating real estate assets as of December 31, 2007 for the Philadelphia segment in its Annual report on Form 10-K. At March 31, 2008 the Philadelphia segment held no operating real estate assets. See Note 4: Joint Ventures.

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
The operating information by segment is as follows (in thousands):
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Delaware Valley		midwest
	Southeastern		Lehigh /		mid-		phila-	united
	Pennsylvania	Other	Central PA	Other	atlantic	South	delphia	kingdom	total
Operating revenue	$44,929	$14,247	$24,642	$20,469	$37,193	$40,284	$10,680	$1,044	$193,488

Rental property expenses and real estate taxes	14,589	4,650	6,678	7,732	10,935	13,183	2,793	361	60,921

Property level operating income	$30,340	$9,597	$17,964	$12,737	$26,258	$27,101	$7,887	$683	132,567

Interest and other income									3,097
Interest expense									(42,450)
General and administrative									(13,969)
Depreciation and amortization									(43,999)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									35,246
Gain on property dispositions									641
Income taxes									(484)
Minority interest									(6,408)
Equity in earnings of unconsolidated joint ventures									377
Discontinued operations, net of minority interest									589

Net income									$29,961

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Delaware Valley		midwest
	Southeastern		Lehigh /		mid-		phila-	united
	Pennsylvania	Other	Central PA	Other	atlantic	South	delphia	kingdom	total
Operating revenue	$43,196	$13,913	$20,748	$19,198	$32,149	$35,212	$—	$402	$164,818
Rental property expenses and real estate taxes	14,787	4,288	4,884	6,834	10,073	10,656	2	139	51,663

Property level operating income	$28,409	$9,625	$15,864	$12,364	$22,076	$24,556	$(2)	$263	113,155

Interest and other income									2,517
Interest expense									(27,024)
General and administrative									(13,083)
Depreciation and amortization									(35,871)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									39,694
Gain on property dispositions									152
Income taxes									(301)
Minority interest									(5,481)
Equity in earnings of unconsolidated joint ventures									729
Discontinued operations, net of minority interest									4,905

Net income									$39,698

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $3.4 million and $84.2 million for the three months ended March 31, 2008 and 2007, respectively.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues	$58	$11,549
Operating expenses	(22)	(4,654)
Interest expense	(12)	(1,903)
Depreciation and amortization	(18)	(2,664)

Income before property dispositions and minority interest	$6	$2,328

Interest expense is allocated to discontinued operations as permitted under EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are fully described in its 2007 Form 10-K. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2007 or 2008 are as follows.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Under the terms of the joint venture, the Company is obligated to complete the development and lease up of the office building. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate” (“SFAS No. 66”) had not been met and the transaction was accounted for as a financing arrangement.
As of March 31, 2008, 1.0 million square feet of Comcast Center was in service and the obligation to fund rent support based on signed leases was approximately $1.0 million. On March 31, 2008, a $324 million, ten-year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction has been deferred until the costs of the project can be reasonably estimated.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space and six acres of developable land in the Northern Virginia and Washington, D.C. markets. Additionally, Republic was developing a property that, when completed, is expected to contain an additional 176,000 square feet of office space.

Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles. In addition, the Company holds a $59.5 million note receivable from Liberty Washington, LP. The note bears interest at 5.25% and is due in September 2008.
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of operating properties and 98 acres of developable land. The Company holds a $3.9 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
Note 5: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard, (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will impact the accounting for acquisitions made beginning January 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for the year ending December 31, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

Note 6: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2008 and 2007 (amounts in thousands):

Non-cash activity	2008	2007
Write-off of fully depreciated property and deferred costs	$1,264	$24,443
Increase in investment in unconsolidated joint ventures	(35,172)	—
Disposition of properties/development in progress	173,624	—
Disposition of deferred leasing/financing costs	12,526	—
Reduction of accounts receivable	7,854	—
Reduction of deferred rent receivable	6,580	—
Reduction of prepaid and other assets	38,486	—
Reduction of Credit Facility	(152,960)	—
Reduction of other liabilities	(50,938)	—

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$783,042	$796,501
Building and improvements	4,131,144	4,434,731
Less accumulated depreciation	(895,395)	(863,609)

Operating real estate	4,018,791	4,367,623

Development in progress	286,875	328,138
Land held for development	218,204	247,124

Net real estate	4,523,870	4,942,885

Cash and cash equivalents	6,924	37,989
Restricted cash	58,692	34,567
Accounts receivable	13,347	12,217
Deferred rent receivable	78,392	80,087
Deferred financing and leasing costs, net of accumulated amortization (2008, $127,234; 2007, $119,721)	131,210	144,689
Investments in and advances to unconsolidated joint ventures	316,348	278,383
Prepaid expenses and other assets	78,387	107,932

Total assets	$5,207,170	$5,638,749

LIABILITIES
Mortgage loans	$236,085	$243,169
Unsecured notes	2,155,000	2,155,000
Credit Facility	265,000	622,960
Accounts payable	42,502	44,666
Accrued interest	39,225	39,725
Distributions payable	60,256	59,849
Other liabilities	214,117	263,738

Total liabilities	3,012,185	3,429,107

Minority interest	347	517

OWNERS’ EQUITY
General partner’s equity — common units	1,823,998	1,837,021
Limited partners’ equity — preferred units	287,960	287,960
— common units	82,680	84,144

Total owners’ equity	2,194,638	2,209,125

Total liabilities and owners’ equity	$5,207,170	$5,638,749

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
OPERATING REVENUE
Rental	$135,591	$114,597
Operating expense reimbursement	57,897	50,221

Total operating revenue	193,488	164,818

OPERATING EXPENSE
Rental property	40,083	35,575
Real estate taxes	20,838	16,088
General and administrative	13,969	13,083
Depreciation and amortization	43,999	35,871

Total operating expenses	118,889	100,617

Operating income	74,599	64,201

OTHER INCOME (EXPENSE)
Interest and other income	3,097	2,517
Interest expense	(42,450)	(27,024)

Total other income (expense)	(39,353)	(24,507)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures	35,246	39,694
Gain on property dispositions	641	152
Income taxes	(484)	(301)
Minority interest	170	(36)
Equity in earnings of unconsolidated joint ventures	377	729

Income from continuing operations	35,950	40,238

Discontinued operations (including net gain on property dispositions of $610 and $2,801 for the three months ended March 31, 2008 and 2007, respectively)	616	5,129

Net income	36,566	45,367

Preferred unit distributions	(5,253)	(3,854)

Income available to common unitholders	$31,313	$41,513

Earnings per common unit
Basic:
Income from continuing operations	$0.32	$0.39
Income from discontinued operations	0.01	0.05

Income per common unit — basic	$0.33	$0.44

Diluted:
Income from continuing operations	$0.32	$0.38
Income from discontinued operations	0.01	0.05

Income per common unit — diluted	$0.33	$0.43

Distributions per common unit	$0.625	$0.62

Weighted average number of common units outstanding
Basic	95,905	95,226
Diluted	96,133	96,208
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net income	$36,566	$45,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,659	38,167
Amortization of deferred financing costs	1,118	993
Equity in earnings of unconsolidated joint ventures	(377)	(729)
Minority interest in net income	(170)	36
Gain on property dispositions	(1,251)	(2,953)
Noncash compensation	1,994	3,881
Changes in operating assets and liabilities:
Restricted cash	(24,156)	25,703
Accounts receivable	(2,932)	(2,542)
Deferred rent receivable	(4,937)	(2,304)
Prepaid expenses and other assets	(9,685)	2,550
Accounts payable	(2,166)	3,802
Accrued interest	(500)	(7,352)
Other liabilities	2,159	5,877

Net cash provided by operating activities	39,322	110,496

INVESTING ACTIVITIES
Investment in properties	(14,670)	(125,343)
Investments in and advances to unconsolidated joint ventures	(3,670)	(185)
Distributions from unconsolidated joint ventures	1,455	405
Net proceeds from disposition of properties/land	291,688	82,776
Investment in development in progress	(67,067)	(114,812)
Investment in land held for development	(6,102)	(66,963)
Investment in deferred leasing costs	(7,385)	(11,301)

Net cash provided by (used in) investing activities	194,249	(235,423)

FINANCING ACTIVITIES
Repayments of mortgage loans	(7,084)	(2,111)
Proceeds from Credit Facility	170,400	330,950
Repayments on Credit Facility	(375,400)	(179,950)
Increase in deferred financing costs	—	(36)
Capital contributions	12,790	22,949
Distribution to partners	(65,300)	(62,970)

Net cash (used in) provided by financing activities	(264,594)	108,832

Net decrease in cash and cash equivalents	(31,023)	(16,095)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(42)	217
Cash and cash equivalents at beginning of period	37,989	53,737

Cash and cash equivalents at end of period	$6,924	$37,859

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 95.7% of the common equity of the Operating Partnership at March 31, 2008. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$35,950			$40,238
Less: Preferred unit distributions	(5,253)			(3,854)

Basic income from continuing operations
Income from continuing operations available to common unitholders	30,697	95,905	$0.32	36,384	95,226	$0.39

Dilutive units for long-term compensation plans	—	228		—	982

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	30,697	96,133	$0.32	36,384	96,208	$0.38

Basic income from discontinued operations
Discontinued operations	616	95,905	$0.01	5,129	95,226	$0.05

Dilutive units for long-term compensation plans	—	228		—	982

Diluted income from discontinued operations
Discontinued operations	616	96,133	$0.01	5,129	96,208	$0.05

Basic income per common unit
Income available to common unitholders	31,313	95,905	$0.33	41,513	95,226	$0.44

Diluted units for long-term compensation plans	—	228		—	982

Diluted income per common unit
Income available to common unitholders and assumed conversions	$31,313	96,133	$0.33	$41,513	96,208	$0.43

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Accumulated other comprehensive income consists solely of the foreign currency translation adjustments described. Other comprehensive loss for the three months ended March 31, 2008 was $0.1 million as compared to other comprehensive income of $0.4 million for the same period in 2007. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income.

Note 2: Segment Information
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Delaware Valley	Southeastern Pennsylvania; New Jersey
Midwest	Lehigh/Central PA; Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia	Comcast Center; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The Company began to report the results of the Arizona market as part of the “South” reportable segment during the three months ended March 31, 2008 as compared to listing Arizona as its own reportable segment, as it was in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosure about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
The Company reflected $360.3 million in operating real estate assets as of December 31, 2007 for the Philadelphia segment in its Annual report on Form 10-K. At March 31, 2008 the Philadelphia segment held no operating real estate assets. See Note 4: Joint Ventures.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Delaware Valley		midwest
	Southeastern		Lehigh /				phila-	united
	Pennsylvania	Other	Central PA	Other	mid-atlantic	South	delphia	kingdom	total

Operating revenue	$44,929	$14,247	$24,642	$20,469	$37,193	$40,284	$10,680	$1,044	$193,488

Rental property expenses and real estate taxes	14,589	4,650	6,678	7,732	10,935	13,183	2,793	361	60,921

Property level operating income	$30,340	$9,597	$17,964	$12,737	$26,258	$27,101	$7,887	$683	132,567

Interest and other income									3,097
Interest expense									(42,450)
General and administrative									(13,969)
Depreciation and amortization									(43,999)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									35,246
Gain on property dispositions									641
Income taxes									(484)
Minority interest									170
Equity in earnings of unconsolidated joint ventures									377
Discontinued operations									616

Net income									$36,566

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Delaware Valley		midwest
	Southeastern		Lehigh /		mid-		phila-	united
	Pennsylvania	Other	Central PA	Other	atlantic	South	delphia	kingdom	total

Operating revenue	$43,196	$13,913	$20,748	$19,198	$32,149	$35,212	$—	$402	$164,818

Rental property expenses and real estate taxes	14,787	4,288	4,884	6,834	10,073	10,656	2	139	51,663

Property level operating income	$28,409	$9,625	$15,864	$12,364	$22,076	$24,556	$(2)	$263	113,155

Interest and other income									2,517
Interest expense									(27,024)
General and administrative									(13,083)
Depreciation and amortization									(35,871)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									39,694
Gain on property dispositions									152
Income taxes									(301)
Minority interest									(36)
Equity in earnings of unconsolidated joint ventures									729
Discontinued operations									5,129

Net income									$45,367

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $3.4 million and $84.2 million for the three months ended March 31, 2008 and 2007, respectively.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	$58	$11,549
Operating expenses	(22)	(4,654)
Interest expense	(12)	(1,903)
Depreciation and amortization	(18)	(2,664)

Income before property dispositions and minority interest	$6	$2,328

Interest expense is allocated to discontinued operations as permitted under EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” and such interest expense has been included in computing income from discontinued operations. The allocation of interest expense to discontinued operations was based on the ratio of net assets sold (without continuing involvement) to the sum of total net assets plus consolidated debt.

Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are fully described in its 2007 Form 10-K. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2007 or 2008 are as follows.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Under the terms of the joint venture, the Company is obligated to complete the development and lease up of the office building. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate” (“SFAS No. 66”) had not been met and the transaction was accounted for as a financing arrangement.
As of March 31, 2008, 1.0 million square feet of Comcast Center was in service and the obligation to fund rent support based on signed leases was approximately $1.0 million. On March 31, 2008, a $324 million, ten year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction has been deferred until the costs of the project can be reasonably estimated.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust, a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $913 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space and six acres of developable land in the Northern Virginia and Washington, D.C. markets. Additionally, Republic was developing a property that, when completed, is expected to contain an additional 176,000 square feet of office space.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio. The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $13 million in goodwill and other intangibles. In addition, the Company holds a $59.5 million note receivable from Liberty Washington, LP. The note bears interest at 5.25% and is due in September 2008.
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of operating properties and 98 acres of developable land. The Company holds a $3.9 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture.
Note 5: Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard, (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will impact the accounting for acquisitions made beginning January 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for the year ending December 31, 2009. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.
Note 6: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2008 and 2007 (amounts in thousands):

Non-cash activity	2008	2007
Write-off of fully depreciated property and deferred costs	$1,264	$24,443
Increase in investment in unconsolidated joint ventures	(35,172)	—
Disposition of properties/development in progress	173,624	—
Disposition of deferred leasing/financing costs	12,526	—
Reduction of accounts receivable	7,854	—
Reduction of deferred rent receivable	6,580	—
Reduction of prepaid and other assets	38,486	—
Reduction of credit facility	(152,960)	—
Reduction of other liabilities	(50,938)	—

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
The Company operates primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom.
As of March 31, 2008, the Company owned and operated 355 industrial and 296 office properties (the “Wholly Owned Properties in Operation”) totaling 61.3 million square feet. In addition, as of March 31, 2008, the Company owned 28 properties under development, which when completed are expected to comprise 5.4 million square feet (the “Wholly Owned Properties under Development”) and 1,215 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2008, the Company had an ownership interest, through unconsolidated joint ventures, in 44 industrial and 48 office properties totaling 12.4 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), five properties under development, which when completed are expected to comprise 753,000 square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”). In addition, the JV Properties Under Development include the remaining development of Comcast Center, which is expected to comprise 283,000 square feet. The Company also has an ownership interest through unconsolidated joint ventures in 715 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company pursues development opportunities that it believes will create value and yield acceptable returns. The Company also acquires properties that it believes will create long-term value, and disposes of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation.
Rental demand for the Properties in Operation declined for the three months ended March 31, 2008 as compared to the year ended December 31, 2007. The Company successfully leased 5.3 million square feet during the three months ended March 31, 2008 and attained occupancy of 91.8% for the Wholly Owned Properties in Operation and 94.0% for the Joint Venture Properties in Operation for a combined occupancy of 92.2% for the Properties in Operation as of that date. The Company believes that straight line rents on renewal and replacement leases for 2008 will on average be equal to or up to 2% greater than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2008 compared to 2007.
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended March 31, 2008, conditions for the acquisition of properties were unsettled because of adverse events in the credit markets. During the three months ended March 31, 2008, the Company did not acquire any properties. For 2008, the Company believes that wholly owned property acquisitions will be in the $100 million to $200 million range.

Dispositions
During the three months ended March 31, 2008, market conditions for dispositions were unsettled because of adverse events in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; and (3) take advantage of favorable market conditions to optimize the cash proceeds from the sale of certain assets. During the three months ended March 31, 2008, the Company realized proceeds of $5.8 million from the sale of one operating property representing 22,000 square feet and 13 acres of land. For 2008, the Company believes that it will dispose of $250 million to $350 million of operating properties.
Development
The Company continues to pursue development opportunities. During the three months ended March 31, 2008, the Company brought into service three Wholly Owned Properties under Development representing 237,000 square feet and a Total Investment of $23.2 million, and initiated $90.3 million in real estate development. “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs. As of March 31, 2008, the projected Total Investment of the Wholly Owned Properties under Development was $450.8 million. For 2008, the Company believes that it will bring into service from its development pipeline approximately $200 million to $300 million of Total Investment in operating real estate.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the three months ended March 31, 2008, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2008, the Company believes that property acquisitions by unconsolidated joint ventures in which the Company has an interest will be in the $200 million to $250 million range.
Dispositions
During the three months ended March 31, 2008, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties and do not anticipate doing so during the remainder of 2008.
Development
During the three months ended March 31, 2008, none of the unconsolidated joint ventures in which the Company held an interest brought any development properties into service. As of March 31, 2008, the projected Total Investment of Joint Venture Properties under Development was $298.5 million. For 2008, the Company expects unconsolidated joint ventures (excluding Comcast Center) in which it holds an interest to bring into service $50 million to $70 million of Total Investment in operating properties.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Under the terms of the joint venture, the Company is obligated to complete the development and lease up of the office building. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sale of Real Estate” (“SFAS 66”) had not been met and the transaction was accounted for as a financing arrangement.
As of March 31, 2008, 1.0 million square feet of Comcast Center was in service and the obligation to fund rent support based on signed leases was approximately $1.0 million. On March 31, 2008, a $324 million, ten-year secured permanent financing at a rate of 6.15% for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s Credit Facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction has been deferred until the costs of the project can be reasonably estimated.

During the three months ended March 31, 2008, the Company brought into service 22,000 square feet of Comcast Center equaling $7.8 million of Total Investment. The balance of Comcast Center is scheduled to be brought into service during the three months ended June 30, 2008. The projected Total Investment at March 31, 2008 for the remainder of Comcast Center to be brought into service is $116.2 million.
PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of March 31, 2008 and 2007 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31		March 31		March 31
	2008	2007	2008	2007	2008	2007
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.45	$4.35	28,265	27,109	93.4%	91.7%
Industrial-Flex	$9.24	$8.81	11,584	12,349	88.8%	92.8%
Office	$14.05	$13.54	21,497	20,688	91.3%	91.7%

	$8.67	$8.43	61,346	60,146	91.8%	91.9%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31		March 31		March 31
	2008	2007	2008	2007	2008	2007
Joint Venture Properties in Operation:
Industrial-Distribution	$4.07	$3.90	8,020	5,841	94.2%	93.6%
Industrial-Flex	$34.02	$31.35	171	171	89.5%	100.0%
Office	$24.99	$35.34	4,240	364	93.8%	97.8%

	$11.58	$6.55	12,431	6,376	94.0%	94.0%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31		March 31		March 31
	2008	2007	2008	2007	2008	2007
Properties in Operation:
Industrial-Distribution	$4.36	$4.27	36,285	32,950	93.6%	92.0%
Industrial-Flex	$9.60	$9.14	11,755	12,520	88.8%	92.9%
Office	$15.89	$13.94	25,737	20,052	91.7%	91.8%

	$9.17	$8.25	73,777	66,522	92.2%	92.1%

Geographic segment data for the three months ended March 31, 2008 and 2007 are included in Note 2 to the Company’s financial statements.

Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify, and enter into agreements with suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company’s ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate and intangibles. During the three months ended March 31, 2008, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2008 with the results of operations of the Company for the three months ended March 31, 2007. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2008 and 2007, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2008 increased to $5,253.6 million from $4,211.2 million for the three months ended March 31, 2007. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $193.5 million for the three months ended March 31, 2008 from $164.8 million for the three months ended March 31, 2007. This $28.7 million increase was primarily due to the increase in investment in operating real estate, the increase in operating revenue from the Same Store group of properties, discussed below, and an increase in “Termination Fees,” which totaled $1.3 million for the three months ended March 31, 2008 as compared to $0.7 million for the same period in 2007. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007	% inc (dec)
Property Level Operating Income:
Delaware Valley
— SE Pennsylvania	$30,340	$28,409	6.8%	(1)
— Other	9,597	9,625	(0.3%)
Midwest
— Lehigh/Central PA	17,964	15,864	13.2	%(1)
— Other	12,737	12,364	3.0%
Mid-Atlantic	26,258	22,076	18.9	%(2)
South	27,101	24,556	10.4	%(1)
Philadelphia	7,887	(2)	N/A	(3)
United Kingdom	683	263	159.7	%(1)

Total property level operating income (4)	$132,567	$113,155	17.2%

(1)	The increase for the three months ended March 31, 2008 versus the three months ended March 31, 2007 is primarily due to an increase in average gross investment in operating real estate during 2008 and an increase in rental rates. The increase was partially offset by a decrease in occupancy in 2008 compared to 2007.

(2)	The increase for the three months ended March 31, 2008 versus the three months ended March 31, 2007 is primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and increased occupancy during 2008 compared to 2007.

(3)	The increase for the three months ended March 31, 2008 versus the three months ended March 31, 2007 is due to the operations of Comcast Center in 2008. Comcast Center was a development project during the three months ended March 31, 2007. On March 31, 2008 all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture.

(4)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $110.2 million for the three months ended March 31, 2008 from $111.8 million for the three months ended March 31, 2007 on a straight line basis (which recognizes rental revenue evenly over the life of the lease) and decreased to $108.7 million for the three months ended March 31, 2008 from $109.9 million for the three months ended March 31, 2007 on a cash basis. These decreases of 1.5% and 1.1%, respectively, were primarily due to a decrease in occupancy for the Same Store properties.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 601 properties totaling approximately 53.9 million square feet owned on January 1, 2007 and excluding properties sold through March 31, 2008.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the three months ended March 31, 2008 and 2007. Same Store property level operating income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2008	March 31, 2007
Same Store:
Rental revenue	$113,204	$112,858
Operating expenses:
Rental property expense	36,532	35,577
Real estate taxes	17,800	15,567
Operating expense recovery	(51,280)	(50,106)

Unrecovered operating expenses	3,052	1,038

Property level operating income	110,152	111,820
Less straight line rent	1,437	1,911

Cash basis property level operating income	$108,715	$109,909

Reconciliation of non-GAAP financial measure:
Property level operating income — Same Store	$110,152	$111,820
Property level operating income — properties purchased or developed subsequent to January 1, 2007	21,134	615
Termination fees	1,281	720
General and administrative expense	(13,969)	(13,083)
Depreciation and amortization expense	(43,999)	(35,871)
Other income (expense)	(39,353)	(24,507)
Gain on property dispositions	641	152
Income taxes	(484)	(301)
Minority interest	(6,408)	(5,481)
Equity in earnings of unconsolidated joint ventures	377	729
Discontinued operations, net of minority interest	589	4,905

Net income	$29,961	$39,698

General and Administrative
General and administrative expenses increased to $14.0 million for the three months ended March 31, 2008 from $13.1 million for the three months ended March 31, 2007. The increase was primarily due to increases in costs related to compensation expense for real estate personnel necessitated by the competitive real estate market and increases in personnel consistent with the size and complexity of the Company.
Depreciation and Amortization
Depreciation and amortization increased to $44.0 million for the three months ended March 31, 2008 from $35.9 million for the three months ended March 31, 2007. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense increased to $42.5 million for the three months ended March 31, 2008 from $27.0 million for the three months ended March 31, 2007. This increase was related to an increase in the average debt outstanding, which was $3,055.7 million for the three months ended March 31, 2008, compared to $2,462.4 million for the three months ended March 31, 2007 and a decrease in capitalized interest costs related to Comcast Center partially coming into service in late 2007 and 2008. The effect of the increase in the average debt outstanding and the decrease in capitalized interest costs was partially offset by a decrease in the weighted average interest rate to 6.2% for the three months ended March 31, 2008 from 6.5% for the three months ended March 31, 2007.
Interest expense allocated to discontinued operations for the three months ended March 31, 2008 and 2007 was $12,000 and $1.9 million, respectively. This decrease was due to the decrease in the level of dispositions in 2008 compared to 2007.

Other
Costs directly related to the development of Properties under Development and land being readied for development are capitalized. Capitalized development costs include interest, development-related salaries and benefits, property taxes, insurance and other directly identifiable costs incurred during the period of development. Capitalized development-related salaries and benefits historically represent approximately 1% to 2% of the cost of developed properties.
Gain on property dispositions increased to a gain of $641,000 for the three months ended March 31, 2008 compared to a gain of $152,000 for the three months ended March 31, 2007. The increase was due to an increase in gains on the sale of land in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Income from discontinued operations decreased to $0.6 million for the three month period ended March 31, 2008 compared to $4.9 million for the three month period ended March 31, 2007. The decrease was primarily due to lower operating income and the decrease in gains recognized on sales which were $0.6 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007.
As a result of the foregoing, the Company’s net income decreased to $30.0 million for the three months ended March 31, 2008 from $39.7 million for the three months ended March 31, 2007.
Liquidity and Capital Resources
As of March 31, 2008, the Company had cash and cash equivalents of $65.6 million, including $58.7 million in restricted cash.
Net cash flow provided by operating activities decreased to $39.3 million for the three months ended March 31, 2008 from $110.5 million for the three months ended March 31, 2007. This $71.2 million decrease was primarily due to a change in restricted cash. The change in restricted cash is due to the restriction of funds in the United Kingdom for the payment of infrastructure costs. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. The current net cash flow is not sufficient to cover these items. The shortfall for 2008 is estimated to be in the range of $20 million to $25 million. The Company anticipates covering this shortfall through additional borrowings and asset dispositions.
Net cash provided by investing activities was $194.2 million for the three months ended March 31, 2008 compared to net cash used of $235.4 million for the three months ended March 31, 2007. This $429.6 million change primarily resulted from an increase in net proceeds from the disposition of properties/land and a decrease in investment in properties, development in progress and land held for development. Net cash from the disposition of properties was provided through the sale of Comcast Center to an unconsolidated joint venture. The joint venture obtained the funds to purchase the property through the funding of a $324 million permanent financing. —See Note 4 to the Company’s financial statements.
Net cash used in financing activities was $264.6 million for the three months ended March 31, 2008 compared to net cash provided of $108.8 million for the three months ended March 31, 2007. This $373.4 million change was primarily due to the increased repayments on the Credit Facility relating to the dispositions during the three months ended March 31, 2008 and a decrease in proceeds from the Credit Facility due to decreased investment activity. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.

The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended March 31, 2008, a significant portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The Credit Facility expires in January 2010, and has a one-year extension option.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At March 31, 2008, a £7 million revolving Credit Facility is undrawn and available. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2008 the Company’s debt to gross assets ratio was 43.5%, and for the three months ended March 31, 2008, the fixed charge coverage ratio was 2.2x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2008, $236.1 million in mortgage loans and $2,155.0 million in unsecured notes were outstanding with a weighted average interest rate of 6.6%. The interest rates on $2,391.1 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. The weighted average remaining term for these mortgage loans and unsecured notes is 5.6 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the Credit Facility and the related weighted average interest rates as of March 31, 2008 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2008 (9 months)	$6,374	$29,333	$—	$—	$35,707	7.11%
2009	6,589	46,314	270,000	—	322,903	7.76%
2010	5,823	4,736	200,000	265,000	475,559	5.69%
2011	5,160	10,741	250,000	—	265,901	7.25%
2012	4,336	32,875	235,000	—	272,211	6.47%
2013	3,858	4,510	—	—	8,368	5.79%
2014	3,889	2,684	200,000	—	206,573	5.66%
2015	3,336	44,469	300,000	—	347,805	5.25%
2016	2,409	16,880	300,000	—	319,289	5.55%
2017	1,769	—	300,000	—	301,769	6.62%
2018 & thereafter	—	—	100,000	—	100,000	7.50%

	$43,543	$192,542	$2,155,000	$265,000	$2,656,085	6.29%

The Company anticipates that it will refinance or retire these maturities through its available sources of capital.

General
The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs.
The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2008 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
Wholly Owned Properties in Operation:
2008 (9 months)	2,291	$9,379	844	$7,908	1,345	$19,486	4,480	$36,773
2009	3,355	15,623	1,811	17,004	2,715	39,387	7,881	72,014
2010	3,214	15,461	1,761	16,852	2,892	41,575	7,867	73,888
2011	2,798	12,861	1,155	11,577	2,155	33,211	6,108	57,649
2012	4,635	23,126	1,469	14,349	2,739	43,927	8,843	81,402
2013	1,400	7,478	1,077	11,279	2,221	36,636	4,698	55,393
Thereafter	8,712	46,476	2,168	27,016	5,550	97,253	16,430	170,745

TOTAL	26,405	$130,404	10,285	$105,985	19,617	$311,475	56,307	$547,864

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
Joint Venture Properties in Operation:
2008 (9 months)	593	$2,460	9	$305	284	$6,467	886	$9,232
2009	1,100	4,350	11	320	544	12,464	1,655	17,134
2010	1,073	4,354	19	733	348	8,356	1,440	13,443
2011	650	2,761	11	374	452	11,489	1,113	14,624
2012	438	1,891	63	2,121	180	5,274	681	9,286
2013	492	2,040	—	—	212	4,315	704	6,355
Thereafter	3,207	16,050	39	1,353	1,959	67,517	5,205	84,920

TOTAL	7,553	$33,906	152	$5,206	3,979	$115,882	11,684	$154,994

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
Properties in Operation:
2008 (9 months)	2,884	$11,839	853	$8,213	1,629	$25,953	5,366	$46,005
2009	4,455	19,973	1,822	17,324	3,259	51,851	9,536	89,148
2010	4,287	19,815	1,780	17,585	3,240	49,931	9,307	87,331
2011	3,448	15,622	1,166	11,951	2,607	44,700	7,221	72,273
2012	5,073	25,017	1,532	16,470	2,919	49,201	9,524	90,688
2013	1,892	9,518	1,077	11,279	2,433	40,951	5,402	61,748
Thereafter	11,919	62,526	2,207	28,369	7,509	164,770	21,635	255,665

TOTAL	33,958	$164,310	10,437	$111,191	23,596	$427,357	67,991	$702,858

The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The scheduled deliveries of the 6.5 million square feet of Properties under Development as of March 31, 2008 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial-			Percent	Total
	In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development	2nd Quarter 2008	149,040	63,600	36,000	248,640	100.0%	$17,392
	3rd Quarter 2008	1,451,974	115,600	—	1,567,574	82.3%	92,858
	4th Quarter 2008	963,540	—	103,700	1,067,240	3.5%	65,992
	1st Quarter 2009	—	—	90,472	90,472	35.2%	16,599
	2nd Quarter 2009	1,020,400	194,500	297,768	1,512,668	3.1%	133,652
	3rd Quarter 2009	554,040	—	298,176	852,216	31.2%	100,021
	2nd Quarter 2010	—	—	95,261	95,261	38.3%	24,291

	TOTAL	4,138,994	373,700	921,377	5,434,071	36.0%	$450,805

Joint Venture Properties under Development	2nd Quarter 2008	—	—	338,018	338,018	73.5%	$141,837
	3rd Quarter 2008	296,100	—	—	296,100	39.5%	18,309
	3rd Quarter 2009	—	—	176,394	176,394	2.8%	126,640
	4th Quarter 2009	225,000	—	—	225,000	—	11,675

	TOTAL	521,100	—	514,412	1,035,512	32.9%	$298,461

Total Properties under Development	TOTAL	4,660,094	373,700	1,435,789	6,469,583	35.5%	$749,266

The Company’s existing sources of capital include the public debt and equity markets, proceeds from dispositions of properties, equity contributions by joint venture partners and net cash provided from operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the Credit Facility, from time to time.
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities, respectively.
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
Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three months ended March 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2008	March 31, 2007
Reconciliation of net income to FFO — basic

Net Income	$29,961	$39,698

Basic — income available to common shareholders	29,961	39,698
Basic — income available to common shareholders per weighted average share	$0.33	$0.44

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,548	841
Depreciation and amortization	43,378	37,927
Gain on property dispositions	(968)	(3,387)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(1,995)	(1,546)

Funds from operations available to common shareholders — basic	$73,924	$73,533

Basic Funds from operations available to common shareholders per weighted average share	$0.81	$0.81

Reconciliation of net income to FFO — diluted

Net income	$29,961	$39,698

Diluted — income available to common shareholders	29,961	39,698
Diluted — income available to common shareholders per weighted average share	$0.33	$0.43
Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,548	841
Depreciation and amortization	43,378	37,927
Gain on property dispositions	(968)	(3,387)
Minority interest less preferred share distributions and excess of preferred unit redemption over carrying amount	1,352	1,815

Funds from operations available to common shareholders — diluted	$77,271	$76,894

Diluted Funds from operations available to common shareholders per weighted average share	$0.80	$0.80

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	91,715	91,036
Dilutive shares for long term compensation plans	228	982

Diluted shares for net income calculations	91,943	92,018
Weighted average common units	4,190	4,190

Diluted shares for Funds from operations calculations	96,133	96,208

Inflation
Inflation has remained relatively low during the last three years, and as a result, it has not had a significant impact on the Company during this period. The Credit Facility bears interest at variable rates; therefore, the amount of interest payable under the Credit Facility is influenced by changes in short-term interest rates, which tend to be sensitive to inflation. To the extent an increase in inflation would result in increased operating costs, such as in insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2007.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation arises out of a dispute between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The dispute includes claims arising from the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation. The litigation has been summarized in previous filings. Material developments in the litigation are summarized below.
As noted in prior filings, on March 28, 2007, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with a previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, Republic filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. Republic Property Corporation, Messrs. Kramer and Grigg have filed motions to dismiss this lawsuit. On March 31, 2008, the Court granted the motion to dismiss. The Company is preparing a motion for reconsideration of the grant of the motion to dismiss.
As noted in prior filings, on June 15, 2007, Republic filed a lawsuit against 25 Massachusetts Avenue Property, LLC (the “Owner”) of Republic Square I, an office building in Washington, D.C. (the “Option Property”) in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept Republic’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. Republic sought, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Option Property to any party other than Republic, (II) a declaration that the Lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Option Property to Republic pursuant to the Option Agreement. Also on June 15, 2007, Republic filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record Republic’s interest in the Option Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell the Option Property to a third party. The matter was tried in 2007. On April 7, 2008, the Court issued an opinion concluding that neither party is entitled to relief and ordering that the Lis Pendens be lifted. The Owner has announced its intention to appeal. The Company has not determined whether it will appeal the Court’s ruling.
While management currently believes that resolving these matters will not have a material adverse impact on our financial position or our results of operations, the litigation noted above is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes capable of being reasonably estimated.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1* †	Liberty Property Trust 2008 Long-Term Incentive Plan

10.2* †	Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan.

10.3* †	Form of Restricted Share Unit Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY	May 8, 2008
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR	May 8, 2008
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP BY: Liberty Property Trust General Partner

/s/ WILLIAM P. HANKOWSKY	May 8, 2008
William P. Hankowsky	Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR	May 8, 2008
George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
10.1†	Liberty Property Trust 2008 Long Term Incentive Plan

10.2†	Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan.

10.3†	Form of Restricted Share Unit Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

†	Compensatory plan or arrangement.