Form 10-K
period 2008-12-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2009-02-27
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
The aggregate market value of the Common Shares of Beneficial Interest, $0.001 par value (the “Common Shares”), of Liberty Property Trust held by non-affiliates of Liberty Property Trust was $3.1 billion, based upon the closing price of $33.15 on the New York Stock Exchange composite tape on June 30, 2008. Non-affiliate ownership is calculated by excluding all Common Shares that may be deemed to be beneficially owned by executive officers and trustees, without conceding that any such person is an “affiliate” for purposes of the federal securities laws.
Number of Common Shares outstanding as of February 23, 2009: 101,348,063
Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders of Liberty Property Trust to be held in 2009 are incorporated by reference into Part III of this Form 10-K.

INDEX

Page
Part I
Item 1. Business	4
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	17
Item 2. Properties	17
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	22

Part II
Item 5. Market for Registrants’ Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	24
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	40
Item 8. Financial Statements and Supplementary Data	40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	121
Item 9A. Controls and Procedures	121
Item 9B. Other Information	121

Part III
Item 10. Trustees, Executive Officers and Corporate Governance	122
Item 11. Executive Compensation	122
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	122
Item 13. Certain Relationships and Related Transactions, and Trustee Independence	122
Item 14. Principal Accountant Fees and Services	122

Part IV
Item 15. Exhibits and Financial Statement Schedules	123
Signatures for Liberty Property Trust	132
Signatures for Liberty Property Limited Partnership	133
Exhibit Index	134
Amended and Restated Schedule A
Liberty Property Trust – Amended Management Severance Plan
Statement re: Computation of Ratios
Subsidiaries
Consent of Ernst & Young LLP relating to the Trust
Consent of Ernst & Young LLP relating to the Operating Partnership
Certifications of the Chief Executive Officer
Certifications of the Chief Financial Officer
Certifications of the Chief Executive Officer, in its capacity as the general partner
Certifications of the Chief Financial Officer in its capacity as the general partner
Certifications of the Chief Executive Officer, required under Rule 13a-14(b)
Certifications of the Chief Financial Officer, required under Rule 13a-14(b)
Certifications of the Chief Executive Officer, in its capacity as the general partner, required by Rule 13-a-14(b)
Certifications of the Chief Financial Officer, in its capacity as the general partner, required by Rule 13a-14(b)
Portions of the Proxy Statement for the Liberty Property Trust 2008 Annual Meeting of Shareholders
EX-3.1.24
EX-10.9
EX-12
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
EX-99.1

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company (as defined herein) with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to rental operations, business and property development activities, joint venture relationships, acquisitions and dispositions (including related pro forma financial information), future capital expenditures, financing sources and availability, litigation and the effects of regulation (including environmental regulation) and competition. These forward-looking statements generally are accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “should,” “seeks,” “intends,” “planned,” “outlook” and “goal” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update or supplement forward looking statements that become untrue because of subsequent events. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants’ business operations), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to the current cycle of deleveraging and related pressure on asset prices, risks relating to the current credit crisis and economic decline, risks relating to construction and development activities, risks relating to acquisition and disposition activities, risks relating to the integration of the operations of entities that we have acquired or may acquire, risks relating to joint venture relationships and any possible need to perform under certain guarantees that we have issued or may issue in connection with such relationships, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, risks relating to litigation, including without limitation litigation involving entities that we have acquired or may acquire, and the potential adverse impact of market interest rates on the market price for the Company’s securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

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
The Company completed its initial public offering in 1994 to continue and expand the commercial real estate business of Rouse & Associates, a Pennsylvania general partnership, and certain affiliated entities (collectively, the “Predecessor”), which was founded in 1972. As of December 31, 2008, the Company owned and operated 357 industrial and 297 office properties (the “Wholly Owned Properties in Operation”) totaling 63.8 million square feet. In addition, as of December 31, 2008, the Company owned 17 properties under development, which when completed are expected to comprise 3.2 million square feet (the “Wholly Owned Properties under Development”) and 1,336 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2008 the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 49 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 1.4 million square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development” and, together with the Properties in Operation, the “Properties”) and 648 acres of developable land, substantially all of which is zoned for commercial use.
The Company provides leasing, property management, development and other tenant-related services for the Properties. The Company’s industrial Properties consist of a variety of warehouse, distribution, service, assembly, light manufacturing and research and development facilities. They include both single-tenant and multi-tenant facilities, with most designed flexibly to accommodate various types of tenants, space requirements and industrial uses. The Company’s office Properties are multi-story and single-story office buildings located principally in suburban mixed-use developments or office parks. Substantially all of the Company’s Properties are located in prime business locations within established business communities. In addition, the Company, individually or through joint ventures, owns urban office properties in Philadelphia and Washington, D.C. Going forward the Company’s product and market selection will favor metro-office, multi-tenant industrial and flex properties and markets with strong demographic and economic fundamentals.
The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.0% of the common equity of the Operating Partnership at December 31, 2008. The common units of limited partnership interest in the Operating Partnership (the “Common Units”), other than those owned by the Trust, are exchangeable on a one-for-one basis (subject to anti-dilution protections) for the Trust’s Common Shares of Beneficial Interest, $0.001 par value per share (the “Common Shares”). As of December 31, 2008, the Common Units held by the limited partners were exchangeable for 4.1 million Common Shares. The Company has issued several series of Cumulative Redeemable Preferred Units of the Operating Partnership (the “Preferred Units”). The outstanding Preferred Units of each series are exchangeable on a one-for-one basis after stated dates into a corresponding series Cumulative Redeemable Preferred Shares of the Trust. Collectively, the ownership of the holders of Common and Preferred Units is reflected on the Trust’s financial statements as minority interest.
In addition to this Annual Report on Form 10-K, the Company files with or furnishes to the SEC periodic and current reports, proxy statements and other information. The Company makes these documents available on its website, www.libertyproperty.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Any document the Company files with or furnishes to the SEC is available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Further information about the public reference facilities is available by calling the SEC at (800) SEC-0330. These documents also may be accessed on the SEC’s web site, http://www.sec.gov.
Also posted on the Company’s website is the Company’s Code of Conduct, which applies to all of its employees and also serves as a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions. The Company will send the Code of Conduct, free of charge, to anyone who requests a copy in writing from its Investor Relations Department at the address set forth on the cover of this filing. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to or waivers of the Code of Conduct by posting the required information in the Corporate Governance section of its website.
Management and Employees
The Company’s 481 employees (as of February 23, 2009) operate under the direction of 19 senior executives, who have been affiliated with the Company and the Predecessor for 17 years, on average. The Company and the Predecessor have developed and managed commercial real estate for the past 36 years. The Company maintains an in-house leasing and property management staff which enables the Company to better understand the characteristics of the local markets in which it operates, to respond quickly and directly to tenant needs and to better identify local real estate opportunities. At December 31, 2008, the Company’s reportable segments were based on the Company’s method of internal reporting and are as follows:

Reportable Segments	Markets
Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
Business Objective and Strategies for Growth
The Company’s business objective is to maximize long-term profitability for its shareholders by being a recognized leader in commercial real estate through the ownership, management, development and acquisition of superior office and industrial properties. The Company intends to achieve this objective through offering office and industrial properties in multiple markets and operating as a leading landlord in the industry. The Company believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification both in terms of geographic market and real estate product type, access to capital and the ability to attract and retain personnel. The Company also strives to be a leading provider of customer service, providing an exceptional and positive customer experience. The Company seeks to be an industry leader in sustainable development and to operate an energy-efficient portfolio. In pursuing its business objective, the Company seeks to achieve a combination of internal and external growth, maintain a conservative balance sheet and pursue a strategy of financial flexibility.
Products
The Company strives to be a recognized quality provider of five products (industrial properties, including big box warehouse, multi-tenant industrial, and flex/R&D; and office properties, including single-story office and multi-story office). Going forward the Company’s product selection will favor metro-office, multi-tenant industrial and flex properties. Going forward the Company’s market selection will favor markets with strong demographic and economic fundamentals. Consistent with the Company’s strategy and market opportunities, the Company may pursue office and industrial products other than those noted above.
Markets
The Company operates primarily in the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company’s goal is to operate in each of its markets with an appropriate product mix of office and industrial properties. In some markets it may offer only one of its product types. Generally, the Company seeks to have a presence in each market sufficient for the Company to be viewed as a significant participant in each market. The Company’s efforts emphasize business park development and asset aggregation. The Company gathers information from internal sources and independent third parties and analyzes this information to support its evaluation of markets and market conditions.
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
Cost Controls
The Company seeks to identify best practices to apply throughout the Company in order to enhance cost savings and other efficiencies. The Company also employs an annual capital improvement and preventative maintenance program designed to reduce the operating costs of the Properties in Operation and maintain the long-term value of the Properties in Operation.
Customer Service
The Company seeks to achieve high tenant retention through a comprehensive customer service program, which is designed to provide an exceptional and positive customer experience. The customer service program establishes best practices and provides an appropriate customer feedback process. The Company believes that the program has been helpful in increasing customer satisfaction.
Energy Efficiency Initiatives
The Company is committed to improving the energy efficiency of the existing buildings in its portfolio and has made a substantial effort to design environmentally friendly features in the buildings it develops.
The Company has been an active participant in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program. The LEED program, which was created to recognize environmental leadership in the building industry, establishes a voluntary, consensus-based national standard for developing high-performance, sustainable buildings. The Company currently has over seven million square feet of LEED projects completed or under construction, including the 1.25 million square foot Comcast Center.
The Company believes that building in accordance with LEED standards is environmentally responsible and can lead to significant operating efficiencies. The Company believes that green building techniques such as construction waste management (recycling waste onsite); energy conservation (occupancy sensors associated with lighting and high performance HVAC systems); and improvement of environmental quality (maximization of daylight and use of low-emitting materials) can result in positive environmental results and significant economic returns to tenants in terms of savings in operating costs and improved employee performance.
The Company has also taken significant steps to measure the energy efficiency of the existing buildings in the portfolio and to move forward with efforts to improve the energy efficiency of the buildings in the portfolio. These efforts have included, in various cases: (1) conducting energy audits; (2) performing lighting retrofits and installing lighting controls; (3) installing building automation systems; (4) installing improvements designed to increase energy efficiency; and (5) establishing and implementing a green property management guide and green training program.
The Company’s efforts in this area are ongoing. The Company intends to continue to explore methods of enhancing the performance of the buildings in its existing portfolio.
External Growth Strategies
The Company seeks to enhance its long-term profitability through the development, acquisition and disposition of properties either directly or through joint ventures. The Company also considers acquisitions of real estate operating companies.
However, current market conditions are not favorable for the development, acquisition and disposition of properties and consequently the Company expects growth in profitability from these sources to be limited at least in the near term.

Wholly Owned Properties
Development
The Company pursues attractive development opportunities, focusing primarily on high-quality suburban industrial and office properties within its existing markets. When the Company’s marketing efforts identify opportunities, the Company will consider pursuing opportunities outside of the Company’s established markets. The Company and its Predecessor have developed over 59 million square feet of commercial real estate during the past 36 years. The Company’s development activities generally fall into two categories: build-to-suit projects and projects built for inventory (projects that are less than 75% leased prior to commencement of construction). The Company develops build-to-suit projects for existing and new tenants. The Company also builds properties for inventory where the Company has identified sufficient demand at market rental rates to justify such construction.
During the year ended December 31, 2008, the Company completed three build-to-suit projects and 14 inventory projects totaling 3.2 million square feet and representing an aggregate Total Investment, as defined below, of $217.0 million. As of December 31, 2008, these completed development properties were 61.2% leased. The “Total Investment” for a Property is defined as the Property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs.
As of December 31, 2008, the Company had 17 Wholly Owned Properties under Development, which are expected to comprise, upon completion, 3.2 million square feet and are expected to represent a Total Investment of $373.6 million. These Wholly Owned Properties under Development were 63.0% pre-leased as of December 31, 2008. The scheduled deliveries of the 3.2 million square feet of Wholly Owned Properties under Development are as follows (in thousands, except percentages):

	Square Feet				Percent Leased	Total
Scheduled In-Service Date	Ind-Dist.	Ind-Flex	Office	Total	December 31, 2008	Investment
1st Quarter 2009	—	—	90	90	85.9%	$16,321
2nd Quarter 2009	920	126	78	1,124	52.0%	71,893
3rd Quarter 2009	100	69	333	502	13.6%	88,723
4th Quarter 2009	961	—	177	1,138	95.2%	126,212
2nd Quarter 2010	—	—	95	95	72.3%	24,206
4th Quarter 2010	—	—	211	211	50.8%	46,245

Total	1,981	195	984	3,160	63.0%	$373,600

The Company believes that, because it is a fully integrated real estate firm, its base of commercially zoned land in existing industrial and office business parks provides a competitive advantage for future development activities. As of December 31, 2008, the Company owned 1,336 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that its land holdings would support, as and when developed, 13.6 million square feet of property. The Company’s investment in land held for development as of December 31, 2008 was $209.6 million.
Through a development agreement with Kent County Council, the Company develops commercial buildings at Kings Hill, a 650-acre mixed use development site in the County of Kent, England.  The Company also is the project manager for the installation of infrastructure on the site and receives a portion of the proceeds from the sale of land parcels to home builders.  The site has planning consent for 2.0 million square feet of commercial space and 2,750 homes, of which approximately 800,000 square feet of commercial space and 2,100 homes have now been completed.
Acquisitions/Dispositions
The Company seeks to acquire properties consistent with its business objectives and strategies. The Company executes its acquisition strategy by purchasing properties that management believes will create shareholder value over the long-term.
During the year ended December 31, 2008, the Company acquired one property comprising 107,000 square feet for a Total Investment of $17.0 million.
The Company disposes of properties and land held for development that no longer fit within the Company’s strategic plan, or with respect to which the Company believes it can optimize cash proceeds. During the year ended December

31, 2008, the Company sold 13 operating properties, which contained 665,000 square feet, and 24 acres of land, for aggregate proceeds of $83.0 million.
Joint Venture Properties
The Company, from time to time, considers joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide the Company with additional sources of capital to share investment risk and fund capital requirements. In some instances, joint venture partnerships provide the Company with additional local market or product type expertise.
As of December 31, 2008, the Company had investments in and advances to unconsolidated joint ventures totaling $266.6 million (see Note 4 to the Company’s Consolidated Financial Statements).
Development
During the year ended December 31, 2008, unconsolidated joint ventures in which the Company held an interest completed three inventory projects totaling 351,000 square feet and representing a Total Investment of $42.5 million. As of December 31, 2008, these completed development properties were 65.9% leased. Additionally, the final 306,000 square feet of Comcast Center (owned by a joint venture in which the Company has a 20% interest), representing a Total Investment of $124.1 million, were brought into service.
As of December 31, 2008, unconsolidated joint ventures in which the Company held an interest had four JV Properties under Development which are expected to comprise, upon completion, 1.4 million leaseable square feet and are expected to represent a Total Investment of $186.4 million. These JV Properties under Development were 38.1% pre-leased as of December 31, 2008.
As of December 31, 2008, unconsolidated joint ventures in which the Company held an interest owned 648 acres of land held for development, substantially all of which is zoned for commercial use. Substantially all of the land is located adjacent to or within existing industrial or business parks with site improvements, such as public sewers, water and utilities, available for service. The Company anticipates that its joint venture land holdings would support, as and when developed, 6.5 million square feet of property.
Acquisitions/Dispositions
During the year ended December 31, 2008, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
During the year ended December 31, 2008, a joint venture in which the Company held a 50% interest realized proceeds of $1.4 million from the sale of one acre of land.
ITEM 1A. RISK FACTORS
The Company’s results of operations and the ability to make distributions to our shareholders and service our indebtedness may be affected by the risk factors set forth below. (The Company refers to itself as “we”, “us” or “our” in the following risk factors.) This section contains some forward looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 28.
Risks Related to Our Business
Recent turmoil in the global credit markets and current economic downturn could adversely affect our business and financial condition.
The Company’s business is subject to the risks in this section. Current economic conditions have increased the probability the Company will experience these risks. Recent turmoil in the global credit markets and declines and continuing weakness in the general economy have negatively impacted the Company’s normal business practices, particularly its financing activities.
We have historically relied on access to the credit markets in the conduct of our business. In particular, we currently utilize a $600 million credit facility, and additionally, we have, as of December 31, 2008, $2.1 billion of senior unsecured debt and $198.6 million of secured debt. Our credit facility expires in January 2010, subject to a right to extend for a one-year period. Although we are not aware of any instances in which banks participating in the credit facility have been unable or unwilling to participate in draws under the facility, it is possible that the financial issues confronting the banking industry could lead to such an occurrence. If such a circumstance occurred it is possible that the Company could not access the full amount which is supposed to be available under the credit facility. Additionally, if the financial issues confronting the banking industry persist it is possible that the amount and terms available for a renewal of the credit facility could be adversely impacted. Our secured and unsecured debt matures at various times between 2009 and 2019. Only a small portion of the principal of our debt is repaid prior to maturity. Therefore, we generally need to refinance our outstanding debt as it matures. In 2009, we have $270 million of senior unsecured debt and $41.8 million of secured debt maturing.
The circumstances noted above have adversely impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulting in the practicable unavailability of certain types of debt financing. For example, the market for senior unsecured debt financing has been generally unavailable to REITs during 2008. We anticipate that the senior unsecured debt market will be unavailable for the remainder of 2009. As a consequence, we have shifted our financing strategy to include more secured debt.
In addition to our reliance on access to credit markets in the conduct of our business, we have relied on the proceeds from the sale of our real estate assets to fund our growth opportunities. The absence of available financing to facilitate purchase and sale transactions has reduced our ability to rely on the proceeds to fund our growth opportunities.
Additionally, to the extent that credit continues to be less available than in the past and/or more costly than in the past, this state of affairs will likely have an adverse impact on the value of commercial real estate. Uncertainty in the markets about the pricing of real estate has also reduced our ability to rely on the sale of our real estate assets to fund our growth opportunities.
The dramatic and pervasive nature of the economic downturn engendered by the “credit crisis” has resulted in substantial job losses and financial stress to the businesses which form our tenant base. Although the Company endeavors to lease to credit-worthy tenants and has historically experienced relatively few defaults due to tenant bankruptcy, in this economic environment the Company may sustain substantially increased tenant defaults due to bankruptcy or otherwise. Such losses may be greater than expected and may result in a material diminution in the income generated by the Company’s portfolio.
Recent developments in the general economy have affected some of our existing tenants, and could have an adverse impact on our ability to collect rent or renew leases with these tenants, resulting in a negative effect on our cash flow from operations.
Recent developments in the general economy and the global credit markets have had a significant adverse effect on many companies in numerous industries, particularly the financial services and banking industries. We have tenants in these and other industries which may be experiencing these adverse effects. Should any of our tenants that may experience a downturn in its business that weakens its financial condition, delay lease commencement, fail to make rental payments when due, become insolvent or declare bankruptcy, the result could be a termination of the tenant’s lease and material losses to us. Our cash flow from operations and our ability to make expected distributions to our shareholders and service our indebtedness could, in such a case, be adversely affected.
Unfavorable events affecting our existing tenants, or negative market conditions that may affect our existing tenants, could have an adverse impact on our ability to attract new tenants, relet space, collect rent or renew leases, and thus could have a negative effect on our cash flow from operations.
Our cash flow from operations depends on our ability to lease space to tenants on economically favorable terms. Therefore, we could be adversely affected by various facts and events over which we have limited control, such as:
▪	lack of demand for space in the areas where our Properties are located

▪	inability to retain existing tenants and attract new tenants

▪	oversupply of or reduced demand for space and changes in market rental rates

▪	defaults by our tenants or their failure to pay rent on a timely basis

▪	the need to periodically renovate and repair our space

▪	physical damage to our Properties

▪	economic or physical decline of the areas where our Properties are located

▪	potential risk of functional obsolescence of our Properties over time

If a tenant is unable to pay rent due to us, we may be forced to evict such tenants, or engage in other remedies, which may be expensive and time consuming and may adversely affect our net income, shareholders’ equity and cash distributions to shareholders.
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
Our Properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, general and administrative costs and other costs associated with security, landscaping, repairs and maintenance. While our current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets so as to meet increased expenses without simultaneously decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service our indebtedness could be adversely affected.
Our ability to achieve growth in operating income depends in part on our ability to develop properties, which may suffer under certain circumstances.
We intend to continue to develop properties when warranted by market conditions. However, current market conditions are not favorable for development and consequently we expect growth in operating income from development to be limited at least in the near term.
Additionally, our general construction and development activities include the risks that:
▪	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability

▪	construction costs may exceed our original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because we may not be able to increase rents to compensate for the increase in construction costs

▪	some developments may fail to achieve expectations, possibly making them unprofitable

▪	we may be unable to obtain, or may face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project

▪	we may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred. If we alter or discontinue our development efforts, past and future costs of the investment may need to be expensed rather than capitalized and we may determine the investment is impaired, resulting in a loss

▪	we may expend funds on and devote management’s time to projects that we do not complete

▪	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in lower than projected rental rates with the result that our investment is not profitable
We face risks associated with property acquisitions.
We acquire individual properties and portfolios of properties, in some cases through the acquisition of operating entities, and intend to continue to do so when circumstances warrant. However, current market conditions are not favorable for acquisitions and consequently we expect growth in operating income from acquisitions to be limited at least in the near term.
Additionally, our acquisition activities and their success are subject to the following risks:
▪	when we are able to locate a desirable property, competition from other real estate investors may significantly increase the purchase price

▪	acquired properties may fail to perform as expected

▪	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates

▪	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures

▪	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties and operating entities, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected
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
Our Properties are located principally in specific geographic areas. Due to the concentration of our Properties in these areas, performance is dependent on economic conditions in these areas. These areas have experienced periods of economic decline.
We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.
In addition to the capital market constraints previously noted, our ability to access the public debt and equity markets depends on a variety of factors, including:
▪	general economic conditions affecting these markets

▪	our own financial structure and performance

▪	the market’s opinion of REITs in general

▪	the market’s opinion of REITs that own properties similar to ours
We may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.
Required payments on our indebtedness generally are not reduced if the economic performance of our portfolio of Properties declines. If the economic performance of our Properties declines, net income, cash flow from operations and cash available for distribution to shareholders will be reduced. If payments on debt cannot be made, we could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations, including our $600 million credit facility and $2.1 billion in unsecured notes issued in past public offerings, contain cross-default and/or cross-acceleration provisions, as does $10.9 million in outstanding mortgage indebtedness at December 31, 2008, which means that a default on one obligation may constitute a default on other obligations.

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
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our Common Shares.
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
Further issuances of equity securities may be dilutive to our existing shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future developments, acquisitions, or repay indebtedness. We are currently engaged in an ongoing offering of up to $150 million of our equity securities. Additionally, our Board of Trustees can authorize the issuance of additional securities without shareholder approval. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity.
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
Property ownership through joint ventures will limit our ability to act exclusively in our interests and may require us to depend on the financial performance of our co-venturers.
From time to time we invest in joint ventures in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. In instances where we lack a controlling interest, our partners may be in a position to require action that is contrary to our objectives. While we seek to negotiate the terms of these joint ventures in a way that secures our ability to act in our best interests, there can be no assurance that those terms will be sufficient to fully protect us against actions contrary to our interests. If the objectives of our co-ventures are inconsistent with ours, we may not in every case be able to act exclusively in our interests.
Additionally, our joint venture partners may experience financial difficulties that impair their ability to meet their obligations to the joint venture, such as with respect to providing additional capital, if required. If such a circumstance presented itself we may be required to perform on their behalf, if possible, or suffer a loss of all or a portion of our investment in the joint venture.
Risks Related to the Real Estate Industry
Real estate investments are illiquid, and we may not be able to sell our Properties if and when we determine it is appropriate to do so.
Real estate generally cannot be sold quickly. We may not be able to dispose of our Properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended (the

“Code”) limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to shareholders and adversely impacting our ability to meet our obligations to the holders of other securities.
We may experience economic harm if any damage to our Properties is not covered by insurance.
We believe all of our Properties are adequately insured. However, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our Properties. Our existing property and liability policies expire during 2009. We cannot guarantee that we will be able to renew or duplicate our current coverages in adequate amounts or at reasonable prices.
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
Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our Properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders because:
▪	as owner or operator, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination

▪	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination

▪	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs

▪	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs
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
It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:
▪	the environmental assessments and updates will not identify all potential environmental liabilities

▪	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments

▪	new environmental liabilities have developed since the environmental assessments were conducted

▪	future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us
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
Terrorist attacks against our Properties, or against the United States or United States interests generally, may negatively affect our operations and investments in our securities. Attacks or armed conflicts could have a direct adverse impact on our Properties or operations through damage, destruction, loss or increased security costs. Any terrorism insurance that we obtain may be insufficient to cover the loss for damages to our Properties as a result of terrorist attacks.
Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have an adverse impact on our operating results.
Risks Related to Our Organization and Structure
We have elected REIT status under the federal tax laws and could suffer adverse consequences if we fail to qualify as a REIT.
We have elected REIT status under federal tax laws and have taken the steps known to us to perfect that status, but we cannot be certain that we qualify or that we will remain qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, as to which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the related income tax regulations is greater in the case of a REIT that holds its assets in partnership form, as we do. Moreover, no assurance can be given that new tax laws will not significantly affect our qualification as a REIT or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the business.

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
Risks associated with potential borrowings necessary to make distributions to qualify as a REIT; distributions can be made in Common Shares.
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
For distributions with respect to a taxable year ending on or before December 31, 2009, Company stock may be used to meet these distribution requirements, subject to the requirements of Internal Revenue Service Revenue Procedure 2009-15, 200-4 I.R.B. 356. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10% of aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.
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
Certain officers of the Trust own Common Units. These units may be exchanged for our Common Shares. The officers who own those units and have not yet exchanged them for our Common Shares may suffer different and more adverse tax consequences than holders of our Common Shares suffer in certain situations:
▪	when certain of our Properties are sold

▪	when debt on those Properties is refinanced

▪	if we are involved in a tender offer or merger
Because these officers own units and face different consequences than shareholders do, the Trust and those officers may have different objectives as to these transactions than shareholders do.
Certain aspects of our organization could have the effect of restricting or preventing a change of control of our Company, which could have an adverse effect on the price of our shares.
Our charter contains an ownership limit on shares. To qualify as a REIT, five or fewer individuals cannot own, directly or indirectly, more than 50% in value of the outstanding shares of beneficial interest. To this end, our Declaration of Trust, among other things, generally prohibits any holder of the Trust’s shares from owning more than 5% of the Trust’s outstanding shares of beneficial interest, unless that holder gets the consent from our Board of

Trustees. This limitation could prevent the acquisition of control of the Company by a third party without the consent from our Board of Trustees.
We have a staggered board and certain restrictive nominating procedures. Our Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three-year terms as that class’ term expires. The terms of the Class III, Class I, and Class II trustees expire in 2009, 2010, and 2011, respectively. Any nominee for trustee must be selected under the nominating provisions contained in our Declaration of Trust and By-Laws. The staggered terms for trustees and the nominating procedures may affect shareholders’ ability to take control of the Company, even if a change in control were in the shareholders’ interest.
We can issue preferred shares. Our Declaration of Trust authorizes our Board of Trustees to establish the preferences and rights of any shares issued. The issuance of preferred shares could have the effect of delaying, making more difficult or preventing a change of control of the Company, even if a change in control were in the shareholder’s interest.
There are limitations on acquisition of and changes in control pursuant to, and fiduciary protections of The Board under Maryland law. The Maryland General Corporation Law (“MGCL”) contains provisions which are applicable to the Trust as if the Trust were a corporation. Among these provisions is a section, referred to as the “control share acquisition statute,” which eliminates the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. The MGCL also contains provisions applicable to us that are referred to as the “business combination statute,” which would generally limit business combinations between the Company and any 10% owners of the Trust’s shares or any affiliate thereof. Further, Maryland law provides broad discretion to the Board with respect to its fiduciary duties in considering a change in control of our Company, including that the Board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by the Board. Finally, the “unsolicited takeovers” provisions of the MGCL permit the Board, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or By-Laws, to implement takeover defenses that our Company does not yet have, including permitting only the Board to fix the size of the Board and permitting only the Board to fill a vacancy on the Board. All of these provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of the Company under circumstances that otherwise could provide the holders of Common Shares with the opportunity to realize a premium over the then current market price.
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
The market value of the equity securities of a REIT may be based primarily upon the market’s perception of the REITs growth potential and its current and future cash distributions, and may be secondarily based upon the real estate market value of the underlying assets. The failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of publicly traded securities. On November 17, 2008, we announced that our annual dividend rate was being reduced from $2.50 to $1.90. Our payment of future dividends will be at the discretion of our Board of Trustees and will depend on numerous factors including our cash flow, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as our Board of Trustees deems relevant, and we cannot assure you that our annual dividend rate will be maintained at its current level.
Rising market interest rates could make an investment in publicly traded securities less attractive. If market interest rates increase, purchasers of publicly traded securities may demand a higher annual yield on the price they pay for their securities. This could adversely affect the market price of publicly traded securities.
We no longer have a shareholder rights plan but are not precluded from adopting one.
Our shareholder rights plan expired in accordance with its terms on December 31, 2007. While we did not extend or renew the plan, we are not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specific percentage of our outstanding Common Shares since, upon this type of acquisition without approval of our Board of Trustees, all other common shareholders would have the right to purchase a specified amount of Common Shares at a substantial discount from market price.
Transactions by the Trust or the Operating Partnership could adversely affect debt holders.
Except with respect to several covenants limiting the incurrence of indebtedness and a covenant requiring the Operating Partnership to maintain a certain unencumbered total asset value, our indentures do not contain any additional provisions that would protect holders of the Operating Partnership’s debt securities in the event of (i) a highly leveraged transaction involving the Operating Partnership, (ii) a change of control or (iii) certain reorganizations, restructurings, mergers or similar transactions involving the Operating Partnership or the Trust.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Wholly Owned Properties in Operation, as of December 31, 2008, consisted of 357 industrial and 297 office properties. Single tenants occupy 200 Wholly Owned Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 454 of the Company’s Wholly Owned Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2008, the industrial Wholly Owned Properties in Operation were 90.1% leased. The average building size for the industrial Wholly Owned Properties in Operation was approximately 118,000 square feet. As of December 31, 2008, the office Wholly Owned Properties in Operation were 93.1% leased. The average building size for the office Wholly Owned Properties in Operation was approximately 73,000 square feet.
The JV Properties in Operation, as of December 31, 2008, consisted of 46 industrial and 49 office properties. Single tenants occupy 43 JV Properties in Operation. These tenants generally require a reduced level of service in connection with the operation or maintenance of these properties. The remaining 52 of the Company’s JV Properties in Operation are multi-tenant properties for which the Company renders a range of building, operating and maintenance services.
As of December 31, 2008, the industrial JV Properties in Operation were 93.5% leased. The average building size for the industrial JV Properties in Operation was approximately 185,000 square feet. As of December 31, 2008, the office JV Properties in Operation were 89.6% leased. The average building size for the office JV Properties in Operation was approximately 93,000 square feet.

A complete listing of the Wholly Owned Properties in Operation appears as Schedule III to the financial statements of the Company included in this report. The table below sets forth certain information on the Company’s Properties in Operation as of December 31, 2008 (in thousands, except percentages).

	Type	Net Rent (1)	Square Feet	% Leased
Northeast	Industrial-Distribution	$54,535	14,705	87.9%
	-Flex	33,442	3,890	93.2%
	Office	123,948	9,059	92.9%

	Total	211,925	27,654	90.3%

Midwest	Industrial-Distribution	5,320	1,224	100.0%
	-Flex	18,072	2,463	83.5%
	Office	28,320	2,468	96.7%

	Total	51,712	6,155	92.1%

Mid-Atlantic	Industrial-Distribution	33,656	8,843	90.5%
	-Flex	9,619	1,188	89.8%
	Office	59,732	4,603	93.0%

	Total	103,007	14,634	91.2%

South	Industrial-Distribution	27,046	5,934	93.1%
	-Flex	30,317	3,834	90.2%
	Office	59,658	4,620	90.5%

	Total	117,021	14,388	91.5%

Philadelphia	Industrial-Distribution	—	—	—
	-Flex	1,745	101	100.0%
	Office	11,130	733	99.2%

	Total	12,875	834	99.3%

United Kingdom	Industrial-Distribution	—	—	—
	-Flex	1,148	44	100.0%
	Office	2,168	90	92.0%

	Total	3,316	134	94.6%

TOTAL	Industrial-Distribution	120,557	30,706	90.1%
	-Flex	94,343	11,520	89.9%
	Office	284,956	21,573	93.1%

	Total	$499,856	63,799	91.1%

Joint Ventures (2)	Industrial-Distribution	32,632	8,317	93.7%
	-Flex	3,718	171	86.7%
	Office	98,591	4,581	89.6%

		$134,941	13,069	92.2%

(1)	Net rent represents the contractual rent per square foot times the tenant’s square feet leased at December 31, 2008 for tenants in occupancy. Net rent does not include the tenant’s obligation to pay property operating expenses and real estate taxes.

(2)	Joint Ventures represent the 95 properties owned by unconsolidated joint ventures in which the Company has an interest.

The expiring square feet and annual rent by year for the Properties in Operation as of December 31, 2008 are as follows (in thousands):
Total Properties in Operation
Wholly Owned Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2009	3,020	$13,073	1,499	$12,955	2,208	$30,734	6,727	$56,762
2010	3,532	16,804	1,715	16,148	2,961	42,275	8,208	75,227
2011	2,988	13,667	1,345	13,868	2,356	36,304	6,689	63,839
2012	4,698	23,275	1,530	15,124	2,320	40,360	8,548	78,759
2013	2,076	10,421	1,328	13,950	2,558	42,709	5,962	67,080
2014	2,074	11,169	625	7,263	2,283	35,506	4,982	53,938
Thereafter	9,289	52,225	2,311	27,592	5,392	97,758	16,992	177,575

Total	27,677	$140,634	10,353	$106,900	20,078	$325,646	58,108	$573,180

Joint Venture Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2009	981	$3,817	18	$439	358	$7,297	1,357	$11,553
2010	1,367	5,451	5	135	435	9,407	1,807	14,993
2011	938	3,950	11	275	452	10,748	1,401	14,973
2012	329	1,598	90	2,423	150	3,420	569	7,441
2013	534	2,316	—	—	248	5,851	782	8,167
2014	1,078	4,981	2	64	330	9,195	1,410	14,240
Thereafter	2,562	13,665	—	—	2,155	72,098	4,717	85,763

Total	7,789	$35,778	126	$3,336	4,128	$118,016	12,043	$157,130

Properties in Operation:

	Industrial-
	Distribution		Industrial-Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
Year	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
2009	4,001	$16,890	1,517	$13,394	2,566	$38,031	8,084	$68,315
2010	4,899	22,255	1,720	16,283	3,396	51,682	10,015	90,220
2011	3,926	17,617	1,356	14,143	2,808	47,052	8,090	78,812
2012	5,027	24,873	1,620	17,547	2,470	43,780	9,117	86,200
2013	2,610	12,737	1,328	13,950	2,806	48,560	6,744	75,247
2014	3,152	16,150	627	7,327	2,613	44,701	6,392	68,178
Thereafter	11,851	65,890	2,311	27,592	7,547	169,856	21,709	263,338

Total	35,466	$176,412	10,479	$110,236	24,206	$443,662	70,151	$730,310

The table below highlights, for the Properties in Operation, the Company’s top ten office tenants and top ten industrial tenants as of December 31, 2008. The table includes, for the tenants in the JV Properties in Operation, the Company’s ownership percentage of the respective joint venture.

	Percentage		Percentage
Top 10 Office Tenants	of Net Rent	Top 10 Industrial Tenants	of Net Rent
The Vanguard Group, Inc.	4.1%	Home Depot U.S.A., Inc.	1.2%
GlaxoSmithKline	2.1%	Kellogg USA, Inc.	1.1%
General Motors Acceptance Corporation	1.6%	Wakefern Food Corp.	1.0%
PHH Corporation	1.3%	United Parcel Services, Inc.	0.8%
Comcast Corporation	1.2%	The Dial Corporation	0.6%
Sanofi-Aventis U.S., Inc.	1.1%	Uline, Inc.	0.5%
PNC Bank, National Association	1.0%	Broder Bros, Inc.	0.5%
WellCare Health Plans, Inc.	1.0%	Foxconn Corporation	0.5%
United States of America	0.9%	Moore Wallace North America, Inc.	0.4%
United Healthcare Services, Inc.	0.8%	Nexus Distribution Corporation	0.4%

	15.1%		7.0%

ITEM 3. LEGAL PROCEEDINGS
The Company has been substituted for Republic Property Trust, a Maryland real estate investment trust, and Republic Property Limited Partnership, a Delaware limited partnership, (together, “Republic”) as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation is summarized below. The litigation arises out of disputes between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The disputes include claims arising from the termination of an officer of Republic, the termination of a development arrangement in West Palm Beach, Florida and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation.
On November 17, 2006, Republic disclosed in a Form 8-K that Steven A. Grigg, its President and Chief Development Officer, had notified it that he was terminating his employment, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. The Company disagrees with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due and we have not remitted any such payments to Mr. Grigg under the terms of his employment agreement.
On December 22, 2006, Mr. Grigg filed a lawsuit against Republic in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) Republic breached his employment agreement, (ii) Republic breached its duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and Republic is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The Company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his complaint. Republic originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. Republic subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the litigation described below pending in the United States District Court for the District of Columbia. The Company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The Company seeks damages and other appropriate relief on these counterclaims.
On March 6, 2007, Mr. Richard Kramer, Republic’s former Non-executive Chairman of the Board, filed a lawsuit against Republic in the United States District Court for the District of Maryland Southern Division, in which he sought advancement for legal fees incurred by him purportedly in connection with an independent counsel’s investigation with respect to certain matters involving Republic’s course of dealing in a West Palm Beach development project, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed a nearly identical lawsuit against Republic in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Kramer’s lawsuit is without merit and filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Kramer’s lawsuit. Mr. Kramer filed a motion for summary judgment against the Company. On November 2, 2007 the Court denied Mr. Kramer’s motion for summary judgment and granted the Company’s motion to dismiss. Mr. Kramer has appealed the Court’s judgment.
On March 28, 2007, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued by Republic Property Limited Partnership to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with a previously-disclosed independent investigation, (iv) reimbursement for Republic’s expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, Republic filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. Republic Properties Corporation, Messrs. Kramer and Grigg filed motions to dismiss this lawsuit. On March 31, 2008, the Court granted the motion to dismiss. We filed a motion for reconsideration of the grant of the motion to dismiss. On August 13, 2008, the Court denied the motion for reconsideration. We have appealed the Court’s decision.
On May 21, 2007, Republic proffered a lease, or the Lease, to 25 Massachusetts Avenue Property LLC, or 25 Mass, for certain space in Republic Square I, an office building in Washington, D.C., or the Option Property. Two of Republic’s founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control 25 Mass and Mark R. Keller, Republic’s former Chief Executive Officer, holds an ownership interest in 25 Mass. Based on information provided by 25 Mass, immediately prior to the proffer of the Lease, approximately 50% of the Option Property’s net rentable area was under lease and approximately 37% of the Option Property’s net rentable area was rent paying space. Had 25 Mass accepted the Lease, more than 85% of the space in the Option Property would have been rent paying space. The base rents and other material terms of the Lease proffer were based on 25 Mass’s lease up projections for the Property and the Lease was on 25 Mass’s form lease agreement.
On May 22, 2007, 25 Mass rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for Republic’s own occupancy and leasing of space”. On May 29, 2007, Republic (i) re-tendered the Lease to 25 Mass for certain space at the Option Property and (ii) exercised its exclusive option to purchase the fee interest in the Option Property pursuant to the Option Agreement among 25 Mass, 660 North Capitol Street Property LLC and Republic dated as of November 28, 2005, or the Option Agreement. On May 30, 2007, 25 Mass rejected the Lease and claimed that “there has been no effective exercise of the Option.” The Company believes that the Lease was properly tendered for an appropriate purpose and, accordingly, the Company re-proffered the Lease to 25 Mass. 25 Mass rejected the Lease proffer and disputed whether the Lease entitled Republic to purchase the Property, pursuant to its exercise of the option, at the Purchase Price (as defined in the Option Agreement).
In response to 25 Mass’s rejection, on June 15, 2007, Republic filed a lawsuit against 25 Mass in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept Republic’s option exercise 25 Mass has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, 25 Mass has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. Republic sought, among other remedies, to obtain (I) an injunction against 25 Mass’s sale of the Option Property to any party other than Republic, (II) a declaration that the Lease and option exercise are effective and (III) an order that 25 Mass specifically perform its obligation to sell the Option Property to Republic pursuant to the Option Agreement. Also on June 15, 2007, Republic filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record Republic’s interest in the Option Property as reflected in the Delaware Chancery Court action. On April 7, 2008, the Court of Chancery issued an opinion concluding that neither party was entitled to relief and ordering that the Lis Pendens be lifted. On April 15, 2008, 25 Mass filed a notice of appeal from dismissal of its counterclaims. The parties fully briefed 25 Mass’ appeal to the Delaware Supreme Court, to which all appeals are made. Oral argument in this matter was made before the Delaware Supreme Court on November 12, 2008. On November 25, 2008, the Delaware Supreme Court remanded the matter to the Court of Chancery in order for the Court of Chancery to consider 25 Mass’ claimed breach of the Option Agreement based on (i) liability for breach of the implied duty of good faith and fair dealing; and (ii) liability for breach of the “further assurances” clause of the option agreement. On January 22, 2009, the Court of Chancery issued a Memorandum Opinion adhering to its original determination that 25 Mass’ counterclaim should be dismissed. On January 29, 2009, the Supreme Court of the State of Delaware set forth a schedule for supplemental memoranda to be filed by the parties. The schedule contemplates that the matter will be submitted to the Court for decision on briefs as of April 8, 2009.
On December 12, 2008, 25 Mass filed a complaint in the Superior Court for the District of Columbia, alleging that 25 Mass had entered a purchase and sale agreement with a third party for the sale of Republic Square I, and that Republic’s lawsuit and its Lis Pendens, described above, prevented a closing by which Republic Square I could be sold under the terms of that purchase and sale agreement. The December 12, 2008 lawsuit alleges that by so doing, Republic committed tortious interference with contract, tortious interference with prospective contractual relations, malicious prosecution, abuse of process and a violation of the Washington D.C. Lis Pendens statute. The filed complaint seeks “no less than $85 million” in compensatory damages, and “no less than $85 million” in punitive damages, and attorneys’ fees for an improperly filed Lis Pendens under Washington D.C. Code § 42-1207(d). We believe that these claims are without merit and intend to defend vigorously against this litigation.
While management currently believes that resolving these matters will not have a material adverse impact on our financial position, our results of operations or our cash flows, the litigation noted above is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes capable of being reasonably estimated.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

			Dividends
			Declared Per
	High	Low	Common Share
2008
Fourth Quarter	$37.27	$12.93	$0.475
Third Quarter	40.89	31.43	0.625
Second Quarter	37.11	32.60	0.625
First Quarter	33.24	25.85	0.625
2007
Fourth Quarter	$43.78	$28.16	$0.625
Third Quarter	45.48	34.27	0.625
Second Quarter	50.24	42.63	0.62
First Quarter	53.91	47.89	0.62
As of February 23, 2009, the Common Shares were held by 1,167 holders of record. Since its initial public offering in 1994, the Company has paid regular and uninterrupted quarterly dividends.
On November 17, 2008, the Company announced that its annual dividend rate was being reduced from $2.50 to $1.90. Although the Company currently anticipates that dividends at that or a comparable rate will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Trustees and will depend on numerous factors including the Company’s cash flow, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the general economic environment and such other factors as the Board of Trustees deems relevant.
In November 2008, certain individuals acquired a total of 110,000 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interest in Liberty Property Limited Partnership. Such persons acquired these units of limited partnership interest in connection with their contribution to the Operating Partnership of certain assets in 1998. The exchange of common shares of beneficial interest for the units of limited partnership interest is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth Selected Financial Data for Liberty Property Trust and Liberty Property Limited Partnership as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this report. Certain amounts from prior years have been reclassified to conform to current-year presentation.
Liberty Property Trust

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Total operating revenue	$748,520	$686,831	$607,562	$577,569	$529,606
Income from continuing operations	$126,963	$123,774	$139,890	$193,998	$123,491
Net income	$151,942	$164,831	$266,574	$249,351	$161,443

Basic:
Income from continuing operations	$1.35	$1.36	$1.56	$2.23	$1.46
Income from discontinued operations	$0.27	$0.45	$1.42	$0.64	$0.45
Income per common share	$1.62	$1.81	$2.98	$2.87	$1.91
Diluted:
Income from continuing operations	$1.35	$1.35	$1.55	$2.19	$1.44
Income from discontinued operations	$0.27	$0.45	$1.40	$0.63	$0.44
Income per common share	$1.62	$1.80	$2.95	$2.82	$1.88

Distributions paid per common share	$2.500	$2.485	$2.465	$2.445	$2.425
Weighted average number of shares outstanding – basic (1)	93,624	91,185	89,313	86,986	84,534
Weighted average number of shares outstanding – diluted (2)	93,804	91,803	90,492	88,376	86,024

Balance Sheet Data	December 31,
(In thousands)	2008	2007	2006	2005	2004
Net real estate	$4,546,418	$4,906,738	$4,318,530	$3,936,516	$3,641,569
Total assets	5,217,035	5,643,937	4,910,911	4,500,322	4,163,997
Total indebtedness	2,590,167	3,021,129	2,387,938	2,249,178	2,133,171
Shareholders’ equity	1,956,735	1,837,021	1,871,604	1,709,182	1,596,259

Other Data	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Cash provided by operating activities	$268,470	$346,752	$324,573	$360,749	$293,336
Cash provided by (used in) investing activities	52,553	(758,924)	(334,942)	(286,633)	(373,975)
Cash (used in) provided by financing activities	(333,835)	396,322	(327)	(39,470)	89,618
Funds from operations available to common shareholders (3)	313,910	305,216	294,801	293,973	291,144
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	63,799	62,079	59,160	60,613	58,052
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	13,069	11,462	6,172	3,758	3,603
Wholly Owned Properties in Operation at end of period	654	649	672	675	693
JV Properties in Operation at end of period	95	91	48	43	30
Wholly Owned Properties in Operation percentage leased at end of period	91%	93%	94%	92%	92%
JV properties in operation percentage leased at end of period	92%	94%	95%	99%	96%

Liberty Property Limited Partnership

Operating Data	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Total operating revenue	$748,520	$686,831	$607,562	$577,569	$529,606
Income from continuing operations	$153,542	$147,271	$159,698	$214,381	$140,647
Income available to common unitholders	$158,611	$172,387	$278,359	$259,364	$168,398

Basic:
Income from continuing operations	$1.35	$1.36	$1.56	$2.23	$1.46
Income from discontinued operations	$0.27	$0.45	$1.42	$0.64	$0.45
Income per common unit	$1.62	$1.81	$2.98	$2.87	$1.91
Diluted:
Income from continuing operations	$1.35	$1.35	$1.55	$2.19	$1.44
Income from discontinued operations	$0.27	$0.45	$1.40	$0.63	$0.44
Income per common unit	$1.62	$1.80	$2.95	$2.82	$1.88

Distributions paid per common unit	$2.500	$2.485	$2.465	$2.445	$2.425
Weighted average number of units outstanding – basic (1)	97,814	95,375	93,208	90,540	88,210
Weighted average number of units outstanding – diluted (2)	97,994	95,993	94,387	91,931	89,700

Balance Sheet Data	December 31,
(In thousands)	2008	2007	2006	2005	2004
Net real estate	$4,546,418	$4,906,738	$4,318,530	$3,936,516	$3,641,569
Total assets	5,217,035	5,643,937	4,910,911	4,500,322	4,163,997
Total indebtedness	2,590,167	3,021,129	2,387,938	2,249,178	2,133,171
Owners’ equity	2,325,376	2,209,125	2,168,912	1,961,908	1,800,145

Other Data	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Cash provided by operating activities	$268,470	$346,752	$324,573	$360,749	$293,336
Cash provided by (used in) investing activities	52,553	(758,924)	(334,942)	(286,633)	(373,975)
Cash (used in) provided by financing activities	(333,835)	396,322	(327)	(39,470)	89,618
Funds from operations available to common shareholders (3)	313,910	305,216	294,801	293,973	291,144
Total leaseable square footage of Wholly Owned Properties in Operation at end of period (in thousands)	63,799	62,079	59,160	60,613	58,052
Total leasable square footage of JV Properties in Operation at end of period (in thousands)	13,069	11,462	6,172	3,758	3,603
Wholly Owned Properties in Operation at end of period	654	649	672	675	693
JV Properties in Operation at end of period	95	91	48	43	30
Wholly Owned Properties in Operation percentage leased at end of period	91%	93%	94%	92%	92%
JV properties in operation percentage leased at end of period	92%	94%	95%	99%	96%

(1)	Basic weighted average number of shares includes vested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year.

(2)	Diluted weighted average number of shares outstanding includes the vested and unvested Common Shares (Liberty Property Trust)/Common Units (Liberty Property Limited Partnership) outstanding during the year as well as the dilutive effect of outstanding options.

(3)	The National Association of Real Estate Investment Trusts (“NAREIT”) has issued a standard definition for Funds from operations (as defined below). The Securities and Exchange Commission has agreed to the disclosure of this non-GAAP financial measure on a per share basis in its Release No. 34-47226, Conditions for Use of Non-GAAP Financial Measures. The Company believes that the calculation of Funds from operations is helpful to investors and management as it is a measure of the Company’s operating performance that excludes depreciation and amortization and gains and losses from property dispositions. As a result, year over year comparison of Funds from operations reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that Funds from operations provides useful information to the investment community about the Company’s financial performance when compared to other REITs since Funds from operations is generally recognized as the standard for reporting the operating performance of a REIT. Funds from operations available to common shareholders is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations available to common shareholders does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company’s operating performance or to cash flows as a measure of liquidity. Funds from operations available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. A reconciliation of Funds from operations to net income may be found on page 39.
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
As of December 31, 2008, the Company owned and operated 357 industrial and 297 office properties (the “Wholly Owned Properties in Operation”) totaling 63.8 million square feet. In addition, as of December 31, 2008, the Company owned 17 properties under development, which when completed are expected to comprise 3.2 million square feet (the “Wholly Owned Properties under Development”) and 1,336 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of December 31, 2008, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 49 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 1.4 million square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 648 acres of developable land, substantially all of which is zoned for commercial use.
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
Recent uncertainty in the global credit markets and declines and weakness in the general economy have negatively impacted the Company’s business practices. The credit markets have become considerably less favorable than in the recent past and the Company has shifted its financing strategy to include more secured debt and equity sales in order to address its financing needs. Additionally, uncertainty about the pricing of commercial real estate and the absence of available financing to facilitate transactions has dramatically reduced the Company’s ability to rely on the proceeds from the sale of real estate to provide proceeds to fund investment opportunities. Similarly, current market conditions are not favorable for acquisitions and development and consequently the potential for growth in operating income from acquisitions and development is anticipated to be limited in 2009.
Consistent with the dramatic slow down in the United States and world economy, rental demand for the Properties in Operation declined for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Despite this trend, the Company successfully leased 20.4 million square feet during the year ended December 31, 2008 and attained occupancy of 91.1% for the Wholly Owned Properties in Operation and 92.2% for the JV Properties in Operation for a combined occupancy of 91.3% for the Properties in Operation as of that date. At December 31, 2007, occupancy for the Wholly Owned Properties in Operation was 92.7% and for the JV Properties in Operation was 94.0% for a combined occupancy for the Properties in Operation of 92.9%. The Company believes that straight line rents on renewal and replacement leases for 2009 will on average be 4% to 6% greater than rents on expiring leases. Furthermore, the Company believes that average occupancy for its Properties in Operation will not increase or decrease by more than 1% for 2009 compared to 2008.

WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the year ended December 31, 2008, conditions for the acquisition of properties were unsettled because of adverse events in the credit markets. During the year ended December 31, 2008, the Company acquired one property representing 107,000 square feet for a Total Investment, as defined below, of $17.0 million. “Total Investment” for a property is defined as the property’s purchase price plus closing costs and management’s estimate, as determined at the time of acquisition, of the cost of necessary building improvements in the case of acquisitions, or land costs and land and building improvement costs in the case of development projects, and, where appropriate, other development costs and carrying costs. For 2009, the Company does not anticipate any wholly owned property acquisitions and pursuant to an existing commitment expects to purchase $17.6 million in land.
Dispositions
During the year ended December 31, 2008, market conditions for dispositions were unsettled, which the Company again attributes to adverse events in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the year ended December 31, 2008, the Company realized proceeds of $83.0 million from the sale of 13 operating properties representing 665,000 square feet and 24 acres of land. For 2009, the Company believes it will realize proceeds of approximately $125 million to $200 million from the sale of operating properties.
Development
During the year ended December 31, 2008, the Company brought into service 17 Wholly Owned Properties under Development representing 3.2 million square feet and a Total Investment of $217.0 million, and initiated $207.6 million in real estate development. As of December 31, 2008, the projected Total Investment of the Wholly Owned Properties under Development was $373.6 million. For 2009, the Company believes that it will bring into service from its development pipeline approximately $250 million to $350 million of Total Investment in operating real estate. Although the Company continues to pursue development opportunities, current market conditions are not favorable for development, and the Company currently anticipates only a modest amount of development starts in 2009. Furthermore, any 2009 development starts will be substantially pre-leased.
JOINT VENTURE CAPITAL ACTIVITY
The Company periodically enters into joint venture relationships in connection with the execution of its real estate operating strategy.
Acquisitions
During the year ended December 31, 2008, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties. For 2009, the Company believes that property acquisitions by existing joint ventures will be in the $50 million to $100 million range.
Dispositions
During the year ended December 31, 2008, a joint venture in which the Company held a 50% interest realized proceeds of $1.4 million from the sale of one acre of land. For 2009, the Company does not anticipate that any unconsolidated joint ventures in which it holds an interest will dispose of any operating properties.
Development
During the year ended December 31, 2008, joint ventures in which the Company held a 50% interest brought into service three Properties under Development representing 351,000 square feet and a Total Investment of $42.5 million. As of December 31, 2008, the projected Total Investment of JV Properties under Development was $186.4 million. For 2009, the Company expects unconsolidated joint ventures in which it holds an interest to bring into service $100 million to $175 million of Total Investment in operating properties.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was then developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sale of Real Estate” (“SFAS 66”) had not been met and the transaction was accounted for as a financing arrangement.

On March 31, 2008, a $324 million, ten-year secured financing at a 6.15% interest rate for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s Credit Facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction was deferred until the costs of the project could be reasonably estimated. Profit on the sale was recognized in the fourth quarter of 2008. See Note 4 to the Company’s Consolidated Financial Statements.
During the year ended December 31, 2008, the Company brought into service the final 306,000 square feet of Comcast Center equaling $124.1 million of Total Investment.
Forward-Looking Statements
When used throughout this report, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties that could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions; rental demand; the Company’s ability to identify, and enter into agreements with suitable joint venture partners in situations where it believes such arrangements are advantageous; the Company’s ability to identify and secure additional properties and sites, both for itself and the joint ventures to which it is a party, that meet its criteria for acquisition or development; the current credit crisis and its impact on the availability and cost of capital; the effect of prevailing market interest rates; risks related to the integration of the operations of entities that we have acquired or may acquire; risks related to litigation; and other risks described from time to time in the Company’s filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.
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
The following critical accounting policies discussion reflects what the Company believes are the more significant estimates, assumptions and judgments used in the preparation of its Consolidated Financial Statements. This discussion of critical accounting policies is intended to supplement the description of the accounting policies in the footnotes to the Company’s Consolidated Financial Statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions and judgments. For further discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in this report.
Capitalized Costs
Expenditures directly related to the acquisition or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in net real estate and are stated at cost. The Company considers a development property substantially complete upon the completion of tenant build-out, but no later than one year after the completion of major construction activity. The capitalized costs include pre-construction costs essential to the development of the property, construction costs, interest costs, real estate taxes, development related salaries and other costs incurred during the period of development. The determination to capitalize rather than expense costs requires the Company to evaluate the status of the development activity. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $20.0 million, $45.7 million and $30.8 million, respectively.
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
Allowance for Doubtful Accounts
The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis. Based on these reviews, provisions are established, and an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments is maintained. As of December 31, 2008 and 2007, the Company’s allowance for doubtful accounts totaled $8.5 million and $6.0 million, respectively. The Company’s bad debt expense for the years ended December 31, 2008, 2007 and 2006 was $4.8 million, $3.4 million and $1.0 million, respectively. During the year ended December 31, 2006, the Company realized $2.0 million from the settlement of a tenant bankruptcy.
Impairment of Real Estate
The Company evaluates its real estate investments upon occurrence of significant adverse changes in operations to assess whether any impairment indicators are present that could affect the recovery of the recorded value. Indicators the Company uses to determine whether an impairment evaluation is necessary includes the low occupancy level of the property, holding period for the property, strategic decisions regarding future development plans for a property under development and land held for development and other market factors. If impairment indicators are present the Company performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. The Company assesses the expected undiscounted cash flows based upon estimated capitalization rates, historic operating results and market conditions that may affect the property. If any real estate investment is considered impaired, the carrying value of the property is written down to its estimated fair value. Fair value is estimated based on the discounting of future expected cash flows at a risk adjusted interest rate. During the years ended December 31, 2008, 2007 and 2006 the Company recognized impairment losses of $3.1 million, $0.2 million and $4.2 million, respectively. The determination of whether an impairment exists requires the Company to make estimates, judgments and assumptions about the future cash flows. The Company has evaluated each of its Properties and land held for development and has determined that there are no additional impairment charges that need to be recorded at December 31, 2008.
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
The Company assesses goodwill for impairment annually in November and in interim periods if certain events occur indicating the carrying value is impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the years ended December 31, 2008 or 2007.
Investments in Unconsolidated Joint Ventures
The Company analyzes its investments in joint ventures under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to determine if the joint venture is considered a variable interest entity and would require consolidation. To the extent that the Company’s joint ventures do not qualify as variable interest entities, it completes a further assessment under the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) to determine if the venture should be consolidated. The Company does not have any interests in variable interest entities. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company’s estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the year ended December 31, 2008 with the results of operations of the Company for the year ended December 31, 2007, and the results of operations of the Company for the year ended December 31, 2007 with the results of operations of the Company for the year ended December 31, 2006. As a result of the varying level of development, acquisition and disposition activities by the Company in 2008, 2007 and 2006, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store (as defined below) results, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2008 increased to $5,084.3 million from $4,553.0 million for the year ended December 31, 2007. This increase in operating real estate owned resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $748.5 million for the year ended December 31, 2008 from $686.8 million for the year ended December 31, 2007. This $61.7 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Same Store group of properties, discussed below. This increase was partially offset by a decrease in “Termination Fees,” which totaled $3.9 million for the year ended December 31, 2008 as compared to $4.2 million for the year ended December 31, 2007. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s financial statements for reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Year Ended December 31,		Percentage
	2008	2007	Increase (Decrease)
Northeast
– Southeastern PA	$120,778	$115,192	4.8%
– Lehigh/Central PA	72,440	68,015	6.5	% (1)
– New Jersey	23,156	26,934	(14.0	%) (2)
Midwest	51,890	52,865	(1.8%)
Mid-Atlantic	100,891	90,075	12.0	% (3)
South	115,329	100,274	15.0	% (3)
Philadelphia	21,635	14,585	48.3	% (4)
United Kingdom	3,295	2,682	22.9	% (5)

Total property level operating income (6)	$509,414	$470,622	8.2%

(1)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to an increase in average gross investment in operating real estate and an increase in rental rates. This increase was partially offset by a decrease in occupancy during 2008.

(2)	The decrease for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to a decrease in occupancy. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in rental rates during 2008.

(3)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and an increase in occupancy during 2008 compared to 2007.

(4)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008.

(5)	The increase for the year ended December 31, 2008 versus the year ended December 31, 2007 was primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in occupancy, a decrease in the foreign exchange rate, and a decrease in rental rates during 2008.

(6)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties decreased to $438.2 million for the year ended December 31, 2008 from $440.9 million for the year ended December 31, 2007, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and decreased to $433.1 million for the year ended December 31, 2008 from $433.9 million for the year ended December 31, 2007 on a cash basis. These decreases of 0.6% and 0.2%, respectively, are primarily due to a decrease in occupancy.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 590 properties totaling approximately 53.4 million square feet owned on January 1, 2007 and excluding properties sold through December 31, 2008.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended December 31, 2008 and 2007. Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2008	2007
Same Store:
Rental revenue	$447,731	$448,489

Operating expenses:
Rental property expense	144,362	142,332
Real estate taxes	75,360	66,778
Operating expense recovery	(210,151)	(201,520)

Unrecovered operating expenses	9,571	7,590

Property level operating income	438,160	440,899
Less straight line rent	5,102	6,977

Cash basis property level operating income	$433,058	$433,922

Reconciliation of non-GAAP financial measure:
Property level operating income – Same Store	$438,160	$440,899
Property level operating income – properties purchased or developed subsequent to January 1, 2007	69,776	27,644
Less: Property level operating income – properties held for sale at December 31, 2008	(2,377)	(2,084)
Termination fees	3,855	4,163
General and administrative expense	(54,378)	(54,249)
Depreciation and amortization expense	(173,097)	(155,616)
Other income (expense)	(139,646)	(115,331)
Gain on property dispositions	10,572	1,463
Income taxes	(1,645)	709
Minority interest	(27,062)	(23,598)
Equity in earnings (loss) of unconsolidated joint ventures	2,805	(226)
Discontinued operations, net of minority interest	24,979	41,057

Net income	$151,942	$164,831

General and Administrative
General and administrative expenses were relatively unchanged with an expense of $54.4 million for the year ended December 31, 2008 compared to $54.2 million for the year ended December 31, 2007. Minor increases in compensation expense were offset by minor decreases in expenses for marketing and consulting services.
Depreciation and Amortization
Depreciation and amortization increased to $173.1 million for the year ended December 31, 2008 from $155.6 million for the year ended December 31, 2007. The increase was primarily due to the increase in average gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense increased to $155.7 million for the year ended December 31, 2008 from $127.1 million for the year ended December 31, 2007. This increase was related to an increase in the average debt outstanding, which was $2,833.9 million for the year ended December 31, 2008, compared to $2,677.9 million for the year ended December 31, 2007. The effect of the increase in the average debt outstanding was partially offset by a decrease in the weighted average interest rate to 6.1% for the year ended December 31, 2008 from 6.5% for the year ended December 31, 2007. Also contributing to the increase in interest expense was the decrease in interest that was capitalized due to the decrease in development activity.
Interest expense allocated to discontinued operations for the years ended December 31, 2008 and 2007 was $2.2 million and $7.0 million, respectively. This decrease was due to the decrease in the level of dispositions in 2008 compared to 2007.

Other
Gain on property dispositions increased to $10.6 million for the year ended December 31, 2008 from $1.5 million for the year ended December 31, 2007. The increase was primarily due to recognition of gain on the sale of Comcast Center into a joint venture in which the Company retains an interest (see Note 4 to the Company’s Consolidated Financial Statements).
During the fourth quarter of 2008, the Company purchased $23.4 million principal amount of its August 2010 Senior Notes. These notes were purchased at a $2.5 million discount. The discount is included in net income as a loan extinguishment gain.
Income from discontinued operations decreased to $25.0 million from $41.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease is due to lower operating income and the decrease in gains recognized on sales which were $23.5 million for the year ended December 31, 2008 compared to $33.6 million for the year ended December 31, 2007.
As a result of the foregoing, the Company’s net income decreased to $151.9 million for the year ended December 31, 2008 from $164.8 million for the year ended December 31, 2007.
Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006
Overview
The Company’s average gross investment in operating real estate owned for the year ended December 31, 2007 increased to $4,553.0 million from $3,830.5 million for the year ended December 31, 2006. This increase in operating real estate resulted in increases in rental revenue, operating expense reimbursement, rental property operating expenses, real estate taxes and depreciation and amortization expense.
Total operating revenue increased to $686.8 million for the year ended December 31, 2007 from $607.6 million for the year ended December 31, 2006. This $79.2 million increase was primarily due to the increase in investment in operating real estate and the increase in operating revenue from the Prior Year Same Store group of properties, discussed below. These increases were partially offset by a decrease in Termination Fees, which totaled $4.2 million for the year ended December 31, 2007 as compared to $6.1 million for the year ended December 31, 2006. Termination Fees are included in rental revenue.
Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 13 to the Company’s Consolidated Financial Statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):

Property Level Operating Income:

	Year Ended December 31,		Percentage
	2007	2006	Increase (Decrease)
Northeast
– Southeastern PA	$115,192	$114,046	1.0%
– Lehigh/Central PA	68,015	63,415	7.3	% (1)
– New Jersey	26,934	26,456	1.8%
Midwest	52,865	49,214	7.4	% (2)
Mid-Atlantic	90,075	80,668	11.7	% (2)
South	100,274	76,525	31.0	% (2)
Philadelphia	14,585	8,916	63.6	% (3)
United Kingdom	2,682	906	196.0	% (4)

Total property level operating income (5)	$470,622	$420,146	12.0%

(1)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 was primarily due to an increase in average gross investment in operating real estate. This increase was partially offset by a decrease in occupancy and a decrease in rental rates during 2007.

(2)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 is primarily due to an increase in average gross investment in operating real estate and an increase in occupancy. This increase was partially offset by a decrease in rental rates during 2007.

(3)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 was due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot development property which came into service incrementally from the third quarter of 2007 through the first quarter of 2008.

(4)	The increase for the year ended December 31, 2007 versus the year ended December 31, 2006 was primarily due to an increase in average gross investment in operating real estate, an increase in rental rates and an increase in occupancy in 2007 compared to 2006.

(5)	See a reconciliation of property level operating income to net income in the Same Store comparison below.
Same Store
Property level operating income, exclusive of Termination Fees, for the “Prior Year Same Store” (as defined below) properties increased to $408.3 million for the year ended December 31, 2007 from $399.3 million for the year ended December 31, 2006, on a straight line basis and increased to $406.2 million for the year ended December 31, 2007 from $394.2 million for the year ended December 31, 2006 on a cash basis. These increases of 2.3% and 3.1%, respectively, were primarily due to an increase in occupancy and an increase in rental rates.
Management generally considers the performance of the Prior Year Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Prior Year Same Store property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Prior Year Same Store properties consist of the 561 properties totaling approximately 50.2 million square feet owned on January 1, 2006 and excluding properties sold through December 31 2007.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Prior Year Same Store properties for the years ended December 31, 2007 and 2006. Prior Year Same Store property level income is a non-GAAP measure and does not represent income before property dispositions, income taxes, minority interest, and equity in earnings of unconsolidated joint ventures because it does not reflect the consolidated operations of the Company. Investors should review Prior Year Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Prior Year Same Store property level operating income to net income (in thousands).

	Year Ended December 31,
	2007	2006
Prior Year Same Store:
Rental revenue	$414,197	$406,063

Operating expenses:
Rental property expense	131,698	123,156
Real estate taxes	62,157	61,294
Operating expense recovery	(188,006)	(177,680)

Unrecovered operating expenses	5,849	6,770

Property level operating income	408,348	399,293
Less straight line rent	2,111	5,091

Cash basis property level operating income	$406,237	$394,202

Reconciliation of non-GAAP financial measure:
Property level operating income – prior year Same Store	$408,348	$399,293
Property level operating income – properties purchased or developed subsequent to January 1, 2006	65,110	21,352
Less: Property level operating income – 2008 discontinued operations	(7,001)	(6,561)
Termination fees	4,165	6,062
General and administrative expense	(54,249)	(46,332)
Depreciation and amortization expense	(155,616)	(132,106)
Other income (expense)	(115,331)	(100,789)
Gain on property dispositions	1,463	17,628
Income taxes	709	(288)
Minority interest	(23,598)	(19,801)
Equity in (loss) earnings of unconsolidated joint ventures	(226)	1,432
Discontinued operations at December 31, 2007	38,976	124,379
2008 discontinued operations	2,081	2,305

Net income	$164,831	$266,574

General and Administrative
General and administrative expenses increased to $54.2 million for the year ended December 31, 2007 from $46.3 million for the year ended December 31, 2006. This increase was primarily due to increases in salaries and increases in personnel consistent with the increase in the size of the Company. The increase in general and administrative expenses was also due to the expensing of costs relating to the acquisition of Republic and an increase in cancelled project costs.
Depreciation and Amortization
Depreciation and amortization increased to $155.6 million for the year ended December 31, 2007 from $132.1 million for the year ended December 31, 2006. The increase was primarily due to the increase in gross investment in operating real estate during the respective periods and particularly the increased investment in tenant improvement costs, which are depreciated over a relatively shorter period than buildings.
Interest Expense
Interest expense increased to $127.1 million for the year ended December 31, 2007 from $109.5 million for the year ended December 31, 2006. This increase was related to an increase in the average debt outstanding, which was $2,677.9 million for the year ended December 31, 2007, compared to $2,263.9 million for the year ended December 31, 2006. The effect of the increase in the average debt outstanding was partially offset by an increase in capitalized interest costs and a decrease in the weighted average interest rate to 6.5% for the year ended December 31, 2007 from 6.6% for the year ended December 31, 2006.
Interest expense allocated to discontinued operations for the years ended December 31, 2007 and 2006 was $7.0 million and $14.8 million, respectively. This decrease was due to the decrease in the level of dispositions in 2007 compared to 2006.

Other
Gain on property dispositions decreased to $1.5 million for the year ended December 31, 2007 from $17.6 million for the year ended December 31, 2006. The decrease was due to a gain on sale of properties to an unconsolidated joint venture during the year ended December 31, 2006. There was no similar transaction in 2007.
Income from discontinued operations decreased to $41.1 million from $126.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease is due to lower operating income and the decrease in gains recognized on sales which were $33.6 million for the year ended December 31, 2007 compared to $112.6 million for the year ended December 31, 2006.
As a result of the foregoing, the Company’s net income decreased to $164.8 million for the year ended December 31, 2007 from $266.6 million for the year ended December 31, 2006.
Liquidity and Capital Resources
Overview
The uncertainty in the global credit markets has negatively affected the unsecured debt markets. As a result, the Company will be more reliant on the secured debt market as a source of financing in 2009. The Company anticipates that it will need approximately $150 million during 2009 to complete its December 31, 2008 development pipeline and to fund 2009 development starts. The Company’s 2009 debt maturities total approximately $320 million. The Company believes that proceeds from asset sales and from secured debt financing will provide it with sufficient funds to satisfy these obligations. The Company expects to realize approximately $125 million to $200 million in proceeds from asset sales in 2009 and it currently has commitments for approximately $300 million in secured debt financings that it expects will fund in 2009. From January 1, 2009 through February 23, 2009, the Company has sold six Properties in Operation for $34.8 million and it has closed on $193.2 million in secured debt financings.
Activity
As of December 31, 2008, the Company had cash and cash equivalents of $55.5 million, including $39.7 million in restricted cash.
Net cash flow provided by operating activities decreased to $268.5 million for the year ended December 31, 2008 from $346.8 million for the year ended December 31, 2007. This $78.3 million decrease was primarily due to a change in restricted cash and the timing of payments on account. The change in restricted cash is due to the release of restricted funds in the United Kingdom for the payment of infrastructure costs. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation.
Net cash provided by investing activities was $52.6 million for the year ended December 31, 2008 compared to net cash used of $758.9 million for the year ended December 31, 2007. This $811.5 million change primarily resulted from a decrease in investment in unconsolidated joint ventures in 2008 compared to an increase in 2007 due to the investment in the Blythe Valley joint venture. There was also a decrease in investment in properties, development in progress and land held for development.
Net cash used in financing activities was $333.8 million for the year ended December 31, 2008 compared to net cash provided of $396.3 million for the year ended December 31, 2007. This $730.1 million change was primarily due to the decreased net borrowings on unsecured debt including unsecured notes and the credit facility during the year ended December 31, 2008 due to decreased investment activity during 2008. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the year ended December 31, 2008, a significant portion of these activities were funded through a $600 million Credit Facility (the “$600 million Credit Facility”). The interest rate on borrowings under the $600 million Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the $600 million Credit Facility is 65 basis points over LIBOR. The $600 million Credit

Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The Credit Facility expires in January 2010, and has a one-year extension option. The fee for the one-year extension is $900,000.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At December 31, 2008, the Company had drawn £1.8 million ($2.7 million) from a £7.0 million ($10.2 million) revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of December 31, 2008 the Company’s debt to gross assets ratio was 41.8%, and for the year ended December 31, 2008, the fixed charge coverage ratio was 2.4x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions and minority interest, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of December 31, 2008, $198.6 million in mortgage loans and $2,131.6 million in unsecured notes were outstanding with a weighted average interest rate of 6.6%. The interest rates on $2,327.5 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 8.8%. The weighted average remaining term for these mortgage loans and unsecured notes is 4.9 years.
The Company’s contractual obligations, as of December 31, 2008, are as follows (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt (1)	$3,299,597	$459,053	$936,021	$443,029	$1,461,494
Capital lease obligations	5,084	407	362	376	3,939
Operating lease obligations	18,810	1,307	1,732	1,430	14,341
Share of debt of unconsolidated joint ventures (1)	391,675	43,996	61,953	83,838	201,888
Property development commitments	128,137	109,643	18,494	—	—
Share of property development commitments of unconsolidated joint ventures	16,919	16,162	757	—	—
Joint venture capital commitments	3,823	—	2,510	1,313	—
Letter of credit	1,985	562	1,423	—	—
Share of letter of credit of unconsolidated joint ventures	1,250	1,250	—	—	—
Purchase obligations (2)	17,597	17,597	—	—	—
Comcast Center net operating income support	42	42	—	—	—

Total	$3,884,919	$650,019	$1,023,252	$529,986	$1,681,662

(1)	Includes principal and interest payments. Interest payments assume $600 million Credit Facility borrowings and interest rates remain at the December 31, 2008 level until maturity.

(2)	Purchase obligations refer to obligations to acquire land.
General
The Company believes that its existing sources of capital will provide sufficient funds to finance its continued development and acquisition activities. The Company’s existing sources of capital include the public debt and equity markets, proceeds from secured financing of properties, proceeds from property dispositions, equity capital from joint venture partners and net cash provided by operating activities. Additionally, the Company expects to incur variable rate debt, including borrowings under the $600 million Credit Facility, from time to time.
In June 2007, the Company redeemed for $23.7 million its outstanding 7.63% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write-off of Series D issuance costs.
In August 2007, the Company raised $100 million through the placement of 7.40% Series H Cumulative Redeemable Preferred Units. The net proceeds from this offering were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes. Amounts repaid under the $600 million Credit Facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
In August and September 2007, the Company satisfied a $100 million 7.25% senior unsecured note and issued a $300 million 6.625% senior unsecured note due 2017. The net proceeds of the $300 million offering were $296.2 million and were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes. Amounts repaid under the $600 million Credit Facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
On March 31, 2008, a $324 million 6.15% secured ten-year financing for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the $600 million Credit Facility.
In October 2008, the Company sold 4,750,000 Common Shares. The net proceeds of the offering of $149.5 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In December 2008, the Company purchased $23.4 million of its 8.5% August 2010 senior unsecured notes. This purchase resulted in a $2.5 million loan extinguishment gain.
In December 2008, the Company commenced the sale of up to $150.0 million of Common Shares pursuant to a continuous offering program. Through December 31, 2008, the Company sold 495,000 Common Shares as part of this program. From January 1, 2009 through February 23, 2009, the Company sold an additional 2.3 million Common Shares through this program. The net proceeds from the offering of $10.8 million through December 31, 2008 and of $47.4 million from January 1, 2009 through February 23, 2009 were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes. Through February 23, 2009, the Company paid Citigroup Global Markets Inc., its agent under this program, an aggregate of $1.2 million in fees with respect to the Common Shares sold through this program.
In November 2008, the quarterly Common Share dividend was decreased to $0.475 per share from $0.625 per share. The Company’s annual Common Share dividend paid was $2.50 per share, $2.485 per share, and $2.465 per share in 2008, 2007, and 2006, respectively. In 2008, the Company’s dividend payout ratio was approximately 78.1% of Funds from operations (as defined below).
The Company has an effective S-3 shelf registration statement on file with the SEC pursuant to which the Trust and the Operating Partnership may issue an unlimited amount of equity securities and debt securities.
Off-Balance Sheet Arrangements
As of December 31, 2008, the Company had investments in and advances to unconsolidated joint ventures totaling $266.6 million.
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

Funds from operations (“FFO”) available to common shareholders for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Reconciliation of net income to FFO – basic
Net income	$151,942	$164,831	$266,574

Basic — income available to common shareholders	151,942	164,831	266,574
Basic – income available to common shareholders per weighted average share	$1.62	$1.81	$2.98

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	16,235	6,494	2,871
Depreciation and amortization	173,400	162,833	149,606
Gain on property dispositions	(34,336)	(36,498)	(136,036)
Minority interest share in addback for depreciation and amortization and gain on property dispositions	(6,606)	(5,820)	(877)

Funds from operations available to common shareholders — basic	$300,635	$291,840	$282,138

Basic Funds from operations available to common shareholders per weighted average share	$3.21	$3.20	$3.16

Reconciliation of net income to FFO – diluted
Net income	$151,942	$164,831	$266,574

Diluted – income available to common shareholders	151,942	164,831	266,574
Diluted – income available to common shareholders per weighted average share	$1.62	$1.80	$2.95

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	16,235	6,494	2,871
Depreciation and amortization	173,400	162,833	149,606
Gain on property dispositions	(34,336)	(36,498)	(136,036)
Minority interest less preferred share distributions and excess of preferred unit redemption over carrying amount	6,669	7,556	11,786

Funds from operations available to common shareholders – diluted	$313,910	$305,216	$294,801

Diluted Funds from operations available to common shareholders per weighted average share	$3.20	$3.18	$3.12

Reconciliation of weighted average shares:
Weighted average Common Shares – all basic calculations	93,624	91,185	89,313
Dilutive shares for long term compensation plans	180	618	1,179

Diluted shares for net income calculations	93,804	91,803	90,492
Weighted average common units	4,190	4,190	3,895

Diluted shares for Funds from operations calculations	97,994	95,993	94,387

Inflation
Inflation has remained relatively low in recent years, and as a result, it has not had a significant impact on the Company during this period. Through the early part of 2008, there was a dramatic increase in the price of oil and other commodities; such an increase, if it were to recommence, could result in an increase in inflation. However, weakness in the national and global economies has resulted in Federal Reserve Board action designed to discourage increases in interest rates. To the extent an increase in inflation would result in increased operating costs, such as insurance, real estate taxes and utilities, substantially all of the tenants’ leases require the tenants to absorb these costs as part of their rental obligations. In addition, inflation also may have the effect of increasing market rental rates.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about the Company’s risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2008 for comparable loans, is less than the aggregate carrying value by approximately $713.1 million at December 31, 2008.
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
If the interest rates for variable rate debt were 100 basis points higher or lower during 2008, the Company’s interest expense would have increased or decreased by $3.6 million. If the interest rate for the fixed rate debt maturing in 2009 was 100 basis points higher or lower than its current rate of 6.9%, the Company’s interest expense would have increased or decreased by $170,000.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal controls over financial reporting, which is included in this Annual Report on Form 10-K.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited Liberty Property Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Liberty Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Liberty Property Trust and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Liberty Property Trust
We have audited the accompanying consolidated balance sheets of Liberty Property Trust (the “Trust”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Trust at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009

CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2008	2007
ASSETS
Real estate:
Land and land improvements	$813,397	$792,991
Buildings and improvements	4,260,121	4,408,309
Less accumulated depreciation	(982,114)	(858,671)

Operating real estate	4,091,404	4,342,629

Development in progress	245,463	316,985
Land held for development	209,551	247,124

Net real estate	4,546,418	4,906,738

Cash and cash equivalents	15,794	37,989
Restricted cash	39,726	34,567
Accounts receivable, net	12,985	15,908
Deferred rent receivable	85,352	79,720
Deferred financing and leasing costs, net	134,029	144,295
Investments in and advances to unconsolidated joint ventures	266,602	278,383
Assets held for sale	33,662	36,908
Prepaid expenses and other assets	82,467	109,429

Total assets	$5,217,035	$5,643,937

LIABILITIES
Mortgage loans	$198,560	$243,169
Unsecured notes	2,131,607	2,155,000
Credit facility	260,000	622,960
Accounts payable	32,481	44,666
Accrued interest	36,474	39,725
Dividends and distributions payable	48,858	59,849
Other liabilities	182,549	268,926

Total liabilities	2,890,529	3,434,295

Minority interest	369,771	372,621

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized, 100,034,404 (includes 1,249,909 in treasury) and 92,817,879 (includes 1,249,909 in treasury) shares issued and outstanding as of December 31, 2008 and 2007, respectively	101	93
Additional paid-in capital	2,199,684	1,984,141
Accumulated other comprehensive (loss) income	(5,378)	21,378
Distributions in excess of net income	(185,721)	(116,640)
Common Shares held in treasury, at cost, 1,249,909 shares as of December 31, 2008 and 2007	(51,951)	(51,951)

Total shareholders’ equity	1,956,735	1,837,021

Total liabilities and shareholders’ equity	$5,217,035	$5,643,937

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUE
Rental	$520,301	$480,107	$426,874
Operating expense reimbursement	228,219	206,724	180,688

Total operating revenue	748,520	686,831	607,562

OPERATING EXPENSE
Rental property	152,786	143,646	122,826
Real estate taxes	86,320	72,563	64,590
General and administrative	54,378	54,249	46,332
Depreciation and amortization	173,097	155,616	132,106

Total operating expenses	466,581	426,074	365,854

Operating income	281,939	260,757	241,708

OTHER INCOME (EXPENSE)
Interest and other income	13,508	11,727	8,693
Debt extinguishment gain	2,521	—	—
Interest expense	(155,675)	(127,058)	(109,482)

Total other income (expense)	(139,646)	(115,331)	(100,789)

Income before property dispositions, income taxes, minority interest and equity in earnings (loss) of unconsolidated joint ventures	142,293	145,426	140,919

Gain on property dispositions	10,572	1,463	17,628
Income taxes	(1,645)	709	(288)
Minority interest	(27,062)	(23,598)	(19,801)
Equity in earnings (loss) of unconsolidated joint ventures	2,805	(226)	1,432

Income from continuing operations	126,963	123,774	139,890

Discontinued operations, net of minority interest (including net gain on property dispositions of $23,519, $33,611, and $112,620 for the years ended December 31, 2008, 2007 and 2006, respectively)	24,979	41,057	126,684

Net income	$151,942	$164,831	$266,574

Earnings per share
Basic:
Income from continuing operations	$1.35	$1.36	$1.56
Income from discontinued operations	0.27	0.45	1.42

Income per common share – basic	$1.62	$1.81	$2.98

Diluted:
Income from continuing operations	$1.35	$1.35	$1.55
Income from discontinued operations	0.27	0.45	1.40

Income per common share – diluted	$1.62	$1.80	$2.95

Weighted average number of Common Shares outstanding
Basic	93,624	91,185	89,313
Diluted	93,804	91,803	90,492
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Common		Accumulated		Common
	Shares of	Additional	Other	Distributions	Shares	Total
	Beneficial	Paid-In	Comprehensive	in Excess of	Held	Shareholders’
	Interest	Capital	Income	Net Income	in Treasury	Equity
Balance at January 1, 2006	$88	$1,799,068	$9,906	$(98,553)	$(1,327)	$1,709,182
Net proceeds from the issuance of Common Shares	3	87,040	—	—	—	87,043
Net income	—	—	—	266,574	—	266,574
Distributions on Common Shares	—	—	—	(221,907)	—	(221,907)
Noncash compensation	—	6,212	—	—	—	6,212
Minority interest reclassification	—	14,083	—	—	—	14,083
Foreign currency translation adjustment	—	—	10,417	—	—	10,417

Balance at December 31, 2006	91	1,906,403	20,323	(53,886)	(1,327)	1,871,604
Net proceeds from the issuance of Common Shares	2	70,353	—	—	—	70,355
Net income	—	—	—	164,831	—	164,831
Distributions on Common Shares	—	—	—	(227,585)	—	(227,585)
Purchase of treasury shares	—	—	—	—	(50,624)	(50,624)
Noncash compensation	—	8,128	—	—	—	8,128
Minority interest reclassification	—	(743)	—	—	—	(743)
Foreign currency translation adjustment	—	—	1,055	—	—	1,055

Balance at December 31, 2007	93	1,984,141	21,378	(116,640)	(51,951)	1,837,021
Net proceeds from the issuance of Common Shares	8	206,341	—	—	—	206,349
Net income	—	—	—	151,942	—	151,942
Distributions on Common Shares	—	—	—	(221,023)	—	(221,023)
Purchase of treasury shares	—	—	—	—	—	—
Noncash compensation	—	9,152	—	—	—	9,152
Minority interest reclassification	—	50	—	—	—	50
Foreign currency translation adjustment	—	—	(26,756)	—	—	(26,756)

Balance at December 31, 2008	$101	$2,199,684	$(5,378)	$(185,721)	$(51,951)	$1,956,735

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$151,942	$164,831	$266,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,236	163,665	151,966
Amortization of deferred financing costs	4,429	4,137	4,244
Equity in (earnings) loss of unconsolidated joint ventures	(2,805)	226	(1,432)
Distributions from unconsolidated joint ventures	1,660	3,550	5,692
Minority interest in net income	28,164	25,479	25,469
Gain on property dispositions	(34,091)	(35,074)	(130,248)
Noncash compensation	9,152	8,128	6,212
Changes in operating assets and liabilities:
Restricted cash	(10,903)	26,211	(21,692)
Accounts receivable	(4,277)	4,634	(6,879)
Deferred rent receivable	(13,482)	(13,455)	924
Prepaid expenses and other assets	(26,326)	(14,145)	(14,394)
Accounts payable	(10,913)	3,974	7,648
Accrued interest	(3,251)	3,428	1,405
Other liabilities	3,935	1,163	29,084

Net cash provided by operating activities	268,470	346,752	324,573

INVESTING ACTIVITIES
Investment in properties	(60,078)	(307,846)	(372,610)
Cash paid for business, net of cash acquired	—	(626,007)	—
Investments in and advances to unconsolidated joint ventures	58,250	(227,385)	(6,239)
Net proceeds from disposition of properties/land	382,956	996,474	492,548
Investment in development in progress	(247,393)	(417,877)	(339,631)
Investment in land held for development	(47,857)	(137,051)	(79,976)
Increase in deferred leasing costs	(33,325)	(39,232)	(29,034)

Net cash provided by (used in) investing activities	52,553	(758,924)	(334,942)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Shares	206,349	70,355	87,043
Purchase of treasury shares	—	(50,624)	—
Net proceeds from issuance of preferred units	—	99,958	26,305
Redemption of preferred units	—	(23,653)	—
Net proceeds from issuance of notes payable	—	415,063	—
Repayments of notes payable	—	(415,063)	—
Net proceeds from issuance of unsecured notes	—	446,205	295,393
Repayments of unsecured notes	(23,393)	(250,000)	(100,000)
Proceeds from mortgage loans	2,667	—	—
Repayments of mortgage loans	(46,452)	(16,365)	(56,406)
Proceeds from credit facility	572,300	1,363,050	725,025
Repayments on credit facility	(782,300)	(987,050)	(733,515)
Increase in deferred financing costs	(33)	(1,224)	(1,635)
Distributions paid on Common Shares	(231,325)	(226,718)	(219,873)
Distributions paid on units	(31,648)	(27,612)	(22,664)

Net cash (used in) provided by financing activities	(333,835)	396,322	(327)

Decrease in cash and cash equivalents	(12,812)	(15,850)	(10,696)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(9,383)	102	2,804
Cash and cash equivalents at beginning of year	37,989	53,737	61,629

Cash and cash equivalents at end of year	$15,794	$37,989	$53,737

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$31,421	$102,902	$87,424
Issuance of operating partnership common units	—	—	30,000
Acquisition of properties	—	(73,556)	(3,066)
Assumption of mortgage loans	—	73,556	3,066
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF LIBERTY PROPERTY TRUST
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.0% of the common equity of the Operating Partnership at December 31, 2008. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
All square footage amounts are unaudited.
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
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated useful lives are as follows:

Building and improvements	40 years (blended)
Capital improvements	15 – 20 years
Equipment	5 – 10 years
Tenant improvements	Term of the related lease
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
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangibles relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.
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
Accounts Receivable/Deferred Rent Receivable
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
The allowance for doubtful accounts at December 31, 2008 and 2007 was $8.5 million and $6.0 million, respectively.
Goodwill
Goodwill represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”) goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic, goodwill of $15.3 million was recorded. The goodwill is assigned to the Northern Virginia/Washington, D.C. operation (“reporting unit”) which is part of the Philadelphia reportable segment and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company assesses goodwill for impairment annually in November and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the years ended December 31, 2008 or 2007.

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
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 104 when the following conditions are met:
a)	the termination agreement is executed,

b)	the termination fee is determinable,

c)	all landlord services pursuant to the terminated lease have been rendered, and

d)	collectability of the termination fee is assured.
Deferred Financing and Leasing Costs
Costs incurred in connection with financing or leasing are capitalized and amortized over the term of the related loan or lease. Deferred financing cost amortization is reported as interest expense. Intangible assets related to acquired in-place leases are amortized over the terms of the related leases.
Costs Incurred for Preferred Unit Issuance
Costs incurred in connection with the Company’s preferred unit issuances are reflected as a reduction of minority interest.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Shares	Per	Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$126,963	93,624	$1.35	$123,774	91,185	$1.36

Dilutive shares for long-term compensation plans	—	180		—	618

Diluted income from continuing operations
Income from continuing operations and assumed conversions	126,963	93,804	$1.35	123,774	91,803	$1.35

Basic income from discontinued operations
Discontinued operations net of minority interest	24,979	93,624	$0.27	41,057	91,185	$0.45

Dilutive shares for long-term compensation plans	—	180		—	618

Diluted income from discontinued operations
Discontinued operations net of minority interest	24,979	93,804	$0.27	41,057	91,803	$0.45

Basic income per common share
Net income	151,942	93,624	$1.62	164,831	91,185	$1.81

Dilutive shares for long-term compensation plans	—	180		—	618

Diluted income per common share
Net income and assumed conversions	$151,942	93,804	$1.62	$164,831	91,803	$1.80

	2006
		Weighted
		Average
	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Basic income from continuing operations
Income from continuing operations	$139,890	89,313	$1.56

Dilutive shares for long-term compensation plans	—	1,179

Diluted income from continuing operations
Income from continuing operations and assumed conversions	139,890	90,492	$1.55

Basic income from discontinued operations
Discontinued operations net of minority interest	126,684	89,313	$1.42

Dilutive shares for long-term compensation plans	—	1,179

Diluted income from discontinued operations
Discontinued operations net of minority interest	126,684	90,492	$1.40

Basic income per common share
Net income	266,574	89,313	$2.98

Dilutive shares for long-term compensation plans	—	1,179

Diluted income per common share
Net income and assumed conversions	$266,574	90,492	$2.95

Dilutive shares for long-term compensation plans represent the vested and unvested Common Shares outstanding during the year as well as the dilutive effect of outstanding options. The anti-dilutive options that were excluded from the computation of diluted income per common share in 2008, 2007 and 2006 were 1,145,000, 629,000 and 103,000, respectively.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, dividends and distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2008 for comparable loans, is less than the aggregate carrying value by approximately $713.1 million at December 31, 2008.
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other organizational and operational requirements. The Company has met these requirements and, accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.
Several of the Company’s subsidiaries are taxable REIT subsidiaries (each a “TRS”) and are subject to federal income taxes.  In general, a TRS may perform additional services for tenants and generally may engage in real estate or non-real estate business that are not permitted REIT activities.  The Company is also taxed in certain states, the United Kingdom, and Luxembourg.  Accordingly, the Company has recognized federal, state and foreign income taxes in accordance with US GAAP, as applicable.
In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at December 31, 2008 and December 31, 2007.

Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $19.3 million.  These carryforwards begin to expire in 2018.  The Company has considered estimated future taxable income and have determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2005.
The Federal tax cost basis of the real estate at December 31, 2008 was $5.5 billion and at December 31, 2007 was $5.7 billion.
Share Based Compensation
At December 31, 2008, the Company had share-based employee compensation plans as fully described in Note 10. Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective application method. In accordance with SAFS No.123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee option awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for its compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. Accumulated other comprehensive (loss) income consists solely of the foreign currency translation adjustments described. Other comprehensive (loss) income was ($26.8) million, $1.1 million and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive income.
Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. The hierarchy is measured in three levels based on the reliability of inputs:
Level 1- Valuations based on quoted prices in active markets for identical assets or liabilities in a market that the Company has the ability to access.
Level 2- Valuations based on quoted prices for similar assets or liabilities, or inputs that are observable, either directly or indirectly, through corroboration with observable market data.
Level 3- Valuations derived from other valuation methodologies, including pricing models, discounted cash flow models, and similar techniques. Level 3 valuations incorporate certain assumptions and projections that are not directly observable in the market and significant professional judgment in determining the fair value assigned to such assets or liabilities.
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
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the statement of operations of the attribution of that income between controlling and noncontrolling interests. Finally, increases and decreases in noncontrolling interests will be treated as equity transactions.  The standard is effective on January 1, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
FSP EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  The FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2008 and 2007 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2008
Industrial properties	$361,911	$1,831,862	$2,193,773	$433,904
Office properties	451,486	2,428,259	2,879,745	548,210

2008 Total	$813,397	$4,260,121	$5,073,518	$982,114

2007
Industrial properties	$337,675	$1,717,500	$2,055,175	$382,241
Office properties	455,316	2,690,809	3,146,125	476,430

2007 Total	$792,991	$4,408,309	$5,201,300	$858,671

Depreciation expense was $147.2 million in 2008, $135.4 million in 2007 and $124.9 million in 2006.
As of December 31, 2008, the Company had commenced development on 17 properties, which upon completion are expected to comprise 3.2 million square feet of leaseable space. As of December 31, 2008, $245.5 million had been expended for the development of these projects and an additional $128.1 million is estimated to be required for completion.
Additionally, unconsolidated joint ventures in which the Company had an interest had commenced development on four properties, which upon completion are expected to comprise 1.4 million square feet of leaseable space. As of December 31, 2008, $135.3 million had been expended for the development of these projects and an additional $51.1 million is estimated to be required for completion.
Information on the operating properties the Company sold during the years ended December 31, 2008 and 2007 is as follows:
2008 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	2	166,160	$33,557
New Jersey	5	159,989	15,100
Midwest	3	125,876	9,420
Mid-Atlantic	2	129,150	16,650
Florida	1	83,583	5,300

Total	13	664,758	$80,027

2007 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	1	141,714	$8,650
Lehigh/Central PA	1	289,800	13,775
Midwest	60	4,257,477	317,600
Mid-Atlantic	6	399,258	21,363
Florida	2	152,219	8,152

Total	70	5,240,468	$369,540

In addition, in 2008, the Company recognized the sale of the 1.25 million square foot Comcast Center to an unconsolidated joint venture. At the time of the sale, 968,000 leaseable square feet were in service and 282,000 square feet were under development. The gross proceeds from the sale were $512 million. See Note 4 below.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. These fees are included in interest and other income in the accompanying consolidated statements of operations. The Company may also receive a promoted interest if certain return thresholds are met.
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey.
As of December 31, 2008, the joint venture owned 24 industrial properties totaling 3.1 million square feet and 43 acres of developable land, as well as a development property that, when completed, is expected to contain an additional 225,000 square feet of leaseable space. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers payments under the guarantee unlikely.

The Company recognized $1.5 million, $802,000 and $634,000 in fees for services during the years ended December 31, 2008, 2007 and 2006, respectively.
Kings Hill Unit Trust
The Company has a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom.
As of December 31, 2008, the joint venture owned 10 office properties and five industrial properties totaling 536,000 square feet.
The Company holds a $4.1 million note receivable from Kings Hill Unit Trust. The note receivable bears interest at a 9% rate and is due in December 2010.
Income from fees and interest was $764,000, $1.6 million and $1.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was then developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate” (“SFAS No. 66”) had not been met and the transaction was accounted for as a financing arrangement.
On March 31, 2008, a $324 million, ten-year secured financing at a 6.15% interest rate for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction was deferred until the costs of the project could be reasonably estimated. Profit on the sale of $6.6 million was recognized in the fourth quarter of 2008.
As of December 31, 2008, the Company had a $15.1 million receivable from this joint venture.  This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures on the Company’s consolidated balance sheets.
The Company recognized $883,000 in fees for services during the year ended December 31, 2008.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture (“Liberty Illinois, LP”) with the New York State Common Retirement Fund, selling a 75% equity interest in six industrial properties totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million.
As of December 31, 2008, the joint venture owned 14 industrial properties totaling 4.6 million square feet and 364 acres of developable land, as well as a development property that, when completed, is expected to contain an additional 464,000 square feet of leaseable space. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers payments under the guarantee unlikely.
The Company recognized $1.2 million, $791,000 and $777,000 in fees for services during the years ended December 31, 2008, 2007 and 2006, respectively.
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of office properties and 98 acres of developable land. The Company holds a $5.2 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture. The note receivable bears interest at a 10% rate and is due in December 2017.
The Company recognized $909,000 and $446,000 in fees for services during the years ended December 31, 2008 and 2007, respectively.

Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust (“Republic Acquisition”), a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $916 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space, six acres of developable land, and a redevelopment property that, when completed, is expected to contain an additional 176,000 square feet of office space in the Northern Virginia and Washington, D.C. markets. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers payments under the guarantee unlikely.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio (“Republic Disposition”). The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $16 million in goodwill and other intangibles.
The Company had a $59.5 million note receivable from Liberty Washington, LP that was repaid in 2008.
The Company recognized $5.6 million and $2.1 million in interest and fees for services during the year ended December 31, 2008 and 2007, respectively.
Other Joint Ventures
As of December 31, 2008, the Company has a 50% ownership interest in three additional unconsolidated joint ventures.  One of these joint ventures has three operating properties and investments in a property under development and land held for development.  For the development project, the Company has guaranteed cost overruns in excess of the approved project budget. The Company considers payments under the guarantee unlikely. One of these joint ventures has one operating property, an investment in land held for development and a leasehold interest.  The other joint venture has a leasehold interest and does not operate or own operating properties.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.
The condensed balance sheets as of December 31, 2008 and 2007 and statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty Commerz 1701 JFK Boulevard, LP and other unconsolidated joint ventures for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Balance Sheets:

	December 31, 2008
	Liberty			Blythe		Liberty Commerz
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty	1701 JFK
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Boulevard, LP	Other	Total
Real estate assets	$119,523	$170,521	$227,318	$189,256	$804,587	$492,189	$57,933	$2,061,327
Accumulated depreciation	(16,285)	(8,971)	(12,436)	(5,301)	(28,515)	(14,013)	(790)	(86,311)

Real estate assets, net	103,238	161,550	214,882	183,955	776,072	478,176	57,143	1,975,016

Development in progress	9,948	—	16,252	—	101,653	—	7,524	135,377
Land held for development	2,733	—	42,338	42,668	7,859	—	14,435	110,033
Other assets	13,585	10,481	9,506	10,353	58,485	65,495	31,654	199,559

Total assets	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Debt	$82,813	$138,634	$145,504	$180,004	$350,121	$324,000	$38,830	$1,259,906
Other liabilities	2,168	38,112	7,481	37,899	40,919	32,362	19,764	178,705
Equity	44,523	(4,715)	129,993	19,073	553,029	187,309	52,162	981,374

Total liabilities and equity	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Company’s net investment in unconsolidated joint ventures (1)	$10,355	$3,415	$26,583	$9,129	$138,102	$50,899	$28,119	$266,602

	December 31, 2007
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Real estate assets	$118,030	$231,399	$225,405	$267,488	$802,146	$—	$14,586	$1,659,054
Accumulated depreciation	(13,115)	(8,385)	(6,533)	(2,004)	(5,746)	—	(60)	(35,843)

Real estate assets, net	104,915	223,014	218,872	265,484	796,400	—	14,526	1,623,211

Development in progress	—	—	—	—	76,483	—	40,694	117,177
Land held for development	2,733	—	41,008	48,712	7,859	—	28,201	128,513
Other assets	24,185	17,551	11,871	18,716	54,684	—	15,513	142,520

Total assets	$131,833	$240,565	$271,751	$332,912	$935,426	$—	$98,934	$2,011,421

Debt	$81,216	$188,765	$145,400	$251,654	$339,120	$—	$43,249	$1,049,404
Other liabilities	2,830	50,656	3,677	40,399	43,491	—	3,834	144,887
Equity	47,787	1,144	122,674	40,859	552,815	—	51,851	817,130

Total liabilities and equity	$131,833	$240,565	$271,751	$332,912	$935,426	$—	$98,934	$2,011,421

Company’s net investment in unconsolidated joint ventures (1)	$11,352	$6,002	$24,729	$11,773	$197,622	$—	$26,905	$278,383

(1)	Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Deferred gains are amortized to equity in earnings (loss) of joint ventures over the average estimated useful lives of the assets sold.

Statements of Operations:

	Year Ended December 31, 2008
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$19,075	$18,057	$22,811	$15,386	$76,552	$43,607	$3,056	$198,544

Operating expense	7,074	2,490	7,003	2,377	24,440	15,080	709	59,173

	12,001	15,567	15,808	13,009	52,112	28,527	2,347	139,371

Interest	(4,522)	(9,900)	(7,833)	(14,253)	(17,670)	(15,454)	(2,057)	(71,689)
Depreciation and amortization	(4,162)	(5,272)	(7,378)	(5,911)	(34,951)	(10,941)	(862)	(69,477)
Other income/(expense)	2,473	(924)	195	(467)	722	191	(96)	2,094
Gain on sale	(3)	—	—	—	—	—	102	99

Net income (loss)	$5,787	$(529)	$792	$(7,622)	$213	$2,323	$(566)	$398

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,645	$167	$549	$(1,370)	$1,288	$685	$(159)	$2,805

	Year Ended December 31, 2007
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$18,457	$19,696	$17,360	$5,920	$18,203	$—	$397	$80,033
Operating expense	5,807	2,374	4,433	5,265	4,273	—	131	22,283

	12,650	17,322	12,927	655	13,930	—	266	57,750

Interest	(4,240)	(14,583)	(6,297)	(6,009)	(4,299)	—	(253)	(35,681)
Depreciation and amortization	(4,228)	(7,058)	(6,316)	(2,201)	(8,969)	—	(70)	(28,842)
Other income/(expense)	(76)	(645)	(266)	(220)	(1,337)	—	359	(2,185)
Gain on sale	524	—	—	—	—	—	867	1,391

Net income (loss)	$4,630	$(4,964)	$48	$(7,775)	$(675)	$—	$1,169	$(7,567)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,320	$(732)	$399	$(1,514)	$(232)	$—	$533	$(226)

	Year Ended December 31, 2006
	Liberty			Blythe	Liberty	Liberty Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$18,395	$18,183	$7,471	$—	$—	$—	$—	$44,049
Operating expense	5,364	2,181	1,833	—	—	—	171	9,549

	13,031	16,002	5,638	—	—	—	(171)	34,500

Interest	(4,501)	(13,455)	(2,527)	—	—	—	—	(20,483)
Depreciation and amortization	(4,544)	(6,267)	(2,502)	—	—	—	—	(13,313)
Other income/(expense)	(127)	(604)	5	—	—	—	392	(334)
Gain on sale	2,644	—	—	—	—	—	138	2,782

Net income (loss)	$6,503	$(4,324)	$614	$—	$—	$—	$359	$3,152

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,651	$(657)	$259	$—	$—	$—	$179	$1,432

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred leasing costs	$188,056	$173,669
Deferred financing costs	8,754	12,077
In-place lease value and related intangible asset	77,564	77,760

	274,374	263,506

Accumulated amortization	(140,345)	(119,211)

Total	$134,029	$144,295

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2008, 2007 and 2006, were 6.1%, 6.5% and 6.6%, respectively. Interest costs during the years ended December 31, 2008, 2007 and 2006 in the amount of $20.0 million, $45.7 million and $30.8 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2008, 2007 and 2006, was $177.0 million, $172.9 million and $150.2 million, respectively.
During the fourth quarter of the year ended December 31, 2008, the Company purchased $23.4 million of its 8.5% senior unsecured notes. These notes were purchased at a $2.5 million discount. The discount is included in net income as a loan extinguishment gain.
During the year ended December 31, 2007, the Company satisfied a $100 million 7.25% senior unsecured note and issued a $300 million 6.625% senior unsecured note due October 1, 2017. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.

During the year ended December 31, 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due December 15, 2016. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2008 the Company was in compliance with all financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2009 to 2017 are collateralized by and in some instances cross-collateralized by properties with a net book value of $309.4 million.
The interest rates on $2,327.5 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.9 years.
Credit Facility
$600 Million Unsecured Revolving Credit Facility
The Company has a four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”). Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $260.0 million of borrowings outstanding as of December 31, 2008 was 1.56%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. The $600 million Credit Facility has an accordion feature for an additional $200 million. There is also a 15 basis point annual facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one-year period. The fee to extend the $600 million Credit Facility for one year is $900,000. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the $600 million Credit Facility and the related weighted average interest rates are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2009	$6,586	$41,833	$270,000	$—	$318,419	7.76%
2010	5,823	4,736	176,607	260,000	447,166	4.40%
2011	5,159	13,409	250,000	—	268,568	7.23%
2012	4,336	32,875	235,000	—	272,211	6.47%
2013	3,857	4,510	—	—	8,367	5.79%
2014	3,888	2,684	200,000	—	206,572	5.66%
2015	3,336	44,469	300,000	—	347,805	5.25%
2016	2,409	16,880	300,000	—	319,289	5.55%
2017	1,770	—	300,000	—	301,770	6.62%
2018 & thereafter	—	—	100,000	—	100,000	7.50%

	$37,164	$161,396	$2,131,607	$260,000	$2,590,167	6.06%

7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2008 are as follows (in thousands):

2008	$491,933
2009	441,833
2010	375,467
2011	312,982
2012	248,657
Thereafter	680,230

TOTAL	$2,551,102

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. SHAREHOLDERS’ EQUITY
Common Shares
The Company paid to holders of its Common Shares and holders of its common units distributions of $241.8 million, $237.1 million and $229.0 million during the years ended December 31, 2008, 2007, and 2006, respectively. On a per share basis, the Company paid Common Share and Unit distributions of $2.50, $2.485 and $2.465 during the years ended December 31, 2008, 2007, and 2006, respectively.
The following table summarizes the taxability of common share distributions (taxability for 2008 is estimated):

	2008	2007	2006
Ordinary dividend	$2.0186	$1.6771	$1.6421
Qualified dividend	0.3422	0.0904	—
Capital Gain - 15%	0.0664	0.3543	0.6898
IRC Sec 1250 Recapture Gain - 25%	0.0728	0.3632	0.1331
Return of Capital	—	—	—

Total	$2.5000	$2.4850	$2.4650

The Company’s tax return for the year ended December 31, 2008 has not been filed. The taxability information presented for the 2008 distributions is based upon the best available data. The Company’s prior federal income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations is susceptible to varying interpretations, the taxability of distributions could be changed at a later date upon final determination by taxing authorities.
Common Shares Held in Treasury
The Company’s Board of Trustees authorized a share repurchase plan under which the Company may purchase up to $100 million of the Company’s Common Shares and preferred shares (as defined below).
During the year ended December 31, 2007, the Company purchased 1,190,809 Common Shares for $50.6 million as part of the share repurchase plan. The Company purchased no Common Shares under the share repurchase plan during 2008.
Minority Interest
Minority interest in the accompanying consolidated financial statements represents the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. Minority interest is adjusted at each period end to reflect the ownership percentage of the common and preferred unitholders at that time. A minority interest reclassification occurs between minority interest and shareholders’ equity each period there is a transaction involving ownership interests in Liberty Property Limited Partnership. In addition, minority interest includes third-party ownership interests in consolidated joint venture investments. During 2006, 684,432 common units were issued in connection with an acquisition. No common units were issued in connection with acquisitions during 2008 or 2007. The common units outstanding as of December 31, 2008 have the same economic characteristics as Common

Shares of the Trust. The 4,074,967 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of Common Shares of the Trust. The market value of the 4,074,967 common units based on the closing price of the shares of the Company at December 31, 2008 was $93.0 million.
As of December 31, 2008, the Company has 6,273,000 authorized but unissued preferred shares.
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
During the year ended December 31, 2007, the Company raised $100 million through the placement of 7.40% Series H Cumulative Redeemable Preferred Units.
During the year ended December 31, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs, which was recorded in minority interest expense in the accompanying consolidated financial statements.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2008	2007	2006
Distributions (in millions)	$21.0	$17.1	$13.7
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series D	$1.74	$1.74	$3.81
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$0.16
Series H	$1.85	$0.67	—
Shareholder Rights Plan
In December 1997, the Board of Trustees of the Company adopted a shareholder rights plan (the “Shareholder Rights Plan”). Under the Shareholder Rights Plan, one Right (as defined in the Shareholder Rights Plan) was attached to each outstanding common share at the close of business on December 31, 1997. In addition, a Right was attached to each share of common stock issued after that date. Each Right entitled the registered holder to purchase from the Company, under certain conditions, a unit (a “Rights Plan Unit”) consisting of one one-thousandth of a share of a Series A Junior Participating Preferred Share, $0.0001 par value, (the “Junior Preferred Stock”), of the Company, for $100 per Rights Plan Unit, subject to adjustment. The Rights became exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquired, or obtained the right to acquire, beneficial ownership of Common Shares or other voting securities (“Voting Stock”) that had 10% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commenced to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that had 10% or more of the voting power of the outstanding shares of Voting Stock. The Rights were redeemable by the Company at a price of $0.0001 per Right. All Rights expired on December 31, 2007.

While the Company did not extend or renew the plan, it is not prohibited from adopting, without shareholder approval, a shareholder rights plan that may discourage any potential acquirer from acquiring more than a specified percentage of our outstanding Common Shares since, upon this type of acquisition without approval of our board of trustees, all other common shareholders would have the right to purchase a specified amount of Common Shares at a substantial discount from market price.
Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan under which holders of Common Shares may elect to automatically reinvest their distributions in additional Common Shares and may make optional cash payments for additional Common Shares. The Company may issue additional Common Shares or repurchase Common Shares in the open market for purposes of financing its obligations under the Dividend Reinvestment and Share Purchase Plan. During the years ended December 31, 2008, 2007, and 2006, 1,328,376, 1,366,066, and 1,297,867 Common Shares, respectively, were issued through the Dividend Reinvestment and Share Purchase Plan. The Company used the proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
9. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan for the benefit of its full-time employees. The Company matches the employees’ contributions up to 3% of the employees’ salary and may also make annual discretionary contributions. Total 401(k) expense recognized by the Company was $1.4 million, $912,000 and $940,000 for the years ended 2008, 2007 and 2006, respectively.
10. SHARE BASED COMPENSATION
2008 Plan
In March 2008, the Compensation Committee of the Board of Trustees (the “Board”) adopted a 2008 Long-Term Incentive Plan (the “2008 Plan”) which is applicable to the Company’s executive officers. Pursuant to the 2008 Plan grants of stock options and restricted stock units were made.
Options
The Company has authorized the grant of options under the share-based employee compensation plan (the “Plan”) and the 2008 Plan to executive officers, other key employees, non-employee trustees and consultants of up to 12.8 million Common Shares of the Company. All options granted have 10-year terms and most options vest and are expensed over a three-year period, with options to purchase up to 20% of the shares exercisable after the first anniversary, up to 50% after the second anniversary and 100% after the third anniversary of the date of grant.
Share based compensation cost related to options for the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $904,000 and $790,000, respectively.
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.7%	4.6%	4.8%
Dividend yield	7.0%	5.1%	5.8%
Volatility factor	0.221	0.183	0.188
Weighted-average expected life	5 years	5 years	7 years

A summary of the Company’s share option activity, and related information for the year ended December 31, 2008 follows:

		Weighted
		Average
	Options	Exercise
	(000s)	Price
Outstanding at January 1, 2008	2,416	$33.67
Granted	794	32.04
Exercised	(261)	24.76
Forfeited	(57)	30.45

Outstanding at December 31, 2008	2,892	$34.09

Exercisable at December 31, 2008	1,875	$33.21
The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.64, $5.60 and $5.06, respectively. Exercise prices for options outstanding as of December 31, 2008 ranged from $21.88 to $49.74. The weighted average remaining contractual life of the options outstanding and exercisable at December 31, 2008 was 5.6 years and 3.8 years, respectively.
During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of share options exercised (the difference between the market price at exercise and the price paid by the individual to exercise the option) was $2.6 million, $7.7 million and $23.5 million, respectively. As of December 31, 2008, certain of the options outstanding and exercisable had an exercise price higher than the closing price of the Company’s Common Shares and are considered to have no intrinsic value. As of December 31, 2008, 208,000 options outstanding and exercisable had an exercise price lower than the closing price of the Company’s Common Shares. The aggregate intrinsic value of these options was $43,000. The total cash received from the exercise of options for the years ended December 31, 2008, 2007 and 2006 was $6.5 million, $8.7 million and $29.4 million, respectively. The Company has historically issued new shares to satisfy share option exercises.
As of December 31, 2008, there was $2.2 million of unrecognized compensation costs related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.
Long Term Incentive Shares (“LTI”)
Restricted LTI share grants made under the Plan are valued at the grant date fair value, which is the market price of the underlying Common Shares, and vest ratably over a five-year period beginning with the first anniversary of the grant.
Restricted stock unit grants made pursuant to the 2008 Plan consist of an obligation to pay the executive officers Common Shares at the end of the third year after the date of grant. The number of restricted stock units issued will be determined by using specific performance measures.
Share-based compensation cost related to restricted LTI share grants for the years ended December 31, 2008, 2007 and 2006 were $4.4 million, $3.8 million and $3.0 million, respectively.
The following table shows a summary of the Company’s restricted LTI share activity for the year ended December 31, 2008:

		Weighted Avg
	Shares	Grant Date
	(000s)	Fair value
Nonvested at January 1, 2008	288	$44.72
Granted	163	31.04
Vested	(83)	42.30
Forfeited	(10)	40.72

Nonvested at December 31, 2008	358	$39.13

The weighted average fair value of restricted shares granted during the years ended December 31, 2008, 2007 and 2006 was $31.04 per share, $49.53 per share and $48.08 per share. As of December 31, 2008, there was $14.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was $3.5 million, $2.4 million and $1.9 million, respectively.
Bonus Shares
The Plan provides that employees of the Company may elect to receive bonuses or commissions in the form of Common Shares in lieu of cash (“Bonus Shares”). By making such election, the employee receives shares equal to 120% of the cash value of the bonus or commission, less applicable withholding tax. Bonus Shares issued for the years ended December 31, 2008, 2007 and 2006 were 83,015, 64,755 and 39,207, respectively. Share-based compensation cost related to Bonus Shares for the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $2.9 million and $1.9 million, respectively.
Profit Sharing Plan
The Plan provides that employees of the Company, below the officer level, may receive up to 5% of base pay in the form of Common Shares depending on Company performance. Shares issued in conjunction with the profit sharing plan for the years ended December 31, 2008, 2007 and 2006 were 15,517, 3,457 and 3,072 shares, respectively.
An additional 1,751,912, 2,738,176 and 3,063,169 Common Shares were reserved for issuance for future grants under the Share Incentive Plan at December 31, 2008, 2007, and 2006, respectively.
Employee Share Purchase Plan
The Company registered 750,000 Common Shares under the Securities Act of 1933, as amended, in connection with an employee share purchase plan (“ESPP”). The ESPP enables eligible employees to purchase shares of the Company, in amounts up to 10% of the employee’s salary, at a 15% discount to fair market value. There were 17,618, 13,414 and 10,491 shares issued, in accordance with the ESPP, during the years ended December 31, 2008, 2007 and 2006, respectively.
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $3.8 million. The Company has not guaranteed any of the debt of the unconsolidated joint ventures.
The Company has letter of credit obligations of $2.0 million related to development requirements. It is remote that there will be a draw upon these letter of credit obligations.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Litigation
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation arises out of disputes between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The disputes include claims arising from the termination of an officer of Republic (damages sought $1.8 million), and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation (damages sought $85.0 million compensatory and $85.0 million punitive). The Company believes that these claims are without merit and intends to defend itself vigorously against this litigation.

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company will record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, the Company believes that such legal actions will not have a material adverse affect on our consolidated financial condition, results of operations or cash flows.
12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2008 and 2007 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
Operating revenue	$189,202	$186,616	$182,756	$189,946	$185,136	$173,818	$165,757	$162,120

Income from continuing operations	41,861	28,111	28,335	28,656	24,758	31,337	33,402	34,277

Discontinued operations	9,937	10,443	3,294	1,305	10,774	5,837	19,025	5,421

Income available to common Shareholders	51,798	38,554	31,629	29,961	35,532	37,174	52,427	39,698

Income per common share — basic (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.44

Income per common share — diluted (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.43

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
13. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.
During the year ended December 31, 2008, the Company began to report the results of the Arizona market as part of the “South” reportable segment rather than listing Arizona as its own reportable segment, as it had been presented in 2007. Also, the Company began to report the results of the Lehigh/Central PA market as part of the “Northeast” reportable segment rather than as part of the “Midwest” segment. The Company also began to report the results of certain operating properties containing 834,000 square feet in the “Philadelphia” reportable segment rather than as part of the New Jersey market in the “Northeast” reportable segment, as they had been presented in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the

Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
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
The operating information by segment is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				phila-	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$178,507	$99,418	$38,004	$82,964	$142,543	$173,319	$29,426	$4,339	$748,520
Rental property expenses and real estate taxes	57,729	26,978	14,848	31,074	41,652	57,990	7,791	1,044	239,106

Property level operating income	$120,778	$72,440	$23,156	$51,890	$100,891	$115,329	$21,635	$3,295	509,414

Interest and other income									13,508
Debt extinguishment gain									2,521
Interest expense									(155,675)
General and administrative									(54,378)
Depreciation and amortization									(173,097)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									142,293
Gain on property dispositions									10,572
Income taxes									(1,645)
Minority interest									(27,062)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations, net of minority interest									24,979

Net income									$151,942

YEAR ENDED DECEMBER 31, 2007

	Northeast
	Southeastern	Lehigh/	New		mid-		phila-	united
	PA	Central PA	Jersey	Midwest	atlantic	South	delphia	kingdom	total
Operating revenue	$172,142	$91,631	$36,162	$80,926	$128,599	$150,693	$23,963	$2,715	$686,831
Rental property expenses and real estate taxes	56,950	23,616	9,228	28,061	38,524	50,419	9,378	33	216,209

Property level operating income	$115,192	$68,015	$26,934	$52,865	$90,075	$100,274	$14,585	$2,682	470,622

Interest and other income									11,727
Interest expense									(127,058)
General and administrative									(54,249)
Depreciation and amortization									(155,616)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures									145,426
Gain on property dispositions									1,463
Income taxes									709
Minority interest									(23,598)
Equity in loss of unconsolidated joint ventures									(226)
Discontinued operations, net of minority interest									41,057

Net income									$164,831

YEAR ENDED DECEMBER 31, 2006

	Northeast
	Southeastern	Lehigh/	New				phila-	united
	PA	Central PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$168,227	$83,849	$34,584	$75,966	$114,593	$113,347	$15,829	$1,167	$607,562
Rental property expenses and real estate taxes	54,181	20,434	8,128	26,752	33,925	36,822	6,913	261	187,416

Property level operating income	$114,046	$63,415	$26,456	$49,214	$80,668	$76,525	$8,916	$906	420,146

Interest and other income									8,693
Interest expense									(109,482)
General and administrative									(46,332)
Depreciation and amortization									(132,106)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									140,919
Gain on property dispositions									17,628
Income taxes									(288)
Minority interest									(19,801)
Equity in earnings of unconsolidated joint ventures									1,432
Discontinued operations, net of minority interest									126,684

Net income									$266,574

	Real Estate Related Revenues
	Year Ended December 31,
Product Type Information	2008	2007	2006
Industrial	$300,763	$274,865	$253,222
Office	447,757	411,966	354,340

Total operating revenue	$748,520	$686,831	$607,562

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeastern	Central					Phila-	United
	PA	PA	New Jersey	Midwest	Mid-Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2008	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	$5,201,300
Additions	40,599	76,621	22,763	7,319	50,811	109,111	7,729	(13,119)	301,834
Dispositions	(23,232)	—	(10,921)	(8,928)	(15,338)	(3,300)	(367,897)	—	(429,616)

December 31, 2008	$1,120,739	$753,584	$211,504	$541,836	$1,001,019	$1,296,043	$110,380	$38,413	5,073,518

Accumulated depreciation									(982,114)
Development in progress									245,463
Land held for development									209,551
Assets held for sale									33,662
Other assets									636,955

Total assets at December 31, 2008									$5,217,035

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeastern	Central					Phila-	United
	PA	PA	New Jersey	Midwest	Mid-Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2007	$1,048,142	$582,475	$112,397	$699,585	$861,863	$953,808	$103,008	$11,435	$4,372,713
Additions	67,645	103,750	87,265	64,050	114,274	245,317	367,540	40,097	1,089,938
Dispositions	(12,415)	(9,262)	—	(220,190)	(10,591)	(8,893)	—	—	(261,351)

December 31, 2007	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	5,201,300

Accumulated depreciation									(858,671)
Development in progress									316,985
Land held for development									247,124
Assets held for sale									36,908
Other assets									700,291

Total assets at December 31, 2007									$5,643,937

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.

14. SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $80.0 million and $369.5 million for the years ended December 31, 2008 and 2007, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues	$13,295	$43,330	$85,536
Operating expenses	(5,377)	(17,375)	(31,202)
Interest expense	(2,203)	(6,957)	(14,764)
Depreciation and amortization	(3,153)	(9,671)	(19,838)

Income before property dispositions and minority interest	$2,562	$9,327	$19,732

Six properties totaling 296,000 square feet located in the Company’s Mid-Atlantic segment are considered to be held for sale as of December 31, 2008.
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
Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2008, 2007 and 2006, the Company recognized impairment losses of $3.1 million, $0.2 million and $4.2 million, respectively. The 2008 impairment loss of $3.1 million was recognized in the fourth quarter and was related to a 49,000 square foot operating property in the Midwest segment, a 110,000 square foot operating property in Southeastern PA and a 296,000 square foot portfolio of operating properties in the Mid-Atlantic segment. The 2007 impairment loss of $0.2 million was related to various land parcels. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in the Midwest segment. For the years ended December 31, 2008 and 2006, respectively, $3.1 million and $4.2 million in impairment related to properties sold or held for sale were included in the caption discontinued operations in the Company’s statement of operations. For the year ended December 31, 2007, $0.2 million in impairment was included in the caption gain on property dispositions as a component of income from continuing operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2008.
15. SUBSEQUENT EVENTS
In December 2008, the Company commenced the sale of Common Shares pursuant to a continuous offering program. From January 1, 2009 through February 23, 2009, the Company sold 2.3 million common shares through this program. The net proceeds from the offering of $47.4 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In February 2009, the Company closed on mortgages totaling $193.2 million. The mortgages encumber certain of the Company’s Properties in Operation. The net proceeds from these mortgages were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	5,148,782	5,816,839	24,019,325	29,836,164	1,386,798	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,970	107,307	1,341,822	1,449,129	828,845	1980	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	3,000,614	726,651	8,013,864	8,740,515	3,041,759	1976	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	4,005,636	2,670,673	17,313,219	19,983,893	4,549,501	1988	40 yrs.
700 Nestle Way	Allentown, PA	—	3,473,120	—	20,041,174	4,174,970	19,339,324	23,514,294	5,383,054	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	213,047	269,614	1,057,116	1,326,730	322,567	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	436,346	463,123	1,885,196	2,348,319	676,185	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	314,252	489,749	1,972,343	2,462,092	584,331	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,183,790	1,147,541	7,271,832	8,419,373	2,282,296	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,764,392	3,645,117	10,138,533	13,783,650	3,039,925	1999	40 yrs.
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,878,034	4,486,836	14,875,294	19,362,130	3,148,524	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—	4,308,646	—	13,339,042	4,308,646	13,339,042	17,647,688	3,160,648	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167		8,906,935	2,571,466	8,899,637	11,471,103	1,920,198	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—	1,025,667		5,346,179	1,035,854	5,335,991	6,371,846	950,726	2002	40 yrs.
650 Boulder Drive	Allentown, PA	—	5,208,248		31,405,185	9,961,788	26,651,645	36,613,433	4,081,623	2002	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	237,680	4,722,683	19,160,325	23,883,008	2,091,911	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,089,337	3,719,772	14,068,646	17,788,418	1,611,741	2004	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,118,534	7,534,937	26,309,546	33,844,483	1,409,375	2005	40 yrs.
400 Nestle Way	Allentown, PA	20,940,815	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	8,931,479	1997	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	888,748	1981	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	6,971,256	1,197,447	6,961,585	8,159,032	2,491,805	1996	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	349,184	1,127,805	3,658,316	4,786,120	1,068,345	1993	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	873,259	2002	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,833,097	458,945	2,832,433	3,291,378	1,350,717	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,744,192	541,459	3,743,528	4,284,987	1,694,468	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,444,458	1990	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,920,859	532,047	4,920,080	5,452,127	2,638,382	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,355,897	389,081	3,355,145	3,744,225	1,711,345	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	2,033,216	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,536,742	144,248	2,535,995	2,680,242	1,432,744	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	2,114,065	139,480	2,113,401	2,252,881	1,211,949	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	876,165	141,746	875,488	1,017,234	491,466	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,192,596	98,986	1,192,595	1,291,582	778,937	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,918,272	129,142	1,917,583	2,046,726	1,272,750	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,347,546	104,453	1,346,758	1,451,211	648,206	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	502,487	163,735	2,232,752	2,396,487	878,285	1986	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	271,718	161,371	2,004,347	2,165,718	770,782	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	610,844	119,711	2,045,133	2,164,844	767,454	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,791,480	484,361	1,760,434	2,244,795	727,358	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	412,984	1990	40 yrs.
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,725,676	1,579,169	6,879,485	8,458,654	2,191,962	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	366,017	1,093,724	4,215,555	5,309,279	1,567,236	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,886,266	560,691	3,685,601	4,246,293	1,564,087	1989	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	23,101,092	3,752,293	23,019,055	26,771,348	10,515,407	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	597,538	1985	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,077,289	215,095	2,076,625	2,291,720	1,040,257	1993	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,920,812	545,172	4,045,930	4,591,102	1,904,321	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	4,265,161	190,728	4,433,433	4,624,161	1,496,403	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,221,482	188,896	2,391,586	2,580,482	1,039,490	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,296,178	188,721	2,466,457	2,655,178	880,964	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	533,628	212,744	1,352,673	1,565,417	587,093	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	208,501	237,078	1,196,080	1,433,158	374,817	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	275,641	253,886	1,338,522	1,592,408	459,576	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,020,662	367,706	1,972,956	2,340,662	828,516	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,754,839	804,104	7,426,421	8,230,525	2,341,241	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		13,513,997	1,099,079	13,511,045	14,610,124	3,613,884	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,118,924	1,766,196	10,082,479	11,848,675	2,546,868	2000	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,053,506	662,809	2,688,924	3,351,733	531,758	2002	40 yrs.
3500 High Point Boulevard	Bethlehem, PA	—	289,529	—	4,451,571	916,280	3,824,820	4,741,100	280,248	2006	40 yrs.
3450 High Point Boulevard	Bethlehem, PA	—	303,197	—	4,244,190	918,473	3,628,915	4,547,388	87,174	2006	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,962,712	435,303	4,962,049	5,397,352	2,114,820	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	4,189,791	197,700	4,189,045	4,386,745	1,757,816	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,635,199	240,732	4,634,536	4,875,268	2,379,153	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,808,228	312,873	3,807,563	4,120,437	1,953,445	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,016,731	212,492	3,015,986	3,228,478	1,476,546	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	789,433	395,459	3,485,974	3,881,433	1,473,420	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,429,110	198,482	2,474,657	2,673,139	1,003,460	1996	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,819,236	2,310,246	38,772,050	41,082,296	9,886,677	1998	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	701,685	709,961	4,043,704	4,753,665	951,437	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		4,105,182	786,382	4,103,377	4,889,759	1,238,848	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,313,825	2,060,644	7,154,848	9,215,492	3,055,337	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,476,073	1,264,758	4,835,323	6,100,081	1,255,310	2002	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,086,930	1,264,758	3,446,180	4,710,938	667,284	2002	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,521,336	2,148,571	5,485,989	7,634,559	275,121	2001	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,316,677	1,430,937	4,360,178	5,791,114	1,145,888	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,881,060	1,426,251	7,980,012	9,406,262	2,597,600	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	5,811,125	4,501,247	21,488,473	25,989,719	6,441,664	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	686,050	1,065,068	5,167,695	6,232,763	1,615,765	1986	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	2,377,934	8,118,881	21,263,420	29,382,301	1,882,266	2004	40 yrs.
8201 Industrial Boulevard	Breinigsville, PA	—	2,089,719	—	8,333,883	2,226,432	8,197,170	10,423,602	412,396	2006	40 yrs.
400 Boulder Drive	Breinigsville, PA	*	—		13,408,721	2,865,575	10,543,146	13,408,721	1,157,345	2003	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	603,754	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	4,071,582	577,067	9,269,485	9,846,552	2,463,373	1984	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,552,539	1,306,811	9,662,967	10,969,778	2,052,573	1994	40 yrs.
20800 Swenson Drive	Brookfield, WI	4,797,400	1,023,466	10,729,219	1,022,780	1,025,082	11,750,382	12,775,464	1,245,016	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	226,102	646,518	3,864,882	4,511,399	404,282	2006	40 yrs.
20935 Swenson Drive	Brookfield, WI	4,223,847	571,389	10,238,547	796,592	572,158	11,034,369	11,606,527	1,109,335	2005	40 yrs.
20700 Swenson Drive	Brookfield, WI	5,543,784	830,008	12,276,445	641,464	830,999	12,916,918	13,747,917	1,231,488	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	5,784,696	675,422	8,910,651	1,052,523	678,637	9,959,959	10,638,596	1,188,103	2005	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	840,856	4,253,027	14,723,737	18,976,764	1,422,465	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,674,838	794,874	7,618,071	8,412,945	2,056,603	2001	40 yrs.
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	28,510,384	9,407,871	27,798,014	37,205,885	146,890	2006	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,086,632	955,374	5,057,383	6,012,757	991,200	2001	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	—	2,000,000	3,493,983	3,229,339	2,005,475	6,717,847	8,723,322	1,214,808	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,911,374	1,129,850	4,642,543	5,772,393	969,927	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	776,635	2002	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	421,917	2,014,689	7,966,260	9,980,949	892,754	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,176,380	997,570	5,178,810	6,176,380	415,319	2005	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,385,676	864,150	4,427,285	100,511	866,609	4,525,338	5,391,946	608,742	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	4,195,100	1,202,556	5,975,538	1,165,766	1,292,273	7,051,586	8,343,860	713,499	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	4,967,132	1,292,062	6,456,515	1,287,046	1,292,254	7,743,368	9,035,623	874,855	2005	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,562,607	1,950,375	7,236,994	627,345	1,951,135	7,863,579	9,814,714	1,206,288	2004	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,636,053	2,746,455	7,893,673	10,640,128	879,885	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,634,835	765,952	4,627,834	5,393,786	2,272,761	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	6,180,706	920,439	6,160,422	7,080,860	3,873,038	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	2,222,793	1,571,105	7,007,812	8,578,917	2,988,407	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,323,686	341,663	4,356,995	4,698,658	1,227,401	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	411,079	218,542	2,351,715	2,570,256	663,919	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	328,903	243,791	2,492,997	2,736,787	813,025	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	997,913	266,684	3,364,814	3,631,497	1,056,427	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	535,352	299,099	3,189,421	3,488,521	1,016,848	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	789,527	237,779	2,900,362	3,138,141	868,166	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	899,462	296,262	3,528,395	3,824,658	906,195	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	941,253	290,950	3,518,406	3,809,356	956,625	1972	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	1,700,856	2,427,065	9,196,326	11,623,391	2,606,842	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,681,791	1,295,000	3,344,897	4,639,897	828,694	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,742,985	1,295,000	3,406,090	4,701,090	751,338	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,931,442	1,307,300	3,582,247	4,889,547	869,611	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,869,631	1,599,259	3,228,478	4,827,737	603,986	2000	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	1,167,866	3,922,382	17,382,299	21,304,681	1,456,898	2006	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,434,362	3,166,951	8,133,259	11,300,210	347,572	2006	40 yrs.
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	755,510	2003	40 yrs.
1250 Hall Court	Deer Park, TX	2,983,023	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	272,813	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	126,879	598,918	3,770,065	4,368,983	315,732	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,463,858	111,209	552,211	3,574,519	4,126,730	325,727	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	592,047	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	39,409	976,393	6,187,914	7,164,307	723,255	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,366,266	1,103,860	3,393,423	4,497,283	848,227	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	581,781	462,876	4,733,572	5,196,447	1,471,416	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	3,184,634	1,289,215	7,579,302	8,868,517	3,001,494	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	959,527	754,062	2,163,474	2,917,536	547,299	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	321,867	118,300	1,409,415	1,527,715	363,556	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	377,179	142,399	1,685,678	1,828,077	638,560	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	93,888	108,610	1,091,892	1,200,502	364,395	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	449,591	270,584	2,936,576	3,207,160	936,102	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	364,782	285,464	2,988,589	3,274,053	959,256	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	785,407	264,419	3,213,924	3,478,343	973,584	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	1,616,449	336,481	4,708,856	5,045,337	1,121,059	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	23,353,685	2,938,372	23,327,703	26,266,076	7,312,972	1999	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,987,800	1,916,609	5,571,833	7,488,442	335,245	2006	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	625,146	760,525	3,879,903	4,640,429	1,172,450	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	240,695	2,188,525	4,029,456	6,217,981	1,152,337	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	2,051,136	1,230,965	6,125,200	7,356,165	1,369,000	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,350,783	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	920,084	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,176,757	993,101	3,313,619	4,306,720	802,540	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	873,485	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,665,025	3,000,555	6,675,988	9,676,542	1,756,942	2001	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	595,546	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,608,469	1,718,407	2,806,748	4,525,156	535,211	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	581,470	2000	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	500,941	2007	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	7,048,446	3,023,417	5,922,074	8,945,491	224,957	2006	40 yrs.
180 Sheree Boulevard	Exton, PA	5,157,523	2,647,861	11,334,403	2,049,934	2,649,426	13,382,772	16,032,198	1,066,878	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	292,813	524,390	1,248,175	1,772,565	371,902	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,290,888	2,826,994	8,230,825	11,057,819	571,917	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	307,900	1,267,937	2,524,616	3,792,553	231,189	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,433,770	1,790,041	9,580,478	11,370,519	142,837	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	468,379	1,650,703	2,385,416	4,036,119	224,244	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	55,809,125	23,339,943	55,081,619	78,421,562	2,007,575	2006	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	53,906	13,035,013	11,507,146	24,542,159	915,103	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	358,667	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,391,089	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	10,524,649	3,414,989	12,924,387	16,339,376	1,924,698	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,156,270	625,111	5,311,174	5,936,284	1,660,664	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	475,723	—	3,529,130	3,529,130	1,143,136	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	772,549	—	3,827,114	3,827,114	1,136,170	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,058,575	743,898	7,558,382	8,302,280	1,840,837	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	315,413	771,029	3,999,846	4,770,875	1,331,758	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,546,671	483,263	3,506,893	3,990,156	1,152,858	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,198,472	1,075,620	10,195,748	11,271,368	3,297,151	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	1,241,555	670,292	5,080,800	5,751,092	1,645,466	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,907,500	1,010,044	9,059,209	10,069,253	3,108,655	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	952,101	1,083,006	6,987,754	8,070,760	955,534	2004	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	792,280	2003	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,549,097	825,529	3,541,682	4,367,212	118,418	2006	40 yrs.
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	13,298,582	3,712,683	11,133,710	14,846,393	131,493	2006	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	4,405	—	17,096,287	17,096,287	752,159	2007	40 yrs.
1487 South Highway 101	Greer, SC	—	464,237	—	5,136,776	1,301,738	4,299,275	5,601,012	13,817	2007	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,433,088	974,675	7,012,957	7,987,632	2,255,340	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,257,471	1,097,368	8,018,248	9,115,617	2,462,312	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,663,695	212,694	1,658,368	1,871,063	543,765	1999	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	7,668,631	1,128,829	8,190,225	9,319,054	348,381	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	382,338	265,719	8,547,405	8,813,124	1,848,003	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	261,271	710,486	3,212,702	3,923,188	464,095	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	570,967	1983	40 yrs.
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	28,472,202	9,368,557	26,847,444	36,216,001	1,554,062	2005	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—	5,194,872	19,991,436	4,234,765	5,687,013	23,734,060	29,421,073	3,011,485	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	655,531	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,835,505	315,614	1,641,220	1,956,834	584,926	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,721,590	2,042,159	19,481,334	21,523,492	5,353,041	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	3,109,110	235,698	3,107,976	3,343,674	1,269,229	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,606,925	320,450	2,605,765	2,926,214	1,303,596	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,310,319	231,692	2,309,249	2,540,941	1,196,924	1989	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,476,301	655,240	3,986,724	4,641,965	1,791,684	1990	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,396,132	183,888	2,395,053	2,578,942	1,194,991	1989	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,780,986	173,623	3,091,365	3,264,988	1,223,712	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	929,937	597,368	5,751,069	6,348,438	2,122,813	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,204,882	283,368	2,204,510	2,487,878	859,427	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,210,692	132,655	1,221,699	1,354,353	492,073	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,361,383	545,627	3,101,638	3,647,265	1,010,657	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,619,333	265,991	2,455,714	2,721,705	830,855	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,510,094	173,889	2,402,936	2,576,825	857,473	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,098,260	276,038	2,086,260	2,362,298	472,345	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,498,674	500,980	3,497,193	3,998,174	863,928	2000	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,933,606	791,880	5,235,999	6,027,879	220,175	2005	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,911,210	526,266	3,507,147	4,033,413	1,389,311	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,430,006	431,106	3,099,006	3,530,112	888,462	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	377,882	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,281,025	984,672	6,468,673	7,453,345	1,437,607	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,114,814	611,166	2,721,590	3,332,756	587,303	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,787,760	511,869	2,785,890	3,297,759	296,429	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,425,118	505,700	3,027,005	3,532,705	307,026	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,859,604	665,239	1,194,365	1,859,604	80,912	2004	40 yrs.
4475 Premier Drive	High Point, NC	—	748,693	—	5,888,692	1,525,421	5,111,964	6,637,385	86,535	2006	40 yrs.
4328, 4336 Federal Drive	High Point, NC	3,977,231	521,122	—	7,300,519	825,092	6,996,548	7,821,641	3,907,767	1995	40 yrs.
100 Witmer Road	Horsham, PA	—	3,102,784	—	18,701,183	3,764,784	18,039,184	21,803,967	3,510,902	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,692,880	1,408,041	4,618,480	6,026,521	1,665,412	1998	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	375,923	180,459	1,817,396	1,997,855	664,949	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,843,483	282,493	4,099,990	4,382,483	1,340,245	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,961,590	1,265,363	9,745,470	11,010,834	3,415,954	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,117,753	1,939,712	9,243,992	11,183,704	2,280,276	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,947,714	638,513	7,759,036	8,397,550	2,878,638	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,455,917	629,944	7,189,145	7,819,089	2,644,772	1990	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,915,620	629,944	7,648,854	8,278,798	2,937,215	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,345,767	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,336,533	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	594,916	330,111	3,576,586	3,906,696	941,454	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,409,782	393,019	4,720,800	5,113,819	1,162,452	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,367,375	489,032	5,493,526	5,982,558	1,693,767	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	1,105,985	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	818,872	270,906	3,267,371	3,538,278	1,270,550	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,940,611	270,282	4,381,887	4,652,169	1,282,445	1972	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	99,409	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,561,435	732,552	7,369,862	8,102,414	2,305,103	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	723,059	208,140	1,618,529	1,826,669	440,823	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	589,814	451,731	3,660,155	4,111,887	1,012,999	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	864,263	452,251	3,928,962	4,381,213	1,231,119	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,416,512	558,142	7,222,027	7,780,169	1,897,838	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,584,619	673,041	8,360,988	9,034,029	2,534,483	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	712,712	255,528	2,860,210	3,115,738	976,181	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	1,536,610	502,705	6,077,207	6,579,912	1,814,424	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,842,034	376,475	5,173,795	5,550,270	1,986,944	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,476,732	1981	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,997,494	380,802	5,430,252	5,811,054	1,627,010	1983	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	1,115,040	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,696,950	2,565,140	7,704,225	10,269,365	3,764,912	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		17,434,151	4,138,577	16,822,725	20,961,302	3,116,684	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	662,819	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,757,475	182,400	8,575,075	8,757,475	1,064,979	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	573,608	1,140,597	2,594,513	3,735,111	391,690	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	253,426	471,171	1,164,098	1,635,270	243,111	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,927,940	1,322,317	4,460,083	5,782,400	1,031,964	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	194,047	709,967	1,565,151	2,275,118	345,712	2003	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,587,588	2,631,956	18,587,328	21,219,284	621,811	2006	40 yrs.
261-283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	1,775,341	464,871	5,727,312	6,192,183	1,216,076	1978	40 yrs.
231-237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	727,352	436,952	4,676,314	5,113,267	1,504,124	1981	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	—	1,133,749	189,793	2,192,104	2,381,897	931,792	1975	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	251,335	495,112	3,061,716	3,556,828	851,187	1987	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	—	10,792,470	2,515,115	10,792,470	13,307,585	1,870,755	1999	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	5,193,398	1,607,977	5,192,658	6,800,636	2,713,953	1988	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,818,780	1,131,380	14,136,400	15,267,780	4,600,504	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	—	3,430,171	1,241,970	3,417,886	4,659,856	1,742,609	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	—	363,339	2,509,186	641,300	363,339	3,150,486	3,513,826	1,208,934	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	438,371	438,853	3,468,766	3,907,619	1,057,848	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	269,417	289,000	3,829,274	4,118,275	1,055,346	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	190,651	306,147	3,214,306	3,520,453	752,950	1999	40 yrs.
16680 Central Green Boulevard	Houston, TX	—	311,952	—	3,956,813	492,869	3,775,895	4,268,765	83,075	2001	40 yrs.
16605 Air Center Boulevard	Houston, TX	—	298,999		3,770,315	496,186	3,573,128	4,069,314	988,599	2002	40 yrs.
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	321,145	799,560	6,270,410	7,069,970	1,161,015	1999	40 yrs.
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,711,950	1,135,483	8,039,401	9,174,884	1,159,934	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,590,836	2,290,002	16,887,976	19,177,978	2,452,452	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	—	—	—	2,935,268	414,691	2,520,577	2,935,268	339,028	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—	638,453	3,258,815	565,588	638,477	3,824,378	4,462,856	531,488	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	563,067	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—	1,114,406	6,364,767	2,636,014	2,775,021	7,340,166	10,115,187	1,029,169	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	—	284,403	—	4,495,522	503,779	4,276,146	4,779,925	356,764	2005	40 yrs.
1646 Rankin Road	Houston, TX	—	329,961	—	4,895,126	592,234	4,632,853	5,225,087	384,256	2005	40 yrs.
8301 Fallbrook Drive	Houston, TX	—	4,515,862	—	23,627,618	5,877,884	22,265,596	28,143,480	334,684	2006	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	—	1,519,458	7,135,548	2,697,458	1,520,074	9,832,389	11,352,464	332,982	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	—	2,173,287	8,868,256	1,972,563	2,173,942	10,840,164	13,014,106	306,826	2007	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	—	1,006,194	5,412,584	2,705,102	1,008,542	8,115,337	9,123,879	229,320	2007	40 yrs.
850 Greens Parkway	Houston, TX	—	2,893,405	11,593,197	2,456,282	2,899,861	14,043,023	16,942,883	340,455	2007	40 yrs.
860 Greens Parkway	Houston, TX	—	1,399,365	6,344,650	1,528,602	1,374,012	7,898,606	9,272,618	193,441	2007	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,645,838	1,861,025	8,990,759	10,851,784	2,048,033	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	1,458,110	3,269,948	15,009,480	18,279,428	2,150,558	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	984,562	2,077,949	9,755,128	11,833,077	1,644,000	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	238,720	2,211,969	8,054,762	10,266,731	1,069,482	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	13,353,055	3,542,881	27,539,324	31,082,206	2,691,105	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	700,193	615,096	3,156,968	3,772,064	302,865	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	76,921	314,572	1,356,807	1,671,380	108,395	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	10,034,442	913,013	10,028,233	10,941,246	2,358,535	1989	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,987,169	974,959	5,978,762	6,953,721	3,075,507	1987	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,391,397	129,979	1,388,938	1,518,917	1,104,987	1978	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,526,767	774,020	9,309,747	10,083,767	4,201,227	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,356,397	827,420	9,215,977	10,043,397	4,496,680	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,717,001	749,811	2,365,448	3,115,258	1,158,479	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,572,340	853,981	3,425,294	4,279,274	1,510,930	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,127,183	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,765,051	1998	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,140,862	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,694,026	846,461	4,688,561	5,535,022	2,186,102	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,580,008	780,486	3,373,720	4,154,206	1,385,190	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	1,017,166	614,602	5,284,642	5,899,245	1,858,105	1984	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	17,776	330,726	1,355,877	1,686,603	394,141	1978	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	828,152	1,002,704	4,879,607	5,882,311	1,750,059	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	789,809	624,215	3,776,060	4,400,274	1,563,846	1987	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,358,664	554,542	4,352,392	4,906,935	1,671,990	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	367,780	370,039	2,363,276	2,733,315	759,393	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	1,007,513	370,039	4,052,807	4,422,846	1,281,897	1990	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	299,475	388,541	2,394,745	2,783,287	790,611	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	453,476	296,032	2,049,805	2,345,837	645,669	1993	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	525,120	251,627	1,881,955	2,133,582	791,232	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	274,915	407,043	2,469,503	2,876,546	817,142	1994	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	409,677	366,339	2,385,048	2,751,387	876,448	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	512,344	462,549	3,006,713	3,469,263	1,049,949	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	287,899	601,401	3,530,267	4,131,668	1,166,422	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	777,785	555,213	3,470,875	4,026,088	1,111,648	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	110,993	551,250	3,239,353	3,790,603	876,571	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	2,857,775	877,964	5,218,517	6,096,481	2,096,702	1986	40 yrs.
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	12,746,697	2,287,152	12,548,892	14,836,044	19,127	1998	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,299,049	1,168,062	8,430,188	9,598,250	2,332,310	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,467,521	641,272	3,464,403	4,105,675	1,067,726	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820	662,559	2,905,261	3,567,820	883,202	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	1,038,509	853,704	4,548,337	5,402,042	1,287,220	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		8,013,821	1,665,915	7,647,107	9,313,022	2,008,217	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,975,677	680,766	2,686,971	3,367,737	700,627	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	2,025,647	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,121,324	1,210,137	6,839,824	8,049,961	2,905,022	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	3,338,962	717,001	8,155,083	8,872,084	3,226,346	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,321,549	705,317	9,059,036	9,764,353	2,487,896	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	6,630,138	1,186,972	13,599,118	14,786,090	283,014	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,625	350,874	1,674,929	2,025,803	750,858	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	2,125,279	815,855	2,098,833	2,914,688	876,136	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,556,741	952,911	16,279,570	17,232,481	7,018,413	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,367,206	952,361	15,090,036	16,042,397	6,558,527	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,328	758,733	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	677,108	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	4,242,628	867,815	4,139,183	5,006,998	1,403,069	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,096,966	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,866,474	592,886	2,783,167	3,376,054	1,104,642	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	958,737	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057	1,132,519	9,316,649	10,449,169	3,018,221	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,276,655	776,496	4,415,723	5,192,219	1,336,234	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	6,028,262	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,015,045	978,402	5,056,643	6,035,045	2,170,675	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	18,888,377	2,413,514	16,474,863	18,888,377	3,917,910	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497	274,341	1,351,156	1,625,497	439,087	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	983,905	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,987,694	458,232	7,214,662	7,672,894	3,544,518	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,647,906	461,909	4,900,797	5,362,706	2,466,986	1980	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	827,303	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	688,183	1997	40 yrs.
3100 Horizon Drive	King of Prussia, PA	*	601,956	—	2,068,047	611,436	2,058,568	2,670,003	842,426	1995	40 yrs.
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	274,812	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,779,023	22,961	2,566,047	9,797,868	12,363,915	627,449	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,510,455	779,330	5,624,567	6,403,897	581,674	2004	40 yrs.
8500 Willard Drive	Lehigh, PA	—	6,398,815	—	21,593,357	7,640,417	20,351,755	27,992,172	238,144	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	3,543,014	2005	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(158,513)	373,203	1,666,207	2,039,410	474,553	1988	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	(152,186)	207,599	1,026,824	1,234,423	315,809	1983	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(167,324)	302,567	1,045,908	1,348,475	338,473	1980	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	2,270,262	6,083,206	14,614,415	20,697,621	3,698,818	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,196,561	795,831	4,195,873	4,991,704	2,393,329	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	10,408,833	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,684,414	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,004,647	406,421	4,598,226	5,004,647	1,810,575	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	649,407	588,384	3,296,009	3,884,393	2,113,705	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,051,932	1,337,076	12,564,432	13,901,508	5,256,060	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	330,704	419,460	4,123,273	4,542,734	1,272,070	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,594,348	684,200	7,776,009	8,460,209	2,367,337	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,097,184	1,676,470	15,857,528	17,533,998	6,046,629	1998	40 yrs.
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,237,565	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,112,927	321,473	1,982,568	2,304,041	846,015	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	2,018,620	234,922	1,974,811	2,209,734	812,215	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,314,868	4,749,748	14,945,341	19,695,089	5,592,198	1999	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,714,624	1,451,139	6,584,110	8,035,249	2,703,488	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,848	2,171,080	8,098,519	10,269,598	2,977,313	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	2,945,440	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	1,029,148	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	810,169	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	6,188,393	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,635,939	5,405,042	11,635,938	17,040,980	1,218,933	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	315,887	832,244	1,648,558	2,480,802	250,709	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,760,414	724,846	5,759,626	6,484,472	2,818,957	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	7,140,197	1,055,243	7,139,372	8,194,615	3,580,383	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	6,022,257	643,892	6,042,647	6,686,539	3,107,281	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,323,124	519,742	3,275,746	3,795,488	1,804,871	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,742,100	1,012,843	5,666,469	6,679,312	2,967,422	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,282,210	325,775	3,279,352	3,605,128	1,678,712	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,204,468	323,792	3,204,647	3,528,439	1,436,712	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,835,528	466,413	5,834,654	6,301,067	3,318,987	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,192,928	505,458	5,192,081	5,697,539	3,345,868	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	769,673	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,452,813	531,534	2,452,008	2,983,542	1,480,904	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,911,205	397,948	2,910,388	3,308,336	1,616,977	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,105,230	177,317	5,104,349	5,281,665	3,183,485	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,393,160	215,818	4,392,348	4,608,165	2,300,673	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,203,727	382,361	7,202,910	7,585,271	4,415,881	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,021,104	332,216	2,020,280	2,352,496	1,333,384	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	3,142,498	509,899	3,141,674	3,651,573	1,876,084	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,109,124	524,230	3,108,424	3,632,654	1,735,696	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634	128,783	384,977	513,760	330,693	1975	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,989,734	888,359	5,989,039	6,877,398	3,817,572	1978	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	10,951,703	1,369,003	10,950,959	12,319,962	7,311,132	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,560,924	128,767	1,562,846	1,691,613	1,010,537	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,682,215	1981	40 yrs.
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	615,963	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,003,181	884,974	14,268,631	15,153,605	7,616,738	1989	40 yrs.
5 Country View Road	Malvern, PA	—	785,168	4,678,632	1,056,753	786,235	5,734,318	6,520,553	2,238,508	1985	40 yrs.
75 Great Valley Parkway	Malvern, PA	233,819	143,074	—	888,076	143,811	887,338	1,031,150	639,417	1977	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	480,768	513,250	3,382,673	3,895,923	924,902	1989	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	4,136,671	271,743	7,901,315	8,173,058	3,869,216	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	630,335	96,161	1,947,123	2,043,284	787,244	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,794,883	317,799	3,546,486	3,864,285	1,160,762	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	1,152,052	327,554	2,685,824	3,013,378	1,208,728	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,627,277	1,069,838	6,407,440	7,477,277	2,579,480	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	3,061,402	1,069,838	7,841,565	8,911,402	3,095,840	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	822,958	334,411	3,556,271	3,890,683	1,303,790	1985	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,809,487	131,896	1,809,487	1,941,383	732,345	1997	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	2,096,558	131,896	2,096,558	2,228,454	785,592	1997	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,476,356	430,909	2,465,178	2,896,087	276,134	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,745,259	506,318	2,796,116	3,302,434	273,241	2004	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	417,823	1,711,964	7,265,680	8,977,644	2,144,918	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	597,682	394,938	2,934,675	3,329,613	962,505	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	352,646	443,101	2,707,044	3,150,145	678,300	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	978,198	385,305	3,325,768	3,711,073	1,301,393	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	123,888	619,465	2,745,357	3,364,821	679,473	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,077,279	350,628	3,471,392	3,822,020	1,219,789	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,745,623	491,531	10,488,536	10,980,067	3,129,496	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	372,203	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	572,084	532,370	3,813,573	4,345,943	1,107,320	1984	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,537,760	1,801,024	7,536,736	9,337,760	1,330,833	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,816,745	914,760	2,901,985	3,816,745	175,374	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	2,049,711	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		6,683,083	1,038,197	6,708,444	7,746,641	2,184,719	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,480,997	2,177,953	11,426,338	13,604,291	1,523,808	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	2,154,498	829,263	9,553,293	10,382,557	3,528,882	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,288,449	883,895	10,271,794	11,155,689	3,272,429	1985	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,661,289	2,022,153	13,007,169	15,029,323	3,866,622	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,623,700	2,022,152	13,980,843	16,002,994	4,453,379	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	19,988,526	2,980,689	19,968,347	22,949,037	5,995,017	2000	40 yrs.
324 Park Knoll Drive	Morrisville, NC	*	1,449,092	4,424,932	239,301	1,449,450	4,663,875	6,113,325	221,707	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	*	1,031,430	5,655,167	406,756	1,031,685	6,061,668	7,093,353	273,517	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	*	1,061,370	5,152,110	231,852	1,061,632	5,383,700	6,445,332	226,746	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	*	1,300,889	5,313,226	206,727	1,301,211	5,519,632	6,820,842	230,736	2007	40 yrs.
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	15,782,675	3,758,270	15,754,975	19,513,245	118,386	2006	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,350,519	1,098,904	6,251,616	7,350,519	838,722	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,931,388	539,060	3,904,448	4,443,507	356,761	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	1,731,986	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,555,353	2,970,687	5,994,436	8,965,123	397,053	2006	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,894,592	2,784,694	19,708,950	22,493,644	4,148,410	2002	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	5,049,174	512,018	9,537,156	10,049,174	4,500,007	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	622,498	311,950	5,016,033	5,327,983	2,405,135	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	968,639	362,855	4,253,401	4,616,256	1,746,377	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	1,335,052	290,545	3,846,890	4,137,435	1,379,385	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	2,152,136	450,558	5,225,828	5,676,386	1,991,748	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	902,135	234,151	2,924,818	3,158,969	1,102,498	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	428,261	260,014	2,664,945	2,924,959	947,137	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	468,864	234,814	2,463,962	2,698,776	726,982	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	999,069	286,587	3,473,888	3,760,476	1,235,450	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,481,895	288,577	4,028,432	4,317,009	1,762,710	1986	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,166,630	569,184	3,091,781	3,660,964	1,022,257	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,918,905	310,831	5,716,649	6,027,480	2,538,858	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,651,610	1,057,763	5,843,437	6,901,200	1,628,440	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,139,294	701,705	5,644,946	6,346,652	2,407,293	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,673,175	470,659	3,559,503	4,030,162	1,075,140	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,457,069	144,515	3,457,069	3,601,584	962,620	2001	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	278,931	430,990	3,714,828	1,234,492	430,990	4,949,320	5,380,310	1,830,207	1987	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	1,023,137	622,205	3,251,811	3,874,016	1,175,053	1981	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	666,032	766,390	4,153,931	4,920,320	1,174,506	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	1,157,212	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	958,092	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	410,096	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	472,552	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	1,027,641	538,512	4,204,431	4,742,943	1,349,433	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,330,526	587,319	2,318,038	2,905,357	716,478	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	487,613	522,991	3,050,362	3,573,353	1,013,101	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	862,155	518,043	3,424,093	3,942,136	918,802	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	30,979	453,918	2,603,181	3,057,099	686,270	1998	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,409,102	642,427	2,152,639	2,795,066	498,346	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,657	830,953	3,863,405	4,694,358	218,655	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,560,142	925,671	5,538,172	6,463,843	1,024,755	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		3,175,219	704,800	3,006,382	3,711,182	951,877	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—	664,605		2,362,814	685,383	2,342,035	3,027,419	416,722	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,241,828	680,312	3,362,582	4,042,894	662,327	2003	40 yrs.
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,371,034	878,320	3,929,867	4,808,187	529,509	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	1,072,811	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,084,539	767,953	4,155,440	4,923,392	298,526	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,135,046	1,932,004	8,522,943	10,454,946	1,287,196	2004	40 yrs.
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	790,763	2004	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	587,603	2,583,667	18,056,282	20,639,949	1,772,310	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,841,420	2,583,216	20,039,102	22,622,318	2,031,969	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	65,322	1,435,301	6,453,115	7,888,416	543,837	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	572,022	1,457,286	7,403,806	8,861,092	625,097	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	576,378	1,445,807	8,510,400	9,956,207	576,967	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	777,653	1,570,863	6,061,826	7,632,689	436,743	2006	40 yrs.
851 Gills Drive	Orlando, FL	—	332,992	—	2,559,105	373,500	2,518,597	2,892,097	28,215	2006	40 yrs.
950 Gills Drive	Orlando, FL	—	443,989	—	2,496,959	464,800	2,476,148	2,940,948	28,432	2006	40 yrs.
1000 Gills Drive	Orlando, FL	—	415,906	—	2,700,326	435,400	2,680,832	3,116,232	36,577	2006	40 yrs.
8751 Skinner Court	Orlando, FL	—	1,009,532	—	5,452,988	1,075,437	5,387,083	6,462,520	50,479	2008	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,666	825,673	2,136,290	2,961,963	237,098	2005	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	15,252,548	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	7,807,092	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	989,840	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	14,379,278	347,892	14,598,666	14,946,558	917,104	2004	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,757,514	366,982	6,282,425	6,649,406	176,510	2006	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	4,222,270	4,765,172	14,775,144	19,540,317	224,278	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	3,624,432	3,761,587	11,955,552	15,717,139	175,068	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,167,338	1,911,045	4,120,898	6,031,943	127,251	2007	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,096,836	1,410,248	5,777,305	7,187,552	415,229	2007	40 yrs.
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	4,831,925	10,045,599	2,015,623	4,833,088	12,060,059	16,893,147	598,710	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	28,556	7,318,457	24,577,957	31,896,413	1,212,322	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,767,213	6,137	1,749,957	3,773,350	5,523,308	260,492	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	9,441	2,646,318	9,706,880	12,353,198	442,023	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	1,399,749	3,895,539	18,124,032	22,019,571	913,104	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	11,076	2,619,964	9,686,787	12,306,751	485,652	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	337,495	1,689,726	8,274,640	9,964,366	2,019,026	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,985,528	1,032,507	12,144,428	13,176,935	3,779,952	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,932,535	516,920	6,578,877	7,095,797	2,540,236	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,165,443	395,366	4,719,955	5,115,321	1,724,869	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	508,272	151,238	1,878,412	2,029,650	739,900	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	661,796	384,235	4,103,265	4,487,500	1,329,439	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	782,928	198,205	2,576,350	2,774,555	890,678	1978	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	536,220	1,934,438	11,488,723	13,423,161	3,263,618	1995	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,020,792	332,317	4,098,612	4,430,929	1,432,032	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	404,585	972,232	4,296,671	5,268,902	1,230,523	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	129,136	203,247	940,230	1,143,477	336,929	1990	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,780	203,247	1,213,873	1,417,120	427,797	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	34,991	203,247	846,085	1,049,332	246,654	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	422,912	1,157,049	5,043,868	6,200,917	1,436,541	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	206,898	392,138	1,772,685	2,164,823	519,497	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	195,253	359,933	1,632,369	1,992,302	453,566	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	119,530	164,413	775,463	939,875	280,108	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	275,029	310,178	1,513,953	1,824,131	442,398	1965	40 yrs.
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	496,232	2,009,136	15,422,421	17,431,557	5,304,579	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	93,935	659,456	4,929,945	5,589,401	1,673,276	1989	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	335,023	489,941	3,927,923	4,417,864	1,439,202	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	244,746	644,384	4,270,226	4,914,610	1,618,808	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	818,887	408,729	3,516,235	3,924,964	1,291,932	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	578,738	310,854	2,858,335	3,169,189	965,450	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,669,869	693,203	6,753,362	7,446,565	2,303,775	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,968,381	256,203	4,518,030	4,774,233	1,452,966	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,672,043	223,696	4,312,478	4,536,174	905,854	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,627,330	325,303	4,012,887	4,338,190	1,560,157	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	410,129	486,166	3,975,340	4,461,506	1,405,245	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	759,624	474,360	4,238,270	4,712,630	1,362,082	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	622,565	652,455	5,407,240	6,059,695	2,062,630	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,247,671	404,616	4,214,858	4,619,474	1,942,146	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	1,133,376	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,728,465	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	393,834	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,880,177	720,100	4,865,737	5,585,837	1,927,568	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,822,772	687,898	4,811,535	5,499,433	1,547,220	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	746,131	452,263	4,038,011	4,490,274	1,555,342	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,652,274	91,599	1,652,151	1,743,750	532,286	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	485,076	262,210	2,595,701	2,857,911	929,172	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	397,629	486,598	4,480,731	4,967,329	1,472,083	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,851,949	700,503	5,846,090	6,546,593	1,958,624	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,132,390	334,772	3,064,501	3,399,273	1,276,640	1999	40 yrs.
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,746	901,666	7,457,981	8,359,647	132,485	1997	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	896,060	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	3,132,138	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,411,249	1,456,084	8,197,637	9,653,721	1,688,941	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		6,030,738	1,072,797	6,581,554	7,654,350	1,369,827	2002	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,788,193	1,100,000	11,080,377	12,180,377	733,032	2005	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,606,286	2,079,643	7,235,178	9,314,821	772,257	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	1,076,495	810,743	8,348,182	9,158,925	849,550	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,391,680	1,280,662	13,440,146	14,720,808	1,107,762	2005	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	929,938	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,694,306	399,988	3,649,221	4,049,209	1,182,063	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,808,367	335,061	4,779,126	5,114,187	1,133,828	1999	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494		2,829,679	372,494	2,817,679	3,190,173	703,751	2001	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	2,337,940	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	21,261,491	2,487,293	21,258,647	23,745,940	896,554	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,209,197	794,848	6,344,194	7,139,041	531,978	2004	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,372,235	807,006	8,469,281	9,276,287	293,059	2006	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	106,552	558,251	2,278,454	2,836,705	703,684	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	1,244,345	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	7,393,483	5,100,791	31,612,809	36,713,600	1,335,884	2006	40 yrs.
13621 NW 12th Street	Sunrise, FL	—	5,570,820	16,794,539	(6,363,816)	5,570,820	10,430,723	16,001,543	519,716	2008	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	979,607	262,416	2,492,191	2,754,607	774,174	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	697,188	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,665,018	503,767	4,452,603	4,956,370	1,853,673	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	2,424,302	769,789	6,898,812	7,668,601	2,731,317	1986	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	660,118	359,540	2,121,968	2,481,508	865,380	1990	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	5,348,191	559,527	5,300,127	5,859,654	2,096,018	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,344,137	235,894	2,344,136	2,580,030	808,901	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,820,324	506,949	2,670,740	3,177,688	1,185,581	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,831,556	506,949	2,681,971	3,188,920	1,157,792	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	972,276	254,493	2,006,034	2,260,527	564,527	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,671,277	952,860	3,671,277	4,624,137	1,016,975	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,247,449	771,501	3,029,283	3,800,784	753,608	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,454,389	438,061	2,366,735	2,804,796	711,284	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,427,823	1,560,099	11,810,893	13,370,992	2,833,709	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,840,421	661,680	3,598,424	4,260,104	1,365,997	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,018,360	1,071,535	2,946,825	4,018,360	675,199	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,877,914	364,514	1,723,242	2,087,756	444,426	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,258,452	556,887	3,200,163	3,757,050	762,367	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	225,053	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		4,041,019	840,314	3,701,097	4,541,411	1,209,118	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,454,328	619,913	2,834,415	3,454,328	580,188	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,361,805	716,594	2,645,211	3,361,805	790,285	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,840,466	686,594	2,153,872	2,840,466	516,379	2002	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	184,387	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	324,144	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	601,264	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,964,055	899,284	3,557,092	4,456,375	898,192	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,267,109	978,019	3,826,284	4,804,303	641,478	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,670,597	933,362	3,067,332	4,000,694	545,939	2005	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,736	628,237	2,788,270	3,416,507	268,040	2006	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,972	1,181,609	4,767,905	5,949,513	547,200	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	77,765	3,167,958	19,203,913	22,371,871	1,748,139	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	901,647	3,166,300	19,637,050	22,803,350	1,772,264	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	540,212	4,304,102	24,228,389	28,532,491	2,826,951	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	165,447	3,344,090	18,490,866	21,834,956	1,449,600	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	369,184	2,050,548	11,542,083	13,592,631	1,060,574	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	115,828	548,905	2,357,455	2,906,360	183,337	2006	40 yrs.
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,305,840	486,004	3,270,276	3,756,280	50,077	2007	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	1,008,256	1,408,478	6,255,502	7,663,980	2,120,396	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	721,718	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	474,519	399,088	3,343,353	3,742,441	1,186,541	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	658,168	513,263	3,888,408	4,401,670	1,147,345	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	680,703	1996	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,014,938	2,295,090	12,094,749	14,389,840	343,685	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	9,823,105	901,968	9,999,811	10,901,779	629,464	2005	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,382,128	953,590	7,524,870	8,478,460	2,279,614	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,420,159	1,116,693	8,190,639	9,307,332	2,528,604	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,504,070	965,177	8,232,787	9,197,965	2,598,564	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	529,968	891,753	4,137,858	5,029,610	1,296,159	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	238,683	371,694	2,346,780	2,718,474	745,517	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	2,158,112	700,564	11,750,381	12,450,945	3,807,303	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	824,754	474,746	3,486,743	3,961,488	609,881	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	49,877	464,246	2,731,132	3,195,378	683,120	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	3,593,981	5,539,281	19,770,532	25,309,813	3,971,913	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,571,199	11,636,499	28,222,255	39,858,754	6,286,378	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,762,512	5,223,660	9,754,519	14,978,179	3,122,508	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—	500,565	1,591,678	648,026	505,972	2,234,297	2,740,269	269,360	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—	660,068	4,640,578	87,815	663,766	4,724,696	5,388,462	418,716	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	104,569	350,008	2,160,190	2,510,198	187,134	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	438,609	845,846	7,247,634	8,093,480	2,098,749	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	869,826	664,899	6,222,236	6,887,135	1,935,854	1988	40 yrs.
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	1,606,158	1,735,012	6,771,146	8,506,158	2,625,718	1988	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	16,686,576	3,964,227	12,722,349	16,686,576	538,112	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	2,899,426	1,050,098	7,522,820	8,572,918	693,039	2006	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	13,108,043	3,651,552	9,456,491	13,108,043	458,779	2006	40 yrs.
Liberty Square	West Malling, UK	—	—	—	330,317	—	330,317	330,317	(157)	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	530,944	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	10,283,324	1,385,739	10,177,420	11,563,158	2,818,147	2002	40 yrs.

Subtotal Operating Real Estate		$73,031,582	$739,850,862	$1,806,581,935	$2,527,084,867	$813,396,833	$4,260,120,830	$5,073,517,664	$982,114,170

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
DEVELOPMENT PROPERTIES
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	18,111,076	—	20,541,076	20,541,076	—	2007	N/A
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	33,267,256	—	42,019,964	42,019,964	—	2007	N/A
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	8,699,711	—	10,227,014	10,227,014	—	2006	N/A
11841 Newgate Boulevard	Hagerstown, MD	—	3,356,207	—	24,227,728	—	27,583,935	27,583,935	—	2008	N/A
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	7,629,724	—	9,874,911	9,874,911	—	2004	N/A
4700 Nathan Lane N — Expansion	Minneapolis, MN	—	—	—	437,333	—	437,333	437,333	—	2008	N/A
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	14,345,267	—	20,549,674	20,549,674	—	2007	N/A
27th Street	Oak Creek, WI	—	348,280	—	3,696,508	—	4,044,788	4,044,788	—	2007	N/A
Corporate Preserve Drive	Oak Creek, WI	—	516,016	—	3,873,031	—	4,389,047	4,389,047	—	2007	N/A
201 Summit Park Drive	Orlando, FL	—	1,009,532	—	10,583,667	—	11,593,199	11,593,199	—	2008	N/A
4300 South 26th Street	Philadelphia, PA		—	—	27,848,311	—	27,848,311	27,848,311	—	2008	N/A
3 Crescent Drive	Philadelphia, PA	—	214,726	—	14,404,565	—	14,619,291	14,619,291	—	2008	N/A
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	4,650,492	—	11,189,801	11,189,801	—	2007	N/A
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	3,791,364	—	9,172,336	9,172,336	—	2007	N/A
3901 Westerre Parkway	Richmond, VA	—	634,231	—	11,511,294	—	12,145,525	12,145,525	—	2003	N/A
540 Eastpark Court	Richmond, VA	—	742,300	—	4,677,279	—	5,419,579	5,419,579	—	2007	N/A
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	12,353,851	—	13,807,218	13,807,218	—	2006	N/A

Subtotal Development in Progress		$—	$41,354,546	$—	$204,108,454	$—	$245,463,000	$245,463,000	$—

LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008

					Costs
					Capitalized						Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	—	12,052,635	—	274,379	12,327,014	—	12,327,014	—	2000	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	6,444	5,803,111	—	5,803,111	—	2005	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	2001	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	3,701	2,055,331	—	2,055,331	—	1997	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,216,158	20,073,714	—	20,073,714	—	2005	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,895,957	3,460,492	—	3,460,492	—	2008	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325	—	705,094	2,013,419	—	2,013,419	—	2007	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,562,592	5,860,084	—	5,860,084	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,334,639	13,824,225	—	13,824,225	—	1999	N/A
Lakefront Plaza II Land	Hampton, VA	229,953	138,101	—	101,061	239,162	—	239,162	—	2007	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	439,543	3,810,727	—	3,810,727	—	2007	N/A
Mendenhall Land	High Point, NC	—	1,757,675	—	1,645,453	3,403,128	—	3,403,128	—	1998	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	757,687	1,670,963	—	1,670,963	—	1995	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	1998	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634	—	13,656	1,086,290	—	1,086,290	—	2006	N/A
Central Green Land — Tract 5	Houston, TX	—	4,169,183	—	580,110	4,749,293	—	4,749,293	—	2000	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	14,369	2,491,261	—	2,491,261	—	1995	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	94,054	5,850,919	—	5,850,919	—	1996	N/A
Hollister Beltway 8 Land	Houston, TX	—	6,282,232	—	88,510	6,370,741	—	6,370,741	—	2006	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690	—	1,173	2,041,863	—	2,041,863	—	2007	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	82,345	538,614	—	538,614	—	1987	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	2007	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,304	580,212	—	580,212	—	2006	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337	—	198,904	1,601,241	—	1,601,241	—	2005	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,230,516	3,526,306	—	3,526,306	—	2008	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	158,922	4,312,870	—	4,312,870	—	2000	N/A
Kent County, UK	Kent County, UK	—	—	—	14,577,381	14,577,381	—	14,577,381	—	1999	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	671,146	1,463,264	—	1,463,264	—	1998	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	5,850,801	10,625,795	—	10,625,795	—	2007	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032	—	2,230,261	3,520,293	—	3,520,293	—	2006	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,926	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,685,212	4,854,444	—	4,854,444	—	2001	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	—	365,230	—	365,230	—	2006	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,792,286	—	4,147,633	8,939,919	—	8,939,919	—	2007	N/A
Cotton Center Land	Phoenix, AZ	—	4,449,689	—	40	4,449,729	—	4,449,729	—	1997	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	2006	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1998	N/A
IRS Distribution Ctr Land	Richmond, VA	—	12,981	—	—	12,981	—	12,981	—	2007	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	19,354	167,668	—	167,668	—	2007	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2001	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	2,562,070	10,884,757	—	10,884,757	—	2005	N/A
Bridgeway II Land	Suffolk, VA	—	603,391	—	2,022,814	2,626,205	—	2,626,205	—	1995	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	675,966	3,391,680	—	3,391,680	—	2005	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,500	210,635	—	210,635	—	2005	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826	—	1,125,564	11,484,390	—	11,484,390		2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	308,575	2,303,950	—	2,303,950	—	2007	N/A

Subtotal Land Held for Development		$229,953	$150,902,343	$—	$58,648,168	$209,550,512	$—	$209,550,512	$—

Total All Properties		$73,261,535	$932,107,751	$1,806,581,935	$2,789,841,489	$1,022,947,345	$4,505,583,831	$5,528,531,176	$982,114,170

*	Denotes property is collateralized under mortgages with American General, USG Annuity and Life, Metropolitan Life and LaSalle Bank totaling $122.4 million.

SCHEDULE III
LIBERTY PROPERTY TRUST
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2008	2007	2006
REAL ESTATE:
Balance at beginning of year	$5,765,409	$5,101,280	$4,649,302
Additions	330,371	939,322	820,012
Disposition of property	(567,248)	(275,193)	(368,034)

Balance at end of year	$5,528,532	$5,765,409	$5,101,280

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$858,671	$782,750	$712,786
Depreciation expense	140,925	126,852	120,947
Disposition of property	(17,482)	(50,931)	(50,983)

Balance at end of year	$982,114	$858,671	$782,750

Management’s Annual Report on Internal Control Over Financial Reporting
To the Partners of Liberty Property Limited Partnership:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management regarding the preparation and fair presentation of published financial statements.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal controls over financial reporting, which is included in this Annual Report on Form 10-K.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited Liberty Property Limited Partnership’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Liberty Property Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Liberty Property Limited Partnership and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009

Report of Independent Registered Public Accounting Firm
The Partners of Liberty Property Limited Partnership
We have audited the accompanying consolidated balance sheets of Liberty Property Limited Partnership (the “Operating Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Property Limited Partnership at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Property Limited Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009

CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	December 31,
	2008	2007
ASSETS
Real estate:
Land and land improvements	$813,397	$792,991
Buildings and improvements	4,260,121	4,408,309
Less accumulated depreciation	(982,114)	(858,671)

Operating real estate	4,091,404	4,342,629

Development in progress	245,463	316,985
Land held for development	209,551	247,124

Net real estate	4,546,418	4,906,738

Cash and cash equivalents	15,794	37,989
Restricted cash	39,726	34,567
Accounts receivable, net	12,985	15,908
Deferred rent receivable	85,352	79,720
Deferred financing and leasing costs, net	134,029	144,295
Investments in and advances to unconsolidated joint ventures	266,602	278,383
Assets held for sale	33,662	36,908
Prepaid expenses and other assets	82,467	109,429

Total assets	$5,217,035	$5,643,937

LIABILITIES
Mortgage loans	$198,560	$243,169
Unsecured notes	2,131,607	2,155,000
Credit facility	260,000	622,960
Accounts payable	32,481	44,666
Accrued interest	36,474	39,725
Distributions payable	48,858	59,849
Other liabilities	182,549	268,926

Total liabilities	2,890,529	3,434,295

Minority interest	1,130	517

OWNERS’ EQUITY
General partner’s equity — common units	1,956,735	1,837,021
Limited partners’ equity — preferred units	287,959	287,960
— common units	80,682	84,144

Total owners’ equity	2,325,376	2,209,125

Total liabilities and owners’ equity	$5,217,035	$5,643,937

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUE
Rental	$520,301	$480,107	$426,874
Operating expense reimbursement	228,219	206,724	180,688

Total operating revenue	748,520	686,831	607,562

OPERATING EXPENSES
Rental property	152,786	143,646	122,826
Real estate taxes	86,320	72,563	64,590
General and administrative	54,378	54,249	46,332
Depreciation and amortization	173,097	155,616	132,106

Total operating expenses	466,581	426,074	365,854

Operating income	281,939	260,757	241,708

OTHER INCOME (EXPENSE)

Interest and other income	13,508	11,727	8,693
Debt extinguishment gain	2,521	—	—
Interest expense	(155,675)	(127,058)	(109,482)

Total other income(expense)	(139,646)	(115,331)	(100,789)

Income before property dispositions, income taxes, minority interest and equity in (loss) earnings of unconsolidated joint ventures	142,293	145,426	140,919

Gain on property dispositions	10,572	1,463	17,628
Income taxes	(1,645)	709	(288)
Minority interest	(483)	(101)	7
Equity in earnings (loss) of unconsolidated joint ventures	2,805	(226)	1,432

Income from continuing operations	153,542	147,271	159,698

Discontinued operations (including net gain on property dispositions of $23,519, $33,611 and $112,620 for the years ended December 31, 2008, 2007 and 2006, respectively)	26,081	42,938	132,352

Net income	179,623	190,209	292,050
Preferred unit distributions	21,012	17,126	13,691
Excess of preferred unit redemption over carrying amount	—	696	—

Income available to common unitholders	$158,611	$172,387	$278,359

Earnings per common unit
Basic:
Income from continuing operations	$1.35	$1.36	$1.56
Income from discontinued operations	0.27	0.45	1.42

Income per common unit — basic	$1.62	$1.81	$2.98

Diluted:
Income from continuing operations	$1.35	$1.35	$1.55
Income from discontinued operations	0.27	0.45	1.40

Income per common unit — diluted	$1.62	$1.80	$2.95

Weighted average number of common units outstanding
Basic	97,814	95,375	93,208
Diluted	97,994	95,993	94,387
See accompanying notes.

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	General	Limited	Total
	Partner’s	Partners’	Owners’
	Equity	Equity	Equity
Balance at January 1, 2006	$1,709,182	$252,726	$1,961,908
Contributions from partners	107,338	(14,067)	93,271
Distributions to partners	(221,907)	(23,129)	(245,036)
Issuance of operating partnership units	—	56,302	56,302
Foreign currency translation adjustment	10,417	—	10,417
Net income	266,574	25,476	292,050

Balance at December 31, 2006	1,871,604	297,308	2,168,912
Contributions from partners	77,740	753	78,493
Distributions to partners	(278,209)	(27,640)	(305,849)
Issuance of operating partnership units	—	99,958	99,958
Redemption of operating partnership units	—	(23,653)	(23,653)
Foreign currency translation adjustment	1,055	—	1,055
Net income	164,831	25,378	190,209

Balance at December 31, 2007	1,837,021	372,104	2,209,125
Contributions from partners	215,551	—	215,551
Distributions to partners	(221,023)	(31,144)	(252,167)
Foreign currency translation adjustment	(26,756)	—	(26,756)
Net income	151,942	27,681	179,623

Balance at December 31, 2008	$1,956,735	$368,641	$2,325,376

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$179,623	$190,209	$292,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,236	163,665	151,966
Amortization of deferred financing costs	4,429	4,137	4,244
Equity in loss (earnings) of unconsolidated joint ventures	(2,805)	226	(1,432)
Distributions from unconsolidated joint ventures	1,660	3,550	5,692
Minority interest in net income	483	101	(7)
Gain on property dispositions	(34,091)	(35,074)	(130,248)
Noncash compensation	9,152	8,128	6,212
Changes in operating assets and liabilities:
Restricted cash	(10,903)	26,211	(21,692)
Accounts receivable	(4,277)	4,634	(6,879)
Deferred rent receivable	(13,482)	(13,455)	924
Prepaid expenses and other assets	(26,326)	(14,145)	(14,394)
Accounts payable	(10,913)	3,974	7,648
Accrued interest	(3,251)	3,428	1,405
Other liabilities	3,935	1,163	29,084

Net cash provided by operating activities	268,470	346,752	324,573

INVESTING ACTIVITIES
Investment in properties	(60,078)	(307,846)	(372,610)
Cash paid for business, net of cash acquired	—	(626,007)	—
Investments in and advances to unconsolidated joint ventures	58,250	(227,385)	(6,239)
Net proceeds from disposition of properties/land	382,956	996,474	492,548
Investment in development in progress	(247,393)	(417,877)	(339,631)
Increase in land held for development	(47,857)	(137,051)	(79,976)
Increase in deferred leasing costs	(33,325)	(39,232)	(29,034)

Net cash provided by (used in) investing activities	52,553	(758,924)	(334,942)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable	—	415,063	—
Redemption of notes payable	—	(415,063)	—
Net proceeds from issuance of unsecured notes	—	446,205	295,393
Repayment of unsecured notes	(23,393)	(250,000)	(100,000)
Proceeds from mortgage loans	2,667	—	—
Repayments of mortgage loans	(46,452)	(16,365)	(56,406)
Proceeds from credit facility	572,300	1,363,050	725,025
Repayments on credit facility	(782,300)	(987,050)	(733,515)
Increase in deferred financing costs	(33)	(1,224)	(1,635)
Capital contributions	206,349	170,313	113,348
Distributions to partners	(262,973)	(328,607)	(242,537)

Net cash (used in) provided by financing activities	(333,835)	396,322	(327)

Decrease in cash and cash equivalents	(12,812)	(15,850)	(10,696)
(Decrease) increase in cash and cash equivalents related to foreign currency translation	(9,383)	102	2,804
Cash and cash equivalents at beginning of year	37,989	53,737	61,629

Cash and cash equivalents at end of year	$15,794	$37,989	$53,737

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Write-off of fully depreciated property and deferred costs	$31,421	$102,902	$87,424
Issuance of operating partnership common units	—	—	30,000
Acquisition of properties	—	(73,556)	(3,066)
Assumption of mortgage loans	—	73,556	3,066
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
1. ORGANIZATION
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by its subsidiary, Liberty Property Limited Partnership, a Pennsylvania limited partnership (the “Operating Partnership” and, together with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.0% of the common equity of the Operating Partnership at December 31, 2008. The Company provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom.
All square footage amounts are unaudited.
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
Real Estate and Depreciation
The properties are recorded at cost and are depreciated using the straight line method over their estimated useful lives. The estimated lives are as follows:

Building and Improvements	40 years (blended)
Capital improvements	15 — 20 years
Equipment	5 — 10 years
Tenant improvements	Term of the related lease
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
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate acquired to land, building and improvements and intangibles based on the relative fair value of each component. The value ascribed to in-place leases is based on the rental rates for the existing leases compared to market rent for leases of similar terms and present valuing the difference based on market interest rates. Origination values are also assigned to in-place leases, and, where appropriate, value is assigned to customer relationships. The Company depreciates the amounts allocated to building and improvements over 40 years and the amounts allocated to intangibles relating to in-place leases, which are included in deferred financing and leasing costs and other liabilities in the accompanying consolidated balance sheets, over the remaining term of the related leases.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.
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
Accounts Receivable/Deferred Rent Receivable
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
The allowance for doubtful accounts at December 31, 2008 and 2007 was $8.5 million and $6.0 million, respectively.
Goodwill
Goodwill represents the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under SFAS No. 141, “Business Combinations”. Pursuant to SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”) goodwill is not amortized to expense but rather is analyzed for impairment. In conjunction with the purchase of Republic, goodwill of $15.3 million was recorded. The goodwill is assigned to the Northern Virginia/Washington, D.C. operation (“reporting unit”) which is part of the Philadelphia reportable segment and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company assesses goodwill for impairment annually in November and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. No impairment losses were recognized during the years ended December 31, 2008 or 2007.
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
Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Staff Accounting Bulletin 104 when the following conditions are met:
a)	the termination agreement is executed,

b)	the termination fee is determinable,

c)	all landlord services pursuant to the terminated lease have been rendered, and

d)	collectability of the termination fee is assured.
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
Income per Common Unit The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Units	Per	Income	Units	Per
	(Numerator)	(Denominator)	Unit	(Numerator)	(Denominator)	Unit
Income from continuing operations	$153,542			$147,271
Less: Preferred unit distributions	(21,012)			(17,126)
Excess of preferred unit redemption over carrying amount	—			(696)

Basic income from continuing operations
Income from continuing operations available to common unitholders	132,530	97,814	$1.35	129,449	95,375	$1.36

Dilutive units for long-term compensation plans	—	180		—	618

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	132,530	97,994	$1.35	129,449	95,993	$1.35

Basic income from discontinued operations
Discontinued operations	26,081	97,814	$0.27	42,938	95,375	$0.45

Dilutive units for long-term compensation plans	—	180		—	618

Diluted income from discontinued operations
Discontinued operations	26,081	97,994	$0.27	42,938	95,993	$0.45

Basic income per common unit
Income available to common unitholders	158,611	97,814	$1.62	172,387	95,375	$1.81

Dilutive units for long-term compensation plans	—	180		—	618

Diluted income per common unit
Income available to common unitholders and assumed conversions	$158,611	97,994	$1.62	$172,387	95,993	$1.80

	2006
		Weighted
		Average
	Income	Units	Per
	(Numerator)	(Denominator)	Unit
Income from continuing operations	$159,698
Less: Preferred unit distributions	(13,691)

Basic income from continuing operations
Income from continuing operations available to common unitholders	146,007	93,208	$1.56

Dilutive units for long-term compensation plans	—	1,179

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	146,007	94,387	$1.55

Basic income from discontinued operations
Discontinued operations	132,352	93,208	$1.42

Dilutive units for long-term compensation plans	—	1,179

Diluted income from discontinued operations
Discontinued operations	132,352	94,387	$1.40

Basic income per common unit
Income available to common unitholders	278,359	93,208	$2.98

Dilutive units for long-term compensation plans	—	1,179

Diluted income per common unit
Income available to common unitholders and assumed Conversions	$278,359	94,387	$2.95

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued interest, distributions payable and other liabilities are reasonable estimates of fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, which is based on estimates by management and on rates quoted on December 31, 2008 for comparable loans, is less than the aggregate carrying value by approximately $713.1 million at December 31, 2008.
Income Taxes
In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Operating Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. However, the Company is taxed in certain states, the United Kingdom and Luxembourg. Accordingly, the Company has recognized federal, state, local and foreign taxes in accordance with US GAAP, as applicable.
In July 2006 the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no uncertain tax positions were identified which would result in the recording of a liability for unrecognized tax benefits, and correspondingly no benefit recognition was identified that would affect the effective tax rate. Additionally, there are no possibly significant unrecognized tax benefits which are reasonably expected to occur within the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in other expense. There are no interest and penalties deducted in the current period and no interest and penalties accrued at December 31, 2008 and December 31, 2007.
Certain of the Company’s taxable REIT subsidiaries have net operating loss carryforwards available of approximately $19.3 million. These carryforwards begin to expire in 2018. The Company has considered estimated future taxable income and have determined that a valuation allowance for the full carrying value of net operating loss carryforwards is appropriate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, certain state and local jurisdictions, the United Kingdom and Luxembourg. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or United Kingdom and Luxembourg examinations by tax authorities for years before 2005.

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity-common units. Other comprehensive (loss) income was ($26.8) million, $1.1 million and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units.
Recently Issued Accounting Standards
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under US GAAP and expands disclosures about fair value measurements. The hierarchy is measured in three levels based on the reliability of inputs:
Level 1- Valuations based on quoted prices in active markets for identical assets or liabilities in a market that the Company has the ability to access.
Level 2- Valuations based on quoted prices for similar assets or liabilities, or inputs that are observable, either directly or indirectly, through corroboration with observable market data.
Level 3- Valuations derived from other valuation methodologies, including pricing models, discounted cash flow models, and similar techniques. Level 3 valuations incorporate certain assumptions and projections that are not directly observable in the market and significant professional judgment in determining the fair value assigned to such assets or liabilities.
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
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are considered equity and thus the Company’s practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the statement of operations of the attribution of that income between controlling and noncontrolling interests. Finally, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective on January 1, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
FSP EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
3. REAL ESTATE
The Company owns and operates industrial and office properties located principally in suburban mixed-use developments or business parks. The carrying value of these properties by type as of December 31, 2008 and 2007 is as follows (in thousands):

	Land	Buildings
	And Land	And		Accumulated
	Improvements	Improvements	Total	Depreciation
2008
Industrial properties	$361,911	$1,831,862	$2,193,773	$433,904
Office properties	451,486	2,428,259	2,879,745	548,210

2008 Total	$813,397	$4,260,121	$5,073,518	$982,114

2007
Industrial properties	$337,675	$1,717,500	$2,055,175	$382,241
Office properties	455,316	2,690,809	3,146,125	476,430

2007 Total	$792,991	$4,408,309	$5,201,300	$858,671

Depreciation expense was $147.2 million in 2008, $135.4 million in 2007 and $124.9 million in 2006.
As of December 31, 2008, the Company had commenced development on 17 properties, which upon completion are expected to comprise 3.2 million square feet of leaseable space. As of December 31, 2008, $245.5 million had been expended for the development of these projects and an additional $128.1 million is estimated to be required for completion.
Additionally, unconsolidated joint ventures in which the Company had an interest had commenced development on four properties, which upon completion are expected to comprise 1.4 million square feet of leaseable space. As of December 31, 2008, $135.3 million had been expended for the development of these projects and an additional $51.1 million is estimated to be required for completion.
Information on the operating properties the Company sold during the years ended December 31, 2008 and 2007 is as follows:
2008 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	2	166,160	$33,557
New Jersey	5	159,989	15,100
Midwest	3	125,876	9,420
Mid-Atlantic	2	129,150	16,650
Florida	1	83,583	5,300

Total	13	664,758	$80,027

2007 Sales

	Number of	Leaseable
Segment	Buildings	Square Feet	Gross Proceeds
			(in thousands)
Northeast
Southeastern PA	1	141,714	$8,650
Lehigh/Central PA	1	289,800	13,775
Midwest	60	4,257,477	317,600
Mid-Atlantic	6	399,258	21,363
Florida	2	152,219	8,152

Total	70	5,240,468	$369,540

In addition, in 2008, the Company recognized the sale of the 1.25 million square foot Comcast Center to an unconsolidated joint venture. At the time of the sale, 968,000 leaseable square feet were in service and 282,000 square feet were under development. The gross proceeds from the sale were $512 million. See Note 4 below.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Listed below are the unconsolidated joint ventures in which the Company has a noncontrolling interest. The Company receives fees from these joint ventures for services it provides. These services include property management, leasing, development and administration. These fees are included in interest and other income in the accompanying consolidated statements of operations. The Company may also receive a promoted interest if certain return thresholds are met.
Liberty Venture I, LP
The Company has a 25% interest in Liberty Venture I, LP, an entity engaged in the ownership of industrial properties in New Jersey.
As of December 31, 2008, the joint venture owned 24 industrial properties totaling 3.1 million square feet and 43 acres of developable land, as well as a development property that, when completed, is expected to contain an additional 225,000 square feet of leaseable space. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers payments under the guarantee unlikely.
The Company recognized $1.5 million, $802,000 and $634,000 in fees for services during the years ended December 31, 2008, 2007 and 2006, respectively.
Kings Hill Unit Trust
The Company has a 20% interest in Kings Hill Unit Trust, an entity engaged in the ownership of office and industrial properties in the County of Kent, United Kingdom.
As of December 31, 2008, the joint venture owned 10 office properties and five industrial properties totaling 536,000 square feet.
The Company holds a $4.1 million note receivable from Kings Hill Unit Trust. The note receivable bears interest at a 9% rate and is due in December 2010.
Income from fees and interest was $764,000, $1.6 million and $1.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Liberty/Commerz 1701 JFK Boulevard, LP
On April 13, 2006, the Company entered into a joint venture pursuant to which it sold an 80% interest in the equity of Comcast Center, a 1.25 million square foot office tower the Company was then developing in Philadelphia, Pennsylvania. The transaction valued the property at $512 million. Upon signing the joint venture agreement and through March 30, 2008, the criteria for sale recognition in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate” (“SFAS No. 66”) had not been met and the transaction was accounted for as a financing arrangement.

On March 31, 2008, a $324 million, ten-year secured financing at a 6.15% interest rate for Comcast Center was funded. The proceeds from this financing were used to pay down outstanding borrowings on the Company’s credit facility.
On March 31, 2008, all conditions for sale treatment as outlined in SFAS No. 66 were satisfied and the Company recognized the sale of Comcast Center to an unconsolidated joint venture. Profit on the transaction was deferred until the costs of the project could be reasonably estimated. Profit on the sale of $6.6 million was recognized in the fourth quarter of 2008.
As of December 31, 2008, the Company had a $15.1 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures the Company’s consolidated balance sheets.
The Company recognized $883,000 in fees for services during the year ended December 31, 2008.
Liberty Illinois, LP
On April 25, 2006, the Company entered into a joint venture (“Liberty Illinois, LP”) with the New York State Common Retirement Fund, selling a 75% equity interest in six industrial properties totaling 2.1 million square feet and 104 acres of developable land. The joint venture valued the buildings and land at $125.0 million.
As of December 31, 2008, the joint venture owned 14 industrial properties totaling 4.6 million square feet and 364 acres of developable land, as well as a development property that, when completed, is expected to contain an additional 464,000 square feet of leaseable space. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers payments under the guarantee unlikely.
The Company recognized $1.2 million, $791,000 and $777,000 in fees for services during the years ended December 31, 2008, 2007 and 2006, respectively.
Blythe Valley JV Sarl
On September 10, 2007, the Company entered into a joint venture to acquire Blythe Valley Park, West Midlands, UK for $325 million. The park consists of 491,000 square feet of office properties and 98 acres of developable land. The Company holds a $5.2 million note receivable from Blythe Valley JV Sarl and has a 20% interest in the joint venture. The note receivable bears interest at a 10% rate and is due in December 2017.
The Company recognized $909,000 and $446,000 in fees for services during the years ended December 31, 2008 and 2007, respectively.
Liberty Washington, LP
On October 4, 2007, the Company acquired Republic Property Trust (“Republic Acquisition”), a Maryland real estate investment trust and Republic Property Limited Partnership, a Delaware limited partnership and Republic’s operating partnership (together, “Republic”) for $916 million. The acquisition of Republic was completed through the merger of Republic with a wholly owned subsidiary of the Company and the merger of Republic’s operating partnership with the Company’s Operating Partnership. Republic operated a portfolio consisting of 2.4 million square feet of office space, six acres of developable land, and a redevelopment property that, when completed, is expected to contain an additional 176,000 square feet of office space in the Northern Virginia and Washington, D.C. markets. The Company has guaranteed cost overruns in excess of the approved project budget for the development property. The Company considers payments under the guarantee unlikely.
Concurrently, the Company formed a joint venture with New York State Common Retirement Fund to own and manage the Republic portfolio (“Republic Disposition”). The joint venture, in which the Company holds a 25% interest, purchased the Republic real estate assets for $900 million. The acquisition of Republic resulted in the Company recording $16 million in goodwill and other intangibles.
The Company had a $59.5 million note receivable from Liberty Washington, LP that was repaid in 2008.
The Company recognized $5.6 million and $2.1 million in interest and fees for services during the year ended December 31, 2008 and 2007, respectively.

Other Joint Ventures
As of December 31, 2008, the Company has a 50% ownership interest in three additional unconsolidated joint ventures. One of these joint ventures has three operating properties and investments in a property under development and land held for development. For the development project, the Company has guaranteed cost overruns in excess of the approved project budget. The Company considers payments under the guarantee unlikely. One of these joint ventures has one operating property, an investment in land held for development and a leasehold interest. The other joint venture has a leasehold interest and does not operate or own operating properties.
The Company’s share of each of the joint venture’s earnings is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.
The condensed balance sheets as of December 31, 2008 and 2007 and statements of operations for Liberty Venture I, LP, Kings Hill Unit Trust, Liberty Illinois, LP, Blythe Valley JV Sarl, Liberty Washington, LP, Liberty Commerz 1701 JFK Boulevard, LP and other unconsolidated joint ventures for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):
Balance Sheets:

	December 31, 2008
	Liberty			Blythe		Liberty Commerz
	Venture I,	Kings Hill	Liberty	Valley JV	Liberty	1701 JFK
	LP	Unit Trust	Illinois, LP	Sarl	Washington, LP	Boulevard, LP	Other	Total
Real estate assets	$119,523	$170,521	$227,318	$189,256	$804,587	$492,189	$57,933	$2,061,327
Accumulated depreciation	(16,285)	(8,971)	(12,436)	(5,301)	(28,515)	(14,013)	(790)	(86,311)

Real estate assets, net	103,238	161,550	214,882	183,955	776,072	478,176	57,143	1,975,016

Development in progress	9,948	—	16,252	—	101,653	—	7,524	135,377
Land held for development	2,733	—	42,338	42,668	7,859	—	14,435	110,033
Other assets	13,585	10,481	9,506	10,353	58,485	65,495	31,654	199,559

Total assets	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Debt	$82,813	$138,634	$145,504	$180,004	$350,121	$324,000	$38,830	$1,259,906
Other liabilities	2,168	38,112	7,481	37,899	40,919	32,362	19,764	178,705
Equity	44,523	(4,715)	129,993	19,073	553,029	187,309	52,162	981,374

Total liabilities and equity	$129,504	$172,031	$282,978	$236,976	$944,069	$543,671	$110,756	$2,419,985

Company’s net investment in unconsolidated joint ventures (1)	$10,355	$3,415	$26,583	$9,129	$138,102	$50,899	$28,119	$266,602

	December 31, 2007
						Liberty
				Blythe	Liberty	Commerz 1701
	Liberty	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	Venture I, LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Real estate assets	$118,030	$231,399	$225,405	$267,488	$802,146	$—	$14,586	$1,659,054
Accumulated depreciation	(13,115)	(8,385)	(6,533)	(2,004)	(5,746)	—	(60)	(35,843)

Real estate assets, net	104,915	223,014	218,872	265,484	796,400	—	14,526	1,623,211

Development in progress	—	—	—	—	76,483	—	40,694	117,177
Land held for development	2,733	—	41,008	48,712	7,859	—	28,201	128,513
Other assets	24,185	17,551	11,871	18,716	54,684	—	15,513	142,520

Total assets	$131,833	$240,565	$271,751	$332,912	$935,426	$—	$98,934	$2,011,421

Debt	$81,216	$188,765	$145,400	$251,654	$339,120	$—	$43,249	$1,049,404
Other liabilities	2,830	50,656	3,677	40,399	43,491	—	3,834	144,887
Equity	47,787	1,144	122,674	40,859	552,815	—	51,851	817,130

Total liabilities and equity	$131,833	$240,565	$271,751	$332,912	$935,426	$—	$98,934	$2,011,421

Company’s net investment in unconsolidated joint ventures (1)	$11,352	$6,002	$24,729	$11,773	$197,622	$—	$26,905	$278,383

(1)	Differences between the Company’s net investment in unconsolidated joint ventures and its underlying equity in the net assets of the venture is primarily a result of the deferral of gains associated with the sales of properties to joint ventures in which the Company retains an ownership interest and loans made to the joint ventures by the Company. Deferred gains are amortized to equity in earnings (loss) of joint ventures over the average estimated useful lives of the assets sold.
Statements of Operations:

	Year Ended December 31, 2008
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$19,075	$18,057	$22,811	$15,386	$76,552	$43,607	$3,056	$198,544

Operating expense	7,074	2,490	7,003	2,377	24,440	15,080	709	59,173

	12,001	15,567	15,808	13,009	52,112	28,527	2,347	139,371

Interest	(4,522)	(9,900)	(7,833)	(14,253)	(17,670)	(15,454)	(2,057)	(71,689)
Depreciation and amortization	(4,162)	(5,272)	(7,378)	(5,911)	(34,951)	(10,941)	(862)	(69,477)
Other income/(expense)	2,473	(924)	195	(467)	722	191	(96)	2,094
Gain on sale	(3)	—	—	—	—	—	102	99

Net income (loss)	$5,787	$(529)	$792	$(7,622)	$213	$2,323	$(566)	$398

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,645	$167	$549	$(1,370)	$1,288	$685	$(159)	$2,805

	Year Ended December 31, 2007
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$18,457	$19,696	$17,360	$5,920	$18,203	$—	$397	$80,033
Operating expense	5,807	2,374	4,433	5,265	4,273	—	131	22,283

	12,650	17,322	12,927	655	13,930	—	266	57,750

Interest	(4,240)	(14,583)	(6,297)	(6,009)	(4,299)	—	(253)	(35,681)
Depreciation and amortization	(4,228)	(7,058)	(6,316)	(2,201)	(8,969)	—	(70)	(28,842)
Other income/(expense)	(76)	(645)	(266)	(220)	(1,337)	—	359	(2,185)
Gain on sale	524	—	—	—	—	—	867	1,391

Net income (loss)	$4,630	$(4,964)	$48	$(7,775)	$(675)	$—	$1,169	$(7,567)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,320	$(732)	$399	$(1,514)	$(232)	$—	$533	$(226)

	Year Ended December 31, 2006
						Liberty
	Liberty			Blythe	Liberty	Commerz 1701
	Venture I,	Kings Hill	Liberty	Valley JV	Washington,	JFK Boulevard,
	LP	Unit Trust	Illinois, LP	Sarl	LP	LP	Other	Total
Total revenue	$18,395	$18,183	$7,471	$—	$—	$—	$—	$44,049
Operating expense	5,364	2,181	1,833	—	—	—	171	9,549

	13,031	16,002	5,638	—	—	—	(171)	34,500

Interest	(4,501)	(13,455)	(2,527)	—	—	—	—	(20,483)
Depreciation and amortization	(4,544)	(6,267)	(2,502)	—	—	—	—	(13,313)
Other income/(expense)	(127)	(604)	5	—	—	—	392	(334)
Gain on sale	2,644	—	—	—	—	—	138	2,782

Net income (loss)	$6,503	$(4,324)	$614	$—	$—	$—	$359	$3,152

Company’s equity in earnings (loss) of unconsolidated joint ventures	$1,651	$(657)	$259	$—	$—	$—	$179	$1,432

5. DEFERRED FINANCING AND LEASING COSTS
Deferred financing and leasing costs at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred leasing costs	$188,056	$173,669
Deferred financing costs	8,754	12,077
In-place lease value and related intangible asset	77,564	77,760

	274,374	263,506

Accumulated amortization	(140,345)	(119,211)

Total	$134,029	$144,295

6. INDEBTEDNESS
Indebtedness consists of mortgage loans, unsecured notes, and borrowings under the credit facility. The weighted average interest rates for the years ended December 31, 2008, 2007 and 2006, were 6.1%, 6.5% and 6.6%, respectively. Interest costs during the years ended December 31, 2008, 2007 and 2006 in the amount of $20.0 million, $45.7 million and $30.8 million, respectively, were capitalized. Cash paid for interest for the years ended December 31, 2008, 2007 and 2006, was $177.0 million, $172.9 million and $150.2 million, respectively.
During the fourth quarter of the year ended December 31, 2008, the Company purchased $23.4 million of its 8.5% senior unsecured notes. These notes were purchased at a $2.5 million discount. The discount is included in net income as a loan extinguishment gain.
During the year ended December 31, 2007, the Company satisfied a $100 million 7.25% senior unsecured note and issued a $300 million 6.625% senior unsecured note due October 1, 2017. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes. Amounts repaid under the credit facility were subsequently drawn to pay a portion of the cash merger consideration for the purchase of Republic Property Trust.
During the year ended December 31, 2006, the Company satisfied a $100 million 6.95% medium term note and issued a $300 million 5.50% senior unsecured note due December 15, 2016. The Company used the net proceeds to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
The Company is subject to financial covenants contained in some of the debt agreements, the most restrictive of which are detailed below under the heading “Credit Facility.” As of December 31, 2008 the Company was in compliance with all financial covenants.
Mortgage Loans, Unsecured Notes
Mortgage loans with maturities ranging from 2009 to 2017 are collateralized by and in some instances cross-collateralized by properties with a net book value of $309.4 million.
The interest rates on $2,327.5 million of mortgage loans and unsecured notes are fixed and range from 5.0% to 8.8%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.9 years.
Credit Facility
$600 Million Unsecured Revolving Credit Facility
The Company has a four-year, $600 million unsecured revolving credit facility (the “$600 million Credit Facility”). Based on the Company’s present ratings, borrowings under the $600 million Credit Facility are priced at LIBOR plus 65 basis points. The $600 million Credit Facility contains a competitive bid option, whereby participating lenders bid on the interest rate to be charged. This feature is available for up to 50% of the amount of the facility. The interest rate on the $260.0 million of borrowings outstanding as of December 31, 2008 was 1.56%. The current ratings for the Company’s senior unsecured debt are Baa2, BBB, and BBB+ from Moody’s, S&P and Fitch, respectively. The $600 million Credit Facility has an accordion feature for an additional $200 million. There is also a 15 basis point annual facility fee on the current borrowing capacity. The $600 million Credit Facility expires on January 16, 2010 and may be extended for a one-year period. The fee to extend the $600 million Credit Facility for one year is $900,000. The $600 million Credit Facility contains financial covenants, certain of which are set forth below:
•	total debt to total assets may not exceed 0.60:1;

•	earnings before interest, taxes, depreciation and amortization to fixed charges may not be less than 1.50:1;

•	unsecured debt to unencumbered asset value must equal or be less than 60%; and

•	unencumbered net operating income to unsecured interest expense must equal or exceed 200%.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the $600 million Credit Facility and the related weighted average interest rates are as follows (in thousands, except percentages):

						Weighted
	Mortgages					Average
	Principal	Principal	Unsecured	Credit		Interest
	Amortization	Maturities	Notes	Facility	Total	Rate
2009	$6,586	$41,833	$270,000	$—	$318,419	7.76%
2010	5,823	4,736	176,607	260,000	447,166	4.40%
2011	5,159	13,409	250,000	—	268,568	7.23%
2012	4,336	32,875	235,000	—	272,211	6.47%
2013	3,857	4,510	—	—	8,367	5.79%
2014	3,888	2,684	200,000	—	206,572	5.66%
2015	3,336	44,469	300,000	—	347,805	5.25%
2016	2,409	16,880	300,000	—	319,289	5.55%
2017	1,770	—	300,000	—	301,770	6.62%
2018 & thereafter	—	—	100,000	—	100,000	7.50%

	$37,164	$161,396	$2,131,607	$260,000	$2,590,167	6.06%

7. LEASING ACTIVITY
Future minimum rental payments due from tenants under noncancelable operating leases as of December 31, 2008 are as follows (in thousands):

2008	$491,933
2009	441,833
2010	375,467
2011	312,982
2012	248,657
Thereafter	680,230

TOTAL	$2,551,102

In addition to minimum rental payments, most leases require the tenants to pay for their pro rata share of specified operating expenses. These payments are included as operating expense reimbursement in the accompanying consolidated statements of operations.
8. OWNERS’ EQUITY
Common Units
General and Limited partners’ equity — common units relates to limited partnership interests of the Operating Partnership issued in connection with the formation of the Company and certain subsequent acquisitions. During 2006, 684,432 common units were issued in connection with an acquisition. No common units were issued in connection with acquisitions during 2008 or 2007. The common units outstanding as of December 31, 2008 have the same economic characteristics as common shares of the Trust. The 4,074,967 common units are the common units held by persons and entities other than Liberty Property Trust, the general partner of Liberty Property Limited Partnership, which holds a number of common units equal to the number of outstanding common shares of beneficial interest. Both the common units held by Liberty Property Trust and the common units held by persons and entities other than Liberty Property Trust are counted in the weighted average number of common units outstanding during any given period. The 4,074,967 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership and are exchangeable into the same number of common shares of the Trust. The market value of the 4,074,967 common units at December 31, 2008 based on the closing price of the shares of the Company at December 31, 2008 was $93.0 million.
Preferred Units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable After
(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	1/1/14 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	6/30/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
During the year ended, December 31, 2007, the Company raised $100 million through the placement of 7.40% Series H Cumulative Redeemable Preferred Units.
During the year ended December 31, 2007, the Company redeemed for $23.7 million its outstanding 7.625% Series D Cumulative Redeemable Preferred Units. The redemption resulted in a $0.7 million write off of Series D issuance costs.
The Company paid the following Preferred Unit distributions for the year ended December 31:

	2008	2007	2006
Distributions (in millions)	$21.0	$17.1	$13.7
Distribution per unit:
Series B	$1.86	$1.86	$1.86
Series D	$1.74	$1.74	$3.81
Series E	$3.50	$3.50	$3.50
Series F	$3.33	$3.33	$3.33
Series G	$3.35	$3.35	$0.16
Series H	$1.85	$0.67	—
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
The Company is obligated to make additional capital contributions to unconsolidated joint ventures of $3.8 million. The Company has not guaranteed any of the debt of the unconsolidated joint ventures.

The Company has letter of credit obligations of $2.0 million related to development requirements. It is remote that there will be a draw upon these letter of credit obligations.
The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Litigation
The Company has been substituted for Republic as a party to certain litigation as a result of the Company’s acquisition of Republic on October 4, 2007. The litigation arises out of disputes between Republic and certain parties, two of whom were members of Republic’s Board of Trustees and “founders” of Republic. The disputes include claims arising from the termination of an officer of Republic (damages sought $1.8 million), and an attempt by Republic to acquire a certain office property from an entity controlled by the aforementioned related parties pursuant to an option agreement entered into at the time of Republic’s formation (damages sought $85.0 million compensatory and $85.0 million punitive). The Company believes that these claims are without merit and intends to defend itself vigorously against this litigation.
In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company will record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, the Company believes that such legal actions will not have a material adverse affect on our consolidated financial condition, results of operations or cash flows.
10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2008 and 2007 follows. Certain amounts have been reclassified to conform to the current presentation of discontinued operations (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
Operating revenue	$189,202	$186,616	$182,756	$189,946	$185,136	$173,818	$165,757	$162,120

Income from continuing operations	48,847	34,637	34,863	35,195	31,147	37,019	39,408	39,697

Discontinued operations	10,347	10,916	3,447	1,371	11,267	6,106	19,896	5,669

Income available to common unitholders	53,941	40,300	33,057	31,313	37,161	38,879	54,834	41,513

Income per common unit — basic (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.44

Income per common unit — diluted (1)	0.53	0.41	0.34	0.33	0.39	0.41	0.57	0.43

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
11. SEGMENT INFORMATION
The Company operates its portfolio of properties primarily throughout the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States. Additionally, the Company owns certain assets in the United Kingdom. The Company reviews the performance of the portfolio on a geographical basis. As such, the following regions are considered the Company’s reportable segments:

Reportable Segments	Markets
Northeast	Southeastern PA; Lehigh/Central PA; New Jersey
Midwest	Minnesota; Milwaukee; Chicago
Mid-Atlantic	Maryland; Carolinas; Richmond; Virginia Beach
South	Jacksonville; Orlando; Boca Raton; Tampa; Texas; Arizona
Philadelphia	Philadelphia; Northern Virginia/Washington, D.C.
United Kingdom	County of Kent; West Midlands
The Company’s reportable segments are distinct business units which are each managed separately in order to concentrate market knowledge within a geographic area. Within these reportable segments, the Company derives its revenues from its two product types: industrial properties and office properties.
During the year ended December 31, 2008, the Company began to report the results of the Arizona market as part of the “South” reportable segment rather than listing Arizona as its own reportable segment, as it had been presented in 2007. Also, the Company began to report the results of the Lehigh/Central PA market as part of the “Northeast” reportable segment rather than as part of the “Midwest” segment. The Company also began to report the results of certain operating properties containing 834,000 square feet in the “Philadelphia” reportable segment rather than as part of the New Jersey market in the “Northeast” reportable segment, as they had been presented in 2007. As required by SFAS No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” consolidated financial statements issued by the Company in the future will reflect modifications to the Company’s reportable segments resulting from the change described above, including reclassification of all comparative prior period segment information.
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
The operating information by segment is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				phila-	united
	PA	PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$178,507	$99,418	$38,004	$82,964	$142,543	$173,319	$29,426	$4,339	$748,520
Rental property expenses and real estate taxes	57,729	26,978	14,848	31,074	41,652	57,990	7,791	1,044	239,106

Property level operating income	$120,778	$72,440	$23,156	$51,890	$100,891	$115,329	$21,635	$3,295	509,414

Interest and other income									13,508
Debt extinguishment gain									2,521
Interest expense									(155,675)
General and administrative									(54,378)
Depreciation and amortization									(173,097)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									142,293
Gain on property dispositions									10,572
Income taxes									(1,645)
Minority interest									(483)
Equity in earnings of unconsolidated joint ventures									2,805
Discontinued operations									26,081

Net income									$179,623

YEAR ENDED DECEMBER 31, 2007

	Northeast
	Southeastern	Lehigh/	New		mid-		phila-	united
	PA	Central PA	Jersey	Midwest	atlantic	South	delphia	kingdom	total
Operating revenue	$172,142	$91,631	$36,162	$80,926	$128,599	$150,693	$23,963	$2,715	$686,831
Rental property expenses and real estate taxes	56,950	23,616	9,228	28,061	38,524	50,419	9,378	33	216,209

Property level operating income	$115,192	$68,015	$26,934	$52,865	$90,075	$100,274	$14,585	$2,682	470,622

Interest and other income									11,727
Interest expense									(127,058)
General and administrative									(54,249)
Depreciation and amortization									(155,616)

Income before property dispositions, income taxes, minority interest and equity in loss of unconsolidated joint ventures									145,426
Gain on property dispositions									1,463
Income taxes									709
Minority interest									(101)
Equity in loss of unconsolidated joint ventures									(226)
Discontinued operations									42,938

Net income									$190,209

YEAR ENDED DECEMBER 31, 2006

	Northeast
	Southeastern	Lehigh/	New				phila-	united
	PA	Central PA	Jersey	Midwest	mid-atlantic	South	delphia	kingdom	total
Operating revenue	$168,227	$83,849	$34,584	$75,966	$114,593	$113,347	$15,829	$1,167	$607,562
Rental property expenses and real estate taxes	54,181	20,434	8,128	26,752	33,925	36,822	6,913	261	187,416

Property level operating income	$114,046	$63,415	$26,456	$49,214	$80,668	$76,525	$8,916	$906	420,146

Interest and other income									8,693
Interest expense									(109,482)
General and administrative									(46,332)
Depreciation and amortization									(132,106)

Income before property dispositions, income taxes, minority interest and equity in earnings of unconsolidated joint ventures									140,919
Gain on property dispositions									17,628
Income taxes									(288)
Minority interest									7
Equity in earnings of unconsolidated joint ventures									1,432
Discontinued operations									132,352

Net income									$292,050

Product Type Information

	Real Estate Related Revenues
	Year Ended December 31,
	2008	2007	2006
Industrial	$300,763	$274,865	$253,222
Office	447,757	411,966	354,340

Total operating revenue	$748,520	$686,831	$607,562

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
	Southeastern	Lehigh/					Phila-	United
	PA	Central PA	New Jersey	Midwest	Mid-Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2008	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	$5,201,300
Additions	40,599	76,621	22,763	7,319	50,811	109,111	7,729	(13,119)	301,834
Dispositions	(23,232)	—	(10,921)	(8,928)	(15,338)	(3,300)	(367,897)	—	(429,616)

December 31, 2008	$1,120,739	$753,584	$211,504	$541,836	$1,001,019	$1,296,043	$110,380	$38,413	5,073,518

Accumulated depreciation									(982,114)
Development in progress									245,463
Land held for development									209,551
Assets held for sale									33,662
Other assets									636,955

Total assets at December 31, 2008									$5,217,035

ROLLFORWARD OF OPERATING REAL ESTATE ASSETS BY REPORTABLE SEGMENT

	Northeast
		Lehigh/
	Southeastern	Central					Phila-	United
	PA	PA	New Jersey	Midwest	Mid-Atlantic	South	Delphia	Kingdom (1)	Total
January 1, 2007	$1,048,142	$582,475	$112,397	$699,585	$861,863	$953,808	$103,008	$11,435	$4,372,713
Additions	67,645	103,750	87,265	64,050	114,274	245,317	367,540	40,097	1,089,938
Dispositions	(12,415)	(9,262)	—	(220,190)	(10,591)	(8,893)	—	—	(261,351)

December 31, 2007	$1,103,372	$676,963	$199,662	$543,445	$965,546	$1,190,232	$470,548	$51,532	5,201,300

Accumulated depreciation									(858,671)
Development in progress									316,985
Land held for development									247,124
Assets held for sale									36,908
Other assets									700,291

Total assets at December 31, 2007									$5,643,937

(1)	United Kingdom additions are impacted by foreign currency translation gain or loss.

12. SFAS NO. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS”
Discontinued Operations In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement were $80.0 million and $369.5 million for the years ended December 31, 2008 and 2007, respectively.
Below is a summary of the results of operations of the properties disposed of through the respective disposition dates (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues	$13,295	$43,330	$85,536
Operating expenses	(5,377)	(17,375)	(31,202)
Interest expense	(2,203)	(6,957)	(14,764)
Depreciation and amortization	(3,153)	(9,671)	(19,838)

Income before property dispositions and minority interest	$2,562	$9,327	$19,732

Six properties totaling 296,000 square feet located in the Company’s Mid-Atlantic segment are considered to be held for sale as of December 31, 2008.
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
Asset Impairment
In accordance with SFAS No. 144, during the years ended December 31, 2008, 2007 and 2006, the Company recognized impairment losses of $3.1 million, $0.2 million and $4.2 million, respectively. The 2008 impairment loss of $3.1 million was recognized in the fourth quarter and was related to a 49,000 square foot operating property in the Midwest segment, a 110,000 square foot operating property in Southeastern PA and a 296,000 square foot portfolio of operating properties in the Mid-Atlantic segment. The 2007 impairment loss of $0.2 million was related to various land parcels. The 2006 impairment loss of $4.2 million was primarily related to a 352,000 square foot portfolio of operating properties in the Midwest segment. For the years ended December 31, 2008 and 2006, respectively, $3.1 million and $4.2 million in impairment related to properties sold or held for sale were included in the caption discontinued operations in the Company’s statement of operations. For the year ended December 31, 2007, $0.2 million in impairment was included in the caption gain on property dispositions as a component of income from continuing operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at December 31, 2008.
13. SUBSEQUENT EVENTS
In December 2008, the Company commenced the sale of common shares pursuant to a continuous offering program. From January 1, 2009 through February 23, 2009, the Company sold 2.3 million common shares through this program. The net proceeds from the offering of $47.4 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In February 2009, the Company closed on mortgages totaling $193.2 million. The mortgages encumber certain of the Company’s Properties in Operation. The net proceeds from these mortgages were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
1501 Perryman Road	Aberdeen, MD	—	5,813,324	18,874,059	5,148,782	5,816,839	24,019,325	29,836,164	1,386,798	2005	40 yrs.
2196 Avenue C	Allentown, PA	—	101,159	—	1,347,970	107,307	1,341,822	1,449,129	828,845	1980	40 yrs.
7437 Industrial Boulevard	Allentown, PA	—	717,488	5,022,413	3,000,614	726,651	8,013,864	8,740,515	3,041,759	1976	40 yrs.
7248 Industrial Boulevard	Allentown, PA	—	2,670,849	13,307,408	4,005,636	2,670,673	17,313,219	19,983,893	4,549,501	1988	40 yrs.
700 Nestle Way	Allentown, PA	—	3,473,120	—	20,041,174	4,174,970	19,339,324	23,514,294	5,383,054	1998	40 yrs.
7562 Penn Drive	Allentown, PA	—	269,614	844,069	213,047	269,614	1,057,116	1,326,730	322,567	1989	40 yrs.
7277 Williams Avenue	Allentown, PA	—	462,964	1,449,009	436,346	463,123	1,885,196	2,348,319	676,185	1989	40 yrs.
7355 Williams Avenue	Allentown, PA	—	489,749	1,658,091	314,252	489,749	1,972,343	2,462,092	584,331	1998	40 yrs.
794 Roble Road	Allentown, PA	—	1,147,541	6,088,041	1,183,790	1,147,541	7,271,832	8,419,373	2,282,296	1985	40 yrs.
8014 Industrial Boulevard	Allentown, PA	—	4,019,258	—	9,764,392	3,645,117	10,138,533	13,783,650	3,039,925	1999	40 yrs.
705 Boulder Drive	Allentown, PA	—	4,484,096	—	14,878,034	4,486,836	14,875,294	19,362,130	3,148,524	2001	40 yrs.
651 Boulder Drive	Allentown, PA	—	4,308,646	—	13,339,042	4,308,646	13,339,042	17,647,688	3,160,648	2000	40 yrs.
8150 Industrial Boulevard	Allentown, PA	—	2,564,167		8,906,935	2,571,466	8,899,637	11,471,103	1,920,198	2002	40 yrs.
8250 Industrial Boulevard	Allentown, PA	—	1,025,667		5,346,179	1,035,854	5,335,991	6,371,846	950,726	2002	40 yrs.
650 Boulder Drive	Allentown, PA	—	5,208,248		31,405,185	9,961,788	26,651,645	36,613,433	4,081,623	2002	40 yrs.
200 Boulder Drive	Allentown, PA	—	4,722,683	18,922,645	237,680	4,722,683	19,160,325	23,883,008	2,091,911	2004	40 yrs.
250 Boulder Drive	Allentown, PA	—	3,599,936	12,099,145	2,089,337	3,719,772	14,068,646	17,788,418	1,611,741	2004	40 yrs.
8400 Industrial Boulevard	Allentown, PA	—	6,725,948	—	27,118,534	7,534,937	26,309,546	33,844,483	1,409,375	2005	40 yrs.
400 Nestle Way	Allentown, PA	20,940,815	8,065,500	—	27,420,765	8,184,096	27,302,169	35,486,265	8,931,479	1997	40 yrs.
2202 Hanger Place	Allentown, PA	*	137,439	—	1,341,155	138,127	1,340,466	1,478,594	888,748	1981	40 yrs.
7339 Industrial Boulevard	Allentown, PA	*	1,187,776	—	6,971,256	1,197,447	6,961,585	8,159,032	2,491,805	1996	40 yrs.
6923 Schantz Spring Road	Allentown, PA	*	1,127,805	3,309,132	349,184	1,127,805	3,658,316	4,786,120	1,068,345	1993	40 yrs.
7165 Ambassador Drive	Allentown, PA	*	792,999	—	4,533,868	804,848	4,522,019	5,326,867	873,259	2002	40 yrs.
6560 Stonegate Drive	Allentown, PA	—	458,281	—	2,833,097	458,945	2,832,433	3,291,378	1,350,717	1989	40 yrs.
6370 Hedgewood Drive	Allentown, PA	—	540,795	—	3,744,192	541,459	3,743,528	4,284,987	1,694,468	1990	40 yrs.
6390 Hedgewood Drive	Allentown, PA	—	707,203	—	2,765,090	707,867	2,764,425	3,472,293	1,444,458	1990	40 yrs.
6330 Hedgewood Drive	Allentown, PA	—	531,268	—	4,920,859	532,047	4,920,080	5,452,127	2,638,382	1988	40 yrs.
6580 Snowdrift Road	Allentown, PA	—	388,328	—	3,355,897	389,081	3,355,145	3,744,225	1,711,345	1988	40 yrs.
6540 Stonegate Drive	Allentown, PA	—	422,042	—	3,893,307	422,730	3,892,620	4,315,349	2,033,216	1988	40 yrs.
974 Marcon Boulevard	Allentown, PA	—	143,500	—	2,536,742	144,248	2,535,995	2,680,242	1,432,744	1987	40 yrs.
964 Marcon Boulevard	Allentown, PA	—	138,816	—	2,114,065	139,480	2,113,401	2,252,881	1,211,949	1985	40 yrs.
764 Roble Road	Allentown, PA	—	141,069	—	876,165	141,746	875,488	1,017,234	491,466	1985	40 yrs.
3174 Airport Road	Allentown, PA	—	98,986	—	1,192,596	98,986	1,192,595	1,291,582	778,937	1979	40 yrs.
2201 Hanger Place	Allentown, PA	—	128,454	—	1,918,272	129,142	1,917,583	2,046,726	1,272,750	1987	40 yrs.
954 Marcon Boulevard	Allentown, PA	—	103,665	—	1,347,546	104,453	1,346,758	1,451,211	648,206	1981	40 yrs.
754 Roble Road	Allentown, PA	—	162,115	1,731,885	502,487	163,735	2,232,752	2,396,487	878,285	1986	40 yrs.
744 Roble Road	Allentown, PA	—	159,771	1,734,229	271,718	161,371	2,004,347	2,165,718	770,782	1986	40 yrs.
944 Marcon Boulevard	Allentown, PA	—	118,521	1,435,479	610,844	119,711	2,045,133	2,164,844	767,454	1986	40 yrs.
6520 Stonegate Drive	Allentown, PA	—	453,315	—	1,791,480	484,361	1,760,434	2,244,795	727,358	1996	40 yrs.
2041 Avenue C	Allentown, PA	—	213,599	1,095,217	83,135	213,879	1,178,072	1,391,951	412,984	1990	40 yrs.
7144 Daniels Drive	Allentown, PA	—	2,390,217	2,342,761	3,725,676	1,579,169	6,879,485	8,458,654	2,191,962	1975	40 yrs.
7620 Cetronia Road	Allentown, PA	—	1,091,806	3,851,456	366,017	1,093,724	4,215,555	5,309,279	1,567,236	1990	40 yrs.
6350 Hedgewood Drive	Allentown, PA	*	360,027	—	3,886,266	560,691	3,685,601	4,246,293	1,564,087	1989	40 yrs.
180,190 Cochrane Drive	Annapolis, MD	—	3,670,256	—	23,101,092	3,752,293	23,019,055	26,771,348	10,515,407	1988	40 yrs.
4606 Richlynn Drive	Belcamp, MD	—	299,600	1,818,861	712,787	299,600	2,531,649	2,831,249	597,538	1985	40 yrs.
1655 Valley Center Parkway	Bethlehem, PA	—	214,431	—	2,077,289	215,095	2,076,625	2,291,720	1,040,257	1993	40 yrs.
1455 Valley Center Parkway	Bethlehem, PA	—	670,290	—	3,920,812	545,172	4,045,930	4,591,102	1,904,321	1997	40 yrs.
1640 Valley Center Parkway	Bethlehem, PA	—	359,000	—	4,265,161	190,728	4,433,433	4,624,161	1,496,403	1996	40 yrs.
1650 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,221,482	188,896	2,391,586	2,580,482	1,039,490	1997	40 yrs.
1660 Valley Center Parkway	Bethlehem, PA	—	359,000	—	2,296,178	188,721	2,466,457	2,655,178	880,964	1998	40 yrs.
83 South Commerce Way	Bethlehem, PA	—	143,661	888,128	533,628	212,744	1,352,673	1,565,417	587,093	1989	40 yrs.
85 South Commerce Way	Bethlehem, PA	—	236,708	987,949	208,501	237,078	1,196,080	1,433,158	374,817	1989	40 yrs.
87 South Commerce Way	Bethlehem, PA	—	253,886	1,062,881	275,641	253,886	1,338,522	1,592,408	459,576	1989	40 yrs.
89 South Commerce Way	Bethlehem, PA	—	320,000	—	2,020,662	367,706	1,972,956	2,340,662	828,516	1998	40 yrs.
1525 Valley Center Parkway	Bethlehem, PA	—	475,686	—	7,754,839	804,104	7,426,421	8,230,525	2,341,241	1999	40 yrs.
74 West Broad Street	Bethlehem, PA	—	1,096,127		13,513,997	1,099,079	13,511,045	14,610,124	3,613,884	2002	40 yrs.
1605 Valley Center Parkway	Bethlehem, PA	—	729,751		11,118,924	1,766,196	10,082,479	11,848,675	2,546,868	2000	40 yrs.
3400 High Point Boulevard	Bethlehem, PA	—	298,227	—	3,053,506	662,809	2,688,924	3,351,733	531,758	2002	40 yrs.
3500 High Point Boulevard	Bethlehem, PA	—	289,529	—	4,451,571	916,280	3,824,820	4,741,100	280,248	2006	40 yrs.
3450 High Point Boulevard	Bethlehem, PA	—	303,197	—	4,244,190	918,473	3,628,915	4,547,388	87,174	2006	40 yrs.
1495 Valley Center Parkway	Bethlehem, PA	—	434,640	—	4,962,712	435,303	4,962,049	5,397,352	2,114,820	1990	40 yrs.
1550 Valley Center Parkway	Bethlehem, PA	—	196,954	—	4,189,791	197,700	4,189,045	4,386,745	1,757,816	1988	40 yrs.
1560 Valley Center Parkway	Bethlehem, PA	—	240,069	—	4,635,199	240,732	4,634,536	4,875,268	2,379,153	1988	40 yrs.
1510 Valley Center Parkway	Bethlehem, PA	—	312,209	—	3,808,228	312,873	3,807,563	4,120,437	1,953,445	1988	40 yrs.
1530 Valley Center Parkway	Bethlehem, PA	—	211,747	—	3,016,731	212,492	3,015,986	3,228,478	1,476,546	1988	40 yrs.
57 South Commerce Way	Bethlehem, PA	—	390,839	2,701,161	789,433	395,459	3,485,974	3,881,433	1,473,420	1986	40 yrs.
1685 Valley Center Parkway	Bethlehem, PA	—	244,029	—	2,429,110	198,482	2,474,657	2,673,139	1,003,460	1996	40 yrs.
6601-6625 W. 78th Street	Bloomington, MN	—	2,263,060	—	38,819,236	2,310,246	38,772,050	41,082,296	9,886,677	1998	40 yrs.
6161 Green Valley Drive	Bloomington, MN	—	740,378	3,311,602	701,685	709,961	4,043,704	4,753,665	951,437	1992	40 yrs.
10801 Nesbitt Avenue South	Bloomington, MN	—	784,577		4,105,182	786,382	4,103,377	4,889,759	1,238,848	2001	40 yrs.
5775 West Old Shakopee Road	Bloomington, MN	—	2,052,018	3,849,649	3,313,825	2,060,644	7,154,848	9,215,492	3,055,337	2002	40 yrs.
5715 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	2,476,073	1,264,758	4,835,323	6,100,081	1,255,310	2002	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
5735 Old Shakopee Road West	Bloomington, MN	—	1,263,226	2,360,782	1,086,930	1,264,758	3,446,180	4,710,938	667,284	2002	40 yrs.
5705 Old Shakopee Road	Bloomington, MN	—	2,113,223	—	5,521,336	2,148,571	5,485,989	7,634,559	275,121	2001	40 yrs.
1701 Clint Moore Boulevard	Boca Raton, FL	—	1,430,884	3,043,553	1,316,677	1,430,937	4,360,178	5,791,114	1,145,888	1985	40 yrs.
951 Broken Sound Parkway	Boca Raton, FL	—	1,426,251	6,098,952	1,881,060	1,426,251	7,980,012	9,406,262	2,597,600	1986	40 yrs.
777 Yamato Road	Boca Raton, FL	—	4,101,247	16,077,347	5,811,125	4,501,247	21,488,473	25,989,719	6,441,664	1987	40 yrs.
1801 Clint Moore Road	Boca Raton, FL	—	1,065,068	4,481,644	686,050	1,065,068	5,167,695	6,232,763	1,615,765	1986	40 yrs.
860 Nestle Way	Breinigsville, PA	—	8,118,881	18,885,486	2,377,934	8,118,881	21,263,420	29,382,301	1,882,266	2004	40 yrs.
8201 Industrial Boulevard	Breinigsville, PA	—	2,089,719	—	8,333,883	2,226,432	8,197,170	10,423,602	412,396	2006	40 yrs.
400 Boulder Drive	Breinigsville, PA	*	—		13,408,721	2,865,575	10,543,146	13,408,721	1,157,345	2003	40 yrs.
602 Heron Drive	Bridgeport, NJ	—	524,728	2,240,478	7,650	524,728	2,248,128	2,772,856	603,754	1996	40 yrs.
245 Executive Drive	Brookfield, WI	—	577,067	5,197,903	4,071,582	577,067	9,269,485	9,846,552	2,463,373	1984	40 yrs.
15800 West Bluemound Road	Brookfield, WI	—	1,289,204	8,128,035	1,552,539	1,306,811	9,662,967	10,969,778	2,052,573	1994	40 yrs.
20800 Swenson Drive	Brookfield, WI	4,797,400	1,023,466	10,729,219	1,022,780	1,025,082	11,750,382	12,775,464	1,245,016	2005	40 yrs.
20825 Swenson Drive	Brookfield, WI	—	644,563	3,640,734	226,102	646,518	3,864,882	4,511,399	404,282	2006	40 yrs.
20935 Swenson Drive	Brookfield, WI	4,223,847	571,389	10,238,547	796,592	572,158	11,034,369	11,606,527	1,109,335	2005	40 yrs.
20700 Swenson Drive	Brookfield, WI	5,543,784	830,008	12,276,445	641,464	830,999	12,916,918	13,747,917	1,231,488	2005	40 yrs.
20975 Swenson Drive	Brookfield, WI	5,784,696	675,422	8,910,651	1,052,523	678,637	9,959,959	10,638,596	1,188,103	2005	40 yrs.
1485 W. Commerce Avenue	Carlisle, PA	—	4,249,868	13,886,039	840,856	4,253,027	14,723,737	18,976,764	1,422,465	2004	40 yrs.
3773 Corporate Parkway	Center Valley, PA	—	738,108		7,674,838	794,874	7,618,071	8,412,945	2,056,603	2001	40 yrs.
95 Kriner Road	Chambersburg, PA	—	8,695,501	—	28,510,384	9,407,871	27,798,014	37,205,885	146,890	2006	40 yrs.
1309 Executive Boulevard	Cheaspeake, VA	—	926,125		5,086,632	955,374	5,057,383	6,012,757	991,200	2001	40 yrs.
7 Carnegie Plaza	Cherry Hill, NJ	—	2,000,000	3,493,983	3,229,339	2,005,475	6,717,847	8,723,322	1,214,808	2004	40 yrs.
1305 Executive Boulevard	Chesapeake, VA	—	861,020		4,911,374	1,129,850	4,642,543	5,772,393	969,927	2002	40 yrs.
1313 Executive Boulevard	Chesapeake, VA	—	1,180,036		4,629,615	1,708,050	4,101,602	5,809,652	776,635	2002	40 yrs.
510 Independence Parkway	Chesapeake, VA	—	2,012,149	7,546,882	421,917	2,014,689	7,966,260	9,980,949	892,754	2005	40 yrs.
1301 Executive Boulevard	Chesapeake, VA	—	—	—	6,176,380	997,570	5,178,810	6,176,380	415,319	2005	40 yrs.
500 Independence Parkway	Chesapeake, VA	3,385,676	864,150	4,427,285	100,511	866,609	4,525,338	5,391,946	608,742	2004	40 yrs.
501 Independence Parkway	Chesapeake, VA	4,195,100	1,202,556	5,975,538	1,165,766	1,292,273	7,051,586	8,343,860	713,499	2005	40 yrs.
505 Independence Parkway	Chesapeake, VA	4,967,132	1,292,062	6,456,515	1,287,046	1,292,254	7,743,368	9,035,623	874,855	2005	40 yrs.
700 Independence Parkway	Chesapeake, VA	6,562,607	1,950,375	7,236,994	627,345	1,951,135	7,863,579	9,814,714	1,206,288	2004	40 yrs.
6230 Old Dobbin Lane	Colombia, MD	—	3,004,075	—	7,636,053	2,746,455	7,893,673	10,640,128	879,885	2004	40 yrs.
9101,9111,9115 Guilford Road	Columbia, MD	—	758,951	—	4,634,835	765,952	4,627,834	5,393,786	2,272,761	1984	40 yrs.
9125,9135,9145 Guilford Road	Columbia, MD	—	900,154	—	6,180,706	920,439	6,160,422	7,080,860	3,873,038	1983	40 yrs.
7178-80 Columbia Gateway	Columbia, MD	—	1,569,237	4,786,887	2,222,793	1,571,105	7,007,812	8,578,917	2,988,407	1987	40 yrs.
9770 Patuxent Woods Drive	Columbia, MD	—	341,663	3,033,309	1,323,686	341,663	4,356,995	4,698,658	1,227,401	1986	40 yrs.
9780 Patuxent Woods Drive	Columbia, MD	—	218,542	1,940,636	411,079	218,542	2,351,715	2,570,256	663,919	1986	40 yrs.
9790 Patuxent Woods Drive	Columbia, MD	—	243,791	2,164,094	328,903	243,791	2,492,997	2,736,787	813,025	1986	40 yrs.
9810 Patuxent Woods Drive	Columbia, MD	—	266,684	2,366,901	997,913	266,684	3,364,814	3,631,497	1,056,427	1986	40 yrs.
9800 Patuxent Woods Drive	Columbia, MD	—	299,099	2,654,069	535,352	299,099	3,189,421	3,488,521	1,016,848	1988	40 yrs.
9820 Patuxent Woods Drive	Columbia, MD	—	237,779	2,110,835	789,527	237,779	2,900,362	3,138,141	868,166	1988	40 yrs.
9830 Patuxent Woods Drive	Columbia, MD	—	296,262	2,628,933	899,462	296,262	3,528,395	3,824,658	906,195	1986	40 yrs.
9050 Red Branch Road	Columbia, MD	—	290,950	2,577,153	941,253	290,950	3,518,406	3,809,356	956,625	1972	40 yrs.
8945-8975 Guilford Road	Columbia, MD	—	2,428,795	7,493,740	1,700,856	2,427,065	9,196,326	11,623,391	2,606,842	1986	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,681,791	1,295,000	3,344,897	4,639,897	828,694	2002	40 yrs.
6200 Old Dobbin Lane	Columbia, MD	—	958,105		3,742,985	1,295,000	3,406,090	4,701,090	751,338	2002	40 yrs.
6210 Old Dobbin Lane	Columbia, MD	—	958,105		3,931,442	1,307,300	3,582,247	4,889,547	869,611	2002	40 yrs.
6250 Old Dobbin Lane	Columbia, MD	—	958,105		3,869,631	1,599,259	3,228,478	4,827,737	603,986	2000	40 yrs.
9755 Patuxent Woods Drive	Columbia, MD	—	3,917,094	16,219,721	1,167,866	3,922,382	17,382,299	21,304,681	1,456,898	2006	40 yrs.
6220 Old Dobbin Lane	Columbis, MD	—	3,865,848	—	7,434,362	3,166,951	8,133,259	11,300,210	347,572	2006	40 yrs.
5150 International Drive	Cudahy, WI	—	739,673	5,108,025	250,327	741,858	5,356,167	6,098,024	755,510	2003	40 yrs.
1250 Hall Court	Deer Park, TX	2,983,023	829,570	4,778,327	47,398	831,611	4,823,685	5,655,296	272,813	2006	40 yrs.
170 Parkway West	Duncan, SC	—	598,348	3,643,756	126,879	598,918	3,770,065	4,368,983	315,732	2006	40 yrs.
190 Parkway West	Duncan, SC	—	551,663	3,463,858	111,209	552,211	3,574,519	4,126,730	325,727	2006	40 yrs.
265 Parkway East	Duncan, SC	—	901,444	5,751,389	18,391	902,374	5,768,850	6,671,224	592,047	2006	40 yrs.
285 Parkway East	Duncan, SC	—	975,433	6,149,465	39,409	976,393	6,187,914	7,164,307	723,255	2006	40 yrs.
3255 Neil Armstrong Boulevard	Eagan, MN	—	1,131,017	—	3,366,266	1,103,860	3,393,423	4,497,283	848,227	1998	40 yrs.
6321-6325 Bury Drive	Eden Prairie, MN	—	462,876	4,151,790	581,781	462,876	4,733,572	5,196,447	1,471,416	1988	40 yrs.
7660-7716 Golden Triangle Drive	Eden Prairie, MN	—	568,706	5,115,177	3,184,634	1,289,215	7,579,302	8,868,517	3,001,494	1988	40 yrs.
7400 Flying Cloud Drive	Eden Prairie, MN	—	195,982	1,762,027	959,527	754,062	2,163,474	2,917,536	547,299	1987	40 yrs.
10301-10305 West 70th Street	Eden Prairie, MN	—	120,622	1,085,226	321,867	118,300	1,409,415	1,527,715	363,556	1984	40 yrs.
10321 West 70th Street	Eden Prairie, MN	—	145,198	1,305,700	377,179	142,399	1,685,678	1,828,077	638,560	1984	40 yrs.
10333 West 70th Street	Eden Prairie, MN	—	110,746	995,868	93,888	108,610	1,091,892	1,200,502	364,395	1984	40 yrs.
10349-10357 West 70th Street	Eden Prairie, MN	—	275,903	2,481,666	449,591	270,584	2,936,576	3,207,160	936,102	1985	40 yrs.
10365-10375 West 70th Street	Eden Prairie, MN	—	291,077	2,618,194	364,782	285,464	2,988,589	3,274,053	959,256	1985	40 yrs.
10393-10394 West 70th Street	Eden Prairie, MN	—	269,618	2,423,318	785,407	264,419	3,213,924	3,478,343	973,584	1985	40 yrs.
7078 Shady Oak Road	Eden Prairie, MN	—	343,093	3,085,795	1,616,449	336,481	4,708,856	5,045,337	1,121,059	1985	40 yrs.
10400 Viking Drive	Eden Prairie, MN	—	2,912,391	—	23,353,685	2,938,372	23,327,703	26,266,076	7,312,972	1999	40 yrs.
7625 Smetana Lane	Eden Prairie, MN	—	4,500,641	—	2,987,800	1,916,609	5,571,833	7,488,442	335,245	2006	40 yrs.
7695-7699 Anagram Drive	Eden Prairie, MN	—	760,525	3,254,758	625,146	760,525	3,879,903	4,640,429	1,172,450	1997	40 yrs.
7800 Equitable Drive	Eden Prairie, MN	—	2,188,525	3,788,762	240,695	2,188,525	4,029,456	6,217,981	1,152,337	1993	40 yrs.
7905 Fuller Road	Eden Prairie, MN	—	1,229,862	4,075,167	2,051,136	1,230,965	6,125,200	7,356,165	1,369,000	1994	40 yrs.
9023 Columbine Road	Eden Prairie, MN	—	1,956,273	—	4,873,578	1,956,273	4,873,578	6,829,851	1,350,783	1999	40 yrs.
8967 Columbine Road	Eden Prairie, MN	—	1,450,000	—	3,575,107	1,450,000	3,575,107	5,025,107	920,084	2000	40 yrs.
7777 Golden Triangle Drive	Eden Prairie, MN	—	993,101	2,136,862	1,176,757	993,101	3,313,619	4,306,720	802,540	2000	40 yrs.
8937 Columbine Road	Eden Prairie, MN	—	1,325,829		4,287,274	1,739,966	3,873,137	5,613,103	873,485	2001	40 yrs.
7615 Smetana Lane	Eden Prairie, MN	—	1,011,517		8,665,025	3,000,555	6,675,988	9,676,542	1,756,942	2001	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
8995 Columbine Road	Eden Prairie, MN	—	1,087,594		3,664,053	2,055,296	2,696,352	4,751,648	595,546	2001	40 yrs.
8911 Columbine Road (B2)	Eden Prairie, MN	—	916,687		3,608,469	1,718,407	2,806,748	4,525,156	535,211	2000	40 yrs.
8855 Columbine Road	Eden Prairie, MN	—	1,400,925		5,226,016	1,599,757	5,027,185	6,626,941	581,470	2000	40 yrs.
7075 Flying Cloud Drive	Eden Prairie, MN	—	10,232,831	10,855,851	53,337	10,243,977	10,898,042	21,142,019	500,941	2007	40 yrs.
7351 Coca Cola Drive	Elkridge, MD	—	1,897,044	—	7,048,446	3,023,417	5,922,074	8,945,491	224,957	2006	40 yrs.
180 Sheree Boulevard	Exton, PA	5,157,523	2,647,861	11,334,403	2,049,934	2,649,426	13,382,772	16,032,198	1,066,878	2007	40 yrs.
7028 Snowdrift Road	Fogelville, PA	—	520,473	959,279	292,813	524,390	1,248,175	1,772,565	371,902	1982	40 yrs.
420 Delaware Drive	Fort Washington, PA	—	2,766,931	—	8,290,888	2,826,994	8,230,825	11,057,819	571,917	2005	40 yrs.
414 Commerce Drive	Fort Washington, PA	—	1,267,194	2,217,460	307,900	1,267,937	2,524,616	3,792,553	231,189	2004	40 yrs.
275 Commerce Drive	Fort Washington, PA	—	1,775,894	2,160,855	7,433,770	1,790,041	9,580,478	11,370,519	142,837	2005	40 yrs.
1250 Virginia Drive	Fort Washington, PA	—	1,639,166	1,928,574	468,379	1,650,703	2,385,416	4,036,119	224,244	2005	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	22,612,437	—	55,809,125	23,339,943	55,081,619	78,421,562	2,007,575	2006	40 yrs.
1100 Virginia Drive	Fort Washington, PA	—	13,007,509	11,480,744	53,906	13,035,013	11,507,146	24,542,159	915,103	2006	40 yrs.
106 Southchase Boulevard	Fountain Inn, SC	—	201,944	—	5,133,389	684,003	4,651,330	5,335,333	358,667	2005	40 yrs.
9601 Cosner Drive	Fredericksburg, VA	—	475,262	3,917,234	214,221	475,262	4,131,454	4,606,716	1,391,089	1995	40 yrs.
200 W Cypress Creek Road	Ft Lauderdale, FL	—	3,414,989	2,399,738	10,524,649	3,414,989	12,924,387	16,339,376	1,924,698	2003	40 yrs.
5410 - 5430 Northwest 33rd Avenue	Ft. Lauderdale, FL	—	603,776	4,176,238	1,156,270	625,111	5,311,174	5,936,284	1,660,664	1985	40 yrs.
6500 NW 12th Avenue	Ft. Lauderdale, FL	—	7,099	3,046,309	475,723	—	3,529,130	3,529,130	1,143,136	1989	40 yrs.
6600 NW 12th Avenue	Ft. Lauderdale, FL	—	7,102	3,047,462	772,549	—	3,827,114	3,827,114	1,136,170	1989	40 yrs.
4880 Cox Road	Glen Allen, VA	—	743,898	4,499,807	3,058,575	743,898	7,558,382	8,302,280	1,840,837	1995	40 yrs.
5000 Cox Road	Glen Allen, VA	—	770,214	3,685,248	315,413	771,029	3,999,846	4,770,875	1,331,758	1990	40 yrs.
5500 Cox Road	Glen Allen, VA	—	443,485	—	3,546,671	483,263	3,506,893	3,990,156	1,152,858	1999	40 yrs.
4801 Cox Road	Glen Allen, VA	—	1,072,896	—	10,198,472	1,075,620	10,195,748	11,271,368	3,297,151	1998	40 yrs.
4198 Cox Road	Glen Allen, VA	—	670,292	3,839,245	1,241,555	670,292	5,080,800	5,751,092	1,645,466	1984	40 yrs.
4510 Cox Road	Glen Allen, VA	—	1,010,024	7,151,729	1,907,500	1,010,044	9,059,209	10,069,253	3,108,655	1990	40 yrs.
4121 Cox Road	Glen Allen, VA	—	1,083,006	6,035,653	952,101	1,083,006	6,987,754	8,070,760	955,534	2004	40 yrs.
200 Southchase Boulevard	Greenville, SC	—	512,911		6,273,615	515,542	6,270,984	6,786,525	792,280	2003	40 yrs.
45 Brookfield Oaks Drive	Greenville, SC	—	818,114	—	3,549,097	825,529	3,541,682	4,367,212	118,418	2006	40 yrs.
116 Pleasant Ridge Road	Greenville, SC	—	1,547,811	—	13,298,582	3,712,683	11,133,710	14,846,393	131,493	2006	40 yrs.
7 Research Drive	Greenville, SC	—	—	17,091,882	4,405	—	17,096,287	17,096,287	752,159	2007	40 yrs.
1487 South Highway 101	Greer, SC	—	464,237	—	5,136,776	1,301,738	4,299,275	5,601,012	13,817	2007	40 yrs.
1 Enterprise Parkway	Hampton, VA	—	974,675	5,579,869	1,433,088	974,675	7,012,957	7,987,632	2,255,340	1987	40 yrs.
22 Enterprise Parkway	Hampton, VA	—	1,097,368	6,760,778	1,257,471	1,097,368	8,018,248	9,115,617	2,462,312	1990	40 yrs.
5 Manhattan Square	Hampton, VA	—	207,368	—	1,663,695	212,694	1,658,368	1,871,063	543,765	1999	40 yrs.
1317 Executive Boulevard	Hampton, VA	—	1,650,423	—	7,668,631	1,128,829	8,190,225	9,319,054	348,381	2006	40 yrs.
21 Enterprise Parkway	Hampton, VA	—	263,668	8,167,118	382,338	265,719	8,547,405	8,813,124	1,848,003	1999	40 yrs.
521 Butler Farm Road	Hampton, VA	—	750,769	2,911,149	261,271	710,486	3,212,702	3,923,188	464,095	2003	40 yrs.
7317 Parkway Drive	Hanover, MD	—	1,104,359	1,959,671	79,319	1,104,359	2,038,990	3,143,349	570,967	1983	40 yrs.
600 Industrial Drive	Harrisburg, PA	—	7,743,800	—	28,472,202	9,368,557	26,847,444	36,216,001	1,554,062	2005	40 yrs.
500 McCarthy Drive	Harrisburg, PA	—	5,194,872	19,991,436	4,234,765	5,687,013	23,734,060	29,421,073	3,011,485	2005	40 yrs.
4170 Mendenhall Oaks Parkway	High Point , NC	—	143,699	—	2,210,943	373,502	1,981,140	2,354,642	655,531	1999	40 yrs.
4180 Mendenhall Oaks Parkway	High Point , NC	—	121,329	—	1,835,505	315,614	1,641,220	1,956,834	584,926	1999	40 yrs.
4050 Piedmont Parkway	High Point , NC	—	801,902	—	20,721,590	2,042,159	19,481,334	21,523,492	5,353,041	1998	40 yrs.
4523 Green Point Drive	High Point, NC	—	234,564	—	3,109,110	235,698	3,107,976	3,343,674	1,269,229	1988	40 yrs.
4501 Green Point Drive	High Point, NC	—	319,289	—	2,606,925	320,450	2,605,765	2,926,214	1,303,596	1989	40 yrs.
4500 Green Point Drive	High Point, NC	—	230,622	—	2,310,319	231,692	2,309,249	2,540,941	1,196,924	1989	40 yrs.
2427 Penny Road	High Point, NC	—	1,165,664	—	3,476,301	655,240	3,986,724	4,641,965	1,791,684	1990	40 yrs.
4524 Green Point Drive	High Point, NC	—	182,810	—	2,396,132	183,888	2,395,053	2,578,942	1,194,991	1989	40 yrs.
4344 Federal Drive	High Point, NC	—	484,001	—	2,780,986	173,623	3,091,365	3,264,988	1,223,712	1996	40 yrs.
4000 Piedmont Parkway	High Point, NC	—	592,885	4,825,615	929,937	597,368	5,751,069	6,348,438	2,122,813	1989	40 yrs.
4380 Federal Drive	High Point, NC	—	282,996	—	2,204,882	283,368	2,204,510	2,487,878	859,427	1997	40 yrs.
4388 Federal Drive	High Point, NC	—	143,661	—	1,210,692	132,655	1,221,699	1,354,353	492,073	1997	40 yrs.
4160 Mendenhall Oaks Parkway	High Point, NC	—	285,882	—	3,361,383	545,627	3,101,638	3,647,265	1,010,657	1998	40 yrs.
4194 Mendenhall Oaks Parkway	High Point, NC	—	102,372	—	2,619,333	265,991	2,455,714	2,721,705	830,855	1999	40 yrs.
4196 Mendenhall Oaks Parkway	High Point, NC	—	66,731	—	2,510,094	173,889	2,402,936	2,576,825	857,473	1999	40 yrs.
4300 Federal Drive	High Point, NC	—	264,038	—	2,098,260	276,038	2,086,260	2,362,298	472,345	1998	40 yrs.
4135 Mendenall Oaks Parkway	High Point, NC	—	499,500	—	3,498,674	500,980	3,497,193	3,998,174	863,928	2000	40 yrs.
1498 Eagle Hill Drive	High Point, NC	—	94,274	—	5,933,606	791,880	5,235,999	6,027,879	220,175	2005	40 yrs.
4183 Eagle Hill Drive	High Point, NC	—	122,203		3,911,210	526,266	3,507,147	4,033,413	1,389,311	2001	40 yrs.
4189 Eagle Hill Drive	High Point, NC	—	100,106		3,430,006	431,106	3,099,006	3,530,112	888,462	2001	40 yrs.
4020 Meeting Way	High Point, NC	—	94,232		1,682,549	378,101	1,398,680	1,776,781	377,882	2001	40 yrs.
1400 Mendenhall Oaks Parkway	High Point, NC	—	172,320		7,281,025	984,672	6,468,673	7,453,345	1,437,607	2002	40 yrs.
4191 Mendenhall Oaks Parkway	High Point, NC	—	217,943		3,114,814	611,166	2,721,590	3,332,756	587,303	2002	40 yrs.
4015 Meeting Way	High Point, NC	—	510,000	—	2,787,760	511,869	2,785,890	3,297,759	296,429	2003	40 yrs.
4195 Eagle Hill Drive	High Point, NC	—	107,586	—	3,425,118	505,700	3,027,005	3,532,705	307,026	2004	40 yrs.
400 Mendenhall Oaks Parkway	High Point, NC	—	—	—	1,859,604	665,239	1,194,365	1,859,604	80,912	2004	40 yrs.
4475 Premier Drive	High Point, NC	—	748,693	—	5,888,692	1,525,421	5,111,964	6,637,385	86,535	2006	40 yrs.
4328, 4336 Federal Drive	High Point, NC	3,977,231	521,122	—	7,300,519	825,092	6,996,548	7,821,641	3,907,767	1995	40 yrs.
100 Witmer Road	Horsham, PA	—	3,102,784	—	18,701,183	3,764,784	18,039,184	21,803,967	3,510,902	1996	40 yrs.
132 Welsh Road	Horsham, PA	—	1,333,642	—	4,692,880	1,408,041	4,618,480	6,026,521	1,665,412	1998	40 yrs.
300 Welsh Road — Building 3	Horsham, PA	—	180,459	1,441,473	375,923	180,459	1,817,396	1,997,855	664,949	1983	40 yrs.
300 Welsh Road — Building 4	Horsham, PA	—	282,493	2,256,508	1,843,483	282,493	4,099,990	4,382,483	1,340,245	1983	40 yrs.
2 Walnut Grove Drive	Horsham, PA	—	1,281,870	7,767,374	1,961,590	1,265,363	9,745,470	11,010,834	3,415,954	1989	40 yrs.
5 Walnut Grove Drive	Horsham, PA	—	1,065,951	—	10,117,753	1,939,712	9,243,992	11,183,704	2,280,276	2000	40 yrs.
200 Gibraltar Road	Horsham, PA	—	638,513	5,811,323	1,947,714	638,513	7,759,036	8,397,550	2,878,638	1990	40 yrs.
220 Gibraltar Road	Horsham, PA	—	629,944	5,733,228	1,455,917	629,944	7,189,145	7,819,089	2,644,772	1990	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
240 Gibraltar Road	Horsham, PA	—	629,944	5,733,234	1,915,620	629,944	7,648,854	8,278,798	2,937,215	1990	40 yrs.
1 Walnut Grove Drive	Horsham, PA	—	1,058,901	5,343,606	1,041,557	1,058,901	6,385,163	7,444,064	2,345,767	1986	40 yrs.
181-187 Gibraltar Road	Horsham, PA	—	360,549	3,259,984	787,154	360,549	4,047,138	4,407,687	1,336,533	1982	40 yrs.
104 Rock Road	Horsham, PA	—	330,111	2,981,669	594,916	330,111	3,576,586	3,906,696	941,454	1974	40 yrs.
123-135 Rock Road	Horsham, PA	—	292,360	2,411,677	2,409,782	393,019	4,720,800	5,113,819	1,162,452	1975	40 yrs.
111-159 Gibraltar Road	Horsham, PA	—	489,032	4,126,151	1,367,375	489,032	5,493,526	5,982,558	1,693,767	1981	40 yrs.
161-175 Gibraltar Road	Horsham, PA	—	294,673	2,663,722	987,299	294,673	3,651,020	3,945,694	1,105,985	1976	40 yrs.
103-109 Gibraltar Road	Horsham, PA	—	270,906	2,448,500	818,872	270,906	3,267,371	3,538,278	1,270,550	1978	40 yrs.
210-223 Witmer Road	Horsham, PA	—	270,282	2,441,276	1,940,611	270,282	4,381,887	4,652,169	1,282,445	1972	40 yrs.
100 Gibraltar Road	Horsham, PA	—	38,729	349,811	9,589	38,729	359,400	398,129	99,409	1975	40 yrs.
101 Gibraltar Road	Horsham, PA	—	651,990	5,888,989	1,561,435	732,552	7,369,862	8,102,414	2,305,103	1977	40 yrs.
506 Prudential Road	Horsham, PA	—	208,140	895,470	723,059	208,140	1,618,529	1,826,669	440,823	1973	40 yrs.
113-123 Rock Road	Horsham, PA	—	351,072	3,171,001	589,814	451,731	3,660,155	4,111,887	1,012,999	1975	40 yrs.
101-111 Rock Road	Horsham, PA	—	350,561	3,166,389	864,263	452,251	3,928,962	4,381,213	1,231,119	1975	40 yrs.
120 Gibraltar Road	Horsham, PA	—	533,142	4,830,515	2,416,512	558,142	7,222,027	7,780,169	1,897,838	1980	40 yrs.
110 Gibraltar Road	Horsham, PA	—	673,041	5,776,369	2,584,619	673,041	8,360,988	9,034,029	2,534,483	1979	40 yrs.
100-107 Lakeside Drive	Horsham, PA	—	239,528	2,163,498	712,712	255,528	2,860,210	3,115,738	976,181	1982	40 yrs.
200-264 Lakeside Drive	Horsham, PA	—	502,705	4,540,597	1,536,610	502,705	6,077,207	6,579,912	1,814,424	1982	40 yrs.
300-309 Lakeside Drive	Horsham, PA	—	369,475	3,338,761	1,842,034	376,475	5,173,795	5,550,270	1,986,944	1982	40 yrs.
400-445 Lakeside Drive	Horsham, PA	—	543,628	4,910,226	2,760,384	583,628	7,630,610	8,214,238	2,476,732	1981	40 yrs.
201 Gibraltar Road	Horsham, PA	—	380,127	3,433,433	1,997,494	380,802	5,430,252	5,811,054	1,627,010	1983	40 yrs.
300 Welsh Road	Horsham, PA	—	696,061	3,339,991	570,429	696,061	3,910,420	4,606,480	1,115,040	1985	40 yrs.
700 Dresher Road	Horsham, PA	—	2,551,777	3,020,638	4,696,950	2,565,140	7,704,225	10,269,365	3,764,912	1987	40 yrs.
680 Blair Mill Road	Horsham, PA	—	3,527,151		17,434,151	4,138,577	16,822,725	20,961,302	3,116,684	2001	40 yrs.
102 Rock Road	Horsham, PA	—	1,110,209	2,301,302	1,133,191	1,114,985	3,429,717	4,544,702	662,819	1985	40 yrs.
335 Commerce Drive	Horsham, PA	—	—	—	8,757,475	182,400	8,575,075	8,757,475	1,064,979	2002	40 yrs.
255 Business Center Drive	Horsham, PA	—	1,154,289	2,007,214	573,608	1,140,597	2,594,513	3,735,111	391,690	2003	40 yrs.
355 Business Center Drive	Horsham, PA	—	483,045	898,798	253,426	471,171	1,164,098	1,635,270	243,111	2003	40 yrs.
455 Business Center Drive	Horsham, PA	—	1,351,011	2,503,449	1,927,940	1,322,317	4,460,083	5,782,400	1,031,964	2003	40 yrs.
555 Business Center Drive	Horsham, PA	—	727,420	1,353,650	194,047	709,967	1,565,151	2,275,118	345,712	2003	40 yrs.
7 Walnut Grove Drive	Horsham, PA	—	2,631,696	—	18,587,588	2,631,956	18,587,328	21,219,284	621,811	2006	40 yrs.
261-283 Gibraltar Road	Horsham, PA	*	464,871	3,951,972	1,775,341	464,871	5,727,312	6,192,183	1,216,076	1978	40 yrs.
231-237 Gibraltar Road	Horsham, PA	*	436,952	3,948,963	727,352	436,952	4,676,314	5,113,267	1,504,124	1981	40 yrs.
104 Witmer Road	Horsham, PA	*	1,248,148	—	1,133,749	189,793	2,192,104	2,381,897	931,792	1975	40 yrs.
719 Dresher Road	Horsham, PA	*	493,426	2,812,067	251,335	495,112	3,061,716	3,556,828	851,187	1987	40 yrs.
4 Walnut Grove	Horsham, PA	*	2,515,115	—	10,792,470	2,515,115	10,792,470	13,307,585	1,870,755	1999	40 yrs.
747 Dresher Road	Horsham, PA	—	1,607,238	—	5,193,398	1,607,977	5,192,658	6,800,636	2,713,953	1988	40 yrs.
507 Prudential Road	Horsham, PA	—	644,900	5,804,100	8,818,780	1,131,380	14,136,400	15,267,780	4,600,504	1988	40 yrs.
767 Electronic Drive	Horsham, PA	*	1,229,685	—	3,430,171	1,241,970	3,417,886	4,659,856	1,742,609	1996	40 yrs.
16445 Air Center Boulevard	Houston, TX	—	363,339	2,509,186	641,300	363,339	3,150,486	3,513,826	1,208,934	1997	40 yrs.
16405 Air Center Boulevard	Houston, TX	—	438,853	3,030,396	438,371	438,853	3,468,766	3,907,619	1,057,848	1997	40 yrs.
16580 Air Center Boulevard	Houston, TX	—	289,000	3,559,857	269,417	289,000	3,829,274	4,118,275	1,055,346	1997	40 yrs.
1755 Trans Central Drive	Houston, TX	—	293,534	3,036,269	190,651	306,147	3,214,306	3,520,453	752,950	1999	40 yrs.
16680 Central Green Boulevard	Houston, TX	—	311,952	—	3,956,813	492,869	3,775,895	4,268,765	83,075	2001	40 yrs.
16605 Air Center Boulevard	Houston, TX	—	298,999		3,770,315	496,186	3,573,128	4,069,314	988,599	2002	40 yrs.
10739 West Little York Road	Houston, TX	—	797,931	5,950,894	321,145	799,560	6,270,410	7,069,970	1,161,015	1999	40 yrs.
10735 West Little York Road	Houston, TX	—	1,110,988	6,351,946	1,711,950	1,135,483	8,039,401	9,174,884	1,159,934	2000	40 yrs.
8801-19 & 8821-49 Fallbrook Drive	Houston, TX	—	2,290,001	15,297,141	1,590,836	2,290,002	16,887,976	19,177,978	2,452,452	2000	40 yrs.
16685 Air Center Boulevard	Houston, TX	—	—	—	2,935,268	414,691	2,520,577	2,935,268	339,028	2004	40 yrs.
8825-8839 N Sam Houston Pkwy	Houston, TX	—	638,453	3,258,815	565,588	638,477	3,824,378	4,462,856	531,488	2004	40 yrs.
8850-8872 Fallbrook Drive	Houston, TX	—	504,317	2,878,351	1,014,679	504,341	3,893,006	4,397,347	563,067	2004	40 yrs.
8802-8824 Fallbrook Drive	Houston, TX	—	1,114,406	6,364,767	2,636,014	2,775,021	7,340,166	10,115,187	1,029,169	2004	40 yrs.
16602 Central Green Boulevard	Houston, TX	—	284,403	—	4,495,522	503,779	4,276,146	4,779,925	356,764	2005	40 yrs.
1646 Rankin Road	Houston, TX	—	329,961	—	4,895,126	592,234	4,632,853	5,225,087	384,256	2005	40 yrs.
8301 Fallbrook Drive	Houston, TX	—	4,515,862	—	23,627,618	5,877,884	22,265,596	28,143,480	334,684	2006	40 yrs.
5200 N. Sam Houston Parkway	Houston, TX	—	1,519,458	7,135,548	2,697,458	1,520,074	9,832,389	11,352,464	332,982	2007	40 yrs.
5250 N. Sam Houston Parkway	Houston, TX	—	2,173,287	8,868,256	1,972,563	2,173,942	10,840,164	13,014,106	306,826	2007	40 yrs.
11201 Greens Crossing Boulevard	Houston, TX	—	1,006,194	5,412,584	2,705,102	1,008,542	8,115,337	9,123,879	229,320	2007	40 yrs.
850 Greens Parkway	Houston, TX	—	2,893,405	11,593,197	2,456,282	2,899,861	14,043,023	16,942,883	340,455	2007	40 yrs.
860 Greens Parkway	Houston, TX	—	1,399,365	6,344,650	1,528,602	1,374,012	7,898,606	9,272,618	193,441	2007	40 yrs.
20 Wright Avenue	Hunt Valley, MD	—	1,205,946	—	9,645,838	1,861,025	8,990,759	10,851,784	2,048,033	2001	40 yrs.
4 North Park Drive	Hunt Valley, MD	—	3,269,948	13,551,370	1,458,110	3,269,948	15,009,480	18,279,428	2,150,558	2003	40 yrs.
6 North Park Drive	Hunt Valley, MD	—	2,077,949	8,770,566	984,562	2,077,949	9,755,128	11,833,077	1,644,000	2003	40 yrs.
10 North Park Drive	Hunt Valley, MD	—	2,211,969	7,816,042	238,720	2,211,969	8,054,762	10,266,731	1,069,482	2003	40 yrs.
307 International Circle	Hunt Valley, MD	—	3,538,319	14,190,832	13,353,055	3,542,881	27,539,324	31,082,206	2,691,105	2004	40 yrs.
309 International Circle	Hunt Valley, MD	—	613,667	2,458,204	700,193	615,096	3,156,968	3,772,064	302,865	2004	40 yrs.
311 International Circle	Hunt Valley, MD	—	313,365	1,281,093	76,921	314,572	1,356,807	1,671,380	108,395	2004	40 yrs.
8775 Baypine Road	Jacksonville, FL	—	906,804	—	10,034,442	913,013	10,028,233	10,941,246	2,358,535	1989	40 yrs.
8665,8667,8669 Baypine Road	Jacksonville, FL	—	966,552	—	5,987,169	974,959	5,978,762	6,953,721	3,075,507	1987	40 yrs.
7970 Bayberry Road	Jacksonville, FL	—	127,520	—	1,391,397	129,979	1,388,938	1,518,917	1,104,987	1978	40 yrs.
7077 Bonneval Road	Jacksonville, FL	—	768,000	5,789,000	3,526,767	774,020	9,309,747	10,083,767	4,201,227	1988	40 yrs.
4190 Belfort Road	Jacksonville, FL	—	821,000	5,866,000	3,356,397	827,420	9,215,977	10,043,397	4,496,680	1986	40 yrs.
7020 AC Skinner Parkway	Jacksonville, FL	—	398,257	—	2,717,001	749,811	2,365,448	3,115,258	1,158,479	1996	40 yrs.
7022 AC Skinner Parkway	Jacksonville, FL	—	706,934	—	3,572,340	853,981	3,425,294	4,279,274	1,510,930	1996	40 yrs.
11777 Central Highway	Jacksonville, FL	—	92,207	429,997	1,275,050	140,426	1,656,828	1,797,254	1,127,183	1985	40 yrs.
4345 Southpoint Parkway	Jacksonville, FL	—	—	—	8,791,159	418,093	8,373,065	8,791,159	2,765,051	1998	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
7016 AC Skinner Parkway	Jacksonville, FL	—	597,181	—	2,373,250	602,633	2,367,799	2,970,431	1,140,862	1996	40 yrs.
7018 AC Skinner Parkway	Jacksonville, FL	—	840,996	—	4,694,026	846,461	4,688,561	5,535,022	2,186,102	1997	40 yrs.
7014 AC Skinner Parkway	Jacksonville, FL	—	574,198	—	3,580,008	780,486	3,373,720	4,154,206	1,385,190	1999	40 yrs.
6620 Southpoint Drive	Jacksonville, FL	—	614,602	4,267,477	1,017,166	614,602	5,284,642	5,899,245	1,858,105	1984	40 yrs.
7980 Bayberry Road	Jacksonville, FL	—	330,726	1,338,101	17,776	330,726	1,355,877	1,686,603	394,141	1978	40 yrs.
6600 Southpoint Parkway	Jacksonville, FL	—	998,432	4,055,727	828,152	1,002,704	4,879,607	5,882,311	1,750,059	1986	40 yrs.
6700 Southpoint Parkway	Jacksonville, FL	—	620,719	2,989,746	789,809	624,215	3,776,060	4,400,274	1,563,846	1987	40 yrs.
4801 Executive Park Court - 100	Jacksonville, FL	—	554,993	2,993,277	1,358,664	554,542	4,352,392	4,906,935	1,671,990	1990	40 yrs.
4801 Executive Park Court - 200	Jacksonville, FL	—	370,017	1,995,518	367,780	370,039	2,363,276	2,733,315	759,393	1990	40 yrs.
4810 Executive Park Court	Jacksonville, FL	—	369,694	3,045,639	1,007,513	370,039	4,052,807	4,422,846	1,281,897	1990	40 yrs.
6602 Executive Park Court - 100	Jacksonville, FL	—	388,519	2,095,293	299,475	388,541	2,394,745	2,783,287	790,611	1993	40 yrs.
6602 Executive Park Court - 200	Jacksonville, FL	—	296,014	1,596,347	453,476	296,032	2,049,805	2,345,837	645,669	1993	40 yrs.
6631 Executive Park Court - 100	Jacksonville, FL	—	251,613	1,356,849	525,120	251,627	1,881,955	2,133,582	791,232	1994	40 yrs.
6631 Executive Park Court - 200	Jacksonville, FL	—	406,561	2,195,070	274,915	407,043	2,469,503	2,876,546	817,142	1994	40 yrs.
4815 Executive Park Court - 100	Jacksonville, FL	—	366,317	1,975,393	409,677	366,339	2,385,048	2,751,387	876,448	1995	40 yrs.
4815 Executive Park Court - 200	Jacksonville, FL	—	462,522	2,494,397	512,344	462,549	3,006,713	3,469,263	1,049,949	1995	40 yrs.
4825 Executive Park Court	Jacksonville, FL	—	601,278	3,242,491	287,899	601,401	3,530,267	4,131,668	1,166,422	1996	40 yrs.
4820 Executive Park Court	Jacksonville, FL	—	555,173	2,693,130	777,785	555,213	3,470,875	4,026,088	1,111,648	1997	40 yrs.
6601 Executive Park Circle North	Jacksonville, FL	—	551,250	3,128,361	110,993	551,250	3,239,353	3,790,603	876,571	1992	40 yrs.
4901 Belfort Road	Jacksonville, FL	—	877,964	2,360,742	2,857,775	877,964	5,218,517	6,096,481	2,096,702	1986	40 yrs.
4875 Belfort Road	Jacksonville, FL	—	2,089,347	—	12,746,697	2,287,152	12,548,892	14,836,044	19,127	1998	40 yrs.
4899 Belfort Road	Jacksonville, FL	—	1,299,201	—	8,299,049	1,168,062	8,430,188	9,598,250	2,332,310	2000	40 yrs.
4905 Belfort Street	Jacksonville, FL	—	638,154	—	3,467,521	641,272	3,464,403	4,105,675	1,067,726	2000	40 yrs.
7251 Salisbury Road	Jacksonville, FL	—	—	—	3,567,820	662,559	2,905,261	3,567,820	883,202	2000	40 yrs.
10245 Centurion Parkway North	Jacksonville, FL	—	852,644	3,510,889	1,038,509	853,704	4,548,337	5,402,042	1,287,220	1996	40 yrs.
4887 Belfort Road	Jacksonville, FL	—	1,299,202		8,013,821	1,665,915	7,647,107	9,313,022	2,008,217	2002	40 yrs.
7255 Salisbury Road	Jacksonville, FL	—	392,060		2,975,677	680,766	2,686,971	3,367,737	700,627	2002	40 yrs.
5201 Gate Parkway	Jacksonville, FL	—	3,836,532	—	21,433,694	4,269,346	21,000,880	25,270,226	2,025,647	2005	40 yrs.
3200 Horizon Drive	King of Prussia, PA	—	928,637	—	7,121,324	1,210,137	6,839,824	8,049,961	2,905,022	1996	40 yrs.
440 East Swedesford Road	King of Prussia, PA	—	717,001	4,816,121	3,338,962	717,001	8,155,083	8,872,084	3,226,346	1988	40 yrs.
460 East Swedesford Road	King of Prussia, PA	—	705,317	4,737,487	4,321,549	705,317	9,059,036	9,764,353	2,487,896	1988	40 yrs.
151 South Warner Road	King of Prussia, PA	—	1,218,086	6,937,866	6,630,138	1,186,972	13,599,118	14,786,090	283,014	1980	40 yrs.
3604 Horizon Drive	King of Prussia, PA	—	397,178	—	1,628,625	350,874	1,674,929	2,025,803	750,858	1998	40 yrs.
3606 Horizon Drive	King of Prussia, PA	—	789,409	—	2,125,279	815,855	2,098,833	2,914,688	876,136	1997	40 yrs.
650 Swedesford Road	King of Prussia, PA	—	952,911	6,722,830	9,556,741	952,911	16,279,570	17,232,481	7,018,413	1971	40 yrs.
680 Swedesford Road	King of Prussia, PA	—	952,361	6,722,830	8,367,206	952,361	15,090,036	16,042,397	6,558,527	1971	40 yrs.
3600 Horizon Drive	King of Prussia, PA	—	236,432	1,856,252	784,645	236,432	2,640,897	2,877,328	758,733	1989	40 yrs.
3602 Horizon Drive	King of Prussia, PA	—	217,734	1,759,489	338,288	217,809	2,097,701	2,315,510	677,108	1989	40 yrs.
2700 Horizon Drive	King of Prussia, PA	—	764,370	—	4,242,628	867,815	4,139,183	5,006,998	1,403,069	1998	40 yrs.
2900 Horizon Drive	King of Prussia, PA	—	679,440	—	3,503,074	774,096	3,408,418	4,182,514	1,096,966	1998	40 yrs.
2500 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	2,866,474	592,886	2,783,167	3,376,054	1,104,642	1999	40 yrs.
2300 Renaissance Boulevard	King of Prussia, PA	—	509,580	—	3,042,297	574,152	2,977,725	3,551,877	958,737	1999	40 yrs.
2100 Renaissance Boulevard	King of Prussia, PA	—	1,110,111	—	9,339,057	1,132,519	9,316,649	10,449,169	3,018,221	1999	40 yrs.
3400 Horizon Drive	King of Prussia, PA	—	776,496	3,139,068	1,276,655	776,496	4,415,723	5,192,219	1,336,234	1995	40 yrs.
2301 Renaissance Boulevard	King of Prussia, PA	—	1,645,246	—	30,063,879	4,581,649	27,127,475	31,709,124	6,028,262	2002	40 yrs.
2520 Renaissance Boulevard	King of Prussia, PA	—	1,020,000	—	5,015,045	978,402	5,056,643	6,035,045	2,170,675	1999	40 yrs.
2201 Renaissance Boulevard	King of Prussia, PA	—	—	—	18,888,377	2,413,514	16,474,863	18,888,377	3,917,910	2000	40 yrs.
2540 Renaissance Boulevard	King of Prussia, PA	—	—	—	1,625,497	274,341	1,351,156	1,625,497	439,087	2000	40 yrs.
2560 Renaissance Boulevard	King of Prussia, PA	—	—	—	3,729,254	649,792	3,079,462	3,729,254	983,905	2000	40 yrs.
170 South Warner Road	King of Prussia, PA	—	547,800	3,137,400	3,987,694	458,232	7,214,662	7,672,894	3,544,518	1980	40 yrs.
190 South Warner Road	King of Prussia, PA	—	552,200	3,162,600	1,647,906	461,909	4,900,797	5,362,706	2,466,986	1980	40 yrs.
3500 Horizon Drive	King of Prussia, PA	—	1,204,839	—	2,630,229	1,223,875	2,611,193	3,835,068	827,303	1996	40 yrs.
3000 Horizon Drive	King of Prussia, PA	—	1,191,449	—	2,309,358	946,703	2,554,103	3,500,806	688,183	1997	40 yrs.
3100 Horizon Drive	King of Prussia, PA	*	601,956	—	2,068,047	611,436	2,058,568	2,670,003	842,426	1995	40 yrs.
11425 State Highway 225	LaPorte, TX	—	975,974	3,409,036	8,956	977,542	3,416,424	4,393,966	274,812	2006	40 yrs.
11503 State Highway 225	LaPorte, TX	—	2,561,931	9,779,023	22,961	2,566,047	9,797,868	12,363,915	627,449	2006	40 yrs.
7528 Walker Way	Lehigh Valley, PA	—	893,441	—	5,510,455	779,330	5,624,567	6,403,897	581,674	2004	40 yrs.
8500 Willard Drive	Lehigh, PA	—	6,398,815	—	21,593,357	7,640,417	20,351,755	27,992,172	238,144	2004	40 yrs.
8301 Industrial Boulevard	Lehigh, PA	—	11,249,550	—	44,324,333	11,254,716	44,319,167	55,573,883	3,543,014	2005	40 yrs.
31700 Research Park Drive	Madison Heights, MI	—	373,202	1,824,721	(158,513)	373,203	1,666,207	2,039,410	474,553	1988	40 yrs.
31811 Sherman Avenue	Madison Heights, MI	—	207,599	1,179,010	(152,186)	207,599	1,026,824	1,234,423	315,809	1983	40 yrs.
1201 East Whitcomb Avenue	Madison Heights, MI	—	302,567	1,213,232	(167,324)	302,567	1,045,908	1,348,475	338,473	1980	40 yrs.
1901 Summit Tower Boulevard	Maitland, FL	—	6,078,791	12,348,567	2,270,262	6,083,206	14,614,415	20,697,621	3,698,818	1998	40 yrs.
45-67 Great Valley Parkway	Malvern, PA	—	795,143	—	4,196,561	795,831	4,195,873	4,991,704	2,393,329	1974	40 yrs.
11,15 Great Valley Parkway	Malvern, PA	—	1,837,050	—	15,005,064	1,837,878	15,004,237	16,842,114	10,408,833	1986	40 yrs.
27-43 Great Valley Parkway	Malvern, PA	—	448,775	—	2,545,542	449,447	2,544,870	2,994,317	1,684,414	1977	40 yrs.
1 Country View Road	Malvern, PA	—	400,000	3,600,000	1,004,647	406,421	4,598,226	5,004,647	1,810,575	1982	40 yrs.
200 Chesterfield Parkway	Malvern, PA	—	495,893	2,739,093	649,407	588,384	3,296,009	3,884,393	2,113,705	1989	40 yrs.
50 Morehall Road	Malvern, PA	—	849,576	—	13,051,932	1,337,076	12,564,432	13,901,508	5,256,060	1997	40 yrs.
1 Great Valley Parkway	Malvern, PA	—	419,460	3,792,570	330,704	419,460	4,123,273	4,542,734	1,272,070	1982	40 yrs.
5 Great Valley Parkway	Malvern, PA	—	684,200	6,181,661	1,594,348	684,200	7,776,009	8,460,209	2,367,337	1983	40 yrs.
1001 Cedar Hollow Road	Malvern, PA	—	1,436,814	—	16,097,184	1,676,470	15,857,528	17,533,998	6,046,629	1998	40 yrs.
3 Country View Road	Malvern, PA	—	814,278	—	4,946,433	1,128,881	4,631,830	5,760,711	1,237,565	1998	40 yrs.
425 Technology Drive	Malvern, PA	—	191,114	—	2,112,927	321,473	1,982,568	2,304,041	846,015	1998	40 yrs.
375 Technology Drive	Malvern, PA	—	191,114	—	2,018,620	234,922	1,974,811	2,209,734	812,215	1998	40 yrs.
45 Liberty Boulevard	Malvern, PA	—	4,380,221	—	15,314,868	4,749,748	14,945,341	19,695,089	5,592,198	1999	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
100 Chesterfield Parkway	Malvern, PA	—	1,320,625	—	6,714,624	1,451,139	6,584,110	8,035,249	2,703,488	1998	40 yrs.
600 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,255,848	2,171,080	8,098,519	10,269,598	2,977,313	1999	40 yrs.
700 Chesterfield Parkway	Malvern, PA	—	2,013,750	—	8,216,674	2,158,337	8,072,087	10,230,424	2,945,440	1999	40 yrs.
18 Great Valley Parkway	Malvern, PA	—	394,036	3,976,221	99,539	397,293	4,072,504	4,469,796	1,029,148	1980	40 yrs.
11 Great Valley Parkway	Malvern, PA	—	496,297	—	3,226,924	708,331	3,014,890	3,723,221	810,169	2001	40 yrs.
40 Liberty Boulevard	Malvern, PA	—	4,241,137	17,737,090	2,182,842	4,241,167	19,919,901	24,161,068	6,188,393	1989	40 yrs.
2 West Liberty Boulevard	Malvern, PA	—	5,405,041	—	11,635,939	5,405,042	11,635,938	17,040,980	1,218,933	2003	40 yrs.
10 Great Valley Parkway	Malvern, PA	—	823,540	1,341,376	315,887	832,244	1,648,558	2,480,802	250,709	2003	40 yrs.
10, 20 Liberty Boulevard	Malvern, PA	—	724,058	—	5,760,414	724,846	5,759,626	6,484,472	2,818,957	1985	40 yrs.
420 Lapp Road	Malvern, PA	—	1,054,418	—	7,140,197	1,055,243	7,139,372	8,194,615	3,580,383	1989	40 yrs.
14 Lee Boulevard	Malvern, PA	—	664,282	—	6,022,257	643,892	6,042,647	6,686,539	3,107,281	1988	40 yrs.
500 Chesterfield Parkway	Malvern, PA	—	472,364	—	3,323,124	519,742	3,275,746	3,795,488	1,804,871	1988	40 yrs.
300-400 Chesterfield Parkway	Malvern, PA	—	937,212	—	5,742,100	1,012,843	5,666,469	6,679,312	2,967,422	1988	40 yrs.
40 Valley Stream Parkway	Malvern, PA	—	322,918	—	3,282,210	325,775	3,279,352	3,605,128	1,678,712	1987	40 yrs.
50 Valley Stream Parkway	Malvern, PA	—	323,971	—	3,204,468	323,792	3,204,647	3,528,439	1,436,712	1987	40 yrs.
20 Valley Stream Parkway	Malvern, PA	—	465,539	—	5,835,528	466,413	5,834,654	6,301,067	3,318,987	1987	40 yrs.
257-275 Great Valley Parkway	Malvern, PA	—	504,611	—	5,192,928	505,458	5,192,081	5,697,539	3,345,868	1983	40 yrs.
300 Technology Drive	Malvern, PA	—	368,626	—	1,344,816	374,497	1,338,945	1,713,442	769,673	1985	40 yrs.
277-293 Great Valley Parkway	Malvern, PA	—	530,729	—	2,452,813	531,534	2,452,008	2,983,542	1,480,904	1984	40 yrs.
311 Technology Drive	Malvern, PA	—	397,131	—	2,911,205	397,948	2,910,388	3,308,336	1,616,977	1984	40 yrs.
7 Great Valley Parkway	Malvern, PA	—	176,435	—	5,105,230	177,317	5,104,349	5,281,665	3,183,485	1985	40 yrs.
55 Valley Stream Parkway	Malvern, PA	—	215,005	—	4,393,160	215,818	4,392,348	4,608,165	2,300,673	1983	40 yrs.
65 Valley Stream Parkway	Malvern, PA	—	381,544	—	7,203,727	382,361	7,202,910	7,585,271	4,415,881	1983	40 yrs.
508 Lapp Road	Malvern, PA	—	331,392	—	2,021,104	332,216	2,020,280	2,352,496	1,333,384	1984	40 yrs.
10 Valley Stream Parkway	Malvern, PA	—	509,075	—	3,142,498	509,899	3,141,674	3,651,573	1,876,084	1984	40 yrs.
333 Phoenixville Pike	Malvern, PA	—	523,530	—	3,109,124	524,230	3,108,424	3,632,654	1,735,696	1985	40 yrs.
30 Great Valley Parkway	Malvern, PA	—	128,126	—	385,634	128,783	384,977	513,760	330,693	1975	40 yrs.
77-123 Great Valley Parkway	Malvern, PA	—	887,664	—	5,989,734	888,359	5,989,039	6,877,398	3,817,572	1978	40 yrs.
205 Great Valley Parkway	Malvern, PA	—	1,368,259	—	10,951,703	1,369,003	10,950,959	12,319,962	7,311,132	1981	40 yrs.
12,14,16 Great Valley Parkway	Malvern, PA	—	130,689	—	1,560,924	128,767	1,562,846	1,691,613	1,010,537	1982	40 yrs.
155 Great Valley Parkway	Malvern, PA	—	625,147	—	2,627,280	626,068	2,626,359	3,252,427	1,682,215	1981	40 yrs.
510 Lapp Road	Malvern, PA	—	356,950	—	926,587	357,751	925,786	1,283,537	615,963	1983	40 yrs.
60 Morehall Road	Malvern, PA	—	865,424	9,285,000	5,003,181	884,974	14,268,631	15,153,605	7,616,738	1989	40 yrs.
5 Country View Road	Malvern, PA	—	785,168	4,678,632	1,056,753	786,235	5,734,318	6,520,553	2,238,508	1985	40 yrs.
75 Great Valley Parkway	Malvern, PA	233,819	143,074	—	888,076	143,811	887,338	1,031,150	639,417	1977	40 yrs.
7550 Meridian Circle	Maple Grove, MN	—	513,250	2,901,906	480,768	513,250	3,382,673	3,895,923	924,902	1989	40 yrs.
701A Route 73 South	Marlton, NJ	—	264,387	3,772,000	4,136,671	271,743	7,901,315	8,173,058	3,869,216	1987	40 yrs.
701C Route 73 South	Marlton, NJ	—	84,949	1,328,000	630,335	96,161	1,947,123	2,043,284	787,244	1987	40 yrs.
400 Lippincott Drive	Marlton, NJ	—	69,402		3,794,883	317,799	3,546,486	3,864,285	1,160,762	1999	40 yrs.
406 Lippincott Drive	Marlton, NJ	—	321,455	1,539,871	1,152,052	327,554	2,685,824	3,013,378	1,208,728	1990	40 yrs.
301 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	1,627,277	1,069,838	6,407,440	7,477,277	2,579,480	1988	40 yrs.
303 Lippincott Drive	Marlton, NJ	—	1,069,837	4,780,163	3,061,402	1,069,838	7,841,565	8,911,402	3,095,840	1988	40 yrs.
901 Route 73	Marlton, NJ	—	334,411	2,733,314	822,958	334,411	3,556,271	3,890,683	1,303,790	1985	40 yrs.
404 Lippincott Drive	Marlton, NJ	—	131,896	—	1,809,487	131,896	1,809,487	1,941,383	732,345	1997	40 yrs.
402 Lippincott Drive	Marlton, NJ	—	131,896	—	2,096,558	131,896	2,096,558	2,228,454	785,592	1997	40 yrs.
75 Brookfield Oaks Drive	Mauldin, SC	—	419,731	—	2,476,356	430,909	2,465,178	2,896,087	276,134	2003	40 yrs.
65 Brookfield Oaks Drive	Mauldin, SC	—	557,174	—	2,745,259	506,318	2,796,116	3,302,434	273,241	2004	40 yrs.
7800 N. 113th Street	Milwaukee, WI	—	1,711,964	6,847,857	417,823	1,711,964	7,265,680	8,977,644	2,144,918	1991	40 yrs.
11950 W. Lake Park Drive	Milwaukee, WI	—	391,813	2,340,118	597,682	394,938	2,934,675	3,329,613	962,505	1986	40 yrs.
11400 W. Lake Park Drive	Milwaukee, WI	—	439,595	2,357,904	352,646	443,101	2,707,044	3,150,145	678,300	1986	40 yrs.
11425 W. Lake Park Drive	Milwaukee, WI	—	382,256	2,350,619	978,198	385,305	3,325,768	3,711,073	1,301,393	1987	40 yrs.
11301 W. Lake Park Drive	Milwaukee, WI	—	614,477	2,626,456	123,888	619,465	2,745,357	3,364,821	679,473	1987	40 yrs.
11900 W. Lake Park Drive	Milwaukee, WI	—	347,853	2,396,887	1,077,279	350,628	3,471,392	3,822,020	1,219,789	1987	40 yrs.
11414 West Park Place	Milwaukee, WI	—	234,443		10,745,623	491,531	10,488,536	10,980,067	3,129,496	2001	40 yrs.
11520 West Calumet Road	Milwaukee, WI	—	341,698	1,527,548	78,494	341,698	1,606,042	1,947,740	372,203	1995	40 yrs.
12100 West Park Place	Milwaukee, WI	—	534,470	3,239,389	572,084	532,370	3,813,573	4,345,943	1,107,320	1984	40 yrs.
11100 West Liberty Drive	Milwaukee, WI	—	1,800,000		7,537,760	1,801,024	7,536,736	9,337,760	1,330,833	2003	40 yrs.
11050 West Liberty Drive	Milwaukee, WI	—	—	—	3,816,745	914,760	2,901,985	3,816,745	175,374	2005	40 yrs.
4700 Nathan Lane North	Minneapolis, MN	—	1,501,308	8,446,083	225,056	1,501,308	8,671,139	10,172,447	2,049,711	1996	40 yrs.
4600 Nathan Lane	Minneapolis, MN	—	1,063,558		6,683,083	1,038,197	6,708,444	7,746,641	2,184,719	2002	40 yrs.
12501 & 12701 Whitewater Drive	Minnegonka, MN	—	2,175,209	3,948,085	7,480,997	2,177,953	11,426,338	13,604,291	1,523,808	1986	40 yrs.
5600 & 5610 Rowland Road	Minnetonka, MN	—	828,650	7,399,409	2,154,498	829,263	9,553,293	10,382,557	3,528,882	1988	40 yrs.
5400-5500 Feltl Road	Minnetonka, MN	—	883,895	7,983,345	2,288,449	883,895	10,271,794	11,155,689	3,272,429	1985	40 yrs.
3400 Lakeside Drive	Miramar, FL	—	2,022,153	11,345,881	1,661,289	2,022,153	13,007,169	15,029,323	3,866,622	1990	40 yrs.
3450 Lakeside Drive	Miramar, FL	—	2,022,152	11,357,143	2,623,700	2,022,152	13,980,843	16,002,994	4,453,379	1990	40 yrs.
3350 SW 148th Avenue	Miramar, FL	—	2,960,511	—	19,988,526	2,980,689	19,968,347	22,949,037	5,995,017	2000	40 yrs.
324 Park Knoll Drive	Morrisville, NC	*	1,449,092	4,424,932	239,301	1,449,450	4,663,875	6,113,325	221,707	2007	40 yrs.
619 Distribution Drive	Morrisville, NC	*	1,031,430	5,655,167	406,756	1,031,685	6,061,668	7,093,353	273,517	2007	40 yrs.
627 Distribution Drive	Morrisville, NC	*	1,061,370	5,152,110	231,852	1,061,632	5,383,700	6,445,332	226,746	2007	40 yrs.
701 Distribution Drive	Morrisville, NC	*	1,300,889	5,313,226	206,727	1,301,211	5,519,632	6,820,842	230,736	2007	40 yrs.
330 Fellowship Road	Mount Laurel, NJ	—	3,730,570	—	15,782,675	3,758,270	15,754,975	19,513,245	118,386	2006	40 yrs.
300 Fellowship Road	Mt Laurel, NJ	—	—	—	7,350,519	1,098,904	6,251,616	7,350,519	838,722	2004	40 yrs.
302 Fellowship Road	Mt Laurel, NJ	—	1,512,120	—	2,931,388	539,060	3,904,448	4,443,507	356,761	2001	40 yrs.
3001 Leadenhall Road	Mt Laurel, NJ	—	1,925,719	191,390	10,965,396	1,936,489	11,146,016	13,082,505	1,731,986	2003	40 yrs.
350 Fellowship Road	Mt Laurel, NJ	—	2,960,159	1,449,611	4,555,353	2,970,687	5,994,436	8,965,123	397,053	2006	40 yrs.
4001 Leadenhall Road	Mt. Laurel, NJ	—	3,207,885	391,167	18,894,592	2,784,694	19,708,950	22,493,644	4,148,410	2002	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
3000 Atrium Way	Mt. Laurel, NJ	—	500,000	4,500,000	5,049,174	512,018	9,537,156	10,049,174	4,500,007	1987	40 yrs.
11000, 15000 Commerce Parkway	Mt. Laurel, NJ	—	310,585	4,394,900	622,498	311,950	5,016,033	5,327,983	2,405,135	1985	40 yrs.
12000, 14000 Commerce Parkway	Mt. Laurel, NJ	—	361,800	3,285,817	968,639	362,855	4,253,401	4,616,256	1,746,377	1985	40 yrs.
16000, 18000 Commerce Parkway	Mt. Laurel, NJ	—	289,700	2,512,683	1,335,052	290,545	3,846,890	4,137,435	1,379,385	1985	40 yrs.
1300 Route 73 North	Mt. Laurel, NJ	—	449,400	3,074,850	2,152,136	450,558	5,225,828	5,676,386	1,991,748	1988	40 yrs.
6000 Commerce Parkway	Mt. Laurel, NJ	—	234,151	2,022,683	902,135	234,151	2,924,818	3,158,969	1,102,498	1985	40 yrs.
7000 Commerce Parkway	Mt. Laurel, NJ	—	260,014	2,236,684	428,261	260,014	2,664,945	2,924,959	947,137	1984	40 yrs.
8000 Commerce Parkway	Mt. Laurel, NJ	—	234,814	1,995,098	468,864	234,814	2,463,962	2,698,776	726,982	1983	40 yrs.
9000 Commerce Parkway	Mt. Laurel, NJ	—	286,587	2,474,820	999,069	286,587	3,473,888	3,760,476	1,235,450	1983	40 yrs.
1000 Briggs Road	Mt. Laurel, NJ	—	288,577	2,546,537	1,481,895	288,577	4,028,432	4,317,009	1,762,710	1986	40 yrs.
1020 Briggs Road	Mt. Laurel, NJ	—	494,334	—	3,166,630	569,184	3,091,781	3,660,964	1,022,257	1999	40 yrs.
2000 Crawford Place	Mt. Laurel, NJ	—	310,831	2,797,744	2,918,905	310,831	5,716,649	6,027,480	2,538,858	1986	40 yrs.
5000 Dearborn Court	Mt. Laurel, NJ	—	1,057,763	4,191,827	1,651,610	1,057,763	5,843,437	6,901,200	1,628,440	1988	40 yrs.
1001 Briggs Road	Mt. Laurel, NJ	—	701,705	3,505,652	2,139,294	701,705	5,644,946	6,346,652	2,407,293	1986	40 yrs.
1015 Briggs Road	Mt. Laurel, NJ	—	356,987	—	3,673,175	470,659	3,559,503	4,030,162	1,075,140	2000	40 yrs.
17000 Commerce Parkway	Mt. Laurel, NJ	—	144,515		3,457,069	144,515	3,457,069	3,601,584	962,620	2001	40 yrs.
1025 Briggs Road	Mt. Laurel, NJ	278,931	430,990	3,714,828	1,234,492	430,990	4,949,320	5,380,310	1,830,207	1987	40 yrs.
6 Terry Drive	Newtown, PA	—	622,029	2,228,851	1,023,137	622,205	3,251,811	3,874,016	1,175,053	1981	40 yrs.
550-590 Hale Avenue	Oakdale, MN	—	765,535	3,488,754	666,032	766,390	4,153,931	4,920,320	1,174,506	1996	40 yrs.
1879 Lamont Avenue	Odenton, MD	—	1,976,000	8,099,579	2,469,160	2,011,030	10,533,709	12,544,739	1,157,212	2004	40 yrs.
350 Winmeyer Avenue	Odenton, MD	—	1,778,400	7,289,165	1,867,935	1,809,927	9,125,573	10,935,500	958,092	2004	40 yrs.
9600 Satellite Boulevard	Orlando, FL	—	252,850	1,297,923	62,116	252,850	1,360,039	1,612,889	410,096	1989	40 yrs.
9700 Satellite Boulevard	Orlando, FL	—	405,362	1,146,546	350,999	405,362	1,497,545	1,902,907	472,552	1989	40 yrs.
1902 Cypress Lake Drive	Orlando, FL	—	523,512	3,191,790	1,027,641	538,512	4,204,431	4,742,943	1,349,433	1989	40 yrs.
9550 Satellite Boulevard	Orlando, FL	—	574,831	—	2,330,526	587,319	2,318,038	2,905,357	716,478	1999	40 yrs.
10511 & 10611 Satellite Boulevard	Orlando, FL	—	517,554	2,568,186	487,613	522,991	3,050,362	3,573,353	1,013,101	1985	40 yrs.
1400-1440 Central Florida Parkway	Orlando, FL	—	518,043	2,561,938	862,155	518,043	3,424,093	3,942,136	918,802	1962	40 yrs.
2216 Directors Row	Orlando, FL	—	453,918	2,572,202	30,979	453,918	2,603,181	3,057,099	686,270	1998	40 yrs.
2400 South Lake Orange Drive	Orlando, FL	—	385,964	—	2,409,102	642,427	2,152,639	2,795,066	498,346	2001	40 yrs.
6923 Lee Vista Boulevard	Orlando, FL	—	903,701	—	3,790,657	830,953	3,863,405	4,694,358	218,655	2006	40 yrs.
6501 Lee Vista Boulevard	Orlando, FL	—	903,701		5,560,142	925,671	5,538,172	6,463,843	1,024,755	2001	40 yrs.
2416 Lake Orange Drive	Orlando, FL	—	535,964		3,175,219	704,800	3,006,382	3,711,182	951,877	2002	40 yrs.
10771 Palm Bay Drive	Orlando, FL	—	664,605		2,362,814	685,383	2,342,035	3,027,419	416,722	2001	40 yrs.
10003 Satellite Boulevard	Orlando, FL	—	680,312	2,120,754	1,241,828	680,312	3,362,582	4,042,894	662,327	2003	40 yrs.
1090 Gills Drive	Orlando, FL	—	878,320	2,558,833	1,371,034	878,320	3,929,867	4,808,187	529,509	2003	40 yrs.
2202 Taft-Vineland Road	Orlando, FL	—	—	—	6,631,110	1,283,713	5,347,397	6,631,110	1,072,811	2004	40 yrs.
South Center Land-Phase II	Orlando, FL	—	838,853	—	4,084,539	767,953	4,155,440	4,923,392	298,526	2006	40 yrs.
7315 Kingspointe Parkway	Orlando, FL	—	1,931,697	6,388,203	2,135,046	1,932,004	8,522,943	10,454,946	1,287,196	2004	40 yrs.
2351 Investors Row	Orlando, FL	—	2,261,924	7,496,249	411,516	2,263,211	7,906,478	10,169,689	790,763	2004	40 yrs.
1950 Summit Park Drive	Orlando, FL	—	2,573,700	17,478,646	587,603	2,583,667	18,056,282	20,639,949	1,772,310	2005	40 yrs.
1958 Summit Park Drive	Orlando, FL	—	2,573,961	11,206,937	8,841,420	2,583,216	20,039,102	22,622,318	2,031,969	2005	40 yrs.
6200 Lee Vista Boulevard	Orlando, FL	—	1,423,584	6,399,510	65,322	1,435,301	6,453,115	7,888,416	543,837	2006	40 yrs.
7022 TPC Drive	Orlando, FL	—	1,443,510	6,845,559	572,022	1,457,286	7,403,806	8,861,092	625,097	2006	40 yrs.
7100 TPC Drive	Orlando, FL	—	1,431,489	7,948,341	576,378	1,445,807	8,510,400	9,956,207	576,967	2006	40 yrs.
7101 TPC Drive	Orlando, FL	—	1,553,537	5,301,499	777,653	1,570,863	6,061,826	7,632,689	436,743	2006	40 yrs.
851 Gills Drive	Orlando, FL	—	332,992	—	2,559,105	373,500	2,518,597	2,892,097	28,215	2006	40 yrs.
950 Gills Drive	Orlando, FL	—	443,989	—	2,496,959	464,800	2,476,148	2,940,948	28,432	2006	40 yrs.
1000 Gills Drive	Orlando, FL	—	415,906	—	2,700,326	435,400	2,680,832	3,116,232	36,577	2006	40 yrs.
8751 Skinner Court	Orlando, FL	—	1,009,532	—	5,452,988	1,075,437	5,387,083	6,462,520	50,479	2008	40 yrs.
2256 Taft-Vineland Road	Orlando, FL	—	467,296	—	2,494,666	825,673	2,136,290	2,961,963	237,098	2005	40 yrs.
8801 Tinicum Boulevard	Philadelphia, PA	—	2,474,031	—	43,598,952	125,087	45,947,896	46,072,983	15,252,548	1997	40 yrs.
3 Franklin Plaza	Philadelphia, PA	—	2,483,144	—	32,150,134	2,514,519	32,118,759	34,633,278	7,807,092	1999	40 yrs.
4751 League Island Boulevard	Philadelphia, PA	—	992,965	331,924	6,753,197	1,022,081	7,056,006	8,078,087	989,840	2003	40 yrs.
1 Crescent Drive	Philadelphia, PA	—	567,280	—	14,379,278	347,892	14,598,666	14,946,558	917,104	2004	40 yrs.
4775 League Island Boulevard	Philadelphia, PA	—	891,892	—	5,757,514	366,982	6,282,425	6,649,406	176,510	2006	40 yrs.
4410 E. Cotton Center Boulevard	Phoenix, AZ	—	4,758,484	10,559,563	4,222,270	4,765,172	14,775,144	19,540,317	224,278	2007	40 yrs.
4750 S. 44th Place	Phoenix, AZ	—	3,756,307	8,336,400	3,624,432	3,761,587	11,955,552	15,717,139	175,068	2007	40 yrs.
4435 E. Cotton Center Boulevard	Phoenix, AZ	—	1,910,584	1,954,020	2,167,338	1,911,045	4,120,898	6,031,943	127,251	2007	40 yrs.
4207 E. Cotton Center Boulevard	Phoenix, AZ	—	1,409,908	4,680,808	1,096,836	1,410,248	5,777,305	7,187,552	415,229	2007	40 yrs.
4217 E. Cotton Center Boulevard	Phoenix, AZ	—	4,831,925	10,045,599	2,015,623	4,833,088	12,060,059	16,893,147	598,710	2007	40 yrs.
4425 E. Cotton Center Boulvard	Phoenix, AZ	*	7,318,457	24,549,401	28,556	7,318,457	24,577,957	31,896,413	1,212,322	2007	40 yrs.
4415 E. Cotton Center Boulevard	Phoenix, AZ	*	1,749,957	3,767,213	6,137	1,749,957	3,773,350	5,523,308	260,492	2007	40 yrs.
4405 E. Cotton Center Boulevard	Phoenix, AZ	*	2,646,318	9,697,439	9,441	2,646,318	9,706,880	12,353,198	442,023	2007	40 yrs.
4313 E. Cotton Center Boulevard	Phoenix, AZ	*	3,895,539	16,724,283	1,399,749	3,895,539	18,124,032	22,019,571	913,104	2007	40 yrs.
4303 E. Cotton Center Boulvard	Phoenix, AZ	*	2,619,964	9,675,711	11,076	2,619,964	9,686,787	12,306,751	485,652	2007	40 yrs.
9801 80th Avenue	Pleasant Prairie, WI	—	1,692,077	7,934,794	337,495	1,689,726	8,274,640	9,964,366	2,019,026	1994	40 yrs.
2250 Hickory Road	Plymouth Meeting, PA	—	1,015,851	9,175,555	2,985,528	1,032,507	12,144,428	13,176,935	3,779,952	1985	40 yrs.
2905 Northwest Boulevard	Plymouth, MN	—	516,920	4,646,342	1,932,535	516,920	6,578,877	7,095,797	2,540,236	1983	40 yrs.
2800 Campus Drive	Plymouth, MN	—	395,366	3,554,512	1,165,443	395,366	4,719,955	5,115,321	1,724,869	1985	40 yrs.
2955 Xenium Lane	Plymouth, MN	—	151,238	1,370,140	508,272	151,238	1,878,412	2,029,650	739,900	1985	40 yrs.
2920 Northwest Boulevard	Plymouth, MN	—	392,026	3,433,678	661,796	384,235	4,103,265	4,487,500	1,329,439	1997	40 yrs.
14630-14650 28th Avenue North	Plymouth, MN	—	198,205	1,793,422	782,928	198,205	2,576,350	2,774,555	890,678	1978	40 yrs.
2800 Northwest Boulevard	Plymouth, MN	—	1,934,438	10,952,503	536,220	1,934,438	11,488,723	13,423,161	3,263,618	1995	40 yrs.
9600 54th Avenue	Plymouth, MN	—	332,317	3,077,820	1,020,792	332,317	4,098,612	4,430,929	1,432,032	1998	40 yrs.
1500 SW 5th Court	Pompano Beach, FL	—	972,232	3,892,085	404,585	972,232	4,296,671	5,268,902	1,230,523	1957	40 yrs.
1651 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	129,136	203,247	940,230	1,143,477	336,929	1990	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
1601 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	402,780	203,247	1,213,873	1,417,120	427,797	1990	40 yrs.
1501 SW 5th Court	Pompano Beach, FL	—	203,247	811,093	34,991	203,247	846,085	1,049,332	246,654	1990	40 yrs.
1400 SW 6th Court	Pompano Beach, FL	—	1,157,049	4,620,956	422,912	1,157,049	5,043,868	6,200,917	1,436,541	1986	40 yrs.
1405 SW 6th Court	Pompano Beach, FL	—	392,138	1,565,787	206,898	392,138	1,772,685	2,164,823	519,497	1985	40 yrs.
595 SW 13th Terrace	Pompano Beach, FL	—	359,933	1,437,116	195,253	359,933	1,632,369	1,992,302	453,566	1984	40 yrs.
601 SW 13th Terrace	Pompano Beach, FL	—	164,413	655,933	119,530	164,413	775,463	939,875	280,108	1984	40 yrs.
605 SW 16th Terrace	Pompano Beach, FL	—	310,778	1,238,324	275,029	310,178	1,513,953	1,824,131	442,398	1965	40 yrs.
4300 Carolina Avenue	Richmond, VA	—	2,007,717	14,927,608	496,232	2,009,136	15,422,421	17,431,557	5,304,579	1985	40 yrs.
301 Hill Carter Parkway	Richmond, VA	—	659,456	4,836,010	93,935	659,456	4,929,945	5,589,401	1,673,276	1989	40 yrs.
5600-5626 Eastport Boulevard	Richmond, VA	—	489,941	3,592,900	335,023	489,941	3,927,923	4,417,864	1,439,202	1989	40 yrs.
5650-5674 Eastport Boulevard	Richmond, VA	—	644,384	4,025,480	244,746	644,384	4,270,226	4,914,610	1,618,808	1990	40 yrs.
5700 Eastport Boulevard	Richmond, VA	—	408,729	2,697,348	818,887	408,729	3,516,235	3,924,964	1,291,932	1990	40 yrs.
4101-4127 Carolina Avenue	Richmond, VA	—	310,854	2,279,597	578,738	310,854	2,858,335	3,169,189	965,450	1973	40 yrs.
4201-4261 Carolina Avenue	Richmond, VA	—	693,203	5,083,493	1,669,869	693,203	6,753,362	7,446,565	2,303,775	1975	40 yrs.
4263-4299 Carolina Avenue	Richmond, VA	—	256,203	2,549,649	1,968,381	256,203	4,518,030	4,774,233	1,452,966	1976	40 yrs.
4301-4335 Carolina Avenue	Richmond, VA	—	223,696	1,640,435	2,672,043	223,696	4,312,478	4,536,174	905,854	1978	40 yrs.
4337-4379 Carolina Avenue	Richmond, VA	—	325,303	2,385,557	1,627,330	325,303	4,012,887	4,338,190	1,560,157	1979	40 yrs.
4501-4549 Carolina Avenue	Richmond, VA	—	486,166	3,565,211	410,129	486,166	3,975,340	4,461,506	1,405,245	1981	40 yrs.
4551-4593 Carolina Avenue	Richmond, VA	—	474,360	3,478,646	759,624	474,360	4,238,270	4,712,630	1,362,082	1982	40 yrs.
4601-4643 Carolina Avenue	Richmond, VA	—	652,455	4,784,675	622,565	652,455	5,407,240	6,059,695	2,062,630	1985	40 yrs.
4645-4683 Carolina Avenue	Richmond, VA	—	404,616	2,967,187	1,247,671	404,616	4,214,858	4,619,474	1,942,146	1985	40 yrs.
4447-4491 Carolina Avenue	Richmond, VA	—	454,056	2,729,742	293,897	454,056	3,023,639	3,477,695	1,133,376	1987	40 yrs.
4401-4445 Carolina Avenue	Richmond, VA	—	615,038	4,510,272	397,983	615,038	4,908,255	5,523,293	1,728,465	1988	40 yrs.
2300 East Parham Road	Richmond, VA	—	221,947	1,011,088	2,443	221,947	1,013,531	1,235,478	393,834	1988	40 yrs.
5601-5659 Eastport Boulevard	Richmond, VA	—	705,660	—	4,880,177	720,100	4,865,737	5,585,837	1,927,568	1996	40 yrs.
5900 Eastport Boulevard	Richmond, VA	—	676,661	—	4,822,772	687,898	4,811,535	5,499,433	1,547,220	1997	40 yrs.
4717-4729 Eubank Road	Richmond, VA	—	449,447	3,294,697	746,131	452,263	4,038,011	4,490,274	1,555,342	1978	40 yrs.
4263F-N. Carolina Avenue	Richmond, VA	—	91,476	—	1,652,274	91,599	1,652,151	1,743,750	532,286	1975	40 yrs.
510 Eastpark Court	Richmond, VA	—	261,961	2,110,874	485,076	262,210	2,595,701	2,857,911	929,172	1989	40 yrs.
520 Eastpark Court	Richmond, VA	—	486,118	4,083,582	397,629	486,598	4,480,731	4,967,329	1,472,083	1989	40 yrs.
5701-5799 Eastport Boulevard	Richmond, VA	—	694,644	—	5,851,949	700,503	5,846,090	6,546,593	1,958,624	1998	40 yrs.
530 Eastpark Court	Richmond, VA	—	266,883	—	3,132,390	334,772	3,064,501	3,399,273	1,276,640	1999	40 yrs.
6000 Eastport Blvd	Richmond, VA	—	872,901	—	7,486,746	901,666	7,457,981	8,359,647	132,485	1997	40 yrs.
3829-3855 Gaskins Road	Richmond, VA	—	364,165	3,264,114	39,764	364,165	3,303,879	3,668,044	896,060	1988	40 yrs.
10800 Nuckols Boulevard	Richmond, VA	—	1,432,462	—	14,420,839	1,794,162	14,059,139	15,853,301	3,132,138	2000	40 yrs.
100 Westgate Parkway	Richmond, VA	—	1,140,648	101,824	8,411,249	1,456,084	8,197,637	9,653,721	1,688,941	2001	40 yrs.
200 Westgate Parkway	Richmond, VA	—	1,623,612		6,030,738	1,072,797	6,581,554	7,654,350	1,369,827	2002	40 yrs.
3900 Westerre Parkway	Richmond, VA	—	392,184	—	11,788,193	1,100,000	11,080,377	12,180,377	733,032	2005	40 yrs.
1001 Boulders Parkway	Richmond, VA	—	2,073,739	5,634,796	1,606,286	2,079,643	7,235,178	9,314,821	772,257	2005	40 yrs.
7400 Beaufont Springs Drive	Richmond, VA	—	808,581	7,273,850	1,076,495	810,743	8,348,182	9,158,925	849,550	2005	40 yrs.
1100 Boulders Parkway	Richmond, VA	—	1,276,936	12,052,192	1,391,680	1,280,662	13,440,146	14,720,808	1,107,762	2005	40 yrs.
2020 US Highway 301 South	Riverview, FL	—	1,233,639	13,608,485	109,898	1,233,800	13,718,223	14,952,022	929,938	2006	40 yrs.
6532 Judge Adams Road	Rock Creek, NC	—	354,903	—	3,694,306	399,988	3,649,221	4,049,209	1,182,063	1997	40 yrs.
6530 Judge Adams Road	Rock Creek, NC	—	305,821	—	4,808,367	335,061	4,779,126	5,114,187	1,133,828	1999	40 yrs.
6509 Franz Warner Parkway	Rock Creek, NC	—	360,494		2,829,679	372,494	2,817,679	3,190,173	703,751	2001	40 yrs.
8501 East Raintree Drive	Scottsdale, AZ	—	4,076,412	—	27,621,159	4,115,137	27,582,434	31,697,571	2,337,940	2005	40 yrs.
Renaissance Blvd & Hwy 20	Sturtevant, WI	—	2,484,450	—	21,261,491	2,487,293	21,258,647	23,745,940	896,554	2006	40 yrs.
6950 Harbor View Blvd	Suffolk, VA	—	929,844	—	6,209,197	794,848	6,344,194	7,139,041	531,978	2004	40 yrs.
6900 Harbor View Boulevard	Suffolk, VA	—	904,052	—	8,372,235	807,006	8,469,281	9,276,287	293,059	2006	40 yrs.
13650 NW 8th Street	Sunrise, FL	—	558,223	2,171,930	106,552	558,251	2,278,454	2,836,705	703,684	1991	40 yrs.
13630 NW 8th Street	Sunrise, FL	—	659,797	2,596,275	772,671	659,825	3,368,917	4,028,742	1,244,345	1991	40 yrs.
1301 International Parkway	Sunrise, FL	—	5,100,162	24,219,956	7,393,483	5,100,791	31,612,809	36,713,600	1,335,884	2006	40 yrs.
13621 NW 12th Street	Sunrise, FL	—	5,570,820	16,794,539	(6,363,816)	5,570,820	10,430,723	16,001,543	519,716	2008	40 yrs.
5501-5519 Pioneer Park Boulevard	Tampa, FL	—	162,000	1,613,000	979,607	262,416	2,492,191	2,754,607	774,174	1981	40 yrs.
5690-5694 Crenshaw Street	Tampa, FL	—	181,923	1,812,496	217,470	181,923	2,029,967	2,211,890	697,188	1979	40 yrs.
3102,3104,3110 Cherry Palm Drive	Tampa, FL	—	503,767	2,787,585	1,665,018	503,767	4,452,603	4,956,370	1,853,673	1986	40 yrs.
8401-8408 Benjamin Road	Tampa, FL	—	789,651	4,454,648	2,424,302	769,789	6,898,812	7,668,601	2,731,317	1986	40 yrs.
111 Kelsey Lane	Tampa, FL	—	359,540	1,461,850	660,118	359,540	2,121,968	2,481,508	865,380	1990	40 yrs.
131 Kelsey Lane	Tampa, FL	—	511,463	—	5,348,191	559,527	5,300,127	5,859,654	2,096,018	1985	40 yrs.
7724 Woodland Center Boulevard	Tampa, FL	—	235,893	—	2,344,137	235,894	2,344,136	2,580,030	808,901	1998	40 yrs.
7802-50 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,820,324	506,949	2,670,740	3,177,688	1,185,581	1999	40 yrs.
7852-98 Woodland Center Boulevard	Tampa, FL	—	357,364	—	2,831,556	506,949	2,681,971	3,188,920	1,157,792	1999	40 yrs.
8921 Brittany Way	Tampa, FL	—	224,369	1,063,882	972,276	254,493	2,006,034	2,260,527	564,527	1998	40 yrs.
5250 Eagle Trail Drive	Tampa, FL	—	952,860	—	3,671,277	952,860	3,671,277	4,624,137	1,016,975	1998	40 yrs.
7725 Woodland Center Boulevard	Tampa, FL	—	553,335	—	3,247,449	771,501	3,029,283	3,800,784	753,608	1999	40 yrs.
8001 Woodland Center Boulevard	Tampa, FL	—	350,406	—	2,454,389	438,061	2,366,735	2,804,796	711,284	1999	40 yrs.
4630 Woodland Corporate Boulevard	Tampa, FL	—	943,169	—	12,427,823	1,560,099	11,810,893	13,370,992	2,833,709	2000	40 yrs.
701-725 South US Hwy 301	Tampa, FL	—	419,683	—	3,840,421	661,680	3,598,424	4,260,104	1,365,997	2000	40 yrs.
4502 Woodland Corporate Boulevard	Tampa, FL	—	—	—	4,018,360	1,071,535	2,946,825	4,018,360	675,199	1999	40 yrs.
9001-9015 Brittany Way	Tampa, FL	—	209,841	—	1,877,914	364,514	1,723,242	2,087,756	444,426	2000	40 yrs.
4508 Woodland Corporate Boulevard	Tampa, FL	—	498,598	—	3,258,452	556,887	3,200,163	3,757,050	762,367	2000	40 yrs.
7622 Bald Cypress Place	Tampa, FL	—	—	—	1,305,584	300,000	1,005,584	1,305,584	225,053	2000	40 yrs.
901-933 US Highway 301 South	Tampa, FL	—	500,391		4,041,019	840,314	3,701,097	4,541,411	1,209,118	2001	40 yrs.
4503 Woodland Corporate Boulevard	Tampa, FL	—	—		3,454,328	619,913	2,834,415	3,454,328	580,188	2002	40 yrs.
4505 Woodland Corporate Boulevard	Tampa, FL	—	—		3,361,805	716,594	2,645,211	3,361,805	790,285	2002	40 yrs.
4511 Woodland Corporate Boulevard	Tampa, FL	—	—		2,840,466	686,594	2,153,872	2,840,466	516,379	2002	40 yrs.

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
OPERATING PROPERTIES
7621 Bald Cypress Place (Bldg N)	Tampa, FL	—	—	—	1,482,613	447,498	1,035,115	1,482,613	184,387	2001	40 yrs.
4520 Seedling Circle	Tampa, FL	—	854,797	42,131	2,721,233	854,797	2,763,364	3,618,161	324,144	2003	40 yrs.
501 US Highway 301 South	Tampa, FL	—	898,884	—	3,498,107	900,508	3,496,483	4,396,991	601,264	2004	40 yrs.
9002-9036 Brittany Way	Tampa, FL	—	492,320	—	3,964,055	899,284	3,557,092	4,456,375	898,192	2004	40 yrs.
8900-34 Brittany Was	Tampa, FL	—	537,194	—	4,267,109	978,019	3,826,284	4,804,303	641,478	2005	40 yrs.
200-34 Kelsey Lane	Tampa, FL	—	330,097	—	3,670,597	933,362	3,067,332	4,000,694	545,939	2005	40 yrs.
910-926 Chad Lane	Tampa, FL	—	201,771	—	3,214,736	628,237	2,788,270	3,416,507	268,040	2006	40 yrs.
150-182 Kelsey Lane	Tampa, FL	—	403,541	—	5,545,972	1,181,609	4,767,905	5,949,513	547,200	2006	40 yrs.
8725 Henderson Road	Tampa, FL	—	3,167,787	19,126,318	77,765	3,167,958	19,203,913	22,371,871	1,748,139	2006	40 yrs.
8735 Henderson Road	Tampa, FL	—	3,166,130	18,735,573	901,647	3,166,300	19,637,050	22,803,350	1,772,264	2006	40 yrs.
8705 Henderson Road	Tampa, FL	—	4,303,870	23,688,409	540,212	4,304,102	24,228,389	28,532,491	2,826,951	2006	40 yrs.
8715 Henderson Road	Tampa, FL	—	3,343,910	18,325,599	165,447	3,344,090	18,490,866	21,834,956	1,449,600	2006	40 yrs.
8745 Henderson Road	Tampa, FL	—	2,050,439	11,173,008	369,184	2,050,548	11,542,083	13,592,631	1,060,574	2006	40 yrs.
7851-7861 Woodland Center Blvd	Tampa, FL	—	548,905	2,241,627	115,828	548,905	2,357,455	2,906,360	183,337	2006	40 yrs.
9306-24 East Broadway Avenue	Tampa, FL	—	450,440	—	3,305,840	486,004	3,270,276	3,756,280	50,077	2007	40 yrs.
7930, 8010-20 Woodland Center Boulevard	Tampa, FL	*	1,408,478	5,247,246	1,008,256	1,408,478	6,255,502	7,663,980	2,120,396	1990	40 yrs.
7920 Woodland Center Boulevard	Tampa, FL	*	1,082,648	2,445,444	23,564	1,082,648	2,469,008	3,551,656	721,718	1997	40 yrs.
8154-8198 Woodland Center Boulevard	Tampa, FL	*	399,088	2,868,834	474,519	399,088	3,343,353	3,742,441	1,186,541	1988	40 yrs.
8112-42 Woodland Center Boulevard	Tampa, FL	*	513,263	3,230,239	658,168	513,263	3,888,408	4,401,670	1,147,345	1995	40 yrs.
8212 Woodland Center Boulevard	Tampa, FL	*	820,882	2,322,720	14,210	820,882	2,336,931	3,157,813	680,703	1996	40 yrs.
8313 West Pierce Street	Tolleson, AZ	—	2,295,090	9,079,811	3,014,938	2,295,090	12,094,749	14,389,840	343,685	2007	40 yrs.
3701 Corporate Parkway	Upper Saucon, PA	—	1,078,674	—	9,823,105	901,968	9,999,811	10,901,779	629,464	2005	40 yrs.
2809 South Lynnhaven Road	Virginia Beach, VA	—	953,590	6,142,742	1,382,128	953,590	7,524,870	8,478,460	2,279,614	1987	40 yrs.
200 Golden Oak Court	Virginia Beach, VA	—	1,116,693	6,770,480	1,420,159	1,116,693	8,190,639	9,307,332	2,528,604	1988	40 yrs.
208 Golden Oak Court	Virginia Beach, VA	—	965,177	6,728,717	1,504,070	965,177	8,232,787	9,197,965	2,598,564	1989	40 yrs.
484 Viking Drive	Virginia Beach, VA	—	891,753	3,607,890	529,968	891,753	4,137,858	5,029,610	1,296,159	1987	40 yrs.
629 Phoenix Drive	Virginia Beach, VA	—	371,694	2,108,097	238,683	371,694	2,346,780	2,718,474	745,517	1996	40 yrs.
5700 Cleveland Street	Virginia Beach, VA	—	700,112	9,592,721	2,158,112	700,564	11,750,381	12,450,945	3,807,303	1989	40 yrs.
1457 Miller Store Road	Virginia Beach, VA	—	473,689	2,663,045	824,754	474,746	3,486,743	3,961,488	609,881	2003	40 yrs.
11020 West Plank Court	Wauwatosa, WI	—	464,246	2,681,255	49,877	464,246	2,731,132	3,195,378	683,120	1985	40 yrs.
825 Duportail Road	Wayne, PA	—	5,536,619	16,179,213	3,593,981	5,539,281	19,770,532	25,309,813	3,971,913	1979	40 yrs.
1500 Liberty Ridge	Wayne, PA	—	8,287,555		31,571,199	11,636,499	28,222,255	39,858,754	6,286,378	2002	40 yrs.
1200 Liberty Ridge Drive	Wayne, PA	—	6,215,667		8,762,512	5,223,660	9,754,519	14,978,179	3,122,508	2001	40 yrs.
11300-90 West Theodore Trecker Way	West Allis, WI	—	500,565	1,591,678	648,026	505,972	2,234,297	2,740,269	269,360	2005	40 yrs.
11548 West Theodore Trecker Way	West Allis, WI	—	660,068	4,640,578	87,815	663,766	4,724,696	5,388,462	418,716	2005	40 yrs.
11420 West Theodore Trecker Way	West Allis, WI	—	348,146	2,057,483	104,569	350,008	2,160,190	2,510,198	187,134	2005	40 yrs.
400-500 Brandywine Parkway	West Chester, PA	—	845,846	6,809,025	438,609	845,846	7,247,634	8,093,480	2,098,749	1988	40 yrs.
600 Brandywine Parkway	West Chester, PA	—	664,899	5,352,410	869,826	664,899	6,222,236	6,887,135	1,935,854	1988	40 yrs.
905 Airport Road	West Chester, PA	—	1,715,000	5,185,000	1,606,158	1,735,012	6,771,146	8,506,158	2,625,718	1988	40 yrs.
42 Kings Hill Avenue	West Malling, UK	—	—	—	16,686,576	3,964,227	12,722,349	16,686,576	538,112	2005	40 yrs.
Liberty Square Retail Blocks	West Malling, UK	—	559,590	5,113,902	2,899,426	1,050,098	7,522,820	8,572,918	693,039	2006	40 yrs.
1 Kings Hill Aveune	West Malling, UK	—	—	—	13,108,043	3,651,552	9,456,491	13,108,043	458,779	2006	40 yrs.
Liberty Square	West Malling, UK	—	—	—	330,317	—	330,317	330,317	(157)	2006	40 yrs.
3612 La Grange Parkway	Williamsburg, VA	—	—	—	5,722,994	887,234	4,835,761	5,722,994	530,944	2003	40 yrs.
7805 Hudson Road	Woodbury, MN	—	1,279,834	—	10,283,324	1,385,739	10,177,420	11,563,158	2,818,147	2002	40 yrs.

Subtotal Operating Real Estate		$73,031,582	$739,850,862	$1,806,581,935	$2,527,084,867	$813,396,833	$4,260,120,830	$5,073,517,664	$982,114,170

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
DEVELOPMENT PROPERTIES
750 Park of Commerce Boulevard	Boca Raton, FL	—	2,430,000	—	18,111,076	—	20,541,076	20,541,076	—	2007	N/A
8500 Industrial Bouldvard	Breinigsville, PA	—	8,752,708	—	33,267,256	—	42,019,964	42,019,964	—	2007	N/A
676 Independence Parkway	Chesapeake, VA	—	1,527,303	—	8,699,711	—	10,227,014	10,227,014	—	2006	N/A
11841 Newgate Boulevard	Hagerstown, MD	—	3,356,207	—	24,227,728	—	27,583,935	27,583,935	—	2008	N/A
7361 Coca Cola Drive	Hanover, MD	—	2,245,187	—	7,629,724	—	9,874,911	9,874,911	—	2004	N/A
4700 Nathan Lane N — Expansion	Minneapolis, MN	—	—	—	437,333	—	437,333	437,333	—	2008	N/A
3100 SW 145th Avenue	Miramar, FL	—	6,204,407	—	14,345,267	—	20,549,674	20,549,674	—	2007	N/A
27th Street	Oak Creek, WI	—	348,280	—	3,696,508	—	4,044,788	4,044,788	—	2007	N/A
Corporate Preserve Drive	Oak Creek, WI	—	516,016	—	3,873,031	—	4,389,047	4,389,047	—	2007	N/A
201 Summit Park Drive	Orlando, FL	—	1,009,532	—	10,583,667	—	11,593,199	11,593,199	—	2008	N/A
4300 South 26th Street	Philadelphia, PA		—	—	27,848,311	—	27,848,311	27,848,311	—	2008	N/A
3 Crescent Drive	Philadelphia, PA	—	214,726	—	14,404,565	—	14,619,291	14,619,291	—	2008	N/A
4610 South 44th Street	Phoenix, AZ	—	6,539,310	—	4,650,492	—	11,189,801	11,189,801	—	2007	N/A
4550 South 44th Street	Phoenix, AZ	—	5,380,972	—	3,791,364	—	9,172,336	9,172,336	—	2007	N/A
3901 Westerre Parkway	Richmond, VA	—	634,231	—	11,511,294	—	12,145,525	12,145,525	—	2003	N/A
540 Eastpark Court	Richmond, VA	—	742,300	—	4,677,279	—	5,419,579	5,419,579	—	2007	N/A
4631 Woodland Corporate Blvd	Tampa, FL	—	1,453,367	—	12,353,851	—	13,807,218	13,807,218	—	2006	N/A

Subtotal Development in Progress		$—	$41,354,546	$—	$204,108,454	$—	$245,463,000	$245,463,000	$—

LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008

					Costs
					Capitalized					Date of
					Subsequent	Gross Amount Carried at End of Period			Accumulated	Construction	Depreciable
			Initial Cost		to	Land and	Building and	Total	Depreciation	or	life
Project	Location	Encumbrances	Land	Building	Acquisition	Improvements	Improvements	12/31/2008	12/31/08	Acquisition	(years)
LAND HELD FOR DEVELOPMENT
Perryman Road Land	Aberdeen, MD	—	12,052,635	—	274,379	12,327,014	—	12,327,014	—	2000	N/A
2 Womack Drive Land	Annapolis, MD	—	5,796,667	—	6,444	5,803,111	—	5,803,111	—	2005	N/A
Boca Colannade Yamato Road	Boca Raton, FL	—	2,039,735	—	566,124	2,605,859	—	2,605,859	—	2001	N/A
Flying Cloud Drive Land	Eden Pairie, MN	—	2,051,631	—	3,701	2,055,331	—	2,055,331	—	1997	N/A
Camelback 303 Business Center Land	Goodyear, AZ	—	16,857,556	—	3,216,158	20,073,714	—	20,073,714	—	2005	N/A
Pleasant Ridge Road Land	Greensboro, NC	—	564,535	—	2,895,957	3,460,492	—	3,460,492	—	2008	N/A
Southchase Business Park Land	Greenville, SC	—	1,308,325	—	705,094	2,013,419	—	2,013,419	—	2007	N/A
Caliber Ridge Ind. Park Land	Greer, SC	—	2,297,492	—	3,562,592	5,860,084	—	5,860,084	—	2007	N/A
Hunters Green Land	Hagerstown, MD	—	5,489,586	—	8,334,639	13,824,225	—	13,824,225	—	1999	N/A
Lakefront Plaza II Land	Hampton, VA	229,953	138,101	—	101,061	239,162	—	239,162	—	2007	N/A
Ridge Road Land	Hanover, MD	—	3,371,183	—	439,543	3,810,727	—	3,810,727	—	2007	N/A
Mendenhall Land	High Point, NC	—	1,757,675	—	1,645,453	3,403,128	—	3,403,128	—	1998	N/A
Piedmond Centre Land	High Point, NC	—	913,276	—	757,687	1,670,963	—	1,670,963	—	1995	N/A
Commonwealth Corporate Center Land	Horsham, PA	—	3,043,938	—	25,160	3,069,098	—	3,069,098	—	1998	N/A
Beltway 8 @Bammel Bus Park Land	Houston, TX	—	1,072,634	—	13,656	1,086,290	—	1,086,290	—	2006	N/A
Central Green Land — Tract 5	Houston, TX	—	4,169,183	—	580,110	4,749,293	—	4,749,293	—	2000	N/A
Greens Crossing Land	Houston, TX	—	2,476,892	—	14,369	2,491,261	—	2,491,261	—	1995	N/A
Rankin Road Land	Houston, TX	—	5,756,865	—	94,054	5,850,919	—	5,850,919	—	1996	N/A
Hollister Beltway 8 Land	Houston, TX	—	6,282,232	—	88,510	6,370,741	—	6,370,741	—	2006	N/A
Noxell Land	Hunt Valley, MD	—	2,040,690	—	1,173	2,041,863	—	2,041,863	—	2007	N/A
Liberty Business Park Land	Jacksonville, FL	—	456,269	—	82,345	538,614	—	538,614	—	1987	N/A
7024 AC Skinner Parkway	Jacksonville, FL	—	751,448	—	73,504	824,952	—	824,952	—	2007	N/A
Belfort Road	Jacksonville, FL	—	492,908	—	87,304	580,212	—	580,212	—	2006	N/A
Salisbury Road Land	Jacksonville, FL	—	1,402,337	—	198,904	1,601,241	—	1,601,241	—	2005	N/A
Skinner Land Parcel B	Jacksonville, FL	—	2,295,790	—	1,230,516	3,526,306	—	3,526,306	—	2008	N/A
Imeson Road Land	Jacksonville, FL	—	4,153,948	—	158,922	4,312,870	—	4,312,870	—	2000	N/A
Kent County, UK	Kent County, UK	—	—	—	14,577,381	14,577,381	—	14,577,381	—	1999	N/A
Commodore Business Park	Logan, NJ	—	792,118	—	671,146	1,463,264	—	1,463,264	—	1998	N/A
Quarry Ridge Land	Malvern, PA	—	4,774,994	—	5,850,801	10,625,795	—	10,625,795	—	2007	N/A
Park Place South Land	Milwaukee, WI	—	1,290,032	—	2,230,261	3,520,293	—	3,520,293	—	2006	N/A
Monarch Towne Center Land	Mirarar, FL	—	6,085,337	—	413,926	6,499,264	—	6,499,264	—	2006	N/A
South 27th Street Land	Oak Creek, WI	—	2,169,232	—	2,685,212	4,854,444	—	4,854,444	—	2001	N/A
Beachline Industrial Park Land	Orlando, FL	—	365,230	—	—	365,230	—	365,230	—	2006	N/A
JFK & Arch Parking Lots/Land (West)	Philadelphia, PA	—	4,792,286	—	4,147,633	8,939,919	—	8,939,919	—	2007	N/A
Cotton Center Land	Phoenix, AZ	—	4,449,689	—	40	4,449,729	—	4,449,729	—	1997	N/A
Eastport VIII	Richmond, VA	—	382,698	—	3,325	386,023	—	386,023	—	2006	N/A
Eastport IX	Richmond, VA	—	211,627	—	3,325	214,952	—	214,952	—	1998	N/A
IRS Distribution Ctr Land	Richmond, VA	—	12,981	—	—	12,981	—	12,981	—	2007	N/A
Woodlands Center Land	Sandston, VA	—	148,314	—	19,354	167,668	—	167,668	—	2007	N/A
Northsight Land (LPLP)	Scottsdale, AZ	—	6,176,464	—	2,204,597	8,381,061	—	8,381,061	—	2001	N/A
Old Scotland Road Land	Shippensburg, PA	—	8,322,686	—	2,562,070	10,884,757	—	10,884,757	—	2005	N/A
Bridgeway II Land	Suffolk, VA	—	603,391	—	2,022,814	2,626,205	—	2,626,205	—	1995	N/A
Suffolk Land	Suffolk, VA	—	2,715,714	—	675,966	3,391,680	—	3,391,680	—	2005	N/A
6119 W. Linebaugh Avenue	Tampa, FL	—	180,136	—	30,500	210,635	—	210,635	—	2005	N/A
Tampa Triangle Land	Tampa, FL	—	10,358,826	—	1,125,564	11,484,390	—	11,484,390		2006	N/A
Renaissance Park Land	Tampa, FL	—	1,995,375	—	308,575	2,303,950	—	2,303,950	—	2007	N/A

Subtotal Land Held for Development		$229,953	$150,902,343	$—	$58,648,168	$209,550,512	$—	$209,550,512	$—

Total All Properties		$73,261,535	$932,107,751	$1,806,581,435	$2,789,841,489	$1,022,947,345	$4,505,583,831	$5,528,531,176	$982,114,170

*	Denotes property is collateralized under mortgages with American General, USG Annuity and Life, Metropolitan Life and LaSalle Bank totaling $122.4 million.

SCHEDULE III
LIBERTY PROPERTY LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	Year Ended December 31,
	2008	2007	2006
REAL ESTATE:
Balance at beginning of year	$5,765,409	$5,101,280	$4,649,302
Additions	330,371	939,322	820,012
Disposition of property	(567,248)	(275,193)	(368,034)

Balance at end of year	$5,528,532	$5,765,409	$5,101,280

ACCUMULATED DEPRECIATION:
Balance at beginning of year	$858,671	$782,750	$712,786
Depreciation expense	140,925	126,852	120,947
Disposition of property	(17,482)	(50,931)	(50,983)

Balance at end of year	$982,114	$858,671	$782,750

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
Management’s Annual Reports on Internal Control Over Financial Reporting
Management’s Annual Reports on Internal Control Over Financial Reporting, which appear on pages 41 and 83, are incorporated by reference herein.
Attestation Reports of the Registered Public Accounting Firm
The Attestation Reports of the Registered Public Accounting Firm, which appear on pages 42, 43, 84, and 85, are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 shall be included in the Proxy Statement to be filed relating to the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 shall be included in the Proxy Statement to be filed relating to the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED SHAREHOLDER MATTERS
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 12 shall be included in the Proxy Statement to be filed relating to the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
The information required by Item 13 shall be included in the Proxy Statement to be filed relating to the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 shall be included in the Proxy Statement to be filed relating to the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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
1. REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Trust
Reports of Independent Registered Public Accounting Firm — Liberty Property Trust
Financial Statements — Liberty Property Trust
Balance Sheets:

Liberty Property Trust Consolidated as of December 31, 2008 and 2007
Statements of Operations:

Liberty Property Trust Consolidated for the years ended December 31, 2008, 2007, and 2006
Statements of Shareholders’ Equity:

Liberty Property Trust Consolidated for the years ended December 31, 2008, 2007, and 2006
Statements of Cash Flows:

Liberty Property Trust Consolidated for the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements — Liberty Property Trust
Management’s Annual Report on Internal Control Over Financial Reporting — Liberty Property Limited Partnership
Reports of Independent Registered Public Accounting Firm — Liberty Property Limited Partnership
Financial Statements — Liberty Property Limited Partnership
Balance Sheets:

Liberty Property Limited Partnership Consolidated as of December 31, 2008 and 2007
Statements of Operations:

Liberty Property Limited Partnership Consolidated for the years ended December 31, 2008, 2007, and 2006
Statements of Owners’ Equity:

Liberty Property Limited Partnership Consolidated for the years ended December 31, 2008, 2007, and 2006
Statements of Cash Flows:

Liberty Property Limited Partnership Consolidated for the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements — Liberty Property Limited Partnership
2. FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2008 for Liberty Property Trust
All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2008 for Liberty Property Limited Partnership

All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan Merger, dated as of July 23, 2007, by and among Liberty Property Trust, Liberty Property Limited Partnership, Liberty Acquisition LLC, Republic Property Trust and Republic Property Limited Partnership. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrants, filed with the Securities and Exchange Commission on July 24, 2007).

3.1.1	Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on June 25, 1997 (the “June 1997 Form 8-K”)).

3.1.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust Relating to Designation, Preferences, and Rights of Series A Junior Participating Preferred Shares of the Trust (Incorporated by reference to Exhibit 3.1.3 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 3l, 1997).

3.1.3	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the “Second Quarter 1999 Form 10-Q”)).

3.1.4	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.625% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”)).

3.1.5	Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004 (Incorporated by reference to Exhibit 3.1 with Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”)).

3.1.6	Restatement of the Amended Restated Declaration of Trust of the Trust, filed with the State Department of Assessments and Taxation of Maryland on June 21, 2004 (Incorporated by reference to Exhibit 3.2 to the Second Quarter 2004 Form 10-Q).

3.1.7	Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on September 1, 2004 (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on September 2, 2004 (the “September 2, 2004 Form 8-K”))

3.1.8	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.00% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on June 17, 2005 (the “June 17, 2005 Form 8-K”)).

3.1.9	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on June 30, 2005 (the “June 30, 2005 Form 8-K”)).

3.1.10	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 6.65% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 24, 2005.)

EXHIBIT NO.	DESCRIPTION
3.1.11	Articles Supplementary to the amended and Restated Declaration of Trust of the Trust relating to the 6.70% Series G Cumulative Redeemable Shares of Beneficial Interest (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on December 18, 2006 (the “December 18, 2006 Form 8-K”)).

3.1.12	Articles Supplementary to the Amended and Restated Declaration of Trust of the Trust relating to the 7.40% Series H Cumulative Redeemable Preferred Partnership Interests (Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 23, 2007 (the “August 23, 2007 Form 8-K”)).

3.1.13	Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership, dated as of October 22, 1997 (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the “Third Quarter 1997 Form 10-Q”)).

3.1.14	First Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.1 to the Second Quarter 1999 Form 10-Q).

3.1.15	Second Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the First Quarter 2000 Form 10-Q).

3.1.16	Third Amendment to Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 3.1.2 to the Second Quarter Form 2002 10-Q).

3.1.17	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 10 to the September 2, 2004 Form 8-K).

3.1.18	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the June 17, 2005 8-K).

3.1.19	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the June 30, 2005 8-K).

3.1.20	Amendment No. 1 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on August 24, 2005.)

3.1.21	Amendment No. 2 to the Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of the Registrants, filed with the Commission on December 23, 2005.)

3.1.22	Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the December 18, 2006 Form 8-K).

3.1.23	Eighth Amendment to the Second Amendment and Restated Agreement of Limited Partnership of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 10 to the August 23, 2007 Form 8-K).

3.1.24*	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

EXHIBIT NO.	DESCRIPTION
3.1.25	Liberty Property Trust First Amended and Restated By-Laws of the Trust, as Amended on December 6, 2007 (Incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed with the Commission on December 12, 2007)

4.1	Indenture (the “First Indenture”), dated as of August 14, 1997, between the Operating Partnership, as Obligor, and The First National Bank of Chicago (“First Chicago”), as Trustee (Incorporated by reference to Exhibit 10.1 filed with the Third Quarter 1997 Form 10-Q).

4.2	First Supplemental Indenture, dated as of August 14, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the First Indenture and relating to $100,000,000 principal amount of the 7.10% Senior Notes due 2004 and $100,000,000 principal amount of the 7.25% Senior Notes due 2007 of the Operating Partnership (Incorporated by reference to Exhibit 10.2 filed with the Third Quarter 1997 Form 10-Q).

4.3	Senior Indenture (the “Second Indenture”), dated as of October 24, 1997, between the Operating Partnership, as Obligor, and First Chicago, as Trustee (Incorporated by reference to Exhibit 10.3 filed with the Third Quarter 1997 Form 10-Q).

4.4	First Supplemental Indenture, dated as of October 24, 1997, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or More from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 10.4 filed with the Third Quarter 1997 Form 10-Q).

4.5	Second Supplemental Indenture, dated as of January 12, 1998, between the Operating Partnership, as Issuer, and First Chicago, as Trustee, supplementing the Second Indenture, and relating to the Fixed Rate and Floating Rate Medium-Term Notes due Nine Months or more from Date of Issue of the Operating Partnership (Incorporated by reference to Exhibit 4.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the “First Quarter 1998 Form 10-Q”)).

4.6	Third Supplemental Indenture, dated as of April 20, 1999, between the Operating Partnership, as Issuer, and the First National Bank of Chicago, as Trustee, supplementing the Second Indenture and relating to the $250,000,000 principal amount of 7.75% Senior Notes, due 2009 of the Operating Partnership (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the “First Quarter 1999 Form 10-Q”)).

4.7	Fourth Supplemental Indenture, dated as of July 26, 2000, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 8.5% Senior Notes due 2010 of the Operating Partnership (Incorporated by reference to Exhibit 4 to the Second Quarter 2000 Form 10-Q).

4.8	Fifth Supplemental Indenture, dated as of March 14, 2001, between the Operating Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between the Operating Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $250,000,000 principal amount of 7.25% Senior Notes due 2011 of the Operating Partnership (Incorporated by reference to Exhibit 4.10 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

EXHIBIT NO.	DESCRIPTION
4.9	Sixth Supplemental Indenture, dated as of August 22, 2002, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee, and relating to $150,000,000 principal amount of 6.375% Senior Notes due 2012 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 3.1.1 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (the “Third Quarter 2002 Form 10-Q”)).

4.10	Seventh Supplemental Indenture, dated as of August 10, 2004, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association. (as successor to the First National Bank of Chicago), as Trustee, and relating to $200,000,000 principal amount of 5.65% Senior Notes due 2012 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.1.2 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “Third Quarter 2004 Form 10-Q”)).

4.11	Eighth Supplemental Indenture, dated as of March 1, 2005, between Liberty Property Limited Partnership, as Issuer, and Bank One Trust Company, as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and Bank One Trust Company, National Association (as successor to the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.125% Senior Notes due 2015 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.2 filed with the Registrants’ Current Report on Form 8-K/A filed with the Commission on March 1, 2005 (the “March 2005 Form 8-K”)).

4.12	Ninth Supplemental Indenture, dated as of December 18, 2006, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 5.50% Senior Notes due 2016 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

4.13	Tenth Supplemental Indenture, dated as of September 25, 2007, between Liberty Property Limited Partnership, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee, supplementing the Senior Indenture, dated as of October 24, 1997, between Liberty Property Limited Partnership, as Obligor, and The Bank of New York Trust Company, N.A., (as successor to J.P. Morgan Trust Company, National Association and the First National Bank of Chicago), as Trustee, and relating to $300,000,000 principal amount of 6.625% Senior Notes due 2017 of Liberty Property Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007).

4.14	Note, Relating to the Issuance by the Operating Partnership, on January 22, 1998, of $75 Million Principal Amount of its 6.375% Medium-Term Notes due 2013, Putable/Callable 2003 (Incorporated by reference to Exhibit 4.2 filed with the First Quarter 1998 Form 10-Q).

4.15	Note, Relating to the Issuance by the Operating Partnership, on January 23, 1998, of $100 Million Principal Amount of its 7.50% Medium-Term Notes due 2018 (Incorporated by reference to Exhibit 4.3 filed with the First Quarter 1998 Form 10-Q).

4.16	Note, Relating to the Issuance by the Operating Partnership, on June 5, 1998, of $100 Million Principal Amount of its 6.60% Medium-Term Notes due 2002 (Incorporated by reference to Exhibit 4 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the “Second Quarter 1998 Form 10-Q”)).

EXHIBIT NO.	DESCRIPTION
4.17	Note, Relating to the Issuance by the Operating Partnership on November 24, 1998, of $20 Million Principal Amount of its 8.125% Medium-Term Notes due January 15, 2009 (Incorporated by reference to Exhibit 4.11 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Liberty Property Trust Amended and Restated Share Incentive Plan as amended effective May 17, 2007 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 17, 2007, filed with the Commission on April 17, 2007.)

10.2	Contribution Agreement (Incorporated by reference to Exhibit 10.5 filed with the Form S-11).

10.3	Amended and Restated Limited Partnership Agreements of Pre-existing Pennsylvania Partnerships (Incorporated by reference to Exhibit 10.6 filed with the Form S-11).

10.4	Agreement of Sale for the Acquisition Properties (Incorporated by reference to Exhibit 10.7 filed with the Form S-11).

10.5	Option Agreement and Right of First Offer (Incorporated by reference to Exhibit 10.8 filed with the Form S-11).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 filed with the Form S-11).

10.7	Contribution Agreement among the Trust, the Operating Partnership and the Contributing Owners described therein, related to the Lingerfelt Properties (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on March 3, 1995).

10.8	Amended and Restated Credit Agreement, dated as of December 22, 2005, by and among the Operating Partnership, the Trust, certain affiliated co-borrowers, with Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, SunTrust Bank and Citizens Bank of Pennsylvania, as Documentation Agents, PNC Bank, National Association and Wells Fargo Bank, National Association, as Managing Agents, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the lenders a party thereto (Incorporated by reference to Exhibit 10.8 filed with Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006.

10.9*	Liberty Property Trust — Amended Management Severance Plan.

10.10	Liberty Property Trust — Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	Description of Compensation of Non-Employee Trustees (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 23, 2005.)

10.12	Liberty Property Trust 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”)).

10.13	Form of Restricted Share Grant under the Liberty Property Trust Amended and Restated Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrants filed with the Commission on February 24, 2005 (the “February 24, 2005 8-K”)).

10.14	Form of Option Grant Agreement under the Liberty Property Trust Amended and Restated Share Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with the First Quarter 2008 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.15	Amended and Restated Limited Partnership of Liberty/Commerz 1701 JFK Boulevard Limited Partnership, dated as of April 11, 2006, by and among Liberty Property Philadelphia Corporation IV East, as general partner, and the Operating Partnership and 1701 JFK Boulevard Philadelphia, L.P. as limited partners (Incorporated by reference to Exhibit 10.3 filed with the Registrants’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Second Quarter 2006 Form 10-Q”)).

10.16	NOI Support Agreement, dated as of April 11, 2006, by Liberty Property Limited Partnership in favor of Liberty/Commerz 1701 JFK Boulevard, L.P. and 1701 JFK Boulevard Philadelphia, L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrants’ Second Quarter 2006 Form 10-Q).

10.17	Completion and Payment Agreement and Guaranty, dated as of April 11, 2006, by the Operating Partnership for the benefit of 1701 JFK Boulevard Philadelphia, L.P. and Liberty/Commerz 1701 JFK Boulevard L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrants’ Second Quarter 2006 Form 10-Q).

10.18+	Agreement of Limited Partnership of Liberty Washington, L.P. by and between Liberty Washington Venture, LLC and New York State Common Retirement Fund dated as of October 4, 2007 (Incorporated by reference to Exhibit 10.18 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.19+	Contribution Agreement among New York State Common Retirement Fund and Liberty Property Limited Partnership and Liberty Washington, L.P. dated October 4, 2007 (Incorporated by reference to Exhibit 10.19 filed with the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.20	Equity Distribution Agreement, dated December 18, 2008, by and among Liberty Property Trust, Liberty Property Limited Partnership and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 1.1 filed with the Registrants’ Current Report on Form 8-K filed with the Commission on December 18, 2008).

12*	Statement re: Computation of Ratios.

21*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP relating to the Trust.

23.2*	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

EXHIBIT NO.	DESCRIPTION
32.1*	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) Sd

99.1*	Portions of the Proxy Statement for the Liberty Property Trust 2008 Annual Meeting of Shareholders.

*	Filed herewith

+	Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY TRUST
Date: February 27, 2009	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee	February 27, 2009

/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee	February 27, 2009

/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee	February 27, 2009

/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee	February 27, 2009

/s/ JOHN A. MILLER, CLU John A. Miller, CLU	Trustee	February 27, 2009

/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee	February 27, 2009

/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee	February 27, 2009

/s/ DANIEL P. GARTON Daniel P. Garton	Trustee	February 27, 2009

/s/ JOSE A. MEJIA Jose A. Mejia	Trustee	February 27, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY PROPERTY LIMITED PARTNERSHIP
	BY:	Liberty Property Trust

Date: February 27, 2009	By:	/s/ WILLIAM P. HANKOWSKY
WILLIAM P. HANKOWSKY
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	Chairman of the Board of Trustees, President and Chief Executive Officer (Trustee of the General Partner)	February 27, 2009

/s/ GEORGE J. ALBURGER, JR. George J. Alburger, Jr.	Executive Vice President and Chief Financial Officer (Trustee of the General Partner)	February 27, 2009

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Trustee of the General Partner	February 27, 2009

/s/ FREDERICK F. BUCHHOLZ Frederick F. Buchholz	Trustee of the General Partner	February 27, 2009

/s/ J. ANTHONY HAYDEN J. Anthony Hayden	Trustee of the General Partner	February 27, 2009

/s/ DAVID L. LINGERFELT David L. Lingerfelt	Trustee of the General Partner	February 27, 2009

/s/ JOHN A. MILLER, CLU John A. Miller, CLU	Trustee of the General Partner	February 27, 2009

/s/ STEPHEN B. SIEGEL Stephen B. Siegel	Trustee of the General Partner	February 27, 2009

/s/ THOMAS C. DELOACH, JR. Thomas C. DeLoach, Jr.	Trustee of the General Partner	February 27, 2009

/s/ DANIEL P. GARTON Daniel P. Garton	Trustee of the General Partner	February 27, 2009

/s/ JOSE A. MEJIA Jose A. Mejia	Trustee of the General Partner	February 27, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1.24	Amended and Restated Schedule A to the Second Restated and Amended Agreement of Limited Partnership of the Operating Partnership.

10.9	Liberty Property Trust — Amended Management Severance Plan

12	Statement re: Computation of Ratios.

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP relating to the Trust.

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership.

31.1	Certifications of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certifications of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certifications of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Exhibit No.	Description
32.4	Certifications of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

99.1	Portions of the Proxy Statement for the Liberty Property Trust 2008 Annual Meeting of Shareholders.