Form 10-Q
period 2009-03-31
LIBERTY PROPERTY TRUST; LIBERTY PROPERTY LIMITED PARTNERSHIP
filed 2009-05-11
CIK 921112, 921113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)
     Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐  No ☑
On May 6, 2009, 105,564,575 Common Shares of Beneficial Interest, par value $0.001 per share, of Liberty Property Trust were outstanding.

Liberty Property Trust/Liberty Property Limited Partnership
Form 10-Q for the period ended March 31, 2009

Index	Page
Signatures for Liberty Property Limited Partnership	43

Exhibit Index	44
STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(A)
CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(A)
CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)
CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(A)
CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)
CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST REQUIRED BY RULE 13A-14(B)
CERTIFICATION OF CEO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)
CERTIFICATION OF CFO OF LIBERTY PROPERTY TRUST, IN ITS CAPACITY AS THE GENERAL PARTNER OF LIBERTY PROPERTY LIMITED PARTNERSHIP, REQUIRED BY RULE 13A-14(B)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS OF LIBERTY PROPERTY TRUST
(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$815,353	$810,486
Building and improvements	4,268,952	4,245,427
Less accumulated depreciation	(1,015,130)	(979,171)

Operating real estate	4,069,175	4,076,742

Development in progress	260,520	245,463
Land held for development	201,419	209,551

Net real estate	4,531,114	4,531,756

Cash and cash equivalents	131,009	15,794
Restricted cash	33,072	39,726
Accounts receivable	6,406	12,985
Deferred rent receivable	87,785	84,916
Deferred financing and leasing costs, net of accumulated amortization (2009, $146,617; 2008, $140,206)	135,720	133,664
Investments in and advances to unconsolidated joint ventures	253,073	266,602
Assets held for sale	15,487	49,125
Prepaid expenses and other assets	79,028	82,467

Total assets	$5,272,694	$5,217,035

LIABILITIES
Mortgage loans	$474,869	$198,560
Unsecured notes	2,093,301	2,131,607
Credit facility	—	260,000
Accounts payable	40,054	32,481
Accrued interest	36,485	36,474
Dividend and distributions payable	51,350	48,858
Other liabilities	172,589	182,549

Total liabilities	2,868,648	2,890,529

EQUITY
Liberty Property Trust shareholders’ equity
Common shares of beneficial interest, $.001 par value, 183,987,000 shares authorized; 105,307,649 (includes 1,249,909 in treasury) and 100,034,404 (includes 1,249,909 in treasury) shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	106	101
Additional paid-in capital	2,264,569	2,162,820
Accumulated other comprehensive loss	(6,682)	(5,378)
Distributions in excess of net income	(207,276)	(185,721)
Common shares in treasury, at cost, 1,249,909 shares as of March 31, 2009 and December 31, 2008	(51,951)	(51,951)

Total Liberty Property Trust shareholders’ equity	1,998,766	1,919,871

Noncontrolling interest — operating partnership 4,017,354 and 4,074,967 common units outstanding as of March 31, 2009 and
December 31, 2008, respectively 9,740,000 preferred units outstanding as of March 31, 2009 and December 31, 2008	404,514	405,505
Noncontrolling interest — consolidated joint ventures	766	1,130

Total equity	2,404,046	2,326,506

Total liabilities and equity	$5,272,694	$5,217,035

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
OPERATING REVENUE
Rental	$130,780	$132,899
Operating expense reimbursement	58,440	56,571

Total operating revenue	189,220	189,470

OPERATING EXPENSE
Rental property	39,372	38,905
Real estate taxes	22,446	20,454
General and administrative	15,576	14,037
Depreciation and amortization	43,553	43,063

Total operating expenses	120,947	116,459

Operating income	68,273	73,011

OTHER INCOME (EXPENSE)
Interest and other income	3,106	3,091
Debt extinguishment gain	529	—
Interest expense	(38,429)	(41,690)

Total other income (expense)	(34,794)	(38,599)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,479	34,412
(Loss) gain on property dispositions	(294)	641
Income taxes	(217)	(484)
Equity in earnings of unconsolidated joint ventures	417	377

Income from continuing operations	33,385	34,946

Discontinued operations (including net gain on property dispositions of $199 and $610 for the three months ended March 31, 2009 and 2008, respectively)	457	1,450

Net income	33,842	36,396
Noncontrolling interest — operating partnership	(6,317)	(6,605)
Noncontrolling interest — consolidated joint ventures	364	170

Net income available to common shareholders	$27,889	$29,961

Earnings per common share
Basic:
Income from continuing operations	$0.28	$0.31
Income from discontinued operations	—	0.02

Income per common share — basic	$0.28	$0.33

Diluted:
Income from continuing operations	$0.28	$0.31
Income from discontinued operations	—	0.02

Income per common share — diluted	$0.28	$0.33

Distributions per common share	$0.475	$0.625

Weighted average number of common shares outstanding
Basic	100,681	91,779
Diluted	100,960	91,943

Amounts attributable to common shareholders
Income from continuing operations	$27,449	$28,574
Discontinued operations	440	1,387

Net income available to common shareholders	$27,889	$29,961

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY TRUST
(IN THOUSANDS)

	Common		Accumulated			Total Liberty	Noncontrolling	Noncontrolling
	Shares of	Additional	Other	Distributions	Common	Property Trust	Interest –	Interest –
	Beneficial	Paid-In	Comprehensive	in Excess of	Shares Held	Shareholders’	Operating	Consolidated
	Interest	Capital	Loss	Net Income	in Treasury	Equity	Partnership	Joint Ventures	Total Equity
Balance at December 31, 2008, as previously reported	$101	$2,199,684	$(5,378)	$(185,721)	$(51,951)	$1,956,735	$—	$—	$1,956,735
Remeasurement — EITF Topic No. D-98	—	(36,864)	—	—	—	(36,864)	36,864	—	—
Reclassification upon the adoption of SFAS No. 160	—	—	—	—	—	—	368,641	1,130	369,771

Balance at December 31, 2008 as presented	101	2,162,820	(5,378)	(185,721)	(51,951)	1,919,871	405,505	1,130	2,326,506
Net proceeds from the issuance of common shares	5	96,319	—	—	—	96,324	—	—	96,324
Net income	—	—	—	27,889	—	27,889	6,317	(364)	33,842
Distributions	—	—	—	(49,444)	—	(49,444)	(7,308)	—	(56,752)
Noncash compensation	—	5,430	—	—	—	5,430	—	—	5,430
Foreign currency translation adjustment	—	—	(1,304)	—	—	(1,304)	—	—	(1,304)

Balance at March 31, 2009	$106	$2,264,569	$(6,682)	$(207,276)	$(51,951)	$1,998,766	$404,514	$766	$2,404,046

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF LIBERTY PROPERTY TRUST
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net income	$33,842	$36,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,491	43,659
Amortization of deferred financing costs	1,182	1,118
Equity in earnings of unconsolidated joint ventures	(416)	(377)
Gain on property dispositions	95	(1,251)
Noncash compensation	7,252	1,994
Changes in operating assets and liabilities:
Restricted cash	6,418	(24,156)
Accounts receivable	6,357	(2,932)
Deferred rent receivable	(2,950)	(4,937)
Prepaid expenses and other assets	2,542	(9,685)
Accounts payable	7,634	(2,166)
Accrued interest	11	(500)
Other liabilities	(5,230)	2,159

Net cash provided by operating activities	100,228	39,322

INVESTING ACTIVITIES
Investment in properties	(15,566)	(14,670)
Investments in and advances to unconsolidated joint ventures	(125)	(3,670)
Distributions from unconsolidated joint ventures	13,848	1,455
Net proceeds from disposition of properties/land	44,353	291,688
Investment in development in progress	(27,771)	(67,067)
Investment in land held for development	(7,054)	(6,102)
Investment in deferred leasing costs	(5,724)	(7,385)

Net cash provided by investing activities	1,961	194,249

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	94,508	12,790
Repayments of unsecured notes	(38,306)	—
Proceeds from mortgage loans	317,424	—
Repayments of mortgage loans	(41,072)	(7,084)
Proceeds from credit facility	33,500	170,400
Repayments on credit facility	(293,500)	(375,400)
Increase in deferred financing costs	(4,734)	—
Distribution paid on common shares	(46,923)	(57,230)
Distribution paid on units	(7,342)	(8,070)

Net cash provided by (used in) provided by financing activities	13,555	(264,594)

Net increase (decrease) in cash and cash equivalents	115,744	(31,023)
Decrease in cash and cash equivalents related to foreign currency translation	(529)	(42)
Cash and cash equivalents at beginning of period	15,794	37,989

Cash and cash equivalents at end of period	$131,009	$6,924

See accompanying notes.

Liberty Property Trust
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.3% of the common equity of the Operating Partnership at March 31, 2009. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Trust and its subsidiaries, including the Operating Partnership, have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Income per Common Share
The following table sets forth the computation of basic and diluted income per common share (in thousands except per share amounts):

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income from continuing operations
Income from continuing operations net of noncontrolling interest	$27,449	100,681	$0.28	$28,574	91,779	$0.31

Dilutive shares for long-term compensation plans	—	279		—	164

Diluted income from continuing operations
Income from continuing operations net of noncontrolling interest and assumed conversions	27,449	100,960	$0.28	28,574	91,943	$0.31

Basic income from discontinued operations
Discontinued operations net of noncontrolling interest	440	100,681	$—	1,387	91,779	$0.02

Dilutive shares for long-term compensation plans	—	279		—	164

Diluted income from discontinued operations
Discontinued operations net of noncontrolling interest	440	100,960	$—	1,387	91,943	$0.02

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic income per common share
Net income available to common shareholders	27,889	100,681	$0.28	29,961	91,779	$0.33

Dilutive shares for long-term compensation plans	—	279		—	164

Diluted income per common share
Net income available to common shareholders and assumed conversions	$27,889	100,960	$0.28	$29,961	91,943	$0.33

The anti-dilutive options that were excluded from the computation of diluted income per common share for the three months ended March 31, 2009 and 2008 were 3,342,000 and 2,377,000, respectively.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in accumulated other comprehensive loss as a separate component of shareholders’ equity. Accumulated other comprehensive loss consists solely of the foreign currency translation adjustments described. Other comprehensive loss for the three months ended March 31, 2009 was $1.3 million as compared to $0.1 million for the same period in 2008. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in accumulated other comprehensive loss.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income attributable to the noncontrolling interest is required to be identified in the consolidated financial statements. The Company adopted SFAS No. 160 on January 1, 2009. Along with adopting SFAS No. 160, the Company retroactively adopted the measurement principles detailed in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period.
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

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Northeast
		Lehigh/
	Southeastern	Central					Phila-	United
	PA	PA	New Jersey	Midwest	Mid-atlantic	South	delphia	kingdom	Total
Operating revenue	$47,366	$25,162	$9,369	$20,990	$34,823	$45,674	$4,735	$1,101	$189,220
Rental property expenses and real estate taxes	15,826	7,620	3,692	7,879	10,985	14,406	1,180	230	61,818

Property level operating income	$31,540	$17,542	$5,677	$13,111	$23,838	$31,268	$3,555	$871	127,402

Interest and other income	3,106
Debt extinguishment gain	529
Interest expense	(38,429)
General and administrative	(15,576)
Depreciation and amortization	(43,553)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,479
Loss on property dispositions	(294)
Income taxes	(217)
Equity in earnings of unconsolidated joint ventures	417
Discontinued operations	457

Net income	$33,842

FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-atlantic	South	delphia	kingdom	Total
Operating revenue	$44,127	$24,209	$9,085	$20,188	$35,258	$40,171	$15,388	$1,044	$189,470
Rental property expenses and real estate taxes	14,348	6,535	3,197	7,610	10,133	13,152	4,023	361	59,359

Property level operating income	$29,779	$17,674	$5,888	$12,578	$25,125	$27,019	$11,365	$683	130,111

Interest and other income	3,091
Interest expense	(41,690)
General and administrative	(14,037)
Depreciation and amortization	(43,063)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,412
Gain on property dispositions	641
Income taxes	(484)
Equity in earnings of unconsolidated joint ventures	377
Discontinued operations	1,450

Net income	$36,396

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior period financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three months ended March 31, 2009 were $34.8 million as compared to $3.4 million for the same period in 2008.
Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues	$1,109	$4,082
Operating expenses	(457)	(1,516)
Interest expense	(254)	(772)
Depreciation and amortization	(140)	(954)

Income before property dispositions	$258	$840

Five properties totaling 152,000 square feet located in the Company’s Northeast segment are considered to be held for sale as of March 31, 2009.
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
Asset Impairment
In accordance with SFAS No. 144, during the three months ended March 31, 2009, the Company recognized an impairment loss of $0.7 million. No impairment loss was recognized during the three months ended March 31, 2008. The impairment loss of $0.7 million was related to a portfolio of properties in the Mid-Atlantic segment, a property in the Midwest segment and land in the Northeast segment. For the three months ended March 31, 2009, $89,000 in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2009.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2008 Annual Report on
Form 10-K. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2008 or 2009 are as follows:
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
As of March 31, 2009, the Company had a $4.0 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.

Note 5: Indebtedness
Mortgage Loans
During the three months ended March 31, 2009, the Company closed on mortgages totaling $317 million bearing interest at an average rate of 7.1%. The mortgages encumber certain of the Company’s operating properties with a net book value of $581.7 million. The net proceeds from these mortgages were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In total, the Company has mortgage loans with maturities ranging from 2009 to 2017 that are collateralized by and in some instances cross-collateralized by properties with a net book value of $833.3 million.
Unsecured Notes
During the three months ended March 31, 2009, the Company repaid $20 million of 8.125% medium term unsecured notes.
During the three months ended March 31, 2009, the Company purchased $11.4 million of its 7.75% April 2009 senior unsecured notes and $6.9 million of its 8.50% August 2010 senior unsecured notes. These notes were purchased at a $0.5 million discount. The discount is included in net income as a debt extinguishment gain.
Note 6: Noncontrolling interests
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments. Pursuant to the Company’s adoption on January 1, 2009 of SFAS No. 160, which establishes and expands the accounting and reporting standards of minority interests to be recharacterized as noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary, the Company is presenting its noncontrolling interests as equity for all periods presented in these financial statements.
The following details the change in minority interest form December 31, 2008, as reported in the Company’s Annual Report on Form 10-K at December 31, 2008.

		Noncontrolling	Noncontrolling
		interest -	Interest -
	Minority	Operating	Consolidated
	interest	Partnership	Joint Ventures
Balance at December 31, 2008, as previously reported	$369,771	$—	$—
Remeasurement — EITF Topic No. D-98	36,864	—	—
Reclassification upon the adoption of SFAS No. 160	(406,635)	405,505	1,130

Balance at December 31, 2008 as presented	$—	$405,505	$1,130

Common units
The common units outstanding as of March 31, 2009 have the same economic characteristics as common shares of the Trust. The 4,017,354 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,017,354 common units based on the closing price of the shares of the Company at March 31, 2009 was $76.1 million.

Preferred units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time and are also redeemable at the holder’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.
Note 7: Continuous Equity Offering
During the three months ended March 31, 2009, the Company sold common shares pursuant to its continuous offering program described in the Company’s Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, the Company sold 4.6 million common shares through this program. The net proceeds from the offering of $91.8 million were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
Note 8: Recently Issued Accounting Standards
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company adopted the provisions of SFAS No. 141(R) on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
FSP EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the provisions of FSP EITF 03-6-1 on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s calculation of earnings per share.

Note 9: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2009 and 2008 (amounts in thousands):

Non-cash activity	2009	2008
Write-off of fully depreciated property and deferred costs	$881	$1,264
Increase in investment in unconsolidated joint ventures	—	(35,172)
Disposition of properties/development in progress	—	173,624
Disposition of deferred leasing/financing costs	—	12,526
Reduction of accounts receivable	—	7,854
Reduction of deferred rent receivable	—	6,580
Reduction of prepaid and other assets	—	38,486
Reduction of credit facility	—	(152,960)
Reduction of other liabilities	—	(50,938)
Note 10: Subsequent Events
In April 2009, the Company repaid $238.6 million of 7.75% senior unsecured notes.
From April 1, 2009 to May 6, 2009, the Company sold 1.4 million common shares through its continuous offering program. The net proceeds from the offering of $29.9 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In April 2009, the Company’s Board of Trustees approved the expansion of the Company’s continuous offering program. In additional to the original program, the expansion allows for the sale of an additional $150 million in common shares.

CONDENSED CONSOLIDATED BALANCE SHEETS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate:
Land and land improvements	$815,353	$810,486
Building and improvements	4,268,952	4,245,427
Less accumulated depreciation	(1,015,130)	(979,171)

Operating real estate	4,069,175	4,076,742

Development in progress	260,520	245,463
Land held for development	201,419	209,551

Net real estate	4,531,114	4,531,756

Cash and cash equivalents	131,009	15,794
Restricted cash	33,072	39,726
Accounts receivable	6,406	12,985
Deferred rent receivable	87,785	84,916
Deferred financing and leasing costs, net of accumulated amortization (2009, $146,617; 2008, $140,206)	135,720	133,664
Investments in and advances to unconsolidated joint ventures	253,073	266,602
Assets held for sale	15,487	49,125
Prepaid expenses and other assets	79,028	82,467

Total assets	$5,272,694	$5,217,035

LIABILITIES
Mortgage loans	$474,869	$198,560
Unsecured notes	2,093,301	2,131,607
Credit facility	—	260,000
Accounts payable	40,054	32,481
Accrued interest	36,485	36,474
Distributions payable	51,350	48,858
Other liabilities	172,589	182,549

Total liabilities	2,868,648	2,890,529

Noncontrolling interest — consolidated joint ventures	766	1,130
Limited partners’ equity — preferred units, 9,740,000 preferred units outstanding as of March 31, 2009 and December 31, 2008	287,959	287,959
— common units, 4,017,354 and 4,074,967 common units outstanding as of March 31, 2009 and December 31, 2008, respectively	116,555	117,546

OWNERS’ EQUITY
General partner’s equity — common units, 105,307,649 and 100,034,404 units outstanding as of March 31, 2009 and December 31, 2008, respectively	1,998,766	1,919,871

Total liabilities and owners’ equity	$5,272,694	$5,217,035

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
OPERATING REVENUE
Rental	$130,780	$132,899
Operating expense reimbursement	58,440	56,571

Total operating revenue	189,220	189,470

OPERATING EXPENSE
Rental property	39,372	38,905
Real estate taxes	22,446	20,454
General and administrative	15,576	14,037
Depreciation and amortization	43,553	43,063

Total operating expenses	120,947	116,459

Operating income	68,273	73,011

OTHER INCOME (EXPENSE)
Interest and other income	3,106	3,091
Debt extinguishment gain	529	—
Interest expense	(38,429)	(41,690)

Total other income (expense)	(34,794)	(38,599)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,479	34,412
(Loss) gain on property dispositions	(294)	641
Income taxes	(217)	(484)
Equity in earnings of unconsolidated joint ventures	417	377

Income from continuing operations	33,385	34,946

Discontinued operations (including net gain on property dispositions of $199 and $610 for the three months ended March 31, 2009 and 2008, respectively)	457	1,450

Net income	33,842	36,396

Noncontrolling interest — consolidated joint ventures	364	170
Preferred unit distributions	(5,253)	(5,253)

Income available to common unitholders	$28,953	$31,313

Earnings per common unit
Basic:
Income from continuing operations	$0.28	$0.31
Income from discontinued operations	—	0.02

Income per common unit — basic	$0.28	$0.33

Diluted:
Income from continuing operations	$0.28	$0.31
Income from discontinued operations	—	0.02

Income per common unit — diluted	$0.28	$0.33

Distributions per common unit	$0.475	$0.625

Weighted average number of common units outstanding
Basic	104,702	95,969
Diluted	104,981	96,133
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY OF LIBERTY PROPERTY LIMITED PARTNERSHIP
(IN THOUSANDS)

	General	Limited	Total
	Partner’s	Partner’s	Owner’s
	Equity	Equity	Equity
Balance at December 31, 2008, as previously reported	$1,956,735	$368,641	$2,325,376
Reclassification upon the adoption of SFAS No. 160	(36,864)	(368,641)	(405,505)

Balance at December 31, 2008 as presented	1,919,871	—	1,919,871
Contributions from partners	101,754	—	101,754
Distributions to partners	(49,444)	—	(49,444)
Foreign currency translation adjustment	(1,304)	—	(1,304)
Net income	27,889		27,889

Balance at March 31, 2009	$1,998,766	$—	$1,998,766

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF
LIBERTY PROPERTY LIMITED PARTNERSHIP
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net income	$33,842	$36,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,491	43,659
Amortization of deferred financing costs	1,182	1,118
Equity in earnings of unconsolidated joint ventures	(416)	(377)
Gain on property dispositions	95	(1,251)
Noncash compensation	7,252	1,994
Changes in operating assets and liabilities:
Restricted cash	6,418	(24,156)
Accounts receivable	6,357	(2,932)
Deferred rent receivable	(2,950)	(4,937)
Prepaid expenses and other assets	2,542	(9,685)
Accounts payable	7,634	(2,166)
Accrued interest	11	(500)
Other liabilities	(5,230)	2,159

Net cash provided by operating activities	100,228	39,322

INVESTING ACTIVITIES
Investment in properties	(15,566)	(14,670)
Investments in and advances to unconsolidated joint ventures	(125)	(3,670)
Distributions from unconsolidated joint ventures	13,848	1,455
Net proceeds from disposition of properties/land	44,353	291,688
Investment in development in progress	(27,771)	(67,067)
Investment in land held for development	(7,054)	(6,102)
Investment in deferred leasing costs	(5,724)	(7,385)

Net cash provided by investing activities	1,961	194,249

FINANCING ACTIVITIES
Repayments of unsecured notes	(38,306)	—
Proceeds from mortgage loans	317,424	—
Repayments of mortgage loans	(41,072)	(7,084)
Proceeds from credit facility	33,500	170,400
Repayments on credit facility	(293,500)	(375,400)
Increase in deferred financing costs	(4,734)	—
Capital contributions	94,508	12,790
Distribution to partners	(54,265)	(65,300)

Net cash provided by (used in) financing activities	13,555	(264,594)

Net increase (decrease) in cash and cash equivalents	115,744	(31,023)
Decrease in cash and cash equivalents related to foreign currency translation	(529)	(42)
Cash and cash equivalents at beginning of period	15,794	37,989

Cash and cash equivalents at end of period	$131,009	$6,924

See accompanying notes.

Liberty Property Limited Partnership
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
Note 1: Organization and Basis of Presentation
Organization
Liberty Property Trust (the “Trust”) is a self-administered and self-managed Maryland real estate investment trust (a “REIT”). Substantially all of the Trust’s assets are owned directly or indirectly, and substantially all of the Trust’s operations are conducted directly or indirectly, by Liberty Property Limited Partnership (the “Operating Partnership” and, collectively with the Trust and their consolidated subsidiaries, the “Company”). The Trust is the sole general partner and also a limited partner of the Operating Partnership, owning 96.3% of the common equity of the Operating Partnership at March 31, 2009. The Company provides leasing, property management, development, acquisition and other tenant-related services for a portfolio of industrial and office properties which are located principally within the Mid-Atlantic, Southeastern, Midwestern and Southwestern United States and the United Kingdom. See a description of the Company’s markets in Note 2 to the Company’s financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Operating Partnership and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Trust and the Operating Partnership for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Income per Common Unit
The following table sets forth the computation of basic and diluted income per common unit (in thousands, except per unit amounts):

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
		Weighted			Weighted
	Income	Average Units		Income	Average Units
	(Numerator)	(Denominator)	Per Unit	(Numerator)	(Denominator)	Per Unit
Income from continuing operations	$33,385			$34,946
Add: Noncontrolling interest — consolidated joint ventures	364			170
Less: Preferred unit distributions	(5,253)			(5,253)

Basic income from continuing operations
Income from continuing operations available to common unitholders	28,496	104,702	$0.28	29,863	95,969	$0.31

Dilutive units for long-term compensation plans	—	279		—	164

Diluted income from continuing operations
Income from continuing operations available to common unitholders and assumed conversions	28,496	104,981	$0.28	29,863	96,133	$0.31

Basic income from discontinued operations
Discontinued operations	457	104,702	$—	1,450	95,969	$0.02

Dilutive units for long-term compensation plans	—	279		—	164

Diluted income from discontinued operations
Discontinued operations	457	104,981	$—	1,450	96,133	$0.02

Basic income per common unit
Income available to common unitholders	28,953	104,702	$0.28	31,313	95,969	$0.33

Diluted units for long-term compensation plans	—	279		—	164

Diluted income per common unit
Income available to common unitholders and assumed conversions	$28,953	104,981	$0.28	$31,313	96,133	$0.33

Foreign Currency Translation
The functional currency of the Company’s United Kingdom operations is pounds sterling. The Company translates the financial statements for the United Kingdom operations into US dollars. Gains and losses resulting from this translation do not impact the results of operations and are included in general partner’s equity — common units. Other comprehensive loss for the three months ended March 31, 2009 was $1.3 million compared to $0.1 million for the same period in 2008. Upon sale or upon complete or substantially complete liquidation of a foreign investment, the gain or loss on the sale will include the cumulative translation adjustments that have been previously recorded in general partner’s equity-common units.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income attributable to the noncontrolling interest is required to be identified in the consolidated financial statements. The Company adopted SFAS No. 160 on January 1, 2009. Along with adopting SFAS No. 160, the Company retroactively adopted the measurement principles detailed in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period.
As of March 31, 2009, in connection with the Company’s preparation for the adoption of FASB Statement 160, the Company evaluated the requirements of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), with respect to the presentation within the equity section of its balance sheets for redeemable equity securities. Although the Company had classified these securities within Owner’s Equity in its previously issued consolidated financial statements, the Company has concluded that it is required to present these securities at their redemption value at each balance sheet date outside of Owner’s Equity. This adjustment affects only the balance sheet presentation of its equity accounts and has no impact on income or income per unit or on cash flows for any period presented. The table below summarizes the effects of the change on the equity accounts for the December 31, 2008 consolidated balance sheet.
As of December 31, 2008

	As Reported	Adjustment	As Adjusted
Noncontrolling interest — preferred units	$—	$287,959	$287,959
Noncontrolling interest — common units	—	117,546	117,546

Owner’s Equity
General partner’s equity — common units	$1,956,735	$(36,864)	$1,919,871
Limited partners’ equity — preferred units	287,959	(287,959)	—
Limited partners’ equity — common units	80,682	(80,682)	—

Total Owner’s equity	$2,325,376	$(405,505)	$1,919,871

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Northeast
		Lehigh/
	Southeastern	Central					Phila-	United
	PA	PA	New Jersey	Midwest	Mid-atlantic	South	delphia	kingdom	Total
Operating revenue	$47,366	$25,162	$9,369	$20,990	$34,823	$45,674	$4,735	$1,101	$189,220
Rental property expenses and real estate taxes	15,826	7,620	3,692	7,879	10,985	14,406	1,180	230	61,818

Property level operating income	$31,540	$17,542	$5,677	$13,111	$23,838	$31,268	$3,555	$871	127,402

Interest and other income	3,106
Debt extinguishment gain	529
Interest expense	(38,429)
General and administrative	(15,576)
Depreciation and amortization	(43,553)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	33,479
Loss on property dispositions	(294)
Income taxes	(217)
Equity in earnings of unconsolidated joint ventures	417
Discontinued operations	457

Net income	$33,842

FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Northeast
		Lehigh/
	Southeastern	Central	New				Phila-	United
	PA	PA	Jersey	Midwest	Mid-atlantic	South	delphia	kingdom	Total
Operating revenue	$44,127	$24,209	$9,085	$20,188	$35,258	$40,171	$15,388	$1,044	$189,470
Rental property expenses and real estate taxes	14,348	6,535	3,197	7,610	10,133	13,152	4,023	361	59,359

Property level operating income	$29,779	$17,674	$5,888	$12,578	$25,125	$27,019	$11,365	$683	130,111

Interest and other income	3,091
Interest expense	(41,690)
General and administrative	(14,037)
Depreciation and amortization	(43,063)

Income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures	34,412
Gain on property dispositions	641
Income taxes	(484)
Equity in earnings of unconsolidated joint ventures	377
Discontinued operations	1,450

Net income	$36,396

Note 3: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
In accordance with SFAS No. 144, the operating results and gain/(loss) on disposition of real estate for properties sold and held for sale are reflected in the condensed consolidated statements of operations as discontinued operations. Prior year financial statements have been adjusted for discontinued operations. The proceeds from dispositions of operating properties with no continuing involvement for the three months ended March 31, 2009 were $34.8 million as compared to $3.4 million for the same period in 2008.

Below is a summary of the results of operations for the properties held for sale and disposed of through the respective disposition dates (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues	$1,109	$4,082
Operating expenses	(457)	(1,516)
Interest expense	(254)	(772)
Depreciation and amortization	(140)	(954)

Income before property dispositions	$258	$840

Five properties totaling 152,000 square feet located in the Company’s Northeast segment are considered to be held for sale as of March 31, 2009.
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
Asset Impairment
In accordance with SFAS No. 144, during the three months ended March 31, 2009, the Company recognized an impairment loss of $0.7 million. No impairment loss was recognized during the three months ended March 31, 2008. The impairment loss of $0.7 million was related to a portfolio of properties in the Mid-Atlantic segment, a property in the Midwest segment and land in the Northeast segment. For the three months ended March 31, 2009, $89,000 in impairment related to properties sold was included in discontinued operations in the Company’s statement of operations. The Company determined these impairments through a comparison of the aggregate future cash flows (including quoted offer prices) to be generated by the properties to the carrying value of the properties. The Company has evaluated each of the properties and land held for development and has determined that there are no additional valuation adjustments necessary at March 31, 2009.
Note 4: Joint Ventures
The Company has an interest in several unconsolidated joint ventures which are described in its 2008 Annual Report on
Form 10-K. Joint ventures in which the Company has an interest which were either formed or had significant activity during 2008 or 2009 are as follows:
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
As of March 31, 2009, the Company had a $4.0 million receivable from this joint venture. This related party receivable is due to the funding of joint venture development costs and is reflected in investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet.

Note 5: Indebtedness
Mortgage Loans
During the three months ended March 31, 2009, the Company closed on mortgages totaling $317 million bearing interest at an average rate of 7.1%. The mortgages encumber certain of the Company’s operating properties with a net book value of $581.7 million. The net proceeds from these mortgages were used to pay down outstanding borrowings under the Company’s unsecured credit facility and for general corporate purposes.
In total, the Company has mortgage loans with maturities ranging from 2009 to 2017 that are collateralized by and in some instances cross-collateralized by properties with a net book value of $833.3 million.
Unsecured Notes
During the three months ended March 31, 2009, the Company repaid $20 million of 8.125% medium term unsecured notes.
During the three months ended March 31, 2009, the Company purchased $11.4 million of its 7.75% April 2009 senior unsecured notes and $6.9 million of its 8.50% August 2010 senior unsecured notes. These notes were purchased at a $0.5 million discount. The discount is included in net income as a debt extinguishment gain.
Note 6: Noncontrolling interests
Noncontrolling interests in the accompanying financial statements represent the interests of the common and preferred units in Liberty Property Limited Partnership not held by the Trust. In addition, noncontrolling interests include third-party ownership interests in consolidated joint venture investments.
The following details the change in noncontrolling interests for the three months ended March 31, 2009.

	Noncontrolling	Limited	Limited
	interest –	partners’ equity	partners’ equity
	consolidated	– preferred	– common
	joint ventures	units	units
Balance at December 31, 2008 as presented	$1,130	$287,959	$117,546
Net income	(364)	5,253	1,064
Distributions	—	(5,253)	(2,055)

Balance at March 31, 2009	$766	$287,959	$116,555

Common units
The common units outstanding as of March 31, 2009 have the same economic characteristics as common shares of the Trust. The 4,017,354 common units share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common units of the Operating Partnership not held by the Trust are redeemable at any time at the option of the holder. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with unregistered common shares of the Trust. The market value of the 4,017,354 common units based on the closing price of the shares of the Company at March 31, 2009 was $76.1 million.

Preferred units
The Company has outstanding the following Cumulative Redeemable Preferred Units of the Operating Partnership, (the “Preferred Units”):

Date of				Liquidation	Dividend	Redeemable
Issue	Issue	Amount	Units	Preference	Rate	As of	Exchangeable after
		(in 000’s)
7/28/99	Series B	$95,000	3,800	$25	7.45%	8/31/09	8/31/13 into Series B Cumulative Redeemable Preferred Shares of the Trust

6/16/05	Series E	$20,000	400	$50	7.00%	6/16/10	6/16/15 into Series E Cumulative Redeemable Preferred Shares of the Trust

6/30/05	Series F	$44,000	880	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

8/23/05	Series F	$6,000	120	$50	6.65%	6/30/10	12/12/15 into Series F Cumulative Redeemable Preferred Shares of the Trust

12/15/06	Series G	$27,000	540	$50	6.70%	12/12/11	12/12/16 into Series G Cumulative Redeemable Preferred Shares of the Trust

8/21/07	Series H	$100,000	4,000	$25	7.40%	8/21/12	8/21/17 into Series H Cumulative Redeemable Preferred Shares of the Trust
The Preferred Units are callable at the Operating Partnership’s option after a stated period of time and are also redeemable at the holder’s option after a stated period of time. The Trust as the sole general partner of the Operating Partnership may at its option elect to settle the redemption for cash or through the exchange on a one-for-one basis with unregistered preferred shares of the Trust.
Note 7: Recently Issued Accounting Standards
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method” (“SFAS No. 141(R)”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company adopted the provisions of SFAS No. 141(R) on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
FSP EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the provisions of FSP EITF 03-6-1 on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s calculation of earnings per unit.
Note 8: Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Non-cash activity
Write-off of fully depreciated property and deferred costs	$881	$1,264
Increase in investment in unconsolidated joint ventures	—	(35,172)
Disposition of properties/development in progress	—	173,624
Disposition of deferred leasing/financing costs	—	12,526
Reduction of accounts receivable	—	7,854
Reduction of deferred rent receivable	—	6,580
Reduction of prepaid and other assets	—	38,486
Reduction of credit facility	—	(152,960)
Reduction of other liabilities	—	(50,938)

Note 9: Subsequent Events
In April 2009, the Company repaid $238.6 million of 7.75% senior unsecured notes.
From April 1, 2009 to May 6, 2009, the Company sold 1.4 million common shares through its continuous offering program. The net proceeds from the offering of $29.9 million were used to pay down outstanding borrowings under the $600 million Credit Facility and for general corporate purposes.
In April 2009, the Company’s Board of Trustees approved the expansion of the Company’s continuous offering program. In additional to the original program, the expansion allows for the sale of an additional $150 million in common shares.

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
As of March 31, 2009, the Company owned and operated 357 industrial and 292 office properties (the “Wholly Owned Properties in Operation”) totaling 63.6 million square feet. In addition, as of March 31, 2009, the Company owned 16 properties under development, which when completed are expected to comprise 3.1 million square feet (the “Wholly Owned Properties under Development”) and 1,344 acres of developable land, substantially all of which is zoned for commercial use. Additionally, as of March 31, 2009, the Company had an ownership interest, through unconsolidated joint ventures, in 46 industrial and 49 office properties totaling 13.1 million square feet (the “JV Properties in Operation” and, together with the Wholly Owned Properties in Operation, the “Properties in Operation”), four properties under development, which when completed are expected to comprise 1.4 million square feet (the “JV Properties under Development” and, together with the Wholly Owned Properties under Development, the “Properties under Development”). The Company also has an ownership interest through unconsolidated joint ventures in 630 acres of developable land, substantially all of which is zoned for commercial use.
The Company focuses on creating value for shareholders and increasing profitability and cash flow. With respect to its Properties in Operation, the Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs. The Company’s operating results depend primarily upon income from rental operations and are substantially influenced by rental demand for the Properties in Operation. Over time, the Company pursued development opportunities that it believes will create value and yield acceptable returns. The Company also acquired properties that it believes will create long-term value, and disposed of properties that no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. Current market conditions are not favorable for acquisitions and development and consequently the potential for growth in operating income from acquisitions and development is anticipated to be limited in 2009.
Recent uncertainty in the global credit markets and declines and weakness in the general economy have negatively impacted the Company’s business. The credit markets have become considerably less favorable than in the recent past and the Company has shifted its financing strategy to include more secured debt and equity sales in order to address its financing needs. Additionally, uncertainty about the pricing of commercial real estate and the absence of available financing to facilitate transactions has dramatically reduced the Company’s ability to rely on the proceeds from the sale of real estate to provide proceeds to fund investment opportunities.
Consistent with the dramatic slow down in the United States and world economies, rental demand for the Properties in Operation declined for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Despite this trend, the Company successfully leased 2.8 million square feet during the three months ended March 31, 2009 and attained occupancy of 89.7% for the Wholly Owned Properties in Operation and 91.8% for the JV Properties in Operation for a combined occupancy of 90.1% for the Properties in Operation, all as of that date. At December 31, 2008, occupancy for the Wholly Owned Properties in Operation was 91.1% and for the JV Properties in Operation was 92.2% for a combined occupancy for the Properties in Operation of 91.3%.
GUIDANCE
The Company’s guidance for 2009 was originally developed in September 2008. It was premised on assumptions about the economy, the resulting demand for product and the availability of capital. The Company reviewed these assumptions and revised its original guidance in April 2009. The Company’s original and revised guidance for 2009 is as follows:

Category	2009 Original Guidance	2009 Revised Guidance
Wholly Owned Acquisitions	$—	$—
Wholly Owned Dispositions	$125 - $200 million	$125 - $200 million
Wholly Owned Development Deliveries	$250 - $350 million	$250 - $350 million
Joint Venture Acquisitions	$50 - $100 million	$50 - $100 million
Joint Venture Dispositions	$—	$—
Joint Venture Development Deliveries	$100 - $175 million	< $50 million
Average occupancy	(1%) – 1%	(2%) – 0%
Change in straight line rental rates	4% – 6%	(5%) – 0%
WHOLLY OWNED CAPITAL ACTIVITY
Acquisitions
During the three months ended March 31, 2009, conditions for the acquisition of properties were unsettled because of adverse events in the credit markets and the Company did not acquire any operating properties.
Dispositions
During the three months ended March 31, 2009, market conditions for dispositions were unsettled, which the Company again attributes to adverse conditions in the credit markets. Disposition activity allows the Company to, among other things, (1) reduce its holdings in certain markets and product types within a market; (2) lower the average age of the portfolio; (3) optimize the cash proceeds from the sale of certain assets; and (4) obtain funds for investment activities. During the three months ended March 31, 2009, the Company realized proceeds of $45.6 million from the sale of six operating properties representing 296,000 square feet and 0.3 acres of land.
Development
During the three months ended March 31, 2009, the Company brought into service one Wholly Owned Property under Development representing 90,000 square feet and a Total Investment, as defined below, of $15.7 million, and did not initiate any real estate development. As of March 31, 2009, the projected Total Investment of the Wholly Owned Properties under Development was $359.9 million.
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
Acquisitions
During the three months ended March 31, 2009, none of the unconsolidated joint ventures in which the Company held an interest acquired any properties.
Dispositions
During the three months ended March 31, 2009, none of the unconsolidated joint ventures in which the Company held an interest disposed of any properties. .
Development
During the three months ended March 31, 2009, none of the unconsolidated joint ventures in which the Company held an interest brought any Properties under Development into service. As of March 31, 2009, the projected Total Investment of JV Properties under Development was $191.0 million.

PROPERTIES IN OPERATION
The composition of the Company’s Properties in Operation as of March 31, 2009 and 2008 is as follows (in thousands, except dollars and percentages):

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31		March 31		March 31
	2009	2008	2009	2008	2009	2008
Wholly Owned Properties in Operation:
Industrial-Distribution	$4.52	$4.45	30,706	28,265	87.9%	93.4%
Industrial-Flex	$9.27	$9.24	11,520	11,584	88.7%	88.8%
Office	$14.18	$14.05	21,367	21,497	93.0%	91.3%

	$8.74	$8.67	63,593	61,346	89.7%	91.8%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31		March 31		March 31
	2009	2008	2009	2008	2009	2008
Joint Venture Properties in Operation:
Industrial-Distribution	$4.23	$4.07	8,316	8,020	93.0%	94.2%
Industrial-Flex	$24.70	$34.02	171	171	86.5%	89.5%
Office	$23.86	$24.99	4,582	4,240	89.9%	93.8%

	$11.22	$11.58	13,069	12,431	91.8%	94.0%

	Net Rent
	Per Square Foot		Total Square Feet		Percent Occupied
	March 31		March 31		March 31
	2009	2008	2009	2008	2009	2008
Properties in Operation:
Industrial-Distribution	$4.46	$4.36	39,022	36,285	88.9%	93.6%
Industrial-Flex	$9.49	$9.60	11,691	11,755	88.7%	88.8%
Office	$15.84	$15.89	25,949	25,737	92.5%	91.7%

	$9.17	$9.17	76,662	73,777	90.1%	92.2%

Geographic segment data for the three months ended March 31, 2009 and 2008 are included in Note 2 to the Company’s financial statements.
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
Critical Accounting Policies and Estimates
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of critical accounting policies which include capitalized costs, revenue recognition, allowance for doubtful accounts, impairment of real estate, intangibles and investments in unconsolidated joint ventures. During the three months ended March 31, 2009, there were no material changes to these policies.
Results of Operations
The following discussion is based on the consolidated financial statements of the Company. It compares the results of operations of the Company for the three months ended March 31, 2009 with the results of operations of the Company for the three months ended March 31, 2008. As a result of the varying levels of development, acquisition and disposition activities by the Company in 2009 and 2008, the overall operating results of the Company during such periods are not directly comparable. However, certain data, including the Same Store comparison, do lend themselves to direct comparison.
This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.
Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008
Overview
The Company’s average gross investment in operating real estate owned for the three months ended March 31, 2009 decreased to $5,049.7 million from $5,143.6 million for the three months ended March 31, 2008. This decrease in operating real estate owned resulted in a decrease in rental revenue. Despite this decrease, operating expense reimbursement, rental property expenses, real estate taxes and depreciation and amortization all increased.
Total operating revenue decreased to $189.2 million for the three months ended March 31, 2009 from $189.5 million for the three months ended March 31, 2008. This decrease in operating revenue was due to the operations of Comcast Center, which was wholly owned from January 1, 2008 to March 30, 2008 and then was sold into an unconsolidated joint venture in which the Company retains an interest. The decrease was also due to a decrease in “Termination Fees,” which totaled $0.3 million for the three months ended March 31, 2009 as compared to $1.3 million for the three months ended March 31, 2008. Termination Fees are fees that the Company agrees to accept in consideration for permitting certain tenants to terminate their leases prior to the contractual expiration date. Termination Fees are included in rental revenue. These decreases were partially offset by acquisition and development buildings that came into service throughout 2008 and the three months ended March 31, 2009.

Segments
The Company evaluates the performance of the Properties in Operation by reportable segment (see Note 2 to the Company’s financial statements for a reconciliation to net income). The following table identifies changes in reportable segments (dollars in thousands):
Property Level Operating Income:

	Three Months Ended
	March 31,		Percentage
	2009	2008	Increase (Decrease)
Northeast
- Southeastern PA	$31,540	$29,779	5.9	% (1)
- Lehigh/Central PA	17,542	17,674	(0.7%)
- New Jersey	5,677	5,888	(3.6%)
Midwest	13,111	12,578	4.2	% (2)
Mid-Atlantic	23,838	25,125	(5.1	%)(3)
South	31,268	27,019	15.7	% (1)
Philadelphia	3,555	11,365	(68.7	%)(4)
United Kingdom	871	683	27.5	% (5)

Total property level operating income	$127,402	$130,111	(2.1%)

(1)	The increase for the three months ended March 31, 2009 versus the three months ended March 31, 2008 was due to an increase in average gross investment in operating real estate, an increase in occupancy, and an increase in rental rates.

(2)	The increase for the three months ended March 31, 2009 versus the three months ended March 31, 2008 was primarily due to an increase in average gross investment in operating real estate and an increase in rental rates. This increase was partially offset by a decrease in occupancy in 2009.

(3)	The decrease for the three months ended March 31, 2009 versus the three months ended March 31, 2008 was primarily due to a decrease in occupancy. This decrease was partially offset by an increase in average gross investment in operating real estate and an increase in rental rates in 2009.

(4)	The decrease for the three months ended March 31, 2009 versus the three months ended March 31, 2008 was due to the effect of Comcast Center operation during the relevant periods. Comcast Center was a wholly owned 1.25 million square foot property until March 30, 2008 when it was sold into an unconsolidated joint venture.

(5)	The increase for the three months ended March 31, 2009 versus the three months ended March 31, 2008 was due to an increase in occupancy and a decrease in operating expenses.
Same Store
Property level operating income, exclusive of Termination Fees, for the Same Store properties increased to $123.3 million for the three months ended March 31, 2009 from $120.9 million for the three months ended March 31, 2008, on a straight line basis (which recognizes rental revenue evenly over the life of the lease), and increased to $119.9 million for the three months ended March 31, 2009 from $117.8 million for the three months ended March 31, 2008 on a cash basis. These increases of 1.9% and 1.8%, respectively, are primarily due to an increase in rental rates.
Management generally considers the performance of the Same Store properties to be a useful financial performance measure because the results are directly comparable from period to period. Management further believes that the performance comparison should exclude Termination Fees since they are more event specific and are not representative of ordinary performance results. In addition, Same Store property level operating income and Same Store cash basis property level operating income exclusive of Termination Fees is considered by management to be a more reliable indicator of the portfolio’s baseline performance. The Same Store properties consist of the 631 properties totaling approximately 60.3 million square feet owned on January 1, 2008 and excluding properties sold through March 31, 2009.
Set forth below is a schedule comparing the property level operating income, on a straight line basis and on a cash basis, for the Same Store properties for the years ended March 31, 2009 and 2008. Same Store property level operating income and cash basis property level operating income are non-GAAP measures and do not represent income before property dispositions, income taxes and equity in earnings of unconsolidated joint ventures because they do not reflect the consolidated operations of the Company. Investors should review Same Store results, along with Funds from operations (see “Liquidity and Capital Resources” section), GAAP net income and cash flow from operating activities, investing activities and financing activities when considering the Company’s operating performance. Also, set forth below is a reconciliation of Same Store property level operating income and cash basis property level operating income to net income (in thousands).

	Three Months Ended
	March 31, 2009	March 31, 2008
Same Store:
Rental revenue	$126,226	$123,944
Operating expenses:
Rental property expense	39,222	37,444
Real estate taxes	21,065	19,376
Operating expense recovery	(57,342)	(53,824)

Unrecovered operating expenses	2,945	2,996

Property level operating income	123,281	120,948
Less straight line rent	3,399	3,198

Cash basis property level operating income	$119,882	$117,750

Reconciliation of non-GAAP financial measure — Same Store:
Cash basis property level operating income	$119,882	$117,750
Straight line rent	3,399	3,198

Property level operating income	123,281	120,948
Property level operating income — properties purchased or developed subsequent to January 1, 2008	4,291	8,172
Less: Property level operating income — properties held for sale at March 31, 2009	(470)	(290)
Termination fees	300	1,281
General and administrative expense	(15,576)	(14,037)
Depreciation and amortization expense	(43,553)	(43,063)
Other income (expense)	(34,794)	(38,599)
(Loss) gain on property dispositions	(294)	641
Income taxes	(217)	(484)
Equity in earnings of unconsolidated joint ventures	417	377
Discontinued operations	457	1,450

Net income	$33,842	$36,396

General and Administrative
General and administrative expenses increased to $15.6 million for the three months ended March 31, 2009 compared to $14.0 million for the three months ended March 31, 2008. The increase was primarily due to the accelerated vesting of long term incentive compensation due to the years of service and age of certain employees.
Depreciation and Amortization
Depreciation and amortization increased to $43.6 million for the three months ended March 31, 2009 from $43.1 million for the three months ended March 31, 2008. The increase was primarily due to the increased investment in tenant improvement costs, which are depreciated over a shorter period than buildings.
Interest Expense
Interest expense decreased to $38.4 million for the three months ended March 31, 2009 from $41.7 million for the three months ended March 31, 2008. This decrease was related to a decrease in the average debt outstanding, which was $2,579.2 million for the three months ended March 31, 2009, compared to $3,055.7 million for the three months ended March 31, 2008. The effect of the decrease in the average debt outstanding was partially offset by an increase in the weighted average interest rate to 6.3% for the three months ended March 31, 2009 from 6.2% for the three months ended March 31, 2008, as well as a decrease in interest capitalized due to the decrease in development activity.
Interest expense allocated to discontinued operations for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.8 million, respectively. This decrease was due to the decrease in the level of dispositions in 2009 compared to 2008.
Other
Gain (loss) on property dispositions decreased to a loss of $0.3 million for the three months ended March 31, 2009 from a gain of $0.6 million for the three months ended March 31, 2008. The decrease was primarily due to impairments recognized on certain of the Company’s properties in 2009.

During the three months ended March 31, 2009, the Company purchased $6.9 million principal amount of its August 2010 Senior Notes. These notes were purchased at a $0.5 million discount. The discount is included in net income as a debt extinguishment gain.
Income from discontinued operations decreased to $0.5 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008. The decrease was due to lower operating income and the decrease in gains recognized on sales which were $0.2 million for the three months ended March 31, 2009 compared to $0.6 million for the three months ended March 31, 2008.
As a result of the foregoing, the Company’s net income decreased to $33.8 million for the three months ended March 31, 2009 from $36.4 million for the three months ended March 31, 2008.
Liquidity and Capital Resources
Overview
The Company has historically accessed capital primarily from the public unsecured debt markets. The uncertainty in the global credit market has negatively affected this market. As a result, the Company expects to be more reliant on other sources of capital to meet its maturing debt obligations and to complete its development pipeline. The Company believes that it has a significant amount of borrowing capacity available to it from its real estate assets which are generally unsecured. The Company believes that additional capital sources include sources such as proceeds to be realized from the sale of real estate assets. Finally, the Company may access $165 million in funds through the sale of common shares under its continuous equity offering program. The Company paid Citigroup Global Markets Inc., its agent under this program, an aggregate of $1.9 million in fees with respect to the common shares sold through this program during the three months ended March 31, 2009. The Company paid Citigroup Global Markets Inc., an additional $0.4 million in fees with respect to common shares sold through this program from April 1, 2009 to May 6, 2009. There is $15 million available from the initial $150 million program and the Company has expanded the program by an additional $150 million. During the first quarter, the Company raised $317.4 million from secured mortgage financings, it realized $45.6 million in proceeds from the sale of real estate and it raised net proceeds of $91.8 million from the sale of common shares.
Activity
As of March 31, 2009, the Company had cash and cash equivalents of $164.1 million, including $33.1 million in restricted cash.
Net cash flow provided by operating activities increased to $100.2 million for the three months ended March 31, 2009 from $39.3 million for the three months ended March 31, 2008. This $60.9 million increase was primarily due to a change in restricted cash and the timing of payments on account. The change in restricted cash is due to the restriction of funds in the United Kingdom for the payment of infrastructure costs. Net cash flow provided by operating activities is the primary source of liquidity to fund distributions to shareholders and for the recurring capital expenditures and leasing transaction costs for the Company’s Wholly Owned Properties in Operation. In the fourth quarter of 2008, the Company reduced its quarterly dividend to $0.475 per share from $0.625 per share.
Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2009 compared to $194.2 million for the three months ended March 31, 2008. This $192.2 million decrease primarily resulted from a decrease in net proceeds from the disposition of properties/land. Net cash from the disposition of properties for the three months ended March 31, 2008 was provided primarily through the sale of Comcast Center to an unconsolidated joint venture. The joint venture obtained the funds to purchase the property through the funding of a $324 million permanent financing. See Note 4 to the Company’s financial statements.
Net cash provided by financing activities was $13.6 million for the three months ended March 31, 2009 compared to net cash used of $264.6 million for the three months ended March 31, 2008. This $278.2 million change was primarily due to the decreased net borrowings during the three months ended March 31, 2009 due to decreased investment activity during 2009. Net cash provided by or used in financing activities includes proceeds from the issuance of equity and debt, net of debt repayments and equity repurchases and shareholder distributions. Cash provided by financing activities is a source of capital utilized by the Company to fund investment activities.
The Company funds its development and acquisitions with long-term capital sources and proceeds from the disposition of properties. For the three months ended March 31, 2009, a portion of these activities were funded through a $600 million Credit Facility (the “Credit Facility”). The interest rate on borrowings under the Credit Facility fluctuates based upon ratings from Moody’s Investors Service, Inc. (“Moody’s”), Standard and Poor’s Ratings Group (“S&P”) and Fitch, Inc. (“Fitch”). The current ratings for the Company’s senior unsecured debt are

Baa2, BBB and BBB+ from Moody’s, S&P and Fitch, respectively. At these ratings, the interest rate for borrowings under the Credit Facility is 65 basis points over LIBOR. The Credit Facility contains an accordion feature whereby the Company may borrow an additional $200 million. The Credit Facility expires in January 2010, and has a one-year extension option.
Additionally, the Company has entered into an agreement to fund its planned improvements for the Kings Hill Phase 2 land development project. At March 31, 2009, the Company had drawn £1.0 million from a £7 million revolving credit facility. The facility expires on November 22, 2011.
The Company uses debt financing to lower its overall cost of capital in an attempt to increase the return to shareholders. The Company staggers its debt maturities and maintains debt levels it considers to be prudent. In determining its debt levels, the Company considers various financial measures including the debt to gross assets ratio and the fixed charge coverage ratio. As of March 31, 2009 the Company’s debt to gross assets ratio was 40.8%, and for the three months ended March 31, 2009, the fixed charge coverage ratio was 2.5x. Debt to gross assets equals total long-term debt, borrowings under the Credit Facility divided by total assets plus accumulated depreciation. The fixed charge coverage ratio equals income from continuing operations before property dispositions, including operating activity from discontinued operations, plus interest expense and depreciation and amortization, divided by interest expense, including capitalized interest, plus distributions on preferred units.
As of March 31, 2009, $474.9 million in mortgage loans and $2,093.3 million in unsecured notes were outstanding with a weighted average interest rate of 6.58%. The interest rates on $2,415.9 million of mortgage loans and unsecured notes are fixed and range from 5.00% to 8.75%. For $152.3 million of mortgage loans, the interest rate floats at a spread to LIBOR. The interest rate on these loans at March 31, 2009 was 6.88%. The weighted average remaining term for the mortgage loans and unsecured notes is 4.9 years.
The scheduled principal amortization and maturities of the Company’s mortgage loans, unsecured notes outstanding and the Credit Facility and the related weighted average interest rates as of March 31, 2009 are as follows (in thousands, except percentages):

	MORTGAGES					WEIGHTED
	PRINCIPAL	PRINCIPAL	UNSECURED	CREDIT		AVERAGE
	AMORTIZATION	MATURITIES	NOTES	FACILITY	TOTAL	INTEREST RATE
2009 (9 months)	$4,920	$4,069	$238,562	$—	$247,551	7.68%
2010	6,530	4,736	169,739	—	181,005	8.34%
2011	6,758	12,179	250,000	—	268,937	7.20%
2012	4,711	180,612	235,000	—	420,323	6.64%
2013	3,858	4,510	—	—	8,368	6.92%
2014	4,352	2,684	200,000	—	207,036	5.66%
2015	3,932	44,469	300,000	—	348,401	5.28%
2016	2,461	182,318	300,000	—	484,779	4.65%
2017	1,770	—	300,000	—	301,770	6.62%
2018 & thereafter	—	—	100,000	—	100,000	7.50%

	$39,292	$435,577	$2,093,301	$—	$2,568,170	6.58%

On April 15, 2009, the Company repaid $238.6 million of maturing unsecured notes.
General
The Company has continued to focus on the performance of the Same Store portfolio. In addition, the Company has continued to pursue development and acquisition opportunities and the strategic disposition of certain properties. The Company endeavors to maintain high occupancy levels while increasing rental rates and controlling costs.

The expiring square feet and annual net rent by year for the Properties in Operation as of March 31, 2009 are as follows (in thousands):

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
Wholly Owned Properties in Operation:
2009 (9 months)	1,974	$8,673	982	$8,503	1,630	$22,052	4,586	$39,228
2010	3,543	16,737	1,753	16,445	2,907	41,166	8,203	74,348
2011	3,116	14,105	1,359	13,757	2,343	36,114	6,818	63,976
2012	4,683	23,256	1,550	15,281	2,203	37,896	8,436	76,433
2013	2,026	10,175	1,430	14,705	2,571	43,180	6,027	68,060
2014	2,137	11,412	734	8,201	2,420	37,622	5,291	57,235
Thereafter	9,498	53,271	2,409	28,652	5,801	105,432	17,708	187,355

TOTAL	26,977	$137,629	10,217	$105,544	19,875	$323,462	57,069	$566,635

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
Joint Venture Properties in Operation:
2009 (9 months)	897	$3,479	11	$231	303	$6,302	1,211	$10,012
2010	1,392	5,560	24	662	410	8,711	1,826	14,933
2011	938	3,950	11	270	310	7,055	1,259	11,275
2012	329	1,598	63	1,533	179	4,223	571	7,354
2013	535	2,316	—	—	242	5,634	777	7,950
2014	1,078	4,981	2	63	335	9,333	1,415	14,377
Thereafter	2,562	13,695	37	915	2,339	76,369	4,938	90,979

TOTAL	7,731	$35,579	148	$3,674	4,118	$117,627	11,997	$156,880

	Industrial-		Industrial-
	Distribution		Flex		Office		Total
	Square	Annual	Square	Annual	Square	Annual	Square	Annual
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
Properties in Operation:
2009 (9 months)	2,871	$12,152	993	$8,734	1,933	$28,354	5,797	$49,240
2010	4,935	22,297	1,777	17,107	3,317	49,877	10,029	89,281
2011	4,054	18,055	1,370	14,027	2,653	43,169	8,077	75,251
2012	5,012	24,854	1,613	16,814	2,382	42,119	9,007	83,787
2013	2,561	12,491	1,430	14,705	2,813	48,814	6,804	76,010
2014	3,215	16,393	736	8,264	2,755	46,955	6,706	71,612
Thereafter	12,060	66,966	2,446	29,567	8,140	181,801	22,646	278,334

TOTAL	34,708	$173,208	10,365	$109,218	23,993	$441,089	69,066	$723,515

The scheduled deliveries of the 4.4 million square feet of Properties under Development as of March 31, 2009 are as follows (dollars in thousands):

		Square Feet
	Scheduled	Industrial-	Industrial-			Percent	Total
	In-Service Date	Distribution	Flex	Office	Total	Leased	Investment
Wholly Owned Properties under Development	2nd Quarter 2009	920,400	126,000	78,120	1,124,520	54.5%	$74,253
	3rd Quarter 2009	100,000	68,700	333,006	501,706	13.6%	88,723
	4th Quarter 2009	961,100	—	176,494	1,137,594	95.2%	126,212
	2nd Quarter 2010	—	—	95,261	95,261	72.3%	24,426
	4th Quarter 2010	—	—	211,236	211,236	50.8%	46,245

	TOTAL	1,981,500	194,700	894,117	3,070,317	63.2%	$359,859

Joint Venture Properties under Development	4th Quarter 2009	725,000	—	—	725,000	69.0%	$35,825
	2nd Quarter 2010	463,636	—	176,394	640,030	3.2%	155,220

	TOTAL	1,188,636	—	176,394	1,365,030	38.1%	$191,045

Total Properties under Development	TOTAL	3,170,136	194,700	1,070,511	4,435,347	55.5%	$550,904

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

Funds from operations (“FFO”) available to common shareholders also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Funds from operations available to common shareholders for the three months ended March 31, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2009	March 31, 2008
Reconciliation of net income to FFO — basic

Net Income available to common shareholders	$27,889	$29,961

Basic — Income available to common shareholders	27,889	29,961
Basic — income available to common shareholders per weighted average share	$0.28	$0.33

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,990	3,548
Depreciation and amortization	43,022	43,378
Gain on property dispositions	(308)	(968)
Noncontrolling interest share in addback for depreciation and amortization and gain on property dispositions	(1,737)	(1,995)

Funds from operations available to common shareholders — basic	$72,856	$73,924

Basic Funds from operations available to common shareholders per weighted average share	$0.72	$0.81

Reconciliation of net income to FFO — diluted:

Net Income available to common shareholders	$27,889	$29,961

Diluted — income available to common shareholders	27,889	29,961
Diluted — income available to common shareholders per weighted average share	$0.28	$0.33

Adjustments:
Depreciation and amortization of unconsolidated joint ventures	3,990	3,548
Depreciation and amortization	43,022	43,378
Gain on property dispositions	(308)	(968)
Noncontrolling interest less preferred share distributions	1,064	1,352

Funds from operations available to common shareholders - diluted	$75,657	$77,271

Diluted Funds from operations available to common shareholders per weighted average share	$0.72	$0.80

Reconciliation of weighted average shares:
Weighted average common shares — all basic calculations	100,681	91,779
Dilutive shares for long term compensation plans	279	164

Diluted shares for net income calculations	100,960	91,943
Weighted average common units	4,021	4,190

Diluted shares for Funds from operations calculations	104,981	96,133

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2008.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As noted in prior filings, Republic filed a lawsuit against Messrs. Kramer and Grigg and Republic Properties Corporation in the United States District Court (“the Court”) for the District of Columbia. Republic Property Corporation, Messrs. Kramer and Grigg filed motions to dismiss this lawsuit. On March 31, 2008, the Court granted the motion to dismiss. The Company filed a motion for reconsideration of the grant of the motion to dismiss on April 14, 2008. On April 28, 2008, Republic Property Corporation and Messrs. Kramer and Grigg filed their opposition to the Company’s motion and on May 8, 2008 the Company replied to their opposition. On August 13, 2008, the Court denied the motion for reconsideration. The Company has appealed the Court’s decision. Oral agreement of this appeal is scheduled for May 12, 2009.
As noted in prior filings, Mr. Richard Kramer, Republic’s former Non-executive Chairman of the Board, filed a lawsuit against Republic in the United States District Court for the District of Maryland Southern Division, in which he sought advancement for legal fees incurred by him purportedly in connection with an independent counsel’s investigation with respect to certain matters involving Republic’s course of dealing in a West Palm Beach development project, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed a nearly identical lawsuit against Republic in the Circuit Court of Baltimore County, Maryland. We filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Kramer’s lawsuit. Mr. Kramer filed a motion for summary judgment against the Company. On November 2, 2007 the Circuit Court denied Mr. Kramer’s motion for summary judgment and granted the Company’s motion to dismiss. Mr. Kramer appealed the Circuit Court’s judgment. On March 23, 2009, the Maryland Court of Appeals affirmed the judgment of the Circuit Court of Baltimore City.
As noted in prior filings, Republic filed a lawsuit against 25 Massachusetts Avenue Property LLC (the “Owner”) of Republic Square I in the Court of Chancery in the State of Delaware. The matter was tried in 2007. On April 7, 2008, the Court of Chancery issued an opinion concluding that neither party is entitled to relief and ordering that the Lis Pendens be lifted. On April 15, 2008, the Owner filed a notice of appeal from dismissal of its counterclaims. The parties fully briefed 25 Mass’ appeal to the Delaware Supreme Court, to which all appeals are made. Oral argument in this matter was made before the Delaware Supreme Court on November 12, 2008. On November 25, 2008, the Delaware Supreme Court remanded the matter to the Court of Chancery in order for the Court of Chancery to consider 25 Mass’ claimed breach of the Option Agreement based on (i) liability for breach of the implied duty of good faith and fair dealing; and (ii) liability for breach of the “further assurances” clause of the option agreement. On January 22, 2009 the Court of Chancery issued a Memorandum Opinion adhering to its original determination that 25 Mass’ counterclaim should be dismissed. On January 29, 2009 the Supreme Court of the State of Delaware set forth a schedule for supplemental memorandum to be filed by the parties. In accordance with the schedule, the matter was submitted to the Court for decision on briefs as of April 8, 2009. On April 20, 2009 the Court issued its opinion adopting the Court of Chancery’s Memorandum Opinions and dismissing 25 Mass’ claims. On April 24, 2009, 25 Mass filed a motion for Rehearing En Banc. On April 29, 2009 the Court denied 25 Mass’ motion for Rehearing En Banc.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2009, an individual acquired a total of 57,613 common shares of beneficial interest of Liberty Property Trust in exchange for the same number of units of limited partnership interest in Liberty Property Limited Partnership. This individual acquired these units of limited partnership interest in connection with their contribution to the Operating Partnership of certain assets in 1998. The exchange of common shares of beneficial interest for the units of limited partnership is exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1*	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3*	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4*	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY TRUST

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	May 11, 2009 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	May 11, 2009

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIBERTY PROPERTY LIMITED PARTNERSHIP

BY:	Liberty Property Trust
General Partner

/s/ WILLIAM P. HANKOWSKY William P. Hankowsky	May 11, 2009 Date
President and Chief Executive Officer

/s/ GEORGE J. ALBURGER, JR.	May 11, 2009

George J. Alburger, Jr.	Date
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges.

31.1	Certification of the Chief Executive Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Liberty Property Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of Liberty Property Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of the Chief Executive Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.4	Certification of the Chief Financial Officer of Liberty Property Trust, in its capacity as the general partner of Liberty Property Limited Partnership, required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)